Form 10-Q
period 2000-06-30
SONUS NETWORKS INC
filed 2000-08-09
CIK 1105472

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                        COMMISSION FILE NUMBER 000-30229

                            ------------------------

                              SONUS NETWORKS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                04-3387074
 (STATE OR OTHER JURISDICTION         (I.R.S. EMPLOYER IDENTIFICATION NO.)
     OF INCORPORATION OR
        ORGANIZATION)

                 5 CARLISLE ROAD, WESTFORD, MASSACHUSETTS 01886
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)
                                 (978) 692-8999

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              (1)Yes /X/    No / /

                              (2)Yes / /    No /X/

ALTHOUGH THE REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, THE REGISTRANT DID NOT BECOME SUBJECT TO SUCH FILING REQUIREMENTS UNTIL THE REGISTRATION OF CERTAIN SHARES OF ITS COMMON STOCK PURSUANT TO A REGISTRATION STATEMENT ON FORM S-1 (THE "REGISTRATION STATEMENT") WHICH WAS DECLARED EFFECTIVE BY THE SECURITIES AND EXCHANGE COMMISSION ON MAY 24, 2000.

    As of July 24, 2000, there were 61,014,358 shares of Common Stock, $0.001 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the registrant's Registration Statement on Form S-1 (Registration
              No. 333-32206) are incorporated by reference herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SONUS NETWORKS, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 2000
                               TABLE OF CONTENTS

                                                                             PAGE
                                                                           --------
PART I--FINANCIAL INFORMATION
    Item 1:  Financial Statements
             Condensed Consolidated Balance Sheets as of June 30, 2000
               (unaudited) and December 31, 1999.........................         1
             Condensed Consolidated Statements of Operations for the
               Three and Six Months Ended June 30, 2000 and 1999
               (unaudited)...............................................         2
             Condensed Consolidated Statement of Redeemable Convertible
               Preferred Stock and Stockholders' Equity (Deficit) for the
               Six Months Ended June 30, 2000 (unaudited)................         3
             Condensed Consolidated Statements of Cash Flows for the Six
               Months Ended June 30, 2000 and 1999 (unaudited)...........         4
             Notes to Condensed Consolidated Financial Statements
               (unaudited)...............................................         5
    Item 2:  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................         9
             Cautionary Statements.......................................        12
    Item 3:  Quantitative and Qualitative Disclosure About Market Risk...        21

PART II--OTHER INFORMATION
    Item 2:  Changes in Securities and Use of Proceeds...................        22
    Item 6:  Exhibits and Reports on Form 8-K............................        22
             Signature...................................................        23
    Exhibit Index........................................................        24

PART I--FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                              SONUS NETWORKS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              JUNE 30, 2000   DECEMBER 31, 1999
                                                              -------------   -----------------
                                                               (UNAUDITED)
                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $142,987          $  8,885
  Marketable securities.....................................      12,714            14,681
  Accounts receivable, net..................................       2,444                --
  Inventories...............................................       7,704             2,210
  Other current assets......................................         761               298
                                                                --------          --------
    Total current assets....................................     166,610            26,074
Property and equipment, net.................................       7,794             4,269
Other assets, net...........................................         696               439
                                                                --------          --------
                                                                $175,100          $ 30,782
                                                                ========          ========
                    LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                                STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Current portion of long-term obligations..................    $     --          $  1,336
  Accounts payable..........................................       5,895             1,412
  Accrued expenses..........................................       8,391             2,691
  Deferred revenue..........................................       5,091             1,031
                                                                --------          --------
    Total current liabilities...............................      19,377             6,470

LONG-TERM OBLIGATIONS, less current portion.................          --             3,402

COMMITMENTS.................................................

REDEEMABLE CONVERTIBLE PREFERRED STOCK......................          --            46,109

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $0.01 par value, 5,000,000 shares
    authorized; none issued and outstanding.................          --                --
  Common stock, $0.001 par value, 300,000,000 shares
    authorized; 61,270,658 and 21,836,974 issued at June 30,
    2000 and December 31, 1999, respectively................          61                22
  Capital in excess of par value............................     260,872            25,611
  Accumulated deficit.......................................     (65,311)          (33,882)
  Stock subscriptions receivable............................        (346)             (346)
  Deferred compensation.....................................     (39,488)          (16,604)
  Treasury stock, at cost: 257,500 common shares at June 30,
    2000....................................................         (65)               --
                                                                --------          --------
    Total stockholders' equity (deficit)....................     155,723           (25,199)
                                                                --------          --------
                                                                $175,100          $ 30,782
                                                                ========          ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SONUS NETWORKS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                         -------------------   -------------------
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
REVENUES...............................................  $  6,511   $    --    $  7,604   $    --
Manufacturing expenses and product costs (1)...........     4,555       349       6,017       572
                                                         --------   -------    --------   -------
GROSS PROFIT (LOSS)....................................     1,956      (349)      1,587      (572)

OPERATING EXPENSES:
  Research and development (1).........................     6,355     2,387      11,199     5,071
  Sales and marketing (1)..............................     4,381       834       7,739     1,272
  General and administrative (1).......................     1,277       375       1,990       676
  Stock-based compensation.............................     6,386       564      13,365     1,081
                                                         --------   -------    --------   -------
    Total operating expenses...........................    18,399     4,160      34,293     8,100
                                                         --------   -------    --------   -------
LOSS FROM OPERATIONS...................................   (16,443)   (4,509)    (32,706)   (8,672)
Interest expense.......................................       (93)      (46)       (209)      (83)
Interest income........................................     1,182       138       1,526       295
                                                         --------   -------    --------   -------
NET LOSS...............................................  $(15,354)  $(4,417)   $(31,389)  $(8,460)
                                                         ========   =======    ========   =======
NET LOSS PER SHARE (NOTE 1(g)):
  Basic and diluted....................................  $  (0.72)  $ (1.04)   $  (2.15)  $ (2.25)
                                                         ========   =======    ========   =======
  Pro forma basic and diluted..........................  $  (0.36)  $ (0.15)   $  (0.77)  $ (0.29)
                                                         ========   =======    ========   =======
SHARES USED IN COMPUTING NET LOSS PER SHARE (NOTE
  1(g)):
  Basic and diluted....................................    21,426     4,234      14,585     3,759
                                                         ========   =======    ========   =======
  Pro forma basic and diluted..........................    43,091    30,120      41,006    29,621
                                                         ========   =======    ========   =======

------------------------

(1) Excludes non-cash, stock-based compensation expense as follows:

      Manufacturing expenses and product costs.........  $    116   $    17    $    189   $    25
      Research and development.........................     2,520       170       6,167       291
      Sales and marketing..............................     2,927       350       5,666       564
      General and administrative.......................       823        27       1,343       201
                                                         --------   -------    --------   -------
                                                         $  6,386   $   564    $ 13,365   $ 1,081
                                                         ========   =======    ========   =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SONUS NETWORKS, INC.

 CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                        REDEEMABLE CONVERTIBLE
                                            PREFERRED STOCK                                 CAPITAL
                                       -------------------------        COMMON STOCK           IN                       STOCK
                                                     REDEMPTION    ----------------------   EXCESS OF   ACCUMULATED    SUBSCRIPTIONS
                                         SHARES        VALUE         SHARES     PAR VALUE   PAR VALUE    DEFICIT       RECEIVABLE
                                       -----------   -----------   ----------   ---------   ---------   ------------   ------------
Balance, January 1, 2000.............   12,323,968     $46,109     21,836,974      $22      $ 25,611      $(33,882)       $(346)
    Issuance of Series D preferred
      stock for cash, net of issuance
      costs of $40...................    1,509,154      24,750             --       --            --           (40)          --
    Issuance of common stock to
      public, net of issuance costs
      of $10,567.....................           --          --      5,750,000        6       121,688            --           --
    Issuance of common stock to
      employees......................           --          --      1,288,557        1         6,424            --           --
    Conversion of preferred stock to
      common stock...................  (13,833,122)    (70,859)    32,319,074       32        70,827            --           --
    Exercise of stock options........           --          --         76,053       --            73            --           --
    Repurchase of common stock.......           --          --             --       --            --            --           --
    Compensation associated with the
      grant of stock options and sale
      of restricted stock to
      non-employees..................           --          --             --       --         2,389            --           --
    Deferred compensation related to
      stock option grants and sale of
      restricted common stock........           --          --             --       --        33,860            --           --
    Amortization of deferred
      compensation...................           --          --             --       --            --            --           --
    Net loss.........................           --          --             --       --            --       (31,389)          --
                                       -----------     -------     ----------      ---      --------      --------        -----
Balance, June 30, 2000...............           --     $    --     61,270,658      $61      $260,872      $(65,311)       $(346)
                                       ===========     =======     ==========      ===      ========      ========        =====

                                                         TREASURY STOCK         TOTAL
                                                                             STOCKHOLDERS'
                                        DEFERRED       -------------------     EQUITY
                                       COMPENSATION    SHARES      COST       (DEFICIT)
                                       -------------   --------   --------   --------------
Balance, January 1, 2000.............    $(16,604)          --      $ --        $(25,199)
    Issuance of Series D preferred
      stock for cash, net of issuance
      costs of $40...................          --           --        --             (40)
    Issuance of common stock to
      public, net of issuance costs
      of $10,567.....................          --           --        --         121,694
    Issuance of common stock to
      employees......................          --           --        --           6,425
    Conversion of preferred stock to
      common stock...................          --           --        --          70,859
    Exercise of stock options........          --           --        --              73
    Repurchase of common stock.......          --      257,500       (65)            (65)
    Compensation associated with the
      grant of stock options and sale
      of restricted stock to
      non-employees..................          --           --        --           2,389
    Deferred compensation related to
      stock option grants and sale of
      restricted common stock........     (33,860)          --        --              --
    Amortization of deferred
      compensation...................      10,976           --        --          10,976
    Net loss.........................          --           --        --         (31,389)
                                         --------      -------      ----        --------
Balance, June 30, 2000...............    $(39,488)     257,500      $(65)       $155,723
                                         ========      =======      ====        ========

   The accompanying notes are an integral part of these condensed conolidated financial statements

                              SONUS NETWORKS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(31,389)  $(8,460)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization.........................     1,762       499
      Compensation expense associated with the grant of
        stock options and issuance of restricted stock to
        non-employees.......................................     2,389        27
      Amortization of deferred compensation.................    10,976     1,054
      Changes in current assets and liabilities:
          Accounts receivable...............................    (2,444)       --
          Inventories.......................................    (5,494)     (920)
          Other current assets..............................      (463)     (225)
          Accounts payable..................................     4,483       989
          Accrued expenses..................................     5,700       562
          Deferred revenue..................................     4,060        --
                                                              --------   -------
            Net cash used in operating activities...........   (10,420)   (6,474)
                                                              --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (5,159)   (1,542)
  Maturities of marketable securities.......................    19,548    17,973
  Purchases of marketable securities........................   (17,581)   (5,056)
  Other assets..............................................      (385)      (82)
                                                              --------   -------
            Net cash provided by (used in) investing
              activities....................................    (3,577)   11,293
                                                              --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock....................   128,119       514
  Proceeds from exercise of stock options...................        73        10
  Net proceeds from issuance of preferred stock.............    24,710       241
  Proceeds from long-term obligations.......................       405       727
  Payments of long-term obligations.........................    (5,143)     (200)
  Repurchase of common stock................................       (65)       --
                                                              --------   -------
            Net cash provided by financing activities.......   148,099     1,293
                                                              --------   -------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................   134,102     6,112
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     8,885     3,584
                                                              --------   -------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $142,987   $ 9,696
                                                              ========   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..................  $    209   $    83
                                                              ========   =======
SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTION:
  Conversion of redeemable convertible preferred stock into
    common stock............................................  $ 70,859   $    --
                                                              ========   =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SONUS NETWORKS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by Sonus Networks, Inc. (the "Company" or "Sonus") and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair statement of the results for the interim periods. The condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit or condense certain information and footnote disclosure pursuant to existing SEC rules and regulations. Results for the interim periods are not necessarily indicative of results for the entire fiscal year. These statements should be read in conjunction with the financial statements and related footnotes included in the Company's registration statement Form S-1 (File No. 333-32206) declared effective by the SEC on May 24, 2000.

    The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany transactions and balances have been eliminated.

(B) CASH EQUIVALENTS AND MARKETABLE SECURITIES

    Cash equivalents are stated at cost plus accrued interest, which approximates market value, and have maturities of three months or less at the date of purchase.

    Marketable securities are classified as held-to-maturity, as Sonus has the intent and ability to hold to maturity. Marketable securities are reported at amortized cost. Cash equivalents and marketable securities are invested in high-quality credit instruments, primarily U.S. Government obligations and corporate obligations with contractual maturities of less than one year. There have been no gains or losses to date.

(C) CONCENTRATION OF CREDIT RISK AND LIMITED SUPPLIERS

    The financial instruments that potentially subject Sonus to concentrations of credit risk are cash, marketable securities and receivables. Sonus has no significant off-balance-sheet concentrations such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Sonus' cash holdings are diversified between three financial institutions. For the three and six months ended June 30, 2000, three and four customers each accounted for more than 10% of revenues. As of June 30, 2000, three customers accounted for more than 10% of the accounts receivable balance.

    Certain components and software licenses from third-parties used in Sonus' products are procured from a single source. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus' delivery of products and thereby adversely affect Sonus' revenues and operating results.

(D) REVENUE RECOGNITION

    Sonus recognizes revenue from product sales to end users, resellers and distributors upon shipment, provided there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of the related receivable is probable. If uncertainties exist, Sonus recognizes revenue when those uncertainties are resolved. In multiple element arrangements, Sonus uses the residual method in accordance with Statements of Position 97-2 and 98-9. Service revenue is recognized as the services are provided. Amounts collected prior to satisfying the revenue recognition

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) criteria are reflected as deferred revenue. Warranty costs are estimated and recorded by Sonus at the time of product revenue recognition.

(E) STOCK BASED COMPENSATION

    Sonus uses the intrinsic value-based method of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, to account for all of its employee stock-based compensation plans and uses the fair value method to account for all non-employee stock-based compensation.

(F) COMPREHENSIVE LOSS

    Sonus applies Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. The comprehensive loss for the period for the three and six months ended
June 30, 2000 and 1999 does not differ from the reported loss.

(G) NET LOSS PER SHARE

    Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of unrestricted common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of unrestricted common stock and potential common stock outstanding during the period, if dilutive. Potential common stock comprises restricted shares of common stock and common shares issuable upon the exercise of stock options. Shares of common stock issuable upon the conversion of Sonus' redeemable convertible preferred stock have also been excluded from the date of issuance.

    Options to purchase 4,198,000 and 869,000 shares of common stock have not been included in the computation of diluted net loss per share for the three and six months ended June 30, 2000 and 1999, respectively, as their effects would have been anti-dilutive.

    Pro forma basic and diluted net loss per share for the three and six months ended June 30, 2000 and 1999 are computed using the weighted average number of unrestricted common shares outstanding, including the pro forma effects of the automatic conversion of Sonus' Series A, B, C and D redeemable convertible preferred stock into shares of Sonus' common stock which occurred upon the closing of Sonus' Initial Public Offering ("IPO"), as if such conversion occurred at the date of original issuance. There were no dilutive shares of potential common stock for these periods as the Company incurred a net loss in each period.

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following table sets forth the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share:

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                         -------------------   -------------------
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

NET LOSS...............................................  $(15,354)  $(4,417)   $(31,389)  $(8,460)
                                                         ========   =======    ========   =======
HISTORICAL-
  Weighted average common shares outstanding...........    35,404    18,683      28,857    17,870
  Less weighted average restricted common shares
    outstanding........................................   (13,978)  (14,449)    (14,272)  (14,111)
                                                         --------   -------    --------   -------
  Shares used in computing basic and diluted net loss
    per share..........................................    21,426     4,234      14,585     3,759
                                                         ========   =======    ========   =======
  Basic and diluted net loss per share.................  $  (0.72)  $ (1.04)   $  (2.15)  $ (2.25)
                                                         ========   =======    ========   =======
PRO FORMA-
  Shares used in computing historical basic and diluted
    net loss per share.................................    21,426     4,234      14,585     3,759
  Weighted average number of shares assumed upon
    conversion of redeemable convertible preferred
    stock..............................................    21,665    25,886      26,421    25,862
                                                         --------   -------    --------   -------
  Shares used in computing pro forma basic and diluted
    net loss per share.................................    43,091    30,120      41,006    29,621
                                                         ========   =======    ========   =======
  Pro forma basic and diluted net loss per share.......  $  (0.36)  $ (0.15)   $  (0.77)  $ (0.29)
                                                         ========   =======    ========   =======

NOTE 2. INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out basis) or market and consist of the following, in thousands:

                                                          JUNE 30,   DECEMBER 31,
                                                            2000         1999
                                                          --------   ------------
Raw materials...........................................   $  432       $  305
Work in progress........................................    3,055          941
Finished goods..........................................    4,217          964
                                                           ------       ------
                                                           $7,704       $2,210
                                                           ======       ======

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

NOTE 3. LONG-TERM OBLIGATIONS

    Sonus had a $7.0 million equipment line of credit with a bank, bearing interest at the bank's prime rate plus 0.5%, available through June 30, 2000. In June 2000, $5.1 million, representing all amounts then outstanding under this line were repaid and the equipment line of credit was terminated.

NOTE 4. REDEEMABLE CONVERTIBLE PREFERRED STOCK

    Upon the completion of the IPO, each share of Series A, B, C and D redeemable convertible preferred stock was converted into an aggregate of 32,319,074 shares of common stock. Each share of Series A, B and C preferred stock was converted into 2.5 shares of common stock and each share of Series D preferred stock was converted into one share of common stock.

NOTE 5. STOCKHOLDERS' EQUITY (DEFICIT)

(A) IPO

    On May 31, 2000, the Company completed its IPO of 5,750,000 shares of common stock, which includes the exercise of the underwriters' over allotment option of 750,000 shares, at $23.00 per share. The proceeds from the IPO were $121.7 million, after deducting the underwriters' discounts and commissions and estimated offering expenses paid by us of $10.6 million.

(B) STOCK-BASED COMPENSATION

    Stock-based compensation expenses include the amortization of deferred employee compensation and other equity related expenses for non-employees.

    In connection with certain employee stock option grants and the issuance of employee restricted common stock, the Company recorded deferred stock-based compensation of $33,860,000 for the six months ended June 30, 2000 and $25,065,000 for the year ended December 31, 1999. Deferred stock-based compensation represents the difference between the option exercise price or purchase price and the fair value of the Company's common stock on the date of grant or sale for accounting purposes. Deferred compensation will be recognized as an expense over the vesting period of the underlying stock options and restricted common stock. Stock-based compensation expense was $6,376,000 and $559,000 for the three months ended June 30, 2000 and 1999, respectively, and $10,976,000 and $1,054,000 for the six months ended June 30, 2000 and 1999, respectively.

    Sonus has valued the stock options and the issuances of restricted common stock to non-employees based upon the fair market value of the services rendered where Sonus believes the value of these services is more readily determinable than the value of the options or restricted stock. All other grants of options and issuances of restricted stock to non-employees are valued based upon the Black-Scholes option pricing model. As of June 30, 2000, Sonus has 45,000 stock options and 40,000 shares of restricted common stock outstanding to non-employees. Sonus has recorded stock-based compensation expense of $10,000 and $5,000 for the grant of options and issuances of restricted stock to non-employees for the three months ended June 30, 2000 and 1999, respectively and $2,389,000 and $27,000 for the six months ended June 30, 2000 and 1999, respectively. In accordance with Emerging Issues Task Force 96-18, Sonus will record the value at the time the services are provided.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about ourselves and our industry. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the factors set forth in "Cautionary Statements" beginning on page 12 of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the condensed consolidated unaudited financial statements and related notes for the periods specified. Further reference should be made to the Company's Registration Statement on Form S-1 (File No. 333-32206).

OVERVIEW

    We are a leading provider of voice infrastructure products for the new public network. We offer a new generation of carrier-class switching equipment and software that enable voice services to be delivered over packet-based networks.

    Since our inception, we have incurred significant losses and, as of June 30, 2000, had an accumulated deficit of $65.3 million. We have not achieved profitability on a quarterly or an annual basis, and anticipate that we will continue to incur net losses. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues. We expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

    We sell our products through a direct sales force, resellers and distributors. In the future, we anticipate expanding our sales efforts to include additional overseas distribution partners. Customers' decisions to purchase our products to deploy in commercial networks involve a significant commitment of resources and a lengthy evaluation, testing and product qualification process. We believe these long sales cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, will cause our revenues and results of operations to vary significantly and unexpectedly from quarter to quarter. We expect to recognize revenues from a limited number of customers for the foreseeable future.

    We recognize revenue from product sales to end users, resellers and distributors upon shipment, provided there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of the related receivable is probable. If uncertainties exist, we recognize revenue when those uncertainties are resolved. Service revenue is recognized as the services are performed. Amounts collected prior to satisfying our revenue recognition criteria are reflected as deferred revenue. We estimate and record warranty costs at the time of product revenue recognition. In November 1999, we began shipping our products and during the three months ended March 31, 2000 recognized our first revenues of $1.1 million. In the three months ended June 30, 2000, we recognized
$6.5 million in revenue. As of June 30, 2000 we had a total of $5.1 million in deferred revenue that we expect to recognize during the balance of fiscal 2000. See note 1(d) to our unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

    REVENUES. Revenues were $6.5 million and $7.6 million for the three and six months ended June 30, 2000, respectively. No revenues were reported for the three and six months ended June 30, 1999. We had three and four customers, during the three and six months ended June 30, 2000, each of whom contributed more than 10% of our revenue, respectively.

    MANUFACTURING EXPENSES AND PRODUCT COSTS. Manufacturing expenses and product costs consist primarily of amounts paid to contract manufacturers, manufacturing and service personnel and related costs. Manufacturing expenses and product costs were $4.6 million and $6.0 million for the three and six months ended June 30, 2000, respectively, an increase of $4.2 million and $5.4 million as compared to the three and six months ended June 30, 1999, respectively. Both increases are primarily the result of an increase in product and personnel costs associated with the revenue increase.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, recruiting expenses and prototype costs related to the design, development, testing and enhancement of our products. We expense our research and development costs as incurred. Research and development expenses increased $4.0 million to $6.4 million for the three months ended June 30, 2000, compared to $2.4 million for the same period in fiscal 1999. Research and development expenses increased $6.1 million to $11.2 million for the six months ended June 30, 2000, compared to $5.1 million for the same period in fiscal 1999. The increases in expenses were primarily a result of increases in personnel and personnel-related expenses, offset in part by lower prototype expenses for the development of our products. Research and development is essential to our future success and we expect the dollar amounts of research and development expenses to increase in future periods.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries and related personnel expenses, commissions, travel and entertainment expenses, promotions, customer evaluations and other marketing expenses. Sales and marketing expenses increased $3.6 million to $4.4 million for the three months ended June 30, 2000, compared to $0.8 million for the same period in fiscal 1999. Sales and marketing expenses increased $6.4 million to $7.7 million for the six months ended June 30, 2000, compared to $1.3 million for the same period in fiscal 1999. The increases in expenses were primarily a result of increases in sales and marketing personnel, sales commissions, marketing programs, and travel and related expenses. We intend to continue to expand our domestic and international sales force and marketing efforts, and as a result, expect that the dollar amounts of sales and marketing expenses will increase in future periods.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, recruiting expenses and professional fees. General and administrative expenses increased $0.9 million to $1.3 million for the three months ended June 30, 2000, compared to $0.4 million for the same period in fiscal 1999. General and administrative expenses increased $1.3 million to $2.0 million for the six months ended June 30, 2000, compared to $0.7 million for the same period in fiscal 1999. The increases reflect costs associated with being a public company, hiring of additional general and administrative personnel and for professional services. We expect that the dollar amounts of general and administrative expenses will increase in future periods as a result of expansion of business activity and the costs associated with being a publicly traded company.

    STOCK-BASED COMPENSATION EXPENSES. Stock-based compensation expenses include the amortization of stock compensation charges resulting from the granting of stock options and the sales of restricted common stock to employees with exercise or sales prices that may be deemed for accounting purposes to be below the fair value of our common stock on the date of grant, and compensation expense associated with the grant of stock options and issuance of restricted stock to non-employees. Deferred compensation amounts are being amortized over the vesting periods of the applicable options or restricted stock, which are four to five years. The compensation expense associated with non-employees is recorded at the time services are provided. See note 5(b) to our unaudited condensed consolidated financial statements.

    Stock-based compensation expenses were $6.4 million for the three months ended June 30, 2000, an increase of $5.8 million from $0.6 million for the three months ended June 30, 1999. Stock-based compensation expenses were $13.4 million for the six months ended June 30, 2000, an increase of $12.3 million from $1.1 million for the same period in fiscal 1999. These increases are due to the amortization of deferred stock-based compensation resulting from the granting of additional stock options and sale of restricted common stock to employees and compensation expense associated with non-employees. Based on the grant of stock options and sale of restricted common stock through June 30, 2000, we expect stock-based compensation expense to impact our results through fiscal 2004.

    INTEREST INCOME (EXPENSE), NET. Interest income, net of interest expense was $1.1 million and $0.1 million for the three months ended June 30, 2000 and 1999, respectively. Interest income, net of interest expense increased
$1.1 million to $1.3 million for the six months ended June 30, 2000, compared to $0.2 million for the same period in fiscal 1999. These increases reflect higher invested balances as a result of our May 2000 IPO and private financings, partially offset by an increase in interest expense from incurred borrowings.

    INCOME TAXES. No provision for income taxes has been recorded for the three and six months ended June 30, 2000 and 1999, due to accumulated net losses. We did not record any tax benefits relating to these losses or other tax benefits due to the uncertainty surrounding the timing of the realization of these future tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to our IPO, we financed our operations primarily through private sales of redeemable convertible preferred stock totaling $70.7 million in net proceeds. Upon the closing of our IPO on May 31, 2000, the Company received cash proceeds, net of underwriters' discount and offering expenses, totaling $121.7, and all of our redeemable convertible preferred stock converted into 32,319,074 shares of common stock. At June 30, 2000, cash, cash equivalents and marketable securities totaled $155.7 million.

    Net cash used in operating activities was $10.4 million for the six months ended June 30, 2000, as compared to $6.5 million for the six months ended
June 30, 1999. The increase in net cash used in operating activities compared to the comparable period of the preceding year reflects increasing net losses and, to a lesser extent, inventory purchases and accounts receivable, offset in part by increases in accounts payable, accrued expenses and deferred revenue.

    Net cash used in investing activities was $3.6 million for the six months ended June 30, 2000, as compared to cash provided of $11.3 million for the six months ended June 30, 1999. Net cash used for investing activities in each period reflects purchases of property and equipment, primarily computers and test equipment for our development and manufacturing activities, and net purchases and maturities of marketable securities. We expect capital expenditures to increase in the year 2000 to approximately $14.0 million, due to our expansion and expenditures for software licenses, computers, and test equipment.

    Net cash provided by financing activities was $148.1 million for the six months ended June 30, 2000 as compared to $1.3 million for the six months ended June 30, 1999. The increase was primarily a result of the net cash proceeds from the Company's IPO and the sale of Series D redeemable convertible preferred stock.

    We believe our current cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. If our existing resources and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results.

CAUTIONARY STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the following cautionary statements and elsewhere in this Quarterly Report on Form 10-Q. If any of the following risks were to occur, our business, financial condition or results of operations would likely suffer and the trading price of our common stock would likely decline.

WE EXPECT THAT A MAJORITY OF OUR REVENUES WILL BE GENERATED FROM A LIMITED NUMBER OF CUSTOMERS, AND OUR REVENUES WILL NOT GROW IF WE DO NOT SUCCESSFULLY SELL PRODUCTS TO THESE CUSTOMERS

    To date, we have shipped our products to a limited number of customers, and only during the first quarter of fiscal 2000 did we begin to recognize revenues. We expect that in the foreseeable future, substantially all of our revenues will depend on sales of our products to a limited number of customers. Our customers are not contractually committed to purchase any minimum quantities of products from us. The customers to whom we have shipped are currently using our products in laboratory testing, internal trials, or in limited deployment in their commercial networks.

    Our customers may not deploy our products in their commercial networks on a timely basis, or at all, and any delay or failure by our customers to introduce commercial services based on our products, or a downturn in their business, would seriously harm our ability to sell products and generate revenues.

WE WILL NOT BE SUCCESSFUL IF WE DO NOT GROW OUR CUSTOMER BASE BEYOND OUR INITIAL FEW CUSTOMERS

    Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by:

    - customer unwillingness to implement our new voice infrastructure products;

    - any delays or difficulties that we may incur in completing the development and introduction of our planned products or product enhancements;

    - new product introductions by our competitors;

    - any failure of our products to perform as expected; or

    - any difficulty we may incur in meeting customers' delivery requirements.

    If we do not expand our customer base to include additional customers that deploy our products in operational, commercial networks, our revenues will not grow significantly, or at all.

THE MARKET FOR VOICE INFRASTRUCTURE FOR THE NEW PUBLIC NETWORK IS NEW AND EVOLVING AND OUR BUSINESS WILL SUFFER IF IT DOES NOT DEVELOP AS WE EXPECT

    The market for our products is rapidly evolving. Packet-based technology may not be widely accepted as a platform for voice and a viable market for our products may not develop or be sustainable. If this market does not develop, or develops more slowly than we expect, we may not be able to sell our products in significant volumes, or at all.

WE ARE ENTIRELY DEPENDENT UPON OUR VOICE INFRASTRUCTURE PRODUCTS AND OUR FUTURE REVENUES DEPEND UPON THEIR COMMERCIAL SUCCESS

    Our future growth depends upon the commercial success of our voice infrastructure products, particularly the GSX9000 Open Services Switch and the System 9200 Internet offload solution. We intend to develop and introduce new products and enhancements to existing products in the future. We may not successfully complete the development or introduction of these products. If our target customers do not adopt, purchase and successfully deploy our current or planned products, our revenues will not grow.

BECAUSE OUR PRODUCTS ARE SOPHISTICATED AND DESIGNED TO BE DEPLOYED IN COMPLEX ENVIRONMENTS, THEY MAY HAVE ERRORS OR DEFECTS THAT WE FIND ONLY AFTER FULL DEPLOYMENT, WHICH COULD SERIOUSLY HARM OUR BUSINESS

    Our products are sophisticated and are designed to be deployed in large and complex networks. Because of the nature of our products, they can only be fully tested when substantially deployed in very large networks with high volumes of traffic. Some of our customers have only recently begun to commercially deploy our products and they may discover errors or defects in the software or hardware, or the products may not operate as expected.

    If we are unable to fix errors or other performance problems that may be identified after full deployment of our products, we could experience:

    - loss of, or delay in, revenues;

    - loss of customers and market share;

    - a failure to attract new customers or achieve market acceptance for our products;

    - increased service, support and warranty costs and a diversion of development resources; and

    - costly and time-consuming legal actions by our customers.

IF WE DO NOT RESPOND RAPIDLY TO TECHNOLOGICAL CHANGES OR TO CHANGES IN INDUSTRY STANDARDS, OUR PRODUCTS COULD BECOME OBSOLETE

    The market for voice infrastructure products for the new public network is likely to be characterized by rapid technological change and frequent new product introductions. We may be unable to respond quickly or effectively to these developments. We may experience difficulties with software development, hardware design, manufacturing or marketing that could delay or prevent our development, introduction or marketing of new products and enhancements. The introduction of new products by competitors, the market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our existing or future products obsolete. If the standards adopted are different from those that we have chosen to support, market acceptance of our products may be significantly reduced or delayed. If our products become technologically obsolete, we may be unable to sell our products in the marketplace and generate revenues.

WE DEPEND UPON CONTRACT MANUFACTURERS AND ANY DISRUPTION IN THESE RELATIONSHIPS MAY CAUSE US TO FAIL TO MEET THE DEMANDS OF OUR CUSTOMERS AND DAMAGE OUR CUSTOMER RELATIONSHIPS

    We rely on a small number of contract manufacturers to manufacture our products according to our specifications and to fill orders on a timely basis. Our contract manufacturers provide comprehensive manufacturing services, including assembly of our products and procurement of materials. Each of our contract manufacturers also builds products for other companies and may not always have sufficient quantities of inventory available to fill our orders, or may not allocate their internal resources to fill these orders on a timely basis. We do not have long-term supply contracts with our manufacturers and they are not required to manufacture products for any specified period. We do not have internal manufacturing capabilities to meet our customers' demands. Qualifying a new contract manufacturer and commencing commercial-scale production is expensive and time consuming and could result in a significant interruption in the supply of our products. If a change in contract manufacturers results in delays of our fulfillment of customer orders or if a contract manufacturer fails to make timely delivery of orders, we may lose revenues and suffer damage to our customer relationships.

WE HAVE BEEN IN BUSINESS FOR A SHORT PERIOD OF TIME AND YOUR BASIS FOR EVALUATING US IS LIMITED

    We were founded in August 1997, and only during the first quarter of fiscal 2000 did we begin to recognize any revenues. We have a limited meaningful operating history upon which you may evaluate us and our prospects. Moreover, we cannot be sure that we have accurately identified all of the risks to our business. Also, our assessment of the prospects for our success may prove inaccurate.

THERE MAY BE SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK THAT COULD CAUSE OUR STOCK PRICE TO FALL

    Certain of Sonus' stockholders hold a substantial number of shares of common stock which are currently subject to lock-up agreements or other restrictive agreements limiting their ability to sell such shares. These stockholders may be able to sell such shares in the public market in the near future. Sales of a substantial number of shares of our common stock in the public market within a short period of time could cause our stock price to fall significantly. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

THE UNPREDICTABILITY OF OUR QUARTERLY RESULTS MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK

    Our revenues and operating results will vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. Generally, purchases by service providers of telecommunications equipment from manufacturers have been unpredictable and clustered, rather than steady, as the providers build out their networks. The primary factors that may affect our revenues and results include the following:

    - fluctuation in demand for our voice infrastructure products and the timing and size of customer orders;

    - the length and variability of the sales cycle for our products and the corresponding timing of recognizing revenues and deferred revenues;

    - new product introductions and enhancements by our competitors and us;

    - changes in our pricing policies, the pricing policies of our competitors and the prices of the components of our products;

    - our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner;

    - the mix of product configurations sold;

    - our ability to obtain sufficient supplies of sole or limited source components;

    - our ability to attain and maintain production volumes and quality levels for our products;

    - costs related to acquisitions of complementary products, technologies or businesses; and

    - general economic conditions, as well as those specific to the telecommunications, networking and related industries.

    As with other telecommunications product suppliers, we may recognize a substantial portion of our revenue in a given quarter from sales booked and shipped in the last weeks of that quarter. As a result, a delay in customer orders is likely to result in a delay in shipments and recognition of revenue beyond the end of a given quarter, which would have a significant impact on our operating results for that quarter.

    Our operating expenses are largely based on anticipated organizational growth and revenue trends. As a result, a delay in generating or recognizing revenues for the reasons set forth above, or for any other reason, could cause significant variations in our operating results. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarters, our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock will probably substantially decrease.

WE MAY NOT BECOME PROFITABLE

    We have incurred significant losses since inception and expect to continue to incur losses in the future. As of June 30, 2000, we had an accumulated deficit of $65.3 million and had only recognized cumulative revenues since inception of $7.6 million through the second quarter of fiscal 2000. We have not achieved profitability on a quarterly or annual basis. Our revenues may not grow and we may never generate sufficient revenues to achieve or sustain profitability. We expect to continue to incur significant and increasing sales and marketing, product development, administrative and other expenses. As a result, we will need to generate significant revenues to achieve and maintain profitability.

WE WILL NOT RETAIN CUSTOMERS OR ATTRACT NEW CUSTOMERS IF WE DO NOT ANTICIPATE AND MEET SPECIFIC CUSTOMER REQUIREMENTS AND IF OUR PRODUCTS DO NOT INTEROPERATE WITH OUR CUSTOMERS' EXISTING NETWORKS

    To achieve market acceptance for our products, we must effectively anticipate, and adapt in a timely manner to, customer requirements and offer products and services that meet changing customer demands. Prospective customers may require product features and capabilities that our current products do not have. The introduction of new or enhanced products also requires that we carefully manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. If we fail to develop products and offer services that satisfy customer requirements, or to effectively manage the transition from older products, our ability to create or increase demand for our products would be seriously harmed and we may lose current and prospective customers.

    Many of our customers will require that our products be designed to interface with their existing networks, each of which may have different specifications. Issues caused by an unanticipated lack of interoperability may result in significant warranty, support and repair costs, divert the attention of our engineering personnel from our hardware and software development efforts and cause significant customer relations problems. If our products do not interoperate with those of our customers' networks, installations could be delayed or orders for our products could be cancelled, which would seriously harm our gross margins and result in loss of revenues or customers.

IF WE FAIL TO COMPETE SUCCESSFULLY, OUR ABILITY TO INCREASE OUR REVENUES OR ACHIEVE PROFITABILITY WILL BE IMPAIRED

    Competition in the telecommunications market is intense. This market has historically been dominated by large companies, such as Lucent Technologies and Nortel Networks, both of whom are our direct competitors. We also face competition from other large telecommunications and networking companies, including Cisco Systems, Siemens and Tellabs, that have entered our market by acquiring companies that design competing products. In addition, a number of private companies have announced plans for new products that address the same market opportunity that we address. Because this market is rapidly evolving, additional competitors with significant financial resources may enter these markets and further intensify competition.

    Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial and other resources, including the ability to offer vendor-sponsored financing programs. If we are unable or unwilling to offer vendor-sponsored financing, prospective customers may decide to purchase products from one of our competitors who offers this type of financing. Furthermore, some of our competitors are currently selling significant amounts of other products to our current and prospective customers. Our competitors' broad product portfolios coupled with already existing relationships may cause our customers to buy our competitors' products.

    To compete effectively, we must deliver products that:

    - provide extremely high reliability and voice quality;

    - scale easily and efficiently;

    - interoperate with existing network designs and other vendors' equipment;

    - provide effective network management;

    - are accompanied by comprehensive customer support and professional services; and

    - provide a cost-effective and space-efficient solution for service providers.

If we are unable to compete successfully against our current and future competitors, we could experience price reductions, order cancellations, loss of revenues and reduced gross margins.

WE AND OUR CONTRACT MANUFACTURERS RELY ON SINGLE OR LIMITED SOURCES FOR SUPPLY OF SOME COMPONENTS OF OUR PRODUCTS AND IF WE FAIL TO ADEQUATELY PREDICT OUR MANUFACTURING REQUIREMENTS OR IF OUR SUPPLY OF ANY OF THESE COMPONENTS IS DISRUPTED, WE WILL BE UNABLE TO SHIP OUR PRODUCTS

    We and our contract manufacturers currently purchase several key components of our products, including commercial digital signal processors, from single or limited sources. We purchase these components on a purchase order basis. If we overestimate our component requirements, we could have excess inventory, which would increase our costs. If we underestimate our requirements, we may not have adequate supply, which could interrupt manufacturing of our products and result in delays in shipments and revenues.

    We currently do not have long-term supply contracts with our component suppliers and they are not required to supply us with products for any specified periods, in any specified quantities or at any set price, except as may be specified in a particular purchase order. In the event of a disruption or delay in supply, or inability to obtain products, we may not be able to develop an alternate source in a timely manner or at favorable prices, or at all. A failure to find acceptable alternative sources could hurt our ability to deliver high-quality products to our customers and negatively affect our operating margins. In addition, our reliance on our suppliers exposes us to potential supplier production difficulties or quality variations. Our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of key components would seriously impact our ability to meet these dates and could result in legal action by our customers, loss of customers or harm to our ability to attract new customers.

IF WE ARE NOT ABLE TO OBTAIN NECESSARY LICENSES OF THIRD-PARTY TECHNOLOGY AT ACCEPTABLE PRICES, OR AT ALL, OUR PRODUCTS COULD BECOME OBSOLETE

    We have incorporated third-party licensed technology into our current products. From time to time, we may be required to license additional technology from third parties to develop new products or product enhancements. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. The inability to maintain or re-license any third-party licenses required in our current products, or to obtain any new third-party licenses to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, and delay or prevent us from making these products or enhancements, any of which could seriously harm the competitiveness of our products.

OUR FAILURE TO MANAGE OUR EXPANSION EFFECTIVELY IN A RAPIDLY CHANGING MARKET COULD INCREASE OUR COSTS, HARM OUR ABILITY TO SELL FUTURE PRODUCTS AND IMPAIR OUR FUTURE GROWTH

    We intend to expand our operations rapidly and plan to hire a significant number of employees during the remainder of 2000. Our growth has placed, and our anticipated growth will continue to place, a significant strain on our management systems and resources. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires effective planning and management processes. We expect that we will need to continue to improve our financial, managerial and manufacturing controls and reporting systems, and will need to continue to expand, train and manage our work force worldwide. If we fail to implement adequate control systems in an efficient and timely manner, our costs may be increased and our growth could be impaired and we may not be able to accurately anticipate and fulfill market demand, the result of which will be a loss of revenues and customers.

IF WE FAIL TO HIRE AND RETAIN NEEDED PERSONNEL, THE IMPLEMENTATION OF OUR BUSINESS PLAN COULD SLOW OR OUR FUTURE GROWTH COULD HALT

    Competition for highly skilled engineering, sales, marketing and support personnel is intense because there are a limited number of people available with the necessary technical skills and understanding of our market. Any failure to attract, assimilate or retain qualified personnel to fulfill our current or future needs could impair our growth. The support of our products requires highly trained customer support and professional services personnel. Once we hire them, they may require extensive training in our voice infrastructure products. If we are unable to hire, train and retain our customer support and professional services personnel, we may not be able to increase sales of our products.

    Our future success depends upon the continued services of our executive officers who have critical industry experience and relationships that we rely on to implement our business plan. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our officers or key employees could delay the development and introduction of, and negatively impact our ability to sell, our products.

OUR ABILITY TO COMPETE AND OUR BUSINESS COULD BE JEOPARDIZED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY OR BECOME SUBJECT TO INTELLECTUAL PROPERTY RIGHTS LITIGATION, WHICH COULD REQUIRE US TO INCUR SIGNIFICANT COSTS

    We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete effectively could be harmed.

    In addition, we may also become involved in litigation as a result of allegations that we infringe intellectual property rights of others. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves and possibly our customers or contract manufacturers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

    - stop selling, incorporating or using our products that use the challenged intellectual property;

    - obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

    - redesign those products that use any allegedly infringing technology.

    Any lawsuits regarding intellectual property rights, regardless of their success, would be time-consuming, expensive to resolve and would divert our management's time and attention.

IF WE ARE SUBJECT TO UNFAIR HIRING CLAIMS, WE COULD INCUR SUBSTANTIAL COSTS IN DEFENDING OURSELVES

    Companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. We may be subject to claims of this kind in the future as we seek to hire qualified personnel. Those claims may result in material litigation. We could incur substantial costs defending ourselves or our employees against those claims, regardless of their merits. In addition, defending ourselves from those types of claims could divert our management's attention from our operations. If we are found to have engaged in unfair hiring practices, or our employees are found to have violated agreements with previous employers, we may suffer a significant disruption in our operations.

WE MAY FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL EXPANSION THAT COULD IMPAIR OUR ABILITY TO GROW OUR REVENUES ABROAD

    We intend to expand into international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues.

    We have limited experience marketing and distributing our products internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including:

    - greater difficulty collecting accounts receivable and longer collection periods;

    - difficulties and costs of staffing and managing foreign operations;

    - the impact of differing technical standards outside the United States;

    - the impact of recessions in economies outside the United States;

    - unexpected changes in regulatory requirements and currency exchange rates;

    - certification requirements;

    - reduced protection for intellectual property rights in some countries; and

    - potentially adverse tax consequences.

ANY INVESTMENTS OR ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND SERIOUSLY HARM OUR FINANCIAL CONDITION

    Although we have no current agreements to do so, we intend to consider investing in, or acquiring, complementary products, technologies or businesses. In the event of any future investments or acquisitions, we could:

    - issue stock that would dilute our current stockholders' percentage ownership;

    - incur debt or assume liabilities;

    - incur significant amortization expenses related to goodwill and other intangible assets; or

    - incur large and immediate write-offs.

    Our integration of any acquired products, technologies or businesses will also involve numerous risks, including:

    - problems and unanticipated costs associated with combining the purchased products, technologies or businesses;

    - diversion of management's attention from our core business;

    - adverse effects on existing business relationships with suppliers and customers;

    - risks associated with entering markets in which we have limited or no prior experience; and

    - potential loss of key employees, particularly those of the acquired organizations.

    We may be unable to successfully integrate any products, technologies, businesses or personnel that we might acquire in the future without significant costs or disruption to our business.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY NOT BE AVAILABLE TO US, AND IF IT IS AVAILABLE, MAY DILUTE OWNERS OF OUR COMMON STOCK

    We may need to raise additional funds through public or private debt or equity financings in order to:

    - fund ongoing operations;

    - take advantage of opportunities, including more rapid expansion or acquisition of complementary products, technologies or businesses;

    - develop new products; or

    - respond to competitive pressures.

    Any additional capital raised through the sale of equity may dilute an investor's percentage ownership of our common stock. Furthermore, additional financings may not be available on terms favorable to us, or at all. A failure to obtain additional funding could prevent us from making expenditures that may be required to grow or maintain our operations.

OUR STOCK PRICE MAY BE VOLATILE

    The market for technology stocks has been extremely volatile. The following factors could cause the market price of our common stock to fluctuate significantly:

    - loss of any of our major customers;

    - the addition or departure of key personnel;

    - variations in our quarterly operating results;

    - announcements by us or our competitors of significant contracts, new products or product enhancements, acquisitions, distribution partnerships, joint ventures or capital commitments;

    - changes in financial estimates by securities analysts;

    - sales of common stock or other securities by us or by our existing stockholders in the future;

    - changes in market valuations of telecommunications and networking companies; and

    - fluctuations in stock market prices and volumes.

    In addition, the stock market in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. The trading prices of many technology companies' stocks are at or near historical highs and these trading prices and multiples are substantially above historical levels and may not be sustained. These broad market and industry trends may materially and adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been initiated against these companies. Class-action litigation, if initiated, could result in substantial costs and a diversion of management's attention and resources. All of these factors could cause the market price of our stock to drop and you may not be able to sell your shares at or above the initial offering price.

INSIDERS WILL CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER US AFTER THIS OFFERING AND COULD LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS, INCLUDING CHANGES OF CONTROL

    Our executive officers, directors and entities affiliated with them in the aggregate, beneficially own a significant portion of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

PROVISIONS OF OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD PREVENT A CHANGE OF CONTROL

    Provisions of our amended and restated certificate of incorporation, amended and restated by-laws, and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

ITEM 3: QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    We do not currently use derivative financial instruments. We generally place our marketable security investments in high-quality credit instruments, primarily U.S. Government obligations and corporate obligations with contractual maturities of less than one year. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is not material.

PART II--OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

    On May 24, 2000, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File Number 333-32206), relating to the initial public offering of the Company's common stock, $0.001 par value. The managing underwriters in the initial public offering were Goldman, Sachs & Co., FleetBoston Robertson Stephens Inc., J.P. Morgan Securities Inc. and Lehman Brothers Inc. The offering was completed on May 31, 2000 and all 5,750,000 shares covered by the Registration Statement, which includes the exercise of the underwriters' over allotment option of 750,000 shares, were sold by the Company at $23.00 per share. The net proceeds from the initial public offering were approximately $121.7 million, after deducting the underwriters' discounts and commissions and estimated offering expenses payable by us of approximately $10.6 million in the aggregate.

    We expect to use the net proceeds from this offering for general corporate purposes, including the funding of operating losses, the expansion of sales, marketing and product development activities, working capital, and capital expenditures. In addition, we may use a portion of the net proceeds to acquire complementary products, technologies or businesses; however, we currently have no plans, commitments or agreements with respect to any of these types of transactions. Pending their use, we have invested the net proceeds in investment-grade, interest-bearing securities.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

EXHIBIT NUMBER
--------------
         1.1            Underwriting Agreement by and among Goldman, Sachs & Co.,
                        FleetBoston Robertson Stephens Inc., Lehman Brothers Inc.
                        and J.P. Morgan Securities Inc. dated March 24, 2000.

         3.1            Fourth Amended and Restated Certificate of Incorporation of
                        the Company.

         3.2            Amended and Restated By-Laws of the Company.

        27.1            Financial Data Schedule.

    (b) Reports on Form 8-K:
     No Reports on Form 8-K were filed by the Company during the three months ended June 30, 2000.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       SONUS NETWORKS, INC.

Dated: August 9, 2000                                  By:  /s/ STEPHEN J. NILL
                                                            -----------------------------------------
                                                            Stephen J. Nill, Chief Financial Officer,
                                                            Vice President of Finance and
                                                            Administration and Treasurer (authorized
                                                            officer and principal financial and
                                                            accounting officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                                     DESCRIPTION
-----------                                     -----------
         1.1            Underwriting Agreement by and among Goldman, Sachs & Co.,
                        FleetBoston Robertson Stephens Inc., Lehman Brothers Inc.
                        and J.P. Morgan Securities Inc. dated March 24, 2000.

         3.1            Fourth Amended and Restated Certificate of Incorporation of
                        the Company.

         3.2            Amended and Restated By-Laws of the Company.

        27.1            Financial Data Schedule.