Form 10-Q
period 2000-09-30
SONUS NETWORKS INC
filed 2000-10-31
CIK 1105472

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                                ---------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                        COMMISSION FILE NUMBER 000-30229

                              SONUS NETWORKS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      04-3387074
(STATE OR OTHER JURISDICTION OF INCORPORATION      (I.R.S. EMPLOYER IDENTIFICATION NO.)
              OR ORGANIZATION)

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

                              (2)Yes /X/    No / /

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

    As of October 18, 2000, there were 183,308,070 shares of Common Stock, $0.001 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's Registration Statement on Form S-1 (Registration No. 333-32206) are incorporated by reference herein.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SONUS NETWORKS, INC.
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000
                               TABLE OF CONTENTS

                                                                                  PAGE
                                                                                --------
PART I--FINANCIAL INFORMATION

         Item 1:  Financial Statements

                  Condensed Consolidated Balance Sheets
                  as of September 30, 2000 (unaudited) and December 31,
                  1999........................................................      1

                  Condensed Consolidated Statements of Operations
                  for the Three and Nine Months Ended September 30, 2000 and
                  1999 (unaudited)............................................      2

                  Condensed Consolidated Statement of Redeemable Convertible
                  Preferred Stock and Stockholders' Equity (Deficit)
                  for the Nine Months Ended September 30, 2000 (unaudited)....      3

                  Condensed Consolidated Statements of Cash Flows
                  for the Nine Months Ended September 30, 2000 and 1999
                  (unaudited).................................................      4

                  Notes to Condensed Consolidated Financial Statements
                  (unaudited).................................................      5

         Item 2:  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................      9

                  Cautionary Statements.......................................     12

         Item 3:  Quantitative and Qualitative Disclosure About Market Risk...     21

PART II--OTHER INFORMATION

         Item 2:  Changes in Securities and Use of Proceeds...................     22

         Item 6:  Exhibits and Reports on Form 8-K............................     22

                  Signature...................................................     23

         Exhibit Index........................................................     24

PART I--FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                              SONUS NETWORKS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $152,685        $  8,885
  Marketable securities.....................................          --          14,681
  Accounts receivable, net..................................       7,617              --
  Inventories...............................................      14,388           2,210
  Other current assets......................................       1,879             298
                                                                --------        --------
    Total current assets....................................     176,569          26,074
  Property and equipment, net...............................      10,703           4,269
  Other assets, net.........................................         911             439
                                                                --------        --------
                                                                $188,183        $ 30,782
                                                                ========        ========

                   LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK
                            AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Current portion of long-term obligations                      $     --        $  1,336
  Accounts payable..........................................      11,800           1,412
  Accrued expenses..........................................      13,763           2,691
  Deferred revenue..........................................      12,264           1,031
                                                                --------        --------
    Total current liabilities...............................      37,827           6,470

LONG-TERM OBLIGATIONS, less current portion                           --           3,402

COMMITMENTS.................................................          --

REDEEMABLE CONVERTIBLE PREFERRED STOCK......................          --          46,109

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $0.01 par value, 5,000,000 shares
    authorized;
    none issued and outstanding.............................          --              --
  Common stock, $0.001 par value, 300,000,000 shares
    authorized;
    184,031,864 and 65,510,921 shares issued at
    September 30, 2000 and December 31, 1999,
    respectively............................................         184              66
  Capital in excess of par value............................     268,165          25,567
  Accumulated deficit.......................................     (77,688)        (33,882)
  Stock subscriptions receivable............................        (346)           (346)
  Deferred compensation.....................................     (39,894)        (16,604)
  Treasury stock, at cost:
    772,500 common shares at September 30, 2000.............         (65)             --
                                                                --------        --------
    Total stockholders' equity (deficit)....................     150,356         (25,199)
                                                                --------        --------
                                                                $188,183        $ 30,782
                                                                ========        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SONUS NETWORKS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
REVENUES..............................................  $ 15,568   $    --    $ 23,171   $     --
Manufacturing expenses and product costs(1)                8,830       519      14,846      1,091
                                                        --------   -------    --------   --------

GROSS PROFIT (LOSS)...................................     6,738      (519)      8,325     (1,091)

OPERATING EXPENSES:
  Research and development(1).........................     7,032     2,434      18,231      7,505
  Sales and marketing(1)..............................     5,833     1,475      13,576      2,747
  General and administrative(1).......................     1,763       438       3,750      1,114
  Stock-based compensation............................     6,982     1,090      20,347      2,171
                                                        --------   -------    --------   --------
    Total operating expenses..........................    21,610     5,437      55,904     13,537
                                                        --------   -------    --------   --------
LOSS FROM OPERATIONS..................................   (14,872)   (5,956)    (47,579)   (14,628)
Interest expense......................................        --       (64)       (209)      (147)
Interest income.......................................     2,495       135       4,022        430
                                                        --------   -------    --------   --------
Net loss..............................................  $(12,377)  $(5,885)   $(43,766)  $(14,345)
                                                        ========   =======    ========   ========
NET LOSS PER SHARE (NOTE 1(g)):
  Basic and diluted...................................  $  (0.09)  $ (0.38)   $  (0.57)  $  (1.13)
                                                        ========   =======    ========   ========
  Pro forma basic and diluted.........................  $  (0.09)  $ (0.06)   $  (0.34)  $  (0.16)
                                                        ========   =======    ========   ========

SHARES USED IN COMPUTING NET LOSS PER SHARE
  (NOTE 1(g)):
  Basic and diluted...................................   144,836    15,631      77,448     12,729
                                                        ========   =======    ========   ========
  Pro forma basic and diluted.........................   144,836    96,330     130,291     91,351
                                                        ========   =======    ========   ========

------------------------

(1) Excludes non-cash, stock-based compensation expense as follows:

Manufacturing expenses and product costs..............  $    113   $    22    $    302   $     47
Research and development..............................     2,617       389       8,784        680
Sales and marketing...................................     3,442       520       9,108      1,084
General and administrative............................       810       159       2,153        360
                                                        --------   -------    --------   --------
                                                        $  6,982   $ 1,090    $ 20,347   $  2,171
                                                        ========   =======    ========   ========

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

                                 REDEEMABLE CONVERTIBLE
                                     PREFERRED STOCK
                                -------------------------
                                                                 COMMON STOCK         CAPITAL IN                      STOCK
                                              REDEMPTION    -----------------------   EXCESS OF    ACCUMULATED    SUBSCRIPTIONS
                                  SHARES         VALUE        SHARES      PAR VALUE   PAR VALUE      DEFICIT       RECEIVABLE
                                -----------   -----------   -----------   ---------   ----------   ------------   -------------
BALANCE, JANUARY 1, 2000......   12,323,968    $ 46,109      65,510,921     $ 66       $ 25,567      $(33,882)        $(346)

  Issuance of Series D
    preferred stock for cash,
    net of issuance costs of
    $40.......................    1,509,154      24,750              --       --             --           (40)           --

  Issuance of common stock to
    public, net of issuance
    costs of $10,602..........           --          --      17,250,000       17        121,632            --            --

  Issuance of common stock to
    employees.................           --          --       3,865,671        4          6,421            --            --

  Conversion of preferred
    stock to common stock.....  (13,833,122)    (70,859)     96,957,222       97         70,762            --            --

  Exercise of stock options...           --          --         448,050       --            146            --            --

  Repurchase of common
    stock.....................           --          --              --       --             --            --            --

  Compensation associated with
    the grant of stock options
    and sale of restricted
    stock to non-employees....           --          --              --       --          2,389            --            --

  Deferred compensation
    related to stock options
    grants and sale of
    restricted common stock...           --          --              --       --         41,248            --            --

  Amortization of deferred
    compensation..............           --          --              --       --             --            --            --

  Net loss....................           --          --              --       --             --       (43,766)           --
                                -----------    --------     -----------     ----       --------      --------         -----

BALANCE, SEPTEMBER 30, 2000...           --    $     --     184,031,864     $184       $268,165      $(77,688)        $(346)
                                ===========    ========     ===========     ====       ========      ========         =====


                                                     TREASURY
                                                       STOCK               TOTAL
                                  DEFERRED      -------------------    STOCKHOLDERS'
                                COMPENSATION     SHARES      COST     EQUITY (DEFICIT)
                                -------------   --------   --------   ----------------
BALANCE, JANUARY 1, 2000......    $(16,604)          --      $ --         $(25,199)
  Issuance of Series D
    preferred stock for cash,
    net of issuance costs of
    $40.......................          --           --        --              (40)
  Issuance of common stock to
    public, net of issuance
    costs of $10,602..........          --                                 121,649
  Issuance of common stock to
    employees.................          --           --        --            6,425
  Conversion of preferred
    stock to common stock.....          --                                  70,859
  Exercise of stock options...          --                                     146
  Repurchase of common
    stock.....................          --      772,500       (65)             (65)
  Compensation associated with
    the grant of stock options
    and sale of restricted
    stock to non-employees....          --           --        --            2,389
  Deferred compensation
    related to stock options
    grants and sale of
    restricted common stock...     (41,248)          --        --               --
  Amortization of deferred
    compensation..............      17,958           --        --           17,958
  Net loss....................          --           --        --          (43,766)
                                  --------      -------      ----         --------
BALANCE, SEPTEMBER 30, 2000...    $(39,894)     772,500      $(65)        $150,356
                                  ========      =======      ====         ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SONUS NETWORKS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(43,766)  $(14,345)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     3,150        862
    Compensation expense associated with the grant of stock
      options and issuance of restricted stock to
      non-employees.........................................     2,389         74
    Amortization of deferred compensation...................    17,958      2,097
    Changes in current assets and liabilities:
      Accounts receivable...................................    (7,617)        --
      Inventories...........................................   (12,178)    (1,502)
      Other current assets..................................    (1,581)      (115)
      Accounts payable......................................    10,388        832
      Accrued expenses......................................    11,072        822
      Deferred revenue......................................    11,233         --
                                                              --------   --------
        Net cash used in operating activities...............    (8,952)   (11,275)
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (9,384)    (2,299)
  Maturities of marketable securities.......................    32,262     18,150
  Purchases of marketable securities........................   (17,581)   (20,246)
  Other assets..............................................      (672)      (328)
                                                              --------   --------
        Net cash provided by (used in) investing
          activities........................................     4,625     (4,723)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock....................   128,074        647
  Proceeds from exercise of stock options...................       146         10
  Net proceeds from issuance of preferred stock.............    24,710     20,609
  Proceeds from long-term obligations.......................       405      1,726
  Payments of long-term obligations.........................    (5,143)      (360)
  Repurchase of common stock................................       (65)        --
                                                              --------   --------
        Net cash provided by financing activities...........   148,127     22,632
                                                              --------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................   143,800      6,634
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     8,885      3,584
                                                              --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $152,685   $ 10,218
                                                              ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..................  $    209   $    147
                                                              ========   ========

SUPPLEMENTARY DISCLOSURE OF NONCASH TRANSACTION:
  Conversion of redeemable convertible preferred stock into
    common stock............................................  $ 70,859   $     --
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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by Sonus Networks, Inc. (the "Company" or "Sonus") and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair statement of the results for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit or condense certain information and footnote disclosure pursuant to existing SEC rules and regulations. Results for the interim periods are not necessarily indicative of results for the entire fiscal year. These statements should be read in conjunction with the financial statements and related footnotes included in the Company's registration statement Form S-1 (File No. 333-32206) declared effective by the SEC on May 24, 2000.

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

(c) CONCENTRATION OF CREDIT RISK, SIGNIFICANT CUSTOMERS AND LIMITED SUPPLIERS

    The financial instruments that potentially subject Sonus to concentrations of credit risk are cash, marketable securities and receivables. Sonus has no significant off-balance-sheet concentrations such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Sonus' cash holdings are diversified between three financial institutions.

    For the three and nine months ended September 30, 2000, four and three customers, respectively each accounted for more than 10% of revenues. As of September 30, 2000, three customers accounted for more than 10% of the Company's accounts receivable balance.

    Certain components and software licenses from third-parties used in Sonus' products are procured from a single source. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus' delivery of products and thereby adversely affect Sonus' revenues and operating results.

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(d) REVENUE RECOGNITION

    Sonus recognizes revenue from product sales to end users, resellers and distributors upon shipment, provided there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of the related receivable is probable. If uncertainties exist, Sonus recognizes revenue when those uncertainties are resolved. In multiple element arrangements, Sonus uses the residual method in accordance with Statements of Position 97-2 and 98-9. Service revenue is recognized as the services are provided. Amounts collected prior to satisfying the revenue recognition criteria are reflected as deferred revenue. Warranty costs are estimated and recorded by Sonus at the time of product revenue recognition.

(e) STOCK BASED COMPENSATION

    Sonus uses the intrinsic value-based method of Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, to account for all of its employee stock-based compensation plans and uses the fair value method to account for all non-employee stock-based compensation.

(f) COMPREHENSIVE LOSS

    Sonus applies Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME. The comprehensive loss for the period for the three and nine months ended September 30, 2000 and 1999 does not differ from the reported loss.

(g) NET LOSS PER SHARE

    Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of unrestricted common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of unrestricted common stock and potential common stock outstanding during the period, if dilutive. Potential common stock comprises restricted shares of common stock and common shares issuable upon the exercise of stock options. Shares of common stock issuable upon the conversion of Sonus' redeemable convertible preferred stock have also been excluded from the date of issuance until conversion into common stock.

    Options to purchase 12,471,249 and 3,340,500 shares of common stock have not been included in the computation of diluted net loss per share for the three and nine months ended September 30, 2000 and 1999, respectively, as their effects would have been anti-dilutive.

    Pro forma basic and diluted net loss per share for the three and nine months ended September 30, 2000 and 1999 are computed using the weighted average number of unrestricted common shares outstanding, including the pro forma effects of the automatic conversion of Sonus' Series A, B, C and D redeemable convertible preferred stock into shares of Sonus' common stock which occurred upon the closing of Sonus' initial public offering, as if such conversion occurred at the date of original issuance. There were no dilutive shares of potential common stock for these periods as the Company incurred a net loss in each period.

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following table sets forth the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share:

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET LOSS..............................................  $(12,377)  $(5,885)   $(43,766)  $(14,345)
                                                        ========   =======    ========   ========
HISTORICAL--
  Weighted average common shares outstanding..........   183,144    58,650     118,761     55,290
  Less weighted average restricted common shares
    outstanding.......................................   (38,308)  (43,019)    (41,313)   (42,561)
                                                        --------   -------    --------   --------
  Shares used in computing basic and diluted net loss
    per share.........................................   144,836    15,631      77,448     12,729
                                                        ========   =======    ========   ========
  Basic and diluted net loss per share................  $  (0.09)  $ (0.38)   $  (0.57)  $  (1.13)
                                                        ========   =======    ========   ========
PRO FORMA--
  Shares used in computing historical basic and
    diluted net loss per share........................   144,836    15,631      77,448     12,729
  Weighted average number of shares assumed upon
    conversion of redeemable convertible preferred
    stock.............................................        --    80,699      52,843     78,622
                                                        --------   -------    --------   --------
  Shares used in computing pro forma basic and diluted
    net loss per share................................   144,836    96,330     130,291     91,351
                                                        ========   =======    ========   ========
  Pro forma basic and diluted net loss per share......  $  (0.09)  $ (0.06)   $  (0.34)  $  (0.16)
                                                        ========   =======    ========   ========

NOTE 2.  INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out basis) or market and consist of the following, in thousands:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
Raw materials.......................................     $ 1,784         $  305
Work in progress....................................       4,609            941
Finished goods......................................       7,995            964
                                                         -------         ------
                                                         $14,388         $2,210
                                                         =======         ======

NOTE 3.  LONG-TERM OBLIGATIONS

    Sonus had a $7.0 million equipment line of credit with a bank, bearing interest at the bank's prime rate plus 0.5%, available through June 30, 2000. In June 2000, $5.1 million, representing all amounts then outstanding under this line were repaid and the equipment line of credit was terminated.

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

NOTE 4.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

    Upon the completion of the initial public offering, each share of Series A, B, C and D redeemable convertible preferred stock was converted into an aggregate of 96,957,222 shares of common stock.

NOTE 5.  STOCKHOLDERS' EQUITY (DEFICIT)

(a) STOCK SPLIT

    On October 6, 2000, the Company effected a three-for-one stock split in the form of a stock dividend. All common shares, common stock options and per share amounts in the accompanying financial statements and footnotes have been retroactively adjusted to reflect the stock split.

(b) INITIAL PUBLIC OFFERING

    On May 31, 2000, the Company completed its initial public offering of 17,250,000 shares of common stock, which includes the exercise of the underwriters' over allotment option of 2,250,000 shares, at $7.67 per share. The proceeds from the initial public offering were $121.6 million, after deducting the underwriters' discounts and commissions and estimated offering expenses paid by us of $10.6 million.

(c) STOCK-BASED COMPENSATION

    Stock-based compensation expenses include the amortization of deferred employee compensation and other equity related expenses for non-employees.

    In connection with certain employee stock option grants and the issuance of employee restricted common stock, the Company recorded deferred stock-based compensation of $41,248,000 for the nine months ended September 30, 2000 and $25,065,000 for the year ended December 31, 1999. Deferred stock-based compensation represents the difference between the option exercise price or purchase price and the fair value of the Company's common stock on the date of grant or sale for accounting purposes. Deferred compensation will be recognized as an expense over the vesting period of the underlying stock options and restricted common stock. Employee stock-based compensation expense was $6,982,000 and $1,044,000 for the three months ended September 30, 2000 and 1999, respectively, and $17,958,000 and $2,097,000 for the nine months ended September 30, 2000 and 1999, respectively.

    Sonus has valued the stock options and the issuances of restricted common stock to non-employees based upon the fair market value of the services rendered where Sonus believes the value of these services is more readily determinable than the value of the options or restricted stock. All other grants of options and issuances of restricted stock to non-employees are valued based upon the Black-Scholes option pricing model. As of September 30, 2000, Sonus has 135,000 stock options and 120,000 shares of restricted common stock outstanding to non-employees. Sonus has recorded stock-based compensation expense of $46,000 for the grant of options and issuances of restricted stock to non-employees for the three months ended September 1999, and $2,389,000 and $74,000 for the nine months ended September 30, 2000 and 1999, respectively. In accordance with Emerging Issues Task Force 96-18, Sonus will record the value at the time the services are provided.

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

    Since our inception, we have incurred significant losses and, as of September 30, 2000, had an accumulated deficit of $77.7 million. We have not achieved profitability on a quarterly or an annual basis, and anticipate that we will continue to incur net losses. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues. We expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

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

    We recognize revenue from product sales to end users, resellers and distributors upon shipment, provided there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of the related receivable is probable. If uncertainties exist, we recognize revenue when those uncertainties are resolved. Service revenue is recognized as the services are performed. Amounts collected prior to satisfying our revenue recognition criteria are reflected as deferred revenue. We estimate and record warranty costs at the time of product revenue recognition. In November 1999, we began shipping our products. For the three and nine months ended September 30, 2000, we recognized $15.6 million and $23.2 million in revenue, respectively. As of September 30, 2000 we had a total of $12.3 million in deferred revenue. See note 1(d) to our unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

    REVENUES. Revenues were $15.6 million and $23.2 million for the three and nine months ended September 30, 2000. No revenues were reported for the three and nine months ended September 30, 1999. We had four and three customers, during the three and nine months ended September 30, 2000, each of whom contributed more than 10% of our revenue.

    MANUFACTURING EXPENSES AND PRODUCT COSTS. Manufacturing expenses and product costs consist primarily of amounts paid to contract manufacturers, manufacturing and service personnel and related costs. Manufacturing expenses and product costs were $8.8 million and $14.8 million for the three and nine months ended September 30, 2000, respectively, an increase of $8.3 million and $13.8 million as compared to the three and nine months ended September 30, 1999, respectively. Both increases are primarily the result of an increase in product and personnel costs associated with the increase in revenues.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, recruiting expenses and prototype costs related to the design, development, testing and enhancement of our products. We expense our research and development costs as incurred. Research and development expenses increased $4.6 million to $7.0 million for the three months ended September 30, 2000, compared to $2.4 million for the same period in fiscal 1999. Research and development expenses increased
$10.7 million to $18.2 million for the nine months ended September 30, 2000, compared to $7.5 million for the same period in fiscal 1999. The increases in expenses were primarily a result of increases in personnel and personnel-related expenses. Research and development is essential to our future success and we expect the dollar amounts of research and development expenses to increase in future periods.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries and related personnel expenses, commissions, travel and entertainment expenses, promotions, customer evaluations and other marketing expenses. Sales and marketing expenses increased $4.3 million to $5.8 million for the three months ended September 30, 2000, compared to $1.5 million for the same period in fiscal 1999. Sales and marketing expenses increased
$10.9 million to $13.6 million for the nine months ended September 30, 2000, compared to $2.7 million for the same period in fiscal 1999. The increases in expenses were primarily a result of increases in sales and marketing personnel, sales commissions, marketing programs, and travel related expenses. We intend to continue to expand our domestic and international sales force and marketing efforts, and as a result, expect that the dollar amounts of sales and marketing expenses will increase in future periods.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, recruiting expenses and professional fees. General and administrative expenses increased $1.4 million to $1.8 million for the three months ended September 30, 2000, compared to $0.4 million for the same period in fiscal 1999. General and administrative expenses increased $2.7 million to $3.8 million for the nine months ended September 30, 2000, compared to $1.1 million for the same period in fiscal 1999. The increases reflect costs associated with being a public company, hiring of additional general and administrative personnel and for professional services. We expect that the dollar amounts of general and administrative expenses will increase in future periods as a result of expansion of business activity and the costs associated with being a publicly traded company.

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

    Stock-based compensation expenses were $7.0 million for the three months ended September 30, 2000, an increase of $5.9 million from $1.1 million for the three months ended September 30, 1999. Stock-based compensation expenses were $20.3 million for the nine months ended September 30, 2000, an increase of $18.1 million from $2.2 million for the same period in fiscal 1999. These increases are due to the amortization of deferred stock-based compensation resulting from the granting of additional stock options and sale of restricted common stock to employees and compensation expense associated with non-employees. Based on the grant of stock options and sale of restricted common stock through September 30, 2000, we expect stock-based compensation expense to impact our results through fiscal 2004.

    INTEREST INCOME (EXPENSE), NET. Interest income, net of interest expense was $2.5 million and $0.1 million for the three months ended September 30, 2000 and 1999, respectively. Interest income, net of interest expense increased
$3.5 million to $3.8 million for the nine months ended September 30, 2000, compared to $0.3 million for the same period in fiscal 1999. These increases reflect higher invested balances as a result of our May 2000 initial public offering and private financings, partially offset by interest expense from incurred borrowings through June 2000.

    INCOME TAXES. No provision for income taxes has been recorded for the three and nine months ended September 30, 2000 and 1999, due to accumulated net losses. We did not record any tax benefits relating to these losses or other tax benefits due to the uncertainty surrounding the timing of the realization of these future tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to our initial public offering, we financed our operations primarily through private sales of redeemable convertible preferred stock totaling
$70.7 million in net proceeds. Upon the closing of our initial public offering on May 31, 2000, the Company received cash proceeds, net of underwriters' discount and offering expenses, totaling $121.6 million, and all of our redeemable convertible preferred stock converted into 96,957,222 shares of common stock. At September 30, 2000, cash and cash equivalents totaled
$152.3 million.

    Net cash used by operating activities was $9.0 million for the nine months ended September 30, 2000, as compared to $11.3 million for the nine months ended September 30, 1999. The decrease reflects higher non-cash charges for stock-based compensation, depreciation, accrued expenses and deferred revenue offset in part by increasing net losses and, to a lesser extent, inventory purchases and accounts receivable.

    Net cash provided by investing activities was $4.6 million for the nine months ended September 30, 2000, as compared to cash used of $4.7 million for the nine months ended September 30, 1999. Net cash provided by investing activities in each period reflects purchases of property and equipment, primarily computers and test equipment for our development and manufacturing activities, and net purchases and maturities of marketable securities. We expect our capital expenditures to remain at high levels as we further expand our research and development efforts and as our employee base grows. The timing and amount of future capital expenditures will depend primarily on our future growth.

    Net cash provided by financing activities was $148.1 million for the nine months ended September 30, 2000 as compared to $22.6 million for the nine months ended September 30, 1999. The increase was primarily a result of the net cash proceeds from the Company's initial public offering.

    We believe our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. If our existing resources and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results.

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

    To date, we have shipped our products to a limited number of customers, and only during the first quarter of fiscal 2000 did we begin to recognize revenues. We expect that in the foreseeable future, substantially all of our revenues will depend on sales of our products to a limited number of customers. Our customers are not contractually committed to purchase any minimum quantities of products from us. The customers to whom we have shipped are currently using our products in laboratory testing, internal trials, or in initial deployment in their commercial networks.

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

WE ARE ENTIRELY DEPENDENT UPON OUR VOICE INFRASTRUCTURE PRODUCTS AND OUR FUTURE REVENUES DEPEND UPON THEIR COMMERCIAL SUCCESS

    Our future growth depends upon the commercial success of our voice infrastructure products. We intend to develop and introduce new products and enhancements to existing products in the future. We may not successfully complete the development or introduction of these products. If our target customers do not adopt, purchase and successfully deploy our current or planned products, our revenues will not grow.

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

THERE MAY BE SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK THAT COULD CAUSE OUR STOCK PRICE TO FALL

    Certain of Sonus' stockholders hold a substantial number of shares of common stock which are currently subject to lock-up agreements or other restrictive agreements limiting their ability to sell such shares. Many of these shares will in the near future be able to be sold in the public market. In particular, lock-up agreements entered into with underwriters in connection with the Company's initial public offering, which lapsed partially on August 22, 2000 and October 16, 2000, will lapse completely on November 20, 2000. Sales of a substantial number of shares of our common stock in the public market within a short period of time could cause our stock price to fall significantly. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock.

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

WE MAY NOT BECOME PROFITABLE

    We have incurred significant losses since inception and expect to continue to incur losses in the future. As of September 30, 2000, we had an accumulated deficit of $77.7 million and had only recognized cumulative revenues since inception of $23.2 million through the third quarter of fiscal 2000. We have not achieved profitability on a quarterly or annual basis. Our revenues may not grow and we may never generate sufficient revenues to achieve or sustain profitability. We expect to continue to incur significant and increasing sales and marketing, product development, administrative and other expenses. As a result, we will need to generate significant revenues to achieve and maintain profitability.

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

    In addition, the stock market in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. The trading prices of many technology companies' stocks are substantially above historical levels and may not be sustained. These broad market and industry trends may materially and adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been initiated against these companies. Class-action litigation, if initiated, could result in substantial costs and a diversion of management's attention and resources. All of these factors could cause the market price of our stock to drop and you may not be able to sell your shares at or above the initial offering price.

INSIDERS WILL CONTINUE TO HAVE SUBSTANTIAL CONTROL OVER US AND COULD LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS, INCLUDING CHANGES OF CONTROL

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

PART II--OTHER INFORMATION

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

    Sonus Networks, Inc. (the "Company") effected a three-for-one stock split of its common stock, $0.001 par value per share ("Common Stock") in the form of a stock dividend paid on October 6, 2000 to those holders of record of the Company's Common Stock at the close of business on September 29, 2000.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

EXHIBIT NUMBER
--------------
     27.1        Financial Data Schedule.

    (b) Reports on Form 8-K: The Company filed a Current Report on Form 8-K on October 13, 2000 relating to a three-for-one stock split approved by the Board of Directors.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       SONUS NETWORKS, INC.

Dated: October 31, 2000                                By:  /s/ STEPHEN J. NILL
                                                            -----------------------------------------
                                                            Stephen J. Nill, Chief Financial Officer,
                                                            Vice President of Finance and
                                                            Administration
                                                            and Treasurer (authorized officer and
                                                            principal
                                                            financial and accounting officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------   ------------------------------------------------------------
   27.1       Financial Data Schedule.