Form 10-K
period 2000-12-31
SONUS NETWORKS INC
filed 2001-03-28
CIK 1105472

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [x]   No [  ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy statement or information proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

    ALTHOUGH THE REGISTRANT HAS FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, THE REGISTRANT DID NOT BECOME SUBJECT TO SUCH FILING REQUIREMENTS UNTIL THE REGISTRATION OF CERTAIN SHARES OF ITS COMMON STOCK PURSUANT TO A REGISTRATION STATEMENT ON FORM S-1 WHICH WAS DECLARED EFFECTIVE BY THE SECURITIES AND EXCHANGE COMMISSION ON MAY 25, 2000.

    As of February 15, 2001, there were 202,286,745 shares of Common Stock, $0.001 par value per share, outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,845,035,466.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information required in Items 10-13 are incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2001 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS.

OVERVIEW

    We are a leading provider of voice infrastructure products for the new public network. Our products are a new generation of carrier-class switching equipment and software that enable voice services to be delivered over packet-based networks. Our target customers include new and established communications service providers, including long distance carriers, local exchange carriers, Internet service providers, cable operators, international telephone companies and carriers that provide services to other carriers. These service providers are rapidly building packet-based networks to support the dramatic growth in data traffic resulting from Internet use. Packet-based networks, which transport traffic in small bundles, or "packets," offer a significantly more flexible, cost-effective and efficient means for providing communications services than existing circuit-based networks, designed years ago for telephone calls. By enabling voice traffic to be carried over these packet-based networks, our products will accelerate the convergence of voice and data into the new public network.

    Our suite of voice infrastructure products includes the GSX9000 Open Services Switch, PSX6000 SoftSwitch, SGX2000 SS7 Signaling Gateway, System 9200 Internet offload solution and, as a result of our acquisition of telecom technologies, inc., the INtelligentIP softswitch. Our products, designed for deployment at the core of a service provider's network, significantly reduce the cost to build and operate voice services compared to traditional alternatives. Moreover, our products offer a powerful and open platform for service providers to increase their revenues through the creation and delivery of new and innovative voice and data services. Our switching equipment and software can be rapidly and easily deployed, and readily expanded to accommodate growth in traffic volumes. Our products also interoperate with service providers' existing telephone infrastructure, allowing them to preserve the investment in their current networks. Designed for the largest telephone networks in the world, our products offer the reliability and voice quality that have been hallmarks of the public telephone network for decades.

    We expect two global forces--deregulation and the expansion of the Internet--to revolutionize the 100-year old public telephone network worldwide. Deregulation has fueled intense competition among service providers and is driving them to reduce their costs and establish new revenue sources. The dramatic rise in Internet use and accompanying growth in data traffic has led service providers to make major investments in high-capacity, packet-based networks. Building and maintaining these packet-based networks in parallel with traditional circuit-switched telephone networks is complex and expensive, driving the demand for a new public network that integrates both voice and data.

    Our eleven announced customers include six of the world's leading service providers: Global Crossing, Intermedia Communications, Qwest Communications, Time Warner Telecom, Williams Communications and XO Communications. We sell our products principally through a direct sales force and, in some markets, through distributors and resellers. We also collaborate with our customers to identify and develop new advanced services and applications that they can offer to their customers.

    Our objective is to capitalize on our early technology and market lead and build the premier franchise in voice infrastructure solutions for the new public network. The following are key elements of our strategy:

    - Leverage our technology leadership to achieve key service provider design wins;

    - Expand and broaden our customer base by targeting specific market segments;

    - Expand our global sales, marketing, support and distribution capabilities;

    - Grow our base of software applications and development partners;

    - Leverage our technology platform from the core of the network out to the access edge;

    - Actively contribute to the standards definition and adoption process; and

    - Expand through investments in and acquisitions of complementary products, technologies and businesses.

ACQUISITION OF TELECOM TECHNOLOGIES, INC.

    On January 18, 2001, we acquired telecom technologies, inc., or TTI. Upon the closing of this acquisition, we issued an aggregate of 10,800,000 shares of common stock in exchange for all outstanding capital stock of TTI. Of the 10,800,000 shares issued to the TTI shareholders, 1,200,000 shares were placed into escrow as security for indemnity obligations under the merger agreement, and will be released to TTI shareholders upon expiration of those indemnity obligations, expected to be on the first anniversary of the closing date. In addition, TTI shareholders will have the right to receive up to an aggregate of 4,200,000 additional shares of common stock which have been placed in escrow in the event that TTI achieves certain specified business expansion and product development milestones from time to time prior to December 31, 2002. In connection with our acquisition of TTI, we adopted our 2000 Retention Plan and agreed to issue up to 3,000,000 shares of common stock under this plan to certain employees at TTI who became employees of Sonus, which are subject to vesting and completion of milestones.

INDUSTRY BACKGROUND

    The public telephone network is an integral part of our everyday lives. For most of its 100-year history, the telephone industry has been heavily regulated, which has slowed the evolution of its underlying circuit-switching technologies and limited innovation in service offerings and the pricing of telephone services. We expect two global forces--deregulation and the expansion of the Internet--to revolutionize the public telephone network worldwide.

    Deregulation of the telephone industry accelerated with the passage of the Telecommunications Act of 1996. The barriers that once restricted service providers to a specific geography or service offering, such as local or long distance, are disappearing. The opportunity created by opening up the $750 billion telephone services market has been attracting thousands of new service providers.

    Intense competition between new players and incumbents is driving down prices. With limited ability to reduce the cost structure of the public telephone network, profit margins for traditional telephone services are eroding. In response, service providers are seeking both new, creative and differentiated service offerings and the means to reduce their costs.

    Simultaneously, the rapid adoption of the Internet is driving dramatic growth of data traffic. Today a significant portion of this data traffic is carried over the traditional circuit-switched telephone network. However, this circuit-switched network, designed for voice traffic and built long before the advent of the Internet, is not suited to efficiently transport data traffic. In a circuit-switched network, a dedicated path, or circuit, is established for each call, reserving a fixed amount of capacity or bandwidth in each direction. The dedicated circuit is maintained for the duration of the call across all of the circuit switches spanning the path from origination to the destination of the call, even when no traffic is being sent. As a result, a circuit-switched architecture is highly inefficient for Internet applications, which tend to create large bursts of data traffic followed by long periods of silence.

    In contrast, a packet network divides traffic into distinct units called packets and routes each packet independently. By combining traffic from users with differing capacity demands at different times, packet networks more efficiently fill available network bandwidth with packets of data from many users, thereby reducing the bandwidth wasted due to silence from any single user. The volume of data traffic continues to increase as use of the Internet and the number of connected users grow, driving service providers to build large-scale, more efficient packet networks.

    With voice traffic carried over the vast installed base of traditional circuit-switched networks and data traffic carried over rapidly expanding packet networks, service providers are faced with the expense and complexity of building and maintaining parallel networks.

    The following diagrams depict these parallel voice and data networks.

    [Two diagrams appear: the first diagram is symmetric and depicts a circuit-switched network. A large, rectangular box labeled "Circuit Switched. Network" is in the center. The box contains a series of small shapes aligned linearly and connected by a straight bold line. From left to right, the shapes are a small circle labeled "End Office," two small hexagons labeled "Tandem" and a small circle labeled "End Office." Outside of the rectangular box on each side is an icon representing a telephone connected to the outer circle labeled "End Office" by a bold line. Also on each side and connected to the outer "End Office" circle by dotted lines are icons representing a fax machine and second telephone. Above the rectangular box and connected by dotted lines to each of the small shapes inside of the large rectangle is a shaded oval labeled "SS7."

    Lower diagram is symmetric and depicts a generic packet-switched network. Shaded cloud labeled "Packet Network" is aligned directly below the rectangular box of the upper diagram. On the left and right side of the cloud, aligned linearly, are icons representing a computer, connected to the cloud by dotted lines. Connected to the bottom of the cloud by dotted lines are three additional computers.]

THE NEED FOR, AND BENEFITS OF, COMBINING VOICE AND DATA NETWORKS

    We believe significant opportunities exist in uniting these separate, parallel networks into a new integrated public network capable of transporting both voice and data traffic. Enormous potential savings can be realized by eliminating redundant or overlapping equipment purchases and reducing network operating costs. Also, combining traditional voice services with Internet or Web-based services in a single network is expected to enable new and powerful high-margin, revenue-generating service offerings such as single-number dialing, unified messaging, Internet click-to-talk, sophisticated call centers and other services.

    The packet network is the platform for the new public network. The volume of data traffic has already eclipsed voice traffic and is growing much faster than voice. Packet architectures are more efficient at moving data, more flexible and reduce equipment and operating costs. The key to realizing the full potential of a converged, packet-based network is to enable the world's voice traffic to run over those networks.

    Early attempts to develop new technologies to carry voice traffic over packet networks have included voice over Internet protocol, or VoIP, systems using a personal computer platform and devices that added VoIP capability to existing data devices such as remote access servers. While demonstrating the viability of transmitting voice over packet technology, these approaches have fallen far short of the quality, reliability and scalability required by the public telephone network.

    These early VoIP systems have also lacked the ability to interoperate with the signaling infrastructure of the circuit-switched network. Without this signaling capability, VoIP applications cannot provide the consistent "look, sound and feel" of traditional telephone calls and are not well-suited to more complex applications such as voicemail, unified messaging and other value-added services.

    The public telephone network is large, highly complex and generates significant revenues, a substantial majority of which are derived from voice services. Given service providers' substantial investment in, and dependence upon, traditional circuit-switched technology, their transition to the new public network will be gradual. During this transition, an immediate opportunity exists to reduce the burden on overloaded and expensive circuit-switched resources. Internet offload will allow modem-connected Internet calls to be identified and diverted from the circuit-switched network to the packet network, thus optimizing use of valuable network bandwidth.

REQUIREMENTS FOR VOICE INFRASTRUCTURE PRODUCTS FOR THE NEW PUBLIC NETWORK

    Users demand high levels of quality and reliability from the public telephone network and service providers require a cost-efficient network that enables new revenue-generating services. As a result, voice infrastructure products for the new public network must satisfy the following requirements:

    CARRIER-CLASS PERFORMANCE. Because they operate complex, mission-critical networks, service providers have clear infrastructure requirements. These include extremely high reliability, quality and interoperability. For example, service providers typically require equipment that complies with their 99.999% availability standard.

    SCALABILITY AND DENSITY. Infrastructure solutions for the new public network face challenging scalability requirements. Service providers' central offices typically support tens or even hundreds of thousands of simultaneous calls. In order to be economically attractive, the new infrastructure must compare favorably with existing networks in terms of cost per port, space occupied, power consumption and cooling requirements.

    COMPATIBILITY WITH STANDARDS AND EXISTING INFRASTRUCTURE. New infrastructure equipment and software must support the full range of telephone network standards, including signaling protocols such as SS7 and various physical interfaces such as ISDN, primary rate interface, or PRI, and T1. It must also support data networking protocols such as Internet protocol, or IP, and asynchronous transfer mode, or ATM, as well as newer protocols such as H.323, IPDC and SIP. When operating, the new equipment and software cannot hinder, and ideally should enhance, the capabilities of the existing infrastructure, for example, by alleviating Internet access bottlenecks.

    INTELLIGENT SOFTWARE IN AN OPEN AND FLEXIBLE PLATFORM. The architecture for the new public network will decouple the capabilities of traditional circuit-switching equipment into robust hardware elements and highly intelligent software platforms that provide control, signaling and service creation capabilities. This approach will transform the closed, proprietary circuit-switched public telephone network into a flexible, open environment accessible to a wide range of software developers. Service providers and third-party vendors will be able to develop and implement new applications independent of switch vendors. Moreover, the proliferation of independent software providers promises to drive the creation of innovative voice and data services that could expand service provider revenues.

    SIMPLE AND RAPID INSTALLATION, DEPLOYMENT AND SUPPORT. Infrastructure solutions must be easy to install, deploy, configure and manage. These attributes will enable rapid growth and effective management of dynamic and complex service provider networks.

THE SONUS SOLUTION

    We develop, market and sell what we believe to be the first comprehensive suite of voice infrastructure products purpose-built for the deployment and management of voice and data services over the new public network. The Sonus solution consists of five carrier-class products:

    - the GSX9000 Open Services Switch;

    - the PSX6000 SoftSwitch;

    - the INtelligentIP softswitch;

    - the SGX2000 SS7 Signaling Gateway; and

    - the System 9200 Internet offload solution.

    These products are designed to offer high reliability, toll-quality voice, improved economics, interoperability, rapid deployment and an open architecture enabling the design and implementation of new services and applications. Our solution has been specifically designed to meet the requirements of the new public network. As shown in the following diagram, our products unite the voice and data networks, unleashing the potential of the new public network.

    [Symmetric diagram with shaded cloud labeled "Packet Network" at the center. Aligned on the horizontal axis extending from each of the left and right sides of the "Packet Network" cloud is a box with caption reading "GSX9000 Open Services Switch" and a small cloud labeled "Public Telephone Network." Connected to the small cloud by bold lines are icons representing telephones and fax machines. Below the center "Packet Network" cloud and connected by bold lines are a stacked figure labeled "3rd Party Application Servers" and an icon representing a computer. Above the center "Packet Network" cloud on the left side is a small box labeled "SGX2000 SS7 Signaling Gateway" connected by a bold line. Above that box to the left, connected by a dotted line, is an oval labeled "SS7." Above the center "Packet Network" cloud on the right side are two small boxes labeled "PSX6000 SoftSwitch" and "INtelligentIP Softswitch."]

    CARRIER-CLASS PERFORMANCE. Our products are designed to offer the highest levels of quality, reliability and interoperability, including:

    - full redundancy, enabling 99.999% availability;

    - voice quality as good as, or superior to, today's circuit-switched network;

    - system hardware designed for network equipment building standards, or NEBS, Level 3 compliance;

    - a complete set of service features, addressing those found in the existing voice network and extending them to offer greater flexibility; and

    - sophisticated network management and configuration capabilities.

    COMPATIBILITY WITH STANDARDS AND EXISTING INFRASTRUCTURE. Our products are designed to be compatible with all applicable voice and data networking standards and interfaces, including:

    - SS7 and other telephone network signaling protocols, including advanced services as well as simple call management and routing;

    - IP, ATM, Ethernet and optical data networking standards;

    - encoding, compression and call management standards including H.323, IPDC, SIP and others;

    - voice coding standards such as G.711 and echo cancellation standard G.168; and

    - all common interfaces, including T1, T3, E1 and PRI, and optical interfaces.

    The Sonus solution is designed to interface with legacy circuit-switching equipment, supporting the transparent flow of calls and other information between the circuit and packet networks. As a result, our products allow service providers to migrate to the new public network, while preserving their significant legacy infrastructure investments.

    COST EFFECTIVENESS AND HIGH SCALABILITY. The Sonus solution can be used to cost-effectively build packet-based switch configurations supporting a range from a few hundred calls to hundreds of thousands of simultaneous calls. In addition, the capital cost of our equipment is typically half that of traditional circuit-switched equipment. At the same time, our GSX9000 Open Services Switch offers unparalleled density, requires less than one-tenth of the space needed by circuit-switching implementations and requires significantly less power and cooling. This enables a significant reduction in expensive central office facilities' cost and allows service providers to deploy our equipment in locations where traditional circuit switches are not even an option given the limited space and environmental services.

    The GSX9000 Open Services Switch can create central office space savings as shown below.

[Three dimensional diagram with a set of four rectangular bars parallel to one another and lined up evenly with caption reading "Traditional Circuit Switch (50,000 calls)." Depicted in front of the rectangular bars is a single, small, upright rectangular box labeled "Sonus GSX9000 Open Services Switch (50,000 calls)." Extending from each of the left and right sides of the small rectangular box back to the sides of the first of the four larger bars is a thin line.]

    OPEN SOFTWARE ARCHITECTURE AND FLEXIBLE PLATFORM. Our Open Services Architecture, or OSA, is based on a software-centric design and a flexible platform, allowing rapid development of new products and services. For example, software intelligence in our System 9200 can detect Internet modem calls as they enter the network and divert them to remote access servers to be routed directly to a packet network. New services may be developed by us, by service providers or by any number of third parties including software developers and systems integrators. The OSA also facilitates the creation of services that were previously not possible on the circuit-switched network. In addition, we have partnered with a number of third-party application software developers to stimulate the growth of new applications available for our platform.

    EASE OF INSTALLATION AND DEPLOYMENT. Our equipment and software can be installed and placed in service by our customers much more quickly than circuit-switching equipment. By offering comprehensive testing, configuration and management software, we expedite the deployment process as well as the ongoing management and operation of our products. We believe that typical installations of our solution require just weeks of time from product arrival to final testing, thereby reducing the cost of deployment and speeding the time to market for new services.

THE SONUS STRATEGY

    Our objective is to capitalize on our early technology and market lead and build the premier franchise in voice infrastructure solutions for the new public network. The following are key elements of our strategy:

    LEVERAGE TECHNOLOGY LEADERSHIP TO ACHIEVE KEY SERVICE PROVIDER DESIGN
WINS. As the first company to provide voice infrastructure products for the new public network, we plan to achieve key design wins with market-leading service providers as they develop the architecture for their new voice networks. We expect service providers to select vendors that provide leading technology and the ability to maintain that technology leadership. Our equipment is an integral part of the network architecture and achieving design wins will enable us to rapidly grow our business as these networks are deployed. We have been awarded contracts by six major service providers including Global Crossing, Intermedia Communications, Qwest Communications, Time Warner Telecom, Williams Communications and XO Communications. Furthermore, by working closely with our customers as they deploy these networks, we will gain valuable knowledge regarding their requirements, positioning us to develop product enhancements and extensions that address evolving service provider needs.

    EXPAND AND BROADEN OUR CUSTOMER BASE BY TARGETING SPECIFIC MARKET
SEGMENTS. We plan to leverage our early success to penetrate new customer segments. We believe new and incumbent service providers will build the new public network at different rates. Initially, the next-generation service providers, who are relatively unencumbered by legacy equipment, will be the most likely first purchasers of our equipment and software, as they compete aggressively with the incumbent service providers. Other newer entrants, such as competitive local exchange carriers, or CLECs, and Internet service providers, or ISPs, are also likely to be early adopters of our products. As competitive service providers achieve greater market presence and leverage the lower costs and advanced services inherent in packet-switching technology, we believe incumbents including interexchange carriers, Regional Bell Operating Companies and international PTTs will face further competitive pressure, increasing the likelihood that, and the pace at which, they will adopt these new technologies.

    EXPAND OUR GLOBAL SALES, MARKETING, SUPPORT AND DISTRIBUTION
CAPABILITIES. Becoming the primary supplier of voice infrastructure for the new public network will require a strong worldwide presence. We are rapidly expanding our sales, marketing, support and distribution capabilities to address this need. We have recently opened regional sales offices in the United States, Singapore, Germany and France and a European headquarters in the United Kingdom. In addition, we plan to augment our global direct sales effort with international distribution partners. As a carrier-class solution provider, we are making a significant investment in professional services and customer support.

    GROW OUR BASE OF SOFTWARE APPLICATIONS AND DEVELOPMENT PARTNERS. We have established and promote programs that bring together a broad range of development partners to provide our customers with a variety of advanced services, application options and interoperability research. These alliances include more than one hundred member companies that are enabling new IP-based enhanced services, call processing, billing, provisioning, network management and operations systems or providing equipment or software for the new public network. Our Open Services Partner Alliance, or OSPA, is focused on application options, advanced services, and interoperability through work with leading vendors in a testing laboratory. Our OSPA partners include companies such as 3Com, Agilent Technologies, Cisco Systems, Ericsson, Lucent Technologies, Priority Call Management, Redback, Tellabs and Ulticom. We plan to expand our complementary partner programs to maximize the services available to our customers and speed their time to market.

    LEVERAGE OUR TECHNOLOGY PLATFORM FROM THE CORE OF THE NETWORK OUT TO THE ACCESS EDGE. Our robust and sophisticated technology platform has been designed to operate at the heart of the largest networks in the world. From this fundamental position in the trunking infrastructure, we are extending our reach by moving outward to the access segments of the network. For example, we are shipping our System 9200 Internet offload solution, a turnkey product that gives service providers a cost effective means to manage Internet data traffic. Furthermore, with the addition of the INtelligentIP softswitch to our product offerings, we are expanding into the high-growth business and residential access markets. This approach will allow our customers to design and execute a coordinated migration and expansion strategy as they build entirely new networks or transition from their legacy circuit-switched infrastructure.

    ACTIVELY CONTRIBUTE TO THE STANDARDS DEFINITION AND ADOPTION PROCESS. To advance our technology and market leadership, we will continue to actively lead and contribute to standards bodies such as the International Softswitch Consortium, the Internet Engineering Task Force and the International Telecommunications Union. The definition of standards for the new public network is in an early stage and we intend to drive these standards to meet the requirements for an open, accessible, scalable and powerful new public network infrastructure.

    PURSUE STRATEGIC ACQUISITIONS AND ALLIANCES. As with our recent acquisition of TTI, we intend to expand our products and services through selected acquisitions and alliances. These may include acquisitions of complementary products, technologies and businesses that further enhance our technology leadership or product breadth. We also believe that allying with companies providing complementary products or services for the new public network will enable us to bring greater value to our customers and extend our lead over potential competitors.

SONUS PRODUCTS

GSX9000 OPEN SERVICES SWITCH

    The Sonus GSX9000 Open Services Switch enables voice traffic to be transported over packet networks. Its carrier-class hardware, which is NEBS Level 3 compliant and designed to provide 99.999% availability with no single point of failure, offers optional full redundancy and full hot-swap capability. It is powered from -48VDC sources standard in central offices and attaches to the central office timing network. The basic building block of a GSX9000 is a shelf. Each shelf is 28" high, mounts in a standard 19" or 23" rack and provides 16 slots for server and adapter modules. The first 2 slots are reserved for management modules, while the other 14 slots may be used for any mix of other module types. It supports the following interfaces:


                                            [Diagram depicting a large box. Detail on the
                                            face includes the Sonus logo in the upper left
                                            corner and a set of vertical slots.]
- T1;
- T3;
- E1;
- OC3;
- 100BaseT; and
- OC12c/STM-4.

    The GSX9000 is designed to deliver voice quality equal, or superior, to that of the public network. It is designed to support the G.711 approach used in circuit switches and will deliver a number of other voice compression algorithms. It also is designed to provide world-class echo cancellation, conforming to the latest G.168 standard, on every circuit port. It automatically disables echo cancellation when it detects a modem signal. The GSX9000 is also designed to minimize delay, further enhancing perceived voice quality. The GSX9000 scales to the very large configurations required by major carriers. A single

GSX9000 shelf can support up to 8,064 simultaneous calls. A single GSX9000, consisting of multiple shelves, can support 100,000 or more simultaneous calls. The GSX9000 is designed to operate with our PSX6000 SoftSwitch, our INtelligentIP softswitch and with softswitches and network products offered by other vendors.

SOFTSWITCHES

    Softswitches provide the network intelligence in next-generation networks, including call control, signaling, core network routing and a management foundation. We provide carriers with a comprehensive softswitch solution. Our PSX6000 SoftSwitch, designed for deployment in the core of carrier networks, delivers the levels of scalability, performance and reliability required by major service providers. Our INtelligentIP softswitch emphasizes interoperability and services at the access edge of the network. Our softswitch solutions offer a powerful platform providing broad interoperability with other components of the network, including access devices, media gateways and other softswitches.

    Depending on the network application and equipment configuration, service providers may choose to deploy the PSX6000 SoftSwitch, the INtelligentIP softswitch, or both in their networks. This combination of softswitch offerings gives service providers broad control over intelligence in the new public network.

    We believe that in addition to traditional voice services, our softswitches will enable service providers to offer differentiated, value-added features and services to their customers, including:

    - follow-me anywhere communication, which is the ability to route a subscriber's email, phone and Web services to any location;

    - unified messaging that integrates telephone services, email and Web applications, and allows subscribers to have a unified mailbox for email, voicemail and message filtering;

    - conference calling across the Internet;

    - multimedia conferencing;

    - Internet-enabled call centers; and

    - Internet content delivered with voice.

    PSX6000 SOFTSWITCH. The Sonus PSX6000 SoftSwitch controls the operation of the GSX9000. It contains the service provider's specifications of the features to be used for each subscriber or group of subscribers, the available services and when to provide them and the policies for routing calls across the packet core. The PSX6000 does not handle voice calls directly; instead, it controls a GSX9000 to implement the necessary services. The PSX6000 supports a broad range of carrier switching requirements and provides a platform upon which new services can be easily and quickly created and implemented. It allows carriers to deploy a circuit-switched, packet or converged circuit/packet infrastructure with the capacity, reliability and intelligence that they require. Functions such as provisioning, service selection and routing can be centralized in a small number of PSX6000 SoftSwitches.

    The PSX6000 can reside in a wide range of standard hardware platforms to fit any size network. It may be replicated as required for high availability or to support very high call processing requirements. The service provider can designate a primary softswitch to control each GSX9000 gateway. In case of a failure of the primary PSX6000, the GSX9000 will transparently transfer control to another PSX6000 without affecting calls.

    We believe the PSX6000 has the flexibility to support the requirements of the full range of service providers. Typical applications include Internet offload, PRI switching, domestic and international direct dial, business direct access, virtual private networks and toll/tandem switching. The PSX6000 also facilitates new applications and services, integrating enhanced applications on IP-based platforms similar to Internet Web servers.

    INTELLIGENTIP SOFTSWITCH. The INtelligentIP softswitch was designed with an open architecture, enabling integration of new applications from us and various third-party providers within both existing and next generation voice and data networks. The INtelligentIP softswitch resides on standard hardware platforms and can control a number of different types of media gateways. Consequently, the INtelligentIP softswitch supports a broad range of carrier services, including the services required to support both circuit-based and packet-based networks and provides a platform upon which new value-added services can be created and implemented.

    The architecture of our INtelligentIP softswitch allows for interoperability with existing circuit-based telephony networks. This interoperability enables service providers to rapidly deploy new, next generation networks and services while maximizing their existing network investment.

    Through our Open Services Partner Alliance (OSPA) vendors achieve interoperability with our products quickly and efficiently, allowing those vendors, as well as service and network providers, to reduce the time to deploy new services. This partner program also allows network and service providers to select from a list of vendors that are Sonus Powered. We believe that this flexibility allows those service and network providers a choice of solutions and value-added services, and enables them to achieve differentiation through an integrated suite of "best-of-breed" solutions, rather than having to rely on a single vendor's products, timeframes and decisions.

SGX2000 SS7 SIGNALING GATEWAY

    The Sonus SGX2000 SS7 Signaling Gateway offers carriers a comprehensive and cost-effective SS7 signaling solution that provides interconnection between the traditional public telephone network and elements of our Open Services Architecture. With the SGX2000, existing public telephone network voice switches can interact with the Sonus GSX9000 using the same signaling methods they would use with other circuit switches. This compatibility means that carriers can preserve their existing investment in infrastructure and can offer their customers the full range of normal public telephone network services, such as 800 services and 1+ dialing in the new public network.

    The SGX2000 also supports full access to SS7 service control points. Using the SGX2000, our products gain access to signal control processor-based applications such as 800 number translation and local number portability. This support allows service providers to preserve their application investment and ensure compatibility between applications common to both circuit and packet voice services. The SGX2000 supports up to 64 A-links to the SS7 network and transports the SS7 messages to other network devices using IP protocols. The SGX2000 can be deployed in a redundant configuration, providing the performance and high availability required of a carrier-class SS7 solution.

SYSTEM 9200

    The Sonus System 9200 Internet offload solution is a turnkey product that allows local service providers, including CLECs and ISPs, to more effectively handle the rapidly increasing amount of modem-originated Internet traffic traversing voice networks. The System 9200 is designed to divert Internet traffic from expensive circuit switches as calls enter the network, enabling service providers to improve network performance and significantly reduce network operating costs.

    The System 9200 utilizes the technology delivered in the GSX9000, PSX6000, INtelligentIP softswitch and SGX2000 to provide a smooth migration to packetized voice and data transport.

CUSTOMER SUPPORT AND PROFESSIONAL SERVICES

    We believe our comprehensive technical customer support and professional services capabilities are an important element of our solution for customers. These services cover the full network lifecycle: planning; design; installation; and operations. We help our customers create or revise their business plans and design their networks and also provide the following:

    - turnkey network installation services;

    - system integration and testing;

    - 24-hour technical support; and

    - educational services to customer personnel on the installation, operation and maintenance of our equipment.

    We have established a technical assistance center at our headquarters in Westford, Massachusetts. The technical assistance center provides customers with periodic updates to our software and product documentation. We offer our customers a variety of service plans.

    A key differentiator of our support activities is our professional services group, many members of which hold advanced technical degrees in electrical engineering or related disciplines. We offer a broad range of professional services, including sophisticated network deployment, assistance with logistics and project management support. We also maintain a customer support laboratory in which customers can test the utility of our products for their specific applications and in which they can gain an understanding of the applications enabled by the converged network. Our approach to professional services is designed to ensure that our products are integrated into our customers' networks to meet their specific needs and that these customers realize the maximum value from their networking technology investments. As of January 31, 2001, our customer support and professional services organization consisted of 107 employees.

CUSTOMERS

    Our target customer base includes long distance carriers, local exchange carriers, ISPs, cable operators, international telephone companies and carriers that provide services to other carriers. We have shipped products to customers including: Global Crossing, Intermedia Communications, Qwest Communications, Time Warner Telecom, Williams Communications and XO Communications. For the year ended December 31, 2000, Global Crossing, Intermedia and Time Warner Telecom each contributed more than 10% of our revenues and collectively represented an aggregate of 70% of our total revenues. Currently, some of our customers are using our products in laboratory testing and internal trials, while others have deployed our products in their commercial networks.

SALES AND MARKETING

    We sell our products principally through a direct sales force and, in some markets, through distributors and resellers, including Nissho Electronics Corporation and Samsung Corporation. In addition, we intend to establish relationships with selected original equipment manufacturers and other marketing partners in order to serve particular markets or geographies and provide our customers with opportunities to purchase our products in combination with related services and products. As of January 31, 2001, our sales and marketing organization consisted of 105 employees, of which 18 were located in Westford and Littleton, Massachusetts and 87 were located in sales and support offices around the world.

RESEARCH AND DEVELOPMENT

    We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology into new products and maintaining the comprehensiveness of our product and service offerings. Our research and development process is driven by the availability of new technology, market data and customer feedback. We have invested significant time and resources in creating a structured process for undertaking all product development projects.

    We have assembled a team of highly skilled engineers with significant telecommunications and networking industry experience. Our engineers have experience in, and have been drawn from, leading computer data networking, telecommunications and multimedia companies. As of January 31, 2001, we had 344 employees responsible for research and development, of which 310 were software and quality assurance engineers and 34 were hardware engineers. Our engineering effort is focused on new applications and network access features, new network interfaces, improved scalability, interoperability, quality, reliability and next generation technologies. We currently maintain United States research and development offices in New Jersey, Massachusetts and Texas and have an office in the United Kingdom. In addition, we have a joint development effort in Japan with Nissho Electronics Corp. and NTT Communicationware Corp., a wholly owned subsidiary of NTT, the world's largest carrier.

    We have made, and intend to continue to make, a substantial investment in research and development. Research and development expenses, excluding those of TTI, were $299,000 for the period from inception on August 7, 1997 to December 31, 1997, $5.8 million for the year ended December 31, 1998,
$10.8 million for the year ended December 31, 1999 and $26.4 million for the year ended December 31, 2000.

COMPETITION

    The market for voice infrastructure products for the new public network is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future. Our primary sources of competition include vendors of networking and telecommunications equipment, such as Cisco Systems, Lucent Technologies, Nortel Networks and Tellabs. These competitors have significantly greater financial resources than we do and are able to devote greater resources to the development, promotion, sale and support of their products. In addition, these competitors have more extensive customer bases and broader customer relationships than we do, including relationships with our potential customers. Numerous smaller and mostly private companies, including Convergent Networks, Unisphere Networks and others, are also focusing on similar market opportunities.

    In order to compete effectively, we must deliver innovative products that:

    - provide extremely high network reliability and voice quality;

    - scale easily and efficiently;

    - interoperate with existing network designs and other vendors' equipment;

    - provide effective network management;

    - are accompanied by comprehensive customer support and professional services; and

    - provide a cost-effective and space-efficient solution for service providers.

    In addition, we believe that the ability to provide vendor-sponsored financing, which some of our competitors currently offer, is an important competitive factor in our market.

INTELLECTUAL PROPERTY

    Our success and ability to compete are dependent on our ability to develop and maintain our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We presently hold one patent, and have twelve patent applications pending, in the United States. In addition, we have two patent applications pending abroad. We can't be certain that patents will be granted based on these pending applications. We seek to protect our intellectual property by:

    - protecting our source code for our software, documentation and other written materials under trade secret and copyright laws;

    - licensing our software pursuant to signed license agreements, which impose restrictions on others' ability to use our software; and

    - seeking to limit disclosure of our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements.

    Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are more important than the various legal protections of our technology to establishing and maintaining technology leadership.

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

MANUFACTURING

    Currently, we outsource the manufacturing of our products. Our contract manufacturers provide comprehensive manufacturing services, including assembly of our products and procurement of materials on our behalf. We perform final test and assembly at our facility to ensure that we meet our internal and external quality standards. We believe that outsourcing our manufacturing will enable us to conserve working capital, better adjust manufacturing volumes to meet changes in demand and more quickly deliver products. At present, we purchase products from our outside contract manufacturers on a purchase order basis. We may not be able to enter into long-term contracts with outside manufacturers on terms acceptable to us, if at all. As of January 31, 2001, we had 52 employees responsible for manufacturing, final testing and assembly.

EMPLOYEES

    As of January 31, 2001, we had a total of 656 employees, including 344 in research and development, 105 in sales and marketing, 107 in customer support and professional services, 52 in manufacturing and 48 in finance and administration. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

ITEM 2. PROPERTIES.

    Our headquarters are located in a leased facility in Westford, Massachusetts, consisting of 90,000 square feet under leases that expire in 2004. We have additional facilities in Littleton, Massachusetts, consisting of 42,000 square feet under subleases that expire in 2004, and in Richardson, Texas, consisting of 49,000 square feet under a lease that expires in March 2003. We expect to relocate our Texas office to a new facility in Richardson in 2001, consisting of 110,000 square feet, under a seven-year lease with our existing lessor. We also lease short-term office space in Colorado, Oklahoma, New Jersey, the United Kingdom and Singapore. We believe our existing facilities are adequate for our current needs and that suitable additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS.

    We are not currently a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    Our common stock has been quoted on the Nasdaq National Market under the symbol "SONS" since May 25, 2000. Prior to that time, there was no public market for the common stock. The following table sets forth, for the time periods indicated, the high and low sales prices of the common stock as reported on the Nasdaq National Market. We have never declared or paid cash dividends and have no present intention to pay cash dividends in the foreseeable future. At February 15, 2001, there were approximately 650 holders of record of our common stock.

                                                                HIGH       LOW
                                                              --------   --------
FISCAL 2000:
Second quarter (since May 25, 2000).........................   $56.65     $10.67
Third quarter...............................................   $93.67     $38.50
Fourth quarter..............................................   $49.00     $18.50

    On October 6, 2000, Sonus effected a three-for-one stock split in the form of a stock dividend to each stockholder of record. All stock information has been retroactively adjusted to reflect the stock split.

    In May 2000, Sonus completed its initial public offering of 17,250,000 shares of common stock, which includes the exercise of the underwriters' over-allotment option of 2,250,000 shares, at $7.67 per share. The IPO generated net proceeds of $121,705,000, after deducting the underwriting discount and commissions and offering expenses of $10,545,000.

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected consolidated financial data of Sonus should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes to those statements included elsewhere in this report.

                                                     PERIOD FROM
                                                      INCEPTION
                                                      (AUGUST 7,
                                                       1997) TO        YEAR ENDED DECEMBER 31,
                                                     DECEMBER 31,   ------------------------------
                                                         1997         1998       1999       2000
                                                     ------------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues...........................................     $   --      $    --    $     --   $ 51,770
Manufacturing and product costs (1)................         --           --       1,861     27,848
                                                        ------      -------    --------   --------
Gross profit (loss)................................         --           --      (1,861)    23,922
Operating expenses:
  Research and development (1).....................        299        5,824      10,780     26,430
  Sales and marketing (1)..........................         --          426       5,606     21,569
  General and administrative (1)...................        187          919       1,723      5,477
  Stock-based compensation.........................         --           59       4,404     26,729
                                                        ------      -------    --------   --------
Total operating expenses...........................        486        7,228      22,513     80,205
                                                        ------      -------    --------   --------
Loss from operations...............................       (486)      (7,228)    (24,374)   (56,283)
Interest income (expense), net.....................         25          314         487      6,245
                                                        ------      -------    --------   --------
Net loss...........................................       (461)      (6,914)    (23,887)   (50,038)
Beneficial conversion feature of Series C preferred
  stock............................................         --           --      (2,500)        --
                                                        ------      -------    --------   --------
Net loss applicable to common stockholders.........     $ (461)     $(6,914)   $(26,387)  $(50,038)
                                                        ======      =======    ========   ========

Net loss per share (2):
  Basic and diluted................................     $   --       $(1.42)     $(1.84)    $(0.52)
  Pro forma basic and diluted......................                               (0.25)     (0.37)
Shares used in computing net loss per share (2):
  Basic and diluted................................         --        4,858      14,324     95,877
  Pro forma basic and diluted......................                              96,188    135,057

                                                                    DECEMBER 31,
                                                     -------------------------------------------
                                                        1997        1998       1999       2000
                                                     ----------   --------   --------   --------
                                                                   (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable securities...    $6,606     $16,501    $ 23,566   $142,065
Working capital....................................     6,308      15,321      19,604    135,597
Total assets.......................................     6,987      18,416      30,782    194,835
Long-term obligations, less current portion........         6       1,220       3,402         --
Redeemable convertible preferred stock.............     7,100      22,951      46,109         --
Total stockholders' equity (deficit)...............      (447)     (7,097)    (25,199)   150,706

------------------------

(FOOTNOTES ON FOLLOWING PAGE)

(1) Excludes non-cash, stock-based compensation expense as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                                     ------------------------------
                                                                       1998       1999       2000
                                                                     --------   --------   --------
                                                                             (IN THOUSANDS)
       Manufacturing and product costs.............................    $ --      $   92    $   404
       Research and development....................................      29       1,537     11,428
       Sales and marketing.........................................      12       2,104     12,051
       General and administrative..................................      18         671      2,846
                                                                       ----      ------    -------
                                                                       $ 59      $4,404    $26,729
                                                                       ====      ======    =======

(2) See note (1)(o) to our consolidated financial statements for an explanation of the method of calculation. Pro forma per share calculation reflects the conversion of all outstanding shares of Series A, Series B, Series C and Series D redeemable convertible preferred stock into shares of common stock which occurred upon the closing of our initial public offering in May 2000, as if the conversion occurred at the date of original issuance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO THOSE STATEMENTS AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING INFORMATION THAT INVOLVES RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF A NUMBER OF FACTORS, INCLUDING THE RISKS DISCUSSED IN "RISK FACTORS" AND ELSEWHERE IN THIS REPORT.

OVERVIEW

    Sonus is a leading provider of voice infrastructure products for the new public network. We offer a new generation of carrier-class switching equipment and software that enable voice services to be delivered over packet-based networks.

    Since our inception, we have incurred significant losses and, as of December 31, 2000, had an accumulated deficit of $84.0 million. We have not achieved profitability on a quarterly or an annual basis and anticipate that we will continue to incur net losses. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues. We expect to incur significant sales and marketing, research and development, general and administrative and non-cash expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

    We sell our products principally through a direct sales force and, in some markets, through distributors and resellers. In the future, we anticipate expanding our sales efforts to include additional overseas distribution partners. Customers' decisions to purchase our products to deploy in commercial networks involve a significant commitment of resources and a lengthy evaluation, testing and product qualification process. We believe these long sales cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, will cause our revenues and results of operations to vary significantly and unexpectedly from quarter to quarter. We expect to recognize revenues from a limited number of customers for the foreseeable future.

    In November 1999, we began shipping our products and recognized initial revenues in the first quarter of 2000. For the year ended December 31, 2000, we recognized $51.8 million in revenue. As of December 31, 2000 we had a total of $14.5 million in deferred revenue. See note 1(g) to our consolidated financial statements.

ACQUISITION OF TELECOM TECHNOLOGIES, INC.

    On January 18, 2001, we acquired TTI. Upon the closing of this acquisition, we issued an aggregate of 10,800,000 shares of common stock in exchange for all outstanding capital stock of TTI. Of the 10,800,000 shares issued to the TTI shareholders, 1,200,000 shares were placed into escrow as security for indemnity obligations under the merger agreement, and will be released to TTI shareholders upon expiration of those indemnity obligations, expected to be on the first anniversary of the closing date. In addition, TTI shareholders will have the right to receive an aggregate of 4,200,000 additional shares of common stock which have been placed in escrow in the event that TTI achieves certain specified business expansion and product development milestones from time to time prior to December 31, 2002. In connection with our acquisition of TTI, we adopted our 2000 Retention Plan and agreed to issue up to 3,000,000 shares of common stock under this plan to certain employees of TTI who became employees of Sonus, which are subject to vesting and completion of milestones.

    We intend to account for the acquisition as a purchase for financial reporting purposes. The purchase price will be allocated to TTI's assets and liabilities based on the fair values of the assets acquired and the liabilities assumed. Any excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets acquired will be classified as goodwill. In addition, a portion of the purchase price will be allocated to in-process research and development. Goodwill and other intangibles are expected to be amortized by charges to operations over their estimated useful lives of three to four years and in-process research and development will be charged to operations at the time of closing. Sonus expects to record stock-based compensation relating to the issuance of awards under our 2000 Retention Plan. The amount of charges for stock-based compensation, in-process research and development and amortization of goodwill and other intangibles will be significant and will therefore have a material negative impact on the combined company's future operating results. See notes 2 and 10(h) to our consolidated financial statements.

    Over our next several quarters the sources from which TTI has historically derived revenue are expected to decline significantly as we shift TTI's focus to the development and deployment of the INtelligentIP softswitch product. In addition, as a result of TTI's sale of its network testing software product line, we expect revenues related to these products to decline or cease in 2001. As of December 31, 2000, TTI had not recognized any revenue on its INtelligentIP softswitch, but had shipped the softswitch to customers who are currently using it in laboratory testing and internal trials.

RESULTS OF OPERATIONS

    The following discussion of our results of operations relates solely to Sonus and does not include any financial information of TTI, unless otherwise specified.

    REVENUES. We recognize revenue from product sales to end users, resellers and distributors upon shipment, provided there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of the related receivable is probable. If uncertainties exist, we recognize revenue when those uncertainties are resolved. In multiple element arrangements, in accordance with the Statement of Position 97-2 and 98-9, we use the residual method to recognize revenue when vendor specific objective evidence does not exist for one of the delivered elements in the arrangement. Service revenue is recognized as the services are provided. Revenue from support arrangements is recognized ratably over the term of the support contracts. Amounts collected prior to satisfying the revenue recognition criteria are reflected as deferred revenue. We estimate and record warranty costs at the time of product revenue recognition.

    MANUFACTURING AND PRODUCT COSTS. Our manufacturing and product costs consist primarily of amounts paid to third-party manufacturers, manufacturing start-up expenses and manufacturing and professional services personnel and related costs. Commencing in 1999, we outsourced a majority of our manufacturing processes to third-parties. Manufacturing engineering, documentation control, final testing and assembly are performed at our facility.

    GROSS PROFIT MARGINS. We believe that our gross profit margins will be affected primarily by the following factors:

    - demand for our products and services;

    - new product introductions and enhancements both by us and by our competitors;

    - product service and support costs associated with initial deployment of our products in customers' networks;

    - changes in our pricing policies and those of our competitors;

    - the mix of product configurations sold;

    - the mix of sales channels through which our products and services are sold; and

    - the volume of manufacturing and costs of manufacturing and components.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, recruiting expenses and prototype costs related to the design, development, testing and enhancement of our products. We have expensed our research and development costs as incurred. Some aspects of our research and development effort require significant short-term expenditures, the timing of which can cause significant quarterly variability in our expenses. We believe that research and development is critical to our strategic product development objectives and we intend to enhance our technology to meet the changing requirements of our customers. As a result, we expect our research and development expenses to increase in absolute dollars in the future.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries and related personnel expenses, commissions, recruiting expenses, promotions, customer evaluations and other marketing expenses. We expect that sales and marketing expenses will increase substantially in absolute dollars in the future as we increase our direct sales efforts, expand our operations internationally, hire additional sales and marketing personnel, initiate additional marketing programs and establish sales offices in new locations.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive, finance and administrative personnel, recruiting expenses and professional fees. We expect that general and administrative expenses will increase in absolute dollars as we add personnel and incur additional costs related to the growth of our business and our operation as a public company.

    STOCK-BASED COMPENSATION EXPENSES. In connection with our grant of stock options and issuance of restricted common stock during the years ended
December 31, 1999 and 2000, we recorded deferred stock-based compensation of $20.9 million and $39.4 million, respectively. Stock-based compensation expenses include the amortization of stock compensation charges resulting from the granting of stock options and sale of restricted common stock to employees with exercise or sales prices that may be deemed for accounting purposes to be below the fair value of our common stock on the date of grant and compensation expense associated with the grant of stock options and issuance of restricted stock to non-employees. Deferred compensation amounts are being amortized over the vesting periods of the applicable options or restricted stock, which are four to five years. The compensation expense associated with non-employees is recorded at the time services are provided.

    In connection with the acquisition of TTI, we expect to record deferred stock-based compensation of approximately $22.6 million related to the value for accounting purposes of unvested TTI options assumed by us. We expect to recognize this deferred compensation as an expense over the remaining vesting period of the underlying stock options of up to four years. We expect to record deferred stock-based compensation of approximately $112.1 million for the value of the up to 3,000,000 shares to be awarded under our 2000 Retention Plan, based upon the fair value of our common stock on the date of closing of our acquisition of TTI. This deferred compensation is expected to be expensed ratably over the approximate two-year vesting period of the retention shares and adjusted for changes in the fair value of our common stock on the date the related milestone conditions are satisfied.

    Based on the grant of Sonus' stock options and sale of restricted common stock through December 31, 2000, the unvested TTI options assumed by Sonus and the awards under the 2000 Retention Plan, we expect to record approximately $76.0 million, $72.3 million, $14.5 million and $3.6 million in employee stock-based compensation expense in the years ending December 31, 2001, 2002, 2003 and 2004, respectively. See note 10(h) to our consolidated financial statements.

    BENEFICIAL CONVERSION OF PREFERRED STOCK. In 1999, we recorded a charge to accumulated deficit of $2.5 million representing the beneficial conversion feature of our Series C redeemable convertible preferred stock that was sold in November and December 1999. This charge is accounted for as a dividend to preferred stockholders and, as a result, will increase the net loss available to common stockholders and the related net loss per share.

YEARS ENDED DECEMBER 31, 1999 AND 2000

    REVENUES. Revenues were $51.8 million for the year ended December 31, 2000 as a result of the introduction of our voice infrastructure products. No revenues were reported for the year ended December 31, 1999. Three of our customers, each of whom contributed more than 10% of our revenues during the year ended December 31, 2000, collectively represented an aggregate of 70% of our total revenues.

    MANUFACTURING AND PRODUCT COSTS. Manufacturing expenses and product costs were $27.8 million, or 54% of revenues, for the year ended December 31, 2000, an increase of $25.9 million from $1.9 million in 1999. The increase is primarily the result of an increase in product manufacturing and personnel costs associated with revenues recorded in fiscal 2000. We expect manufacturing and product costs to decrease as a percentage of revenues based on product mix changes and improved efficiencies as our revenue increases.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $26.4 million in 2000, an increase of $15.6 million, or 145%, from $10.8 million in 1999. The increase reflects costs primarily associated with a significant increase in personnel and personnel-related expenses and, to a lesser extent, prototype and software expenses for the development of our products.

    SALES AND MARKETING EXPENSES.  Sales and marketing expenses were
$21.6 million in 2000, an increase of $16.0 million, or 285%, from $5.6 million in 1999. The increase reflects costs primarily associated with the hiring of additional U.S. and international sales and marketing personnel and the opening of international sales offices and, to a lesser extent, sales commissions, travel-related expenses, marketing program costs, trade shows and product launch activities.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $5.5 million in 2000, an increase of $3.8 million, or 218%, from $1.7 million in 1999. The increase reflects the hiring of additional general and administrative personnel and, to a lesser extent, costs associated with being a public company.

    STOCK-BASED COMPENSATION EXPENSES. Stock-based compensation expenses were $26.7 million in 2000, an increase of $22.3 million from $4.4 million in 1999. This increase is due to the amortization of deferred stock-based compensation resulting from the granting of additional stock options and sale of restricted common stock to employees and non-employees.

    INTEREST INCOME (EXPENSE), NET. Interest income consists of interest earned on our cash balances and marketable securities. Interest expense consists of interest incurred on equipment debt. Interest income, net of interest expense was $6.2 million in 2000, an increase of $5.7 million from $487,000 in 1999. This increase reflects higher invested cash and marketable securities balances as a result of our May 2000 initial public offering and private financings and is partially offset by interest expense from increased borrowings, which were repaid in June 2000.

    NET OPERATING LOSS CARRYFORWARDS. As of December 31, 2000, we had approximately $40.0 million of federal net operating loss carryforwards for tax purposes available to offset future taxable income. These net operating loss carryforwards expire at dates through 2020, to the extent that they are not used. We have not recognized any benefit from the future use of loss carryforwards for these periods, or for any other periods since inception. Use of the net operating loss carryforwards may be limited in future years if there is a significant change in our ownership. Management has recorded a full valuation allowance for the related net deferred tax asset due to the uncertainty of realizing the benefit of this asset.

YEARS ENDED DECEMBER 31, 1998 AND 1999

    MANUFACTURING EXPENSES. Manufacturing expenses were $1.9 million in 1999, compared to no expense in 1998. The increase was due to the commencement of manufacturing operations.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $10.8 million in 1999, an increase of $5.0 million, or 85%, from $5.8 million in 1998. The increase reflects costs primarily associated with a significant increase in personnel and personnel-related expenses and, to a lesser extent, recruiting expenses and prototype expenses for the development of our products.

    SALES AND MARKETING EXPENSES.  Sales and marketing expenses were
$5.6 million in 1999, an increase of $5.2 million from $426,000 in 1998. The increase reflects costs primarily associated with the hiring of additional sales and marketing personnel and, to a lesser extent, marketing program costs, including Web development, trade shows and product launch activities.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $1.7 million in 1999, an increase of $804,000, or 87%, from $919,000 in 1998. The increase reflects costs primarily associated with the hiring of additional general and administrative personnel and, to a lesser extent, expenses necessary to support and scale our operations.

    STOCK-BASED COMPENSATION EXPENSES. Stock-based compensation expenses were $4.4 million in 1999, an increase of $4.3 million, from $59,000 in 1998. The increase is due to the amortization of deferred stock-based compensation resulting from the granting of stock options and sale of restricted common stock to employees with exercise or sales prices below the deemed fair value of our common stock on the date of grant or sale for accounting purposes.

    INTEREST INCOME (EXPENSE), NET. Interest income, net of interest expense was $487,000 and $314,000 for 1999 and 1998, respectively. This increase reflects higher invested balances partially offset by an increase in interest expense from increased borrowings.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to our initial public offering, we financed our operations primarily through private sales of redeemable convertible preferred stock totaling
$70.7 million in net proceeds. Upon the closing of our initial public offering on May 31, 2000, we received cash proceeds, net of the underwriting discount and offering expenses, totaling $121.7 million, and all of our redeemable convertible preferred stock converted into 96,957,222 shares of common stock. At December 31, 2000 cash, cash equivalents and marketable securities totaled $142.1 million.

    Net cash used in operating activities was $14.4 million for the year ended December 31, 2000, as compared to $16.0 million for the year ended December 31, 1999. The decrease reflects increased net losses, inventory purchases and accounts receivable offset by increased non-cash charges for stock-based compensation and depreciation, and increases in accounts payable, accrued expenses and deferred revenue.

    Net cash used in investing activities was $55.8 million for the year ended December 31, 2000, as compared to $6.4 million for the year ended December 31, 1999. Net cash used in investing activities for the year ended December 31, 2000 primarily reflects net purchases of marketable securities of $40.3 million and purchases of property and equipment, primarily computers and test equipment for our development and manufacturing activities of $14.8 million. We expect capital expenditures to continue to increase in the year 2001 to approximately
$30.0 million, due to our expansion, our acquisition of TTI and expenditures for software licenses, computers and test equipment.

    Net cash provided by financing activities was $148.4 million for the year ended December 31, 2000, as compared to $27.6 million for the year ended December 31, 1999. The increase was primarily a result of the net cash proceeds from our initial public offering partially offset by repayment of long-term obligations.

    We believe our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. In connection with our acquisition of TTI, we expect to make cash expenditures of up to approximately $20.0 million during fiscal 2001 for transaction-related expenses, consisting primarily of professional fees and the full repayment of TTI's bank debt. If our existing resources and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. This bulletin established guidelines for revenue recognition. Our revenue recognition policy complies with this pronouncement.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES, as amended by SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. We do not currently engage in trading market risk sensitive instruments, purchase hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We may do so in the future as our operations expand domestically and abroad. We will evaluate the impact of foreign currency exchange risk and other derivative instrument risk on our results of operations when appropriate. We will adopt SFAS No. 133 as required by SFAS No. 137, DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, in fiscal year 2001. The adoption of SFAS No. 133 is not expected to have a material impact on our financial condition or results of operations.

    In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF ACCOUNTING PRINCIPLES BOARD OPINION NO. 25, which clarifies the application of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, in certain situations, as defined. Interpretation No. 44 is effective July 1, 2000, but is retroactive for specified events occurring after December 15, 1998. Interpretation No. 44 does not have a material impact on our financial condition or results of operations.

                                  RISK FACTORS

    INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE BUYING OUR COMMON STOCK. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

WE EXPECT THAT A MAJORITY OF OUR REVENUES WILL BE GENERATED FROM A LIMITED NUMBER OF CUSTOMERS AND OUR REVENUES WILL NOT GROW IF WE DO NOT SUCCESSFULLY SELL PRODUCTS TO THESE CUSTOMERS.

    To date, we have shipped our products to a limited number of customers and only during the first quarter of fiscal 2000 did we begin to recognize revenues. We expect that in the foreseeable future, substantially all of our revenues will depend on sales of our products to a limited number of customers. For example, for the year ended December 31, 2000, three customers each contributed more than 10% of our revenues and collectively represented an aggregate of 70% of our total revenues. The customers to whom we have shipped products are currently using our products in laboratory testing or internal trials or have deployed our products in their commercial networks. Our customers may not, or may not continue to, deploy our products in their commercial networks on a timely basis, or at all, and any delay or failure by our customers to introduce commercial services based on our products, or a downturn in their business, would seriously harm our ability to sell products and generate revenues.

WE WILL NOT BE SUCCESSFUL IF WE DO NOT GROW OUR CUSTOMER BASE.

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

    If we do not expand our customer base to include additional customers that deploy our products in operational commercial networks, our revenues will not grow significantly, or at all.

THE MARKET FOR VOICE INFRASTRUCTURE PRODUCTS FOR THE NEW PUBLIC NETWORK IS NEW AND EVOLVING AND OUR BUSINESS WILL SUFFER IF IT DOES NOT DEVELOP AS WE EXPECT.

    The market for our products is rapidly evolving. Packet-based technology may not be widely accepted as a platform for voice and a viable market for our products may not develop or be sustainable. If this market does not develop, or develops more slowly than we expect, we may not be able to sell our products in significant volumes, or at all.

WE ARE ENTIRELY DEPENDENT UPON OUR VOICE INFRASTRUCTURE PRODUCTS AND OUR FUTURE REVENUES DEPEND UPON THEIR COMMERCIAL SUCCESS.

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

BECAUSE OUR PRODUCTS ARE SOPHISTICATED AND DESIGNED TO BE DEPLOYED IN COMPLEX ENVIRONMENTS, THEY MAY HAVE ERRORS OR DEFECTS THAT WE FIND ONLY AFTER FULL DEPLOYMENT, WHICH COULD SERIOUSLY HARM OUR BUSINESS.

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

IF WE DO NOT RESPOND RAPIDLY TO TECHNOLOGICAL CHANGES OR TO CHANGES IN INDUSTRY STANDARDS, OUR PRODUCTS COULD BECOME OBSOLETE.

    The market for voice infrastructure products for the new public network is likely to be characterized by rapid technological change and frequent new product introductions. We may be unable to respond quickly or effectively to these developments. We may experience difficulties with software development, hardware design, manufacturing or marketing that could delay or prevent our development, introduction or marketing of new products and enhancements. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our existing or future products obsolete. If the standards adopted are different from those that we have chosen to support, market acceptance of our products may be significantly reduced or delayed. If our products become technologically obsolete, we may be unable to sell our products in the marketplace and generate revenues.

WE DEPEND UPON CONTRACT MANUFACTURERS AND ANY DISRUPTION IN THESE RELATIONSHIPS MAY CAUSE US TO FAIL TO MEET THE DEMANDS OF OUR CUSTOMERS AND DAMAGE OUR CUSTOMER RELATIONSHIPS.

    We rely on a small number of contract manufacturers to manufacture our products according to our specifications and to fill orders on a timely basis. Our contract manufacturers provide comprehensive manufacturing services, including assembly of our products and procurement of materials. Each of our contract manufacturers also builds products for other companies and may not always have sufficient quantities of inventory available to fill our orders or may not allocate their internal resources to fill these orders on a timely basis. We do not have long-term supply contracts with our manufacturers and they are not required to manufacture products for any specified period. We do not have internal manufacturing capabilities to meet our customers' demands. Qualifying a new contract manufacturer and commencing commercial-scale production is expensive and time consuming and could result in a significant interruption in the supply of our products. If a change in contract manufacturers results in delays in our fulfillment of customer orders or if a contract manufacturer fails to make timely delivery of orders, we may lose revenues and suffer damage to our customer relationships.

WE HAVE BEEN IN BUSINESS FOR A SHORT PERIOD OF TIME AND YOUR BASIS FOR EVALUATING US IS LIMITED.

    We were founded in August 1997, and only during the first quarter of fiscal 2000 did we begin to recognize any revenues. We have a limited meaningful operating history upon which you may evaluate us and our prospects. Moreover, we cannot be sure that we have accurately identified all of the risks to our business. Also, our assessment of the prospects for our success may prove inaccurate.

THE UNPREDICTABILITY OF OUR QUARTERLY RESULTS MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

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

    - the length and variability of the sales cycle for our products and the corresponding timing of recognizing or deferring revenues;

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

    - costs related to acquisitions of complementary products, technologies or businesses; and

    - general economic conditions, as well as those specific to the telecommunications, networking and related industries and other factors.

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

WE MAY NOT BECOME PROFITABLE.

    We have incurred significant losses since inception and expect to continue to incur losses in the future. As of December 31, 2000, we had an accumulated deficit of $84.0 million and had only recognized cumulative revenues since inception of $51.8 million through December 31, 2000. We have not achieved profitability on a quarterly or annual basis. As a result of our acquisition of TTI, we expect to incur significant expenses for stock-based compensation, in-process research and development and amortization of goodwill and other intangibles, which will make achieving profitability more difficult in the near to mid-term.

    Our revenues may not grow and we may never generate sufficient revenues to achieve or sustain profitability. We expect to continue to incur significant and increasing sales and marketing, product development, administrative and other expenses. As a result, we will need to generate significant revenues to achieve and maintain profitability.

WE WILL NOT RETAIN CUSTOMERS OR ATTRACT NEW CUSTOMERS IF WE DO NOT ANTICIPATE AND MEET SPECIFIC CUSTOMER REQUIREMENTS OR IF OUR PRODUCTS DO NOT INTEROPERATE WITH OUR CUSTOMERS' EXISTING NETWORKS.

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

IF WE FAIL TO COMPETE SUCCESSFULLY, OUR ABILITY TO INCREASE OUR REVENUES OR ACHIEVE PROFITABILITY WILL BE IMPAIRED.

    Competition in the telecommunications market is intense. This market has historically been dominated by large companies, such as Lucent Technologies and Nortel Networks, both of whom are our direct competitors. We also face competition from other large telecommunications and networking companies, including Cisco Systems and Tellabs, that have entered our market by acquiring companies that design competing products. In addition, a number of smaller and mostly private companies, including Convergent Networks, Unisphere Networks and others, have announced plans for new products that address similar market opportunities that we address. Because this market is rapidly evolving, additional competitors with significant financial resources may enter these markets and further intensify competition.

    Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial and other resources, including the ability to offer vendor-sponsored financing programs. If we are unable or unwilling to offer vendor-sponsored financing, prospective customers may decide to purchase products from one of our competitors who offers this type of financing. Furthermore, some of our competitors are currently selling significant amounts of other products to our current and prospective customers. Our competitors' broad product portfolios coupled with already existing relationships may cause our customers to buy our competitors' products or harm our ability to attract new customers.

    To compete effectively, we must deliver innovative products that:

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

WE AND OUR CONTRACT MANUFACTURERS RELY ON SINGLE OR LIMITED SOURCES FOR SUPPLY OF SOME COMPONENTS OF OUR PRODUCTS AND IF WE FAIL TO ADEQUATELY PREDICT OUR MANUFACTURING REQUIREMENTS OR IF OUR SUPPLY OF ANY OF THESE COMPONENTS IS DISRUPTED, WE WILL BE UNABLE TO SHIP OUR PRODUCTS.

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

IF WE ARE NOT ABLE TO OBTAIN NECESSARY LICENSES OF THIRD-PARTY TECHNOLOGY AT ACCEPTABLE PRICES, OR AT ALL, OUR PRODUCTS COULD BECOME OBSOLETE.

    We have incorporated third-party licensed technology into our current products. From time to time, we may be required to license additional technology from third parties to develop new products or product enhancements. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. The inability to maintain or re-license any third-party licenses required in our current products or to obtain any new third-party licenses to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, and delay or prevent us from making these products or enhancements, any of which could seriously harm the competitiveness of our products.

OUR FAILURE TO MANAGE OUR EXPANSION EFFECTIVELY IN A RAPIDLY CHANGING MARKET COULD INCREASE OUR COSTS, HARM OUR ABILITY TO SELL FUTURE PRODUCTS AND IMPAIR OUR FUTURE GROWTH.

    We intend to expand our operations rapidly and plan to hire a significant number of employees during 2001. Our growth has placed, and our anticipated growth will continue to place, a significant strain on our management systems and resources. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires effective planning and management processes. We expect that we will need to continue to improve our financial, managerial and manufacturing controls and reporting systems, and will need to continue to expand, train and manage our work force worldwide. If we fail to implement adequate control systems in an efficient and timely manner, our costs may be increased and our growth could be impaired and we may not be able to accurately anticipate and fulfill market demand, the result of which will be a loss of revenues and customers.

IF WE FAIL TO HIRE AND RETAIN NEEDED PERSONNEL, THE IMPLEMENTATION OF OUR BUSINESS PLAN COULD SLOW OR OUR FUTURE GROWTH COULD HALT.

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

    Our future success depends upon the continued services of our executive officers who have critical industry experience and relationships that we rely on to implement our business plan. Most of our officers or key employees are not bound by an employment agreement for any specific term. The loss of the services of any of our officers or key employees could delay the development and introduction of, and negatively impact our ability to sell, our products.

OUR ABILITY TO COMPETE AND OUR BUSINESS COULD BE JEOPARDIZED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY OR BECOME SUBJECT TO INTELLECTUAL PROPERTY RIGHTS LITIGATION, WHICH COULD REQUIRE US TO INCUR SIGNIFICANT COSTS.

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

    In addition, we may also become involved in litigation as a result of allegations that we infringe the intellectual property rights of others. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves and possibly our customers or contract manufacturers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

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

ANY INVESTMENTS OR ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND SERIOUSLY HARM OUR FINANCIAL CONDITION.

    Although we have no current agreements to do so, we intend to consider investing in, or acquiring, complementary products, technologies or businesses. In the event of any additional future investments or acquisitions, we could, and in connection with our recent acquisition of TTI, we did:

    - issue stock that would dilute our current stockholders' percentage ownership;

    - incur debt or assume liabilities;

    - incur significant amortization expenses related to goodwill and other intangible assets; or

    - incur large and immediate write-offs for in-process research and development and stock-based compensation.

    Our integration of any acquired products, technologies or businesses, including those associated with our acquisition of TTI, will also involve numerous risks, including:

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

    We may be unable to successfully integrate any products, technologies, businesses or personnel that we might acquire in the future, including those associated with our acquisition of TTI, without significant costs or disruption to our business.

WE MAY FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL EXPANSION THAT COULD IMPAIR OUR ABILITY TO GROW OUR REVENUES ABROAD.

    Our expansion into international markets will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues.

    We have limited experience marketing and distributing our products internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including:

    - greater difficulty collecting accounts receivable and longer collection periods;

    - difficulties and costs of staffing and managing international operations;

    - the impact of differing technical standards outside the United States;

    - the impact of recessions in economies outside the United States;

    - unexpected changes in regulatory requirements and currency exchange rates;

    - certification requirements;

    - reduced protection for intellectual property rights in some countries; and

    - potentially adverse tax consequences.

IF WE ARE SUBJECT TO UNFAIR HIRING CLAIMS, WE COULD INCUR SUBSTANTIAL COSTS IN DEFENDING OURSELVES.

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

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY NOT BE AVAILABLE TO US, AND IF IT IS AVAILABLE, MAY DILUTE OWNERS OF OUR COMMON STOCK.

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

OUR STOCK PRICE MAY BE VOLATILE.

    The market for technology stocks has been and will likely continue to be extremely volatile. The following factors could cause the market price of our common stock to fluctuate significantly:

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

    - sales of common stock or other securities by us or by our stockholders in the future;

    - any acquisitions, distribution partnerships, joint ventures or capital commitments;

    - changes in market valuations of telecommunications and networking companies; and

    - fluctuations in stock market prices and volumes.

    In addition, stock markets in general, and the Nasdaq Stock Market and technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. The trading prices of many technology companies' stocks are substantially above historical levels and may not be sustained. These broad market and industry trends may materially and adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class-action litigation has often been initiated against these companies. Class-action litigation, if initiated, could result in substantial costs and a diversion of management's attention and resources.

SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK IN THE FUTURE COULD CAUSE OUR STOCK PRICE TO FALL.

    Some stockholders who acquired shares prior to our initial public offering hold a substantial number of shares of our common stock that have not yet been sold in the public market. Sales of a substantial number of shares of our common stock within a short period of time in the future could cause our stock price to fall. In addition, the sale of these shares could impair our ability to raise capital through the sale of debt or additional stock.

INSIDERS HAVE SUBSTANTIAL CONTROL OVER US AND COULD LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS, INCLUDING A CHANGE OF CONTROL.

    Our executive officers, directors and entities affiliated with them beneficially own, in the aggregate, approximately 24.9% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions. See "Security Ownership of Certain Beneficial Owners and Management."

PROVISIONS OF OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD PREVENT A CHANGE OF CONTROL.

    Provisions of our amended and restated certificate of incorporation, amended and restated by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other "forward-looking" information. The important factors listed above in the section captioned "Risk Factors," as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause the actual results of either company to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in these risk factors and elsewhere in this report could have a material adverse effect on the business, results of operations and financial position of Sonus.

    Any forward-looking statements in this report are not guarantees of future performances, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements, possibly materially. Sonus disclaims any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    We do not currently use derivative financial instruments. We generally place our marketable security investments in high-quality credit instruments, primarily U.S. Government obligations and corporate obligations with contractual maturities of less than one year. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is not material. To date, sales from our international operations have been made in United States dollars. Accordingly, we have no material exposure to foreign currency rate fluctuations, though we will continue to evaluate the impact of foreign currency exchange risk on our results of operations as we expand internationally.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements of Sonus Networks, Inc. are filed as a part of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.

    The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement with respect to our 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) DOCUMENTS FILED AS PART OF FORM 10-K:

    (1) FINANCIAL STATEMENTS.

    The following consolidated financial statements and notes thereto included in Item 8 are filed as part of this report:

       - Report of Independent Accountants

       - Consolidated Balance Sheets

       - Consolidated Statements of Operations

       - Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

       - Consolidated Statements of Cash Flows

       - Notes to Consolidated Financial Statements

    (2) FINANCIAL STATEMENT SCHEDULES.

    None. All schedules are omitted because they are inapplicable, not required under the instructions or because the information is reflected in the consolidated financial statements or notes thereto.

    (3) LIST OF EXHIBITS.

    The following is a list of exhibits filed as a part of this registration statement:

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
       3.1**            Fourth Amended and Restated Certificate of Incorporation of
                        the Registrant.

       3.2**            Amended and Restated By-Laws of the Registrant.

       4.1** Form of Stock Certificate representing shares of the Registrant's Common Stock.

       9.1***           Voting Agreement, dated as of November 2, 2000, among the
                        Registrant, the Stockholder parties thereto and telecom technologies, inc.

      10.1*             Registration Rights Agreement, dated as of November 2, 2000, by and among the Registrant and the Stockholder parties
                        thereto.

      10.2*             2000 Retention Plan of the Registrant.

      10.3*             telecom technologies, inc. 1998 Amended Equity Incentive
                        Plan.

      10.4**            Amended and Restated 1997 Stock Incentive Plan of the
                        Registrant.

      10.5**            2000 Employee Stock Purchase Plan of the Registrant.

      10.6**            Lease, dated January 21, 1999, as amended, between the
                        Registrant and Glenborough Fund V, Limited Partnership with respect to property located at 5 Carlisle Road, Westford,
                        Massachusetts.

      10.7* Sub-lease, dated October 20, 2000, between the Registrant and Unisphere Networks, Inc. with respect to property located at 5 Carlisle Road, Westford, Massachusetts.

      10.8* Sub-Lease, dated October 20, 2000, between the Registrant and Unisphere Networks, Inc. with respect to property located at 235 Littleton Road, Westford, Massachusetts.

      10.9*             Lease, dated September 30, 2000, between the Registrant and
                        BCIA New England Holdings LLC with respect to property
                        located at 25 Porter Road, Littleton, Massachusetts.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
      10.10**           Series C Preferred Stock Purchase Agreement, dated as of
                        September 10, 1999, by and among the Registrant and the
                        "Purchaser" parties thereto.

      10.11**           Series D Preferred Stock Purchase Agreement, dated as of
                        March 9, 2000, by and among the Registrant and the "Purchaser" parties thereto.

      10.12**           Third Amended and Restated Investor Rights Agreement, dated as of March 9, 2000, by and among the Registrant and the
                        "Purchaser" parties thereto.

      10.13**           Third Amended and Restated Right of First Refusal and
                        Co-Sale Agreement, dated as of March 9, 2000, among the Registrant and the persons and entities listed on the signature pages thereto.

      10.14** Modification Agreement, dated as of November 29, 1999, by and between the Registrant and Silicon Valley Bank.

      10.15**           Agreement of Sublease, dated April 14, 2000, between the
                        Registrant and Unisphere Solutions, Inc. with respect to property located at 25 Porter Road, Littleton,
                        Massachusetts.

      10.16**           Promissory Note, dated November 4, 1998, of Hassan M. Ahmed to the Registrant and associated Pledge Agreement.

      10.17**           Promissory Note, dated September 1, 1999, of Stephen J. Nill to the Registrant and associated Pledge Agreement.

      10.18***          Agreement and Plan of Merger and Reorganization, dated as of
                        November 2, 2000, by and among the Registrant, Storm Merger
                        Sub, Inc. and telecom technologies, inc.

      10.19             Employment Agreement, dated November 2, 2000, among telecom technologies, inc., Anousheh Ansari and the Registrant.

      10.20 Office Lease Agreement, dated as of November 14, 2000, between telecom technologies, inc. and TR Lookout
                        Partners, Ltd. with respect to property located at 1301 East Lookout Drive, Suite 3000, Richardson, Texas.

      10.21             First Amendment to Office Lease Agreement, dated as of
                        January 8, 2001, between telecom technologies, inc. and TR Lookout Partners, Ltd. with respect to property located at 1300 East Lookout Drive, Suite 3000, Richardson, Texas.

      21.1              Subsidiaries of the Registrant.

------------------------

* Incorporated by reference to the Registrant's Registration Statement on Form S-4 (file No. 333-52682).

** Incorporated by reference to the Registrant's Registration Statement on Form S-1 (file No. 333-32206).

*** Incorporated by reference to the Registrant's Current Report on Form 8-K, filed November 17, 2000.

(B) REPORTS ON FORM 8-K DURING THE FOURTH QUARTER OF FISCAL 2000:

    On October 13, 2000, the Registrant filed a Current Report on Form 8-K in connection with its 3-for-1 stock split.

    On November 17, 2000, the Registrant filed a Current Report on Form 8-K in connection with its merger agreement to acquire telecom technologies, inc.

                                   SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Westford, Commonwealth of Massachusetts, on this 28th day of March, 2001.

                                                       SONUS NETWORKS, INC.

                                                       By:  /s/ HASSAN M. AHMED
                                                            -----------------------------------------
                                                            Hassan M. Ahmed
                                                            PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       President, Chief Executive
                 /s/ HASSAN M. AHMED                     Officer and Director
     -------------------------------------------         (Principal Executive         March 28, 2001
                   Hassan M. Ahmed                       Officer)

                                                       Chief Financial Officer,
                                                         Vice President of Finance
                 /s/ STEPHEN J. NILL                     and Administration and
     -------------------------------------------         Treasurer (Principal         March 28, 2001
                   Stephen J. Nill                       Financial and Accounting
                                                         Officer)

                  /s/ RUBIN GRUBER
     -------------------------------------------       Chairman of the Board of       March 28, 2001
                    Rubin Gruber                         Directors and a Director

               /s/ EDWARD T. ANDERSON
     -------------------------------------------       Director                       March 28, 2001
                 Edward T. Anderson

                  /s/ PAUL J. FERRI
     -------------------------------------------       Director                       March 28, 2001
                    Paul J. Ferri

                /s/ PAUL J. SEVERINO
     -------------------------------------------       Director                       March 28, 2001
                  Paul J. Severino

                              SONUS NETWORKS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   F-2

Consolidated Balance Sheets.................................   F-3

Consolidated Statements of Operations.......................   F-4

Consolidated Statements of Redeemable Convertible Preferred
  Stock and Stockholders' Equity (Deficit)..................   F-5

Consolidated Statements of Cash Flows.......................   F-6

Notes to Consolidated Financial Statements..................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Sonus Networks, Inc.:

We have audited the accompanying consolidated balance sheets of Sonus
Networks, Inc. (a Delaware corporation) as of December 31, 1999 and 2000 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for the years ended December 31, 1998, 1999 and 2000. These consolidated financial statements are the responsibility of the Sonus Networks, Inc. management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sonus Networks, Inc. as of December 31, 1999 and 2000, and the results of its operations and its cash flows for the years ended December 31, 1998, 1999 and 2000 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP

Boston, Massachusetts
January 15, 2001
(except with respect to the matters discussed in Note 2 as to which the date is January 18, 2001)

                              SONUS NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  8,885   $ 87,108
  Marketable securities.....................................    14,681     54,957
  Accounts receivable, net of allowance of $1,000...........        --     14,100
  Inventories...............................................     2,210     20,668
  Other current assets......................................       298      2,893
                                                              --------   --------
      Total current assets..................................    26,074    179,726

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
  amortization..............................................     4,269     14,273

OTHER ASSETS, net of accumulated amortization...............       439        836
                                                              --------   --------
                                                              $ 30,782   $194,835
                                                              ========   ========

  LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
                                     (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable..........................................  $  1,412   $ 13,439
  Accrued expenses..........................................     2,691     16,239
  Deferred revenue..........................................     1,031     14,451
  Current portion of long-term obligations..................     1,336         --
                                                              --------   --------
      Total current liabilities.............................     6,470     44,129

LONG-TERM OBLIGATIONS, less current portion.................     3,402         --

COMMITMENTS (Note 8)........................................        --         --

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $0.01 par value;
  17,000,000 shares authorized, 12,323,968 shares issued and outstanding at December 31, 1999; no shares authorized,
  issued and outstanding at
  December 31, 2000.........................................    46,109         --

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $0.01 par value 5,000,000 shares
    authorized, none issued and outstanding.................        --         --
  Common stock, $0.001 par value; 300,000,000 shares
    authorized, 65,510,921 and 184,244,474 shares issued and
    65,510,921 and 183,471,974 shares outstanding at
    December 31, 1999 and 2000, respectively................        66        184
  Capital in excess of par value............................    25,567    266,488
  Accumulated deficit.......................................   (33,882)   (83,966)
  Stock subscriptions receivable............................      (346)      (238)
  Deferred compensation.....................................   (16,604)   (31,697)
  Treasury stock, at cost; 772,500 common shares............        --        (65)
                                                              --------   --------
      Total stockholders' equity (deficit)..................   (25,199)   150,706
                                                              --------   --------
                                                              $ 30,782   $194,835
                                                              ========   ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                              SONUS NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
REVENUES....................................................  $    --    $     --   $ 51,770
Manufacturing and product costs (1).........................       --       1,861     27,848
                                                              -------    --------   --------

GROSS PROFIT (LOSS).........................................       --      (1,861)    23,922

OPERATING EXPENSES:
  Research and development (1)..............................    5,824      10,780     26,430
  Sales and marketing (1)...................................      426       5,606     21,569
  General and administrative (1)............................      919       1,723      5,477
  Stock-based compensation..................................       59       4,404     26,729
                                                              -------    --------   --------
    Total operating expenses................................    7,228      22,513     80,205
                                                              -------    --------   --------

LOSS FROM OPERATIONS........................................   (7,228)    (24,374)   (56,283)
Interest expense............................................      (78)       (224)      (209)
Interest income.............................................      392         711      6,454
                                                              -------    --------   --------

NET LOSS....................................................   (6,914)    (23,887)   (50,038)
Beneficial conversion feature of Series C preferred stock...       --      (2,500)        --
                                                              -------    --------   --------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS..................  $(6,914)   $(26,387)  $(50,038)
                                                              =======    ========   ========

NET LOSS PER SHARE (Note 1(o)):
  Basic and diluted.........................................  $ (1.42)   $  (1.84)  $  (0.52)
                                                              =======    ========   ========
  Pro forma basic and diluted...............................             $  (0.25)  $  (0.37)
                                                                         ========   ========

SHARES USED IN COMPUTING NET LOSS PER SHARE (Note 1(o)):
  Basic and diluted.........................................    4,858      14,324     95,877
                                                              =======    ========   ========
  Pro forma basic and diluted...............................               96,188    135,057
                                                                         ========   ========

------------------------


(1) Excludes non-cash, stock-based
   compensation expense as follows:
      Manufacturing and product costs.......................  $    --    $     92   $    404
      Research and development..............................       29       1,537     11,428
      Sales and marketing...................................       12       2,104     12,051
      General and administrative............................       18         671      2,846
                                                              -------    --------   --------
                                                              $    59    $  4,404   $ 26,729
                                                              =======    ========   ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                              SONUS NETWORKS, INC.

     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               REDEEMABLE CONVERTIBLE
                                                                  PREFERRED STOCK             COMMON STOCK        CAPITAL IN
                                                              ------------------------   ----------------------   EXCESS OF
                                                                            REDEMPTION                  PAR          PAR
                                                                SHARES       VALUE         SHARES      VALUE        VALUE
                                                              -----------   ----------   -----------   --------   -----------
BALANCE, DECEMBER 31, 1997..................................    7,100,000    $ 7,100      27,711,318     $ 28      $     19
  Payments on subscriptions receivable......................           --         --              --       --            --
  Issuance of Series A preferred stock and issuance costs
    of $2...................................................       80,000         80              --       --            --
  Issuance of Series B preferred stock and issuance costs
    of $40..................................................    3,154,287     15,771              --       --            --
  Issuance of common stock to officer.......................           --         --       9,637,497       10           311
  Issuance of common stock to employees.....................           --         --      12,221,244       12           167
  Compensation associated with the grant of stock options
    and sale of restricted stock to non-employees...........           --         --              --       --            59
  Net loss..................................................           --         --              --       --            --
                                                              -----------    -------     -----------     ----      --------
BALANCE, DECEMBER 31, 1998..................................   10,334,287     22,951      49,570,059       50           556
  Issuance of Series B preferred stock and issuance costs
    of $9...................................................       50,000        250              --       --            --
  Issuance of Series C preferred stock and issuance costs
    of $40..................................................    1,939,681     22,908              --       --            --
  Beneficial conversion feature of Series C preferred
    stock...................................................           --         --              --       --         2,500
  Payments on subscriptions receivable......................           --         --              --       --            --
  Issuance of common stock to employees, officers and a
    director................................................           --         --      15,230,612       15         1,488
  Exercise of stock options.................................           --         --         710,250        1            15
  Compensation associated with the grant of stock options
    and sale of restricted stock to non-employees...........           --         --              --       --           149
  Deferred compensation related to stock option grants and
    sale of restricted common stock.........................           --         --              --       --        20,859
  Amortization of deferred compensation.....................           --         --              --       --            --
  Net loss..................................................           --         --              --       --            --
                                                              -----------    -------     -----------     ----      --------
BALANCE, DECEMBER 31, 1999..................................   12,323,968     46,109      65,510,921       66        25,567
  Issuance of Series D preferred stock and issuance costs
    of $46..................................................    1,509,154     24,750              --       --            --
  Issuance of common stock to public, net of issuance costs
    of $10,545..............................................           --         --      17,250,000       17       121,688
  Payments on subscriptions receivable......................           --         --              --       --            --
  Issuance of common stock to employees.....................           --         --       3,870,676        4         6,421
  Conversion of preferred stock to common stock.............  (13,833,122)   (70,859)     96,957,222       97        70,762
  Exercise of stock options.................................           --         --         655,655       --           228
  Repurchase of common stock................................           --         --              --       --            --
  Compensation associated with the grant of stock options
    and sale of restricted stock to non-employees...........           --         --              --       --         2,389
  Deferred compensation related to stock option grants and
    sale of restricted common stock.........................           --         --              --       --        39,433
  Amortization of deferred compensation.....................           --         --              --       --            --
  Net loss..................................................           --         --              --       --            --
                                                              -----------    -------     -----------     ----      --------
BALANCE, DECEMBER 31, 2000..................................           --    $    --     184,244,474     $184      $266,488
                                                              ===========    =======     ===========     ====      ========

                                                                              STOCK                          TREASURY STOCK
                                                              ACCUMULATED   SUBSCRIPTIONS   DEFERRED      --------------------
                                                               DEFICIT      RECEIVABLE     COMPENSATION    SHARES      COST
                                                              -----------   ------------   ------------   ---------   --------
BALANCE, DECEMBER 31, 1997..................................   $   (490)      $    (4)       $     --            --    $  --
  Payments on subscriptions receivable......................         --             4              --            --       --
  Issuance of Series A preferred stock and issuance costs
    of $2...................................................         (2)           --              --            --       --
  Issuance of Series B preferred stock and issuance costs
    of $40..................................................        (40)           --              --            --       --
  Issuance of common stock to officer.......................         --          (257)             --            --       --
  Issuance of common stock to employees.....................         --            --              --            --       --
  Compensation associated with the grant of stock options
    and sale of restricted stock to non-employees...........         --            --              --            --       --
  Net loss..................................................     (6,914)           --              --            --       --
                                                               --------       -------        --------     ---------    -----
BALANCE, DECEMBER 31, 1998..................................     (7,446)         (257)             --            --       --
  Issuance of Series B preferred stock and issuance costs
    of $9...................................................         (9)           --              --            --       --
  Issuance of Series C preferred stock and issuance costs
    of $40..................................................        (40)           --              --            --       --
  Beneficial conversion feature of Series C preferred
    stock...................................................     (2,500)           --              --            --       --
  Payments on subscriptions receivable......................         --            21              --            --       --
  Issuance of common stock to employees, officers and a
    director................................................         --          (110)             --            --       --
  Exercise of stock options.................................         --            --              --            --       --
  Compensation associated with the grant of stock options
    and sale of restricted stock to non-employees...........         --            --              --            --       --
  Deferred compensation related to stock option grants and
    sale of restricted common stock.........................         --            --         (20,859)           --       --
  Amortization of deferred compensation.....................         --            --           4,255            --       --
  Net loss..................................................    (23,887)           --              --            --       --
                                                               --------       -------        --------     ---------    -----
BALANCE, DECEMBER 31, 1999..................................    (33,882)         (346)        (16,604)           --       --
  Issuance of Series D preferred stock and issuance costs
    of $46..................................................        (46)           --              --            --       --
  Issuance of common stock to public, net of issuance costs
    of $10,545..............................................         --            --              --            --       --
  Payments on subscriptions receivable......................         --           108              --            --       --
  Issuance of common stock to employees.....................         --            --              --            --       --
  Conversion of preferred stock to common stock.............         --            --              --            --       --
  Exercise of stock options.................................         --            --              --            --       --
  Repurchase of common stock................................         --            --              --       772,500      (65)
  Compensation associated with the grant of stock options
    and sale of restricted stock to non-employees...........         --            --              --            --       --
  Deferred compensation related to stock option grants and
    sale of restricted common stock.........................         --            --         (39,433)           --       --
  Amortization of deferred compensation.....................         --            --          24,340            --       --
  Net loss..................................................    (50,038)           --              --            --       --
                                                               --------       -------        --------     ---------    -----
BALANCE, DECEMBER 31, 2000..................................   $(83,966)      $  (238)       $(31,697)      772,500    $ (65)
                                                               ========       =======        ========     =========    =====

                                                                TOTAL
                                                              STOCKHOLDERS'
                                                               EQUITY
                                                              (DEFICIT)
                                                              -----------
BALANCE, DECEMBER 31, 1997..................................   $   (447)
  Payments on subscriptions receivable......................          4
  Issuance of Series A preferred stock and issuance costs
    of $2...................................................         (2)
  Issuance of Series B preferred stock and issuance costs
    of $40..................................................        (40)
  Issuance of common stock to officer.......................         64
  Issuance of common stock to employees.....................        179
  Compensation associated with the grant of stock options
    and sale of restricted stock to non-employees...........         59
  Net loss..................................................     (6,914)
                                                               --------
BALANCE, DECEMBER 31, 1998..................................     (7,097)
  Issuance of Series B preferred stock and issuance costs
    of $9...................................................         (9)
  Issuance of Series C preferred stock and issuance costs
    of $40..................................................        (40)
  Beneficial conversion feature of Series C preferred
    stock...................................................         --
  Payments on subscriptions receivable......................         21
  Issuance of common stock to employees, officers and a
    director................................................      1,393
  Exercise of stock options.................................         16
  Compensation associated with the grant of stock options
    and sale of restricted stock to non-employees...........        149
  Deferred compensation related to stock option grants and
    sale of restricted common stock.........................         --
  Amortization of deferred compensation.....................      4,255
  Net loss..................................................    (23,887)
                                                               --------
BALANCE, DECEMBER 31, 1999..................................    (25,199)
  Issuance of Series D preferred stock and issuance costs
    of $46..................................................        (46)
  Issuance of common stock to public, net of issuance costs
    of $10,545..............................................    121,705
  Payments on subscriptions receivable......................        108
  Issuance of common stock to employees.....................      6,425
  Conversion of preferred stock to common stock.............     70,859
  Exercise of stock options.................................        228
  Repurchase of common stock................................        (65)
  Compensation associated with the grant of stock options
    and sale of restricted stock to non-employees...........      2,389
  Deferred compensation related to stock option grants and
    sale of restricted common stock.........................         --
  Amortization of deferred compensation.....................     24,340
  Net loss..................................................    (50,038)
                                                               --------
BALANCE, DECEMBER 31, 2000..................................   $150,706
                                                               ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                              SONUS NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998       1999       2000
                                                              --------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (6,914)  $(23,887)  $ (50,038)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................       466      1,632       5,112
    Stock-based compensation to non-employees...............        59        149       2,389
    Stock-based compensation to employees...................        --      4,255      24,340
    Changes in current assets and liabilities:
      Accounts receivable...................................        --         --     (14,100)
      Inventories...........................................        --     (2,210)    (18,458)
      Other current assets..................................      (132)      (136)     (2,595)
      Accounts payable......................................       193        990      12,027
      Accrued expenses......................................       394      2,201      13,548
      Deferred revenue......................................        --      1,031      13,420
                                                              --------   --------   ---------
        Net cash used in operating activities...............    (5,934)   (15,975)    (14,355)
                                                              --------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (1,577)    (4,151)    (14,832)
  Maturities of marketable securities.......................     7,295     22,020      32,262
  Purchases of marketable securities........................   (20,212)   (23,784)    (72,538)
  Other assets..............................................      (292)      (436)       (681)
                                                              --------   --------   ---------
        Net cash used in investing activities...............   (14,786)    (6,351)    (55,789)
                                                              --------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock....................       243      1,393     128,130
  Proceeds from exercise of stock options...................        --         16         228
  Net proceeds from issuance of preferred stock.............    15,809     23,109      24,704
  Payment of stock subscriptions receivable.................         4         21         108
  Proceeds from long-term obligations.......................     1,749      3,609         405
  Payments on long-term obligations.........................      (107)      (521)     (5,143)
  Repurchase of common stock................................        --         --         (65)
                                                              --------   --------   ---------
        Net cash provided by financing activities...........    17,698     27,627     148,367
                                                              --------   --------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (3,022)     5,301      78,223
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     6,606      3,584       8,885
                                                              --------   --------   ---------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  3,584   $  8,885   $  87,108
                                                              ========   ========   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest....................  $     78   $    208   $     225
                                                              ========   ========   =========
SUPPLEMENTARY DISCLOSURE OF NON-CASH TRANSACTIONS:
  Issuance of common stock for subscriptions receivable.....  $    257   $    110   $      --
                                                              ========   ========   =========
  Conversion of redeemable convertible preferred stock into
    common stock............................................  $     --   $     --   $  70,859
                                                              ========   ========   =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                              SONUS NETWORKS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

    Sonus Networks, Inc. (Sonus) was incorporated on August 7, 1997 and is a leading provider of voice infrastructure products for the new public network. Sonus offers a new generation of carrier-class switching equipment and software that enable voice services to be delivered over packet-based networks. Sonus was in the development stage through December 31, 1999 and was principally engaged in research and development, raising capital and hiring its management team.

    Sonus is subject to risks common to technology-based companies including, but not limited to, the development of new technology, development of markets and distribution channels, dependence on key personnel and the ability to obtain additional capital as needed to meet its product plans. Sonus has a limited operating history and has incurred significant operating losses since inception.

    The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

    (A) PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Sonus and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

    (B) CASH EQUIVALENTS AND MARKETABLE SECURITIES

    Cash equivalents are stated at cost plus accrued interest, which approximates market value, and have maturities of three months or less at the date of purchase.

    Marketable securities are classified as held-to-maturity, as Sonus has the intent and ability to hold to maturity. Marketable securities are reported at amortized cost. Cash equivalents and marketable securities are invested in high quality credit instruments, primarily U.S. Government obligations and corporate obligations with contractual maturities of less than one year. There have been no gains or losses to date.

    (C) CONCENTRATIONS OF CREDIT RISK, SIGNIFICANT CUSTOMERS AND LIMITED
     SUPPLIERS

    The financial instruments that potentially subject Sonus to concentrations of credit risk are cash, marketable securities and receivables. Sonus has no significant off-balance-sheet concentrations such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Sonus' cash holdings are diversified between three financial institutions.

    For the year ended December 31, 2000, three customers, each of whom contributed more than 10% of revenues, accounted for an aggregate of 70% of revenues. As of December 31, 2000, two customers accounted for an aggregate of 80% of Sonus' accounts receivable balance. Certain components and software licenses from third-parties used in Sonus' products are procured from a single source. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus' delivery of products and thereby adversely affect Sonus' revenues and operating results.

    (D) INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out basis) or market.

                              SONUS NETWORKS, INC.

    (E) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense as incurred, whereas major betterments are capitalized as additions to property and equipment. Sonus provides for depreciation and amortization using the straight-line method and charges to operations amounts estimated to allocate the cost of the assets over their estimated useful lives.

    (F) OTHER ASSETS

    Other assets include licenses for certain technology embedded in Sonus products. These licenses are amortized over the lesser of their useful lives or the term of the license.

    (G) REVENUE RECOGNITION

    Sonus recognizes revenue from product sales to end users, resellers and distributors upon shipment, provided there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of the related receivable is probable. If uncertainties exist, Sonus recognizes revenue when those uncertainties are resolved. In multiple element arrangements, in accordance with Statement of Position 97-2 and 98-9, Sonus uses the residual method when vendor-specific objective evidence does not exist for one of the delivered elements in the arrangement. Service revenue is recognized as the services are provided. Revenue from support arrangements is recognized ratably over the term of the support contracts. Amounts collected prior to satisfying the revenue recognition criteria are reflected as deferred revenue. Warranty costs are estimated and recorded by Sonus at the time of product revenue recognition.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. This bulletin established guidelines for revenue recognition. Sonus' revenue recognition policy complies with this pronouncement.

    (H) SOFTWARE DEVELOPMENT COSTS

    Sonus accounts for its software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. Accordingly, the costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. Sonus has determined that technological feasibility is established at the time a working model of the software is completed. Because Sonus believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

    (I) STOCK-BASED COMPENSATION

    Sonus uses the intrinsic value-based method of Accounting Principles Board
(APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, to account for all of its employee stock-based compensation plans and uses the fair value method to account for all non-employee stock-based compensation.

                              SONUS NETWORKS, INC.

    (J) COMPREHENSIVE LOSS

    Sonus applies Financial Accounting Standards Board (FASB) SFAS No. 130, REPORTING COMPREHENSIVE INCOME. The comprehensive loss for the years ended December 31, 1998, 1999 and 2000 does not differ from the reported loss.

    (K) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of Sonus' financial instruments, which include cash equivalents, marketable securities, stock subscriptions receivable, accounts payable, accrued expenses and long-term obligations, approximate their fair value.

    (L) USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

    (M) NEW PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Pursuant to SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB NO. 133, SFAS
No. 133 is effective in fiscal year 2001. SFAS No. 133 is not expected to have a material impact on Sonus' financial condition or results of operations.

    In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF ACCOUNTING PRINCIPLES BOARD OPINION NO. 25 (Interpretation No. 44). Interpretation No. 44 clarifies the application of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Interpretation No. 44 is effective July 1, 2000 but is retroactive for certain events occurring after December 15, 1998. Interpretation No. 44 did not have a material impact on Sonus' consolidated financial condition or results of operations.

    (N) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

    SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, establishes standards for reporting information regarding operating segments and establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, Sonus has viewed its operations and manages its business as principally one operating segment.

                              SONUS NETWORKS, INC.

    (O) NET LOSS PER SHARE

    Basic net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of unrestricted common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of unrestricted common shares and potential common stock outstanding during the period, if dilutive. Potential common stock consists of restricted shares of common stock and the incremental common shares issuable upon the exercise of stock options as calculated under the treasury stock method. Shares of common stock issuable upon the conversion of Sonus' redeemable convertible preferred stock have been excluded. In accordance with SAB No. 98, EARNINGS PER SHARE IN AN INITIAL PUBLIC OFFERING, Sonus determined there were no nominal issuances of Sonus' stock prior to Sonus' initial public offering (IPO).

    Restricted common stock and options to purchase 1,672,500, 3,052,743 and 17,725,526 shares of common stock have not been included in the computation of diluted net loss per share for the years ended December 31, 1998, 1999 and 2000, respectively, as their effects would have been anti-dilutive (see Note 10(g)).

    Pro forma basic and diluted net loss per share for the years ended
December 31, 1999 and 2000 are computed using the weighted average number of unrestricted common shares outstanding, including the pro forma effects of the automatic conversion of Sonus' Series A, B, C and D redeemable convertible preferred stock into shares of Sonus' common stock, which occurred upon the closing of Sonus' IPO in May of 2000, as if such conversion occurred at the date of original issuance. There were no dilutive shares of potential common stock for these periods.

    The following table sets forth the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share:

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1998        1999        2000
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                            DATA)
HISTORICAL--
  Net loss applicable to common stockholders................   $(6,914)   $(26,387)   $(50,038)
                                                               =======    ========    ========

  Weighted average common shares outstanding................    35,401      57,460     135,364
  Less weighted average restricted common shares
    outstanding.............................................   (30,543)    (43,136)    (39,487)
                                                               -------    --------    --------
  Shares used in computing basic and diluted net loss per
    share...................................................     4,858      14,324      95,877
                                                               =======    ========    ========
  Basic and diluted net loss per share......................   $ (1.42)   $  (1.84)   $  (0.52)
                                                               =======    ========    ========

PRO FORMA--
  Net loss..................................................              $(23,887)   $(50,038)
                                                                          ========    ========
  Shares used in computing historical basic and diluted net
    loss per share..........................................                14,324      95,877
  Weighted average number of common shares assumed to be
    issued upon conversion of redeemable convertible
    preferred stock.........................................                81,864      39,180
                                                                          --------    --------
  Shares used in computing pro forma basic and diluted net
    loss per share..........................................                96,188     135,057
                                                                          ========    ========
  Pro forma basic and diluted net loss per share............              $  (0.25)   $  (0.37)
                                                                          ========    ========

                              SONUS NETWORKS, INC.

(2) ACQUISITION OF TELECOM TECHNOLOGIES, INC.

    On January 18, 2001, Sonus acquired privately-held telecom technologies, inc. (TTI). Upon the closing of this acquisition, an aggregate of 10,800,000 shares of Sonus common stock (Merger Shares) were exchanged for all outstanding shares of TTI Class A and Class B common stock. Of the 10,800,000 shares issued to the TTI stockholders, 1,200,000 shares were placed into escrow as security for TTI's indemnity obligations under the merger agreement and will be released to TTI stockholders upon expiration of those indemnity obligations, expected to be on the first anniversary of the closing date. In addition to the Merger Shares, the TTI stockholders will have the right to receive up to an aggregate of 4,200,000 additional shares of Sonus common stock which have been placed in escrow in the event that TTI achieves certain specified business expansion and product development milestones from time to time prior to December 31, 2002.

    Sonus has also agreed to make contingent awards of up to 3,000,000 shares of common stock to certain employees of TTI who became employees of Sonus as a result of the acquisition under the 2000 Retention Plan. These awards will vest in equal installments on each of October 31, 2002, November 30, 2002, January 31, 2003 and February 28, 2003, if (i) the recipients do not voluntarily terminate employment with TTI or Sonus prior to such vesting dates and (ii) the business expansion and product development escrow release conditions are satisfied in whole or in part. The portion of the total number of shares of Sonus common stock awarded to each employee that will be deemed vested on each vesting date will not exceed the proportion of all of the shares escrowed in the acquisition subject to the satisfaction of the business expansion and product development escrow release conditions that have been released prior to such vesting date. Generally, any awards forfeited by employees who terminate employment with TTI, other than a termination by Sonus or TTI without cause, prior to the date on which they would otherwise vest, may be reallocated to remaining TTI employees, awarded to replacement hires or returned to Sonus as provided by the terms of the plan. The value of the 3,000,000 shares awarded under the retention plan is expected to be expensed during the approximate two year vesting period based upon the closing price of Sonus common stock on the date the acquisition was consummated, $112,125,000 in the aggregate. Such value and the related expense will be adjusted for the change in the fair value of Sonus common stock on the date the related milestone release conditions are satisfied.

    The acquisition will be accounted for using the purchase method of accounting in accordance with APB Opinion No. 16. Accordingly, the total purchase price will be allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The purchase price has been determined by using the average market value of Sonus common stock for the period from two days before to two days after the announcement of the TTI acquisition ($41.61 per share) to value the 10,800,000 Sonus common shares issued to the TTI stockholders at the closing date and adding the fair value of liabilities assumed and expenses of the acquisition. The preliminary purchase price has been computed as follows, in thousands:

Fair market value of shares issued..........................  $450,000
Estimated liabilities to be assumed.........................    21,200
Estimated acquisition expenses..............................     6,300
                                                              --------
                                                              $477,500
                                                              ========

                              SONUS NETWORKS, INC.

    In accordance with APB Opinion No. 16 and with the assistance of valuation experts, the purchase price will be allocated to the tangible and intangible assets acquired based upon their fair values. Based upon preliminary appraisals, the purchase price allocation is as follows, in thousands:

Tangible assets.............................................  $  6,300
Intangible assets:
  Workforce, developed technology and customer list.........    32,300
  In-process research and development.......................    40,000
  Deferred compensation related to unvested options.........    22,600
  Goodwill..................................................   376,300
                                                              --------
                                                              $477,500
                                                              ========

    To the extent that any of the additional 4,200,000 escrowed shares are released to the former TTI stockholders, the purchase price and goodwill will be increased by the value of such shares on the date the relevant escrow release condition is satisfied.

    Sonus has engaged third-party appraisers to conduct a valuation of the tangible and intangible assets and to assist in the determination of useful lives for such assets. Based on the preliminary appraisal, it is anticipated that $40,000,000 will be allocated to in-process research and development, which will be expensed in the first quarter of fiscal 2001. The amounts allocated to developed technology, customer list, assembled workforce and goodwill is expected to be amortized over their estimated useful lives of three to four years. Deferred compensation was computed based on the intrinsic value of the unvested TTI options assumed by Sonus and will be expensed over the remaining vesting period of up to four years.

    The valuation of in-process research and development was determined using the income method. Revenue and expense projections for the in-process development project were prepared by the management of Sonus through 2008 and the present value was computed using a discount rate of 22.5%. The in-process project is not expected to reach technological feasibility until the end of 2001, at an estimated cost to complete of approximately $5,000,000. In the event that the project is not completed and technological feasibility is not achieved, there is no alternative future use for the in-process technology. The assumptions used for the valuation of in-process research and development are the responsibility of management and are subject to change.

(3) INVENTORIES

    Inventories consist of the following, in thousands:

                                                                DECEMBER 31,
                                                             -------------------
                                                               1999       2000
                                                             --------   --------
Raw materials..............................................   $  305    $ 3,082
Work in progress...........................................      941      3,021
Finished goods.............................................      964     14,565
                                                              ------    -------
                                                              $2,210    $20,668
                                                              ======    =======

                              SONUS NETWORKS, INC.

(4) PROPERTY AND EQUIPMENT

    Property and equipment consist of the following, in thousands:

                                                                 DECEMBER 31,
                                                ESTIMATED     -------------------
                                               USEFUL LIFE      1999       2000
                                              -------------   --------   --------
Equipment and software......................      2-3 years   $ 5,956    $19,805
Furniture and fixtures......................      3-5 years        69        342
Leasehold improvements......................  Life of lease        50        760
                                                              -------    -------
                                                                6,075     20,907
Less accumulated depreciation and
  amortization..............................                   (1,806)    (6,634)
                                                              -------    -------
                                                              $ 4,269    $14,273
                                                              =======    =======

(5) LONG-TERM OBLIGATIONS

    Sonus had a $7,000,000 equipment line of credit with a bank, bearing interest at the bank's prime rate (8.5% at December 31, 1999) plus 0.5%, available through June 30, 2000. Under the agreement, all of Sonus' assets, except intellectual property, had been pledged as collateral and Sonus was to maintain a certain minimum tangible stockholders' equity and quick ratio, as defined. As of December 31, 1999, Sonus had an outstanding balance of $4,738,000. In June 2000, approximately $5,100,000, representing all amounts then outstanding under this line was repaid and the equipment line of credit was terminated.

(6) OTHER BALANCE SHEET DATA

    (A) ACCRUED EXPENSES

    Accrued expenses consist of the following, in thousands:

                                                                DECEMBER 31,
                                                             -------------------
                                                               1999       2000
                                                             --------   --------
Employee compensation and related costs....................   $1,381    $ 3,121
Employee stock purchase plan...............................       --      3,108
Professional fees..........................................      609        817
Royalties..................................................       91      3,613
Other......................................................      610      5,580
                                                              ------    -------
                                                              $2,691    $16,239
                                                              ======    =======

    (B) VALUATION OF QUALIFYING ACCOUNTS

    The following table sets forth activity in Sonus' allowance for doubtful accounts, in thousands:

                                   BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                   BEGINNING    COSTS AND      OTHER                     END OF
                                    OF YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS      YEAR
                                   ----------   ----------   ----------   ----------   ----------
Year ended December 31, 2000.....  $      --       1,000            --           --      $1,000

                              SONUS NETWORKS, INC.

(7) INCOME TAXES

    Sonus provides for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Deferred tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. A valuation allowance has been recorded for the net deferred tax asset due to the uncertainty of realizing the benefit of this asset.

    The following is a summary of the significant components of Sonus' deferred tax assets and liabilities, in thousands:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       2000
                                                          --------   --------
Net operating loss carryforwards........................  $  9,204   $ 15,924
Tax credit carryforwards................................       761      1,779
Start-up costs..........................................       485        363
Deferred revenue........................................       412         --
Other temporary differences.............................       560      4,669
Valuation allowance.....................................   (11,422)   (22,735)
                                                          --------   --------
                                                          $     --   $     --
                                                          ========   ========

    As of December 31, 2000, Sonus has net operating loss carryforwards for federal income tax purposes of approximately $40,000,000, which expire through 2020. Sonus also has available research and development credit carryforwards of approximately $1,780,000 that expire through 2020. The Internal Revenue Code contains provisions that limit the net operating loss and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests. Sonus has completed several financings since inception and has incurred ownership changes. Sonus does not believe that these changes will have a material impact on its ability to use its net operating loss and tax credit carryforwards.

(8) LEASE COMMITMENTS

    Sonus leases its facilities under operating leases, which expire through March 2004. Rent expense was approximately $150,000, $537,000 and $1,310,000 for the years ended December 31, 1998, 1999 and 2000, respectively. Sonus is responsible for certain real estate taxes, utilities and maintenance costs under these leases. The future minimum payments under operating lease arrangements, including those leases assumed as part of the acquisition of TTI, as of December 31, 2000, are as follows: $3,355,000 in 2001; $3,393,000 in 2002;
$2,253,000 in 2003; and $447,000 in 2004.

    Sonus also assumed certain capital leases as part of the acquisition of TTI. The future minimum payments under these capital leases, as of December 31, 2000, are as follows: $657,000 in 2001; $640,000 in 2002; $536,000 in 2003; $195,000
in 2004; and $30,000 in 2005.

                              SONUS NETWORKS, INC.

(9) REDEEMABLE CONVERTIBLE PREFERRED STOCK

    Prior to the closing of our IPO in May 2000, Sonus had authorized 17,000,000 shares of preferred stock, $0.01 par value, and designated four series of redeemable convertible preferred stock: 7,220,000 shares of Series A preferred stock; 3,247,857 shares of Series B preferred stock; 2,153,072 shares of Series C preferred stock; and 1,585,366 shares of Series D preferred stock. In connection with our IPO in May 2000, all redeemable convertible preferred stock was converted into an aggregate of 96,957,222 shares of common stock. A summary of the redeemable convertible preferred stock issuances from inception and redemption value as of the closing of our IPO in May 2000 are as follows:

                                                                              NUMBER OF    PRICE PER     REDEMPTION
     DESCRIPTION                                DATE                            SHARES       SHARE         VALUE
---------------------   ----------------------------------------------------  ----------   ---------   --------------
                                                                                                       (IN THOUSANDS)
 Series A......         November 1997 and July 1998                            7,180,000    $ 1.00        $ 7,180
 Series B......         September and December 1998, May 1999                  3,204,287      5.00         16,021
 Series C......         September, November and December 1999                  1,939,681     11.81         22,908
 Series D......         March 2000                                             1,509,154     16.40         24,750
                                                                              ----------                  -------
                                                                              13,833,122                  $70,859
                                                                              ==========                  =======

    The rights, preferences and privileges of the Series A, Series B, Series C and Series D redeemable convertible preferred stock are as follows:

    CONVERSION

    Each share of Series A, B and C preferred stock was convertible into 7.5 shares of common stock and each share of Series D preferred stock was convertible into three shares of common stock, each adjustable for certain dilutive events. Conversion was at the option of the holder, but became automatic upon the closing of an IPO for the Series A, B and C preferred stock in which at least $10,000,000 of net proceeds shall be received by Sonus at a price of at least $2.67 per share and for the Series D preferred stock with at least $25,000,000 of net proceeds at a price of at least $6.56 per share. Redemption if requested prior to the redemption dates specified below by holders of 66 2/3% of the then outstanding Series A, B, C and D preferred stock, Sonus was required to redeem such stock at $1.00, $5.00, $11.81 and $16.40 per share, respectively, as adjusted in the event of future dilution, plus declared but unpaid dividends as follows:

                                           PERCENTAGE OF THEN
                                              OUTSTANDING
  SERIES A, B AND C        SERIES D       PREFERRED SHARES TO
   REDEMPTION DATE      REDEMPTION DATE       BE REDEEMED
---------------------   ---------------   --------------------
November 18, 2002....   March 9, 2005            33.33%
November 18, 2003       March 9, 2006            50.00%
November 18, 2004       March 9, 2007     All shares then held

    DIVIDENDS

    Series A, B, C and D preferred stockholders were entitled to receive any cash dividend declared on common stock equal to the amount they would be entitled to if such preferred stock had been converted into common stock. In connection with the sale of an aggregate of 211,688 shares of Series C preferred stock in November and December 1999, Sonus recorded a charge to accumulated deficit of $2,500,000. This amount represents the beneficial conversion feature of the Series C preferred stock. This amount has been accounted for as a dividend to preferred stockholders and as a result, increased Sonus' capital in excess of par value, net loss applicable to common stockholders and the related net loss per share.

                              SONUS NETWORKS, INC.

    LIQUIDATION PREFERENCE

    In the event of liquidation of Sonus and before any distribution to common stockholders, the Series A, B, C, and D preferred stockholders were entitled to share pro rata, $1.00, $5.00, $11.81 and $16.40 per share, respectively, plus all declared but unpaid dividends.

    VOTING RIGHTS

    Series A, B, C, and D preferred stockholders were entitled to one vote per common share equivalent on all matters voted on by holders of common stock. In addition, the Series A preferred stockholders were entitled to elect 40% of the board members as long as 1,775,000 shares of such preferred stock were outstanding.

(10) STOCKHOLDERS' EQUITY (DEFICIT)

    (A) AUTHORIZED CAPITAL STOCK

    In May 2000, Sonus' stockholders approved an increase in the authorized shares of common stock to 300,000,000 shares and authorized and approved 5,000,000 shares of $0.01 par value undesignated preferred stock that may be issued by the Board of Directors from time to time in one or more series.

    (B) STOCK SPLIT

    On October 6, 2000, Sonus effected a three-for-one stock split in the form of a stock dividend. All common shares, common stock options and per share amounts in the accompanying financial statements and footnotes have been retroactively adjusted to reflect the stock split.

    (C) INITIAL PUBLIC OFFERING

    On May 31, 2000, Sonus completed its IPO of 17,250,000 shares of common stock, which includes the exercise of the underwriters' over allotment option of 2,250,000 shares, at $7.67 per share. The proceeds from the IPO were $121,705,000, after deducting the underwriting discount and commissions and offering expenses of $10,545,000.

    (D) STOCK SUBSCRIPTIONS RECEIVABLE

    On November 4, 1998, Sonus entered into a stock subscription agreement for $257,000 from an officer that bears interest at 8%. The note is secured by 7,710,000 shares of Sonus' restricted common stock and is due upon the earlier of November 4, 2003 or 180 days after such shares are eligible for public sale. The interest payments on the note are unconditional and are not limited to the aforementioned stock. As of December 31, 2000, this note due Sonus had a remaining principal balance of $238,000.

    On September 1, 1999, Sonus entered into a stock subscription agreement for $110,250 from an officer that bears interest at 8%. The full recourse note was secured by 1,687,500 shares of Sonus' restricted common stock and was due upon the earlier of September 1, 2004 or 180 days after such shares were eligible for public sale. As of December 31, 2000, this note had been repaid.

                              SONUS NETWORKS, INC.

    (E) COMMON STOCK PURCHASE RIGHT

    In November 1999, Sonus signed a definitive purchase and license agreement (the Agreement) with a customer to provide certain Sonus products. Under the terms of the Agreement, the customer also had the right to purchase shares of common stock in Sonus' IPO at the IPO price. The number of shares equaled 5% of the dollar value of the customer's accumulated purchases of Sonus' products and services as of the date of the IPO divided by the IPO per share price, but in no event more than 5% of the shares offered in the IPO. The ability of the customer to exercise its right to purchase such shares was contingent upon the closing of our IPO on a national exchange. In connection with our IPO in May 2000, the customer exercised their right and purchased shares in the IPO.

    (F) RESTRICTED COMMON STOCK

    Sonus issued 24,615,693 and 262,500 shares of restricted common stock outside of the 1997 Stock Incentive Plan (the Plan) in the period ended December 31, 1997 and in the year ended December 31, 1999, respectively. These shares are subject to repurchase agreements which expire over a five-year period. Sonus may repurchase any remaining restricted shares of common stock held by these individuals upon termination of employment at their original purchase price ranging from $0.0001 to $0.001 per share. All shares of common stock subject to repurchase restrictions contain the same rights and privileges as unrestricted shares of common stock and are presented as outstanding as of the date of issuance. As of December 31, 2000, 6,458,605 of these common shares were restricted and subject to Sonus' repurchase.

    (G) 1997 STOCK INCENTIVE PLAN

    The Plan, which is administered by the Board of Directors, permits Sonus to sell or award restricted common stock or to grant incentive and non-qualified stock options for the purchase of common stock to employees, directors and consultants. In March, 2000, Sonus' stockholders increased the shares authorized under the Plan from 48,750,000 to 81,000,000. On January 1 of each year, commencing with January 2001, the aggregate number of shares of common stock available for purchase under the Plan shall increase by the lesser of (i) 5% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. At December 31, 2000, 18,887,915 shares were available under the Plan for future sale of restricted common stock or grant of stock options.

    Sonus issued shares of restricted common stock to employees and consultants which are subject to repurchase agreements and generally vest over a four or five-year period. If the employee leaves or if the services are not performed, Sonus may repurchase any restricted shares of common stock held by these individuals at their original purchase price ranging from $0.01 to $4.67 per share. All shares of common stock subject to repurchase restrictions contain the same rights and privileges as unrestricted shares of common stock and are presented as outstanding as of the date of issuance. As of December 31, 2000, 25,700,769 shares of the outstanding common stock issued under the Plan were restricted and subject to Sonus' repurchase.

                              SONUS NETWORKS, INC.

    A summary of activity under the Plan for the years ended December 31, 1998, 1999 and 2000, is as follows:

RESTRICTED COMMON STOCK ISSUANCES

                                                                                                WEIGHTED
                                                                                                AVERAGE
                                                             NUMBER OF         PURCHASE         PURCHASE
                                                               SHARES            PRICE           PRICE
                                                             ----------   -------------------   --------
Outstanding, December 31, 1997.............................   3,095,625   $              0.01    $0.01
  Issued...................................................  21,858,741             0.01-0.07     0.02
                                                             ----------
Outstanding, December 31, 1998.............................  24,954,366             0.01-0.07     0.02
  Issued...................................................  14,968,116             0.07-0.22     0.10
                                                             ----------
Outstanding, December 31, 1999.............................  39,922,482             0.01-0.22     0.05
  Issued...................................................   3,870,672             0.22-4.67     1.88
  Repurchased..............................................    (772,500)            0.07-0.22     0.08
                                                             ----------
Outstanding, December 31, 2000.............................  43,020,654   $         0.01-4.67    $0.21
                                                             ==========   ===================    =====
Unrestricted common stock, December 31, 2000...............  17,319,885   $         0.01-4.67    $0.05
                                                             ==========   ===================    =====

COMMON STOCK OPTION GRANTS

                                                                                                WEIGHTED
                                                                                                AVERAGE
                                                             NUMBER OF         EXERCISE         EXERCISE
                                                               SHARES            PRICE           PRICE
                                                             ----------   -------------------   --------
Outstanding, December 31, 1997.............................     375,000   $             0.001    $0.001
  Granted..................................................   1,335,000             0.01-0.07      0.05
  Canceled.................................................     (37,500)                 0.07      0.07
                                                             ----------
Outstanding, December 31, 1998.............................   1,672,500            0.001-0.07      0.04
  Granted..................................................   2,090,493             0.07-0.22      0.13
  Exercised................................................    (710,250)           0.001-0.07      0.02
                                                             ----------
Outstanding, December 31, 1999.............................   3,052,743             0.01-0.22      0.11
  Granted..................................................  15,531,937            0.67-22.25     10.39
  Canceled.................................................    (203,499)            0.01-3.33      1.75
  Exercised................................................    (655,655)            0.07-7.67      0.31
                                                             ----------
Outstanding, December 31, 2000.............................  17,725,526   $        0.01-22.25    $ 9.07
                                                             ==========   ===================    ======
Exercisable, December 31, 2000.............................     783,589   $        0.01-22.25    $ 1.35
                                                             ==========   ===================    ======

                              SONUS NETWORKS, INC.

    The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2000:

                                         OUTSTANDING                              EXERCISABLE
                         --------------------------------------------       ------------------------
                                            WEIGHTED
                                            AVERAGE          WEIGHTED                       WEIGHTED
                                           REMAINING         AVERAGE                        AVERAGE
     EXERCISE            NUMBER OF        CONTRACTUAL        EXERCISE       NUMBER OF       EXERCISE
      PRICES               SHARES         LIFE (YEARS)        PRICE          SHARES          PRICE
------------------       ----------       ------------       --------       ---------       --------
$0.01-0.22.........       2,347,585           8.39            $ 0.12         674,338         $ 0.10
0.67..............        1,199,152           9.05              0.67          31,251           0.67
3.33-4.67.........        8,039,189           9.26              3.87          33,600           3.70
7.67-22.25........        6,139,600           9.92             20.96          44,400          18.90
                         ----------                                          -------
                         17,725,526..                         $ 9.07         783,589         $ 1.35
                         ==========                           ======         =======         ======

    (H) STOCK-BASED COMPENSATION

    Stock-based compensation expenses includes the amortization of deferred employee compensation and other equity related expenses for non-employees.

    In connection with certain employee stock option grants and the issuance of employee restricted common stock during the years ended December 31, 1999 and 2000, Sonus recorded deferred stock-based compensation of $20,859,000 and $39,433,000, respectively. This represents the aggregate difference between the exercise price or purchase price and the fair value of the common stock on the date of grant or sale for accounting purposes. The deferred compensation is recognized as an expense over the vesting period of the underlying stock options and restricted common stock. Sonus recorded stock-based compensation expense of $4,255,000 and $24,340,000 in the years ended December 31, 1999 and 2000, respectively, related to these options and restricted common stock.

    In connection with the acquisition of TTI, Sonus expects to record deferred stock-based compensation of $22,600,000 related to the intrinsic value of unvested TTI options assumed by Sonus. This deferred compensation will be recognized as an expense over the remaining vesting period of the underlying stock options of up to four years. Additionally, Sonus expects to record $112,125,000 of deferred stock-based compensation on up to 3,000,000 shares to be awarded to TTI employees under the 2000 Retention Plan, based on the fair value of the Sonus common stock on the closing date of the acquisition. This deferred compensation will be expensed ratably over the approximate two-year vesting period of the retention shares and will be adjusted for changes in the fair value of Sonus common stock on the date the specific escrow release conditions are satisfied (See Note 2).

    Based on the grant of Sonus' stock options and the sale of restricted common stock through December 31, 2000, the intrinsic value of the unvested TTI stock options assumed by Sonus and the awards under the 2000 Retention Plan, Sonus expects to record approximately $76,000,000, $72,300,000, $14,500,000 and
$3,600,000 in employee stock-based compensation expense in the years ending December 31, 2001, 2002, 2003 and 2004, respectively.

    Sonus granted 1,288,500 non-qualified stock options to non-employees for services rendered in the period from inception to December 31, 2000. In 1998, 1999, and 2000 Sonus sold 414,000 shares of restricted common stock and 10,000 shares of Series B preferred stock to consultants at their then current fair market value, subject to repurchase provisions, in the event consulting services are no longer provided.

                              SONUS NETWORKS, INC.

    Sonus has valued the stock options and the issuances of restricted common stock and Series B preferred stock to non-employees based upon the fair market value of the services rendered where Sonus believes the value of these services is more readily determinable than the value of the options or restricted stock. All other grants of options and issuances of restricted stock to non-employees are valued based upon the Black-Scholes option pricing model. As of December 31, 2000, Sonus has 135,000 stock options and 120,000 shares of restricted common stock outstanding to non-employees. Sonus has recorded stock-based compensation expense of $59,000, $149,000 and $2,389,000 for the grant of options and issuances of restricted stock to non-employees for the years ended December 31, 1998, 1999 and 2000, respectively. In accordance with Emerging Issues Task Force 96-18, Sonus will record the value at the time the services are provided.

    The value of the options granted to employees as calculated under SFAS
No. 123 for the year ended December 31, 1998 was immaterial to the consolidated financial statements. Sonus has computed the pro forma disclosures required under SFAS No. 123 for options granted to employees for the years ended
December 31, 1999 and 2000, using the Black-Scholes option pricing model with an assumed risk-free interest rate of 5%, 60% volatility in 1999 and 80% volatility in 2000 and an expected life ranging from 2-5 years with the assumption that no dividends will be paid. Had compensation expense for Sonus' stock option plan been determined consistent with SFAS No. 123, the pro forma net loss and pro forma net loss per share would have been as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                             -------------------------
                                                               1999             2000
                                                             --------         --------
Net loss applicable to common stockholders, in
  thousands--
  As reported.......................................         $(26,387)        $(50,038)
  Pro forma.........................................          (26,400)         (55,980)

Basic and diluted net loss per share--
  As reported.......................................         $  (1.84)        $  (0.52)
  Pro forma.........................................            (1.84)           (0.58)

    (I) 2000 EMPLOYEE STOCK PURCHASE PLAN

    In March 2000, the stockholders approved the 2000 Employee Stock Purchase Plan. A total of 3,600,000 shares of common stock have been reserved for issuance under this plan. The plan consists of a series of overlapping 24-month offering periods. Each offering period generally consists of four consecutive 6-month purchase periods. Eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning of each offering period or end of each purchase period. Participation is limited to 20% of an employee's eligible compensation not to exceed amounts allowed by the Internal Revenue Code. On January 1 of each year, commencing with January 2001, the aggregate number of shares of common stock available for purchase under the Employee Stock Purchase Plan shall increase by the lesser of (i) 2% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of December 31, 2000, Sonus has not issued any shares under the 2000 Employee Stock Purchase Plan.

                              SONUS NETWORKS, INC.

    (J) COMMON STOCK RESERVED

    Common stock reserved for future issuance at December 31, 2000 consist of the following:

Stock incentive plan........................................  36,613,441
Employee stock purchase plan................................   3,600,000
                                                              ----------
                                                              40,213,441
                                                              ==========

(11) EMPLOYEE BENEFIT PLAN

    In 1998, Sonus adopted a savings plan for its employees, which has been qualified under Section 401(a) of the Internal Revenue Code. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. Contributions from Sonus are made at the discretion of the Board of Directors. Sonus has made no contributions to the 401(k) plan to date.

(12) SUPPLEMENTARY DATA

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table presents our quarterly operating results for the years ended December 31, 1999 and 2000. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with our audited consolidated financial statements and related notes. These operating results are not necessarily indicative of the results of any future period.

                                                                        THREE MONTHS ENDED
                                      ---------------------------------------------------------------------------------------
                                      MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                        1999       1999       1999        1999       2000       2000       2000        2000
                                      --------   --------   ---------   --------   --------   --------   ---------   --------
                                                                          (IN THOUSANDS)
                                                                            (UNAUDITED)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Revenues............................  $    --    $    --     $    --    $     --   $  1,093   $  6,511   $ 15,568    $28,598
Manufacturing and product costs.....      223        349         519         770      1,462      4,555      8,830     13,001
                                      -------    -------     -------    --------   --------   --------   --------    -------
Gross profit (loss).................     (223)      (349)       (519)       (770)      (369)     1,956      6,738     15,597

Operating expenses:
  Research and development..........    2,684      2,387       2,434       3,275      4,844      6,355      7,032      8,199
  Sales and marketing...............      438        834       1,475       2,859      3,358      4,381      5,833      7,997
  General and administrative........      301        375         438         609        713      1,277      1,763      1,724
  Stock-based compensation..........      517        564       1,090       2,233      6,979      6,386      6,982      6,382
                                      -------    -------     -------    --------   --------   --------   --------    -------
Total operating expenses............    3,940      4,160       5,437       8,976     15,894     18,399     21,610     24,302
                                      -------    -------     -------    --------   --------   --------   --------    -------
Loss from operations................   (4,163)    (4,509)     (5,956)     (9,746)   (16,263)   (16,443)   (14,872)    (8,705)
Interest income (expense), net......      120         92          71         204        228      1,089      2,495      2,433
                                      -------    -------     -------    --------   --------   --------   --------    -------
Net loss............................   (4,043)    (4,417)     (5,885)     (9,542)   (16,035)   (15,354)   (12,377)    (6,272)
Beneficial conversion feature of
  Series C preferred stock..........       --         --          --      (2,500)        --         --         --         --
                                      -------    -------     -------    --------   --------   --------   --------    -------
Net loss applicable to common
  stockholders......................  $(4,043)   $(4,417)    $(5,885)   $(12,042)  $(16,035)  $(15,354)  $(12,377)   $(6,272)
                                      =======    =======     =======    ========   ========   ========   ========    =======

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
       3.1**            Fourth Amended and Restated Certificate of Incorporation of
                        the Registrant.

       3.2**            Amended and Restated By-Laws of the Registrant.

       4.1** Form of Stock Certificate representing shares of the Registrant's Common Stock.

       9.1***           Voting Agreement, dated as of November 2, 2000, among the
                        Registrant, the Stockholder parties thereto and telecom technologies, inc.

      10.1*             Registration Rights Agreement, dated as of November 2, 2000, by and among the Registrant and the Stockholder parties
                        thereto.

      10.2*             2000 Retention Plan of the Registrant.

      10.3*             telecom technologies, inc. 1998 Amended Equity Incentive
                        Plan.

      10.4**            Amended and Restated 1997 Stock Incentive Plan of the
                        Registrant.

      10.5**            2000 Employee Stock Purchase Plan of the Registrant.

      10.6**            Lease, dated January 21, 1999, as amended, between the
                        Registrant and Glenborough Fund V, Limited Partnership with respect to property located at 5 Carlisle Road, Westford,
                        Massachusetts.

      10.7* Sub-lease, dated October 20, 2000, between the Registrant and Unisphere Networks, Inc. with respect to property located at 5 Carlisle Road, Westford, Massachusetts.

      10.8* Sub-Lease, dated October 20, 2000, between the Registrant and Unisphere Networks, Inc. with respect to property located at 235 Littleton Road, Westford, Massachusetts.

      10.9*             Lease, dated September 30, 2000, between the Registrant and
                        BCIA New England Holdings LLC with respect to property
                        located at 25 Porter Road, Littleton, Massachusetts.

      10.10**           Series C Preferred Stock Purchase Agreement, dated as of
                        September 10, 1999, by and among the Registrant and the "Purchaser" parties thereto.

      10.11**           Series D Preferred Stock Purchase Agreement, dated as of
                        March 9, 2000, by and among the Registrant and the "Purchaser" parties thereto.

      10.12**           Third Amended and Restated Investor Rights Agreement, dated as of March 9, 2000, by and among the Registrant and the
                        "Purchaser" parties thereto.

      10.13**           Third Amended and Restated Right of First Refusal and
                        Co-Sale Agreement, dated as of March 9, 2000, among the Registrant and the persons and entities listed on the signature pages thereto.

      10.14** Modification Agreement, dated as of November 29, 1999, by and between the Registrant and Silicon Valley Bank.

      10.15**           Agreement of Sublease, dated April 14, 2000, between the
                        Registrant and Unisphere Solutions, Inc. with respect to property located at 25 Porter Road, Littleton,
                        Massachusetts.

      10.16**           Promissory Note, dated November 4, 1998, of Hassan M. Ahmed to the Registrant and associated Pledge Agreement.

      10.17**           Promissory Note, dated September 1, 1999, of Stephen J. Nill to the Registrant and associated Pledge Agreement.

      10.18***          Agreement and Plan of Merger and Reorganization, dated as of
                        November 2, 2000, by and among the Registrant, Storm Merger
                        Sub, Inc. and telecom technologies, inc.

      10.19             Employment Agreement, dated November 2, 2000, among telecom technologies, inc., Anousheh Ansari and the Registrant.

      10.20 Office Lease Agreement, dated as of November 14, 2000, between telecom technologies, inc. and TR Lookout
                        Partners, Ltd. with respect to property located at 1301 East Lookout Drive, Suite 3000, Richardson, Texas.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
      10.21             First Amendment to Office Lease Agreement, dated as of
                        January 8, 2001, between telecom technologies, inc. and
                        TR Lookout Partners, Ltd. with respect to property located at 1300 East Lookout Drive, Suite 3000, Richardson, Texas.

      21.1              Subsidiaries of the Registrant.

------------------------

* Incorporated by reference to the Registrant's Registration Statement on Form S-4 (file No. 333-52682).

** Incorporated by reference to the Registrant's Registration Statement on Form S-1 (file No. 333-32206).

*** Incorporated by reference to the Registrant's Current Report on Form 8-K, filed November 17, 2000.