Form 10-Q
period 2001-03-31
SONUS NETWORKS INC
filed 2001-05-15
CIK 1105472

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                        COMMISSION FILE NUMBER 000-30229

                            ------------------------

                              SONUS NETWORKS, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                      04-3387074
    (State or other jurisdiction of             (I.R.S. Employer Identification No.)
    incorporation or organization)

      5 CARLISLE ROAD, WESTFORD,                                01886
             MASSACHUSETTS                              (including Zip Code)
    (Address of principal executive
               offices)

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

    As of May 3, 2001 there were 202,687,265 shares of Common Stock, $0.001 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SONUS NETWORKS, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                 --------
PART I--FINANCIAL INFORMATION

                        Item 1:    Financial Statements

                                   Condensed Consolidated Balance Sheets as of March 31, 2001
                                     (unaudited) and December 31, 2000.........................      1

                                   Condensed Consolidated Statements of Operations for the
                                     Three Months Ended March 31, 2001 and 2000 (unaudited)....      2

                                   Condensed Consolidated Statement of Stockholders' Equity for
                                     the Three Months Ended March 31, 2001 (unaudited).........      3

                                   Condensed Consolidated Statements of Cash Flows for the
                                     Three Months Ended March 31, 2001 and 2000 (unaudited)....      4

                                   Notes to Condensed Consolidated Financial Statements
                                     (unaudited)...............................................      5

                        Item 2:    Management's Discussion and Analysis of Financial Condition
                                     and Results of Operations.................................     12

                                   Cautionary Statements.......................................     16

                        Item 3:    Quantitative and Qualitative Disclosures About Market
                                     Risk......................................................     24

PART II--OTHER INFORMATION

                        Item 6:    Exhibits and Reports on Form 8-K............................     24

                                   Signature...................................................     25

PART I--FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                              SONUS NETWORKS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 42,770       $ 87,108
  Marketable securities.....................................     82,101         54,957
  Accounts receivable, net..................................     10,025         14,100
  Inventories...............................................     22,499         20,668
  Other current assets......................................      5,953          2,893
                                                               --------       --------
    Total current assets....................................    163,348        179,726
  Property and equipment, net...............................     24,841         14,273
  Goodwill and purchased intangibles, net...................    430,011             --
  Other assets, net.........................................      1,258            836
                                                               --------       --------
                                                               $619,458       $194,835
                                                               ========       ========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term obligations..................   $  1,335       $     --
  Accounts payable..........................................     16,192         13,439
  Accrued expenses..........................................     20,221         16,239
  Deferred revenue..........................................     16,919         14,451
                                                               --------       --------
    Total current liabilities...............................     54,667         44,129

LONG-TERM OBLIGATIONS, less current portion.................        389             --
COMMITMENTS.................................................         --             --
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 5,000,000 shares
    authorized;
    none issued and outstanding.............................         --             --
  Common stock, $0.001 par value, 300,000,000 shares
    authorized; 203,211,298 and 184,244,474 shares issued
    and 202,438,798 and 183,471,974, outstanding at
    March 31, 2001 and December 31, 2000, respectively......        203            184
  Capital in excess of par value............................    844,713        266,488
  Accumulated deficit.......................................   (166,445)       (83,966)
  Stock subscriptions receivable............................         --           (238)
  Deferred compensation.....................................   (114,004)       (31,697)
  Treasury stock, at cost:
    772,500 common shares...................................        (65)           (65)
                                                               --------       --------
    Total stockholders' equity..............................    564,402        150,706
                                                               --------       --------
                                                               $619,458       $194,835
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

                              SONUS NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
REVENUES....................................................  $ 41,499   $  1,093
Cost of revenues (1)........................................    18,011      1,462
                                                              --------   --------
GROSS PROFIT (LOSS).........................................    23,488       (369)

OPERATING EXPENSES:
  Research and development (1)..............................    13,919      4,844
  Sales and marketing (1)...................................     8,488      3,358
  General and administrative (1)............................     2,663        713
  Stock-based compensation..................................    15,423      6,979
  Amortization of goodwill and purchased intangibles........    27,207         --
  In-process research and development.......................    40,000         --
                                                              --------   --------
    Total operating expenses................................   107,700     15,894
                                                              --------   --------
LOSS FROM OPERATIONS........................................   (84,212)   (16,263)
Interest expense............................................      (168)      (116)
Interest income.............................................     1,901        344
                                                              --------   --------
Net loss....................................................  $(82,479)  $(16,035)
                                                              ========   ========

NET LOSS PER SHARE (NOTE 1(G)):
  Basic and diluted.........................................  $  (0.51)  $  (0.69)
                                                              ========   ========
  Pro forma basic and diluted...............................             $  (0.14)
                                                                         ========
SHARES USED IN COMPUTING NET LOSS PER SHARE (NOTE 1(G)):
  Basic and diluted.........................................   162,091     23,229
                                                              ========   ========
  Pro forma basic and diluted...............................              116,765
                                                                         ========

------------------------

(1) Excludes non-cash, stock-based compensation expense as follows:

        Cost of revenues....................................  $    317   $     73
        Research and development............................     8,576      3,647
        Sales and marketing.................................     4,174      2,739
        General and administrative..........................     2,356        520
                                                              --------   --------
                                                              $ 15,423   $  6,979
                                                              ========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SONUS NETWORKS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                               COMMON STOCK         CAPITAL IN                     STOCK
                                          -----------------------   EXCESS OF    ACCUMULATED   SUBSCRIPTIONS     DEFERRED
                                            SHARES      PAR VALUE   PAR VALUE      DEFICIT      RECEIVABLE     COMPENSATION
                                          -----------   ---------   ----------   -----------   -------------   ------------
Balance, January 1, 2001................  184,244,474     $184       $266,488     $ (83,966)       $(238)        $ (31,697)
  Issuance of common stock in connection
    with the employee stock purchase
    program.............................      512,806        1          3,387            --           --                --
  Issuance of common stock in connection
    with acquisition (Note 2)...........   15,000,000       15        476,498            --           --                --
  Issuance of restricted stock awards in
    connection with acquisition
    (Note 2)............................    3,000,000        3         75,127            --           --           (75,130)
  Deferred compensation related to
    unvested stock options assumed in
    connection with acquisition
    (Note 2)............................           --       --         22,600            --           --           (22,600)
  Exercise of stock options.............      454,018       --            613            --           --                --
  Amortization of deferred
    compensation........................           --       --             --            --           --            15,423
  Payment on subscriptions receivable...           --       --             --            --          238                --
  Net loss..............................           --       --             --       (82,479)          --                --
                                          -----------     ----       --------     ---------        -----         ---------
Balance, March 31, 2001.................  203,211,298     $203       $844,713     $(166,445)       $  --         $(114,004)
                                          ===========     ====       ========     =========        =====         =========

                                            TREASURY STOCK          TOTAL
                                          -------------------   STOCKHOLDERS'
                                           SHARES      COST        EQUITY
                                          --------   --------   -------------
Balance, January 1, 2001................  772,500      $(65)      $150,706
  Issuance of common stock in connection
    with the employee stock purchase
    program.............................       --        --          3,388
  Issuance of common stock in connection
    with acquisition (Note 2)...........       --        --        476,513
  Issuance of restricted stock awards in
    connection with acquisition
    (Note 2)............................       --        --             --
  Deferred compensation related to
    unvested stock options assumed in
    connection with acquisition
    (Note 2)............................       --        --             --
  Exercise of stock options.............                               613
  Amortization of deferred
    compensation........................       --        --         15,423
  Payment on subscriptions receivable...       --        --            238
  Net loss..............................       --        --        (82,479)
                                          -------      ----       --------
Balance, March 31, 2001.................  772,500      ($65)      $564,402
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

                              SONUS NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (82,479)  $(16,035)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................      3,019        759
    Amortization of goodwill and purchased intangibles......     27,207         --
    In-process research and development.....................     40,000         --
    Amortization of deferred compensation...................     15,423      6,979
    Changes in current assets and liabilities:
      Accounts receivable...................................      6,097         --
      Inventories...........................................     (1,350)    (1,470)
      Other current assets..................................     (1,920)      (269)
      Accounts payable......................................      1,897      2,361
      Accrued expenses......................................       (847)     1,940
      Deferred revenue......................................     (3,211)        14
                                                              ---------   --------
        Net cash provided by (used in) operating
        activities..........................................      3,836     (5,721)
                                                              ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (10,917)    (1,907)
  Maturities of marketable securities.......................      2,165     16,151
  Purchases of marketable securities........................    (29,309)   (17,581)
  Other assets..............................................       (513)      (479)
  Cash used for acquisition, net of cash acquired...........     (5,743)        --
                                                              ---------   --------
        Net cash used in investing activities...............    (44,317)    (3,816)
                                                              ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock........................      3,388      1,609
  Proceeds from exercise of stock options...................        613         11
  Net proceeds from issuance of preferred stock.............         --     24,710
  Payments of stock subscriptions receivable................        238         --
  Proceeds from long-term obligations.......................         --        298
  Payments of long-term obligations.........................        (96)      (288)
  Payment of note payable to bank...........................     (8,000)        --
  Repurchase of common stock................................         --        (20)
                                                              ---------   --------
        Net cash provided by (used in) financing
        activities..........................................     (3,857)    26,320
                                                              ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (44,338)    16,783
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     87,108      8,885
                                                              ---------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  42,770   $ 25,668
                                                              =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..................  $     168   $    111
                                                              =========   ========
  ACQUISITION OF TELECOM TECHNOLOGIES, INC:
  Tangible assets...........................................  $   6,312         --
  Liabilities assumed.......................................    (21,184)        --
  Goodwill and purchased intangibles........................    497,218         --
  Issuance of common stock in connection with the
    acquisition.............................................   (476,513)        --
  Cash acquired.............................................        (90)        --
                                                              ---------   --------
  Cash used for acquisition, net of cash acquired...........  $   5,743         --
                                                              =========   ========

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by Sonus Networks, Inc. (the "Company" or "Sonus") and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair statement of the results for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), and omit or condense certain information and footnote disclosure pursuant to existing SEC rules and regulations. Results for the interim periods are not necessarily indicative of results to be expected for the entire fiscal year. These statements should be read in conjunction with the financial statements and related footnotes included in the Company's annual report on Form 10-K filed with the SEC on March 28, 2001.

    The condensed consolidated financial statements include the accounts of Sonus and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

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

    For the three months ended March 31, 2001, four customers each contributed more than 10% of revenues. As of March 31, 2001, two customers each contributed more than 10% of the Company's accounts receivable balance. Certain components and software licenses from third-parties used in Sonus' products are procured from a single source. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus' delivery of products and thereby adversely affect Sonus' revenues and operating results.

(D)  REVENUE RECOGNITION

    Sonus recognizes revenue from product sales to end users, resellers and distributors upon shipment, provided there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of the related receivable is probable. If uncertainties exist, Sonus recognizes revenue when those uncertainties are resolved. In

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) multiple element arrangements, in accordance with Statement of Position 97-2 and 98-9, Sonus uses the residual method when vendor specific evidence does not exist for one of the delivered elements in the arrangement. Service revenues are recognized as the services are provided. Maintenance revenues are recognized ratably over the term of the contract. Amounts collected prior to satisfying the revenue recognition criteria are reflected as deferred revenue. Warranty costs are estimated and recorded by Sonus at the time of product revenue recognition.

    In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. This bulletin established guidelines for revenue recognition. Sonus' revenue recognition policy complies with this pronouncement.

(E)  STOCK-BASED COMPENSATION

    Sonus uses the intrinsic value-based method of Accounting Principles Board
(APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, to account for all of its employee stock-based compensation plans and uses the fair value method to account for all non-employee stock-based compensation.

(F)  COMPREHENSIVE LOSS

    Sonus applies Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME. The comprehensive loss for the period for the three months ended March 31, 2001 and 2000 does not differ from the reported loss.

(G)  NET LOSS PER SHARE

    Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of unrestricted common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of unrestricted common stock and potential common stock outstanding during the period, if dilutive. Potential common stock consists of restricted shares of common stock, common shares issuable upon the exercise of stock options, and shares of common stock issued in connection with our acquisition of telecom technologies, inc. (TTI) which are subject to the achievement of milestones and employee retention (Note 2). For both basic and diluted net loss per share, shares of common stock issuable upon the conversion of Sonus' redeemable convertible preferred stock have been excluded from the date of issuance until conversion into common stock.

    Pro forma basic and diluted net loss per share for the three months ended March 31, 2000 is computed using the weighted average number of unrestricted common shares outstanding, including the pro forma effects of the automatic conversion of Sonus' Series A, B, C and D redeemable convertible preferred stock into shares of Sonus' common stock which occurred upon the closing of Sonus' initial public offering, as if such conversion occurred at the date of original issuance. There were no dilutive shares of potential common stock for these periods as the Company incurred a net loss in each period.

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following table sets forth the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Net loss....................................................  $(82,479)   $(16,035)
                                                              ========    ========

HISTORICAL--
  Weighted average common shares outstanding................   192,757      66,929
  Less weighted average restricted common shares
    outstanding.............................................   (30,666)    (43,700)
                                                              --------    --------
  Shares used in computing basic and diluted net loss per
    share...................................................   162,091      23,229
                                                              ========    ========
  Basic and diluted net loss per share......................  $  (0.51)   $  (0.69)
                                                              ========    ========

PRO FORMA--
  Shares used in computing historical basic and diluted net
    loss per share..........................................                23,229
  Weighted average number of shares assumed upon conversion
    of redeemable convertible preferred stock...............                93,536
                                                                          --------
  Shares used in computing pro forma basic and diluted net
    loss per share..........................................               116,765
                                                                          ========
  Pro forma basic and diluted net loss per share............              $  (0.14)
                                                                          ========

    Excluded from the computation of diluted net loss per share in the above table are options to purchase 17,766,738 and 9,381,096 shares of common stock for the quarters ended March 31, 2001 and 2000, respectively, as their effects would have been anti-dilutive. Had Sonus recorded net income for the quarter ended March 31, 2001 and used the treasury stock method in accordance with SFAS No. 128, EARNINGS PER SHARE, approximately 206,000,000 weighted average shares of common stock would have been used in the computation of diluted earnings per share.

NOTE 2.  ACQUISITION OF TELECOM TECHNOLOGIES, INC.

    On January 18, 2001, Sonus acquired privately-held telecom technologies, inc. (TTI). Upon the closing of this acquisition, an aggregate of 10,800,000 shares of Sonus common stock (Merger Shares) were exchanged for all outstanding shares of TTI common stock. Of the 10,800,000 shares issued to the TTI stockholders, 1,200,000 shares were placed into escrow as security for TTI's indemnity obligations under the merger agreement and will be released to TTI stockholders upon expiration of those indemnity obligations, expected to be on the first anniversary of the closing date. In addition to the Merger Shares, the TTI stockholders will have the right to receive up to an aggregate of 4,200,000 additional shares of Sonus common stock which have been issued and placed in escrow in the event that TTI achieves certain specified business expansion and product development milestones from time to time prior to December 31, 2002.

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

NOTE 2.  ACQUISITION OF TELECOM TECHNOLOGIES, INC. (CONTINUED)
    Sonus has also issued contingent awards of 3,000,000 shares of common stock under the 2000 Retention Plan (the Plan) to certain employees of TTI who became employees of Sonus as a result of the acquisition. These awards will vest in equal installments on each of October 31, 2002, November 30, 2002, January 31, 2003 and February 28, 2003, if (i) the recipients do not voluntarily terminate employment with TTI or Sonus prior to such vesting dates and (ii) the business expansion and product development escrow release conditions are satisfied in whole or in part. The portion of the total number of shares of Sonus common stock awarded to each employee that will be deemed vested on each vesting date will not exceed the proportion of all of the shares escrowed in the acquisition subject to the satisfaction of the business expansion and product development escrow release conditions that have been released prior to such vesting date. Generally, any awards forfeited by employees who terminate employment with TTI, other than a termination by Sonus or TTI without cause, prior to the date on which they would otherwise vest, may be reallocated to remaining TTI employees, awarded to replacement hires or returned to Sonus as provided by the terms of the Plan. As of March 31, 2001, the value of the 3,000,000 shares awarded under the Plan is $75,130,000. This amount is being expensed during the approximate two-year vesting period and is adjusted for changes in the fair value of Sonus common stock on the date the related milestone release conditions are earned for accounting purposes.

    The acquisition was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16, BUSINESS COMBINATIONS. Accordingly, the total purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The purchase price has been determined by using the average market value of Sonus common stock for the period from two days before to two days after the announcement of the TTI acquisition ($41.61 per share) to value the 10,800,000 Sonus common shares issued to the TTI stockholders at the closing date and adding the fair value of liabilities assumed and expenses of the acquisition. Additionally, the purchase price is increased as escrowed shares subject to milestone conditions are earned for accounting purposes. As of March 31, 2001, the purchase price has been computed as follows, in thousands:

Fair market value of shares issued..........................  $498,619
Liabilities assumed.........................................    21,184
Acquisition expenses........................................     6,327
                                                              --------
                                                              $526,130
                                                              ========

    In accordance with APB Opinion No. 16 and with the assistance of valuation experts, the purchase price was allocated to the tangible and intangible assets acquired based upon their fair values. Based upon these appraisals, the purchase price allocation is as follows, in thousands:

Tangible assets.............................................  $  6,312
Intangible assets:
  Workforce, developed technology and customer list.........    32,300
  In-process research and development.......................    40,000
  Deferred compensation related to unvested options.........    22,600
  Goodwill..................................................   424,918
                                                              --------
                                                              $526,130
                                                              ========

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

NOTE 2.  ACQUISITION OF TELECOM TECHNOLOGIES, INC. (CONTINUED)
    To the extent that any of the escrowed shares are earned for accounting purposes, the purchase price and goodwill will be adjusted by the value of such shares on the date the relevant escrow release condition is satisfied.

    Sonus engaged third-party appraisers to conduct a valuation of the tangible and intangible assets and to assist in the determination of useful lives for such assets. Based on the results of the appraisal, $40,000,000 was allocated to in-process research and development, which was expensed in the first quarter of fiscal 2001. The amounts allocated to developed technology, customer list, assembled workforce and goodwill are being amortized over their estimated useful lives of three years. During the first quarter of fiscal 2001, amortization of goodwill and purchased intangibles of approximately $27,207,000 was recorded. Deferred compensation was computed based on the intrinsic value of the unvested TTI options assumed by Sonus and will be expensed over the remaining vesting period of up to four years.

    The valuation of in-process research and development was determined using the income method. Revenue and expense projections for the in-process development project were prepared by the management of Sonus through 2008 and the present value was computed using a discount rate of 22.5%. The in-process project is not expected to reach technological feasibility until the end of 2001, at an estimated cost to complete of approximately $5,000,000. In the event that the project is not completed and technological feasibility is not achieved, there is no alternative future use for the in-process technology. The assumptions used for the valuation of in-process research and development are the responsibility of management.

PRO FORMA INFORMATION

    The following unaudited pro forma information presents a summary of the consolidated results of operations of Sonus and TTI as if the acquisition had occurred on January 1, 2000. The pro forma adjustments give effect to the amortization of goodwill and purchased intangibles and stock-based compensation expense but excludes the one-time write-off of in-process research and development.

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------------------
                                                            2001        2000
                                                          ---------   ---------
                                                          (IN THOUSANDS, EXCEPT
                                                             PER SHARE DATA)
Revenues................................................  $ 41,833    $ 11,003
Net loss................................................   (53,603)    (66,144)
Basic and diluted net loss per share....................     (0.32)      (1.94)
Pro forma basic and diluted net loss per share..........                 (0.52)

    The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

NOTE 3.  INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out basis) or market and consist of the following, in thousands:

                                                        MARCH 31,   DECEMBER 31,
                                                          2001          2000
                                                        ---------   ------------
Raw materials.........................................   $ 2,092       $ 3,082
Work in progress......................................     4,392         3,021
Finished goods........................................    16,015        14,565
                                                         -------       -------
                                                         $22,499       $20,668
                                                         =======       =======

NOTE 4.  STOCKHOLDERS' EQUITY

(A)  STOCK SPLIT

    On October 6, 2000, the Company effected a three-for-one stock split in the form of a stock dividend. All shares of common stock, common stock options and per share amounts in the accompanying financial statements and footnotes have been retroactively adjusted to reflect the stock split.

(B)  INITIAL PUBLIC OFFERING

    On May 31, 2000, the Company completed its initial public offering of 17,250,000 shares of common stock, which includes the exercise of the underwriters' over-allotment option of 2,250,000 shares, at $7.67 per share. The proceeds from the initial public offering were $121,600,000, after deducting the underwriters' discounts and commissions and estimated offering expenses paid by us of $10,600,000.

(C)  STOCK-BASED COMPENSATION

    Stock-based compensation expenses include the amortization of deferred employee compensation and other equity related expenses for non-employees.

    In connection with certain employee stock option grants and the issuance of employee restricted common stock during the years ended December 31, 1999 and 2000, Sonus recorded deferred compensation representing the aggregate difference between the exercise price or purchase price and the fair value of the common stock on the date of grant or sale for accounting purposes. The deferred compensation is recognized as an expense over the vesting period of the underlying stock options and restricted common stock.

    Upon the closing of our acquisition of TTI, Sonus recorded deferred stock-based compensation of $22,600,000 related to the intrinsic value of unvested TTI stock options assumed by Sonus. This deferred compensation will be recognized as an expense over the remaining vesting period of the underlying stock options of up to four years. Additionally, Sonus recorded $75,130,000 of deferred stock-based compensation on 3,000,000 restricted shares of common stock awarded to TTI employees under the Plan. This deferred compensation will be expensed over the approximate two-year vesting period of the retention shares and will be adjusted for changes in the fair value of Sonus common

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

NOTE 4.  STOCKHOLDERS' EQUITY (CONTINUED)
stock on the date the related milestone release conditions are earned for accounting purposes. (See Note 2).

    Sonus has valued the stock options and the issuances of restricted common stock to non-employees based upon the fair market value of the services rendered where Sonus believes the value of these services is more readily determinable than the value of the options or restricted stock. All other grants of options and issuances of restricted stock to non-employees are valued based upon the Black-Scholes option pricing model. As of March 31, 2001, Sonus has 135,000 stock options and 120,000 shares of restricted common stock outstanding to non-employees. In accordance with Emerging Issues Task Force 96-18, Sonus will record the value at the time the services are provided. Total stock-based compensation expense was $15,423,000 and $6,979,000 for the three months ended March 31, 2001 and 2000, respectively.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are subject to a number of risks and uncertainties. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about ourselves and our industry. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the factors set forth in "Cautionary Statements" beginning on page 16 of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the condensed consolidated unaudited financial statements and related notes for the periods specified. Further reference should be made to the Company's Annual Report on Form 10-K.

OVERVIEW

    We are a leading provider of voice infrastructure products for the new public network. We offer a new generation of carrier-class switching equipment and software that enable voice services to be delivered over packet-based networks.

    Since our inception, we have incurred significant losses and, as of March 31, 2001 had an accumulated deficit of $166.4 million. We have not achieved profitability on a quarterly or an annual basis, and anticipate that we will continue to incur net losses. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues. We expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

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

    We recognize revenue from product sales to end users, resellers and distributors upon shipment, provided there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of the related receivable is probable. If uncertainties exist, we recognize revenue when those uncertainties are resolved. Service revenue is recognized as the services are performed. Maintenance revenues are recognized ratably over the term of the contract. Amounts collected prior to satisfying our revenue recognition criteria are reflected as deferred revenue. We estimate and record warranty costs at the time of product revenue recognition. For the three months ended March 31, 2001, we recognized
$41.5 million in revenue. As of March 31, 2001, we had a total of $16.9 million in deferred revenue. See note 1(d) to our unaudited condensed consolidated financial statements.

ACQUISITION OF TELECOM TECHNOLOGIES, INC.

    On January 18, 2001, we acquired TTI. Upon the closing of this acquisition, we issued an aggregate of 10,800,000 shares of common stock in exchange for all outstanding capital stock of TTI. Of the 10,800,000 shares issued to the TTI shareholders, 1,200,000 shares were placed into escrow as security for indemnity obligations under the merger agreement, and will be released to TTI shareholders upon expiration of those indemnity obligations, expected to be on the first anniversary of the closing date. In addition, TTI shareholders have the right to receive an aggregate of 4,200,000 additional shares of common stock which have been placed in escrow in the event that TTI achieves certain specified business expansion and product development milestones from time to time prior to December 31, 2002. In connection with our acquisition of TTI, we adopted our 2000 Retention Plan and issued 3,000,000 shares of common stock under this plan to certain employees of TTI who became employees of Sonus, which are subject to continued employment and the attainment of business expansion and product development milestones.

    We have accounted for the acquisition as a purchase for financial reporting purposes. Accordingly, Sonus' financial statements for the quarter ended
March 31, 2001 reflect the results of operations of TTI since the date of acquisition. The purchase price was allocated to TTI's assets and liabilities based on the fair value of the assets acquired and the liabilities assumed. Any excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets acquired has been classified as goodwill. In addition, a portion of the purchase price has been allocated to in-process research and development. Goodwill and other intangibles are being amortized by charges to operations over their estimated useful lives of three years and purchased in-process research and development was charged to operations at the time of closing. The in-process project is not expected to reach technological feasibility until the end of 2001, at an estimated cost to complete of approximately $5,000,000. Sonus has recorded deferred stock-based compensation relating to the issuance of awards under our 2000 Retention Plan. The amount of charges for stock-based compensation, in-process research and development and amortization of goodwill and other intangibles will be significant and will therefore have a material negative impact on the combined company's future operating results. See Note 2 to our condensed consolidated financial statements.

    Over our next several quarters the sources from which TTI has historically derived revenue are expected to decline significantly as we shift TTI's focus to the development and deployment of its INtelligentIP softswitch product line. In addition, as a result of TTI's sale of its network testing software product line, we expect revenues related to these products to decline or cease in 2001. As of March 31, 2001, Sonus recognized its first revenues related to the INtelligentIP softswitch product line.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

    REVENUES. Revenues were $41.5 million for the first quarter of 2001, an increase of $40.4 million, from $1.1 million for the first quarter of 2000. The increase in revenues was the result of a significant increase in the sale of voice infrastructure products including initial revenues associated with the INtelligentIP softswitch product line acquired from TTI. For the first quarter of 2001, four customers each contributed more than 10% of our revenues.

    COST OF REVENUES. Costs of revenues consist primarily of amounts paid to contract manufacturers, manufacturing and service personnel and related costs. Cost of revenues were $18.0 million, or 43.4% of revenues, for the first three months of 2001, an increase of $16.5 million from $1.5 million in the first quarter of 2000. The increase is primarily the result of an increase in product manufacturing and personnel costs associated with revenues recorded in fiscal 2001. We expect cost of revenues to decrease modestly as a percentage of revenues based on product mix changes and improved efficiencies as our revenue increases.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, recruiting expenses and prototype costs related to the design, development, testing and enhancement of our products. We expense our research and development costs as incurred. Research and development expenses were $13.9 million in the first three months of 2001, an increase of $9.1 million from $4.8 million in the first quarter of 2000. The increase reflects costs primarily associated with a significant increase in personnel and personnel-related expenses including our acquisition of TTI, and, to a lesser extent, prototype and software expenses for the development of our products. We believe that the rapid technological innovation is critical to our long-term success and we intend to continuously enhance our products and technologies to meet the evolving requirements of our customers and markets.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries and related personnel expenses, commissions, travel and entertainment expenses, promotions, customer evaluations and other marketing expenses. Sales and marketing expenses were $8.5 million in the first quarter of 2001, an increase of $5.1 million from $3.4 million in the first quarter of 2000. The increase reflects costs primarily associated with the hiring of additional U.S. and international sales and marketing personnel including our acquisition of TTI, commissions and the opening of international sales offices and, to a lesser extent, travel-related expenses, marketing program costs and trade shows. We intend to continue to expand our domestic and international sales force and marketing efforts, and as a result, expect that the dollar amounts of sales and marketing expenses will increase in future periods.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, recruiting expenses and professional fees. General and administrative expenses were $2.7 million in the first quarter of 2001, an increase of $2.0 million from $0.7 million in the first quarter of 2000. The increase reflects the hiring of additional general and administrative personnel including our acquisition of TTI, and, to a lesser extent, costs associated with being a public company. We expect that the dollar amounts of general and administrative expenses will increase in future periods as a result of expansion of business activity and the costs associated with being a publicly-traded company.

    STOCK-BASED COMPENSATION EXPENSES. Stock-based compensation expenses include the amortization of stock compensation charges resulting from the granting of stock options, including those TTI stock options assumed by Sonus, stock awards to TTI employees under the 2000 Retention Plan, and the sales of restricted common stock to employees and compensation expense associated with the grant of stock options and issuance of restricted stock to non-employees. See Note 4(c) to our unaudited condensed consolidated financial statements. Deferred compensation related to the granting of stock options and sales of restricted common stock to employees, including those TTI stock options assumed by Sonus, are being amortized over the vesting periods of four to five years. The deferred compensation associated with the 2000 Retention Plan awarded to TTI employees will be expensed over the approximate two-year vesting period of the retention shares. These amounts will be adjusted for changes in the fair value of Sonus common stock on the date the related milestone release conditions are earned for accounting purposes. The compensation expense associated with non-employees is recorded at the time services are provided.

    Stock-based compensation expenses were $15.4 million in the first quarter of 2001, an increase of $8.4 million from $7.0 million in the first quarter of 2000. This increase is primarily due to the amortization of deferred stock-based compensation resulting from the TTI unvested stock options assumed by Sonus and retention stock awards issued to TTI employees. Based on the grant of stock options, sale of restricted common stock and grant of awards of restricted common stock through March 31, 2001, we expect stock-based compensation expense to impact our results through fiscal 2005.

    GOODWILL, PURCHASED INTANGIBLES AND IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES. In January 2001, Sonus acquired certain intellectual property, in-process research and development and intangible assets in connection of our acquisition of TTI, which resulted in the recording of $457.2 million of goodwill and other intangibles. The goodwill and purchased intangibles are being amortized over a three-year period. Results of operations for the quarter ended March 31, 2001, includes $27.2 million in amortization of goodwill and purchased intangibles and a $40.0 million write-off of purchased in-process research and development.

    INTEREST INCOME (EXPENSE), NET. Interest income, net of interest expense increased $1.5 million to $1.7 million for the first three months of 2001, compared to $0.2 million for the same period in fiscal 2000. This increase reflects higher invested balances as a result of our May 2000 initial public offering and private financings, partially offset by interest expense from incurred borrowings through March 2001.

    INCOME TAXES. No provision for income taxes has been recorded for the three months ended March 31, 2001 and 2000, due to accumulated net losses. We did not record any tax benefits relating to these losses or other tax benefits due to the uncertainty surrounding the realization of these future tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to our initial public offering, we financed our operations primarily through private sales of redeemable convertible preferred stock totaling
$70.7 million in net proceeds. Upon the closing of our initial public offering on May 31, 2000, the Company received cash proceeds, net of underwriters' discount and offering expenses, totaling $121.6 million, and all of our redeemable convertible preferred stock converted into 96,957,222 shares of common stock. At March 31, 2001, cash and cash equivalents and marketable securities totaled $124.9 million.

    Net cash provided by operating activities was $3.8 million for the three months ended March 31, 2001, as compared to cash used in operating activities of $5.7 million for the three months ended March 31, 2000. The cash provided by operating activities in the first quarter of 2001 reflects higher non-cash charges for stock-based compensation, amortization of goodwill and purchased intangibles, in-process research and development and depreciation, and decreases in accounts receivable offset by the net loss.

    Net cash used in investing activities was $44.3 million for the three months ended March 31, 2001, as compared to $3.8 million for the three months ended March 31, 2001. Net cash used in investing activities reflects net purchases of marketable securities of $27.1 million, purchases of property and equipment, primarily computers and test equipment for our development and manufacturing activities of $10.9 million and merger expenses associated with our acquisition of TTI of $5.7 million for the quarter ended March 31, 2001. The timing and amount of future capital expenditures will depend primarily on our future growth.

    Net cash used in financing activities was $3.9 million for the three months ended March 31, 2001, as compared to cash provided by financing activities of $26.3 million for the three months ended March 31, 2000. The net cash used in the first quarter of 2001 was due to the repayment of $8.0 million in a bank note payable assumed as part of the acquisition of TTI, offset in part by the sale of common stock. The net cash provided in the first quarter of 2000 is primarily the result of the sale of Series D redeemable convertible preferred stock in March of 2000.

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

    To date, we have shipped our products to a limited number of customers and only during the first quarter of fiscal 2000 did we begin to recognize revenues. We expect that in the foreseeable future, substantially all of our revenues will depend on sales of our products to a limited number of customers. For example, for the quarter ended March 31, 2001, four customers each contributed more than 10% of our revenues. The customers to whom we have shipped products are currently using our products in laboratory testing or internal trials or have deployed our products in their commercial networks. Our customers may not, or may not continue to, deploy our products in their commercial networks on a timely basis, or at all, and any delay or failure by our customers to introduce commercial services based on our products, or a downturn in their business, would seriously harm our ability to sell products and generate revenues.

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

    - our customers inability to raise capital to finance their business plans;

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

WE MAY NOT BECOME PROFITABLE.

    We have incurred significant losses since inception and expect to continue to incur losses in the future. As of March 31, 2001, we had an accumulated deficit of $166.4 million and had only recognized cumulative revenues since inception of $93.3 million through March 31, 2001. We have not achieved profitability on a quarterly or annual basis. As a result of our acquisition of TTI, we expect to incur significant expenses for stock-based compensation and amortization of goodwill and purchased intangibles, which will make achieving profitability more difficult in the near to mid-term.

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

IF WE FAIL TO COMPETE SUCCESSFULLY, OUR ABILITY TO INCREASE OUR REVENUES OR ACHIEVE PROFITABILITY WILL BE IMPAIRED.

    Competition in the telecommunications market is intense. This market has historically been dominated by large companies, such as Lucent Technologies and Nortel Networks, both of whom are our direct competitors. We also face competition from other large telecommunications and networking companies, including Cisco Systems, that have entered our market by acquiring companies that design competing products. In addition, a number of smaller and mostly private companies, including Convergent Networks, Unisphere Networks and others, have announced plans for new products that address similar market opportunities that we address. Because this market is rapidly evolving, additional competitors with significant financial resources may enter these markets and further intensify competition.

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

ANY INVESTMENTS OR ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND SERIOUSLY HARM OUR FINANCIAL CONDITION.

    Although we have no current agreements to do so, we intend to consider investing in, or acquiring, complementary products, technologies or businesses. In the event of future investments or acquisitions, we could, and in connection with our recent acquisition of TTI, we did:

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

INSIDERS HAVE SUBSTANTIAL CONTROL OVER US AND COULD LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS, INCLUDING A CHANGE OF CONTROL.

    As of February 15, 2001, our executive officers, directors and entities affiliated with them beneficially own, in the aggregate, approximately 24.9% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

PROVISIONS OF OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD PREVENT A CHANGE OF CONTROL.

    Provisions of our amended and restated certificate of incorporation, amended and restated by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II--OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: None

(b) Reports on Form 8-K: The Company filed a Current Report on Form 8-K on February 2, 2001 in connection with our acquisition of telecom technologies, inc.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 14, 2001                         SONUS NETWORKS, INC.

                                               By:      /s/ STEPHEN J. NILL
                                                        ------------------------------------------
                                                        Stephen J. Nill, CHIEF FINANCIAL OFFICER,
                                                        VICE PRESIDENT OF FINANCE AND
                                                        ADMINISTRATION AND TREASURER (AUTHORIZED
                                                        OFFICER AND PRINCIPAL FINANCIAL AND
                                                        ACCOUNTING OFFICER)