Form 10-Q
period 2001-06-30
SONUS NETWORKS INC
filed 2001-08-13
CIK 1105472

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

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                        COMMISSION FILE NUMBER 000-30229

                            ------------------------

                              SONUS NETWORKS, INC.

             (Exact name of registrant as specified in its charter)

                 DELAWARE                                       04-3387074
     (State or other jurisdiction of               (I.R.S. Employer Identification No.)
      incorporation or organization)

 5 CARLISLE ROAD, WESTFORD, MASSACHUSETTS                          01886
 (Address of principal executive offices)                  (including Zip Code)

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

    As of August 1, 2001, there were 203,738,049 shares of Common Stock, $0.001 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SONUS NETWORKS, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 2001
                               TABLE OF CONTENTS

                                                                                     PAGE
                                                                                     ----
PART I--FINANCIAL INFORMATION

        Item 1:      Financial Statements
                     Condensed Consolidated Balance Sheets as of June 30, 2001
                       (unaudited) and December 31, 2000.........................      1
                     Condensed Consolidated Statements of Operations for the
                       Three and Six Months Ended June 30, 2001 and 2000
                       (unaudited)...............................................      2
                     Condensed Consolidated Statement of Stockholders' Equity for
                       the Six Months Ended June 30, 2001 (unaudited)............      3
                     Condensed Consolidated Statements of Cash Flows for the Six
                       Months Ended June 30, 2001 and 2000 (unaudited)...........      4
                     Notes to Condensed Consolidated Financial Statements
                       (unaudited)...............................................      5

                     Management's Discussion and Analysis of Financial Condition
        Item 2:        and Results of
                     Operations..................................................     13

                     Cautionary Statements.......................................     18

                     Quantitative and Qualitative Disclosures About Market
        Item 3:        Risk......................................................     26

PART II--OTHER INFORMATION

        Item 2:      Changes in Securities and Use of Proceeds...................     27

        Item 4:      Submission of Matters to a Vote of Security Holders.........     27

        Item 6:      Exhibits and Reports on Form 8-K............................     28

                     Signature...................................................     28

PART I--FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                              SONUS NETWORKS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2001           2000
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 52,047      $ 87,108
  Marketable securities.....................................      84,046        54,957
  Accounts receivable, net..................................      18,778        14,100
  Inventories...............................................      24,534        20,668
  Other current assets......................................       3,566         2,893
                                                                --------      --------
    Total current assets....................................     182,971       179,726
PROPERTY AND EQUIPMENT, net.................................      27,106        14,273
GOODWILL AND PURCHASED INTANGIBLES, net.....................     419,807            --
OTHER ASSETS, net...........................................       1,113           836
                                                                --------      --------
                                                                $630,997      $194,835
                                                                ========      ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term obligations..................    $  1,249      $     --
  Accounts payable..........................................      14,546        13,439
  Accrued expenses..........................................      28,262        16,239
  Deferred revenue..........................................      18,943        14,451
                                                                --------      --------
    Total current liabilities...............................      63,000        44,129
LONG-TERM OBLIGATIONS, less current portion.................         338            --
CONVERTIBLE SUBORDINATED NOTES..............................      10,000            --
COMMITMENTS.................................................
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 5,000,000 shares
    authorized; none issued and outstanding.................          --            --
  Common stock, $0.001 par value, 600,000,000 shares
    authorized; 203,945,332 and 184,244,474 shares issued
    and 202,954,082 and 183,471,974 shares outstanding at
    June 30, 2001 and December 31, 2000, respectively.......         204           184
  Capital in excess of par value............................     855,591       266,488
  Accumulated deficit.......................................    (217,836)      (83,966)
  Stock subscriptions receivable............................          --          (238)
  Deferred compensation.....................................     (80,223)      (31,697)
  Treasury stock, at cost: 991,250 and 772,500 common shares
    at June 30, 2001 and December 31, 2000, respectively....         (77)          (65)
                                                                --------      --------
    Total stockholders' equity..............................     557,659       150,706
                                                                --------      --------
                                                                $630,997      $194,835
                                                                ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SONUS NETWORKS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           JUNE 30,               JUNE 30,
                                                      -------------------   --------------------
                                                        2001       2000       2001        2000
                                                      --------   --------   ---------   --------
REVENUES............................................  $ 52,551   $  6,511   $  94,050   $  7,604
Cost of revenues (1)................................    22,160      4,555      40,171      6,017
                                                      --------   --------   ---------   --------
GROSS PROFIT........................................    30,391      1,956      53,879      1,587

OPERATING EXPENSES:
  Research and development (1)......................    16,697      6,355      30,616     11,199
  Sales and marketing (1)...........................    10,615      4,381      19,103      7,739
  General and administrative (1)....................     3,279      1,277       5,942      1,990
  Stock-based compensation..........................    13,847      6,386      29,270     13,365
  Amortization of goodwill and purchased
    intangibles.....................................    38,704         --      65,911         --
  In-process research and development...............        --         --      40,000         --
                                                      --------   --------   ---------   --------
    Total operating expenses........................    83,142     18,399     190,842     34,293
                                                      --------   --------   ---------   --------
LOSS FROM OPERATIONS................................   (52,751)   (16,443)   (136,963)   (32,706)
Interest expense....................................      (113)       (93)       (281)      (209)
Interest income.....................................     1,473      1,182       3,374      1,526
                                                      --------   --------   ---------   --------
NET LOSS............................................  $(51,391)  $(15,354)  $(133,870)  $(31,389)
                                                      ========   ========   =========   ========

NET LOSS PER SHARE (NOTE 1(G)):
  Basic and diluted.................................  $  (0.30)  $  (0.24)  $   (0.80)  $  (0.72)
                                                      ========   ========   =========   ========
  Pro forma basic and diluted.......................             $  (0.12)              $  (0.26)
                                                                 ========               ========

SHARES USED IN COMPUTING NET LOSS PER SHARE (NOTE
  1(G)):
  Basic and diluted.................................   171,329     64,278     166,689     43,755
                                                      ========   ========   =========   ========
  Pro forma basic and diluted.......................              129,273                123,018
                                                                 ========               ========

------------------------

(1) Excludes non-cash, stock-based compensation expense as follows:

Cost of revenues....................................  $    305   $    116   $     622   $    189
Research and development............................     7,806      2,520      16,382      6,167
Sales and marketing.................................     3,720      2,927       7,894      5,666
General and administrative..........................     2,016        823       4,372      1,343
                                                      --------   --------   ---------   --------
                                                      $ 13,847   $  6,386   $  29,270   $ 13,365
                                                      ========   ========   =========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SONUS NETWORKS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                   COMMON STOCK         CAPITAL IN                     STOCK
                                              -----------------------   EXCESS OF    ACCUMULATED   SUBSCRIPTIONS     DEFERRED
                                                SHARES      PAR VALUE   PAR VALUE      DEFICIT      RECEIVABLE     COMPENSATION
                                              -----------   ---------   ----------   -----------   -------------   ------------
BALANCE, JANUARY 1, 2001                      184,244,474     $184       $266,488     $ (83,966)       $(238)        $(31,697)
  Issuance of common stock in connection
    with the employee stock purchase
    program.................................      512,806        1          3,387            --           --               --
  Issuance of common stock in connection
    with acquisition (Note 2)...............   15,000,000       15        504,998            --           --               --
  Issuance of restricted stock awards in
    connection with acquisition (Note 2)....    3,000,000        3         55,193            --           --          (55,196)
  Deferred compensation related to unvested
    stock options assumed in connection with
    acquisition (Note 2)....................           --       --         22,600            --           --          (22,600)
  Exercise of stock options.................    1,188,052        1          2,925            --           --               --
  Amortization of deferred compensation.....           --       --             --            --           --           29,270
  Payment on subscriptions receivable.......           --       --             --            --          238               --
  Repurchase of common stock................           --       --             --            --           --               --
  Net loss..................................           --       --             --      (133,870)          --               --
                                              -----------     ----       --------     ---------        -----         --------
BALANCE, JUNE 30, 2001                        203,945,332     $204       $855,591     $(217,836)       $  --         $(80,223)
                                              ===========     ====       ========     =========        =====         ========

                                                TREASURY STOCK          TOTAL
                                              -------------------   STOCKHOLDERS'
                                               SHARES      COST        EQUITY
                                              --------   --------   -------------
BALANCE, JANUARY 1, 2001                      772,500      $(65)       $150,706
  Issuance of common stock in connection
    with the employee stock purchase
    program.................................       --        --           3,388
  Issuance of common stock in connection
    with acquisition (Note 2)...............       --        --         505,013
  Issuance of restricted stock awards in
    connection with acquisition (Note 2)....       --        --              --
  Deferred compensation related to unvested
    stock options assumed in connection with
    acquisition (Note 2)....................       --        --              --
  Exercise of stock options.................       --        --           2,926
  Amortization of deferred compensation.....       --        --          29,270
  Payment on subscriptions receivable.......       --        --             238
  Repurchase of common stock................  218,750       (12)            (12)
  Net loss..................................       --        --        (133,870)
                                              -------      ----        --------
BALANCE, JUNE 30, 2001                        991,250      $(77)       $557,659
                                              =======      ====        ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SONUS NETWORKS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2001        2000
                                                              ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(133,870)  $(31,389)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................      6,684      1,762
    Amortization of goodwill and purchased intangibles......     65,911         --
    In-process research and development.....................     40,000         --
    Amortization of deferred compensation...................     29,270     13,365
    Changes in current assets and liabilities:
      Accounts receivable...................................     (2,656)    (2,444)
      Inventories...........................................     (3,385)    (5,494)
      Other current assets..................................        467       (463)
      Accounts payable......................................        251      4,483
      Accrued expenses......................................      7,194      5,700
      Deferred revenue......................................     (1,187)     4,060
                                                              ---------   --------
        Net cash provided by (used in) operating
        activities..........................................      8,679    (10,420)
                                                              ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (16,760)    (5,159)
  Maturities of marketable securities.......................      9,660     19,548
  Purchases of marketable securities........................    (38,749)   (17,581)
  Other assets..............................................       (455)      (385)
  Cash used for acquisition, net of cash acquired...........     (5,743)        --
                                                              ---------   --------
        Net cash used in investing activities...............    (52,047)    (3,577)
                                                              ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock....................      3,388    128,119
  Proceeds from exercise of stock options...................      2,926         73
  Net proceeds from issuance of redeemable convertible
    preferred stock.........................................         --     24,710
  Payment of stock subscriptions receivable.................        238         --
  Proceeds from long-term obligations.......................         --        405
  Payments of long-term obligations.........................       (233)    (5,143)
  Payment of note payable to bank...........................     (8,000)        --
  Proceeds from issuance of convertible subordinated
    notes...................................................     10,000         --
  Repurchase of common stock................................        (12)       (65)
                                                              ---------   --------
        Net cash provided by financing activities...........      8,307    148,099
                                                              ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (35,061)   134,102
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     87,108      8,885
                                                              ---------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  52,047   $142,987
                                                              =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest..................  $     202   $    209
                                                              =========   ========
  ACQUISITION OF TELECOM TECHNOLOGIES, INC:
  Tangible assets...........................................  $   6,312   $     --
  Liabilities assumed.......................................    (21,184)        --
  Goodwill and purchased intangibles........................    525,718         --
  Issuance of common stock in connection with the
    acquisition.............................................   (505,013)        --
  Cash acquired.............................................        (90)        --
                                                              ---------   --------
  Cash used for acquisition, net of cash acquired...........  $   5,743   $     --
                                                              =========   ========
SUPPLEMENTARY DISCLOSURE OF NON-CASH TRANSACTION:
  Conversion of redeemable convertible preferred stock into
    common stock............................................  $      --   $ 70,859
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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by Sonus Networks, Inc. (the Company or Sonus) and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair statement of the results for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC), and omit or condense certain information and footnote disclosure pursuant to existing SEC rules and regulations. Results for the interim periods are not necessarily indicative of results to be expected for the entire fiscal year. These statements should be read in conjunction with the financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 28, 2001.

    The unaudited condensed consolidated financial statements include the accounts of Sonus and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

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

(C) CONCENTRATION OF CREDIT RISK, SIGNIFICANT CUSTOMERS AND LIMITED SUPPLIERS

    Financial instruments that potentially subject Sonus to concentrations of credit risk are cash, cash equivalents, marketable securities and receivables. Sonus has no foreign exchange contracts, option contracts or other foreign hedging arrangements. Sonus' cash and cash equivalent holdings are diversified between three financial institutions.

    For the three and six months ended June 30, 2001, three customers each contributed more than 10% of revenues. As of June 30, 2001, two customers each contributed more than 10% of the Company's accounts receivable balance. Certain components and software licenses from third-parties used in Sonus' products are procured from a single source. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus' delivery of products and thereby adversely affect Sonus' revenues and operating results.

(D) REVENUE RECOGNITION

    Sonus recognizes revenue from product sales to end users, resellers and distributors upon shipment, provided there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of the related receivable is probable. If uncertainties exist, Sonus recognizes revenue when those uncertainties are resolved. In multiple element arrangements, in accordance with Statement of Position 97-2 and 98-9, Sonus uses the

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

residual method when vendor specific evidence does not exist for one of the delivered elements in the arrangement. Service revenues are recognized as the services are provided. Revenues from maintenance and support arrangements are recognized ratably over the term of the contract. Amounts collected prior to satisfying the revenue recognition criteria are reflected as deferred revenue. Warranty costs are estimated and recorded by Sonus at the time of product revenue recognition.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. This bulletin established guidelines for revenue recognition. Sonus' revenue recognition policy complies with this pronouncement.

(E) STOCK-BASED COMPENSATION

    Sonus uses the intrinsic value-based method of Accounting Principles Board
(APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, to account for all of its employee stock-based compensation plans and uses the fair value method to account for all non-employee stock-based compensation.

(F) COMPREHENSIVE LOSS

    Sonus applies Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME. The comprehensive loss for the period for the three and six months ended
June 30, 2001 and 2000 does not differ from the reported loss.

(G) NET LOSS PER SHARE

    Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of unrestricted common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of unrestricted common stock and potential common stock outstanding during the period, if dilutive. Potential common stock consists of restricted shares of common stock, common shares issuable upon the exercise of stock options and conversion of convertible subordinated notes and shares of common stock issued in connection with our acquisition of telecom technologies, inc. (TTI) which are subject to the achievement of milestones and employee retention (Note 2). For both basic and diluted net loss per share, shares of common stock issuable upon the conversion of Sonus' redeemable convertible preferred stock have been excluded from the date of issuance until conversion into common stock.

    Pro forma basic and diluted net loss per share for the three and six months ended June 30, 2000 is computed using the weighted average number of unrestricted common shares outstanding, including the pro forma effects of the automatic conversion of Sonus' Series A, B, C and D redeemable convertible preferred stock into shares of Sonus' common stock which occurred upon the closing of Sonus' initial public offering, as if such conversion occurred at the date of original issuance. There were no dilutive shares of potential common stock for these periods as the Company incurred a net loss in each period.

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

    The following table sets forth the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share:

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           JUNE 30,               JUNE 30,
                                                      -------------------   --------------------
                                                        2001       2000       2001        2000
                                                      --------   --------   ---------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET LOSS............................................  $(51,391)  $(15,354)  $(133,870)  $(31,389)
                                                      ========   ========   =========   ========
HISTORICAL--
  Weighted average common shares outstanding........   198,201    106,212     195,491     86,571
  Less weighted average restricted common shares
    outstanding.....................................   (26,872)   (41,934)    (28,802)   (42,816)
                                                      --------   --------   ---------   --------
  Shares used in computing basic and diluted net
    loss per share..................................   171,329     64,278     166,689     43,755
                                                      ========   ========   =========   ========

  Basic and diluted net loss per share..............  $  (0.30)  $  (0.24)  $   (0.80)  $  (0.72)
                                                      ========   ========   =========   ========
PRO FORMA--
  Shares used in computing historical basic and
    diluted net loss per share......................               64,278                 43,755
  Weighted average number of shares assumed upon
    conversion of redeemable convertible preferred
    stock...........................................               64,995                 79,263
                                                                 --------               --------
  Shares used in computing pro forma basic and
    diluted net loss per share......................              129,273                123,018
                                                                 ========               ========

  Pro forma basic and diluted net loss per share....             $  (0.12)              $  (0.26)
                                                                 ========               ========

    Excluded from the computation of diluted net loss per share in the above table are options to purchase shares of common stock and shares of common stock issuable upon conversion of convertible subordinated notes representing an aggregate of 22,257,000 and 12,594,000 shares for the three and six months ended June 30, 2001 and 2000, as their effects would have been anti-dilutive. Had Sonus recorded net income for the three and six months ended June 30, 2001 and used the treasury stock method in accordance with SFAS No. 128, EARNINGS PER SHARE, approximately 215,000,000 and 211,000,000 weighted average shares of common stock would have been used in the computation of diluted earnings per share.

(H) RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and prohibits the use of the pooling of interest method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangibles and instead subjects these assets to periodic impairment assessments. SFAS No. 142 is effective immediately for all goodwill and certain other intangible assets acquired after June 30, 2001 and shall commence on January 1, 2002 for all goodwill and certain other intangibles existing on June 30, 2001. Sonus is currently assessing the potential impact SFAS No. 141 and SFAS No. 142 will have on its financial statements.

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

NOTE 2. ACQUISITION OF TELECOM TECHNOLOGIES, INC.

    On January 18, 2001, Sonus acquired privately-held TTI. Upon the closing of this acquisition, an aggregate of 10,800,000 shares of Sonus common stock (Merger Shares) were exchanged for all outstanding shares of TTI common stock. Of the 10,800,000 shares issued to the TTI stockholders, 1,200,000 shares were placed into escrow as security for TTI's indemnity obligations under the merger agreement and will be released to TTI stockholders upon expiration of those indemnity obligations, expected to be on the first anniversary of the closing date. In addition to the Merger Shares, the TTI stockholders will have the right to receive up to an aggregate of 4,200,000 additional shares of Sonus common stock which have been issued and placed in escrow in the event that TTI achieves certain specified business expansion and product development milestones from time to time prior to December 31, 2002. As of June 30, 2001, 2,400,000 shares of Sonus common stock has been released from escrow upon the achievement of certain milestones.

    Sonus has also issued contingent awards of 3,000,000 shares of common stock under the 2000 Retention Plan (the Plan) to certain employees of TTI who became employees of Sonus as a result of the acquisition. These awards will vest in equal installments on each of October 31, 2002, November 30, 2002, January 31, 2003 and February 28, 2003, if (i) the recipients do not voluntarily terminate employment with TTI or Sonus prior to such vesting dates and (ii) the business expansion and product development escrow release conditions are satisfied in whole or in part. The portion of the total number of shares of Sonus common stock awarded to each employee that will be deemed vested on each vesting date will not exceed the proportion of all of the shares escrowed in the acquisition subject to the satisfaction of the business expansion and product development escrow release conditions that have been released prior to such vesting date. Generally, any awards forfeited by employees who terminate employment with TTI, other than a termination by Sonus or TTI without cause, prior to the date on which they would otherwise vest, may be reallocated to remaining TTI employees, awarded to replacement hires or returned to Sonus as provided by the terms of the Plan. As of June 30, 2001, the value of the 3,000,000 shares awarded under the Plan is $55,196,000. This amount is being expensed during the approximate two-year vesting period and has been adjusted for changes in the fair value of Sonus common stock on the date the related milestone release conditions were earned for accounting purposes.

    The acquisition was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16, BUSINESS COMBINATIONS. Accordingly, the total purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The purchase price has been determined by using the average market value of Sonus common stock for the period from two days before to two days after the announcement of the TTI acquisition ($41.61 per share) to value the 10,800,000 Sonus common shares issued to the TTI stockholders at the closing date and adding the fair value of liabilities assumed and expenses of the acquisition. Additionally, since the closing date, the purchase price has increased as 4,200,000 escrowed shares subject to milestone conditions have been earned for accounting purposes. As of June 30, 2001, the purchase price has been computed as follows, in thousands:

Fair market value of shares issued..........................  $527,119
Liabilities assumed.........................................    21,184
Acquisition expenses........................................     6,327
                                                              --------
                                                              $554,630
                                                              ========

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

    In accordance with APB Opinion No. 16 and with the assistance of valuation experts, the purchase price was allocated to the tangible and intangible assets acquired based upon their fair values. Based upon these appraisals, the purchase price allocation is as follows, in thousands:

Tangible assets.............................................  $  6,312
Intangible assets:
  Workforce, developed technology and customer list.........    32,300
  In-process research and development.......................    40,000
  Deferred compensation related to unvested options.........    22,600
  Goodwill..................................................   453,418
                                                              --------
                                                              $554,630
                                                              ========

    Sonus engaged third-party appraisers to conduct a valuation of the tangible and intangible assets and to assist in the determination of useful lives for such assets. Based on the results of the appraisal, $40,000,000 was allocated to in-process research and development, which was expensed in the first quarter of fiscal 2001. The amounts allocated to developed technology, customer list, assembled workforce and goodwill are currently being amortized over their estimated useful lives of three years. During the three and six months ended June 30, 2001, amortization of goodwill and purchased intangibles was $38,704,000 and $65,911,000. Deferred compensation was computed based on the intrinsic value of the unvested TTI options assumed by Sonus and will be expensed over the remaining vesting period of up to four years.

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

PRO FORMA INFORMATION

    The following unaudited pro forma information presents a summary of the consolidated results of operations of Sonus and TTI as if the acquisition had occurred on January 1, 2001 and 2000. The pro forma adjustments give effect to the amortization of goodwill and purchased intangibles and stock-based compensation expense but excludes the one-time write-off of in-process research and development.

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                          ---------------------
                                                            2001        2000
                                                          ---------   ---------
                                                          (IN THOUSANDS, EXCEPT
                                                             PER SHARE DATA)
Revenues................................................  $ 94,384    $ 22,628
Net loss................................................  (102,251)   (122,647)
Basic and diluted net loss per share....................     (0.61)      (2.20)
Pro forma basic and diluted net loss per share..........                 (0.91)

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

    The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

NOTE 3. INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out basis) or market and consist of the following, in thousands:

                                                  JUNE 30, 2001   DECEMBER 31, 2000
                                                  -------------   -----------------
Raw materials...................................     $ 4,084           $ 3,082
Work in process.................................       3,656             3,021
Finished goods..................................      16,794            14,565
                                                     -------           -------
                                                     $24,534           $20,668
                                                     =======           =======

NOTE 4. LONG-TERM OBLIGATIONS

    Sonus assumed certain capital leases as part of the acquisition of TTI. The capital leases are due in monthly installments expiring at various dates through March 2005 and accrue interest at annual rates ranging from 4.62% to 14.39%. The future minimum annual payments under these capital leases, as of June 30, 2001, are as follows, in thousands:

2001 (six months)..........................................  $   397
2002.......................................................      640
2003.......................................................      536
2004.......................................................      195
2005.......................................................       30
                                                             -------
Total minimum lease payments...............................    1,798
Less amount representing interest..........................     (211)
                                                             -------
Present value of minimum payments..........................    1,587
Less current portion.......................................   (1,249)
                                                             -------
Long-term portion..........................................  $   338
                                                             =======

NOTE 5. CONVERTIBLE SUBORDINATED NOTES

    In May 2001, Sonus completed a private placement of $10,000,000 of 4.75% convertible subordinated notes, due May 1, 2006, with a customer. The notes may be converted by the holder into shares of Sonus' common stock at any time before their maturity or prior to their redemption or repurchase by Sonus. The conversion rate is 33.314 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. After May 1, 2004, Sonus has the option to redeem all or a portion of the notes at 100% of the principal amount. Also, at any time if the market price of Sonus' common stock exceeds $60.04 per share for twenty trading days in any thirty trading-day period, Sonus may redeem these notes through the issuance of shares of common stock or for cash.

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

NOTE 6. LEASE COMMITMENTS

    Sonus leases its facilities under operating leases, which expire through September 2008. Sonus is responsible for certain real estate taxes, utilities and maintenance costs under these leases. The future minimum annual payments under operating lease arrangements, including those leases assumed as part of the acquisition of TTI, as of December 31, 2000 are as follows: $4,015,000 in 2001; $5,376,000 in 2002; $4,236,000 in 2003; $2,786,000 in 2004; $2,339,000 in
2005; and $6,898,000 thereafter.

NOTE 7. STOCKHOLDERS' EQUITY

(A) AUTHORIZED CAPITAL STOCK

    In May 2001, Sonus' stockholders approved an increase in the authorized common stock from 300,000,000 to 600,000,000 shares.

(B) STOCK SPLIT

    On October 6, 2000, the Company effected a three-for-one stock split in the form of a stock dividend. All shares of common stock, common stock options and per share amounts in the accompanying financial statements and footnotes have been retroactively adjusted to reflect the stock split.

(C) INITIAL PUBLIC OFFERING

    On May 31, 2000, the Company completed its initial public offering of 17,250,000 shares of common stock, which included the exercise of the underwriters' over-allotment option of 2,250,000 shares, at $7.67 per share. The proceeds from the initial public offering were $121,600,000, after deducting the underwriters' discounts and commissions and estimated offering expenses paid by us of $10,600,000.

(D) STOCK-BASED COMPENSATION

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

    Upon the closing of our acquisition of TTI, Sonus recorded deferred stock-based compensation of $22,600,000 related to the intrinsic value of unvested TTI stock options assumed by Sonus. This deferred compensation will be recognized as an expense over the remaining vesting period of the underlying stock options of up to four years. Additionally, Sonus recorded $55,196,000 of deferred stock-based compensation on 3,000,000 restricted shares of common stock awarded to TTI employees under the Plan. This deferred compensation will be expensed over the approximate two-year vesting period of the retention shares and has been adjusted for changes in the fair value of Sonus common

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

stock on the date the related milestone release conditions were earned for accounting purposes (Note 2).

    Sonus has valued the stock options and the issuances of restricted common stock to non-employees based upon the fair market value of the services rendered where Sonus believes the value of these services is more readily determinable than the value of the options or restricted stock. All other grants of options and issuances of restricted stock to non-employees are valued based upon the Black-Scholes option-pricing model. As of June 30, 2001, Sonus has 135,000 stock options and 120,000 shares of restricted common stock outstanding to non-employees. In accordance with Emerging Issues Task Force 96-18, Sonus will record the value at the time the services are provided. Total stock-based compensation expense was $13,847,000 and $6,386,000 for the three months ended June 30, 2001 and 2000 and $29,270,000 and $13,365,000 for the six months ended June 30, 2001 and 2000. Based on the grant of stock options, sale of restricted common stock and grant of awards of restricted common stock through June 30, 2001, Sonus expects stock-based compensation expense to impact its results through fiscal 2005.

NOTE 8. SUBSEQUENT EVENT

    On July 31, 2001, Sonus completed the purchase of certain intellectual property and other assets of privately-held Linguateq Incorporated. Linguateq is a provider of data distribution and billing application software for both next generation and legacy networks.

    Sonus purchased these assets from Linguateq and its secured creditors in exchange for 221,753 shares of Sonus common stock and approximately $225,000 in cash. Pursuant to a registration rights agreement entered into by Sonus, Linguateq and these creditors, Sonus has agreed to register the resale of these shares by such parties under the Securities Act of 1933. The purchase is expected to result in a one-time non-cash charge in Sonus' third quarter of fiscal 2001, currently estimated to be in the range of $3,000,000 to $4,000,000, for purchased in-process research and development.

    Since its inception in 1995, Linguateq has financed its operations and development efforts through the private sale of approximately $30,000,000 of debt and equity securities. Sonus has employed some of the former employees of Linguateq.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are subject to a number of risks and uncertainties. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about ourselves and our industry. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the factors set forth in "Cautionary Statements" beginning on page 18 of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

    We are a leading provider of voice infrastructure products for the new public network. We offer a new generation of carrier-class switching equipment and software that enable voice services to be delivered over packet-based networks.

    Since our inception, we have incurred significant losses and, as of June 30, 2001 had an accumulated deficit of $217.8 million. We have not achieved profitability on a quarterly or an annual basis, and anticipate that we will continue to incur net losses. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues. We expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

    We sell our products primarily through a direct sales force and in some markets, through resellers and distributors. In the future, we anticipate expanding our sales efforts to include additional overseas distribution partners. Customers' decisions to purchase our products to deploy in commercial networks involve a significant commitment of resources and a lengthy evaluation, testing and product qualification process. We believe these long sales cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, will cause our revenues and results of operations to vary significantly and unexpectedly from quarter to quarter. We expect to recognize revenues from a limited number of customers for the foreseeable future.

    We recognize revenue from product sales to end users, resellers and distributors upon shipment, provided there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of the related receivable is probable. If uncertainties exist, we recognize revenue when those uncertainties are resolved. Service revenue is recognized as the services are performed. Maintenance revenues are recognized ratably over the term of the contract. Amounts collected prior to satisfying our revenue recognition criteria are reflected as deferred revenue. We estimate and record warranty costs at the time of product revenue recognition. For the three and six months ended June 30, 2001, we recognized $52.6 and $94.1 million in revenue. As of June 30, 2001, we had a total of $18.9 million in deferred revenue. See note 1(d) to our unaudited condensed consolidated financial statements.

ACQUISITION OF TELECOM TECHNOLOGIES, INC.

    On January 18, 2001, we acquired TTI. Upon the closing of this acquisition, we issued an aggregate of 10,800,000 shares of common stock in exchange for all outstanding capital stock of TTI. Of the 10,800,000 shares issued to the TTI shareholders, 1,200,000 shares were placed into escrow as security for indemnity obligations under the merger agreement, and will be released to TTI shareholders upon expiration of those indemnity obligations, expected to be on the first anniversary of the closing date. In addition, TTI shareholders have the right to receive an aggregate of 4,200,000 additional shares of common stock, which have been placed in escrow in the event that TTI achieves certain specified business expansion and product development milestones from time to time prior to December 31, 2002. As of June 30, 2001, 2,400,000 shares of Sonus common stock has been released from escrow upon the achievement of certain milestones. In connection with our acquisition of TTI, we adopted our 2000 Retention Plan and issued 3,000,000 shares of common stock under this plan to certain employees of TTI who became employees of Sonus, which are subject to continued employment and the attainment of business expansion and product development milestones.

    We have accounted for the acquisition as a purchase for financial reporting purposes. Accordingly, Sonus' financial statements for the three and six months ended June 30, 2001 reflect the results of operations of TTI since the date of acquisition. The purchase price was allocated to TTI's assets and liabilities based on the fair value of the assets acquired and the liabilities assumed. Any excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets acquired has been classified as goodwill. In addition, a portion of the purchase price has been allocated to in-process research and development. Additionally, since the closing date, the purchase price has been increased as escrowed shares subject to milestone conditions were earned for accounting purposes. Goodwill and other intangibles are currently being amortized by charges to operations over their estimated useful lives of three years and purchased in-process research and development was charged to operations at the time of closing. The in-process project is not expected to reach technological feasibility until the end of 2001, at an estimated cost to complete of approximately $5,000,000. Sonus has recorded deferred stock-based compensation relating to the issuance of awards under our 2000 Retention Plan. The amount of charges for stock-based compensation and amortization of goodwill and other intangibles will be significant and will therefore have a material negative impact on the combined company's future operating results. In accordance with Statement of Financial Accounting Standard (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective January 1, 2002, goodwill and certain other intangibles existing on June 30, 2001 will no longer be amortized and instead these assets will be subject to periodic impairment assessments. See Notes 1(h) and 2 to our unaudited condensed consolidated financial statements.

    The sources from which TTI has historically derived revenue has declined significantly as we shifted TTI's focus to the development and deployment of its INtelligentIP softswitch product line and integration with the PSX6000 softswitch. In addition, as a result of TTI's sale of its network testing software product line, revenues related to these products have declined and may cease in 2001. Sonus recognized its first revenues related to the INtelligentIP softswitch product line during the first quarter of fiscal 2001.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

    REVENUES. Revenues were $52.6 million for the three months ended June 30, 2001, an increase of $46.1 million from $6.5 million for the same period in fiscal 2000. Revenues were $94.1 million for the six months ended June 30, 2001, an increase of $86.5 million from $7.6 million for the same period in fiscal 2000. The increase in revenues for these periods was the result of a significant increase in the sale of voice infrastructure products including initial revenues associated with the INtelligentIP softswitch product line acquired from TTI. For the three and six months ended June 30, 2001, three customers each contributed more than 10% of our revenues.

    GROSS PROFIT. Cost of revenues consist primarily of amounts paid to third-party manufacturers for purchased materials and services, and manufacturing and professional services personnel and related costs. Gross profit was $30.4 million, or 57.8% of revenues, for the three months ended
June 30, 2001, compared with $2.0 million, or 30.0% of revenues, for the same period in fiscal 2000. Gross profit was $53.9 million, or 57.3% of revenues, for the six months ended June 30, 2001, compared with

$1.6 million, or 20.9% of revenues, for the same period in fiscal 2000. These increases in gross profit as a percentage of revenues are primarily the result of improved manufacturing efficiencies due to increased volume, product mix and a reduction in material costs. We expect gross profits as a percentage of revenues to increase modestly in the future due to continuing product mix changes, increases in support and maintenance revenues and improved efficiencies as our revenues increase.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, recruiting expenses and prototype costs related to the design, development, testing and enhancement of our products. We expense our research and development costs as incurred. Research and development expenses were $16.7 million for the three months ended June 30, 2001, an increase of $10.3 million, or 163%, from $6.4 million for the same period in fiscal 2000. Research and development expenses were $30.6 million for the six months ended June 30, 2001, an increase of $19.4 million, or 173%, from $11.2 million for the same period in fiscal 2000. These increases reflect costs primarily associated with a significant increase in personnel and personnel-related expenses including our acquisition of TTI, and, to a lesser extent, prototype and software expenses for the development of our products. We believe that the rapid technological innovation is critical to our long-term success and we intend to continuously enhance our products and technologies to meet the evolving requirements of our customers and markets.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries and related personnel expenses, commissions, travel and entertainment expenses, promotions, customer evaluations and other marketing expenses. Sales and marketing expenses were $10.6 million for the three months ended June 30, 2001, an increase of $6.2 million, or 142%, from $4.4 million for the same period in fiscal 2000. Sales and marketing expenses were $19.1 million for the six months ended June 30, 2001, an increase of $11.4 million, or 147%, from $7.7 million for the same period in fiscal 2000. These increases reflect costs primarily associated with the hiring of additional U.S. and international sales and marketing personnel including our acquisition of TTI, commissions, the opening of international sales offices and, to a lesser extent, travel-related expenses, marketing program costs and trade shows. We intend to continue to expand our domestic and international sales force and marketing efforts, and as a result, expect that the dollar amounts of sales and marketing expenses will increase in future periods.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, recruiting expenses and professional fees. General and administrative expenses were $3.3 million for the three months ended June 30, 2001, an increase of $2.0 million, or 157%, from $1.3 million for the same period in fiscal 2000. General and administrative expenses were $5.9 million for the six months ended June 30, 2001, an increase of $3.9 million, or 199%, from $2.0 million for the same period in fiscal 2000. These increases reflect the hiring of additional general and administrative personnel including our acquisition of TTI, and, to a lesser extent, costs associated with being a public company. We expect that the dollar amounts of general and administrative expenses will increase in future periods as a result of expansion of business activity and the costs associated with being a publicly-traded company.

    STOCK-BASED COMPENSATION EXPENSES. Stock-based compensation expenses include the amortization of stock compensation charges resulting from the granting of stock options, including those TTI stock options assumed by Sonus, stock awards to TTI employees under the 2000 Retention Plan, and the sales of restricted common stock to employees and compensation expense associated with the grant of stock options and issuance of restricted stock to non-employees. See Note 7(d) to our unaudited condensed consolidated financial statements. Deferred compensation related to the granting of stock options and sales of restricted common stock to employees, including those TTI stock options assumed by Sonus, are being amortized over the vesting periods of four to five years. The deferred compensation associated with the 2000 Retention Plan awarded to TTI employees will be expensed over the approximate two-year vesting period of the retention shares. These amounts have been adjusted for changes in the fair value of Sonus common stock on the date the related milestone release conditions were earned for accounting purposes. The compensation expense associated with non-employees is recorded at the time services are provided.

    Stock-based compensation expenses were $13.8 million for the three months ended June 30, 2001, an increase of $7.4 million, from $6.4 million for the same period in fiscal 2000. Stock-based compensation expenses were $29.3 million for the six months ended June 30, 2001, an increase of $15.9 million, from $13.4 million for the same period in fiscal 2000. These increases are primarily due to the amortization of deferred stock-based compensation resulting from the TTI unvested stock options assumed by Sonus and retention stock awards issued to TTI employees. Based on the grant of stock options, sale of restricted common stock and grant of awards of restricted common stock through June 30, 2001, we expect stock-based compensation expense to impact our results through fiscal 2005.

    GOODWILL, PURCHASED INTANGIBLES AND IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES. In January 2001, Sonus acquired certain intellectual property, in-process research and development and intangible assets in connection with our acquisition of TTI, which resulted in the recording of $525.7 million of goodwill and other intangibles. Results of operations for the three months ended June 30, 2001, include $38.7 million in amortization of goodwill and purchased intangibles. Results of operations for the six months ended June 30, 2001, include $65.9 million in amortization of goodwill and purchased intangibles and a $40.0 million write-off of purchased in-process research and development. In accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective January 1, 2002, goodwill and certain other intangibles existing on June 30, 2001 will no longer be amortized and instead these assets will be subject to periodic impairment assessments. See Notes 1(h) and 2 to our unaudited condensed consolidated financial statements.

    On July 31, 2001, Sonus completed the purchase of certain intellectual property and other assets of privately-held Linguateq Incorporated, a provider of data distribution and billing application software. The purchase is expected to result in a one-time non-cash charge in Sonus' third quarter of fiscal 2001, currently estimated to be in the range of $3.0 to $4.0 million, for purchased in-process research and development.

    INTEREST INCOME (EXPENSE), NET. Interest income, net of interest expense was $1.4 million for the three months ended June 30, 2001, an increase of $271,000, from $1.1 million for the same period in fiscal 2000. Interest income, net of interest expense was $3.1 million for the six months ended June 30, 2001, an increase of $1.8 million, from $1.3 million for the same period in fiscal 2000. These increases reflect higher invested balances partially offset by decreasing interest rates and increasing interest expense incurred on convertible subordinated notes and capital lease arrangements.

    INCOME TAXES. No provision for income taxes has been recorded for the three and six months ended June 30, 2001 and 2000, due to accumulated net losses. We did not record any tax benefits relating to these losses or other tax benefits due to the uncertainty surrounding the realization of these future tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to our initial public offering, we financed our operations primarily through private sales of redeemable convertible preferred stock totaling
$70.7 million in net proceeds. Upon the closing of our initial public offering on May 31, 2000, the Company received cash proceeds, net of underwriters' discount and offering expenses, totaling $121.6 million, and all of our redeemable convertible preferred stock converted into 96,957,222 shares of common stock. At June 30, 2001, cash, cash equivalents and marketable securities totaled $136.1 million.

    Net cash provided by operating activities was $8.7 million for the six months ended June 30, 2001, as compared to cash used in operating activities of $10.4 million for the six months ended June 30, 2000. The cash provided by operating activities in the six months ended June 30, 2001 reflects significantly higher non-cash charges primarily associated with the TTI acquisition and an increase in accrued expenses, offset by increases in accounts receivable, inventories and the net loss.

    Net cash used in investing activities was $52.0 million for the six months ended June 30, 2001, as compared to $3.6 million for the six months ended
June 30, 2000. Net cash used in investing activities for the first half of 2001 primarily reflects net purchases of marketable securities of $29.1 million, purchases of property and equipment of $16.8 million and merger expenses associated with our acquisition of TTI of $5.7 million. The timing and amount of future capital expenditures will depend primarily on our future growth.

    Net cash provided by financing activities was $8.3 million for the six months ended June 30, 2001, as compared to $148.1 million for the six months ended June 30, 2000. The net cash provided for the six months ended June 30, 2001 resulted from the sale of common stock, exercise of stock options and the issuance of $10.0 million in convertible subordinated notes offset by the repayment of $8.0 million in a bank note payable assumed as part of the acquisition of TTI. The net cash provided for the six months ended June 30, 2000, is primarily a result of net proceeds received from the Company's initial public offering and to a lesser extent, from the sale of Series D redeemable convertible preferred stock, partially offset by repayment of long-term obligations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting and prohibits the use of the pooling of interest method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangibles and instead subjects these assets to periodic impairment assessments. SFAS No. 142 is effective immediately for all goodwill and certain other intangible assets acquired after June 30, 2001 and shall commence on January 1, 2002 for all goodwill and certain other intangibles existing on June 30, 2001. Sonus is currently assessing the potential impact SFAS No. 141 and SFAS No. 142 will have on its financial statements.

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

    To date, we have shipped our products to a limited number of customers and only during the first quarter of fiscal 2000 did we begin to recognize revenues. We expect that in the foreseeable future, substantially all of our revenues will depend on sales of our products to a limited number of customers. For example, three customers each contributed more than 10% of our revenues for the three and six months ended June 30, 2001. Some of the customers to whom we have shipped products have deployed our products in their commercial networks, while others are using our products in laboratory testing or internal trials. Our customers may not, or may not continue to, deploy our products in their commercial networks on a timely basis, or at all, and any delay or failure by our customers to introduce commercial services based on our products, or a downturn in their business, would seriously harm our ability to sell products and generate revenues.

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

    - our customers' inability to raise capital to finance their business plans;

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

REVENUES TO EMERGING SERVICE PROVIDERS MAY INCREASE THE UNPREDICTABILITY OF OUR
  RESULTS.

    Emerging service providers have been some of the early adopters of our voice infrastructure products. As a result of current economic and market conditions, many emerging service providers have seen a decrease in funding available to finance large capital expenditures. Our ability to recognize revenue from emerging service providers will depend on the relative financial strength of the particular customer. Our operating results could be materially and adversely affected if any present or future emerging service providers were to choose to reduce its level of orders or were to experience financial, operational or other difficulties that resulted in a reduction of orders to us or a delay or failure to pay our receivables.

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

WE MAY NOT BECOME PROFITABLE.

    We have incurred significant losses since inception and expect to continue to incur losses in the future. As of June 30, 2001, we had an accumulated deficit of $217.8 million and had only recognized cumulative revenues since inception of $145.9 million through June 30, 2001. We have not achieved profitability on a quarterly or annual basis. As a result of our acquisition of telecom technologies, inc., or TTI, we expect to incur significant additional expenses for stock-based compensation and amortization of goodwill and purchased intangibles, which will make achieving profitability more difficult in the near to mid-term.

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

IF WE FAIL TO COMPETE SUCCESSFULLY, OUR ABILITY TO INCREASE OUR REVENUES OR ACHIEVE PROFITABILITY WILL BE IMPAIRED.

    Competition in the telecommunications market is intense. This market has historically been dominated by large companies, such as Lucent Technologies and Nortel Networks, both of whom are our direct competitors. We also face competition from other large telecommunications and networking companies, including Cisco Systems, which have entered our market by acquiring companies that design competing products. In addition, a number of smaller and mostly private companies, including Convergent Networks, Unisphere Networks and others, have announced plans for new products that target market opportunities similar to those we address. Because this market is rapidly evolving, additional competitors with significant financial resources may enter these markets and further intensify competition.

    Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial and other resources, including the ability to offer vendor-sponsored financing programs. If we are unable or unwilling to offer vendor-sponsored financing, prospective customers may decide to purchase products from one of our competitors that offers this type of financing. Furthermore, some of our competitors are currently selling significant amounts of other products to our current and prospective customers. Our competitors' broad product portfolios coupled with already existing relationships may cause our customers to buy our competitors' products or harm our ability to attract new customers.

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

    We and our contract manufacturers currently purchase several key components of our products, including commercial digital signal processors, from single or limited sources. We purchase these components on a purchase order basis. If we overestimate our component requirements, we could have excess inventory, which would increase our costs. If we underestimate our requirements, we may not have an adequate supply, which could interrupt manufacturing of our products and result in delays in shipments and revenues.

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

    We have expanded our operations rapidly and have hired a significant number of employees during 2001. Our growth has placed, and our anticipated growth will continue to place, a significant strain on our management systems and resources. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires effective planning and management processes. We expect that we will need to continue to improve our financial, managerial and manufacturing controls and reporting systems, and will need to continue to expand, train and manage our work force worldwide. If we fail to implement adequate control systems in an efficient and timely manner, our costs may be increased and our growth could be impaired and we may not be able to accurately anticipate and fulfill market demand, the result of which will be a loss of revenues and customers.

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

    In addition, we may become involved in litigation as a result of allegations that we infringe the intellectual property rights of others. Any parties asserting that our products infringe upon their proprietary rights would force us to defend ourselves and possibly our customers or contract manufacturers against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

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

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE, WHICH MAY NOT BE AVAILABLE TO US, AND IF IT IS AVAILABLE, MAY DILUTE THE OWNERSHIP OF OUR COMMON STOCK.

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

OUR STOCK PRICE MAY BE VOLATILE.

    The market for technology stocks has been and will likely continue to be extremely volatile. The following factors could cause the market price of our common stock to fluctuate significantly:

    - loss of any of our major customers;

    - changes in the financial condition of any of our major customers;

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

    - release and sale of shares of common stock currently held in escrow; and

    - any acquisitions, distribution partnerships, joint ventures or capital commitments.

SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK IN THE FUTURE COULD CAUSE OUR STOCK PRICE TO FALL.

    Some stockholders who acquired shares prior to our initial public offering or in connection with our acquisition of TTI hold a substantial number of shares of our common stock that have not yet been sold in the public market. Further, additional shares may become available for sale upon the conversion or redemption of convertible subordinated notes.

    Sales of a substantial number of shares of our common stock within a short period of time in the future could impair our ability to raise capital through the sale of additional debt or stock and/or cause our stock price to fall.

INSIDERS HAVE SUBSTANTIAL CONTROL OVER US AND COULD LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS, INCLUDING A CHANGE OF CONTROL.

    As of April 30, 2001, our executive officers, directors and entities affiliated with them beneficially owned, in the aggregate, approximately 19.5% of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

PROVISIONS OF OUR CHARTER DOCUMENTS AND DELAWARE LAW MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD PREVENT A CHANGE OF CONTROL.

    Provisions of our amended and restated certificate of incorporation, our amended and restated by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

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

PART II--OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    At the Annual Meeting of Stockholders of Sonus held May 11, 2001, the stockholders approved an amendment to the Certificate of Incorporation of Sonus increasing the authorized number of shares of common stock from 300,000,000 shares to 600,000,000 shares. The amendment was filed with the Delaware Secretary of State on May 29, 2001. The amendment to the Certificate of Incorporation allows the Board of Directors to issue or reserve for issuance up to 600,000,000 shares of common stock without further action or authorization by the stockholders, except as required by applicable law or the rules of any stock exchange or national securities association trading system on which the common stock is then listed or quoted.

    In May 2001, Sonus completed a private placement of $10,000,000 of 4.75% convertible subordinated notes, due May 1, 2006, with a customer. This transaction was made in reliance on Rule 506 of Regulation D, promulgated under the Securities Act, and Section 4(2) of the Securities Act as a transaction with an accredited investor not involving a public offering. The notes may be converted by the holder into shares of Sonus' common stock at any time before their maturity or prior their redemption or repurchase by Sonus. The conversion rate is 33.314 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. After May 1, 2004, Sonus has the option to redeem all or a portion of the notes at 100% of the principal amount. Also, at any time if the market price of Sonus' common stock exceeds $60.04 per share for twenty trading days in any thirty trading-day period, Sonus may redeem these notes through the issuance of shares of common stock or for cash.

    On July 31, 2001, Sonus completed the purchase of certain intellectual property and other assets of privately-held Linguateq Incorporated. Sonus purchased these assets from Linquateq and its secured creditors in exchange for 221,753 shares of Sonus common stock and approximately $225,000 in cash. This transaction was made in reliance on Rule 506 of Regulation D, promulgated under the Securities Act, and Section 4(2) of the Securities Act as a transaction with an accredited investor not involving a public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Stockholders of Sonus Networks, Inc. was held on
May 11, 2001 at The Westford Regency, 219 Littleton Road in Westford, Massachusetts 01886. Of the 202,454,144 shares outstanding as of April 11, 2000, the record date, 148,096,939 shares (73.2%) were present or represented by proxy at the meeting.

    1. The table below presents the results of the election to Sonus' board of directors.

                                              VOTES FOR     WITHHELD   ABSTENTIONS
                                              ---------     --------   -----------
Paul J. Ferri...............................  148,066,363    30,576            --
Rubin Gruber................................  148,066,363    30,576            --

    2. The stockholders approved the Amendment to the Certificate of Incorporation of Sonus increasing the authorized number of shares of common stock from 300,000,000 to 600,000,000 shares. This proposal received 145,067,740 votes for, 3,015,098 votes against and 14,371 shares abstaining.

    3. The stockholders ratified the appointment of Arthur Andersen, LLP as Sonus' independent auditors for the fiscal year ended December 31, 2001. This proposal received 147,685,433 votes for, 406,136 votes against and 5,370 shares abstaining.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: None

(b) Reports on Form 8-K:

    Sonus filed on June 21, 2001 a Current Report on Form 8-K dated May 11, 2001 with the SEC reflecting an increase in the number of authorized shares of common stock from 300,000,000 to 600,000,000 and the filing of the audited financial statements and unaudited pro forma condensed combined financial information in connection with our acquisition of telecom technologies, inc.

    Sonus filed on August 7, 2001 a Current Report on Form 8-K dated July 31, 2001 with the SEC in connection with the purchase of certain intellectual property and other assets of privately-held Linguateq Incorporated.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2001                                 SONUS NETWORKS, INC.

                                                       By:             /s/ STEPHEN J. NILL
                                                            -----------------------------------------
                                                                         Stephen J. Nill
                                                            CHIEF FINANCIAL OFFICER, VICE PRESIDENT OF
                                                             FINANCE AND ADMINISTRATION AND TREASURER
                                                                (AUTHORIZED OFFICER AND PRINCIPAL
                                                                FINANCIAL AND ACCOUNTING OFFICER)