Form 10-Q
period 2001-09-30
SONUS NETWORKS INC
filed 2001-11-14
CIK 1105472

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                        COMMISSION FILE NUMBER 000-30229

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. (1) Yes /X/ No / /  (2) Yes /X/ No / /

    As of November 12, 2001, there were 203,933,972 shares of Common Stock, $0.001 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                        None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SONUS NETWORKS, INC.
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2001

                               TABLE OF CONTENTS

                                                                                     PAGE
                                                                                   --------
PART I--FINANCIAL INFORMATION

    Item 1:          Financial Statements
                     Condensed Consolidated Balance Sheets as of September 30,
                       2001 (unaudited) and December 31, 2000....................      1
                     Condensed Consolidated Statements of Operations for the
                       Three and Nine Months Ended September 30, 2001 and 2000
                       (unaudited)...............................................      2
                     Condensed Consolidated Statement of Stockholders' Equity for
                       the Nine Months Ended September 30, 2001 (unaudited)......      3
                     Condensed Consolidated Statements of Cash Flows for the Nine
                       Months Ended September 30, 2001 and 2000 (unaudited)......      4
                     Notes to Condensed Consolidated Financial Statements
                       (unaudited)...............................................      5

    Item 2:          Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.................................     16

                     Cautionary Statements.......................................     22

    Item 3:          Quantitative and Qualitative Disclosures About Market
                       Risk......................................................     30

PART II--OTHER INFORMATION

    Item 1:          Legal Proceedings...........................................     31

    Item 2:          Changes in Securities and Use of Proceeds...................     31

    Item 6:          Exhibits and Reports on Form 8-K............................     31

                     Signature...................................................     31

PART I--FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                              SONUS NETWORKS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  47,563       $ 87,108
  Marketable securities.....................................       89,874         54,957
  Accounts receivable, net..................................        7,116         14,100
  Inventories...............................................       24,109         20,668
  Other current assets......................................        3,752          2,893
                                                                ---------       --------
    Total current assets....................................      172,414        179,726
PROPERTY AND EQUIPMENT, net.................................       25,788         14,273
GOODWILL AND PURCHASED INTANGIBLES, net.....................        5,016             --
OTHER ASSETS, net...........................................          602            836
                                                                ---------       --------
                                                                $ 203,820       $194,835
                                                                =========       ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term obligations..................    $   1,153       $     --
  Accounts payable..........................................        8,116         13,439
  Accrued expenses..........................................       31,613         16,239
  Accrued restructuring expenses............................       12,489             --
  Deferred revenue..........................................       18,949         14,451
                                                                ---------       --------
Total current liabilities...................................       72,320         44,129
LONG-TERM OBLIGATIONS, less current portion.................       12,741             --
CONVERTIBLE SUBORDINATED NOTES..............................       10,000             --
COMMITMENTS.................................................
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value, 5,000,000 shares
    authorized; none issued and outstanding.................           --             --
  Common stock, $0.001 par value, 600,000,000 shares
    authorized; 204,926,502 and 184,244,474 shares issued
    and 203,912,752 and 183,471,974 shares outstanding at
    September 30, 2001 and December 31, 2000,
    respectively............................................          205            184
  Capital in excess of par value............................      860,515        266,488
  Accumulated deficit.......................................     (715,997)       (83,966)
  Stock subscriptions receivable............................           --           (238)
  Deferred compensation.....................................      (35,882)       (31,697)
  Treasury stock, at cost: 1,013,750 and 772,500 common
    shares at September 30, 2001 and December 31, 2000,
    respectively............................................          (82)           (65)
                                                                ---------       --------
    Total stockholders' equity..............................      108,759        150,706
                                                                ---------       --------
                                                                $ 203,820       $194,835
                                                                =========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SONUS NETWORKS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                     --------------------   --------------------
                                                       2001        2000       2001        2000
                                                     ---------   --------   ---------   --------
REVENUES...........................................  $  40,286   $ 15,568   $ 134,336   $ 23,171
Cost of revenues (1)...............................     18,129      8,830      58,300     14,846
                                                     ---------   --------   ---------   --------
GROSS PROFIT.......................................     22,157      6,738      76,036      8,325
OPERATING EXPENSES:
  Research and development (1).....................     18,746      7,032      49,362     18,231
  Sales and marketing (1)..........................     12,660      5,833      31,763     13,576
  General and administrative (1)...................      3,330      1,763       9,272      3,750
  Stock-based compensation.........................     39,069      6,982      68,339     20,347
  Amortization of goodwill and purchased
    intangibles....................................     41,368         --     107,279         --
  Write-off of goodwill and purchased
    intangibles....................................    376,719         --     376,719         --
  Restructuring charges............................     25,807         --      25,807         --
  In-process research and development..............      3,800         --      43,800         --
                                                     ---------   --------   ---------   --------
    Total operating expenses.......................    521,499     21,610     712,341     55,904
                                                     ---------   --------   ---------   --------
LOSS FROM OPERATIONS...............................   (499,342)   (14,872)   (636,305)   (47,579)
Interest expense...................................       (147)        --        (428)      (209)
Interest income....................................      1,328      2,495       4,702      4,022
                                                     ---------   --------   ---------   --------
NET LOSS...........................................  $(498,161)  $(12,377)  $(632,031)  $(43,766)
                                                     =========   ========   =========   ========

NET LOSS PER SHARE (NOTE 1(H)):
  Basic and diluted................................  $   (2.81)  $  (0.09)  $   (3.71)  $  (0.57)
                                                     =========   ========   =========   ========

  Pro forma basic and diluted......................                                     $  (0.34)
                                                                                        ========

SHARES USED IN COMPUTING NET LOSS PER SHARE (NOTE
  1(H)):
  Basic and diluted................................    177,313    144,836     170,220     77,448
                                                     =========   ========   =========   ========

  Pro forma basic and diluted......................                                      130,291
                                                                                        ========

------------------------

(1) Excludes non-cash, stock-based compensation expense as follows:

Cost of revenues...................................  $     535   $    113   $   1,157   $    302
Research and development...........................     23,391      2,617      39,773      8,784
Sales and marketing................................      8,127      3,442      16,021      9,108
General and administrative.........................      7,016        810      11,388      2,153
                                                     ---------   --------   ---------   --------
                                                     $  39,069   $  6,982   $  68,339   $ 20,347
                                                     =========   ========   =========   ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SONUS NETWORKS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                           COMMON STOCK         CAPITAL IN                     STOCK
                                      -----------------------   EXCESS OF    ACCUMULATED   SUBSCRIPTIONS     DEFERRED
                                        SHARES      PAR VALUE   PAR VALUE      DEFICIT      RECEIVABLE     COMPENSATION
                                      -----------   ---------   ----------   -----------   -------------   ------------
BALANCE, JANUARY 1, 2001............  184,244,474     $184       $266,488     $ (83,966)       $(238)        $(31,697)
  Issuance of common stock in
    connection with the employee
    stock purchase program..........    1,021,333        1          7,865            --           --               --
  Issuance of common stock in
    connection with acquisition of
    TELECOM TECHNOLOGIES, INC. (TTI)
    (Note 3)........................   15,000,000       15        504,998            --           --               --
  Issuance of common stock in
    connection with acquisition of
    certain assets of
    LINGUATEQ, INC. (Note 4)........      221,753       --          4,995            --           --               --
  Issuance of restricted stock
    awards in connection with
    acquisition of TTI (Note 3).....    3,000,000        3         55,193            --           --          (55,196)
  Deferred compensation related to
    unvested stock options assumed
    in connection with acquisition
    of TTI (Note 3).................           --       --         22,600            --           --          (22,600)
  Exercise of stock options.........    1,438,942        2          3,648            --           --               --
  Amortization of deferred
    compensation....................           --       --             --            --           --           42,910
  Deferred compensation for
    terminated employees (Note 2)...           --       --         (5,272)           --           --           30,701
  Payment on subscriptions
    receivable......................           --       --             --            --          238               --
  Repurchase of common stock........           --       --             --            --           --               --
  Net loss..........................           --       --             --      (632,031)          --               --
                                      -----------     ----       --------     ---------        -----         --------
BALANCE, SEPTEMBER 30, 2001.........  204,926,502     $205       $860,515     $(715,997)       $  --         $(35,882)
                                      ===========     ====       ========     =========        =====         ========

                                         TREASURY STOCK          TOTAL
                                      --------------------   STOCKHOLDERS'
                                       SHARES       COST        EQUITY
                                      ---------   --------   -------------
BALANCE, JANUARY 1, 2001............    772,500     $(65)      $ 150,706
  Issuance of common stock in
    connection with the employee
    stock purchase program..........         --       --           7,866
  Issuance of common stock in
    connection with acquisition of
    TELECOM TECHNOLOGIES, INC. (TTI)
    (Note 3)........................         --       --         505,013
  Issuance of common stock in
    connection with acquisition of
    certain assets of
    LINGUATEQ, INC. (Note 4)........         --       --           4,995
  Issuance of restricted stock
    awards in connection with
    acquisition of TTI (Note 3).....         --       --              --
  Deferred compensation related to
    unvested stock options assumed
    in connection with acquisition
    of TTI (Note 3).................         --       --              --
  Exercise of stock options.........         --       --           3,650
  Amortization of deferred
    compensation....................         --       --          42,910
  Deferred compensation for
    terminated employees (Note 2)...         --       --          25,429
  Payment on subscriptions
    receivable......................         --       --             238
  Repurchase of common stock........    241,250      (17)            (17)
  Net loss..........................         --       --        (632,031)
                                      ---------     ----       ---------
BALANCE, SEPTEMBER 30, 2001.........  1,013,750     $(82)      $ 108,759
                                      =========     ====       =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                              SONUS NETWORKS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2001        2000
                                                              ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(632,031)  $(43,766)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     11,036      3,150
    Stock-based compensation................................     68,339     20,347
    Amortization of goodwill and purchased intangibles......    107,279         --
    Write-off of goodwill and purchased intangibles.........    376,719         --
    In-process research and development.....................     43,800         --
    Changes in current assets and liabilities:
      Accounts receivable...................................      9,006     (7,617)
      Inventories...........................................     (2,960)   (12,178)
      Other current assets..................................        281     (1,581)
      Accounts payable......................................     (6,179)    10,388
      Accrued expenses......................................     10,545     11,072
      Accrued restructuring expenses........................     12,489         --
      Deferred revenue......................................     (1,181)    11,233
                                                              ---------   --------
        Net cash used in operating activities...............     (2,857)    (8,952)
                                                              ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (21,427)    (9,384)
  Maturities of marketable securities.......................     26,287     32,262
  Purchases of marketable securities........................    (61,204)   (17,581)
  Other assets..............................................        (30)      (672)
  Acquisitions, net of cash acquired........................     (6,125)        --
                                                              ---------   --------
        Net cash provided by (used in) investing
          activities........................................    (62,499)     4,625
                                                              ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock....................      7,866    128,074
  Proceeds from exercise of stock options...................      3,650        146
  Net proceeds from issuance of redeemable convertible
    preferred stock.........................................         --     24,710
  Payment of stock subscriptions receivable.................        238         --
  Additions to long-term obligations........................     12,460        405
  Payments of long-term obligations.........................       (386)    (5,143)
  Payment of note payable to bank...........................     (8,000)        --
  Proceeds from issuance of convertible subordinated
    notes...................................................     10,000         --
  Repurchase of common stock................................        (17)       (65)
                                                              ---------   --------
        Net cash provided by financing activities...........     25,811    148,127
                                                              ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (39,545)   143,800
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     87,108      8,885
                                                              ---------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $  47,563   $152,685
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

(c) GOODWILL AND PURCHASED INTANGIBLES

    Goodwill and purchased intangibles are being amortized over two and three year periods (Notes 3 and 4). Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, requires that long-lived assets, goodwill and other intangibles be reviewed for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of long-lived assets, goodwill and other intangibles are considered impaired when the anticipated undiscounted future cash flows from such assets is less than the carrying value (Note 2).

(d) CONCENTRATION OF CREDIT RISK, SIGNIFICANT CUSTOMERS AND LIMITED SUPPLIERS

    Financial instruments that potentially subject Sonus to concentrations of credit risk are cash, cash equivalents, marketable securities and receivables. Sonus has no foreign exchange contracts, option contracts or other foreign hedging arrangements. Sonus' cash, cash equivalents and marketable security holdings are diversified between three financial institutions.

    For the nine months ended September 30, 2001 and 2000, four and three customers each contributed more than 10% of our revenues which represented an aggregate of 69% and 71% of total revenues. Two customers represented 82% of the Company's accounts receivable balance as of

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

September 30, 2001. International revenues, primarily to Asia and Europe, were 21% and 12% of revenues for the nine months ended September 30, 2001 and 2000. Certain components and software licenses from third-parties used in Sonus' products are procured from a single source. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus' delivery of products and thereby adversely affect Sonus' revenues and operating results.

(e) REVENUE RECOGNITION

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

(f) STOCK-BASED COMPENSATION

    Sonus uses the intrinsic value-based method of Accounting Principles Board
(APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, to account for all of its employee stock-based compensation plans and uses the fair value method to account for all non-employee stock-based compensation.

(g) COMPREHENSIVE LOSS

    Sonus applies Financial Accounting Standards Board (FASB) SFAS No. 130, REPORTING COMPREHENSIVE INCOME. The comprehensive loss for the period for the three and nine months ended September 30, 2001 and 2000 does not differ from the reported loss.

(h) NET LOSS PER SHARE

    Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of unrestricted common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of unrestricted common stock and potential common stock outstanding during the period, if dilutive. Potential common stock consists of restricted shares of common stock, shares of common stock issuable upon the exercise of stock options and conversion of convertible subordinated notes and shares of common stock issued in connection with our acquisition of telecom technologies, inc. (TTI) which are subject to the achievement of milestones and employee retention
(Note 3). For both basic and diluted net loss per share, shares of common stock issuable upon the conversion of Sonus' redeemable convertible preferred stock have been excluded from the date of issuance until conversion into common

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

stock. There were no dilutive shares of potential common stock for these periods as the Company incurred a net loss in each period.

    Pro forma basic and diluted net loss per share for the nine months ended September 30, 2000 is computed using the weighted average number of unrestricted common shares outstanding, including the pro forma effects of the automatic conversion of Sonus' Series A, B, C and D redeemable convertible preferred stock into shares of Sonus' common stock which occurred upon the closing of Sonus' initial public offering, as if such conversion occurred at the date of original issuance.

    The following table sets forth the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share:

                                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                     --------------------   --------------------
                                                       2001        2000       2001        2000
                                                     ---------   --------   ---------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET LOSS...........................................  $(498,161)  $(12,377)  $(632,031)  $(43,766)
                                                     =========   ========   =========   ========

HISTORICAL--
  Weighted average common shares outstanding.......    200,537    183,144     197,034    118,761
  Less weighted average restricted common shares
    outstanding....................................    (23,224)   (38,308)    (26,814)   (41,313)
                                                     ---------   --------   ---------   --------
  Shares used in computing basic and diluted net
    loss per share.................................    177,313    144,836     170,220     77,448
                                                     =========   ========   =========   ========

  Basic and diluted net loss per share.............  $   (2.81)  $  (0.09)  $   (3.71)  $  (0.57)
                                                     =========   ========   =========   ========

PRO FORMA--
  Shares used in computing historical basic and
    diluted net loss per share.....................                                       77,448
  Weighted average number of shares assumed upon
    conversion of redeemable convertible preferred
    stock..........................................                                       52,843
                                                                                        --------
  Shares used in computing pro forma basic and
    diluted net loss per share.....................                                      130,291
                                                                                        ========

  Pro forma basic and diluted net loss per share...                                     $  (0.34)
                                                                                        ========

    Excluded from the computation of diluted net loss per share in the above table are options to purchase shares of common stock and shares of common stock issuable upon conversion of convertible subordinated notes representing an aggregate of 21,393,658 and 12,471,249 shares for the three and nine months ended September 30, 2001 and 2000, as their effects would have been anti-dilutive. Had Sonus recorded net income for the three and nine months ended September 30, 2001 and used the treasury stock method in accordance with SFAS No. 128, EARNINGS PER SHARE, approximately 210,000,000 weighted average shares of common stock would have been used in the computation of diluted earnings per share.

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

(i) RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling of interest method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangibles and instead subjects these assets to periodic impairment assessments. SFAS No. 142 is effective immediately for all goodwill and certain other intangible assets acquired after June 30, 2001 and shall commence on January 1, 2002 for all goodwill and certain other intangibles existing on June 30, 2001. Sonus is currently assessing the potential impact SFAS No. 141 and SFAS No. 142 will have on its financial statements.

    In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes SFAS No. 121 and the accounting and reporting provisions of APB No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently reviewing this statement to determine the effect on its financial statements.

NOTE 2. RESTRUCTURING CHARGES AND WRITE-OFF OF GOODWILL AND PURCHASED
INTANGIBLES

    On September 26, 2001, in response to unfavorable business conditions primarily caused by declines in capital spending by telecommunications service providers, Sonus announced a restructuring plan designed to reduce expenses and align its cost structure with its revised business outlook. The restructuring plan includes a worldwide workforce reduction, consolidation of excess facilities and other charges. Additionally, Sonus recorded a write-off of goodwill and purchased intangibles related to the acquisition of TTI (Note 3).

    Sonus' restructuring related reserves as of September 30, 2001 are summarized as follows, in thousands:

                                                 TOTAL
                                             RESTRUCTURING              ACCRUAL    CURRENT    LONG-TERM
                                                CHARGES      PAYMENTS   BALANCE    PORTION     PORTION
                                             -------------   --------   --------   --------   ---------
Workforce reduction........................     $ 4,506        $ --     $ 4,506    $ 4,506     $    --

Consolidation of facilities and other
  charges..................................      21,301         858      20,443      7,983      12,460
                                                -------        ----     -------    -------     -------
Total......................................     $25,807        $858     $24,949    $12,489     $12,460
                                                =======        ====     =======    =======     =======

    Cash expenditures relating to the workforce reductions will be substantially paid in the fourth quarter of fiscal 2001. Amounts related to the net lease expense due to the consolidation of excess facilities and other miscellaneous charges will begin to be paid in the fourth quarter of fiscal 2001 and are expected to continue through January 2009.

    A) WORKFORCE REDUCTION

    Restructuring actions resulted in the reduction of Sonus' workforce by approximately 150 employees, or 21%. The affected employees are entitled to severance and other benefits for which

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

Sonus recorded a charge of $4,506,000 in the third quarter of fiscal 2001. In addition, the Company recorded non-cash stock-based compensation expense of $25,429,000 related to the write-off of deferred compensation associated with shares and options held by terminated employees.

    B) CONSOLIDATION OF EXCESS FACILITIES AND OTHER CHARGES

    The Company recorded a restructuring charge in the third quarter of fiscal 2001 of $21,301,000 for the consolidation of excess facilities and other miscellaneous charges, which are included on the balance sheet in accrued restructuring expenses and long-term obligations.

    C) WRITE-OFF OF GOODWILL AND PURCHASED INTANGIBLES.

    In light of negative industry and economic conditions, a general decline in technology valuations and our decision to discontinue the development and use of non-strategic and overlapping products and services, we performed an assessment of the carrying value of the goodwill and purchased intangibles recorded in connection with our acquisition of TTI. In accordance with SFAS 121, Sonus recorded a non-cash impairment charge of $376,719,000 in the third quarter of fiscal 2001 for the write-off of goodwill and certain purchased intangibles because the estimated undiscounted future cash flows of these assets was less than the carrying value.

NOTE 3. ACQUISITION OF TELECOM TECHNOLOGIES, INC.

    On January 18, 2001, Sonus acquired privately-held TTI. Upon the closing of this acquisition, an aggregate of 10,800,000 shares of Sonus common stock (Merger Shares) were exchanged for all outstanding shares of TTI common stock. Of the 10,800,000 shares issued to the TTI stockholders, 1,200,000 shares were placed into escrow as security for TTI's indemnity obligations under the merger agreement and will be released to TTI stockholders upon expiration of those indemnity obligations, expected to be on the first anniversary of the closing date. In addition to the Merger Shares, the TTI stockholders will have the right to receive up to an aggregate of 4,200,000 additional shares of Sonus common stock which have been issued and placed in escrow in the event that TTI achieves certain specified business expansion and product development milestones from time to time prior to December 31, 2002. As of September 30, 2001, 2,400,000 milestone related shares had been released from escrow.

    Sonus has also issued contingent awards of 3,000,000 shares of common stock under the 2000 Retention Plan (the Plan) to certain employees of TTI who became employees of Sonus as a result of the acquisition. Pursuant to the Plan, these awards will vest in equal installments on each of October 31, 2002, November 30, 2002, January 31, 2003 and February 28, 2003, if (i) the recipients do not voluntarily terminate employment with TTI or Sonus prior to such vesting dates and (ii) the business expansion and product development escrow release conditions are satisfied in whole or in part. The portion of the total number of shares of Sonus common stock awarded to each employee that will be deemed vested on each vesting date will not exceed the proportion of all of the shares escrowed in the acquisition subject to the satisfaction of the business expansion and product development escrow release conditions that have been released prior to such vesting date. Generally, any awards forfeited by employees who terminate employment with TTI, other than a termination by Sonus or TTI without cause, prior to the date on which they would otherwise vest, may be reallocated to remaining TTI employees, awarded to replacement hires or returned to Sonus as provided by the terms of the Plan. The value of the 3,000,000 shares awarded under the Plan is $55,196,000. This amount is being

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

expensed during the approximate two-year vesting period and has been adjusted for changes in the fair value of Sonus common stock on the date the related milestone release conditions were earned for accounting purposes. Upon termination of an employee, the remaining value of shares held to which such employee is entitled, if any, will be expensed. Due to the termination of certain TTI employees in connection with the restructuring plan announced in September 2001, approximately 1,000,000 shares of common stock are scheduled to be released.

    The acquisition of TTI was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16, BUSINESS COMBINATIONS. Accordingly, the total purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The purchase price has been determined by using the average market value of Sonus common stock for the period from two days before to two days after the announcement of the TTI acquisition ($41.61 per share) to value the 10,800,000 Sonus common shares issued to the TTI stockholders at the closing date and adding the fair value of liabilities assumed and expenses of the acquisition. Additionally, since the closing date, the purchase price has increased as the 4,200,000 escrowed shares subject to milestone conditions have been earned for accounting purposes. As of September 30, 2001, the purchase price has been computed as follows, in thousands:

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
                                                              --------
                                                              $554,630
                                                              ========

    Sonus engaged third-party appraisers to conduct a valuation of the tangible and intangible assets and to assist in the determination of the useful lives for such assets. Based on the results of the appraisal, $40,000,000 was allocated to in-process research and development, which was expensed in the first quarter of fiscal 2001. The amounts allocated to developed technology, customer list, assembled workforce and goodwill have been amortized over their estimated useful lives of three years. During the three and nine months ended September 30, 2001, amortization of goodwill and purchased intangibles for the TTI acquisition was $41,301,000 and $107,212,000. In the third quarter of fiscal 2001, Sonus recorded a non-cash impairment charge of $376,719,000 for the write-off of TTI goodwill and certain purchased intangibles (Note 2). Deferred compensation was computed based on the intrinsic value of the unvested TTI options assumed by Sonus and will be expensed over the remaining vesting period of up to four years.

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

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

PRO FORMA INFORMATION

    The following unaudited pro forma information presents a summary of the consolidated results of operations of Sonus and TTI as if the acquisition had occurred on January 1, 2001 and 2000. The pro forma adjustments exclude the one-time write-off of TTI in-process research and development but include the restructuring charges and the write-off of TTI goodwill and certain purchased intangibles for the nine months ended September 30, 2001.

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          ---------------------
                                                            2001        2000
                                                          ---------   ---------
                                                          (IN THOUSANDS, EXCEPT
                                                             PER SHARE DATA)
Revenues................................................  $134,670    $ 43,139
Net loss................................................  (593,612)   (198,158)
Basic and diluted net loss per share....................     (3.47)      (2.19)
Pro forma basic and diluted net loss per share..........                 (1.38)

    The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies from combining operations.

NOTE 4. ACQUISITION OF CERTAIN ASSETS OF LINGUATEQ, INC.

    On July 31, 2001, Sonus completed the acquisition of certain intellectual property and other assets of privately-held Linguateq Incorporated. Linguateq was a provider of data distribution and billing application software for both next generation and legacy networks.

    The acquisition of certain intellectual property and other assets was accounted for using the purchase method of accounting in accordance with SFAS 141, BUSINESS COMBINATIONS. The purchase price has been determined by using the average market value of Sonus common stock for the period from two days before to two days after the terms were agreed upon for the acquisition ($22.53 per share) to value the 221,753 Sonus common shares issued to the Linguateq stockholders at the closing date and adding payments to employees and vendors and expenses of the acquisition. As of September 30, 2001, the purchase price has been computed as follows, in thousands:

Fair market value of shares issued..........................   $4,995
Payments to employees and vendors...........................      241
Acquisition expenses........................................      141
                                                               ------
                                                               $5,377
                                                               ======

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

    In accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS and with the assistance of valuation experts, the purchase price was allocated to the intangible assets acquired based upon their fair values. Based upon these appraisals, the purchase price allocation is as follows, in thousands:

Intangible assets:
  Developed technology and customer list....................   $  700
  In-process research and development.......................    3,800
  Goodwill..................................................      877
                                                               ------
                                                               $5,377
                                                               ======

    Sonus engaged third-party appraisers to conduct a valuation of the intangible assets and to assist in the determination of useful lives for such assets. Based on the results of the appraisal, $3,800,000 was allocated to in-process research and development, which was expensed in the third quarter of fiscal 2001. The amounts allocated to developed technology and customer list are being amortized over their estimated useful lives of up to two years. During the three and nine months ended September 30, 2001, amortization of purchased intangibles for Linguateq was $67,000.

    The valuation of in-process research and development was determined using the income method. Revenue and expense projections for the in-process development project were prepared by the management of Sonus through 2007 and the present value was computed using a discount rate of 25.0%. In the event that the project is not completed and technological feasibility is not achieved, there is no alternative future use for the in-process technology. The assumptions used for the valuation of in-process research and development are the responsibility of management.

NOTE 5. INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out basis) or market and consist of the following, in thousands:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2001            2000
                                                      -------------   ------------
Raw materials.......................................     $ 7,798         $ 3,082
Work in process.....................................       3,500           3,021
Finished goods......................................      12,811          14,565
                                                         -------         -------
                                                         $24,109         $20,668
                                                         =======         =======

NOTE 6. LONG-TERM OBLIGATIONS

    Long-term obligations consist of capital leases and operating lease obligations related to the restructuring. Sonus assumed certain capital leases as part of the acquisition of TTI. The capital leases are due in monthly installments expiring at various dates through March 2005 and accrue interest at

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

annual rates ranging from 4.62% to 14.39%. The future payments under these capital leases and amounts due for long-term obligations, as of September 30, 2001, are as follows, in thousands:

CAPITAL LEASES:
Total minimum lease payments................................  $ 1,566
Less amount representing interest...........................     (132)
                                                              -------
Present value of minimum payments...........................    1,434
Less current portion of capital leases......................   (1,153)
                                                              -------
Long-term portion of capital leases.........................      281

RESTRUCTURING EXPENSES:
Long-term portion of restructuring expenses.................   12,460
                                                              -------
Total long-term obligations.................................  $12,741
                                                              =======

NOTE 7. CONVERTIBLE SUBORDINATED NOTES

    In May 2001, Sonus completed a private placement of an aggregate principal amount of $10,000,000 of 4.75% convertible subordinated notes, due May 1, 2006, with a customer. Interest payments are due semi-annually on May 1 and November 1 of each year through 2006. The notes may be converted by the holder into shares of Sonus' common stock at any time before their maturity or prior to their redemption or repurchase by Sonus. The conversion rate is 33.314 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. After May 1, 2004, Sonus has the option to redeem all or a portion of the notes at 100% of the principal amount. Also, at any time if the market price of Sonus' common stock exceeds $60.04 per share for twenty trading days in any thirty trading-day period, Sonus may redeem these notes through the issuance of shares of common stock or for cash.

NOTE 8. LEASE COMMITMENTS

    Sonus leases its facilities under operating leases, which expire through January 2009. Sonus is responsible for certain real estate taxes, utilities and maintenance costs under these leases. The future minimum annual payments under operating lease arrangements, including those leases assumed as part of the TTI acquisition, as of December 31, 2000 are as follows: $4,015,000 in 2001; $5,376,000 in 2002; $4,236,000 in 2003; $2,786,000 in 2004; $2,339,000 in 2005;
and $6,898,000 thereafter.

NOTE 9. STOCKHOLDERS' EQUITY

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

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

(c) INITIAL PUBLIC OFFERING

    On May 31, 2000, the Company completed its initial public offering of 17,250,000 shares of common stock, which included the exercise of the underwriters' over-allotment option of 2,250,000 shares, at $7.67 per share. The proceeds from the initial public offering were $121,600,000, after deducting the underwriters' discounts and commissions and offering expenses paid by us of approximately $10,600,000.

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

    Upon the closing of our acquisition of TTI, Sonus recorded deferred stock-based compensation of $22,600,000 related to the intrinsic value of unvested TTI stock options assumed by Sonus. This deferred compensation will be recognized as an expense over the remaining vesting period of the underlying stock options of up to four years. Additionally, Sonus recorded $55,196,000 of deferred stock-based compensation on 3,000,000 restricted shares of common stock awarded to TTI employees under the 2000 Retention Plan. This deferred compensation will be expensed over the approximate two-year vesting period of the retention shares and has been adjusted for changes in the fair value of Sonus common stock on the date the related milestone release conditions were earned for accounting purposes. Upon termination of an employee, the remaining value of shares held under the 2000 Retention Plan, to which such employee is entitled, if any, will be expensed.

    Sonus has valued the stock options and the issuances of restricted common stock to non-employees based upon the fair market value of the services rendered where Sonus believes the value of these services is more readily determinable than the value of the options or restricted stock. All other grants of options and issuances of restricted stock to non-employees are valued based upon the Black-Scholes option-pricing model. As of September 30, 2001, Sonus has 135,000 stock options and 120,000 shares of restricted common stock outstanding to non-employees. In accordance with Emerging Issues Task Force 96-18, Sonus will record the value at the time the services are provided.

    Total stock-based compensation expense was $39,069,000 and $6,982,000 for the three months ended September 30, 2001 and 2000, and $68,339,000 and $20,347,000 for the nine months ended September 30, 2001 and 2000. Total stock-based compensation expense for the three and nine months ended
September 30, 2001 includes $25,429,000 related to the write-off of deferred compensation with respect to shares held by terminated employees impacted by the restructuring plan (Note 2). Based on the grant of stock options, sale of restricted common stock and grant of awards of restricted common stock through September 30, 2001, Sonus expects stock-based compensation expense to impact its results through fiscal 2005.

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

NOTE 10. SUPPLEMENTAL CASH FLOW INFORMATION

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           -------------------
                                                             2001       2000
                                                           --------   --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest...............  $    230   $   209
                                                           ========   =======

  ACQUISITION OF TELECOM TECHNOLOGIES, INC:
  Tangible assets........................................  $  6,312   $    --
  Liabilities assumed....................................   (21,184)       --
  Goodwill and purchased intangibles.....................   525,718        --
  Issuance of common stock in connection with
    acquisition..........................................  (505,013)       --
  Cash acquired..........................................       (90)       --
                                                           --------   -------
  Acquisition, net of cash acquired......................     5,743        --
                                                           --------   -------

  ACQUISITION OF CERTAIN ASSETS OF LINGUATEQ, INC.:
  Goodwill and purchased intangibles.....................     5,377        --
  Issuance of common stock in connection with
    acquisition..........................................    (4,995)       --
                                                           --------   -------
  Acquisition............................................       382        --
                                                           --------   -------

  TOTAL ACQUISITIONS, NET OF CASH ACQUIRED...............  $  6,125   $    --
                                                           ========   =======

SUPPLEMENTARY DISCLOSURE OF NON-CASH TRANSACTION:
  Conversion of redeemable convertible preferred stock
    into common stock....................................  $     --   $70,859
                                                           ========   =======

NOTE 11. SUBSEQUENT EVENT

    On November 8, 2001, a securities class action complaint was filed against the Company, two of its officers and the lead underwriters in connection with our initial public offering. The complaint alleges violations of federal securities laws by making material false and misleading statements in the Company's prospectus incorporated in its registration statement on Form S-1 filed with the SEC in May 2000. The complaint is generally related to the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between the underwriters and certain purchasers to make additional purchases in the after market. Sonus is in the process of reviewing the complaint and anticipates it will defend this action vigorously.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are subject to a number of risks and uncertainties. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about ourselves and our industry. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the factors set forth in "Cautionary Statements" beginning on page 22 of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to Sonus' Annual Report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

    We are a leading provider of voice infrastructure products for the new public network. We offer a new generation of carrier-class switching equipment and software that enable voice services to be delivered over packet-based networks.

    Since our inception, we have incurred significant losses and, as of September 30, 2001 had an accumulated deficit of $716.0 million. We have not achieved profitability on a quarterly or an annual basis, and anticipate that we will continue to incur net losses. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues. We expect to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

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

    Sonus began shipping product to customers during the fourth quarter of fiscal 1999 and recorded its first revenues of $51.8 million in fiscal 2000. For the first nine months of fiscal 2001, Sonus recognized $134.3 million in revenue. For the six consecutive quarters ending June 30, 2001, our revenue increased each quarter sequentially compared to the previous quarter. However, our revenue declined sequentially in the third quarter of fiscal 2001 to $40.3 million due to unfavorable business conditions primarily caused by declines in capital spending by telecommunications service providers. In response to these unfavorable economic conditions, in September 2001 Sonus announced a restructuring plan designed to reduce expenses and align its cost structure with its revised business outlook. Accordingly, Sonus recorded a restructuring charge in the third quarter of fiscal 2001 of $25.8 million for a worldwide workforce reduction, consolidation of excess facilities and other charges, a non-cash impairment charge of $376.7 million for the write-off of goodwill and certain purchased intangibles of TTI and a $25.4 million write-off of deferred compensation for shares and options held by terminated employees. See Note 2 to our unaudited condensed consolidated financial statements.

ACQUISITION OF TELECOM TECHNOLOGIES, INC.

    On January 18, 2001, we acquired TTI. Upon the closing of this acquisition, we issued an aggregate of 10,800,000 shares of common stock in exchange for all outstanding capital stock of TTI. Of the 10,800,000 shares issued to the TTI shareholders, 1,200,000 shares were placed into escrow as security for indemnity obligations under the merger agreement, and will be released to TTI shareholders upon expiration of those indemnity obligations, expected to be on the first anniversary of the closing date. In addition, TTI shareholders have the right to receive an aggregate of 4,200,000 additional shares of common stock, which have been placed in escrow in the event that TTI achieves certain specified business expansion and product development milestones from time to time prior to December 31, 2002. As of September 30, 2001, 2,400,000 milestone related shares had been released from escrow. In connection with our acquisition of TTI, we adopted our 2000 Retention Plan and issued 3,000,000 shares of common stock under this plan to certain employees of TTI who became employees of Sonus, the vesting of which shares are subject to continued employment and the attainment of business expansion and product development milestones. Due to the termination of certain TTI employees in connection with the restructuring plan, approximately 1,000,000 shares of common stock under the 2000 Retention Plan are scheduled to be released.

    We have accounted for the acquisition as a purchase for financial reporting purposes. Accordingly, Sonus' financial statements for the three and nine months ended September 30, 2001 reflect the results of operations of TTI since the date of acquisition. The purchase price was allocated to TTI's assets and liabilities based on the fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets acquired has been classified as goodwill. In addition, a portion of the purchase price has been allocated to in-process research and development. Additionally, since the closing date, the purchase price has been increased as escrowed shares subject to milestone conditions were earned for accounting purposes. Goodwill and other intangibles have been amortized by charges to operations over their estimated useful lives of three years and purchased in-process research and development was charged to operations at the time of closing. Sonus has recorded deferred stock-based compensation relating to the issuance of awards under our 2000 Retention Plan. The amount of charges for stock-based compensation will be significant and will therefore have a material negative impact on the combined company's future operating results. In the third quarter of fiscal 2001, Sonus recorded a non-cash impairment charge of $376.7 million for the write-off of goodwill and purchased intangibles related to the acquisition of TTI.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

  REVENUES.  Revenues were $40.3 million for the three months ended
September 30, 2001, an increase of $24.7 million, or 159% from $15.6 million for the same period in fiscal 2000. Revenues were $134.3 million for the nine months ended September 30, 2001, an increase of $111.1 million, or 480% from $23.2 million for the same period in fiscal 2000. The increase in revenues for these periods was the result of a significant increase in the sale of voice infrastructure products. For the nine months ended September 30, 2001 and 2000, four and three customers each contributed more than 10% of our revenues which represented an aggregate of 68.8% and 71.1% of total revenues. International revenues, primarily to Asia and Europe, were 21.0% and 12.1% of revenues for the nine months ended September 30, 2001 and 2000.

  GROSS PROFIT. Cost of revenues consist primarily of amounts paid to third-party manufacturers for purchased materials and services, and manufacturing and professional services personnel and related costs. Gross profit was $22.2 million, or 55.0% of revenues, for the three months ended September 30, 2001, compared with $6.7 million, or 43.3% of revenues, for the same period in fiscal 2000. Gross profit was $76.0 million, or 56.6% of revenues, for the nine months ended September 30, 2001, compared with $8.3 million, or 35.9% of revenues, for the same period in fiscal 2000. These increases in gross profit as a percentage of revenues are primarily the result of improved manufacturing efficiencies due to increased volume, product mix and a reduction in material costs. We expect gross profit as a percentage of revenues to increase modestly in the future due to continuing product mix changes and increases in support and maintenance revenues.

  RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, recruiting expenses and prototype costs related to the design, development, testing and enhancement of our products. We expense our research and development costs as incurred. Research and development expenses were $18.7 million for the three months ended September 30, 2001, an increase of $11.7 million, or 167%, from $7.0 million for the same period in fiscal 2000. Research and development expenses were $49.4 million for the nine months ended September 30, 2001, an increase of $31.2 million, or 171%, from $18.2 million for the same period in fiscal 2000. These increases reflect costs primarily associated with a significant increase in personnel and personnel-related expenses including our acquisition of TTI, and, to a lesser extent, prototype and software expenses for the development of our products. We believe that our restructuring actions will reduce research and development expenses from the current level beginning in the fourth quarter of fiscal 2001, with the full effect being realized during the first quarter of fiscal 2002. However, we believe that rapid technological innovation is critical to our long-term success and we intend to continue to make substantial investments to enhance our products and technologies.

  SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries and related personnel expenses, commissions, travel and entertainment expenses, promotions, customer evaluations and other marketing expenses. Sales and marketing expenses were $12.7 million for the three months ended September 30, 2001, an increase of $6.8 million, or 117%, from $5.9 million for the same period in fiscal 2000. Sales and marketing expenses were $31.8 million for the nine months ended September 30, 2001, an increase of $18.2 million, or 134%, from $13.6 million for the same period in fiscal 2000. These increases reflect costs primarily associated with the hiring of additional U.S. and international sales and marketing personnel including our acquisition of TTI, commissions, the opening of international sales offices and, to a lesser extent, travel-related expenses, marketing program costs and trade shows. We believe that our restructuring actions will reduce sales and marketing expenses from the current level beginning in the fourth quarter of fiscal 2001, with the full effect being realized during the first quarter of fiscal 2002.

  GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, recruiting expenses and professional fees. General and administrative expenses were $3.3 million for the three months ended
September 30, 2001, an increase of $1.5 million, or 89%, from $1.8 million for the same period in fiscal 2000. General and administrative expenses were $9.3 million for the nine months ended September 30, 2001, an increase of $5.5 million, or 147%, from $3.8 million for the same period in fiscal 2000. These increases reflect the hiring of additional general and administrative personnel including our acquisition of TTI, and, to a lesser extent, costs associated with being a public company. We believe that our restructuring actions will reduce general and administrative expenses from the current level beginning in the fourth quarter of fiscal 2001, with the full effect being realized during the first quarter of fiscal 2002.

  STOCK-BASED COMPENSATION EXPENSES. Stock-based compensation expenses include the amortization of stock compensation charges resulting from the granting of stock options, including those TTI stock options assumed by Sonus, stock awards to TTI employees under the 2000 Retention Plan, and the sales of restricted common stock to employees and compensation expense associated with the grant of stock options and issuance of restricted stock to non-employees. See Note 9(d) to our unaudited condensed consolidated financial statements. Deferred compensation related to the granting of stock options and sales of restricted common stock to employees, including those TTI stock options assumed by Sonus, are being amortized over the vesting periods of four to five years. The deferred compensation associated with the 2000 Retention Plan awarded to TTI employees will be expensed over the approximate two-year vesting period of the retention shares. These amounts have been adjusted for changes in the fair value of Sonus common stock on the date the related milestone release conditions were earned for accounting purposes. Upon the termination of an employee, the remaining value of shares held under the 2000 Retention Plan, to which such employee is entitled, if any, will be expensed. The compensation expense associated with non-employees is recorded at the time services are provided.

    Stock-based compensation expenses were $39.1 million for the three months ended September 30, 2001, an increase of $32.1 million, from $7.0 million for the same period in fiscal 2000. Stock-based compensation expenses were $68.3 million for the nine months ended September 30, 2001, an increase of $48.0 million, from $20.3 million for the same period in fiscal 2000. These increases are primarily due to the amortization of deferred stock-based compensation resulting from the unvested TTI stock options assumed by Sonus, retention stock awards issued to TTI employees and the write-off of $25.4 million of deferred compensation of shares held by terminated employees impacted by the restructuring plan. Based on the grant of stock options, sale of restricted common stock and grant of awards of restricted common stock through September 30, 2001, we expect stock-based compensation expense to impact our results through fiscal 2005.

  GOODWILL, PURCHASED INTANGIBLES AND IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES. In January 2001, Sonus acquired certain intellectual property, in-process research and development and intangible assets in connection with our acquisition of TTI, which resulted in the recording of $525.7 million of goodwill and other intangibles. Results of operations for the three months ended September 30, 2001 include $41.3 million in amortization of TTI goodwill and purchased intangibles. Results of operations for the nine months ended
September 30, 2001, include $107.2 million in amortization of TTI goodwill and purchased intangibles and a $40.0 million write-off of purchased in-process research and development. Due to the write-off of $376.7 million in TTI goodwill and certain purchased intangibles in the third quarter of fiscal 2001, amortization expense for the fourth quarter of fiscal 2001 will be substantially reduced from its current level. See Notes 2 and 3 to our unaudited condensed consolidated financial statements.

    In July 2001, Sonus completed the acquisition of certain intellectual property and other assets of privately-held Linguateq Incorporated, a provider of data distribution and billing application software. Results of operations for the three and nine months ended include the amortization of purchased intangibles and a non-cash charge of $3.8 million for purchased in-process research and development.

  RESTRUCTURING CHARGES. On September 26, 2001, in response to unfavorable business conditions largely caused by a rapid further decrease in capital spending by telecommunications service providers, Sonus announced a restructuring plan designed to reduce expenses and align its cost structure with its revised business outlook. Accordingly, during the third quarter of fiscal 2001, Sonus recorded a restructuring charge of $25.8 million for a worldwide workforce reduction, consolidation of excess facilities and other charges.

    WORKFORCE REDUCTION

    Restructuring actions resulted in the reduction of Sonus' workforce by approximately 150 employees, or 21%. The affected employees are entitled to severance and other benefits for which Sonus recorded a charge of $4.5 million in the third quarter of fiscal 2001. Cash expenditures relating to workforce reductions will be substantially paid in the fourth quarter of fiscal 2001.

    CONSOLIDATION OF EXCESS FACILITIES AND OTHER CHARGES

    The Company recorded a restructuring charge in the third quarter of fiscal 2001 of $21.3 million for the consolidation of excess facilities and other miscellaneous charges, which are included on the balance sheet as accrued restructuring expenses and long-term obligations. Cash expenditures relating to the consolidation of excess facilities and other miscellaneous charges will begin to be paid in the fourth quarter of fiscal 2001 and are expected to continue through January 2009.

  WRITE-OFF OF GOODWILL AND PURCHASED INTANGIBLES. In light of negative industry and economic conditions, a general decline in technology valuations and our decision to discontinue the development and use of non-strategic and overlapping products and services, we performed an assessment of the carrying value of the goodwill and purchased intangibles recorded in connection with our acquisition of TTI. In accordance with SFAS 121, Sonus recorded a non-cash impairment charge of $376.7 million in the third quarter of fiscal 2001 for the write-off of goodwill and certain purchased intangibles because the estimated undiscounted future cash flows of these assets was less than the carrying value.

  INTEREST INCOME (EXPENSE), NET. Interest income, net of interest expense was $1.2 million for the three months ended September 30, 2001, a decrease of $1.3 million from $2.5 million for the same period in fiscal 2000. Interest income, net of interest expense was $4.3 million for the first nine months ended September 30, 2001, an increase of $461,000 from $3.8 million for the same period in fiscal 2000. The decrease for the third quarter of fiscal 2001 compared to the same period of the prior year reflects decreasing interest rates and invested balances and increasing interest expenses incurred on convertible subordinated notes and capital lease arrangements. The increase for the first nine months of fiscal 2001 compared to the same period of the prior year reflects higher invested balances partially offset by decreasing interest rates and increasing interest expense.

  INCOME TAXES. No provision for income taxes has been recorded for the three and nine months ended September 30, 2001 and 2000, due to accumulated net losses. We did not record any tax benefits relating to these losses or other tax benefits due to the uncertainty surrounding the realization of these future tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to our initial public offering, we financed our operations primarily through private sales of redeemable convertible preferred stock totaling
$70.7 million in net proceeds. Upon the closing of our initial public offering on May 31, 2000, the Company received cash proceeds, net of underwriters' discount and offering expenses, totaling $121.6 million, and all of our redeemable convertible preferred stock converted into 96,957,222 shares of common stock. At September 30, 2001, cash, cash equivalents and marketable securities totaled $137.4 million.

    Net cash used in operating activities was $2.9 million for the nine months ended September 30, 2001, as compared to $9.0 million for the nine months ended September 30, 2000. The cash used in operating activities in the nine months ended September 30, 2001 compared to the same period of the prior year reflects a significantly higher net loss and a reduction in accounts payable offset by higher non-cash charges, decreases in accounts receivable and an increase in accrued restructuring expenses.

    Net cash used in investing activities was $62.5 million for the nine months ended September 30, 2001, as compared to cash provided by investing activities of $4.6 million for the nine months ended September 30, 2000. Net cash used in investing activities for the nine months ended September 30, 2001 primarily reflects net purchases of marketable securities of $34.9 million, purchases of property and equipment of $21.4 million and cash expenditures associated with our acquisitions of $6.1 million. The amount of capital expenditures in the near term are anticipated to be consistent with the current quarterly level.

    Net cash provided by financing activities was $25.8 million for the nine months ended September 30, 2001, as compared to $148.1 million for the nine months ended September 30, 2000. The net cash provided for the nine months ended September 30, 2001 resulted from the sale of common stock, long-term restructuring obligations, the exercise of stock options and the issuance of $10.0 million in convertible subordinated notes offset by the repayment of $8.0 million in a bank note payable assumed as part of the acquisition of TTI. The net cash provided for the nine months ended September 30, 2000, is primarily a result of net proceeds received from the Sonus' initial public offering and to a lesser extent, from the sale of Series D redeemable convertible preferred stock, partially offset by repayment of long-term obligations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling of interest method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangibles and instead subjects these assets to periodic impairment assessments. SFAS No. 142 is effective immediately for all goodwill and certain other intangible assets acquired after June 30, 2001 and shall commence on January 1, 2002 for all goodwill and certain other intangibles existing on June 30, 2001. Sonus is currently assessing the potential impact SFAS No. 141 and SFAS No. 142 will have on its financial statements.

    In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Sonus is currently reviewing this statement to determine the effect on its financial statements.

CAUTIONARY STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth in the following cautionary statements and elsewhere in this Quarterly Report on Form 10-Q. If any of the following risks were to occur, our business, financial condition or results of operations would likely suffer and the trading price of our common stock would likely decline.

WE EXPECT THAT A MAJORITY OF OUR REVENUES WILL BE GENERATED FROM A LIMITED NUMBER OF CUSTOMERS AND OUR REVENUES WILL NOT GROW IF WE DO NOT SUCCESSFULLY SELL PRODUCTS TO THESE CUSTOMERS.

    To date, we have shipped our products to a limited number of customers and only during the first quarter of fiscal 2000 did we begin to recognize revenues. We expect that in the foreseeable future, substantially all of our revenues will depend on sales of our products to a limited number of customers. For example, four and three customers each contributed more than 10% of our revenues for the nine months ended September 30, 2001 and 2000, which represented an aggregate of 69% and 71% of total revenues. Some of the customers to whom we have shipped products have deployed our products in their commercial networks, while others are using our products in laboratory testing or internal trials. Our customers may not, or may not continue to, deploy our products in their commercial networks on a timely basis, or at all, and any delay or failure by our customers to introduce commercial services based on our products, or a downturn in their business, would seriously harm our ability to sell products and generate revenues.

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

WE HAVE BEEN IN BUSINESS FOR A SHORT PERIOD OF TIME WHICH MAKES FORECASTING DIFFICULT.

    We were founded in August 1997, and only during the first quarter of fiscal 2000 did we begin to recognize any revenues. As a result of our limited operating history, it is difficult to accurately forecast revenues and there is limited meaningful historical financial data upon which to base planned operating expenses. In addition, our operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are, and will continue to be, fixed in the short-term. Changes in capital spending levels by telecommunications service providers further complicate the forecasting process.

WE ARE EXPOSED TO GENERAL ECONOMIC CONDITIONS.

    Our business is subject to the effects of general economic conditions in the United States and globally, and, in particular, market conditions in the telecommunications industry. In the third quarter of fiscal 2001, our operating results have been adversely affected as a result of unfavorable business conditions primarily caused by declines in capital spending from telecommunications service providers. If the economic conditions in the United States and globally do not improve, or if we experience a worsening in the global economic and/or telecommunications industry slowdown, we may continue to experience adverse impacts on our business, operating results and financial condition.

REVENUES TO EMERGING SERVICE PROVIDERS MAY INCREASE THE UNPREDICTABILITY OF OUR RESULTS.

    A substantial portion of our revenues have come from emerging service providers who are the primary early adopters of our voice infrastructure products. As a result of current economic and market conditions, many emerging service providers have seen a decrease in funding available to finance large capital expenditures. This has contributed to the uncertainty of the amounts and timing of capital expenditures by emerging service provider customers for products such as those we offer. Additionally, ability to recognize revenue from emerging service provider customers will depend on the relative financial strength of the particular customer. Our operating results could be materially and adversely affected if any present or future emerging service providers were to choose to reduce its level of orders or were to experience financial, operational or other difficulties that resulted in a reduction of orders to us or a delay or failure to pay our receivables.

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

    - the cancellation or deferral of existing customer orders;

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

WE MAY NOT BECOME PROFITABLE.

    We have incurred significant losses since inception and expect to continue to incur losses in the future. As of September 30, 2001, we had an accumulated deficit of $716.0 million and had only recognized cumulative revenues since inception of $186.2 million through September 30, 2001. We have not achieved profitability on a quarterly or annual basis. As a result of our acquisition of telecom technologies, inc., or TTI, we expect to incur significant additional expenses for stock-based compensation which will make achieving profitability more difficult in the near to mid-term. Our revenues may not grow and we may never generate sufficient revenues to achieve or sustain profitability.

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

IF WE FAIL TO COMPETE SUCCESSFULLY, OUR ABILITY TO INCREASE OUR REVENUES OR ACHIEVE PROFITABILITY WILL BE IMPAIRED.

    Competition in the telecommunications market is intense. This market has historically been dominated by large companies, such as Lucent Technologies and Nortel Networks, both of whom are our direct competitors. We also face competition from other large telecommunications and networking companies, including Cisco Systems, which have entered our market by acquiring companies that design competing products. In addition, a number of smaller and mostly private companies have announced plans for new products that target market opportunities similar to those we address. Because this market is rapidly evolving, additional competitors with significant financial resources may enter these markets and further intensify competition.

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

    We have expanded our operations rapidly and have hired a significant number of employees during fiscal 2001. Our growth has placed, and our anticipated growth will continue to place, a significant strain on our management systems and resources. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires effective planning and management processes. We expect that we will need to continue to improve our financial, managerial and manufacturing controls and reporting systems, and will need to continue to train and manage our worldwide workforce. If we fail to implement adequate control systems in an efficient and timely manner, our costs may be increased and our growth could be impaired and we may not be able to accurately anticipate and fulfill market demand, the result of which will be a loss of revenues and customers.

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

ANY INVESTMENTS OR ACQUISITIONS WE MAKE COULD DISRUPT OUR BUSINESS AND SERIOUSLY HARM OUR FINANCIAL CONDITION.

    Although we have no current agreements to do so, we intend to consider investing in, or acquiring, complementary products, technologies or businesses. In the event of future investments or acquisitions, we could:

    - issue stock that would dilute our current stockholders' percentage ownership;

    - incur debt or assume liabilities;

    - incur significant impairment charges related to the write-off of goodwill and purchased intangible assets;

    - incur significant amortization expenses related to purchased intangible assets; or

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

    - fund ongoing operations and capital requirements;

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

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

    The market for technology stocks has been and will likely continue to be extremely volatile. The following factors could cause the market price of our common stock to fluctuate significantly:

    - loss of any of our major customers;

    - changes in the financial condition or anticipated capital expenditure purchases of any of our major customers;

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

    - worldwide economic instability; and

    - any acquisitions, distribution partnerships, joint ventures or capital commitments.

    On November 8, 2001, a securities class action complaint was filed against Sonus, two of its officers and the lead underwriters in connection with our initial public offering. Sonus is in the process of reviewing the complaint and anticipates it will defend this action vigorously. In the past securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm our business.

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

PART II--OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

    On November 8, 2001, a purchaser of the Company's common stock filed a complaint in the federal district court for the Southern District of New York against the Company, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with our initial public offering and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased the Company's common stock between the offering on May 24, 2000 and December 6, 2000. The complaint alleges that the Company's registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against the Company are asserted under Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of that Act. Sonus is in the process of reviewing the complaint and anticipates it will defend this action vigorously.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

    On July 31, 2001, Sonus completed the acquisition of certain intellectual property and other assets of privately-held Linguateq Incorporated. Sonus purchased these assets from Linquateq and its secured creditors in exchange for 221,753 shares of Sonus common stock and approximately $382,000 in cash, including acquisition expenses. This transaction was made in reliance on Rule 506 of Regulation D, promulgated under the Securities Act, and
Section 4(2) of the Securities Act as a transaction with an accredited investor not involving a public offering.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: None

(b) Reports on Form 8-K:

    Sonus filed on August 7, 2001 a Current Report on Form 8-K dated July 31, 2001 with the SEC in connection with the purchase of certain intellectual property and other assets of privately-held Linguateq Incorporated.

    Sonus filed on October 11, 2001 a Current Report on Form 8-K dated September 26, 2001 with the SEC in connection with its revised business and financial outlook for the third and fourth quarters of fiscal 2001.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2001                               SONUS NETWORKS, INC.

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