Form 10-K
period 2001-12-31
SONUS NETWORKS INC
filed 2002-03-28
CIK 1105472

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

                      FOR THE YEAR ENDED DECEMBER 31, 2001

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         Common stock, $0.001 par value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [x]    No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy statement or information proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of January 31, 2002, there were 204,220,958 shares of $0.001 par value per share, common stock, outstanding. As of that date, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $740,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The information required in Items 10-13 are incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2002 Annual Meeting of Shareholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS.

OVERVIEW

    We are a leading provider of voice infrastructure products for the new public network. Our products are a new generation of carrier-class switching equipment and software that enable voice services to be delivered over packet-based networks. Our target customers include new and established communications service providers, including long distance carriers, local exchange carriers, Internet service providers, cable operators, international telephone companies and carriers that provide services to other carriers. Many of these carriers have been building packet-based networks to support the dramatic growth in data traffic resulting from Internet use. Packet-based networks, which transport traffic in small bundles, or "packets," offer a significantly more flexible, cost-effective and efficient means for providing communications services than existing circuit-based networks, designed years ago for telephone calls. By enabling voice traffic to be carried over these packet-based networks, our products will accelerate the convergence of voice and data into the new public network.

    Our suite of voice infrastructure products includes the GSX9000-TM- Open Services Switch, the Insignus-TM- Softswitch and the Sonus Insight-TM-Management System. Our products, designed for deployment at the core of a service provider's network, significantly reduce the cost to build and operate voice services compared to traditional alternatives. Moreover, our products offer a powerful and open platform for service providers to increase their revenues through the creation and delivery of new and innovative voice and data services. Our switching equipment and software can be rapidly and easily deployed, and readily expanded to accommodate growth in traffic volumes. Our products also interoperate with service providers' existing telephone infrastructure, allowing them to preserve the investment in their current networks. Designed for the largest telephone networks in the world, our products offer the reliability and voice quality that have been hallmarks of the public telephone network for decades.

    We have been recognized as the 2001 worldwide market share leader for carrier-class packet voice infrastructure products by three market research firms. Our announced customers include many of the world's major service providers: Alestra (Mexico), BellSouth Corporation, China Netcom, Fusion Communications (Japan), Global Crossing, Level 3 Communications, Qwest Communications, Time Warner Telecom, Williams Communications and XO Communications. We sell our products principally through a direct sales force and, in some markets, through distributors and resellers. We also collaborate with our customers to identify and develop new advanced services and applications that they can offer to their customers.

    As a result of the current challenging business environment in the telecommunications industry, many service providers, including some of Sonus' customers, are experiencing financial difficulties, and some are in the process of restructuring their businesses or have filed for bankruptcy. While this has resulted in recent reductions in spending by service providers for products such as those we offer, we believe that over time the market opportunity for packet voice solutions is one of the largest in networking and communications. Synergy Research Group projects that the market for service provider voice over Internet protocol equipment will grow dramatically to more than $6 billion in 2006. Our objective is to capitalize on our early technology and market lead and build the premier franchise in voice infrastructure solutions for the new public network. The following are key elements of our strategy:

    - leverage our technology leadership to achieve key service provider design wins;

    - extend our technology platform from the core of the network to the access edge;

    - expand and broaden our customer base by targeting specific market segments;

    - expand our global sales, marketing, support and distribution capabilities;

    - grow our base of software applications and development partners;

    - actively contribute to the standards definition and adoption process; and

    - pursue strategic acquisitions and alliances.

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

    Deregulation of the telephone industry accelerated with the passage of the Telecommunications Act of 1996. The barriers that once restricted service providers to a specific geography or service offering, such as local or long distance, are disappearing. The opportunity created by opening up the $750 billion telephone services market has encouraged new participants to enter the market and incumbent service providers to expand into new markets, both domestically as well as internationally.

    Competition between new players and incumbents is driving down service prices. With limited ability to reduce the cost structure of the public telephone network, profit margins for traditional telephone services are eroding. In response, service providers are seeking new, creative and differentiated service offerings as the means to introduce new revenue opportunities and to reduce costs.

    Simultaneously, the rapid adoption of the Internet is driving dramatic growth of data traffic. Today, a significant portion of this data traffic is carried over the traditional circuit-switched telephone network. However, the circuit-switched network, designed for voice traffic and built long before the advent of the Internet, is not suited to efficiently transport data traffic. In a circuit-switched network, a dedicated path, or circuit, is established for each call, reserving a fixed amount of capacity or bandwidth in each direction. The dedicated circuit is maintained for the duration of the call across all of the circuit switches spanning the path from origination to the destination of the call, even when no traffic is being sent. As a result, a circuit-switched architecture is highly inefficient for Internet applications, which tend to create large bursts of data traffic followed by long periods of silence.

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

[Two diagrams appear: the first diagram is symmetric and depicts a circuit-switched network. A large, rectangular box labeled "Circuit Switched Network" is in the center. The box contains a series of small shapes aligned linearly and connected by a straight bold line. From left to right, the shapes are a small circle labeled "End Office," two small hexagons labeled "Tandem" and a small circle labeled "End Office." Outside of the rectangular box on each side is an icon representing a telephone connected to the outer circle labeled "End Office" by a bold line. Also on each side and connected to the outer "End Office" circle by dotted lines are icons representing a fax machine and second telephone. Above the rectangular box and connected by dotted lines to each of the small shapes inside of the large rectangle is a shaded oval labeled "SS7." Lower diagram is symmetric and depicts a generic packet-switched network. Shaded cloud labeled "Packet Network" is aligned directly below the rectangular box of the upper diagram. On the left and right side of the cloud, aligned linearly, are icons representing a computer, connected to the cloud by dotted lines. Connected to the bottom of the cloud by dotted lines are three additional computers.]

THE NEED FOR, AND BENEFITS OF, COMBINING VOICE AND DATA NETWORKS

    We believe significant opportunities exist in uniting these separate, parallel networks into a new integrated public network capable of transporting both voice and data traffic. Enormous potential savings can be realized by eliminating redundant or overlapping equipment purchases and reducing network operating costs. Also, combining traditional voice services with Internet or Web-based services in a single network is expected to enable new and powerful high-margin, revenue-generating service offerings such as one-number/follow-me services, unified messaging, Internet click-to-talk, sophisticated call centers and other services.

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

    The early VoIP systems also lack the ability to interoperate with the signaling infrastructure of the circuit-switched network. Without this signaling capability, VoIP applications cannot provide the consistent "look, sound and feel" of traditional telephone calls and are not well-suited to more complex applications such as voicemail, unified messaging and other value-added services.

    The public telephone network is large, highly complex and generates significant revenues, a substantial majority of which are derived from voice services. Given service providers' substantial investment in, and dependence upon, traditional circuit-switched technology, their transition to the new public network will be gradual. During this transition, immediate opportunities exist to reduce the burden on overloaded and expensive circuit-switched resources, such as Internet call diversion. Internet call diversion allows modem-connected Internet calls to be identified and diverted from the circuit-switched network to the packet network, thus optimizing use of valuable network bandwidth.

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

    COMPATIBILITY WITH STANDARDS AND EXISTING INFRASTRUCTURE. New infrastructure equipment and software must support the full range of telephone network standards, including signaling protocols such as SS7 or ISDN and various physical interfaces such as T1 and E1. It must also support data networking protocols such as Internet protocol, or IP, and asynchronous transfer mode, or ATM, as well as newer protocols such as SIP, MGCP, Megaco (H.248) and H.323. Infrastructure solutions must also seamlessly integrate with service providers' existing operations support systems.

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

    INTELLIGENT SOFTWARE IN AN OPEN AND FLEXIBLE PLATFORM. The architecture for the new public network decouples the capabilities of traditional circuit-switching equipment into robust hardware elements and highly intelligent software platforms that provide control, signaling and service creation capabilities. This approach will transform the closed, proprietary circuit-switched public telephone network into a flexible, open environment accessible to a wide range of software developers. Service providers and third-party vendors will be able to develop and implement new applications independent of switch vendors. Moreover, the proliferation of independent software providers promises to drive the creation of innovative voice and data services that could expand service provider revenues.

    SIMPLE AND RAPID INSTALLATION, DEPLOYMENT AND SUPPORT. Infrastructure solutions must be easy to install, deploy, configure and manage. These attributes will enable rapid growth and effective management of dynamic and complex service provider networks.

THE SONUS SOLUTION

    We develop, market and sell what we believe to be the first comprehensive suite of voice infrastructure products purpose-built for the deployment and management of voice and data services over the new public network. The Sonus solution consists of the following carrier-class products:

    - GSX9000-TM- Open Services Switch;

    - Insignus-TM- Softswitch; and

    - Sonus Insight-TM- Management System.

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

[Symmetric diagram with shaded cloud labeled "Packet Network" at the center. Extending from left side of the "Packet Network" cloud is a box with caption reading "Sonus GSX9000(TM) Open Services Switch" and extending from that, connected by a bold line, a small cloud labeled "PSTN", or Public Switched Telephone Network Extending from right side of the "Packet Network" cloud is a box with caption reading "3 rd Party Media Gateways" and extending from that, connected by a bold line, a small cloud labeled "PSTN", or Public Switched Telephone Network. Below the "Packet Network" cloud is a box labeled "IADs" and connected by bold lines are three icons representing telephones. Above the "Packet Network" cloud on the left side are three small boxes labeled "OSPA Enhanced Services." Directly above the "Packet Network" cloud are three icons representing servers labeled "Sonus Insignus(TM) Softswitch." Above the "Packet Network" cloud on the right side is a small icon representing a computer terminal labeled "Sonus Insight(TM) Management."]

    CARRIER-CLASS PERFORMANCE. Our products are designed to offer the highest levels of quality, reliability and interoperability, including:

    - full redundancy, enabling 99.999% availability;

    - voice quality equal or superior to today's circuit-switched network;

    - system hardware designed for Network Equipment Building Standards, or NEBS Level 3, compliance;

    - network monitoring and provisioning designed for Operations System Modifications for the Integration of Network Elements, or OSMINE, compliance;

    - a complete set of service features, addressing those found in the existing voice network and extending them to offer greater flexibility; and

    - sophisticated network management and configuration capabilities.

    COMPATIBILITY WITH INDUSTRY STANDARDS AND EXISTING INFRASTRUCTURE. Our products are designed to be compatible with all applicable voice and data networking standards and interfaces, including:

    - SS7 and other telephone network signaling protocols, including advanced services as well as simple call management and routing;

    - IP, ATM, Ethernet and optical data networking standards;

    - call management standards including SIP, MGCP, H.323 and others;

    - voice coding standards such as G.711 and echo cancellation standard G.168; and

    - all common interfaces, including T1, T3, E1 and optical interfaces.

    The Sonus solution is designed to interface with legacy circuit-switching equipment, supporting the transparent flow of calls and other information between the circuit and packet networks. As a result, our products allow service providers to migrate to the new public network, while preserving their significant legacy infrastructure investments.

    COST EFFECTIVENESS AND HIGH SCALABILITY. The Sonus solution can be used to cost-effectively build packet-based switch configurations supporting a range from a few hundred calls to hundreds of thousands of simultaneous calls. In addition, the capital cost of our equipment is typically half that of traditional circuit-switched equipment. At the same time, our GSX9000-TM- Open Services Switch offers unparalleled density, requires less than one-tenth of the space needed by circuit-switching implementations and requires significantly less power and cooling. This enables a significant reduction in expensive central office facilities cost and allows service providers to deploy our equipment in locations where traditional circuit switches are not even an option given the limited space and environmental services.

    The GSX9000-TM- Open Services Switch can create central office space savings as shown below.

[Three dimensional diagram with a set of four rectangular bars parallel to one another and lined up evenly with caption reading "Traditional Circuit Switch (50,000 calls)." Depicted in front of the rectangular bars is a single, small, upright rectangular box labeled "Sonus GSX9000(TM) Open Services Switch (50,000 calls)." Extending from each of the left and right sides of the small rectangular box back to the sides of the first of the four larger bars is a thin line.]

    OPEN SOFTWARE ARCHITECTURE AND FLEXIBLE PLATFORM. Our Open Services Architecture, or OSA, is based on a software-centric design and a flexible platform, allowing rapid development of new products and services. New services may be developed by us, by service providers or by any number of third parties including software developers and systems integrators. The OSA also facilitates the creation of services that were previously not possible on the circuit-switched network. In addition, we have partnered with a number of third-party application software developers in our Open Services Partner Alliance, or OSPA, to stimulate the growth of new applications available for our platform.

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

    LEVERAGE OUR TECHNOLOGY LEADERSHIP TO ACHIEVE KEY SERVICE PROVIDER DESIGN WINS. As the first company to provide voice infrastructure products for the new public network, we have achieved key design wins with market-leading service providers as they develop the architecture for their new voice networks. We expect service providers to select vendors that provide leading technology and the ability to maintain that technology leadership. Our equipment is an integral part of the network architecture and achieving design wins will enable us to expand our business as these networks are deployed. We have been awarded contracts by major service providers including Alestra, BellSouth Corporation, China Netcom, Fusion Communications, Global Crossing, Level 3 Communications, Qwest Communications, Time Warner Telecom, Williams Communications and XO Communications. Furthermore, by working closely with our customers as they deploy these networks, we gain valuable knowledge regarding their requirements, positioning us to develop product enhancements and extensions that address evolving service provider needs.

    EXTEND OUR TECHNOLOGY PLATFORM FROM THE CORE OF THE NETWORK TO THE ACCESS EDGE. Our robust and sophisticated technology platform has been designed to operate at the heart of the largest networks in the world. From this fundamental position in the trunking infrastructure, we are extending our reach by moving outward to the access segments of the network. Sonus supports multiple carrier applications in a single platform. These applications include long distance/international calling, tandem switching, Internet call diversion, business PBX access, residential access/Centrex, H.323 termination, direct voice over broadband and enhanced services. This approach will allow our customers to design and execute a co-ordinated migration and expansion strategy as they build entirely new networks or transition from their legacy circuit-switched infrastructure.

    EXPAND AND BROADEN OUR CUSTOMER BASE BY TARGETING SPECIFIC MARKET
SEGMENTS. We plan to leverage our early success to penetrate new customer segments. We believe new and incumbent service providers will build the new public network at different rates. The next-generation service providers, who are relatively unencumbered by legacy equipment, have been among the initial purchasers of our equipment and software. Other newer entrants, cable operators, and Internet service providers, or ISPs, are also likely to be early adopters of our products. Incumbents, including interexchange service providers, or IXCs, Regional Bell Operating Companies, or RBOCs, and international PTTs are also expected to adopt packet voice technologies over time.

    EXPAND OUR GLOBAL SALES, MARKETING, SUPPORT AND DISTRIBUTION
CAPABILITIES. Becoming the primary supplier of voice infrastructure for the new public network will require a strong worldwide presence. We are broadening our sales, marketing, support and distribution capabilities to address this need. We have established offices throughout the United States, in China, Japan, Singapore, Germany and France, and in the United Kingdom. In addition, we plan to augment our global direct sales effort with international distribution partners. As a carrier-class solution provider, we are making a significant investment in professional services and customer support.

    GROW OUR BASE OF SOFTWARE APPLICATIONS AND DEVELOPMENT PARTNERS. We have established and promote a partner program, the OSPA, that brings together a broad range of development partners to provide our customers with a variety of advanced services, application options and interoperability testing. Our OSPA partners include companies such as Agilent Technologies, Ericsson, Juniper Networks, Priority Call Management, Redback Networks, Riverstone Networks and Ulticom.

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

    PURSUE STRATEGIC ACQUISITIONS AND ALLIANCES. We intend to expand our products and services through selected acquisitions and alliances. These may include acquisitions of complementary products, technologies and businesses that further enhance our technology leadership or product breadth. We also believe that teaming with companies providing complementary products or services for the new public network will enable us to bring greater value to our customers and extend our lead over potential competitors.

SONUS PRODUCTS

GSX9000-TM- OPEN SERVICES SWITCH

    The Sonus GSX9000-TM- Open Services Switch enables voice traffic to be transported over packet networks. Its carrier-class hardware, which is NEBS Level 3 compliant and designed to provide 99.999% availability with no single point of failure, offers optional full redundancy and full hot-swap capability. It is powered from -48VDC sources standard in central offices and attaches to the central office timing network. The basic building block of a GSX9000-TM- is a shelf. Each shelf is 28" high, mounts in a standard 19" or 23" rack and provides 16 slots for server and adapter modules. The first 2 slots are reserved for management modules, while the other 14 slots may be used for any mix of other module types. It supports the following interfaces:

- T1;                   [Diagram depicting a large box. Detail on
- T3;                   the face includes the Sonus logo in the
- E1;                   upper left corner and a set of vertical
- OC3;                  slots.]
- 100BaseT;
- 1000BaseT; and
- OC12c/STM-4.

    The GSX9000-TM- is designed to deliver voice quality equal, or superior, to that of the legacy circuit-switched public network. It is designed to support the multiple encoding schemes used in circuit switches such as G.711 and delivers a number of other voice compression algorithms. It also is designed to provide world-class echo cancellation, conforming to the latest G.168 standard, on every circuit port. It automatically disables echo cancellation when it detects a modem signal. The GSX9000-TM- is also designed to minimize delay, further enhancing perceived voice quality. The GSX9000-TM- scales to the very large configurations required by major service providers. With density improvements introduced in March 2002, a single GSX9000-TM- shelf will be able to support up to 22,176 simultaneous calls. A single GSX9000-TM-, consisting of multiple shelves, can support 100,000 or more simultaneous calls. The GSX9000-TM- is designed to operate with our Insignus-TM- Softswitch and with softswitches and network products offered by other vendors.

INSIGNUS-TM- SOFTSWITCH

    Softswitches provide the network intelligence in next-generation networks, including call control, signaling, core network routing and a management foundation. Our Insignus-TM- Softswitch is based on a modular architecture that is designed for high performance and scalability, as well as interoperability with third-party gateways, devices and services. The Insignus-TM- Softswitch includes the following functionality:

    - call control and signaling;

    - service selection and routing;

    - line-side endpoint control and services for both residential and enterprise markets;

    - local calling features and regulatory requirements such as emergency services routing; and

    - a gateway between existing SS7/C7 signaling networks and the packet network.

    The Insignus-TM- Softswitch functions can be deployed on the same or separate platforms, and can be configured in either a centralized or distributed manner, based on a service providers' network requirements. This high level of flexibility allows service providers to precisely allocate functionality and processing performance, avoiding the cost of unused resources. Service providers can also deploy additional Insignus-TM- modules as their requirements change. For instance, a service provider deploying the functions for a long distance application might require only service selection routing and SS7 connectivity. As the service provider moves into the local market, it can add line-side endpoint control to deliver access services on the same platform. The Insignus-TM- Softswitch can scale from the smallest single point of presence to the largest global networks.

    The Insignus-TM- Softswitch supports industry-standard protocols such as SIP, H.323 and MGCP, using them for both interaction with third-party products and for communication among components of the Open Services Architecture. The Insignus-TM- Softswitch supports a large number of international SS7/C7 variants, for both call signaling and interaction with legacy intelligent network, or IN, and advanced intelligent network, or AIN, services.

    The Insignus-TM- Softswitch is deployed on industry-standard, NEBS-compliant computing platforms. The Insignus-TM- Softswitch supports redundancy, providing carrier-class reliability. In fully redundant configurations, there is no loss of active calls during switchover for any hardware and software component.

    We believe that in addition to traditional voice services, our Insignus-TM-Softswitch will enable service providers to offer differentiated, value-added features and services developed by us, by application software developers, system integrators or service providers themselves, including:

    - one-number/follow-me services, which route a subscriber's email, phone and Web services to any location;

    - unified messaging that integrates telephone services, email and Web applications, and allows subscribers to have a unified mailbox for email, voicemail and message filtering;

    - conference calling across the Internet;

    - multimedia conferencing;

    - Internet-enabled call centers; and

    - Internet content delivered with voice.

SONUS INSIGHT-TM- MANAGEMENT SYSTEM

    Sonus Insight-TM- is a complete, web-based management system designed to simplify the operation of carrier-class packet voice networks. Sonus Insight-TM-includes the Element Management System, or EMS, and the DataStream Integrator, or DSI, that together provide comprehensive configuration, provisioning, security, alarm reporting, performance data and billing mediation capabilities. Sonus Insight-TM- seamlessly integrates with service providers' existing back-office systems, and offers many tools that enhance and consolidate key management functions, allowing service providers to streamline many of today's labor-intensive processes. Sonus Insight-TM- scales to support hundreds of switches and concurrent users, and is based on industry standards and protocols to facilitate management from any location worldwide.

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

    We have established technical assistance centers in Westford, Massachusetts, Richardson, Texas and in the United Kingdom. The technical assistance centers provide customers with around-the-clock technical support, as well as periodic updates to our software and product documentation. We offer our customers a variety of service plans.

    A key differentiator of our support activities is our professional services group, many members of which hold advanced technical degrees in electrical engineering or related disciplines. We offer a broad range of professional services, including sophisticated network deployment, assistance with logistics and project management support. We also maintain a customer support laboratory in which customers can test the utility of our products for their specific applications and in which they can gain an understanding of the applications enabled by the converged network. Our approach to professional services is designed to ensure that our products are integrated into our customers' networks to meet their specific needs and that these customers realize the maximum value from their networking technology investments. As of December 31, 2001, our customer support and professional services organization consisted of 111 employees.

CUSTOMERS

    Our target customer base includes long distance carriers, local exchange carriers, ISPs, cable operators, international telephone companies and carriers that provide services to other carriers. We have shipped products to customers including: Alestra, BellSouth Corporation, China Netcom, Fusion Communications, Global Crossing, Level 3 Communications, Qwest Communications, Time Warner Telecom, Williams Communications and XO Communications. As a result of the current challenging business environment in the telecommunications industry, many service providers, including some of Sonus' customers, are experiencing financial difficulties, and some are in the process of restructuring their businesses or have filed for bankruptcy. For the year ended December 31, 2001, Fusion Communications, Global Crossing, Qwest Communications and XO Communications each contributed more than 10% of our revenues and collectively represented an aggregate of 67% of our total revenues. Currently, some of our customers have deployed our products in their commercial networks while others are using our products in laboratory testing and internal trials.

SALES AND MARKETING

    We sell our products principally through a direct sales force and, in some markets, through distributors and resellers, including Nissho Electronics Corporation (Japan), Samsung Corporation (Korea) and Sumitomo Corporation (Japan). In addition, we intend to establish relationships with selected original equipment manufacturers and other marketing partners in order to serve particular markets or geographies and provide our customers with opportunities to purchase our products in combination with related services and products.

    Through our Open Services Partner Alliance, or OSPA, vendors achieve interoperability with our products quickly and efficiently, allowing those vendors, as well as service providers, to reduce the time to deploy new services. This partner program also allows service providers to select from a list of vendors that are Sonus "Powered," which signifies proven interoperability with Sonus products. We believe that this flexibility offers those service providers a choice of solutions and value-added services, and enables them to achieve differentiation through an integrated suite of "best-of-breed" solutions.

    As of December 31, 2001, our sales and marketing organization consisted of 101 employees, of which 20 were located in Westford, Massachusetts and 81 were located in sales and support offices in the United States and around the world.

RESEARCH AND DEVELOPMENT

    We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology into new products and maintaining comprehensive product and service offerings. Our research and development process is driven by the availability of new technology, market data and customer feedback. We have invested significant time and resources in creating a structured process for undertaking all product development projects.

    We have assembled a team of highly skilled engineers with significant telecommunications and networking industry experience. Our engineers have experience in, and have been drawn from, leading computer data networking, telecommunications and multimedia companies. As of December 31, 2001, we had 306 employees responsible for research and development, of which 268 were software and quality assurance engineers and 38 were hardware engineers. Our engineering effort is focused on new applications and network access features, new network interfaces, improved scalability, interoperability, quality, reliability and next generation technologies. We currently maintain United States research and development offices in Massachusetts, New Jersey, Virginia and Texas and have an office in the United Kingdom. In addition, we have a joint development effort in Japan with Nissho Electronics Corp. and NTT Communicationware Corp., a wholly owned subsidiary of NTT, the world's largest carrier.

    We have made, and intend to continue to make, a substantial investment in research and development. Research and development expenses were $65.0 million for the year ended December 31, 2001, $26.4 million for the year ended December 31, 2000 and $10.8 million for the year ended December 31, 1999.

COMPETITION

    The market for voice infrastructure products for the new public network is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future. Our primary sources of competition include vendors of networking and telecommunications equipment, such as Cisco Systems, Lucent Technologies and Nortel Networks. Some of our competitors have significantly greater financial resources than we do and are able to devote greater resources to the development, promotion, sale and support of their products. In addition, these competitors have more extensive customer bases and broader customer relationships than we do, including relationships with our potential customers. Numerous smaller and mostly private companies are also focusing on similar market opportunities.

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

INTELLECTUAL PROPERTY

    Our success and ability to compete are dependent on our ability to develop and maintain our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We presently hold three patents, and have seven patent applications pending in the United States. In addition, we have fifteen patent applications pending abroad. We can't be certain that patents will be granted based on these pending applications. We seek to protect our intellectual property by:

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

    We have incorporated third-party licensed technology into our current products. From time to time, we may be required to license additional technology from third parties to develop new products or product enhancements. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. The inability to maintain or re-license any third-party licenses required in our current products, or to obtain any new third-party licenses to develop new products and product enhancements, could require us to obtain substitute technology of lower quality or performance standards or at greater cost, and delay or prevent us from making these products or enhancements, any of which could seriously harm the competitiveness of our products.

MANUFACTURING

    Currently, we outsource the manufacturing of our products. Our contract manufacturers provide comprehensive manufacturing services, including assembly of our products and procurement of materials on our behalf. We perform final test and assembly at our facility to ensure that we meet our internal and external quality standards. We believe that outsourcing our manufacturing will enable us to conserve working capital, better adjust manufacturing volumes to meet changes in demand and more quickly deliver products. At present, we purchase products from our outside contract manufacturers on a purchase order basis. We may not be able to enter into long-term contracts with outside manufacturers on terms acceptable to us, if at all. As of December 31, 2001, we had 40 employees responsible for manufacturing, purchasing, final testing and assembly.

EMPLOYEES

    As of December 31, 2001, we had a total of 593 employees, including 306 in research and development, 101 in sales and marketing, 111 in customer support and professional services, 40 in manufacturing and 35 in finance and administration. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

ITEM 2. PROPERTIES.

    Our headquarters are located in a leased facility in Westford, Massachusetts, consisting of 90,000 square feet under leases that expire in March 2004. We have additional facilities in Westford and Littleton, Massachusetts, consisting of an aggregate of 51,000 square feet under subleases that expire through December 2008, and in Richardson, Texas, consisting of 25,000 square feet under a lease expiring in April 2003. We also lease short-term office space in Colorado, Oklahoma, New Jersey, Virginia, China, Japan, Singapore and the United Kingdom. We believe our existing facilities are adequate for our current needs and that suitable additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS.

    On November 8, 2001, a purchaser of Sonus' common stock filed a complaint in the federal district court for the Southern District of New York against Sonus, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with our initial public offering (IPO) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased Sonus' common stock between the IPO on May 24, 2000 and December 6, 2000. The complaint alleges that Sonus' registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against Sonus are asserted under Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of that Act. Sonus intends to vigorously defend this action.

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

    In May 2000, Sonus completed its IPO of 17,250,000 shares of common stock, which includes the exercise of the underwriters' over-allotment option of 2,250,000 shares, at $7.67 per share. The IPO generated net proceeds of $121,705,000, after deducting the underwriting discount and commissions and offering expenses of $10,545,000.

    The following table sets forth, for the time periods indicated, the high and low sales prices of the common stock as reported on the Nasdaq National Market.

                                                                HIGH       LOW
                                                              --------   --------
FISCAL 2001:
First quarter...............................................   $46.50     $16.25
Second quarter..............................................    33.80      12.00
Third quarter...............................................    25.00       2.26
Fourth quarter..............................................     8.37       2.44

FISCAL 2000:
Second quarter (since May 25, 2000).........................    56.65      10.67
Third quarter...............................................    93.67      38.50
Fourth quarter..............................................    49.00      18.50

    We have never declared or paid cash dividends and have no present intention to pay cash dividends in the foreseeable future. Further, our bank agreement prohibits us from declaring any cash dividends. At January 9, 2002, there were approximately 960 holders of record of our common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

    The following selected consolidated financial data of Sonus should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes to those statements included elsewhere in this report.

                                                                                                PERIOD FROM
                                                                                                 INCEPTION
                                                                                                 (AUGUST 7,
                                                            YEAR ENDED DECEMBER 31,               1997) TO
                                                   ------------------------------------------   DECEMBER 31,
                                                     2001        2000       1999       1998         1997
                                                   ---------   --------   --------   --------   ------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues.........................................  $ 173,199   $ 51,770   $     --   $    --       $   --
Cost of revenues (1).............................     75,698     27,848      1,861        --           --
                                                   ---------   --------   --------   -------       ------
Gross profit (loss)..............................     97,501     23,922     (1,861)       --           --

Operating expenses:
  Research and development (1)...................     65,004     26,430     10,780     5,824          299
  Sales and marketing (1)........................     42,267     21,569      5,606       426           --
  General and administrative (1).................     13,068      5,477      1,723       919          187
  Stock-based compensation.......................     75,500     26,729      4,404        59           --
  Amortization of goodwill and purchased
    intangibles..................................    107,759         --         --        --           --
  Write-off of goodwill and purchased
    intangibles..................................    374,735         --         --        --           --
  Restructuring charges..........................     25,807         --         --        --           --
  In-process research and development............     43,800         --         --        --           --
                                                   ---------   --------   --------   -------       ------
Total operating expenses.........................    747,940     80,205     22,513     7,228          486
                                                   ---------   --------   --------   -------       ------
Loss from operations.............................   (650,439)   (56,283)   (24,374)   (7,228)        (486)
Interest income (expense), net...................      5,007      6,245        487       314           25
                                                   ---------   --------   --------   -------       ------
Net loss.........................................   (645,432)   (50,038)   (23,887)   (6,914)        (461)
Beneficial conversion feature of Series C
  preferred stock................................         --         --     (2,500)       --           --
                                                   ---------   --------   --------   -------       ------
Net loss applicable to common stockholders.......  $(645,432)  $(50,038)  $(26,387)  $(6,914)      $ (461)
                                                   =========   ========   ========   =======       ======

Net loss per share (2):
  Basic and diluted..............................  $   (3.74)  $  (0.52)  $  (1.84)  $ (1.42)      $   --
  Pro forma basic and diluted....................                 (0.37)     (0.25)
Shares used in computing net loss per share (2):
  Basic and diluted..............................    172,382     95,877     14,324     4,858           --
  Pro forma basic and diluted....................               135,057     96,188

                                                                         DECEMBER 31,
                                                   --------------------------------------------------------
                                                     2001        2000       1999       1998        1997
                                                   ---------   --------   --------   --------   -----------
                                                                        (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and marketable
  securities.....................................  $ 125,067   $142,065   $ 23,566   $16,501      $6,606
Working capital..................................     97,023    135,597     19,604    15,321       6,308
Total assets.....................................    184,884    194,835     30,782    18,416       6,987
Long-term obligations, less current portion......     12,698         --      3,402     1,220           6
Convertible subordinated notes...................     10,000         --         --        --          --
Redeemable convertible preferred stock...........         --         --     46,109    22,951       7,100
Total stockholders' equity (deficit).............    102,885    150,706    (25,199)   (7,097)       (447)

--------------------------

(FOOTNOTES ON FOLLOWING PAGE)

(1) Excludes non-cash, stock-based compensation expense as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                2001       2000       1999       1998
                                                              --------   --------   --------   --------
                                                                           (IN THOUSANDS)
Cost of revenues............................................  $ 1,328    $   404     $   92      $--
Research and development....................................   43,553     11,428      1,537       29
Sales and marketing.........................................   18,300     12,051      2,104       12
General and administrative..................................   12,319      2,846        671       18
                                                              -------    -------     ------      ---
                                                              $75,500    $26,729     $4,404      $59
                                                              =======    =======     ======      ===

(2) See Note 1 (o) to our consolidated financial statements for an explanation of the method of calculation. Pro forma per share calculation reflects the conversion of all outstanding shares of redeemable convertible preferred stock into shares of common stock which occurred upon the closing of our IPO in May 2000, as if the conversion occurred at the date of original issuance.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

    Sonus is a leading provider of voice infrastructure products for the new public network. We offer a new generation of carrier-class switching equipment and software that enables voice services to be delivered over packet-based networks.

    Since our inception, we have incurred significant losses and, as of December 31, 2001, had an accumulated deficit of $729.4 million. We have not achieved profitability on a quarterly or an annual basis, and anticipate that we will continue to incur net losses. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

    We sell our products primarily through a direct sales force and, in some markets, through resellers and distributors. In the future, we anticipate expanding our sales efforts to include additional overseas distribution partners. Customers' decisions to purchase our products to deploy in commercial networks involve a significant commitment of resources and a lengthy evaluation, testing and product qualification process. We believe these long sales cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, will cause our revenues and results of operations to vary significantly and unexpectedly from quarter to quarter. We expect to recognize revenues from a limited number of customers for the foreseeable future.

    Sonus began shipping product to customers during the fourth quarter of fiscal 1999 and recorded its first revenues of $51.8 million in fiscal 2000. For the year ended December 31, 2001, Sonus recognized $173.2 million in revenue. For the six consecutive quarters ending June 30, 2001, our revenue increased each quarter sequentially compared to the previous quarter. However, our revenue declined sequentially in the third and fourth quarters of fiscal 2001 to $40.3 million and $38.9 million, due to unfavorable business conditions primarily caused by declines in capital spending by telecommunications service providers. As a result of the current challenging business environment in the telecommunications industry, many service providers, including some of Sonus' customers are experiencing financial difficulties, and some are in the process of restructuring their businesses or have filed for bankruptcy. Due to these factors, our revenues could be further reduced.

    In response to these unfavorable economic conditions, in September 2001, Sonus announced a restructuring plan designed to reduce expenses and align its cost structure with its revised business outlook. Accordingly, Sonus recorded a restructuring charge in fiscal 2001 of $25.8 million for a worldwide workforce reduction, consolidation of excess facilities and other charges, a non-cash impairment charge of $374.7 million for the write-off of goodwill and certain purchased intangibles related to the acquisition of telecom technologies, inc.
(TTI) and a $25.4 million write-off of deferred compensation for shares and options held by terminated employees. See Note 2 to our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

    The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

    Our revenue recognition policy complies with SEC Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. See Note 1(h) to our consolidated financial statements.

    The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, the actual results could differ from these estimates.

    Inventory purchases and commitments are based upon estimated future demand for our products. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross profit could be adversely affected.

    We accrue for warranty costs based on the historical rate of claims and costs to provide warranty services. If we experience an increase in warranty claims which are higher than our historical experience or our costs to provide warranty services increase, our gross profit could be adversely affected.

    We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

ACQUISITION OF TELECOM TECHNOLOGIES, INC.

    In January 2001, we acquired TTI. Upon the closing of this acquisition, we issued an aggregate of 10,800,000 shares of common stock in exchange for all outstanding capital stock of TTI. Of the 10,800,000 shares issued to the TTI shareholders, 1,200,000 shares were placed into escrow as security for indemnity obligations which were released to TTI shareholders on January 18, 2002. Also during 2001, TTI shareholders received an additional 4,200,000 shares of common stock upon the achievement of certain specified business expansion and product development milestones. In connection with our acquisition of TTI, we adopted our 2000 Retention Plan and issued 3,000,000 shares of common stock under this plan to certain employees of TTI who became employees of Sonus. These shares vest subject to continued employment and the attainment of the business expansion and product development milestones. Due to the termination of certain former TTI employees in connection with the restructuring plan in September 2001, restrictions associated with approximately 860,000 shares of common stock awarded under the 2000 Retention Plan have been removed.

    We accounted for the acquisition as a purchase for financial reporting purposes. Accordingly, Sonus' financial statements for the year ended
December 31, 2001 reflect the results of operations of TTI since the date of acquisition. The purchase price was allocated to TTI's assets and liabilities based on the fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the fair value of the net tangible assets and identifiable intangible assets acquired has been classified as goodwill. In addition, a portion of the purchase price was allocated to in-process research and development. Additionally, since the closing date, the purchase price has been increased as escrowed shares subject to milestone conditions were earned. Goodwill and other intangibles have been amortized by charges to operations over their estimated useful lives of three years and purchased in-process research and development was charged to operations at the time of closing. Sonus has recorded deferred stock-based compensation relating to the issuance of awards under our 2000 Retention Plan. For the year ended December 31, 2001, Sonus recorded a non-cash impairment charge of $374.7 million for the write-off of goodwill and certain purchased intangibles related to the acquisition of TTI. See Notes 2 and 3 to our consolidated financial statements.

RESULTS OF OPERATIONS

    REVENUES. Revenue is recognized from product sales to end users, resellers and distributors upon shipment, provided there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of the related receivable is probable. If uncertainties exist, we recognize revenue when those uncertainties are resolved. In multiple element arrangements, in accordance with Statement of Position 97-2 and 98-9, we use the residual method to recognize revenue when vendor-specific objective evidence does not exist for one of the delivered elements in the arrangement. Service revenue is recognized as the services are provided. Revenue from maintenance and support arrangements is recognized ratably over the term of the contract. Amounts collected prior to satisfying the revenue recognition criteria are reflected as deferred revenue. We estimate and record warranty costs at the time of product revenue recognition.

    COST OF REVENUES. Our cost of revenues consists primarily of amounts paid to third-party manufacturers for purchased materials and services, and manufacturing and professional services personnel and related costs. Manufacturing engineering, documentation control, final testing and assembly are performed at our facility.

    GROSS PROFIT. We believe that our gross profit margins will be affected primarily by the following factors:

    - demand for our products and services;

    - new product introductions and enhancements both by us and by our competitors;

    - product service and support costs associated with initial deployment of our products in customers' networks;

    - changes in our pricing policies and those of our competitors;

    - write off of any obsolete inventory;

    - the mix of product configurations sold;

    - the mix of sales channels through which our products and services are sold; and

    - the volume of manufacturing and costs of manufacturing and components.

    We expect gross profit as a percentage of revenues to increase modestly from their current levels in the future due to continuing product mix changes and increases in support and maintenance revenues.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, recruiting expenses and prototype costs related to the design, development, testing and enhancement of our products. We expense our research and development costs as incurred. Some aspects of our research and development effort require significant short-term expenditures, the timing of which can cause significant quarterly variability in our expenses. We believe that our recent restructuring actions will reduce research and development expenses in fiscal 2002 from the fiscal 2001 level. However, rapid technological innovation is critical to our long-term success and we intend to continue to make substantial investments to enhance our products and technologies.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries and related personnel expenses, commissions, travel and entertainment expenses, promotions, customer evaluations and other marketing expenses. We believe that our recent restructuring actions will reduce sales and marketing expenses in fiscal 2002 from the fiscal 2001 level.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, recruiting expenses, provision for bad debts and professional fees. We believe that our recent restructuring actions will reduce general and administrative expenses in fiscal 2002 from the fiscal 2001 level.

    STOCK-BASED COMPENSATION EXPENSES. Stock-based compensation expenses include the amortization of stock compensation charges resulting from the granting of stock options, including those TTI stock options assumed by Sonus, stock awards to TTI employees under the 2000 Retention Plan, the sales of restricted common stock to employees and compensation expense associated with the grant of stock options and issuance of restricted stock to non-employees. See Note 13 (i) to our consolidated financial statements. Deferred compensation related to the granting of stock options and sales of restricted common stock to employees, including those TTI stock options assumed by Sonus, are being amortized over the vesting periods of four to five years. The deferred compensation associated with the 2000 Retention Plan awarded to TTI employees will be expensed over the approximate two-year vesting period of the retention shares. These amounts have been adjusted for changes in the fair value of Sonus common stock on the date the related milestone release conditions were earned. Upon the termination of an employee, the remaining value of shares held under the 2000 Retention Plan, to which such employee is entitled, if any, will be expensed. The compensation expense associated with non-employees is recorded at the time services are provided. As of December 31, 2001, we expect to record up to approximately $21.0 million, $6.5 million and $1.2 million in employee stock-based compensation expense in the years ending December 31, 2002, 2003 and 2004.

    BENEFICIAL CONVERSION OF PREFERRED STOCK. In fiscal 1999, we recorded a charge to accumulated deficit of $2.5 million, representing the beneficial conversion feature of our Series C redeemable convertible preferred stock that was sold in the fourth quarter of 1999. This charge was accounted for as a dividend to preferred stockholders and, as a result, increased the net loss available to common stockholders and the related net loss per share.

YEARS ENDED DECEMBER 31, 2001 AND 2000

    REVENUES. Revenues were $173.2 million for fiscal 2001, an increase of $121.4 million, or 235% from $51.8 million in fiscal 2000. The increase in revenues was the result of a significant increase in the sale of voice infrastructure products. For the years ended December 31, 2001 and 2000, four and three customers each contributed more than 10% of our revenues, representing an aggregate of 67% and 70% of total revenues. International revenues, primarily to Asia and Europe, were 18% and 11% of revenues for the years ended
December 31, 2001 and 2000.

    GROSS PROFIT. Gross profit was $97.5 million, or 56% of revenues, for fiscal 2001, compared with $23.9 million, or 46% of revenues, in fiscal 2000. The increase in gross profit as a percentage of revenues is primarily the result of improved manufacturing efficiencies due to increased volume, a favorable product mix and a reduction in material costs.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $65.0 million for fiscal 2001, an increase of $38.6 million, or 146%, from $26.4 million in fiscal 2000. The increase reflects costs primarily associated with a significant increase in personnel and personnel-related expenses including those in connection with our acquisition of TTI, and, to a lesser extent, prototype and software expenses for the development of our products.

    SALES AND MARKETING EXPENSES.  Sales and marketing expenses were
$42.3 million for fiscal 2001, an increase of $20.7 million, or 96%, from $21.6 million in fiscal 2000. The increase reflects costs primarily associated with the hiring of additional U.S. and international sales and marketing personnel including those in connection with our acquisition of TTI, commissions, the opening of international sales offices and, to a lesser extent, travel-related expenses, marketing program costs and trade shows.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $13.1 million for fiscal 2001, an increase of $7.6 million, or 139%, from $5.5 million in fiscal 2000. The increase reflects the hiring of additional personnel including those in connection with our acquisition of TTI, and, to a lesser extent, an increase in professional fees, bad debt expense and costs associated with being a public company.

    STOCK-BASED COMPENSATION EXPENSES. Stock-based compensation expenses were $75.5 million for fiscal 2001, an increase of $48.8 million, or 182% from $26.7 million in fiscal 2000. The increase is primarily due to the amortization of deferred stock-based compensation resulting from the unvested TTI stock options assumed by Sonus, retention stock awards issued to TTI employees and the write-off of $25.4 million of deferred compensation of shares and options held by terminated employees impacted by the restructuring plan.

    GOODWILL, PURCHASED INTANGIBLES AND IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES. In January 2001, Sonus acquired certain intellectual property, in-process research and development and intangible assets in connection with our acquisition of TTI, which resulted in the recording of $523.7 million of goodwill and other intangibles. Results of operations for fiscal 2001 include $107.6 million in amortization of TTI goodwill and purchased intangibles, a $40.0 million write-off of TTI purchased in-process research and development and the write-off of $374.7 million in TTI goodwill and certain purchased intangibles. Due to the implementation of Statement of Financial Accounting Standards (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, amortization expense for fiscal 2002 will be substantially reduced from the fiscal 2001 level. See Notes 2 and 3 to our consolidated financial statements.

    In July 2001, Sonus completed the acquisition of certain intellectual property and other assets of privately-held Linguateq Incorporated, a provider of data distribution and billing application software, which resulted in the recording of $5.4 million of goodwill and other intangibles. Results of operations for fiscal 2001 include the amortization of purchased intangibles of $167,000 and a non-cash charge of $3.8 million for purchased in-process research and development. See Note 4 to our consolidated financial statements.

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

        WORKFORCE REDUCTION. Restructuring actions in September 2001 resulted in the reduction of Sonus' workforce by approximately 150 employees, or 21%. The affected employees were entitled to severance and other benefits for which Sonus recorded a charge of $4.5 million in fiscal 2001. Remaining cash expenditures of $871,000 at December 31, 2001 relating to workforce reductions are expected to be substantially paid in the first quarter of fiscal 2002.

        CONSOLIDATION OF EXCESS FACILITIES AND OTHER CHARGES. Sonus recorded a restructuring charge in fiscal 2001 of $21.3 million for the consolidation of excess facilities and other miscellaneous charges, which are included on the balance sheet as accrued restructuring expenses and long-term obligations. In March 2002, we completed a lease renegotiation for certain excess space and expect to record a restructuring benefit in the first quarter of fiscal 2002. The remaining cash expenditures relating to the consolidation of excess facilities and other miscellaneous charges are expected to be paid through May 2004.

    WRITE-OFF OF GOODWILL AND PURCHASED INTANGIBLES. In light of negative industry and economic conditions, a general decline in technology valuations and our decision to discontinue the development and use of certain acquired technology, we performed an assessment of the carrying value of the goodwill and purchased intangibles recorded in connection with our acquisition of TTI. In accordance with SFAS No. 121, Sonus recorded a non-cash impairment charge of $374.7 million in fiscal 2001 for the write-off of goodwill and certain purchased intangibles because the estimated undiscounted future cash flows of these assets was less than the carrying value.

    INTEREST INCOME (EXPENSE), NET. Interest income consists of interest earned on our cash balances and marketable securities. Interest expense consists of interest incurred on convertible subordinated notes, equipment financing and capital lease arrangements. Interest income, net of interest expense, was $5.0 million for fiscal 2001, a decrease of $1.2 million from $6.2 million in fiscal 2000. The decrease reflects a reduction in interest rates and invested balances and increasing interest expense incurred on capital lease arrangements assumed in the TTI acquisition and convertible subordinated notes.

    NET OPERATING LOSS CARRYFORWARDS. As of December 31, 2001, we had approximately $92.8 million of federal net operating loss carryforwards for tax purposes available to offset future taxable income. These net operating loss carryforwards expire at various dates through 2021, to the extent that they are not used. We have not recognized any benefit from the future use of net operating loss carryforwards for fiscal 2001 and 2000, or for any other periods since inception. Use of the net operating loss carryforwards may be limited in future years if there is a significant change in our ownership. Management has recorded a full valuation allowance for the related net deferred tax asset due to the uncertainty of realizing the benefit of this asset.

    INCOME TAXES. No provision for income taxes has been recorded for fiscal 2001 and 2000, due to accumulated net losses.

YEARS ENDED DECEMBER 31, 2000 AND 1999

    REVENUES. Revenues were $51.8 million for fiscal 2000, as a result of the introduction of our voice infrastructure products. No revenues were reported for fiscal 1999. For the year ended December 31, 2000, three customers each contributed more than 10% of our revenues and represented an aggregate of 70% of total revenues. International revenues, primarily to Europe, were 11% of revenues for the year ended December 31, 2000.

    COST OF REVENUES. Cost of revenues was $27.8 million, or 54% of revenues, for fiscal 2000, an increase of $25.9 million from $1.9 million in fiscal 1999. The increase is primarily the result of an increase in product manufacturing and personnel costs associated with revenues recorded in fiscal 2000.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were $26.4 million in fiscal 2000, an increase of $15.6 million, or 145%, from $10.8 million in fiscal 1999. The increase reflects costs primarily associated with a significant increase in personnel and personnel-related expenses and, to a lesser extent, prototype and software expenses for the development of our products.

    SALES AND MARKETING EXPENSES.  Sales and marketing expenses were
$21.6 million in fiscal 2000, an increase of $16.0 million, or 285%, from $5.6 million in fiscal 1999. The increase reflects costs primarily associated with the hiring of additional U.S. and international sales and marketing personnel and the opening of international sales offices and, to a lesser extent, sales commissions, travel-related expenses, marketing program costs, trade shows and product launch activities.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $5.5 million in fiscal 2000, an increase of $3.8 million, or 218%, from $1.7 million in fiscal 1999. The increase reflects the hiring of additional general and administrative personnel and, to a lesser extent, costs associated with being a public company.

    STOCK-BASED COMPENSATION EXPENSES. Stock-based compensation expenses were $26.7 million in fiscal 2000, an increase of $22.3 million from $4.4 million in fiscal 1999. This increase is due to the amortization of deferred stock-based compensation resulting from the granting of additional stock options and sale of restricted common stock to employees and non-employees.

    INTEREST INCOME (EXPENSE), NET. Interest income, net of interest expense, was $6.2 million in fiscal 2000, an increase of $5.7 million from $487,000 in fiscal 1999. This increase reflects higher invested cash and marketable securities balances as a result of our May 2000 IPO and private financings and is partially offset by interest expense from increased borrowings, which were repaid in June 2000.

    INCOME TAXES. No provision for income taxes has been recorded for fiscal 2000 and 1999, due to accumulated net losses. We did not record any tax benefits relating to these losses or other tax benefits due to the uncertainty surrounding the realization of these future tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to our IPO, we financed our operations primarily through private sales of redeemable convertible preferred stock totaling $70.7 million in net proceeds. Upon the closing of our IPO on May 31, 2000, Sonus received cash proceeds, net of underwriters' discount and offering expenses, totaling
$121.7 million, and all of our redeemable convertible preferred stock converted into 96,957,222 shares of common stock. At December 31, 2001, cash, cash equivalents and marketable securities totaled $125.1 million.

    Net cash used in operating activities was $1.2 million for fiscal 2001, as compared to $14.4 million for fiscal 2000. The net cash used in operating activities for fiscal 2001 compared to the prior year primarily reflects a significantly higher net loss and reductions in accounts payable and deferred revenues offset by significantly higher non-cash charges, decreases in accounts receivable and inventories and an increase in accrued expenses.

    Net cash used in investing activities was $50.4 million for fiscal 2001, as compared to $55.8 million for fiscal 2000. Net cash used in investing activities for fiscal 2001 primarily reflects net purchases of marketable securities of $21.0 million, purchases of property and equipment of $23.1 million and cash expenditures associated with our acquisitions of $6.1 million. Sonus has no current material commitments for capital expenditures but does expect approximately $8.0 million in purchases during fiscal 2002.

    In January 2002, we established a $10.0 million equipment line of credit and a $20.0 million working capital line of credit with a bank available through March 24, 2003. The lines of credit are collateralized by all of our assets, except intellectual property and bear interest at the banks prime rate. We are required to comply with various financial and restrictive covenants.

    Net cash provided by financing activities was $13.6 million for fiscal 2001, as compared to $148.4 million for fiscal 2000. The net cash provided by financing activities for fiscal 2001 resulted from the sale of common stock, the exercise of stock options and the issuance of $10.0 million in convertible subordinated notes offset by the repayment of $8.0 million in a bank note payable assumed as part of the acquisition of TTI. The net cash provided by financing activities in fiscal 2000, was primarily a result of net proceeds received from Sonus' IPO and to a lesser extent, from the sale of Series D redeemable convertible preferred stock, partially offset by repayment of long-term obligations.

    The following summarizes our future contractual cash obligations as of December 31, 2001, after reflecting the lease renegotiation in March 2002, in thousands:

                                                2002       2003       2004       2005       2006     THEREAFTER    TOTAL
                                              --------   --------   --------   --------   --------   ----------   --------
Capital lease obligations...................   $  640     $  539     $  193      $ 30     $    --       $ --      $ 1,402
Operating leases............................    3,493      2,956        942       186         195        418        8,190
Convertible subordinated notes..............      475        475        475       475      10,238         --       12,138
                                               ------     ------     ------      ----     -------       ----      -------
Total contractual cash obligations..........   $4,608     $3,970     $1,610      $691     $10,433       $418      $21,730
                                               ======     ======     ======      ====     =======       ====      =======

    We believe our current cash, cash equivalents, marketable securities and available bank financing, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. The rate at which we will consume cash will be dependent on the cash needs of future operations that in turn will be directly effected by the levels of demand for our products. If our existing resources and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETs. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling of interest method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangibles and instead subjects these assets to periodic impairment assessments. SFAS No. 142 is effective immediately for all goodwill and certain other intangible assets acquired after June 30, 2001 and shall commence on January 1, 2002 for all goodwill and certain other intangibles existing on June 30, 2001. Sonus has adopted SFAS No. 141 and is currently assessing the potential impact that SFAS No. 142 will have on its consolidated financial statements.

    In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETs, which supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONs. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Sonus is currently reviewing this statement to determine the effect on its consolidated financial statements.

                                  RISK FACTORS

    INVESTING IN OUR COMMON STOCK INVOLVES A HIGH DEGREE OF RISK. YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE BUYING OUR COMMON STOCK. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCURS, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

OUR BUSINESS HAS BEEN ADVERSELY AFFECTED BY RECENT DEVELOPMENTS IN THE TELECOMMUNICATIONS INDUSTRY AND THESE DEVELOPMENTS WILL CONTINUE TO IMPACT OUR REVENUES AND OPERATING RESULTS.

    From our inception through the end of 2000, the telecommunications market was experiencing rapid growth spurred by a number of factors including deregulation in the industry, entry of a large number of new emerging service providers, growth in data traffic and the availability of significant capital from the financial markets. In 2001, the telecommunications industry experienced a reversal of some of these trends, marked by a dramatic reduction in current and projected future capital expenditures by service providers, financial difficulties and in some cases bankruptcies experienced by emerging service providers and a sharp contraction in the availability of capital. These conditions caused a substantial reduction in demand for telecommunications equipment, including our products.

    We expect the developments described above to affect our business for the next several quarters in the following manner:

    - our ability to accurately forecast revenue will be diminished;

    - our revenues could be reduced; and

    - our losses may increase because operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are and will continue to be fixed in the short-term.

    Our business, operating results and financial condition could be materially and adversely impacted by any one or a combination of the above.

THE WEAKENED FINANCIAL POSITION OF MANY EMERGING SERVICE PROVIDERS WILL INCREASE THE UNPREDICTABILITY OF OUR RESULTS.

    A substantial portion of our revenues to date are from emerging service providers who have been the primary early adopters of our voice infrastructure products. Several of our emerging service provider customers, including XO Communications and Global Crossing, who contributed 17% and 13% of our total 2001 revenues, are experiencing financial difficulties and are in the process of restructuring their operations or have filed for bankruptcy. Our operating results could be materially and adversely affected if any present or future emerging service provider chooses to reduce its level of orders, delays or fails to pay our receivables, or fails to successfully and timely reorganize its operations including emerging from bankruptcy.

WE EXPECT THAT A MAJORITY OF OUR REVENUES WILL BE GENERATED FROM A LIMITED NUMBER OF CUSTOMERS AND WE WILL NOT BE SUCCESSFUL IF WE DO NOT GROW OUR CUSTOMER BASE.

    To date, we have shipped our products to a limited number of customers. We expect that in the foreseeable future, substantially all of our revenues will depend on sales of our products to a limited number of customers. Four and three customers each contributed more than 10% of our revenues for the years ended December 31, 2001 and 2000, which represented an aggregate of 67% and 70% of total revenues. Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by:

    - customer unwillingness to implement our new voice infrastructure products;

    - any delays or difficulties that we may incur in completing the development and introduction of our planned products or product enhancements;

    - our customers' inability to raise capital to finance their business plans and capital expenditures;

    - new product introductions by our competitors;

    - any failure of our products to perform as expected; or

    - any difficulty we may incur in meeting customers' delivery requirements.

    The loss of any of our significant customers or any substantial reduction in orders from these customers could materially adversely affect our financial condition and results of operations. If we do not expand our customer base to include additional customers that deploy our products in operational commercial networks, our revenues will not grow significantly, or at all.

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

WE MAY NOT BECOME PROFITABLE.

    We have incurred significant losses since inception and expect to continue to incur losses in the future. As of December 31, 2001 we had an accumulated deficit of $729.4 million and had only recognized cumulative revenues since inception of $225.0 million through December 31, 2001. We have not achieved profitability on a quarterly or annual basis. Our revenues may not grow and we may never generate sufficient revenues to achieve or sustain profitability.

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

    - the failure of certain of our customers to successfully and timely reorganize their operations, including emerging from bankruptcy;

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

IF WE FAIL TO HIRE AND RETAIN NEEDED PERSONNEL, THE IMPLEMENTATION OF OUR BUSINESS PLAN COULD SLOW OR OUR FUTURE GROWTH COULD HALT.

    Competition for highly skilled engineering, sales, marketing and support personnel is intense because there are a limited number of people available with the necessary technical skills and understanding of our market. Any failure to attract, assimilate or retain qualified personnel to fulfill our current or future needs could impair our growth. The support of our products requires highly trained customer support and professional services personnel. Once we hire them, they may require extensive training in our voice infrastructure products. If we are unable to hire, train and retain our customer support and professional services personnel, we may not be able to increase sales of our products. Our future success depends upon the continued services of our executive officers who have critical industry experience and relationships that we rely on to implement our business plan. Most of our officers or key employees are not bound by employment agreements for any specific term. The loss of the services of any of our officers or key employees could delay the development and introduction of, and negatively impact our ability to sell, our products.

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

WE MAY FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL EXPANSION THAT COULD IMPAIR OUR ABILITY TO GROW OUR REVENUES ABROAD.

    International revenues, primarily to Asia and Europe, were 18% of our revenues for fiscal 2001 and we intend to continue to expand our sales into international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues. We have limited experience marketing, distributing and supporting our products internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including:

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

    - potentially adverse tax consequences; and

    - political and economic instability.

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

    Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial and other resources, including the ability to offer vendor-sponsored financing programs. If we are unable or unwilling to offer vendor-sponsored financing, prospective customers may decide to purchase products from one of our competitors that offers this type of financing. Furthermore, some of our competitors are currently selling significant amounts of other products to our current and prospective customers. Our competitors' broad product portfolios, coupled with already existing relationships, may cause our customers to buy our competitors' products or harm our ability to attract new customers.

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

    If we are unable to compete successfully against our current and future competitors, we could experience price reductions, order cancellations, loss of revenues and reduced gross profit margins.

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

    We currently do not have long-term supply contracts with our component suppliers and they are not required to supply us with products for any specified periods, in any specified quantities or at any set price, except as may be specified in a particular purchase order. In the event of a disruption or delay in supply, or inability to obtain products, we may not be able to develop an alternate source in a timely manner or at favorable prices, or at all. A failure to find acceptable alternative sources could hurt our ability to deliver high-quality products to our customers and negatively affect our operating margins. In addition, reliance on our suppliers exposes us to potential supplier production difficulties or quality variations. Our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of key components would seriously impact our ability to meet these dates and could result in legal action by our customers, loss of customers or harm to our ability to attract new customers.

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

SECURITIES LITIGATION COULD RESULT IN SUBSTANTIAL COST AND DIVERT THE ATTENTION OF KEY PERSONNEL, WHICH COULD SERIOUSLY HARM OUR BUSINESS.

    On November 8, 2001, a securities class action complaint was filed against Sonus, two of its officers and the lead underwriters in connection with our IPO. Sonus has reviewed the complaint and intends to vigorously defend this action. In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm our business.

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

    - economic conditions for the telecommunications, networking and related industries;

    - worldwide economic instability; and

    - any acquisitions, distribution partnerships, joint ventures or capital commitments.

SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK IN THE FUTURE COULD CAUSE OUR STOCK PRICE TO FALL.

    Some stockholders who acquired shares prior to our IPO or in connection with our acquisition of TTI hold a substantial number of shares of our common stock that have not yet been sold in the public market. Further, additional shares may become available for sale upon the conversion or redemption of convertible subordinated notes. Sales of a substantial number of shares of our common stock within a short period of time in the future could impair our ability to raise capital through the sale of additional debt or stock and/or cause our stock price to fall.

INSIDERS HAVE SUBSTANTIAL CONTROL OVER US AND COULD LIMIT YOUR ABILITY TO INFLUENCE THE OUTCOME OF KEY TRANSACTIONS, INCLUDING A CHANGE OF CONTROL.

    Our executive officers, directors and entities affiliated with them beneficially own, in the aggregate, a significant portion of our outstanding common stock. These stockholders, if acting together, would be able to influence significantly all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other "forward-looking" information. The important factors listed above in the section captioned "Risk Factors," as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause the actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in the risk factors and elsewhere in this report could have a material adverse effect on the business, results of operations and financial position of Sonus.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    We do not currently use derivative financial instruments. We generally place our marketable security investments in high-quality credit instruments, primarily U.S. Government obligations and corporate obligations with contractual maturities of less than one year. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is not material. To date, sales from our international operations have been made in United States dollars. Accordingly, we have no current material exposure to foreign currency rate fluctuations, though we will continue to evaluate the impact of foreign currency exchange risk on our results of operations as we expand internationally.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements of Sonus Networks, Inc. are filed as a part of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT.

    The information required by this Item 10 is incorporated by reference to our definitive Proxy Statement with respect to our 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this Item 11 is incorporated by reference to our definitive Proxy Statement with respect to our 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this Item 12 is incorporated by reference to our definitive Proxy Statement with respect to our 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item 13 is incorporated by reference to our definitive Proxy Statement with respect to our 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A) DOCUMENTS FILED AS PART OF FORM 10-K:

    1) FINANCIAL STATEMENTS.

    The following consolidated financial statements and notes thereto are included in Part II, Item 8 filed as part of this report:

       - Report of Independent Public Accountants

       - Consolidated Balance Sheets

       - Consolidated Statements of Operations

       - Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit)

       - Consolidated Statements of Cash Flows

       - Notes to Consolidated Financial Statements

    2) FINANCIAL STATEMENT SCHEDULES.

    None. All schedules are omitted because they are inapplicable, not required under the instructions or because the information is reflected in the consolidated financial statements or notes thereto.

    3) LIST OF EXHIBITS.

    The following is a list of exhibits filed as a part of this Form 10-K:

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
       2.1****          Agreement and Plan of Merger and Reorganization, dated as of
                        November 2, 2000, by and among the Registrant, Storm Merger
                        Sub, Inc. and telecom technologies, inc.

       3.1***           Certificate of Amendment to Fourth Amended and Restated
                        Certificate of Incorporation of Sonus Networks, Inc.

       3.2**            Fourth Amended and Restated Certificate of Incorporation of
                        Sonus Networks, Inc.

       3.3**            Amended and Restated By-Laws of Sonus Networks, Inc.

       4.1**            Form of Stock Certificate representing shares of Sonus
                        Networks, Inc. Common Stock.

       9.1****          Voting Agreement, dated as of November 2, 2000, among the
                        Registrant, the Stockholder parties thereto and telecom technologies, inc.

      10.1*             Registration Rights Agreement, dated as of November 2, 2000, by and among Sonus Networks, Inc. and the Stockholder
                        parties thereto.

      10.2*             Sonus 2000 Retention Plan.

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

      10.7* Sub-lease, dated October 20, 2000, between the Registrant and Unisphere Networks, Inc. with respect to property located at 5 Carlisle Road, Massachusetts.

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

      10.10**           Agreement of Sublease, dated April 14, 2000, between the
                        Registrant and Unisphere Solutions, Inc. with respect to property located at 25 Porter Road, Littleton,
                        Massachusetts.

      10.11*            Office Lease Agreement, dated as of November 14, 2000,
                        between telecom technologies, inc. and TR Lookout Partners,
                        Ltd. with respect to property located at 1301 East Lookout
                        Drive, Suite 3000, Richardson, Texas.

      10.12*            First Amendment to Office Lease Agreement, dated as of
                        January 8, 2001, between telecom technologies, inc. and TR
                        Lookout Partners, Ltd. with respect to property located at 1300 East Lookout Drive, Suite 3000, Richardson, Texas.

      10.13             Office Lease Agreement dated April 4, 1997, between telecom technologies, inc. and Collins Campbell Joint Venture with respect to property located at 1701 North Collins Blvd.,
                        Suite 3000, Richardson, Texas.

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
      10.14             First Amendment to Office Lease Agreement, dated
                        November 1, 1997, between telecom technologies, inc. and
                        Collins Campbell Joint Venture with respect to property
                        located at 1701 North Collins Blvd., Suite 3000, Richardson,
                        Texas.

      10.15             Second Amendment to Office Lease Agreement, dated July 1,
                        1998, between telecom technologies, inc. and Collins
                        Campbell Joint Venture with respect to property located at 1701 North Collins Blvd., Suite 3000, Richardson, Texas.

      10.16             Third Amendment to Office Lease Agreement, dated July 1,
                        1998, between telecom technologies, inc. and Collins
                        Campbell Joint Venture with respect to property located at 1701 North Collins Blvd., Suite 3000, Richardson, Texas.

      10.17             Fourth Amendment to Office Lease Agreement, dated
                        February 1, 1999, between telecom technologies, inc. and
                        Collins Campbell Joint Venture with respect to property
                        located at 1701 North Collins Blvd., Suite 3000, Richardson,
                        Texas.

      10.18             Global Agreement, dated March 5, 2002, by and between TR
                        Lookout Partners, Ltd., Collins Campbell Joint Venture, telecom technologies, inc. and Registrant related to property lease agreements.

      10.19**           Series A Preferred Stock Purchase Agreement, dated as of
                        November 18, 1997, by and among the Registrant and the "Purchaser" parties thereto.

      10.20**           Series B Preferred Stock Purchase Agreement, dated as of
                        September 23, 1998, by and among the Registrant and the "Purchaser" parties thereto.

      10.21**           Series C Preferred Stock Purchase Agreement, dated as of
                        September 10, 1999, by and among the Registrant and the "Purchaser" parties thereto.

      10.22**           Series D Preferred Stock Purchase Agreement, dated as of
                        March 9, 2000, by and among the Registrant and the "Purchaser" parties thereto.

      10.23**           Third Amended and Restated Investor Rights Agreement, dated as of March 9, 2000, by and among the Registrant and the
                        "Purchaser" parties thereto.

      10.24**           Third Amended and Restated Right of First Refusal and
                        Co-Sale Agreement, dated as of March 9, 2000, among the Registrant and the persons and entities listed on the signature pages thereto.

      10.25 Loan and Security Agreement, dated as of January 16, 2002, by and between the Registrant and Silicon Valley Bank.

      21.1              Subsidiaries of the Registrant.

      23.1              Consent of Arthur Andersen LLP.

      99.1              Letter to Commission Pursuant to Temporary Note 3T.

------------------------

* Incorporated by reference to the Registrant's Registration Statement on Form S-4 (file No. 333-52682).

** Incorporated by reference to the Registrant's Registration Statement on Form S-1 (file No. 333-32206).

*** Incorporated by reference to the Registrant's Current Report on Form 8-K, filed June 21, 2001 with the Securities and Exchange Commission.

****Incorporated by reference to the Registrant's Current Report on Form 8-K, filed November 17, 2000 with the Securities and Exchange Commission.

(B) REPORTS ON FORM 8-K FILED DURING THE FOURTH QUARTER OF FISCAL 2001.

    Sonus filed on October 11, 2001 a Current Report on Form 8-K dated September 26, 2001 with the SEC in connection with its revised business and financial outlook for the third and fourth quarters of fiscal 2001.

                                   SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Westford, Commonwealth of Massachusetts, on this 27th day of March, 2002.

                                                       SONUS NETWORKS, INC.

                                                       By:  /s/ HASSAN M. AHMED
                                                            -----------------------------------------
                                                            Hassan M. Ahmed
                                                            PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                       President, Chief Executive
                 /s/ HASSAN M. AHMED                     Officer and Director
     -------------------------------------------         (Principal Executive          March 27, 2002
                   Hassan M. Ahmed                       Officer)

                                                       Chief Financial Officer,
                                                         Vice President of Finance
                 /s/ STEPHEN J. NILL                     and Administration and
     -------------------------------------------         Treasurer (Principal          March 27, 2002
                   Stephen J. Nill                       Financial and
                                                         Accounting Officer)

                  /s/ RUBIN GRUBER
     -------------------------------------------       Chairman of the Board of        March 27, 2002
                    Rubin Gruber                         Directors and Director

               /s/ EDWARD T. ANDERSON
     -------------------------------------------       Director                        March 27, 2002
                 Edward T. Anderson

                  /s/ PAUL J. FERRI
     -------------------------------------------       Director                        March 27, 2002
                    Paul J. Ferri

                /s/ PAUL J. SEVERINO
     -------------------------------------------       Director                        March 27, 2002
                  Paul J. Severino

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Sonus Networks, Inc.:

We have audited the accompanying consolidated balance sheets of Sonus
Networks, Inc. (a Delaware corporation) as of December 31, 2001 and 2000 and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit) and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Sonus Networks, Inc. management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sonus
Networks, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.

                                          Arthur Andersen LLP

Boston, Massachusetts
January 14, 2002 (except with respect
to the matters discussed in Note 17,
as to which the date is March 5, 2002)

                              SONUS NETWORKS, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 49,123   $ 87,108
  Marketable securities.....................................    75,944     54,957
  Accounts receivable, net of allowances....................     9,440     14,100
  Inventories...............................................    18,865     20,668
  Other current assets......................................     2,952      2,893
                                                              --------   --------
      Total current assets..................................   156,324    179,726

PROPERTY AND EQUIPMENT, net of accumulated depreciation and
  amortization..............................................    23,335     14,273

GOODWILL AND PURCHASED INTANGIBLES, net of accumulated
  amortization..............................................     4,536         --

OTHER ASSETS, net of accumulated amortization of $930 and
  $585 at December 31, 2001 and 2000, respectively..........       689        836
                                                              --------   --------
                                                              $184,884   $194,835
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  8,630   $ 13,439
  Accrued expenses..........................................    27,671     16,239
  Accrued restructuring expenses............................     8,596         --
  Deferred revenue..........................................    13,349     14,451
  Current portion of long-term obligations..................     1,055         --
                                                              --------   --------
      Total current liabilities.............................    59,301     44,129

LONG-TERM OBLIGATIONS, less current portion.................    12,698         --

CONVERTIBLE SUBORDINATED NOTES..............................    10,000         --

COMMITMENTS AND CONTINGENCIES (Note 11).....................

STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value; 5,000,000 shares
    authorized, none issued and outstanding.................        --         --
  Common stock, $0.001 par value; 600,000,000 shares
    authorized, 205,181,085 and 184,244,474 shares issued
    and 204,167,335 and 183,471,974 shares outstanding at
    December 31, 2001 and 2000, respectively................       205        184
  Capital in excess of par value............................   860,883    266,488
  Accumulated deficit.......................................  (729,398)   (83,966)
  Stock subscriptions receivable............................        --       (238)
  Deferred compensation.....................................   (28,721)   (31,697)
  Treasury stock, at cost; 1,013,750 and 772,500 common
    shares at December 31, 2001 and 2000, respectively......       (84)       (65)
                                                              --------   --------
      Total stockholders' equity............................   102,885    150,706
                                                              --------   --------
                                                              $184,884   $194,835
                                                              ========   ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                              SONUS NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     YEAR ENDED DECEMBER 31,
                                                                ---------------------------------
                                                                  2001         2000        1999
                                                                ---------    --------    --------
REVENUES....................................................    $ 173,199    $ 51,770    $     --
Cost of revenues (1)........................................       75,698      27,848       1,861
                                                                ---------    --------    --------

GROSS PROFIT (LOSS).........................................       97,501      23,922      (1,861)

OPERATING EXPENSES:
  Research and development (1)..............................       65,004      26,430      10,780
  Sales and marketing (1)...................................       42,267      21,569       5,606
  General and administrative (1)............................       13,068       5,477       1,723
  Stock-based compensation..................................       75,500      26,729       4,404
  Amortization of goodwill and purchased intangibles........      107,759          --          --
  Write-off of goodwill and purchased intangibles...........      374,735          --          --
  Restructuring charges.....................................       25,807          --          --
  In-process research and development.......................       43,800          --          --
                                                                ---------    --------    --------
      Total operating expenses..............................      747,940      80,205      22,513
                                                                ---------    --------    --------

LOSS FROM OPERATIONS........................................     (650,439)    (56,283)    (24,374)
Interest expense............................................         (567)       (209)       (224)
Interest income.............................................        5,574       6,454         711
                                                                ---------    --------    --------

NET LOSS....................................................     (645,432)    (50,038)    (23,887)
Beneficial conversion feature of Series C preferred stock...           --          --      (2,500)
                                                                ---------    --------    --------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS..................    $(645,432)   $(50,038)   $(26,387)
                                                                =========    ========    ========

NET LOSS PER SHARE (NOTE 1 (O)):
  Basic and diluted.........................................    $   (3.74)   $  (0.52)   $  (1.84)
                                                                =========    ========    ========
  Pro forma basic and diluted...............................                 $  (0.37)   $  (0.25)
                                                                             ========    ========

SHARES USED IN COMPUTING NET LOSS PER SHARE (NOTE 1 (O)):
  Basic and diluted.........................................      172,382      95,877      14,324
                                                                =========    ========    ========
  Pro forma basic and diluted...............................                  135,057      96,188
                                                                             ========    ========
------------------------

(1) Excludes non-cash, stock-based compensation expense as
  follows:
    Cost of revenues........................................    $   1,328    $    404    $     92
    Research and development................................       43,553      11,428       1,537
    Sales and marketing.....................................       18,300      12,051       2,104
    General and administrative..............................       12,319       2,846         671
                                                                ---------    --------    --------
                                                                $  75,500    $ 26,729    $  4,404
                                                                =========    ========    ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                              SONUS NETWORKS, INC.

     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               REDEEMABLE CONVERTIBLE
                                                                  PREFERRED STOCK             COMMON STOCK        CAPITAL IN
                                                              ------------------------   ----------------------   EXCESS OF
                                                                            REDEMPTION                  PAR          PAR
                                                                SHARES       VALUE         SHARES      VALUE        VALUE
                                                              -----------   ----------   -----------   --------   -----------
  BALANCE, DECEMBER 31, 1998................................   10,334,287    $22,951      49,570,059     $ 50      $    556
    Issuance of Series B preferred stock and issuance costs
     of $9..................................................       50,000        250              --       --            --
    Issuance of Series C preferred stock and issuance costs
     of $40.................................................    1,939,681     22,908              --       --            --
    Beneficial conversion feature of Series C preferred
     stock..................................................           --         --              --       --         2,500
    Payments on subscriptions receivable....................           --         --              --       --            --
    Issuance of common stock to employees, officers and a
     director...............................................           --         --      15,230,612       15         1,488
    Exercise of stock options...............................           --         --         710,250        1            15
    Compensation associated with the grant of stock options
     and sale of restricted stock to non-employees..........           --         --              --       --           149
    Deferred compensation related to stock option grants and
     sale of restricted common stock........................           --         --              --       --        20,859
    Amortization of deferred compensation...................           --         --              --       --            --
    Net loss................................................           --         --              --       --            --
                                                              -----------    -------     -----------     ----      --------
  BALANCE, DECEMBER 31, 1999................................   12,323,968     46,109      65,510,921       66        25,567
    Issuance of Series D preferred stock and issuance costs
     of $46.................................................    1,509,154     24,750              --       --            --
    Issuance of common stock to public, net of issuance
     costs of $10,545.......................................           --         --      17,250,000       17       121,688
    Payments on subscriptions receivable....................           --         --              --       --            --
    Issuance of common stock to employees...................           --         --       3,870,676        4         6,421
    Conversion of preferred stock to common stock...........  (13,833,122)   (70,859)     96,957,222       97        70,762
    Exercise of stock options...............................           --         --         655,655       --           228
    Repurchase of common stock..............................           --         --              --       --            --
    Compensation associated with the grant of stock options
     and sale of restricted stock to non-employees..........           --         --              --       --         2,389
    Deferred compensation related to stock option grants and
     sale of restricted common stock........................           --         --              --       --        39,433
    Amortization of deferred compensation...................           --         --              --       --            --
    Net loss................................................           --         --              --       --            --
                                                              -----------    -------     -----------     ----      --------
  BALANCE, DECEMBER 31, 2000................................           --         --     184,244,474      184       266,488
    Issuance of common stock in connection with employee
     stock purchase program.................................           --         --       1,021,333        1         7,865
    Issuance of common stock in connection with acquisition
     of TELECOM TECHNOLOGIES, INC. (TTI) (Note 3)...........           --         --      15,000,000       15       504,998
    Issuance of common stock in connection with acquisition
     of certain assets of LINGUATEQ, INC. (Note 4)..........           --         --         221,753       --         4,995
    Issuance of restricted stock awards in connection with
     acquisition of TTI (Note 3)............................           --         --       3,000,000        3        55,193
    Deferred compensation related to unvested stock options
     assumed in connection with acquisition of TTI (Note
     3).....................................................           --         --              --       --        22,600
    Exercise of stock options...............................           --         --       1,693,525        2         4,016
    Amortization of deferred compensation...................           --         --              --       --            --
    Deferred compensation for terminated employees (Note
     2).....................................................           --         --              --       --        (5,272)
    Payment on subscriptions receivable.....................           --         --              --       --            --
    Repurchase of common stock..............................           --         --              --       --            --
    Net loss................................................           --         --              --       --            --
                                                              -----------    -------     -----------     ----      --------
  BALANCE, DECEMBER 31, 2001................................           --    $    --     205,181,085     $205      $860,883
                                                              ===========    =======     ===========     ====      ========

                                                                              STOCK                          TREASURY STOCK
                                                              ACCUMULATED   SUBSCRIPTIONS   DEFERRED      --------------------
                                                               DEFICIT      RECEIVABLE     COMPENSATION    SHARES      COST
                                                              -----------   ------------   ------------   ---------   --------
  BALANCE, DECEMBER 31, 1998................................   $  (7,446)     $  (257)       $     --            --    $  --
    Issuance of Series B preferred stock and issuance costs
     of $9..................................................          (9)          --              --            --       --
    Issuance of Series C preferred stock and issuance costs
     of $40.................................................         (40)          --              --            --       --
    Beneficial conversion feature of Series C preferred
     stock..................................................      (2,500)          --              --            --       --
    Payments on subscriptions receivable....................          --           21              --            --       --
    Issuance of common stock to employees, officers and a
     director...............................................          --         (110)             --            --       --
    Exercise of stock options...............................          --           --              --            --       --
    Compensation associated with the grant of stock options
     and sale of restricted stock to non-employees..........          --           --              --            --       --
    Deferred compensation related to stock option grants and
     sale of restricted common stock........................          --           --         (20,859)           --       --
    Amortization of deferred compensation...................          --           --           4,255            --       --
    Net loss................................................     (23,887)          --              --            --       --
                                                               ---------      -------        --------     ---------    -----
  BALANCE, DECEMBER 31, 1999................................     (33,882)        (346)        (16,604)           --       --
    Issuance of Series D preferred stock and issuance costs
     of $46.................................................         (46)          --              --            --       --
    Issuance of common stock to public, net of issuance
     costs of $10,545.......................................          --           --              --            --       --
    Payments on subscriptions receivable....................          --          108              --            --       --
    Issuance of common stock to employees...................          --           --              --            --       --
    Conversion of preferred stock to common stock...........          --           --              --            --       --
    Exercise of stock options...............................          --           --              --            --       --
    Repurchase of common stock..............................          --           --              --       772,500      (65)
    Compensation associated with the grant of stock options
     and sale of restricted stock to non-employees..........          --           --              --            --       --
    Deferred compensation related to stock option grants and
     sale of restricted common stock........................          --           --         (39,433)           --       --
    Amortization of deferred compensation...................          --           --          24,340            --       --
    Net loss................................................     (50,038)          --              --            --       --
                                                               ---------      -------        --------     ---------    -----
  BALANCE, DECEMBER 31, 2000................................     (83,966)        (238)        (31,697)      772,500      (65)
    Issuance of common stock in connection with employee
     stock purchase program.................................          --           --              --            --       --
    Issuance of common stock in connection with acquisition
     of TELECOM TECHNOLOGIES, INC. (TTI) (Note 3)...........          --           --              --            --       --
    Issuance of common stock in connection with acquisition
     of certain assets of LINGUATEQ, INC. (Note 4)..........          --           --              --            --       --
    Issuance of restricted stock awards in connection with
     acquisition of TTI (Note 3)............................          --           --         (55,196)           --       --
    Deferred compensation related to unvested stock options
     assumed in connection with acquisition of TTI (Note
     3).....................................................          --           --         (22,600)           --       --
    Exercise of stock options...............................          --           --              --            --       --
    Amortization of deferred compensation...................          --           --          50,071            --       --
    Deferred compensation for terminated employees (Note
     2).....................................................          --           --          30,701            --       --
    Payment on subscriptions receivable.....................          --          238              --            --       --
    Repurchase of common stock..............................          --           --              --       241,250      (19)
    Net loss................................................    (645,432)          --              --            --       --
                                                               ---------      -------        --------     ---------    -----
  BALANCE, DECEMBER 31, 2001................................   $(729,398)     $    --        $(28,721)    1,013,750    $ (84)
                                                               =========      =======        ========     =========    =====

                                                                TOTAL
                                                              STOCKHOLDERS'
                                                               EQUITY
                                                              (DEFICIT)
                                                              -----------
  BALANCE, DECEMBER 31, 1998................................   $ (7,097)
    Issuance of Series B preferred stock and issuance costs
     of $9..................................................         (9)
    Issuance of Series C preferred stock and issuance costs
     of $40.................................................        (40)
    Beneficial conversion feature of Series C preferred
     stock..................................................         --
    Payments on subscriptions receivable....................         21
    Issuance of common stock to employees, officers and a
     director...............................................      1,393
    Exercise of stock options...............................         16
    Compensation associated with the grant of stock options
     and sale of restricted stock to non-employees..........        149
    Deferred compensation related to stock option grants and
     sale of restricted common stock........................         --
    Amortization of deferred compensation...................      4,255
    Net loss................................................    (23,887)
                                                               --------
  BALANCE, DECEMBER 31, 1999................................    (25,199)
    Issuance of Series D preferred stock and issuance costs
     of $46.................................................        (46)
    Issuance of common stock to public, net of issuance
     costs of $10,545.......................................    121,705
    Payments on subscriptions receivable....................        108
    Issuance of common stock to employees...................      6,425
    Conversion of preferred stock to common stock...........     70,859
    Exercise of stock options...............................        228
    Repurchase of common stock..............................        (65)
    Compensation associated with the grant of stock options
     and sale of restricted stock to non-employees..........      2,389
    Deferred compensation related to stock option grants and
     sale of restricted common stock........................         --
    Amortization of deferred compensation...................     24,340
    Net loss................................................    (50,038)
                                                               --------
  BALANCE, DECEMBER 31, 2000................................    150,706
    Issuance of common stock in connection with employee
     stock purchase program.................................      7,866
    Issuance of common stock in connection with acquisition
     of TELECOM TECHNOLOGIES, INC. (TTI) (Note 3)...........    505,013
    Issuance of common stock in connection with acquisition
     of certain assets of LINGUATEQ, INC. (Note 4)..........      4,995
    Issuance of restricted stock awards in connection with
     acquisition of TTI (Note 3)............................         --
    Deferred compensation related to unvested stock options
     assumed in connection with acquisition of TTI (Note
     3).....................................................         --
    Exercise of stock options...............................      4,018
    Amortization of deferred compensation...................     50,071
    Deferred compensation for terminated employees (Note
     2).....................................................     25,429
    Payment on subscriptions receivable.....................        238
    Repurchase of common stock..............................        (19)
    Net loss................................................   (645,432)
                                                               --------
  BALANCE, DECEMBER 31, 2001................................   $102,885
                                                               ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                              SONUS NETWORKS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(645,432)  $ (50,038)  $(23,887)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     15,189       5,112      1,632
    Stock-based compensation................................     75,500      26,729      4,404
    Amortization of goodwill and purchased intangibles......    107,759          --         --
    Write-off of goodwill and purchased intangibles.........    374,735          --         --
    In-process research and development.....................     43,800          --         --
    Changes in current assets and liabilities:
      Accounts receivable...................................      8,666     (14,100)        --
      Inventories...........................................      2,284     (18,458)    (2,210)
      Other current assets..................................      1,081      (2,595)      (136)
      Accounts payable......................................     (5,665)     12,027        990
      Accrued expenses......................................     27,659      13,548      2,201
      Deferred revenue......................................     (6,781)     13,420      1,031
                                                              ---------   ---------   --------
        Net cash used in operating activities...............     (1,205)    (14,355)   (15,975)
                                                              ---------   ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (23,050)    (14,832)    (4,151)
  Maturities of marketable securities.......................     42,416      32,262     22,020
  Purchases of marketable securities........................    (63,403)    (72,538)   (23,784)
  Other assets..............................................       (194)       (681)      (436)
  Acquisitions, net of cash acquired........................     (6,125)         --         --
                                                              ---------   ---------   --------
        Net cash used in investing activities...............    (50,356)    (55,789)    (6,351)
                                                              ---------   ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from sale of common stock....................      7,866     128,130      1,393
  Proceeds from exercise of stock options...................      4,018         228         16
  Net proceeds from issuance of redeemable convertible
    preferred stock.........................................         --      24,704     23,109
  Payment of stock subscriptions receivable.................        238         108         21
  Proceeds from long-term obligations.......................         --         405      3,609
  Payments of long-term obligations.........................       (527)     (5,143)      (521)
  Payment of note payable to bank...........................     (8,000)         --         --
  Proceeds from issuance of convertible subordinated
    notes...................................................     10,000          --         --
  Repurchase of common stock................................        (19)        (65)        --
                                                              ---------   ---------   --------
        Net cash provided by financing activities...........     13,576     148,367     27,627
                                                              ---------   ---------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (37,985)     78,223      5,301
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     87,108       8,885      3,584
                                                              ---------   ---------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  49,123   $  87,108   $  8,885
                                                              =========   =========   ========

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

    Sonus is subject to risks common to technology-based companies including, but not limited to, the development of new technology, development of markets and distribution channels, dependence on key personnel and the ability to obtain additional capital as needed to meet its business plan. Sonus has a limited operating history and has incurred significant operating losses since inception.

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

    (C) CONCENTRATIONS OF CREDIT AND OFF-BALANCE SHEET RISK, SIGNIFICANT CUSTOMERS AND LIMITED SUPPLIERS

    The financial instruments that potentially subject Sonus to concentrations of credit risk are cash, cash equivalents, marketable securities and receivables. Sonus has no off-balance-sheet concentrations such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Sonus' cash and cash equivalent holdings are diversified between four financial institutions.

    For the years ended December 31, 2001 and 2000, four and three customers, each of whom contributed more than 10% of revenues, accounted for an aggregate of 67% and 70% of revenues. As of December 31, 2001 and 2000, four and two customers each accounted for an aggregate of 69% and 80% of Sonus' accounts receivable balance. International revenues, primarily to Asia and Europe, were 18% and 11% of revenues for the year ended December 31, 2001 and 2000. Certain components and software licenses from third-parties used in Sonus' products are procured from a single source. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus' delivery of products and thereby adversely affect Sonus' revenues and operating results.

    (D) INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out basis) or market. Sonus provides inventory allowances based on excess and obsolete inventories.

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

    (F) GOODWILL AND PURCHASED INTANGIBLES

    Goodwill and purchased intangibles are being amortized over two and three year periods (Notes 1(p), 3 and 4). Statement of Financial Accounting Standards
(SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, requires that long-lived assets, goodwill and other intangibles be reviewed for impairment whenever circumstances indicate that the carrying value of an asset may not be recoverable. The carrying value of long-lived assets, goodwill and other intangibles are considered impaired when the estimated undiscounted future cash flow from such assets is less than the carrying value (Note 2).

    (G) OTHER ASSETS

    Other assets include licenses for certain technology embedded in Sonus' products. These licenses are amortized over the lesser of their useful lives or the term of the license.

    (H) REVENUE RECOGNITION

    Sonus recognizes revenue from product sales to end users, resellers and distributors upon shipment, provided there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of the related receivable is probable. If uncertainties exist, Sonus recognizes revenue when those uncertainties are resolved. In multiple element arrangements, in accordance with Statement of Position 97-2 and 98-9, Sonus uses the residual method when vendor-specific objective evidence does not exist for one of the delivered elements in the arrangement. Service revenue is recognized as the services are provided. Revenue from maintenance and support arrangements is recognized ratably over the term of the contract. Amounts collected prior to satisfying the revenue recognition criteria are reflected as deferred revenue. Warranty costs are estimated and recorded by Sonus at the time of product revenue recognition.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. This bulletin established guidelines for revenue recognition. Sonus' revenue recognition policy complies with this pronouncement.

    (I) SOFTWARE DEVELOPMENT COSTS

    Sonus accounts for its software development costs in accordance with SFAS No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED. Accordingly, the costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. Sonus has determined that technological feasibility is established at the time a working model of the software is completed. Because Sonus believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

                              SONUS NETWORKS, INC.

    (J) STOCK-BASED COMPENSATION

    Sonus uses the intrinsic value-based method of Accounting Principles Board
(APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, to account for all of its employee stock-based compensation plans and uses the fair value method to account for all non-employee stock-based compensation.

    (K) COMPREHENSIVE LOSS

    Sonus applies Financial Accounting Standards Board (FASB) SFAS No. 130, REPORTING COMPREHENSIVE INCOME. The comprehensive loss for the years ended December 31, 2001, 2000 and 1999 does not differ from the reported loss.

    (L) FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of Sonus' financial instruments, which include cash equivalents, marketable securities, accounts payable, accrued expenses, long-term obligations and the convertible subordinated note, approximate their fair value.

    (M) USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

    (N) DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

    SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, established standards for reporting information regarding operating segments and established standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions regarding resource allocation and assessing performance. To date, Sonus has viewed its operations and manages its business as principally one operating segment.

    (O) NET LOSS PER SHARE

    Basic net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of unrestricted common stock outstanding during the year. Diluted net loss per share is computed by dividing the net loss for the year by the weighted average number of shares of unrestricted common stock and potential common stock outstanding during the year, if dilutive. Potential common stock consists of restricted shares of common stock, shares of common stock issuable upon the exercise of stock options, conversion of convertible subordinated notes and shares of common stock issued in connection with our acquisition of telecom technologies, inc. (TTI) subject to the achievement of milestones and employee retention (Notes 3 and 13(g)). For both basic and diluted net loss per share, shares of common stock issuable upon the conversion of Sonus' redeemable convertible preferred stock have been excluded from the date of issuance until conversion into common stock. There were no dilutive shares of potential common stock for the years ended December 31, 2001, 2000 and 1999 as Sonus incurred a net loss in each year.

                              SONUS NETWORKS, INC.

    Pro forma basic and diluted net loss per share for the years ended
December 31, 2000 and 1999 is computed using the weighted average number of unrestricted common shares outstanding, including the pro forma effects of the automatic conversion of Sonus' Series A, B, C and D redeemable convertible preferred stock into shares of Sonus' common stock which occurred upon the closing of Sonus' initial public offering (IPO), as if such conversion occurred at the date of original issuance.

    The following table sets forth the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share:

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2001          2000         1999
                                                              -----------   ----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
HISTORICAL--
  Net loss applicable to common stockholders................   $(645,432)    $(50,038)    $(26,387)
                                                               =========     ========     ========

  Weighted average common shares outstanding................     198,068      135,364       57,460
  Less weighted average restricted common shares
    outstanding.............................................     (25,686)     (39,487)     (43,136)
                                                               ---------     --------     --------
  Shares used in computing basic and diluted net loss per
    share...................................................     172,382       95,877       14,324
                                                               =========     ========     ========
  Basic and diluted net loss per share......................   $   (3.74)    $  (0.52)    $  (1.84)
                                                               =========     ========     ========
PRO FORMA--
  Net loss..................................................                 $(50,038)    $(23,887)
                                                                             ========     ========
  Shares used in computing historical basic and diluted
    net loss per share......................................                   95,877       14,324
  Weighted average number of common shares assumed to be
    issued upon conversion of redeemable convertible
    preferred stock.........................................                   39,180       81,864
                                                                             --------     --------
  Shares used in computing pro forma basic and diluted
    net loss per share......................................                  135,057       96,188
                                                                             ========     ========
  Pro forma basic and diluted net loss per share............                 $  (0.37)    $  (0.25)
                                                                             ========     ========

    Excluded from the computation of diluted net loss per share in the above table are options to purchase shares of common stock and shares of common stock issuable upon conversion of convertible subordinated notes representing an aggregate of 20,615,955, 17,725,526, and 3,052,743, for the years ended
December 31, 2001, 2000 and 1999, as their effects would have been anti-dilutive. Had Sonus recorded net income for the year ended December 31, 2001 and used the treasury stock method in accordance with SFAS No. 128, EARNINGS PER SHARe, approximately 210,000,000 weighted average shares of common stock would have been used in the computation of diluted earnings per share.

    (P) RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETs. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling of interest method. SFAS No. 142 eliminates the amortization of goodwill and certain other intangibles with indefinite lives and instead subjects these assets to periodic impairment assessments. SFAS No. 142 is effective immediately for all goodwill and certain other intangible assets acquired after June 30, 2001 and shall commence on January 1, 2002 for all goodwill and certain other intangibles existing on June 30, 2001. Sonus has adopted SFAS No. 141 and is currently assessing the potential impact SFAS No. 142 will have on its consolidated financial statements.

                              SONUS NETWORKS, INC.

    In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETs, which supersedes SFAS No. 121, and the accounting and reporting provisions of APB No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONs. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Sonus is currently reviewing this statement to determine the effect on its consolidated financial statements.

(2) RESTRUCTURING CHARGES AND WRITE-OFF OF GOODWILL AND PURCHASED INTANGIBLES

    In September 2001, in response to unfavorable business conditions primarily caused by declines in capital spending by telecommunications service providers, Sonus announced a restructuring plan designed to reduce expenses and align its cost structure with its revised business outlook. The restructuring plan includes a worldwide workforce reduction, consolidation of excess facilities and other charges. Additionally, Sonus recorded a write-off of goodwill and purchased intangibles related to the acquisition of TTI (Note 3). Sonus' restructuring related reserves as of December 31, 2001 are summarized as follows, in thousands:

                                                 INITIAL
                                              RESTRUCTURING              ACCRUAL    CURRENT    LONG-TERM
                                                 CHARGES      PAYMENTS   BALANCE    PORTION     PORTION
                                              -------------   --------   --------   --------   ---------
Workforce reduction.........................     $ 4,506       $3,635    $   871     $  871     $    --
Consolidation of facilities and other
  charges...................................      21,301        1,116     20,185      7,725      12,460
                                                 -------       ------    -------     ------     -------
Total.......................................     $25,807       $4,751    $21,056     $8,596     $12,460
                                                 =======       ======    =======     ======     =======

    Remaining cash expenditures relating to the workforce reductions are expected to be substantially paid in the first quarter of fiscal 2002. In March 2002, Sonus completed a lease renegotiation for certain excess space and expects to record a restructuring benefit in the first quarter of fiscal 2002
(Note 17(b)). The remaining amounts related to the net lease expense due to the consolidation of excess facilities and other miscellaneous charges will be paid through May 2004.

    (A) WORKFORCE REDUCTION

    The restructuring actions in September 2001 resulted in the reduction of Sonus' workforce by approximately 150 employees, or 21%. The affected employees were entitled to severance and other benefits for which Sonus recorded a charge of $4,506,000 in fiscal 2001. In addition in fiscal 2001, Sonus recorded non-cash stock-based compensation expense of $25,429,000 related to the write-off of deferred compensation associated with shares and options held by terminated employees.

    (B) CONSOLIDATION OF EXCESS FACILITIES AND OTHER CHARGES

    The Company recorded a restructuring charge in fiscal 2001 of $21,301,000 for the consolidation of excess facilities and other miscellaneous charges, which are included on the balance sheet in accrued restructuring expenses and long-term obligations. The accrual for the consolidation of excess facilities was determined assuming no sub-lease income.

    (C) WRITE-OFF OF GOODWILL AND PURCHASED INTANGIBLES

    In light of negative industry and economic conditions, a general decline in technology valuations and our decision to discontinue the development and use of certain acquired technology, we performed an assessment of the carrying value of the goodwill and purchased intangibles recorded in connection with our acquisition of TTI. In accordance with SFAS No. 121, Sonus recorded a non-cash impairment charge of $374,735,000 in fiscal 2001 for the write-off of goodwill and certain purchased intangibles because the estimated undiscounted future cash flows of these assets was less than the carrying value.

                              SONUS NETWORKS, INC.

(3) ACQUISITION OF TELECOM TECHNOLOGIES, INC.

    In January 2001, Sonus acquired privately-held TTI. Upon the closing of this acquisition, an aggregate of 10,800,000 shares of Sonus common stock (Merger Shares) were exchanged for all outstanding shares of TTI common stock. Of the 10,800,000 shares issued to the TTI stockholders, 1,200,000 shares were placed into escrow as security for indemnity obligations which were released to TTI stockholders on January 18, 2002. In addition to the Merger Shares, the TTI stockholders received in fiscal 2001, 4,200,000 additional shares of Sonus common stock upon the achievement of certain specified business expansion and product development milestones. Sonus has also issued contingent awards of 3,000,000 shares of common stock under the 2000 Retention Plan to certain former TTI employees (Note 13 (g)).

    The acquisition of TTI was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16, BUSINESS COMBINATIONs. Accordingly, the total purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The purchase price was determined by using the average market value of Sonus common stock for the period from two days before to two days after the announcement of the TTI acquisition ($41.61 per share) to value the 10,800,000 Sonus common shares issued to the TTI stockholders at the closing date and adding the fair value of liabilities assumed and expenses of the acquisition. Additionally, since the closing date, the purchase price has been increased as the 4,200,000 shares of common stock which were subject to milestone conditions were earned. As of December 31, 2001, the purchase price has been computed as follows, in thousands:

Fair market value of shares issued..........................  $527,613
Liabilities assumed.........................................    21,184
Acquisition expenses........................................     5,833
                                                              --------
                                                              $554,630
                                                              ========

    In accordance with APB Opinion No. 16 and with the assistance of valuation experts, the purchase price was allocated to the tangible and intangible assets acquired based upon their fair values as follows, in thousands:

Tangible assets.............................................  $  8,296
Intangible assets:
  Workforce, developed technology and customer list.........    32,300
  In-process research and development.......................    40,000
  Deferred compensation related to unvested stock options...    22,600
  Goodwill..................................................   451,434
                                                              --------
                                                              $554,630
                                                              ========

    Sonus engaged third-party appraisers to conduct a valuation of the tangible and intangible assets and to assist in the determination of the useful lives for such assets. Based on the results of the appraisal, $40,000,000 was allocated to in-process research and development, which was expensed in fiscal 2001. The amounts allocated to developed technology, customer list, assembled workforce and goodwill have been amortized over their estimated useful lives of three years. During the year ended December 31, 2001, amortization of goodwill and purchased intangibles for the TTI acquisition was $107,592,000. In fiscal 2001, Sonus recorded a non-cash impairment charge of $374,735,000 for the write-off of TTI goodwill and certain purchased intangibles (Note 2). Deferred compensation was computed based on the intrinsic value of the unvested TTI stock options assumed by Sonus and is being expensed over the remaining vesting period of up to four years.

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

PRO FORMA INFORMATION

    The following unaudited pro forma information presents a summary of the consolidated results of operations of Sonus and TTI as if the acquisition had occurred on January 1, 2001 and 2000. The pro forma adjustments exclude the one-time write-off of TTI in-process research and development.

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                    -------------------------------------
                                                          2001                2000
                                                    -----------------   -----------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues......................................          $ 173,533           $  80,401
Net loss......................................           (607,011)           (255,420)
Basic and diluted net loss per share..........          $   (3.51)          $   (2.34)
Pro forma basic and diluted net loss per
  share.......................................                                  (1.72)

    The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the years presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies from combining operations.

(4) ACQUISITION OF CERTAIN ASSETS OF LINGUATEQ, INC.

    In July 2001, Sonus completed the acquisition of certain intellectual property and other assets of privately-held Linguateq Incorporated. Linguateq was a provider of data distribution and billing application software for both next generation and legacy networks. The acquisition of certain intellectual property and other assets was accounted for using the purchase method of accounting in accordance with SFAS No. 141. The purchase price has been determined by using the average market value of Sonus common stock for the period from two days before to two days after the terms were agreed upon for the acquisition ($22.53 per share) to value the 221,753 Sonus common shares issued to the Linguateq stockholders at the closing date and adding payments to employees and vendors and expenses of the acquisition. As of December 31, 2001, the purchase price has been computed as follows, in thousands:

Fair market value of shares issued..........................   $4,995
Payments to employees and vendors...........................      241
Acquisition expenses........................................      141
                                                               ------
                                                               $5,377
                                                               ======

    In accordance with SFAS No. 142, and with the assistance of valuation experts, the purchase price was allocated to the intangible assets acquired based upon their fair values as follows, in thousands:

Intangible assets:
  Developed technology and customer list....................   $  700
  In-process research and development.......................    3,800
  Goodwill..................................................      877
                                                               ------
                                                               $5,377
                                                               ======

                              SONUS NETWORKS, INC.

    Sonus engaged third-party appraisers to conduct a valuation of the intangible assets and to assist in the determination of useful lives for such assets. Based on the results of the appraisal, $3,800,000 was allocated to in-process research and development, which was expensed in fiscal 2001. The amounts allocated to developed technology and customer list are being amortized over their estimated useful lives of up to two years. During the year ended December 31, 2001, amortization of purchased intangibles for Linguateq was $167,000.

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

    Pro forma information related to the consolidated results of operations of Sonus and Linguateq were not material for 2001 and 2000.

(5) INVENTORIES

    Inventories consist of the following, in thousands:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Raw materials...............................................  $ 4,899    $ 3,082
Work in progress............................................      525      3,021
Finished goods..............................................   13,441     14,565
                                                              -------    -------
                                                              $18,865    $20,668
                                                              =======    =======

(6) PROPERTY AND EQUIPMENT

    Property and equipment consist of the following, in thousands:

                                                                     DECEMBER 31,
                                                    ESTIMATED     -------------------
                                                   USEFUL LIFE      2001       2000
                                                  -------------   --------   --------
Equipment and software..........................  2-3 years       $ 41,723   $19,805
Furniture and fixtures..........................  3-5 years            579       342
Leasehold improvements..........................  Life of lease      2,514       760
                                                                  --------   -------
                                                                    44,816    20,907
Less accumulated depreciation and
  amortization..................................                   (21,481)   (6,634)
                                                                  --------   -------
                                                                  $ 23,335   $14,273
                                                                  ========   =======

                              SONUS NETWORKS, INC.

(7) OTHER BALANCE SHEET DATA

    (A) ACCRUED EXPENSES

    Accrued expenses consist of the following, in thousands:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Employee compensation and related costs.....................  $ 5,830    $ 3,121
Employee stock purchase plan................................    3,351      3,108
Professional fees...........................................    2,094        817
Royalties...................................................    3,582      3,613
Warranty....................................................    4,478      1,543
Other.......................................................    8,336      4,037
                                                              -------    -------
                                                              $27,671    $16,239
                                                              =======    =======

    (B) ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The following table sets forth activity in Sonus' allowance for doubtful accounts, in thousands:

                              BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                              BEGINNING    COSTS AND      OTHER                     END OF
YEAR ENDED DECEMBER 31:        OF YEAR      EXPENSES     ACCOUNTS    DEDUCTIONS      YEAR
-----------------------       ----------   ----------   ----------   ----------   ----------
2001........................    $1,000       $1,622     $      --    $      --      $2,622
2000........................        --        1,000            --           --       1,000

(8) INCOME TAXES

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

    The following is a summary of the significant components of Sonus' deferred tax assets and liabilities, in thousands:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net operating loss carryforwards............................  $ 37,077   $ 15,924
Tax credit carryforwards....................................     5,867      1,779
Other temporary differences.................................    23,179      5,032
Valuation allowance.........................................   (66,123)   (22,735)
                                                              --------   --------
                                                              $     --   $     --
                                                              ========   ========

    As of December 31, 2001, Sonus has net operating loss carryforwards for federal income tax purposes of approximately $92,800,000, which expire through 2021. Sonus also has available research and development credit carryforwards of approximately $5,867,000 that expire through 2021. The Internal Revenue Code contains provisions that limit the net operating loss and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests. Sonus has completed several financings since inception and has incurred ownership changes. Sonus does not believe that these changes will have a material impact on its ability to use its net operating loss and tax credit carryforwards.

                              SONUS NETWORKS, INC.

(9) LONG-TERM OBLIGATIONS

    Long-term obligations consist of capital leases and restructuring expenses (Notes 2 and 17(b)). Sonus assumed certain capital leases as part of the acquisition of TTI. The capital leases are due in monthly installments expiring at various dates through March 2005 and accrue interest at annual rates ranging from 4.62% to 14.39%. The future minimum annual payments under capital leases and amounts due for long-term obligations, as of December 31, 2001, are as follows, in thousands:

CAPITAL LEASES:
2002........................................................  $   640
2003........................................................      539
2004........................................................      193
2005........................................................       30
                                                              -------
Total minimum lease payments................................    1,402
Less amount representing interest...........................     (109)
                                                              -------
Present value of minimum payments...........................    1,293
Less current portion of capital leases......................   (1,055)
                                                              -------
Long-term portion of capital leases.........................      238
RESTRUCTURING EXPENSES:
Long-term portion of restructuring expenses.................   12,460
                                                              -------
Total long-term obligations.................................  $12,698
                                                              =======

(10) CONVERTIBLE SUBORDINATED NOTES

    In May 2001, Sonus completed a private placement of an aggregate principal amount of $10,000,000 of 4.75% convertible subordinated notes, due May 1, 2006, with a customer. Interest payments are due semi-annually on May 1 and November 1 of each year through May 2006. The notes may be converted by the holder into shares of Sonus' common stock at any time before their maturity or prior to their redemption or repurchase by Sonus. The conversion rate is 33.314 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. After May 1, 2004, Sonus has the option to redeem all or a portion of the notes at 100% of the principal amount. Also, at any time if the market price of Sonus' common stock exceeds $60.04 per share for twenty trading days in any thirty trading-day period, Sonus may redeem these notes through the issuance of shares of common stock or for cash. In the event of a change of control in Sonus, the holder at its option may require Sonus to redeem the notes through the issuance of common stock or cash. Interest expense related to our convertible subordinated notes was $317,000 for the year ended December 31, 2001.

(11) COMMITMENTS AND CONTINGENCIES

    (A) LEASES

    Sonus leases its facilities under operating leases, which expire through December 2008. Rent expense was approximately $4,146,000, $1,310,000 and $537,000 the years ended December 31, 2001, 2000 and 1999. Sonus is responsible for certain real estate taxes, utilities and maintenance costs under these leases. The future minimum payments under operating lease arrangements as of December 31, 2001, after reflecting the lease renegotiation (Note 17(b)) are as follows: $3,493,000 in 2002; $2,956,000 in 2003; $942,000 in 2004; $186,000 in
2005; $195,000 in 2006; and $418,000 thereafter.

    (B) PENDING LITIGATION

    In November 2001, a purchaser of the Company's common stock filed a complaint in the federal district court for the Southern District of New York against Sonus, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with our IPO and seeking

                              SONUS NETWORKS, INC.

unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased Sonus' common stock between the IPO on May 24, 2000 and December 6, 2000. The complaint alleges that Sonus' registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against Sonus are asserted under Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of that Act. Sonus intends to vigorously defend this action.

(12) REDEEMABLE CONVERTIBLE PREFERRED STOCK

    In connection with our IPO in May 2000, all redeemable convertible preferred stock was converted into an aggregate of 96,957,222 shares of common stock. A summary of the redeemable convertible preferred stock issuances from inception and the redemption value as of the closing of our IPO in May 2000 are as follows:

                                                                              NUMBER OF SHARES
                                                                          ------------------------   PRICE PER     REDEMPTION
DESCRIPTION                                   DATE                        AUTHORIZED   OUTSTANDING     SHARE         VALUE
-----------             ------------------------------------------------  ----------   -----------   ---------   --------------
                                                                                                                 (IN THOUSANDS)
 Series A               November 1997 and July 1998                        7,220,000    7,180,000     $  1.00        $ 7,180
 Series B               September and December 1998, May 1999              3,247,857    3,204,287        5.00         16,021
 Series C               September, November and December 1999              2,153,072    1,939,681       11.81         22,908
 Series D               March 2000                                         1,585,366    1,509,154       16.40         24,750
                                                                          ----------   ----------                    -------
                                                                          14,206,295   13,833,122                    $70,859
                                                                          ==========   ==========                    =======

    The rights, preferences and privileges of the Series A, B, C and D redeemable convertible preferred stock are as follows:

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

REDEMPTION

    If requested prior to specified redemption dates, by the holders of 66 2/3% of the then outstanding Series A, B, C and D preferred stock, Sonus was required to redeem such stock at $1.00, $5.00, $11.81 and $16.40 per share, as adjusted in the event of future dilution, plus declared but unpaid dividends.

DIVIDENDS

    Series A, B, C and D preferred stockholders were entitled to receive any cash dividend declared on common stock equal to the amount they would be entitled to if such preferred stock had been converted into common stock. In 1999, in connection with the sale of an aggregate of 211,688 shares of Series C preferred stock in the fourth quarter of fiscal 1999, Sonus recorded a charge to accumulated deficit of $2,500,000. This amount represents the beneficial conversion feature of the Series C preferred stock. This amount has been accounted for as a dividend to preferred stockholders and as a result, increased Sonus' capital in excess of par value, net loss applicable to common stockholders and the related net loss per share.

                              SONUS NETWORKS, INC.

LIQUIDATION PREFERENCE

    In the event of liquidation of Sonus and before any distribution to common stockholders, the Series A, B, C and D preferred stockholders were entitled to share pro rata, $1.00, $5.00, $11.81 and $16.40 per share, plus all declared but unpaid dividends.

VOTING RIGHTS

    Series A, B, C and D preferred stockholders were entitled to one vote per common share equivalent on all matters voted on by holders of common stock.

(13) STOCKHOLDERS' EQUITY (DEFICIT)

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

    (C) INITIAL PUBLIC OFFERING

    On May 31, 2000, Sonus completed its IPO of 17,250,000 shares of common stock, which included the exercise of the underwriters' over allotment option of 2,250,000 shares, at $7.67 per share. The proceeds from the IPO were $121,705,000, after deducting the underwriting discount and commissions and offering expenses of $10,545,000.

    (D) RESTRICTED COMMON STOCK

    Sonus issued 24,615,693 and 262,500 shares of restricted common stock outside of the 1997 Stock Incentive Plan (the Plan) in the period ended December 31, 1997 and in the year ended December 31, 1999, respectively. These shares are subject to repurchase agreements which expire over a five-year period. Sonus may repurchase any remaining restricted shares of common stock held by these individuals upon termination of employment at their original purchase price ranging from $0.0001 to $0.001 per share. All shares of common stock subject to repurchase restrictions contain the same rights and privileges as unrestricted shares of common stock and are presented as outstanding as of the date of issuance. As of December 31, 2001, 1,259,274 of these common shares were restricted and subject to Sonus' repurchase.

    (E) 1997 STOCK INCENTIVE PLAN

    The Plan, which is administered by the Board of Directors, permits Sonus to sell or award restricted common stock or to grant incentive and non-qualified stock options for the purchase of common stock to employees, directors and consultants. On January 1 of each year, commencing with January 2001, the aggregate number of shares of common stock available for purchase under the Plan shall increase by the lesser of (i) 5% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. At December 31, 2001, 90,173,599 shares were authorized and 24,051,950 shares were available under the Plan for future issuance.

                              SONUS NETWORKS, INC.

    Sonus issued shares of restricted common stock to employees and consultants which are subject to repurchase agreements and generally vest over a four or five-year period. If the employee leaves or if the services are not performed, Sonus may repurchase any restricted shares of common stock held by these individuals at their original purchase price ranging from $0.01 to $4.67 per share. All shares of common stock subject to repurchase restrictions contain the same rights and privileges as unrestricted shares of common stock and are presented as outstanding as of the date of issuance. As of December 31, 2001, 16,275,097 shares of the outstanding common stock issued under the Plan were restricted and subject to Sonus' repurchase.

    A summary of activity under the Plan for the years ended December 31, 1999, 2000 and 2001, is as follows:

RESTRICTED COMMON STOCK ISSUANCES

                                                                                        WEIGHTED
                                                                                        AVERAGE
                                                              NUMBER OF     PURCHASE    PURCHASE
                                                                SHARES       PRICE       PRICE
                                                              ----------   ----------   --------
Outstanding, December 31, 1998..............................  24,954,366   $0.01-0.07    $0.02
  Issued....................................................  14,968,116    0.07-0.22     0.10
                                                              ----------
Outstanding, December 31, 1999..............................  39,922,482    0.01-0.22     0.05
  Issued....................................................   3,870,672    0.22-4.67     1.88
  Repurchased...............................................    (772,500)   0.07-0.22     0.08
                                                              ----------
Outstanding, December 31, 2000..............................  43,020,654    0.01-4.67     0.21
  Repurchased...............................................    (241,250)   0.07-0.22     0.08
                                                              ----------
Outstanding, December 31, 2001..............................  42,779,404   $0.01-4.67    $0.20
                                                              ==========   ==========    =====
Unrestricted common stock, December 31, 2001................  26,504,307   $0.01-4.67    $0.05
                                                              ==========   ==========    =====

    As of December 31, 2000 and 1999, 17,319,885 and 7,438,965 shares of unrestricted common stock were outstanding with a weighted average purchase price of $0.04 and $0.02 per share.

COMMON STOCK OPTION GRANTS

                                                                                        WEIGHTED
                                                                                        AVERAGE
                                                             NUMBER OF     EXERCISE     EXERCISE
                                                               SHARES        PRICE       PRICE
                                                             ----------   -----------   --------
Outstanding, December 31, 1998.............................   1,672,500   $0.001-0.07    $ 0.04
  Granted..................................................   2,090,493     0.07-0.22      0.13
  Exercised................................................    (710,250)   0.001-0.07      0.02
                                                             ----------
Outstanding, December 31, 1999.............................   3,052,743     0.01-0.22      0.11
  Granted..................................................  15,531,937    0.67-22.25     10.39
  Canceled.................................................    (203,499)    0.01-3.33      1.75
  Exercised................................................    (655,655)    0.07-7.67      0.31
                                                             ----------
Outstanding, December 31, 2000.............................  17,725,526    0.01-22.25      9.07
  Granted..................................................   6,466,196    2.60-29.00     12.95
  Canceled.................................................  (2,215,382)   0.07-22.25     15.68
  Exercised................................................  (1,693,525)    0.07-7.67      2.36
                                                             ----------
Outstanding, December 31, 2001.............................  20,282,815   $0.01-29.00    $10.17
                                                             ==========   ===========    ======
Exercisable, December 31, 2001.............................   4,838,112   $0.01-22.25    $ 8.94
                                                             ==========   ===========    ======

                              SONUS NETWORKS, INC.

    As of December 31, 2000 and 1999, 783,589 and 374,379 options were exercisable at an average exercise price of $1.35 and $0.06 per share. The weighted average fair value of each option granted under the Plan for 2001, 2000 and 1999 is $11.15, $7.05 and $0.06 per share.

    The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2001:

                                 OUTSTANDING                    EXERCISABLE
                     ------------------------------------   --------------------
                                    WEIGHTED
                                    AVERAGE      WEIGHTED               WEIGHTED
                                   REMAINING     AVERAGE                AVERAGE
     EXERCISE        NUMBER OF    CONTRACTUAL    EXERCISE   NUMBER OF   EXERCISE
      PRICE            SHARES     LIFE (YEARS)    PRICE      SHARES      PRICE
------------------   ----------   ------------   --------   ---------   --------
$0.01-0.67.........   2,548,337       7.38        $ 0.29      813,171    $ 0.23
2.60-4.67.........    8,232,129       8.66          3.87    2,543,898      4.03
7.67-19.00........    4,785,200       9.24         14.31       21,025     15.14
22.25-29.00.......    4,717,149       8.98         22.29    1,460,018     22.25
                     ----------                             ---------
                     20,282,815                   $10.17    4,838,112    $ 8.94
                     ==========                   ======    =========    ======

    (F) 2000 EMPLOYEE STOCK PURCHASE PLAN

    In March 2000, the stockholders approved the 2000 Employee Stock Purchase Plan (ESPP). The ESPP consists of a series of overlapping 24-month offering periods. Each offering period generally consists of four consecutive 6-month purchase periods. Eligible employees may purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning of each offering period or end of each purchase period. Participation is limited to 20% of an employee's eligible compensation not to exceed amounts allowed by the Internal Revenue Code. On January 1 of each year, commencing with January 2001, the aggregate number of shares of common stock available for purchase under the ESPP shall increase by the lesser of (i) 2% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of December 31, 2001, 7,269,439 shares of common stock were authorized and 1,021,333 shares have been issued under the ESPP.

    (G) 2000 RETENTION PLAN

    In January 2001 in conjunction with the acquisition of TTI, Sonus established the 2000 Retention Plan (the Retention Plan) and issued contingent awards of 3,000,000 shares of common stock to certain employees of TTI who became employees of Sonus. Pursuant to the Retention Plan, these awards will vest in equal installments on each of October 31, 2002, November 30, 2002, January 31, 2003 and February 28, 2003, if (i) the recipients do not voluntarily terminate employment with TTI or Sonus prior to such vesting dates and (ii) the business expansion and product development escrow release conditions are satisfied in whole or in part. Generally, any awards forfeited by employees who terminate employment with TTI, other than a termination by Sonus or TTI without cause, prior to the date on which they would otherwise vest, may be reallocated to remaining TTI employees, awarded to replacement hires or returned to Sonus as provided by the terms of the Retention Plan. Due to the termination of certain former TTI employees in connection with the restructuring plan announced in September 2001, restrictions associated with approximately 860,000 shares of common stock awarded under the Retention Plan have been removed.

                              SONUS NETWORKS, INC.

    (H) 1998 EQUITY INCENTIVE PLAN

    In January 2001 in connection with the completion of the TTI acquisition, Sonus assumed TTI's 1998 Equity Incentive Plan and all grants of options under this plan. Each outstanding option to purchase shares of Class B common stock granted under the 1998 Equity Incentive Plan immediately prior to the effective time of the acquisition was converted into an option to purchase Sonus common stock based on the merger consideration, with the exercise price of the options being proportionately adjusted.

    In continuation of a 1997 agreement entered into by the TTI founders and other then TTI shareholders, the founders agreed, in exchange for the option exercise proceeds, to transfer to Sonus a number of shares of Sonus' common stock received by them in the acquisition equal to the number of shares of Sonus' common stock issued upon exercise by former TTI employees of the stock options granted under the TTI 1998 Equity Incentive Plan. As a result of this agreement, the aggregate number of outstanding shares of Sonus' common stock that will be issued upon exercise of these stock options will not increase.

    (I) STOCK-BASED COMPENSATION

    Stock-based compensation expenses includes the amortization of deferred employee compensation and other equity related expenses for non-employees.

    In connection with certain employee stock option grants and the issuance of employee restricted common stock during the years ended December 31, 2000 and 1999, Sonus recorded deferred stock-based compensation of $39,433,000 and $20,859,000. This represents the aggregate difference between the exercise price or purchase price and the fair value of the common stock on the date of grant or sale for accounting purposes. The deferred compensation is recognized as an expense over the vesting period of the underlying stock options and restricted common stock.

    In connection with the TTI acquisition, Sonus recorded deferred stock-based compensation of $22,600,000 for the year ended December 31, 2001, related to the intrinsic value of unvested TTI stock options assumed by Sonus. This deferred compensation is recognized as an expense over the remaining vesting period of the underlying stock options of up to four years. Additionally, Sonus recorded $55,196,000 of deferred stock-based compensation on 3,000,000 shares awarded to TTI employees under the Retention Plan, based on the fair value of the Sonus common stock on the closing date of the acquisition. This deferred compensation is being expensed ratably over the approximate two-year vesting period of the retention shares and was adjusted for changes in the fair value of Sonus common stock on the date the specific escrow release conditions were satisfied. Upon termination of an employee, the remaining value of the retention shares held to which such employee is entitled, if any, will be expensed (See Note 13 (g)).

    Sonus has valued the stock options and the issuances of restricted common stock to non-employees based upon the fair market value of the services rendered where Sonus believes the value of these services is more readily determinable than the value of the options or restricted stock. All other grants of options and issuances of restricted stock to non-employees are valued based upon the Black-Scholes option pricing model. As of December 31, 2001, Sonus has 135,000 stock options and 120,000 shares of restricted common stock outstanding to non-employees. In accordance with Emerging Issues Task Force 96-18, Sonus will record the value at the time the services are provided.

    Sonus recorded stock-based compensation of $75,500,000, $26,729,000 and $4,404,000 for the years ended December 31, 2001, 2000, and 1999. Stock-based compensation expense for the year ended December 31, 2001 includes $25,429,000 related to the write-off of deferred compensation with respect to shares held by terminated employees impacted by the restructuring plan (Note 2). Sonus expects to

                              SONUS NETWORKS, INC.

record up to approximately $21,000,000, $6,500,000 and $1,200,000 in employee stock-based compensation expense in the years ending December 31, 2002, 2003 and 2004.

    Sonus has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees and shares purchased under the ESPP using the Black-Scholes option pricing model with an assumed 4.5% risk-free interest rate in 2001, and 5% risk-free rate in 2000 and 1999, volatility of 150%, 80%, and 60% in 2001, 2000, and 1999 and an expected life ranging from 2-5 years for stock options and 6 months for the ESPP, with the assumption that no dividends will be paid. Had compensation expense for Sonus' stock option plan and ESPP been determined consistent with SFAS No. 123, the pro forma net loss and pro forma net loss per share would have been as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2001        2000       1999
                                                              ---------   --------   --------
Net loss applicable to common stockholders, in thousands --
  As reported...............................................  $(645,432)  $(50,038)  $(26,387)
  Pro forma.................................................   (699,168)   (55,980)   (26,400)
Basic and diluted net loss per share --
  As reported...............................................  $   (3.74)  $  (0.52)  $  (1.84)
  Pro forma.................................................      (4.06)     (0.58)     (1.84)

    The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because Sonus' employee stock options and ESPP shares have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of Sonus' options and ESPP shares.

    (J) COMMON STOCK RESERVED

    Common stock reserved for future issuance at December 31, 2001 consist of the following:

Stock incentive plan........................................  44,334,765
Employee stock purchase plan................................   6,248,106
Conversion of convertible subordinated notes................     333,140
                                                              ----------
                                                              50,916,011
                                                              ==========

(14) EMPLOYEE BENEFIT PLAN

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

                              SONUS NETWORKS, INC.

(15) SUPPLEMENTAL CASH FLOW INFORMATION

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest....................  $    503   $   225      $208
                                                              ========   =======      ====

  ACQUISITION OF TELECOM TECHNOLOGIES, INC:
  Tangible assets...........................................  $  8,296   $    --      $ --
  Liabilities assumed.......................................   (21,184)       --        --
  Goodwill and purchased intangibles........................   523,734        --        --
  Issuance of common stock in connection with the
    acquisition.............................................  (505,013)       --        --
  Cash acquired.............................................       (90)       --        --
                                                              --------   -------      ----
  Acquisition, net of cash acquired.........................     5,743        --        --
                                                              --------   -------      ----

  ACQUISITION OF CERTAIN ASSETS OF LINGUATEQ, INC.:
  Goodwill and purchased intangibles........................     5,377        --        --
  Issuance of common stock in connection with the
    acquisition.............................................    (4,995)       --        --
                                                              --------   -------      ----
  Acquisition...............................................       382        --        --
                                                              --------   -------      ----

  TOTAL ACQUISITIONS, NET OF CASH ACQUIRED..................  $  6,125   $    --      $ --
                                                              ========   =======      ====

SUPPLEMENTARY DISCLOSURE OF NON-CASH TRANSACTIONS:
  Issuance of common stock for subscriptions receivable.....  $     --   $    --      $110
                                                              ========   =======      ====
  Conversion of redeemable convertible preferred stock into
    common stock............................................  $     --   $70,859      $ --
                                                              ========   =======      ====

(16) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following table presents our quarterly operating results for the years ended December 31, 2001 and 2000. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with our audited consolidated financial statements and related notes. These operating results are not necessarily indicative of the results of any future period.

                              SONUS NETWORKS, INC.

                                                                     THREE MONTHS ENDED
                                   ---------------------------------------------------------------------------------------
                                   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                     2001       2001       2001        2001       2000       2000       2000        2000
                                   --------   --------   ---------   --------   --------   --------   ---------   --------
                                                                       (IN THOUSANDS)
                                                                         (UNAUDITED)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
REVENUES.........................  $ 41,499   $ 52,551   $  40,286   $ 38,863   $  1,093   $  6,511   $ 15,568    $28,598
Cost of revenues.................    18,011     22,160      18,129     17,398      1,462      4,555      8,830     13,001
                                   --------   --------   ---------   --------   --------   --------   --------    -------
GROSS PROFIT (LOSS)..............    23,488     30,391      22,157     21,465       (369)     1,956      6,738     15,597

OPERATING EXPENSES:
  Research and development.......    13,919     16,697      18,746     15,642      4,844      6,355      7,032      8,199
  Sales and marketing............     8,488     10,615      12,660     10,504      3,358      4,381      5,833      7,997
  General and administrative.....     2,663      3,279       3,330      3,796        713      1,277      1,763      1,724
  Stock-based compensation.......    15,423     13,847      39,069      7,161      6,979      6,386      6,982      6,382
  Amortization of goodwill and
    purchased intangibles........    27,207     38,704      41,368        480         --         --         --         --
  Write-off of goodwill and
    purchased intangibles........        --         --     376,719     (1,984)        --         --         --         --
  Restructuring charges..........        --         --      25,807         --         --         --         --         --
  In-process research and
    development..................    40,000         --       3,800         --         --         --         --         --
                                   --------   --------   ---------   --------   --------   --------   --------    -------
    Total operating expenses.....   107,700     83,142     521,499     35,599     15,894     18,399     21,610     24,302
                                   --------   --------   ---------   --------   --------   --------   --------    -------
LOSS FROM OPERATIONS.............   (84,212)   (52,751)   (499,342)   (14,134)   (16,263)   (16,443)   (14,872)    (8,705)
Interest income (expense), net...     1,733      1,360       1,181        733        228      1,089      2,495      2,433
                                   --------   --------   ---------   --------   --------   --------   --------    -------
NET LOSS.........................  $(82,479)  $(51,391)  $(498,161)  $(13,401)  $(16,035)  $(15,354)  $(12,377)   $(6,272)
                                   ========   ========   =========   ========   ========   ========   ========    =======
NET LOSS PER SHARE (NOTE 1 (O)):
  Basic and diluted..............  $  (0.51)  $  (0.30)  $   (2.81)  $  (0.07)  $  (0.69)  $  (0.24)  $  (0.09)   $ (0.04)
                                   ========   ========   =========   ========   ========   ========   ========    =======
  Pro forma basic and diluted....                                               $  (0.14)  $  (0.12)
                                                                                ========   ========
SHARES USED IN COMPUTING NET LOSS
  PER SHARE (NOTE 1 (O)):
  Basic and diluted..............   162,091    171,329     177,313    181,260     23,229     64,278    144,836    148,912
                                   ========   ========   =========   ========   ========   ========   ========    =======
  Pro forma basic and diluted....                                                116,765    129,273
                                                                                ========   ========

(17) SUBSEQUENT EVENTS

    (A) BANK FINANCING

    As of January 16, 2002, Sonus established a $10,000,000 equipment line of credit and a $20,000,0000 working capital line of credit with a bank, at the bank's prime rate, available through March 24, 2003. Amounts borrowed under the equipment line shall be repaid over a 36-month period. Amounts borrowed under the working capital line will be based on a percentage of eligible accounts receivable balances. Under the agreement, all of Sonus' assets, except intellectual property, have been pledged as collateral. Sonus must also maintain a certain minimum tangible stockholders' equity and quick ratio, as defined and maintain certain minimum investment balances with the bank.

    (B) LEASE RENEGOTIATION

    As of March 5, 2002, TTI reduced its lease commitments for excess space in its Texas facilities in exchange for a one-time payment of $835,000 to a landlord and a guarantee by Sonus of TTI's rents owed through April 2003, the remainder of the revised lease term. As a result of this transaction, Sonus expects to record a restructuring benefit in the first quarter of fiscal 2002 (Note 2).