Form 10-Q
period 2002-03-31
SONUS NETWORKS INC
filed 2002-05-10
CIK 1105472

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                        COMMISSION FILE NUMBER 000-30229

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of April 30, 2002, there were 204,747,433 shares of $0.001 par value per share, common stock, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SONUS NETWORKS, INC.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
          PART I --     FINANCIAL INFORMATION

  Item 1:               Financial Statements

                        Condensed Consolidated Balance Sheets as of March 31, 2002
                          (unaudited) and December 31, 2001.........................      1

                        Condensed Consolidated Statements of Operations for the
                          Three Months Ended March 31, 2002 and 2001 (unaudited)....      2

                        Condensed Consolidated Statement of Stockholders' Equity for
                          the Three Months Ended March 31, 2002 (unaudited).........      3

                        Condensed Consolidated Statements of Cash Flows for the
                          Three Months Ended March 31, 2002 and 2001 (unaudited)....      4

                        Notes to Condensed Consolidated Financial Statements
                          (unaudited)...............................................      5

  Item 2:               Management's Discussion and Analysis of Financial Condition      16
                          and Results of Operations.................................

                        Cautionary Statements.......................................     22

                        Quantitative and Qualitative Disclosures About Market
  Item 3:                 Risk......................................................     31

         PART II --     OTHER INFORMATION

  Item 1:               Legal Proceedings...........................................     32

  Item 4:               Submission of Matters to a Vote of Security Holders.........     32

  Item 6:               Exhibits and Reports on Form 8-K............................     33

                        Signature...................................................     33

PART I--FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                              SONUS NETWORKS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 40,471      $ 49,123
  Marketable securities.....................................      68,577        75,944
  Accounts receivable, net..................................       3,725         9,440
  Inventories...............................................      13,020        18,865
  Other current assets......................................       2,850         2,952
                                                                --------      --------
    Total current assets....................................     128,643       156,324
PROPERTY AND EQUIPMENT, net.................................      20,248        23,335
GOODWILL, net...............................................       1,673         1,673
PURCHASED INTANGIBLE ASSETS, net............................       2,457         2,863
OTHER ASSETS, net...........................................         693           689
                                                                --------      --------
                                                                $153,714      $184,884
                                                                ========      ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $  4,956      $  8,630
  Accrued expenses..........................................      24,688        27,671
  Accrued restructuring expenses............................       5,972         8,596
  Deferred revenue..........................................       9,512        13,349
  Current portion of long-term obligations..................         952         1,055
                                                                --------      --------
    Total current liabilities...............................      46,080        59,301
LONG-TERM OBLIGATIONS, less current portion.................       2,928        12,698
CONVERTIBLE SUBORDINATED NOTES..............................      10,000        10,000
COMMITMENTS AND CONTINGENCIES (Note 9)......................
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value; 5,000,000 shares
    authorized, none issued and outstanding.................          --            --
  Common stock, $0.001 par value; 600,000,000 shares
    authorized, 206,018,807 and 205,181,085 shares issued
    and 204,681,969 and 204,167,335 shares outstanding at
    March 31, 2002 and December 31, 2001, respectively......         206           205
  Capital in excess of par value............................     862,605       860,883
  Accumulated deficit.......................................    (745,592)     (729,398)
  Deferred compensation.....................................     (22,335)      (28,721)
  Treasury stock, at cost; 1,336,838 and 1,013,750 common
    shares at March 31, 2002 and December 31, 2001,
    respectively............................................        (178)          (84)
                                                                --------      --------
    Total stockholders' equity..............................      94,706       102,885
                                                                --------      --------
                                                                $153,714      $184,884
                                                                ========      ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                              SONUS NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  2002            2001
                                                              -------------   -------------
REVENUES....................................................    $ 21,158        $ 41,499
Cost of revenues:
  Write-off of inventory and purchase commitments...........       9,434              --
  Other cost of revenues (1)................................       9,875          18,011
                                                                --------        --------
    Total cost of revenues..................................      19,309          18,011
                                                                --------        --------
GROSS PROFIT................................................       1,849          23,488

OPERATING EXPENSES:
  Research and development (1)..............................      14,615          13,919
  Sales and marketing (1)...................................       8,407           8,488
  General and administrative (1)............................       1,466           2,663
  Stock-based compensation..................................       5,743          15,423
  Amortization of goodwill and purchased intangible
    assets..................................................         406          27,207
  Restructuring charges (benefit), net......................     (12,141)             --
  In-process research and development.......................          --          40,000
                                                                --------        --------
    Total operating expenses................................      18,496         107,700
                                                                --------        --------
LOSS FROM OPERATIONS........................................     (16,647)        (84,212)
Interest expense............................................        (139)           (168)
Interest income.............................................         592           1,901
                                                                --------        --------
NET LOSS....................................................    $(16,194)       $(82,479)
                                                                ========        ========

BASIC AND DILUTED NET LOSS PER SHARE........................    $  (0.09)       $  (0.51)
                                                                ========        ========

SHARES USED IN COMPUTING NET LOSS PER SHARE (NOTE 1 (I))....     186,057         162,091
                                                                ========        ========

------------------------

(1) Excludes non-cash, stock-based compensation expense as follows:

Cost of revenues............................................    $    100        $    317
Research and development....................................       3,009           8,576
Sales and marketing.........................................       1,750           4,174
General and administrative..................................         884           2,356
                                                                --------        --------
                                                                $  5,743        $ 15,423
                                                                ========        ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                              SONUS NETWORKS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                          COMMON STOCK           CAPITAL                                      TREASURY STOCK
                                     -----------------------   IN EXCESS OF   ACCUMULATED     DEFERRED     --------------------
                                       SHARES      PAR VALUE    PAR VALUE       DEFICIT     COMPENSATION    SHARES       COST
                                     -----------   ---------   ------------   -----------   ------------   ---------   --------
BALANCE, DECEMBER 31, 2001.........  205,181,085     $205        $860,883      $(729,398)     $(28,721)    1,013,750    $ (84)

  Issuance of common stock in
    connection with employee stock
    purchase plan..................      665,783        1           2,302             --            --            --       --

  Exercise of stock options........      171,939       --              63             --            --            --       --

  Amortization of deferred
    compensation...................           --       --              --             --         5,362            --       --

  Deferred compensation for
    terminated employees
    (Note 2).......................           --       --            (643)            --         1,024            --       --

  Repurchase of common stock.......           --       --              --             --            --       323,088      (94)

  Net loss.........................           --       --              --        (16,194)           --            --       --
                                     -----------     ----        --------      ---------      --------     ---------    -----

BALANCE, MARCH 31, 2002............  206,018,807     $206        $862,605      $(745,592)     $(22,335)    1,336,838    $(178)
                                     ===========     ====        ========      =========      ========     =========    =====

                                         TOTAL
                                     STOCKHOLDERS'
                                        EQUITY
                                     -------------
BALANCE, DECEMBER 31, 2001.........     $102,885
  Issuance of common stock in
    connection with employee stock
    purchase plan..................        2,303
  Exercise of stock options........           63
  Amortization of deferred
    compensation...................        5,362
  Deferred compensation for
    terminated employees
    (Note 2).......................          381
  Repurchase of common stock.......          (94)
  Net loss.........................      (16,194)
                                        --------
BALANCE, MARCH 31, 2002............     $ 94,706
                                        ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                              SONUS NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                  2002            2001
                                                              -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    $(16,194)       $(82,479)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization.........................       4,144           3,019
      Write-off of inventory................................       7,026              --
      Stock-based compensation..............................       5,743          15,423
      Amortization of goodwill and purchased intangible
        assets..............................................         406          27,207
      Non-cash restructuring benefit........................     (16,557)             --
      In-process research and development...................          --          40,000
      Changes in current assets and liabilities:
        Accounts receivable.................................       5,715           6,097
        Inventories.........................................      (1,181)         (1,350)
        Other current assets................................         102          (1,920)
        Accounts payable....................................      (3,674)          1,897
        Accrued expenses....................................       1,220            (847)
        Deferred revenue....................................      (3,837)         (3,211)
                                                                --------        --------

        Net cash provided by (used in) operating
          activities........................................     (17,087)          3,836
                                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................        (976)        (10,917)
  Maturities of marketable securities.......................      10,340           2,165
  Purchases of marketable securities........................      (2,973)        (29,309)
  Other assets..............................................         (85)           (513)
  Acquisition, net of cash acquired.........................          --          (5,743)
                                                                --------        --------

        Net cash provided by (used in) investing
          activities........................................       6,306         (44,317)
                                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock in connection with
    employee stock purchase plan............................       2,303           3,388
  Proceeds from exercise of stock options...................          63             613
  Payment of stock subscriptions receivable.................          --             238
  Payments of long-term obligations.........................        (143)            (96)
  Payment of note payable to bank...........................          --          (8,000)
  Repurchase of common stock................................         (94)             --
                                                                --------        --------

        Net cash provided by (used in) financing
          activities........................................       2,129          (3,857)
                                                                --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS...................      (8,652)        (44,338)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............      49,123          87,108
                                                                --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD....................    $ 40,471        $ 42,770
                                                                ========        ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                              SONUS NETWORKS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by Sonus Networks, Inc. (Sonus) and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair statement of the results for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC), and omit or condense certain information and footnote disclosure pursuant to existing SEC rules and regulations. Results for the interim periods are not necessarily indicative of results to be expected for the entire fiscal year. These statements should be read in conjunction with the consolidated financial statements and related footnotes included in Sonus' Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC.

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

    (C) CONCENTRATIONS OF CREDIT AND OFF-BALANCE SHEET RISK, SIGNIFICANT CUSTOMERS AND LIMITED SUPPLIERS

    The financial instruments that potentially subject Sonus to concentrations of credit risk are cash, cash equivalents, marketable securities and receivables. Sonus has no off-balance sheet concentrations such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Sonus' cash and cash equivalent holdings are diversified between four financial institutions.

    We expect that for the foreseeable future, the majority of our revenues will depend on sales of our products to a limited number of customers. For the three months ended March 31, 2002 and 2001, two and four customers each contributed more than 10% of our revenues. As of March 31, 2002 and 2001, four and two customers each accounted for more than 10% of Sonus' accounts receivable balance. International revenues, primarily to Asia and Europe, were 16% and 2% of revenues for the three months ended March 31, 2002 and 2001. Certain components and software licenses from third-parties used in Sonus' products are procured from a single source. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus' delivery of products and thereby adversely affect Sonus' revenues and operating results.

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

    (D) GOODWILL AND PURCHASED INTANGIBLE ASSETS

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 142 eliminates the amortization of goodwill and certain other intangibles with indefinite lives and instead subjects these assets to periodic impairment assessments. SFAS No. 142 is effective for all goodwill and certain other intangibles acquired after June 30, 2001 and commenced on January 1, 2002 for all goodwill and certain other intangibles existing on June 30, 2001. As of January 1, 2002, in accordance with SFAS
No. 142, Sonus ceased amortizing $796,000 of acquired workforce intangible assets established in connection with the acquisition of telecom technologies, inc. (TTI) (Notes 2(d) and 3).

    Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, two and three years. Goodwill includes acquired workforce intangible assets and is carried net of an impairment charge and accumulated amortization.

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

    (G) COMPREHENSIVE LOSS

    Sonus applies SFAS No. 130, REPORTING COMPREHENSIVE INCOME. The comprehensive loss for the three months ended March 31, 2002 and 2001 does not differ from the reported loss.

    (H) USE OF ESTIMATES

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

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

    (I) NET LOSS PER SHARE

    Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of unrestricted common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of unrestricted common stock and potential common stock outstanding during the period, if dilutive. Potential common stock consists of restricted shares of common stock, shares of common stock issuable upon the exercise of stock options, conversion of convertible subordinated notes and shares of common stock issued in connection with our acquisition of TTI subject to the achievement of milestones and employee retention (Note 3). There were no dilutive shares of potential common stock for the three months ended March 31, 2002 and 2001 as Sonus incurred a net loss in each period.

    The following table sets forth the computation of shares used in calculating the net loss per share, in thousands:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                              2002       2001
                                                            --------   --------
Weighted average common shares outstanding................  204,367    195,157
Less weighted average restricted common shares
  outstanding.............................................  (18,310)   (33,066)
                                                            -------    -------
Shares used in computing net loss per share...............  186,057    162,091
                                                            =======    =======

    Excluded from the computation of net loss per share in the above table are options to purchase shares of common stock and shares of common stock issuable upon conversion of convertible subordinated notes representing an aggregate of 22,754,772 and 17,766,738 for the three months ended March 31, 2002 and 2001, as their effects would have been anti-dilutive. Had Sonus recorded net income for the three months ended March 31, 2002 and used the treasury stock method in accordance with SFAS No. 128, EARNINGS PER SHARe, approximately 212,000,000 weighted average shares of common stock would have been used in the computation of diluted earnings per share.

    (J) RECENT ACCOUNTING PRONOUNCEMENT

    In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETs, which supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONs. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The implementation of this statement did not have a material effect on Sonus' consolidated financial statements.

    (K) RECLASSIFICATIONS

    Certain reclassifications have been made to prior year's consolidated financial statements to conform to the 2002 presentation.

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

(2) RESTRUCTURING CHARGES (BENEFIT) AND WRITE-OFF OF GOODWILL AND PURCHASED INTANGIBLE ASSETS

    Commencing in the third quarter of fiscal 2001, in response to unfavorable business conditions primarily caused by significant declines in capital spending by telecommunications service providers, Sonus implemented restructuring plans designed to reduce expenses and align its cost structure with its revised business outlook. The restructuring plans include a worldwide workforce reduction, consolidation of excess facilities and the write-off of excess inventory and purchase commitments. Additionally, in the third quarter of fiscal 2001, Sonus recorded a write-off of goodwill and purchased intangible assets related to the acquisition of TTI (Note 3) and in the first quarter of fiscal 2002, recorded a restructuring benefit for a lease renegotiation. Sonus' restructuring related reserves as of March 31, 2002 are summarized as follows, in thousands:

                              DEC. 31,     CURRENT OPERATING ACTIVITY                 MAR. 31,
                                2001     -------------------------------                2002
                              ACCRUAL                NON-CASH                CASH     ACCRUAL    CURRENT    LONG-TERM
                              BALANCE    ADDITIONS   BENEFIT     TOTAL     PAYMENTS   BALANCE    PORTION     PORTION
                              --------   ---------   --------   --------   --------   --------   --------   ---------
Workforce reduction.........  $   871     $1,005     $     --   $ 1,005    $(1,672)    $  204     $  204     $   --
Consolidation of facilities
  and other charges
  (benefit).................   20,185      3,411      (16,557)  (13,146)      (949)     6,090      3,360      2,730
                              -------     ------     --------   -------    -------     ------     ------     ------
Sub-total...................   21,056      4,416      (16,557)  (12,141)    (2,621)     6,294      3,564      2,730
Write-off of purchase
  commitments...............       --      2,408           --     2,408         --      2,408      2,408         --
                              -------     ------     --------   -------    -------     ------     ------     ------
Total.......................  $21,056     $6,824     $(16,557)  $(9,733)   $(2,621)    $8,702     $5,972     $2,730
                              =======     ======     ========   =======    =======     ======     ======     ======

    Remaining cash expenditures relating to the workforce reductions are expected to be substantially paid in the second quarter of fiscal 2002. The remaining amounts related to the consolidation of excess facilities and other miscellaneous charges will be paid through May 2004. The purchase commitment obligations are expected to be substantially paid by the end of fiscal 2002.

    (A) WORKFORCE REDUCTION

    The restructuring actions resulted in the reduction of Sonus' workforce by approximately 200 employees, or 30%. The affected employees were entitled to severance and other benefits for which Sonus recorded a charge of $4,506,000 in the third quarter of fiscal 2001 (of which $871,000 remained unpaid at December 31, 2001) and $1,005,000 in the first quarter of fiscal 2002. In addition, Sonus recorded non-cash stock-based compensation expense of $25,429,000 in the third quarter of fiscal 2001 and $381,000 in the first quarter of fiscal 2002 related to the acceleration of the amortization of deferred compensation associated with shares and options held by terminated employees.

    (B) CONSOLIDATION OF EXCESS FACILITIES AND OTHER CHARGES (BENEFIT)

    In the third quarter of fiscal 2001, Sonus recorded a restructuring charge of $21,301,000 for the consolidation of excess facilities and other miscellaneous charges, of which $20,185,000 remained unpaid at December 31, 2001. In the first quarter of fiscal 2002, Sonus recorded an additional restructuring charge of $3,411,000 for the consolidation of excess facilities.

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

    In March 2002, Sonus' TTI subsidiary reduced its lease commitments for excess space in its Texas facilities in exchange for a one-time payment of $835,000 to a landlord and a guarantee by Sonus of TTI's rents owed through April 2003, the remainder of the revised lease term. As a result of this transaction, Sonus recorded a restructuring benefit of $16,557,000 in the first quarter of fiscal 2002. The accruals for the consolidation of excess facilities were determined assuming no sub-lease income and the amounts were recorded on the balance sheet as accrued restructuring expenses and long-term obligations.

    (C) WRITE-OFF OF INVENTORY AND PURCHASE COMMITMENTS

    During the three months ended March 31, 2002, Sonus recorded cost of revenues of $9,434,000, consisting of $7,026,000 for the write-off of inventory determined to be excess and obsolete and $2,408,000 for materials that are expected to be purchased from third-party contract manufacturers and suppliers under purchase commitments, but which are in excess of required quantities. The charge for purchase commitments was recorded on the balance sheet as accrued restructuring expenses.

    (D) WRITE-OFF OF GOODWILL AND PURCHASED INTANGIBLE ASSETS

    In light of negative industry and economic conditions, a general decline in technology valuations and our decision to discontinue the development and use of certain acquired technology, we performed an assessment of the carrying value of the goodwill and purchased intangible assets recorded in connection with our acquisition of TTI. In accordance with SFAS No. 121, Sonus recorded a non-cash impairment charge of $374,735,000 in the third quarter of fiscal 2001 for the write-off of goodwill and certain purchased intangibles because the estimated undiscounted future cash flows of these assets was less than the carrying value.

(3) ACQUISITION OF TELECOM TECHNOLOGIES, INC.

    In January 2001, Sonus acquired privately-held TTI. Upon the closing of this acquisition, an aggregate of 10,800,000 shares of Sonus common stock (Merger Shares) were exchanged for all outstanding shares of TTI common stock. Of the 10,800,000 shares issued to the TTI stockholders, 1,200,000 shares held as security for indemnity obligations were released to TTI stockholders on January 18, 2002. In addition to the Merger Shares, the TTI stockholders received in fiscal 2001 4,200,000 additional shares of Sonus common stock upon the achievement of certain specified business expansion and product development milestones. Sonus has also issued contingent awards of 3,000,000 shares of common stock under the 2000 Retention Plan to certain former TTI employees who became employees of Sonus.

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

    The acquisition of TTI was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16, BUSINESS COMBINATIONS. Accordingly, the total purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The purchase price was determined by using the average market value of Sonus common stock for the period from two days before to two days after the announcement of the TTI acquisition ($41.61 per share) to value the Merger Shares at the closing date and adding the fair value of liabilities assumed and expenses of the acquisition. Additionally, since the closing date, the purchase price has been increased as the 4,200,000 shares of common stock which were subject to milestone conditions were earned. The final purchase price has been computed as follows, in thousands:

Fair market value of shares issued..........................  $527,613
Liabilities assumed.........................................    21,184
Acquisition expenses........................................     5,833
                                                              --------
                                                              $554,630
                                                              ========

    In accordance with APB Opinion No. 16 and with the assistance of valuation experts, the final purchase price was allocated to the tangible and intangible assets acquired based upon their fair values as follows, in thousands:

Tangible assets.............................................  $  8,296

Intangible assets:
  Workforce, developed technology and customer list.........    32,300
  In-process research and development.......................    40,000
  Deferred compensation related to unvested stock options...    22,600
  Goodwill..................................................   451,434
                                                              --------
                                                              $554,630
                                                              ========

    Sonus engaged third-party appraisers to conduct a valuation of the tangible and intangible assets and to assist in the determination of the useful lives for such assets. Based on the results of the appraisal, $40,000,000 was allocated to in-process research and development, which was expensed in the first quarter of fiscal 2001. In the third quarter of fiscal 2001, Sonus recorded a non-cash impairment charge of $374,735,000 for the write-off of TTI goodwill and certain purchased intangible assets (Note 2). Deferred compensation was computed based on the intrinsic value of the unvested TTI stock options assumed by Sonus and is being expensed over the remaining vesting period of up to four years. During the three months ended March 31, 2002 and 2001, amortization of goodwill and purchased intangible assets for the TTI acquisition was $306,000 and $27,207,000.

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

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

PRO FORMA INFORMATION

    The following unaudited pro forma information presents a summary of the consolidated results of operations of Sonus and TTI as if the acquisition had occurred on January 1, 2001. The pro forma adjustments exclude the one-time write-off of TTI in-process research and development.

                                                             THREE MONTHS ENDED
                                                               MARCH 31, 2001
                                                            ---------------------
                                                            (IN THOUSANDS, EXCEPT
                                                               PER SHARE DATA)
Revenues..................................................        $ 41,833
Net loss..................................................         (53,603)
Basic and diluted net loss per share......................        $  (0.32)

    The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented. In addition, it is not intended to be a projection of future results and does not reflect any synergies from combining operations.

(4) ACQUISITION OF CERTAIN ASSETS OF LINGUATEQ, INC.

    In July 2001, Sonus completed the acquisition of certain intellectual property and other assets of privately-held Linguateq Incorporated. Linguateq was a provider of data distribution and billing application software for both next generation and legacy networks. The acquisition of certain intellectual property and other assets was accounted for using the purchase method of accounting in accordance with SFAS No. 141, BUSINESS COMBINATIONS. The purchase price has been determined by using the average market value of Sonus common stock for the period from two days before to two days after the terms were agreed upon for the acquisition ($22.53 per share) to value the 221,753 Sonus common shares issued to the Linguateq stockholders at the closing date and adding payments to employees and vendors and expenses of the acquisition. As of March 31, 2002, the purchase price has been computed as follows, in thousands:

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
                                                               ------
                                                               $5,377
                                                               ======

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

    Sonus engaged third-party appraisers to conduct a valuation of the intangible assets and to assist in the determination of useful lives for such assets. Based on the results of the appraisal, $3,800,000 was allocated to in-process research and development, which was expensed in the third quarter of fiscal 2001. During the three months ended March 31, 2002, amortization of purchased intangible assets for Linguateq was $100,000.

(5) INVENTORIES

    Inventories consist of the following, in thousands:

                                                        MARCH 31,   DECEMBER 31,
                                                          2002          2001
                                                        ---------   ------------
Raw materials.........................................   $ 7,539       $ 4,899
Work in progress......................................       402           525
Finished goods........................................     5,079        13,441
                                                         -------       -------
                                                         $13,020       $18,865
                                                         =======       =======

(6) LONG-TERM OBLIGATIONS

    Long-term obligations consist of capital leases and restructuring expenses (Note 2). Sonus assumed certain capital leases as part of the acquisition of TTI. The capital leases are due in monthly installments expiring at various dates through March 2005 and accrue interest at annual rates ranging from 4.62% to 14.39%. The future minimum annual payments under capital leases and amounts due for long-term obligations, as of March 31, 2002, are as follows, in thousands:

CAPITAL LEASES:

Total minimum lease payments................................   $1,238
Less amount representing interest...........................      (88)
                                                               ------
Present value of minimum payments...........................    1,150
Less current portion of capital leases......................     (952)
                                                               ------
Long-term portion of capital leases.........................      198

RESTRUCTURING EXPENSES:

Long-term portion of restructuring expenses.................    2,730
                                                               ------
Total long-term obligations.................................   $2,928
                                                               ======

(7) BANK AGREEMENT

    In January 2002, Sonus established a $10,000,000 equipment line of credit and a $20,000,000 working capital line of credit with a bank, at the bank's prime rate, available through March 24, 2003. Amounts borrowed under the equipment line shall be repaid over a 36-month period. Sonus must maintain a certain minimum tangible stockholders' equity and quick ratio, as defined in the credit agreement and maintain certain minimum investment balances with the bank. The availability of the working capital line is dependent upon Sonus maintaining certain minimum tangible stockholders' equity balances. If such minimum balances are not achieved then the amounts available for borrowings under the working capital line will be based on a percentage of eligible accounts receivable balances.

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

Under the agreement, all of Sonus' assets, except intellectual property, have been pledged as collateral. As of March 31, 2002, Sonus had no borrowings outstanding under the lines of credit.

(8) CONVERTIBLE SUBORDINATED NOTES

    In May 2001, Sonus completed a private placement of an aggregate principal amount of $10,000,000 of 4.75% convertible subordinated notes, due May 1, 2006, with a customer. Interest payments are due semi-annually on May 1 and November 1 of each year through May 2006. The notes may be converted by the holder into shares of Sonus' common stock at any time before their maturity or prior to their redemption or repurchase by Sonus. The conversion rate is 33.314 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. After May 1, 2004, Sonus has the option to redeem all or a portion of the notes at 100% of the principal amount. Also, at any time if the market price of Sonus' common stock exceeds $60.04 per share for twenty trading days in any thirty trading-day period, Sonus may redeem these notes through the issuance of shares of common stock or for cash. In the event of a change of control in Sonus, the holder at its option may require Sonus to redeem the notes through the issuance of common stock or cash. Interest expense related to our convertible subordinated notes was $119,000 for the three months ended
March 31, 2002.

(9) COMMITMENTS AND CONTINGENCIES

    (A) LEASES

    Sonus leases its facilities under operating leases, which expire through December 2008. Sonus is responsible for certain real estate taxes, utilities and maintenance costs under these leases. The future minimum payments under operating lease arrangements as of March 31, 2002, are as follows: $2,620,000 in 2002 (nine months); $2,956,000 in 2003; $942,000 in 2004; $186,000 in 2005;
$195,000 in 2006; and $418,000 thereafter.

    (B) PENDING LITIGATION

    In November 2001, a purchaser of Sonus' common stock filed a complaint in the federal district court for the Southern District of New York against Sonus, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with our initial public offering (IPO) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased Sonus' common stock between the IPO on May 24, 2000 and December 6, 2000. The complaint alleges that Sonus' registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against Sonus are asserted under Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of that Act. Sonus intends to vigorously defend this action.

(10) STOCKHOLDERS' EQUITY

    (A) 1997 STOCK INCENTIVE PLAN

    On January 1 of each year, the aggregate number of shares of common stock available for issuance under the 1997 Stock Incentive Plan (the Plan) shall increase by the lesser of (i) 5% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of March 31, 2002, 100,381,966 shares were authorized under the Plan.

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

    (B) 2000 EMPLOYEE STOCK PURCHASE PLAN

    On January 1 of each year, the aggregate number of shares of common stock available for purchase under the 2000 Employee Stock Purchase Plan (ESPP) shall increase by the lesser of (i) 2% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of March 31, 2002, 11,352,786 shares were authorized under the ESPP.

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

    In connection with the TTI acquisition, Sonus recorded deferred stock-based compensation of $22,600,000 during the year ended December 31, 2001, related to the intrinsic value of unvested TTI stock options assumed by Sonus. This deferred compensation is recognized as an expense over the remaining vesting period of the underlying stock options of up to four years. Additionally, Sonus recorded $55,196,000 of deferred stock-based compensation on 3,000,000 shares awarded to TTI employees under the 2000 Retention Plan, based on the fair value of the Sonus common stock on the closing date of the acquisition. This deferred compensation is being expensed ratably over the approximate two-year vesting period of the retention shares and was adjusted for changes in the fair value of Sonus common stock on the date the specific escrow release conditions were satisfied. Upon termination of an employee, the remaining deferred compensation associated with the retention shares is expensed.

    Sonus has valued the stock options and the issuances of restricted common stock to non-employees based upon the fair market value of the services rendered where Sonus believes the value of these services is more readily determinable than the value of the options or restricted stock. All other grants of options and issuances of restricted stock to non-employees are valued based upon the Black-Scholes option pricing model. As of March 31, 2002, Sonus has 135,000 stock options and 120,000 shares of restricted common stock outstanding to non-employees. In accordance with Emerging Issues Task Force 96-18, Sonus will record the value at the time the services are provided.

    Sonus recorded stock-based compensation of $5,743,000 and $15,423,000 for the three months ended March 31, 2002 and 2001. Stock-based compensation expense for the three months ended March 31, 2002 includes $381,000 related to the write-off of deferred compensation with respect to shares held by terminated employees impacted by the restructuring plan (Note 2). Sonus expects stock-based compensation expense to impact its results through fiscal 2004.

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

(11) SUPPLEMENTAL CASH FLOW INFORMATION

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            2002       2001
                                                          --------   --------
                                                            (IN THOUSANDS)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest................    $20      $    168
                                                            ===      ========
ACQUISITION OF TELECOM TECHNOLOGIES, INC:

Tangible assets.........................................    $--      $  6,312
Liabilities assumed.....................................     --       (21,184)
Goodwill and purchased intangible assets................     --       497,218
Issuance of common stock in connection with the
  acquisition...........................................     --      (476,513)
Cash acquired...........................................     --           (90)
                                                            ---      --------
Acquisition, net of cash acquired.......................    $--      $  5,743
                                                            ===      ========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON OUR CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT OURSELVES AND OUR INDUSTRY. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS, INCLUDING THE FACTORS SET FORTH IN "CAUTIONARY STATEMENTS" BEGINNING ON PAGE 22 OF THIS QUARTERLY REPORT ON FORM 10-Q. THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES FOR THE PERIODS SPECIFIED. FURTHER REFERENCE SHOULD BE MADE TO SONUS' ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 ON FILE WITH THE SEC.

OVERVIEW

    Sonus is a leading provider of voice infrastructure products for the new public network. We offer a new generation of carrier-class switching equipment and software that enables voice services to be delivered over packet-based networks.

    Since our inception, we have incurred significant losses and, as of March 31, 2002, had an accumulated deficit of $745.6 million. We have not achieved profitability on a quarterly or an annual basis, and anticipate that we will continue to incur net losses. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

    We sell our products primarily through a direct sales force and, in some markets, through resellers and distributors. In the future, we anticipate expanding our sales efforts to include additional overseas distribution partners. Customers' decisions to purchase our products to deploy in commercial networks involve a significant commitment of resources and a lengthy evaluation, testing and product qualification process. We believe these long sales cycles, as well as our expectation that customers will tend to sporadically place significant orders with short lead times, will cause our revenues and results of operations to vary significantly and unexpectedly from quarter to quarter. We expect to recognize revenues from a limited number of customers for the foreseeable future.

    Sonus began shipping product to customers during the fourth quarter of fiscal 1999 and recorded its first revenues of $51.8 million in fiscal 2000 and $173.2 million in fiscal 2001. In January 2001 we acquired privately-held telecom technologies, inc. (TTI) and accounted for the acquisition as a purchase for financial reporting purposes. Upon the closing of this acquisition, we issued 10,800,000 shares of common stock to the TTI shareholders and in 2001 issued an additional 4,200,000 shares of common stock to them upon the achievement of certain milestones. See Note 3 to our unaudited condensed consolidated financial statements.

    For the six consecutive quarters ending June 30, 2001, our revenue increased each quarter sequentially compared to the previous quarter. However, our revenue declined sequentially in the third and fourth quarters of fiscal 2001 and in the first quarter of fiscal 2002 to $40.3 million, $38.9 million and $21.2 million, due to unfavorable business conditions primarily caused by significant declines in capital spending by telecommunications service providers. As a result of the current challenging business environment in the telecommunications industry, many service providers, including some of Sonus' customers are experiencing financial difficulties, and some are in the process of restructuring their businesses or have filed for bankruptcy.

    In response to these unfavorable economic conditions, in the third quarter of fiscal 2001, Sonus commenced a restructuring plan designed to reduce expenses and align its cost structure with its revised business outlook. Accordingly, Sonus recorded a restructuring charge in the third quarter of fiscal 2001 of $25.8 million for a worldwide workforce reduction, consolidation of excess facilities and other charges, a $374.7 million non-cash impairment charge for the write-off of goodwill and certain purchased intangible assets related to the acquisition of TTI and a $25.4 million write-off of deferred compensation for shares and options held by terminated employees.

    Further restructuring actions were implemented in the first quarter of fiscal 2002, resulting in an additional charge of $4.4 million for a worldwide workforce reduction and consolidation of excess facilities, a $9.4 million write-off of excess inventory and purchase commitments and a $381,000 write-off of deferred compensation for shares and options held by terminated employees. In addition in the first quarter of fiscal 2002, Sonus recorded a $16.6 million restructuring benefit for a lease renegotiation. As a result of the restructuring actions and other cost cutting measures, we believe that our future operating expenses will be reduced slightly from their current level. See
Note 2 to our unaudited condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

    The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our unaudited condensed consolidated financial statements. Our revenue recognition policy complies with SEC Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. See Note 1(e) to our unaudited condensed consolidated financial statements.

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

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

    REVENUES. Revenues were $21.2 million for the first quarter of fiscal 2002, a decrease of $20.3 million, or 49% from $41.5 million in the first quarter of fiscal 2001. The decrease in revenues was the result of significant declines in capital spending by telecommunications service providers. For the three months ended March 31, 2002 and 2001, two and four customers each contributed more than 10% of our revenues. International revenues, primarily to Asia and Europe, were 16% and 2% of revenues for the three months ended March 31, 2002 and 2001.

    COST OF REVENUES/GROSS PROFIT. Cost of revenues consist primarily of amounts paid to third-party manufacturers for purchased materials and services, manufacturing and professional services personnel and related costs and inventory obsolescence. Cost of revenues for the three months ended March 31, 2002 included a charge of $9.4 million for the write-off of excess inventory and purchase commitments.

    Gross profit, excluding these write-offs, was $11.3 million, or 53% of revenues, for the first quarter of fiscal 2002, compared with $23.5 million, or 57% of revenues, in the first quarter of fiscal 2001. The decrease in gross profit as a percentage of revenues, excluding the write-offs, is primarily due to a decrease in revenue volume. We expect gross profit as a percentage of revenues to remain consistent with the current level (excluding the write-offs) in the near-term.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, recruiting expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $14.6 million for the first quarter of fiscal 2002, an increase of $696,000, or 5%, from $13.9 million in the first quarter of fiscal 2001. The increase is primarily the result of additional prototype costs and depreciation expense. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success and we intend to continue to make substantial investments to enhance our products and technologies to meet the requirements of our customers and market.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries and related personnel expenses, commissions, travel and entertainment expenses, promotions, customer evaluations and other marketing expenses. Sales and marketing expenses were $8.4 million for the first quarter of fiscal 2002, a decrease of $100,000, or 1%, from $8.5 million in the first quarter of fiscal 2001. The decrease primarily reflects a reduction in salaries, commissions and trade show expenses, partially offset by increased costs for customer evaluations.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, recruiting expenses, provision for bad debts and professional fees. General and administrative expenses were $1.5 million for the first quarter of fiscal 2002, a decrease of $1.2 million, or 45%, from $2.7 million in the first quarter of fiscal 2001. The decrease primarily reflects reductions in salaries and related expenses.

    STOCK-BASED COMPENSATION EXPENSES. Stock-based compensation expenses include the amortization of stock compensation charges resulting from the granting of stock options, including those TTI stock options assumed by Sonus, stock awards to TTI employees under the 2000 Retention Plan, the sales of restricted common stock to employees and compensation expense associated with the grant of stock options and issuance of restricted stock to non-employees. See Note 10(c) to our unaudited condensed consolidated financial statements. Stock-based compensation expenses were $5.7 million for the first quarter of fiscal 2002, a decrease of $9.7 million, or 63% from $15.4 million in the first quarter of fiscal 2001. The decrease is primarily due to the write-off of deferred compensation of shares and options held by terminated employees impacted by the restructuring plans. Sonus expects stock-based compensation expense to impact its results through fiscal 2004.

    GOODWILL, PURCHASED INTANGIBLE ASSETS AND IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES. In January 2001, Sonus acquired certain intellectual property, in-process research and development and intangible assets in connection with our acquisition of TTI, which resulted in the recording of $523.7 million of goodwill and other intangibles. Amortization of TTI purchased intangible assets was $306,000 for the first quarter of fiscal 2002, a decrease of $26.8 million from $27.2 million in the first quarter of fiscal 2001. The decrease is primarily the result of a write-off of $374.7 million of TTI goodwill and purchased intangibles in the third quarter of fiscal 2001. The results of operations for the first quarter of fiscal 2001 was impacted by a $40.0 million write-off of TTI purchased in-process research and development recorded upon closing of the acquisition. See Notes 2 and 3 to our unaudited condensed consolidated financial statements.

    In July 2001, Sonus completed the acquisition of certain intellectual property and other assets of privately-held Linguateq Incorporated, a provider of data distribution and billing application software, which resulted in the recording of $5.4 million of goodwill and purchased intangible assets. Amortization of purchased intangible assets was $100,000 for the first quarter of fiscal 2002. See Note 4 to our unaudited condensed consolidated financial statements.

    RESTRUCTURING CHARGES (BENEFIT), NET. In the first quarter of fiscal 2002, in response to unfavorable business conditions primarily caused by significant declines in capital spending by telecommunications service providers, Sonus continued restructuring actions designed to reduce expenses and align its cost structure with its revised business outlook. The restructuring actions included a worldwide workforce reduction, consolidation of excess facilities and the write-off of inventory and purchase commitments. Additionally, in the first quarter of fiscal 2002, Sonus recorded a restructuring benefit for a lease renegotiation. See Notes 2 and 3 to our unaudited condensed consolidated financial statements.

        WORKFORCE REDUCTION. The restructuring actions in the first quarter of fiscal 2002 resulted in the reduction of Sonus' workforce and a charge of $1.0 million for severance and other benefits. Remaining cash expenditures of $204,000 at March 31, 2002 related to the workforce reductions are expected to be substantially paid in the second quarter of fiscal 2002.

        CONSOLIDATION OF EXCESS FACILITIES. In the first quarter of fiscal 2002, Sonus recorded a restructuring charge of $3.4 million for the consolidation of excess facilities, which are included on the balance sheet as accrued restructuring expenses and long-term obligations.

        In March 2002, Sonus' TTI subsidiary reduced its lease commitments for excess space in its Texas facilities in exchange for a one-time payment of $835,000 to a landlord and a guarantee by Sonus of TTI's rents owed through April 2003, the remainder of the revised lease term. As a result of this transaction, Sonus recorded a restructuring benefit of $16.6 million in the first quarter of fiscal 2002. The remaining cash expenditures of $6.1 million at March 31, 2002 relating to the consolidation of excess facilities are expected to be paid through May 2004.

        WRITE-OFF OF INVENTORY AND PURCHASE COMMITMENTS. During the three months ended March 31, 2002, Sonus recorded cost of revenues of $9.4 million, consisting of $7.0 million for the write-off of inventory determined to be excess and obsolete and $2.4 million for materials that are expected to be purchased from third-party contract manufacturers and suppliers under purchase commitments, but which are in excess of required quantities. The $2.4 million charge for purchase commitments was recorded on the balance sheet as accrued restructuring expenses and is expected to be substantially paid by the end of fiscal 2002.

    INTEREST INCOME (EXPENSE), NET. Interest income consists of interest earned on our cash balances and marketable securities. Interest expense consists of interest incurred on convertible subordinated notes and capital lease arrangements. Interest income, net of interest expense, was $453,000 for the first quarter of fiscal 2002, a decrease of $1.3 million from $1.7 million in the first quarter of fiscal 2001. The decrease primarily reflects a reduction in interest rates and invested balances.

    INCOME TAXES. No provision for income taxes has been recorded for the three months ended March 31, 2002 and 2001, due to accumulated net losses. We did not record any tax benefits relating to these losses or other tax benefits due to the uncertainty surrounding the realization of these future tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $17.1 million for the first quarter of fiscal 2002, as compared to net cash provided by operating activities of $3.8 million for the first quarter of fiscal 2001. The increase in net cash used primarily reflects a reduction in the net loss and non-cash charges and a decrease in accounts payable.

    Net cash provided by investing activities was $6.3 million for the first quarter of fiscal 2002, as compared to net cash used in investing activities of $44.3 million for the first quarter of fiscal 2001. Net cash provided by investing activities for the first quarter of fiscal 2002 primarily reflects net maturities of marketable securities of $7.4 million offset by purchases of property and equipment of $1.0 million. Net cash used in investing activities for the first quarter of fiscal 2001 primarily reflects net purchases of marketable securities of $27.1 million, purchases of property and equipment of $10.9 million and cash expenditures associated with our acquisition of TTI for $5.7 million. Sonus has no current material commitments for capital expenditures but does expect to incur approximately $8.0 million in purchases during fiscal 2002.

    In January 2002, we established a $10.0 million equipment line of credit and a $20.0 million working capital line of credit with a bank available through March 24, 2003. The lines of credit are collateralized by all of our assets, except intellectual property and bear interest at the banks prime rate. We are required to comply with various financial and restrictive covenants. As of March 31, 2002, we had no borrowings outstanding under the lines of credit. See
Note 7 to our unaudited condensed consolidated financial statements.

    Net cash provided by financing activities was $2.1 million for the first quarter of fiscal 2002, as compared to net cash used in financing activities of $3.9 million for the first quarter of fiscal 2001. The net cash provided by financing activities for the first quarter of fiscal 2002 primarily resulted from the sale of common stock in connection with our employee stock purchase plan (ESPP). The net cash used in financing activities for the first quarter of fiscal 2001 primarily resulted from the repayment of $8.0 million in a bank note payable assumed as part of the TTI acquisition, partially offset by the sale of common stock under the ESPP and the exercise of stock options.

    The following summarizes our future contractual cash obligations as of March 31, 2002, in thousands:

                                        (NINE MONTHS)
                                            2002          2003       2004       2005       2006     THEREAFTER    TOTAL
                                        -------------   --------   --------   --------   --------   ----------   --------
Capital lease obligations.............     $  476        $  539     $  193      $ 30     $    --       $ --      $ 1,238
Operating leases......................      2,620         2,956        942       186         195        418        7,317
Convertible subordinated notes........        475           475        475       475      10,238         --       12,138
                                           ------        ------     ------      ----     -------       ----      -------
Total contractual cash obligations....     $3,571        $3,970     $1,610      $691     $10,433       $418      $20,693
                                           ======        ======     ======      ====     =======       ====      =======

    At March 31, 2002, we had cash, cash equivalents and marketable securities which totaled $109.0 million. We believe our current cash, cash equivalents, marketable securities and available bank financing, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. The rate at which we will consume cash will be dependent on the cash needs of future operations that in turn will be directly effected by the levels of demand for our products. If our existing resources and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results.

RECENT ACCOUNTING PRONOUNCEMENT

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETs, which supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONs. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The implementation of this statement did not have a material effect on Sonus' consolidated financial statements.

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

    From our inception through the end of 2000, the telecommunications market was experiencing rapid growth spurred by a number of factors including deregulation in the industry, entry of a large number of new emerging service providers, growth in data traffic and the availability of significant capital from the financial markets. In 2001 and 2002, the telecommunications industry experienced a reversal of some of these trends, marked by a dramatic reduction in current and projected future capital expenditures by service providers, financial difficulties and in some cases bankruptcies experienced by emerging service providers and a sharp contraction in the availability of capital. These conditions caused a substantial reduction in demand for telecommunications equipment, including our products.

    We expect the developments described above to continue to affect our business for the next several quarters in the following manner:

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

THE WEAKENED FINANCIAL POSITION OF MANY EMERGING SERVICE PROVIDERS WILL INCREASE THE UNPREDICTABILITY OF OUR RESULTS.

    A substantial portion of our revenues to date are from emerging service providers who have been the primary early adopters of our voice infrastructure products. Several of our emerging service provider customers, including XO Communications and Global Crossing, who contributed 16.6% and 13.2% of our total 2001 revenues, are experiencing financial difficulties and are in the process of restructuring their operations or have filed for bankruptcy. Our operating results could be materially and adversely affected if any present or future emerging service provider chooses to reduce its level of orders, delays or fails to pay our receivables, or fails to successfully and timely reorganize its operations including emerging from bankruptcy.

WE EXPECT THAT A MAJORITY OF OUR REVENUES WILL BE GENERATED FROM A LIMITED NUMBER OF CUSTOMERS AND WE WILL NOT BE SUCCESSFUL IF WE DO NOT GROW OUR CUSTOMER BASE.

    To date, we have shipped our products to a limited number of customers. We expect that in the foreseeable future, the majority of our revenues will depend on sales of our products to a limited number of customers. Four and three customers each contributed more than 10% of our revenues for the years ended December 31, 2001 and 2000, which represented an aggregate of 67% and 70% of total revenues. Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by:

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

    The market for our products is evolving. Packet-based technology may not be widely accepted as a platform for voice and a viable market for our products may not develop or be sustainable. If this market does not develop, or develops more slowly than we expect, we may not be able to sell our products in significant volume, or at all.

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

WE MAY NOT BECOME PROFITABLE.

    We have incurred significant losses since inception and expect to continue to incur losses in the future. As of March 31, 2002, we had an accumulated deficit of $745.6 million and had only recognized cumulative revenues since inception of $246.1 million through March 31, 2002. We have not achieved profitability on a quarterly or annual basis. Our revenues may not grow and we may never generate sufficient revenues to achieve or sustain profitability.

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

    We have expanded our operations rapidly and have hired a significant number of employees during fiscal 2001. Our growth has placed a significant strain on our management systems and resources. Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires effective planning and management processes. We expect that we will need to continue to improve our financial, managerial and manufacturing controls and reporting systems, and will need to continue to train and manage our worldwide workforce. If we fail to implement adequate control systems in an efficient and timely manner, our costs may be increased and our growth could be impaired and we may not be able to accurately anticipate and fulfill market demand, the result of which will be a loss of revenues and customers.

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

SALES OF A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK IN THE FUTURE COULD CAUSE OUR STOCK PRICE TO FALL.

    Some stockholders who acquired shares prior to our IPO or in connection with our acquisition of TTI hold a substantial number of shares of our common stock that have not yet been sold in the public market. Further, additional shares may become available for sale upon the conversion or redemption of convertible subordinated notes. Sales of a substantial number of shares of our common stock within a short period of time in the future could impair our ability to raise capital through the sale of additional debt or stock and /or cause our stock price to fall.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The 2002 Annual Meeting of Shareholders of Sonus Networks, Inc. was held on May 2, 2002 at the Westford Regency, 219 Littleton Road in Westford, Massachusetts 01886. Of the 204,675,407 shares outstanding as of March 22, 2002, the record date, 155,214,723 shares (75.8%) were present or represented by proxy at the meeting. The table below presents the results of the election to Sonus' board of directors.

                                            VOTES FOR     AGAINST     ABSTENTIONS
                                           -----------   ----------   -----------
Hassan M. Ahmed..........................  137,849,890   17,364,833           --
Paul J. Severino.........................  146,275,590    8,939,133           --

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
10.1*........           First Amendment to Office Lease Agreement, dated November 1,
                        1997, between telecom technologies, inc. and Collins
                        Campbell Joint Venture with respect to property located at
                        1701 North Collins Blvd., Suite 3000, Richardson, Texas.

10.2*........           Second Amendment to Office Lease Agreement, dated July 1,
                        1998, between telecom technologies, inc. and Collins
                        Campbell Joint Venture with respect to property located at
                        1701 North Collins Blvd., Suite 3000, Richardson, Texas.

10.3*........           Third Amendment to Office Lease Agreement, dated July 1,
                        1998, between telecom technologies, inc. and Collins
                        Campbell Joint Venture with respect to property located at
                        1701 North Collins Blvd., Suite 3000, Richardson, Texas.

10.4*........           Fourth Amendment to Office Lease Agreement, dated February
                        1, 1999, between telecom technologies, inc. and Collins
                        Campbell Joint Venture with respect to property located at
                        1701 North Collins Blvd., Suite 3000, Richardson, Texas.

10.5*........           Global Agreement, dated March 5, 2002, by and between TR
                        Lookout Partners, Ltd., Collins Campbell Joint Venture,
                        telecom technologies, inc. and Registrant related to
                        property lease agreements.

10.6*........           Loan and Security Agreement, dated as of January 16, 2002, by and between the Registrant and Silicon Valley Bank.

------------------------

* Incorporated by reference to the Registrant's Annual Report on Form 10-K, filed March 27, 2002 with the Securities and Exchange Commission.

    (b) Reports on Form 8-K:

    Sonus filed on March 28, 2002 a Current Report on Form 8-K dated March 27, 2002 with the SEC reporting estimated financial results for the first quarter of fiscal 2002.

    Sonus filed on April 10, 2002 a Current Report on Form 8-K dated April 9, 2002 with the SEC reporting its actual financial results for the first quarter ended March 31, 2002.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2002                                    SONUS NETWORKS, INC.

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