Form 10-Q
period 2002-06-30
SONUS NETWORKS INC
filed 2002-08-14
CIK 1105472

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                        COMMISSION FILE NUMBER 000-30229

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 1, 2002, there were 205,132,659 shares of $0.001 par value per share, common stock, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SONUS NETWORKS, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 2002

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
          PART I --     FINANCIAL INFORMATION

  Item 1:               Financial Statements

                        Condensed Consolidated Balance Sheets as of June 30, 2002
                          (unaudited) and December 31, 2001.........................      1

                        Condensed Consolidated Statements of Operations for the
                          Three and Six Months Ended June 30, 2002 and 2001
                          (unaudited)...............................................      2

                        Condensed Consolidated Statement of Stockholders' Equity for
                          the Six Months Ended June 30, 2002 (unaudited)............      3

                        Condensed Consolidated Statements of Cash Flows for the Six
                          Months Ended June 30, 2002 and 2001 (unaudited)...........      4

                        Notes to Condensed Consolidated Financial Statements
                          (unaudited)...............................................      5

  Item 2:               Management's Discussion and Analysis of Financial Condition      16
                          and Results of Operations.................................

                        Cautionary Statements.......................................     22

                        Quantitative and Qualitative Disclosures About Market
  Item 3:                 Risk......................................................     31

         PART II --     OTHER INFORMATION

  Item 1:               Legal Proceedings...........................................     32

  Item 4:               Submission of Matters to a Vote of Security Holders.........     32

  Item 6:               Exhibits and Reports on Form 8-K............................     33

                        Signature...................................................     33

PART I--FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                              SONUS NETWORKS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $ 40,728      $ 49,123
  Marketable securities.....................................      63,982        75,944
  Accounts receivable, net..................................       6,448         9,440
  Inventories...............................................       9,847        18,865
  Other current assets......................................       1,804         2,952
                                                                --------      --------
    Total current assets....................................     122,809       156,324
PROPERTY AND EQUIPMENT, net.................................      16,978        23,335
GOODWILL, net...............................................       1,673         1,673
PURCHASED INTANGIBLE ASSETS, net............................       2,074         2,863
OTHER ASSETS, net...........................................         561           689
                                                                --------      --------
                                                                $144,095      $184,884
                                                                ========      ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................    $  4,804      $  8,630
  Accrued expenses..........................................      27,164        27,671
  Accrued restructuring expenses............................       5,083         8,596
  Deferred revenue..........................................      11,310        13,349
  Current portion of long-term obligations..................         848         1,055
                                                                --------      --------
    Total current liabilities...............................      49,209        59,301
LONG-TERM OBLIGATIONS, less current portion.................       2,037        12,698
CONVERTIBLE SUBORDINATED NOTES..............................      10,000        10,000
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
  Preferred stock, $0.01 par value; 5,000,000 shares
    authorized, none issued and outstanding.................          --            --
  Common stock, $0.001 par value; 600,000,000 shares
    authorized, 206,158,347 and 205,181,085 shares issued
    and 204,593,633 and 204,167,335 shares outstanding at
    June 30, 2002 and December 31, 2001, respectively.......         206           205
  Capital in excess of par value............................     861,042       860,883
  Accumulated deficit.......................................    (763,410)     (729,398)
  Deferred compensation.....................................     (14,786)      (28,721)
  Treasury stock, at cost; 1,564,714 and 1,013,750 common
    shares at June 30, 2002 and December 31, 2001,
    respectively............................................        (203)          (84)
                                                                --------      --------
    Total stockholders' equity..............................      82,849       102,885
                                                                --------      --------
                                                                $144,095      $184,884
                                                                ========      ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                              SONUS NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                           JUNE 30,               JUNE 30,
                                                      -------------------   --------------------
                                                        2002       2001       2002       2001
                                                      --------   --------   --------   ---------
REVENUES............................................  $ 21,295   $ 52,551   $ 42,453   $  94,050
Cost of revenues:
  Write-off of inventory and purchase commitments...        --         --      9,434          --
  Other cost of revenues (1)........................     9,948     22,160     19,823      40,171
                                                      --------   --------   --------   ---------
    Total cost of revenues..........................     9,948     22,160     29,257      40,171
                                                      --------   --------   --------   ---------
GROSS PROFIT........................................    11,347     30,391     13,196      53,879

OPERATING EXPENSES:
  Research and development (1)......................    12,225     16,697     26,840      30,616
  Sales and marketing (1)...........................     8,280     10,615     16,687      19,103
  General and administrative (1)....................     1,690      3,279      3,156       5,942
  Stock-based compensation..........................     5,950     13,847     11,693      29,270
  Amortization of goodwill and purchased intangible
    assets..........................................       383     38,704        789      65,911
  Restructuring charges (benefit), net..............     1,013         --    (11,128)         --
  In-process research and development...............        --         --         --      40,000
                                                      --------   --------   --------   ---------
    Total operating expenses........................    29,541     83,142     48,037     190,842
                                                      --------   --------   --------   ---------
LOSS FROM OPERATIONS................................   (18,194)   (52,751)   (34,841)   (136,963)
Interest expense....................................      (136)      (113)      (275)       (281)
Interest income.....................................       512      1,473      1,104       3,374
                                                      --------   --------   --------   ---------
NET LOSS............................................  $(17,818)  $(51,391)  $(34,012)  $(133,870)
                                                      ========   ========   ========   =========

BASIC AND DILUTED NET LOSS PER SHARE................  $  (0.09)  $  (0.30)  $  (0.18)  $   (0.80)
                                                      ========   ========   ========   =========

SHARES USED IN COMPUTING NET LOSS PER SHARE
  (NOTE 1 (I))......................................   189,193    171,329    187,593     166,689
                                                      ========   ========   ========   =========

------------------------

(1)  Excludes non-cash, stock-based compensation expense as follows:

Cost of revenues....................................  $    298   $    305   $    398   $     622
Research and development............................     3,343      7,806      6,351      16,382
Sales and marketing.................................     1,922      3,720      3,672       7,894
General and administrative..........................       387      2,016      1,272       4,372
                                                      --------   --------   --------   ---------
                                                      $  5,950   $ 13,847   $ 11,693   $  29,270
                                                      ========   ========   ========   =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                              SONUS NETWORKS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                              COMMON STOCK         CAPITAL IN                                   TREASURY STOCK
                                         -----------------------   EXCESS OF    ACCUMULATED     DEFERRED     --------------------
                                           SHARES      PAR VALUE   PAR VALUE      DEFICIT     COMPENSATION    SHARES       COST
                                         -----------   ---------   ----------   -----------   ------------   ---------   --------
BALANCE, DECEMBER 31, 2001.............  205,181,085     $205       $860,883     $(729,398)     $(28,721)    1,013,750    $ (84)
  Issuance of common stock in
    connection with employee stock
    purchase plan......................      665,783        1          2,302            --            --            --       --
  Exercise of stock options............      311,479       --             99            --            --            --       --
  Amortization of deferred
    compensation.......................           --       --             --            --        10,283            --       --
  Deferred compensation for terminated
    employees (Note 2).................           --       --         (2,242)           --         3,652            --       --
  Repurchase of common stock...........           --       --             --            --            --       550,964     (119)
  Net loss.............................           --       --             --       (34,012)           --            --       --
                                         -----------     ----       --------     ---------      --------     ---------    -----
BALANCE, JUNE 30, 2002.................  206,158,347     $206       $861,042     $(763,410)     $(14,786)    1,564,714    $(203)
                                         ===========     ====       ========     =========      ========     =========    =====

                                             TOTAL
                                         STOCKHOLDERS'
                                            EQUITY
                                         -------------
BALANCE, DECEMBER 31, 2001.............    $102,885
  Issuance of common stock in
    connection with employee stock
    purchase plan......................       2,303
  Exercise of stock options............          99
  Amortization of deferred
    compensation.......................      10,283
  Deferred compensation for terminated
    employees (Note 2).................       1,410
  Repurchase of common stock...........        (119)
  Net loss.............................     (34,012)
                                           --------
BALANCE, JUNE 30, 2002.................    $ 82,849
                                           ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                              SONUS NETWORKS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED JUNE 30,
                                                              --------------------------
                                                                 2002           2001
                                                              -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $(34,012)     $(133,870)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Depreciation and amortization.........................      8,191          6,684
      Write-off of inventory................................      7,026             --
      Stock-based compensation..............................     11,693         29,270
      Amortization of goodwill and purchased intangible
        assets..............................................        789         65,911
      Non-cash restructuring benefit........................    (16,557)            --
      In-process research and development...................         --         40,000
      Changes in current assets and liabilities:
        Accounts receivable.................................      2,992         (2,656)
        Inventories.........................................      1,992         (3,385)
        Other current assets................................      1,148            467
        Accounts payable....................................     (3,826)           251
        Accrued expenses....................................      1,959          7,194
        Deferred revenue....................................     (2,039)        (1,187)
                                                               --------      ---------

        Net cash provided by (used in) operating
          activities........................................    (20,644)         8,679
                                                               --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.......................     (1,681)       (16,760)
  Maturities of marketable securities.......................     26,701          9,660
  Purchases of marketable securities........................    (14,739)       (38,749)
  Other assets..............................................        (25)          (455)
  Acquisition, net of cash acquired.........................         --         (5,743)
                                                               --------      ---------

        Net cash provided by (used in) investing
          activities........................................     10,256        (52,047)
                                                               --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock in connection with
    employee stock purchase plan............................      2,303          3,388
  Proceeds from exercise of stock options...................         99          2,926
  Payment of stock subscriptions receivable.................         --            238
  Payments of long-term obligations.........................       (290)          (233)
  Payment of note payable to bank...........................         --         (8,000)
  Proceeds from issuance of convertible subordinated
    notes...................................................         --         10,000
  Repurchase of common stock................................       (119)           (12)
                                                               --------      ---------

        Net cash provided by financing activities...........      1,993          8,307
                                                               --------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS...................     (8,395)       (35,061)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     49,123         87,108
                                                               --------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD....................   $ 40,728      $  52,047
                                                               ========      =========

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (A) BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

    The accompanying unaudited condensed consolidated financial statements have been prepared by Sonus Networks, Inc. (Sonus) and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary for a fair statement of the results for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC), and omit or condense certain information and footnote disclosures pursuant to existing SEC rules and regulations. Results for the interim periods are not necessarily indicative of results to be expected for the entire fiscal year. These statements should be read in conjunction with the consolidated financial statements and related footnotes included in Sonus' Annual Report on Form 10-K for the year ended December 31, 2001 filed with the SEC.

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

    We expect that for the foreseeable future, the majority of our revenues will depend on sales of our products to a limited number of customers. For the six months ended June 30, 2002 and 2001, two and three customers each contributed more than 10% of our revenues and collectively represented an aggregate of 40% and 68% of total revenues. As of June 30, 2002 and 2001, two customers each accounted for more than 10% of Sonus' accounts receivable balance. International revenues, primarily to Asia and Europe, were 22% and 28% of total revenues for the six months ended June 30, 2002 and 2001. Certain components and software licenses from third-parties used in Sonus' products are procured from a single source. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus' delivery of products and thereby adversely affect Sonus' revenues and operating results.

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

    (D) GOODWILL AND PURCHASED INTANGIBLE ASSETS

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 142 eliminated the amortization of goodwill and certain other intangibles with indefinite lives and instead subjects these assets to periodic impairment assessments. SFAS No. 142 was effective for all goodwill and certain other intangibles acquired after June 30, 2001 and commenced on January 1, 2002 for all goodwill and certain other intangibles existing on June 30, 2001. As of January 1, 2002, in accordance with SFAS
No. 142, Sonus ceased amortizing $796,000 of goodwill established in connection with the acquisition of telecom technologies, inc. (TTI) (Notes 2(d) and 3).

    Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, two and three years. Goodwill is carried net of an impairment charge and accumulated amortization.

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

    (G) COMPREHENSIVE LOSS

    Sonus applies SFAS No. 130, REPORTING COMPREHENSIVE INCOME. The comprehensive loss for the three and six months ended June 30, 2002 and 2001 does not differ from the reported loss.

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

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

    (I) NET LOSS PER SHARE

    Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of unrestricted common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of unrestricted common stock and potential common stock outstanding during the period, if dilutive. Potential common stock consists of restricted shares of common stock, shares of common stock issuable upon the exercise of stock options, conversion of convertible subordinated notes and shares of common stock issued in connection with our acquisition of TTI subject to the achievement of milestones and employee retention (Note 3). There were no dilutive shares of potential common stock for the three and six months ended June 30, 2002 and 2001 as Sonus incurred a net loss in each period.

    The following table sets forth the computation of shares used in calculating the net loss per share, in thousands:

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2002       2001       2002       2001
                                                          --------   --------   --------   --------
                                                                       (IN THOUSANDS)
Weighted average common shares outstanding..............  204,536    201,201    204,339    198,491
Less weighted average restricted common shares
  outstanding...........................................  (15,343)   (29,872)   (16,746)   (31,802)
                                                          -------    -------    -------    -------
Shares used in computing net loss per share.............  189,193    171,329    187,593    166,689
                                                          =======    =======    =======    =======

    Excluded from the computation of net loss per share in the above table are options to purchase shares of common stock and shares of common stock issuable upon conversion of convertible subordinated notes representing an aggregate of 23,605,000 and 22,257,000 as of June 30, 2002 and 2001, as their effects would have been anti-dilutive. Had Sonus recorded net income for the three and six months ended June 30, 2002 and used the treasury stock method in accordance with SFAS No. 128, EARNINGS PER SHARe, approximately 214,000,000 weighted average shares of common stock would have been used in the computation of diluted earnings per share.

    (J) RECENT ACCOUNTING PRONOUNCEMENT

    In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETs, which supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONs. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The implementation of this statement did not have an effect on Sonus' consolidated financial statements.

    (K) RECLASSIFICATIONS

    Certain reclassifications have been made to prior year's consolidated financial statements to conform to the 2002 presentation.

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

(2) RESTRUCTURING CHARGES (BENEFIT) AND WRITE-OFF OF GOODWILL AND PURCHASED INTANGIBLE ASSETS

    Commencing in the third quarter of fiscal 2001, in response to unfavorable business conditions primarily caused by significant declines in capital spending by telecommunications service providers, Sonus has implemented restructuring plans designed to reduce expenses and align its cost structure with its revised business outlook. The restructuring plans include worldwide workforce reductions, consolidations of excess facilities and the write-off of excess inventory and purchase commitments. Additionally, in the third quarter of fiscal 2001, Sonus recorded a write-off of goodwill and purchased intangible assets related to the acquisition of TTI (Note 3) and in the first quarter of fiscal 2002, recorded a non-cash restructuring benefit for a lease renegotiation. Sonus' restructuring related reserves as of June 30, 2002 are summarized as follows, in thousands:

                                DEC. 31,     CURRENT OPERATING ACTIVITY                 JUNE 30,
                                  2001     -------------------------------                2002
                                ACCRUAL                NON-CASH                CASH     ACCRUAL    CURRENT    LONG-TERM
                                BALANCE    ADDITIONS   BENEFIT     TOTAL     PAYMENTS   BALANCE    PORTION     PORTION
                                --------   ---------   --------   --------   --------   --------   --------   ---------
Workforce reductions..........  $   871     $2,513     $     --   $ 2,513    $(3,240)    $  144     $  144     $   --
Consolidations of facilities
  and other charges
  (benefit)...................   20,185      2,916      (16,557)  (13,641)    (1,358)     5,186      3,304      1,882
                                -------     ------     --------   -------    -------     ------     ------     ------
Sub-total.....................   21,056      5,429      (16,557)  (11,128)    (4,598)     5,330      3,448      1,882
Write-off of purchase
  commitments.................       --      2,408           --     2,408       (773)     1,635      1,635         --
                                -------     ------     --------   -------    -------     ------     ------     ------
Total.........................  $21,056     $7,837     $(16,557)  $(8,720)   $(5,371)    $6,965     $5,083     $1,882
                                =======     ======     ========   =======    =======     ======     ======     ======

    Remaining cash expenditures relating to the workforce reductions are expected to be substantially paid in the third quarter of fiscal 2002. The remaining amounts related to the consolidation of excess facilities and other miscellaneous charges will be paid through May 2004. The purchase commitment obligations are expected to be substantially paid by the end of fiscal 2002.

    (A) WORKFORCE REDUCTION

    The restructuring actions from September 2001 through June 2002 have resulted in an aggregate reduction of Sonus' workforce by approximately 230 employees, or 32%. The affected employees were entitled to severance and other benefits for which Sonus recorded a charge of $4,506,000 in the third quarter of fiscal 2001, of which $871,000 remained unpaid at December 31, 2001. In the first and second quarters of fiscal 2002, Sonus recorded aggregate charges of $2,513,000 for severance and other benefits associated with further restructuring actions. In addition, Sonus recorded non-cash stock-based compensation expense of $25,429,000 in the third quarter of fiscal 2001 and an aggregate of $1,410,000 for the first and second quarters of fiscal 2002 related to the acceleration of the amortization of deferred compensation associated with shares and options held by terminated employees.

    (B) CONSOLIDATION OF EXCESS FACILITIES AND OTHER CHARGES (BENEFIT)

    In the third quarter of fiscal 2001, Sonus recorded a restructuring charge of $21,301,000 for the consolidation of excess facilities and other miscellaneous charges, of which $20,185,000 remained unpaid at December 31, 2001. In the first and second quarters of fiscal 2002, Sonus recorded aggregate restructuring charges of $2,916,000 for the consolidation of excess facilities.

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

    (C) WRITE-OFF OF INVENTORY AND PURCHASE COMMITMENTS

    During the first quarter of fiscal 2002, Sonus' cost of revenues included $7,026,000 for the write-off of inventory determined to be excess and obsolete and $2,408,000 for materials that are expected to be purchased from third-party contract manufacturers and suppliers under purchase commitments, but which are in excess of required quantities. The liabilities related to purchase commitments were recorded on the balance sheet as accrued restructuring expenses.

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

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

    The acquisition of TTI was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16, BUSINESS COMBINATIONS. Accordingly, the total purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The purchase price was determined by using the average market value of Sonus common stock for the period from two days before to two days after the announcement of the TTI acquisition ($41.61 per share) to value the Merger Shares at the closing date and adding the fair value of liabilities assumed and expenses of the acquisition. Additionally, since the closing date, the purchase price has been increased as the 4,200,000 shares of common stock which were subject to milestone conditions were earned. The final purchase price was computed as follows, in thousands:

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
                                                              --------
                                                              $554,630
                                                              ========

    Sonus engaged third-party appraisers to conduct a valuation of the tangible and intangible assets and to assist in the determination of the useful lives for such assets. Based on the results of the appraisal, $40,000,000 was allocated to in-process research and development, which was expensed in the first quarter of fiscal 2001. In the third quarter of fiscal 2001, Sonus recorded a non-cash impairment charge of $374,735,000 for the write-off of TTI goodwill and certain purchased intangible assets (Note 2). Deferred compensation was computed based on the intrinsic value of the unvested TTI stock options assumed by Sonus and is being expensed over the remaining vesting period of up to four years. Amortization of goodwill and purchased intangible assets for the TTI acquisition was $283,000 and $38,704,000 for the three months ended June 30, 2002 and 2001 and $589,000 and $65,911,000 for the six months ended June 30, 2002 and 2001.

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

                                                              SIX MONTHS ENDED
                                                                JUNE 30, 2001
                                                            ---------------------
                                                            (IN THOUSANDS, EXCEPT
                                                               PER SHARE DATA)
Revenues..................................................        $  94,384
Net loss..................................................         (102,251)
Basic and diluted net loss per share......................        $   (0.61)

    The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented. In addition, it is not intended to be a projection of future results and does not reflect any synergies from combining operations.

(4) ACQUISITION OF CERTAIN ASSETS OF LINGUATEQ, INC.

    In July 2001, Sonus completed the acquisition of certain intellectual property and other assets of privately-held Linguateq Incorporated. Linguateq was a provider of data distribution and billing application software for both next generation and legacy networks. The acquisition of certain intellectual property and other assets was accounted for using the purchase method of accounting in accordance with SFAS No. 141, BUSINESS COMBINATIONS. The purchase price was determined by using the average market value of Sonus common stock for the period from two days before to two days after the terms were agreed upon for the acquisition ($22.53 per share) to value the 221,753 Sonus common shares issued to the Linguateq stockholders at the closing date and adding payments to employees and vendors and expenses of the acquisition. The final purchase price was computed as follows, in thousands:

Fair market value of shares issued..........................   $4,995
Payments to employees and vendors...........................      241
Acquisition expenses........................................      141
                                                               ------
                                                               $5,377
                                                               ======

    In accordance with SFAS No. 142, and with the assistance of valuation experts, the purchase price was allocated to the intangible assets acquired based upon their fair values. Based upon these appraisals, the purchase price was allocated as follows, in thousands:

Intangible assets:

  Developed technology and customer list....................   $  700
  In-process research and development.......................    3,800
  Goodwill..................................................      877
                                                               ------
                                                               $5,377
                                                               ======

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

    Sonus engaged third-party appraisers to conduct a valuation of the intangible assets and to assist in the determination of useful lives for such assets. Based on the results of the appraisal, $3,800,000 was allocated to in-process research and development, which was expensed in the third quarter of fiscal 2001. During the three and six months ended June 30, 2002, amortization of purchased intangible assets for Linguateq was $100,000 and $200,000.

(5) INVENTORIES

    Inventories consist of the following, in thousands:

                                                          JUNE 30,   DECEMBER 31,
                                                            2002         2001
                                                          --------   ------------
Raw materials...........................................   $3,179       $ 4,899
Work in progress........................................      177           525
Finished goods..........................................    6,491        13,441
                                                           ------       -------
                                                           $9,847       $18,865
                                                           ======       =======

(6) LONG-TERM OBLIGATIONS

    Long-term obligations consist of capital leases and restructuring expenses (Note 2). Sonus assumed certain capital leases as part of the acquisition of TTI. The capital leases are due in monthly installments expiring at various dates through March 2005 and accrue interest at annual rates ranging from 4.62% to 14.39%. The future minimum annual payments under capital leases and amounts due for long-term obligations, as of June 30, 2002, are as follows, in thousands:

CAPITAL LEASES:
Total minimum lease payments................................   $1,073
Less amount representing interest...........................      (70)
                                                               ------
Present value of minimum payments...........................    1,003
Less current portion of capital leases......................     (848)
                                                               ------
Long-term portion of capital leases.........................      155

RESTRUCTURING EXPENSES:
Long-term portion of restructuring expenses.................    1,882
                                                               ------
Total long-term obligations.................................   $2,037
                                                               ======

(7) BANK AGREEMENT

    In January 2002, Sonus established a $10,000,000 equipment line of credit and a $20,000,000 working capital line of credit with a bank, at the bank's prime rate, available through March 24, 2003. Amounts borrowed under the equipment line shall be repaid over a 36-month period. Sonus must comply with certain covenants including a minimum tangible stockholders' equity and quick ratio, as defined in the credit agreement, and maintain minimum investment balances with the bank. The availability of the working capital line is dependent upon Sonus maintaining certain minimum tangible stockholders' equity balances. If such minimum balances are not achieved then the amounts available for borrowings under the working capital line will be based on a percentage of eligible accounts

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

receivable balances. Under the agreement, all of Sonus' assets, except intellectual property, have been pledged as collateral. As of June 30, 2002, Sonus had no borrowings outstanding under the lines of credit and is in compliance with all covenants.

(8) CONVERTIBLE SUBORDINATED NOTES

    In May 2001, Sonus completed a private placement of an aggregate principal amount of $10,000,000 of 4.75% convertible subordinated notes, due May 1, 2006, with a customer. Interest payments are due semi-annually on May 1 and November 1 of each year through May 2006. The notes may be converted by the holder into shares of Sonus' common stock at any time before their maturity or prior to their redemption or repurchase by Sonus. The conversion rate is 33.314 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. After May 1, 2004, Sonus has the option to redeem all or a portion of the notes at 100% of the principal amount. Also, at any time if the market price of Sonus' common stock exceeds $60.04 per share for twenty trading days in any thirty trading-day period, Sonus may redeem these notes through the issuance of shares of common stock or for cash. In the event of a change of control in Sonus, the holder at its option may require Sonus to redeem the notes through the issuance of common stock or cash. Interest expense related to our convertible subordinated notes was $119,000 and $238,000 for the three and six months ended June 30, 2002 and $79,000 for the three and six months ended
June 30, 2001.

(9) COMMITMENTS AND CONTINGENCIES

    (A) LEASES

    Sonus leases its facilities under operating leases, which expire through December 2008. Sonus is responsible for certain real estate taxes, utilities and maintenance costs under these leases. The future minimum payments under operating lease arrangements as of June 30, 2002, are as follows: $1,741,000 in 2002 (six months); $2,956,000 in 2003; $942,000 in 2004; $186,000 in 2005;
$195,000 in 2006; and $418,000 thereafter.

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

    In July and August 2002, several purchasers of Sonus' common stock filed complaints in federal district court for the District of Massachusetts against Sonus, certain officers and directors and a former officer under Sections 10(b) and 20(a) and rule 10b(5) of the Securities Exchange Act of 1934. The purchasers seek to represent a class of persons who purchased common stock of Sonus between December 11, 2000 and January 16, 2002, and seek unspecified money damages. The complaints are

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

essentially identical and allege that Sonus made false and misleading statements about its products and business. The Company believes the claims are without merit and that it has substantial legal and factual defenses, which it intends to pursue vigorously.

(10) STOCKHOLDERS' EQUITY

    (A) 1997 STOCK INCENTIVE PLAN

    On January 1 of each year, the aggregate number of shares of common stock available for issuance under the 1997 Stock Incentive Plan (the Plan) shall increase by the lesser of (i) 5% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of June 30, 2002, 100,381,966 shares were authorized under the Plan.

    (B) 2000 EMPLOYEE STOCK PURCHASE PLAN

    On January 1 of each year, the aggregate number of shares of common stock available for purchase under the 2000 Employee Stock Purchase Plan (ESPP) shall increase by the lesser of (i) 2% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of June 30, 2002, 11,352,786 shares were authorized under the ESPP.

    (C) STOCK-BASED COMPENSATION

    Stock-based compensation expense includes the amortization of deferred employee compensation and other equity related expenses for non-employees.

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

    In connection with the TTI acquisition, Sonus recorded deferred stock-based compensation of $22,600,000 during the year ended December 31, 2001, related to the intrinsic value of unvested TTI stock options assumed by Sonus. This deferred compensation is recognized as an expense over the remaining vesting period of the underlying stock options of up to four years. Additionally, Sonus recorded $55,196,000 of deferred stock-based compensation on 3,000,000 shares awarded to TTI employees under the 2000 Retention Plan, based on the fair value of Sonus common stock on the closing date of the acquisition, adjusted for changes in the fair value of Sonus' common stock on the date the related specific escrow release conditions were satisfied (Note 3). This deferred compensation is being expensed ratably over the approximate two-year vesting period of the retention shares. Upon termination of an employee, the remaining deferred compensation associated with the retention shares is expensed.

    Sonus has valued stock options and issuances of restricted common stock to non-employees based upon the fair market value of the services rendered where Sonus believes the value of these services is more readily determinable than the value of the options or restricted stock. All other grants of options and issuances of restricted stock to non-employees are valued based upon the Black-Scholes option pricing model. As of June 30, 2002, Sonus has 35,000 shares of restricted common stock outstanding to

                              SONUS NETWORKS, INC.

                                  (UNAUDITED)

non-employees. In accordance with Emerging Issues Task Force 96-18, Sonus will record the value at the time the services are provided.

    Sonus recorded stock-based compensation expense of $5,950,000 and $13,847,000 for the three months ended June 30, 2002 and 2001 and $11,693,000 and $29,270,000 for the six months ended June 30, 2002 and 2001. Stock-based compensation expense for the three and six months ended June 30, 2002 includes $1,029,000 and $1,410,000 related to the write-off of deferred compensation with respect to shares held by terminated employees impacted by the restructuring plan (Note 2). Sonus expects stock-based compensation expense to impact its results through fiscal 2004.

(11) SUPPLEMENTAL CASH FLOW INFORMATION

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                          --------------------
                                                            2002       2001
                                                          --------   ---------
                                                             (IN THOUSANDS)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for interest................    $275     $     202
                                                            ====     =========
ACQUISITION OF TELECOM TECHNOLOGIES, INC:

Tangible assets.........................................    $ --     $   6,312
Liabilities assumed.....................................      --       (21,184)
Goodwill and purchased intangibles......................      --       497,218
Issuance of common stock in connection with the
  acquisition...........................................      --      (476,513)
Cash acquired...........................................      --           (90)
                                                            ----     ---------
Acquisition, net of cash acquired.......................    $ --     $   5,743
                                                            ====     =========

(12) SUBSEQUENT EVENT

    On August 8, 2002, Sonus announced that as part of its ongoing cost reduction initiatives, it is further reducing its worldwide workforce by approximately 85 personnel or 17%. Sonus expects to record a restructuring charge of approximately $3 million in the third quarter of fiscal 2002, primarily representing severance expenses and charges associated with excess facilities.

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

    Since our inception, we have incurred significant losses and, as of June 30, 2002, had an accumulated deficit of $763.4 million. We have not achieved profitability on a quarterly or an annual basis, and anticipate that we will continue to incur net losses. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize any related revenues. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

    We sell our products primarily through a direct sales force and, in some markets, through resellers and distributors. Customers' decisions to purchase our products to deploy in commercial networks involve a significant commitment of resources and a lengthy evaluation, testing and product qualification process. We believe these long sales cycles, as well as our expectation that customer orders will tend to be placed sporadically and with short lead times, will cause our revenues and results of operations to vary significantly and unexpectedly from quarter to quarter. We expect to recognize revenues from a limited number of customers for the foreseeable future.

    Sonus began shipping product to customers during the fourth quarter of fiscal 1999 and recorded its first revenues of $51.8 million in fiscal 2000 and $173.2 million in fiscal 2001. In January 2001, we acquired privately-held telecom technologies, inc. (TTI) and accounted for the acquisition as a purchase for financial reporting purposes. Upon the closing of this acquisition, we issued 10,800,000 shares of common stock to the TTI shareholders and during fiscal 2001 issued an additional 4,200,000 shares of common stock to them upon the achievement of certain milestones. See Note 3 to our unaudited condensed consolidated financial statements.

    Revenues for the three and six months ended June 30, 2002 were $21.3 million and $42.5 million, representing decreases of 60% and 55%, from $52.6 million and $94.1 million for the same periods in fiscal 2001, due to unfavorable business conditions primarily caused by significant declines in capital spending by telecommunications service providers. As a result of the current challenging business environment in the telecommunications industry, many service providers, including some of Sonus' customers, are experiencing financial difficulties, and some are in the process of restructuring their businesses or have filed for bankruptcy.

    In response to these unfavorable economic conditions, in the third quarter of fiscal 2001, Sonus commenced restructuring plans designed to reduce expenses and align its cost structure with its revised business outlook. Accordingly, Sonus recorded a restructuring charge in the third quarter of fiscal 2001 of $25.8 million for a worldwide workforce reduction, consolidation of excess facilities and other charges, a $374.7 million non-cash impairment charge for the write-off of goodwill and certain purchased intangible assets related to the acquisition of TTI and a $25.4 million write-off of deferred compensation for shares and options held by terminated employees.

    Further restructuring actions were implemented in the first and second quarters of fiscal 2002, resulting in aggregate charges of $5.4 million for worldwide workforce reductions and consolidations of excess facilities, a $9.4 million write-off of excess inventory and purchase commitments and a $1.4 million write-off of deferred compensation for shares and options held by terminated employees. In addition, in the first quarter of fiscal 2002, Sonus recorded a $16.6 million non-cash restructuring benefit for a lease renegotiation. As a result of the restructuring actions to date, including those recently announced in August 2002, we believe that our future operating expenses will be reduced modestly from their current level. See Notes 2 and 12 to our unaudited condensed consolidated financial statements.

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

    The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, the actual results could materially differ from these estimates.

    Inventory purchases and commitments are based upon estimated future demand for our products. If there is a sudden and significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory allowances and our gross profit could be adversely affected.

    We accrue for warranty costs based on the historical rate of claims and costs to provide warranty services. If we experience an increase in warranty claims greater than our historical experience or our costs to provide warranty services increase, our gross profit could be adversely affected.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

    REVENUES. Revenues were $21.3 million for the three months ended June 30, 2002, a decrease of $31.3 million, or 60%, from $52.6 million for the same period in fiscal 2001. Revenues were $42.5 million for the six months ended June 30, 2002, a decrease of $51.6 million, or 55%, from $94.1 million for the same period in fiscal 2001. The decrease in revenues was the result of significant declines in capital spending by our telecommunications service provider customers. For the six months ended June 30, 2002 and 2001, two and three customers each contributed more than 10% of our revenues and collectively represented an aggregate of 40% and 68% of total revenues. International revenues, primarily to Asia and Europe, were 22% and 28% of total revenues for the six months ended June 30, 2002 and 2001.

    COST OF REVENUES/GROSS PROFIT. Cost of revenues consist primarily of amounts paid to third-party manufacturers for purchased materials and services, manufacturing and professional services personnel and related costs and inventory allowances and write-offs. Cost of revenues for the six months ended June 30, 2002 included a charge of $9.4 million for the write-off of excess inventory and purchase commitments.

    Gross profit was $11.3 million, or 53%, of revenues, for the three months ended June 30, 2002, compared with $30.4 million, or 58%, of revenues, for the same period in fiscal 2001. Gross profit, excluding the write-off of excess inventory and purchase commitments, was $22.6 million, or 53%, of revenues, for the six months ended June 30, 2002, compared with $53.9 million, or 57%, of revenues, for the same period in fiscal 2001. The decrease in gross profit as a percentage of revenues, excluding the write-offs, was primarily due to a decrease in revenue volume. We expect gross profit as a percentage of revenues to remain consistent with the current level (excluding the write-offs) in the near-term.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of salaries and related personnel costs, recruiting expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $12.2 million for the three months ended June 30, 2002, a decrease of $4.5 million, or 27%, from $16.7 million for the same period in fiscal 2001. Research and development expenses were $26.8 million for the six months ended June 30, 2002, a decrease of $3.8 million, or 12%, from $30.6 million for the same period in fiscal 2001. These decreases primarily reflect a reduction in salaries and related expenses and consulting fees attributed to restructuring actions partially offset by increases in depreciation expense. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success and we intend to continue to make substantial investments to enhance our products and technologies to meet the requirements of our customers and market.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of salaries and related personnel expenses, commissions, travel and entertainment expenses, promotions, customer evaluations and other marketing expenses. Sales and marketing expenses were $8.3 million for the three months ended June 30, 2002, a decrease of $2.3 million, or 22%, from $10.6 million for the same period in fiscal 2001. Sales and marketing expenses were $16.7 million for the six months ended June 30, 2002, a decrease of $2.4 million, or 13%, from $19.1 million for the same period in fiscal 2001. These decreases primarily reflect a reduction in salaries and related expenses attributed to restructuring actions and commissions, partially offset by increased costs related to customer evaluations of our products.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, recruiting expenses, provision for bad debts and professional fees. General and administrative expenses were $1.7 million for the three months ended June 30, 2002, a decrease of $1.6 million, or 48%, from $3.3 million for the same period in fiscal 2001. General and administrative expenses were $3.2 million for the six months ended June 30, 2002, a decrease of $2.7 million, or 47%, from $5.9 million for the same period in fiscal 2001. These decreases primarily reflect reductions in salaries and related expenses attributed to restructuring actions and professional fees.

    STOCK-BASED COMPENSATION EXPENSES. Stock-based compensation expenses include the amortization of stock compensation charges resulting from the granting of stock options, including TTI stock options assumed by Sonus, stock awards to TTI employees under the 2000 Retention Plan and the sales of restricted common stock. See Note 10(c) to our unaudited condensed consolidated financial statements. Stock-based compensation expenses were $6.0 million for the three months ended June 30, 2002, a decrease of $7.8 million, or 57%, from $13.8 million for the same period in fiscal 2001. Stock-based compensation expenses were $11.7 million for the six months ended June 30, 2002, a decrease of $17.6 million, or 60%, from $29.3 million for the same period in fiscal 2001. These decreases are primarily related to the write-off of deferred compensation of shares and options held by terminated employees impacted by the restructuring plans. Sonus expects stock-based compensation expense to impact its results through fiscal 2004.

    GOODWILL, PURCHASED INTANGIBLE ASSETS AND IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES. In January 2001, Sonus acquired certain intellectual property, in-process research and development and intangible assets in connection with our acquisition of TTI, which resulted in the recording of $523.7 million of goodwill and other intangibles. Amortization of TTI purchased intangible assets was $283,000 for the three months ended June 30, 2002, a decrease of $38.4 million from $38.7 million for the same period in fiscal 2001. Amortization of TTI purchased intangible assets was $589,000 for the six months ended June 30, 2002, a decrease of $65.3 million from $65.9 million for the same period in fiscal 2001. These decreases are primarily the result of a write-off of $374.7 million of TTI goodwill and purchased intangibles in the third quarter of fiscal 2001. The results of operations for the six months ended June 30, 2001 were impacted by a $40.0 million write-off of TTI purchased in-process research and development recorded upon closing of the acquisition. See Notes 2 and 3 to our unaudited condensed consolidated financial statements.

    In July 2001, Sonus completed the acquisition of certain intellectual property and other assets of privately-held Linguateq Incorporated, a provider of data distribution and billing application software, which resulted in the recording of $5.4 million of goodwill and purchased intangible assets. Amortization of purchased intangible assets was $100,000 and $200,000 for the three and six months ended June 30, 2002. See Note 4 to our unaudited condensed consolidated financial statements.

    RESTRUCTURING CHARGES (BENEFIT), NET. During the first and second quarters of fiscal 2002, in response to unfavorable business conditions primarily caused by significant declines in capital spending by telecommunications service providers, Sonus continued restructuring actions designed to reduce expenses and align its cost structure with its revised business outlook. The restructuring actions included worldwide workforce reductions, consolidations of excess facilities and the write-off of inventory and purchase commitments. Additionally, in the first quarter of fiscal 2002, Sonus recorded a non-cash restructuring benefit for a lease renegotiation. See Notes 2 and 3 to our unaudited condensed consolidated financial statements.

        WORKFORCE REDUCTION. The restructuring actions in the first and second quarters of fiscal 2002 resulted in the reduction of Sonus' workforce with aggregate charges of $2.5 million for severance and other benefits. Remaining cash expenditures of $144,000 at June 30, 2002 related to the workforce reductions are expected to be substantially paid in the third quarter of fiscal 2002.

        CONSOLIDATION OF EXCESS FACILITIES. During the first and second quarters of fiscal 2002, Sonus recorded aggregate restructuring charges of $2.9 million for the consolidation of excess facilities, which are included on the balance sheet as accrued restructuring expenses and long-term obligations.

        In March 2002, Sonus' TTI subsidiary reduced its lease commitments for excess space in its Texas facilities in exchange for a one-time payment of $835,000 to a landlord and a guarantee by Sonus of TTI's rents owed through April 2003, the remainder of the revised lease term. As a result of this transaction, Sonus recorded a non-cash restructuring benefit of $16.6 million in the first quarter of fiscal 2002. The remaining cash expenditures of $5.2 million at June 30, 2002 relating to the consolidation of excess facilities are expected to be paid through May 2004.

        WRITE-OFF OF INVENTORY AND PURCHASE COMMITMENTS. During the first quarter of fiscal 2002, Sonus' cost of revenues included $7.0 million for the write-off of inventory determined to be excess and obsolete and $2.4 million for materials that are expected to be purchased from third-party contract manufacturers and suppliers under purchase commitments, but which are in excess of required quantities. The remaining liabilities for purchase commitments of $1.6 million at June 30, 2002, which were recorded as accrued restructuring expenses, are expected to be substantially paid by the end of fiscal 2002.

    INTEREST INCOME (EXPENSE), NET. Interest income consists of interest earned on our cash balances and marketable securities. Interest expense consists of interest incurred on convertible subordinated notes and capital lease arrangements. Interest income, net of interest expense, was $376,000 for the three months ended June 30, 2002, a decrease of $1.0 million from $1.4 million for the same period in fiscal 2001. Interest income, net of interest expense, was $829,000 for the six months ended June 30, 2002, a decrease of $2.3 million from $3.1 million for the same period in fiscal 2001. These decreases primarily reflect a reduction in interest rates and invested balances.

    INCOME TAXES. No provision for income taxes has been recorded for the three and six months ended June 30, 2002 and 2001, due to accumulated net losses. We did not record any tax benefits relating to these losses or other tax benefits due to the uncertainty surrounding the realization of these future tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash used in operating activities was $20.6 million for the six months ended June 30, 2002, as compared to net cash provided by operating activities of $8.7 million for the same period in fiscal 2001. The increase in net cash used primarily reflects a reduction in the net loss and non-cash charges and decreases in accounts payable and deferred revenue, partially offset by decreases in accounts receivable and inventories.

    Net cash provided by investing activities was $10.3 million for the six months ended June 30, 2002, as compared to net cash used in investing activities of $52.0 million for the same period in fiscal 2001. Net cash provided by investing activities for the six months ended June 30, 2002 primarily reflects net maturities of marketable securities of $12.0 million offset by purchases of property and equipment of $1.7 million. Net cash used in investing activities for the six months ended June 30, 2001 primarily reflects net purchases of marketable securities of $29.1 million, purchases of property and equipment of $16.8 million and cash expenditures associated with our acquisition of TTI for $5.7 million. Sonus has no current material commitments for capital expenditures but does expect to incur approximately $8.0 million in purchases during the next twelve months.

    In January 2002, we established a $10.0 million equipment line of credit and a $20.0 million working capital line of credit with a bank available through March 24, 2003. The lines of credit are collateralized by all of our assets, except intellectual property and bear interest at the banks' prime rate. We are required to comply with various financial and restrictive covenants. As of June 30, 2002, we had no borrowings outstanding under the lines of credit and are in compliance with all covenants. See Note 7 to our unaudited condensed consolidated financial statements.

    Net cash provided by financing activities was $2.0 million for the six months ended June 30, 2002, as compared to $8.3 million for the same period in fiscal 2001. The net cash provided by financing activities for the six months ended June 30, 2002 primarily resulted from the sale of common stock in connection with our employee stock purchase plan (ESPP). The net cash provided by financing activities for the six months ended June 30, 2001 primarily resulted from the issuance of convertible subordinated notes, the sale of common stock under the ESPP and the exercise of stock options partially offset by the repayment of $8.0 million in a bank note assumed as part of the TTI acquisition.

    The following summarizes our future contractual cash obligations as of June 30, 2002, in thousands:

                                         (SIX MONTHS)
                                             2002         2003       2004       2005       2006     THEREAFTER    TOTAL
                                         ------------   --------   --------   --------   --------   ----------   --------
Capital lease obligations..............     $  311       $  539     $  193      $ 30     $    --       $ --      $ 1,073
Operating leases.......................      1,741        2,956        942       186         195        418        6,438
Convertible subordinated notes.........        238          475        475       475      10,238         --       11,901
                                            ------       ------     ------      ----     -------       ----      -------
Total contractual cash obligations.....     $2,290       $3,970     $1,610      $691     $10,433       $418      $19,412
                                            ======       ======     ======      ====     =======       ====      =======

    At June 30, 2002, we had cash, cash equivalents and marketable securities which totaled $104.7 million. We believe our current cash, cash equivalents, marketable securities and available bank financing will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. The rate at which we will consume cash will be dependent on the cash needs of future operations which will, in turn, be directly affected by the levels of demand for our products. If our existing resources and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to raise additional funds through public or private debt or equity financings. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results.

RECENT ACCOUNTING PRONOUNCEMENT

    In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETs, which supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONs. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The implementation of this statement did not have an effect on Sonus' consolidated financial statements.

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

    From our inception through the end of 2000, the telecommunications market was experiencing rapid growth spurred by a number of factors including deregulation in the industry, entry of a large number of new emerging service providers, growth in data traffic and the availability of significant capital from the financial markets. In 2001 and 2002, the telecommunications industry experienced a reversal of some of these trends, marked by a dramatic reduction in current and projected future capital expenditures by service providers, financial difficulties and, in some cases, bankruptcies experienced by service providers and a sharp contraction in the availability of capital. These conditions caused a substantial reduction in demand for telecommunications equipment, including our products.

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

THE WEAKENED FINANCIAL POSITION OF MANY EMERGING SERVICE PROVIDERS WILL INCREASE THE UNPREDICTABILITY OF OUR RESULTS.

    A substantial portion of our revenues to date are from emerging service providers who have been the primary early adopters of our voice infrastructure products. Several of our emerging service provider customers, including Global Crossing and XO Communications, who contributed 13.2% and 16.6% of our total 2001 revenues, are experiencing financial difficulties and are in the process of restructuring their operations or have filed for bankruptcy. Our operating results could be materially and adversely affected if any present or future service provider chooses to reduce its level of orders, delays or fails to pay our receivables, or fails to successfully and timely reorganize its operations including emerging from bankruptcy.

WE EXPECT THAT A MAJORITY OF OUR REVENUES WILL BE GENERATED FROM A LIMITED NUMBER OF CUSTOMERS AND WE WILL NOT BE SUCCESSFUL IF WE DO NOT GROW OUR CUSTOMER BASE.

    To date, we have shipped our products to a limited number of customers. We expect that in the foreseeable future, the majority of our revenues will depend on sales of our products to a limited number of customers. For the year ended December 31, 2001, Fusion Communications, Global Crossing, Qwest Communications and XO Communications each contributed more than 10% of our revenues and collectively represented an aggregate of 67% of our total revenues. For the six months ended June 30, 2002, Qwest Communications and Touch America each contributed more than 10% of our revenues and collectively represented an aggregate of 40% of our total revenues. At June 30, 2002, two customers accounted for the majority of our accounts receivable balance. Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by:

    - customer unwillingness to implement our new voice infrastructure products;

    - any delays or difficulties that we may incur in completing the development and introduction of our planned products or product enhancements;

    - additional bankruptcies of service providers or their inability to raise capital to finance business plans and capital expenditures;

    - new product introductions by our competitors;

    - any failure of our products to perform as expected; or

    - any difficulty we may incur in meeting customers' delivery requirements.

    The loss of any of our significant customers or any substantial reduction in orders from these customers or their delay or failure to pay our receivables could materially adversely affect our financial condition and results of operations. If we do not expand our customer base to include additional customers that deploy our products in operational commercial networks, our revenues will not grow significantly, or at all.

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

WE MAY NOT BECOME PROFITABLE.

    We have incurred significant losses since inception and expect to continue to incur losses in the future. As of June 30, 2002, we had an accumulated deficit of $763.4 million and had only recognized cumulative revenues since inception of $267.4 million through June 30, 2002. We have not achieved profitability on a quarterly or annual basis. Our revenues may not grow and we may never generate sufficient revenues to achieve or sustain profitability.

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

IF WE FAIL TO HIRE AND RETAIN NEEDED PERSONNEL, THE IMPLEMENTATION OF OUR BUSINESS PLAN COULD SLOW OR OUR FUTURE GROWTH COULD HALT.

    Competition for highly skilled engineering, sales, marketing and support personnel is intense because there are a limited number of people available with the necessary technical skills and understanding of our market. Any failure to attract, assimilate or retain qualified personnel to fulfill our current or future needs could impair our growth. The support of our products requires highly trained customer support and professional services personnel. Once we hire them, they may require extensive training in our voice infrastructure products. If we are unable to hire, train and retain our customer support and professional services personnel, we may not be able to increase sales of our products. Our future success depends upon the continued services of our executive officers who have critical industry experience and relationships that we rely on to implement our business plan. None of our officers or key employees are bound by employment agreements for any specific term. The loss of the services of any of our officers or key employees could delay the development and introduction of, and negatively impact our ability to sell, our products.

WE MAY FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL EXPANSION THAT COULD IMPAIR OUR ABILITY TO GROW OUR REVENUES ABROAD.

    International revenues, primarily to Asia and Europe, were 18% and 22% of our revenues for fiscal 2001 and the first six months of fiscal 2002, and we intend to continue to expand our sales into international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues. We have limited experience marketing, distributing and supporting our products internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including:

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

    In July and August 2002, several purchasers of Sonus' common stock filed complaints in federal district court for the District of Massachusetts against Sonus, certain officers and directors and a former officer under Sections 10(b) and 20(a) and rule 10b(5) of the Securities Exchange Act of 1934. The purchasers seek to represent a class of persons who purchased common stock of Sonus between December 11, 2000 and January 16, 2002, and seek unspecified money damages. The complaints are essentially identical and allege that Sonus made false and misleading statements about its products and business. The Company believes the claims are without merit and that it has substantial legal and factual defenses, which it intends to pursue vigorously.

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

IF WE FAIL TO COMPLY WITH CERTAIN CONTINUED NASDAQ NATIONAL MARKET LISTING STANDARDS, OUR COMMON STOCK COULD BE DELISTED AND THE MARKET VALUE AND LIQUIDITY OF OUR COMMON STOCK MAY BE SIGNIFICANTLY REDUCED.

    Sonus' common stock is currently listed on the Nasdaq National Market under the symbol SONS. All Nasdaq National Market companies are required to comply with certain continued listing standards, including maintaining a minimum bid price of at least $1.00 per share and minimum stockholders' equity of $10,000,000. Since August 2, 2002, Sonus' common stock has traded at a minimum bid price of less than $1.00 per share. If our common stock trades at less than a minimum bid price of $1.00 per share for 30 consecutive trading days, then Sonus will not be in compliance with the current Nasdaq National Market standards. Upon notification of non-compliance under the current rules, Nasdaq will provide for an additional 90 calendar days to regain compliance with the continued listing standards.

    We cannot assure you that Sonus' common stock will meet the required Nasdaq National Market continued listing standards at any time in the future or that Sonus will continue to maintain its listing on the Nasdaq National Market. In the event that Sonus is unable to maintain its listing on the Nasdaq National Market, the market value and liquidity of Sonus' common stock could be significantly reduced and the holders of Sonus' common stock may be unable to sell their shares at a favorable price.

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

    In July and August 2002, several purchasers of Sonus' common stock filed complaints in federal district court for the District of Massachusetts against Sonus, certain officers and directors and a former officer under Sections 10(b) and 20(a) and rule 10b(5) of the Securities Exchange Act of 1934. The purchasers seek to represent a class of persons who purchased common stock of Sonus between December 11, 2000 and January 16, 2002, and seek unspecified money damages. The complaints are essentially identical and allege that Sonus made false and misleading statements about its products and business. The Company believes the claims are without merit and that it has substantial legal and factual defenses, which it intends to pursue vigorously.

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------   ------------------------------------------------------------
99.1........            Certificate of Sonus Networks, Inc. chief executive officer and chief financial officer pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K:

    Sonus filed on April 10, 2002, a Current Report on Form 8-K with the SEC reporting its actual financial results for the first quarter ended March 31, 2002.

    Sonus filed on June 27, 2002, a Current Report on Form 8-K with the SEC dismissing Arthur Andersen LLP as its independent accountants and appointing Ernst and Young LLP as its new independent accountants.

    Sonus filed on July 11, 2002, a Current Report on Form 8-K with the SEC reporting its actual financial results for the second quarter ended June 30, 2002.

    Sonus filed on August 9, 2002, a Current Report on Form 8-K with the SEC announcing a reduction in its worldwide workforce.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002                                 SONUS NETWORKS, INC.

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