Form 10-Q
period 2002-09-30
SONUS NETWORKS INC
filed 2002-11-13
CIK 1105472

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File Number 000-30229

SONUS NETWORKS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3387074 (I.R.S. employer identification no.)

5 Carlisle Road, Westford, Massachusetts 01886
(Address of principal executive offices, including zip code)

(978) 392-8100
(Registrant's telephone number, including area code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        As of October 31, 2002, there were 204,884,659 shares of $0.001 par value per share, common stock, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002

PART I—FINANCIAL INFORMATION

Item 1:    Financial Statements

SONUS NETWORKS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2002	December 31, 2001
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,762	$49,123
Marketable securities	62,345	75,944
Accounts receivable, net	2,957	9,440
Inventories	9,427	18,865
Other current assets	2,456	2,952

Total current assets	106,947	156,324
Property and equipment, net	13,950	23,335
Goodwill, net	—	1,673
Purchased intangible assets, net	1,707	2,863
Other assets, net	485	689

	$123,089	$184,884

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,228	$8,630
Accrued expenses	23,201	27,671
Accrued restructuring expenses	4,479	8,596
Deferred revenue	10,941	13,349
Current portion of long-term obligations	1,845	1,055

Total current liabilities	43,694	59,301
Long-term obligations, less current portion	3,682	12,698
Convertible subordinated notes	10,000	10,000
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 206,725,624 and 205,181,085 shares issued and 204,860,910 and 204,167,335 shares outstanding at September 30, 2002 and December 31, 2001, respectively	207	205
Capital in excess of par value	860,111	860,883
Accumulated deficit	(785,048)	(729,398)
Deferred compensation	(9,345)	(28,721)
Treasury stock, at cost; 1,864,714 and 1,013,750 common shares at September 30, 2002 and December 31, 2001, respectively	(212)	(84)

Total stockholders' equity	65,713	102,885

	$123,089	$184,884

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Product	$3,256	$34,783	$34,864	$119,115
Service	4,189	5,503	15,034	15,221

Total revenues	7,445	40,286	49,898	134,336

Cost of revenues(1):
Write-off of inventory and purchase commitments	—	—	9,434	—
Product	2,246	11,591	16,152	43,161
Service	2,501	6,538	8,418	15,139

Total cost of revenues	4,747	18,129	34,004	58,300

Gross profit	2,698	22,157	15,894	76,036
Operating expenses:
Research and development(1)	9,685	18,746	36,525	49,362
Sales and marketing(1)	5,520	12,660	22,207	31,763
General and administrative(1)	2,445	3,330	5,601	9,272
Stock-based compensation	3,962	39,069	15,655	68,339
Amortization of goodwill and purchased intangible assets	367	41,368	1,156	107,279
Write-off of goodwill and purchased intangible assets	1,673	376,719	1,673	376,719
Restructuring charges (benefit), net	987	25,807	(10,141)	25,807
In-process research and development	—	3,800	—	43,800

Total operating expenses	24,639	521,499	72,676	712,341

Loss from operations	(21,941)	(499,342)	(56,782)	(636,305)
Interest expense	(163)	(147)	(438)	(428)
Interest income	466	1,328	1,570	4,702

Net loss	$(21,638)	$(498,161)	$(55,650)	$(632,031)

Basic and diluted net loss per share	$(0.11)	$(2.81)	$(0.30)	$(3.71)

Shares used in computing net loss per share (Note 1(i))	191,823	177,313	188,620	170,220

(1) Excludes non-cash, stock-based compensation expense as follows:
Cost of revenues	$176	$535	$574	$1,157
Research and development	2,147	23,391	8,498	39,773
Sales and marketing	1,338	8,127	5,010	16,021
General and administrative	301	7,016	1,573	11,388

	$3,962	$39,069	$15,655	$68,339

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statement of Stockholders' Equity

(In thousands, except share data)

(unaudited)

	Common Stock					Treasury Stock
			Capital in Excess of Par Value	Accumulated Deficit	Deferred Compensation			Total Stockholders' Equity
	Shares	Par Value				Shares	Cost
Balance, December 31, 2001	205,181,085	$205	$860,883	$(729,398)	$(28,721)	1,013,750	$(84)	$102,885
Issuance of common stock in connection with employee stock purchase plan	1,199,247	2	2,841	—	—	—	—	2,843
Exercise of stock options	345,292	—	108	—	—	—	—	108
Amortization of deferred compensation	—	—	—	—	14,188	—	—	14,188
Deferred compensation for terminated employees (Note 2)	—	—	(3,721)	—	5,188	—	—	1,467
Repurchase of common stock	—	—	—	—	—	850,964	(128)	(128)
Net loss	—	—	—	(55,650)	—	—	—	(55,650)

Balance, September 30, 2002	206,725,624	$207	$860,111	$(785,048)	$(9,345)	1,864,714	$(212)	$65,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statement of Cash Flows

(In thousands)

(unaudited)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(55,650)	$(632,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,047	11,036
Write-off of inventory	7,026	—
Stock-based compensation	15,655	68,339
Amortization of goodwill and purchased intangible assets	1,156	107,279
Write-off of goodwill and purchased intangible assets	1,673	376,719
Non-cash restructuring charge	(16,557)	—
In-process research and development	—	43,800
Changes in current assets and liabilities:
Accounts receivable	6,483	9,006
Inventories	2,412	(2,960)
Other current assets	496	281
Accounts payable	(5,402)	(6,179)
Accrued expenses	(2,937)	23,034
Deferred revenue	(2,408)	(1,181)

Net cash used in operating activities	(36,006)	(2,857)

Cash flows from investing activities:
Purchases of property and equipment	(2,435)	(21,427)
Maturities of marketable securities	35,631	26,287
Purchases of marketable securities	(22,032)	(61,204)
Other assets	(23)	(30)
Acquisitions, net of cash acquired	—	(6,125)

Net cash provided by (used in) investing activities	11,141	(62,499)

Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan.	2,843	7,866
Proceeds from exercise of stock options	108	3,650
Payment of stock subscriptions receivable	—	238
Additions to long-term obligations	3,300	12,460
Payments of long-term obligations	(619)	(386)
Payment of note payable to bank	—	(8,000)
Proceeds from issuance of convertible subordinated notes	—	10,000
Repurchase of common stock	(128)	(17)

Net cash provided by financing activities	5,504	25,811

Net decrease in cash and cash equivalents	(19,361)	(39,545)
Cash and cash equivalents, beginning of period	49,123	87,108

Cash and cash equivalents, end of period	$29,762	$47,563

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

        We expect that for the foreseeable future, the majority of our revenues will depend on sales of our products to a limited number of customers. For the nine months ended September 30, 2002 and 2001, two and four customers each contributed more than 10% of our revenues and collectively represented an aggregate of 43% and 69% of total revenues. As of September 30, 2002 and 2001, three and two customers each accounted for more than 10% of Sonus' accounts receivable balance. International revenues, primarily attributable to Asia and Europe, were 21% of total revenues for both the nine months ended September 30, 2002 and 2001. Certain components and software licenses from third-parties used in Sonus' products are procured from a single source. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus' delivery of products and thereby adversely affect Sonus' revenues and operating results.

  (d)    Goodwill and Purchased Intangible Assets

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 eliminated the amortization of goodwill and certain other intangibles with indefinite lives and instead subjects these assets to periodic impairment assessments. SFAS No. 142 was effective for all goodwill and certain other intangibles acquired after June 30, 2001 and commenced on January 1, 2002 for all goodwill and certain other intangibles existing on June 30, 2001. In accordance with SFAS No. 142, in response to unfavorable business conditions, Sonus re-evaluated the fair value of its goodwill and as a result recorded a non-cash impairment charge of $1,673,000 in the third quarter of fiscal 2002 (Notes 2(d), 3 and 4).

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

  (g)    Comprehensive Loss

        Sonus applies SFAS No. 130, Reporting Comprehensive Income. The comprehensive loss for the three and nine months ended September 30, 2002 and 2001 does not differ from the reported loss.

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

  (i)    Net Loss Per Share

        Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of unrestricted common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of unrestricted common stock and potential common stock outstanding during the period, if dilutive. Potential common stock consists of restricted shares of common stock, shares of common stock issuable upon the exercise of stock options, conversion of convertible subordinated notes and shares of common stock issued in connection with our acquisition of TTI subject to the achievement of milestones and employee retention (Note 3). There were no dilutive shares of potential common stock for the three and nine months ended September 30, 2002 and 2001 as Sonus incurred a net loss in each period.

        The following table sets forth the computation of shares used in calculating the net loss per share, in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Weighted average common shares outstanding	204,663	203,537	204,250	200,034
Less weighted average restricted common shares outstanding	(12,840)	(26,224)	(15,630)	(29,814)

Shares used in computing net loss per share	191,823	177,313	188,620	170,220

        Excluded from the shares used in calculating the net loss per share in the above table are options to purchase shares of common stock and shares of common stock issuable upon conversion of convertible subordinated notes representing an aggregate of 23,170,000 and 21,394,000 as of September 30, 2002 and 2001, as their effects would have been anti-dilutive.

  (j)    Recent Accounting Pronouncements

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The implementation of this statement did not have any effect on Sonus' condensed consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and OtherCosts to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Sonus does not expect the implementation of this statement will have a material impact on its consolidated financial position or results of operations.

  (k)    Reclassifications

        Certain reclassifications have been made to prior year's consolidated financial statements to conform to the 2002 presentation.

(2)    Restructuring Charges (Benefit) and Write-off of Goodwill and Purchased Intangible Assets

        Commencing in the third quarter of fiscal 2001, in response to unfavorable business conditions primarily caused by significant declines in capital spending by telecommunications service providers, Sonus has implemented restructuring plans designed to reduce expenses and align its cost structure with its revised business outlook. The restructuring plans include worldwide workforce reductions, consolidations of excess facilities and the write-off of excess inventory and purchase commitments. Additionally, in the third quarter of fiscal 2001 and 2002, Sonus recorded write-offs of goodwill and purchased intangible assets in connection with the acquisitions of TTI and Linguateq (Notes 3 and 4) and in the first quarter of fiscal 2002, recorded a non-cash restructuring benefit for a lease renegotiation. Sonus' restructuring related reserves as of September 30, 2002 are summarized as follows, in thousands:

		Current Operating Activity
	Dec. 31, 2001 Accrual Balance					Sept. 30, 2002 Accrual Balance
		Additions	Non-cash Benefit	Total	Cash Payments		Current Portion	Long-term Portion
Workforce reduction	$871	$4,000	$—	$4,000	$(4,708)	$163	$163	$—
Consolidation of facilities and other charges (benefit)	20,185	2,416	(16,557)	(14,141)	(1,807)	4,237	2,684	1,553

Sub-total	21,056	6,416	(16,557)	(10,141)	(6,515)	4,440	2,847	1,553
Write-off of purchase commitments	—	2,408	—	2,408	(776)	1,632	1,632	—

Total	$21,056	$8,824	$(16,557)	$(7,733)	$(7,291)	$6,032	$4,479	$1,553

        Remaining cash expenditures relating to the workforce reductions are expected to be substantially paid in the fourth quarter of fiscal 2002. The remaining amounts related to the consolidation of excess facilities and other miscellaneous charges will be paid through May 2004. The purchase commitment obligations are expected to be substantially paid by the end of fiscal 2002.

  (a)    Workforce reduction

        From the commencement of our restructuring actions through September 30, 2002, Sonus' workforce has been reduced by an aggregate of 315 employees, or 43%. The affected employees were entitled to severance and other benefits for which Sonus recorded a charge of $4,506,000 in the third quarter of fiscal 2001, of which $871,000 remained unpaid at December 31, 2001. In each of the first three quarters of fiscal 2002, Sonus recorded charges for severance and other benefits aggregating $4,000,000. In addition, Sonus recorded non-cash stock-based compensation expense of $25,429,000 in the third quarter of fiscal 2001 and $1,467,000 for the first nine months of fiscal 2002 related to the acceleration of the amortization of deferred compensation associated with shares and options held by terminated employees.

  (b)    Consolidation of excess facilities and other charges (benefit)

        In the third quarter of fiscal 2001, Sonus recorded a restructuring charge of $21,301,000 for the consolidation of excess facilities and other miscellaneous charges, of which $20,185,000 remained unpaid at December 31, 2001. For the first nine months of fiscal 2002, Sonus recorded restructuring charges aggregating $2,416,000 for the consolidation of excess facilities.

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

  (c)    Write-off of inventory and purchase commitments

        During the first quarter of fiscal 2002, Sonus recorded cost of revenues of $9,434,000, consisting of $7,026,000 for the write-off of inventory determined to be excess and obsolete and $2,408,000 for materials that are expected to be purchased from third-party contract manufacturers and suppliers under purchase commitments, but which are in excess of required quantities. The charge for purchase commitments was recorded on the balance sheet as accrued restructuring expenses.

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

        In accordance with SFAS No. 142, in response to unfavorable business conditions, Sonus re-evaluated the fair value of its goodwill and as a result recorded a non-cash impairment charge of $1,673,000 in the third quarter of fiscal 2002 for the write-off of the remaining goodwill established in connection with the acquisitions of TTI and Linguateq (Notes 1(d), 3 and 4).

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

Fair market value of shares issued	$527,613
Liabilities assumed	21,184
Acquisition expenses	5,833

$554,630

        In accordance with APB Opinion No. 16 and with the assistance of valuation experts, the final purchase price was allocated to the tangible and intangible assets acquired based upon their fair values as follows, in thousands:

Tangible assets	$8,296
Intangible assets:
Workforce, developed technology and customer list	32,300
In-process research and development	40,000
Deferred compensation related to unvested stock options	22,600
Goodwill	451,434

$554,630

        Sonus engaged third-party appraisers to conduct a valuation of the tangible and intangible assets and to assist in the determination of the useful lives for such assets. Based on the results of the appraisal, $40,000,000 was allocated to in-process research and development, which was expensed in the first quarter of fiscal 2001. In the third quarter of fiscal 2001 and 2002, Sonus recorded non-cash impairment charges of $376,719,000 and $796,000 for the write-off of TTI goodwill and certain purchased intangible assets (Note 2). Deferred compensation was computed based on the intrinsic value of the unvested TTI stock options assumed by Sonus and is being expensed over the remaining vesting period of up to four years. Amortization of goodwill and purchased intangible assets for the

TTI acquisition was $283,000 and $41,301,000 for the three months ended September 30, 2002 and 2001 and $872,000 and $107,212,000 for the nine months ended September 30, 2002 and 2001.

        The valuation of in-process research and development was determined using the income method. Revenue and expense projections for the in-process development project were prepared by the management of Sonus through 2008 and the present value was computed using a discount rate of 22.5%. There was no alternative future use for the in-process technology. The assumptions used for the valuation of in-process research and development are the responsibility of management.

Pro Forma Information

        The following unaudited pro forma information presents a summary of the consolidated results of operations of Sonus and TTI as if the acquisition had occurred on January 1, 2001. The pro forma adjustments exclude the one-time write-off of TTI in-process research and development.

Nine months ended September 30, 2001
(In thousands, except per share data)
Revenues	$134,670
Net loss	(593,612)
Basic and diluted net loss per share	$(3.47)

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

Fair market value of shares issued	$4,995
Payments to employees and vendors	241
Acquisition expenses	141

$5,377

        In accordance with SFAS No. 142, and with the assistance of valuation experts, the purchase price was allocated to the intangible assets acquired based upon their fair values. Based upon these appraisals, the purchase price was allocated as follows, in thousands:

Intangible assets:
Developed technology and customer list	$700
In-process research and development	3,800
Goodwill	877

$5,377

        Sonus engaged third-party appraisers to conduct a valuation of the intangible assets and to assist in the determination of useful lives for such assets. Based on the results of the appraisal, $3,800,000 was allocated to in-process research and development, which was expensed in the third quarter of fiscal 2001. In the third quarter of fiscal 2002, Sonus recorded a non-cash impairment charge of $877,000 for the write-off of Linguateq goodwill (Note 2). Amortization of goodwill and purchased intangible assets for the Linguateq acquisition was $84,000 and $67,000 for the three months ended September 30, 2002 and 2001 and $284,000 and $67,000 for the nine months ended September 30, 2002 and 2001.

(5)    Inventories

        Inventories consist of the following, in thousands:

	September 30, 2002	December 31, 2001
Raw materials	$1,840	$4,899
Work in progress	177	525
Finished goods	7,410	13,441

	$9,427	$18,865

(6)    Long-term Obligations

        Long-term obligations consist of capital leases, equipment borrowings from a bank (Note 7) and restructuring expenses (Note 2). Sonus assumed certain capital leases as part of the acquisition of TTI. The capital leases are due in monthly installments expiring at various dates through March 2005 and accrue interest at annual rates ranging from 4.62% to 14.39%. The future minimum annual payments under capital leases and amounts due for long-term obligations, as of September 30, 2002, are as follows, in thousands:

Capital Leases:
Total minimum lease payments	$912
Less amount representing interest	(54)

Present value of minimum payments	858
Equipment borrowings from bank	3,116
Restructuring expenses	1,553

Total long-term obligations	5,527
Less current portion	(1,845)

$3,682

        The future principal payments on long-term obligations as of September 30, 2002 are $412,000 in 2002 (three months); $1,878,000 in 2003; $1,767,000 in 2004; $852,000 in 2005; and $618,000 in 2006.

(7)    Bank Agreement

        In January 2002, Sonus established a $10,000,000 equipment line of credit and a $20,000,000 working capital line of credit with a bank, at the bank's prime rate (4.75% at September 30, 2002), available through March 24, 2003. Amounts borrowed under the equipment line shall be repaid over a 36-month period. For both lines of credit, Sonus must comply with certain restrictive covenants including maintaining certain minimum investment balances with the bank, a minimum tangible stockholders' equity of $50,0000,000 and a quick ratio of 1.5 to 1.0, as defined in the credit agreement. Currently, the amounts available for borrowing under the working capital line will be based on a percentage of eligible accounts receivable balances. Under the agreement, all of Sonus' assets, except intellectual property, have been pledged as collateral. As of September 30, 2002, Sonus had $3,116,000 outstanding under the equipment line of credit (Note 6) and is in compliance with all bank covenants.

(8)    Convertible Subordinated Notes

        In May 2001, Sonus completed a private placement of an aggregate principal amount of $10,000,000 of 4.75% convertible subordinated notes, due May 1, 2006, with a customer. Interest payments are due semi-annually on May 1 and November 1 of each year through May 2006. The notes may be converted by the holder into shares of Sonus' common stock at any time before their maturity or prior to their redemption or repurchase by Sonus. The conversion rate is 33.314 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. After May 1, 2004, Sonus has the option to redeem all or a portion of the notes at 100% of the principal amount. Also, at any time if the market price of Sonus' common stock exceeds $60.04 per share for twenty trading days in any thirty trading-day period, Sonus may redeem these notes through the issuance of shares of common stock or for cash. In the event of a change of control in Sonus, the holder at its option may require Sonus to redeem the notes through the issuance of common stock or cash. Interest expense related to our convertible subordinated notes was $119,000 for both the three months ended September 30, 2002 and 2001 and $356,000 and $198,000 for the nine months ended September 30, 2002 and 2001.

(9)    Commitments and Contingencies

  (a)    Leases

        Sonus leases its facilities under operating leases, which expire through December 2008. Sonus is responsible for certain real estate taxes, utilities and maintenance costs under these leases. The future minimum payments under operating lease arrangements as of September 30, 2002, are as follows: $867,000 in 2002 (three months); $2,956,000 in 2003; $942,000 in 2004; $186,000 in 2005; $195,000 in 2006; and $418,000 thereafter.

  (b)    Pending Litigation

        In November 2001, a purchaser of Sonus' common stock filed a complaint in the federal district court for the Southern District of New York against Sonus, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with our initial public offering (IPO) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased Sonus' common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that Sonus' registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against Sonus are asserted under Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of that Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against Sonus, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, Sonus, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs have opposed the motion which is presently pending before the court. The outcome of the motion and the litigation remain uncertain. Sonus intends to continue to vigorously defend this action.

        Beginning in July 2002, several purchasers of Sonus' common stock filed complaints in federal district court for the District of Massachusetts against Sonus, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b(5) of the Securities Exchange Act of 1934 (Class Action Complaints). The purchasers seek to represent a class of persons who purchased common stock of Sonus between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints are essentially identical and allege that Sonus made false and misleading statements about its products and business. Sonus believes the claims are without merit and that it has substantial legal and factual defenses, which it intends to pursue vigorously.

        On September 30, 2002, a purported shareholder derivative lawsuit was filed in the superior court of Middlesex County of Massachusetts against Sonus and its directors. The complaint is based on essentially the same allegations as the Class Action Complaints and alleges that Sonus' directors breached their fiduciary duties. The complaint seeks an unspecified amount of compensatory and other damages and relief on behalf of Sonus. Sonus believes the claims are without merit and that it has substantial legal and factual defenses, which it intends to pursue vigorously.

(10)    Stockholders' Equity

  (a)    1997 Stock Incentive Plan

        On January 1 of each year, the aggregate number of shares of common stock available for issuance under the 1997 Stock Incentive Plan (the Plan) shall increase by the lesser of (i) 5% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of September 30, 2002, 100,381,966 shares were authorized and 31,937,946 shares were available under the Plan for future issuance.

  (b)    2000 Employee Stock Purchase Plan

        On January 1 of each year, the aggregate number of shares of common stock available for purchase under the 2000 Employee Stock Purchase Plan (ESPP) shall increase by the lesser of (i) 2% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of September 30, 2002, 11,352,786 shares were authorized and 9,132,206 shares were available under the ESPP for future issuance.

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

        In connection with the TTI acquisition, Sonus recorded deferred stock-based compensation of $22,600,000 during the year ended December 31, 2001, related to the intrinsic value of unvested TTI stock options assumed by Sonus. This deferred compensation is recognized as an expense over the remaining vesting period of the underlying stock options of up to four years. Additionally, Sonus recorded $55,196,000 of deferred stock-based compensation on 3,000,000 shares awarded to TTI employees under the 2000 Retention Plan, based on the fair value of the Sonus common stock on the closing date of the acquisition. This deferred compensation is being expensed ratably over the approximate two-year vesting period of the retention shares and was adjusted for changes in the fair value of Sonus common stock on the date the related escrow release conditions were satisfied. Upon termination of an employee, the remaining deferred compensation associated with vested retention shares is expensed.

        Sonus has valued the stock options and the issuances of restricted common stock to non-employees based upon the fair market value of the services rendered where Sonus believes the value of these services is more readily determinable than the value of the options or restricted stock. All other grants of options and issuances of restricted stock to non-employees are valued based upon the Black-Scholes option pricing model. As of September 30, 2002, 20,000 shares of restricted common stock and options to purchase 15,000 shares of common stock are held by non-employees. In accordance with Emerging Issues Task Force 96-18, Sonus will record the value at the time the services are provided.

        Sonus recorded stock-based compensation of $3,962,000 and $39,069,000 for the three months ended September 30, 2002 and 2001 and $15,655,000 and $68,339,000 for the nine months ended September 30, 2002 and 2001. Stock-based compensation expense for the three and nine months ended September 30, 2002 includes $57,000 and $1,467,000 related to the write-off of deferred compensation with respect to shares and options held by terminated employees impacted by the restructuring plans (Note 2). Sonus expects stock-based compensation expense to impact its results through fiscal 2004.

(11)    Supplemental Cash Flow Information

	Nine months ended September 30,
	2002	2001
	(In thousands)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$319	$230
Acquisition of telecom technologies, inc:
Tangible assets	$—	$6,312
Liabilities assumed	—	(21,184)
Goodwill and purchased intangibles assets	—	525,718
Issuance of common stock in connection with the acquisition	—	(505,013)
Cash acquired	—	(90)

Acquisition, net of cash acquired	$—	$5,743

Acquisition of Linguateq:
Goodwill and purchased intangibles assets	—	5,377
Issuance of common stock in connection with the acquisition	—	(4,995)

Acquisition	$—	$382

Total acquisitions, net of cash acquired	$—	$6,125

(12)    Subsequent Event

        On October 16, 2002, we commenced an offer to exchange outstanding employee stock options granted under the Plan having an exercise price of $0.67 or more per share for new stock options to be granted by us (Exchange Offer). Outstanding options granted under the telecom technologies, inc. Amended and Restated 1998 Equity Incentive Plan are not eligible for exchange. Our directors, executive officers and non-employees are not eligible to participate. Outstanding options to purchase approximately 14,480,000 shares of our common stock are eligible to be exchanged. Employees will receive an option to purchase one share of common stock (subject to adjustment for any stock splits, reverse stock splits, stock dividends or similar events) for each option to purchase one share of common stock that is tendered and accepted by us. Upon completion of the Exchange Offer, we expect to grant new options in May 2003, on a date that is at least six months and one day from the expiration date of the offer. The new options will be granted with an exercise price equal to the fair market value of our common stock on the date of grant.

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are subject to a number of risks and uncertainties. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about ourselves and our industry. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the factors set forth in "Cautionary Statements" beginning on page 24 of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to Sonus' Annual Report on Form 10-K for the year ended December 31, 2001 on file with the SEC.

Overview

        Sonus is a leading provider of voice infrastructure products for the new public network. We offer a new generation of carrier-class switching equipment and software that enables voice services to be delivered over packet-based networks.

        Since our inception, we have incurred significant losses and, as of September 30, 2002, had an accumulated deficit of $785.0 million. We have not achieved profitability on a quarterly or an annual basis, and anticipate that we will continue to incur net losses. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

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

        Sonus began shipping product to customers during the fourth quarter of fiscal 1999 and recorded its first revenues of $51.8 million in fiscal 2000 and revenues of $173.2 million in fiscal 2001. In January 2001, we acquired privately-held telecom technologies, inc. (TTI) and accounted for the acquisition as a purchase for financial reporting purposes. Upon the closing of this acquisition, we issued 10,800,000 shares of common stock to the TTI shareholders and in 2001 issued an additional 4,200,000 shares of common stock to them upon the achievement of certain milestones. See Note 3 to our unaudited condensed consolidated financial statements.

        Revenues for the three and nine months ended September 30, 2002 were $7.4 million and $49.9 million, representing decreases of 82% and 63%, from $40.3 million and $134.3 million for the same periods in fiscal 2001, due to unfavorable business conditions primarily caused by significant declines in capital spending by telecommunications service providers. As a result of the current challenging business environment in the telecommunications industry, many service providers, including some of Sonus' customers, are experiencing financial difficulties, and some are in the process of restructuring their businesses or have filed for bankruptcy.

        In response to these unfavorable economic conditions, in the third quarter of fiscal 2001, Sonus commenced restructuring plans designed to reduce expenses and align its cost structure with its revised business outlook. Accordingly, Sonus recorded a restructuring charge in the third quarter of fiscal 2001 of $25.8 million for a worldwide workforce reduction, consolidation of excess facilities and other charges, a $376.7 million non-cash impairment charge for the write-off of goodwill and certain purchased intangible assets related to the acquisition of TTI and a $25.4 million write-off of deferred compensation for shares and options held by terminated employees.

        Further restructuring actions were implemented in each of the first three quarters of fiscal 2002, resulting in aggregate charges of $6.4 million for worldwide workforce reductions and consolidation of excess facilities, a $9.4 million write-off of excess inventory and purchase commitments and a $1.5 million write-off of deferred compensation for shares and options held by terminated employees. In addition, in the first quarter of fiscal 2002, Sonus recorded a $16.6 million non-cash restructuring benefit for a lease renegotiation. As a result of our restructuring actions, we believe that our operating expenses in the fourth quarter of fiscal 2002 will be modestly lower than in the third quarter of fiscal 2002. See Note 2 to our unaudited condensed consolidated financial statements.

Critical Accounting Policies and Estimates

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. On an on-going basis, Sonus re-evaluates its estimates, including those related to allowance for doubtful accounts, inventory reserves, purchased intangible assets, warranty obligations, restructuring accruals and loss contingencies. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our unaudited condensed consolidated financial statements. Our revenue recognition policy complies with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. See Note 1(e) to our unaudited condensed consolidated financial statements.

        The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts. While we believe that our allowance for doubtful accounts is adequate and that the judgment applied is appropriate, if there is a deterioration of a major customer's credit worthiness or actual defaults are higher than our historical experience, the actual results could differ from these estimates.

        Inventory purchases and commitments are based upon estimated future demand for our products. Sudden and significant decreases in the demand for our products or higher risks of inventory obsolescence because of rapidly changing technology and customer requirements, could require us to increase our inventory reserves and as a result our gross profit could be adversely affected.

        We accrue for warranty costs based on contractual rights and on the historical rate of claims and costs to provide warranty services. While we believe the accrual for warranty costs is adequate to address known warranty issues, if we experience an increase in warranty claims greater than our historical experience or our costs to provide warranty services increase, we may be required to increase our warranty accrual and our gross profit could be adversely affected.

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

Three and Nine Months Ended September 30, 2002 and 2001

        Revenues.    Revenues for the three and nine months ended September 30, 2002 and 2001 were as follows, in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Product	$3,256	$34,783	$34,864	$119,115
Service	4,189	5,503	15,034	15,221

Total revenues	$7,445	$40,286	$49,898	$134,336

        Product revenues for the three and nine months ended September 30, 2002 decreased 91% and 71% from the same periods of fiscal 2001. The decreases in product revenues were the result of significant declines in capital spending by telecommunications service providers.

        Service revenues primarily comprise hardware and software maintenance, network design and other professional services. Service revenues for the three and nine months ended September 30, 2002 decreased 24% and 1% from the same periods of fiscal 2001. The decreases in service revenues were largely due to the timing of maintenance contract renewals and a reduction in revenues for product installations.

        The continued downturn in the telecommunications industry and the reduction in capital spending by our existing and potential customers have adversely impacted the demand for our products and have made it increasingly difficult to accurately forecast our future revenues. For the nine months ended September 30, 2002 and 2001, two and four customers each contributed more than 10% of our revenues and collectively represented an aggregate of 43% and 69% of total revenues. International revenues, primarily attributable to Asia and Europe, were 21% of total revenues for both the nine months ended September 30, 2002 and 2001.

        Cost of Revenues/Gross Profit.    Cost of revenues consist primarily of amounts paid to third-party manufacturers for purchased materials and services, manufacturing and professional services personnel and related costs and inventory obsolescence. Cost of revenues for the nine months ended September 30, 2002 included a charge of $9.4 million for the write-off of excess inventory and purchase commitments.

        Cost of revenues and gross profit as a percentage of revenues for the three and nine months ended September 30, 2002 and 2001 were as follows (in thousands, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002		2001
Cost of revenues:
Write-off of inventory and purchase commitments	$—	$—	$9,434		$—
Product	2,246	11,591	16,152		43,161
Service	2,501	6,538	8,418		15,139

Total cost of revenues	$4,747	$18,129	$34,004		$58,300

Gross profit (loss) (% of revenues):
Product	31%	67%	54%		64%
Service	40	(19)	44		1

Total gross profit	36%	55%	32	%(1)	57%

(1)
Includes the impact for the write-off of inventory and purchase commitments.

        The decreases in product gross profit as a percentage of revenues, excluding the write-offs, were primarily due to a higher proportion of fixed costs resulting from the significant decline in revenue. The increase in service gross profit as a percentage of revenues was primarily due to cost cutting measures attributed to our restructuring actions.

        Our gross profit as a percentage of revenues in a particular quarter is highly variable due to many factors such as our revenue volume. Gross profit may also be adversely affected in the future by increases in costs of manufacturing and components, excess and obsolete inventory, increased price competition, product and service support costs, geographic mix, changes in sales channels or the mix of product configurations sold.

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel costs, depreciation expense, recruiting expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $9.7 million for the three months ended September 30, 2002, a decrease of $9.0 million, or 48%, from $18.7 million for the same period in fiscal 2001. Research and development expenses were $36.5 million for the nine months ended September 30, 2002, a decrease of $12.9 million, or 26%, from $49.4 million for the same period in fiscal 2001. These decreases primarily reflect a reduction in salaries and related expenses attributed to restructuring actions and, to a lesser extent, reductions in consulting fees and prototype costs, partially offset by an increase in depreciation expense. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success and we intend to continue to make substantial investments to enhance our products and technologies to meet the requirements of our customers and market.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluations and other marketing expenses. Sales and marketing expenses were $5.5 million for the three months ended September 30, 2002, a decrease of $7.2 million, or 56%, from $12.7 million for the same period in fiscal 2001. Sales and marketing expenses were $22.2 million for the nine months ended September 30, 2002, a decrease of $9.6 million, or 30%, from $31.8 million for the same period in fiscal 2001. These decreases primarily reflect a reduction in salaries and related expenses attributed to restructuring actions and a reduction in commissions due to the decline in revenues, partially offset by increased costs for customer evaluations.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related expenses for executive and administrative personnel, recruiting expenses, provision for bad debts and professional fees. General and administrative expenses were $2.4 million for the three months ended September 30, 2002, a decrease of $885,000, or 27%, from $3.3 million for the same period in fiscal 2001. General and administrative expenses were $5.6 million for the nine months ended September 30, 2002, a decrease of $3.7 million, or 40%, from $9.3 million for the same period in fiscal 2001. These decreases primarily reflect reductions in salaries and related expenses attributed to restructuring actions, partially offset by an increase in legal costs.

        Stock-Based Compensation Expenses.    Stock-based compensation expenses include the amortization of stock compensation charges resulting from the granting of stock options, including those TTI stock options assumed by Sonus, stock awards to TTI employees under the 2000 Retention Plan and the sales of restricted common stock. See Note 10(c) to our unaudited condensed consolidated financial statements. Stock-based compensation expenses were $4.0 million for the three months ended September 30, 2002, a decrease of $35.1 million, or 90%, from $39.1 million for the same period in fiscal 2001. Stock-based compensation expenses were $15.7 million for the nine months ended September 30, 2002, a decrease of $52.6 million, or 77%, from $68.3 million for the same period in fiscal 2001. These decreases in amortization are attributed to lower deferred compensation balances resulting from write-offs made in connection with employee terminations. Sonus expects stock-based compensation expense to impact its results through fiscal 2004.

        Goodwill, Purchased Intangible Assets and In-Process Research and Development Expenses.    In January 2001, Sonus acquired certain intellectual property, in-process research and development and intangible assets in connection with our acquisition of TTI, which resulted in the recording of $523.7 million of goodwill and other intangibles. Amortization of TTI purchased intangible assets was $283,000 for the three months ended September 30, 2002, a decrease of $41.0 million from $41.3 million for the same period in fiscal 2001. Amortization of TTI purchased intangible assets was $872,000 for the nine months ended September 30, 2002, a decrease of $106.3 million from $107.2 million for the same period in fiscal 2001. These decreases are primarily the result of a write-off of $376.7 million of TTI goodwill and purchased intangibles in the third quarter of fiscal 2001. The results of operations for the nine months ended September 30, 2001 were impacted by a $40.0 million write-off of TTI purchased in-process research and development recorded upon closing of the acquisition. See Notes 2 and 3 to our unaudited condensed consolidated financial statements.

        In July 2001, Sonus completed the acquisition of certain intellectual property and other assets of privately-held Linguateq Incorporated, a provider of data distribution and billing application software, which resulted in the recording of $5.4 million of goodwill and purchased intangible assets. Amortization of Linguateq purchased intangible assets was $84,000 for the three months ended September 30, 2002, an increase of $17,000 from $67,000 for the same period in fiscal 2001. Amortization of Linguateq purchased intangible assets was $284,000 for the nine months ended September 30, 2002, an increase of $217,000 from $67,000 for the same period in fiscal 2001. See Note 4 to our unaudited condensed consolidated financial statements.

        In accordance with SFAS No. 142, in response to unfavorable business conditions, Sonus re-evaluated the fair value of the goodwill and as a result recorded a non-cash impairment charge of $1.7 million in the third quarter of fiscal 2002 for the write-off of goodwill established in connection with the acquisitions of TTI and Linguateq (Notes 2(d), 3 and 4).

        Restructuring Charges (Benefit), net.    During each of the first three quarters of fiscal 2002, in response to unfavorable business conditions primarily caused by significant declines in capital spending by telecommunications service providers, Sonus continued restructuring actions designed to reduce expenses and align its cost structure with its revised business outlook. The restructuring actions included a worldwide workforce reduction, consolidation of excess facilities and the write-off of inventory and purchase commitments. Additionally, in the first quarter of fiscal 2002, Sonus recorded a restructuring benefit for a lease renegotiation. See Notes 2 and 3 to our unaudited condensed consolidated financial statements.

          Workforce reduction.    The restructuring actions in the first three quarters of fiscal 2002 resulted in the reduction of Sonus' workforce and aggregate charges of $4.0 million for severance and other benefits. Remaining cash expenditures of $163,000 at September 30, 2002 related to the workforce reductions are expected to be substantially paid in the fourth quarter of fiscal 2002.

          Consolidation of excess facilities.    During the first three quarters of fiscal 2002, Sonus recorded aggregate restructuring charges of $2.4 million for the consolidation of excess facilities, which are included on the balance sheet as accrued restructuring expenses and long-term obligations.

          In March 2002, Sonus' TTI subsidiary reduced its lease commitments for excess space in its Texas facilities in exchange for a one-time payment of $835,000 to a landlord and a guarantee by Sonus of TTI's rents owed through April 2003, the remainder of the revised lease term. As a result of this transaction, Sonus recorded a restructuring benefit of $16.6 million in the first quarter of fiscal 2002. The remaining cash expenditures of $4.2 million at September 30, 2002 relating to the consolidation of excess facilities are expected to be paid through May 2004.

          Write-off of inventory and purchase commitments.    During the first quarter of fiscal 2002, Sonus recorded cost of revenues of $9.4 million, consisting of $7.0 million for the write-off of inventory determined to be excess and obsolete and $2.4 million for materials that are expected to be purchased from third-party contract manufacturers and suppliers under purchase commitments, but which are in excess of required quantities. Remaining cash expenditures of $1.6 million at September 30, 2002 for purchase commitments are included on the balance sheet as accrued restructuring expenses and are expected to be substantially paid by the end of fiscal 2002.

        Interest Income (Expense), net.    Interest income consists of interest earned on our cash balances and marketable securities. Interest expense consists of interest incurred on convertible subordinated notes, equipment bank debt and capital lease arrangements. Interest income, net of interest expense, was $303,000 for the three months ended September 30, 2002, a decrease of $878,000 from $1.2 million for the same period in fiscal 2001. Interest income, net of interest expense, was $1.1 million for the nine months ended September 30, 2002, a decrease of $3.2 million from $4.3 million for the same period in fiscal 2001. These decreases primarily reflect a reduction in interest rates and invested balances.

        Income Taxes.    No provision for income taxes has been recorded for the three and nine months ended September 30, 2002 and 2001, due to accumulated net losses. We did not record any tax benefits relating to these losses or other tax benefits due to the uncertainty surrounding the realization of these future tax benefits.

Liquidity and Capital Resources

        Net cash used in operating activities was $36.0 million for the nine months ended September 30, 2002, as compared to $2.9 million for the same period in fiscal 2001. The increase in net cash used primarily reflects an increase in the net loss excluding non-cash charges and a reduction in accrued expenses.

        Net cash provided by investing activities was $11.1 million for the nine months ended September 30, 2002, as compared to net cash used in investing activities of $62.5 million for the same period in fiscal 2001. Net cash provided by investing activities for the nine months ended September 30, 2002 primarily reflects net maturities of marketable securities of $13.6 million, offset by purchases of property and equipment of $2.4 million. Net cash used in investing activities for the nine months ended September 30, 2001 primarily reflects net purchases of marketable securities of $34.9 million, purchases of property and equipment of $21.4 million and cash expenditures associated with our acquisitions of $6.1 million. Sonus has no current material commitments for capital expenditures but does expect to incur approximately $5.0 million in purchases during the next twelve months.

        In January 2002, we established a $10.0 million equipment line of credit and a $20.0 million working capital line of credit with a bank available through March 24, 2003. The lines of credit are collateralized by all of our assets, except intellectual property, and bear interest at the bank's prime rate. We are required to comply with various financial and restrictive covenants. As of September 30, 2002, Sonus had $3.1 million outstanding under the equipment line of credit and is in compliance with all bank covenants. See Note 7 to our unaudited condensed consolidated financial statements.

        Net cash provided by financing activities was $5.5 million for the nine months ended September 30, 2002, as compared to $25.8 million for the same period in fiscal 2001. The net cash provided by financing activities for the nine months ended September 30, 2002 primarily resulted from the sale of common stock in connection with our employee stock purchase plan (ESPP) and net borrowings on our bank equipment line of credit. The net cash provided by financing activities for the nine months ended September 30, 2001 primarily resulted from the issuance of convertible subordinated notes, the sale of common stock under the ESPP and the exercise of stock options, partially offset by the repayment of $8.0 million in a bank note assumed as part of the TTI acquisition.

        The following summarizes our future contractual cash obligations as of September 30, 2002, in thousands:

	(three months) 2002	2003	2004	2005	2006	Thereafter	Total
Capital lease obligations	$150	$539	$193	$30	$—	$—	$912
Equipment line of credit	275	1,100	1,100	641	—	—	3,116
Operating leases	867	2,956	942	186	195	418	5,564
Convertible subordinated notes	238	475	475	475	10,238	—	11,901

Total contractual cash obligations	$1,530	$5,070	$2,710	$1,332	$10,433	$418	$21,493

        At September 30, 2002, we had cash, cash equivalents and marketable securities which totaled $92.1 million. We believe our current cash, cash equivalents, marketable securities and available bank financing will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. Although it is difficult to predict future liquidity requirements with certainty, the rate at which we will consume cash will be dependent on the cash needs of future operations which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business and the resources we devote to developing our products. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, and for other general corporate activities. We may periodically review strategic and operational alternatives to improve our operating results and financial position. In this regard, we may consider, among other things, changes in our capital structure, adjustments to our capital expenditures and overall spending and the restructuring of our operations. We cannot assure you that we will be successful in implementing any new strategic or operational initiatives or, if implemented, that they will have the effect of improving our operating results and financial position. If our existing resources and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results.

Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The implementation of this statement did not have any effect on Sonus' consolidated financial statements.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and OtherCosts to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. Sonus does not expect the implementation of this statement will have a material impact on its consolidated financial position or results of operations.

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

        From our inception through the year 2000, the telecommunications market experienced rapid growth spurred by a number of factors including deregulation in the industry, entry of a large number of new emerging service providers, growth in data traffic and the availability of significant capital from the financial markets. In 2001 and 2002, the telecommunications industry experienced a reversal of some of these trends, marked by dramatic reductions in capital expenditures by service providers, financial difficulties and, in some cases, bankruptcies experienced by service providers and a sharp contraction in the availability of capital. These conditions caused a substantial reduction in demand for telecommunications equipment, including our products.

        We expect the developments described above to continue to affect our business for at least the next several quarters in the following manner:

  •
  our ability to accurately forecast revenue will be diminished;

  •
  our revenues could be reduced further; and

  •
  our losses may increase because operating expenses are largely based on anticipated revenue trends and a high percentage of our expenses are and will continue to be fixed in the short-term.

        Our business, operating results and financial condition could be materially and adversely impacted by any one or a combination of the above.

The weakened financial position of many emerging service providers will increase the unpredictability of our results.

        A substantial portion of our revenues to date have been from emerging service providers. Several of our emerging service provider customers, including Global Crossing and XO Communications, who contributed 13.2% and 16.6% of our total 2001 revenues, are experiencing financial difficulties and have filed for bankruptcy or are in the process of restructuring their operations. Our operating results could be materially and adversely affected if any present or future emerging service provider chooses to reduce its level of orders, delays or fails to pay our receivables, or fails to successfully and timely reorganize its operations including emerging from bankruptcy.

We expect that a majority of our revenues will be generated from a limited number of customers and we will not be successful if we do not grow our customer base.

        To date, we have shipped our products to a limited number of customers. We expect that in the foreseeable future, the majority of our revenues will continue to depend on sales of our products to a limited number of customers. For the year ended December 31, 2001, Fusion Communications, Global Crossing, Qwest Communications and XO Communications each contributed more than 10% of our revenues and collectively represented an aggregate of 67% of our total revenues. For the nine months ended September 30, 2002, Qwest Communications and Touch America each contributed more than

10% of our revenues and collectively represented an aggregate of 43% of our total revenues. At September 30, 2002, three customers accounted for the majority of our accounts receivable balance. Our future success will depend on our ability to attract additional customers beyond our current limited number.

The growth of our customer base could be adversely affected by:

  •
  customer unwillingness to implement our new voice infrastructure products;

  •
  potential customer concerns with selecting an emerging telecommunications equipment vendor;

  •
  any delays or difficulties that we may incur in completing the development and introduction of our planned products or product enhancements;

  •
  any deterioration in the general financial condition of service providers which could lead to additional bankruptcies or their inability to raise capital to finance business plans and capital expenditures;

  •
  new product introductions by our competitors;

  •
  any failure of our products to perform as expected; or

  •
  any difficulty we may incur in meeting customers' delivery requirements.

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

  •
  fund ongoing operations and capital requirements;

  •
  take advantage of opportunities, including more rapid expansion or acquisition of complementary products, technologies or businesses;

  •
  develop new products; or

  •
  respond to competitive pressures.

        Any additional capital raised through the sale of convertible debt or equity may dilute an investor's percentage ownership of our common stock. Furthermore, additional financings may not be available on terms favorable to us, or at all. A failure to obtain additional funding could prevent us from making expenditures that may be required to grow or maintain our operations.

If we fail to comply with certain continued Nasdaq National Market listing standards, our common stock could be delisted and the market value and liquidity of our common stock may decrease significantly.

        Our common stock is presently listed on the Nasdaq National Market under the symbol SONS. As of November 8, 2002, the last reported sales price of our common stock as reported by the Nasdaq National Market was $0.96 per share. All companies listed on Nasdaq are required to comply with certain continued listing standards.

        On September 16, 2002, we received a letter from Nasdaq notifying Sonus that it does not comply with the minimum bid price requirement of $1.00 per share for continued listing on the Nasdaq National Market and that its securities are subject to delisting from the Nasdaq National Market unless Sonus can demonstrate compliance with such requirement by December 16, 2002. If such compliance is not demonstrated by such date Nasdaq will provide written notification that Sonus' securities will be delisted from the Nasdaq National Market. At that time, Sonus may appeal Nasdaq's determination. There can be no assurance that Sonus will demonstrate compliance with the listing requirements of the Nasdaq National Market or successfully appeal Nasdaq's determination. In the event that the common stock of Sonus is delisted from the Nasdaq National Market, among other things the market value and liquidity of the common stock of Sonus could be materially and adversely affected and it may become more difficult for Sonus to obtain additional financing. If Sonus fails to maintain its Nasdaq National Market listing, it may be eligible to meet the requirements of and successfully transition to the Nasdaq SmallCap Market.

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

We may not become profitable.

        We have incurred significant losses since inception and expect to continue to incur losses in the future. As of September 30, 2002, we had an accumulated deficit of $785.0 million and had only recognized cumulative revenues since inception of $274.8 million through September 30, 2002. We have not achieved profitability on a quarterly or annual basis. Our revenues may not grow and we may never generate sufficient revenues to achieve or sustain profitability.

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

  •
  fluctuation in demand for our voice infrastructure products and the timing and size of customer orders;

  •
  the cancellation or deferral of existing customer orders;

  •
  the failure of certain of our customers to successfully and timely reorganize their operations, including emerging from bankruptcy;

  •
  the length and variability of the sales cycle for our products and the corresponding timing of recognizing or deferring revenues;

  •
  new product introductions and enhancements by our competitors and us;

  •
  changes in our pricing policies, the pricing policies of our competitors and the prices of the components of our products;

  •
  our ability to develop, introduce and ship new products and product enhancements that meet customer requirements in a timely manner;

  •
  the mix of product configurations sold;

  •
  our ability to obtain sufficient supplies of sole or limited source components;

  •
  our ability to attain and maintain production volumes and quality levels for our products;

  •
  costs related to acquisitions of complementary products, technologies or businesses; and

  •
  general economic conditions, as well as those specific to the telecommunications, networking and related industries.

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

        Our operating expenses are largely fixed in the short-term and as a result, a delay in generating or recognizing revenues for the reasons set forth above, or for any other reason, could cause significant variations in our operating results. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarters, our operating results may be below the expectations of public market analysts and investors. In this event, the price of our common stock will probably substantially decrease.

If we fail to retain needed personnel, the implementation of our business plan could slow or our future growth could halt.

        Our business depends upon highly skilled engineering, sales, marketing and customer support personnel. Any failure to retain needed qualified personnel could impair our growth. Our future success depends upon the continued services of our executive officers who have critical industry experience and relationships that we rely on to implement our business plan. Most of our officers or key employees are not bound by employment agreements for any specific term. The loss of the services of any of our officers or key employees could delay the development and introduction of, and negatively impact our ability to sell, our products.

We may face risks associated with our international expansion that could impair our ability to grow our revenues abroad.

        International revenues, primarily attributable to Asia and Europe, were 18% and 21% of our revenues for fiscal 2001 and the first nine months of fiscal 2002, and we intend to continue to expand our sales into international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues. We have limited experience marketing, distributing and supporting our products internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including:

  •
  greater difficulty collecting accounts receivable and longer collection periods;

  •
  difficulties and costs of staffing and managing international operations;

  •
  the impact of differing technical standards outside the United States;

  •
  the impact of recessions in economies outside the United States;

  •
  unexpected changes in regulatory requirements and currency exchange rates;

  •
  certification requirements;

  •
  reduced protection for intellectual property rights in some countries;

  •
  potentially adverse tax consequences; and

  •
  political and economic instability.

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

  •
  loss of, or delay in, revenues;

  •
  loss of customers and market share;

  •
  a failure to attract new customers or achieve market acceptance for our products;

  •
  increased service, support and warranty costs and a diversion of development resources; and

  •
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

        Competition in the telecommunications market is intense. This market has historically been dominated by large companies, such as Lucent Technologies and Nortel Networks, both of whom are our direct competitors. We also face competition from other large telecommunications and networking companies, including Cisco Systems, some of whom have entered our market by acquiring companies that design competing products. In addition, a number of smaller and mostly private companies have announced plans for new products that target market opportunities similar to those we address. Because this market is rapidly evolving, additional competitors with significant financial resources may enter these markets and further intensify competition.

        Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial and other resources. Further, some of our competitors sellsignificant amounts of other products to our current and prospective customers. Our competitors' broad product portfolios, coupled with already existing relationships, may cause our customers to buy our competitors' products or harm our ability to attract new customers.

        To compete effectively, we must deliver innovative products that:

  •
  provide extremely high reliability and voice quality;

  •
  scale easily and efficiently;

  •
  interoperate with existing network designs and other vendors' equipment;

  •
  provide effective network management;

  •
  are accompanied by comprehensive customer support and professional services; and

  •
  provide a cost-effective and space-efficient solution for service providers.

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

  •
  stop selling, incorporating or using our products that use the challenged intellectual property;

  •
  obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all; or

  •
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

        Although we have no current agreements to do so, we intend to consider investing in, or acquiring, complementary products, technologies or businesses. In the event of future investments or acquisitions, we could:

  •
  issue stock that would dilute our current stockholders' percentage ownership;

  •
  incur debt or assume liabilities;

  •
  incur significant impairment charges related to the write-off of goodwill and purchased intangible assets;

  •
  incur significant amortization expenses related to purchased intangible assets; or

  •
  incur large and immediate write-offs for in-process research and development and stock-based compensation.

        Our integration of any acquired products, technologies or businesses will also involve numerous risks, including:

  •
  problems and unanticipated costs associated with combining the purchased products, technologies or businesses;

  •
  diversion of management's attention from our core business;

  •
  adverse effects on existing business relationships with suppliers and customers;

  •
  risks associated with entering markets in which we have limited or no prior experience; and

  •
  potential loss of key employees, particularly those of the acquired organizations.

        We may be unable to successfully integrate any products, technologies, businesses or personnel that we might acquire in the future without significant costs or disruption to our business.

If we are subject to employment claims, we could incur substantial costs in defending ourselves.

        We may become subject to employment claims in connection with employee terminations. In addition, companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. These claims may result in material litigation. We could incur substantial costs defending ourselves or our employees against those claims, regardless of their merits. In addition, defending ourselves from those types of claims could divert our management's attention from our operations. If we are found liable in connection with any employment claim, we may incur significant costs which could adversely impact our financial condition and results of operations.

Securities litigation could result in substantial cost and divert the attention of key personnel, which could seriously harm our business.

        We are currently a defendant in several securities class action lawsuits and a derivative lawsuit, which seek damages of indeterminate amounts. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. An unfavorable resolution of any specific lawsuit could have a material adverse effect on our business, results of operations and financial condition.

Our stock price has been and may continue to be volatile.

        The market for technology stocks has been and will likely continue to be extremely volatile. The following factors could cause the market price of our common stock to fluctuate significantly:

  •
  the addition or loss of any major customer;

  •
  changes in the financial condition or anticipated capital expenditure purchases of any existing or potential major customer;

  •
  quarterly variations in our operating results;

  •
  changes in financial estimates by securities analysts;

  •
  speculation in the press or investment community;

  •
  announcements by us or our competitors of significant contracts, new products or acquisitions, distribution partnerships, joint ventures or capital commitments;

  •
  sales of common stock or other securities by us or by our stockholders in the future;

  •
  securities and other litigation;

  •
  announcement of a stock split, reverse stock split, stock dividend or similar event;

  •
  economic conditions for the telecommunications, networking and related industries; and

  •
  worldwide economic instability.

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

Item 4:    Controls and Procedures

        (a)    Evaluation of disclosure controls and procedures.    Sonus' chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of Sonus' disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that Sonus' current disclosure controls and procedures are effective to ensure that information required to be disclosed by Sonus in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        (b)    Changes in internal controls.    There have not been any significant changes in Sonus' internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

PART II—OTHER INFORMATION

Item 1:    Legal Proceedings

        In November 2001, a purchaser of Sonus' common stock filed a complaint in the federal district court for the Southern District of New York against Sonus, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with our initial public offering (IPO) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased Sonus' common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that Sonus' registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against Sonus are asserted under Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of that Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against Sonus, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, Sonus, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs have opposed the motion which is presently pending before the court. The outcome of the motion and the litigation remain uncertain. Sonus intends to continue to vigorously defend this action.

        Beginning in July 2002, several purchasers of Sonus' common stock filed complaints in federal district court for the District of Massachusetts against Sonus, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b(5) of the Securities Exchange Act of 1934 (Class Action Complaints). The purchasers seek to represent a class of persons who purchased common stock of Sonus between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints are essentially identical and allege that Sonus made false and misleading statements about its products and business. Sonus believes the claims are without merit and that it has substantial legal and factual defenses, which it intends to pursue vigorously.

        On September 30, 2002, a purported shareholder derivative lawsuit was filed in the superior court of Middlesex County of Massachusetts against Sonus and its directors. The complaint is based on essentially the same allegations as the Class Action Complaints and alleges that Sonus' directors breached their fiduciary duties. The complaint seeks an unspecified amount of compensatory and other damages and relief on behalf of Sonus. Sonus believes the claims are without merit and that it has substantial legal and factual defenses, which it intends to pursue vigorously.

Item 6:    Exhibits and Reports on Form 8-K

(a)
Exhibits:

Exhibit Number	Description
99.1	Certificate of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K:

        Sonus filed on July 11, 2002, a Current Report on Form 8-K reporting its actual financial results for the second quarter ended June 30, 2002.

        Sonus filed on August 9, 2002, a Current Report on Form 8-K announcing the reduction of its worldwide workforce.

        Sonus filed on September 24, 2002, a Current Report on Form 8-K providing an update on its business and financial outlook for the third quarter of fiscal year 2002.

        Sonus filed on October 10, 2002, a Current Report on Form 8-K reporting its actual financial results for the third quarter ended September 30, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2002	SONUS NETWORKS, INC.

	By:	/s/ Stephen J. Nill Stephen J. Nill Chief Financial Officer, Vice President of Finance and Administration and Treasurer (authorized officer and principal financial and accounting officer)

CERTIFICATION

I, Hassan M. Ahmed, President and Chief Executive Officer of Sonus Networks, Inc., certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Sonus Networks, Inc. (the "Registrant");

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

  4.
  The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

    (i)
    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (ii)
    evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (iii)
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

    (i)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    (ii)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

  6.
  The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Hassan M. Ahmed Hassan M. Ahmed President and Chief Executive Officer

CERTIFICATION

I, Stephen J. Nill, Chief Financial Officer, Vice President of Finance and Administration and Treasurer of Sonus Networks, Inc., certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Sonus Networks, Inc. (the "Registrant");

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

  4.
  The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

    (i)
    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (ii)
    evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (iii)
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors:

    (i)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

    (ii)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

  6.
  The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Stephen J. Nill Stephen J. Nill Chief Financial Officer, Vice President of Finance and Administration and Treasurer