Form 10-Q
period 2003-03-31
SONUS NETWORKS INC
filed 2003-05-09
CIK 1105472

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        As of April 30, 2003, there were 225,192,761 shares of $0.001 par value per share, common stock outstanding.

SONUS NETWORKS, INC.

FORM 10-Q

QUARTER ENDED MARCH 31, 2003

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

SONUS NETWORKS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,226	$50,307
Marketable securities	61,010	60,860
Accounts receivable, net	2,454	2,956
Inventories	11,287	10,776
Other current assets	4,488	3,806

Total current assets	124,465	128,705
Property and equipment, net	9,226	11,174
Purchased intangible assets, net	903	1,174
Other assets, net	494	480

	$135,088	$141,533

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,451	$4,142
Accrued expenses	30,389	33,379
Accrued restructuring expenses	1,513	3,143
Deferred revenue	31,831	29,235
Current portion of long-term obligations	1,527	1,606

Total current liabilities	68,711	71,505
Long-term obligations, less current portion	2,660	3,293
Convertible subordinated notes	10,000	10,000
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 207,428,422 and 206,860,358 shares issued and 205,161,612 and 204,593,548 shares outstanding at March 31, 2003 and December 31, 2002	207	207
Capital in excess of par value	858,514	858,126
Accumulated deficit	(802,249)	(797,868)
Deferred compensation	(2,494)	(3,469)
Treasury stock, at cost; 2,266,810 common shares at March 31, 2003 and December 31, 2002	(261)	(261)

Total stockholders' equity	53,717	56,735

	$135,088	$141,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2003	2002
Revenues:
Product	$11,127	$15,387
Service	4,892	5,771

Total revenues	16,019	21,158
Cost of revenues (1):
Product	3,230	6,868
Service	2,935	3,007
Write-off (benefit) of inventory and purchase commitments	(735)	9,434

Total cost of revenues	5,430	19,309

Gross profit	10,589	1,849
Operating expenses:
Research and development (1)	7,702	14,615
Sales and marketing (1)	5,274	8,407
General and administrative (1)	1,080	1,466
Stock-based compensation	894	5,743
Amortization of goodwill and purchased intangible assets	271	406
Restructuring charges (benefit), net	—	(12,141)

Total operating expenses	15,221	18,496

Loss from operations	(4,632)	(16,647)
Interest expense	(130)	(139)
Interest income	381	592

Net loss	$(4,381)	$(16,194)

Basic and diluted net loss per share	$(0.02)	$(0.09)

Shares used in computing net loss per share (Note 2(i))	198,703	186,057

(1)
Excludes non-cash, stock-based compensation expense as follows:

Cost of revenues	$12	$100
Research and development	365	3,009
Sales and marketing	392	1,750
General and administrative	125	884

	$894	$5,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statement of Stockholders' Equity

(In thousands, except share data)

(unaudited)

	Common Stock					Treasury Stock
			Capital in Excess of Par Value	Accumulated Deficit	Deferred Compensation			Total Stockholders' Equity
	Shares	Par Value				Shares	Cost
Balance, December 31, 2002	206,860,358	$207	$858,126	$(797,868)	$(3,469)	2,266,810	$(261)	$56,735
Issuance of common stock in connection with employee stock purchase plan	507,394	—	448	—	—	—	—	448
Exercise of stock options	60,670	—	21	—	—	—	—	21
Amortization of deferred compensation	—	—	—	—	894	—	—	894
Deferred compensation for terminated employees	—	—	(81)	—	81	—	—	—
Net loss	—	—	—	(4,381)	—	—	—	(4,381)

Balance, March 31, 2003	207,428,422	$207	$858,514	$(802,249)	$(2,494)	2,266,810	$(261)	$53,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(4,381)	$(16,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,860	4,144
Write-off of inventory	—	7,026
Stock-based compensation	894	5,743
Amortization of goodwill and purchased intangible assets	271	406
Non-cash restructuring benefit	(735)	(16,557)
Changes in current assets and liabilities:
Accounts receivable	502	5,715
Inventories	(511)	(1,181)
Other current assets	(682)	102
Accounts payable	(691)	(3,674)
Accrued expenses	(4,379)	1,220
Deferred revenue	2,596	(3,837)

Net cash used in operating activities	(4,256)	(17,087)

Cash flows from investing activities:
Purchases of property and equipment	(943)	(976)
Maturities of marketable securities	3,647	10,340
Purchases of marketable securities	(3,797)	(2,973)
Other assets	17	(85)

Net cash provided by (used in) investing activities	(1,076)	6,306

Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	448	2,303
Proceeds from exercise of stock options	21	63
Payments of long-term obligations	(218)	(143)
Repurchase of common stock	—	(94)

Net cash provided by financing activities	251	2,129

Net decrease in cash and cash equivalents	(5,081)	(8,652)
Cash and cash equivalents, beginning of period	50,307	49,123

Cash and cash equivalents, end of period	$45,226	$40,471

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13	$20

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Description of Business

        Sonus Networks, Inc. (Sonus) was incorporated on August 7, 1997 and is a leading provider of voice infrastructure products for the new public network. Sonus offers a new generation of carrier-class switching equipment and software that enable telecommunications service providers to deliver voice services over packet-based networks.

(2) Summary of Significant Accounting Policies

  (a) Basis of Presentation and Principles of Consolidation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Sonus and reflect all adjustments, consisting only of normal recurring adjustments that in the opinion of management are necessary for a fair statement of the results for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC), and omit or condense certain information and footnote disclosures pursuant to existing SEC rules and regulations. Results for the interim period are not necessarily indicative of results to be expected for the entire fiscal year. These statements should be read in conjunction with the consolidated financial statements and related footnotes included in Sonus' Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC.

        The unaudited condensed consolidated financial statements include the accounts of Sonus and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

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

  (c) Concentrations of Credit and Off-Balance Sheet Risk, Significant Customers and Limited Suppliers

        The financial instruments that potentially subject Sonus to concentrations of credit risk are cash, cash equivalents, marketable securities and receivables. Sonus has no off-balance sheet concentrations such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Sonus' cash and cash equivalent holdings are diversified among four financial institutions.

        For the three months ended March 31, 2003 and 2002, two customers each contributed more than 10% of Sonus' revenues and collectively represented an aggregate of 57% and 47% of total revenues. As of March 31, 2003 and 2002, three and four customers each accounted for more than 10% of Sonus' accounts receivable balance. International revenues, primarily attributable to Asia and Europe, were 21% and 16% of total revenues for the three months ended March 31, 2003 and 2002.

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

        Purchased intangible assets of $903,000 as of March 31, 2003 are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, two and three years. Sonus expects that the remaining amount of purchased intangible assets will be fully amortized by February 2004.

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

  (f) Stock-Based Compensation

        In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 provides that companies may account for stock-based compensation under either the fair value-based method of accounting under SFAS No. 123 or the intrinsic value-based method provided by Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees. Sonus uses the intrinsic value-based method of APB No. 25 to account for all of its employee stock-based compensation plans and uses the fair value method of SFAS No. 123 to account for all non-employee stock-based compensation. SFAS No. 123, as amended by SFAS No. 148 (Note 2(j)), requires companies adopting APB No. 25 to make pro forma disclosure in the notes to the financial statements using the measurement provisions of SFAS No. 123.

        Sonus has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees and shares purchased under the 2000 Employee Stock Purchase Plan (ESPP) using the Black-Scholes option pricing model with an assumed risk-free interest rate of 3% in 2002 and 2003, volatility of 150% for both 2002 and 2003 and an expected life ranging from 2 to 5 years for stock options and 6 months for the ESPP, with the assumption that no dividends will be paid. Had compensation expense for Sonus' stock option plan and ESPP been determined consistent with SFAS No. 123, the pro forma net loss and pro forma net loss per share would have been as follows:

	Three months ended March 31,
	2003	2002
	(in thousands, except per share data)
Net loss—
As reported	$(4,381)	$(16,194)
Employee stock-based compensation under fair value method	(2,307)	(4,846)

Pro forma	$(6,688)	$(21,040)

Basic and diluted net loss per share—
As reported	$(0.02)	$(0.09)
Pro forma	(0.03)	(0.11)

        The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because Sonus' employee stock options and ESPP shares have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of Sonus' options and ESPP shares.

  (g) Comprehensive Loss

        The comprehensive loss for the three months ended March 31, 2003 and 2002 does not differ from the reported loss.

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

  (i) Net Loss Per Share

        Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of unrestricted common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of unrestricted common stock and potential common stock outstanding during the period, if dilutive. Potential common stock consists of restricted shares of common stock, shares of common stock issuable upon the exercise of stock options, conversion of convertible subordinated notes and shares of common stock issued in connection with Sonus' acquisition in January 2001 of telecom technologies, inc. (TTI) that were subject to the achievement of milestones and employee retention. There were no dilutive shares of potential common stock for the three months ended March 31, 2003 and 2002 as Sonus incurred a net loss in each period.

        The following table sets forth the computation of shares used in calculating the net loss per share, in thousands:

	Three months ended March 31,
	2003	2002
Weighted average common shares outstanding	204,953	204,367
Less weighted average restricted common shares outstanding	(6,250)	(18,310)

Shares used in computing net loss per share	198,703	186,057

        Excluded from the shares used in calculating the net loss per share in the above table are options to purchase shares of common stock and shares of common stock issuable upon conversion of convertible subordinated notes representing an aggregate of 11,330,617 and 22,754,772 shares as of March 31, 2003 and 2002, as their effects would have been anti-dilutive.

  (j) Recent Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS No. 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Sonus does not expect the implementation of this statement will have a material impact on its financial position or results of operations.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The FIN No. 45 disclosure requirements are included in Note 5 to Sonus' unaudited condensed consolidated financial statements. The adoption of FIN No. 45 is not expected to have a material impact on Sonus' financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for employee stock-based compensation. These alternative methods will only impact Sonus if it voluntarily changes to the fair value-based method of accounting for employee stock-based compensation, which it currently does not intend to do. SFAS No. 148 also requires companies who account for employee stock-based compensation under the intrinsic value-based method to disclose additional footnote information in annual financial statements effective for fiscal years ending after December 15, 2002 and in financial statements for interim periods beginning after December 15, 2002. The requisite disclosure appears in Note 2(f) to Sonus' unaudited condensed consolidated financial statements.

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

(3) Restructuring Charges

        Commencing in the third quarter of fiscal 2001 and extending through fiscal 2002, in response to unfavorable business conditions primarily caused by significant declines in capital spending by telecommunications service providers, Sonus implemented restructuring plans designed to reduce expenses and align its cost structure with its revised business outlook. The restructuring plans included worldwide workforce reductions, consolidation of excess facilities and the write-off of excess inventory and purchase commitments.

  2002 Restructuring Accrual

        The following table summarizes the activity during the three months ended March 31, 2003 relating to Sonus' accrual for fiscal 2002 restructuring actions, in thousands:

	Dec. 31, 2002 Accrual Balance	Cash Payments	Adjustments	Mar. 31, 2003 Accrual Balance	Current Portion	Long-term Portion
Workforce reduction	$534	$(509)	$—	$25	$25	$—
Consolidation of facilities	2,286	(457)	—	1,829	861	968

Sub-total	2,820	(966)	—	1,854	886	968
Write-off (benefit) of purchase commitments	1,075	(120)	(735)	220	220	—

Total	$3,895	$(1,086)	$(735)	$2,074	$1,106	$968

        Remaining cash expenditures relating to the workforce reductions are expected to be substantially paid in the second quarter of fiscal 2003. The remaining cash expenditures relating to the consolidation of excess facilities are expected to be paid through 2008. The purchase commitment obligations are expected to be substantially paid by the end of fiscal 2003.

  (a) Workforce reduction

        The restructuring actions in fiscal 2002 included a reduction in Sonus' workforce. The affected employees were entitled to severance and other benefits for which Sonus recorded a charge of $4,947,000 in fiscal 2002, of which $1,005,000 was recorded in the first quarter. In addition, Sonus recorded non-cash stock-based compensation expense of $381,000 in the first quarter of fiscal 2002 related to the write-off of deferred compensation associated with shares and options held by terminated employees.

  (b) Consolidation of excess facilities

        Sonus recorded a net restructuring charge in the first quarter of fiscal 2002 of $3,411,000 for the consolidation of excess facilities, which is included on the balance sheet in accrued restructuring expenses and long-term obligations. The accrual for the consolidation of excess facilities was determined assuming no sublease income.

  (c) Write- off (benefit) of inventory and purchase commitments

        During the three months ended March 31, 2002, Sonus recorded additional cost of revenues of $9,434,000, consisting of $7,026,000 for the write-off of inventory determined to be excess and obsolete and $2,408,000 for materials that were committed to be purchased from third-party contract manufacturers and suppliers under purchase commitments, but that were in excess of required quantities. The charge for purchase commitments was recorded on the balance sheet as accrued restructuring expenses. In the first quarter of fiscal 2003, Sonus entered into an agreement with a supplier under which $735,000 of previously recorded purchase commitment obligations was forgiven.

  2001 Restructuring Accrual

        The following table summarizes the activity during the three months ended March 31, 2003 relating to Sonus' accrual for fiscal 2001 restructuring actions, in thousands:

	Dec. 31, 2002 Accrual Balance	Cash Payments	Mar. 31, 2003 Accrual Balance	Current Portion	Long-Term Portion
Consolidation of facilities and other charges	$574	$(96)	$478	$407	$71

        Remaining cash expenditures relating to the consolidation of excess facilities and other charges are expected to be paid through the second quarter of fiscal 2004.

        Sonus recorded restructuring charges in fiscal 2001 of $21,301,000 for the consolidation of excess facilities and other miscellaneous charges, which were included on the balance sheet in accrued restructuring expenses and long-term obligations. The accrual for the consolidation of excess facilities was determined assuming no sublease income.

        In the first quarter of fiscal 2002, Sonus' TTI subsidiary reduced its lease commitments for previously accrued excess space in its Texas facilities in exchange for a one-time payment of $835,000 to the landlord and a guarantee by Sonus of TTI's rents owed through April 2003. As a result of this transaction, Sonus recorded a restructuring benefit of $16,557,000 in the first quarter of fiscal 2002.

(4) Inventories

        Inventories consist of the following, in thousands:

	March 31, 2003	December 31, 2002
Raw materials	$443	$691
Finished goods	10,844	10,085

	$11,287	$10,776

(5) Warranty Reserve

        Sonus accrues for the costs of warranties provided to its customers based on contractual rights and on the historical rate of claims and costs to provide warranty services. The following table summarizes the activity related to product warranty reserve during the three months ended March 31, 2003, in thousands:

Balance at December 31, 2002	$4,685
Charges to costs and expenses	1,628
Deductions	(1,739)

Balance at March 31, 2003	$4,574

(6) Long-term Obligations

        Long-term obligations consist of capital leases, equipment borrowings from a bank (Note 7) and restructuring expenses (Note 3). Sonus assumed certain capital leases as part of the acquisition of TTI. The capital leases are due in monthly installments expiring at various dates through March 2005 and accrue interest at annual rates ranging from 3.6% to 14.4%. The future minimum annual payments under capital leases and amounts due for long-term obligations, as of March 31, 2003, are as follows, in thousands:

Capital Leases:
2003 (nine months)	$387
2004	193
2005	30

Total minimum lease payments	610
Less amount representing interest	(29)

Present value of minimum payments	581
Equipment borrowings from bank	2,567
Long-term portion of restructuring expenses	1,039

Total long-term obligations	4,187
Less current portion	(1,527)

$2,660

        The future principal payments on long-term obligations, excluding the capital leases, as of March 31, 2003 are: $825,000 in 2003 (nine months); $1,341,000 in 2004; $828,000 in 2005; $195,000 in 2006; $204,000 in 2007; and $213,000 in 2008.

(7) Bank Agreement

        In January 2002, Sonus established a $10,000,000 equipment line of credit and a $20,000,000 working capital line of credit with a bank at the bank's prime rate. In March 2003, Sonus extended these existing lines of credit at the bank's prime rate (4.25% at March 31, 2003), available through March 23, 2004. Amounts borrowed under the equipment line shall be repaid over a 36-month period. For both lines of credit, Sonus must comply with certain restrictive covenants including maintaining certain minimum investment balances with the bank, a minimum tangible stockholders' equity of $40,000,000 as of March 31, 2003 and a quick ratio of 1.5 to 1.0, as defined in the credit agreement. The minimum tangible stockholders' equity covenant increases by fifty percent (50%) of the amount of any additional equity financing received by Sonus (Note 11). Under the agreement, all of Sonus' assets, except intellectual property, have been pledged as collateral. As of March 31, 2003, Sonus had $2,567,000 outstanding under the equipment line of credit (Note 6) and is in compliance with all bank covenants.

(8) Convertible Subordinated Notes

        In May 2001, Sonus completed a private placement of an aggregate principal amount of $10,000,000 of 4.75% convertible subordinated notes, due May 1, 2006, with a customer. Interest payments are due semi-annually on May 1 and November 1 of each year through May 2006. The notes may be converted by the holder into shares of Sonus' common stock at any time before their maturity or prior to their redemption or repurchase by Sonus. The conversion rate is 33.314 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. After May 1, 2004,

Sonus has the option to redeem all or a portion of the notes at 100% of the principal amount. Also, at any time if the market price of Sonus' common stock exceeds $60.04 per share for twenty trading days in any thirty trading-day period, Sonus may redeem these notes through the issuance of shares of common stock or for cash. In the event of a change of control in Sonus, the holder at its option may require Sonus to redeem the notes through the issuance of common stock or cash. Interest expense related to Sonus' convertible subordinated notes was $119,000 for both the three months ended March 31, 2003 and 2002.

(9) Commitments and Contingencies

  (a) Leases

        Sonus leases its facilities under operating leases, which expire through December 2008. Sonus is responsible for certain real estate taxes, utilities and maintenance costs under these leases. The future minimum payments under operating lease arrangements as of March 31, 2003, are as follows: $2,264,000 in 2003 (nine months); $1,183,000 in 2004; $388,000 in 2005; $195,000 in 2006; $204,000 in 2007; and $213,000 in 2008.

  (b) Pending Litigation

        In November 2001, a purchaser of Sonus' common stock filed a complaint in the federal district court for the Southern District of New York against Sonus, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with Sonus' initial public offering (IPO) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased Sonus' common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that Sonus' registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against Sonus are asserted under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of the Securities Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against Sonus, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, Sonus, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against the individual defendants, including those Sonus officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including Sonus, but denied the remainder of the motion as to the defendants. Accordingly, the case will proceed against Sonus on the Section 11 claims. The outcome of the litigation remains uncertain. Sonus intends to continue to vigorously defend this action.

        Beginning in July 2002, several purchasers of Sonus' common stock filed complaints in federal district court for the District of Massachusetts against Sonus, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (Class Action Complaints). The purchasers seek to represent a class of persons who purchased common stock of Sonus between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that Sonus made false and misleading statements about its products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, Sonus filed a motion to dismiss the Consolidated Amended Complaint on various grounds. The plaintiffs' opposition to the motion is due on June 6, 2003. Sonus believes the claims in the Consolidated Amended Complaint are without merit and that it has substantial legal and factual defenses, which it intends to pursue vigorously.

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

(10) Stockholders' Equity

  (a) 1997 Stock Incentive Plan

        On January 1 of each year, the aggregate number of shares of common stock available for issuance under the 1997 Stock Incentive Plan (Plan) shall increase by the lesser of (i) 5% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of March 31, 2003, 110,611,642 shares were authorized and 54,303,197 shares were available under the Plan for future issuance.

        On October 16, 2002, Sonus commenced an offer to exchange (Exchange Offer) outstanding employee stock options granted under the Plan having an exercise price of $0.67 or more per share for new stock options to be granted by Sonus. Outstanding options granted under the TTI Amended and Restated 1998 Equity Incentive Plan were not eligible for exchange. Also, Sonus' directors, executive officers and non-employees were not eligible to participate in the exchange. On November 22, 2002, the Exchange Offer expired. Outstanding options to purchase 8,802,245 shares of common stock were accepted for exchange and cancelled. Employees will receive an option to purchase one share of common stock (subject to adjustment for any stock splits, reverse stock splits, stock dividends or similar events) for each option to purchase one share of common stock that was tendered and accepted by Sonus. Sonus expects to issue new options in exchange for such tendered options on or after May 23, 2003. The new options will be granted with an exercise price equal to the fair market value of Sonus' common stock on the date of grant.

  (b) 2000 Employee Stock Purchase Plan

        On January 1 of each year, the aggregate number of shares of common stock available for purchase under the 2000 Employee Stock Purchase Plan (ESPP) shall increase by the lesser of (i) 2% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the

Board of Directors. As of March 31, 2003, 15,444,657 shares were authorized and 12,716,683 shares were available under the ESPP for future issuance.

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

        In connection with the TTI acquisition, Sonus recorded deferred stock-based compensation of $22,600,000 during the year ended December 31, 2001, related to the intrinsic value of unvested TTI stock options assumed by Sonus. This deferred compensation is recognized as an expense over the remaining vesting period of the underlying stock options of up to four years. Additionally, Sonus recorded $55,196,000 of deferred stock-based compensation on 3,000,000 shares awarded to TTI employees under the 2000 Retention Plan, based on the fair value of the Sonus common stock on the closing date of the acquisition. This deferred compensation was fully expensed as of December 31, 2002.

        Sonus has valued the stock options and the issuances of restricted common stock to non-employees based upon the fair market value of the services rendered where Sonus believes the value of these services is more readily determinable than the value of the options or restricted stock. All other grants of options and issuances of restricted stock to non-employees are valued based upon the Black-Scholes option-pricing model. As of March 31, 2003, unvested options to purchase 15,000 shares of common stock are held by non-employees. In accordance with Emerging Issues Task Force 96-18, Sonus will record the value at the time the services are provided.

        Sonus recorded stock-based compensation of $894,000 and $5,743,000 for the three months ended March 31, 2003 and 2002. As of March 31, 2003, Sonus expects to record approximately $2,900,000 and $516,000 in employee stock-based compensation expense for the years ending December 31, 2003 and 2004.

(11) Subsequent Event

        On April 22, 2003, Sonus completed a public offering of 20,000,000 shares of its common stock at $3.05 per share, resulting in net proceeds of approximately $56,730,000 after deducting an underwriting discount, commissions and offering expenses of approximately $4,270,000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are subject to a number of risks and uncertainties. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and ourselves, and we do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the factors set forth in "Cautionary Statements" beginning on page 26 of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2002 on file with the SEC.

Overview

        We are a leading provider of voice infrastructure products for the new public network. We offer a new generation of carrier-class switching equipment and software that enables telecommunications service providers to deliver voice services over packet-based networks.

        Since our inception, we have incurred significant losses and, as of March 31, 2003, had an accumulated deficit of $802.2 million. We have not achieved profitability on a quarterly or an annual basis, and anticipate that we will continue to incur net losses. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

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

        We began shipping product to customers during the fourth quarter of fiscal 1999 and recorded our first revenues of $51.8 million in fiscal 2000 and revenues of $173.2 million in fiscal 2001 and $62.6 million in fiscal 2002. Revenues for the three months ended March 31, 2003 were $16.0 million, representing a decrease of 25% from $21.2 million for the same period in fiscal 2002. Significant declines in capital spending by telecommunications service providers, and financial difficulties, including in some cases bankruptcies, experienced by certain emerging service providers, including some of our customers, caused the reduction in revenue in 2002 and in the first quarter of fiscal 2003.

        In response to unfavorable economic conditions, in the third quarter of fiscal 2001 through fiscal 2002, we commenced restructuring plans designed to reduce expenses and align our cost structure with our revised business outlook. The restructuring plans included worldwide workforce reductions, consolidation of excess facilities and the write-off of excess inventory and purchase commitments. See Note 3 to our unaudited condensed consolidated financial statements.

Critical Accounting Policies and Estimates

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. On an on-going basis, we re-evaluate our estimates, including those related to allowance for doubtful accounts, inventory reserves, purchased intangible assets, warranty obligations, restructuring accruals and loss contingencies. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our unaudited condensed consolidated financial statements.

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

        Warranty Reserve.    We accrue for warranty costs based on contractual rights and on the historical rate of claims and costs to provide warranty services. While we believe our warranty reserve is adequate to address known warranty issues, if we experience an increase in warranty claims greater than our historical experience or our costs to provide warranty services increase, we may be required to increase our warranty reserve and our gross profit could be adversely affected.

        Loss Contingencies.    We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of the loss or impairment of an asset or the incurrence of a liability as well as our ability to reasonably estimate the amount of loss in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted or established.

Three Months Ended March 31, 2003 and 2002

        Revenues.    Revenues for the three months ended March 31, 2003 and 2002 were as follows, in thousands:

	Three months ended March 31,
	2003	2002
Revenues:
Product	$11,127	$15,387
Service	4,892	5,771

Total revenues	$16,019	$21,158

        Product revenues comprise sales of our voice infrastructure products, including our GSX9000™ Open Services Switch, the Insignus™ Softswitch, the Sonus Insight™ Management System and related product offerings. Product revenues for the three months ended March 31, 2003 decreased 28% from the same period in fiscal 2002, primarily as a result of lower demand caused by significant declines in capital spending by telecommunications service providers and financial difficulties, including in some cases bankruptcies, experienced by certain emerging service providers, including some of our customers. Service revenues primarily comprise hardware and software maintenance, network design, installation and other professional services. Service revenues for the three months ended March 31, 2003 decreased 15% from the same period in fiscal 2002. The decrease in service revenues was primarily due to the timing of maintenance contract renewals and a reduction in revenues for product installations.

        For the three months ended March 31, 2003 and 2002, two customers each contributed more than 10% of our revenues, representing an aggregate of 57% and 47% of total revenues. International revenues, primarily to Asia and Europe, were 21% and 16% of revenues for the three months ended March 31, 2003 and 2002.

        Cost of Revenues/Gross Profit.    Cost of revenues consists primarily of amounts paid to third-party manufacturers for purchased materials and services, manufacturing and professional services personnel and related costs and inventory obsolescence. Cost of revenues and gross profit as a percentage of revenues for the three months ended March 31, 2003 and 2002 were as follows (in thousands, except percentages):

	Three months ended March 31,
	2003	2002
Cost of revenues:
Product	$3,230	$6,868
Service	2,935	3,007
Write-off (benefit) of inventory and purchase commitments	(735)	9,434

Total cost of revenues	$5,430	$19,309

Gross profit (% of revenues):
Product	71%	55%
Service	40	48
Total gross profit including the impact of the write-off (benefit) of inventory and purchase commitments	66%	9%

        The increase in product gross profit as a percentage of product revenues was primarily due to an increase in software revenues and cost reductions resulting from our restructuring actions in fiscal 2002. The decrease in service gross profit as a percentage of service revenues was primarily due to a higher proportion of fixed costs resulting from the decline in total service revenues and a greater mix of lower margin services.

        During the first quarter of fiscal 2002, we recorded additional cost of revenues of $9.4 million, consisting of $7.0 million for the write-off of inventory determined to be excess and obsolete and $2.4 million for materials that were expected to be purchased from third-party contract manufacturers and suppliers under purchase commitments, but which were in excess of required quantities. In the first quarter of fiscal 2003, we entered into an agreement with a supplier, under which $735,000 of previously recorded purchase commitment obligations were forgiven. Remaining cash expenditures of $220,000 at March 31, 2003 for purchase commitments are included on the balance sheet as accrued restructuring expenses and are expected to be substantially paid by the end of fiscal 2003.

        Our gross profit as a percentage of total revenues in a particular quarter is highly variable due to many factors such as our revenue volume. Gross profit may also be affected by the following factors: demand for our products and services; new product introductions and enhancements both by us and by our competitors; product service and support costs associated with initial deployment of our products in customers' networks; changes in our pricing policies and those of our competitors; write off of any excess or obsolete inventory; unfavorable warranty experience; the mix of product configurations sold; geographic mix; the mix of sales channels through which our products and services are sold; and the volume of manufacturing and costs of manufacturing and components.

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel costs and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $7.7 million for the three months ended March 31, 2003, a decrease of $6.9 million, or 47%, from $14.6 million for the same period in fiscal 2002. This decrease primarily reflects a reduction in salaries and related expenses attributed to restructuring actions and, to a lesser extent, reductions in consulting fees, prototype costs and depreciation expense. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success and we intend to continue to make substantial investments to enhance our products and technologies to meet the requirements of our customers and market. We believe that our research and development expenses for the second quarter of fiscal 2003 will increase modestly from the first quarter of fiscal 2003 primarily as a result of an increase in salary expense and the timing of prototype costs.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluations and other marketing expenses. Sales and marketing expenses were $5.3 million for the three months ended March 31, 2003, a decrease of $3.1 million, or 37%, from $8.4 million for the same period in fiscal 2002. This decrease primarily reflects a reduction in salaries and related expenses attributed to restructuring actions and, to a lesser extent, reductions in costs for customer evaluations, travel and entertainment and commissions. We believe that our sales and marketing expenses for the second quarter of fiscal 2003 will increase modestly from the first quarter of fiscal 2003 primarily as a result of higher marketing expenditures for trade shows and higher commissions from forecasted higher revenues.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses were $1.1 million for the three months ended March 31, 2003, a decrease of $386,000, or 26%, from $1.5 million for the same period in fiscal 2002. This decrease primarily reflects reductions in salaries and related expenses attributed to restructuring actions and, to a lesser extent a reduction in professional fees. We believe that our general and administrative expenses for the second quarter of fiscal 2003 will increase modestly from the first quarter of fiscal 2003 primarily as a result of an increase in salary expense and professional fees.

        Stock-Based Compensation Expenses.    Stock-based compensation expenses include the amortization of stock compensation charges resulting from the granting of stock options, including those telecom technologies, inc. (TTI) stock options assumed by us, stock awards to TTI employees under the 2000 Retention Plan and the sales of restricted common stock. Stock-based compensation expenses were $894,000 for the three months ended March 31, 2003, a decrease of $4.8 million, or 84%, from $5.7 million for the same period in fiscal 2002. The decrease is primarily due to lowered deferred compensation balances resulting from write-offs made in connection with employee terminations and our offer to exchange certain employee stock options. As of March 31, 2003, we expect to record approximately $2.9 million and $516,000 in employee stock-based compensation expense for fiscal 2003 and fiscal 2004.

        On October 16, 2002, we commenced an offer to exchange outstanding employee stock options for new stock options to be granted on a date that is at least six months and one day from the expiration date of the exchange offer. The exchange offer expired on November 22, 2002 and outstanding options to purchase approximately 8,800,000 shares of common stock were accepted for exchange and cancelled. Employees will receive an option to purchase one share of common stock for each option exchanged. We will grant the new options on or after May 23, 2003 with an exercise price equal to the fair market value of our common stock on the date of grant.

        Goodwill, Purchased Intangible Assets and In-Process Research and Development Expenses.    In fiscal 2001, we acquired certain intellectual property, in-process research and development and intangible assets in connection with our acquisitions of TTI and Linguateq. Amortization of purchased intangible assets was $271,000 for the three months ended March 31, 2003, a decrease of $135,000 from $406,000 for the same period in fiscal 2002. The decrease is due to the write-off of goodwill in fiscal 2002.

        Restructuring Charges (Benefit), net.    Commencing in the third quarter of fiscal 2001 and extending through fiscal 2002, in response to unfavorable business conditions primarily caused by significant declines in capital spending by telecommunications service providers, Sonus implemented restructuring plans designed to reduce expenses and align its cost structure with its revised business outlook. The restructuring plans included worldwide workforce reductions, consolidation of excess facilities and the write-off of excess inventory and purchase commitments.

          Workforce reduction.    In the first quarter of fiscal 2002, we reduced our worldwide workforce and recorded a charge of $1.0 million for severance and other benefits. Remaining cash expenditures of $25,000 at March 31, 2003 related to workforce reductions in 2001 and 2002 are expected to be substantially paid in the second quarter of fiscal 2003.

          Consolidation of excess facilities.    In the first quarter of fiscal 2002, we recorded a net restructuring charge of $3.4 million for the additional consolidation of excess facilities, which is included on the balance sheet in accrued restructuring expenses and long-term obligations. Also, in the first quarter of fiscal 2002, our TTI subsidiary reduced its lease commitments for previously accrued excess space in its Texas facilities in exchange for a one-time payment of $835,000 to a landlord and a guarantee by us of TTI's rents owed through April 2003, the remainder of the revised lease term. As a result of this transaction, we recorded a restructuring benefit of $16.6 million in the first quarter of fiscal 2002. The remaining cash expenditures of $2.3 million at March 31, 2003 relating to the consolidation of excess facilities are expected to be paid through 2008.

        Interest Income (Expense), net.    Interest income consists of interest earned on our cash balances and marketable securities. Interest expense consists of interest incurred on convertible subordinated notes, equipment bank debt and capital lease arrangements. Interest income, net of interest expense, was $251,000 for the three months ended March 31, 2003, a decrease of $202,000 from $453,000 for the same period in fiscal 2002. The decrease primarily reflects a reduction in interest rates and invested balances.

        Income Taxes.    No provision for income taxes has been recorded for the three months ended March 31, 2003 and 2002 due to accumulated net losses. We did not record any tax benefits relating to these losses or other tax benefits due to the uncertainty surrounding the realization of these future tax benefits.

Liquidity and Capital Resources

        At March 31, 2003, our principal sources of liquidity were our cash, cash equivalents and marketable securities that totaled $106.2 million. On April 22, 2003, we completed a public offering of 20,000,000 shares of our common stock at $3.05 per share resulting in net proceeds of approximately $56,730,000 after deducting an underwriting discount, commissions and offering expenses of approximately $4,270,000.

        Our operating activities used net cash of $4.3 million for the three months ended March 31, 2003, as compared to $17.1 million for the same period in fiscal 2002. The decrease in net cash used primarily reflects decreases in the net loss and an increase in deferred revenue.

        Net cash used in investing activities was $1.1 million for the three months ended March 31, 2003, as compared to net cash provided by investing activities of $6.3 million for the same period in fiscal 2002. Net cash used in investing activities for the three months ended March 31, 2003 primarily reflects net purchases of marketable securities of $150,000 and purchases of property and equipment of $943,000. Net cash provided by investing activities for the three months ended March 31, 2002 primarily reflects net purchases of marketable securities of $7.4 million, partially offset by purchases of property and equipment of $976,000. We have no current material commitments for capital expenditures but do expect to incur approximately $5.0 million in purchases during the next twelve months.

        We have a $10.0 million equipment line of credit and a $20.0 million working capital line of credit with a bank available through March 23, 2004. The lines of credit are collateralized by all of our assets, except intellectual property, and bear interest at the bank's prime rate. We are required to comply with various financial and restrictive covenants. As of March 31, 2003, we had $2.6 million outstanding under the equipment line of credit and are in compliance with all bank covenants.

        Net cash provided by financing activities was $252,000 for the three months ended March 31, 2003, as compared to $2.1 million for the same period in fiscal 2002. The net cash used in financing activities for the three months ended March 31, 2003 and 2002 primarily resulted from the sale of common stock in connection with our employee stock purchase plan partially offset by payments on our long-term obligations.

        The following summarizes our future contractual cash obligations as of March 31, 2003, in thousands:

	(nine months) 2003	2004	2005	2006	2007	2008	Total
Capital lease obligations	$387	$193	$30	$—	$—	$—	$610
Equipment line of credit	896	1,153	651	—	—	—	2,700
Operating leases	2,264	1,183	388	195	204	213	4,447
Convertible subordinated notes	475	475	475	10,238	—	—	11,663

Total contractual cash obligations	$4,022	$3,004	$1,544	$10,433	$204	$213	$19,420

        Based on our past performance and current expectations, we believe our current cash, cash equivalents, marketable securities and available bank financing will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. Although it is difficult to predict future liquidity requirements with certainty, the rate at which we will consume cash will be dependent on the cash needs of future operations which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business and the resources we devote to developing our products. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, and for other general corporate activities. We may periodically review strategic and operational alternatives to improve our operating results and financial position. In this regard, we may consider, among other things, changes in our capital structure, adjustments to our capital expenditures and overall spending and the restructuring of our operations. We cannot assure you that we will be successful in implementing any new strategic or operational initiatives or, if implemented, that they will have the effect of improving our operating results and financial position. We may seek to sell additional equity or debt securities that could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results.

Recent Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that are currently accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS No. 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We do not expect the implementation of this statement will have a material impact on our financial position or results of operations.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The FIN No. 45 disclosure requirements are included in Note 5 to our unaudited condensed consolidated financial statements. We do not expect that the adoption of FIN No. 45 will have a material impact on our financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for employee stock-based compensation. These alternative methods will only impact us if we voluntarily change to the fair value-based method of accounting for employee stock-based compensation, which we currently do not intend to do. SFAS No. 148 also requires companies who account for employee stock-based compensation under the intrinsic value-based method to disclose additional footnote information in annual financial statements effective for fiscal years ending after December 15, 2002 and in financial statements for interim periods beginning after December 15, 2002. The requisite disclosure appears in Note 2(f) to our unaudited condensed consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN No. 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the variable interest entity's residual returns or both. The provisions of FIN No. 46 are required to be adopted by us in fiscal 2003. We do not expect that the adoption of FIN No. 46 will have a material impact on our overall financial position or results of operations.

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

        A substantial portion of our revenues to date has been from emerging service providers. Several of our emerging service provider customers, including XO Communications and Global Crossing, who together contributed 30% of our total 2001 revenues and 15% of our total 2002 revenues, have experienced financial difficulties and have filed for bankruptcy or are in the process of restructuring their operations. While several of these customers are emerging from bankruptcy or restructuring their operations, our results could be materially and adversely affected if any present or future emerging service provider seeks to renegotiate existing contractual commitments, reduces its level of orders, delays or fails to pay our receivables, or fails to successfully and timely reorganize its operations including emerging from bankruptcy.

We expect that a majority of our revenues will be generated from a limited number of customers and we will not be successful if we do not grow our customer base.

        To date, we have shipped our products to a limited number of customers. We expect that in the foreseeable future, the majority of our revenues will continue to depend on sales of our products to a limited number of customers. Two, three and four customers each contributed more than 10% of our revenues for the three months ended March 31, 2003 and the years ended December 31, 2002 and

2001, which represented an aggregate of 57%, 42% and 67% of total revenues. Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by:

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

We may not become profitable.

        We have incurred significant losses since inception and expect to continue to incur losses in the future. As of March 31, 2003, we had an accumulated deficit of $802.2 million and had only recognized cumulative revenues since inception of $303.5 million through March 31, 2003. We have not achieved profitability on a quarterly or annual basis. Our revenues may not grow and we may never generate sufficient revenues to achieve or sustain profitability.

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

  •
  the length and variability of the sales cycle for our products;

  •
  the timing of revenue recognition and amount of deferred revenues;

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

        Our operating expenses are largely fixed in the short-term and, as a result, a delay in generating or recognizing revenues for the reasons set forth above, or for any other reason, could cause significant variations in our operating results. If revenue for a particular quarter is below expectations, we may not be able to reduce operating expenses proportionally for the quarter. Any such revenue shortfall would, therefore, have a disproportionate effect on our expected operating results for the quarter.

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

        Competition in the telecommunications market is intense. This market has historically been dominated by large companies, such as Lucent Technologies and Nortel Networks, both of which are our direct competitors. We also face competition from other large telecommunications and networking companies, including Cisco Systems, some of which have entered our market by acquiring companies that design competing products. In addition, several smaller and mostly private companies have announced products that target market opportunities similar to those we address. Because this market is rapidly evolving, additional competitors with significant financial resources may enter these markets and further intensify competition.

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

        We have incorporated third-party-licensed technology into our current products. From time to time, we may be required to license additional technology from third parties to develop new products or product enhancements. Third-party licenses may not be available or continue to be available to us on commercially reasonable terms. The inability to maintain or re-license any third-party licenses required in our current products or to obtain any new third-party licenses to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, and delay or prevent us from making these products or enhancements, any of which could seriously harm the competitiveness of our products.

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

        In addition, we have received inquiries from other patent holders and may become subject to claims that we infringe their intellectual property rights. Any parties asserting that our products infringe upon their proprietary rights could force us to license their patents for substantial royalty payments or to defend ourselves and possibly our customers or contract manufacturers in litigation. These claims and any resulting licensing arrangement or lawsuit, if successful, could subject us to significant royalty payments or liability for damages and invalidation of our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

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

We may seek to raise additional capital in the future, which may not be available to us, and if it is available, may dilute the ownership of our common stock.

        In April 2003, we completed a public offering of 20,000,000 shares of our common stock resulting in the dilution of our existing investors' percentage ownership of our common stock. In the future, we may seek to raise additional funds through public or private debt or equity financings in order to:

  •
  fund ongoing operations and capital requirements;

  •
  take advantage of opportunities, including more rapid expansion or acquisition of complementary products, technologies or businesses;

  •
  develop new products; or

  •
  respond to competitive pressures.

        Any additional capital raised through the sale of convertible debt or equity may further dilute an investor's percentage ownership of our common stock. Furthermore, additional financings may not be available on terms favorable to us, or at all. A failure to obtain additional funding could prevent us from making expenditures that may be required to grow or maintain our operations.

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

        On September 16, 2002, we received notification from NASDAQ that we were not in compliance with the minimum bid price requirement of $1.00 per share for continued listing on the NASDAQ National Market and that our securities were subject to delisting from the NASDAQ National Market unless we demonstrated compliance with such requirement before December 16, 2002. We demonstrated such compliance and, therefore, continue to have our common stock listed on the NASDAQ National Market. There can be no assurance, however, that we will continue to maintain compliance with the listing requirements of the NASDAQ National Market. In the event our common stock is delisted from the NASDAQ National Market, among other things, the market value and liquidity of our common stock could be materially and adversely affected and it may become more difficult for us to obtain additional financing.

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

        Our executive officers, directors and entities affiliated with them beneficially own, in the aggregate as of March 31, 2003, approximately 12% of our outstanding common stock. These stockholders, if acting together, could be able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions.

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

Item 4: Controls and Procedures

        (a)    Evaluation of disclosure controls and procedures.    Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing of this quarterly report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are operating in an effective manner.

        (b)    Changes in internal controls.    There have not been any significant changes in our internal controls or in other factors that could significantly affect these disclosure controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls as of such date, and therefore no corrective actions were taken.

PART II—OTHER INFORMATION

Item 1: Legal Proceedings

        In November 2001, a purchaser of our common stock filed a complaint in the federal district court for the Southern District of New York against us, two of our officers and the lead underwriters alleging violations of the federal securities laws in connection with our initial public offering (IPO) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased our common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that our registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against us are asserted under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of the Securities Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against us, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, we, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against the individual defendants, including those Sonus officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including us, but denied the remainder of the motion as to the defendants. Accordingly, the case will proceed against us on the Section 11 claims. The outcome of the litigation remains uncertain. We intend to continue to vigorously defend this action.

        Beginning in July 2002, several purchasers of our common stock filed complaints in federal district court for the District of Massachusetts against us, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b(5) of the Securities Exchange Act of 1934 (Class Action Complaints). The purchasers seek to represent a class of persons who purchased our common stock between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that we made false and misleading statements about our products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, we filed a motion to dismiss the Consolidated Amended Complaint on various grounds. The plaintiffs' opposition to the motion is due on June 6, 2003. We believe the claims in the Consolidated Amended Complaint are without merit and that we have substantial legal and factual defenses, which we intend to pursue vigorously.

        On September 30, 2002, a purported shareholder derivative lawsuit was filed in the superior court of Middlesex County of Massachusetts against us and our directors. The complaint is based on essentially the same allegations as the Class Action Complaints and alleges that our directors breached their fiduciary duties. The complaint seeks an unspecified amount of compensatory and other damages and relief on our behalf. After we submitted a motion to dismiss the complaint on multiple grounds, the plaintiff agreed to dismiss the complaint without prejudice retaining the right to refile the complaint at a later date. The complaint was dismissed on February 4, 2003.

Item 6: Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

Exhibit Number	Description
10.1	Loan Modification Agreement, dated as of March 14, 2003, by and between the Registrant and Silicon Valley Bank.
99.1	Certificate of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K:

        We filed on January 22, 2003, a Current Report on Form 8-K reporting our actual financial results for the fourth quarter and fiscal year ended December 31, 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2003	SONUS NETWORKS, INC.
	By:	/s/ STEPHEN J. NILL Stephen J. Nill Chief Financial Officer, Vice President of Finance and Administration and Treasurer (authorized officer and principal financial and accounting officer)

CERTIFICATION

I, Hassan M. Ahmed, President and Chief Executive Officer of Sonus Networks, Inc., certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2003 ("Quarterly Report") of Sonus Networks, Inc. (the "Registrant");

  2.
  Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

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

  (b)
  evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

  (c)
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

Date: May 9, 2003	/s/ HASSAN M. AHMED Hassan M. Ahmed President and Chief Executive Officer

CERTIFICATION

I, Stephen J. Nill, Chief Financial Officer, Vice President of Finance and Administration and Treasurer of Sonus Networks, Inc., certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2003 ("Quarterly Report") of Sonus Networks, Inc. (the "Registrant");

  2.
  Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

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

  (b)
  evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

  (c)
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

Date: May 9, 2003	/s/ STEPHEN J. NILL Stephen J. Nill Chief Financial Officer, Vice President of Finance and Administration and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Loan Modification Agreement, dated as of March 14, 2003, by and between the Registrant and Silicon Valley Bank.
99.1	Certificate of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certificate of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.