Form 10-Q
period 2003-06-30
SONUS NETWORKS INC
filed 2003-08-14
CIK 1105472

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

        As of July 31, 2003, there were 225,972,778 shares of $0.001 par value per share, common stock outstanding.

SONUS NETWORKS, INC.

FORM 10-Q

QUARTER ENDED JUNE 30, 2003

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

SONUS NETWORKS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$115,189	$50,307
Marketable securities	45,875	60,860
Accounts receivable, net	6,076	2,956
Inventories	11,552	10,776
Other current assets	6,464	3,806

Total current assets	185,156	128,705
Property and equipment, net	7,271	11,174
Purchased intangible assets, net	632	1,174
Other assets, net	365	480

	$193,424	$141,533

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,655	$4,142
Accrued expenses	31,299	33,379
Accrued restructuring expenses	1,204	3,143
Deferred revenue	34,182	29,235
Current portion of long-term obligations	1,431	1,606

Total current liabilities	72,771	71,505
Long-term obligations, less current portion	2,200	3,293
Convertible subordinated note	10,000	10,000
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 227,740,023 and 206,860,358 shares issued and 225,453,113 and 204,593,548 shares outstanding at June 30, 2003 and December 31, 2002	228	207
Capital in excess of par value	915,698	858,126
Accumulated deficit	(805,459)	(797,868)
Deferred compensation	(1,748)	(3,469)
Treasury stock, at cost; 2,286,910 and 2,266,810 common shares at June 30, 2003 and December 31, 2002	(266)	(261)

Total stockholders' equity	108,453	56,735

	$193,424	$141,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
Product	$14,929	$16,247	$26,056	$31,634
Service	6,427	5,048	11,319	10,819

Total revenues	21,356	21,295	37,375	42,453
Cost of revenues (1):
Product	5,662	7,038	8,892	13,906
Service	3,131	2,910	6,066	5,917
Write-off (benefit) of inventory and purchase commitments	—	—	(735)	9,434

Total cost of revenues	8,793	9,948	14,223	29,257

Gross profit	12,563	11,347	23,152	13,196
Operating expenses:
Research and development (1)	8,245	12,225	15,947	26,840
Sales and marketing (1)	5,643	8,280	10,917	16,687
General and administrative (1)	1,188	1,690	2,268	3,156
Stock-based compensation	739	5,950	1,633	11,693
Amortization of goodwill and purchased intangible assets	271	383	542	789
Restructuring charges (benefit), net	—	1,013	—	(11,128)

Total operating expenses	16,086	29,541	31,307	48,037

Loss from operations	(3,523)	(18,194)	(8,155)	(34,841)
Interest expense	(148)	(136)	(278)	(275)
Interest income	461	512	842	1,104

Net loss	$(3,210)	$(17,818)	$(7,591)	$(34,012)

Basic and diluted net loss per share	$(0.01)	$(0.09)	$(0.04)	$(0.18)

Shares used in computing net loss per share (Note 2(i))	215,970	189,193	207,483	187,593

(1)
Excludes non-cash, stock-based compensation expense as follows:

Cost of revenues	$11	$298	$23	$398
Research and development	289	3,343	654	6,351
Sales and marketing	314	1,922	706	3,672
General and administrative	125	387	250	1,272

	$739	$5,950	$1,633	$11,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statement of Stockholders' Equity

(In thousands, except share data)

(unaudited)

	Common Stock					Treasury Stock
			Capital in Excess of Par Value	Accumulated Deficit	Deferred Compensation			Total Stockholders' Equity
	Shares	Par Value				Shares	Cost
Balance, December 31, 2002	206,860,358	$207	$858,126	$(797,868)	$(3,469)	2,266,810	$(261)	$56,735
Issuance of common stock to public, net of issuance costs of $4,270	20,000,000	20	56,710	—	—	—	—	56,730
Issuance of common stock in connection with employee stock purchase plan	507,394	1	448	—	—	—	—	449
Exercise of stock options	372,271	—	502	—	—	—	—	502
Repurchase of common stock	—	—	—	—	—	20,100	(5)	(5)
Amortization of deferred compensation	—	—	—	—	1,633	—	—	1,633
Deferred compensation for terminated employees	—	—	(88)	—	88	—	—	—
Net loss	—	—	—	(7,591)	—	—	—	(7,591)

Balance, June 30, 2003	227,740,023	$228	$915,698	$(805,459)	$(1,748)	2,286,910	$(266)	$108,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(7,591)	$(34,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,410	8,191
Write-off of inventory	—	7,026
Stock-based compensation	1,633	11,693
Amortization of goodwill and purchased intangible assets	542	789
Non-cash restructuring benefit	(735)	(16,557)
Changes in current assets and liabilities:
Accounts receivable	(3,120)	2,992
Inventories	(776)	1,992
Other current assets	(2,658)	1,148
Accounts payable	513	(3,826)
Accrued expenses	(3,910)	1,959
Deferred revenue	4,947	(2,039)

Net cash used in operating activities	(5,745)	(20,644)

Cash flows from investing activities:
Purchases of property and equipment	(1,509)	(1,681)
Maturities of marketable securities	19,682	26,701
Purchases of marketable securities	(4,697)	(14,739)
Other assets	117	(25)

Net cash provided by investing activities	13,593	10,256

Cash flows from financing activities:
Net proceeds from sale of common stock to public.	56,730	—
Proceeds from sale of common stock in connection with employee stock purchase plan.	449	2,303
Proceeds from exercise of stock options	502	99
Payments of long-term obligations	(642)	(290)
Repurchase of common stock	(5)	(119)

Net cash provided by financing activities	57,034	1,993

Net increase (decrease) in cash and cash equivalents	64,882	(8,395)
Cash and cash equivalents, beginning of period	50,307	49,123

Cash and cash equivalents, end of period	$115,189	$40,728

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$278	$275

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Description of Business

        Sonus Networks, Inc. (Sonus) was incorporated on August 7, 1997 and is a leading provider of voice infrastructure products for the new public network. Sonus offers a new generation of carrier-class switching equipment and software that enables telecommunications service providers to deliver voice services over packet-based networks.

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

        For the six months ended June 30, 2003 and 2002, three and two customers each contributed more than 10% of Sonus' revenues and collectively represented an aggregate of 61% and 40% of total revenues. As of June 30, 2003 and 2002, two customers each accounted for more than 10% of Sonus' accounts receivable balance. International revenues, primarily attributable to Asia and Europe, were 21% and 22% of total revenues for the six months ended June 30, 2003 and 2002.

        Certain components and software licenses from third parties used in Sonus' products are procured from a single source. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus' delivery of products and thereby materially adversely affect Sonus' revenues and operating results.

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

        Purchased intangible assets of $632,000 as of June 30, 2003 are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the assets, two and three years. Sonus expects that the amount of purchased intangible assets will be fully amortized by February 2004.

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

        Sonus has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees and shares purchased under the 2000 Employee Stock Purchase Plan (ESPP) using the Black-Scholes option pricing model. The pro forma information is as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net loss—
As reported	$(3,210)	$(17,818)	$(7,591)	$(34,012)
Employee stock-based compensation under fair value method	(3,080)	(7,893)	(5,331)	(16,625)

Pro forma	$(6,290)	$(25,711)	$(12,922)	$(50,637)

Basic and diluted net loss per share—
As reported	$(0.01)	$(0.09)	$(0.04)	$(0.18)
Pro forma	(0.03)	(0.14)	(0.06)	(0.27)

  (g) Comprehensive Loss

        The comprehensive loss for the three and six months ended June 30, 2003 and 2002 does not differ from the reported loss.

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

  (i) Net Loss Per Share

        Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of unrestricted common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of unrestricted common stock and potential common stock outstanding during the period, if dilutive. Potential common stock consists of restricted shares of common stock, shares of common stock issuable upon the exercise of stock options, conversion of a convertible subordinated note and shares of common stock issued in connection with Sonus' acquisition in January 2001 of telecom technologies, inc. (TTI) that were subject to the achievement of milestones and employee retention. There were no dilutive shares of potential common stock for the three and six months ended June 30, 2003 and 2002 as Sonus incurred a net loss in each period.

        The following table sets forth the computation of shares used in calculating the net loss per share, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Weighted average common shares outstanding	220,640	204,536	212,845	204,339
Less weighted average restricted common shares outstanding	(4,670)	(15,343)	(5,362)	(16,746)

Shares used in computing net loss per share	215,970	189,193	207,483	187,593

        Excluded from the shares used in calculating the net loss per share in the above table are options to purchase shares of common stock and shares of common stock issuable upon conversion of a convertible subordinated note representing an aggregate of 30,214,715 and 23,605,000 shares as of June 30, 2003 and 2002, as their effects would have been anti-dilutive.

  (j) Recent Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that were accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS No. 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Sonus does not expect the implementation of this statement will have a material impact on its financial position or results of operations.

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

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for employee stock-

based compensation. These alternative methods will only impact Sonus if it voluntarily changes to the fair value-based method of accounting for employee stock-based compensation, which it currently does not intend to do. SFAS No. 148 also requires companies who account for employee stock-based compensation under the intrinsic value-based method to disclose additional footnote information in annual financial statements effective for fiscal years ending after December 15, 2002 and in financial statements for interim periods beginning after December 15, 2002. The requisite disclosure appears in Note 2(f) to Sonus' unaudited condensed consolidated financial statements.

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

        In May 2003, the FASB issued SFAS No. 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on Sonus' overall financial position or results of operations.

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

  2002 Restructuring Accrual

        The following table summarizes the activity during the six months ended June 30, 2003 relating to Sonus' accrual for fiscal 2002 restructuring actions, in thousands:

	Dec. 31, 2002 Accrual Balance	Cash Payments	Adjustments	June 30, 2003 Accrual Balance	Current Portion	Long-term Portion
Workforce reduction	$534	$(534)	$—	$—	$—	$—
Consolidation of facilities	2,286	(720)	—	1,566	659	907

Sub-total	2,820	(1,254)	—	1,566	659	907
Write-off (benefit) of purchase commitments	1,075	(180)	(735)	160	160	—

Total	$3,895	$(1,434)	$(735)	$1,726	$819	$907

        The remaining cash expenditures relating to the consolidation of excess facilities are expected to be paid through 2008. The remaining purchase commitment obligations are expected to be substantially paid by the end of fiscal 2003.

  (a) Workforce reduction

        The restructuring actions in fiscal 2002 included a reduction in Sonus' workforce. The affected employees were entitled to severance and other benefits for which Sonus recorded a charge of $4,947,000 in fiscal 2002, of which $1,508,000 and $2,513,000 were recorded in the three and six months ended June 30, 2002. In addition, Sonus recorded non-cash, stock-based compensation expense of $1,029,000 and $1,410,000 in the three and six months ended June 30, 2002 related to the write-off of deferred compensation associated with shares and options held by terminated employees.

  (b) Consolidation of excess facilities

        Sonus recorded a net restructuring benefit of $495,000 in the three months ended June 30, 2002 and a net restructuring charge of $2,916,000 in the six months ended June 30, 2002 for the consolidation of excess facilities, which were included on the balance sheet in accrued restructuring expenses and long-term obligations. The accrual for the consolidation of excess facilities was determined assuming no sublease income.

  (c) Write-off (benefit) of inventory and purchase commitments

        During the first quarter of fiscal 2002, Sonus recorded additional cost of revenues of $9,434,000, consisting of $7,026,000 for the write-off of inventory determined to be excess and obsolete and $2,408,000 for materials that were committed to be purchased from third-party contract manufacturers and suppliers under purchase commitments, but that were in excess of required quantities. The charge for purchase commitments was recorded on the balance sheet as accrued restructuring expenses. In the first quarter of fiscal 2003, Sonus entered into an agreement with a supplier under which $735,000 of previously recorded purchase commitment obligations were forgiven.

  2001 Restructuring Accrual

        The following table summarizes the activity during the six months ended June 30, 2003, relating to Sonus' accrual for fiscal 2001 restructuring actions, in thousands:

	Dec. 31, 2002 Accrual Balance	Cash Payments	June 30, 2003 Accrual Balance	Current Portion	Long-Term Portion
Consolidation of facilities and other charges	$574	$(189)	$385	$385	$—

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

(4) Inventories

        Inventories consist of the following, in thousands:

	June 30, 2003	December 31, 2002
Raw materials	$543	$691
Finished goods	11,009	10,085

	$11,552	$10,776

(5) Warranty Reserve

        Sonus accrues for the costs of warranties provided to its customers based on contractual rights and on the historical rate of claims and costs to provide warranty services. The following table summarizes the activity related to product warranty reserves during the six months ended June 30, 2003, in thousands:

Balance at December 31, 2002	$4,685
Charges to costs and expenses	3,454
Deductions	(3,708)

Balance at June 30, 2003	$4,431

(6) Long-term Obligations

        Long-term obligations consist of capital leases, borrowings under an equipment line of credit with a bank (Note 7) and restructuring expenses (Note 3). Sonus assumed certain capital leases as part of the acquisition of TTI. The capital leases are due in monthly installments expiring at various dates through March 2005 and accrue interest at annual rates ranging from 3.6% to 14.4%. The future minimum annual payments under capital leases and amounts due for long-term obligations, as of June 30, 2003, are as follows, in thousands:

Capital Leases:
2003 (six months)	$231
2004	190
2005	30

Total minimum lease payments	451
Less amount representing interest	(19)

Present value of minimum payments	432
Borrowings under equipment line of credit with bank	2,292
Long-term portion of restructuring expenses	907

Total long-term obligations	3,631
Less current portion	(1,431)

$2,200

        The future principal payments on long-term obligations, excluding the capital leases, as of June 30, 2003 are as follows: $550,000 in 2003 (six months); $1,209,000 in 2004; $828,000 in 2005; $195,000 in 2006; $204,000 in 2007; and $213,000 in 2008.

(7) Bank Agreement

        In January 2002, Sonus established a $10,000,000 equipment line of credit and a $20,000,000 working capital line of credit with a bank at the bank's prime rate. In March 2003, Sonus extended these existing lines of credit at the bank's prime rate (4.25% at June 30, 2003), available through March 23, 2004. Amounts borrowed under the equipment line shall be repaid over a 36-month period. For both lines of credit, Sonus must comply with certain restrictive covenants including maintaining certain minimum investment balances with the bank, a minimum tangible stockholders' equity of $68,350,000 as of June 30, 2003 and a quick ratio of 1.5 to 1.0, as defined in the credit agreement. Pursuant to the terms of the agreement, the minimum tangible stockholders' equity covenant increased by fifty percent (50%) of the amount of the additional equity financing received by Sonus in its April 2003 public offering. Under the agreement, all of Sonus' assets, except intellectual property, have been pledged as collateral. As of June 30, 2003, Sonus had $2,292,000 outstanding under the equipment line of credit (Note 6) and is in compliance with all bank covenants.

(8) Convertible Subordinated Note

        In May 2001, Sonus completed a private placement of an aggregate principal amount of $10,000,000 of a 4.75% convertible subordinated note, due May 1, 2006, with a customer. Interest payments are due semi-annually on May 1 and November 1 of each year through May 2006. The note may be converted by the holder into shares of Sonus' common stock at any time before its maturity or prior to its redemption or repurchase by Sonus. The conversion rate is 33.314 shares per each $1,000 principal amount of the note, subject to adjustment in certain circumstances. After May 1, 2004, Sonus has the option to redeem all or a portion of the note at 100% of the principal amount. Also, at any time if the market price of Sonus' common stock exceeds $60.04 per share for twenty trading days in any thirty trading-day period, Sonus may redeem the note through the issuance of shares of common stock or for cash. In the event of a change of control in Sonus, the holder at its option may require Sonus to redeem the note through the issuance of common stock or cash. Interest expense related to Sonus' convertible subordinated note was $119,000 for both the three months ended June 30, 2003 and 2002 and $238,000 for both the six months ended June 30, 2003 and 2002.

(9) Commitments and Contingencies

  (a) Leases

        Sonus leases its facilities under operating leases, which expire through December 2008. Sonus is responsible for certain real estate taxes, utilities and maintenance costs under these leases. The future minimum payments under operating lease arrangements as of June 30, 2003, are as follows: $1,493,000 in 2003 (six months); $1,183,000 in 2004; $388,000 in 2005; $195,000 in 2006; $204,000 in 2007; and $213,000 in 2008.

  (b) Pending Litigation

        In November 2001, a purchaser of Sonus' common stock filed a complaint in the federal district court for the Southern District of New York against Sonus, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with Sonus' initial public offering (IPO) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased Sonus' common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that Sonus' registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against Sonus are asserted under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of the Securities Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against Sonus, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, Sonus, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against the individual defendants, including those Sonus officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including Sonus, but denied the remainder of the motion as to the defendants. Accordingly, the case proceeded against Sonus on the Section 11 claims. In June 2003, a special committee of Sonus' Board of Directors authorized the Company to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. The settlement contemplated by the Memorandum of Understanding is subject to a number of conditions including approval by the court. It remains uncertain whether and when the conditions will be met and the settlement will become final. Sonus does not expect that the settlement contemplated by the Memorandum of Understanding would have a material impact on its business or financial results.

        Beginning in July 2002, several purchasers of Sonus' common stock filed complaints in federal district court for the District of Massachusetts against Sonus, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (Class Action Complaints). The purchasers seek to represent a class of persons who purchased common stock of Sonus between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that Sonus made false and misleading statements about its products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, Sonus filed a motion to dismiss the Consolidated Amended Complaint on various grounds. The plaintiffs' filed an opposition to the motion on June 6, 2003. Sonus filed its reply on July 8, 2003. The parties have requested oral argument on the motion, but a date has not yet been set. Sonus believes the claims in the Consolidated Amended Complaint are without merit and that it has substantial legal and factual defenses, which it intends to pursue vigorously.

(10) Stockholders' Equity

  (a) Public Offering

        In April 2003, Sonus completed a public offering of 20,000,000 shares of its common stock at $3.05 per share, resulting in net proceeds of $56,730,000 after deducting offering costs of $4,270,000.

  (b) 1997 Stock Incentive Plan

        On January 1 of each year, the aggregate number of shares of common stock available for issuance under the 1997 Stock Incentive Plan (Plan) shall increase by the lesser of (i) 5% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of June 30, 2003, 110,611,642 shares were authorized and 35,123,598 shares were available under the Plan for future issuance.

        On October 16, 2002, Sonus commenced an offer to exchange (Exchange Offer) outstanding employee stock options granted under the Plan having an exercise price of $0.67 or more per share for new stock options to be granted by Sonus. Outstanding options granted under the TTI Amended and Restated 1998 Equity Incentive Plan were not eligible for exchange. Also, Sonus' directors, executive officers and non-employees were not eligible to participate in the exchange. On November 22, 2002, the Exchange Offer expired and outstanding options to purchase approximately 8,800,000 shares of common stock were accepted for exchange and cancelled. On May 27, 2003, employees received an option to purchase one share of common stock for each share of common stock under the exchanged options. The new options were granted at an exercise price of $4.08 per share, which represented the fair market value of Sonus' common stock on the date of grant.

  (c) 2000 Employee Stock Purchase Plan

        On January 1 of each year, the aggregate number of shares of common stock available for purchase under the ESPP shall increase by the lesser of (i) 2% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of June 30, 2003, 15,444,657 shares were authorized and 12,716,683 shares were available under the ESPP for future issuance.

  (d) Stock-Based Compensation

        Stock-based compensation expenses include the amortization of deferred employee compensation and other equity related expenses for non-employees.

        In connection with certain employee stock option grants and the issuance of employee restricted common stock during the years ended December 31, 2000 and 1999, Sonus recorded deferred stock-based compensation of $39,433,000 and $20,859,000. This represented the aggregate difference between the exercise price or purchase price and the fair value of the common stock on the date of grant or sale for accounting purposes. The deferred compensation is recognized as an expense over the vesting period of the underlying stock options and restricted common stock.

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

        All other grants of options and issuances of restricted stock to non-employees are valued based upon the Black-Scholes option pricing model. As of June 30, 2003, unvested options to purchase 11,250 shares of common stock are held by non-employees.

        Sonus recorded stock-based compensation of $739,000 and $5,950,000 for the three months ended June 30, 2003 and 2002 and $1,633,000 and $11,693,000 for the six months ended June 30, 2003 and 2002. As of June 30, 2003, Sonus expects to record approximately $2,800,000 and $516,000 in employee stock-based compensation expense for the years ending December 31, 2003 and 2004.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are subject to a number of risks and uncertainties. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and ourselves, and we do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the factors set forth in "Cautionary Statements" beginning on page 25 of this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2002 on file with the SEC.

Overview

        We are a leading provider of voice infrastructure products for the new public network. We offer a new generation of carrier-class switching equipment and software that enables telecommunications service providers to deliver voice services over packet-based networks.

        We began shipping product to customers during the fourth quarter of fiscal 1999 and recorded our first revenues of $51.8 million in fiscal 2000 and revenues of $173.2 million in fiscal 2001 and $62.6 million in fiscal 2002. Significant declines in capital spending by telecommunications service providers, and financial difficulties, including in some cases bankruptcies, experienced by certain emerging service providers, including some of our customers, caused the reduction in our revenues in 2002. In response to the unfavorable economic conditions, commencing in the third quarter of fiscal 2001 and continuing through fiscal 2002, we implemented restructuring plans designed to reduce expenses and align our cost structure with our revised business outlook. The restructuring plans included worldwide workforce reductions, consolidation of excess facilities and the write-off of excess inventory and purchase commitments.

        For the three and six months ended June 30, 2003, revenues were $21.4 million and $37.4 million, compared to $21.3 million and $42.5 million for the same periods in fiscal 2002. Revenues for the three months ended June 30, 2003, reflect recent improvements in our business and represent the third consecutive quarter of sequential revenue growth.

        We sell our products primarily through a direct sales force and, in some markets, through resellers and distributors. Customers' decisions to purchase our products to deploy in commercial networks involve a significant commitment of resources and a lengthy evaluation, testing and product qualification process. We believe these long sales cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times, may cause our revenues and results of operations to vary significantly and unexpectedly from quarter to quarter. We expect to recognize revenues from a limited number of customers for the foreseeable future.

        Since our inception, we have incurred significant losses and, as of June 30, 2003, had an accumulated deficit of $805.5 million. We have not achieved profitability on a quarterly or an annual basis, and anticipate that we will continue to incur net losses. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

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

        Revenue Recognition.    We recognize revenues from product sales to end users, resellers and distributors upon shipment, provided there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of the related receivable is probable. If uncertainties exist, we recognize revenues when those uncertainties are resolved. In multiple element arrangements, in accordance with Statement of Position 97-2 and 98-9, we use the residual method when vendor-specific objective evidence does not exist for one of the delivered elements in the arrangement. Service revenue is recognized as the services are provided. Revenues from maintenance and support arrangements are recognized ratably over the term of the contract. Amounts collected prior to satisfying the revenue recognition criteria are reflected as deferred revenue.

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

        Inventory Reserves.    Inventory purchases and commitments are based upon estimated future demand for our products. Sudden and significant decreases in the demand for our products or higher risks of inventory obsolescence because of rapidly changing technology and customer requirements could require us to increase our inventory reserves and as a result our gross profit could be adversely affected.

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

Three and Six Months Ended June 30, 2003 and 2002

        Revenues.    Revenues for the three and six months ended June 30, 2003 and 2002 were as follows, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
Product	$14,929	$16,247	$26,056	$31,634
Service	6,427	5,048	11,319	10,819

Total revenues	$21,356	$21,295	$37,375	$42,453

        Product revenues comprise sales of our voice infrastructure products, including our GSX9000™ Open Services Switch, Insignus™ Softswitch, Sonus Insight™ Management System and related product offerings. Product revenues for the three and six months ended June 30, 2003 decreased 8% and 18% from the same periods in fiscal 2002. The decreases in revenues were primarily a result of lower demand caused by significant declines in capital spending by telecommunications service providers and financial difficulties, including in some cases bankruptcies, experienced by certain emerging service providers, including some of our customers.

        Service revenues primarily comprise hardware and software maintenance, network design, installation and other professional services. Service revenues for the three and six months ended June 30, 2003 increased 27% and 5% from the same periods in fiscal 2002. The increases in service revenues were primarily due to the completion of significant professional services and installation projects.

        For the six months ended June 30, 2003 and 2002, three and two customers each contributed more than 10% of our revenues, representing an aggregate of 61% and 40% of total revenues. International revenues, primarily to Asia and Europe, were 21% and 22% of revenues for the six months ended June 30, 2003 and 2002.

        Cost of Revenues/Gross Profit.    Cost of revenues consists primarily of amounts paid to third-party manufacturers for purchased materials and services, manufacturing and professional services personnel and related costs, warranty costs and inventory obsolescence. Cost of revenues and gross profit as a percentage of revenues for the three and six months ended June 30, 2003 and 2002 were as follows (in thousands, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Cost of revenues:
Product	$5,662	$7,038	$8,892	$13,906
Service	3,131	2,910	6,066	5,917
Write-off (benefit) of inventory and purchase commitments	—	—	(735)	9,434

Total cost of revenues	$8,793	$9,948	$14,223	$29,257

Gross profit (% of revenues):
Product	62%	57%	66%	56%
Service	51	42	46	45
Total gross profit including the impact of the write-off (benefit) of inventory and purchase commitments	59%	53%	62%	31%

        The increases in product gross profit as a percentage of product revenues were primarily due to an increase in software revenues and reductions in cost resulting from our restructuring actions in fiscal 2002. The increases in service gross profit as a percentage of service revenues were primarily due to the higher volume of service revenues and a greater mix of higher margin professional services.

        During the six months ended June 30, 2002, we recorded additional cost of revenues of $9.4 million, consisting of $7.0 million for the write-off of inventory determined to be excess and obsolete and $2.4 million for materials that were expected to be purchased from third-party contract manufacturers and suppliers under purchase commitments, but which were in excess of required quantities. In the first quarter of fiscal 2003, we entered into an agreement with a supplier, under which $735,000 of previously recorded purchase commitment obligations were forgiven.

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

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel costs and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $8.2 million for the three months ended June 30, 2003, a decrease of $4.0 million, or 33%, from $12.2 million for the same period in fiscal 2002. Research and development expenses were $15.9 million for the six months ended June 30, 2003, a decrease of $10.9 million, or 41%, from $26.8 million for the same period in fiscal 2002. These decreases primarily reflect a reduction in salaries and related expenses attributed to restructuring actions and, to a lesser extent, reductions in consulting fees, prototype costs and depreciation expense. The decrease for the three months ended June 30, 2003 as compared to the same period in fiscal 2002 was partially offset by the reinstatement in April 2003 of a temporary salary reduction implemented in April 2002. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success and we intend to continue to make substantial investments to enhance our products and technologies to meet the requirements of our customers and market. We believe that our research and development expenses for the third quarter of fiscal 2003 will increase modestly from the second quarter of fiscal 2003 primarily as a result of an increase in hiring due to the continuing expansion of our product line and the timing of prototype costs.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluations and other marketing expenses. Sales and marketing expenses were $5.6 million for the three months ended June 30, 2003, a decrease of $2.7 million, or 32%, from $8.3 million for the same period in fiscal 2002. Sales and marketing expenses were $10.9 million for the six months ended June 30, 2003, a decrease of $5.8 million, or 35%, from $16.7 million for the same period in fiscal 2002. These decreases primarily reflect a reduction in salaries and related expenses attributed to restructuring actions and, to a lesser extent, reductions in costs for customer evaluations, travel and entertainment and trade show expenses. The decrease for the three months ended June 30, 2003 as compared to the same period in fiscal 2002 was partially offset by the reinstatement in April 2003 of a temporary salary reduction implemented in April 2002. We believe that our sales and marketing expenses for the third quarter of fiscal 2003 will increase modestly from the second quarter of fiscal 2003 primarily as a result of an increase in hiring due to the expansion of our international operations and forecasted higher commissions.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses were $1.2 million for the three months ended June 30, 2003, a decrease of $502,000, or 30%, from $1.7 million for the same period in fiscal 2002. General and administrative expenses were $2.3 million for the six months ended June 30, 2003, a decrease of $888,000, or 28%, from $3.2 million for the same period in fiscal 2002. These decreases primarily reflect reductions in salaries and related expenses attributed to restructuring actions and, to a lesser extent, a reduction in professional fees and depreciation expenses. The decrease for the three months ended June 30, 2003 as compared to the same period in fiscal 2002 was partially offset by the reinstatement in April 2003 of a temporary salary reduction implemented in April 2002. We believe that our general and administrative expenses for the third quarter of fiscal 2003 will increase modestly from the second quarter of fiscal 2003 primarily as a result of an increase in salary and related expenses.

        Stock-Based Compensation Expenses.    Stock-based compensation expenses include the amortization of stock compensation charges resulting from the granting of stock options, including those telecom technologies, inc. (TTI) stock options assumed by us, stock awards to TTI employees under the 2000 Retention Plan and the sales of restricted common stock. Stock-based compensation expenses were $739,000 for the three months ended June 30, 2003, a decrease of $5.3 million, or 88%, from $6.0 million for the same period in fiscal 2002. Stock-based compensation expenses were $1.6 million for the six months ended June 30, 2003, a decrease of $10.1 million, or 86%, from $11.7 million for the same period in fiscal 2002. The decreases are primarily due to lowered deferred compensation balances resulting from write-offs made in connection with employee terminations and our offer to exchange certain employee stock options. As of June 30, 2003, we expect to record approximately $2.8 million and $516,000 in employee stock-based compensation expense for fiscal 2003 and fiscal 2004.

        On October 16, 2002, we commenced an offer to exchange outstanding employee stock options for new stock options to be granted on a date that is at least six months and one day from the expiration date of the Exchange Offer. The Exchange Offer expired on November 22, 2002, and outstanding options to purchase approximately 8,800,000 shares of common stock were accepted for exchange and cancelled. On May 27, 2003, employees received an option to purchase one share of common stock for each share of common stock under the exchanged options at an exercise price of $4.08 per share, representing the fair market value of our common stock on the date of grant.

        Goodwill, Purchased Intangible Assets and In-Process Research and Development Expenses.    In fiscal 2001, we acquired certain intellectual property, in-process research and development and intangible assets in connection with our acquisitions of TTI and Linguateq. Amortization of goodwill and purchased intangible assets was $271,000 for the three months ended June 30, 2003, a decrease of $112,000 from $383,000 for the same period in fiscal 2002. Amortization of goodwill and purchased intangible assets was $542,000 for the six months ended June 30, 2003, a decrease of $247,000 from $789,000 for the same period in fiscal 2002. The decreases are due to the write-off of goodwill in fiscal 2002.

        Restructuring Charges (Benefit), net.    Commencing in the third quarter of fiscal 2001 and extending through fiscal 2002, in response to unfavorable business conditions primarily caused by significant declines in capital spending by telecommunications service providers, we implemented restructuring plans designed to reduce expenses and align our cost structure with our revised business outlook. The restructuring plans included worldwide workforce reductions, consolidation of excess facilities and the write-off of excess inventory and purchase commitments.

          Workforce reduction.    In fiscal 2002, we reduced our worldwide workforce for which we recorded a charge of $1.5 million and $2.5 million for the three and six months ended June 30, 2002. As of June 30, 2003, all cash expenditures had been made related to this reduction.

          Consolidation of excess facilities.    In the three and six months ended June 30, 2002, we recorded a net restructuring benefit of $495,000 and charge of $2.9 million for the additional consolidation of excess facilities, which were included on the balance sheet in accrued restructuring expenses and long-term obligations. In the first quarter of fiscal 2002, our TTI subsidiary reduced its lease commitments for previously accrued excess space in its Texas facilities in exchange for a one-time payment of $835,000 to a landlord and a guarantee by us of TTI's rents owed through April 2003, the remainder of the revised lease term. As a result of this transaction, we recorded a restructuring benefit of $16.6 million in the first quarter of fiscal 2002. The remaining cash expenditures of $2.0 million at June 30, 2003 relating to the consolidation of excess facilities are expected to be paid through 2008.

        Interest Income (Expense), net.    Interest income consists of interest earned on our cash balances and marketable securities. Interest expense consists of interest incurred on a convertible subordinated note, equipment bank debt and capital lease arrangements. Interest income, net of interest expense, was $313,000 for the three months ended June 30, 2003, a decrease of $63,000 from $376,000 for the same period in fiscal 2002. Interest income, net of interest expense, was $564,000 for the six months ended June 30, 2003, a decrease of $265,000 from $829,000 for the same period in fiscal 2002. These decreases primarily reflect a reduction in interest rates, partially offset by an increase in our cash balances.

        Income Taxes.    No provision for income taxes has been recorded for the three and six months ended June 30, 2003 and 2002 due to accumulated net losses. We did not record any tax benefits relating to these losses or other tax benefits due to the uncertainty surrounding the realization of these future tax benefits.

Liquidity and Capital Resources

        At June 30, 2003, our principal sources of liquidity were our cash, cash equivalents and marketable securities that totaled $161.1 million. In April 2003, we completed a public offering of 20,000,000 shares of our common stock at a price of $3.05 per share resulting in net proceeds of $56.7 million after deducting offering expenses of $4.3 million.

        Our operating activities used net cash of $5.7 million for the six months ended June 30, 2003, as compared to $20.6 million for the same period in fiscal 2002. The decrease in net cash used primarily reflects a reduction in the net loss and an increase in deferred revenue, partially offset by increases in receivables and other current assets and a decrease in accrued expenses.

        Net cash provided by investing activities was $13.6 million for the six months ended June 30, 2003, as compared to $10.3 million for the same period in fiscal 2002. Net cash provided by investing activities for the six months ended June 30, 2003 primarily reflects net maturities of marketable securities of $15.0 million, partially offset by purchases of property and equipment of $1.5 million. Net cash provided by investing activities for the six months ended June 30, 2002 primarily reflects net maturities of marketable securities of $12.0 million, partially offset by purchases of property and equipment of $1.7 million. We have no current material commitments for capital expenditures but do expect to incur approximately $5.0 million in purchases during the next twelve months.

        We have a $10.0 million equipment line of credit and a $20.0 million working capital line of credit with a bank available through March 23, 2004. The lines of credit are collateralized by all of our assets, except intellectual property, and bear interest at the bank's prime rate. We are required to comply with various financial and restrictive covenants. As of June 30, 2003, we had $2.3 million outstanding under the equipment line of credit and are in compliance with all bank covenants.

        Net cash provided by financing activities was $57.0 million for the six months ended June 30, 2003, as compared to $2.0 million for the same period in fiscal 2002. The net cash provided in financing activities for the six months ended June 30, 2003 primarily resulted from the public offering of common stock completed in April 2003. The net cash provided by financing activities for the six months ended June 30, 2002 primarily resulted from the sale of common stock in connection with our employee stock purchase plan, partially offset by payments on our long-term obligations.

        The following summarizes our future contractual cash obligations as of June 30, 2003, in thousands:

	(six months) 2003	2004	2005	2006	2007	2008	Total
Capital lease obligations	$231	$190	$30	$—	$—	$—	$451
Equipment line of credit	595	1,153	651	—	—	—	2,399
Operating leases	1,493	1,183	388	195	204	213	3,676
Convertible subordinated note	238	475	475	10,238	—	—	11,426

Total contractual cash obligations	$2,557	$3,001	$1,544	$10,433	$204	$213	$17,952

        Based on our past performance and current expectations, we believe our current cash, cash equivalents, marketable securities and available bank financing will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. Although it is difficult to predict future liquidity requirements with certainty, the rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business and the resources we devote to developing our products. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, and for other general corporate activities. We may periodically review strategic and operational alternatives to improve our operating results and financial position. In this regard, we may consider, among other things, changes in our capital structure, adjustments to our capital expenditures and overall spending and the restructuring of our operations. We cannot assure you that we will be successful in implementing any new strategic or operational initiatives or, if implemented, that they will have the effect of improving our operating results and financial position. We may seek to sell additional equity or debt securities that could result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results.

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

        From our inception through the year 2000, the telecommunications market experienced rapid growth spurred by a number of factors including deregulation in the industry, entry of a large number of new emerging service providers, growth in data traffic and the availability of significant capital from the financial markets. Commencing in 2001 and continuing in 2002 and 2003, the telecommunications industry experienced a reversal of some of these trends, marked by a sharp contraction in the availability of capital, dramatic reductions in capital expenditures by service providers and financial difficulties and, in some cases, bankruptcies experienced by service providers. These conditions caused a substantial reduction in demand for telecommunications equipment, including our products.

        We expect the developments described above to continue to affect our business in the following manner:

  •
  our ability to accurately forecast revenues is diminished;

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

        A substantial portion of our revenues to date has been from emerging service providers. Several of our emerging service provider customers, including XO Communications and Global Crossing, who together contributed 30% of our total 2001 revenues and 15% of our total 2002 revenues, have experienced financial difficulties and have filed for bankruptcy or are in the process of restructuring their operations. While some of these customers are emerging from bankruptcy or restructuring their operations, our results could be materially and adversely affected if any present or future emerging service provider seeks to renegotiate existing contractual commitments, reduces its level of orders, delays or fails to pay our receivables, or fails to successfully and timely reorganize its operations including emerging from bankruptcy.

We expect that a majority of our revenues will be generated from a limited number of customers and we will not be successful if we do not grow our customer base.

        To date, we have shipped our products to a limited number of customers. We expect that in the foreseeable future, the majority of our revenues will continue to depend on sales of our products to a limited number of customers. Three, three and four customers each contributed more than 10% of our revenues for the six months ended June 30, 2003 and the years ended December 31, 2002 and 2001, which represented an aggregate of 61%, 42% and 67% of total revenues. Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by:

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

The market for voice infrastructure products for the new public network is evolving and our business will suffer if it does not develop as we expect.

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

        Many of our customers require that our products be designed to interface with their existing networks, each of which may have different specifications. Issues caused by an unanticipated lack of interoperability may result in significant warranty, support and repair costs, divert the attention of our engineering personnel from our hardware and software development efforts and cause significant customer relations problems. If our products do not interoperate with those of our customers' networks, installations could be delayed or orders for our products could be cancelled, which would seriously harm our gross margins and result in loss of revenues or customers.

We may not become profitable.

        We have incurred significant losses since inception and expect to continue to incur losses in the future. As of June 30, 2003, we had an accumulated deficit of $805.5 million and had only recognized cumulative revenues since inception of $324.9 million through June 30, 2003. We have not achieved profitability on a quarterly or annual basis. Our revenues may not grow and we may never generate sufficient revenues to achieve or sustain profitability.

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

        As with other telecommunications product suppliers, we may recognize a substantial portion of our revenue in a given quarter from sales booked and shipped in the last weeks of that quarter. As a result, a delay in customer orders is likely to result in a delay in shipments and recognition of revenues beyond the end of a given quarter, which would have a significant impact on our operating results for that quarter.

        Our operating expenses are largely fixed in the short-term and, as a result, a delay in generating or recognizing revenues for the reasons set forth above, or for any other reason, could cause significant variations in our operating results. If revenues for a particular quarter are below expectations, we may not be able to reduce operating expenses proportionally for the quarter. Any such revenue shortfall would, therefore, have a disproportionate effect on our expected operating results for the quarter.

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

        International revenues, primarily attributable to Asia and Europe, were 21% of our revenues for the six months ended June 30, 2003, and we intend to continue to expand our sales into international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues. We have limited experience marketing, distributing and supporting our products internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including:

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

        We are currently a defendant in two securities class action lawsuits that seek damages of indeterminate amounts. Litigation may be time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation is difficult to predict. An unfavorable resolution of any specific lawsuit could have a material adverse effect on our business, results of operations and financial condition.

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

        Some stockholders who acquired shares prior to our IPO or in connection with our acquisition of TTI hold a substantial number of shares of our common stock that have not yet been sold in the public market. Further, additional shares may become available for sale upon the conversion or redemption of Sonus' convertible subordinated note. Sales of a substantial number of shares of our common stock within a short period of time in the future could impair our ability to raise capital through the sale of additional debt or stock and/or cause our stock price to fall.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

        We do not currently use derivative financial instruments. We generally place our marketable security investments in high-quality credit instruments, primarily U.S. Government obligations and corporate obligations with contractual maturities of less than one year. We do not expect any material loss from our marketable security investments and, therefore, believe that our potential interest rate exposure is not material. We have no current material exposure to foreign currency rate fluctuations, though we will continue to evaluate the impact of foreign currency exchange risk on our results of operations as we expand internationally.

Item 4: Controls and Procedures

        (a)    Evaluation of disclosure controls and procedures.    Our chief executive officer and chief financial officer have reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are operating in an effective manner.

        (b)    Changes in internal control over financial reporting.    There was no change in our internal controls over financial reporting during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1: Legal Proceedings

        In November 2001, a purchaser of our common stock filed a complaint in the federal district court for the Southern District of New York against us, two of our officers and the lead underwriters alleging violations of the federal securities laws in connection with our initial public offering (IPO) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased our common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that our registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against us are asserted under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of the Securities Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against us, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, we, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against the individual defendants, including those Sonus officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including us, but denied the remainder of the motion as to the defendants. Accordingly, the case proceeded against us on the Section 11 claims. In June 2003, a special committee of our Board of Directors authorized us to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. The settlement contemplated by the Memorandum of Understanding is subject to a number of conditions including approval by the court. It remains uncertain whether and when the conditions will be met and the settlement will become final. We do not expect that the settlement contemplated by the Memorandum of Understanding would have a material impact on our business or financial results.

        Beginning in July 2002, several purchasers of our common stock filed complaints in federal district court for the District of Massachusetts against us, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (Class Action Complaints). The purchasers seek to represent a class of persons who purchased our common stock between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that we made false and misleading statements about our products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, we filed a motion to dismiss the Consolidated Amended Complaint on various grounds. The plaintiffs filed an opposition to the motion on June 6, 2003. We filed our reply on July 8, 2003. The parties have requested oral argument on the motion, but a date has not yet been set. We believe the claims in the Consolidated Amended Complaint are without merit and that we have substantial legal and factual defenses, which we intend to pursue vigorously.

Item 4: Submission of Matters to a Vote of Security Holders

        The 2003 Annual Meeting of Shareholders of Sonus Networks, Inc. was held on May 7, 2003 at the Westford Regency, 219 Littleton Road in Westford, Massachusetts 01886. Of the 205,155,049 shares outstanding as of March 14, 2003, the record date, 161,504,850 shares (79%) were present or represented by proxy at the meeting.

        Proposal No. 1: The table below presents the results of the election to our board of directors:

Nominee	Votes for	Withheld
Edward T. Anderson	153,502,555	8,002,295
Albert A. Notini	160,803,404	701,446

        The terms for board members Paul J. Ferri and Rubin Gruber expire in 2004; the terms for Hassan M. Ahmed and Paul J. Severino in 2005.

        Proposal No. 2: The table below presents the results of the ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2003:

Votes for	Against	Abstentions
151,220,040	10,114,507	170,302

Item 6: Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

Exhibit Number	Description
31.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K:

        Sonus furnished a Current Report on Form 8-K dated April 9, 2003 reporting under Item 9 (Regulation FD Disclosure) its actual financial results for the quarter ended March 31, 2003.

        Sonus filed a Current Report on Form 8-K dated April 22, 2003 reporting under Item 5 (Other Events and Regulation FD Disclosure) a public offering of 20,000,000 shares of its common stock pursuant to an effective registration statement on Form S-3.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2003	SONUS NETWORKS, INC.
	By:	/s/ STEPHEN J. NILL Stephen J. Nill Chief Financial Officer, Vice President of Finance and Administration and Treasurer (authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

SONUS NETWORKS, INC. FORM 10-Q QUARTER ENDED JUNE 30, 2003
TABLE OF CONTENTS
SONUS NETWORKS, INC. Condensed Consolidated Balance Sheets (In thousands, except share data)
SONUS NETWORKS, INC. Condensed Consolidated Statements of Operations (In thousands, except per share data) (unaudited)
SONUS NETWORKS, INC. Condensed Consolidated Statement of Stockholders' Equity
SONUS NETWORKS, INC. Condensed Consolidated Statements of Cash Flows (In thousands) (unaudited)
SONUS NETWORKS, INC. Notes to Condensed Consolidated Financial Statements (unaudited)
  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3: Quantitative and Qualitative Disclosures About Market Risk
  Item 4: Controls and Procedures
  PART II—OTHER INFORMATION
  Item 1: Legal Proceedings
  Item 4: Submission of Matters to a Vote of Security Holders
  Item 6: Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX