Form 10-Q
period 2003-09-30
SONUS NETWORKS INC
filed 2003-11-10
CIK 1105472

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

        As of October 31, 2003, there were 244,451,558 shares of $0.001 par value per share, common stock outstanding.

SONUS NETWORKS, INC.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2003

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

SONUS NETWORKS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$246,981	$50,307
Marketable securities	45,875	60,860
Accounts receivable, net	5,604	2,956
Inventories	12,333	10,776
Other current assets	6,313	3,806

Total current assets	317,106	128,705
Property and equipment, net	6,514	11,174
Purchased intangible assets, net	361	1,174
Other assets, net	339	480

	$324,320	$141,533

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,637	$4,142
Accrued expenses	32,923	33,379
Accrued restructuring expenses	845	3,143
Deferred revenue	34,036	29,235
Current portion of long-term obligations	1,329	1,606

Total current liabilities	72,770	71,505
Long-term obligations, less current portion	1,822	3,293
Convertible subordinated note	10,000	10,000
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 246,318,848 and 206,860,358 shares issued and 244,021,938 and 204,593,548 shares outstanding at September 30, 2003 and December 31, 2002	246	207
Capital in excess of par value	1,045,077	858,126
Accumulated deficit	(804,250)	(797,868)
Deferred compensation	(1,078)	(3,469)
Treasury stock, at cost; 2,296,910 and 2,266,810 common shares at September 30, 2003 and December 31, 2002	(267)	(261)

Total stockholders' equity	239,728	56,735

	$324,320	$141,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Product	$22,352	$3,256	$48,408	$34,864
Service	6,292	4,189	17,611	15,034

Total revenues	28,644	7,445	66,019	49,898
Cost of revenues (1):
Product	7,237	2,246	16,129	16,152
Service	3,810	2,501	9,876	8,418
Write-off (benefit) of inventory and purchase commitments	—	—	(735)	9,434

Total cost of revenues	11,047	4,747	25,270	34,004

Gross profit	17,597	2,698	40,749	15,894
Operating expenses:
Research and development (1)	7,984	9,685	23,931	36,525
Sales and marketing (1)	6,536	5,520	17,453	22,207
General and administrative (1)	999	2,445	3,267	5,601
Stock-based compensation	866	3,962	2,499	15,655
Amortization of purchased intangible assets	271	367	813	1,156
Write-off of goodwill	—	1,673	—	1,673
Restructuring charges (benefit), net	—	987	—	(10,141)

Total operating expenses	16,656	24,639	47,963	72,676

Income (loss) from operations	941	(21,941)	(7,214)	(56,782)
Interest expense	(128)	(163)	(406)	(438)
Interest income	396	466	1,238	1,570

Net income (loss)	$1,209	$(21,638)	$(6,382)	$(55,650)

Net income (loss) per share:
Basic	$0.01	$(0.11)	$(0.03)	$(0.30)

Diluted	$0.01	$(0.11)	$(0.03)	$(0.30)

Shares used in computing net income (loss) per share:
Basic	224,356	191,823	213,322	188,620

Diluted	239,446	191,823	213,322	188,620

(1)
Excludes non-cash, stock-based compensation expense as follows:

Cost of revenues	$11	$176	$34	$574
Research and development	260	2,147	914	8,498
Sales and marketing	499	1,338	1,205	5,010
General and administrative	96	301	346	1,573

	$866	$3,962	$2,499	$15,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statement of Stockholders' Equity

(In thousands, except share data)

(unaudited)

	Common Stock					Treasury Stock
			Capital in Excess of Par Value	Accumulated Deficit	Deferred Compensation			Total Stockholders' Equity
	Shares	Par Value				Shares	Cost
Balance, December 31, 2002	206,860,358	$207	$858,126	$(797,868)	$(3,469)	2,266,810	$(261)	$56,735
Issuance of common stock to public, net of issuance costs of $9,995 (Note 11(a))	37,000,000	37	182,718	—	—	—	—	182,755
Issuance of common stock in connection with employee stock purchase plan	1,085,750	1	965	—	—	—	—	966
Exercise of stock options	1,372,740	1	3,160	—	—	—	—	3,161
Repurchase of common stock	—	—	—	—	—	30,100	(6)	(6)
Amortization of deferred compensation	—	—	—	—	2,302	—	—	2,302
Compensation expense related to stock options issued to non-employees	—	—	197	—	—	—	—	197
Deferred compensation for terminated employees	—	—	(89)	—	89	—	—	—
Net loss	—	—	—	(6,382)	—	—	—	(6,382)

Balance, September 30, 2003	246,318,848	$246	$1,045,077	$(804,250)	$(1,078)	2,296,910	$(267)	$239,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(6,382)	$(55,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,581	12,047
Write-off of inventory	—	7,026
Stock-based compensation	2,499	15,655
Amortization of purchased intangible assets	813	1,156
Write-off of goodwill	—	1,673
Non-cash restructuring benefit	(735)	(16,557)
Changes in current assets and liabilities:
Accounts receivable	(2,648)	6,483
Inventories	(1,557)	2,412
Other current assets	(2,507)	496
Accounts payable	(505)	(5,402)
Accrued expenses	(2,707)	(2,937)
Deferred revenue	4,801	(2,408)

Net cash used in operating activities	(1,347)	(36,006)

Cash flows from investing activities:
Purchases of property and equipment	(2,898)	(2,435)
Maturities of marketable securities	19,682	35,631
Purchases of marketable securities	(4,697)	(22,032)
Other assets	118	(23)

Net cash provided by investing activities	12,205	11,141

Cash flows from financing activities:
Net proceeds from sale of common stock to public	182,755	—
Proceeds from sale of common stock in connection with employee stock purchase plan	966	2,843
Proceeds from exercise of stock options	3,161	108
Additions to long-term obligations	—	3,300
Payments of long-term obligations	(1,060)	(619)
Repurchase of common stock	(6)	(128)

Net cash provided by financing activities	185,816	5,504

Net increase (decrease) in cash and cash equivalents	196,674	(19,361)
Cash and cash equivalents, beginning of period	50,307	49,123

Cash and cash equivalents, end of period	$246,981	$29,762

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$288	$319

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

(2) Summary of Significant Accounting Policies

  (a) Basis of Presentation and Principles of Consolidation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Sonus and reflect all adjustments, consisting only of normal recurring adjustments that in the opinion of management are necessary for a fair statement of the results for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC), and omit or condense certain information and footnote disclosures pursuant to existing SEC rules and regulations. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the entire fiscal year. These statements should be read in conjunction with the consolidated financial statements and related footnotes included in Sonus' Annual Report on Form 10-K for the year ended December 31, 2002 filed with the SEC.

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

        For the nine months ended September 30, 2003 and 2002, three and two customers each contributed more than 10% of Sonus' revenues and collectively represented an aggregate of 59% and 43% of total revenues. As of September 30, 2003 and 2002, two and three customers each accounted for more than 10% of Sonus' accounts receivable balance. International revenues, primarily attributable to Asia and Europe, were 23% and 21% of total revenues for the nine months ended September 30, 2003 and 2002.

        Certain components and software licenses from third parties used in Sonus' products are procured from a single source. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus' delivery of products and thereby materially adversely affect Sonus' revenues and operating results.

  (d) Revenue Recognition

        Sonus recognizes revenues from product sales to end users, resellers and distributors upon shipment, provided there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of the related receivable is probable. If uncertainties exist, Sonus recognizes revenues when those uncertainties are resolved. In multiple element arrangements, in accordance with Statement of Position 97-2 and 98-9, Sonus uses the residual method when vendor-specific objective evidence does not exist for one of the delivered elements in the arrangement. Service revenues are recognized as the services are provided. Revenues from maintenance and support arrangements are recognized ratably over the term of the contract. Amounts collected prior to satisfying the revenue recognition criteria are reflected as deferred revenues. Warranty costs are estimated and recorded by Sonus at the time of product revenue recognition.

  (e) Stock-Based Compensation

        In October 1995, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 provides that companies may account for stock-based compensation under either the fair value-based method of accounting under SFAS No. 123 or the intrinsic value-based method provided by Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees. Sonus uses the intrinsic value-based method of APB No. 25 to account for all of its employee stock-based compensation plans and uses the fair value method of SFAS No. 123 to account for all non-employee stock-based compensation. SFAS No. 123, as amended by SFAS No. 148 (Note 2(i)), requires companies following APB No. 25 to make pro forma disclosure in the notes to the financial statements using the measurement provisions of SFAS No. 123.

        Sonus has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees and shares purchased under the 2000 Employee Stock Purchase Plan (ESPP) using the Black-Scholes option pricing model. The pro forma information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(in thousands, except per share data)
Net income (loss)—
As reported	$1,209	$(21,638)	$(6,382)	$(55,650)
Add stock-based compensation included in reported net income (loss)	866	3,962	2,499	15,655
Less total employee stock-based compensation under fair value method	(7,902)	(12,241)	(15,018)	(41,762)

Pro forma	$(5,827)	$(29,917)	$(18,901)	$(81,757)

Net income (loss) per share—
Basic as reported	$0.01	$(0.11)	$(0.03)	$(0.30)
Basic pro forma	(0.03)	(0.16)	(0.09)	(0.43)
Diluted as reported	0.01	(0.11)	(0.03)	(0.30)
Diluted pro forma	(0.03)	(0.16)	(0.09)	(0.43)

  (f) Comprehensive Income (Loss)

        The comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 does not differ from the reported net income (loss).

  (g) Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ materially from those estimates.

  (h) Net Income (Loss) Per Share

        Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of unrestricted common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of unrestricted common stock and dilutive potential common shares outstanding based on the average market price of Sonus' common stock (under the treasury stock method). Dilutive potential common shares consist of restricted common stock, common stock issuable upon the exercise of stock options, conversion of a convertible subordinated note and common shares issued in connection with Sonus' acquisition in January 2001 of telecom technologies, inc. (TTI) that were subject to the achievement of milestones and employee retention.

        The following table sets forth the computation of shares used in calculating net income (loss) per share, in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Weighted average common shares outstanding	227,344	204,663	217,893	204,250
Less weighted average restricted common shares outstanding	(2,988)	(12,840)	(4,571)	(15,630)

Shares used in basic per share calculation	224,356	191,823	213,322	188,620
Add effect of dilutive potential common shares	15,090	—	—	—

Shares used in dilutive per share calculation	239,446	191,823	213,322	188,620

        Excluded from the shares used in the calculations above are options to purchase shares of common stock and shares of common stock issuable upon conversion of a convertible subordinated note representing an aggregate of 13,901,000 and 23,170,000 shares as of September 30, 2003 and 2002, as their effects would have been anti-dilutive.

  (i) Recent Accounting Pronouncements

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The FIN No. 45 disclosure requirements are included in Note 6 to Sonus' unaudited condensed consolidated financial statements. The adoption of FIN No. 45 did not have any impact on Sonus' financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment to SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for employee stock-based compensation. These alternative methods will only impact Sonus if it voluntarily changes to the fair value-based method of accounting for employee stock-based compensation, which it currently does not intend to do. SFAS No. 148 also requires companies that account for employee stock-based compensation under the intrinsic value-based method to disclose additional footnote information in annual financial statements effective for fiscal years ending after December 15, 2002 and in financial statements for interim periods beginning after December 15, 2002. The requisite disclosure appears in Note 2(e) to Sonus' unaudited condensed consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN No. 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity's activities or that is entitled to receive a majority of the variable interest entity's residual returns or both. The provisions of FIN No. 46 were required to be adopted by Sonus for the first interim period beginning after June 15, 2003. The adoption of FIN No. 46 did not have any impact on Sonus' overall financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on Sonus' overall financial position or results of operations.

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

  2002 Restructuring Accrual

        The following table summarizes the activity during the nine months ended September 30, 2003 relating to Sonus' accrual for fiscal 2002 restructuring actions, in thousands:

	Dec. 31, 2002 Accrual Balance	Cash Payments	Adjustments	Sept. 30, 2003 Accrual Balance	Current Portion	Long-term Portion
Workforce reduction	$534	$(534)	$—	$—	$—	$—
Consolidation of facilities	2,286	(957)	—	1,329	484	845

Sub-total	2,820	(1,491)	—	1,329	484	845
Write-off (benefit) of purchase commitments	1,075	(260)	(735)	80	80	—

Total	$3,895	$(1,751)	$(735)	$1,409	$564	$845

        The remaining cash expenditures relating to the consolidation of excess facilities are expected to be paid through 2008. The remaining purchase commitment obligations are expected to be substantially paid by the end of fiscal 2003.

  (a) Workforce reduction

        The restructuring actions in fiscal 2002 included a reduction in Sonus' workforce. The affected employees were entitled to severance and other benefits for which Sonus recorded a charge of $4,947,000 in fiscal 2002, of which $1,487,000 and $4,000,000 were recorded in the three and nine months ended September 30, 2002. In addition, Sonus recorded non-cash, stock-based compensation expense of $1,467,000 for the nine months ended September 30, 2002 related to the write-off of deferred compensation associated with shares and options held by terminated employees.

  (b) Consolidation of excess facilities

        Sonus recorded a net restructuring benefit of $500,000 and a net charge of $2,416,000 for the three and nine months ended September 30, 2002 for the consolidation of excess facilities, which were included on the balance sheet in accrued restructuring expenses and long-term obligations. The accrual for the consolidation of excess facilities was determined assuming no sublease income.

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

  2001 Restructuring Accrual

        The following table summarizes the activity during the nine months ended September 30, 2003, relating to Sonus' accrual for fiscal 2001 restructuring actions, in thousands:

	Dec. 31, 2002 Accrual Balance	Cash Payments	Sept. 30, 2003 Accrual Balance	Current Portion	Long-term Portion
Consolidation of facilities and other charges	$574	$(293)	$281	$281	$—

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

(4) Write-off of Goodwill

        In accordance with SFAS No. 142, in response to unfavorable business conditions, Sonus re-evaluated the fair value of goodwill established in connection with its acquisitions of TTI and Linguatec in fiscal 2001 and, as a result, recorded an aggregate non-cash impairment charge of $1,673,000 in the third quarter of fiscal 2002 for the write-off of the remaining goodwill established in connection with those acquisitions.

(5) Inventories

        Inventories consist of the following, in thousands:

	September 30, 2003	December 31, 2002
Raw materials	$909	$691
Finished goods	11,424	10,085

	$12,333	$10,776

(6) Warranty Reserve

        Sonus accrues for the costs of warranties provided to its customers based on contractual rights and on the historical rate of claims and costs to provide warranty services. The following table summarizes the activity related to product warranty reserves, included in accrued expenses, during the nine months ended September 30, 2003, in thousands:

Balance at December 31, 2002	$4,685
Charges to costs and expenses	6,791
Deductions	(5,467)

Balance at September 30, 2003	$6,009

(7) Long-term Obligations

        Long-term obligations consist of capital leases, borrowings under an equipment line of credit with a bank (Note 8) and restructuring expenses (Note 3). Sonus assumed certain capital leases as part of the acquisition of TTI. The capital leases are due in monthly installments expiring at various dates through March 2005 and accrue interest at annual rates ranging from 3.6% to 14.4%. The future minimum annual payments under capital leases and amounts due for long-term obligations, as of September 30, 2003, are as follows, in thousands:

Capital Leases:
2003 (three months)	$83
2004	189
2005	30

Total minimum lease payments	302
Less amount representing interest	(13)

Present value of minimum payments	289
Borrowings under equipment line with bank	2,017
Long-term portion of restructuring expenses	845

Total long-term obligations	3,151
Less current portion	(1,329)

$1,822

        The future principal payments on long-term obligations, excluding the capital leases, as of September 30, 2003 are as follows: $275,000 in 2003 (three months); $1,147,000 in 2004; $828,000 in 2005; $195,000 in 2006; $204,000 in 2007; and $213,000 in 2008.

(8) Bank Agreement

        In January 2002, Sonus established a $10,000,000 equipment line of credit and a $20,000,000 working capital line of credit with a bank at the bank's prime rate. In March 2003, Sonus extended these existing lines of credit at the bank's prime rate (4.0% at September 30, 2003), through March 23, 2004. Amounts borrowed under the equipment line are repayable over a 36-month period. For both lines of credit, Sonus must comply with certain restrictive covenants, including maintaining certain minimum investment balances with the bank, a minimum tangible stockholders' equity of approximately

$131,000,000 as of September 30, 2003 and a quick ratio of 1.5 to 1.0, as defined in the credit agreement. Pursuant to the terms of the agreement, the minimum tangible stockholders' equity covenant increased by fifty percent (50%) of the amount of the additional equity financing received by Sonus in its 2003 public offerings. Under the agreement, all of Sonus' assets, except intellectual property, have been pledged as collateral. As of September 30, 2003, Sonus had $2,017,000 outstanding under the equipment line of credit and is in compliance with all bank covenants.

(9) Convertible Subordinated Note

        In May 2001, Sonus completed a private placement of an aggregate principal amount of $10,000,000 of a 4.75% convertible subordinated note, due May 1, 2006, with a customer. Interest payments are due semi-annually on May 1 and November 1 of each year through May 2006. The note may be converted by the holder into shares of Sonus' common stock at any time before its maturity or prior to its redemption or repurchase by Sonus. The conversion rate is 33.314 shares per each $1,000 principal amount of the note, subject to adjustment in certain circumstances. After May 1, 2004, Sonus has the option to redeem all or a portion of the note at 100% of the principal amount. Also, at any time if the market price of Sonus' common stock exceeds $60.04 per share for twenty trading days in any thirty trading-day period, Sonus may redeem the note through the issuance of shares of common stock or for cash. In the event of a change of control in Sonus, the holder at its option may require Sonus to redeem the note through the issuance of common stock or cash. Interest expense related to Sonus' convertible subordinated note was $119,000 for both the three months ended September 30, 2003 and 2002 and $357,000 for both the nine months ended September 30, 2003 and 2002.

(10) Commitments and Contingencies

  (a) Leases

        Sonus leases its facilities under operating leases, which expire through December 2008. Sonus is responsible for certain real estate taxes, utilities and maintenance costs under these leases.

        In October 2003, Sonus entered into a sublease agreement (Sublease) for a new corporate headquarters facility with rent commencing in April 2004 and extending through January 2007. The future minimum payments under operating lease arrangements as of September 30, 2003, including the new Sublease, are as follows: $1,949,000 in 2003 (three months); $1,693,000 in 2004; $1,068,000 in 2005; $876,000 in 2006; $261,000 in 2007; and $213,000 in 2008. The 2003 payment includes a rent prepayment in the amount of $1,250,000 due upon signing of the Sublease.

  (b) Pending Litigation

        In November 2001, a purchaser of Sonus' common stock filed a complaint in the federal district court for the Southern District of New York against Sonus, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with Sonus' initial public offering (IPO) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased Sonus' common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that Sonus' registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against Sonus are asserted under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of the Securities Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against Sonus, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, Sonus, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against the individual defendants, including those Sonus officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including Sonus, but denied the remainder of the motion as to the defendants. Accordingly, the case proceeded against Sonus on the Section 11 claims. In June 2003, a special committee of Sonus' Board of Directors authorized Sonus to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. The settlement contemplated by the Memorandum of Understanding is subject to a number of conditions including approval by the court. It remains uncertain whether and when the conditions will be met and the settlement will become final. Sonus does not expect that the settlement contemplated by the Memorandum of Understanding would have a material impact on Sonus' business or financial results.

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

(11) Stockholders' Equity

  (a) Public Offerings

        In September 2003, Sonus completed a public offering of 17,000,000 shares of its common stock at $7.75 per share, resulting in net proceeds of $126,025,000 after deducting offering costs of $5,725,000.

        In April 2003, Sonus completed a public offering of 20,000,000 shares of its common stock at $3.05 per share, resulting in net proceeds of $56,730,000 after deducting offering costs of $4,270,000.

  (b) 1997 Stock Incentive Plan

        On January 1 of each year, the aggregate number of shares of common stock available for issuance under the 1997 Stock Incentive Plan (Plan) shall increase by the lesser of (i) 5% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of September 30, 2003, 110,611,642 shares were authorized and 35,356,280 shares were available under the Plan for future issuance.

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

  (c) 2000 Employee Stock Purchase Plan

        On January 1 of each year, the aggregate number of shares of common stock available for purchase under the ESPP shall increase by the lesser of (i) 2% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of September 30, 2003, 15,444,657 shares were authorized and 12,138,327 shares were available under the ESPP for future issuance.

  (d) Stock-Based Compensation

        Stock-based compensation expenses include the amortization of deferred employee compensation and other equity-related expenses for non-employees.

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

        In connection with the TTI acquisition, Sonus recorded deferred stock-based compensation of $22,600,000 during the year ended December 31, 2001, related to the intrinsic value of unvested TTI stock options assumed by Sonus. This deferred compensation is recognized as an expense over the remaining vesting period of the underlying stock options of up to four years. Additionally, Sonus recorded $55,196,000 of deferred stock-based compensation on 3,000,000 shares awarded to TTI employees under the TTI 2000 Retention Plan, based on the fair value of the Sonus common stock on the closing date of the acquisition. This deferred compensation was fully expensed as of December 31, 2002.

        During the nine months ended September 30, 2003, Sonus issued stock options to non-employees to purchase 45,000 shares of common stock in consideration for services rendered. These options were fully vested at September 30, 2003 and were valued using the Black-Scholes option-pricing model. Sonus recorded stock-based compensation expense for non-employees of $197,000 for the three and nine months ended September 30, 2003.

        Sonus recorded employee stock-based compensation of $669,000 and $3,962,000 for the three months ended September 30, 2003 and 2002 and $2,302,000 and $15,655,000 for the nine months ended September 30, 2003 and 2002. As of September 30, 2003, Sonus expects to record approximately $3,300,000 and $516,000 in employee stock-based compensation expense for the years ending December 31, 2003 and 2004.

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

        For the three and nine months ended September 30, 2003, revenues were $28.6 million and $66.0 million, compared to $7.4 million and $49.9 million for the same periods in fiscal 2002. Revenues for the three and nine months ended September 30, 2003 reflected improvements in the markets we address.

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

        Since our inception, we have incurred significant losses and, as of September 30, 2003, had an accumulated deficit of $804.3 million. Although we achieved our first quarterly profit in the third quarter of fiscal 2003, we have not achieved profitability on an annual basis and may incur additional net losses in future quarters and years. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to maintain profitability.

Critical Accounting Policies and Estimates

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Management bases its estimates and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. On an on-going basis, we re-evaluate our estimates, including those related to allowance for doubtful accounts, inventory reserves, warranty obligations, restructuring accruals and loss contingencies. Actual results could differ materially from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our unaudited condensed consolidated financial statements.

        Revenue Recognition.    We recognize revenues from product sales to end users, resellers and distributors upon shipment, provided there are no uncertainties regarding acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of the related receivable is probable. If uncertainties exist, we recognize revenues when those uncertainties are resolved. In multiple element arrangements, in accordance with Statement of Position 97-2 and 98-9, we use the residual method when vendor-specific objective evidence does not exist for one of the delivered elements in the arrangement. Service revenues are recognized as the services are provided. Revenues from maintenance and support arrangements are recognized ratably over the term of the contract. Amounts collected prior to satisfying the revenue recognition criteria are reflected as deferred revenues.

        Allowance for Doubtful Accounts.    The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts. While we believe that our allowance for doubtful accounts is adequate and that the judgment applied is appropriate, if there is a deterioration of a major customer's creditworthiness or actual defaults are higher than our historical experience, the actual results could differ from these estimates.

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

Three and Nine Months Ended September 30, 2003 and 2002

        Revenues.    Revenues for the three and nine months ended September 30, 2003 and 2002 were as follows, in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Product	$22,352	$3,256	$48,408	$34,864
Service	6,292	4,189	17,611	15,034

Total revenues	$28,644	$7,445	$66,019	$49,898

        Product revenues comprise sales of our voice infrastructure products, including our GSX9000™ Open Services Switch, Insignus™ Softswitch, Sonus Insight™ Management System and related product offerings. Product revenues for the three and nine months ended September 30, 2003 increased 586% and 39% from the same periods in fiscal 2002. The higher revenues were the result of an increase in the sale of voice infrastructure products to telecommunications service providers.

        Service revenues primarily comprise hardware and software maintenance, network design, installation and other professional services. Service revenues for the three and nine months ended September 30, 2003 increased 50% and 17% from the same periods in fiscal 2002. The increases in service revenues were primarily due to an increase in maintenance revenue as a result of the growing installed customer base and the completion of significant professional services and installation projects.

        For the nine months ended September 30, 2003 and 2002, three and two customers each contributed more than 10% of our revenues, representing an aggregate of 59% and 43% of total revenues. International revenues, primarily to Asia and Europe, were 23% and 21% of revenues for the nine months ended September 30, 2003 and 2002.

        Cost of Revenues/Gross Profit.    Cost of revenues consists primarily of amounts paid to third-party manufacturers for purchased materials and services, manufacturing and professional services personnel and related costs, warranty costs and inventory obsolescence. Cost of revenues and gross profit as a percentage of revenues for the three and nine months ended September 30, 2003 and 2002 were as follows (in thousands, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Cost of revenues:
Product	$7,237	$2,246	$16,129	$16,152
Service	3,810	2,501	9,876	8,418
Write-off (benefit) of inventory and purchase commitments	—	—	(735)	9,434

Total cost of revenues	$11,047	$4,747	$25,270	$34,004

Gross profit (% of revenues):
Product	68%	31%	67%	54%
Service	39	40	44	44
Total gross profit including the impact of the write-off (benefit) of inventory and purchase commitments	61%	36%	62%	32%

        The increases in product gross profit as a percentage of product revenues were primarily due to a greater proportion of revenues of higher margin software and improved coverage of fixed costs due to higher overall revenues. Service gross profit was consistent for both the three and nine months ended September 30, 2003 to the comparable periods in fiscal 2002.

        During the nine months ended September 30, 2002, we recorded additional cost of revenues of $9.4 million, consisting of $7.0 million for the write-off of inventory determined to be excess and obsolete and $2.4 million for materials that were expected to be purchased from third-party contract manufacturers and suppliers under purchase commitments, but which were in excess of required quantities. In the first quarter of fiscal 2003, we entered into an agreement with a supplier, under which $735,000 of previously recorded purchase commitment obligations were forgiven.

        Our gross profit as a percentage of total revenues in a particular quarter is highly variable due to many factors such as our revenue volume; demand for our products and services; new product introductions and enhancements both by us and by our competitors; product service and support costs associated with initial deployment of our products in customers' networks; changes in our pricing policies and those of our competitors; write-off of any excess or obsolete inventory; unfavorable warranty experience; the mix of product configurations sold; geographic mix; the mix of sales channels through which our products and services are sold; and the volume of manufacturing and costs of manufacturing and components.

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel costs and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $8.0 million for the three months ended September 30, 2003, a decrease of $1.7 million, or 18%, from $9.7 million for the same period in fiscal 2002. Research and development expenses were $23.9 million for the nine months ended September 30, 2003, a decrease of $12.6 million, or 34%, from $36.5 million for the same period in fiscal 2002. These decreases primarily reflect a reduction in salaries and related expenses attributable to restructuring actions, reductions in consulting fees, prototype costs and depreciation expense. The decrease for the three months ended September 30, 2003 as compared to the same period in fiscal 2002 was partially offset by an increase in salary levels resulting from ending, in April 2003, a previously imposed temporary salary reduction. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success and we intend to continue to make substantial investments to enhance our products and technologies to meet the requirements of our customers and market. We believe that our research and development expenses for the fourth quarter of fiscal 2003 will increase modestly from the third quarter of fiscal 2003 primarily as a result of an increase in hiring due to the continuing expansion of our product line.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluations and other marketing expenses. Sales and marketing expenses were $6.5 million for the three months ended September 30, 2003, an increase of $1.0 million, or 18%, from $5.5 million for the same period in fiscal 2002. Sales and marketing expenses were $17.5 million for the nine months ended September 30, 2003, a decrease of $4.7 million, or 21%, from $22.2 million for the same period in fiscal 2002. The decrease for the nine months ended September 30, 2003 primarily reflects a reduction in salaries and related expenses attributable to restructuring actions and reductions in costs for customer evaluations, travel and entertainment and, to a lesser extent, trade show expenses. The increase for the three months ended September 30, 2003 as compared to the same period in fiscal 2002 was primarily due to an increase in salary levels resulting from ending, in April 2003, a previously imposed temporary salary reduction and increased commissions due to higher sales, partially off set by reductions in customer evaluation expense. We believe that our sales and marketing expenses for the fourth quarter of fiscal 2003 will increase modestly from the third quarter of fiscal 2003 primarily as a result of an increase in hiring due to the expansion of our international operations and forecasted higher commissions.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses were $1.0 million for the three months ended September 30, 2003, a decrease of $1.4 million, or 59%, from $2.4 million for the same period in fiscal 2002. General and administrative expenses were $3.3 million for the nine months ended September 30, 2003, a decrease of $2.3 million, or 42%, from $5.6 million for the same period in fiscal 2002. These decreases primarily reflect reductions in salaries and related expenses attributed to restructuring actions and, to a lesser extent, a reduction in professional fees and depreciation expenses. The decrease for the three months ended September 30, 2003 as compared to the same period in fiscal 2002 was partially offset by an increase in salary levels resulting from ending, in April 2003, a previously imposed temporary salary reduction. We believe that our general and administrative expenses for the fourth quarter of fiscal 2003 will increase modestly from the third quarter of fiscal 2003 primarily as a result of an increase in salary and related expenses.

        Stock-Based Compensation Expenses.    Stock-based compensation expenses include the amortization of stock compensation charges resulting from the granting of stock options, including those telecom technologies, inc. (TTI) stock options assumed by us, stock awards to TTI employees under the 2000 Retention Plan and the sales of restricted common stock. Stock-based compensation expenses were $866,000 for the three months ended September 30, 2003, a decrease of $3.1 million, or 78%, from $4.0 million for the same period in fiscal 2002. Stock-based compensation expenses were $2.5 million for the nine months ended September 30, 2003, a decrease of $13.2 million, or 84%, from $15.7 million for the same period in fiscal 2002. The decreases are primarily due to lowered deferred compensation balances resulting from write-offs made in connection with employee terminations and our offer to exchange certain employee stock options. As of September 30, 2003, we expect to record approximately $3.3 million and $516,000 in employee stock-based compensation expense for fiscal 2003 and fiscal 2004.

        On October 16, 2002, we commenced an offer to exchange (Exchange Offer) outstanding employee stock options for new stock options to be granted on a date that is at least six months and one day from the expiration date of the Exchange Offer. The Exchange Offer expired on November 22, 2002, and outstanding options to purchase approximately 8,800,000 shares of common stock were accepted for exchange and cancelled. On May 27, 2003, employees received an option to purchase one share of common stock for each share of common stock under the exchanged options at an exercise price of $4.08 per share, representing the fair market value of our common stock on the date of grant.

        Goodwill and Purchased Intangible Assets.    In fiscal 2001, we acquired certain intellectual property, in-process research and development and intangible assets in connection with our acquisitions of TTI and Linguateq. Amortization of purchased intangible assets was $271,000 for the three months ended September 30, 2003, a decrease of $96,000, or 26%, from $367,000 for the same period in fiscal 2002. Amortization of purchased intangible assets was $813,000 for the nine months ended September 30, 2003, a decrease of $343,000, or 30%, from $1.2 million for the same period in fiscal 2002. In the third quarter of fiscal 2002, in accordance with Statement of Financial Accounting Standards No. 142, in response to unfavorable business conditions, Sonus re-evaluated the fair value of its goodwill and as a result recorded a non-cash impairment charge of $1.7 million for the write-off of goodwill established in connection with the acquisitions of TTI and Linguatec. The decrease in amortization expenses is due to the write-off of this goodwill in fiscal 2002.

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

          Workforce reduction.    In fiscal 2002, we reduced our worldwide workforce for which we recorded a charge of $1.5 million and $4.0 million for the three and nine months ended September 30, 2002. As of September 30, 2003, all cash expenditures had been made related to this reduction.

          Consolidation of excess facilities.    For the three months ended September 30, 2002, we recorded a net restructuring benefit of $500,000. For the nine months ended September 30, 2002, we recorded a restructuring charge of $2.4 million for the additional consolidation of excess facilities, offset by a restructuring benefit of $16.6 million related to our TTI facility, which were included on the balance sheet in accrued restructuring expenses and long-term obligations. The TTI restructuring benefit in the first quarter of fiscal 2002 reduced our lease commitments for previously accrued excess space in our Texas facility in exchange for a one-time payment of $835,000 to a landlord and a guarantee by us of TTI's rents owed through April 2003, the remainder of the revised lease term. The remaining cash expenditures of $1.6 million at September 30, 2003 relating to the consolidation of excess facilities are expected to be paid through 2008.

        Interest Income (Expense), net.    Interest income consists of interest earned on our cash balances and marketable securities. Interest expense consists of interest incurred on a convertible subordinated note, equipment bank debt and capital lease arrangements. Interest income, net of interest expense, was $268,000 for the three months ended September 30, 2003, a decrease of $35,000 from $303,000 for the same period in fiscal 2002. Interest income, net of interest expense, was $832,000 for the nine months ended September 30, 2003, a decrease of $300,000 from $1.1 million for the same period in fiscal 2002. These decreases primarily reflect a reduction in interest rates, partially offset by an increase in our cash balances.

        Income Taxes.    No provision for income taxes has been recorded for the three and nine months ended September 30, 2003 and 2002 due to accumulated net losses. We did not record any tax benefits relating to these losses or other tax benefits due to the uncertainty surrounding the realization of these future tax benefits.

Liquidity and Capital Resources

        At September 30, 2003, our principal sources of liquidity were our cash, cash equivalents and marketable securities that totaled $292.9 million. In September 2003, we completed a public offering of 17,000,000 shares of our common stock at a price of $7.75 per share resulting in net proceeds of $126.0 million after deducting offering costs of $5.7 million. In April 2003, we completed a public offering of 20,000,000 shares of our common stock at a price of $3.05 per share, resulting in net proceeds of $56.7 million after deducting offering costs of $4.3 million.

        Our operating activities used net cash of $1.3 million for the nine months ended September 30, 2003, as compared to $36.0 million for the same period in fiscal 2002. The decrease in net cash used primarily reflects a reduction in the net loss and an increase in deferred revenue, partially offset by increases in receivables, inventory and other current assets and decreases in the reduction of accounts payable.

        Net cash provided by investing activities was $12.2 million for the nine months ended September 30, 2003, as compared to $11.1 million for the same period in fiscal 2002. Net cash provided by investing activities for the nine months ended September 30, 2003 primarily reflects net maturities of marketable securities of $15.0 million, partially offset by purchases of property and equipment of

$2.9 million. Net cash provided by investing activities for the nine months ended September 30, 2002 primarily reflects net maturities of marketable securities of $13.6 million, partially offset by purchases of property and equipment of $2.4 million. We have no current material commitments for capital expenditures but do expect to incur approximately $5-$8 million in purchases during the next twelve months.

        We have a $10.0 million equipment line of credit and a $20.0 million working capital line of credit with a bank available through March 23, 2004. The lines of credit are collateralized by all of our assets, except intellectual property, and bear interest at the bank's prime rate. We are required to comply with various financial and restrictive covenants. As of September 30, 2003, we had $2.0 million outstanding under the equipment line of credit and are in compliance with all bank covenants.

        Net cash provided by financing activities was $185.8 million for the nine months ended September 30, 2003, as compared to $5.5 million for the same period in fiscal 2002. The net cash provided by financing activities for the nine months ended September 30, 2003 primarily resulted from the public offerings of common stock completed in April and September 2003. The net cash provided by financing activities for the nine months ended September 30, 2002 primarily resulted from the sale of common stock in connection with our employee stock purchase plan and net borrowings on our bank equipment line of credit.

        The following summarizes our future contractual cash obligations as of September 30, 2003 including the Sublease, which was entered into in October 2003, for a new corporate headquarters facility, in thousands:

	(three months) 2003	2004	2005	2006	2007	2008	Total
Capital lease obligations	$83	$189	$30	$—	$—	$—	$302
Equipment line of credit	296	1,153	651	—	—	—	2,100
Operating leases	1,949	1,693	1,068	876	261	213	6,060
Convertible subordinated note	238	475	475	10,238	—	—	11,426

Total contractual cash obligations	$2,566	$3,510	$2,224	$11,114	$261	$213	$19,888

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

        From our inception through the year 2000, the telecommunications market experienced rapid growth spurred by a number of factors, including deregulation in the industry, entry of a large number of new emerging service providers, growth in data traffic and the availability of significant capital from the financial markets. Commencing in 2001 and continuing in 2002 and 2003, the telecommunications industry experienced a reversal of some of these trends, marked by a sharp contraction in the availability of capital, dramatic reductions in capital expenditures by service providers and financial difficulties and, in some cases, bankruptcies experienced by service providers. These conditions caused a substantial reduction in demand for telecommunications equipment, including our products.

        We expect the developments described above to continue to affect our business in the following manner:

  •
  our ability to accurately forecast revenues is diminished;

  •
  our revenues could be reduced; and

  •
  we may incur losses because a high percentage of our operating expenses are and will continue to be fixed in the short-term.

        Our business, operating results and financial condition could be materially and adversely impacted by any one or a combination of the above.

The weakened financial position of many emerging service providers has increased the unpredictability of our results.

        A substantial portion of our revenues to date has been from emerging service providers. Several of our emerging service provider customers, including XO Communications and Global Crossing, who together contributed 30% of our total 2001 revenues, 15% of our total 2002 revenues and 16% of our revenues for the first nine months of 2003, have experienced financial difficulties and have filed for bankruptcy or are in the process of restructuring their operations. While some of these customers are emerging from bankruptcy or restructuring their operations, our results could be materially and adversely affected if any present or future emerging service provider seeks to renegotiate existing contractual commitments, reduces its level of orders, delays or fails to pay our receivables, or fails to successfully and timely reorganize its operations including emerging from bankruptcy.

We expect that a majority of our revenues will be generated from a limited number of customers and we will not be successful if we do not grow our customer base.

        To date, we have shipped our products to a limited number of customers. We expect that in the foreseeable future, the majority of our revenues will continue to depend on sales of our products to a limited number of customers. Three, three and four customers each contributed more than 10% of our revenues for the nine months ended September 30, 2003 and the years ended December 31, 2002 and

2001, which represented an aggregate of 59%, 42% and 67% of total revenues. Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by:

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

We may not continue to be profitable.

        We have incurred significant losses since our inception and, as of September 30, 2003, had an accumulated deficit of $804.3 million. Although we achieved our first quarterly profit in the third quarter of fiscal 2003, we have not achieved profitability on an annual basis and may incur additional net losses in future quarters and years. Our revenues may not grow and we may not generate sufficient revenues to sustain profitability.

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

        Our operating expenses are largely fixed in the short-term and, as a result, a delay in generating or recognizing revenues for the reasons set forth above, or for any other reason, could cause significant variations in our operating results. If revenues for a particular quarter are below expectations, we may not be able to reduce operating expenses proportionally for the quarter. Any such revenue shortfall would, therefore, have a disproportionate effect on our operating results for the quarter.

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

        International revenues, primarily attributable to Asia and Europe, were 23% of our revenues for the nine months ended September 30, 2003, and we intend to continue to expand our sales into international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues. We have limited experience marketing, distributing and supporting our products internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including:

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

If we fail to compete successfully, our ability to increase our revenues or maintain profitability will be impaired.

        Competition in the telecommunications market is intense. This market has historically been dominated by large companies, such as Lucent Technologies and Nortel Networks, both of which are our direct competitors. We also face competition from other large telecommunications and networking companies, including Cisco Systems, some of which have entered our market by acquiring companies that design and sell competing products. In addition, several smaller and mostly private companies have announced products that target market opportunities similar to those we address. Because this market is rapidly evolving, additional competitors with significant financial resources may enter these markets and further intensify competition.

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

        If we are unable to compete successfully against our current and future competitors, we could experience price reductions, order cancellations, loss of customers and revenues and reduced gross profit margins.

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

        In April and September 2003, we completed public offerings of 20,000,000 and 17,000,000 shares of our common stock resulting in the dilution of our existing investors' percentage ownership of our common stock. In the future, we may seek to raise additional funds through public or private debt or equity financings in order to:

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

        The market for technology stocks in general, and our common stock in particular, has been and will likely continue to be extremely volatile. The following factors could cause the market price of our common stock to fluctuate significantly:

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

Item 4: Controls and Procedures

        (a)    Evaluation of disclosure controls and procedures.    Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        (b)    Changes in internal control over financial reporting.    There was no change in our internal control over financial reporting (as defined in Rules 240.13a-15(f) and 15d-15(f) of the Exchange Act) during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
  (b)
  Reports on Form 8-K:

        Sonus furnished a Current Report on Form 8-K dated July 10, 2003 reporting under Item 9 (Regulation FD Disclosure) its actual financial results for the quarter ended June 30, 2003.

        Sonus filed a Current Report on Form 8-K dated September 23, 2003 reporting under Item 5 (Other Events and Regulation FD Disclosure) a public offering of 17,000,000 shares of its common stock pursuant to an effective registration statement on Form S-3.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November , 2003	SONUS NETWORKS, INC.
	By:	/s/ STEPHEN J. NILL Stephen J. Nill Chief Financial Officer, Vice President of Finance and Administration and Treasurer (authorized officer and principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

TABLE OF CONTENTS
SONUS NETWORKS, INC. Condensed Consolidated Balance Sheets (In thousands, except share and per share data)
SONUS NETWORKS, INC. Condensed Consolidated Statements of Operations (In thousands, except per share data) (unaudited)
SONUS NETWORKS, INC. Condensed Consolidated Statement of Stockholders' Equity
SONUS NETWORKS, INC. Condensed Consolidated Statements of Cash Flows (In thousands) (unaudited)
SONUS NETWORKS, INC. Notes to Condensed Consolidated Financial Statements (unaudited)
  Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3: Quantitative and Qualitative Disclosures About Market Risk
  Item 4: Controls and Procedures
  PART II—OTHER INFORMATION
  Item 1: Legal Proceedings
  Item 6: Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX