Form 10-K
period 2003-12-31
SONUS NETWORKS INC
filed 2004-03-15
CIK 1105472

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

Commission File Number 000-30229

SONUS NETWORKS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	04-3387074
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

250 Apollo Drive, Chelmsford, Massachusetts 01824
(Address of principal executive offices, including zip code)

(978) 614-8100
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

        The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $869,240,000 based on the closing price for the Common Stock on the NASDAQ National Market on June 30, 2003. As of January 31, 2004, there were 245,520,956 shares of $0.001 par value per share, common stock, outstanding.

        Pursuant to Rule 12b-25, this Form 10-K does not include disclosures for Items 6, 7, 8 and 9A. These items and the complete certifications by the chief executive officer and chief financial officer pursuant to Rule 13a-14 will be filed by amendment.

DOCUMENTS INCORPORATED BY REFERENCE

        Information required in Items 10-14 is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2004 Annual Meeting of Shareholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2003.

PART I

ITEM 1. BUSINESS.

        This Form 10-K, as well as all other reports filed with or furnished to the Securities and Exchange Commission (SEC), are available free of charge through our Internet site (http://www.sonusnet.com) as soon as practicable after we electronically file such material with, or furnish it to, the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Overview

        We are a leading provider of voice infrastructure solutions for the new public network. Our products are a new generation of carrier-class switching equipment and software that enable voice services to be delivered over packet-based networks. Our target customers include new and established communications service providers, including long distance carriers, local exchange carriers, Internet service providers, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers. Many of these carriers have been building packet-based networks to support the dramatic growth in data traffic resulting from Internet use. Packet-based networks, which transport traffic in small bundles, or "packets," offer a significantly more flexible, cost-effective and efficient means for providing communications services than existing circuit-based networks, designed years ago to primarily deliver telephone calls. By enabling voice traffic to be carried over these packet-based networks, our products will accelerate the convergence of voice and data into the new public network.

        Our suite of voice infrastructure solutions includes the GSX9000™ Open Services Switch, the Insignus™ Softswitch and the Sonus Insight™ Management System. Our products, designed for deployment as the foundation of a service provider's network, can significantly reduce the cost to build and operate voice services compared to traditional alternatives. Moreover, our products offer a powerful and open platform for service providers to increase their revenues through the creation and delivery of new and innovative voice and data services. Our switching equipment and software can be rapidly and easily deployed, and readily expanded to accommodate growth in traffic volumes. Our products also interoperate with service providers' existing telephone infrastructure, allowing them to preserve the investment in their current networks. Designed for the largest telephone networks in the world, our products offer the reliability and voice quality that have been hallmarks of the public telephone network for decades.

        We have been recognized by three market research firms as the worldwide market share leader in several key segments of the carrier-class packet voice infrastructure equipment market. Our announced customers include many of the world's major service providers: Alestra (Mexico), America Online, AT&T, BellSouth Corporation, China Netcom, Fusion Communications (Japan), Global Crossing, IDT Corp., Level 3 Communications, NTT Communications, Qwest Communications, SOFTBANK BB, Time Warner Telecom, T-Systems International (a division of Deutsche Telekom Group) and Verizon Communications. We sell our products principally through a direct sales force and, in some markets, through distributors and resellers. We also collaborate with our customers to identify and develop new advanced services and applications that they can offer to their customers.

        In 2003, the challenging business environment in the telecommunications industry continued to affect the spending by service providers for products such as those we offer. While it remains uncertain as to the speed and extent of the adoption of carrier packet voice infrastructure products by large carriers, we believe that over time the market opportunity for packet voice solutions is substantial.

Synergy Research Group projects that the market for service provider voice over Internet protocol equipment and software will grow to approximately $2.7 billion in 2006. Our objective is to capitalize on our early technology and market lead and build the premier franchise in voice infrastructure solutions for the new public network. The following are key elements of our strategy:

  •
  leverage our technology leadership to achieve key service provider design wins;

  •
  continue to extend our technology platform from the core of the network to the access edge;

  •
  expand and broaden our customer base by targeting specific market segments;

  •
  expand our global sales, marketing, support and distribution capabilities;

  •
  grow our base of software applications and development partners;

  •
  actively contribute to the standards definition and adoption process; and

  •
  pursue strategic acquisitions and alliances.

Industry Background

        The public telephone network is an integral part of our everyday lives. For most of its 100-year history, the telephone industry has been heavily regulated, which has slowed the evolution of its underlying circuit-switching technologies and limited innovation in service offerings and the pricing of telephone services. Two global forces—deregulation and the expansion of the Internet—are revolutionizing the public telephone network worldwide.

        Deregulation of the telephone industry accelerated with the passage of the Telecommunications Act of 1996. The barriers that once restricted service providers to a specific geography or service offering, such as local or long distance, are disappearing. The opportunity created by opening up the telephone services market has encouraged new participants to enter the market and incumbent service providers to expand into new markets, both domestically as well as internationally. For example, certain incumbent regional service providers are receiving regulatory approval from the Federal Communications Commission allowing them to offer long-distance telephone service to in-region consumers and businesses. Some of these carriers may build-out their own long distance networks creating an opportunity for next generation, packet-voice solutions.

        Competition between new players and incumbents is driving down service prices. With limited ability to reduce the cost structure of the public telephone network, profit margins for traditional telephone services are eroding. In response, service providers are seeking new, creative and differentiated services as a means to increase revenues and as an opportunity to reduce costs.

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

The need for, and benefits of, combining voice and data networks

        We believe significant opportunities exist in uniting these separate, parallel networks into a new integrated public network capable of transporting both voice and data traffic. Enormous potential savings can be realized by eliminating redundant or overlapping equipment purchases and reducing network operating costs. Also, combining traditional voice services with Internet or Web-based services in a single network is expected to enable new and powerful high-margin, revenue-generating service offerings such as voice virtual private networks (voice VPNs), one-number/follow-me services, unified messaging, conferencing, prepaid and postpaid card services and sophisticated call centers and other services.

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

        Early attempts to develop new technologies to carry voice traffic over packet networks have included voice over Internet protocol, or VoIP, systems using a personal computer platform and devices that added VoIP capability to existing data devices such as remote access servers. While demonstrating the viability of transmitting voice over packet technology, these approaches fell far short of the quality, reliability and scalability required by the public telephone network.

        The early VoIP systems also lacked the ability to interoperate with the signaling infrastructure of the circuit-switched network. Without this signaling capability, VoIP applications cannot provide the consistent "look, sound and feel" of traditional telephone calls and are not well-suited to more complex applications such as voicemail, unified messaging and other value-added services.

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

Requirements for voice infrastructure products for the new public network

        Users demand high levels of quality and reliability from the public telephone network and service providers require a cost-efficient network that enables new revenue-generating services. As a result, carrier packet voice infrastructure products must satisfy the following requirements:

        Carrier-class performance.    Because they operate complex, mission-critical networks, service providers have clear infrastructure requirements. These include extremely high reliability, quality and interoperability. For example, service providers typically require equipment that complies with their 99.999% availability standard.

        Compatibility with standards and existing infrastructure.    New infrastructure equipment and software must support the full range of telephone network standards, including signaling protocols such as SS7 or ISDN and international signaling variants, and various physical interfaces such as T1 and E1. It must also support data networking protocols such as Internet protocol, or IP, and asynchronous transfer mode, or ATM, as well as telphony protocols such as SIP, SIP-T, MGCP, Megaco (H.248) and H.323. Infrastructure solutions must also seamlessly integrate with service providers' existing operations support systems.

        Scalability and density.    Carrier voice infrastructure solutions face challenging scalability requirements. Service providers' central offices typically support tens or even hundreds of thousands of simultaneous calls. In order to be economically attractive, the new infrastructure must compare favorably with existing networks in terms of cost per port, space occupied, power consumption and cooling requirements.

        Intelligent software in an open and flexible platform.    The architecture of packet voice infrastructure solutions decouples the capabilities of traditional circuit-switching equipment into robust hardware elements and highly intelligent software platforms that provide control, signaling and service creation capabilities. This approach will transform the closed, proprietary circuit-switched public telephone network into a flexible, open environment accessible to a wide range of software developers. Service providers and third-party vendors will be able to develop and implement new applications independent of switch vendors. Moreover, the proliferation of independent software providers promises to drive the creation of innovative voice and data services that could expand service provider revenues.

        Simple and rapid installation, deployment and support.    Infrastructure solutions must be easy to install, deploy, configure and manage. These attributes will enable rapid growth and effective management of dynamic and complex service provider networks.

The Sonus Solution

        We develop, market and sell a comprehensive suite of voice infrastructure products purpose-built for the deployment and management of voice and data services over carrier packet networks. The Sonus solution consists of the following carrier-class products:

  •
  GSX9000 Open Services Switch;

  •
  Insignus Softswitch; and

  •
  Sonus Insight Management System.

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

  •
  call management standards including SIP, SIP-T, MGCP, Megaco (H.248) and H.323 and others;

  •
  voice coding standards such as G.711 and echo cancellation standard G.168; and

  •
  all common interfaces, including T1, T3, E1 and optical interfaces.

        The Sonus solution is designed to interface with legacy circuit-switching equipment, supporting the transparent flow of calls and other information between the circuit and packet networks. As a result, our products allow service providers to migrate to a new packet voice infrastructure, while preserving their significant legacy infrastructure investments.

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

The Sonus Strategy

        Our objective is to capitalize on our early technology and market lead and build the premier franchise in carrier voice infrastructure solutions for wireline and wireless carriers. The following are key elements of our strategy:

        Leverage our technology leadership to achieve key service provider design wins.    As the first company to provide voice infrastructure products for the new public network, we have achieved key design wins with market-leading service providers as they develop the architecture for their new voice networks. We expect service providers to select vendors that provide leading technology and the ability to maintain that technology leadership. Our equipment is an integral part of the network architecture and achieving design wins will enable us to expand our business as these networks are deployed. We have been awarded projects by major service providers, including Alestra (Mexico), America Online, AT&T,

BellSouth Corporation, China Netcom, Fusion Communications (Japan), Global Crossing, IDT Corp., Level 3 Communications, NTT Communications, SOFTBANK BB, Qwest Communications, Time Warner Telecom, T-Systems International (a division of Deutsche Telekom Group) and Verizon Communications. Furthermore, by working closely with our customers as they deploy these networks, we gain valuable knowledge regarding their requirements, positioning us to develop product enhancements and extensions that address evolving service provider needs.

        Extend our technology platform from the core of the network to the access edge.    Our robust and sophisticated technology platform has been designed to operate at the heart of the largest networks in the world. From this fundamental position in the trunking infrastructure, we are extending our reach by moving outward to the access segments of the network. We support multiple carrier applications in a single platform. These applications include long distance/international calling, tandem switching, network border switching, Internet call diversion, business PBX access, residential access, H.323 termination, direct voice over broadband and enhanced services. This approach will allow our customers to design and execute a coordinated migration and expansion strategy as they build entirely new networks or transition from their legacy circuit-switched infrastructure.

        Expand and broaden our customer base by targeting specific market segments, such as wireless operators.    We plan to leverage our early success to penetrate new customer segments. We believe new and incumbent service providers will build out their packet voice infrastructures at different rates. The next-generation service providers, who are relatively unencumbered by legacy equipment, have been among the initial purchasers of our equipment and software. Other newer entrants, including wireless operators, cable operators and Internet service providers, or ISPs, have also been early adopters of our products. Incumbents, including interexchange carriers, or IXCs, Regional Bell Operating Companies, or RBOCs, and international PTTs are also adopting packet voice technologies over time.

        Expand our global sales, marketing, support and distribution capabilities.    Becoming the primary supplier of carrier packet voice infrastructure solutions will require a strong worldwide presence. We are broadening our sales, marketing, support and distribution capabilities to address this need. We have established offices throughout the United States, in China, India, Japan, Malaysia, Singapore, Germany and France, and in the United Kingdom. In addition, we plan to augment our global direct sales effort with international distribution partners. As a carrier-class solution provider, we are making a significant investment in professional services and customer support.

        Grow our base of software applications and development partners.    We have established and promote a partner program, the Open Services Partner Alliance, or OSPA, which brings together a broad range of development partners to provide our customers with a variety of advanced services, application options and interoperability testing. Our OSPA partners include application developers such as Pactolus Communication Software, Sylantro Systems, Iperia, BayPackets, BroadSoft, and infrastructure suppliers such as Juniper Networks and Riverstone Networks.

        Actively contribute to the standards definition and adoption process.    To advance our technology and market leadership, we will continue to actively lead and contribute to standards bodies such as the International Packet Communications Consortium, the Internet Engineering Task Force and the International Telecommunications Union. The definition of standards for carrier packet voice infrastructure is in an early stage and we intend to drive these standards to meet the requirements for an open, accessible, scalable and powerful new public network infrastructure.

        Pursue strategic acquisitions and alliances.    We intend to expand our products and services through selected acquisitions and alliances. These may include acquisitions of complementary products, technologies and businesses that further enhance our technology leadership or product breadth. We also believe that teaming with companies providing complementary products or services will enable us to bring greater value to our customers and extend our lead over potential competitors.

Sonus Products

GSX9000 Open Services Switch

        The Sonus GSX9000 Open Services Switch enables voice traffic to be transported over packet networks. Its carrier-class hardware, which is NEBS Level 3 compliant and designed to provide 99.999% availability with no single point of failure, offers optional full redundancy and full hot-swap capability. It is powered from -48VDC sources standard in central offices and attaches to the central office timing network. The basic building block of a GSX9000 is a shelf. Each shelf is 28" high, mounts in a standard 19" or 23" rack and provides 16 slots for server and adapter modules. The first two slots are reserved for management modules, while the other 14 slots may be used for any mix of other module types. It supports the following interfaces:

• T1; • T3; • E1; • OC3; • 100BaseT; • 1000BaseT; and • OC12c/STM-4.

        The GSX9000 is designed to deliver voice quality equal, or superior, to that of the legacy circuit-switched public network. It is designed to support the multiple encoding schemes used in circuit switches such as G.711 and delivers a number of other voice compression algorithms. It also is designed to provide world-class echo cancellation, conforming to the latest G.168 standard, on every circuit port. It automatically disables echo cancellation when it detects a modem signal. The GSX9000 is also designed to minimize delay, further enhancing perceived voice quality. The GSX9000 scales to the very large configurations required by major service providers. A single GSX9000 shelf can support up to 22,000 simultaneous calls. A single GSX9000, consisting of multiple shelves, can support 100,000 or more simultaneous calls. The GSX9000 is designed to operate with our Insignus Softswitch and with softswitches and network products offered by other vendors.

Insignus Softswitch

        Softswitches provide the network intelligence in next-generation networks, including call control, signaling, core network routing and a management foundation. Our Insignus Softswitch is based on a modular architecture that is designed for high performance and scalability, as well as interoperability with third-party gateways, devices and services. The Insignus Softswitch includes the following functionality:

  •
  call control and signaling;

  •
  service selection and routing;

  •
  line-side endpoint control and services for both residential and enterprise markets;

  •
  local calling features and regulatory requirements such as emergency services routing;

  •
  a gateway between existing SS7/C7 signaling networks and the packet network; and

  •
  network border switching.

        The Insignus Softswitch functions can be deployed on the same or separate platforms, and can be configured in either a centralized or distributed manner, based on a service provider's network requirements. This high level of flexibility allows service providers to precisely allocate functionality and processing performance, avoiding the cost of unused resources. Service providers can also deploy additional Insignus modules as their requirements change. For instance, a service provider deploying the functions for a long distance application might require only service selection routing and SS7 connectivity. As the service provider moves into the local market, it can add line-side endpoint control to deliver access services on the same platform. The Insignus Softswitch can scale from the smallest single point of presence to the largest global networks.

        The Insignus Softswitch supports industry-standard protocols such as SIP, H.323 and MGCP, using them for interaction with third-party products, for communication among components of the Open Services Architecture and for communications between carrier networks. The Insignus Softswitch supports a large number of international SS7/C7 variants, for both call signaling and interaction with legacy intelligent network, or IN, and advanced intelligent network, or AIN, services.

        The Insignus Softswitch is deployed on industry-standard, NEBS-compliant computing platforms. The Insignus Softswitch supports redundancy, providing carrier-class reliability. In fully redundant configurations, there is no loss of active calls during switchover for any hardware and software component.

        We believe that in addition to traditional voice services, our Insignus Softswitch will enable service providers to offer differentiated, value-added features and services developed by us, by application software developers, system integrators or service providers themselves, including:

  •
  one-number/follow-me services, which route a subscriber's phone services to any location;

  •
  unified messaging that integrates telephone services, email and Web applications, and allows subscribers to have a unified mailbox for email, voicemail and message filtering;

  •
  conference calling across the Internet and multimedia conferencing;

  •
  Prepaid and postpaid calling cards;

  •
  Internet-enabled call centers;

  •
  Voice VPNs; and

  •
  Internet content delivered with voice.

Sonus Insight Management System

        Sonus Insight is a complete, web-based management system designed to simplify the operation of carrier-class packet voice networks. Sonus Insight includes the Element Management System, or EMS, and the DataStream Integrator, or DSI, the Subscriber Management System, or SMS, the Network Traffic Manager, or NTM, and the Sonus Insight Developer's Kit, that together provide comprehensive configuration, provisioning, security, alarm reporting, performance data and billing mediation capabilities. Sonus Insight seamlessly integrates with service providers' existing back-office systems, and offers many tools that enhance and consolidate key management functions, allowing service providers to streamline many of today's labor-intensive processes. Sonus Insight scales to support hundreds of switches and concurrent users, and is based on industry standards and protocols to facilitate management from any location worldwide.

Customer Support and Professional Services

        We believe our comprehensive SonusCARE technical customer support and professional services capabilities are an important element of our solution for customers. SonusCARE covers the full network lifecycle: planning; design; installation; and operations. We help our customers create or revise their business plans and design their networks and also provide the following:

  •
  turnkey network installation services;

  •
  system integration and testing;

  •
  24-hour technical support; and

  •
  educational services to customer personnel on the installation, operation and maintenance of our equipment.

        We have established technical assistance centers in Chelmsford, Massachusetts and in the United Kingdom. The technical assistance centers provide customers with around-the-clock technical support, as well as periodic updates to our software and product documentation. We offer our customers a variety of service plans.

        A key differentiator of our support activities is our professional services group, many members of which hold advanced technical degrees in electrical engineering or related disciplines. We offer a broad range of professional services, including sophisticated network deployment, assistance with logistics and project management support. We also maintain a customer support laboratory in which customers can test the utility of our products for their specific applications and in which they can gain an understanding of the applications enabled by the converged network. Our approach to professional services is designed to ensure that our products are integrated into our customers' networks to meet their specific needs and that these customers realize the maximum value from their networking technology investments. As of December 31, 2003, our customer support and professional services organization consisted of 99 employees.

Customers

        Our target customer base includes long distance carriers, local exchange carriers, ISPs, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers. We have shipped products to customers including: Alestra (Mexico), America Online, AT&T, BellSouth Corporation, China Netcom, Fusion Communications (Japan), Global Crossing, IDT Corp., Level 3 Communications, NTT Communications, Qwest Communications, SOFTBANK BB, Time Warner Telecom, T-Systems International (a division of Deutsche Telekom Group) and Verizon Communications. As a result of the current challenging business environment in the telecommunications industry, many service providers, including some of our customers, have experienced financial difficulties, and some are in the process of restructuring their businesses or have filed or recently emerged from bankruptcy.

Sales and Marketing

        We sell our products principally through a direct sales force and, in some markets, through distributors and resellers, such as AsiaInfo Holdings, Inc. (China), Commuture (Japan), Compta (Portugal), IBIL (Malaysia), Nissho Electronics Corporation (Japan), PT Abhimata Citra Abadi (Indonesia), Samsung Corporation (Korea), Sumitomo Corporation (Japan), UpTechnology (China) and Welltech Computer Corporation (Taiwan). In February 2004, we established an original equipment manufacturer relationship with Motorola, Inc., whereby the GSX 9000 has been integrated with the Motorola SoftSwitch, creating a next generation switching platform for wireless carriers around the world. We intend to establish additional relationships with selected original equipment manufacturers and other marketing partners in order to serve particular markets or geographies and provide our customers with opportunities to purchase our products in combination with related services and products.

        As of December 31, 2003, our sales and marketing organization consisted of 72 employees, of whom 17 were located in our corporate headquarters and 55 were located in sales and support offices in the United States and around the world.

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

        We have assembled a team of highly skilled engineers with significant telecommunications and networking industry experience. Our engineers have experience in, and have been drawn from, leading computer data networking, telecommunications and multimedia companies. As of December 31, 2003, we had 189 employees responsible for research and development, of which 173 were software and quality assurance engineers and 16 were hardware engineers. Our engineering effort is focused on new applications and network access features, new network interfaces, improved scalability, interoperability, quality, reliability and next generation technologies. We currently maintain United States research and development offices in Massachusetts, New Jersey, Texas and Virginia and have an office in the United Kingdom. We have made, and intend to continue to make, a substantial investment in research and development.

Competition

        The market for carrier packet voice infrastructure solutions is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future. Our primary sources of competition include vendors of networking and telecommunications equipment, such as Cisco Systems, Lucent Technologies, Nortel Networks and Siemens. Some of our competitors have significantly greater financial resources than we do and are able to devote greater resources to the development, promotion, sale and support of their products. In addition, these competitors have more extensive customer bases and broader customer relationships than we do, including relationships with our potential customers. Other smaller and mostly private companies are also focusing on similar market opportunities.

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

Intellectual Property

        Our success and ability to compete are dependent on our ability to develop and maintain our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We presently hold four U.S. patents, and have nine patent applications pending in the United States. In addition, we have sixteen patent applications pending abroad. We cannot be certain that additional patents will be granted based on these pending applications. We seek to protect our intellectual property by:

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

Manufacturing

        Currently, we outsource the manufacturing of our products. Our contract manufacturers provide comprehensive manufacturing services, including assembly of our products and procurement of materials on our behalf. We perform final test and assembly at our facility to ensure that we meet our internal and external quality standards. We believe that outsourcing our manufacturing will enable us to conserve working capital, better adjust manufacturing volumes to meet changes in demand and more quickly deliver products. At present, we purchase products from our outside contract manufacturers on a purchase order basis. We may not be able to enter into long-term contracts with outside manufacturers on terms acceptable to us, if at all. If we do enter into long-term contracts without outside manufacturers and our purchase requirements change, we may have excess inventory, which would increase our costs. As of December 31, 2003, we had 17 employees responsible for manufacturing, purchasing, final testing and assembly.

Employees

        As of December 31, 2003, we had a total of 401 employees, including 189 in research and development, 72 in sales and marketing, 99 in customer support and professional services, 17 in manufacturing and 24 in finance and administration. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

ITEM 2. PROPERTIES.

        In February 2004 we relocated our headquarters to a leased facility in Chelmsford, Massachusetts, consisting of 144,000 square feet under a sublease that expires in January 2007. We have additional facilities in Westford, Massachusetts, consisting of 87,000 square feet under a sublease that expires in

March 2004, in Littleton, Massachusetts, consisting of 33,000 square feet under a sublease that expires in May 2004 and 9,000 square feet under a sublease that expires in December 2008, and in Richardson, Texas, consisting of 16,000 square feet under a lease expiring in October 2005. We also lease short-term office space in Colorado, New Jersey, Virginia, China, France, India, Japan, Malaysia, Singapore and the United Kingdom. We believe our existing facilities are adequate for our current needs and that suitable additional space will be available as needed.

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

        Beginning in July 2002, several purchasers of our common stock filed complaints in federal district court for the District of Massachusetts against us, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (Class Action Complaints). The purchasers seek to represent a class of persons who purchased our common stock between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that we made false and misleading statements about our products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, we filed a motion to dismiss the Consolidated Amended Complaint on various grounds. The plaintiffs filed an opposition to the motion on June 6, 2003. We filed our reply on July 8, 2003. The parties requested oral argument on the motion, which has been scheduled for March 17, 2004. We believe the claims in the Consolidated Amended Complaint are without merit and that we have substantial legal and factual defenses, which we intend to pursue vigorously.

2004 Class Action Litigation and Derivative Litigation

        Beginning in February 2004, a number of purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts against us and certain of our current officers and directors. The complaints bring claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to our announcement that we had identified issues, practices and actions of certain employees relating to both the timing of revenue recognized from certain customer transactions and other financial statement accounts, which could affect our 2003 financial statement accounts and possibly financial statements for prior periods. Specifically, these actions allege that we issued a series of false or misleading statements to the market during the class period that failed to disclose that (i) we had materially overstated our revenue by improperly recognizing revenue on certain customer contracts; (ii) we lacked adequate internal controls and were therefore unable to ascertain our true financial condition; and (iii) as a result of the foregoing, our financial statements issued during the class period were materially false and misleading. Plaintiffs contend that such statements caused our stock price to be artificially inflated. The complaints seek unspecified damages on behalf of a purported class of purchasers of our common stock during the period from April 9, 2003, June 3, 2003 or June 5, 2003 through February 11, 2004. We believe that we have substantial legal and factual defenses to the claims, which we intend to pursue vigorously.

        In February 2004, two purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against us and certain of our officers and directors, naming the company as a nominal defendant. Also in February 2004, two purported shareholder derivative lawsuits were filed in the business litigation session of the superior court of Suffolk County of Massachusetts against us and certain of our directors and officers, also naming the company as a nominal defendant. The suits claim that certain of our officers and directors breached their fiduciary duties to our stockholders and us. As stated, the complaints are derivative in nature and do not seek relief from us. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. We believe that we have substantial legal and factual defenses to the claims, which we intend to pursue vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock has been quoted on the Nasdaq National Market under the symbol "SONS" since May 25, 2000. Prior to that time, there was no public market for the common stock. All companies listed on Nasdaq are required to comply with certain continued listing standards.

        The following table sets forth, for the time periods indicated, the high and low sales prices of our common stock as reported on the Nasdaq National Market.

	High	Low
Fiscal 2003:
First quarter	$2.37	$1.00
Second quarter	5.53	2.10
Third quarter	8.57	4.85
Fourth quarter	9.80	6.82
Fiscal 2002:
First quarter	6.25	2.18
Second quarter	3.10	1.29
Third quarter	1.99	0.19
Fourth quarter	1.57	0.18

        We have never declared or paid cash dividends and have no present intention to pay cash dividends in the foreseeable future. Further, our bank agreement, which expires in March 2004, prohibits us from declaring any cash dividends. At January 31, 2004, there were approximately 800 holders of record of our common stock.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other "forward-looking" information. You are cautioned that these forward-looking statements are only predictions and may differ materially from actual future events or results as a result of various important factors including those referred to in the "Cautionary Statements" section of our Quarterly Report on Form 10-Q, dated November 10, 2003 and filed with the SEC, as well as unforeseen issues encountered in the completion of our independent investigation and of the year-end audit and pending securities litigation matters that could result in substantial cost and divert the attention of key personnel. You should be aware that the occurrence of any of these events could have a material adverse effect on our business, results of operations and financial position.

        Any forward-looking statements in this report are not guarantees of future performances, and actual results, developments and business decisions may differ from those anticipated by such forward-looking statements, possibly materially. We disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth our executive officers and directors, their respective ages and positions as of December 31, 2003:

Name	Age	Position
Rubin Gruber	59	Chairman of the Board of Directors
Hassan M. Ahmed	46	President, Chief Executive Officer and Director
Edward N. Harris	42	Vice President of Manufacturing
Michael G. Hluchyj	49	Chief Technology Officer, Vice President and Secretary
Paul R. Jones	54	Vice President of Engineering
Jeffrey Mayersohn	52	Vice President of Customer Support and Professional Services
Stephen J. Nill	52	Chief Financial Officer, Vice President of Finance and Administration and Treasurer
John Michael O'Hara	37	Vice President of Marketing
Gary A. Rogers	48	Vice President of Worldwide Sales
Edward T. Anderson (1)	54	Director
Paul J. Ferri (2)(3)	65	Director
Albert A. Notini (1)	47	Director
Paul J. Severino (1)(2)	57	Director
H. Brian Thompson (3)	64	Director

(1)
Member of audit committee. The Board of Directors has determined that Mr. Notini is an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K and that each of the members of this committee is an "independent director" as defined in Rule 4200(a)(15) of the listing standards of the Nasdaq National Market.

(2)
Member of compensation committee.

(3)
Member of nominating committee.

        Rubin Gruber is one of our founders and has been a Director since November 1997 and Chairman of our Board of Directors since November 1998. From November 1997 until November 1998, Mr. Gruber was our President. Before founding Sonus, Mr. Gruber was a founder of VideoServer, Inc., now Ezenia!, Inc., a manufacturer of videoconference network equipment, and from February 1992 until September 1996 served as Vice President of Business Development. Previously, Mr. Gruber was a founder and served as President of both Cambridge Telecommunications, Inc., a manufacturer of networking equipment, and Davox Corporation, a developer of terminals supporting voice and data applications, and served as a Senior Vice President of Bolt, Beranek and Newman Communications Corporation, a subsidiary of Bolt, Beranek and Newman, Inc., a manufacturer of data communications equipment. Mr. Gruber also serves on the Board of Directors of the IP Communications Consortium. Mr. Gruber holds a B.Sc. in mathematics from McGill University and an M.A. in mathematics from Wayne State University.

        Hassan M. Ahmed has been our President and Chief Executive Officer and a member of our Board of Directors since November 1998. From July 1998 to November 1998, Mr. Ahmed was Executive Vice President and General Manager of the Core Switching Division of Ascend Communications, Inc., a provider of wide area network switches and access data networking equipment, and from July 1997 until July 1998 was a Vice President and General Manager of the Core Switching Division. From June 1995 to July 1997, Mr. Ahmed was Chief Technology Officer and Vice President of Engineering

for Cascade Communications Corp., a provider of wide area network switches. From 1993 until June 1995, Mr. Ahmed was a founder and President of WaveAccess, Inc., a supplier of wireless communications. Prior to that, he was an Associate Professor at Boston University, Engineering Manager at Analog Devices, a chip manufacturer, and director of VSLI Systems at Motorola Codex, a supplier of communications equipment. Mr. Ahmed holds a B.S. and an M.S. in engineering from Carleton University and a Ph.D. in engineering from Stanford University.

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

        John Michael O'Hara has been our Vice President of Marketing since July 2002. From 1987 to March 2002, Mr. O'Hara held a number of positions at Nortel Networks Corporation, a communications technology provider. From March 2001 to March 2002, he served as Vice President of Marketing in Europe, the Middle East and Africa, from April 1999 to March 2001 was Vice President of Business Operations, from April 1997 to March 1999 was Executive Assistant to the President and, from January 1996 to March 1997 was Senior Manager of Order Management. Prior to that, he held a number of management positions including sales, operations and customer service with Nortel in the European region. He holds a degree in engineering from the Queens University of Belfast.

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

        Edward T. Anderson has been a Director since November 1997. Mr. Anderson has been managing general partner of North Bridge Venture Partners, a venture capital firm, since 1994. Previously, he was a general partner of ABS Ventures, the venture capital affiliate of Alex Brown & Sons. He has an M.F.A. from the University of Denver and an M.S. from Columbia University.

        Paul J. Ferri has been a Director since November 1997. Mr. Ferri has been a general partner of Matrix Partners, a venture capital firm, since 1982. He also serves on the Board of Directors of Sycamore Networks, Inc. Mr. Ferri has a B.S. in engineering from Cornell University, an M.S. in engineering from Polytechnic Institute of New York and an M.B.A. from Columbia University.

        Albert A. Notini has been a Director since March 2003. Mr. Notini has served as Executive Vice President and Chief Financial Officer of Manufacturers' Services Limited, a global electronics and supply chain services company, since October 2000. He joined Manufacturers' Services Limited in May 2000 as Executive Vice President, Business Development and General Counsel and served in that capacity until October 2000. From January 1999 to June 1999, Mr. Notini was the Executive Vice President, Corporate Development and Administration and General Counsel of Wang Global, a worldwide provider of network services. Wang Global was acquired by Getronics NV in June 1999 and Mr. Notini served as Executive Vice President of Getronics until February 2000. He joined Wang Global in February 1994 as Senior Vice President and General Counsel. Mr. Notini has a B.A. from Boston College and a J.D. from Boston College Law School. Mr. Notini also serves on the Board of Directors of Manufacturers' Services Limited and ePresence, Inc.

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

        H. Brian Thompson has been a Director since October 2003. Mr. Thompson currently serves as Chairman of the Board of Directors for Comsat International, an independent telecommunications operator with operations throughout Latin America. He also heads his own private equity investment and advisory firm, Universal Telecommunications, Inc. Mr. Thompson currently serves on the Board of Directors of Bell Canada International, ArrayComm, Inc., Axcelis Technologies, Inc. and United Auto Group. He has a B.S. in chemical engineering from the University of Massachusetts and a MBA from Harvard University.

        The information required by this Item 10 relating to compliance with Section 16(a) of the Securities Act of 1934 is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement with respect to our 2004 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

        We have a adopted a Code of Business Conduct and Ethics that applies to all executive officers, directors and employees of the company. The Code of Business Conduct and Ethics is attached as an exhibit to this Annual Report on Form 10-K and also can be found under the "Investor Relations" section of our website at www.sonusnet.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website, unless a Form 8-K is otherwise required by applicable rules of the Nasdaq National Market.

ITEM 11. EXECUTIVE COMPENSATION.

        The information required by this Item 11 is included under the captions "Proposal One—Election of Directors—Director Compensation" and "Summary of Executive Compensation" in our definitive Proxy Statement with respect to our 2004 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this Item 12 relating to security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is included under the captions "Beneficial Ownership of Securities" and "Equity Compensation Plan Information" in our definitive Proxy Statement with respect to our 2004 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this Item 13 is included, as applicable, under the caption "Executive Compensation and Related Information" in our definitive Proxy Statement with respect to our 2004 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required by this Item 14 is included under the captions "Proposal Two—Ratification of Independent Auditors—Fees for Independent Auditors during Fiscal Year Ended December 31, 2003" and "Proposal Two—Ratification of Independent Auditors—Policy on Audit Committee Pre-approval of Audit and Non-audit Services" in our definitive Proxy Statement with respect to our 2004 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)   Listing of Exhibits.

        The Exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(b)   Reports on Form 8-K filed during the fourth quarter of fiscal 2002.

        Sonus furnished a Current Report on Form 8-K dated October 8, 2003 reporting under Item 12 (Results of Operations and Financial Condition) its actual financial results for the quarter ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Chelmsford, Commonwealth of Massachusetts, on this 15 day of March, 2004.

SONUS NETWORKS, INC.
By:	/s/ HASSAN M. AHMED Hassan M. Ahmed President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HASSAN M. AHMED Hassan M. Ahmed	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004
/s/ STEPHEN J. NILL Stephen J. Nill	Chief Financial Officer, Vice President of Finance and Administration and Treasurer (Principal Financial and Accounting Officer)	March 15, 2004
/s/ RUBIN GRUBER Rubin Gruber	Chairman of the Board of Directors	March 15, 2004
/s/ EDWARD T. ANDERSON Edward T. Anderson	Director	March 15, 2004
/s/ PAUL J. FERRI Paul J. Ferri	Director	March 15, 2004
/s/ ALBERT A. NOTINI Albert A. Notini	Director	March 15, 2004
/s/ PAUL J. SEVERINO Paul J. Severino	Director	March 15, 2004
/s/ H. BRIAN THOMPSON H. Brian Thompson	Director	March 15, 2004

EXHIBIT INDEX

Exhibit Number	Description
3.1*	Fourth Amended and Restated Certificate of Incorporation of Sonus Networks, Inc., as amended.
3.2(b)	Amended and Restated By-Laws of Sonus Networks, Inc.
4.1(b)	Form of Stock Certificate representing shares of Sonus Networks, Inc. Common Stock.
10.1(a)	Registration Rights Agreement, dated as of November 2, 2000, by and among Sonus Networks, Inc. and the Stockholder parties thereto.
10.2(a)+	Sonus 2000 Retention Plan.
10.3(a)+	Telecom technologies, inc. 1998 Amended Equity Incentive Plan.
10.4(b)+	Amended and Restated 1997 Stock Incentive Plan of the Registrant.
10.5(b)+	2000 Employee Stock Purchase Plan of the Registrant.
10.6(b)	Lease, dated January 21, 1999, as amended, between the Registrant and Glenborough Fund V, Limited Partnership with respect to property located at 5 Carlisle Road, Westford, Massachusetts.
10.7(a)	Sub-lease, dated October 20, 2000, between the Registrant and Unisphere Networks, Inc. with respect to property located at 5 Carlisle Road, Massachusetts.
10.8(a)	Sub-Lease, dated October 20, 2000, between the Registrant and Unisphere Networks, Inc. with respect to property located at 235 Littleton Road, Westford, Massachusetts.
10.9(a)	Lease, dated September 30, 2000, between the Registrant and BCIA New England Holdings LLC with respect to property located at 25 Porter Road, Littleton, Massachusetts.
10.10(b)	Agreement of Sublease, dated April 14, 2000, between the Registrant and Unisphere Solutions, Inc. with respect to property located at 25 Porter Road, Littleton, Massachusetts.
10.11(a)	Office Lease Agreement, dated as of November 14, 2000, between telecom technologies, inc. and TR Lookout Partners, Ltd. with respect to property located at 1301 East Lookout Drive, Suite 3000, Richardson, Texas.
10.12(a)	First Amendment to Office Lease Agreement, dated as of January 8, 2001, between telecom technologies, inc. and TR Lookout Partners, Ltd. with respect to property located at 1300 East Lookout Drive, Suite 3000, Richardson, Texas.
10.13(c)	Office Lease Agreement dated April 4, 1997, between telecom technologies, inc. and Collins Campbell Joint Venture with respect to property located at 1701 North Collins Blvd., Suite 3000, Richardson, Texas.
10.14(c)	First Amendment to Office Lease Agreement, dated November 1, 1997, between telecom technologies, inc. and Collins Campbell Joint Venture with respect to property located at 1701 North Collins Blvd., Suite 3000, Richardson, Texas.
10.15(c)	Second Amendment to Office Lease Agreement, dated July 1, 1998, between telecom technologies, inc. and Collins Campbell Joint Venture with respect to property located at 1701 North Collins Blvd., Suite 3000, Richardson, Texas.
10.16(c)	Third Amendment to Office Lease Agreement, dated July 1, 1998, between telecom technologies, inc. and Collins Campbell Joint Venture with respect to property located at 1701 North Collins Blvd., Suite 3000, Richardson, Texas.
10.17(c)	Fourth Amendment to Office Lease Agreement, dated February 1, 1999, between telecom technologies, inc. and Collins Campbell Joint Venture with respect to property located at 1701 North Collins Blvd., Suite 3000, Richardson, Texas.

10.18(c)	Global Agreement, dated March 5, 2002, by and between TR Lookout Partners, Ltd., Collins Campbell Joint Venture, telecom technologies, inc. and Registrant related to property lease agreements.
10.19(e)	Fifth Amendment to Office Lease Agreement, dated February 28, 2002, between telecom technologies, inc. and Collins Campbell Joint Venture with respect to property located at 1701 North Collins Blvd., Suite 3000, Richardson, Texas.
10.20(e)	Sixth Amendment to Office Lease Agreement, dated February 1, 2003, between telecom technologies, inc. and Collins Campbell Joint Venture with respect to property located at 1701 North Collins Blvd., Suite 3000, Richardson, Texas.
10.21*	Sublease Agreement, dated October 16, 2003, by and between Cisco Systems, Inc. and Sonus Networks, Inc. with respect to property located at 250 Apollo Drive, Chelmsford, Massachusetts
10.22(c)	Loan and Security Agreement, dated as of January 16, 2002, by and between the Registrant and Silicon Valley Bank.
10.23(f)	Amendment to Loan and Security Agreement, dated as of March 14, 2003, by and between the Registrant and Silicon Valley Bank.
10.24(d)	Offer to Exchange Outstanding Stock Options dated October 16, 2002, as amended.
14.1*	Code of Business Conduct and Ethics.
21.1*	Subsidiaries of the Registrant.
23.1***	Consent of Ernst & Young LLP.
23.2***	Information regarding Consent of Arthur Andersen LLP.
31.1**	Certificate of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certificate of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certificate of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certificate of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)
Incorporated by reference to the Registrant's Registration Statement on Form S-4 (file No. 333-52682).

(b)
Incorporated by reference to the Registrant's Registration Statement on Form S-1 (file No. 333-32206).

(c)
Incorporated by reference from the Registrant's Form 10-K, filed March 28, 2002 with the SEC.

(d)
Attached as Exhibit (a)(1) to Tender Offer Statement on Schedule TO, filed October 16, 2002 with the SEC, and subsequently amended by Amendment No. 1, filed on October 17, 2002, Amendment No. 2, filed on November 12, 2002, and Amendment No. 3, filed on November 26, 2002.

(e)
Incorporated by reference from the Registrant's Form 10-K, filed March 19, 2003 with the SEC.

(f)
Incorporated by reference from the Registrant's Form 10-Q, filed May 9, 2003 with the SEC.

*
Filed herewith.

**
To be supplemented by amendment.

***
To be filed by amendment.

+
Management contract or compensatory plan or arrangement filed herewith in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
TABLE OF CONTENTS
PART I
PART II
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART III
PART IV
SIGNATURES
EXHIBIT INDEX