Form 10-K/A
period 2003-12-31
SONUS NETWORKS INC
filed 2004-07-28
CIK 1105472

Use these links to rapidly review the document
TABLE OF CONTENTS
SONUS NETWORKS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 1 TO
FORM 10-K/A

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
Common stock, $0.001 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy statement or information proxy statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $869,240,000 based on the closing price for the Common Stock on the NASDAQ National Market on June 30, 2003. As of January 31, 2004, there were 245,730,772 shares of $0.001 par value per share, common stock, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission (SEC) on March 15, 2004, is being filed for the purpose of including Items 6, 7, 8 (including our restated consolidated balance sheet, statement of operations, statement of stockholders' equity, statement of cash flows and related disclosures for the year ended December 31, 2002, and our restated consolidated statement of operations, statement of stockholders' equity, statement of cash flows and related disclosures for the year ended December 31, 2001), 9A, 10, 11, 12, 13 and 14 and the principal executive officer and co-principal financial officer certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and complete certifications by the principal executive officer and co-principal financial officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K on March 15, 2004, or modify or update the disclosure presented in the original Annual Report on Form 10-K, except to reflect the revisions as described above.

        This Amendment No. 1 on Form 10-K/A, as well as all other reports filed with or furnished to the SEC, are available free of charge through our Internet site (http://www.sonusnet.com) as soon as practicable after we electronically file such material with, or furnish it to, the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Restatement of Consolidated Financial Statements

        As previously reported in our Current Report on Form 8-K filed with the SEC on January 21, 2004, we postponed the release of our financial results for the quarter and year ended December 31, 2003 pending the completion of the audit of our 2003 financial statements. On February 11, 2004, in connection with this year-end audit, we announced that we and our independent auditors had identified certain issues, practices and actions of certain employees relating to both the timing of revenue recognized from certain customer transactions and to certain other financial statement accounts, which might affect our 2003 financial statements and possibly financial statements for prior periods. Additionally, we announced that in response to the issues identified we were performing a detailed review of the revenue timing issues and of certain other financial statement accounts and that the audit committee of our board of directors was conducting an independent investigation with the assistance of independent legal and accounting advisors.

        During the course of our review and the audit committee's investigation, we determined that the accounting with respect to certain prior period transactions required adjustment. As a result, we have restated our consolidated financial statements for the years ended December 31, 2002 and 2001 and the nine months ended September 30, 2003. The restated financial statements include a number of adjustments, the largest of which relate to revenue, deferred revenue, inventory reserves, purchase accounting, impairments, accrued expenses and stock-based compensation. Adjustments to revenue result primarily in revenue being deferred and recognized in subsequent periods. Adjustments to inventory and accrued expenses are primarily to increase or decrease reserve levels previously reported. Adjustments to purchase accounting, impairment, and stock-based compensation relate primarily to the timing of expense recognition.

        In connection with our restatement, we and Ernst & Young LLP, our independent auditors, identified and reported to our audit committee significant internal control matters that collectively constitute "material weaknesses." Please see "Item 9A. Controls and Procedures" below for a description of these matters, and of certain of the measures that we have implemented during 2004 to date, as well as additional steps we plan to take to strengthen our controls.

        We anticipate amending our previously filed quarterly reports on Form 10-Q for each of the first three quarters of 2003 for the purpose of restating our consolidated financial statements for the first three quarters of 2003 and 2002. The restated consolidated financial statements in these amended quarterly reports on Form 10-Q will include significant adjustments. See Note 18 of our consolidated financial statements. We do not anticipate amending our previously filed annual reports on Form 10-K or our quarterly reports on Form 10-Q for any periods prior to 2003. The consolidated financial statements and related consolidated financial information contained in previously filed reports, including for the years ended December 31, 2002 and 2001 and for the quarterly reports during 2002 and the first three quarters of 2003 should no longer be relied upon.

        The net effects of all of the restatement adjustments on the statements of operations, and on all the balance sheet accounts, as of the dates and for the periods indicated in the following table, are in thousands, except per share data. The amounts as of and for the years ended December 31, 2002 and

2001 are derived from our audited financial statements, and the amounts as of and for the nine months ended September 30, 2003 are unaudited.

	As of or for the nine months ended ended Sept. 30, 2003	As of or for the year ended Dec. 31, 2002	As of or for the year ended Dec. 31, 2001
Consolidated Statement of Operations Data:
Increase (decrease) in revenue	$(19,193)	$31,359	$(44,399)
(Increase) decrease in loss before income taxes	(15,557)	(5,285)	9,813
(Increase) decrease in net loss	(15,655)	(5,371)	9,813
(Increase) decrease in net loss per share	$(0.07)	$(0.03)	$0.06
Consolidated Balance Sheet Data:
Increase (decrease) in cash and cash equivalents	$8,078	$6,971	$(54)
Increase (decrease) in accounts receivable	2,732	1,666	1,241
Increase (decrease) in inventory	4,089	(327)	11,437
Increase (decrease) in other current assets	1,174	(290)	3,356
Increase (decrease) in goodwill and purchased intangible assets, net	2,643	3,636	15,453
Increase (decrease) in all other assets	379	328	(111)
Increase (decrease) in accounts payable	(728)	(517)	3,641
Increase (decrease) in accrued expenses	(15,453)	(16,890)	(9,225)
Increase (decrease) in accrued restructuring expenses	—	(812)	(17,344)
Deferred Revenue:
Increase (decrease) in current portion of deferred revenue	38,783	22,493	43,110
Increase (decrease) in long-term deferred revenue	12,344	8,024	3,942

Total increase (decrease) in deferred revenue	$51,127	$30,517	$47,052

Increase (decrease) in current portion of long-term liabilities	$—	$—	$(483)
Increase (decrease) in stockholders' equity	(15,851)	(314)	7,681

Revenue Adjustments

Deferral of product revenue

        We have deferred revenues of $36.7 million previously reported in 2001 from a particular customer transaction. The amount of $27.5 million was subsequently recognized in the second quarter of 2002, while the remainder was allocated to maintenance revenue and recognized over the period the services are provided. This transaction involved a complex multiple element arrangement that requires significant analysis with respect to the facts surrounding the transaction and technical accounting analysis to determine when revenue should be recognized. We previously recognized revenue in 2001 under this contractual arrangement upon delivery and acceptance of certain product and software releases. As a result of a comprehensive review and analysis of this arrangement, and based on the application of complex revenue recognition guidance, we have now determined that there was insufficient support to establish vendor specific objective evidence of fair value (VSOE) with respect to certain undelivered software releases and we have determined the existence of certain previously unidentified specified software releases. As a result, we have deferred product revenues associated with products and software releases shipped to this customer in 2001 until the second quarter of 2002, when all software releases under the arrangement were delivered.

        In the fourth quarter of 2002, we amended our arrangement with this customer to include, among other items, certain additional future software releases. We previously recognized revenue from this arrangement in the fourth quarter of 2002 and in each of the first three quarters of 2003 upon delivery of the products and software releases. Upon review and analysis of the arrangement, we have determined that, based on a technical analysis of software revenue recognition rules, that VSOE was not established for certain undelivered software releases. As a result, we have deferred revenues of $16.2 million associated with products and software releases shipped to this customer during the fourth quarter of 2002 and the first three quarters of 2003. We recognized $10.9 million of those revenues in the fourth quarter of 2003 when the final software release specified in the amendment was delivered to the customer, and the remaining amount was deferred and allocated to maintenance services and estimated discounts on future purchases.

Maintenance revenue

        A number of our customer transactions involve multiple elements, including the delivery of product and maintenance services as part of a bundled offering. Statement of Position (SOP) 97-2, Software Revenue Recognition, requires maintenance revenue to be recognized over the period services are provided. Based on our review and analysis, we identified certain circumstances in which we offered maintenance services at no additional charge or at discounted rates to certain customers but did not separate the fair value for the maintenance from product revenue. This resulted in revenue associated with the value of the undelivered maintenance services not being recognized over the service period. In the restated financial statements, we have recognized maintenance revenue ratably over the period in which the maintenance services were provided based on the deferral of the applicable VSOE of maintenance services. In such cases, we have reclassified maintenance services from product revenue to service revenue for the applicable periods presented. Based on our review and analysis, we also identified certain circumstances in which insufficient value was allocated to maintenance. In such cases, we have reclassified additional amounts from product revenue to service revenue for the applicable periods presented. In connection with the recognition of the deferred product revenue described above in the second quarter of 2002 and the fourth quarter of 2003, a significant portion of the product revenue was allocated to the value of undelivered maintenance services and deferred over the five-year period in which the maintenance services are provided.

Delivery

        We identified transactions where we delivered some, but not all, of the product required under an arrangement. Previously, we deferred a portion of the revenue for these undelivered products based on the pricing in the arrangement, and recognized the remaining revenue on the delivered products. On a restated basis, we have deferred all revenue until all elements of the transaction were delivered because we were not able to establish VSOE for the undelivered product or, in some instances, because such undelivered product was essential to the functionality of the delivered product.

Customer acceptance

        We identified certain circumstances where revenue was recognized in a period other than one in which acceptance was achieved or other contingencies were resolved. As restated, revenue from such arrangements is recorded in the period in which customer acceptance occurred or other contingencies were resolved.

Other

        In addition to the above, we identified several errors affecting revenue. We identified one instance in which we provided equipment to satisfy a contractual requirement, for which we have reclassified $274,000 from cost of revenues to reduction of revenue in 2001. We identified another transaction in which a customer provided us with equipment valued at $511,000 as part of a contractual renegotiation. We previously did not record this component of the transaction and, on a restated basis, have increased our fixed assets and revenue by $386,000 in 2002 and by $125,000 in 2003.

Summary

        The following table is a reconciliation of revenue as previously reported to amounts as restated for the periods indicated, in thousands:

	Nine months ended Sept. 30, 2003	Year ended Dec. 31, 2002	Year ended Dec. 31, 2001
Revenues, as previously reported	$66,019	$62,558	$173,199
Revenue Restatement Adjustments:
Deferral of product revenue	(15,452)	34,644	(35,389)
Maintenance revenue	(2,816)	(10,910)	(3,656)
Delivery	(332)	3,898	(3,920)
Customer acceptance	(754)	2,285	(2,275)
Other	161	1,442	841

Total Revenue Restatement Adjustments	(19,193)	31,359	(44,399)

Revenues, as restated	$46,826	$93,917	$128,800

Expense Adjustments

Accrued expenses

        During our review and analysis, we identified several accrued expense accounts that required adjustment to be in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies. Accounting for accrued expenses requires estimates and judgments, which can be complex. We adjusted accrual balances as the result of: (1) using more appropriate business assumptions to estimate certain liabilities, such as warranty reserves and post-shipment obligations to customers; (2) in those instances lacking available foundation or support for recorded balances at the time the original accrual was established, using currently known information, including actual disbursements and contemporaneous documentation in order to record the appropriate balances, such as royalties and professional fees; and (3) appropriately classifying certain balance sheet items, such as customer deposits to deferred revenues.

        The following table is a reconciliation of accrued expense adjustments by category as of the dates indicated, in thousands:

	Sept. 30, 2003	Dec. 31, 2002	Dec. 31, 2001
Accrued expense adjustments—increase/(decrease) for:
Employee compensation and related costs	$(991)	$208	$1,217
Professional fees	(1,080)	(1,239)	(1,544)
Royalties	1,163	1,492	(1,360)
Warranty reserve	(3,109)	(3,385)	(2,378)
Post-shipment obligations to customers	(2,527)	(2,527)	(2,800)
Customer deposits	(6,576)	(7,240)	—
Other	(2,333)	(4,199)	(2,360)

Total accrued expense adjustments	$(15,453)	$(16,890)	$(9,225)

Restructuring expense and benefits

        In connection with our review and analysis, we determined that a restructuring benefit of $16,557,000 for a lease renegotiation originally recorded in 2002 should have been recorded in 2001. In addition, we reduced 2001 restructuring expense and related accruals by $1,929,000 related to balances that lacked support and increased 2002 expenses by $1,306,000. The effect of these adjustments was to reduce restructuring expense from $25,807,000 to $7,321,000 in 2001, and to adjust the restructuring item from a benefit of $10,125,000 to an expense of $7,739,000 in 2002.

Valuation of Intangibles

        During 2001, we acquired two companies, telecom technologies, inc. (TTI) and Linguateq, Inc. (Linguateq). We accounted for the TTI acquisition as a purchase in accordance with Accounting Principles Board (APB) No. 16, Business Combinations, and for Linguateq as a purchase in accordance with SFAS No. 141, Business Combinations. As part of our re-examination of these acquisitions, we hired an independent third-party appraiser. In connection with the TTI acquisition re-appraisal, we have re-examained the total consideration paid, net liabilities assumed, and certain assumptions and calculations supporting the original appraisal of the identified intangible assets acquired from TTI. These assumptions included the customer turnover rate, the gross and operating margin percentages and inconsistencies in the profit assumptions used to value in-process research and development (IPR&D) compared to other identified intangible assets. The results of these changes to the purchase price and related allocation for the TTI acquisition are as follows:

Purchase Price of TTI	As Reported	Adjustments	As Restated
	(in thousands)
Fair market value of shares issued	$527,613	$(612)	$527,001
Liabilities assumed	21,184	(1,375)	19,809
Acquisition expenses	5,833	(67)	5,766

Total	$554,630	$(2,054)	$552,576

        As a result of re-appraisal of assets acquired, the final purchase price has been allocated to the tangible and intangible assets acquired based upon their fair values as follows:

Purchase Price Allocation of TTI	As Reported	Adjustments	As Restated
	(in thousands)
Tangible assets	$8,296	$1,096	$9,392
Intangible assets:
Workforce	3,000	3,900	6,900
Developed technology	11,900	2,100	14,000
Customer relationships	17,400	6,800	24,200
In-process research and development	40,000	800	40,800
Deferred compensation related to unvested stock options	22,600	—	22,600
Goodwill	451,434	(16,750)	434,684

Total	$554,630	$(2,054)	$552,576

        In connection with the revised appraisals, we have determined that the useful life of the TTI customer relationships and goodwill should be five years, compared to three years as previously reported. The impact to amortization expense as a result of the change in estimated useful lives and valuation of intangibles was an increase of $993,000 and $2,715,000 for the nine months ended September 30, 2003 and for the year ended December 31, 2002 and a decrease of $37,208,000 for the year ended December 31, 2001.

Impairment

        In 2001, in light of negative industry and economic conditions, a general decline in technology valuations, and our decision to discontinue the development and use of certain acquired technology, we performed an assessment of the carrying value of goodwill and purchased intangible assets from TTI recorded in connection with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of, and originally recorded an impairment charge of $374,735,000. Due to the changes in the valuation of intangible assets and their useful lives described above and the use of more appropriate revenue projections supporting the impairment calculation performed under SFAS No. 121 in 2001, we performed a new impairment assessment with the assistance of a new third-party appraiser, which resulted in the following impairment charge (after the reallocation of goodwill to the purchased intangibles):

SFAS No. 121 Impairment of Assets Acquired from TTI
As Reported (in thousands)

	Impairment Charge for the year ended December 31, 2001	Remaining Value as of December 31, 2001
Customer relationships	$200,217	$2,308
Developed technology	138,715	—
Workforce	34,084	797
Fixed assets	1,719	—

Total	$374,735	$3,105

SFAS No. 121 Impairment of Assets Acquired from TTI
As Restated (in thousands)

	Impairment Charge for the year ended December 31, 2001	Remaining Value as of December 31, 2001
Customer relationships	$204,016	$16,350
Developed technology	126,821	—
Workforce	59,831	2,381
Fixed assets	1,719	—

Total	$392,387	$18,731

        In 2002, we adopted SFAS No. 141, which resulted in a reclassification of all remaining workforce-related intangible assets into goodwill. As a result of the continuing and significant decline in the market for telecommunications equipment and pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, we performed an impairment analysis of certain technology acquired from Linguateq. In addition, we performed an impairment analysis on our remaining goodwill for both the TTI and Linguateq acquisitions pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. The results of these analyses are summarized in the following table, in thousands:

	Year Ended December 31, 2002
	Impairment charge, as reported	Adjustments	Impairment charge, as restated
TTI customer relationships	$—	$7,669	$7,669
TTI goodwill	796	1,585	2,381
Linguateq developed technology and customer relationship	175	—	175
Linguateq goodwill	877	(152)	725

Total	$1,848	$9,102	$10,950

Stock-based Compensation

        We identified items in the calculation of stock-based compensation and related items that required adjustments to the stockholders' equity section of our balance sheet, and our stock-based compensation expense. These items pertain to errors involving the amortization and recapture of deferred compensation, the 2002 exchange of outstanding employee stock options, and intrinsic value charges for restricted stock and stock options grants and modifications.

        We previously adopted the accelerated method of amortizing all deferred compensation defined under Financial Accounting Standards Board (FASB) Financial Interpretation No. (FIN) 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. In the event of forfeiture of a stock-based award, FIN 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, requires that compensation expense be adjusted to recapture the compensation expense previously recorded related to unvested stock-based awards, in the period of forfeiture. We previously had not recorded recapture of any such excess compensation expense upon the forfeiture of a stock-based award upon employee termination. As a result, we have decreased stock-based compensation by $229,000 for the nine months ended September 30, 2003, $4,926,000 in 2002 and $3,179,000 in 2001, in these restated financial statements, which includes the recapture of excess compensation expense related to the items discussed in the following two paragraphs.

        We also determined that option grants made to certain newly hired employees had intrinsic value on the start date of the new employee. Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, requires that such intrinsic value be recorded as deferred stock-based compensation and amortized over the vesting period. Previously, we had not recorded any deferred stock-based compensation expense for these grants, and we are now recording an adjustment of $1,215,000 to deferred compensation and additional paid-in-capital in 2001. As a result and under our policy of amortization under FIN 28, we have increased stock-based compensation expense by $74,000 for the nine months ended September 30, 2003, $380,000 in 2002 and $408,000 in 2001, in these restated financial statements.

        We recorded employee deferred stock-based compensation prior to our initial public offering and in connection with our acquisition of TTI, and established a policy to amortize these amounts on an accelerated method under FIN 28. We determined as a result of our review and analysis that the deferred stock-based compensation related to one category of employees was incorrectly amortized using the straight-line method and have made adjustments to consistently apply the FIN 28 method. As a result, we increased stock-based compensation by $72,000 for the nine months ended September 30, 2003, decreased such compensation by $193,000 in 2002 and increased such compensation by $1,690,000 in 2001, in these restated financial statements.

        In October 2002, we commenced an offer to exchange outstanding employee stock options for new stock options to be granted by us. We had previously recorded deferred stock-based compensation for options issued prior to our initial public offering, and in conjunction with the exchange offer reversed any remaining unamortized deferred compensation to capital in excess of par value. We have determined as a result of our review and analysis that, in accordance with FIN 44, we should have expensed any remaining deferred stock-based compensation associated with options exchanged under this offer. As a result, we have recognized additional stock-based compensation expense of $562,000 for 2002.

        We have determined that we improperly calculated deferred stock-based compensation and the related amortization associated with the restricted stock issued under the TTI Retention Plan. As a result, we have recorded additional deferred stock-based compensation of $242,000 on our balance sheet to capital in excess of par value during the year ended December 31, 2001. We have also recorded an increase in 2002 of $1,353,000 and a decrease in 2001 of $739,000 to stock-based compensation expense to reflect the amortization of deferred stock-based compensation that should have been recorded.

        We also determined that we improperly calculated stock-based compensation expense for any intrinsic value associated with the modification of certain stock options and restricted stock to accelerate the vesting of a portion or all of these awards in connection with certain employee terminations. These adjustments resulted in increases in stock-based compensation expense of $200,000 for the nine months ended September 30, 2003, $200,000 in 2002 and $452,000 in 2001.

        The following table is a summary of stock-based compensation restatement adjustments by type for the periods indicated, in thousands:

	Nine months ended Sept. 30, 2003	Year ended Dec. 31, 2002	Year ended Dec. 31, 2001
Stock-based Compensation Adjustments—increase/(decrease) for:
Recapture of compensation expense in connection with employee terminations	$(229)	$(4,926)	$(3,179)
Amortization related to the intrinsic value of options granted to new employees	74	380	408
Adjusted amortization under accelerated method prescribed by FIN 28	72	(193)	1,690
Compensation charge related to options cancelled under Exchange Program	—	562	—
Amortization related to restricted stock issued in connection with TTI Retention Plan	—	1,353	(739)
Charge for modification in connection with employee terminations	200	200	452

Total Stock-based Compensation Restatement Adjustments	$117	$(2,624)	$(1,368)

        As described in Note 1 (m) to our consolidated financial statements, we calculated the fair value of our stock options and the options under our employee stock purchase plan for disclosure purposes as required under SFAS No. 123, Accounting for Stock-Based Compensation. These calculations depend, among other factors, on the characteristics of our 2000 Employee Stock Purchase Plan (ESPP) and options with intrinsic value at the grant date. Our calculation did not properly consider these two items.

        We have also identified and recorded certain adjustments related to certain stock option activity that had not been previously accounted for or had been previously accounted for in an incorrect period. As a result, we have made adjustments to the summary of stock option activity in Note 14 to our consolidated financial statements.

Inventory Reserves

        As of September 30, 2003, December 31, 2002 and December 31, 2001 our originally reported excess, obsolete and evaluation reserve balances were $17,904,000, $17,784,000 and $9,629,000, respectively. We have determined that our excess, obsolete and evaluation reserve balances were not consistently calculated and, as a result of our review of our reserves and consideration of contemporaneous facts and circumstances, we reduced our reserves and reduced cost of product revenues by $937,000 as of and for the nine months ended September 30, 2003, and we increased our reserves and charged cost of product revenues by $522,000 and $3,297,000 as of and for the years ended December 31, 2002 and 2001, respectively.

Other Balance Sheet Adjustments

        We identified certain customer checks received by us prior to the end of fiscal year 2002 and the quarter ended September 30, 2003, which were deposited after the reporting period and not recorded in the period received. Accordingly, we have increased our cash and cash equivalents and deferred revenue balances by $8,078,000 and $6,971,000 as of September 30, 2003 and December 31, 2002.

        We previously did not record deferred revenue for product shipments and related services for which customers had been invoiced but for which no revenue was recognized and for which payment had not been collected. In this restatement, customer billings for which we have a contractual right to invoice and collectibility is probable have been recorded as accounts receivable on the balance sheet, with a corresponding increase to deferred revenue. Accounts receivable and deferred revenue have increased by $2,123,000 and $90,000 at September 30, 2003 and December 31, 2002.

        We previously reported customer deposits as accrued liabilities. In connection with our review and analysis, we have determined that we should report customer deposits as deferred revenue rather than accrued expenses. Accordingly, deferred revenue has increased and accrued liabilities have decreased by $6,576,000 and $7,240,000 as of September 30, 2003 and December 31, 2002.

Other Statement of Operations Adjustments

        As described in Note 1 (q) to our consolidated financial statements, we calculated the weighted average common shares outstanding utilized in the determination of loss per share in accordance with the treasury stock method as required under SFAS No. 148, Earnings Per Share. Our calculation did not properly consider certain activity and, accordingly, we have modified the weighted average common shares outstanding for 2002 and 2001.

Summary of Restatement Items

        The following condensed consolidated statements of operations for the nine months ended September 30, 2003 and the years ended December 31, 2002 and 2001, on a comparative basis, summarize the effects of the restatement adjustments on various line items of our statements of operations for the periods indicated. We anticipate amending our previously filed quarterly reports on Form 10-Q for each of the first three quarters of 2003 for the purpose of restating our consolidated financial statements for the first three quarters of 2003 and 2002. We anticipate that the restated consolidated financial statements in these amended quarterly reports on Form 10-Q will include significant adjustments. See Note 18 to our consolidated financial statements.

Condensed Statements of Operations
As Reported and As Restated
(In thousands, except per share data)

	Nine Months Ended September 30, 2003			Year Ended December 31, 2002
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues	$66,019	$(19,193)	$46,826	$62,558	$31,359	$93,917
Cost of revenues	25,270	(4,656)	20,614	40,302	11,274	51,576

Gross profit	40,749	(14,537)	26,212	22,256	20,085	42,341
Operating expenses	47,963	1,020	48,983	92,044	25,370	117,414

Loss from operations	(7,214)	(15,557)	(22,771)	(69,788)	(5,285)	(75,073)
Interest income, net	832	—	832	1,318	—	1,318

Loss before income taxes	(6,382)	(15,557)	(21,939)	(68,470)	(5,285)	(73,755)
Provision for income taxes	—	98	98	—	86	86

Net loss	$(6,382)	$(15,655)	$(22,037)	$(68,470)	$(5,371)	$(73,841)

Net loss per share	$(0.03)	$(0.07)	$(0.10)	$(0.36)	$(0.03)	$(0.39)

	Year Ended December 31, 2001
	As Reported	Adjustments	As Restated
Revenues	$173,199	$(44,399)	$128,800
Cost of revenues	75,698	(12,920)	62,778

Gross profit	97,501	(31,479)	66,022
Operating expenses	747,940	(41,350)	706,590

Loss from operations	(650,439)	9,871	(640,568)
Interest income, net	5,007	(58)	4,949

Net loss	$(645,432)	$9,813	$(635,619)

Net loss per share	$(3.74)	$0.06	$(3.68)

PART II

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data of Sonus should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes to those statements included elsewhere in this report.

        See the "Restatement of Consolidated Financial Statements" introductory comment to this Amendment No. 1 to Annual Report on Form 10-K/A and Notes 2, 17 and 18 to our consolidated financial statements for more detailed information regarding the restatement of our consolidated financial statements for the fiscal years ended December 31, 2002 and December 31, 2001 and restated unaudited quarterly data for fiscal quarters during the year ended December 31, 2002 and for the first three fiscal quarters of the year ended December 31, 2003.

	Year ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
		As Restated	As Restated
Consolidated Statement of Operations Data:
Revenues	$93,210	$93,917	$128,800	$51,770	$—
Cost of revenues(1)	37,909	51,576	62,778	27,848	1,861

Gross profit (loss)	55,301	42,341	66,022	23,922	(1,861)
Operating expenses:
Research and development(1)	32,190	44,591	63,896	26,430	10,780
Sales and marketing(1)	23,169	27,786	40,876	21,569	5,606
General and administrative(1)	10,475	5,248	12,827	5,477	1,723
Stock-based compensation	3,418	16,871	74,132	26,729	4,404
Amortization of goodwill and purchased intangible assets	2,408	4,229	70,551	—	—
Write-off of goodwill and purchased intangible assets	—	10,950	392,387	—	—
Restructuring charges, net	—	7,739	7,321	—	—
In-process research and development	—	—	44,600	—	—

Total operating expenses	71,660	117,414	706,590	80,205	22,513

Loss from operations	(16,359)	(75,073)	(640,568)	(56,283)	(24,374)
Interest income, net	1,525	1,318	4,949	6,245	487

Loss before income taxes	(14,834)	(73,755)	(635,619)	(50,038)	(23,887)
Provision for income taxes	302	86	—	—	—

Net loss	(15,136)	(73,841)	(635,619)	(50,038)	(23,887)
Beneficial conversion feature of Series C preferred stock	—	—	—	—	(2,500)

Net loss applicable to common stockholders	$(15,136)	$(73,841)	$(635,619)	$(50,038)	$(26,387)

Net loss per share(2):
Basic and diluted	$(0.07)	$(0.39)	$(3.68)	$(0.52)	$(1.84)
Pro forma basic and diluted				(0.37)	(0.25)
Shares used in computing net loss per share(2):
Basic and diluted	220,696	191,008	172,905	95,877	14,324
Pro forma basic and diluted				135,057	96,188

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
		As Restated	As Restated
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$305,392	$118,138	$125,013	$142,065	$23,566
Working capital	260,962	60,946	81,895	135,597	19,604
Total assets	358,424	153,517	216,206	194,835	30,782
Long-term deferred revenue, less current portion	24,302	8,024	3,942	—	—
Long-term liabilities, less current portion	829	3,293	1,289	—	3,402
Convertible subordinated note	10,000	10,000	10,000	—	—
Redeemable convertible preferred stock	—	—	—	—	46,109
Total stockholders' equity (deficit)	234,435	56,421	110,566	150,706	(25,199)

(1)
Excludes non-cash, stock-based compensation expense as follows:

	Year ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
		As Restated	As Restated
Cost of revenues	$45	$235	$1,304	$404	$92
Research and development	1,180	8,930	42,764	11,428	1,537
Sales and marketing	1,542	4,941	17,968	12,051	2,104
General and administrative	651	2,765	12,096	2,846	671

	$3,418	$16,871	$74,132	$26,729	$4,404

(2)
See Note 1(q) to our consolidated financial statements for an explanation of the method of calculation. Pro forma per share calculation reflects the conversion of all outstanding shares of redeemable convertible preferred stock into shares of common stock which occurred upon the closing of our IPO in May 2000, as if the conversion occurred at the date of original issuance.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this report. The following discussion contains forward looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of a number of factors, including the risks discussed in "Risk Factors" and elsewhere in this report.

        The following discussion and analysis gives effect to the restatement described above in the "Restatement of Consolidated Financial Statements" introductory comment to this Amendment No. 1 to Annual Report on Form 10-K/A and in Note 2 to our consolidated financial statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed annual and quarterly reports.

Overview

        We are a leading supplier of packet voice infrastructure solutions for wireline and wireless service providers. Our products are a new generation of carrier class switching equipment and software that enable voice services to be delivered over packet based networks.

        We began shipping product to customers during the fourth quarter of fiscal 1999 and recorded our first revenues of $51.8 million in fiscal 2000 and revenues of $128.8 million in fiscal 2001, $93.9 million in fiscal 2002 and $93.2 million in fiscal 2003. Significant declines in capital spending by telecommunications service providers, and financial difficulties, including in some cases bankruptcies, experienced by certain emerging service providers, including some of our customers, caused the reduction in our revenues in 2002. In response to the unfavorable economic conditions, commencing in the third quarter of fiscal 2001 and continuing through fiscal 2002, we implemented restructuring plans designed to reduce expenses and align our cost structure with our revised business outlook. The restructuring plans included worldwide workforce reductions, consolidation of excess facilities and the write-off of excess inventory and purchase commitments.

        For the year ended December 31, 2003, Qwest Communications (Qwest), Verizon Global Networks, AT&T Wireless Services and Global Crossing contributed 18%, 15%, 13% and 11% of our revenues. For the year ended December 31, 2002, Qwest contributed 42% of our revenues. For the year ended December 31, 2001, Nissho Electronics Corporation, XO Communications and Global Crossing contributed 21%, 21% and 18% of our revenues.

        In 2003, the challenging business environment in the telecommunications industry continued to affect the spending by service providers for products such as those we offer. In the second half of the year, there was a trend towards increased interest and activity in the market for packet-based voice infrastructure products. While it remains uncertain as to the speed and extent of the adoption of carrier packet voice infrastructure products by large carriers, we believe that over time the market opportunity for packet voice solutions is substantial. For fiscal 2003, revenues were $93.2 million compared to $93.9 million in fiscal 2002, and deferred revenues at the end of 2003 increased to $87.0 million compared to $59.8 million at the end of 2002. In 2003, we had a lesser concentration of customers. In 2002, one customer represented 42% of revenues due to the deferral of revenue on product shipped during 2001. The related deferred revenue was recognized as revenue in 2002 upon the delivery of a specified software release in the second quarter of 2002.

        We sell our products primarily through a direct sales force and, in some markets, through resellers and distributors. Customers' decisions to purchase our products to deploy in commercial networks involve a significant commitment of resources and a lengthy evaluation, testing and product qualification process. We believe these long sales cycles, as well as our expectation that customers will tend to sporadically place large orders with short lead times and the application of complex revenue recognition rules to certain transactions, may cause our revenues and results of operations to vary significantly and unexpectedly from quarter to quarter. We expect to recognize revenues from a limited number of customers for the foreseeable future.

        Since our inception, we have incurred significant losses and, as of December 31, 2003, had an accumulated deficit of $808.6 million. Although we achieved profitability in the second quarter of fiscal 2002 and the fourth quarter of fiscal 2003, we have not achieved profitability on an annual basis and may incur additional net losses in future quarters and years. The quarterly net income in the second quarter of 2002 and the fourth quarter of 2003 was primarily the result of recognizing previously deferred revenue of $27.5 million and $10.9 million, respectively, from arrangements with a single customer. The previously deferred revenue was recognized as revenue upon the delivery of certain specified software releases in the second quarter of 2002 and the fourth quarter of 2003. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to maintain profitability.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements and related disclosures requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Management bases its estimates and judgments on historical experience, market trends and other factors that are believed to be reasonable under the circumstances. On an on-going basis, we re-evaluate our estimates for changes in facts and circumstances, and material changes in these estimates could occur in the future if past experience or other assumptions do not turn out to be substantially accurate. Changes in estimates are recorded in the period in which they become known.

        A summary of those accounting policies, significant judgments and estimates that we believe are most critical to fully understanding and evaluating our financial results is set forth below. This summary should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.

        Revenue Recognition.    We recognize revenues from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility of the related receivable is probable, unless we have future obligations, including a requirement to deliver additional elements which are essential to the functionality of the delivered elements or for which VSOE does not exist or customer acceptance is required, in which case the revenues and related costs are deferred until those obligations are satisfied or contingencies are resolved.

        Many of our sales are generated from complex contractual arrangements, which require significant revenue recognition judgments, particularly in the case of multiple element arrangements. When a sale involves multiple elements, such as products, maintenance or professional services, we allocate the entire sales price to each respective element based on VSOE or using the residual method when VSOE cannot be established for one of the delivered elements in the arrangement. We then recognize revenues on each element in accordance with our policies for product and service revenue recognition. We determine VSOE based upon the price charged when the same element is sold separately. If we cannot establish VSOE for each undelivered element, we defer the entire contract revenues until the earlier of the establishment of VSOE or delivery of the undelivered element.

        In addition, if an arrangement with a customer includes a specified upgrade right for which VSOE cannot be established, we defer all revenue related to the arrangement until the earlier of the delivery of the specified upgrade or the establishment of VSOE for the specified upgrade. In determining whether a specified upgrade right exists, we have concluded that if the specified upgrade is included in the customer contract or otherwise becomes part of the arrangement with the customer, then a specified upgrade right exists. We have concluded that communications with customers in the normal course of business regarding customer feature requests and our product plans do not create specified upgrade rights.

        Maintenance and support services are recognized ratably over the life of the maintenance and support service period, which typically is one year when the services are sold separately and up to five years when bundled with the product fees. Maintenance and support services include telephone support and unspecified rights to product upgrades and enhancements. These services are typically sold for a one-year term and either are sold as part of a multiple element arrangement with products or are sold independently at time of renewal. Maintenance and support VSOE represents a consistent percentage of the sales prices charged to customers. The application of judgment could affect the continued determination of maintenance VSOE and our ability to recognize revenue using the residual method.

        Installation service revenues are typically recognized at the time of the related product revenue recognition as installation is typically complete by the time of product revenue recognition. Professional services are recognized as the services are performed.

        We sell the majority of our products directly to end-users. For products sold through resellers and distributors we recognize revenues on a sell-through method utilizing information provided to us from our resellers and distributors.

        Product shipped to customers and related services where amounts are (1) billed pursuant to a contractual right and collection is probable, or (2) collected prior to satisfying the revenue recognition criteria are reflected as deferred revenues. Deferred revenues also include customer deposits and amounts associated with maintenance contracts, which are recognized on a straight-line basis over the related service periods, and free or discounted products and services not yet provided to customers. Deferred revenues not expected to be recognized within one year of the balance sheet date are classified as long-term deferred revenues.

        We defer any incremental direct costs, such as inventory, royalties, commissions and third-party installation costs, incurred prior to satisfaction of our revenue recognition criteria and record them in proportion to revenue recognized.

        Loss Contingencies.    We are subject to ongoing business risks that affect the estimation process of the carrying value of assets, the recording of liabilities and the possibility of various loss contingencies, arising in the ordinary course of business. Under SFAS No. 5, an estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such amounts should be adjusted. Based on our analysis, we have established the following allowance and reserves:

          Allowance for Doubtful Accounts.    We establish billing terms at the time we negotiate purchase agreements with our customers. We continually monitor timely payments and assess any collection issues. The allowance for doubtful accounts is based on our detailed assessment of the collectibility of specific customer accounts. While we believe that our allowance for doubtful accounts is adequate and that the judgment applied is appropriate, if there is a deterioration of a customer's creditworthiness or actual defaults are higher than our historical experience, the actual results could differ from these estimates. While such credit losses have historically been within our expectations and the allowances we established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

          Inventory Reserves.    Inventory purchases and commitments are based upon estimated future demand for our products. We value inventory at the lower of cost or net realizable value and provide inventory reserves based on excess and obsolete inventory determined primarily by future demand forecasts and record changes to such reserves through adjustments to cost of revenues. We assess such demand forecasts on at least a quarterly basis. If we record a charge to reduce inventory to its estimated net realizable value, we cannot increase its carrying value due to subsequent changes in demand forecasts. Accordingly, if inventory previously written down to its net realizable value is subsequently sold, we may realize improved gross profit margins on those transactions.

          We also record a full inventory reserve for evaluation equipment at the time of shipment to our customers as a charge to sales and marketing expense as our experience with this type of inventory indicates it is probable that the inventory will not be realizable. If these evaluation shipments should convert to revenue, we record a benefit to sales and marketing expense and record the full cost of revenues in the period of revenue recognition.

          We have experienced significant changes in our product demand and, as a result, our required inventory reserves have fluctuated in recent periods. As of December 31, 2003 and 2002, inventory of $13.7 million and $10.4 million was net of reserves of $13.8 million and $18.3 million. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a sudden and significant change in the demand for our products, changes in the amount of customer evaluation inventory or higher risks of inventory obsolescence because of rapidly changing technology.

          Warranty Reserve.    Our products are covered by a standard warranty of 90 days for software and one year for hardware. In addition, certain customer contracts include warranty-type provisions for epidemic or similar product failures generally for the contractual period or the life of the product in accordance with published telecommunications standards. We accrue for such contingent obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. We have not incurred significant costs related to such provisions. Our customers typically purchase maintenance and support contracts, which encompass our warranty obligations. Our warranty reserve reflects estimated material and labor costs for potential or actual product issues in our installed base that are not covered under our maintenance contracts but for which we expect to incur an obligation. Our estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts.

          In addition, certain of our customer contracts include provisions under which we may be obligated to pay penalties generally for the contractual period or for the life of the product if our products fail or do not perform in accordance with specifications. We accrue for such contingent obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. We have not incurred significant costs related to such provisions. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. While we believe our warranty reserve is adequate to address known warranty issues, an increase in product failures rates, material usage or service delivery costs may result in an increase to our warranty reserve and our gross profit could be adversely affected.

          Royalty Accrual.    We accrue for royalties related to technology we license from vendors based on established royalty rates and usage. In certain cases, we have been contacted by third parties, who claim that our products infringe on certain intellectual property of the third party. We evaluate these claims and accrue for royalties when the amounts are probable and reasonably estimable. While we believe that the amounts accrued for estimated royalties are adequate, the amounts required to ultimately settle royalty obligations may be different.

          Reserve for Litigation and Legal Fees.    We are subject to various legal claims, including securities litigation and intellectual property claims. We reserve for legal contingencies and legal fees when the amounts are probable and reasonably estimable. Our director and officer liability insurance policies provide only limited liability protection relating to the securities class action and derivative lawsuits against us and certain of our officers and directors. We intend to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts we have previously accrued.

        Accounting for Income Taxes.    SFAS No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We evaluate all available evidence, such as recent and expected future operating results by tax jurisdiction, and current and enacted tax legislation and other temporary differences between book and tax accounting, to determine whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

        As a result of net operating losses incurred in most jurisdictions in which we operate in the past, and uncertainty as to the extent, jurisdiction and timing of profitability in future periods, we have continued to record a full valuation allowance against deferred tax assets, which was approximately $104.7 million as of December 31, 2003. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss in each jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

        Valuation of Long-Lived Assets.    In accordance with SFAS No. 144, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Factors we consider important which could trigger an impairment review include:

  •
  Significant underperformance relative to historical or projected future operating results;

  •
  Significant negative industry or economic trends;

  •
  Significant change in circumstances relative to a large customer;

  •
  Significant decline in our stock price for a sustained period; and

  •
  Our market capitalization relative to our net book value.

        If such circumstances exist, we evaluate the carrying value of long-lived assets, other than goodwill, to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to its estimated fair value. The estimated undiscounted future cash flows and valuation of long-lived assets requires significant estimates and assumptions, including revenue and expense growth projections and fair value estimates such as estimated replacement cost and relief from royalty. These estimates contain management's best estimates, using appropriate and customary assumptions and projections at the time. If different estimates or assumptions are used, it is reasonably possible that our analysis would generate materially different results. As of December 31, 2003 and 2002, we had $2.4 million and $4.8 million of intangible assets. As of December 31, 2001 we had no remaining goodwill and thus were not subject to the transitional provisions of SFAS No. 142.

        Stock-based Compensation.    In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 provides that companies may account for stock-based compensation under either the fair value-based method of accounting under SFAS No. 123 or the intrinsic value-based method provided by APB No. 25, Accounting for Stock Issued to Employees. We use the intrinsic value based method of APB No. 25 to account for all of our employee stock-based compensation plans and use the fair value method of SFAS No. 123 to account for all non-employee stock-based compensation. We follow FIN 28, and amortize the intrinsic value as measured under APB No. 25 on an accelerated basis. SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, requires companies following APB No. 25 to make pro forma disclosure in the notes to the consolidated financial statements using the measurement provisions of SFAS No. 123.

        Restructuring and Other Related Charges.    We established exit plans for each of the restructuring activities which took place in 2001 and 2002 and accounted for these plans in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). These exit plans required that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. The consolidation of facilities required us to make estimates, which included contractual rental commitments or lease buy-outs for office space being vacated and related costs and leasehold improvement write-downs, offset by estimated sub-lease income. We have remaining accrued exit costs of $1,324,000 as of December 31, 2003, which relate to remaining lease payments. SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. A liability is recognized when the severance amounts relate to prior services rendered, the payment of the amount is probable and the amount can be reasonably estimated.

Results of Operations

Years Ended December 31, 2003 and 2002

        Revenues.    Revenues for the years ended December 31, 2003 and 2002 were as follows, in thousands:

	2003	2002
		As Restated
Revenues:
Product	$60,851	$68,572
Service	32,359	25,345

Total revenues	$93,210	$93,917

        Product revenues comprise sales of our voice infrastructure products, including our GSX9000™ Open Services Switch, the Insignus™ Softswitch, the Sonus Insight™ Management System and related product offerings. Product revenues for fiscal 2003 decreased 11% from fiscal 2002. In 2003, we had a lesser concentration of customers. In 2002, one customer represented 42% of revenues due to the deferral of revenue on product shipped during 2001. The related deferred revenue was recognized as revenue in 2002 upon the completion of the delivery of a specified software upgrade in the second quarter of 2002. Absent this, market conditions in 2003 for the sale of voice infrastructure products to telecommunications providers improved.

        Service revenues primarily comprise hardware and software maintenance, network design and other professional services. Service revenues for fiscal 2003 increased 28% from fiscal 2002. The increase in service revenues was primarily due to an increase in maintenance revenue as a result of the growing installed customer base and the completion of significant professional services and installation projects during the year.

        For the years ended December 31, 2003 and 2002, four customers and one customer each contributed more than 10% of our revenues, representing an aggregate of 57% and 42% of total revenues. International revenues, primarily from Asia and Europe, were 21% and 18% of revenues for the years ended December 31, 2003 and 2002.

        The following customers contributed 10% or more of our revenues in the years ended December 31, 2003 and 2002:

Customer	2003	2002
Qwest Communications	18%	42%
Verizon Global Networks	15	*
AT&T Wireless Services	13	—
Global Crossing	11	*

*
Represents less than 10% of revenues.

        Our total deferred revenues for products were $47.9 million and $34.9 million as of December 31, 2003 and 2002. Our total deferred revenues for maintenance and support were $39.1 million and $24.8 million as of December 31, 2003 and 2002. The increase in deferred product revenue was attributable to timing and delivery and acceptance of customer orders. The increase in deferred revenues for maintenance and support was attributable to the growing installed customer base.

        Cost of Revenues/Gross Profit.    Our cost of revenues consists primarily of amounts paid to third party manufacturers for purchased materials and services, manufacturing and professional services personnel and related costs and inventory obsolescence. Manufacturing engineering, documentation control, final testing and assembly are performed at our facility. Cost of revenues and gross profit as a percentage of revenues for the years ended December 31, 2003 and 2002 were as follows (in thousands, except percentages):

	2003	2002
		As Restated
Cost of revenues:
Product	$23,575	$33,573
Service	14,334	11,873
Write-off of inventory and purchase commitments	—	6,130

Total cost of revenues	$37,909	$51,576

Gross profit (% of respective revenues):
Product	61%	51%
Service	56	53
Total gross profit	59	45	(1)

(1)
Includes the impact of a $6.1 million charge for the write-off of inventory and purchase commitments.

        The increase in product gross profit as a percentage of revenues, excluding the write-offs, was primarily due to a greater proportion of revenues of higher margin software as well as the benefit resulting from the sale of inventory previously written down of $5.6 million. In 2002, included in cost of product revenues is $3.0 million for technology and intellectual property licensing related to our products. The increase in service gross profit as a percentage of revenues was primarily due to our ability to leverage scalability of our service organization to fulfill customer service functions.

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel costs and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $32.2 million for fiscal 2003, a decrease of $12.4 million, or 28%, from $44.6 million in fiscal 2002. The decrease primarily reflects a reduction in staffing levels and related expenses attributable to restructuring actions and depreciation expense, partially offset by the cessation in April 2003 of a temporary salary reduction imposed in April 2002. Rapid technological innovation is critical to our long-term success and we intend to continue to make substantial investments to enhance our products and technologies to meet the requirements of our customers and market. Accordingly, we believe that our research and development expenses for fiscal 2004 will increase from fiscal 2003 primarily as a result of additional hiring due to the continuing expansion of our product lines, particularly our access products, and customer demand.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluations and other marketing expenses. Sales and marketing expenses were $23.2 million for fiscal 2003, a decrease of $4.6 million, or 17%, from $27.8 million in fiscal 2002. The decrease primarily reflects a reduction in staffing levels and related expenses attributable to restructuring actions partially offset by the cessation in April 2003 of a temporary salary reduction imposed in April 2002. We believe that our sales and marketing expenses in fiscal 2004 will increase modestly from the fiscal 2003 level primarily as a result of an increase in hiring due to the expansion of our international operations and forecasted higher commissions attributable to increased sales volumes.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses were $10.5 million for fiscal 2003, an increase of $5.3 million, or 100%, from $5.2 million in fiscal 2002. The increase primarily reflects a $4.6 million increase in independent registered public accounting firm audit fees incurred related to our restatements. We believe that our general and administrative expenses in fiscal 2004 will increase materially from the fiscal 2003 level primarily as a result of additional professional fees incurred as part of our investigation, the SEC investigation and securities class action litigation, and for costs associated with improvements we expect to make in our internal control environment to remedy material weaknesses and to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

        Stock-based Compensation Expenses.    Stock-based compensation expenses include the amortization of deferred stock-based compensation resulting primarily from the granting of stock options and stock awards to TTI employees under the 2000 Retention Plan and sales of restricted common stock in connection with our acquisition of TTI. The compensation expense associated with non-employees is recorded at the time services are provided. As of December 31, 2003, we expect to record approximately $564,000 in employee stock based compensation expense for fiscal 2004.

        Stock-based compensation expenses were $3.4 million for fiscal 2003, a decrease of $13.5 million, or 80%, from $16.9 million in fiscal 2002. The decrease is primarily attributable to lower deferred compensation balances resulting from normal amortization, calculated on the accelerated model under FIN 28 as described in Note 1 (m) to our consolidated financial statements, as well as write-offs made in connection with employee terminations and our offer to exchange certain employee stock options in October 2002 described below, which resulted in a charge of $562,000.

        On October 16, 2002, we commenced an offer to exchange (Exchange Offer) outstanding employee stock options for new stock options to be granted on a date that is at least six months and one day from the expiration date of the Exchange Offer. The Exchange Offer expired on November 22, 2002, and outstanding options to purchase approximately 8,973,000 shares of common stock were accepted for exchange and cancelled. On May 27, 2003, employees received an option to purchase one share of common stock for each share of common stock under the exchanged options at an exercise price of $4.08 per share, representing the fair market value of our common stock on the date of grant.

        Goodwill, Purchased Intangible Assets and In-Process Research and Development Expenses.    In fiscal 2001, we acquired certain intellectual property, in-process research and development and intangible assets in connection with our acquisitions of TTI and Linguateq. Amortization of purchased intangible assets was $2.4 million for fiscal 2003, a decrease of $1.8 million, or 43%, from $4.2 million for fiscal 2002. In the third quarter of fiscal 2002, in accordance with SFAS No. 142, in response to unfavorable business conditions, we re-evaluated the fair value of our goodwill and as a result recorded a non-cash impairment charge of $10.9 million for the write-off of goodwill established in connection with the acquisitions of TTI and Linguateq. The decrease in amortization expenses for 2003 is due to the write-off of certain purchased intangibles in fiscal 2002. We expect to recognize amortization expense of $2.4 million in fiscal 2004 for the remaining value of the intangible assets.

        Restructuring Charges, net.    Commencing in the third quarter of fiscal 2001 and extending through fiscal 2002, in response to unfavorable business conditions primarily caused by significant reductions in capital spending by telecommunications service providers, we implemented restructuring actions designed to reduce expenses and align our cost structure with our revised business outlook. The restructuring actions included worldwide workforce reductions, consolidation of excess facilities and the write-off of inventory and purchase commitments. See Note 3 to our consolidated financial statements.

  Workforce reduction.    In fiscal 2002, we reduced our worldwide work force for which we recorded a charge of $5.3 million. As of December 31, 2003, all cash expenditures had been made related to this reduction.

  Consolidation of excess facilities.    In fiscal 2002, we recorded a net restructuring charge of $2.5 million for the additional consolidation of excess facilities, of which $1.0 million was paid in 2002 and $1.1 million was paid in 2003. As of December 31, 2003, we expected to pay the remaining $1.1 million relating to the consolidation of excess facilities through 2008.

  Write-off of inventory and purchase commitments.    In fiscal 2002, we recorded net charges to cost of revenues of $6.1 million, consisting of $4.5 million for excess and obsolete inventory and $1.6 million for purchase commitments that were in excess of required quantities. The charge for purchase commitments was recorded on the balance sheet as accrued restructuring expenses.

        Interest Income (Expense), net.    Interest income consists of interest earned on our cash balances and marketable securities. Interest expense consist of interest incurred on convertible subordinated notes, equipment financing and capital lease arrangements. Interest income, net of interest expense, was $1.5 million for fiscal 2003, an increase of $200,000 from $1.3 million in fiscal 2002. The increase reflects an increase in our cash and investments balances from our completed public offerings in April and September 2003.

        Net Operating Loss Carryforwards.    As of December 31, 2003, we had approximately $190.0 million of federal net operating loss carryforwards for tax purposes available to offset future taxable income. These net operating loss carryforwards expire at various dates through 2023, to the extent that they are not used. We have not recognized any benefit from the future use of net operating loss carryforwards for fiscal 2003 and 2002, or for any other periods since inception. Use of the net operating loss carryforwards may be limited in future years if there is a significant change in our ownership. We have recorded a full valuation allowance for the related net deferred tax asset due to the uncertainty of realizing the benefit of this asset.

        Income Taxes.    We have provided $302,000 in 2003 and $86,000 in 2002 for foreign income taxes and state minimum taxes in the United States.

Years Ended December 31, 2002 and 2001

        Revenues.    Revenues for the years ended December 31, 2002 and 2001 were as follows, in thousands:

	2002	2001
	As Restated	As Restated
Revenues:
Product	$68,572	$104,646
Service	25,345	24,154

Total revenues	$93,917	$128,800

        Product revenues for fiscal 2002 decreased 34% from fiscal 2001. The decrease in product revenues was the result of significant declines in capital spending by telecommunications service providers and financial difficulties, including in some cases bankruptcies, experienced by certain emerging service providers, including some of our customers. In 2002, one customer represented 42% of revenues, which were primarily related to the delivery of a specified software upgrade in 2002 from a shipment completed in 2001. Service revenues for fiscal 2002 increased 5% from fiscal 2001 primarily due to a greater installed base of products under maintenance contracts and an increase in product installation revenues.

        The following customers contributed 10% or more of our revenues in the years ended December 31, 2002 and 2001:

Customer	2002	2001
Qwest Communications	42%	—%
Nissho Electronics Corporation	*	21
XO Communications	*	21
Global Crossing	*	18

*
Represents less than 10% of revenues.

        Cost of Revenues/Gross Profit.    Cost of revenues and gross profit as a percentage of revenues for the years ended December 31, 2002 and 2001 were as follows (in thousands, except percentages):

	2002		2001
	As Restated		As Restated
Cost of revenues:
Product	$33,573		$43,717
Service	11,873		19,061
Write-off of inventory and purchase commitments	6,130		—

Total cost of revenues	$51,576		$62,778

Gross profit (% of respective revenues):
Product	51%		58%
Service	53		21
Total gross profit	45	(1)	51

(1)
Includes the impact of a $6.1 million charge for the write-off of inventory and purchase commitments.

        The decrease in product gross profit as a percentage of revenues, excluding the write-offs, was primarily due to a higher proportion of fixed costs resulting from the significant decline in revenue as well as $3.0 million for technology and intellectual property licensing related to our products in 2002. The increase in service gross profit as a percentage of revenues was primarily due to cost-cutting measures attributed to our restructuring actions.

        Research and Development Expenses.    Research and development expenses were $44.6 million for fiscal 2002, a decrease of $19.3 million, or 30%, from $63.9 million in fiscal 2001. The decrease primarily reflects a reduction in salaries, related expenses attributable to restructuring actions and, to a lesser extent, reductions in consulting fees and prototype costs.

        Sales and Marketing Expenses.    Sales and marketing expenses were $27.8 million for fiscal 2002, a decrease of $13.1 million, or 32%, from $40.9 million in fiscal 2001. The decrease primarily reflects a reduction in salaries and related expenses attributable to restructuring actions and a reduction in commissions due to the decline in revenues, partially offset by increased costs for customer evaluation equipment.

        General and Administrative Expenses.    General and administrative expenses were $5.2 million for fiscal 2002, a decrease of $7.6 million, or 59%, from $12.8 million in fiscal 2001. The decrease primarily reflects reductions in salaries and related expenses attributable to restructuring actions, consultants and a reduction in the provision for doubtful accounts, and, to a lesser extent, reductions in travel and entertainment and supplies.

        Stock-based Compensation Expenses.    Stock-based compensation expenses were $16.9 million for fiscal 2002, a decrease of $57.2 million, or 77%, from $74.1 million in fiscal 2001. The decrease is primarily attributable to lower deferred compensation balances resulting from normal amortization, calculated on the accelerated model under FIN 28 as described in Note 1 (m) to our consolidated financial statements, write-offs made in connection with employee terminations and our offer to exchange certain employee stock options.

        Goodwill, Purchased Intangible Assets and In-Process Research and Development Expenses.    In January 2001, we acquired certain intellectual property, in-process research and development and intangible assets in connection with our acquisition of TTI, which resulted in the recording of $520.6 million of goodwill and other intangibles. Results for fiscal 2001 included a $40.8 million write off of TTI purchased in-process research and development. Amortization of TTI purchased intangible assets was $3.9 million for fiscal 2002, a decrease of $66.5 million from $70.4 million for fiscal 2001. This decrease is primarily the result of a write-off of $392.4 million of TTI goodwill and purchased intangible assets in fiscal 2001. See Notes 4 and 5 to our consolidated financial statements.

        In July 2001, we completed the acquisition of certain intellectual property and other assets of privately-held Linguateq, a provider of data distribution and billing application software, which resulted in the recording of $5.2 million of goodwill and purchased intangible assets. Results for fiscal 2001 included a non-cash charge of $3.8 million for purchased in-process research and development. Amortization of Linguatec purchased intangible assets was $358,000 for fiscal 2002, an increase of $191,000 from $167,000 for fiscal 2001. See Note 6 to our consolidated financial statements.

        Write-Off of Goodwill and Purchased Intangible Assets.    In response to unfavorable business conditions, we re-evaluated the fair value of goodwill established in connection with the acquisitions of TTI and Linguatec and as a result recorded a non-cash impairment charge of $11.0 million in fiscal 2002 for the write-off of goodwill.

        In fiscal 2001, in light of negative industry and economic conditions, a general decline in technology valuations and our decision to discontinue the development and use of certain acquired technology, we performed an assessment of the carrying value of the goodwill and purchased intangible assets recorded in connection with our acquisition of TTI. In accordance with SFAS No. 121, we recorded a non-cash impairment charge of $392.4 million in fiscal 2001 for the write-off of goodwill and certain purchased intangible assets because the estimated undiscounted future cash flows of these assets was less than the carrying value.

        Restructuring Charges, net.    Commencing in the third quarter of fiscal 2001 and continuing through fiscal 2002, in response to unfavorable business conditions primarily caused by significant reductions in capital spending by telecommunications service providers, we implemented restructuring actions designed to reduce expenses and align our cost structure with our revised business outlook. The restructuring actions included worldwide workforce reductions, consolidation of excess facilities and the write-off of inventory and purchase commitments. See Note 3 to our consolidated financial statements.

  Workforce reduction.    Restructuring actions in fiscal 2001 resulted in the reduction of our work force by approximately 150 employees, or 21%. Restructuring actions in fiscal 2002 reduced the work force by an additional 230 employees, or 39%. The affected employees were entitled to severance and other benefits for which we recorded charges of $5.3 million in fiscal 2002 and $3.5 million in fiscal 2001.

  Consolidation of excess facilities and other charges.    We recorded net restructuring charges of $2.5 million and $3.8 million in fiscal 2002 and 2001 for the consolidation of excess facilities and other miscellaneous charges, which are included on the balance sheet as accrued restructuring expenses and long-term obligations.

  Write-off of inventory and purchase commitments.    During fiscal 2002, we recorded charges to cost of revenues of $6.1 million, consisting of $4.5 million for excess and obsolete inventory and $1.6 million for purchase commitments that are in excess of required quantities.

        Interest Income (Expense), net.    Interest income consists of interest earned on our cash balances and marketable securities. Interest expense consists of interest incurred on convertible subordinated notes, equipment financing and capital lease arrangements. Interest income, net of interest expense, was $1.3 million for fiscal 2002, a decrease of $3.6 million from $4.9 million in fiscal 2001. The decrease primarily reflects a reduction in interest rates and average invested balances.

        Income Taxes.    We have provided $86,000 in 2002 for foreign income taxes and state minimum taxes in the United States. No amounts for income taxes had been provided for fiscal 2001, due to accumulated net losses.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

        At December 31, 2003, our principal source of liquidity was our cash, cash equivalents and marketable securities that totaled $305.4 million. In September 2003, we completed a public offering of 17,000,000 shares of our common stock at a price of $7.75 per share resulting in net proceeds of $126.1 million after deducting offering costs of $5.7 million. In April 2003, we completed a public offering of 20,000,000 shares of our common stock at a price of $3.05 per share, resulting in net proceeds of $56.7 million after deducting offering costs of $4.3 million.

        Our operating activities provided net cash of $4.8 million in fiscal 2003, as compared to net cash used of $8.5 million in fiscal 2002. Net cash provided by operating activities in 2003 was attributable primarily to an increase in deferred revenue of $27.2 million, non-cash expense items of $15.5 million, offset in part by a net loss of $15.1 million, an increase in accounts receivable of $19.1 million and an increase in other working capital accounts of $3.7 million.

        Net cash used in investing activities was $114.8 million for fiscal 2003, as compared to net cash provided by $11.6 million for fiscal 2002. Net cash used by investing activities for fiscal 2003 primarily reflects net purchases of marketable securities of $110.8 million resulting from the proceeds of our public offerings of common stock completed in April and September 2003, in addition to purchases of property and equipment of $3.2 million. Net cash provided by investing activities for fiscal 2002 primarily reflects net maturities of marketable securities of $15.1 million, partially offset by purchases of property and equipment of $3.4 million. We have no current material commitments for capital expenditures but do expect approximately $7.0 to $10.0 million in capital expenditures during fiscal 2004.

        We had a $10.0 million equipment line of credit and a $20.0 million working capital line of credit with a bank available through March 23, 2004. We did not renew the lines of credit upon their expiration. As of December 31, 2003, we had no amounts outstanding under the equipment line of credit. See Note 11 to our consolidated financial statements.

        Net cash provided by financing activities was $186.4 million for fiscal 2003, as compared to $5.1 million for fiscal 2002. The net cash provided by financing activities for fiscal 2003 primarily resulted from the net proceeds of $182.8 million from the public offerings of common stock completed in April and September 2003 as well as $6.9 million from the sale of common stock in connection with stock option exercises and our employee stock purchase plan, offset by payments of $3.4 million on the equipment line of credit. The net cash provided by financing activities for fiscal 2002 primarily resulted from proceeds of $3.0 million from the sale of common stock in connection with stock option exercises and our employee stock purchase plan and net borrowings on our bank equipment line of credit.

        The following summarizes our future contractual obligations as of December 31, 2003, in thousands:

	Payment Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Long-term debt obligations	$11,188	$475	$10,713	$—	$—
Capital lease obligations	219	189	30	—	—
Operating lease obligations	4,111	1,693	2,205	213	—

Total	$15,518	$2,357	$12,948	$213	$—

        Based on our past performance and current expectations, we believe our current cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. Although it is difficult to predict future liquidity requirements with certainty, the rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business and the resources we devote to developing our products. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, and for other general corporate activities, as well as to vigorously defend against existing and potential litigation and resolve pending or potential investigations relating to the restatement of our consolidated financial statements. See Note 13 to our consolidated financial statements.

Recent Accounting Pronouncements

        In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The FIN 45 disclosure requirements are included in Note 8(c) to our consolidated financial statements. The adoption of FIN 45 did not have a material impact on our financial position or results of operations.

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities and, in December 2003, issued a revision to that interpretation (FIN 46R). FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (VIE) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. We currently do not have any variable interest entities.

        In May 2003, the FASB issued SFAS No. 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on our overall financial position or results of operations.

        In August 2003, the EITF reached a consensus on Issue No. 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. EITF Issue No. 03-05 addresses the applicability of SOP 97-2 to non-software deliverables in an arrangement containing more-than-incidental software. In an arrangement that includes software that is more-than-incidental to the products or services as a whole, software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software products and services, as well as any non-software deliverables for which a software deliverable is essential to its functionality. The adoption of this statement did not have a material impact on our consolidated financial results.

        In December 2003, the staff of the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104's primary purpose is to rescind the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB No. 104 rescinds the SEC's related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, which was effective upon issuance. We adopted the provisions of SAB No. 104 in the fourth quarter of 2003. Our adoption of SAB No. 104 did not have a material effect on its financial position or results of operations.

Explanation of Use of Non-GAAP Financial Results

        In addition to our audited financial results in accordance with United States generally accepted accounting principles (GAAP), to assist investors in light of the restatements for prior periods, we may on occasion provide certain non-GAAP financial results as an alternative means to explain our periodic results. The non-GAAP financial results typically may exclude non-cash or one-time charges or benefits.

        Our management uses the non-GAAP financial results as an alternative means for assessing internally our quarterly operations. By excluding non-cash charges such as stock-based compensation, amortization of goodwill and purchased intangible assets, write-off of goodwill and purchased intangible assets and in-process research and development expenses, our management can evaluate our operations excluding these non-cash charges and can compare its results on a more consistent basis to the results of other companies in our industry. By excluding one-time charges such as restructuring charges (benefits) and inventory write-offs, our management can compare our ongoing operations to prior quarters where such items may be materially different and to ongoing operations of other companies in our industry who may have materially different one-time charges. Even though our management recognizes that non-GAAP financial results are not a substitute for GAAP results, non-GAAP measures are helpful in assisting our management in understanding and managing our business.

        Our management believes that the non-GAAP financial results may also provide useful information to investors. Non-GAAP results may also allow investors and analysts to more readily compare our operations to prior financial results and to the financial results of other companies in the industry who similarly provide non-GAAP results to investors and analysts. Investors may seek to evaluate our business performance and the performance of our competitors as they relate to cash. Excluding one-time and non-cash charges may assist investors in this evaluation and comparisons.

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

If we are not current in our SEC filings, we will face several adverse consequences.

        NASDAQ has notified us that we must timely file all periodic reports with the SEC and NASDAQ for all reporting periods ending on or before June 30, 2005. Until we file our Form 10-Q for the quarter ended March 31, 2004, or if we are unable to remain current in our financial filings, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans), or pursuant to certain "private placement" rules of the SEC under Regulation D, to any purchasers not qualifying as "accredited investors." In addition, our affiliates will not be able to sell our securities pursuant to Rule 144 under the Securities Act until the Form 10-Q for the quarter ended March 31, 2004 is filed. Finally, we will not be eligible to use a "short form" registration statement on Form S-3 for a period of 12 months after the time we become current in our filings. These restrictions may impair our ability to raise funds in the public markets, should we desire to do so, and to attract and retain key employees.

Our common stock may be delisted from the NASDAQ National Market and transferred to the National Quotation Service Bureau ("Pink Sheets"), which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

        If we fail to keep current in our SEC filings, our common stock may be delisted from the NASDAQ National Market and subsequently would trade on the Pink Sheets. The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock on the Pink Sheets will materially adversely affect our access to the capital markets, and the limited liquidity and reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Stocks that trade on the Pink Sheets are no longer eligible for margin loans, and a company trading on the Pink Sheets cannot avail itself of federal preemption of state securities or "blue sky" laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. Our delisting from the NASDAQ National Market and transfer to the Pink Sheets may also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

We have identified material weaknesses in our controls and procedures, which, if not remedied effectively, could seriously harm our business.

        Management and our independent auditors have concluded that our controls and procedures had material weaknesses as of December 31, 2003. We have commenced the design and implementation of new and enhanced controls and procedures to address those material weaknesses. Our inability to remedy such material weaknesses promptly and effectively could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. While we are completing the design and implementation of our controls environment, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or ensure the accuracy of our financial statements or SEC reporting.

Failure or circumvention of our controls and procedures could seriously harm our business.

        We are making significant changes in our internal controls and our disclosure controls and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. The failure or circumvention of our controls, policies and procedures could have a material adverse effect on our business, results of operations and financial condition.

If we fail to meet the requirements of new regulations regarding the effectiveness of internal control over financial reporting, our financial reporting and business will be negatively affected.

        Pursuant to new SEC rules under the Sarbanes-Oxley Act of 2002, we are required to include in our future Form 10-K filings a report by our management as to the effectiveness of our internal control over financial reporting. Beginning with our Form 10-K for 2004, our independent auditors will be required to attest to and report on the evaluation by management. We have implemented a number of changes designed to improve our internal control over financial reporting, and we anticipate making further changes to improve them, some of which may result in higher future operating expenses and capital expenditures. If we fail to strengthen our internal control over financial reporting, or receive an adverse opinion from our auditors as to the adequacy of our internal control over financial reporting, our ability to manage our business may be impaired, errors may occur or fail to be identified, and our financial condition could be harmed.

Our business has been adversely affected by developments in the telecommunications industry and these developments may continue to affect our revenues and operating results.

        From our inception through the year 2000, the telecommunications market experienced rapid growth spurred by a number of factors, including deregulation in the industry, entry of a large number of new emerging service providers, growth in data traffic and the availability of significant capital from the financial markets. Commencing in 2001 and continuing in 2002 and 2003, the telecommunications industry experienced a reversal of some of these trends, marked by dramatic reductions in capital expenditures, financial difficulties, and, in some cases, bankruptcies experienced by service providers. These conditions caused a substantial, unexpected reduction in demand for telecommunications equipment, including our products.

        We expect the developments described above to continue to affect our business in the following manner:

  •
  our ability to accurately forecast revenue and plan our business is diminished;

  •
  our revenues could be unexpectedly reduced; and

  •
  we may incur losses because a high percentage of our operating expenses are expected to continue to be fixed in the short-term.

        Our business, operating results and financial condition could be materially and adversely affected by any one or a combination of the above.

We expect that a majority of our revenues will be generated from a limited number of customers and we will not be successful if we do not grow our customer base.

        To date, we have shipped our products to a limited number of customers. We expect that in the foreseeable future, the majority of our revenues will continue to depend on sales of our products to a limited number of customers. Four, one and three customers each contributed more than 10% of our revenues for the 2003, 2002 and 2001 fiscal years, which represented an aggregate of 57%, 42% and 60% of total revenues.

        Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by:

  •
  customer unwillingness to implement our new voice infrastructure products or renew contracts as they expire;

  •
  potential customer concerns with selecting an emerging telecommunications equipment vendor;

  •
  delays or difficulties that we may incur in completing the development and introduction of our planned products or product enhancements;

  •
  further deterioration in the general financial condition of service providers, including additional bankruptcies, or inability to raise capital;

  •
  new product introductions by our competitors;

  •
  failure of our products to perform as expected; or

  •
  difficulties we may incur in meeting customers' delivery requirements.

        The loss of any of our significant customers or any substantial reduction in orders or contractual commitments from these customers could materially adversely affect our financial condition and results of operations. If we do not expand our customer base to include additional customers that deploy our products in operational commercial networks, our business, operating results and financial condition could be materially and adversely affected.

The market for voice infrastructure products for the new public network is new and evolving and our business will suffer if it does not develop as we expect.

        The market for our products continues to evolve. In particular, wireless, cable and broadband access networks are emerging to become important markets for our products. Packet-based technology may not become widely accepted as a platform for voice and a viable market for our products may not be sustainable. If this market does not develop, or develops more slowly than we expect, we may not be able to sell our products in significant volume.

If we do not anticipate and meet specific customer requirements or if our products do not interoperate with our customers' existing networks, we may not retain current customers or attract new customers.

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

Our large customers have substantial negotiating leverage, which may require that we agree to terms and conditions that may have an adverse effect on our business.

        Large telecommunications providers have substantial purchasing power and leverage negotiating contractual arrangements with us. These customers may require us to develop additional features and require penalties for failure to deliver such features. As we seek to sell more products to this class of customer, we may be required to agree to such terms and conditions, which may affect the timing of revenue recognition and amount of deferred revenues and may have an adverse effect on our business and financial condition.

We may face risks associated with our international expansion that could impair our ability to grow our revenues abroad.

        International revenues, primarily attributable to Asia and Europe, were 21% of our revenues for fiscal 2003, and we intend to continue to expand our sales into international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues. We have limited experience marketing, distributing and supporting our products internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including:

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

  •
  political and economic instability.

We may not become profitable.

        We have incurred significant losses since inception and, as of December 31, 2003, had an accumulated deficit of $808.6 million. We have not achieved profitability on an annual basis and may incur additional net losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

The unpredictability of our quarterly results may adversely affect the trading price of our common stock.

        Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. Generally, purchases by service providers of telecommunications equipment from manufacturers have been unpredictable and clustered, rather than steady, as the providers build out their networks. The primary factors that may affect our revenues and results include the following:

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

  •
  general economic conditions, as well as those specific to the telecommunications, networking and related industries; and

  •
  the application of complex revenue recognition accounting rules to our customer arrangements.

        As with other telecommunications product suppliers, we may recognize a substantial portion of our revenue in a given quarter from sales booked and shipped in the last weeks of that quarter. As a result, delays in customer orders may result in delays in shipments and recognition of revenue beyond the end of a given quarter.

        A significant portion of our operating expenses is fixed in the short-term. If revenues for a particular quarter are below expectations, we may not be able to reduce operating expenses proportionally for the quarter. Any such revenue shortfall would, therefore, have a significant effect on our operating results for the quarter.

        We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is likely that in some future quarters, our operating results may be below the expectations of public market analysts and investors, which may adversely affect our stock price.

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

        The market for packet voice infrastructure products is likely to be characterized by rapid technological change and frequent new product introductions. We may be unable to respond quickly or effectively to these developments. We may experience difficulties with software development, hardware design, manufacturing or marketing that could delay or prevent our development, introduction or marketing of new products and enhancements. The introduction of new products by our competitors, the market acceptance of products based on new or alternative technologies or the emergence of new industry standards could render our existing or future products obsolete. If the standards adopted are different from those that we have chosen to support, market acceptance of our products may be significantly reduced or delayed. If our products become technologically obsolete, we may be unable to sell our products in the marketplace and generate revenues.

If we fail to compete successfully, our ability to increase our revenues or achieve profitability will be impaired.

        Competition in the telecommunications market is intense. This market has historically been dominated by large companies, such as Lucent Technologies, Nortel Networks and Siemens, all of which are our direct competitors. We also face competition from other large telecommunications and networking companies, including Cisco Systems, some of which have entered our market by acquiring companies that design competing products. Because this market is rapidly evolving, additional competitors with significant financial resources may enter these markets and further intensify competition.

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

  •
  provide effective network management;

  •
  are accompanied by comprehensive customer support and professional services; and

  •
  provide a cost-effective and space efficient solution for service providers.

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

Because our products are deployed in large, complex networks around the world, failure to establish a support infrastructure and maintain required support levels could seriously harm our business.

        Our products are deployed in large and complex networks around the world. Our customers expect us to establish a support infrastructure and maintain demanding support standards to ensure that their networks maintain high levels of availability and performance. To support the continued growth of our business, our support organization will need to provide service and support at a high level throughout the world. If we are unable to provide the expected level of support and service to our customers, we could experience:

  •
  loss of customers and market share;

  •
  a failure to attract new customers in new geographies;

  •
  increased service, support and warranty costs and a diversion of development resources; and

  •
  network performance penalties.

We have experienced changes in our senior management, which could affect our business and operations.

        Since April 2004, we have made significant changes in our senior management team. We have hired a President and Chief Operating Officer and a new Vice President of Finance, Corporate Controller and Chief Accounting Officer. We presently are in the process of recruiting a new Chief Financial Officer. Because of these recent changes, our management team may not be able to work together effectively to successfully develop and implement our business strategies and financial operations. In addition, management will need to devote significant attention and resources to preserve and strengthen relationships with employees, customers and the investor community. If our new management team is unable to achieve these goals, our ability to grow our business and successfully meet operational challenges could be impaired.

If we fail to hire and retain needed personnel, the implementation of our business plan could slow or our future growth could halt.

        Our business depends upon highly skilled engineering, sales, marketing and customer support personnel. Any failure to hire or retain needed qualified personnel could impair our growth. Our future success depends upon the continued services of our executive officers who have critical industry experience and relationships that we rely on to implement our business plan. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our officers or key employees could delay the development and introduction of, and negatively impact our ability to sell, our products.

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

        We rely on a small number of contract manufacturers to manufacture our products according to our specifications and to fill orders on a timely basis. Our contract manufacturers provide comprehensive manufacturing services, including assembly of our products and procurement of materials. Each of our contract manufacturers also builds products for other companies and may not always have sufficient quantities of inventory available to fill our orders or may not allocate their internal resources to fill these orders on a timely basis. We do not have long-term supply contracts with our manufacturers and they are not required to manufacture products for any specified period. We do not have internal manufacturing capabilities to meet our customers' demands. Qualifying a new contract manufacturer and commencing commercial scale production is expensive and time consuming and could result in a significant interruption in the supply of our products. If a change in contract manufacturers results in delays in our fulfillment of customer orders or if a contract manufacturer fails to make timely delivery of orders, we may lose revenues and suffer damage to our customer relationships.

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

        We currently do not have long-term supply contracts with our component suppliers and they are not required to supply us with products for any specified periods, in any specified quantities or at any set price, except as may be specified in a particular purchase order. In the event of a disruption or delay in supply, or inability to obtain products, we may not be able to develop an alternate source in a timely manner or at favorable prices, or at all. A failure to find acceptable alternative sources could hurt our ability to deliver high-quality products to our customers and negatively affect our operating margins. In addition, reliance on our suppliers exposes us to potential supplier production difficulties or quality variations. Our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of key components would seriously adversely affect our ability to meet these dates and could result in legal action by our customers, loss of customers or harm to our ability to attract new customers.

If we are not able to obtain necessary licenses of third party technology at acceptable prices, or at all, our products could become obsolete.

        We have incorporated third party licensed technology into our current products. From time to time, we may be required to license additional technology from third parties to develop new products or product enhancements. Third party licenses may not be available or continue to be available to us on commercially reasonable terms. The inability to maintain or re-license any third party licenses required in our current products or to obtain any new third party licenses to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, and delay or prevent us from making these products or enhancements, any of which could seriously harm the competitiveness of our products.

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

        Although we have no current plans or agreements to do so, we intend to consider investing in, or acquiring, complementary products, technologies or businesses. In the event of future investments or acquisitions, we could:

  •
  issue stock that would dilute our current stockholders' percentage ownership;

  •
  incur debt or assume liabilities;

  •
  incur significant impairment charges related to the write-off of goodwill and purchased intangible assets;

  •
  incur significant amortization expenses related to purchased intangible assets; or

  •
  incur large and immediate write-offs for in-process research and development and stock based compensation.

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

We face risks related to securities litigation and investigations that could have a material adverse effect on our business, financial condition and results of operations.

        We have been named as a defendant in a number of securities class action and derivative lawsuits and are the subject of a formal investigation initiated by the SEC. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in some of these lawsuits. Defending against existing and potential litigation relating to the restatement of our consolidated financial statements will likely require significant attention and resources of management. Regardless of the outcome, such litigation and investigation will result in significant legal expenses and may also negatively affect our relationships with our customers and our employees. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could have a material adverse effect on our business, results of operations and financial condition.

The limitations of our director and officer liability insurance may materially harm our business and financial condition.

        Our director and officer liability insurance policies provide only limited liability protection relating to the securities class action and derivative lawsuits against us and certain of our officers and directors. If these policies do not adequately cover expenses and certain liabilities relating to these lawsuits, our financial condition could be materially harmed. The facts underlying the lawsuits and SEC investigation have made director and officer liability insurance extremely expensive for us, and may make this insurance coverage unavailable for us in the future. Increased premiums could materially harm our financial results in future periods. The inability to obtain this coverage due to its unavailability or prohibitively expensive premiums would make it more difficult to retain and attract officers and directors and expose us to potentially self-funding any potential future liabilities ordinarily mitigated by director and officer liability insurance.

Management's time and effort expected to be spent to respond to the SEC investigation may adversely affect our business and our results of operations.

        We have received a formal order of private investigation from the SEC. Our management will spend considerable time and effort cooperating with the SEC in its investigation. The significant time and effort expected to be spent on this SEC investigation may adversely affect our business, results of operations and financial condition. We may incur substantial costs in connection with the investigation including fines and significant legal expenses.

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

        Some stockholders who acquired shares prior to our IPO or in connection with our acquisition of TTI hold a substantial number of shares of our common stock that have not yet been sold in the public market. Further, additional shares may become available for sale upon the conversion or redemption of our convertible subordinated note. Sales of a substantial number of shares of our common stock within a short period of time in the future could impair our ability to raise capital through the sale of additional debt or stock and/or cause our stock price to fall.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of Sonus Networks, Inc. are filed as a part of this Amendment No. 1 to Annual Report on Form 10-K/A beginning on page F-1.

ITEM 9A. CONTROLS AND PROCEDURES

        Our current management, with the participation of our principal executive officer and co-principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2003, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. As noted below, we have identified material weaknesses in our internal controls and procedures, as they existed as of December 31, 2003.

        As more fully described elsewhere in this Form 10-K/A, we postponed the release of our financial results for the quarter and year ended December 31, 2003 pending the completion of the audit of our 2003 financial statements. On February 11, 2004, in connection with this year-end audit, we announced that we and our independent auditors had identified certain issues, practices and actions of certain employees relating to both the timing of revenue recognized from certain customer transactions and to certain other financial statement accounts, which may affect our 2003 financial statements and possibly financial statements for prior periods. Additionally, we announced that in response to the issues identified we were performing a detailed review of the revenue for the time periods in which revenue was recorded, and of certain other financial statement accounts, and that the audit committee of our board of directors was conducting an independent investigation with the assistance of independent legal and accounting advisors. During the course of our review and the audit committee's investigation, we determined that the accounting with respect to certain prior period transactions required adjustment. As a result, we have restated our consolidated financial statements for the years ended December 31, 2002 and 2001 and for the nine months ended September 30, 2003.

        In connection with our restatement, we and Ernst & Young LLP, our independent auditors, identified and reported to our audit committee significant internal control matters that collectively constitute "material weaknesses." These internal control matters, any one or more of which may individually or together constitute a material weakness, include: insufficient contract review and documentation; inadequate supervision and review within the finance and accounting department; inadequate segregation of duties; insufficient supporting documentation for and review of account reconciliations; lack of adequate controls over cash receipts; lack of adequate technical accounting expertise; insufficient equity review procedures and documentation; flawed foundations for accounting estimates; and inadequate quarterly and year-end financial statement close and review procedures.

        During 2004, through the filing date of this report, we have begun to implement changes to our infrastructure and related processes to address such issues. These measures include the following:

  •
  We have hired a President and Chief Operating Officer and a new Vice President of Finance, Corporate Controller and Chief Accounting Officer as well as other personnel into our finance and accounting organization who have expertise in financial controls and reporting, to improve the overall quality and level of experience in our finance and accounting organization. We are actively recruiting other senior level members of the finance and accounting organization, including a Chief Financial Officer and Director of Internal Audit.

  •
  We have made, and will continue to make, changes in our finance and accounting organization to provide clearer segregation of responsibilities and supervision with regard to, among others, account reconciliations and documentation supporting our quarterly and annual financial statements.

  •
  We have a Code of Business Conduct and Ethics. We terminated two employees for breach of the code, including the individual who then was our controller. We also have communicated to senior management and other key personnel the importance of these requirements and will be conducting additional training.

  •
  We have a formal reporting system to enable employees to identify potential concerns or ethical issues on an anonymous basis. We will be communicating to employees, from time to time, about the availability of this system and will be conducting training on this system.

  •
  We are implementing an enhanced quarterly financial review process, which will include a formal closing meeting each quarter chaired by the chief accounting officer and attended by a cross-section of senior financial management.

  •
  We are establishing a cross-functional bids and proposals group to manage customer contract negotiation, review and implementation and assess related revenue recognition implications.

  •
  We have initiated additional training of our sales and marketing organizations regarding revenue recognition rules and best practices.

        With the assistance of our advisors, we plan to take additional steps to strengthen our internal controls, including expansion of our transaction approval procedures to include the involvement of sales and service personnel and the implementation of a formal contract review procedure; implementation of processes to improve communication among our various functional groups, which include sales, manufacturing, customer support, engineering, accounting, and legal, during the contract negotiation and implementation phases; implementation of an internal audit function; and improved operating controls and reporting processes.

        Based on the evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2003, which included an evaluation of the effectiveness of our disclosure controls and procedures applicable to the periods covered by the filing of this periodic report, and subject to the information set forth in this Item 9A, our principal executive officer and co-principal financial officers have concluded that our disclosure controls and procedures were inadequate, as further described in this Item 9A. There was no change in our internal control over financial reporting (as defined in Rules 240.13a-15(f) and 240.15d-15(f) of the Exchange Act) during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to December 31, 2003, and up to the filing date of this report, we implemented a detailed reconstruction of the accounting records in support of the financial statements contained herein utilizing experts in accounting, appraisals, and other consultants under the direction of new financial management.

        Based on the changes and improvements made since January 1, 2004, our management, including our principal executive officer and co-principal financial officers, believes that as of the date of this filing, our disclosure controls and procedures (1) were designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our principal executive officer and co-principal financial officers by others within those entities, and (2) given the late filing of this Amendment No. 1 on Form 10-K/A and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, are not yet effective but have improved since December 31, 2003 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. We currently are designing and implementing a new controls environment to address the material weaknesses described above. While this design and implementation phase is underway, we are relying on extensive manual procedures, including regular reviews and the significant utilization of outside accounting professionals, to assist us with meeting the objectives otherwise fulfilled by an effective controls environment. We expect to establish and implement a system and policy-based set of controls. While we are completing the design and implementation of our controls environment, there remains risk that the transitional controls on which we are currently relying will fail to be sufficiently effective. We also note, however, that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems as we develop them may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

        The certifications of our principal executive officer and the co-principal financial officers required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Amendment No. 1 on Form 10-K/A. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. This Item 9A should be read in conjunction with the officer certifications for a more complete understanding of the topics presented.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth our executive officers and directors, their respective ages and positions as of May 31, 2004:

Name	Age	Position
Hassan M. Ahmed	46	Chief Executive Officer and Chairman of the Board of Directors
Rubin Gruber	59	Chairman Emeritus of the Board of Directors and Director
Edward N. Harris	42	Vice President of Manufacturing
Michael G. Hluchyj	49	Chief Technology Officer, Vice President and Secretary
Paul R. Jones	54	Vice President of Engineering
Jeffrey Mayersohn	52	Vice President of Customer Support and Professional Services
Bradley T. Miller	42	Vice President of Finance, Corporate Controller and Chief Accounting Officer
Albert A. Notini	47	President, Chief Operating Officer and Director
John Michael O'Hara	37	Vice President of Marketing
Gary A. Rogers	48	Vice President of Worldwide Sales
Edward T. Anderson (1)	54	Director
Paul J. Ferri (1)(2)(3)	65	Director
Paul J. Severino (1)(2)	57	Director
H. Brian Thompson (3)	65	Director

(1)
Member of audit committee.

(2)
Member of compensation committee.

(3)
Member of nominating committee.

        Hassan M. Ahmed has been Chief Executive Officer and a member of our Board of Directors since November 1998 and Chairman of our Board of Directors since April 2004. From November 1998 to April 2004, he was also our President. From July 1998 to November 1998, Mr. Ahmed was Executive Vice President and General Manager of the Core Switching Division of Ascend Communications, Inc., a provider of wide area network switches and access data networking equipment, and from July 1997 until July 1998 was a Vice President and General Manager of the Core Switching Division. From June 1995 to July 1997, Mr. Ahmed was Chief Technology Officer and Vice President of Engineering for Cascade Communications Corp., a provider of wide area network switches. From 1993 until June 1995, Mr. Ahmed was a founder and President of WaveAccess, Inc., a supplier of wireless communications. Prior to that, he was an Associate Professor at Boston University, Engineering Manager at Analog Devices, a chip manufacturer, and director of VSLI Systems at Motorola Codex, a supplier of communications equipment. Mr. Ahmed holds a B.S. and an M.S. in engineering from Carleton University and a Ph.D. in engineering from Stanford University.

        Rubin Gruber is one of our founders and has been a Director since November 1997 and Chairman Emeritus of our Board of Directors since April 2004. From November 1998 until April 2004, Mr. Gruber had been Chairman of the Board of Directors, and from November 1997 until November 1998, Mr. Gruber was our President. Before founding Sonus, Mr. Gruber was a founder of VideoServer, Inc., now Ezenia!, Inc., a manufacturer of videoconference network equipment, and from February 1992 until September 1996 served as Vice President of Business Development. Previously, Mr. Gruber was a founder and served as President of both Cambridge Telecommunications, Inc., a manufacturer of networking equipment, and Davox Corporation, a developer of terminals supporting voice and data applications, and served as a Senior Vice President of Bolt, Beranek and Newman Communications Corporation, a subsidiary of Bolt, Beranek and Newman, Inc., a manufacturer of data communications equipment. Mr. Gruber holds a B.Sc. in mathematics from McGill University and an M.A. in mathematics from Wayne State University.

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

        Bradley T. Miller has been our Vice President of Finance, Corporate Controller and Chief Accounting Officer since May 2004. From March 2000 through May 2004, Mr. Miller was with Sapient Corporation, an information technology and business consulting firm. Mr. Miller joined Sapient in March 2000 as Corporate Controller, and was appointed Vice President in August 2001 and Chief Accounting Officer in November 2002. From September 1999 until March 2000, Mr. Miller served as Vice President and Corporate Controller of JuniorNet Corporation, an Internet content provider, and from August 1996 to September 1999 was Director of Financial Reporting of Wang Global, a worldwide provider of network services. Mr. Miller previously was a member of the audit practice with Coopers & Lybrand where he earned his C.P.A. license. Mr. Miller has a B.A. from the College of William & Mary, and an M.B.A. from the University of New Hampshire.

        Albert A. Notini has been our President and Chief Operating Officer since April 2004 and a Director since March 2003. Until becoming President and Chief Operating Officer in April 2004, Mr. Notini was also a member of the audit committee. Mr. Notini served as a Director and the Chief Financial Officer of Manufacturers Services Limited, a global electronics and supply chain services company, from October 2000 to March 2004. He joined Manufacturers Services Limited in May 2000 as Executive Vice President, Business Development and General Counsel and served in that capacity until October 2000. From January 1999 to June 1999, Mr. Notini was the Executive Vice President, Corporate Development and Administration and General Counsel of Wang Global, a worldwide provider of network services. Wang Global was acquired by Getronics NV in June 1999 and Mr. Notini served as Executive Vice President of Getronics until February 2000. He joined Wang Global in February 1994 as Senior Vice President and General Counsel. Prior to joining Wang Global Mr. Notini was a Senior Partner at Hale and Dorr LLP, a law firm. Mr. Notini has a B.A. from Boston College, an M.A. from Boston University and a J.D. from Boston College Law School. Mr. Notini also serves as a director of ePresence, Inc.

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

        Paul J. Severino has been a Director since March 1999. Mr. Severino is a private investor. From 1994 to October 1996, he was Chairman of Bay Networks, Inc. after its formation from the merger of Wellfleet Communications, Inc. and Synoptics Communications, Inc. Prior to that, he was a founder, President and Chief Executive Officer of Wellfleet Communications, Inc. He also serves on the Board of Directors of Media 100, Inc. Mr. Severino has a B.S. in engineering from Rensselaer Polytechnic Institute.

        H. Brian Thompson has been a Director since October 2003. Mr. Thompson currently serves as chairman of the board of directors for Comsat International, an independent telecommunications operator with operations throughout Latin America. He also heads his own private equity investment and advisory firm, Universal Telecommunications, Inc. Mr. Thompson currently serves as a member of the board of directors of Bell Canada International, ArrayComm, Inc., Axcelis Technologies, Inc. and United Auto Group. He received his M.B.A. from Harvard's Graduate School of Business, and received an undergraduate degree in chemical engineering from the University of Massachusetts.

Code of Conduct

        We have adopted a Code of Business Conduct and Ethics that applies to all executive officers, directors and employees of the company. The Code of Business Conduct and Ethics is attached as an exhibit to this Annual Report on Form 10-K and also can be found under the "Investor Relations" section of our website at www.sonusnet.com. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K (or any successor provision thereto) regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website, unless a Form 8-K is otherwise required by applicable rules of the NASDAQ National Market.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than 10% of the our common stock to file reports of ownership and changes in ownership with the SEC. Based solely on a review of the copies of reports furnished to us, we believe that during the year ended December 31, 2003, our directors, executive officers and greater than 10% shareholders complied with all Section 16(a) filing requirements, except that Mr. Notini was late in filing a Form 3 following his appointment as a director and reporting his initial grant of options to purchase shares of common stock under Form 4, Messrs. Ahmed, Gruber and Rogers were late in reporting gifts of shares on Form 5, and Messrs. Ahmed, Gruber, Hluchyj, Mayersohn, Nill and Rogers were late in reporting stock repurchases from an exchange fund on Form 4.

Audit Committee

        The board of directors has an audit committee that operates under a charter that has been approved by the board. A current copy of the audit committee's charter is posted on the "Investor Relations" section of our website, www.sonusnet.com. The current members of the audit committee are Edward T. Anderson, Paul J. Ferri and Paul J. Severino.

        The board of directors has determined that all of the members of the audit committee are independent as defined under the new rules of the NASDAQ Stock Market that become applicable to us on the earlier of the date of our 2004 Annual Meeting or October 31, 2004, including the independence requirements contemplated by Rule 10A-3 under the Exchange Act. In addition, all of the members of the audit committee are independent as defined by the rules of the NASDAQ Stock Market that apply to us until such date and otherwise satisfy NASDAQ's eligibility requirements for audit committee membership.

        In 2003, the board of directors determined that Mr. Notini was an "audit committee financial expert" as defined in Item 401(h) of Regulation S K. Mr. Notini served as chair of the audit committee from March 2003 until April 2004, when he joined us as President and Chief Operating Officer. Mr. Notini was independent, as defined in the preceding paragraph, when he served on the audit committee. Presently we do not have an individual serving on the audit Committee who meets the requirements of an audit committee financial expert as a result of Mr. Notini becoming President and Chief Operating Officer. We are actively recruiting a new non-employee director to serve as chair of the audit committee and who will meet the requirements of an "audit committee financial expert."

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

        We compensate directors in cash in the amount of $10,000 for service as chairman of a committee of the Board of Directors. Directors also are eligible to be reimbursed for reasonable out-of pocket expenses incurred in connection with attendance at Board or committee meetings.

        Under our Amended and Restated 1997 Stock Incentive Plan (the Plan), non-employee directors also are eligible to receive stock option grants or restricted stock awards at the discretion of the Board of Directors or other administrator of the Plan. In March 2003, we granted an option to purchase 50,000 shares of our common stock to Mr. Notini upon his appointment to the Board of Directors, at an exercise price of $2.13 per share. In May 2003, we granted options to purchase 10,000 shares of our common stock to our non-employee directors, Messrs. Anderson, Ferri and Severino, under the Plan, each at an exercise price of $3.31 per share. In October 2003, we granted an option to purchase 50,000 shares of our common stock to Mr. Thompson upon his appointment to the Board of Directors, at an exercise price of $7.65 per share. Each of these options vests over a four-year period with 25% of the number of options vesting one year from the date of grant and monthly thereafter at the rate of 2.0833% for each month of service completed by the director.

Summary of Executive Compensation

        The following table sets forth, for the years ended December 31, 2003, 2002 and 2001, the compensation earned by our Chief Executive Officer, and the other four most highly compensated executive officers who received combined annual salary and bonus in excess of $100,000 (the Named Executive Officers).

Summary Compensation Table

		Annual Compensation						Long-Term Compensation Awards
Name and Current Principal Position	Year	Salary		Bonus	Other Annual Compensation			Restricted Stock Awards(4)	Securities Underlying Options/SARs
Hassan M. Ahmed Chief Executive Officer and Chairman of the Board of Directors	2003 2002 2001	$153,125 113,021 175,000		$75,000 48,400 75,000	$	— 7,917 38,000	(2) (2)	—	2,000,000 — 640,000
Rubin Gruber Chairman Emeritus of the Board of Directors	2003 2002 2001	153,125 113,021 175,000		—		—		—	430,000 — 320,000
Paul R. Jones Vice President of Engineering	2003 2002 2001	170,625 162,604 175,000		—		—		—	530,000 — 70,000
John M. O'Hara Vice President of Marketing	2003 2002 2001	170,500 70,247 —	(1)	—		—		—	100,000 220,000 —
Gary A. Rogers Vice President of Worldwide Sales	2003 2002 2001	492,293 236,574 213,702	(3) (3) (3)	—		—		—	430,000 — 70,000

(1)
Represents the total amount of compensation received in fiscal 2002 for the portion of the year during which he was one of our executive officers. Mr. O'Hara joined us in July 2002.

(2)
Represents amounts due in connection with original employment agreement for reimbursed interest expense.

(3)
Includes $369,774, $146,158 and $68,762 of commission income in 2003, 2002 and 2001, respectively.

(4)
On December 31, 2003, Mr. Rogers was the only Named Executive Officer who had unvested restricted common stock. The value of the 93,750 shares as of December 31, 2003 was $700,625. The value is based on the fair market value of our common stock on December 31, 2003 of $7.54 per share less the purchase price paid. Mr. Rogers will be entitled to receive any dividends we pay on our common stock.

Stock Option Grants

        The Option Grant Table below sets forth information about option grants to the Named Executive Officers during the year ended December 31, 2003, including hypothetical gains or "option spreads" for the options at the end of their respective ten-year terms, as calculated in accordance with the rules of the SEC. Each gain is based on an arbitrarily assumed annualized rate of compound appreciation of the market price at the date of grant of 5% and 10% from the date the option was granted to the end of the option term. Actual gains, if any, on option exercises are dependent on the future performance of our common stock, overall market conditions and continued employment.

	Option Grants in Last Fiscal Year
					Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term(4)
	No. of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal Year(2)
Name			Exercise Price Per Share(3)	Expiration Date
					5%	10%
Hassan M. Ahmed	2,000,000	9.96%	$4.47	6/16/2013	$5,620,000	$14,240,000
Rubin Gruber	430,000	2.14	4.47	6/16/2013	1,208,300	3,061,600
Paul R. Jones	530,000	2.64	4.47	6/16/2013	1,489,300	3,773,600
John M. O'Hara	100,000	0.50	4.47	6/16/2013	281,000	712,000
Gary A. Rogers	430,000	2.14	4.47	6/16/2013	1,208,300	3,061,600

(1)
Options vest 25% one year from the date of grant and thereafter an additional 2.0833% for each month of employment.

(2)
Based on options to purchase an aggregate of 20,087,276 shares of common stock granted by us to employees, including those granted to the Named Executive Officers, during the fiscal year ended December 31, 2003.

(3)
Options were granted with an exercise price equal to the fair market value of our common stock on the date of grant.

(4)
The potential realizable value is calculated based on (a) the ten-year term of the option at its time of grant; (b) the assumption that the closing price for the common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option; and (c) the assumption that the option is exercised and sold on the last day of its term for the appreciated stock price.

Option Exercises and Holdings

        The following table sets forth information concerning the exercise of stock options by each of the Named Executive Officers and the value of unexercised stock options held by them as of December 31, 2003.

	Aggregated Option Exercises in Last Fiscal Year And Fiscal Year-end Option Values
			Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-The-Money Options at Fiscal Year End(2)
Name	Shares Acquired on Exercise	Value Realized(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Hassan M. Ahmed	0	$—	1,179,481	2,273,519	$3,166,860	$6,393,180
Rubin Gruber	0	—	1,041,147	596,853	3,482,370	1,573,280
Paul R. Jones	100,000	390,800	350,192	600,208	870,980	1,761,790
John M. O'Hara	68,750	483,860	9,167	242,083	66,830	1,342,790
Gary A. Rogers	0	—	73,855	465,145	114,370	1,369,790

(1)
The value realized represents the difference between the aggregate closing price of the shares on the date of exercise less the aggregate exercise price paid.

(2)
The value of in-the-money options is based on the closing price of our common stock on December 31, 2003 of $7.54 per share, minus the per share exercise price, multiplied by the number of shares underlying the option. These values have not been, and may never be, realized.

Employment Agreement

        Albert A. Notini serves as a member of our board of directors and is employed as President and Chief Operating Officer pursuant to an employment agreement entered into in April 2004. Under this agreement Mr. Notini's base salary is $325,000 annually and he is eligible for an "on target bonus" of 85% of his annual base salary subject to the achievement of specific objectives or the occurrence of certain events. In April 2004, Sonus granted Mr. Notini an option to purchase 2,450,000 shares of our common stock at an exercise price of $3.99 per share, with 25% of the number of options vesting on the first anniversary of his commencement date and the remaining 75% vesting in equal monthly increments through the fourth anniversary of the commencement date. This agreement also includes change in control and termination terms and conditions.

Compensation Committee Interlocks and Insider Participation

        No interlocking relationship exists between any member of our board of directors or our compensation committee and any member of the board of directors or compensation committee of any other company, and none of these interlocking relationships have existed in the past.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Securities

        The following table sets forth information regarding beneficial ownership of our common stock as of May 31, 2004 by:

  •
  each person who beneficially owns to the best of our knowledge, more than 5% of the outstanding shares of our common stock;

  •
  each of our Named Executive Officers;

  •
  each of our directors; and

  •
  all of our executive officers and directors as a group.

        Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. In computing the number of shares beneficially owned by each person named in the following table and the percentage ownership of that person, shares of common stock that are subject to stock options held by those persons that are currently exercisable or exercisable within 60 days of May 31, 2004 are deemed outstanding. These shares are not, however, deemed outstanding for purposes of computing the percentage ownership of any other person.

        Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. The percentage of common stock outstanding as of May 31, 2004 is based on 245,759,931 shares of common stock outstanding on that date. Unless otherwise indicated, the address of each person listed in the table is care of Sonus Networks, Inc., 250 Apollo Drive, Chelmsford, Massachusetts 01824.

	Number of Shares Beneficially Owned	Percentage Outstanding
Executive Officers and Directors:
Hassan M. Ahmed(1)	8,845,498	3.6%
Rubin Gruber(2)	4,368,863	1.8
Gary A. Rogers(3)	1,674,761	*
Paul J. Severino(4)	571,823	*
Edward T. Anderson(5)	435,947	*
Paul R. Jones(6)	568,099	*
Paul J. Ferri(7)	165,340	*
John M. O'Hara(8)	68,333	*
H. Brian Thompson	20,000	*
Albert A. Notini(9)	16,667	*
All executive officers and directors as a group (13 persons)(10)	24,857,050	9.9
5% Owners:
Fidelity Management and Research Company(11)	36,667,700	14.9
Barclay's Plc and affiliated entities(12)	13,588,549	5.5

*
Less than 1% of the outstanding shares of common stock.

(1)
Includes 1,874,667 shares subject to outstanding options that are exercisable as of July 30, 2004. Includes 1,314,000 shares held by family trusts and by his minor children. Mr. Ahmed disclaims beneficial ownership of the shares held by these trusts and his minor children.

(2)
Includes 1,264,458 shares subject to outstanding options that are exercisable as of July 30, 2004.

(3)
Includes 212,334 shares subject to outstanding options that are exercisable as of July 30, 2004. Includes 219,883 shares held by a family trust and 12,000 shares held in trust for his minor children. Mr. Rogers disclaims beneficial ownership of the shares held by these trusts.

(4)
Includes 16,251 shares subject to outstanding options that are exercisable as of July 30, 2004 and 51,000 shares held for the benefit of Mr. Severino's minor child under the Massachusetts Uniform Transfer to Minors Act.

(5)
Includes 16,251 shares subject to outstanding options that are exercisable as of July 30, 2004.

(6)
Includes 550,817 shares subject to outstanding options that are exercisable as of July 30, 2004.

(7)
Includes 16,251 shares subject to outstanding options that are exercisable as of July 30, 2004.

(8)
Includes 68,333 shares subject to outstanding options that are exercisable as of July 30, 2004.

(9)
Includes 16,667 shares subject to outstanding options that are exercisable as of July 30, 2004.

(10)
Includes 5,889,960 shares subject to outstanding options that are exercisable as of July 30, 2004.

(11)
According to a Schedule 13G filed on February 17, 2004, Fidelity Management & Research Company (Fidelity) a wholly owned subsidiary of FMR Corp., was the beneficial owner of 36,667,700 shares of common stock in its capacity as investment advisor to various registered investment companies. The power to vote 32,076,770 of such shares resides solely with the boards of trustee of these Fidelity Funds, while the power to dispose of such shares resides with Edward C. Johnson 3rd and FMR Corp. Edward C. Johnson 3rd and FMR Corp. each has sole dispositive power over 2,769,830 of such shares and sole power to vote such shares. Edward C. Johnson 3rd is chairman of FMR Corp., Abigail P. Johnson is a director of FMR Corp. and members of the Johnson family may be deemed to form a controlling group with respect to FMR Corp. Fidelity International Limited (FIL) is the beneficial owner of 1,821,100 of the shares. FIL operates as an entity independent of FMR Corp and Fidelity, but a partnership controlled by Edward C. Johnson 3rd and members of his family owns shares of FIL voting stock with the right to cast approximately 39.89% of the total votes of FIL voting stock. FMR Corp. maintains that the beneficial ownership of FIL should not be attributed to FMR Corp., but voluntarily has included all shares beneficially owned by FIL into the beneficial ownership of FMR Corp. for the purpose of the Schedule 13G filing. The address of FMR Corp. is 82 Devonshire Street, Boston, MA 02109.

(12)
According to a Schedule 13G filed on February 17, 2004, Barclay's Global Investors, N.A. (BGI), a wholly owned subsidiary of Barclay's PLC (Barclay's), was the beneficial owner of 10,168,438 shares of common stock, and Barclay's Global Fund Advisors (BGF), a wholly owned subsidiary of BGI, was the beneficial owner of 2,204,311, each of whom hold the shares in trust accounts for the beneficiaries of those accounts. BGI and BGF have dispository power and voting power over 12,373,349 of those shares. The address of BGI and BGF is 45 Fremont Street, San Francisco, CA 94105.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2003 with respect to the shares of our common stock that may be issued under the our existing equity compensation plans.

	(A)		(B)	(C)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders(1)	28,136,494	(3)	$4.60	47,189,470	(4)
Equity Compensation Plans Not Approved by Shareholders(2)	0		—	0

Total	28,136,494		$4.60	47,189,470

(1)
Consists the Plan and the 2000 Employee Stock Purchase Plan (ESPP).

(2)
Consists of the TTI 1998 Equity Incentive Plan assumed by us and the 2000 Retention Plan established by us in connection with our acquisition of telecom technologies, inc. (TTI). As of December 31, 2003, no additional options or grant of shares may be granted and no shares of our common stock are issuable upon exercise of options under these plans.

(3)
Excludes purchase rights presently accruing under the ESPP. The ESPP consists of four consecutive 6-month purchase periods. Eligible employees may purchase shares of common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning of each two-year offering period or the end of each semi-annual purchase period. Participation is limited to 20% of an employee's eligible compensation not to exceed amounts allowed by the Internal Revenue Code.

(4)
Consists of shares available for future issuance under the Plan and the ESPP. As of December 31, 2003, an aggregate of 35,051,143 shares of common stock were available for issuance under the Plan and 12,138,327 shares of common stock were available for issuance under the ESPP. The Plan incorporates an evergreen provision pursuant to which, on January 1 of each year, the aggregate number of shares reserved for issuance under the Plan automatically increases by a number equal to the lesser of (i) 5% of the total number of shares of common stock outstanding on December 31 of the preceding year, or (ii) such number as our Board of Directors may determine.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item 13 is included, as applicable, above under Item 11 captioned "Executive Compensation" and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees For Independent Auditors During Fiscal Years Ended December 31, 2003 and 2002

        The following is a summary of the fees billed to Sonus by Ernst & Young LLP for the fiscal years ended December 31, 2003 and 2002 for audit services and in the fiscal years ended December 31, 2003 and 2002 for other professional services.

Fee Category	Fiscal 2003 Fees (2)	Fiscal 2002 Fees (1)
Audit Fees	$4,722,285	$77,512
Audit-Related Fees	43,000	21,250
Tax Fees	52,000	73,756
All Other Fees	2,500	0

Total Fees	$4,819,785	$172,518

(1)
Includes fees billed by Ernst & Young LLP (E&Y) following their appointment in June 2002 to replace Arthur Andersen LLP as Sonus' independent auditors. Excludes fees billed by Arthur Andersen LLP in the amount of $20,000 for the review of financial statements included in Sonus' first quarter filing on Form 10-Q and in the amount of $15,050 for tax planning and compliance services rendered during fiscal 2002.

(2)
Includes fees billed and estimated to be billed by E&Y in 2003 and 2004 for the fiscal 2003 audit and the 2002 and 2001 re-audit work performed in 2004.

Audit Fees

        Audit fees consist of professional services rendered for the audit of Sonus' consolidated financial statements, review of the interim consolidated financial statements included in our quarterly reports on Form 10-Q and statutory audits of foreign entities.

Audit-Related Fees

        Audit-related fees consist of professional services that are reasonably related to the performance of the audit or review of Sonus' consolidated financial statements, but are not reported under "Audit Fees." These services include employee benefit plan audits, review of internal controls and consultations concerning financial accounting and reporting standards.

Tax Fees

        Tax fees consist of professional services for tax compliance, tax reporting, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance and reporting, sales and use tax advice and international tax planning.

All Other Fees

        All other fees consist of products and professional services other than the services reported above. In fiscal 2003, all other fees included a fee for the use of Ernst & Young LLP's on-line research tool.

Policy on Audit Committee Pre-approval of Audit and Non-audit Services

        The audit committee has adopted a policy to pre-approve audit and permissible non-audit services provided by the independent auditors. These services many include audit services, audit-related services, tax services and other services. Prior to engagement of the independent auditor for the next year's audit, the independent auditor and Sonus management submit an aggregate of services expected to be rendered during that year for each of the four categories of services to the audit committee for approval. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and Sonus management periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval process. The audit committee may also pre-approve particular services on a case-by-case basis. The audit committee may ratify, without prior approval, certain de minimis non-audit services if the aggregate amount of all such non-audit services provided to Sonus constitutes not more than $5,000 during the fiscal year in which the services are delivered, provided such services were not recognized by Sonus at the time as non-audit services and are promptly brought to the attention of the audit committee and approved prior to the completion of the audit. During the fiscal year ended December 31, 2003, there were no de minimis non-audit services provided that the audit committee subsequently ratified as the audit committee pre-approved all of the services performed by Ernst & Young LLP.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)    Documents filed as part of Amendment No. 1 to Annual Report on Form 10-K/A:

1)    Financial Statements.

        The following consolidated financial statements and notes thereto are included in Part II, Item 8 filed as part of this report:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets

  •
  Consolidated Statements of Operations

  •
  Consolidated Statements of Stockholders' Equity

  •
  Consolidated Statements of Cash Flows

  •
  Notes to Consolidated Financial Statements

2)    Financial Statement Schedules.

        None. All schedules are omitted because they are inapplicable, not required under the instructions or because the information is reflected in the consolidated financial statements or notes thereto.

3)    List of Exhibits.

        The Exhibits filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A are listed in the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

(b)   Reports on Form 8-K filed during the fourth quarter of fiscal 2003.

        Sonus furnished a Current Report on Form 8-K dated October 8, 2003 reporting under Item 12 (Results of Operations and Financial Condition) its actual financial results for the quarter ended September 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Chelmsford, Commonwealth of Massachusetts, on this 28th day of July, 2004.

SONUS NETWORKS, INC.
By:	/s/ HASSAN M. AHMED Hassan M. Ahmed Chairman of the Board of Directors and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HASSAN M. AHMED Hassan M. Ahmed	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	July 28, 2004
/s/ ALBERT A. NOTINI Albert A. Notini	President, Chief Operating Officer, and Director (Co-Principal Financial Officer)	July 28, 2004
/s/ BRADLEY T. MILLER Bradley T. Miller	Vice President of Finance, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer and Co-Principal Financial Officer)	July 28, 2004
/s/ EDWARD T. ANDERSON Edward T. Anderson	Director	July 28, 2004
/s/ PAUL J. FERRI Paul J. Ferri	Director	July 28, 2004
/s/ RUBIN GRUBER Rubin Gruber	Director	July 28, 2004
/s/ PAUL S. SEVERINO Paul J. Severino	Director	July 28, 2004
/s/ H. BRIAN THOMPSON H. Brian Thompson	Director	July 28, 2004

SONUS NETWORKS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sonus Networks, Inc.:

        We have audited the accompanying consolidated balance sheets of Sonus Networks, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonus Networks, Inc. as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the accompanying financial statements, the Company has restated its financial statements for the years ended December 31, 2002 and 2001.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
July 28, 2004

SONUS NETWORKS, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2003	2002
		As Restated
Assets
Current assets:
Cash and cash equivalents	$133,715	$57,278
Marketable securities	171,677	60,860
Accounts receivable, net	23,754	4,622
Inventory, net	13,739	10,449
Other current assets	6,935	3,516

Total current assets	349,820	136,725
Property and equipment, net	5,009	11,546
Purchased intangible assets, net	2,402	4,810
Other assets	1,193	436

	$358,424	$153,517

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,248	$3,625
Accrued expenses	22,165	16,489
Accrued restructuring expenses	565	2,331
Current portion of deferred revenue	62,698	51,728
Current portion of long-term liabilities	182	1,606

Total current liabilities	88,858	75,779
Long-term deferred revenue, less current portion	24,302	8,024
Long-term liabilities, less current portion	829	3,293
Convertible subordinated note	10,000	10,000
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 247,146,477 and 206,866,358 shares issued and 244,849,567 and 204,599,548 shares outstanding at December 31, 2003 and 2002	247	207
Capital in excess of par value	1,043,581	853,560
Accumulated deficit	(808,562)	(793,426)
Deferred compensation	(564)	(3,659)
Treasury stock, at cost; 2,296,910 and 2,266,810 common shares at December 31, 2003 and 2002	(267)	(261)

Total stockholders' equity	234,435	56,421

	$358,424	$153,517

The accompanying notes are an integral part of these consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year ended December 31,
	2003	2002	2001
		As Restated	As Restated
Revenues:
Product	$60,851	$68,572	$104,646
Service	32,359	25,345	24,154

Total revenues	93,210	93,917	128,800
Cost of revenues (1):
Write-off of inventory and purchase commitments	—	6,130	—
Product	23,575	33,573	43,717
Service	14,334	11,873	19,061

Total cost of revenues	37,909	51,576	62,778

Gross profit	55,301	42,341	66,022
Operating expenses:
Research and development (1)	32,190	44,591	63,896
Sales and marketing (1)	23,169	27,786	40,876
General and administrative (1)	10,475	5,248	12,827
Stock-based compensation	3,418	16,871	74,132
Amortization of goodwill and purchased intangible assets	2,408	4,229	70,551
Write-off of goodwill and purchased intangible assets	—	10,950	392,387
Restructuring charges	—	7,739	7,321
In-process research and development	—	—	44,600

Total operating expenses	71,660	117,414	706,590

Loss from operations	(16,359)	(75,073)	(640,568)
Interest expense	(610)	(676)	(625)
Interest income	2,135	1,994	5,574

Loss before income taxes	(14,834)	(73,755)	(635,619)
Provision for income taxes	302	86	—

Net loss	$(15,136)	$(73,841)	$(635,619)

Basic and diluted net loss per share	$(0.07)	$(0.39)	$(3.68)

Shares used in computing net loss per share (Note 1 (q)):	220,696	191,008	172,905

(1) Excludes non-cash, stock-based compensation expense as follows:
Cost of revenues	$45	$235	$1,304
Research and development	1,180	8,930	42,764
Sales and marketing	1,542	4,941	17,968
General and administrative	651	2,765	12,096

	$3,418	$16,871	$74,132

The accompanying notes are an integral part of these consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Stockholders' Equity

	Common Stock						Treasury Stock
			Capital in Excess of Par Value	Accumulated Deficit	Stock Subscriptions Receivable	Deferred Compensation			Total Stockholders' Equity
	Shares	Par Value					Shares	Cost
Balance, December 31, 2000	184,244,474	$184	$266,488	$(83,966)	$(238)	$(31,697)	772,500	$(65)	$150,706
Issuance of common stock in connection with employee stock purchase plan	1,021,333	1	7,865	—	—	—	—	—	7,866
Issuance of common stock in connection with acquisition of telecom technologies, inc. (TTI) (Note 5)	15,000,000	15	504,386	—	—	—	—	—	504,401
Issuance of common stock in connection with acquisition of certain assets of Linguateq, Inc. (Note 6)	221,753	—	4,843	—	—	—	—	—	4,843
Issuance of restricted stock awards in connection with acquisition of TTI (Note 5)	3,000,000	3	55,435	—	—	(55,438)	—	—	—
Deferred compensation related to unvested stock options assumed in connection with acquisition of TTI (Note 5)	—	—	22,600	—	—	(22,600)	—	—	—
Deferred compensation related to stock option grants	—	—	1,215	—	—	(1,215)	—	—	—
Compensation expense related to modifications of stock awards	—	—	438	—	—	—	—	—	438
Exercise of stock options	1,703,650	2	4,016	—	—	—	—	—	4,018
Amortization of deferred compensation	—	—	—	—	—	76,873	—	—	76,873
Deferred compensation for terminated employees	—	—	(8,181)	—	—	5,002	—	—	(3,179)
Payment on subscriptions receivable	—	—	—	—	238	—	—	—	238
Repurchase of common stock	—	—	—	—	—	—	241,250	(19)	(19)
Net loss	—	—	—	(635,619)	—	—	—	—	(635,619)

Balance, December 31, 2001 (As Restated)	205,191,210	205	859,105	(719,585)	—	(29,075)	1,013,750	(84)	110,566
Issuance of common stock in connection with employee stock purchase plan	1,199,247	2	2,841	—	—	—	—	—	2,843
Exercise of stock options	475,901	—	159	—	—	—	—	—	159
Amortization of deferred compensation	—	—	—	—	—	21,607	—	—	21,607
Compensation expense related to modifications of stock awards	—	—	190	—	—	—	—	—	190
Deferred compensation for terminated employees	—	—	(8,735)	—	—	3,809	—	—	(4,926)
Repurchase of common stock	—	—	—	—	—	—	1,253,060	(177)	(177)
Net loss	—	—	—	(73,841)	—	—	—	—	(73,841)

Balance, December 31, 2002 (As Restated)	206,866,358	207	853,560	(793,426)	—	(3,659)	2,266,810	(261)	56,421
Sale of common stock, net of issuance costs of $9,932	37,000,000	37	182,781	—	—	—	—		182,818
Issuance of common stock in connection with employee stock purchase plan	1,085,750	1	965	—	—	—	—	—	966
Exercise of stock options	2,194,369	2	5,952	—	—	—	—	—	5,954
Amortization of deferred compensation	—	—	—	—	—	3,039	—	—	3,039
Deferred compensation for terminated employees	—	—	(285)	—	—	56	—	—	(229)
Compensation expense related to issuance of common stock options to non-employees and modifications of stock awards	—	—	608	—	—	—	—	—	608
Repurchase of common stock	—	—	—	—	—	—	30,100	(6)	(6)
Net loss	—	—	—	(15,136)	—	—	—	—	(15,136)

Balance, December 31, 2003	247,146,477	$247	$1,043,581	$(808,562)	$—	$(564)	2,296,910	$(267)	$234,435

The accompanying notes are an integral part of these consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2003	2002	2001
		As Restated	As Restated
Cash flows from operating activities:
Net loss	$(15,136)	$(73,841)	$(635,619)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	9,724	15,415	15,840
Write-off of inventory	—	6,130	—
Stock-based compensation	3,418	16,871	74,132
Amortization of goodwill and purchased intangible assets	2,408	4,229	70,551
Write-off of goodwill and purchased intangible assets	—	10,950	392,387
In-process research and development	—	—	44,600
Non-cash restructuring benefit	—	—	(16,557)
Changes in current assets and liabilities:
Accounts receivable	(19,132)	6,059	51,013
Inventory	(3,290)	19,853	(8,571)
Other current assets	(3,419)	2,792	(233)
Accounts payable	(377)	(8,646)	(1,841)
Accrued expenses	3,381	(7,657)	18,356
Deferred revenue	27,248	(649)	(4,801)

Net cash provided by (used in) operating activities	4,825	(8,494)	(743)

Cash flows from investing activities:
Net purchases of property and equipment	(3,187)	(3,418)	(23,190)
Maturities of marketable securities	19,538	58,524	75,984
Purchases of marketable securities	(130,355)	(43,440)	(96,971)
Other assets	(757)	(66)	(637)
Acquisitions, net of cash acquired	—	—	(6,058)

Net cash (used in) provided by investing activities	(114,761)	11,600	(50,872)

Cash flows from financing activities:
Net proceeds from sale of common stock to public	182,818	—	—
Sale of common stock in connection with employee stock purchase plan	966	2,843	7,866
Proceeds from exercise of stock options	5,954	159	4,018
Payment of stock subscriptions receivable	—	—	238
Additions to long-term liabilities	—	3,300	—
Payments of long-term liabilities	(3,359)	(1,022)	(527)
Payment of note payable to bank	—	—	(8,000)
Proceeds from issuance of convertible subordinated note	—	—	10,000
Repurchase of common stock	(6)	(177)	(19)

Net cash provided by financing activities	186,373	5,103	13,576

Net increase (decrease) in cash and cash equivalents	76,437	8,209	(38,039)
Cash and cash equivalents, beginning of year	57,278	49,069	87,108

Cash and cash equivalents, end of year	$133,715	$57,278	$49,069

The accompanying notes are an integral part of these consolidated financial statements.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements

(1)   Operations and Significant Accounting Policies

        Sonus Networks, Inc. (Sonus) was incorporated on August 7, 1997 and is a leading provider of voice infrastructure solutions for wireline and wireless service providers. Sonus offers a new generation of carrier-class switching equipment and software that enable voice services to be delivered over packet-based networks.

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

  (b)    Use of Estimates and Judgments

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates relied upon in preparing these financial statements include revenue recognition for multiple element arrangements, allowances for doubtful accounts, estimated fair value of investments, including whether any decline in such fair value is other-than-temporary, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, restructuring and other related charges, contingencies associated with revenue contracts, any contingent liabilities, and recoverability of Sonus' net deferred tax assets and related valuation allowance. Although Sonus regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. Sonus bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from Sonus' estimates if past experience or other assumptions do not turn out to be substantially accurate.

  (c)    Cash Equivalents and Marketable Securities

        Cash equivalents are stated at cost plus accrued interest, which approximates market value, and have maturities of three months or less at the date of purchase.

        Marketable securities are classified as held-to-maturity, as Sonus has the intent and ability to hold to maturity. Marketable securities are reported at amortized cost. Cash equivalents and marketable securities are invested in high quality credit instruments, primarily U.S. Government obligations and corporate obligations with contractual maturities of less than one year. There have been no material gains or losses to date.

  (d)    Concentrations of Credit and Off-Balance Sheet Risk, Significant Customers and Limited Suppliers

        The financial instruments that potentially subject Sonus to concentrations of credit risk are cash, cash equivalents, marketable securities and accounts receivable. Sonus has no off-balance sheet contracts such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Sonus' cash and cash equivalent holdings are diversified among four financial institutions.

        For the years ended December 31, 2003, 2002 and 2001, four, one and three customers, each of whom contributed more than 10% of revenues, accounted for an aggregate of 57%, 42% and 60% of revenues.

        As of December 31, 2003 and 2002, four and three customers each accounted for an aggregate of 68% and 78% of Sonus' accounts receivable balance. Sonus performs ongoing credit evaluations of our customers and generally do not require collateral on accounts receivable. Sonus maintains an allowance for potential credit losses and such losses have been within management's expectations.

        International revenues, primarily from Asia and Europe, were 21%, 18% and 23% of revenues for the years ended December 31, 2003, 2002 and 2001.

        Certain components and software licenses from third parties used in Sonus' products are procured from a single source. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus' delivery of products and thereby materially adversely affect Sonus' revenues and operating results.

  (e)    Foreign Currency Translation

        Sonus' customer contracts are primarily denominated in U.S. dollars, and expenses denominated in foreign currencies are translated at average exchange rates for the period. For non-U.S. subsidiaries, which operate in a local currency environment, assets and liabilities are translated at period-end exchange rates. Translation adjustments were not material for any period presented.

  (f)    Unearned Accounts Receivable

        Unearned accounts receivable represents products shipped to customers where Sonus has a contractual right to bill the customer and collectibility is probable prior to satisfying Sonus' revenue recognition criteria.

  (g)    Inventory

        Inventory is stated at the lower of cost (first-in, first-out basis) or net realizable value and consists of final assembly materials and finished goods.

        Unearned inventory represents deferred cost of revenues prior to satisfaction of Sonus' revenue recognition criteria.

  (h)    Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of the related assets, which range from three to five years. Leasehold improvements are amortized over the lesser of the life of the lease or five years. When an item is sold or retired, the cost and related accumulated depreciation is relieved, and the resulting gain or loss, if any, is recognized in the statement of operations.

  (i)    Goodwill and Purchased Intangible Assets

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 eliminated the amortization of goodwill and certain other intangibles with indefinite lives and instead subjects these assets to periodic impairment assessments. SFAS No. 142 was effective for all goodwill and certain other intangibles acquired after June 30, 2001 and commenced on January 1, 2002 for all goodwill and certain other intangibles existing on June 30, 2001.

        In accordance with SFAS No. 144, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Factors Sonus considers important which could trigger an impairment review include:

  •
  Significant underperformance relative to historical or projected future operating results;

  •
  Significant negative industry or economic trends;

  •
  Significant change in circumstances relative to a large customer;

  •
  Significant decline in Sonus' stock price for a sustained period; and

  •
  Sonus' market capitalization relative to Sonus' net book value.

        If such circumstances exist, Sonus evaluates the carrying value of long-lived assets, other than goodwill, to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to estimated fair value. The estimated future cash flows and valuation of long-lived assets requires significant estimates and assumptions, including revenue and expense growth projections and fair value estimates, such as estimated replacement cost and relief from royalty. The estimates contain management's best estimates, using appropriate and customary assumptions and projections at the time.

        Purchased intangible assets of $2,402,000 as of December 31, 2003 are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. Sonus expects that the remaining amount of purchased intangible assets will be fully amortized by December 2004.

  (j)    Other Assets

        Other assets are deposits for leased facilities.

  (k)    Revenue Recognition

        Sonus recognizes revenues from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility of the related receivable is probable, unless Sonus has future obligations, including a requirement to deliver additional elements which are essential to the functionality of the delivered elements or for which vendor specific objective evidence of fair value (VSOE) does not exist or customer acceptance is required, in which case the revenues and related costs are deferred until those obligations are satisfied or contingencies are resolved.

        Many of Sonus' sales are generated from complex contractual arrangements, which require significant revenue recognition judgments, particularly in the case of multiple element arrangements. When a sale involves multiple elements, such as products, maintenance or professional services, Sonus allocates the entire sales price to each respective element based on VSOE or using the residual method when VSOE cannot be established for one of the delivered elements in the arrangement. Sonus then recognizes revenues on each element in accordance with its policies for product and service revenue recognition. Sonus determines VSOE based upon the price charged when the same element is sold separately. If Sonus cannot establish VSOE for each undelivered element, it defers the entire contract revenues until the earlier of the establishment of VSOE or delivery of the undelivered element.

        In addition, if an arrangement with a customer includes a specified upgrade right for which VSOE cannot be established, Sonus defers all revenue related to the arrangement until the earlier of the delivery of the specified upgrade or the establishment of VSOE for the specified upgrade. In determining whether a specified upgrade right exists, Sonus has concluded that if the specified upgrade is included in the customer contract or otherwise becomes part of the arrangement with the customer, then a specified upgrade right exists. Sonus has concluded that communications with customers in the normal course of business regarding customer feature requests and Sonus' product plans do not create specified upgrade rights.

        Maintenance and support services are recognized ratably over the life of the maintenance and support service period, which typically is one year when the services are sold separately and up to five years when bundled with the product fees. Maintenance and support services include telephone support and unspecified rights to product upgrades and enhancements. These services are typically sold for a one-year term and either are sold as part of a multiple element arrangement with products or are sold independently at time of renewal. Maintenance and support VSOE represents a consistent percentage of the sales prices charged to customers. The application of judgment could affect the continued determination of maintenance VSOE and our ability to recognize revenue using the residual method.

        Installation service revenues are typically recognized at the time of the related product revenue recognition as installation is typically complete by the time of product revenue recognition. Professional services are recognized as the services are performed.

        Sonus sells the majority of its products directly to end-users. For products sold through resellers and distributors Sonus recognizes revenues on a sell-through method utilizing information provided to it from its resellers and distributors.

        Product shipped to customers and related services where amounts are (1) billed pursuant to a contractual right and collection is probable, or (2) collected prior to satisfying the revenue recognition criteria are reflected as deferred revenues. Deferred revenues also include customer deposits and amounts associated with maintenance contracts, which are recognized on a straight-line basis over the related service periods, and free or discounted products and services not yet provided to customers. Deferred revenues not expected to be recognized within one year of the balance sheet date are classified as long-term deferred revenues.

        Sonus defers any incremental direct costs, such as inventory, royalties, commissions and third-party installation costs, incurred prior to satisfaction of its revenue recognition criteria and records them in proportion to revenue recognized.

  (l)    Software Development Costs

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

  (m)    Stock-based Compensation

        In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 provides that companies may account for stock-based compensation under either the fair value-based method of accounting under SFAS No. 123 or the intrinsic value-based method provided by APB No. 25, Accounting for Stock Issued to Employees. Sonus uses the intrinsic value-based method of APB No. 25 to account for all of its employee stock-based compensation plans and uses the fair value method of SFAS No. 123 to account for all non-employee stock-based compensation. Sonus follows FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans and amortizes the intrinsic value for all awards as measured under APB No. 25 on an accelerated basis. SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, requires companies following APB No. 25 to make pro forma disclosure in the notes to the consolidated financial statements using the measurement provisions of SFAS No. 123.

        Sonus has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees and shares purchased under the 2000 Employee Stock Purchase Plan (ESPP) using the Black Scholes option-pricing model. In valuing the stock options granted, Sonus used an assumed risk-free interest rate of 3% for both 2003 and 2002 and 4.5% for 2001, volatility of 137% for 2003 and 150% for both 2002 and 2001 and an expected life ranging from three to five years, with the assumption that dividends will not be paid. In valuing the ESPP, Sonus used an assumed risk-free interest rate of 1.1%-4.7% for 2003, 1.6%-6.8% for 2002 and 3.4%-6.6% for 2001, volatility of 137%-150% for 2003 and 80%-150% for 2002 and 2001 and an expected life ranging from six months to two years, with the assumption that dividends will not be paid. The pro forma information is as follows:

	Year ended December 31,
	2003	2002	2001
		As Restated	As Restated
	(in thousands, except per share data)
Net loss—
As reported	$(15,136)	$(73,841)	$(635,619)
Plus: Employee stock-based compensation expense included in net loss under intrinsic value method related to options	2,589	6,109	17,730
Less: Employee stock-based compensation under fair value method	(43,404)	(46,116)	(46,014)

Pro forma	$(55,951)	$(113,848)	$(663,903)

Basic and diluted net loss per share—
As reported	$(0.07)	$(0.39)	$(3.68)
Pro forma	(0.25)	(0.60)	(3.84)

  (n)    Comprehensive Loss

        Sonus applies SFAS No. 130, Reporting Comprehensive Income. The comprehensive loss for the years ended December 31, 2003, 2002 and 2001 does not differ from the reported loss.

  (o)    Fair Value of Financial Instruments

        The carrying amounts of Sonus' financial instruments, which include cash equivalents, marketable securities, accounts payable, long-term liabilities and the convertible subordinated note, approximate their fair value.

  (p)    Disclosures about Segments of an Enterprise

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information regarding operating segments and established standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. To date, the chief operating decision maker has made such decisions and assessed performance at the company level.

  (q)    Net Loss Per Share

        Basic loss per share is based on the weighted average number of unrestricted common shares outstanding during the period. Diluted loss per share reflects the per share effect of dilutive common stock equivalents, including common stock issuable upon the exercise of stock options, conversion of convertible subordinated notes and shares of common stock issued in connection with our acquisition of telecom technologies, inc. (TTI), which were subject to the achievement of milestones and employee retention (Notes 5 and 14(f)). Common stock equivalents at December 31, 2003, 2002 and 2001 were not included in the computation of diluted loss per share because Sonus recorded losses for each of the years then ended.

        The following table sets forth the computation of shares used in calculating the basic and diluted net loss per share, in thousands:

	Year ended December 31,
	2003	2002	2001
		As Restated	As Restated
Weighted average common shares outstanding	224,529	203,358	198,581
Less weighted average restricted common shares outstanding	(3,833)	(12,350)	(25,676)

Shares used in computing basic and diluted net loss per share	220,696	191,008	172,905

        Excluded from the computation of diluted net loss per share in the above table are options to purchase shares of common stock and shares of common stock issuable upon conversion of convertible subordinated notes representing an aggregate of 28,469,634, 12,746,113 and 20,748,200 as of December 31, 2003, 2002 and 2001, as their effects would have been anti-dilutive.

  (r)    Loss Contingencies

        Loss Contingencies.    Sonus is subject to ongoing business risks that affect the estimation process of the carrying value of assets, the recording of liabilities and the possibility of various loss contingencies, arising in the ordinary course of business. Under SFAS No. 5, an estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. Sonus regularly evaluates current information available to it to determine whether such amounts should be adjusted. Based on Sonus' analysis, it has established the following allowance and reserves:

          Allowance for Doubtful Accounts.    Sonus establishes billing terms at the time it negotiates purchase agreements with its customers. Sonus continually monitors timely payments and assesses any collection issues. The allowance for doubtful accounts is based on Sonus' detailed assessment of the collectibility of specific customer accounts. While Sonus believes that its allowance for doubtful accounts is adequate and that the judgment applied is appropriate, if there is a deterioration of a customer's creditworthiness or actual defaults are higher than historical experience, the actual results could differ from these estimates. While such credit losses have historically been within Sonus' expectations and the allowances that have been established, Sonus cannot guarantee that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of Sonus' customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Sonus' failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on its business, financial condition and results of operations.

          Inventory Reserves.    Inventory purchases and commitments are based upon estimated future demand for Sonus' products. Sonus values inventory at the lower of cost or net realizable value and provides inventory reserves based on excess and obsolete inventory determined primarily by future demand forecasts and records changes to such reserves through adjustments to cost of revenues. Sonus assesses such demand forecasts on at least a quarterly basis. If Sonus records a charge to reduce inventory to its estimated net realizable value, Sonus cannot increase its carrying value due to subsequent changes in demand forecasts. Accordingly, if inventory previously written down to its net realizable value is subsequently sold, Sonus may realize improved gross profit margins on those transactions.

          Sonus also records a full inventory reserve for evaluation equipment at the time of shipment to its customers as a charge to sales and marketing expense as Sonus' experience with this type of inventory indicates it is probable that the inventory will not be realizable. If these evaluation shipments should convert to revenue, Sonus records a benefit to sales and marketing expense and records the full cost of revenues in the period of revenue recognition.

          Sonus has experienced significant changes in its product demand and, as a result, its required inventory reserves have fluctuated in recent periods. As of December 31, 2003 and 2002, inventory of $13.7 million and $10.4 million, was net of reserves of $13.8 million and $18.3 million. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a sudden and significant change in the demand for Sonus' products, changes in the amount of customer evaluation inventory or higher risks of inventory obsolescence because of rapidly changing technology.

          Warranty Reserve.    Sonus' products are covered by a standard warranty of 90 days for software and one year for hardware. In addition, certain customer contracts include warranty-type provisions for epidemic or similar product failures generally for the contractual period or the life of the product in accordance with published telecommunications standards. Sonus accrues for such contingent obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. Sonus has not incurred significant costs related to such provisions. Sonus' customers typically purchase maintenance and support contracts, which encompass its warranty obligations. Sonus' warranty reserve reflects estimated material and labor costs for potential or actual product issues in its installed base that are not covered under maintenance contracts but for which Sonus expects to incur an obligation. Sonus' estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts.

          In addition, certain of our customer contracts include provisions under which we may be obligated to pay penalties generally for the contractual period or the life of the product if our products fail or do not perform in accordance with specifications. Sonus accrues for such contingent obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. Sonus has not incurred significant costs related to such provisions. Sonus periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. While Sonus believes its warranty reserve is adequate to address known warranty issues, an increase in product failures rates, material usage or service delivery costs may result in an increase to its warranty reserve and gross profit could be adversely affected.

          Royalty Accrual.    Sonus accrues for royalties related to technology it licenses from vendors based on established royalty rates and usage. In certain cases, Sonus has been contacted by third parties, who claim that Sonus' products infringe on certain intellectual property of the third party. Sonus evaluates these claims and accrues for royalties when the amounts are probable and reasonably estimable. While Sonus believes that the amounts accrued for estimated royalties are adequate, the amounts required to ultimately settle royalty obligations may be different.

          Reserve for Litigation and Legal Fees.    Sonus is subject to various legal claims, including securities litigation and intellectual property claims. Sonus reserves for legal contingencies and legal fees when the amounts are probable and reasonably estimable. Sonus' director and officer liability insurance policies provide only limited liability protection relating to the securities class action and derivative lawsuits against Sonous and certain of its officers and directors. Sonus intends to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts Sonus has previously accrued.

  (s)    Recent Accounting Pronouncements

        In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The FIN 45 disclosure requirements are included in Note 8(c). The adoption of FIN 45 did not have a material impact on Sonus' financial position or results of operations.

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities and, in December 2003, issued a revision to that interpretation (FIN 46R). FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (VIE) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. Sonus currently does not have any variable interest entities.

        In May 2003, the FASB issued SFAS No. 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on Sonus' overall financial position or results of operations.

        In August 2003, the EITF reached a consensus on Issue No. 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. EITF Issue No. 03-05 addresses the applicability of SOP 97-2 to non-software deliverables in an arrangement containing more-than-incidental software. In an arrangement that includes software that is more-than-incidental to the products or services as a whole, software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software products and services, as well as any non-software deliverables for which a software deliverable is essential to its functionality. The adoption of this statement did not have a material impact on Sonus' consolidated financial statements.

        In December 2003, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104 (SAB 104), Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104's primary purpose is to rescind the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB No. 104 rescinds the SEC's related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB No. 104 has changed to reflect the issuance of EITF Issue No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, which was effective upon issuance. Sonus adopted the provisions of SAB No. 104 in the fourth quarter of 2003. Sonus' adoption of SAB No. 104 did not have a material effect on its financial position or results of operations.

(2)   Restatement of Consolidated Financial Statements

        In connection with certain matters which were identified in January through March 2004, Sonus determined that the accounting with respect to certain prior period transactions required adjustment. As a result, Sonus has restated its consolidated financial statements for the years ended December 31, 2002 and 2001. The restated financial statements include a number of adjustments which primarily relate to revenue, deferred revenue, inventory reserves, purchase accounting, impairments, accrued expenses and stock-based compensation. Adjustments to revenue result in revenue being deferred and recognized in subsequent periods. Adjustments to inventory and accrued expenses are primarily to increase or decrease reserve levels previously reported. Adjustments to purchase accounting, impairment, and stock-based compensation relate primarily to the timing of expense recognition.

        The net effects of all of the restatement adjustments on the statements of operations, and on all the balance sheet accounts, as of the dates and for the periods indicated are as follows, in thousands, except per share data:

	As of or for the year ended Dec. 31, 2002	As of or for the year ended Dec. 31, 2001
Consolidated Statement of Operations Data:
Increase (decrease) in revenue	$31,359	$(44,399)
(Increase) decrease in loss before income taxes	(5,285)	9,813
(Increase) decrease in net loss	(5,371)	9,813
(Increase) decrease in net loss per share	$(0.03)	$0.06
Consolidated Balance Sheet Data:
Increase (decrease) in cash and cash equivalents	$6,971	$(54)
Increase (decrease) in accounts receivable	1,666	1,241
Increase (decrease) in inventory	(327)	11,437
Increase (decrease) in other current assets	(290)	3,356
Increase (decrease) in goodwill and purchased intangible assets, net	3,636	15,453
Increase (decrease) in all other assets	328	(111)
Increase (decrease) in accounts payable	(517)	3,641
Increase (decrease) in accrued expenses	(16,890)	(9,225)
Increase (decrease) in accrued restructuring expenses	(812)	(17,344)
Deferred Revenue:
Increase (decrease) in current portion of deferred revenue	22,493	43,110
Increase (decrease) in long-term deferred revenue	8,024	3,942

Total increase (decrease) in deferred revenue	$30,517	$47,052

Increase (decrease) in current portion of long-term liabilities	$—	$(483)
Increase (decrease) in stockholders' equity	(314)	7,681

The following discussion provides additional information regarding these adjustments.

Revenue Adjustments

Deferral of product revenue

        Sonus has deferred revenues of $36.7 million previously reported in 2001 from a particular customer transaction. The amount of $27.5 million was subsequently recognized in the second quarter of 2002, while the remainder was allocated to maintenance revenues and recognized over the period the services are provided. This transaction involved a multiple element arrangement. Sonus previously recognized revenue in 2001 under this contractual arrangement upon delivery and acceptance of certain product and software releases. Sonus has now determined that there was insufficient support to establish vendor specific objective evidence of fair value (VSOE) with respect to certain undelivered software releases and determined the existence of certain previously unidentified specified software releases. As a result, Sonus has deferred product revenues associated with the products and software releases shipped to this customer in 2001 until the second quarter of 2002, when all software releases under the arrangement were delivered.

        In the fourth quarter of 2002, Sonus amended its arrangement with this customer to include, among other items, certain additional future software releases. Sonus has determined that VSOE of fair value did not exist for certain undelivered software releases. As a result, Sonus has deferred revenue of $16.2 million associated with products and software releases shipped to this customer during the fourth quarter of 2002 and the first three quarters of 2003. Sonus recognized $10.9 million of those revenues in the fourth quarter of 2003 when the final software release specified in the amendment was delivered to the customer, and the remaining amount was deferred and allocated to maintenance services and estimated discounts on future purchases.

Maintenance revenue

        A number of our customer transactions involve multiple elements, including the delivery of product and maintenance services as part of a bundled offering. Statement of Position (SOP) 97-2, Software Revenue Recognition, requires maintenance revenue to be recognized over the period services are provided. Sonus identified certain circumstances in which it offered maintenance services at no additional charge or at discounted rates to certain customers but did not separate the fair value for the maintenance from product revenue. This resulted in revenue associated with the value of the undelivered maintenance services not being recognized over the service period. In the restated financial statements, Sonus has recognized maintenance revenues ratably over the period in which the maintenance services were provided based on the deferral of the applicable VSOE of maintenance services. In such cases, Sonus has reclassified maintenance services from product revenue to service revenue for the applicable periods presented. Sonus also identified certain circumstances in which insufficient value was allocated to maintenance. In such cases, Sonus has reclassified additional amounts from product revenue to service revenue for the applicable periods presented. In connection with the recognition of the deferred product revenue described above in 2002 and 2003, a significant portion of the product revenue was allocated to the value of undelivered maintenance services and deferred over the five-year period in which the services are being provided.

Delivery

        Sonus identified transactions where it delivered some, but not all, of the product required under an arrangement. Previously, Sonus deferred a portion of the revenue for these undelivered products based on the pricing in the arrangement, and recognized the remaining revenue on the delivered products. On a restated basis, Sonus has deferred all revenue until all elements of the transaction were delivered because it was not able to establish VSOE for the undelivered product or, in some instances, because such undelivered product was essential to the functionality of the delivered product.

Customer acceptance

        Sonus identified certain circumstances where revenue was recognized in a period other than one in which acceptance was achieved or other contingencies were resolved. As restated, revenue from such arrangements is recorded in the period in which customer acceptance occurred or other contingencies were resolved.

Other

        In addition to the above, Sonus identified several errors affecting revenue. Sonus identified one instance in which it provided equipment to satisfy a contractual requirement, for which Sonus has reclassified $274,000 from cost of revenues to reduction of revenue in 2001. Sonus identified another transaction in which a customer provided it with equipment valued at $511,000 as part of a contractual renegotiation. Sonus previously did not record this component of the transaction and, on a restated basis, has increased its fixed assets and revenue by $386,000 in 2002 and by $125,000 in 2003.

Summary

        The following table is a reconciliation of revenue as previously reported to amounts as restated for the periods indicated, in thousands:

	Year ended Dec. 31, 2002	Year ended Dec. 31, 2001
Revenues, as previously reported	$62,558	$173,199
Revenue Restatement Adjustments:
Deferral of product revenue	34,644	(35,389)
Maintenance revenue	(10,910)	(3,656)
Delivery	3,898	(3,920)
Customer acceptance	2,285	(2,275)
Other	1,442	841

Total Revenue Restatement Adjustments	31,359	(44,399)

Revenues, as restated	$93,917	$128,800

Expense Adjustments

Accrued expenses

        Sonus identified several accrued expense accounts that required adjustment to be in accordance with SFAS No. 5, Accounting for Contingencies. In most instances, Sonus lacked adequate support to assess either the probability or estimability for those contingencies for which Sonus has adjusted.

        The following table is a reconciliation of accrued expense adjustments by category as of the dates indicated, in thousands:

	Dec. 31, 2002	Dec. 31, 2001
Accrued expense adjustments—increase/(decrease) for:
Employee compensation and related costs	$208	$1,217
Professional fees	(1,239)	(1,544)
Royalties	1,492	(1,360)
Warranty reserve	(3,385)	(2,378)
Post-shipment obligations to customers	(2,527)	(2,800)
Customer deposits	(7,240)	—
Other	(4,199)	(2,360)

Total accrued expense adjustments	$(16,890)	$(9,225)

Restructuring expense and benefits

        In connection with our review and analysis, Sonus determined that a restructuring benefit of $16,557,000 for a lease renegotiation originally recorded in 2002 should have been recorded in 2001. In addition, Sonus reduced 2001 restructuring expense and related accruals by $1,929,000 related to balances that lacked support and increased 2002 expenses by $1,306,000. The effect of these adjustments was to reduce restructuring expense from $25,807,000 to $7,321,000 in 2001, and to adjusted the restructuring item from a benefit of $10,125,000 to an expense of $7,739,000 in 2002.

Valuation of Intangibles

        During 2001, Sonus acquired two companies, telecom technologies, inc. (TTI) and Linguateq, Inc. (Linguateq). Sonus accounted for the TTI acquisition as a purchase in accordance with Accounting Principles Board (APB) No. 16, Business Combinations, and for Linguateq as a purchase in accordance with SFAS No. 141, Business Combinations. In connection with the TTI acquisition re-appraisal by a third party, Sonus has re-examained the total consideration paid, net liabilities assumed, and certain assumptions and calculations supporting the original appraisal of the identified intangible assets acquired from TTI. These assumptions included the customer turnover rate, the gross and operating margin percentages and inconsistencies in the profit assumptions used to value in-process research and development (IPR&D) compared to other identified intangible assets. The results of these changes to the purchase price and related allocation for the TTI acquisition are as follows:

Purchase Price of TTI	As Reported	Adjustments	As Restated
	(in thousands)
Fair market value of shares issued	$527,613	$(612)	$527,001
Liabilities assumed	21,184	(1,375)	19,809
Acquisition expenses	5,833	(67)	5,766

Total	$554,630	$(2,054)	$552,576

        As a result of re-appraisal of assets acquired, the final purchase price has been allocated to the tangible and intangible assets acquired based upon their fair values as follows:

Purchase Price Allocation of TTI	As Reported	Adjustments	As Restated
	(in thousands)
Tangible assets	$8,296	$1,096	$9,392
Intangible assets:
Workforce	3,000	3,900	6,900
Developed technology	11,900	2,100	14,000
Customer relationships	17,400	6,800	24,200
In-process research and development	40,000	800	40,800
Deferred compensation related to unvested stock options	22,600	—	22,600
Goodwill	451,434	(16,750)	434,684

Total	$554,630	$(2,054)	$552,576

        In connection with the revised appraisals, Sonus has determined that the useful life of the TTI customer relationships and goodwill should be five years, compared to three years as previously reported. The impact to amortization expense as a result of the change in estimated useful lives and valuation of intangibles was an increase of $2,715,000 for the year ended December 31, 2002 and a decrease of $37,208,000 for the year ended December 31, 2001.

Impairment

        In 2001, in light of negative industry and economic conditions, a general decline in technology valuations, and its decision to discontinue the development and use of certain acquired technology, Sonus performed an assessment of the carrying value of goodwill and purchased intangible assets from TTI recorded in connection with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of, and originally recorded an impairment charge of $374,735,000. Due to the changes in the valuation of intangible assets and their useful lives described above and the use of more appropriate revenue projections supporting the impairment calculation performed under SFAS No. 121 in 2001, Sonus performed a new impairment assessment with the assistance of a new third-party appraiser, which resulted in the following impairment charge (after the reallocation of goodwill to the purchased intangibles):

SFAS No. 121 Impairment of Assets Acquired from TTI As Reported	Impairment Charge for the year ended December 31, 2001	Remaining Value as of December 31, 2001
	(in thousands)
Customer relationships	$200,217	$2,308
Developed technology	138,715	—
Workforce	34,084	797
Fixed assets	1,719	—

Total	$374,735	$3,105

SFAS No. 121 Impairment of Assets Acquired from TTI As Restated	Impairment Charge for the year ended December 31, 2001	Remaining Value as of December 31, 2001
	(in thousands)
Customer relationships	$204,016	$16,350
Developed technology	126,821	—
Workforce	59,831	2,381
Fixed assets	1,719	—

Total	$392,387	$18,731

        In 2002, Sonus adopted SFAS No. 141, which resulted in a reclassification of all remaining workforce-related intangible assets into goodwill. As a result of the continuing and significant decline in the market for telecommunications equipment and pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, Sonus performed an impairment analysis of certain technology acquired from Linguateq. In addition, Sonus performed an impairment analysis on our remaining goodwill for both the TTI and Linguateq acquisitions pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. The results of these analyses are summarized in the following table, in thousands:

	Year Ended December 31, 2002
	Impairment charge, as Reported	Adjustments	Impairment charge, as Restated
TTI customer relationships	$—	$7,669	$7,669
TTI goodwill	796	1,585	2,381
Linguateq developed technology and customer relationship	175	—	175
Linguateq goodwill	877	(152)	725

Total	$1,848	$9,102	$10,950

Stock-based Compensation

        Sonus identified items in the calculation of stock-based compensation and related items that required adjustments to the stockholders' equity section of Sonus' balance sheet, and its stock-based compensation expense. These items pertain to errors involving the amortization and recapture of deferred compensation, the 2002 exchange of outstanding employee stock options, and intrinsic value charges for restricted stock and stock options grants and modifications.

        Sonus previously adopted the accelerated method of amortizing all deferred compensation defined under FIN 28 Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. In the event of forfeiture of a stock-based award, FIN 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, requires that compensation expense be adjusted to recapture the compensation expense previously recorded related to unvested stock-based awards, in the period of forfeiture. Sonus previously had not recorded recapture of any such excess compensation expense upon the forfeiture of a stock-based award upon employee termination. As a result, Sonus has decreased stock-based compensation by $4,926,000 in 2002 and $3,179,000 in 2001, in these restated financial statements, which includes the recapture of excess compensation expense related to the items discussed in the following two paragraphs.

        Sonus also determined that option grants made to certain newly hired employees had intrinsic value on the date of grant. APB No. 25, Accounting for Stock Issued to Employees, requires that such intrinsic value be recorded as deferred stock-based compensation and amortized over the vesting period. Previously, Sonus had not recorded any deferred stock-based compensation expense for these grants, and Sonus is now recording an adjustment of $1,215,000 to deferred compensation and additional paid-in-capital in 2001. As a result and under our policy of amortization under FIN 28, Sonus has increased stock-based compensation expense by $380,000 in 2002 and $408,000 in 2001, in these restated financial statements.

        Sonus recorded employee deferred stock-based compensation prior to our initial public offering and in connection with its acquisition of TTI, and established a policy to amortize these amounts on an accelerated method under FIN 28. Sonus determined as a result of its review and analysis that the deferred stock-based compensation related to one category of employees was incorrectly amortized using the straight-line method and has made adjustments to consistently apply the FIN 28 method. As a result, Sonus decreased stock-based compensation by $193,000 in 2002 and increased such compensation by $1,690,000 in 2001, in these restated financial statements.

        In October 2002, Sonus commenced an offer to exchange outstanding employee stock options for new stock options to be granted by it. Sonus had previously recorded deferred stock-based compensation for options issued prior to its initial public offering, and in conjunction with the exchange offer reversed any remaining unamortized deferred compensation to capital in excess of par value. Sonus has determined as a result of its review and analysis that, in accordance with FIN 44, Sonus should have expensed any remaining deferred stock-based compensation associated with options exchanged under this offer. As a result, Sonus has recognized additional stock-based compensation expense of $562,000 for 2002.

        Sonus has determined that it improperly calculated deferred stock-based compensation and the related amortization associated with the restricted stock issued under the TTI Retention Plan. As a result, Sonus has also recorded an increase in 2002 of $1,353,000 and a decrease in 2001 of $739,000 to stock-based compensation expense to reflect the amortization of deferred stock-based compensation that should have been recorded.

        Sonus also determined that it improperly calculated stock-based compensation expense for any intrinsic value associated with the modification of certain stock options and restricted stock to accelerate the vesting of a portion or all of these awards in connection with certain employee terminations. These adjustments resulted in increases in stock-based compensation expense of $200,000 in 2002 and $452,000 in 2001.

        The following table is a summary of stock-based compensation restatement adjustments by type for the periods indicated, in thousands:

	Year ended Dec. 31, 2002	Year ended Dec. 31, 2001
Stock-based Compensation Adjustments—increase/(decrease) for:
Recapture of compensation expense in connection with employee terminations	$(4,926)	$(3,179)
Amortization related to the intrinsic value of options granted to new employees	380	408
Adjusted amortization under accelerated method prescribed by FIN 28	(193)	1,690
Compensation charge related to options cancelled under Exchange Program	562	—
Amortization related to restricted stock issued in connection with TTI Retention Plan	1,353	(739)
Charge for modification in connection with employee terminations	200	452

Total Stock-based Compensation Restatement Adjustments	$(2,624)	$(1,368)

        As described in Note 1 (m) to Sonus' consolidated financial statements, Sonus calculated the fair value of its stock options and the options under its employee stock purchase plan for disclosure purposes as required under SFAS No. 123, Accounting for Stock-Based Compensation. These calculations depend, among other factors, on the characteristics of Sonus' ESPP and options with intrinsic value at the grant date. Sonus' calculation did not properly consider these two items.

        Sonus has also identified and recorded certain adjustments related to certain stock option activity that had not been previously accounted for or had been previously accounted for in an incorrect period. As a result, Sonus has made adjustments to the summary of stock option activity in Note 14 to its consolidated financial statements.

Inventory Reserves

        As of December 31, 2002 and 2001 Sonus' originally reported excess, obsolete and evaluation reserve balances were $17,784,000 and $9,629,000, respectively. Sonus has determined that its excess, obsolete and evaluation reserve balances were not consistently calculated and, as a result of its review of these reserves and consideration of contemporaneous facts and circumstances, Sonus increased its reserves and charged cost of product revenues by $522,000 and $3,297,000 as of and for the years ended December 31, 2002 and 2001.

Other Balance Sheet Adjustments

        Sonus identified certain customer checks received by it prior to the end of fiscal year 2002, which were deposited after the reporting period and not recorded in the period received. Accordingly, Sonus has increased its cash and cash equivalents and deferred revenue balances by $6,971,000 as of December 31, 2002.

        Sonus previously did not record deferred revenue for product shipments and related services for which customers had been invoiced but for which no revenue was recognized and for which payment had not been collected. In this restatement, customer billings for which Sonus has a contractual right to invoice and collectibility is probable have been recorded as accounts receivable on the balance sheet, with a corresponding increase to deferred revenue. Accounts receivable and deferred revenue have increased by $90,000 at December 31, 2002.

        Sonus previously reported customer deposits as accrued liabilities. As restated, Sonus has determined that it should report customer deposits as deferred revenue rather than accrued expenses. Accordingly, deferred revenue has increased and accrued liabilities have decreased by $7,240,000 as of December 31, 2002.

Other Statement of Operations Adjustments

        As described in Note 1 (q) to Sonus' consolidated financial statements, Sonus calculated the weighted average common shares outstanding utilized in the determination of loss per share in accordance with the treasury stock method as required under SFAS No. 148, Earnings Per Share. Sonus' calculation did not properly consider certain activity and, accordingly, Sonus has modified the weighted average common shares outstanding for 2002 and 2001.

Summary of Restatement Items

        The following condensed consolidated statements of operations for the years ended December 31, 2002 and 2001, on a comparative basis, summarize the effects of the restatement adjustments on various line items of Sonus' statements of operations for the periods indicated.

Condensed Statements of Operations
As Reported and As Restated
(In thousands, except per share data)

	Year Ended December 31, 2002			Year Ended December 31, 2001
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues	$62,558	$31,359	$93,917	$173,199	$(44,399)	$128,800
Cost of revenues	40,302	11,274	51,576	75,698	(12,920)	62,778

Gross profit	22,256	20,085	42,341	97,501	(31,479)	66,022
Operating expenses	92,044	25,370	117,414	747,940	(41,350)	706,590

Loss from operations	(69,788)	(5,285)	(75,073)	(650,439)	9,871	(640,568)
Interest income, net	1,318	—	1,318	5,007	(58)	4,949

Loss before income taxes	(68,470)	(5,285)	(73,755)	(645,432)	9,813	(635,619)
Provision for income taxes	—	86	86	—	—	—

Net loss	$(68,470)	$(5,371)	$(73,841)	$(645,432)	$9,813	$(635,619)

Net loss per share	$(0.36)	$(0.03)	$(0.39)	$(3.74)	$0.06	$(3.68)

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

2002 Restructuring Activity

        Sonus' restructuring activities for fiscal 2002 are summarized as follows in thousands:

	2002 Activity
				Dec. 31, 2002 Accrual Balance
	Restructuring Charges	Cash Payments	Adjustments		Cash Payments	Dec. 31, 2003 Accrual Balance	Current Portion	Long-term Portion
				As Restated
Workforce reduction	$5,282	$(4,748)	$—	$534	$(534)	$—	$—	$—
Consolidation of facilities	3,332	(1,002)	(116)	2,214	(1,071)	1,143	344	799

Sub-total	8,614	(5,750)	(116)	2,748	(1,605)	1,143	344	799
Write-off (benefit) of purchase commitments	2,408	(1,333)	(735)	340	(300)	40	40	—

Total	$11,022	$(7,083)	$(851)	$3,088	$(1,905)	$1,183	$384	$799

        The remaining cash expenditures relating to the consolidation of excess facilities are expected to be paid through 2008. The remaining purchase commitment obligations were paid in the first quarter of fiscal 2004.

  (a)    Workforce reduction

        The restructuring actions in fiscal 2002 resulted in a reduction of Sonus' workforce by approximately 230 employees, or 39%. The affected employees were entitled to severance and other benefits for which Sonus recorded a charge of $5,282,000 in fiscal 2002. In addition in fiscal 2002, Sonus recorded non-cash, stock based compensation expense of $1,466,000 related to the write-off of deferred compensation associated with shares and options held by terminated employees.

  (b)    Consolidation of excess facilities

        Sonus recorded a net restructuring charge in fiscal 2002 of $3,216,000 for the consolidation of excess facilities, which is included on the balance sheet in accrued restructuring expenses and long-term obligations. The accrual for the consolidation of excess facilities was determined assuming no sublease income.

  (c)    Write-off (benefit) of inventory and purchase commitments

        During fiscal 2002, Sonus recorded additional cost of revenues of $6,130,000, consisting of $4,457,000 for the write-off of inventory determined to be excess and obsolete and $1,673,000 for materials that were committed to be purchased from third-party contract manufacturers and suppliers under purchase commitments, but that were in excess of required quantities. The charge for purchase commitments was recorded on the balance sheet as accrued restructuring expenses.

2001 Restructuring Activity

        Sonus' restructuring activities for fiscal 2001 are summarized as follows in thousands:

	2001 Activity				2002 Activity
	Initial Restruc. Charges	Cash Payments	Non-Cash Benefit	Dec. 31, 2001 Accrual Balance	Cash Payments	Adjustments	Dec. 31, 2002 Accrual Balance	Cash Payments	Dec. 31, 2003 Accrual Balance	Current Portion	Long-term Portion
				As Restated			As Restated
Workforce reduction	$3,509	$(2,976)	$—	$533	$(533)	$—	$—	$—	$—	$—	$—
Consolidation of facilities and other charges (benefit)	20,369	(1,116)	(16,557)	2,696	(1,366)	(759)	571	(390)	181	181	$—

Total	$23,878	$(4,092)	$(16,557)	$3,229	$(1,899)	$(759)	$571	$(390)	$181	$181	$—

        Remaining cash expenditures relating to the consolidation of excess facilities and other miscellaneous charges are expected to be paid by the second quarter of fiscal 2004.

  (a)    Workforce reduction

        The restructuring actions in fiscal 2001 resulted in the reduction of Sonus' workforce by approximately 150 employees, or 21%. The affected employees were entitled to severance and other benefits for which Sonus recorded a charge of $3,509,000 in fiscal 2001. In addition in fiscal 2001, Sonus recorded non-cash stock-based compensation expenses of $19,273,000 related to the write-off of deferred compensation associated with shares and options held by terminated employees.

  (b)    Consolidation of excess facilities and other charges (benefit)

        Sonus recorded a restructuring charge in fiscal 2001 of $20,369,000 for the consolidation of excess facilities and other miscellaneous charges, which is included on the balance sheet in accrued restructuring expenses and long-term obligations. The accrual for the consolidation of excess facilities was determined assuming no sub-lease income.

        In March 2002, Sonus' TTI subsidiary reduced its lease commitments for excess space in its Texas facilities in exchange for a one-time payment of $835,000 to a landlord and a guarantee by Sonus of TTI's rents owed through April 2003, the remainder of the revised lease term. As the reduction in lease commitments was estimable at December 31, 2001, Sonus recorded the restructuring benefit of $16,557,000 in fiscal 2001.

(4)   Write-off of Goodwill and Purchased Intangible Assets

        In accordance with SFAS No. 142, in response to unfavorable business conditions, Sonus re-evaluated the fair value of goodwill established in connection with its acquisitions of TTI and Linguatec in fiscal 2001 (Notes 5 and 6) with the assistance of an independent appraiser. The key assumption used in evaluating the value of intangible assets was forecasted revenues and related profit margin related to remaining customers acquired as a result of the acquisitions. Revenue and profit margin forecasts had declined significantly compared to expectations as of the acquisition date. As a result, recorded an aggregate non-cash impairment charge of $10,950,000 in fiscal 2002 for the write-off of the remaining goodwill established in connection with those acquisitions.

        In fiscal 2001, in light of negative industry and economic conditions, a general decline in technology valuations and our decision to discontinue the development and use of certain acquired technology, Sonus performed an assessment of the carrying value of the goodwill and purchased intangible assets recorded in connection with our acquisition of TTI. The key assumptions used in evaluating the carrying value of intangible assets and goodwill included the allocation of goodwill proportionately to the identified intangible assets, significant declines in forecasted revenues and related profit margins related to remaining customers acquired as result of the acquisition, and a significant decline in the number of remaining employees from the acquired company. As a result, in accordance with SFAS No. 121, Sonus recorded a non-cash impairment charge of $392,387,000 in fiscal 2001 for the write-off of goodwill and certain purchased intangible assets because the estimated undiscounted future cash flows of these assets was less than the carrying value.

(5)   Acquisition of telecom technologies, inc.

        In January 2001, Sonus acquired privately-held TTI. Upon the closing of this acquisition, an aggregate of 10,800,000 shares of Sonus common stock (Merger Shares) were exchanged for all outstanding shares of TTI common stock. Of the 10,800,000 shares issued to the TTI stockholders, 1,200,000 shares were placed into escrow as security for indemnity obligations that were released to TTI stockholders on January 18, 2002. In addition to the Merger Shares, the TTI stockholders received in fiscal 2001, 4,200,000 additional shares of Sonus common stock upon the achievement of certain specified business expansion and product development milestones. Sonus also issued contingent awards of 3,000,000 shares of common stock under the 2000 Retention Plan to certain former TTI employees who became employees of Sonus (Note 14 (d)).

        The acquisition of TTI was accounted for using the purchase method of accounting in accordance with APB No. 16, Business Combinations. Accordingly, the total purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The purchase price was determined by using the average market value of Sonus common stock for the period from two days before to two days after the announcement of the TTI acquisition ($41.61 per share) to value the Merger Shares at the closing date and adding the fair value of liabilities assumed and expenses of the acquisition. Additionally, since the closing date, the purchase price was increased as the 4,200,000 shares of common stock that were subject to milestone conditions were earned. The final purchase price was computed as follows, in thousands:

Fair market value of shares issued	$527,001
Liabilities assumed	19,809
Acquisition expenses	5,766

$552,576

        In accordance with APB No. 16 and with the assistance of valuation experts, the final purchase price was allocated to the tangible and intangible assets acquired based upon their fair values as follows, in thousands:

Tangible assets	$9,392
Intangible assets:
Workforce and developed technology	20,900
Customer relationships	24,200
In-process research and development	40,800
Deferred compensation related to unvested stock options	22,600
Goodwill	434,684

$552,576

        Sonus engaged a third party appraiser to conduct a valuation of the tangible and intangible assets and to assist in the determination of the useful lives for such assets. Based on the results of the appraisal, $40,800,000 was allocated to in-process research and development, which was expensed in fiscal 2001. The amounts allocated to assembled workforce, developed technology, customer relationships and goodwill were planned to be amortized over their estimated useful lives of three to five years. During the years ended December 31, 2003, 2002 and 2001, amortization of goodwill and purchased intangible assets for the TTI acquisition was $2,408,000, $3,871,000 and $70,384,000. In fiscal 2002 and 2001, Sonus recorded non-cash impairment charges of $10,050,000 and $392,387,000 for the write-off of TTI goodwill and certain purchased intangible assets (Note 4). Deferred compensation was computed based on the intrinsic value of the unvested TTI stock options assumed by Sonus and is being expensed over the remaining vesting period of up to four years.

        The valuation of in-process research and development was determined using the income method. Revenue and expense projections for the in-process development project were prepared by the management of Sonus through 2009 and the present value was computed using a discount rate of 23%. There was no alternative future use for the in-process technology. The assumptions used for the valuation of in-process research and development are the responsibility of management.

Pro Forma Information

        The following unaudited pro forma information presents a summary of the consolidated results of operations of Sonus and TTI as if the acquisition had occurred on January 1, 2001. The pro forma adjustments exclude the one-time write-off of TTI in-process research and development for the year ended December 31, 2001, in thousands, except per share data.

Revenues	$129,134
Net loss	(596,398)
Basic and diluted net loss per share	$(3.44)

        The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for fiscal 2001. In addition, they are not intended to be a projection of future results and do not reflect any synergies from combining operations.

(6)   Acquisition of Certain Assets of Linguateq, Inc.

        In July 2001, Sonus completed the acquisition of certain intellectual property and other assets of privately-held Linguateq Incorporated. Linguateq was a provider of data distribution and billing application software for both next generation and legacy networks. The acquisition of certain intellectual property and other assets was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The purchase price was determined by using the average market value of Sonus common stock for the period from two days before to two days after the terms were agreed upon for the acquisition ($21.84 per share) to value the 221,753 Sonus common shares issued to the Linguateq stockholders at the closing date and adding payments to employees and vendors and expenses of the acquisition. The final purchase price was been computed as follows, in thousands:

Fair market value of shares issued	$4,843
Payments to employees and vendors	241
Acquisition expenses	141

$5,225

In accordance with SFAS No. 142, and with the assistance of valuation experts, the purchase price was allocated to the intangible assets acquired based upon their fair values as follows, in thousands:

Intangible assets:
Developed technology and customer relationships	$700
In-process research and development	3,800
Goodwill	725

$5,225

        Sonus engaged a third party appraiser to conduct a valuation of the intangible assets and to assist in the determination of useful lives for such assets. Based on the results of the appraisal, $3,800,000 was allocated to in-process research and development, which was expensed in fiscal 2001. During the years ended December 31, 2002 and 2001, amortization of purchased intangible assets for Linguateq was $358,000 and $167,000. In fiscal 2002, Sonus recorded a non-cash impairment charge of $900,000 for the write-off of Linguateq goodwill (Note 3).

        The valuation of in-process research and development was determined using the income method. Revenue and expense projections for the in-process development project were prepared by the management of Sonus through 2006 and the present value was computed using a discount rate of 40%. In the event that the project was not completed and technological feasibility was not achieved, there was no alternative future use for the in-process technology. The assumptions used for the valuation of in-process research and development are the responsibility of management.

        Pro forma information related to the consolidated results of operations of Sonus and Linguateq were not material for 2001 and 2000.

(7)   Other Balance Sheet Data

  (a)    Accounts Receivable

        Accounts receivable consists of the following, in thousands:

	December 31,
	2003	2002
		As Restated
Earned accounts receivable	$11,326	$4,873
Unearned accounts receivable	12,713	90

Accounts receivable, gross	24,039	4,963
Allowance for doubtful accounts	(285)	(341)

Accounts receivable, net	$23,754	$4,622

  (b)    Inventory

        Inventory consists of the following, in thousands:

	December 31,
	2003	2002
		As Restated
On-hand final assemblies and finished goods inventory	$11,366	$12,292
Unearned inventory	10,173	10,441
Evaluation inventory	6,014	6,022

Inventory, gross	27,553	28,755
Excess, obsolete and evaluation reserve	(13,814)	(18,306)

Inventory, net	$13,739	$10,449

  (c)    Property and Equipment

        Property and equipment consists of the following, in thousands:

		December 31,
	Estimated Useful Life
		2003	2002
			As Restated
Equipment and software	2-3 years	$50,966	$47,797
Furniture and fixtures	3-5 years	579	579
Leasehold improvements	Life of lease	2,592	2,574

		54,137	50,950
Less accumulated depreciation		(49,128)	(39,404)

Property and equipment, net		$5,009	$11,546

  (d)    Accrued Expenses

        Accrued expenses consists of the following, in thousands:

	December 31,
	2003	2002
		As Restated
Employee compensation and related costs	$4,351	$4,459
Employee stock purchase plan	821	515
Professional fees	6,208	2,106
Royalties	4,672	4,964
Warranty	2,500	1,300
Other	3,613	3,145

	$22,165	$16,489

  (e)    Deferred Revenue

        Deferred revenue consists of the following, in thousands:

	December 31,
	2003	2002
		As Restated
Maintenance and support contracts	$39,104	$24,832
Customer deposits	35,183	34,830
Unearned revenue	12,713	90

Total deferred revenue	87,000	59,752
Less current portion	(62,698)	(51,728)

	$24,302	$8,024

(8)   Valuation and Qualifying Accounts

  (a)    Allowance for Doubtful Accounts

        The following table sets forth activity in Sonus' allowance for doubtful accounts, in thousands:

Year ended December 31:	Balance at beginning of year	Charges (benefits) to costs and expenses	(Write-offs)/ recoveries	Balance at end of year
2003	$341	$170	$(226)	$285
2002 (As Restated)	2,082	(1,683)	(58)	341
2001 (As Restated)	1,000	1,082	—	2,082

  (b)    Inventory Reserve

        The following table sets forth activity in Sonus' inventory reserve, in thousands:

Year ended December 31:	Balance at beginning of year	Charges to costs and expenses	(Write-offs)/ recoveries	Balance at end of year
2003	$18,306	$5,806	$(10,298)	$13,814
2002 (As Restated)	12,925	9,369	(3,988)	18,306
2001 (As Restated)	3,806	9,301	(182)	12,925

  (c)    Warranty Reserve

        The following table sets forth activity in Sonus' warranty reserve accrual, included in accrued expenses, in thousands:

Year ended December 31:	Balance at beginning of year	Charges to costs and expenses	Deductions	Balance at end of year
2003	$1,300	$1,200	$—	$2,500
2002 (As Restated)	2,100	—	(800)	1,300
2001 (As Restated)	1,543	557	—	2,100

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

        The following is a summary of the significant components of Sonus' deferred tax assets and liabilities, in thousands:

	December 31,
	2003	2002
		As Restated
Net operating loss carryforwards	$71,763	$65,205
Tax credit carryforwards	9,687	8,187
Intangible assets	788	3
Deferred revenue	21,006	13,121
Accrued expenses	313	1,613
Inventory reserves	5,512	7,566
Other temporary differences	(4,325)	353
Valuation allowance	(104,744)	(96,048)

	$—	$—

        As of December 31, 2003, Sonus has net operating loss carryforwards for federal income tax purposes of approximately $190,000,000 that expire through 2023. Approximately $51,000,000 of the net operating loss is attributable to stock option deductions; upon utilization of this portion of the deferred tax asset the benefit will be accounted for as an increase to capital in excess of par value. Sonus also has available research and development credit carryforwards of approximately $9,700,000 that expire through 2023. The Internal Revenue Code (IRC) contains provisions that limit the net operating loss and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests. Sonus has completed several financings since inception and may have incurred ownership changes as defined in the IRC. Sonus does not believe that these changes have had a material impact on its ability to use its net operating loss and tax credit carryforwards.

        Income tax (benefit) expense differed from the amounts computed by applying the U.S. statutory income tax rate to pre-tax income as a result of the following:

	2003	2002	2001
Statutory income tax (benefit) expense	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(4.5)	(4.5)	(4.5)
Foreign income taxes	1.1	—	—
Stock-based compensation	6.5	10.5	4.2
Research and development credits	(9.8)	(2.3)	(0.3)
Goodwill amortization	—	—	24.9
Valuation allowance	44.0	34.3	6.4
Other, net	(0.3)	(2.9)	4.3

Effective income tax rate	2.0%	0.1%	—%

        The current provision for income taxes consists of the following, in thousands:

	2003	2002	2001
Federal	$—	$—	$—
State	130	86	—
Foreign	172	—	—

Total	$302	$86	$—

(10) Long-term Liabilities

        Long-term liabilities consist of capital leases, equipment borrowings from a bank (Note 11) and restructuring expenses. Sonus assumed certain capital leases as part of the acquisition of TTI. The capital leases are due in monthly installments expiring at various dates through March 2005 and accrue interest at annual rates ranging from 4.8% to 10.3%. The future minimum annual payments under capital leases and amounts due for long-term liabilities are as follows, in thousands:

	December 31,
	2003	2002
		As Restated
Capital Leases:
2003	$—	$548
2004	189	193
2005	30	31

Total minimum lease payments	219	772
Less amount representing interest	(7)	(43)

Present value of minimum payments	212	729
Equipment borrowings from bank	—	2,842
Long-term portion of restructuring expenses	799	1,328

Total long-term liabilities	1,011	4,899
Less current portion	(182)	(1,606)

Total long-term liabilities	$829	$3,293

        The future principal payments on long-term liabilities, excluding the capital leases, as of December 31, 2003 are as follows: $187,000 in 2005; $195,000 in 2006; $204,000 in 2007; and $213,000 in 2008.

(11) Bank Agreement

        In January 2002, Sonus established a $10,000,000 equipment line of credit and a $20,000,000 working capital line of credit with a bank, at the bank's prime rate. In March 2003, Sonus extended these existing lines of credit at the bank's prime rate (4.0% at December 31, 2003). The lines of credit expired in March 2004 and were not renewed. Amounts borrowed under the equipment line were repayable over a 36-month period. For both lines of credit, Sonus had to comply with certain restrictive covenants including maintaining certain minimum investment balances with the bank, a minimum tangible stockholders' equity of $131,000,000 as of December 31, 2003 and a quick ratio of 1.5 to 1.0, as defined in the credit agreement. Pursuant to the terms of the agreement, the minimum tangible stockholders' equity covenant increased by fifty percent (50%) of the amount of the additional equity financing received by Sonus in its 2003 public offerings. Under the agreement, all of Sonus' assets, except intellectual property, had been pledged as collateral. As of December 31, 2003, Sonus had no amounts outstanding under the equipment line of credit (Note 10). Interest expense related to the line of credit was $104,000 for 2003 and $134,000 for 2002.

(12) Convertible Subordinated Note

        In May 2001, Sonus completed a private placement of an aggregate principal amount of $10,000,000 of 4.75% convertible subordinated notes, due May 1, 2006, with a customer. Interest payments are due semi-annually on May 1 and November 1 of each year through May 2006. The notes may be converted by the holder into shares of Sonus' common stock at any time before their maturity or prior to their redemption or repurchase by Sonus. The conversion rate is 33.314 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. After May 1, 2004, Sonus has the option to redeem all or a portion of the notes at 100% of the principal amount. Also, at any time if the market price of Sonus' common stock exceeds $60.04 per share for twenty trading days in any thirty trading-day period, Sonus may redeem these notes through the issuance of shares of common stock or for cash. In the event of a change of control in Sonus, the holder at its option may require Sonus to redeem the notes through the issuance of common stock or cash. Interest expense related to our convertible subordinated notes was $475,000 for 2003 and 2002 and $317,000 for 2001.

(13) Commitments and Contingencies

  (a)    Leases

        Sonus leases its facilities under operating leases, which expire through December 2008. Sonus is responsible for certain real estate taxes, utilities and maintenance costs under these leases. In October 2003, Sonus entered into a sublease agreement (Sublease) for a new corporate headquarters facility with rent commencing in April 2004 and extending through January 2007. Rent expense was $2,638,000, $3,267,000 and $4,146,000 for 2003, 2002 and 2001. The future minimum payments under operating lease arrangements as of December 31, 2003, including the new Sublease, are as follows: $1,693,000 in 2004; $1,068,000 in 2005; $876,000 in 2006; $261,000 in 2007; and $213,000 in 2008.

  (b)    Pending Litigation and Claims

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

        Beginning in July 2002, several purchasers of Sonus' common stock filed complaints in federal district court for the District of Massachusetts against Sonus, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (Class Action Complaints). The purchasers seek to represent a class of persons who purchased common stock of Sonus between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that Sonus made false and misleading statements about its products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, Sonus filed a motion to dismiss the Consolidated Amended Complaint on various grounds. On May 11, 2004, the court held oral argument on the motion, at the conclusion of which the court denied Sonus' motion to dismiss. The case is proceeding to class certification and discovery. Sonus believes the claims in the Consolidated Amended Complaint are without merit and that it has substantial legal and factual defenses, which it intends to pursue vigorously. There is no assurance Sonus will prevail in defending these actions.

        Beginning in February 2004, a number of purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts against Sonus and certain of its current officers and directors. The complaints assert claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to Sonus' announcement that it had identified issues, practices and actions of certain employees relating to both the timing of revenue recognized from certain customer transactions and other financial statement accounts, which could affect its 2003 financial statement accounts and possibly financial statements for prior periods. Specifically, these actions allege that Sonus issued a series of false or misleading statements to the market during the class period that failed to disclose that (i) Sonus had materially overstated its revenue by improperly recognizing revenue on certain customer contracts; (ii) Sonus lacked adequate internal controls and was therefore unable to ascertain its true financial condition; and (iii) as a result of the foregoing, Sonus' financial statements issued during the class period were materially false and misleading. Plaintiffs contend that such statements caused Sonus' stock price to be artificially inflated. The complaints seek unspecified damages on behalf of a purported class of purchasers of Sonus' common stock during the period from April 9, 2003, June 3, 2003 or June 5, 2003 through February 11, 2004. On June 28, 2004, the court consolidated the claims. Sonus believes that it has substantial legal and factual defenses to the claims, which it intends to pursue vigorously. There is no assurance Sonus will prevail in defending these actions.

        In February 2004, two purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against Sonus and certain of its officers and directors, naming Sonus as a nominal defendant. Also in February 2004, two purported shareholder derivative lawsuits were filed in the business litigation session of the superior court of Suffolk County of Massachusetts against Sonus and certain of Sonus' directors and officers, also naming Sonus as a nominal defendant. The suits claim that certain of Sonus' officers and directors breached their fiduciary duties to Sonus' stockholders and to the company. The complaints are derivative in nature and do not seek relief from Sonus. However, Sonus has entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to Sonus' obligations under the indemnification agreements and/or applicable Delaware law. Sonus filed a motion to dismiss the state court cases and a motion to stay the federal action pending the outcome of the motion to dismiss in state court. On June 11, 2004, the state court held oral argument on the motion and took the matter under advisement. Discovery has been stayed pending the outcome of the motion to dismiss. Sonus believes that it has substantial legal and factual defenses to the claims, which it intends to pursue vigorously. There is no assurance Sonus will prevail in defending these actions.

        In June 2004, Sonus received a formal order of private investigation from the SEC. Sonus is cooperating with the investigation. There can be no assurance as to the outcome of the SEC investigation. Sonus may incur substantial costs in connection with the investigation including fines and significant legal expenses.

        Sonus has been contacted by third parties, who claim that Sonus' products infringe on certain intellectual property of the third party. Sonus evaluates these claims and accrues for royalties when the amounts are probable and reasonably estimable. While Sonus believes that the amounts accrued for estimated royalties are adequate, the amounts required to ultimately settle royalty obligations may be different.

(14) Stockholders' Equity

  (a)    Public Offerings

        In September 2003, Sonus completed a public offering of 17,000,000 shares of its common stock at $7.75 per share, resulting in net proceeds of $126,088,000 after deducting offering costs of $5,662,000.

        In April 2003, Sonus completed a public offering of 20,000,000 shares of its common stock at $3.05 per share, resulting in net proceeds of $56,730,000 after deducting offering costs of $4,270,000.

  (b)    1997 Stock Incentive Plan

        On January 1 of each year, the aggregate number of shares of common stock available for issuance under the 1997 Stock Incentive Plan (Plan) shall increase by the lesser of (i) 5% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of December 31, 2003, 110,611,642 shares were authorized and 35,051,143 shares were available under the Plan for future issuance.

        Sonus issued shares of restricted common stock to employees and consultants which are subject to repurchase agreements and generally vest over a four or five-year period. If the employee leaves or if the services are not performed, Sonus may repurchase any restricted shares of common stock held by these individuals at their original purchase price ranging from $0.01 to $4.67 per share. All shares of common stock subject to repurchase restrictions contain the same rights and privileges as unrestricted shares of common stock and are presented as outstanding as of the date of issuance. As of December 31, 2003, 1,058,045 shares of the outstanding common stock issued under the Plan were restricted and subject to Sonus' right to repurchase.

        On October 16, 2002, Sonus commenced its Exchange Offer for outstanding employee stock options granted under the Plan having an exercise price of $0.67 or more per share for new stock options to be granted by Sonus. Outstanding options granted under the TTI Amended and Restated 1998 Equity Incentive Plan were not eligible for exchange. Also, Sonus' directors, executive officers and non-employees were not eligible to participate in the exchange. On November 22, 2002, the Exchange Offer expired. Outstanding options to purchase approximately 8,973,000 shares of common stock were accepted for exchange and cancelled. On May 27, 2003, employees received an option to purchase one share of common stock for each share of common stock under the exchanged options. The new options were granted at an exercise price of $4.08 per share, which represented the fair market value of Sonus' common stock on the date of grant.

        A summary of activity under the Plan for the years ended December 31, 2001, 2002 and 2003, is as follows:

Restricted Common Stock Issuances

	Number of Shares	Purchase Price	Weighted Average Purchase Price
Outstanding, December 31, 2000	43,020,654	$0.01-4.67	$0.21
Repurchased	(241,250)	0.07-0.16	0.08

Outstanding, December 31, 2001	42,779,404	0.01-4.67	0.20
Repurchased	(1,063,999)	0.01-4.00	0.17

Outstanding, December 31, 2002	41,715,405	0.01-4.67	0.20
Repurchased	(30,100)	0.16-0.22	0.20

Outstanding, December 31, 2003	41,685,305	$0.01-4.67	$0.19

Unrestricted common stock, December 31, 2003	40,627,260	$0.01-4.67	$0.19

Unrestricted common stock, December 31, 2002	34,834,854	$0.01-4.67	$0.35

Unrestricted common stock, December 31, 2001	26,504,307	$0.01-4.67	$0.05

Common Stock Option Grants

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2000	17,837,422	$0.01-22.25	$9.16
Granted (As Restated)	6,291,093	2.60-29.00	12.95
Canceled (As Restated)	(2,009,805)	0.07-22.25	15.33
Exercised (As Restated)	(1,703,650)	0.07-22.25	2.36

Outstanding, December 31, 2001 (As Restated)	20,415,060	0.01-29.00	15.98
Granted (As Restated)	5,958,300	0.25-3.91	2.79
Canceled(1) (As Restated)	(13,484,486)	0.01-22.25	11.85
Exercised (As Restated)	(475,901)	0.07-3.33	0.34

Outstanding, December 31, 2002 (As Restated)	12,412,973	0.01-29.00	5.42
Granted	20,247,276	1.18-7.65	4.35
Canceled	(2,329,386)	0.67-22.25	8.55
Exercised	(2,194,369)	0.07-4.67	2.71

Outstanding, December 31, 2003	28,136,494	$0.01-29.00	$4.60

Exercisable, December 31, 2003	9,780,521	$0.01-29.00	$4.68

Exercisable, December 31, 2002 (As Restated)	6,079,842	$0.01-29.00	$5.46

Exercisable, December 31, 2001 (As Restated)	5,261,391	$0.01-22.25	$9.12

(1)
Of the 13,484,486 options canceled in 2002, 8,973,160 were in connection with the Exchange Offer. Employees received an option to purchase one share of common stock for each option to purchase one share of common stock that was canceled. Sonus issued new options in exchange for such tendered options on May 27, 2003.

        The weighted average fair value of each option granted under the Plan for 2003, 2002 and 2001 is $3.76, $2.58 and $12.22 per share.

        The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2003:

	Outstanding
				Exercisable
		Weighted Average Remaining Contractual Life (Years)
Exercise Price	Number of Shares		Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.01	22,687	4.29	$0.01	22,687	$0.01
0.07	501,373	5.21	0.07	457,436	0.07
0.16-0.22	219,187	5.90	0.19	129,062	0.20
0.25	667,615	8.81	0.25	123,285	0.25
0.67	394,175	6.05	0.67	377,562	0.67
1.18	37,500	9.10	1.18	10,000	1.18
1.58-2.13	103,400	9.00	1.96	28,400	1.87
2.51-3.33	3,980,982	5.97	3.16	3,512,169	3.17
3.91-5.76	19,833,025	8.03	4.31	3,803,257	4.17
6.60-7.67	523,000	9.40	7.31	79,413	7.51
13.88-19.00	1,790,750	7.26	13.98	1,192,576	13.97
22.25-29.00	62,800	7.16	25.47	44,674	25.18

	28,136,494	7.64	$4.60	9,780,521	$4.68

  (c)    2000 Employee Stock Purchase Plan

        On January 1 of each year, the aggregate number of shares of common stock available for purchase under the ESPP shall increase by the lesser of (i) 2% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of December 31, 2003, 15,444,657 shares were authorized and 12,138,327 shares were available under the ESPP for future issuance.

  (d)    2000 Retention Plan

        In January 2001 in conjunction with the acquisition of TTI, Sonus established the 2000 Retention Plan (the Retention Plan) and issued contingent awards of 3,000,000 shares of common stock to certain employees of TTI who became employees of Sonus. Pursuant to the Retention Plan, these awards were scheduled to vest in equal installments on each of October 31, 2002, November 30, 2002, January 31, 2003 and February 28, 2003, if (i) the recipients did not voluntarily terminate employment with TTI or Sonus prior to such vesting dates and (ii) the business expansion and product development escrow release conditions were satisfied in whole or in part. Generally, any awards forfeited by employees who have terminated employment with TTI, other than a termination by Sonus or TTI without cause, prior to the date on which they would otherwise vest, were reallocated to remaining TTI employees, awarded to replacement hires or returned to Sonus as provided by the terms of the Retention Plan. All of the Retention Plan shares were made available for distribution as of December 31, 2002.

  (e)    1998 Equity Incentive Plan

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

  (f)    Stock-based Compensation

        Stock based compensation expenses include the amortization of deferred employee compensation and other equity related expenses for non-employees.

        In connection with certain employee stock option grants and the issuance of employee restricted common stock during the years ended December 31, 2000 and 1999, Sonus recorded deferred stock based compensation of $39,433,000 and $20,859,000. This represents the aggregate difference between the exercise price or purchase price and the fair value of the common stock on the date of grant or sale for accounting purposes. The deferred compensation is recognized as an expense over the vesting period of the underlying stock options and restricted common stock based on the accelerated method prescribed by FIN 28.

        In connection with the TTI acquisition, Sonus recorded deferred stock based compensation of $22,600,000 for the year ended December 31, 2001, related to the intrinsic value of unvested TTI stock options assumed by Sonus. This deferred compensation is recognized as an expense over the remaining vesting period of the underlying stock options of up to four years. Additionally, Sonus recorded $55,438,000 of deferred stock based compensation on 3,000,000 shares awarded to TTI employees under the Retention Plan, based on the fair value of the Sonus common stock on the closing date of the acquisition. This deferred compensation has been fully expensed as of December 31, 2002 (See Note 14 (d)).

        Sonus has valued the stock options and the issuances of restricted common stock to non-employees based upon the fair market value of the services rendered where Sonus believes the value of these services is more readily determinable than the value of the options or restricted stock.

        Sonus recorded stock based compensation of $3,418,000, $16,871,000 and $74,132,000 for the years ended December 31, 2003, 2002 and 2001. Stock based compensation expense for the years ended December 31, 2003, 2002 and 2001 is net of $229,000, $4,926,000 and $3,179,000 related to the recapture of accelerated expense with respect to shares held by terminated employees. In 2002, stock-based compensation expense included $562,000 relating to the exchange of outstanding employee stock options for new stock options granted by Sonus. Sonus expects to record approximately $564,000 in employee stock based compensation expense in the year ending December 31, 2004.

  (g)    Common Stock Reserved

        Common stock reserved for future issuance at December 31, 2003 consist of the following:

Stock incentive plan	63,187,637
Employee stock purchase plan	12,138,327
Conversion of convertible subordinated note	333,140

75,659,104

(15) Employee Benefit Plan

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

(16) Supplemental Cash Flow Information

	Year ended December 31,
	2003	2002	2001
		As Restated	As Restated
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$610	$676	$546

Acquisition of telecom technologies, inc.
Tangible assets	$—	$—	$9,392
Liabilities assumed	—	—	(19,809)
Goodwill, purchased intangible assets and deferred compensation related to unvested stock options	—	—	543,184
Issuance of common stock in connection with the acquisition	—	—	(527,001)
Cash acquired	—	—	(90)

Acquisition, net of cash acquired	—	—	5,676
Acquisition of certain assets of Linguateq, Inc.,
Goodwill and purchased intangible assets	—	—	5,225
Issuance of common stock in connection with the acquisition	—	—	(4,843)

Acquisition	—	—	382

Total acquisitions, net of cash acquired	$—	$—	$6,058

(17) Restatement

        The accompanying consolidated financial data set forth below presents our consolidated statements of operations for the years ended December 31, 2002 and 2001 and our consolidated balance sheet as of December 31, 2002 showing the amounts previously reported, adjustments and as restated.

Consolidated Statement of Operations
(In thousands, except per share data)

	Year Ended December 31, 2002
	As Reported	Adjustments	As Restated
Revenues:
Product	$41,395	$27,177	$68,572
Service	21,163	4,182	25,345

Total revenues	62,558	31,359	93,917
Cost of revenues:
Write-off inventory and purchase commitments	9,434	(3,304)	6,130
Product	19,535	14,038	33,573
Service	11,333	540	11,873

Total cost of revenues	40,302	11,274	51,576

Gross profit	22,256	20,085	42,341
Operating expenses:
Research and development	45,308	(717)	44,591
Sales and marketing	27,863	(77)	27,786
General and administrative	6,141	(893)	5,248
Stock-based compensation	19,495	(2,624)	16,871
Amortization of goodwill and purchased intangible assets	1,514	2,715	4,229
Write-off of goodwill and purchased intangible assets	1,848	9,102	10,950
Restructuring charges (benefit), net	(10,125)	17,864	7,739

Total operating expenses	92,044	25,370	117,414

Loss from operations	(69,788)	(5,285)	(75,073)
Interest expense	(676)	—	(676)
Interest income	1,994	—	1,994

Loss before income taxes	(68,470)	(5,285)	(73,755)
Provision for income taxes	—	86	86

Net loss	$(68,470)	$(5,371)	$(73,841)

Basic and diluted net loss per share	$(0.36)	$(0.03)	$(0.39)

Shares used in computing net loss per share	189,889	1,119	191,008

Consolidated Statement of Operations
(In thousands, except per share data)

	Year Ended December 31, 2001
	As Reported	Adjustments	As Restated
Revenues:
Product	$152,648	$(48,002)	$104,646
Service	20,551	3,603	24,154

Total revenues	173,199	(44,399)	128,800
Cost of revenues:
Product	56,222	(12,505)	43,717
Service	19,476	(415)	19,061

Total cost of revenues	75,698	(12,920)	62,778

Gross profit	97,501	(31,479)	66,022
Operating expenses:
Research and development	65,004	(1,108)	63,896
Sales and marketing	42,267	(1,391)	40,876
General and administrative	13,068	(241)	12,827
Stock-based compensation	75,500	(1,368)	74,132
Amortization of goodwill and purchased intangible assets	107,759	(37,208)	70,551
Write-off of goodwill and purchased intangible assets	374,735	17,652	392,387
Restructuring charges, net	25,807	(18,486)	7,321
In-process research and development	43,800	800	44,600

Total operating expenses	747,940	(41,350)	706,590

Loss from operations	(650,439)	9,871	(640,568)
Interest expense	(567)	(58)	(625)
Interest income	5,574	—	5,574

Net loss	$(645,432)	$9,813	$(635,619)

Basic and diluted net loss per share	$(3.74)	$0.06	$(3.68)

Shares used in computing net loss per share	172,382	523	172,905

Consolidated Balance Sheet
December 31, 2002
(In thousands)

	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$50,307	$6,971	$57,278
Marketable securities	60,860	—	60,860
Accounts receivable, net	2,956	1,666	4,622
Inventory, net	10,776	(327)	10,449
Other current assets	3,806	(290)	3,516

Total current assets	128,705	8,020	136,725
Property and equipment, net	11,174	372	11,546
Purchased intangible assets, net	1,174	3,636	4,810
Other assets	480	(44)	436

	$141,533	$11,984	$153,517

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,142	$(517)	$3,625
Accrued expenses	33,379	(16,890)	16,489
Accrued restructuring expenses	3,143	(812)	2,331
Current portion of deferred revenue	29,235	22,493	51,728
Current portion of long term liabilities	1,606	—	1,606

Total current liabilities	71,505	4,274	75,779
Long-term deferred revenue, less current portion	—	8,024	8,024
Long-term liabilities, less current portion	3,293	—	3,293
Convertible subordinated note	10,000	—	10,000
Commitments and contingencies
Stockholders' equity:
Preferred stock	—	—	—
Common stock	207	—	207
Capital in excess of par value	858,126	(4,566)	853,560
Accumulated deficit	(797,868)	4,442	(793,426)
Deferred compensation	(3,469)	(190)	(3,659)
Treasury stock, at cost	(261)	—	(261)

Total stockholders' equity	56,735	(314)	56,421

	$141,533	$11,984	$153,517

(18) Quarterly Results of Operations (unaudited)

        The following table presents Sonus' quarterly operating results for the years ended December 31, 2003 and 2002. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with our audited consolidated financial statements and related notes. The quarterly net income in the second quarter of 2002 and fourth quarter of 2003 was primarily the result of recognizing previously deferred revenue of $27,500,000 and $10,900,000, respectively, from arrangements with a single customer. The previously deferred revenue was recognized as revenue upon the delivery of certain specified software releases in the second quarter of 2002 and fourth quarter of 2003. See Note 2 to Sonus' consolidated financial statements. These operating results are not necessarily indicative of the results of any future period.

	Three months ended
	Dec. 31, 2003	Sept 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002
		As Restated	As Restated	As Restated	As Restated	As Restated	As Restated	As Restated
	(in thousands, except per share data)
	(unaudited)
Consolidated Statement of Operations Data:
Revenues	$46,384	$22,251	$15,366	$9,209	$12,476	$9,158	$51,775	$20,508
Cost of revenues	17,295	9,256	7,265	4,093	7,209	7,919	19,660	16,788

Gross profit	29,089	12,995	8,101	5,116	5,267	1,239	32,115	3,720
Operating expenses:
Research and development	7,945	8,036	8,504	7,705	9,277	9,218	11,165	14,931
Sales and marketing	6,990	7,732	4,476	3,971	6,444	4,466	9,417	7,459
General and administrative	6,338	842	1,456	1,839	(1,463)	2,932	1,192	2,587
Stock based compensation	802	1,047	645	924	2,926	2,228	4,918	6,799
Amortization of goodwill and purchased intangible assets	602	602	602	602	676	1,173	1,190	1,190
Write off of goodwill and purchased intangible assets	—	—	—	—	—	10,950	—	—
Restructuring charges	—	—	—	—	967	1,007	1,013	4,752

Total operating expenses	22,677	18,259	15,683	15,041	18,827	31,974	28,895	37,718

Income (loss) from operations	6,412	(5,264)	(7,582)	(9,925)	(13,560)	(30,735)	3,220	(33,998)
Interest income, net	693	268	313	251	186	303	376	453

Income (loss) before income taxes	7,105	(4,996)	(7,269)	(9,674)	(13,374)	(30,432)	3,596	(33,545)
Provision for income taxes	204	33	32	33	21	22	21	22

Net income (loss)	$6,901	$(5,029)	$(7,301)	$(9,707)	$(13,395)	$(30,454)	$3,575	$(33,567)

Net income (loss) per share:
Basic	$0.03	$(0.02)	$(0.03)	$(0.05)	$(0.07)	$(0.16)	$0.02	$(0.18)

Diluted	$0.03	$(0.02)	$(0.03)	$(0.05)	$(0.07)	$(0.16)	$0.02	$(0.18)

Shares used in computing net income (loss) per share (Note 1 (q)):
Basic	242,983	224,356	215,970	198,703	196,107	193,155	190,540	187,173

Diluted	258,607	224,356	215,970	198,703	196,107	193,155	200,509	187,173

        The accompanying consolidated financial data set forth below presents our consolidated statement of operations for the first three quarters of 2003 and for each of the quarters in 2002, showing the amounts previously reported, adjustments and as restated.

	Three months ended
	March 31, 2003			June 30, 2003			September 30, 2003
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(in thousands, except per share data)
	(unaudited)
Revenues	$16,019	$(6,810)	$9,209	$21,356	$(5,990)	$15,366	$28,644	$(6,393)	$22,251
Cost of revenues	5,430	(1,337)	4,093	8,793	(1,528)	7,265	11,047	(1,791)	9,256

Gross profit	10,589	(5,473)	5,116	12,563	(4,462)	8,101	17,597	(4,602)	12,995
Operating expenses:
Research and development	7,702	3	7,705	8,245	259	8,504	7,984	52	8,036
Sales and marketing	5,274	(1,303)	3,971	5,643	(1,167)	4,476	6,536	1,196	7,732
General and administrative	1,080	759	1,839	1,188	268	1,456	999	(157)	842
Stock-based compensation	894	30	924	739	(94)	645	866	181	1,047
Amortization of goodwill and purchased intangible assets	271	331	602	271	331	602	271	331	602

Total operating expenses	15,221	(180)	15,041	16,086	(403)	15,683	16,656	1,603	18,259

Income (loss) from operations	(4,632)	(5,293)	(9,925)	(3,523)	(4,059)	(7,582)	941	(6,205)	(5,264)
Interest income (expense), net	251	—	251	313	—	313	268	—	268

Income (loss) before income taxes	(4,381)	(5,293)	(9,674)	(3,210)	(4,059)	(7,269)	1,209	(6,205)	(4,996)
Provision for income taxes	—	33	33	—	32	32	—	33	33

Net income (loss)	$(4,381)	$(5,326)	$(9,707)	$(3,210)	$(4,091)	$(7,301)	$1,209	$(6,238)	$(5,029)

Basic net income (loss) per share	$(0.02)	$(0.03)	$(0.05)	$(0.01)	$(0.02)	$(0.03)	$0.01	$(0.03)	$(0.02)

Diluted net income (loss) per share	$(0.02)	$(0.03)	$(0.05)	$(0.01)	$(0.02)	$(0.03)	$0.01	$(0.03)	$(0.02)

Shares used in computing basic net income (loss) per share	198,703		198,703	215,970		215,970	224,356		224,356

Shares used in computing diluted net loss per share	198,703		198,703	215,970		215,970	239,446	(15,090)	224,356

	Three Months ended March 31, 2002			Three Months ended June 30, 2002
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(in thousands, except per share data)
	(unaudited)
Revenues	$21,158	$(650)	$20,508	$21,295	$30,480	$51,775
Cost of revenues	19,309	(2,521)	16,788	9,948	9,712	19,660

Gross profit	1,849	1,871	3,720	11,347	20,768	32,115
Operating expenses:
Research and development	14,615	316	14,931	12,225	(1,060)	11,165
Sales and marketing	8,407	(948)	7,459	8,280	1,137	9,417
General and administrative	1,466	1,121	2,587	1,691	(499)	1,192
Stock-based compensation	5,743	1,056	6,799	5,949	(1,031)	4,918
Amortization of goodwill and purchased intangible assets	406	784	1,190	383	807	1,190
Restructuring charges (benefit), net	(12,141)	16,893	4,752	1,013	—	1,013

Total operating expenses	18,496	19,222	37,718	29,541	(646)	28,895

Income (loss) from operations	(16,647)	(17,351)	(33,998)	(18,194)	21,414	3,220
Interest income (expense), net	453	—	453	376	—	376

Income (loss) before income taxes	(16,194)	(17,351)	(33,545)	(17,818)	21,414	3,596
Provision for income taxes	—	22	22	—	21	21

Net income (loss)	$(16,194)	$(17,373)	$(33,567)	$(17,818)	$21,393	$3,575

Basic net income (loss) per share	$(0.09)	$(0.09)	$(0.18)	$(0.09)	$0.11	$0.02

Diluted net income (loss) per share	$(0.09)	$(0.09)	$(0.18)	$(0.09)	$0.11	$0.02

Shares used in computing basic net income (loss) per share	186,057	1,116	187,173	189,183	1,357	190,540

Shares used in computing diluted net income (loss) per share	186,057	1,116	187,173	189,183	11,326	200,509

	Three Months ended September 30, 2002			Three Months ended December 31, 2002
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(in thousands, except per share data)
	(unaudited)
Revenues	$7,445	$1,713	$9,158	$12,660	$(184)	$12,476
Cost of revenues	4,747	3,172	7,919	6,298	911	7,209

Gross profit	2,698	(1,459)	1,239	6,362	(1,095)	5,267
Operating expenses:
Research and development	9,685	(467)	9,218	8,783	494	9,277
Sales and marketing	5,520	(1,054)	4,466	5,656	788	6,444
General and administrative	2,446	486	2,932	538	(2,001)	(1,463)
Stock-based compensation	3,962	(1,734)	2,228	3,841	(915)	2,926
Amortization of goodwill and purchased intangible assets	366	807	1,173	359	317	676
Write-off of goodwill and purchased intangible assets	1,673	9,277	10,950	175	(175)	—
Restructuring charges, net	987	20	1,007	16	951	967

Total operating expenses	24,639	7,335	31,974	19,368	(541)	18,827

Loss from operations	(21,941)	(8,794)	(30,735)	(13,006)	(554)	(13,560)
Interest income, net	303	—	303	186	—	186

Loss before income taxes	(21,638)	(8,794)	(30,432)	(12,820)	(554)	(13,374)
Provision for income taxes	—	22	22	—	21	21

Net loss	$(21,638)	$(8,816)	$(30,454)	$(12,820)	$(575)	$(13,395)

Basic and diluted net loss per share	$(0.11)	$(0.05)	$(0.16)	$(0.07)	$—	$(0.07)

Shares used in computing net loss per share	191,823	1,332	193,155	195,648	459	196,107

EXHIBIT INDEX

Exhibit No.	Description
3.1#	Fourth Amended and Restated Certificate of Incorporation of Sonus Networks, Inc., as amended.
3.2(b)	Amended and Restated By Laws of Sonus Networks, Inc.
4.1(b)	Form of Stock Certificate representing shares of Sonus Networks, Inc. Common Stock.
10.1(a)	Registration Rights Agreement, dated as of November 2, 2000, by and among Sonus Networks, Inc. and the Stockholder parties thereto.
10.2(a)+	Sonus 2000 Retention Plan.
10.3(a)+	Telecom technologies, inc. 1998 Amended Equity Incentive Plan.
10.4(b)+	Amended and Restated 1997 Stock Incentive Plan of the Registrant.
10.5(b)+	2000 Employee Stock Purchase Plan of the Registrant.
10.6(b)	Lease, dated January 21, 1999, as amended, between the Registrant and Glenborough Fund V, Limited Partnership with respect to property located at 5 Carlisle Road, Westford, Massachusetts.
10.7(a)	Sub lease, dated October 20, 2000, between the Registrant and Unisphere Networks, Inc. with respect to property located at 5 Carlisle Road, Westford, Massachusetts.
10.8(a)	Sub Lease, dated October 20, 2000, between the Registrant and Unisphere Networks, Inc. with respect to property located at 235 Littleton Road, Westford, Massachusetts.
10.9(a)	Lease, dated September 30, 2000, between the Registrant and BCIA New England Holdings LLC with respect to property located at 25 Porter Road, Littleton, Massachusetts.
10.10(b)	Agreement of Sublease, dated April 14, 2000, between the Registrant and Unisphere Solutions, Inc. with respect to property located at 25 Porter Road, Littleton, Massachusetts.
10.11(a)	Office Lease Agreement, dated as of November 14, 2000, between telecom technologies, inc. and TR Lookout Partners, Ltd. with respect to property located at 1301 East Lookout Drive, Suite 3000, Richardson, Texas.
10.12(a)	First Amendment to Office Lease Agreement, dated as of January 8, 2001, between telecom technologies, inc. and TR Lookout Partners, Ltd. with respect to property located at 1300 East Lookout Drive, Suite 3000, Richardson, Texas.
10.13(c)	Office Lease Agreement dated April 4, 1997, between telecom technologies, inc. and Collins Campbell Joint Venture with respect to property located at 1701 North Collins Blvd., Suite 3000, Richardson, Texas.
10.14(c)	First Amendment to Office Lease Agreement, dated November 1, 1997, between telecom technologies, inc. and Collins Campbell Joint Venture with respect to property located at 1701 North Collins Blvd., Suite 3000, Richardson, Texas.
10.15(c)	Second Amendment to Office Lease Agreement, dated July 1, 1998, between telecom technologies, inc. and Collins Campbell Joint Venture with respect to property located at 1701 North Collins Blvd., Suite 3000, Richardson, Texas.
10.16(c)	Third Amendment to Office Lease Agreement, dated July 1, 1998, between telecom technologies, inc. and Collins Campbell Joint Venture with respect to property located at 1701 North Collins Blvd., Suite 3000, Richardson, Texas.
10.17(c)	Fourth Amendment to Office Lease Agreement, dated February 1, 1999, between telecom technologies, inc. and Collins Campbell Joint Venture with respect to property located at 1701 North Collins Blvd., Suite 3000, Richardson, Texas.

10.18(c)	Global Agreement, dated March 5, 2002, by and between TR Lookout Partners, Ltd., Collins Campbell Joint Venture, telecom technologies, inc. and Registrant related to property lease agreements.
10.19(e)	Fifth Amendment to Office Lease Agreement, dated February 28, 2002, between telecom technologies, inc. and Collins Campbell Joint Venture with respect to property located at 1701 North Collins Blvd., Suite 3000, Richardson, Texas.
10.20(e)	Sixth Amendment to Office Lease Agreement, dated February 1, 2003, between telecom technologies, inc. and Collins Campbell Joint Venture with respect to property located at 1701 North Collins Blvd., Suite 3000, Richardson, Texas.
10.21#	Sublease Agreement, dated October 16, 2003, by and between Cisco Systems, Inc. and Sonus Networks, Inc. with respect to property located at 250 Apollo Drive, Chelmsford, Massachusetts.
10.22(c)	Loan and Security Agreement, dated as of January 16, 2002, by and between the Registrant and Silicon Valley Bank.
10.23(f)	Amendment to Loan and Security Agreement, dated as of March 14, 2003, by and between the Registrant and Silicon Valley Bank.
10.24(d)	Offer to Exchange Outstanding Stock Options dated October 16, 2002, as amended.
10.25*+	Employment letter, dated April 6, 2004, by and between the Registrant and Albert A. Notini.
14.1#	Code of Business Conduct and Ethics.
21.1#	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP.
31.1**	Certificate of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certificate of Sonus Networks, Inc. Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certificate of Sonus Networks, Inc. Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of Sonus Networks, Inc. Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3*	Certificate of Sonus Networks, Inc. Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)
Incorporated by reference to the Registrant's Registration Statement on Form S-4 (file No. 333-52682).

(b)
Incorporated by reference to the Registrant's Registration Statement on Form S-1 (file No. 333-32206).

(c)
Incorporated by reference from the Registrant's Form 10-K (file No. 000-30229), filed March 28, 2002 with the SEC.

(d)
Attached as Exhibit (a)(1) to Tender Offer Statement on Schedule TO (file No. 005-60815), filed October 16, 2002 with the SEC, and subsequently amended by Amendment No. 1, filed on October 17, 2002, Amendment No. 2, filed on November 12, 2002, and Amendment No. 3, filed on November 26, 2002.

(e)
Incorporated by reference from the Registrant's Form 10-K (file No. 000-30229), filed March 19, 2003 with the SEC.

(f)
Incorporated by reference from the Registrant's Form 10-Q (file No. 000-30229), filed May 9, 2003 with the SEC.

*
Filed herewith.

**
Amended and restated exhibit.

+
Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

#
Previously filed with Registrant's Form 10-K (file No. 000-30229), filed March 15, 2004.