Form 10-Q
period 2004-06-30
SONUS NETWORKS INC
filed 2004-07-28
CIK 1105472

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
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

        As of June 30, 2004, there were 245,759,931 shares of $0.001 par value per share, common stock outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2004

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

SONUS NETWORKS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2004	December 31, 2003
	unaudited
Assets
Current assets:
Cash and cash equivalents	$151,971	$133,715
Marketable securities	149,953	171,677
Accounts receivable, net	32,062	23,754
Inventory, net	15,292	13,739
Other current assets	8,390	6,935

Total current assets	357,668	349,820
Property and equipment, net	5,607	5,009
Purchased intangible assets, net	1,802	2,402
Other assets	1,057	1,193
Long-term investments	5,814	—

	$371,948	$358,424

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,651	$3,248
Accrued expenses	21,321	22,165
Accrued restructuring expenses	285	565
Current portion of deferred revenue	65,242	62,698
Current portion of long-term liabilities	153	182

Total current liabilities	92,652	88,858
Long-term deferred revenue, less current portion	29,518	24,302
Long-term liabilities, less current portion	754	829
Convertible subordinated note	10,000	10,000
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 248,056,841 and 247,146,477 shares issued and 245,759,931 and 244,849,567 shares outstanding at March 31, 2004 and December 31, 2003	248	247
Capital in excess of par value	1,044,866	1,043,581
Accumulated deficit	(805,548)	(808,562)
Deferred compensation	(275)	(564)
Treasury stock, at cost; 2,296,910 common shares at March 31, 2004 and December 31, 2003	(267)	(267)

Total stockholders' equity	239,024	234,435

	$371,948	$358,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2004	2003
		as restated
Revenues:
Product	$26,245	$3,517
Service	10,287	5,692

Total revenues	36,532	9,209
Cost of revenues (1):
Product	8,141	1,538
Service	4,259	2,555

Total cost of revenues	12,400	4,093

Gross profit	24,132	5,116
Operating expenses:
Research and development (1)	8,928	7,705
Sales and marketing (1)	6,860	3,971
General and administrative (1)	4,827	1,839
Stock-based compensation	379	924
Amortization of purchased intangible assets	600	602

Total operating expenses	21,594	15,041

Income (loss) from operations	2,538	(9,925)
Interest expense	(122)	(130)
Interest income	765	381

Income (loss) before income taxes	3,181	(9,674)
Provision for income taxes	167	33

Net income (loss)	$3,014	$(9,707)

Net income (loss) per share:
Basic	$0.01	$(0.05)
Diluted	0.01	(0.05)
Shares used in computing net income (loss) per share:
Basic	244,607	198,703
Diluted	255,592	198,703

(1)
Excludes non cash, stock-based compensation expense as follows:

Cost of revenues	$4	$12
Research and development	110	377
Sales and marketing	211	405
General and administrative	54	130

	$379	$924

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Three months ended March 31,
	2004	2003
		as restated
Cash flows from operating activities:
Net income (loss)	$3,014	$(9,707)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,632	2,885
Stock-based compensation	379	924
Amortization of purchased intangible assets	600	602
Changes in current assets and liabilities:
Accounts receivable	(8,308)	(132)
Inventory	(1,553)	(2,521)
Other current assets	(1,455)	(1,656)
Accounts payable	2,403	(919)
Accrued expenses	(1,169)	(3,694)
Deferred revenue	7,760	3,616

Net cash provided by (used in) operating activities	3,303	(10,602)

Cash flows from investing activities:
Purchases of property and equipment	(2,230)	(956)
Maturities of marketable securities	29,187	3,647
Purchases of marketable securities	(7,463)	(3,797)
Purchases of long-term investments	(5,814)	—
Other assets	136	21

Net cash provided by (used in) investing activities	13,816	(1,085)

Cash flows from financing activities:
Sale of common stock in connection with employee stock purchase plan	796	447
Proceeds from exercise of stock options	400	21
Payments of long-term liabilities	(59)	(423)

Net cash provided by financing activities	1,137	45

Net increase (decrease) in cash and cash equivalents	18,256	(11,642)
Cash and cash equivalents, beginning of period	133,715	57,278

Cash and cash equivalents, end of period	$151,971	$45,636

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3	$12

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)   Description of Business

        Sonus Networks, Inc. (Sonus) was incorporated on August 7, 1997 and is a leading provider of packet voice infrastructure solutions for wireline and wireless service providers. Sonus offers a new generation of carrier-class switching equipment and software that enable telecommunications service providers to deliver voice services over packet-based networks.

(2)   Restatement of Consolidated Financial Statements

        As reported in Sonus' 2003 Annual Report on Form 10-K/A filed with the SEC on July 28, 2004, Sonus has restated its consolidated financial statements for the years ended December 31, 2002 and 2001 and the nine months ended September 30, 2003. The restated financial statements include a number of adjustments, the largest of which relate to revenue, deferred revenue, inventory reserves, purchase accounting, impairments, accrued expenses and stock-based compensation.

        Sonus anticipates amending its previously filed quarterly reports on Form 10-Q for each of the first three quarters of 2003 for the purpose of restating its consolidated financial statements for the first three quarters of 2003 and 2002. The restated consolidated financial statements in these amended quarterly reports on Form 10-Q will include significant adjustments. Sonus does not anticipate amending its previously filed annual reports on Form 10-K or its quarterly reports on Form 10-Q for any periods prior to 2003. The consolidated financial statements and related consolidated financial information contained in previously filed reports for years ended December 31, 2002 and 2001 and for the quarterly reports during 2002 and the first three quarters of 2003 should no longer be relied upon.

        The following condensed consolidated statement of operations for the three months ended March 31, 2003, on a comparative basis, summarizes the effects of the restatement adjustments on various line items of Sonus' statement of operations.

Condensed Statements of Operations
As Reported and As Restated
(In thousands, except per share data)

	Three Months Ended March 31, 2003
	As Reported	Adjustments	As Restated
Revenues	$16,019	$(6,810)	$9,209
Cost of revenues	5,430	(1,337)	4,093

Gross profit	10,589	(5,473)	5,116
Operating expenses	15,221	(180)	15,041

Loss from operations	(4,632)	(5,293)	(9,925)
Interest income, net	251	—	251

Loss before income taxes	(4,381)	(5,293)	(9,674)
Provision for income taxes	—	33	33

Net loss	$(4,381)	$(5,326)	$(9,707)

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.05)

(3)   Summary of Significant Accounting Policies

        The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

  (a) Basis of Presentation and Principles of Consolidation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Sonus and reflect all adjustments, consisting only of normal recurring adjustments that in the opinion of management are necessary for a fair statement of the results for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC), and omit or condense certain information and footnote disclosures pursuant to existing SEC rules and regulations. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the entire fiscal year. These statements should be read in conjunction with the consolidated financial statements and related notes included in Sonus' Annual Report on Form 10-K/A for the year ended December 31, 2003 filed with the SEC.

        The accompanying condensed consolidated financial statements include the accounts of Sonus and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

  (b) Use of Estimates and Judgments

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates relied upon in preparing these financial statements include revenue recognition for multiple element arrangements, allowances for doubtful accounts, estimated fair value of investments, including whether any decline in such fair value is other-than-temporary, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, restructuring and other related charges, contingencies associated with revenue contracts, contingent liabilities, and recoverability of Sonus' net deferred tax assets and related valuation allowance. Although Sonus regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. Sonus bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from Sonus' estimates if past experience or other assumptions do not turn out to be substantially accurate.

  (c) Cash Equivalents and Marketable Securities

        Cash equivalents are stated at cost plus accrued interest, which approximates market value, and have maturities of three months or less at the date of purchase.

        Marketable securities are classified as held-to-maturity, as Sonus has the intent and ability to hold to maturity. Marketable securities are reported at amortized cost. Cash equivalents and marketable securities are invested in high-quality credit instruments, primarily U.S. Government obligations. There have been no material gains or losses to date.

  (d) Concentrations of Credit and Off-Balance Sheet Risk, Significant Customers and Limited Suppliers

        The financial instruments that potentially subject Sonus to concentrations of credit risk are cash, cash equivalents, marketable securities, accounts receivable and long-term investments. Sonus has no off-balance sheet concentrations such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Sonus' cash and cash equivalent holdings are diversified among four financial institutions.

        For the three months ended March 31, 2004 and 2003, three and two customers each contributed more than 10% of Sonus' revenues, representing an aggregate of 67% and 40% of total revenues. The following customers contributed 10% or more of Sonus' revenues in the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
Customer
	2004	2003
Qwest Communications	11%	*	%
Softbank BB	26	—
Verizon Global Networks	30	—
Global Crossing	*	29
Nissho Electronics Corporation	*	11

*
Less than 10%.

        As of March 31, 2004 and 2003, three customers each accounted for more than 10% of Sonus' accounts receivable balance. Sonus performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Sonus maintains allowances for potential credit losses and such losses have been within management's expectations.

        International revenues, primarily from Asia and Europe, were 29% and 26% of revenues for the quarters ended March 31, 2004 and 2003.

        Certain components and software licenses from third parties used in Sonus' products are procured from a single source. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus' delivery of products and thereby materially adversely affect Sonus' revenues and operating results.

  (e) Accounts Receivable

        Accounts receivable consist of the following, in thousands:

	March 31, 2004	December 31, 2003
Earned accounts receivable	$11,269	$11,326
Unearned accounts receivable	21,200	12,713

Accounts receivable, gross	32,469	24,039
Allowance for doubtful accounts	(407)	(285)

Accounts receivable, net	$32,062	$23,754

        Unearned accounts receivable represent products shipped to customers where Sonus has a contractual right to bill the customer and collectibility is probable prior to satisfying Sonus' revenue recognition criteria. The allowance for doubtful accounts is based on Sonus' detailed assessment of the collectibility of specific customer accounts.

  (f) Inventory

        Inventory consists of the following, in thousands:

	March 31, 2004	December 31, 2003
On-hand final assemblies and finished goods inventory	$12,546	$11,366
Unearned inventory	9,225	10,173
Evaluation inventory	6,014	6,014

Inventory, gross	27,785	27,553
Excess, obsolete and evaluation reserve	(12,493)	(13,814)

Inventory, net	$15,292	$13,739

        Unearned inventory represents deferred cost of revenues prior to satisfaction of Sonus' revenue recognition criteria.

        Sonus provides for inventory obsolescence reserves based on excess and obsolete inventories determined primarily by future demand forecasts and records changes to such reserves through adjustments to cost of revenues. Sonus records a full inventory reserve for evaluation equipment at the time of shipment to its customers as a charge to sales and marketing expense.

  (g) Property and Equipment

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

  (h) Purchased Intangible Assets

        Purchased intangible assets of $1,802,000 as of March 31, 2004 are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. Sonus expects that the remaining amount of purchased intangible assets will be fully amortized by December 2004.

  (i) Other Assets

        Other assets are deposits for leased facilities.

  (j) Deferred Revenue

        Deferred revenue consists of the following, in thousands:

	March 31, 2004	December 31, 2003
Maintenance and support contracts	$47,167	$39,104
Customer deposits	26,393	35,183
Unearned revenue	21,200	12,713

Total deferred revenue	94,760	87,000
Less current portion	(65,242)	(62,698)

	$29,518	$24,302

        Maintenance and support contracts are recognized ratably over the life of the service contract. Customer deposits represent payments received in advance of revenue recognition. Unearned revenue represents billings for which payment has not been received and revenue recognition criteria has not been met.

  (k) Revenue Recognition

        Sonus recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility of the related receivable is probable, unless Sonus has future obligations, including a requirement to deliver additional elements which are essential to the functionality of the delivered elements or for which vendor specific objective evidence of fair value (VSOE) does not exist or customer acceptance is required, in which case the revenues and related costs are deferred until those obligations are satisfied or contingencies are resolved.

        Many of Sonus' sales are generated from complex contractual arrangements, which require significant revenue recognition judgments, particularly in the case of multiple element arrangements. When a sale involves multiple elements, such as products, maintenance or professional services, Sonus allocates the entire sales price to each respective element based on VSOE or using the residual method when VSOE cannot be established for one of the delivered elements in the arrangement. Sonus then recognizes revenue on each element in accordance with its policies for product and service revenue recognition. Sonus determines VSOE based upon the price charged when the same element is sold separately. If Sonus cannot establish VSOE for each undelivered element, it defers the entire contract revenues until the earlier of the establishment of VSOE or delivery of the undelivered element.

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

        Maintenance and support services are recognized ratably over the life of the maintenance and support service period, which typically is one year when the services are sold separately and up to five years when bundled with the product fees. Maintenance and support services include telephone support and unspecified rights to product upgrades and enhancements. These services are typically sold for a one-year term and either are sold as part of a multiple element arrangement with products or are sold independently at time of renewal. Maintenance and support VSOE represents a consistent percentage of the sales prices charged to customers. The application of judgment could affect the continued determination of maintenance VSOE and Sonus' ability to recognize revenue using the residual method.

        Installation service revenues are typically recognized at the time of the related product revenue recognition as installation is typically complete by the time of product revenue recognition. Professional services are recognized as the services are performed.

        Sonus sells the majority of its products directly to end-users. For products sold through resellers and distributors, Sonus recognizes revenue on a sell-through method utilizing information provided to Sonus from its resellers and distributors.

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

  (l) Software Development Costs

        Sonus accounts for its software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Accordingly, the costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. Sonus has determined that technological feasibility is established at the time a working model of the software is completed. Because Sonus believes its current process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date. See Note 3(s) for a discussion of Sonus' warranty reserve policy.

  (m) Stock-based Compensation

        In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 provides that companies may account for stock-based compensation under either the fair value-based method of accounting under SFAS No. 123 or the intrinsic value-based method provided by Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees. Sonus uses the intrinsic value-based method of APB No. 25 to account for all of its employee stock-based compensation plans and uses the fair value method of SFAS No. 123 to account for all non-employee stock-based compensation. Sonus follows FASB Interpretation (FIN) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans and amortizes the intrinsic value for all awards as measured under APB No. 25 on an accelerated basis. SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and

Disclosure—an amendment of FASB Statement No. 123, requires companies following APB No. 25 to make pro forma disclosure in the notes to the financial statements using the measurement provisions of SFAS No. 123.

        Sonus has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees and shares purchased under the 2000 Employee Stock Purchase Plan (ESPP) using the Black Scholes option-pricing model. In valuing the stock options granted, Sonus used an assumed risk-free interest rate of 3% for both the three months ended March 31, 2004 and 2003, volatility of 128% and 137% for the three months ended March 31, 2004 and 2003, respectively and an expected life of five years for both the three months ended March 31, 2004 and 2003, with the assumption that dividends will not be paid. In valuing the ESPP, Sonus used an assumed risk-free interest rate of 1.0%–3.0% for the three months ended March 31, 2004 and 1.2%–4.7% for the three months ended March 31, 2003, volatility of 26%–150% for the three months ended March 31, 2004, and 137%–150% for the three months ended March 31, 2003, and an expected life ranging from six months to two years, with the assumption that dividends will not be paid. The pro forma information is as follows:

	Three Months Ended March 31,
	2004	2003
		as restated
Net income (loss)—
As reported	$3,014	$(9,707)
Plus: Employee stock-based compensation expense included in net income (loss) under intrinsic value method related to options	342	817
Less: Employee stock-based compensation under fair value method	(11,670)	(9,750)

Pro forma	$(8,314)	$(18,640)

Basic and diluted net income (loss) per share—
As reported	$0.01	$(0.05)
Pro forma	(0.03)	(0.09)

  (n) Comprehensive Income (Loss)

        Sonus applies SFAS No. 130, Reporting Comprehensive Income. The comprehensive income (loss) for the three months ended March 31, 2004 and 2003 does not differ from the reported net income (loss).

  (o) Fair Value of Financial Instruments

        The carrying amounts of Sonus' financial instruments, which include cash equivalents, marketable securities, long-term investments, accounts payable, long-term liabilities and the convertible subordinated note, approximate their fair value.

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

  (q) Net Income (Loss) Per Share

        Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of unrestricted common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of unrestricted common stock and dilutive potential common shares outstanding based on the average market price of Sonus' common stock (under the treasury stock method). Dilutive potential common shares consist of restricted common stock and common stock issuable upon the exercise of stock options and conversion of a convertible subordinated note.

        The following table sets forth the computation of shares used in calculating the net income (loss) per share, in thousands:

	Three Months Ended March 31,
	2004	2003
Weighted average common shares outstanding	245,465	204,953
Less weighted average restricted common shares outstanding	(858)	(6,250)

Shares used in basic per share calculation	244,607	198,703
Add effect of dilutive potential common shares	10,985	—

Shares used in dilutive per share calculation	255,592	198,703

        Excluded from the shares used in the calculations above are options to purchase shares of common stock and shares of common stock issuable upon conversion of a convertible subordinated note representing an aggregate of 2,709,290 and 10,725,125 shares (as restated) as of March 31, 2004 and 2003, as their effects would have been anti-dilutive.

  (r) Recent Accounting Pronouncements

        In November 2002, the FASB issued Interpretation No. (FIN) 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The FIN 45 disclosure requirements are included in Note 5. The adoption of FIN 45 did not have a material impact on Sonus' financial position or results of operations.

        In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities and, in December 2003, issued a revision to that interpretation. FIN 46R replaces FIN 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (VIE) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or

(b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. Sonus currently does not have any variable interest entities.

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

  (s) Warranty Reserve.

        Sonus's products are covered by a standard warranty of 90 days for software and one year for hardware. In addition, certain customer contracts include warranty-type provisions for epidemic or similar product failures generally for the contractual period or the life of the product in accordance with published telecommunications standards. Sonus' customers typically purchase maintenance and support contracts, which encompass our warranty obligations. Sonus accrues for such contingent obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. Sonus has not incurred significant costs related to such provisions. Sonus' warranty reserve reflects estimated material and labor costs for potential or actual product issues in its installed base that are not covered under Sonus' maintenance contracts but for which Sonus expects to incur an obligation. Our estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts.

        In addition, certain of Sonus' customer contracts include provisions under which Sonus may be obligated to pay penalties generally for the contractual period or for the life of the product if its products fail or do not perform in accordance with specifications. Sonus accrues for such contingent obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. Sonus has not incurred significant costs related to such provisions. Sonus periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. While Sonus believe its warranty reserve is adequate to address known warranty issues, an increase in product failures rates, material usage or service delivery costs may result in an increase to Sonus' warranty reserve and its gross profit could be adversely affected.

(4)   Restructuring Charges

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

  2002 Restructuring Accrual

        The following table summarizes the activity during the three months ended March 31, 2004 relating to Sonus' accrual for fiscal 2002 restructuring actions, in thousands:

	Dec. 31, 2003 Accrual Balance	Cash Payments	Mar. 31, 2004 Accrual Balance	Current Portion	Long-term Portion
Consolidation of facilities	$1,143	$(174)	$969	$215	$754
Write-off of purchase commitments	40	(40)	—	—	—

Total	$1,183	$(214)	$969	$215	$754

        The remaining cash expenditures relating to the consolidation of excess facilities are expected to be paid through 2008.

  2001 Restructuring Accrual

        The following table summarizes the activity during the three months ended March 31, 2004 relating to Sonus' accrual for fiscal 2001 restructuring actions, in thousands:

	Dec. 31, 2003 Accrual Balance	Cash Payments	Mar. 31, 2004 Accrual Balance	Current Portion	Long-term Portion
Consolidation of facilities and other charges	$181	$(111)	$70	$70	$—

        Remaining cash expenditures relating to the consolidation of excess facilities and other charges are expected to be paid through the second quarter of fiscal 2004.

(5)   Warranty Reserve

        The following table summarizes the activity related to product warranty reserve, included in accrued expenses, during the three months ended March 31, 2004, in thousands:

Balance at December 31, 2003	$2,500
Charges to costs and expenses	41
Deductions	(163)

Balance at March 31, 2004	$2,378

(6)   Long-term Liabilities

        Long-term liabilities consist of capital leases and restructuring expenses (Note 4). Sonus assumed certain capital leases as part of the acquisition of TTI. The capital leases are due in monthly installments expiring at various dates through March 2005 and accrue interest at annual rates ranging from 4.8% to 10.3%. The future minimum annual payments under capital leases and amounts due for long-term liabilities, as of March 31, 2004, are as follows, in thousands:

Capital Leases:
2004 obligations (nine months)	$128
2005 obligations	30

Total minimum lease payments	158
Less amount representing interest	(5)

Present value of minimum payments	153
Long-term portion of restructuring expenses	754

Total long-term liabilities	907
Less current portion	(153)

Total long-term liabilities	$754

        The future principal payments on long-term liabilities, excluding the capital leases, as of March 31, 2004 are $142,000 in 2005; $195,000 in 2006; $204,000 in 2007; and $213,000 in 2008.

(7)   Bank Agreement

        In January 2002, Sonus established a $10,000,000 equipment line of credit and a $20,000,000 working capital line of credit with a bank at the bank's prime rate. As of March 31, 2004, Sonus had paid off the outstanding balance under the equipment line of credit and did not renew either the equipment line of credit or the working capital line of credit.

(8)   Convertible Subordinated Note

        In May 2001, Sonus completed a private placement of an aggregate principal amount of $10,000,000 of 4.75% convertible subordinated notes, due May 1, 2006, with a customer. Interest payments are due semi-annually on May 1 and November 1 of each year through May 2006. The notes may be converted by the holder into shares of Sonus' common stock at any time before their maturity or prior to their redemption or repurchase by Sonus. The conversion rate is 33.314 shares per each

$1,000 principal amount of notes, subject to adjustment in certain circumstances. As of May 1, 2004, Sonus has the option to redeem all or a portion of the notes at 100% of the principal amount. Also, at any time if the market price of Sonus' common stock exceeds $60.04 per share for twenty trading days in any thirty trading-day period, Sonus may redeem these notes through the issuance of shares of common stock or for cash. In the event of a change of control in Sonus, the holder at its option may require Sonus to redeem the notes through the issuance of common stock or cash. Interest expense related to Sonus' convertible subordinated notes was $119,000 for both the three months ended March 31, 2004 and 2003.

(9)   Commitments and Contingencies

  (a) Leases

        Sonus leases its facilities under operating leases, which expire through December 2008. Sonus is responsible for certain real estate taxes, utilities and maintenance costs under these leases. The future minimum payments under operating lease arrangements as of March 31, 2004 are as follows: $1,001,000 in 2004 (nine months); $1,068,000 in 2005; $876,000 in 2006; $261,000 in 2007; and $213,000 in 2008.

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

        Beginning in July 2002, several purchasers of Sonus' common stock filed complaints in federal district court for the District of Massachusetts against Sonus, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (Class Action Complaints). The purchasers seek to represent a class of persons who purchased Sonus' common stock between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that Sonus made false and misleading statements about its products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, Sonus filed a motion to dismiss the Consolidated Amended Complaint on various grounds. On May 11, 2004, the court held oral argument on the motion, at the conclusion of which the court denied Sonus' motion to dismiss. The case is proceeding to class certification and discovery. Sonus believes the claims in the Consolidated Amended Complaint are without merit and that it has substantial legal and factual defenses, which it intends to pursue vigorously. There is no assurance Sonus will prevail in defending these actions.

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

        In February 2004, two purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against Sonus and certain of its officers and directors, naming Sonus as a nominal defendant. Also in February 2004, two purported shareholder derivative lawsuits were filed in the business litigation session of the superior court of Suffolk County of Massachusetts against Sonus and certain of its directors and officers, also naming Sonus as a nominal defendant. The suits claim that certain of Sonus' officers and directors breached their fiduciary duties to Sonus' stockholders and to the company. The complaints are derivative in nature and do not seek relief from Sonus. However, Sonus has entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to Sonus' obligations under the indemnification agreements and/or applicable Delaware law. Sonus filed a motion to dismiss the state court cases and a motion to stay the federal action pending the outcome of the motion to dismiss in state court. On June 11, 2004, the state court held oral argument on the motion and took the matter under advisement. Discovery has been stayed pending the outcome of the motion to dismiss. Sonus believes that it has substantial legal and factual defenses to the claims, which it intends to pursue vigorously. There is no assurance Sonus will prevail in defending these actions.

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

(10) Stockholders' Equity

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

  (b) 1997 Stock Incentive Plan

        On January 1 of each year, the aggregate number of shares of common stock available for issuance under the 1997 Stock Incentive Plan (Plan) shall increase by the lesser of (i) 5% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of March 31, 2004, 122,854,120 shares were authorized and 47,080,485 shares were available under the Plan for future issuance.

        On October 16, 2002, Sonus commenced an offer to exchange (Exchange Offer) outstanding employee stock options granted under the Plan having an exercise price of $0.67 or more per share for new stock options to be granted by Sonus. Outstanding options granted under the TTI Amended and Restated 1998 Equity Incentive Plan were not eligible for exchange. Also, Sonus' directors, executive officers and non-employees were not eligible to participate in the exchange. On November 22, 2002, the Exchange Offer expired. Outstanding options to purchase 8,973,160 shares of common stock were accepted for exchange and cancelled. On May 27, 2003, employees received an option to purchase one share of common stock for each share of common stock under the exchanged options. The new options were granted at an exercise price of $4.08 per share, which represented the fair market value of Sonus' common stock on the date of grant.

  (c) 2000 Employee Stock Purchase Plan

        On January 1 of each year, the aggregate number of shares of common stock available for purchase under the 2000 Employee Stock Purchase Plan (ESPP) shall increase by the lesser of (i) 2%

of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of March 31, 2004, 20,341,626 shares were authorized and 16,361,646 shares were available under the ESPP for future issuance.

  (d) Stock-based Compensation

        Stock-based compensation expenses include the amortization of deferred employee compensation and other equity related expenses.

        In connection with certain employee stock option grants including grants related to the TTI acquisition and the issuance of employee restricted common stock between 1999 and 2001, Sonus recorded deferred stock-based compensation. This represents the aggregate difference between the exercise price or purchase price and the fair value of the common stock on the date of grant or sale for accounting purposes. The deferred compensation is recognized as an expense over the vesting period of the underlying stock options and restricted common stock based on the accelerated method prescribed by FIN 28.

        Sonus recorded stock-based compensation of $379,000 and $924,000 for the three months ended March 31, 2004 and 2003. As of March 31, 2004, Sonus expects to record approximately $275,000 in employee stock-based compensation expense for the remainder of fiscal 2004, which represents the remaining balance of deferred compensation as of March 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are subject to a number of risks and uncertainties. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and ourselves, and we do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the factors set forth in "Cautionary Statements" in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to our Annual Report on Form 10-K/A for the year ended December 31, 2003 on file with the SEC.

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

        In the second half of 2003 and continuing into 2004, there has been a trend towards increased interest and activity in the market for packet-based voice infrastructure products. While it remains uncertain as to the speed and extent of the adoption of carrier packet voice infrastructure products by large carriers, we believe that over time the market opportunity for packet voice solutions is substantial. For the quarter ended March 31, 2004, revenues were $36.5 million and total deferred revenues increased to $94.8 million as of March 31, 2004 reflecting continuing improvements in the market for packet-based voice infrastructure products.

        We sell our products primarily through a direct sales force and, in some markets, through resellers and distributors. Customers' decisions to purchase our products to deploy in commercial networks involve a significant commitment of resources and a lengthy evaluation, testing and product qualification process. We believe these long sales cycles, our expectation that customers will tend to sporadically place large orders with short lead times and the application of complex revenue recognition rules to certain transactions may cause our revenues and results of operations to vary significantly and unexpectedly from quarter to quarter. We expect to recognize revenues from a limited number of customers for the foreseeable future.

        Since our inception, we have incurred significant losses and, as of March 31, 2004, had an accumulated deficit of $805.5 million. Although we achieved a quarterly profit in the first quarter of fiscal 2004, we have not achieved profitability on an annual basis and may incur additional net losses in future quarters and years. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to maintain profitability.

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

        A summary of those accounting policies, significant judgments and estimates that we believe are most critical to fully understanding and evaluating our financial results is set forth below. This summary should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report.

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

        We defer any incremental direct costs, such as inventory, royalties, commissions and third-party installation costs, incurred prior to satisfaction of revenue recognition criteria and record them in proportion to revenue recognized.

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

          We also record a full inventory reserve for evaluation equipment at the time of shipment to our customers as a charge to sales and marketing expense as our experience with this type of inventory indicates it is probable that the inventory will not be realizable. If these evaluation shipments should convert to revenue, we record a benefit to sales and marketing expenses and record the full cost of revenues in the period of revenue recognition.

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

          Royalty Accrual.    We accrue for royalty-related technology we license from vendors based on established royalty rates and usage. In certain cases, we have been contacted by third parties, who claim that our products infringe on certain intellectual property of the third party. We evaluate these claims and accrue for royalties when the amounts are probable and reasonably estimable. While we believe that the amounts accrued for estimated royalties are adequate, the amounts required to ultimately settle royalty obligations may be different.

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

        As a result of net operating losses incurred in most jurisdictions in which we operate in the past, and uncertainty as to the extent, jurisdiction and timing of profitability in future periods, we have continued to record a full valuation allowance against deferred tax assets. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss in each jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

Three Months Ended March 31, 2004 and 2003

        Revenues.    Revenues for the three months ended March 31, 2004 and 2003 were as follows, in thousands:

	Three Months Ended March 31,
	2004	2003
		as restated
Revenues:
Product	$26,245	$3,517
Service	10,287	5,692

Total revenues	$36,532	$9,209

        Product revenues comprise sales of our voice infrastructure products, including our GSX9000™ Open Services Switch, Insignus™ Softswitch, Sonus Insight™ Management System and related product offerings. Product revenues for the three months ended March 31, 2004 increased 646% from the same period in fiscal 2003. The higher revenues were the result of an increase in the sale of our voice infrastructure products to telecommunications service providers and a deferral of revenues from the three months ended March 31, 2003 attributable to a significant customer transaction until the final delivery of software in the fourth quarter of 2003.

        Service revenues primarily comprise hardware and software maintenance, network design, installation and other professional services. Service revenues for the three months ended March 31, 2004 increased 81% from the same period in fiscal 2003. The increase in service revenues were primarily due to an increase in maintenance revenues as a result of our growing installed customer base.

        For the three months ended March 31, 2004 and 2003, three and two customers each contributed more than 10% of our revenues, representing an aggregate of 67% and 40% of total revenues. The following customers contributed 10% or more of our revenues in the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
Customer
	2004	2003
Qwest Communications	11%	*	%
Softbank BB	26	—
Verizon Global Networks	30	—
Global Crossing	*	29
Nissho Electronics Corporation	*	11

*
Less than 10%.

        International revenues, primarily from Asia and Europe, were 29% and 26% of revenues for the three months ended March 31, 2004 and 2003.

        Cost of Revenues/Gross Profit.    Cost of revenues consists primarily of amounts paid to third-party manufacturers for purchased materials and services, manufacturing and professional services personnel and related costs and inventory obsolescence. Cost of revenues and gross profit as a percentage of revenues for the three months ended March 31, 2004 and 2003 were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2004	2003
		as restated
Cost of Revenues:
Product	$8,141	$1,538
Service	4,259	2,555

Total cost of revenues	$12,400	$4,093

Gross profit (% of respective revenues)
Product	69%	56%
Service	59	55
Total gross profit	66	56

        The increase in product gross profit as a percentage of product revenues was primarily due to a greater proportion of revenues from higher margin products and, to a lesser extent, a reduction in purchased component costs. The increase in service gross profit as a percentage of service revenues was primarily due to the higher volume of service revenues and a greater mix of higher margin professional and installation services.

        Our gross profit as a percentage of total revenues in a particular quarter is highly variable due to many factors such as our revenue volume. Gross profit may also be affected by the following factors: demand for our products and services; new product introductions and enhancements both by us and by our competitors; product service and support costs associated with initial deployment of our products in customers' networks; changes in our pricing policies and those of our competitors; write-off of any excess or obsolete inventory; unfavorable warranty experience; the mix of product configurations sold; geographic mix; the mix of sales channels through which our products and services are sold; the timing of revenue recognition; and the volume of manufacturing and costs of manufacturing and components.

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel costs and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $8.9 million for the three months ended March 31, 2004, an increase of $1.2 million, or 16%, from $7.7 million for the same period in fiscal 2003. This increase primarily reflects an increase in salaries and related expenses associated with increased headcount and the cessation in April 2003 of a temporary salary reduction imposed in April 2002 and, to a lesser extent, increases in development costs, partially offset by a reduction in depreciation expense associated with fully depreciated assets. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success and we intend to continue to make substantial investments to enhance our products and technologies to meet the requirements of our customers and market. We believe that our research and development expenses for the second quarter of fiscal 2004 will increase from the first quarter of fiscal 2004 primarily as a result of an increase in salary expense.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluations and other marketing expenses. Sales and marketing expenses were $6.9 million for the three months ended March 31, 2004, an increase of $2.9 million, or 73%, from $4.0 million for the same period in fiscal 2003 due primarily to increases in salaries associated with increased headcount, the cessation in April 2003 of a temporary salary reduction imposed in April 2002 and commissions and, to a lesser extent, increases in costs for travel and entertainment. We believe that our sales and marketing expenses for the second quarter of fiscal 2004 will increase from the first quarter of fiscal 2004 primarily as a result of higher marketing expenditures for trade shows and higher commissions.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses were $4.8 million for the three months ended March 31, 2004, an increase of $3.0 million, or 162%, from $1.8 million for the same period in fiscal 2003. This increase primarily reflects the professional fees incurred as part of our investigation and audit process and, to a lesser extent, increases in salaries and related expenses associated with increased headcount and the cessation in April 2003 of a temporary salary reduction imposed in April 2002. We believe that our general and administrative expenses for the second quarter of fiscal 2004 will increase from the first quarter of fiscal 2004 primarily as a result of additional professional fees incurred as part of our investigation, the SEC investigation and securities class action litigation, and for costs associated with improvements we expect to make in our internal control environment to remedy material weaknesses and to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

        Stock-based Compensation Expenses.    Stock-based compensation expenses include the amortization of stock compensation charges resulting from the granting of stock options, including those telecom technologies, inc. (TTI) stock options assumed by us, stock awards to TTI employees under the 2000 Retention Plan and the sales of restricted common stock. Stock-based compensation expenses were $379,000 for the three months ended March 31, 2004, a decrease of $545,000, or 59%, from $924,000 for the same period in fiscal 2003. The decrease is primarily due to lowered deferred compensation balances resulting from write-offs made in connection with employee terminations and our offer to exchange certain employee stock options and as a result of our policy of accelerating amortization of deferred compensation under FIN 28. As of March 31, 2004, we expect to record approximately $275,000 in employee stock-based compensation expense for the remainder of fiscal 2004.

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

        Amortization of Purchased Intangible Assets.    In fiscal 2001, we acquired certain intellectual property and other intangible assets, as well as in-process research and development in connection with our acquisitions of TTI and Linguateq. Amortization of purchased intangible assets was $600,000 for the three months ended March 31, 2004 as compared to $602,000 for the same period in fiscal 2003.

        Interest Income, net.    Interest income consists of interest earned on our cash balances and marketable securities. Interest expense consists of interest incurred on convertible subordinated notes, equipment bank debt and capital lease arrangements. Interest income, net of interest expense, was $643,000 for the three months ended March 31, 2004, as compared to $251,000 for the same period in fiscal 2003. The increase primarily reflects an increase in our cash and investment balances resulting from the proceeds from our public offerings of common stock in April and September of 2003.

        Income Taxes.    A provision for income taxes in the amount of $167,000 has been recorded for the three months ended March 31, 2004, which is primarily attributable to foreign income taxes and to state minimum income taxes in the U.S.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

        At March 31, 2004, our principal sources of liquidity were our cash, cash equivalents and marketable securities that totaled $301.9 million. In September 2003, we completed a public offering of 17,000,000 shares of our common stock at a price of $7.75 per share resulting in net proceeds of $126.1 million after deducting offering costs of $5.7 million. In April 2003, we completed a public offering of 20,000,000 shares of our common stock at a price of $3.05 per share, resulting in net proceeds of $56.7 million after deducting offering costs of $4.3 million.

        Our operating activities provided net cash of $3.3 million for the three months ended March 31, 2004, as compared to net cash used in operating activities of $10.6 million for the same period in fiscal 2003. The increase in cash provided by operating activities was primarily due to our improved results of operations, which generated $5.6 million of net income before non-cash expenses of depreciation, amortization and stock-based compensation, and an increase in our deferred revenues of $7.8 million for the three months ended March 31, 2004, partially offset by an increase in accounts receivable of $8.3 million and other working capital accounts of $1.8 million.

        Net cash provided by investing activities was $13.8 million for the three months ended March 31, 2004, as compared to net cash used in investing activities of $1.1 million for the same period in fiscal 2003. Net cash provided by investing activities for the three months ended March 31, 2004 primarily reflects net maturities of marketable securities and long-term investments of $15.9 million, partially offset by capital expenditures of $2.2 million. Net cash used in investing activities for the three months ended March 31, 2003 primarily reflects capital expenditures. We have no current material commitments for capital expenditures but do expect to incur approximately $7.0 to $10.0 million in capital expenditures during the next twelve months.

        Net cash provided by financing activities was $1.1 million for the three months ended March 31, 2004, as compared to $45,000 for the same period in fiscal 2003. The net cash provided by financing activities for the three months ended March 31, 2004 and 2003 primarily resulted from the sale of common stock in connection with our employee stock purchase plan and proceeds from exercise of stock options, partially offset by payments on our long-term obligations.

        The following summarizes our future contractual obligations as of March 31, 2004, in thousands:

	Payment Due by Period
Contractual Obligations:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$11,188	$475	$10,713	$—	$—
Capital lease obligations	158	158	—	—	—
Operating lease obligations	3,419	1,277	1,929	213	—

Total	$14,765	$1,910	$12,642	$213	$—

        Based on our past performance and current expectations, we believe our current cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. Although it is difficult to predict future liquidity requirements with certainty, including changes in working capital, the rate at which we will consume cash will be dependent on the cash needs of future operations which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business and the resources we devote to developing our products. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, and for other general corporate activities, as well as to vigorously defend against existing and potential investigations and litigation and resolve pending or potential investigations relating to the restatement of our consolidated financial statements. See "Part II-Item 1. Legal Proceedings."

Recent Accounting Pronouncements

        In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The FIN 45 disclosure requirements are included in Note 5. The adoption of FIN 45 did not have a material impact on our financial position or results of operations.

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

        In August 2003, the EITF reached a consensus on Issue No. 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. EITF Issue No. 03-05 addresses the applicability of SOP 97-2 to non-software deliverables in an arrangement containing more-than-incidental software. In an arrangement that includes software that is more-than-incidental to the products or services as a whole, software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software products and services, as well as any non-software deliverables for which a software deliverable is essential to its functionality. The adoption of this statement did not have a material impact on our consolidated financial statements.

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

        NASDAQ has notified us that we must timely file all periodic reports with the SEC and NASDAQ for all reporting periods ending on or before June 30, 2005. If we are unable to remain current in our financial filings, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans), or pursuant to certain "private placement" rules of the SEC under Regulation D, to any purchasers not qualifying as "accredited investors." In addition, our affiliates will not be able to sell our securities pursuant to Rule 144 under the Securities Act. Finally, we will not be eligible to use a "short form" registration statement on Form S-3 for a period of 12 months after the time we become current in our filings. These restrictions may impair our ability to raise funds in the public markets should we desire to do so, and to attract and retain key employees.

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

        Management and our independent auditors have concluded that our controls and procedures had material weaknesses as of March 31, 2004. We have commenced the design and implementation of new and enhanced controls and procedures to address those material weaknesses. Our inability to remedy such material weaknesses promptly and effectively could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. While we are completing the design and implementation of our controls environment, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or ensure the accuracy of our financial statements or SEC reporting.

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

        To date, we have shipped our products to a limited number of customers. We expect that in the foreseeable future, the majority of our revenues will continue to depend on sales of our products to a limited number of customers. Three, four, one and three customers each contributed more than 10% of our revenues for the first quarter of fiscal 2004, and fiscal 2003, 2002 and 2001, which represented an aggregate of 67%, 57%, 42% and 60% of total revenues. Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by:

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

        International revenues, primarily attributable to Asia and Europe, were 29% of our revenues for the quarter ended March 31, 2004, and we intend to continue to expand our sales into international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues. We have limited experience marketing, distributing and supporting our products internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including:

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

  •
  political and economic instability.

We may not become profitable.

        We have incurred significant losses since inception and, as of March 31, 2004, had an accumulated deficit of $805.5 million. We have not achieved profitability on an annual basis and may incur additional net losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

        Our current management, with the participation of our principal executive officer and co-principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2004, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. As noted below, we have identified material weaknesses in our internal controls and procedures, as they existed as of March 31, 2004.

        In connection with the restatement of our consolidated financial statements for the years ended December 31, 2002 and 2001 and the nine months ended September 30, 2003, as described in our Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2003, we and Ernst & Young LLP, our independent auditors, identified and reported to our audit committee significant internal control matters that collectively constitute "material weaknesses." These internal control matters, any one or more of which may individually or together constitute a material weakness, include: insufficient contract review and documentation; inadequate supervision and review within the finance and accounting department; inadequate segregation of duties; insufficient supporting documentation for and review of account reconciliations; lack of adequate controls over cash receipts; lack of adequate technical accounting expertise; insufficient equity review procedures and documentation; flawed foundations for accounting estimates; and inadequate quarterly and year-end financial statement close and review procedures.

        Based on the evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2004, which included an evaluation of the effectiveness of our disclosure controls and procedures applicable to the periods covered by the filing of this periodic report, and subject to the information set forth in this Item 4, our principal executive officer and co-principal financial officers have concluded that our disclosure controls and procedures were inadequate, as further described in this Item 4. Subsequent to March 31, 2004, and up to the filing date of this report, we implemented a detailed reconstruction of the accounting records in support of the financial statements contained herein utilizing experts in accounting, appraisals and other consultants under the direction of new financial management.

        During the fiscal quarter ended March 31, 2004, we initiated an independent investigation into conduct of certain employees and terminated two employees, including the individual who then was our controller, for breach of our Code of Business Conduct and Ethics, communicated to senior management and other key personnel the importance of our Code of Business Conduct and Ethics and adherence to the requirements set forth in it and communicated to employees about the availability of our formal reporting system for employees to identify potential concerns or ethical issues on an anonymous basis. These changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 240.13a-15(f) and 240.15d-15(f) of the Exchange Act). During 2004, through the filing date of this report, we began implementing additional changes to our infrastructure and related processes that are reasonably likely to materially affect our internal control over financial reporting. These measures include the following:

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

        Based on the changes and improvements made since January 1, 2004, our management, including our principal executive officer and co-principal financial officers, believes that as of the date of this filing, our disclosure controls and procedures (1) were designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our principal executive officer and co-principal financial officers by others within those entities, and (2) given the late filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, are not yet effective but have improved since March 31, 2004 in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. We currently are designing and implementing a new controls environment to address the material weaknesses described above. While this design and implementation phase is underway, we are relying on extensive manual procedures, including regular reviews and the significant utilization of outside accounting professionals, to assist us with meeting the objectives otherwise fulfilled by an effective controls environment. We expect to establish and implement a system and policy-based set of controls. While we are completing the design and implementation of our controls environment, there remains risk that the transitional controls on which we are currently relying will fail to be sufficiently effective. We also note, however, that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

        The certifications of our principal executive officer and co-principal financial officers required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. This Item 4 should be read in conjunction with the officer certifications for a more complete understanding of the topics presented.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        In November 2001, a purchaser of our common stock filed a complaint in the federal district court for the Southern District of New York against us, two of our officers and the lead underwriters alleging violations of the federal securities laws in connection with our initial public offering (IPO) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased our common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that our registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against us are asserted under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of the Securities Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against us, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, we, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against the individual defendants, including those of our officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including us, but denied the remainder of the motion as to the defendants. Accordingly, the case proceeded against us on the Section 11 claims. In June 2003, a special committee of our Board of Directors authorized us to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. The settlement contemplated by the Memorandum of Understanding is subject to a number of conditions including approval by the court. It remains uncertain whether and when the conditions will be met and the settlement will become final. We do not expect that the settlement contemplated by the Memorandum of Understanding would have a material impact on our business or financial results.

        Beginning in July 2002, several purchasers of our common stock filed complaints in federal district court for the District of Massachusetts against us, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (Class Action Complaints). The purchasers seek to represent a class of persons who purchased our common stock between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that we made false and misleading statements about its products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, we filed a motion to dismiss the Consolidated Amended Complaint on various grounds. On May 11, 2004, the court held oral argument on the motion, at the conclusion of which the court denied our motion to dismiss. The case is proceeding to class certification and discovery. We believe the claims in the Consolidated Amended Complaint are without merit and that we have substantial legal and factual defenses, which we intend to pursue vigorously. There is no assurance we will prevail in defending these actions.

        Beginning in February 2004, a number of purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts against us and certain of its current officers and directors. The complaints assert claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to our announcement that it had identified issues, practices and actions of certain employees relating to both the timing of revenue recognized from certain customer transactions and other financial statement accounts, which could affect its 2003 financial statement accounts and possibly financial statements for prior periods. Specifically, these actions allege that we issued a series of false or misleading statements to the market during the class period that failed to disclose that (i) we had materially overstated our revenue by improperly recognizing revenue on certain customer contracts; (ii) we lacked adequate internal controls and were therefore unable to ascertain our true financial condition; and (iii) as a result of the foregoing, our financial statements issued during the class period were materially false and misleading. Plaintiffs contend that such statements caused our stock price to be artificially inflated. The complaints seek unspecified damages on behalf of a purported class of purchasers of our common stock during the period from April 9, 2003, June 3, 2003 or June 5, 2003 through February 11, 2004. On June 28, 2004, the court consolidated the claims. We believe that we have substantial legal and factual defenses to the claims, which we intend to pursue vigorously. There is no assurance we will prevail in defending these actions.

        In February 2004, two purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against us and certain of its officers and directors, naming us as a nominal defendant. Also in February 2004, two purported shareholder derivative lawsuits were filed in the business litigation session of the superior court of Suffolk County of Massachusetts against us and certain of our directors and officers, also naming us as a nominal defendant. The suits claim that certain of our officers and directors breached their fiduciary duties to our stockholders and to the company. The complaints are derivative in nature and do not seek relief from us. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. We filed a motion to dismiss the state court cases and a motion to stay the federal action pending the outcome of the motion to dismiss in state court. On June 11, 2004, the state court held oral argument on the motion and took the matter under advisement. Discovery has been stayed pending the outcome of the motion to dismiss. We believe that we have substantial legal and factual defenses to the claims, which we intend to pursue vigorously. There is no assurance we will prevail in defending these actions.

        In June 2004, we received a formal order of private investigation from the SEC. We are cooperating with the investigation. There can be no assurance as to the outcome of the SEC investigation. We may incur substantial costs in connection with the investigation including fines and significant legal expenses.

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

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

Exhibit Number	Description
31.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Sonus Networks, Inc. Chief Operating Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.3	Certification of Sonus Networks, Inc. Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Sonus Networks, Inc. Chief Operating Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.3	Certification of Sonus Networks, Inc. Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
  (b)
  Reports on Form 8-K:

        On January 21, 2004, we furnished a Current Report on Form 8-K to the SEC under Item 12 (Results of Operations and Financial Condition) reporting, among other things, certain preliminary financial results for the quarter and fiscal year ended December 31, 2003.

        On March 29, 2004, we furnished a Current Report on Form 8-K to the SEC under Item 12 (Results of Operations and Financial Condition) reporting, among other things, certain preliminary financial results for the quarter and fiscal year ended December 31, 2003.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 28, 2004	SONUS NETWORKS, INC.
	By:	/s/ BRADLEY T. MILLER Bradley T. Miller Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and Co-Principal Financial Officer)