Form 10-Q
period 2004-06-30
SONUS NETWORKS INC
filed 2004-08-20
CIK 1105472

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

        As of July 31, 2004, there were 246,470,637 shares of $0.001 par value per share, common stock outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2004

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

SONUS NETWORKS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$126,235	$133,715
Marketable securities	152,141	171,677
Accounts receivable, net	31,910	23,754
Inventory, net	20,201	13,739
Other current assets	14,559	6,935

Total current assets	345,046	349,820
Property and equipment, net	6,399	5,009
Purchased intangible assets, net	1,202	2,402
Other assets	865	1,193
Long-term investments	25,266	—

	$378,778	$358,424

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,626	$3,248
Accrued expenses	22,044	22,165
Accrued restructuring expenses	199	565
Current portion of deferred revenue	62,864	62,698
Current portion of long-term liabilities	101	182

Total current liabilities	93,834	88,858
Long-term deferred revenue, less current portion	30,142	24,302
Long-term liabilities, less current portion	708	829
Convertible subordinated note	10,000	10,000
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 248,056,841 and 247,146,477 shares issued and 245,759,931 and 244,849,567 shares outstanding at June 30, 2004 and December 31, 2003	248	247
Capital in excess of par value	1,044,866	1,043,581
Accumulated deficit	(800,614)	(808,562)
Deferred compensation	(139)	(564)
Treasury stock, at cost; 2,296,910 common shares at June 30, 2004 and December 31, 2003	(267)	(267)

Total stockholders' equity	244,094	234,435

	$378,778	$358,424

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
		as restated		as restated
Revenues:
Product	$30,587	$8,255	$56,832	$11,772
Service	11,774	7,111	22,061	12,803

Total revenues	42,361	15,366	78,893	24,575

Cost of revenues (1):
Product	9,714	3,896	17,855	5,434
Service	4,227	3,369	8,486	5,924

Total cost of revenues	13,941	7,265	26,341	11,358

Gross profit	28,420	8,101	52,552	13,217

Operating expenses:
Research and development (1)	8,923	8,504	17,851	16,209
Sales and marketing (1)	8,635	4,476	15,495	8,447
General and administrative (1)	5,745	1,456	10,572	3,295
Stock-based compensation	136	645	515	1,569
Amortization of purchased intangible assets	600	602	1,200	1,204

Total operating expenses	24,039	15,683	45,633	30,724

Income (loss) from operations	4,381	(7,582)	6,919	(17,507)
Interest expense	(121)	(148)	(243)	(278)
Interest income	891	461	1,656	842

Income (loss) before income taxes	5,151	(7,269)	8,332	(16,943)
Provision for income taxes	217	32	384	65

Net income (loss)	$4,934	$(7,301)	$7,948	$(17,008)

Net income (loss) per share:
Basic	$0.02	$(0.03)	$0.03	$(0.08)

Diluted	$0.02	$(0.03)	$0.03	$(0.08)

Shares used in computing net income (loss) per share:
Basic	245,390	215,970	244,906	207,483

Diluted	250,127	215,970	253,480	207,483

(1) Excludes non-cash, stock-based compensation expense as follows:
Cost of revenues	$6	$10	$10	$22
Research and development	52	252	162	629
Sales and marketing	52	274	263	679
General and administrative	26	109	80	239

	$136	$645	$515	$1,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Six months ended June 30,
	2004	2003
		as restated
Cash flows from operating activities:
Net income (loss)	$7,948	$(17,008)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,903	5,465
Stock-based compensation	515	1,569
Amortization of purchased intangible assets	1,200	1,204
Changes in current assets and liabilities:
Accounts receivable	(8,156)	(6,382)
Inventory	(6,462)	(4,957)
Other current assets	(7,624)	(3,636)
Accounts payable	5,378	302
Accrued expenses	(578)	(2,764)
Deferred revenue	6,006	15,412

Net cash provided by (used in) operating activities	1,130	(10,795)

Cash flows from investing activities:
Purchases of property and equipment	(4,293)	(1,659)
Maturities of marketable securities	31,285	19,682
Purchases of marketable securities	(11,749)	(4,697)
Purchases of long-term investments	(25,266)	—
Other assets	328	136

Net cash (used in) provided by investing activities	(9,695)	13,462

Cash flows from financing activities:
Net proceeds from sale of common stock to public	—	56,730
Sale of common stock in connection with employee stock purchase plan	796	447
Proceeds from exercise of stock options	400	503
Payments of long-term liabilities	(111)	(847)
Repurchase of common stock	—	(5)

Net cash provided by financing activities	1,085	56,828

Net (decrease) increase in cash and cash equivalents	(7,480)	59,495
Cash and cash equivalents, beginning of period	133,715	57,278

Cash and cash equivalents, end of period	$126,235	$116,773

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$243	$278

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

        Sonus anticipates amending its previously filed quarterly reports on Form 10-Q for each of the first three quarters of 2003 for the purpose of restating its consolidated financial statements for the first three quarters of 2003 and 2002. The restated consolidated financial statements in these amended quarterly reports on Form 10-Q will include significant adjustments. Sonus does not anticipate amending its previously filed annual reports on Form 10-K or its quarterly reports on Form 10-Q for any periods prior to 2003. The consolidated financial statements and related consolidated financial information contained in previously filed reports, including for the years ended December 31, 2002 and 2001 and for the quarterly reports during 2002 and the first three quarters of 2003, should no longer be relied upon.

        The following condensed consolidated statement of operations for the three and six months ended June 30, 2003, on a comparative basis, summarizes the effects of the restatement adjustments on various line items of Sonus' statement of operations.

Condensed Statements of Operations
As Reported and As Restated
(In thousands, except per share data)

	Three Months Ended June 30, 2003
	As Reported	Adjustments	As Restated
Revenues	$21,356	$(5,990)	$15,366
Cost of revenues	8,793	(1,528)	7,265

Gross profit	12,563	(4,462)	8,101
Operating expenses	16,086	(403)	15,683

Loss from operations	(3,523)	(4,059)	(7,582)
Interest income, net	313	—	313

Loss before income taxes	(3,210)	(4,059)	(7,269)
Provision for income taxes	—	32	32

Net loss	$(3,210)	$(4,091)	$(7,301)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.03)

	Six Months Ended June 30, 2003
	As Reported	Adjustments	As Restated
Revenues	$37,375	$(12,800)	$24,575
Cost of revenues	14,223	(2,865)	11,358

Gross profit	23,152	(9,935)	13,217
Operating expenses	31,307	(583)	30,724

Loss from operations	(8,155)	(9,352)	(17,507)
Interest income, net	564	—	564

Loss before income taxes	(7,591)	(9,352)	(16,943)
Provision for income taxes	—	65	65

Net loss	$(7,591)	$(9,417)	$(17,008)

Basic and diluted net loss per share	$(0.04)	$(0.04)	$(0.08)

(3)   Summary of Significant Accounting Policies

        The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

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

        For the three months ended June 30, 2004 and 2003, three customers each contributed 10% or more of Sonus' revenues, representing an aggregate of 48% and 55% of total revenues, respectively. For the six months ended June 30, 2004 and 2003, four and three customers each contributed more than 10% of Sonus' revenues, representing an aggregate of 55% and 49% of total revenues, respectively. The following customers contributed 10% or more of Sonus' revenues in the three and six months ended June 30, 2004 and 2003:

	Three months ended June 30,			Six months ended June 30,
Customer:
	2004		2003	2004	2003
Verizon Global Networks	*	%	22%	15%	14%
Softbank Broadband	*		*	14	*
AT&T Wireless Services	24		—	14	—
Qwest Communications	14		*	12	*
Nissho Electronics Corporation	*		16	*	14
Global Crossing	*		17	*	21
Volo Communications	10		—	*	—

*
Less than 10%.

        As of June 30, 2004 and December 31, 2003, one and four customers each accounted for more than 10% of Sonus' accounts receivable balance, representing an aggregate of 31% and 68% of total accounts receivable. Sonus performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Sonus maintains allowances for potential credit losses and such losses have been within management's expectations.

        International revenues, primarily from Asia and Europe, were 13% and 31% of revenues for the three months ended June 30, 2004 and 2003. International revenues, primarily from Asia and Europe, were 20% and 29% of revenues for the six months ended June 30, 2004 and 2003.

        Certain components and software licenses from third parties used in Sonus' products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus' delivery of products and thereby materially adversely affect Sonus' revenues and operating results.

  (e) Accounts Receivable

        Accounts receivable consist of the following, in thousands:

	June 30, 2004	December 31, 2003
Earned accounts receivable	$16,189	$11,326
Unearned accounts receivable	16,163	12,713

Accounts receivable, gross	32,352	24,039
Allowance for doubtful accounts	(442)	(285)

Accounts receivable, net	$31,910	$23,754

        Unearned accounts receivable represent products shipped to customers where Sonus has a contractual right to bill the customer and collectibility is probable prior to satisfying Sonus' revenue recognition criteria. The allowance for doubtful accounts is based on Sonus' detailed assessment of the collectibility of specific customer accounts.

  (f) Inventory

        Inventory consists of the following, in thousands:

	June 30, 2004	December 31, 2003
On-hand final assemblies and finished goods inventory	$14,504	$11,366
Unearned inventory	12,031	10,173
Evaluation inventory	6,341	6,014

Inventory, gross	32,876	27,553
Excess, obsolete and evaluation reserve	(12,675)	(13,814)

Inventory, net	$20,201	$13,739

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

  (h) Purchased Intangible Assets

        Purchased intangible assets of $1,202,000 as of June 30, 2004 and $2,402,000 as of December 31, 2003 are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. Sonus expects that the remaining amount of purchased intangible assets will be fully amortized by December 2004.

  (i) Other Assets

        Other assets are deposits for leased facilities.

  (j) Deferred Revenue

        Deferred revenue consists of the following, in thousands:

	June 30, 2004	December 31, 2003
Maintenance and support contracts	$48,270	$39,104
Customer deposits	28,573	35,183
Unearned revenue	16,163	12,713

Total deferred revenue	93,006	87,000
Less current portion	(62,864)	(62,698)

	$30,142	$24,302

        Maintenance and support contracts are recognized ratably over the life of the service contract. Customer deposits represent payments received in advance of revenue recognition. Unearned revenue represents billings for which payment has not been received and revenue recognition criteria have not been met.

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

        Maintenance and support services are recognized ratably over the life of the maintenance and support service period, which typically is one year when the services are sold separately and up to five years when the fees for the services are bundled with the product fees. Maintenance and support services include telephone support and unspecified rights to product upgrades and enhancements. These services are typically sold for a one-year term and either are sold as part of a multiple element arrangement with products or are sold independently at time of renewal. Maintenance and support VSOE represents a consistent percentage of the sales prices charged to customers. The application of judgment could affect the continued determination of maintenance VSOE and Sonus' ability to recognize revenue using the residual method.

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

        Product shipped to customers and related services where amounts, prior to satisfying the revenue recognition criteria, are (1) billed pursuant to a contractual right and collection is probable, or (2) collected, are reflected as deferred revenues. Deferred revenues also include customer deposits and amounts associated with maintenance contracts, which are recognized on a straight-line basis over the related service periods, and free or discounted products and services not yet provided to customers. Deferred revenues not expected to be recognized within one year of the balance sheet date are classified as long-term deferred revenues.

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

        Sonus has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees and shares purchased under the 2000 Employee Stock Purchase Plan (ESPP) using the Black Scholes option-pricing model. In valuing the stock options granted, Sonus used an assumed risk-free interest rate of 3% for both the three and six months ended June 30, 2004 and 2003; volatility of 128% for both the three and six months ended June 30, 2004, and 137% for both the three and six months ended June 30, 2003; and an expected life of four to five years for both the three and six months ended June 30, 2004 and 2003, respectively with the assumption that dividends will not be paid. In valuing the ESPP, Sonus used an assumed risk-free interest rate of 1-3% for both the three and six months ended June 30, 2004, and of 1-5% for both the three and six months ended June 30, 2003; volatility of 26-164% for both the three and six months ended June 30, 2004, and 137-150% for both the three and six months ended June 30, 2003; and an expected life ranging from six months to two years, with the assumption that dividends will not be paid. The pro forma information is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
		as restated		as restated
Net income (loss)—
As reported	$4,934	$(7,301)	$7,948	$(17,008)
Plus: Employee stock-based compensation expense included in net income (loss) under intrinsic value method related to options	123	538	465	1,355
Less: Employee stock-based compensation under fair value method	(11,363)	(9,647)	(23,033)	(19,397)

Pro forma	$(6,306)	$(16,410)	$(14,620)	$(35,050)

Basic and diluted net income (loss) per share—
As reported (basic and diluted)	$0.02	$(0.03)	$0.03	$(0.08)
Pro forma	(0.03)	(0.08)	(0.06)	(0.17)

  (n) Comprehensive Income (Loss)

        Sonus applies SFAS No. 130, Reporting Comprehensive Income. The comprehensive net income (loss) for the three and six months ended June 30, 2004 and 2003 does not differ from the reported net income (loss).

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

        The following table sets forth the computation of shares used in calculating the net income (loss) per share, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Weighted average common shares outstanding	245,759	220,640	245,610	212,845
Less weighted average restricted common shares outstanding	369	4,670	704	5,362

Shares used in basic per share calculation	245,390	215,970	244,906	207,483
Add effect of dilutive potential common shares	4,737	—	8,574	—

Shares used in dilutive per share calculation	250,127	215,970	253,480	207,483

        Excluded from the shares used in the calculations above are options to purchase shares of common stock and shares of common stock issuable upon conversion of a convertible subordinated note representing an aggregate of 4,092,197 shares for the three months ended June 30, 2004; 3,432,090 shares for the six months ended June 30, 2004; and 29,748,620 shares for the three and six months ended June 30, 2003, as their effects would have been anti-dilutive.

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

  (s) Warranty Reserve

        Sonus' products are covered by a standard warranty of 90 days for software and one year for hardware. In addition, certain customer contracts include warranty-type provisions for epidemic or similar product failures generally for the contractual period or the life of the product in accordance with published telecommunications standards. Sonus' customers typically purchase maintenance and support contracts, which encompass Sonus' warranty obligations. Sonus accrues for such contingent obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. Sonus has not incurred significant costs related to such provisions. Sonus' warranty reserve reflects estimated material and labor costs for potential or actual product issues in its installed base that are not covered under Sonus' maintenance contracts but for which Sonus expects to incur an obligation. Sonus' estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts.

        In addition, certain of Sonus' customer contracts include provisions under which Sonus may be obligated to pay penalties generally for the contractual period or for the life of the product if its products fail or do not perform in accordance with specifications. Sonus accrues for such contingent obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. Historically, Sonus has not incurred significant costs related to such provisions. Sonus periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. While Sonus believes its warranty reserve is adequate to address known warranty issues, an increase in product failures rates, material usage or service delivery costs may result in an increase to Sonus' warranty reserve and its gross profit could be adversely affected.

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

  2002 Restructuring Accrual

        The following table summarizes the activity during the six months ended June 30, 2004 relating to Sonus' accrual for fiscal 2002 restructuring actions, in thousands:

	Dec. 31, 2003 Accrual Balance	Cash Payments	June 30, 2004 Accrual Balance	Current Portion	Long-term Portion
Consolidation of facilities	$1,143	$(236)	$907	$199	$708
Write-off of purchase commitments	40	(40)	—	—	—

Total	$1,183	$(276)	$907	$199	$708

        The remaining cash expenditures relating to the consolidation of excess facilities are expected to be paid through 2008.

  2001 Restructuring Accrual

        The following table summarizes the activity during the six months ended June 30, 2004 relating to Sonus' accrual for fiscal 2001 restructuring actions, in thousands:

	Dec. 31, 2003 Accrual Balance	Cash Payments	June 30, 2004 Accrual Balance
Consolidation of facilities and other charges	$181	$(181)	$—

(5)   Warranty Reserve

        The following table summarizes the activity related to product warranty reserve, included in accrued expenses, during the six months ended June 30, 2004, in thousands:

Balance at December 31, 2003	$2,500
Charges to costs and expenses	102
Deductions	(518)

Balance at June 30, 2004	$2,084

(6)   Long-term Liabilities

        Long-term liabilities consist of capital leases and restructuring expenses (Note 4). Sonus assumed certain capital leases as part of the acquisition of telecom technologies, inc. (TTI). The capital leases are due in monthly installments expiring at various dates through March 2005 and accrue interest at annual rates ranging from 5.9% to 9.2%. The future minimum annual payments under capital leases and amounts due for long-term liabilities, as of June 30, 2004, are as follows, in thousands:

Capital Leases:
2004 obligations (six months)	$73
2005 obligations	30

Total minimum lease payments	103
Less amount representing interest	(2)

Present value of minimum payments	101
Long-term portion of restructuring expenses	708

Total long-term liabilities	809
Less current portion	(101)

Total long-term liabilities	$708

        The future principal payments on long-term liabilities, excluding the capital leases, as of June 30, 2004 are $96,000 in 2005; $195,000 in 2006; $204,000 in 2007; and $213,000 in 2008.

(7)   Convertible Subordinated Note

        In May 2001, Sonus completed a private placement of an aggregate principal amount of $10,000,000 of 4.75% convertible subordinated notes, due May 1, 2006, with a customer. Interest payments are due semi-annually on May 1 and November 1 of each year through May 2006. The notes may be converted by the holder into shares of Sonus' common stock at any time before their maturity or prior to their redemption or repurchase by Sonus. The conversion rate is 33.314 shares per each $1,000 principal amount of notes, subject to adjustment in certain circumstances. As of May 1, 2004, Sonus has the option to redeem all or a portion of the notes at 100% of the principal amount. Also, at any time if the market price of Sonus' common stock exceeds $60.04 per share for twenty trading days in any thirty trading-day period, Sonus may redeem these notes through the issuance of shares of common stock or for cash. In the event of a change of control in Sonus, the holder at its option may require Sonus to redeem the notes through the issuance of common stock or cash. Interest expense related to Sonus' convertible subordinated notes was $119,000 for both the three months ended June 30, 2004 and 2003, and $238,000 for both the six months ended June 30, 2004 and 2003.

(8)   Commitments and Contingencies

  (a) Leases

        Sonus leases its facilities under operating leases, which expire through December 2008. Sonus is responsible for certain real estate taxes, utilities and maintenance costs under these leases. The future minimum payments under operating lease arrangements as of June 30, 2004 are as follows: $586,000 in 2004 (six months); $1,068,000 in 2005; $876,000 in 2006; $261,000 in 2007; and $213,000 in 2008.

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

        Beginning in July 2002, several purchasers of Sonus' common stock filed complaints in federal district court for the District of Massachusetts against Sonus, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (Class Action Complaints). The purchasers seek to represent a class of persons who purchased Sonus'

common stock between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that Sonus made false and misleading statements about its products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, Sonus filed a motion to dismiss the Consolidated Amended Complaint on various grounds. On May 11, 2004, the court held oral argument on the motion, at the conclusion of which the court denied Sonus' motion to dismiss. The plaintiffs filed a motion for class certification on July 30, 2004, and Sonus' opposition is due on September 10, 2004. Sonus believes the claims in the Consolidated Amended Complaint are without merit and that it has substantial legal and factual defenses, which it intends to pursue vigorously. There is no assurance Sonus will prevail in defending these actions.

        Beginning in February 2004, a number of purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts against Sonus and certain of its current officers and directors. The complaints assert claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to Sonus' announcement that it had identified issues, practices and actions of certain employees relating to both the timing of revenue recognized from certain customer transactions and other financial statement accounts, which could affect its 2003 financial statement accounts and possibly financial statements for prior periods. Specifically, these actions allege that Sonus issued a series of false or misleading statements to the market during the class period that failed to disclose that (i) Sonus had materially overstated its revenue by improperly recognizing revenue on certain customer contracts; (ii) Sonus lacked adequate internal controls and was therefore unable to ascertain its true financial condition; and (iii) as a result of the foregoing, Sonus' financial statements issued during the class period were materially false and misleading. Plaintiffs contend that such statements caused Sonus' stock price to be artificially inflated. The complaints seek unspecified damages on behalf of a purported class of purchasers of Sonus' common stock during the period from April 9, 2003, June 3, 2003 or June 5, 2003 through February 11, 2004. On June 28, 2004, the court consolidated the claims. On August 10, 2004 the court appointed the lead plaintiff and selected the lead counsel and ordered the lead plaintiff to file a consolidated amended complaint by October 12, 2004. Sonus believes that it has substantial legal and factual defenses to the claims, which it intends to pursue vigorously. There is no assurance Sonus will prevail in defending these actions.

        In February 2004, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against Sonus and certain of its officers and directors, naming Sonus as a nominal defendant. Also in February 2004, two purported shareholder derivative lawsuits were filed in the business litigation session of the superior court of Suffolk County of Massachusetts against Sonus and certain of its directors and officers, also naming Sonus as a nominal defendant. The suits claim that certain of Sonus' officers and directors breached their fiduciary duties to Sonus' stockholders and to the company. The complaints are derivative in nature and do not seek relief from Sonus. However, Sonus has entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to Sonus' obligations under the indemnification agreements and/or applicable Delaware law. Sonus filed a motion to dismiss the state court cases and a motion to stay the federal actions pending the outcome of the motion to dismiss in state court. On June 11, 2004, the state court held oral argument on the motion and took the matter under advisement. On June 28, 2004, the federal court consolidated the three actions and stayed the case pending ruling by the state court on the motion to dismiss. On August 10, 2004, the federal court selected lead counsel in the consolidated action and ordered that a consolidated amended complaint be filed by October 12, 2004. Sonus believes that it has substantial legal and factual defenses to the claims, which it intends to pursue vigorously. There is no assurance Sonus will prevail in defending these actions.

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

(9)   Stockholders' Equity

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

  (b) 1997 Stock Incentive Plan

        On January 1 of each year, the aggregate number of shares of common stock available for issuance under the 1997 Stock Incentive Plan (Plan) shall increase by the lesser of (i) 5% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of June 30, 2004, 122,854,120 shares were authorized and 43,737,985 shares were available under the Plan for future issuance.

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

  (c) 2000 Employee Stock Purchase Plan

        On January 1 of each year, the aggregate number of shares of common stock available for purchase under the ESPP shall increase by the lesser of (i) 2% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of

June 30, 2004, 20,341,626 shares were authorized and 16,361,646 shares were available under the ESPP for future issuance.

  (d) Stock-based Compensation

        Stock-based compensation expenses include the amortization of deferred employee compensation and other equity related expenses.

        In connection with certain employee stock option grants including grants related to the TTI acquisition and the issuance of employee-restricted common stock between 1999 and 2001, Sonus recorded deferred stock-based compensation. This represents the aggregate difference between the exercise price or purchase price and the fair value of the common stock on the date of grant or sale for accounting purposes. The deferred compensation is recognized as an expense over the vesting period of the underlying stock options and restricted common stock based on the accelerated method prescribed by FIN 28.

        Sonus recorded stock-based compensation of $136,000 and $645,000 for the three months ended June 30, 2004 and 2003 and $515,000 and $1,569,000 for the six months ended June 30, 2004 and 2003. As of June 30, 2004, Sonus expects to record approximately $139,000 in employee stock-based compensation expense for the remainder of fiscal 2004.

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

        In the second half of 2003 and continuing through the first half of 2004, there has been a trend towards increased interest and activity in the market for packet-based voice infrastructure products. While it remains uncertain as to the speed and extent of the adoption of carrier packet voice infrastructure products by large carriers, we believe that over time the market opportunity for packet voice solutions is substantial. For the three and six months ended June 30, 2004, revenues were $42.4 million and $78.9 million, and total deferred revenues were $93.0 million as of June 30, 2004 reflecting continuing improvements in the market for packet-based voice infrastructure products.

        We sell our products primarily through a direct sales force and, in some markets, through resellers and distributors. Customers' decisions to purchase our products to deploy in commercial networks involve a significant commitment of resources and a lengthy evaluation, testing and product qualification process. We believe our revenues and results of operations may vary significantly and unexpectedly from quarter to quarter as a result of long sales cycles, our expectation that customers will tend to sporadically place large orders with short lead times and the application of complex revenue recognition rules to certain transactions. We expect to recognize revenues from a limited number of customers for the foreseeable future.

        Since our inception, we have incurred significant losses and, as of June 30, 2004, had an accumulated deficit of $800.6 million. Although we achieved quarterly profits in each of the first and second quarters of fiscal 2004, we have not achieved profitability on an annual basis and may incur additional net losses in future quarters and years. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to maintain profitability.

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

        Many of our sales are generated from complex contractual arrangements, which require significant revenue recognition judgments, particularly in the case of multiple element arrangements. When a sale involves multiple elements, such as products, maintenance or professional services, we allocate the entire sales price to each respective element based on VSOE or using the residual method when VSOE cannot be established for one of the delivered elements in the arrangement. We then recognize revenues on each element in accordance with our policies for product and service revenue recognition. We determine VSOE based upon the price charged when the same element is sold separately. If we cannot establish VSOE for each undelivered element, we defer the entire contract revenues until the earlier of the establishment of VSOE or delivery of the undelivered element, which may result in significant variation in our revenues and operating results from quarter to quarter.

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

        Maintenance and support services are recognized ratably over the life of the maintenance and support service period, which typically is one year when the services are sold separately and up to five years when the fees for the services are bundled with the product fees. Maintenance and support services include telephone support and unspecified rights to product upgrades and enhancements. These services are typically sold for a one-year term and either are sold as part of a multiple element arrangement with products or are sold independently at time of renewal. Maintenance and support VSOE represents a consistent percentage of the sales prices charged to customers. The application of judgment could affect the continued determination of maintenance VSOE and our ability to recognize revenue using the residual method.

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

        Product shipped to customers and related services where amounts, prior to satisfying the revenue recognition criteria, are (1) billed pursuant to a contractual right and collection is probable, or (2) collected, are reflected as deferred revenues. Deferred revenues also include customer deposits and amounts associated with maintenance contracts, which are recognized on a straight-line basis over the related service periods, and free or discounted products and services not yet provided to customers. Deferred revenues not expected to be recognized within one year of the balance sheet date are classified as long-term deferred revenues.

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

        As a result of net operating losses incurred in the past in most jurisdictions in which we operate, and uncertainty as to the extent, jurisdiction and timing of profitability in future periods, we have continued to record a full valuation allowance against deferred tax assets. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss in each jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

Three and Six Months Ended June 30, 2004 and 2003

        Revenues.    Revenues for the three and six months ended June 30, 2004 and 2003 were as follows, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
		As restated		As restated
Revenues:
Product	$30,587	$8,255	$56,832	$11,772
Service	11,774	7,111	22,061	12,803

Total revenues	$42,361	$15,366	$78,893	$24,575

        Product revenues comprise sales of our voice infrastructure products, including our GSX9000™ Open Services Switch, Insignus™ Softswitch, Sonus Insight™ Management System and related product offerings. Product revenues for the three and six months ended June 30, 2004 increased 271% and 383% from the comparable periods in fiscal 2003. The higher revenues were the result of an increase in the sale of our voice infrastructure products to telecommunications service providers and a deferral of revenues attributable to a significant customer transaction from the first three quarters of 2003 until the final delivery of software in the fourth quarter of 2003.

        Service revenues primarily comprise hardware and software maintenance, network design, installation and other professional services. Service revenues for the three and six months ended June 30, 2004 increased 66% and 72% from the comparable periods in fiscal 2003. The increase in service revenues were primarily due to an increase in maintenance revenues as a result of our growing installed customer base and maintenance revenues for a particular customer that had been deferred from prior quarters pending recognition of related product revenues which occurred in the second quarter of 2004.

        For the three months ended June 30, 2004 and 2003, three customers each contributed 10% or more of our revenues, representing an aggregate of 48% and 55% of total revenues. For the six months ended June 30, 2004 and 2003, four and three customers each contributed more than 10% of our revenues, representing an aggregate of 55% and 49% of total revenues. The following customers contributed 10% or more of our revenues in the three and six months ended June 30, 2004 and 2003:

	Three months ended June 30,			Six months ended June 30,
Customer:
	2004		2003	2004	2003
Verizon Global Networks	*	%	22%	15%	14%
Softbank Broadband	*		*	14	*
AT&T Wireless Services	24		—	14	—
Qwest Communications	14		*	12	*
Nissho Electronics Corporation	*		16	*	14
Global Crossing	*		17	*	21
Volo Communications	10		—	*	—

*
Less than 10%.

        International revenues, primarily from Asia and Europe, were 13% and 31% of revenues for the three months ended June 30, 2004 and 2003. International revenues, primarily from Asia and Europe, were 20% and 29% of revenues for the six months ended June 30, 2004 and 2003.

        Cost of Revenues/Gross Profit.    Cost of revenues consists primarily of amounts paid to third-party manufacturers for purchased materials and services, manufacturing and professional services personnel and related costs and inventory obsolescence. Cost of revenues and gross profit as a percentage of revenues for the three and six months ended June 30, 2004 and 2003 were as follows (in thousands, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Cost of revenues:
Product	$9,714	$3,896	$17,855	$5,434
Service	4,227	3,369	8,486	5,924

Total cost of revenues	$13,941	$7,265	$26,341	$11,358

Gross profit (% of respective revenues):
Product	68%	53%	69%	54%
Service	64	53	62	54
Total gross profit	67%	53%	67%	54%

        The increases in product gross profit as a percentage of product revenues were primarily due to a greater proportion of revenues from higher margin products as well as the benefit resulting from the sale of inventory previously written down of $854,000 and, to a lesser extent, a reduction in purchased component costs. We expect our product mix, and related gross margins, to return to levels consistent with our long-term financial model of 58–62%. The increases in service gross profit as a percentage of service revenues were primarily due to the higher volume of service revenues and a greater mix of higher margin professional and installation services. Our service cost of revenues is relatively fixed in advance of any particular quarter.

        Our gross profit as a percentage of total revenues in a particular quarter is highly variable due to many factors such as our revenue volume. Gross profit may also be affected by the following factors: demand for our products and services; new product introductions and enhancements both by us and by our competitors; product service and support costs associated with initial deployment of our products in customers' networks; changes in our pricing policies and those of our competitors; write-off of any excess or obsolete inventory; unfavorable warranty experience; the mix of product configurations sold; geographic mix; the mix of sales channels through which our products and services are sold; the timing of revenue recognition, the subsequent sales of inventory previously reserved as excess and obsolete; and the volume of manufacturing and costs of manufacturing and components.

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel costs and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $8.9 million for the three months ended June 30, 2004, an increase of $419,000, or 5%, from $8.5 million for the same period in fiscal 2003. Research and development expenses were $17.9 million for the six months ended June 30, 2004, an increase of $1.7 million, or 10%, from $16.2 million for the same period in fiscal 2003. These increases primarily reflect an increase in salaries and related expenses associated with increased headcount, partially offset by a reduction in depreciation expense associated with fully depreciated assets. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success and we intend to continue to make substantial investments to enhance our products and technologies to meet the requirements of our customers and market. We believe that our research and development expenses for the third quarter of fiscal 2004 will increase from the second quarter of fiscal 2004 primarily as a result of an increase in salary and related expenses associated with increased headcount.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses were $8.6 million for the three months ended June 30, 2004, an increase of $4.1 million, or 93%, from $4.5 million for the same period in fiscal 2003. Sales and marketing expenses were $15.5 million for the six months ended June 30, 2004, an increase of $7.1 million, or 83%, from $8.4 million for the same period in fiscal 2003. These increases are due primarily to increases in salaries associated with increased headcount, increases in commission due to higher revenues, increased levels of inventory provided to customers for evaluation and charged to expense and higher marketing expenditures for trade shows. We believe that our sales and marketing expenses for the third quarter of fiscal 2004 will increase modestly from the second quarter of fiscal 2004 primarily as a result of higher personnel related costs, including commissions, partially offset by lower trade show costs.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses were $5.7 million for the three months ended June 30, 2004, an increase of $4.2 million, or 295%, from $1.5 million for the same period in fiscal 2003. General and administrative expenses were $10.6 million for the six months ended June 30, 2004, an increase of $7.3 million, or 221%, from $3.3 million for the same period in fiscal 2003. These increases primarily reflect the professional fees incurred as part of our investigation, audit and internal control improvement process, an increase in directors and officers insurance costs and, to a lesser extent, increases in salaries and related expenses associated with increased headcount, partially offset by reductions in depreciation expense due to fully depreciated assets and to a foreign currency transaction gain. Each of the next three quarters will include $1.7 million in director and officer liability insurance expense paid for in the second quarter of fiscal 2004. We believe that our general and administrative expenses for the third quarter of fiscal 2004 will remain consistent with the second quarter of fiscal 2004 due to costs associated with improvements we are making in our internal control environment to remedy material weaknesses and to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and costs associated with an increase in the renewal premium for our directors and officers insurance, partially offset by lower expenditures for professional fees related to the SEC investigation, although such costs will continue to be significant.

        Stock-based Compensation Expenses.    Stock-based compensation expenses include the amortization of stock compensation charges resulting from the granting of stock options, including those TTI stock options assumed by us, stock awards to TTI employees under the 2000 Retention Plan and the sales of restricted common stock. Stock-based compensation expenses were $136,000 for the three months ended June 30, 2004, a decrease of $509,000, or 79%, from $645,000 for the same period in fiscal 2003. Stock-based compensation expenses were $515,000 for the six months ended June 30, 2004, a decrease of $1.1 million, or 67%, from $1.6 million for the same period in fiscal 2003. The decreases are primarily due to lowered deferred compensation balances resulting from our policy of accelerating amortization of deferred compensation under FIN 28. As of June 30, 2004, we expect to record approximately $139,000 in employee stock-based compensation expense for the remainder of fiscal 2004.

        On October 16, 2002, we commenced an offer to exchange outstanding employee stock options for new stock options to be granted on a date that was at least six months and one day from the expiration date of the exchange offer. The exchange offer expired on November 22, 2002, and outstanding options to purchase approximately 8,973,000 shares of common stock were accepted for exchange and cancelled. On May 27, 2003, employees received an option to purchase one share of common stock for each share of common stock under the exchanged options at an exercise price of $4.08 per share, representing the fair market value of our common stock on the date of grant.

        Amortization of Purchased Intangible Assets.    In fiscal 2001, we acquired certain intellectual property and other intangible assets, as well as in-process research and development in connection with our acquisitions of TTI and Linguateq. Amortization of purchased intangible assets was $600,000 for the three months ended June 30, 2004 as compared to $602,000 for the same period in fiscal 2003. Amortization of purchased intangible assets was approximately $1.2 million for both the six months ended June 30, 2004 and 2003.

        Interest Income, net.    Interest income consists of interest earned on our cash balances, marketable securities and long-term investments. Interest expense consists of interest incurred on a convertible subordinated note, equipment bank debt and capital lease arrangements. Interest income, net of interest expense, was $770,000 for the three months ended June 30, 2004, as compared to $313,000 for the same period in fiscal 2003. Interest income, net of interest expense, was $1.4 million for the six months ended June 30, 2004, as compared to $564,000 for the same period in fiscal 2003. These increases primarily reflect an increase in our cash and investment balances resulting from the proceeds from our public offerings of common stock in April and September of 2003.

        Income Taxes.    Provisions for income taxes in the amounts of $217,000 and $384,000 have been recorded for the three and six months ended June 30, 2004, which are primarily attributable to foreign income taxes and state minimum income taxes in the U.S.

Off-balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

        At June 30, 2004, our principal sources of liquidity were our cash, cash equivalents, marketable securities and long-term investments that totaled $303.6 million. In September 2003, we completed a public offering of 17,000,000 shares of our common stock at a price of $7.75 per share resulting in net proceeds of $126.1 million after deducting offering costs of $5.7 million. In April 2003, we completed a public offering of 20,000,000 shares of our common stock at a price of $3.05 per share, resulting in net proceeds of $56.7 million after deducting offering costs of $4.3 million.

        Our operating activities provided net cash of $1.1 million for the six months ended June 30, 2004, as compared to net cash used in operating activities of $10.8 million for the same period in fiscal 2003. The increase in cash provided by operating activities was primarily due to our improved results of operations and an increase in our accounts payable and deferred revenues as of June 30, 2004, partially offset by an increase in accounts receivable, inventory and other current assets. The increase in other current assets includes the renewal premium for our directors and officers liability insurance in June 2004 in the amount of $6.8 million.

        Net cash used in investing activities was $9.7 million for the six months ended June 30, 2004, as compared to net cash provided by investing activities of $13.5 million for the same period in fiscal 2003. Net cash used in investing activities for the six months ended June 30, 2004 primarily reflects net purchases of marketable securities and long-term investments of $5.7 million and capital expenditures of $4.3 million. Net cash provided by investing activities for the six months ended June 30, 2003 primarily reflects net maturities of marketable securities of $15.0 million, offset by capital expenditures of $1.7 million. We have no current material commitments for capital expenditures but do expect to incur approximately $7.0 to $10.0 million in capital expenditures during the next twelve months.

        Net cash provided by financing activities was $1.1 million for the six months ended June 30, 2004, as compared to $56.8 million for the same period in fiscal 2003. The net cash provided by financing activities for the six months ended June 30, 2004 primarily resulted from the sale of common stock in connection with our employee stock purchase plan and proceeds from exercise of stock options, partially offset by payments on our long-term obligations. The net cash provided by financing activities for the six months ended June 30, 2003 primarily resulted from the sale of common stock in connection with our public offering of 20,000,000 shares of our common stock at a price of $3.05 per share, resulting in net proceeds of $56.7 million after deducting offering costs of $4.3 million.

        The following summarizes our future contractual obligations as of June 30, 2004, in thousands:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Long-term debt obligations	$10,950	$475	$10,475	$—
Capital lease obligations	103	103	—	—
Operating lease obligations	3,004	1,138	1,549	317

Total	$14,057	$1,716	$12,024	$317

        Based on our past performance and current expectations, we believe our current cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. Although it is difficult to predict future liquidity requirements with certainty, including changes in working capital, the rate at which we will consume cash will be dependent on the cash needs of future operations which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements or SEC fines. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, and for other general corporate activities, as well as to vigorously defend against existing and potential investigations and litigation and resolve pending or potential investigations relating to the restatement of our consolidated financial statements. See "Part II—Item 1. Legal Proceedings."

Recent Accounting Pronouncements

        In November 2002, the FASB issued FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The FIN 45 disclosure requirements are included in Note 5 to our condensed consolidated unaudited financial statements. The adoption of FIN 45 did not have a material impact on our financial position or results of operations.

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

        In December 2003, the staff of the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104's primary purpose is to rescind the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB No. 104 rescinds the SEC's related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, which was effective upon issuance. We adopted the provisions of SAB No. 104 in the fourth quarter of 2003. Our adoption of SAB No. 104 did not have a material effect on our financial position or results of operations.

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

Our common stock was delisted from the NASDAQ National Market and transferred to the National Quotation Service Bureau ("Pink Sheets"), which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

        Effective August 13, 2004, shares of our common stock were delisted from the NASDAQ National Market as a result of our not being then current on our SEC filings and they are trading on the Pink Sheets. The trading of our common stock shares on the Pink Sheets may reduce the per share price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock shares on the Pink Sheets will materially adversely affect our access to the capital markets, and the limited liquidity and reduced price per share of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on either terms acceptable to us or at all. Stocks that trade on the Pink Sheets are no longer eligible for margin loans, and a company trading on the Pink Sheets cannot avail itself of federal preemption of state securities or "blue sky" laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. Our delisting from the NASDAQ National Market and transfer to the Pink Sheets may also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities. Although we plan to submit an application to re-list our common stock on the NASDAQ National Market as promptly as practicable after we file this Quarterly Report on Form 10-Q, there can be no assurance as to when, if at all, NASDAQ will re-list our common stock.

We face several adverse consequences as a result of our late SEC filings.

        If our common stock is re-listed on the NASDAQ National Market, we must timely file all periodic reports with the SEC and NASDAQ for all reporting periods ending on or before June 30, 2005 to avoid another delisting. Until we become current, and if we are unable to remain current in our financial filings, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans), or pursuant to certain "private placement" rules of the SEC under Regulation D, to any purchasers not qualifying as "accredited investors." In addition, our affiliates will not be able to sell our securities pursuant to Rule 144 under the Securities Act. Finally, we will not be eligible to use a "short form" registration statement on Form S-3 for a period of 12 months after the time we become current in our filings. These restrictions may impair our ability to raise funds in the public markets should we desire to do so, and to attract and retain key employees.

We have identified material weaknesses in our controls and procedures, which, if not remedied effectively, could seriously harm our business.

        Management and our independent auditors have concluded that our controls and procedures had material weaknesses as of June 30, 2004. We have commenced the design and implementation of new and enhanced controls and procedures to address those material weaknesses. Our inability to remedy such material weaknesses promptly and effectively could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. While we are completing the design and implementation of our controls environment, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reporting.

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

        Pursuant to new SEC rules under the Sarbanes-Oxley Act of 2002, we are required to include in our future Form 10-K filings a report by our management as to the effectiveness of our internal control over financial reporting. Beginning with our Form 10-K for 2004, our independent auditors will be required to attest to and report on the evaluation by management. We have commenced the design and implementation of new and enhanced internal controls over financial reporting, and we anticipate making further changes to improve them, some of which may result in higher future operating expenses and capital expenditures. If we fail to strengthen our internal control over financial reporting, or receive an adverse opinion from our auditors as to the adequacy of our internal control over financial reporting, our ability to manage our business may be impaired, errors may occur or fail to be identified, and our financial condition could be harmed.

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

        From our inception through the year 2000, the telecommunications market experienced rapid growth spurred by a number of factors, including deregulation in the industry, entry of a large number of new emerging service providers, growth in data traffic and the availability of significant capital from the financial markets. Commencing in 2001 and continuing in 2002 and the first half of 2003, the telecommunications industry experienced a reversal of some of these trends, marked by dramatic reductions in capital expenditures, financial difficulties, and, in some cases, bankruptcies experienced by service providers. These conditions caused a substantial, unexpected reduction in demand for telecommunications equipment, including our products.

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

        To date, we have shipped our products to a limited number of customers. We expect that in the foreseeable future, the majority of our revenues will continue to depend on sales of our products to a limited number of customers. Four, four, one and three customers each contributed more than 10% of our revenues for the first six months of fiscal 2004, and fiscal 2003, 2002 and 2001, which represented an aggregate of 55%, 57%, 42% and 60% of total revenues. Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by:

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

        International revenues, primarily attributable to Asia and Europe, were approximately $16 million for the six months ended June 30, 2004 and we intend to continue to expand our sales into international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues. We have limited experience marketing, distributing and supporting our products internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including:

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

  •
  political and economic instability.

We may not become profitable.

        We have incurred significant losses since inception and, as of June 30, 2004, had an accumulated deficit of $800.6 million. We have not achieved profitability on an annual basis and may incur additional net losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

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

        Since April 2004, we have made significant changes in our senior management team. We have hired a President and Chief Operating Officer, Chief Marketing Officer and General Manager of Europe, Middle East and Africa and a new Vice President of Finance, Corporate Controller and Chief Accounting Officer. We presently are in the process of recruiting a new Chief Financial Officer. Because of these recent changes, our management team may not be able to work together effectively to successfully develop and implement our business strategies and financial operations. In addition, management will need to devote significant attention and resources to preserve and strengthen relationships with employees, customers and the investor community. If our new management team is unable to achieve these goals, our ability to grow our business and successfully meet operational challenges could be impaired.

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

        We currently do not have long-term supply contracts with our component suppliers and they are not required to supply us with products for any specified periods, in any specified quantities or at any set price, except as may be specified in a particular purchase order. In the event of a disruption or delay in supply, or inability to obtain products, we may not be able to develop an alternate source in a timely manner or at favorable prices, or at all. A failure to find acceptable alternative sources could hurt our ability to deliver high-quality products to our customers and negatively affect our operating margins. In addition, reliance on our suppliers exposes us to potential supplier production difficulties or quality variations. Our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of key components would seriously adversely affect our ability to meet these dates and could result in legal action by our customers, loss of customers or harm our ability to attract new customers.

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

  •
  changes in our listing status on the Nasdaq Stock Market;

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

        We do not currently use derivative financial instruments. We generally place our marketable security investments in high-quality credit instruments, primarily U.S. Government, state government obligations and corporate obligations with contractual maturities of less than one year. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is not material. We have no current material exposure to foreign currency rate fluctuations, though we will continue to evaluate the impact of foreign currency exchange risk on our results of operations as we expand internationally.

Item 4: Controls and Procedures

        Our current management, with the participation of our principal executive officer and co-principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2004, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. As noted below, we have identified material weaknesses in our internal controls and procedures, as they existed as of June 30, 2004.

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

        Based on the evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2004, which included an evaluation of the effectiveness of our disclosure controls and procedures applicable to the periods covered by the filing of this periodic report, and subject to the information set forth in this Item 4, our principal executive officer and co-principal financial officers have concluded that our disclosure controls and procedures were inadequate, as further described in this Item 4. We have commenced the design and implementation of new and enhanced controls and procedures to address these material weaknesses. While we are completing the design and implementation of our controls environment, there remains risk that the transitional controls, described below, on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations.

        During the fiscal quarter ended June 30, 2004, we have made changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 240.13a-15(f) and 240.15d-15(f) of the Exchange Act). These measures include the following:

  •
  We have hired a President and Chief Operating Officer and a new Vice President of Finance, Corporate Controller and Chief Accounting Officer as well as other personnel into our finance and accounting organization who have expertise in financial controls and reporting, to improve the overall quality and level of experience in our finance and accounting organization, and we transitioned the individual then serving as Chief Financial Officer out of that position.

  •
  We have made changes in our finance and accounting organization to provide clearer segregation of responsibilities and supervision with regard to, among others, account reconciliations and documentation supporting our quarterly and annual financial statements. We will continue to make further changes, as appropriate, in our finance and accounting organization to create clearer segregation of responsibilities and supervision, and to increase the level of technical accounting expertise including the use of outside accounting experts.

  •
  We have implemented an enhanced quarterly financial review process, which includes a formal closing meeting each quarter chaired by the chief accounting officer and attended by a cross-section of senior financial management.

  •
  We have initiated additional training of our sales and marketing organizations regarding revenue recognition rules and best practices.

  •
  We have initiated a series of steps to improve the information flow among the various departments that have a role in the determination of proper revenue recognition.

  •
  We have made a series of changes to our cash receipts recording processes.

  •
  We have made changes in the review procedures associated with equity transactions including supervision by an experienced technical accountant.

  •
  We continue to communicate to senior management and other key personnel the importance of our Code of Business Conduct and Ethics and adherence to the requirements set forth in it.

  •
  We continue to communicate to employees about the availability of our formal reporting system for employees to identify potential concerns or ethical issues on an anonymous basis.

        During 2004, through the filing date of this report, we continue to implement additional changes to our infrastructure and related processes that are also reasonably likely to materially affect our internal control over financial reporting, which include:

  •
  We are actively recruiting other senior level members of the finance and accounting organization, including a Chief Financial Officer.

  •
  We have hired a Director of Internal Audit.

  •
  We are establishing a cross-functional bids and proposals group to manage customer contract negotiation, review and implementation and assess related revenue recognition implications.

  •
  We are changing our quarterly close process to include detailed analysis in support of the financial accounts and improved supervision over the process.

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

        Based on the changes and improvements made since January 1, 2004, our management, including our principal executive officer and co-principal financial officers, believes that as of the date of this filing, our disclosure controls and procedures (1) were designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our principal executive officer and co-principal financial officers by others within those entities, and (2) given the late filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, are not yet effective but have improved since March 31, 2004 given the changes discussed above affecting internal control over financial reporting implemented during the fiscal quarter ended June 30, 2004 and through the date of this report in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. We currently are designing and implementing a new controls environment to address the material weaknesses described above. While this design and implementation phase is underway, we are relying on extensive manual procedures, including regular reviews and the significant utilization of outside accounting professionals, to assist us with meeting the objectives otherwise fulfilled by an effective controls environment. We expect to establish and implement a system and policy-based set of controls. While we are completing the design and implementation of our controls environment, there remains risk that the transitional controls on which we are currently relying will fail to be sufficiently effective. We also note, however, that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

        Beginning in July 2002, several purchasers of our common stock filed complaints in federal district court for the District of Massachusetts against us, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (Class Action Complaints). The purchasers seek to represent a class of persons who purchased our common stock between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that we made false and misleading statements about its products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, we filed a motion to dismiss the Consolidated Amended Complaint on various grounds. On May 11, 2004, the court held oral argument on the motion, at the conclusion of which the court denied our motion to dismiss. The plaintiffs filed a motion for class certification on July 30, 2004, and our opposition is due on September 10, 2004. We believe the claims in the Consolidated Amended Complaint are without merit and that we have substantial legal and factual defenses, which we intend to pursue vigorously. There is no assurance we will prevail in defending these actions.

        Beginning in February 2004, a number of purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts against us and certain of our current officers and directors. The complaints assert claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to our announcement that it had identified issues, practices and actions of certain employees relating to both the timing of revenue recognized from certain customer transactions and other financial statement accounts, which could affect its 2003 financial statement accounts and possibly financial statements for prior periods. Specifically, these actions allege that we issued a series of false or misleading statements to the market during the class period that failed to disclose that (i) we had materially overstated our revenue by improperly recognizing revenue on certain customer contracts; (ii) we lacked adequate internal controls and were therefore unable to ascertain our true financial condition; and (iii) as a result of the foregoing, our financial statements issued during the class period were materially false and misleading. Plaintiffs contend that such statements caused our stock price to be artificially inflated. The complaints seek unspecified damages on behalf of a purported class of purchasers of our common stock during the period from April 9, 2003, June 3, 2003 or June 5, 2003 through February 11, 2004. On June 28, 2004, the court consolidated the claims. On August 10, 2004 the court appointed the lead plaintiff and selected the lead counsel and ordered the lead plaintiff to file a consolidated amended complaint by October 12, 2004. We believe that we have substantial legal and factual defenses to the claims, which we intend to pursue vigorously. There is no assurance we will prevail in defending these actions.

        In February 2004, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against us and certain of our officers and directors, naming us as a nominal defendant. Also in February 2004, two purported shareholder derivative lawsuits were filed in the business litigation session of the superior court of Suffolk County of Massachusetts against us and certain of our directors and officers, also naming us as a nominal defendant. The suits claim that certain of our officers and directors breached their fiduciary duties to our stockholders and to the company. The complaints are derivative in nature and do not seek relief from us. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. We filed a motion to dismiss the state court cases and a motion to stay the federal action pending the outcome of the motion to dismiss in state court. On June 11, 2004, the state court held oral argument on the motion and took the matter under advisement. On June 28, 2004, the federal court consolidated the three actions and stayed the case pending ruling by the state court on the motion to dismiss. On August 10, 2004, the federal court selected lead counsel in the consolidated action and ordered that a consolidated amended complaint be filed by October 12, 2004. We believe that we have substantial legal and factual defenses to the claims, which we intend to pursue vigorously. There is no assurance we will prevail in defending these actions.

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

Item 6: Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

Exhibit Number	Description
10.1	Form of Stock Option Agreement under the 1997 Stock Incentive Plan.
10.2	Form of Director and Officer Indemnity Agreement.
31.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Sonus Networks, Inc. Chief Operating Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.3	Certification of Sonus Networks, Inc. Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Sonus Networks, Inc. Chief Operating Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.3	Certification of Sonus Networks, Inc. Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
  (b)
  Reports on Form 8-K:

        On April 27, 2004, we furnished a Current Report on Form 8-K to the SEC under Item 12 (Results of Operations and Financial Condition) reporting, among other things, certain preliminary financial results for the quarter ended March 31, 2004.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 20, 2004	SONUS NETWORKS, INC.
	By:	/s/ BRADLEY T. MILLER Bradley T. Miller Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer and Co-Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Form of Stock Option Agreement under the 1997 Stock Incentive Plan.
10.2	Form of Director and Officer Indemnity Agreement.
31.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Sonus Networks, Inc. Chief Operating Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.3	Certification of Sonus Networks, Inc. Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Sonus Networks, Inc. Chief Operating Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.3	Certification of Sonus Networks, Inc. Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.