Form 10-Q
period 2004-09-30
SONUS NETWORKS INC
filed 2004-11-09
CIK 1105472

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

        As of October 31, 2004, there were 247,081,179 shares of $0.001 par value per share, common stock outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

SONUS NETWORKS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$116,845	$133,715
Marketable securities	166,615	171,677
Accounts receivable, net	35,402	23,754
Inventory, net	27,566	13,739
Other current assets	12,861	6,935

Total current assets	359,289	349,820
Property and equipment, net	7,138	5,009
Purchased intangible assets, net	601	2,402
Other assets	763	1,193
Long-term investments	16,441	—

	$384,232	$358,424

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,099	$3,248
Accrued expenses	18,156	22,165
Accrued restructuring expenses	184	565
Current portion of deferred revenue	60,269	62,698
Capital leases	61	182

Total current liabilities	89,769	88,858
Long-term deferred revenue, net of current portion	27,720	24,302
Long-term accrued restructuring expenses, net of current portion	661	829
Convertible subordinated note	10,000	10,000
Commitments and contingencies (Note 7)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 249,068,214 and 247,146,477 shares issued and 246,771,304 and 244,849,567 shares outstanding at September 30, 2004 and December 31, 2003	249	247
Capital in excess of par value	1,046,494	1,043,581
Accumulated deficit	(790,346)	(808,562)
Deferred compensation	(48)	(564)
Treasury stock, at cost; 2,296,910 common shares at September 30, 2004 and December 31, 2003	(267)	(267)

Total stockholders' equity	256,082	234,435

	$384,232	$358,424

The accompanying notes are an integral part of these consolidated financial statements.

SONUS NETWORKS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		as restated		as restated
Revenues:
Product	$36,064	$14,528	$92,896	$26,300
Service	10,698	7,723	32,759	20,526

Total revenues	46,762	22,251	125,655	46,826
Cost of revenues (1):
Product	6,296	5,382	24,151	10,816
Service	4,173	3,874	12,659	9,798

Total cost of revenues	10,469	9,256	36,810	20,614

Gross profit	36,293	12,995	88,845	26,212

Operating expenses:
Research and development (1)	8,975	8,036	26,826	24,245
Sales and marketing (1)	10,539	7,732	26,034	16,179
General and administrative (1)	6,638	842	17,210	4,137
Stock-based compensation	91	1,047	606	2,616
Amortization of purchased intangible assets	601	602	1,801	1,806

Total operating expenses	26,844	18,259	72,477	48,983

Income (loss) from operations	9,449	(5,264)	16,368	(22,771)
Interest expense	(117)	(128)	(360)	(406)
Interest income	1,150	396	2,806	1,238

Income (loss) before income taxes	10,482	(4,996)	18,814	(21,939)
Provision for income taxes	214	33	598	98

Net income (loss)	$10,268	$(5,029)	$18,216	$(22,037)

Net income (loss) per share:
Basic	$0.04	$(0.02)	$0.07	$(0.10)

Diluted	$0.04	$(0.02)	$0.07	$(0.10)

Shares used in computing net income (loss) per share:
Basic	246,198	224,356	245,394	213,322

Diluted	251,707	224,356	252,776	213,322

(1) Excludes non-cash, stock-based compensation expense as follows:
Cost of revenues	$5	$13	$15	$35
Research and development	38	314	200	943
Sales and marketing	32	603	295	1,282
General and administrative	16	117	96	356

	$91	$1,047	$606	$2,616

The accompanying notes are an integral part of these consolidated financial statements.

SONUS NETWORKS, INC.

Consolidated Statements of Cash Flows

(In thousands)

(unaudited)

	Nine months ended September 30,
	2004	2003
		as restated
Cash flows from operating activities:
Net income (loss)	$18,216	$(22,037)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	4,179	7,659
Stock-based compensation	606	2,616
Amortization of purchased intangible assets	1,801	1,806
Changes in current assets and liabilities:
Accounts receivable	(11,648)	(3,714)
Inventory	(13,827)	(5,973)
Other current assets	(5,926)	(3,971)
Accounts payable	7,851	(716)
Accrued expenses	(4,528)	(989)
Deferred revenue	989	25,411

Net cash (used in) provided by operating activities	(2,287)	92

Cash flows from investing activities:
Purchases of property and equipment	(6,308)	(3,046)
Maturities of marketable securities	149,396	19,682
Purchases of marketable securities	(133,183)	(4,697)
Purchases of long-term investments	(27,592)	—
Other assets	430	137

Net cash (used in) provided by investing activities	(17,257)	12,076

Cash flows from financing activities:
Net proceeds from sale of common stock to public	—	182,755
Sale of common stock in connection with employee stock purchase plan	1,721	966
Proceeds from exercise of stock options	1,104	3,162
Payments of long-term liabilities	(151)	(1,264)
Repurchase of common stock	—	(6)

Net cash provided by financing activities	2,674	185,613

Net (decrease) increase in cash and cash equivalents	(16,870)	197,781
Cash and cash equivalents, beginning of period	133,715	57,278

Cash and cash equivalents, end of period	$116,845	$255,059

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$241	$288
Cash paid for taxes	441	86

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

        Sonus anticipates amending its previously filed quarterly reports on Form 10-Q for each of the first three quarters of 2003 for the purpose of restating its consolidated financial statements for the first three quarters of 2003 and 2002. The restated consolidated financial statements in these amended quarterly reports on Form 10-Q will include significant adjustments. This quarterly report on Form 10-Q includes restated consolidated historical financial statements for the three and nine months ended September 30, 2003. Sonus does not anticipate amending its previously filed annual reports on Form 10-K or its quarterly reports on Form 10-Q for any periods prior to 2003. The consolidated financial statements and related consolidated financial information contained in previously filed reports, including for the years ended December 31, 2002 and 2001 and for the quarterly reports during 2002 and the first three quarters of 2003, should no longer be relied upon.

        The following condensed consolidated statement of operations for the three and nine months ended September 30, 2003, on a comparative basis, summarizes the effects of the restatement adjustments on various line items of Sonus' statement of operations.

Condensed Statements of Operations
As Reported and As Restated
(In thousands, except per share data)

	Three Months Ended September 30, 2003
	As Reported	Adjustments	As Restated
Revenues	$28,644	$(6,393)	$22,251
Cost of revenues	11,047	(1,791)	9,256

Gross profit	17,597	(4,602)	12,995
Operating expenses	16,656	1,603	18,259

Income (loss) from operations	941	(6,205)	(5,264)
Interest income, net	268	—	268

Income (loss) before income taxes	1,209	(6,205)	(4,996)
Provision for income taxes	—	33	33

Net income (loss)	$1,209	$(6,238)	$(5,029)

Basic and diluted net income (loss) per share	$0.01	$(0.03)	$(0.02)

	Nine Months Ended September 30, 2003
	As Reported	Adjustments	As Restated
Revenues	$66,019	$(19,193)	$46,826
Cost of revenues	25,270	(4,656)	20,614

Gross profit	40,749	(14,537)	26,212
Operating expenses	47,963	1,020	48,983

Loss from operations	(7,214)	(15,557)	(22,771)
Interest income, net	832	—	832

Loss before income taxes	(6,382)	(15,557)	(21,939)
Provision for income taxes	—	98	98

Net loss	$(6,382)	$(15,655)	$(22,037)

Basic and diluted net loss per share	$(0.03)	$(0.07)	$(0.10)

(3)   Summary of Significant Accounting Policies

        The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

  (a) Basis of Presentation and Principles of Consolidation

        The accompanying unaudited consolidated financial statements have been prepared by Sonus and reflect all adjustments, consisting only of normal recurring adjustments that in the opinion of management are necessary for a fair statement of the results for the interim periods. The unaudited consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC), and omit or condense certain information and footnote disclosures pursuant to existing SEC rules and regulations. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the entire fiscal year. These statements should be read in conjunction with the consolidated financial statements and related notes included in Sonus' Annual Report on Form 10-K for the year ended December 31, 2003, as amended by Amendment No. 1 on Form 10-K/A, filed with the SEC.

        The accompanying consolidated financial statements include the accounts of Sonus and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated. Certain amounts in previously issued financial statements have been reclassified to conform to the current presentation.

  (b) Use of Estimates and Judgments

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates relied upon in preparing these financial statements include revenue recognition for multiple element arrangements, allowances for doubtful accounts, inventory obsolescence reserves, estimated fair value of investments, including whether any decline in such fair value is other-than-temporary, expected future cash flows used to evaluate the recoverability of long-lived assets, including intangible assets, restructuring and other related charges, contingencies associated with revenue contracts, contingent liabilities, and recoverability of Sonus' net deferred tax assets and related valuation allowance. Although Sonus regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. Sonus bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from Sonus' estimates if past experience or other assumptions do not turn out to be substantially accurate.

  (c) Cash Equivalents, Marketable Securities and Long-Term Investments

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

        Long-term investments consist of high-quality credit instruments, primarily U.S. Government obligations with remaining maturities of greater than one year as of the balance sheet date.

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

        For the three months ended September 30, 2004 and 2003, two customers each contributed 10% or more of Sonus' revenues, representing an aggregate of 65% and 42% of total revenues, respectively. For the nine months ended September 30, 2004 and 2003, five and three customers each contributed more than 10% of Sonus' revenues, representing an aggregate of 64% and 49% of total revenues, respectively. The following customers contributed 10% or more of Sonus' revenues for the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,			Nine months ended September 30,
Customer:
	2004	2003		2004	2003
Qwest Communications	27%	*	%	18%	*	%
Global Crossing	38	14		16	18
Verizon Global Networks	*	28		10	21
Softbank Broadband Corporation	*	*		10	*
AT&T Wireless Services	*	*		10	*
Nissho Electronics Corporation	*	*		*	10

*
Less than 10%.

        As of September 30, 2004 and December 31, 2003, three and four customers each accounted for more than 10% of Sonus' accounts receivable balance, representing an aggregate of 68% of total accounts receivable in each period. Sonus performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Sonus maintains allowances for potential credit losses and such losses have been within management's expectations.

        International revenues, primarily from Asia and Europe, were 6% and 37% of revenues for the three months ended September 30, 2004 and 2003. International revenues, primarily from Asia and Europe, were 15% and 33% of revenues for the nine months ended September 30, 2004 and 2003.

        Certain components and software licenses from third parties used in Sonus' products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus' delivery of products and thereby materially adversely affect Sonus' revenues and operating results.

  (e) Accounts Receivable

        Accounts receivable consist of the following, in thousands:

	September 30, 2004	December 31, 2003
Earned accounts receivable	$16,255	$11,326
Unearned accounts receivable	19,490	12,713

Accounts receivable, gross	35,745	24,039
Allowance for doubtful accounts	(343)	(285)

Accounts receivable, net	$35,402	$23,754

        Unearned accounts receivable represent products shipped to customers where Sonus has a contractual right to bill the customer and collectibility is probable prior to satisfying Sonus' revenue recognition criteria. The allowance for doubtful accounts is based on Sonus' detailed assessment of the collectibility of specific customer accounts.

  (f) Inventory

        Inventory consists of the following, in thousands:

	September 30, 2004	December 31, 2003
On-hand final assemblies and finished goods inventory	$16,884	$11,366
Unearned inventory	15,723	10,173
Evaluation inventory	7,287	6,014

Inventory, gross	39,894	27,553
Excess, obsolete and evaluation reserve	(12,328)	(13,814)

Inventory, net	$27,566	$13,739

        Unearned inventory represents deferred cost of revenues prior to satisfaction of Sonus' revenue recognition criteria.

        Sonus provides for inventory obsolescence reserves based on excess and obsolete inventories determined primarily by future demand forecasts and records changes to such reserves through adjustments to cost of revenues. Sonus records a full inventory reserve for evaluation equipment at the time of shipment to its customers as a charge to sales and marketing expense. Sonus reclassifies charges associated with evaluation equipment to cost of product revenues when customers purchase such equipment and the purchase satisfies Sonus' revenue recognition criteria.

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

  (h) Purchased Intangible Assets

        Purchased intangible assets of $601,000 as of September 30, 2004 and $2,402,000 as of December 31, 2003 are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. Sonus expects that the remaining amount of purchased intangible assets will be fully amortized by December 2004.

  (i) Other Assets

        Other assets are deposits for leased facilities.

  (j) Deferred Revenue

        Deferred revenue consists of the following, in thousands:

	September 30, 2004	December 31, 2003
Maintenance and support contracts	$48,182	$39,104
Customer deposits	20,317	35,183
Unearned revenue	19,490	12,713

Total deferred revenue	87,989	87,000
Less current portion	(60,269)	(62,698)

	$27,720	$24,302

        Maintenance and support contracts are recognized ratably over the life of the service contract. Customer deposits represent payments received in advance of revenue recognition. Unearned revenue represents billings for which payment has not been received and revenue recognition criteria have not been met.

  (k) Revenue Recognition

        Sonus recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility of the related receivable is probable. Sonus defers revenue recognition and related costs when it has future obligations, including a requirement to deliver additional elements which are essential to the functionality of the delivered elements or for which vendor specific objective evidence of fair value (VSOE) does not exist or customer acceptance is required, until those obligations are satisfied. The ordering patterns and sales lead times associated with customer orders may vary significantly from period to period.

        Many of Sonus' sales are generated from complex contractual arrangements, which require significant revenue recognition judgments, particularly in the case of multiple element arrangements. When a sale involves multiple elements, such as products, maintenance or professional services, Sonus allocates the entire sales price to each respective element based on VSOE or using the residual method when VSOE cannot be established for one of the delivered elements in the arrangement. Sonus then recognizes revenue on each element in accordance with its policies for product or service revenue recognition. Sonus determines VSOE based upon the price charged when the same element is sold separately. If Sonus cannot establish VSOE for each undelivered element, it defers revenue recognition on the entire arrangement until the earlier of the establishment of VSOE or delivery of the undelivered element.

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

        Maintenance and support services are recognized ratably over the life of the maintenance and support service period, which typically is one year when the services are sold separately and up to five years when the fees for the services are bundled with the product fees as part of a multiple element arrangement. Maintenance and support services include telephone support and unspecified rights to product upgrades and enhancements. Maintenance and support VSOE represents a consistent percentage of the sales prices charged to customers. The application of judgment could affect the continued determination of maintenance and support VSOE and Sonus' ability to recognize revenue using the residual method.

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

        Sonus records deferred revenue for product shipped to customers and related services where amounts are billed pursuant to a contractual right and collection is probable, or collected, prior to satisfying revenue recognition criteria. Deferred revenues include customer deposits and amounts associated with maintenance contracts including maintenance services sold in multiple element arrangements, which are recognized on a straight-line basis over the related service periods. Deferred revenues not expected to be recognized within one year of the balance sheet date are classified as long-term deferred revenues.

        Sonus defers recognition of incremental direct costs, such as cost of revenues, royalties, commissions and third-party installation costs, until satisfaction of the criteria for recognition of the related revenue.

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

  (m) Stock-based Compensation

        SFAS No. 123, Accounting for Stock-Based Compensation, provides that companies may account for stock-based compensation under either the fair value-based method of accounting under SFAS No. 123 or the intrinsic value-based method provided by Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees. Sonus uses the intrinsic value-based method to account for all of its employee stock-based compensation plans and uses the fair value method to account for all non-employee stock-based compensation. Sonus follows FASB Interpretation (FIN) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans and amortizes the intrinsic value for all awards as measured under APB No. 25 on an accelerated basis. SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, requires companies following APB No. 25 to make pro forma disclosure in the notes to the financial statements using the measurement provisions of SFAS No. 123.

        Sonus has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees and shares purchased under the 2000 Employee Stock Purchase Plan (ESPP) using the Black Scholes option-pricing model. In valuing the stock options granted, Sonus used an assumed risk-free interest rate of 3% for both the three and nine months ended September 30, 2004 and 2003; volatility of 127% for the three months ended September 30, 2004 and 127% to 128% for the nine months ended September 30, 2004, and 137% for both the three and nine months ended September 30, 2003; and an expected life of four to five years for both the three and nine months ended September 30, 2004 and 2003, with the assumption that dividends will not be paid. In valuing the ESPP, Sonus used an assumed risk-free interest rate of 1% to 3% for both the three and nine months ended September 30, 2004, and of 1% to 5% for both the three and nine months ended September 30, 2003; volatility of 65% to 164% for the three months ended September 30, 2004 and 26% to 164% for the nine months ended September 30, 2004, and 137% to 150% for both the three and nine months ended September 30, 2003; and an expected life ranging from six months to two years, with the assumption that dividends will not be paid. The pro forma information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		as restated		as restated
Net income (loss)—
As reported	$10,268	$(5,029)	$18,216	$(22,037)
Plus: Employee stock-based compensation expense included in net income (loss) under intrinsic value method related to options	65	540	530	1,894
Less: Employee stock-based compensation under fair value method	(12,104)	(11,932)	(35,137)	(31,330)

Pro forma	$(1,771)	$(16,421)	$(16,391)	$(51,473)

Basic and diluted net income (loss) per share—
As reported (basic and diluted)	$0.04	$(0.02)	$0.07	$(0.10)
Pro forma	$(0.01)	$(0.07)	$(0.07)	$(0.24)

  (n) Comprehensive Net Income (Loss)

        Sonus applies SFAS No. 130, Reporting Comprehensive Income. The comprehensive net income (loss) for the three and nine months ended September 30, 2004 and 2003 does not differ from the reported net income (loss).

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

        The following table sets forth the computation of shares used in calculating the net income (loss) per share, in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Weighted average common shares outstanding	246,322	227,343	245,849	217,893
Less weighted average restricted common shares outstanding	(124)	(2,987)	(455)	(4,571)

Shares used in basic per share calculation	246,198	224,356	245,394	213,322
Add effect of dilutive potential common shares	5,509	—	7,382	—

Shares used in dilutive per share calculation	251,707	224,356	252,776	213,322

        Excluded from the shares used in the calculations above are options to purchase shares of common stock and shares of common stock issuable upon conversion of a convertible subordinated note representing an aggregate of 9,422,290 shares for the three months ended September 30, 2004; 5,529,290 shares for the nine months ended September 30, 2004; and 29,036,863 shares for the three and nine months ended September 30, 2003, as their effects would have been anti-dilutive.

  (r) Recent Accounting Pronouncements

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities and, in December 2003, issued a revision to that interpretation. FIN No. 46R replaces FIN No. 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (VIE) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN No. 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. Sonus currently does not have any variable interest entities.

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

        In August 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. In an arrangement that includes software that is more-than-incidental to the products or services as a whole, software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software products and services, as well as any non-software deliverables for which a software deliverable is essential to its functionality. The adoption of this statement did not have a material impact on Sonus' consolidated financial statements.

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

(4)   Accrued Restructuring Expenses and Long-Term Liabilities

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

  2002 Restructuring Accrual

        The following table summarizes the activity during the nine months ended September 30, 2004 relating to Sonus' accrual for fiscal 2002 restructuring actions, in thousands:

	December 31, 2003 Accrual Balance	Cash Payments	September 30, 2004 Accrual Balance	Current Portion	Long-term Portion
Consolidation of facilities	$1,143	$(298)	$845	$184	$661
Write-off of purchase commitments	40	(40)	—	—	—

Total	$1,183	$(338)	$845	$184	$661

        The remaining cash expenditures relating to the consolidation of excess facilities are expected to be paid through 2008.

  2001 Restructuring Accrual

        The following table summarizes the activity during the nine months ended September 30, 2004 relating to Sonus' accrual for fiscal 2001 restructuring actions, in thousands:

	December 31, 2003 Accrual Balance	Cash Payments	September 30, 2004 Accrual Balance
Consolidation of facilities and other charges	$181	$(181)	$—

        The future principal payments on long-term liabilities, excluding the capital leases, as of September 30, 2004 are $49,000 in 2005; $195,000 in 2006; $204,000 in 2007; and $213,000 in 2008.

(5)   Warranty Reserve

        The following table summarizes the activity related to product warranty reserve, included in accrued expenses, during the nine months ended September 30, 2004, in thousands:

Balance at December 31, 2003	$2,500
Charges to costs and expenses	124
Payments for warranty services	(674)

Balance at September 30, 2004	$1,950

(6)   Convertible Subordinated Note

        In May 2001, Sonus completed a private placement of an aggregate principal amount of $10,000,000 of a 4.75% convertible subordinated note, due May 1, 2006, with a customer. Interest payments are due semi-annually on May 1 and November 1 of each year through May 2006 at an annual rate of 4.75%. The note may be converted by the holder into shares of Sonus' common stock at any time before its maturity or prior to its redemption or repurchase by Sonus. The conversion rate is 33.314 shares per each $1,000 principal amount of the note, subject to adjustment in certain circumstances. As of May 1, 2004, Sonus has the option to redeem all or a portion of the note at 100% of the principal amount. Also, at any time if the market price of Sonus' common stock exceeds $60.04 per share for twenty trading days in any thirty trading-day period, Sonus may redeem the note through the issuance of shares of common stock or for cash. In the event of a change of control in Sonus, the holder at its option may require Sonus to redeem the note through the issuance of common stock or cash. Interest expense related to Sonus' convertible subordinated note was $116,000 and $119,000 for the three months ended September 30, 2004 and 2003, and $354,000 and $357,000 for the nine months ended September 30, 2004 and 2003.

(7)   Commitments and Contingencies

  (a) Leases

        Sonus leases its facilities under operating leases, which expire through December 2008. Sonus is responsible for certain real estate taxes, utilities and maintenance costs under these leases. The future minimum payments under operating lease arrangements as of September 30, 2004 are as follows: $276,000 in 2004 (three months); $1,068,000 in 2005; $876,000 in 2006; $261,000 in 2007; and $213,000 in 2008.

  (b) Pending Litigation

        In November 2001, a purchaser of Sonus' common stock filed a complaint in the federal district court for the Southern District of New York against Sonus, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with Sonus' initial public offering (IPO) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased Sonus' common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that Sonus' registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against Sonus are asserted under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against Sonus, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, Sonus, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against the individual defendants, including those Sonus officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including Sonus, but denied the remainder of the motion as to the defendants. In June 2003, a special committee of Sonus' Board of Directors authorized Sonus to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. The settlement is subject to approval by the court. It remains uncertain whether and when the settlement will become final. Sonus does not expect that the settlement would have a material impact on Sonus' business or financial results.

        Beginning in July 2002, several purchasers of Sonus' common stock filed complaints in federal district court for the District of Massachusetts against Sonus, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (Class Action Complaints). The purchasers seek to represent a class of persons who purchased Sonus' common stock between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that Sonus made false and misleading statements about its products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, Sonus filed a motion to dismiss the Consolidated Amended Complaint on various grounds. On May 11, 2004, the court held oral argument on the motion, at the conclusion of which the court denied Sonus' motion to dismiss. The plaintiffs filed a motion for class certification on July 30, 2004, and Sonus filed its opposition on September 10, 2004, to which the plaintiffs replied on September 30, 2004. A hearing on the motion for class certification is scheduled for December 2, 2004. Sonus believes the claims in the Consolidated Amended Complaint are without merit and that it has substantial legal and factual defenses, which it intends to pursue vigorously. There is no assurance Sonus will prevail in defending these actions.

        Beginning in February 2004, a number of purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts against Sonus and certain of its current officers and directors. The complaints assert claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to Sonus' announcement that it had identified issues, practices and actions of certain employees relating to both the timing of revenue recognized from certain customer transactions and other financial statement accounts, which could affect its 2003 financial statement accounts and possibly financial statements for prior periods. Specifically, these actions allege that Sonus issued a series of false or misleading statements to the market during the class period that failed to disclose that (i) Sonus had materially overstated its revenue by improperly recognizing revenue on certain customer contracts; (ii) Sonus lacked adequate internal controls and was therefore unable to ascertain its true financial condition; and (iii) as a result of the foregoing, Sonus' financial statements issued during the class period were materially false and misleading. Plaintiffs contend that such statements caused Sonus' stock price to be artificially inflated. The complaints seek unspecified damages on behalf of a purported class of purchasers of Sonus' common stock during the period from April 9, 2003, June 3, 2003 or June 5, 2003 through February 11, 2004. On June 28, 2004, the court consolidated the claims. On August 10, 2004 the court appointed the lead plaintiff, selected the lead counsel and ordered the lead plaintiff to file a consolidated amended complaint by October 12, 2004. The lead plaintiff sought and received from the court an extension to file its consolidated amended complaint to December 1, 2004. Sonus believes that it has substantial legal and factual defenses to the claims, which it intends to pursue vigorously. There is no assurance Sonus will prevail in defending these actions.

        In February 2004, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against Sonus and certain of its officers and directors, naming Sonus as a nominal defendant. Also in February 2004, two-purported shareholder derivative lawsuits were filed in the business litigation session of the superior court of Suffolk County of Massachusetts against Sonus and certain of its directors and officers, also naming Sonus as a nominal defendant. The suits claim that certain of Sonus' officers and directors breached their fiduciary duties to Sonus' stockholders and to the company. The complaints are derivative in nature and do not seek relief from Sonus. However, Sonus has entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to Sonus' obligations under the indemnification agreements and/or applicable Delaware law. On March 22, 2004, Sonus filed a motion to dismiss the state court cases, which the court granted on September 27, 2004 following oral argument. On October 26, 2004, the plaintiffs filed a notice appealing the state court's dismissal of the actions. In the federal actions, on June 28, 2004, the court consolidated and stayed the three actions, and on August 10, 2004, the federal court appointed lead counsel in the consolidated action. On October 12, 2004, the lead counsel for the plaintiff filed a consolidated amended complaint, to which Sonus must respond by November 26, 2004. Sonus believes that it has substantial legal and factual defenses to the federal claims and intends to seek dismissal of those claims based on the decision by the state court. There is no assurance Sonus will prevail in defending these actions.

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

(8)   Stockholders' Equity

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

  (b) 1997 Stock Incentive Plan

        On January 1 of each year, the aggregate number of shares of common stock available for issuance under the 1997 Stock Incentive Plan (Plan) shall increase by the lesser of (i) 5% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of September 30, 2004, 122,854,120 shares were authorized and 37,008,409 shares were available under the Plan for future issuance.

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

  (c) 2000 Employee Stock Purchase Plan

        On January 1 of each year, the aggregate number of shares of common stock available for purchase under the ESPP shall increase by the lesser of (i) 2% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of September 30, 2004, 20,341,648 shares were authorized and 15,650,962 shares were available under the ESPP for future issuance.

  (d) Stock-based Compensation

        Stock-based compensation expenses include the amortization of deferred employee compensation and other equity related expenses.

        In connection with certain employee stock option grants including grants related to the TTI acquisition and the issuance of employee-restricted common stock between 1999 and 2001, Sonus recorded deferred stock-based compensation. This represents the aggregate difference between the exercise price or purchase price and the fair value of the common stock on the date of grant or sale for accounting purposes. The deferred compensation is recognized as an expense over the vesting period of the underlying stock options and restricted common stock based on the accelerated method prescribed by FIN No. 28.

        Sonus recorded stock-based compensation of $91,000 and $1,047,000 for the three months ended September 30, 2004 and 2003 and $606,000 and $2,616,000 for the nine months ended September 30, 2004 and 2003. As of September 30, 2004, Sonus expects to record approximately $48,000 in employee stock-based compensation expense for the remainder of fiscal 2004.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are subject to a number of risks and uncertainties. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and ourselves, and we do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the factors set forth in "Cautionary Statements" in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the unaudited consolidated financial statements and related notes for the periods specified. Further reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2003, as amended by Amendment No. 1 on Form 10-K/A, on file with the SEC.

Overview

        We are a leading supplier of packet voice infrastructure solutions for wireline and wireless service providers. Our products are a new generation of carrier-class switching equipment and software that enable voice services to be delivered over packet-based networks.

        We began shipping product to customers during the fourth quarter of fiscal 1999 and recorded our first revenues of $51.8 million in fiscal 2000, revenues of $128.8 million in fiscal 2001, $93.9 million in fiscal 2002 and $93.2 million in fiscal 2003. Significant declines in capital spending by telecommunications service providers, and financial difficulties, including in some cases bankruptcies, experienced by certain emerging service providers, including some of our customers, caused the reduction in our revenues in 2002. In response to the unfavorable economic conditions, commencing in the third quarter of fiscal 2001 and continuing through fiscal 2002, we implemented restructuring plans designed to reduce expenses and align our cost structure with our revised business outlook. The restructuring plans included worldwide workforce reductions, consolidation of excess facilities and the write-off of excess inventory and purchase commitments. In 2003, the challenging business environment in the telecommunications industry continued to affect the spending by service providers for products such as those we offer.

        In the second half of 2003 and continuing through the first nine months of 2004, there has been a trend towards increased interest and activity in the market for packet-based voice infrastructure products. While it remains uncertain as to the speed and extent of the adoption of carrier packet voice infrastructure products by large carriers, we believe that over time the market opportunity for packet voice solutions is substantial. For the three and nine months ended September 30, 2004, revenues were $46.8 million and $125.7 million, and total deferred revenues were $88.0 million as of September 30, 2004 reflecting continuing improvements in the market for packet-based voice infrastructure products.

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

        Since our inception, we have incurred significant losses and, as of September 30, 2004, had an accumulated deficit of $790.3 million. Although we achieved quarterly profits in each of the first three quarters of fiscal 2004 and the fourth quarter of fiscal 2003, we have not achieved profitability on an annual basis and may incur additional net losses in future quarters and years. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses and, as a result, we will need to generate significant revenues to maintain profitability.

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

        A summary of those accounting policies, significant judgments and estimates that we believe are most critical to fully understanding and evaluating our financial results is set forth below. This summary should be read in conjunction with our unaudited consolidated financial statements and the related notes included elsewhere in this Quarterly Report.

        Revenue Recognition.    We recognize revenues from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility of the related receivable is probable. We defer revenue recognition and related costs when we have future obligations, including a requirement to deliver additional elements which are essential to the functionality of the delivered elements or for which vendor specific objective evidence of fair value (VSOE) does not exist or customer acceptance is required, until those obligations are satisfied. The ordering patterns and sales lead times associated with customer orders may vary significantly from period to period.

        Many of our sales are generated from complex contractual arrangements, which require significant revenue recognition judgments, particularly in the case of multiple element arrangements. When a sale involves multiple elements, such as products, maintenance or professional services, we allocate the entire sales price to each respective element based on VSOE or using the residual method when VSOE cannot be established for one of the delivered elements in the arrangement. We then recognize revenues on each element in accordance with our policies for product or service revenue recognition. We determine VSOE based upon the price charged when the same element is sold separately. If we cannot establish VSOE for each undelivered element, we defer revenue recognition on the entire arrangement until the earlier of the establishment of VSOE or delivery of the undelivered element, which may result in significant variation in our revenues and operating results from quarter to quarter.

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

        Maintenance and support services are recognized ratably over the life of the maintenance and support service period, which typically is one year when the services are sold separately and up to five years when the fees for the services are bundled with the product fees as part of a multiple element arrangement. Maintenance and support services include telephone support and unspecified rights to product upgrades and enhancements. Maintenance and support VSOE represents a consistent percentage of the sales prices charged to customers. The application of judgment could affect the continued determination of maintenance and support VSOE and our ability to recognize revenue using the residual method.

        Installation service revenues are typically recognized at the time of the related product revenue recognition, as installation is typically complete by the time of product revenue recognition. Professional services are recognized as the services are performed.

        We sell the majority of our products directly to end-users. For products sold through resellers and distributors we recognize revenues on a sell-through method utilizing information provided to us from our resellers and distributors.

        We record deferred revenue for product shipped to customers and related services where amounts are billed pursuant to a contractual right and collection is probable, or collected, prior to satisfying the revenue recognition criteria. Deferred revenues include customer deposits and amounts associated with maintenance contracts including maintenance services sold in multiple element arrangements, which are recognized on a straight-line basis over the related service periods. Deferred revenues not expected to be recognized within one year of the balance sheet date are classified as long-term deferred revenues.

        We defer recognition of incremental direct costs, such as cost of revenues, royalties, commissions and third-party installation costs, until satisfaction of the criteria for recognition of the related revenue.

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

          Inventory Reserves.    Inventory purchases and commitments are based upon estimated future demand for our products. We value inventory at the lower of cost or net realizable value and provide inventory reserves based on excess and obsolete inventory determined primarily by future demand forecasts and returns of defective product, and record changes to such reserves through adjustments to cost of revenues. We assess such demand forecasts and return history on at least a quarterly basis. If we record a charge to reduce inventory to its estimated net realizable value, we do not increase its carrying value due to subsequent changes in demand forecasts or product repairs. Accordingly, if inventory previously written down to its net realizable value is subsequently sold, we may realize improved gross profit margins on those transactions.

          We also record a full inventory reserve for evaluation equipment at the time of shipment to our customers as a charge to sales and marketing expense as our experience with this type of inventory indicates it is probable that the inventory value will not be realizable. If these evaluation shipments should convert to revenue, we record a benefit to sales and marketing expenses and record the full cost of revenues in the period of revenue recognition.

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

          Reserve for Litigation and Legal Fees.    We are subject to various legal claims, including securities litigation and intellectual property claims. We reserve for legal contingencies and legal fees when the amounts are probable and reasonably estimable. Our director and officer liability insurance policies provide only limited liability protection relating to the securities class action and derivative lawsuits against us and certain of our officers and directors. In addition, our insurance does not cover fines that may be imposed by the SEC upon us or our directors and officers. We intend to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly higher or lower than the amounts we have previously accrued.

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

        As a result of net operating losses incurred in the past in most jurisdictions in which we operate, and uncertainty as to the extent, jurisdiction and timing of profitability in future periods, we have continued to record a full valuation allowance against deferred tax assets. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax assets would increase net income in the period such determination was made. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss in each jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates including statutory minimum tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

Three and Nine Months Ended September 30, 2004 and 2003

        Revenues.    Revenues for the three and nine months ended September 30, 2004 and 2003 were as follows, in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		As restated		As restated
Revenues:
Product	$36,064	$14,528	$92,896	$26,300
Service	10,698	7,723	32,759	20,526

Total revenues	$46,762	$22,251	$125,655	$46,826

        Product revenues comprise sales of our voice infrastructure products, including our GSX9000™ Open Services Switch, Insignus™ Softswitch, Sonus Insight™ Management System and related product offerings. Product revenues for the three and nine months ended September 30, 2004 increased 148% and 253% from the comparable periods in fiscal 2003. The higher revenues were the result of an increase in the sales of our voice infrastructure products to telecommunications service providers, the recognition of revenues attributable to a significant customer transaction upon the final delivery of the customer commitment in the third quarter of 2004 and the recognition of revenues attributable to a significant customer transaction deferred from the first three quarters of 2003 until the final delivery of software in the fourth quarter of 2003.

        Service revenues primarily comprise hardware and software maintenance, network design, installation and other professional services. Service revenues for the three and nine months ended September 30, 2004 increased 39% and 60% from the comparable periods in fiscal 2003. The increase in service revenues were primarily due to an increase in maintenance revenues as a result of our growing installed customer base and maintenance revenues for a particular customer that had been deferred from prior quarters pending recognition of related product revenues which occurred in the second quarter of 2004.

        For the three months ended September 30, 2004 and 2003, two customers each contributed 10% or more of our revenues, representing an aggregate of 65% and 42% of total revenues. For the nine months ended September 30, 2004 and 2003, five and three customers each contributed more than 10% of our revenues, representing an aggregate of 64% and 49% of total revenues. The following customers contributed 10% or more of our revenues in the three and nine months ended September 30, 2004 and 2003:

	Three months ended September 30,			Nine months ended September 30,
Customer:
	2004	2003		2004	2003
Qwest Communications	27%	*	%	18%	*	%
Global Crossing	38	14		16	18
Verizon Global Networks	*	28		10	21
Softbank Broadband Corporation	*	*		10	*
AT&T Wireless Services	*	*		10	*
Nissho Electronics Corporation	*	*		*	10

*
Less than 10%.

        International revenues, primarily from Asia and Europe, were 6% and 37% of revenues for the three months ended September 30, 2004 and 2003. International revenues, primarily from Asia and Europe, were 15% and 33% of revenues for the nine months ended September 30, 2004 and 2003. International revenues decreased due to uneven ordering patterns of our international customers and the particular revenue recognition criteria associated with each customer's arrangement related to the timing of delivery of all elements of the contractual arrangement, or the establishment of VSOE for undelivered elements. We expect that international revenues will remain uneven as a percentage of revenue in any particular quarter.

        Our deferred revenue balance may fluctuate for various reasons including the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multi-element arrangements.

        Cost of Revenues/Gross Profit.    Cost of revenues consists primarily of amounts paid to third-party manufacturers for purchased materials and services, manufacturing and professional services personnel and related costs and inventory obsolescence. Cost of revenues and gross profit as a percentage of revenues for the three and nine months ended September 30, 2004 and 2003 were as follows (in thousands, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Cost of revenues:
Product	$6,296	$5,382	$24,151	$10,816
Service	4,173	3,874	12,659	9,798

Total cost of revenues	$10,469	$9,256	$36,810	$20,614

Gross profit (% of respective revenues):
Product	83%	63%	74%	59%
Service	61	50	61	52
Total gross profit	78%	58%	71%	56%

        The increases in product gross profit as a percentage of product revenues for both the three and nine months ended September 30, 2004 as compared to the same period in 2003 were primarily due to a greater proportion of revenues from higher margin products as well as the benefit resulting from the sale of inventory previously written down of $915,000 and $2,233,000 for these respective periods. In the fourth quarter of 2004, we expect that our gross margin percentage will be lower than the gross margin percentage realized in the first three quarters of 2004, based on the product mix expected in the fourth quarter. We expect that over time our product and customer mix, will result in gross margins consistent with our long-term financial model of 58-62%. The increases in service gross profit as a percentage of service revenues were primarily due to the higher volume of service revenues and a greater mix of higher margin professional and installation services. Our service cost of revenues is relatively fixed in advance of any particular quarter.

        Our gross profit as a percentage of total revenues in a particular quarter is highly variable due to many factors including our product and customer mix, and increases or decreases to our inventory reserves. Gross profit may also be affected by the following factors: demand for our products and services; new product introductions and enhancements both by us and by our competitors; product service and support costs associated with initial deployment of our products in customers' networks; changes in our pricing policies and those of our competitors; write-off of any excess, obsolete or returned inventory; unfavorable warranty experience; the mix of product configurations sold; geographic mix; the mix of sales channels through which our products and services are sold; the timing of revenue recognition; the subsequent sales of inventory previously reserved; the volume of manufacturing; and costs of manufacturing and components.

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel costs and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $9.0 million for the three months ended September 30, 2004, an increase of $939,000, or 12%, from $8.0 million for the same period in fiscal 2003. Research and development expenses were $26.8 million for the nine months ended September 30, 2004, an increase of $2.6 million, or 11%, from $24.2 million for the same period in fiscal 2003. These increases primarily reflect an increase in salaries and related expenses associated with increased headcount, partially offset by a reduction in depreciation expense associated with fully depreciated assets and a reduction in overhead allocations. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success and we intend to continue to make substantial investments to enhance our products and technologies to meet the requirements of our customers and market. We believe that our research and development expenses for the fourth quarter of fiscal 2004 will increase modestly from the third quarter of fiscal 2004 primarily as a result of an increase in salary and related expenses associated with increased headcount and higher prototype costs related to product development. These additional research and development investments are directed primarily toward the growth of our access, wireless and international businesses.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses were $10.5 million for the three months ended September 30, 2004, an increase of $2.8 million, or 36%, from $7.7 million for the same period in fiscal 2003. Sales and marketing expenses were $26.0 million for the nine months ended September 30, 2004, an increase of $9.8 million, or 61%, from $16.2 million for the same period in fiscal 2003. These increases are due primarily to increases in salaries associated with increased headcount, increases in commissions due to higher revenues and shipments of evaluation equipment to potential customers.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses were $6.6 million for the three months ended September 30, 2004, an increase of $5.8 million, or 688%, from $842,000 for the same period in fiscal 2003. General and administrative expenses were $17.2 million for the nine months ended September 30, 2004, an increase of $13.1 million, or 316%, from $4.1 million for the same period in fiscal 2003. These increases primarily reflect the professional fees incurred as part of our investigation, audit and improvements in internal controls, an increase in directors and officers insurance costs and, to a lesser extent, increases in salaries and related expenses associated with increased headcount, partially offset by reductions in depreciation expense due to fully depreciated assets and an increase in overhead allocations. Each of the next two quarters will include $1.7 million and the second quarter of 2005 will include $1.1 million in director and officer liability insurance expense, which was prepaid for in the second quarter of fiscal 2004. We believe that our general and administrative expenses for the fourth quarter of fiscal 2004 will remain generally consistent with the third quarter of fiscal 2004 due to costs associated with improvements we are making in our internal control environment to address material weaknesses and to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and costs associated with an increase in the renewal premium for our directors and officers insurance, partially offset by lower expenditures for professional fees.

        Stock-based Compensation Expenses.    Stock-based compensation expenses include the amortization of stock compensation charges resulting from the granting of stock options, including those TTI stock options assumed by us, stock awards to TTI employees under the 2000 Retention Plan and the sales of restricted common stock. Stock-based compensation expenses were $91,000 for the three months ended September 30, 2004, a decrease of $956,000, or 91%, from $1.0 million for the same period in fiscal 2003. Stock-based compensation expenses were $606,000 for the nine months ended September 30, 2004, a decrease of $2.0 million, or 77%, from $2.6 million for the same period in fiscal 2003. The decreases are primarily due to lowered deferred compensation balances resulting from our policy of accelerating amortization of deferred compensation under FIN No. 28. We expect to record approximately $48,000 in employee stock-based compensation expense in the fourth quarter of fiscal 2004.

        Amortization of Purchased Intangible Assets.    In fiscal 2001, we acquired certain intellectual property and other intangible assets, as well as in-process research and development in connection with our acquisitions of TTI and Linguateq. Amortization of purchased intangible assets was approximately $600,000 for both the three months ended September 30, 2004 and 2003. Amortization of purchased intangible assets was approximately $1.8 million for both the nine months ended September 30, 2004 and 2003. We expect that the remaining amount of purchased intangible assets $601,000 will be fully amortized in the fourth quarter of fiscal 2004.

        Interest Income, net.    Interest income consists of interest earned on our cash equivalent balances, marketable securities and long-term investments. Interest expense consists of interest incurred on a convertible subordinated note and capital lease arrangements. Interest income, net of interest expense, was $1.0 million for the three months ended September 2004, as compared to $268,000 for the same period in fiscal 2003. Interest income, net of interest expense, was $2.4 million for the nine months ended September 30, 2004, as compared to $832,000 for the same period in fiscal 2003. These increases primarily reflect the benefit of the increase in our marketable securities balances from the proceeds from our public offerings of common stock in April and September of 2003.

        Income Taxes.    Provisions for income taxes in the amounts of $214,000 and $598,000 have been recorded for the three and nine months ended September 30, 2004, which are primarily attributable to foreign income taxes and state and federal minimum income taxes in the U.S. Our effective tax rate reflects the use of net operating loss carryforwards which reduce current taxable income.

Off-balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

        At September 30, 2004, our principal sources of liquidity were our cash, cash equivalents, marketable securities and long-term investments that totaled $299.9 million. In September 2003, we completed a public offering of 17,000,000 shares of our common stock at a price of $7.75 per share resulting in net proceeds of $126.1 million after deducting offering costs of $5.7 million. In April 2003, we completed a public offering of 20,000,000 shares of our common stock at a price of $3.05 per share, resulting in net proceeds of $56.7 million after deducting offering costs of $4.3 million.

        Our net cashed used in operating activities was $2.3 million for the nine months ended September 30, 2004, as compared to net cash provided by operating activities of $92,000 for the same period in fiscal 2003. The increase in cash used by operating activities was primarily due to an increase in accounts receivable, inventory and other current assets and a decrease in accrued expenses as of September 30, 2004, partially offset by our improved results of operations and an increase in our accounts payable and deferred revenues. These changes generally relate to increases in our business activity in 2004. The increase in other current assets includes the renewal premium for our directors and officers liability insurance in June 2004 in the amount of $6.8 million, offset by amortization of $2.3 million. Other changes in our working capital are generally the result of increases in our business activity.

        Net cash used in investing activities was $17.3 million for the nine months ended September 30, 2004, as compared to net cash provided by investing activities of $12.1 million for the same period in fiscal 2003. Net cash used in investing activities for the nine months ended September 30, 2004 primarily reflects net purchases of marketable securities and long-term investments of $11.4 million and capital expenditures of $6.3 million. Net cash provided by investing activities for the nine months ended September 30, 2003 primarily reflects net maturities of marketable securities of $15.0 million, offset by capital expenditures of $3.0 million. We have no current material commitments for capital expenditures but do expect to incur approximately $7.0 to $10.0 million in capital expenditures during the next twelve months.

        Net cash provided by financing activities was $2.7 million for the nine months ended September 30, 2004, as compared to $185.6 million for the same period in fiscal 2003. The net cash provided by financing activities for the nine months ended September 30, 2004 primarily resulted from the sale of common stock in connection with our employee stock purchase plan and proceeds from exercise of stock options, partially offset by payments on our long-term liabilities. The net cash provided by financing activities for the nine months ended September 30, 2003 primarily resulted from the public offerings of common stock completed in April and September 2003.

        The following summarizes our future contractual obligations as of September 30, 2004, in thousands:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years
Long-term debt obligations	$10,950	$475	$10,475	$—
Capital lease obligations	61	61	—	—
Operating lease obligations	2,693	1,106	1,322	265

Total	$13,704	$1,642	$11,797	$265

        Based on our past performance and current expectations, we believe our current cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. Although it is difficult to predict future liquidity requirements with certainty, including changes in working capital, the rate at which we will consume cash will be dependent on the cash needs of future operations which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements or SEC fines. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to improve our controls environment and for other general corporate activities, as well as to vigorously defend against existing and potential investigations and litigation and resolve pending or potential investigations relating to the restatement of our consolidated financial statements. See "Part II—Item 1. Legal Proceedings."

Recent Accounting Pronouncements

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities and, in December 2003, issued a revision to that interpretation (FIN No. 46R). FIN No. 46R replaces FIN No. 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (VIE) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN No. 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. We currently do not have any variable interest entities.

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

        In December 2003, the staff of the SEC issued SAB No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104's primary purpose is to rescind the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB No. 104 rescinds the SEC's related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, which was effective upon issuance. We adopted the provisions of SAB No. 104 in the fourth quarter of 2003. Our adoption of SAB No. 104 did not have a material effect on our financial position or results of operations.

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

        Management has concluded that our controls and procedures had material weaknesses as of September 30, 2004. We have commenced the design and implementation of new and enhanced controls and procedures to address those material weaknesses. Our inability to remedy such material weaknesses, or any other material weaknesses that may be identified through the assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002, promptly and effectively could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. While we are completing the design and implementation of our controls environment, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reporting.

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

Our assessment of the effectiveness of our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley may identify additional material weaknesses and may result in an attestation with an adverse or disclaimed opinion from our auditors, each of which may adversely affect the trading price of our common stock.

        Pursuant to rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include in our future Form 10-K filings, beginning with our Form 10-K for 2004, a report by our management on our internal control over financial reporting, along with a report by our independent auditors attesting as to management's internal control report. We have undertaken a program, deploying internal and external resources, to document, test and assess the effectiveness of our internal control over financial reporting, but there can be no assurance that we will complete our documentation, testing and assessment by the filing date for our 2004 Form 10-K. We are focusing our efforts on those control processes that are most significant to our business and financial reporting. There can be no assurance, however, that there will be sufficient time and resources available before the filing date for our 2004 Form 10-K for our auditors and us to complete the assessment and testing of all of our key business processes, consistent with the Committee of Sponsoring Organization Standards. We are subject to the internal control report rules for the first time in fiscal 2004 and, therefore, have no experience predicting the time required to comply with their requirements. We anticipate that our internal control assessment will, at a minimum, confirm the material weaknesses that we previously have disclosed in our SEC periodic reports. The assessment also may identify additional material weaknesses. Consequently, our work may result in an attestation with an adverse, or a disclaimer of an, opinion from our independent auditors as to the adequacy of our internal control over financial reporting. Each of these consequences of our Section 404 assessment may have an adverse effect on investor perceptions of Sonus and cause a decline in the market price of our common stock.

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

        Our director and officer liability insurance policies provide only limited liability protection relating to the securities class action and derivative lawsuits against us and certain of our officers and directors. If these policies do not adequately cover expenses and certain liabilities relating to these lawsuits, our financial condition could be materially harmed. In addition, our insurance does not cover fines that may be imposed by the SEC upon us or our directors and officers. The facts underlying the lawsuits and SEC investigation have made director and officer liability insurance extremely expensive for us, and may make this insurance coverage unavailable for us in the future. Increased premiums could materially harm our financial results in future periods. The inability to obtain this coverage due to its unavailability or prohibitively expensive premiums would make it more difficult to retain and attract officers and directors and expose us to potentially self-funding any potential future liabilities ordinarily mitigated by director and officer liability insurance.

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

        If we are unable to remain current in our financial filings, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans), or pursuant to certain "private placement" rules of the SEC under Regulation D to any purchasers not qualifying as "accredited investors." In addition, our affiliates will not be able to sell our securities pursuant to Rule 144 under the Securities Act. Finally, we will not be eligible to use a "short form" registration statement on Form S-3 for a period of 12 months after the time we become current in our filings. These restrictions may impair our ability to raise funds in the public markets should we desire to do so, and to attract and retain key employees.

Our common stock may be delisted from the NASDAQ National Market and transferred to the National Quotation Service Bureau ("Pink Sheets"), which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

        NASDAQ has notified us that we must timely file, without regard to any applicable 12b-25 extension period, all periodic reports with the SEC and NASDAQ for all reporting periods ending on or before September 30, 2005. If we fail to keep current in our SEC filings, our common stock may be delisted from the NASDAQ National Market and subsequently would trade on the Pink Sheets. The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock on the Pink Sheets will materially adversely affect our access to the capital markets, and the limited liquidity and potentially reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Stocks that trade on the Pink Sheets are no longer eligible for margin loans, and a company trading on the Pink Sheets cannot avail itself of federal preemption of state securities or "blue sky" laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. If we are delisted from the NASDAQ National Market and transferred to the Pink Sheets, there may also be other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

Our business has been adversely affected by developments in the telecommunications industry and these developments may continue to affect our revenues and operating results.

        From our inception through the year 2000, the telecommunications market experienced rapid growth spurred by a number of factors, including deregulation in the industry, entry of a large number of new emerging service providers, growth in data traffic and the availability of significant capital from the financial markets. Commencing in 2001 and continuing through 2004, the telecommunications industry experienced a reversal of some of these trends, marked by dramatic reductions in capital expenditures, financial difficulties, and, in some cases, bankruptcies experienced by service providers. These conditions caused a substantial, unexpected reduction in demand for telecommunications equipment, including our products.

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

        To date, we have shipped our products to a limited number of customers. We expect that in the foreseeable future, the majority of our revenues will continue to depend on sales of our products to a limited number of customers. Five customers each contributed more than 10% of our revenues for the first nine months of fiscal 2004, which represented an aggregate of 64% of total revenues. Four and one customer(s) each contributed more than 10% of our revenues for fiscal 2003 and 2002, which represented an aggregate 57% and 42% of total revenues. Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by:

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

        International revenues, primarily attributable to Asia and Europe, were approximately $18.8 million for the nine months ended September 30, 2004 and we intend to expand our sales into international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues. We have limited experience marketing, distributing and supporting our products internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including:

  •
  greater difficulty collecting accounts receivable and longer collection periods;

  •
  difficulties and costs of staffing and managing international operations;

  •
  the impact of differing technical standards outside the United States;

  •
  the impact of recessions in economies outside the United States;

  •
  unexpected or significant changes in regulatory requirements and currency exchange rates;

  •
  certification requirements;

  •
  reduced protection for intellectual property rights in some countries;

  •
  potentially adverse tax consequences; and

  •
  political and economic instability.

We may not remain profitable.

        We have incurred significant losses since inception and, as of September 30, 2004, had an accumulated deficit of $790.3 million. While we were profitable in the first three quarters of 2004 and the fourth quarter of 2003, we have not achieved profitability on an annual basis and may incur additional net losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

The variability and unpredictability of our quarterly results may adversely affect the trading price of our common stock.

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

        Since April 2004, we have made significant changes in our senior management team. We have hired a President and Chief Operating Officer, Chief Marketing Officer and General Manager of

Europe, Middle East and Africa and a new Vice President of Finance, Corporate Controller and Chief Accounting Officer. We presently are in the process of recruiting a new Chief Financial Officer. Because of these changes in our senior management, our management team may not be able to work together effectively to successfully develop and implement our business strategies and financial operations. In addition, management will need to devote significant attention and resources to preserve and strengthen relationships with employees, customers and the investor community. If our new management team is unable to achieve these goals, our ability to grow our business and successfully meet operational challenges could be impaired.

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

Item 4: Controls and Procedures

        Our current management, with the participation of our principal executive officer and co-principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 240.15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2004, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. As noted below, we have identified material weaknesses in our internal controls and procedures, as they existed as of September 30, 2004.

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

        Based on the evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2004, which included an evaluation of the effectiveness of our disclosure controls and procedures applicable to the periods covered by the filing of this periodic report, and subject to the information set forth in this Item 4, our principal executive officer and co-principal financial officers have concluded that our disclosure controls and procedures were inadequate, as further described in this Item 4. We have commenced the design and implementation of new and enhanced controls and procedures to address these material weaknesses. While we are continuing the design and implementation of our controls environment, there remains risk that the transitional controls, described below, on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations.

        During the fiscal quarter ended September 30, 2004, we have made changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 240.13a-15(f) and 240.15d-15(f) of the Exchange Act). These measures include the following:

  •
  We have hired a Director of Internal Audit as well as other personnel into our finance and accounting organization who have expertise in financial controls and reporting, to improve the overall quality and level of experience in our finance and accounting organization.

  •
  We established a cross-functional bids and proposals group to add structure to our approach to major customer engagements.

  •
  We have implemented an automated procurement tool, which routes purchasing requests to appropriate levels of management for authorization and assists in proper segregation of duties.

  •
  We have enhanced our quarterly close process to include detailed analysis in support of the financial accounts, and improved supervision over the process.

  •
  We have enhanced our review and documentation of accounting estimates, including the preparation of memoranda to support such estimates each quarter.

  •
  We have initiated quarterly business reviews of all functional areas, which include detailed financial reviews.

  •
  We have deployed significant internal and external resources directed at documenting and testing our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley.

  •
  We have further enhanced our quarterly financial review process to include formal planning meetings in addition to formal closing meetings, which are chaired each quarter by the chief accounting officer and attended by a cross-section of senior financial management.

  •
  We have made additional changes to our cash receipts recording processes.

  •
  We have conducted additional training of our sales and marketing organizations regarding revenue recognition rules and best practices.

  •
  We have continued implementing steps, including changes to our processes and systems, to improve the information flow among the various departments that have a role in the determination of proper revenue recognition.

  •
  We have continued to make further changes, as appropriate, in our finance and accounting organization to create clearer segregation of responsibilities and supervision, and to increase the level of technical accounting expertise including the use of outside accounting experts.

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

  •
  We are implementing an internal audit function.

  •
  We are implementing processes to improve communication among our various functional groups, which include sales, manufacturing, customer support, engineering, accounting, and legal, during the contract negotiation, implementation and fulfillment phases.

        We continue to plan to take additional steps to strengthen our internal controls and to enhance our reporting processes including addressing items that may be identified through our internal controls assessment under Section 404 of the Sarbanes-Oxley Act of 2002.

        Based on the changes and improvements made since January 1, 2004, our management, including our principal executive officer and co-principal financial officers, believes that as of the date of this filing, our disclosure controls and procedures (1) were designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our principal executive officer and co-principal financial officers by others within those entities, and (2) are not yet effective but have improved since June 30, 2004 given the changes discussed above affecting internal control over financial reporting implemented during the fiscal quarter ended September 30, 2004 and through the date of this report in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. We currently are designing and implementing a new controls environment to address the material weaknesses described above. While this design and implementation phase is underway, we are relying on extensive manual procedures, including regular reviews and the significant utilization of outside accounting professionals, to assist us with meeting the objectives otherwise fulfilled by an effective controls environment. We expect to establish and implement a system and policy-based set of controls. While we are undertaking the design and implementation of our controls environment, there remains risk that the transitional controls on which we are currently relying will fail to be sufficiently effective. We also note, however, that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must include an assessment of the costs and related risks associated with the control and the purpose for which it was intended. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material.

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

PART II—OTHER INFORMATION

Item 1: Legal Proceedings

        In November 2001, a purchaser of our common stock filed a complaint in the federal district court for the Southern District of New York against us, two of our officers and the lead underwriters alleging violations of the federal securities laws in connection with our initial public offering (IPO) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased our common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that our registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against us are asserted under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against us, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, we, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against the individual defendants, including those of our officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including us, but denied the remainder of the motion as to the defendants. In June 2003, a special committee of our Board of Directors authorized us to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. The settlement is subject to approval by the court. It remains uncertain whether and when the settlement will become final. We do not expect that the settlement would have a material impact on our business or financial results.

        Beginning in July 2002, several purchasers of our common stock filed complaints in federal district court for the District of Massachusetts against us, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (Class Action Complaints). The purchasers seek to represent a class of persons who purchased our common stock between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that we made false and misleading statements about its products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, we filed a motion to dismiss the Consolidated Amended Complaint on various grounds. On May 11, 2004, the court held oral argument on the motion, at the conclusion of which the court denied our motion to dismiss. The plaintiffs filed a motion for class certification on July 30, 2004, and we filed our opposition on September 10, 2004, to which the plaintiffs replied on September 30, 2004. A hearing on the motion for class certification is scheduled for December 2, 2004. We believe the claims in the Consolidated Amended Complaint are without merit and that we have substantial legal and factual defenses, which we intend to pursue vigorously. There is no assurance we will prevail in defending these actions.

        Beginning in February 2004, a number of purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts against us and certain of our current officers and directors. The complaints assert claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, relating to our announcement that it had identified issues, practices and actions of certain employees relating to both the timing of revenue recognized from certain customer transactions and other financial statement accounts, which could affect its 2003 financial statement accounts and possibly financial statements for prior periods. Specifically, these actions allege that we issued a series of false or misleading statements to the market during the class period that failed to disclose that (i) we had materially overstated our revenue by improperly recognizing revenue on certain customer contracts; (ii) we lacked adequate internal controls and were therefore unable to ascertain our true financial condition; and (iii) as a result of the foregoing, our financial statements issued during the class period were materially false and misleading. Plaintiffs contend that such statements caused our stock price to be artificially inflated. The complaints seek unspecified damages on behalf of a purported class of purchasers of our common stock during the period from April 9, 2003, June 3, 2003 or June 5, 2003 through February 11, 2004. On June 28, 2004, the court consolidated the claims. On August 10, 2004 the court appointed the lead plaintiff, selected the lead counsel and ordered the lead plaintiff to file a consolidated amended complaint by October 12, 2004. The plaintiff sought and received from the court an extension to file its consolidated amended complaint to December 1, 2004. We believe that we have substantial legal and factual defenses to the claims, which we intend to pursue vigorously. There is no assurance we will prevail in defending these actions.

        In February 2004, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against us and certain of our officers and directors, naming us as a nominal defendant. Also in February 2004, two purported shareholder derivative lawsuits were filed in the business litigation session of the superior court of Suffolk County of Massachusetts against us and certain of our directors and officers, also naming us as a nominal defendant. The suits claim that certain of our officers and directors breached their fiduciary duties to our stockholders and to the company. The complaints are derivative in nature and do not seek relief from us. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements and/or applicable Delaware law. On March 22, 2004, we filed a motion to dismiss the state court cases, which the court granted on September 27, 2004 following oral argument. On October 26, 2004, the plaintiffs filed a notice appealing the state court's dismissal of the actions. In the federal actions, on June 28, 2004, the court consolidated and stayed the three actions, and on August 10, 2004, the federal court appointed lead counsel in the consolidated action. On October 12, 2004, the plaintiff's lead counsel filed a consolidated amended complaint, to which Sonus must respond by November 26, 2004. We believe that we have substantial legal and factual defenses to the federal claims and intend to seek dismissal of those claims based on the decision by the state court. There is no assurance we will prevail in defending these actions.

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

Item 6: Exhibits

  (a)
  Exhibits:

Exhibit Number	Description
10.1	Summary of 2004 Executive Bonus Plan.
31.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Sonus Networks, Inc. Chief Operating Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.3	Certification of Sonus Networks, Inc. Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Sonus Networks, Inc. Chief Operating Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.3	Certification of Sonus Networks, Inc. Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2004	SONUS NETWORKS, INC.
	By:	/s/ BRADLEY T. MILLER Bradley T. Miller Vice President of Finance, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer and Co-Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Summary of 2004 Executive Bonus Plan.
31.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Sonus Networks, Inc. Chief Operating Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.3	Certification of Sonus Networks, Inc. Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Sonus Networks, Inc. Chief Operating Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.3	Certification of Sonus Networks, Inc. Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.