Form 10-K
period 2004-12-31
SONUS NETWORKS INC
filed 2005-03-15
CIK 1105472

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

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
Common stock, $0.001 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

        The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $845,000,000 based on the closing price for the Common Stock on the NASDAQ National Market on June 30, 2004. As of February 28, 2005, there were 248,066,762 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required in Part III of this report is incorporated by reference to specified portions of the Registrant's definitive Proxy Statement to be issued in conjunction with the Registrant's 2005 Annual Meeting of Shareholders, which is expected to be filed not later than 120 days after the Registrant's fiscal year ended December 31, 2004.

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

        We have been recognized by three market research firms as the worldwide market share leader in several key segments of the carrier-class packet voice infrastructure equipment market. Our announced customers include many of the world's major service providers: Alestra (Mexico), America Online, AT&T, AT&T Wireless Services/Cingular, BellSouth Corporation, China Netcom, Epana Networks, Fusion Communications (Japan), Global Crossing, IDT Corp., Interoute, Level 3 Communications, NetVision (Israel), NTT Communications, Nuvox Communications, Qwest Communications, SOFTBANK BB, Time Warner Telecom, T-Systems International (a division of Deutsche Telekom Group), USA Datanet, Verizon Communications, Volo Communications, WebEx Communications and XO Communications. We sell our products principally through a direct sales force. We have expanded our access to new geographies and into new markets through distributors and resellers, including China Putian, Marconi, Motorola and Samsung. We also collaborate with our customers to identify and develop new advanced services and applications that they can offer to their customers.

        In 2004, the challenging business environment in the telecommunications industry continued to affect the spending by service providers for products such as those we offer. While it remains uncertain as to the speed and extent of the adoption of carrier packet voice infrastructure products by large carriers, we believe that over time the market opportunity for packet voice solutions is substantial. Synergy Research Group projects that the market for service provider voice over Internet protocol equipment and software will grow to approximately $2.7 billion in 2006. Our objective is to capitalize on our early technology and market lead and build the premier franchise in voice infrastructure solutions for the new public network. The following are key elements of our strategy:

  •
  leverage our technology leadership to achieve key service provider design wins;

  •
  continue to extend our technology platform from the core of the network to the access edge;

  •
  support the convergence of wireline and wireless all IP networks;

  •
  expand and broaden our customer base by targeting specific market segments including network border switching;

  •
  expand our global sales, marketing, support and distribution capabilities;

  •
  grow our base of software applications and development partners;

  •
  actively contribute to the standards definition and adoption process; and

  •
  pursue strategic acquisitions and alliances.

        Financial information about our segments and geographic areas from which we derive revenues is provided in Notes 1(d) and 1(p) to our consolidated financial statements.

Industry Background

        The public telephone network is an integral part of our everyday lives. For most of its 100-year history, the telephone industry has been heavily regulated, which has slowed the evolution of its underlying circuit-switching technologies and limited innovation in service offerings and the pricing of telephone services. Two global forces—deregulation and the expansion of the Internet—have revolutionized the public telephone network worldwide.

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

        Simultaneously, the rapid adoption of the Internet and broadband connectivity is driving dramatic growth of data traffic. Today, a significant portion of this data traffic is carried over the traditional circuit-switched telephone network. However, the circuit-switched network, designed for voice traffic and built long before the advent of the Internet, is not suited to efficiently transport data traffic. In a circuit-switched network, a dedicated path, or circuit, is established for each call, reserving a fixed amount of capacity or bandwidth in each direction. The dedicated circuit is maintained for the duration of the call across all of the circuit switches spanning the path from origination to the destination of the call, even when no traffic is being sent. As a result, a circuit-switched architecture is highly inefficient for Internet applications, which tend to create large bursts of data traffic followed by long periods of silence.

        In contrast, a packet network divides traffic into distinct units called packets and routes each packet independently. By combining traffic from users with differing capacity demands at different times, packet networks more efficiently fill available network bandwidth with packets of data from many users, thereby reducing the bandwidth wasted due to silence from any single user. The volume of data traffic continues to increase as broadband and the number of connected users grows, driving service providers to build large-scale, more efficient packet networks.

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

The need for, and benefits of, combining voice and data networks

        We believe significant opportunities exist in uniting these separate, parallel networks into a new integrated public network capable of transporting both voice and data traffic. Enormous potential savings can be realized by eliminating redundant or overlapping equipment purchases and reducing network operating costs. Also, combining traditional voice services with Internet or Web-based services in a single network is expected to enable new and powerful high-margin, revenue-generating service offerings such as voice virtual private networks (voice VPNs), one-number/follow-me services, unified messaging, conferencing, prepaid and postpaid card services and sophisticated call centers and other IP centrex services.

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

        The public telephone network is large, highly complex and generates significant revenues, a substantial majority of which is derived from voice services. Given service providers' substantial investment in, and dependence upon, traditional circuit-switched technology, their transition to the new public network will be gradual.

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

        Compatibility with standards and existing infrastructure.    New infrastructure equipment and software must support the full range of telephone network standards, including signaling protocols such as SS7 or ISDN and international signaling variants, and various physical interfaces such as T1 and E1. It must also support data networking protocols such as Internet protocol, or IP, and asynchronous transfer mode, or ATM, as well as telephony protocols such as SIP, SIP-T, MGCP, Megaco (H.248) and H.323. Infrastructure solutions must also seamlessly integrate with service providers' existing operations support systems.

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

        Intelligent software in an open and flexible platform.    The architecture of packet voice infrastructure solutions decouples the capabilities of traditional circuit-switching equipment into robust hardware elements and highly intelligent software platforms that provide control, signaling and service creation capabilities. This approach is designed to transform the closed, proprietary circuit-switched public telephone network into a flexible, open environment accessible to a wide range of software developers. The objective is to permit service providers and third-party vendors to develop and implement new applications independent of switch vendors. Moreover, the proliferation of independent software providers promises to drive the creation of innovative voice and data services that could expand service provider revenues.

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

        Leverage our technology leadership to achieve key service provider design wins.    As the first company to provide voice infrastructure products for the new public network, we have achieved key design wins with market-leading service providers as they develop the architecture for their new voice networks. We expect service providers to select vendors that provide leading technology and the ability to maintain that technology leadership. Our equipment is an integral part of the network architecture and achieving design wins will enable us to expand our business as these networks are deployed. We have been awarded projects by major service providers, including Alestra (Mexico), America Online, AT&T, AT&T Wireless Services/Cingular, BellSouth Corporation, China Netcom, Fusion Communications (Japan), Global Crossing, IDT Corp., Interoute, Level 3 Communications, NetVision (Israel), NTT Communications, Qwest Communications, SOFTBANK BB, Time Warner Telecom, T-Systems International (a division of Deutsche Telekom Group), Verizon Communications, Volo Communications, WebEx Communications and XO Communications. Furthermore, by working closely with our customers as they deploy these networks, we gain valuable knowledge regarding their requirements, positioning us to continue to develop product enhancements and extensions that address evolving service provider needs.

        Continue to extend our technology platform from the core of the network to the access edge.    Our robust and sophisticated technology platform has been designed to operate at the heart of the largest networks in the world. From this fundamental position in the trunking infrastructure, we are extending our reach by moving outward to the access segments of the network. We support multiple carrier applications in a single platform. These applications include long distance/international calling, tandem switching, network border switching, Internet call diversion, business PBX access, residential access, H.323 termination, direct voice over broadband and enhanced services. This approach will allow our customers to design and execute a coordinated migration and expansion strategy as they build entirely new networks or transition from their legacy circuit-switched infrastructure. We have deployed our ASX Access Server to provide full-featured access functionality with Qwest Communications, AT&T and NTT Communications.

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

        Expand our solutions to address emerging IP-based markets, such as network border switching.    Carriers are increasingly finding that they need to interconnect with other carriers using IP rather than circuit-switched technology. To address this emerging need, we deliver a comprehensive network border switching solution that offers control over interconnection, while reducing cost and complexity. Our network border switching solution supports a full range of IP signaling protocols including SIP, SIP-T and H.323 as well as fax interworking and codecs standards. We have deployed our network border switching solution in several large service provider networks.

        Expand our global sales, marketing, support and distribution capabilities.    Becoming the primary supplier of carrier packet voice infrastructure solutions will require a strong worldwide presence. We are broadening our sales, marketing, support and distribution capabilities to address this need. We have established offices throughout the United States, in China, India, Japan, Malaysia, Singapore, Germany and France, and in the United Kingdom. In addition, we have augmented our global direct sales effort with international distribution partners, including China Putian, Marconi, Motorola and Samsung. As a carrier-class solution provider, we are making a significant investment in professional services and customer support.

        Grow our base of software applications and development partners.    We have established and promote a partner program, the Open Services Partner Alliance, or OSPA, which brings together a broad range of development partners to provide our customers with a variety of advanced services, application options and interoperability testing. Our OSPA partners include application developers such as Pactolus Communication Software, Sylantro Systems, IP Unity, BayPackets, BroadSoft, and infrastructure suppliers such as Juniper Networks and Riverstone Networks.

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

  •
  network border switching.

        The Insignus Softswitch functions can be deployed on the same or separate platforms, and can be configured in either a centralized or distributed manner, based on a service provider's network requirements. This high level of flexibility allows service providers precisely to allocate functionality and processing performance, avoiding the cost of unused resources. Service providers can also deploy additional Insignus modules as their requirements change. For instance, a service provider deploying the functions for a long distance application might require only service selection routing and SS7 connectivity. As the service provider moves into the local market, it can add line-side endpoint control to deliver access services on the same platform. The Insignus Softswitch can scale from the smallest single point of presence to the largest global networks.

        The ASX Access Server in an integral module in the Insignus Softswitch, providing full-featured access functionality that extends our architecture to the network edge. The ASX is a flexible call agent that handles the call setup and feature signaling for access solutions. The ASX supports packet connectivity to a variety of Integrated Access Devices (IADs), gateways, next-generation Digital Loop Carriers (DLCs) and IP endpoints. The ASX enables a multitude of applications including residential access, cable access and business services such as Centrex and VPNs. The ASX also enables new features available only on packet-based networks such as unified messaging, multi-media conferencing and desktop integration capabilities.

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
  IP centrex and hosted PBX services;

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

        We have technical assistance centers in Chelmsford, Massachusetts and in the United Kingdom and are establishing a new technical assistance center in Japan. The technical assistance centers provide customers with around-the-clock technical support, as well as periodic updates to our software and product documentation. In addition, we have a global service alliance with ADC to support Sonus VoIP deployments. We offer our customers a variety of service plans.

        A key differentiator of our support activities is our professional services group, many members of which hold advanced technical degrees in electrical engineering or related disciplines. We offer a broad range of professional services, including sophisticated network deployment, assistance with logistics and project management support. We also maintain a customer support laboratory in which customers can test the utility of our products for their specific applications and in which they can gain an understanding of the applications enabled by the converged network. Our approach to professional services is designed to ensure that our products are integrated into our customers' networks to meet their specific needs and that these customers realize the maximum value from their networking technology investments. As of December 31, 2004, our customer support and professional services organization consisted of 138 employees.

Customers

        Our target customer base includes long distance carriers, local exchange carriers, ISPs, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers. We have shipped products to customers including: Alestra (Mexico), America Online, AT&T, AT&T Wireless Services/Cingular, BellSouth Corporation, China Netcom, Epana Networks, Fusion Communications (Japan), Global Crossing, IDT Corp., Interoute, Level 3 Communications, NetVision (Israel), NTT Communications, Nuvox Communications, Qwest Communications, SOFTBANK BB, Time Warner Telecom, T-Systems International (a division of Deutsche Telekom

Group), USA Datanet, Verizon Communications, Volo Communications, WebEx Communications and XO Communications. For the year ended December 31, 2004, Qwest Communications and Global Crossing contributed 17% and 12% of our revenues. For the year ended December 31, 2003, Qwest Communications, Verizon Global Networks, AT&T Wireless Services and Global Crossing contributed 18%, 15%, 13% and 11% of our revenues. For the year ended December 31, 2002, Qwest Communications contributed 42% of our revenues. As a result of the current challenging business environment in the telecommunications industry, many service providers, including some of our customers, have experienced financial difficulties, and some are in the process of restructuring their businesses or have filed or recently emerged from bankruptcy; while others are in the process of being acquired or making significant acquisitions.

Sales and Marketing

        We sell our products principally through a direct sales force and, in some markets, through or with the assistance of distributors and resellers, such as AsiaInfo Holdings, Inc. (China), China Putian (China), Commuture (Japan), Compta (Portugal), IBIL (Malaysia), Marconi (worldwide), Nissho Electronics Corporation (Japan), PT Abhimata Citra Abadi (Indonesia), Samsung Corporation (Korea), Sumitomo Corporation (Japan), UpTechnology (China) and Welltech Computer Corporation (Taiwan). In February 2004, we established an original equipment manufacturer relationship with Motorola, Inc., whereby the GSX 9000 has been integrated with the Motorola SoftSwitch, creating a next generation switching platform for wireless carriers around the world. We intend to establish additional relationships with selected original equipment manufacturers and other marketing partners in order to serve particular markets or geographies and provide our customers with opportunities to purchase our products in combination with related services and products.

        As of December 31, 2004, our sales and marketing organization consisted of 97 employees, of whom 19 were located in our corporate headquarters and 78 were located in sales and support offices in the United States and around the world.

Research and Development

        We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology into new products and maintaining comprehensive product and service offerings. Our research and development process is driven by the availability of new technology, market data and customer feedback. We have invested significant time and resources in creating a structured process for undertaking all product development projects. In 2004, we delivered product enhancements in Class 5 services, voice over broadband, network border switching and network management. We are developing and plan to introduce new products to address market and customer needs. Our research and development expenses were $36.2 million, $32.2 million and $44.6 million for the years ended December 31, 2004, 2003 and 2002.

        We have assembled a team of highly skilled engineers with significant telecommunications and networking industry experience. Our engineers have experience in, and have been drawn from, leading computer data networking, telecommunications and multimedia companies. As of December 31, 2004, we had 247 employees responsible for research and development, of which 225 were software and quality assurance engineers and 22 were hardware engineers. Our engineering effort is focused on new applications and network access features, new network interfaces, improved scalability, interoperability, quality, reliability and next generation technologies. We maintain research and development offices in Massachusetts, New Jersey, Texas and Virginia in the United States and an office in the United Kingdom. We have recently established a technology development center in Bangalore, India. We have made, and intend to continue to make, a substantial investment in research and development.

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

Intellectual Property

        Our success and ability to compete are dependent on our ability to develop and maintain our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We presently hold five U.S. patents with expiration dates ranging from April 2016 through March 2019, and have eleven patent applications pending in the United States, two of which are provisional. In addition, we hold four foreign patents, each of which expires in June 2019, and have nine patent applications pending abroad. We cannot be certain that additional patents will be granted based on these pending applications. We seek to protect our intellectual property by:

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

Manufacturing

        Currently, we outsource the manufacturing of our products. Our contract manufacturers provide comprehensive manufacturing services, including assembly of our products and procurement of materials on our behalf. We perform final test and assembly at our facilities to ensure that we meet our internal and external quality standards. We believe that outsourcing our manufacturing will enable us to conserve working capital, better adjust manufacturing volumes to meet changes in demand and more quickly deliver products. At present, we purchase products from our outside contract manufacturers on a purchase order basis. We may not be able to enter into long-term contracts with outside manufacturers on terms acceptable to us, if at all. If we do enter into long-term contracts with outside manufacturers and our purchase requirements change, we may have excess inventory, which would increase our costs. As of December 31, 2004, we had 19 employees responsible for manufacturing, purchasing, final testing and assembly.

Employees

        As of December 31, 2004, we had a total of 537 employees, including 247 in research and development, 97 in sales and marketing, 138 in customer support and professional services, 19 in manufacturing and 36 in finance and administration. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

Additional Information

        We were incorporated on August 7, 1997 as a Delaware corporation. Our principal executive offices are located at 250 Apollo Drive, Chelmsford, Massachusetts 01824. Our telephone number is 978-614-8100 at our principal executive offices.

ITEM 2. PROPERTIES.

        In February 2004, we relocated our headquarters to a leased facility in Chelmsford, Massachusetts, consisting of 144,000 square feet under a sublease that expires in January 2007. We have additional facilities in Littleton, Massachusetts, consisting of 9,000 square feet under a sublease that expires in December 2008, in Richardson, Texas, consisting of 16,000 square feet under a lease expiring in October 2005 and in Bangalore, India, consisting of approximately 16,000 square feet under a lease expiring in January 2008. We also lease short-term office space in Colorado, New Jersey, Virginia, China, France, Japan, Malaysia, Singapore and the United Kingdom. We believe our existing facilities are adequate for our current needs and that suitable additional space will be available as needed.

ITEM 3. LEGAL PROCEEDINGS.

        In November 2001, a purchaser of our common stock filed a complaint in the federal district court for the Southern District of New York against us, two of our officers and the lead underwriters alleging violations of the federal securities laws in connection with our initial public offering (IPO) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased our common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that our registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against us are asserted under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against us, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, we, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against many of the individual defendants, including our officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including us, but denied the remainder of the motion as to the defendants. In June 2003, a special committee of our Board of Directors authorized us to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. On February 15, 2005, the court preliminarily approved the terms of the proposed settlement contingent on modifications to the proposed settlement. The settlement is subject to final approval by the court. No hearing date has been scheduled for final approval. It remains uncertain whether and when the settlement will become final. We do not expect that the settlement would have a material impact on our business or financial results.

        Beginning in July 2002, several purchasers of our common stock filed complaints in federal district court for the District of Massachusetts against us, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (Class Action Complaints). The purchasers seek to represent a class of persons who purchased our common stock between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that we made false and misleading statements about our products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, we filed a motion to dismiss the Consolidated Amended Complaint on various grounds. On May 11, 2004, the court held oral argument on the motion, at the conclusion of which the court denied our motion to dismiss. The plaintiffs filed a motion for class certification on

July 30, 2004, and we filed our opposition on September 10, 2004, to which the plaintiffs replied on September 30, 2004. On February 16, 2005, the court certified the class and appointed a class representative. On March 9, 2005, the court appointed the law firm of Moulton & Gans as lead counsel, and the court also ordered additional filings as to the adequacy of the class representative and has scheduled a further hearing on April 29, 2005. We believe the claims in the Consolidated Amended Complaint are without merit and that we have substantial legal and factual defenses, which we intend to pursue vigorously. There is no assurance we will prevail in defending these actions.

        Beginning in February 2004, a number of purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts against us and certain of our current officers and directors. On June 28, 2004, the court consolidated the claims. On December 1, 2004, the lead plaintiff filed a consolidated amended complaint. The complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a), and 15 of the Securities Act of 1933, relating to our restatement of our financial results for 2001, 2002, and the first three quarters of 2003. Specifically, the complaint alleges that we issued a series of false or misleading statements to the market concerning our revenues, earnings, and financial condition. Plaintiffs contend that such statements caused our stock price to be artificially inflated. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period from March 28, 2002, through March 26, 2004. On January 28, 2005, we filed a motion to dismiss the Section 10(b) and 12(a) claims and joined the motion to dismiss the Section 11 claim filed by the individual defendants. No hearing date for this motion has been scheduled. We believe that we have substantial legal and factual defenses to the claims, which we intend to pursue vigorously. There is no assurance we will prevail in defending these actions.

        In February 2004, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against us and certain of our officers and directors, naming us as a nominal defendant. Also in February 2004, two-purported shareholder derivative lawsuits were filed in the business litigation session of the superior court of Suffolk County of Massachusetts against us and certain of our directors and officers, also naming us as a nominal defendant. The suits claim that certain of our officers and directors breached their fiduciary duties to our stockholders and to us. The complaints are derivative in nature and do not seek relief from us. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements or applicable Delaware law. On September 27, 2004, the state court granted our motion to dismiss. On October 26, 2004, the plaintiffs filed a notice appealing the state court's dismissal of the actions. In the federal actions, on June 28, 2004, the court consolidated and stayed the three actions. On October 12, 2004, the lead plaintiff filed a consolidated amended complaint. We believe that we have substantial legal and factual defenses to the federal claims and have filed a motion to dismiss based on the decision by the state court. No date for a hearing on the motion has been scheduled. There is no assurance we will prevail in defending these actions.

        In December 2004, a purchaser of our common stock filed a complaint in the circuit court in Will County, Illinois, against us, one of our officers, and a former officer alleging misrepresentation and fraud in connection with the plaintiff's purchase of our stock. The Complaint seeks unspecified damages. We believe that we have substantial legal and factual defenses to these claims, which we intend to pursue vigorously. We filed a motion to dismiss the complaint. The hearing on the motion has been scheduled for April 26, 2005. There is no assurance we will prevail in defending this action.

        In June 2004, we received a formal order of private investigation from the SEC. We are cooperating with the investigation. There can be no assurance as to the outcome of the SEC investigation. We may incur substantial costs in connection with the investigation including fines and significant legal expenses.

        We have been contacted by third parties, who claim that our products infringe on certain intellectual property of the third party. We evaluate these claims and accrue for royalties when the amounts are probable and reasonably estimable. While we believe that the amounts accrued for estimated royalties are adequate, any subsequent change in our estimates will be recorded at such time the change is probable and estimable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The 2004 Annual Meeting of Shareholders of Sonus Networks, Inc. was held on December 9, 2004 at the Radisson Hotel Chelmsford, 10 Independence Drive in Chelmsford, Massachusetts 01824. Of the 246,771,304 shares outstanding as of October 15, 2004, the record date, 234,318,770 shares (95%) were present or represented by proxy at the meeting. The only proposal before the Annual Meeting was the election of directors.

        The table below presents the results of the election to our board of directors:

Nominee	Votes For	Votes Withheld
Paul J. Ferri	230,878,569	3,440,201
Rubin Gruber	231,140,651	3,178,119
H. Brian Thompson	232,491,708	1,827,062

        The terms for board members Hassan M. Ahmed, John P. Cunningham and Paul J. Severino expire in 2005; and the terms for Edward T. Anderson and Albert A. Notini expire in 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth our executive officers and their respective ages and positions as of January 31, 2005:

Name	Age	Position
Hassan M. Ahmed	47	Chief Executive Officer and Chairman of the Board of Directors
Albert A. Notini	47	President, Chief Operating Officer and Director
Ellen B. Richstone	53	Chief Financial Officer
Steve Edwards	46	Vice President and Chief Marketing Officer
Bradley T. Miller	43	Vice President of Finance, Corporate Controller and Chief Accounting Officer
Gary A. Rogers	49	Vice President of Worldwide Sales

        Hassan M. Ahmed has been our Chief Executive Officer and a member of our board of directors since November 1998 and Chairman of our board of directors since April 2004. From November 1998 to April 2004, he was also our President. From July 1998 to November 1998, Mr. Ahmed was Executive Vice President and General Manager of the Core Switching Division of Ascend Communications, Inc., a provider of wide area network switches and access data networking equipment, and from July 1997 until July 1998 was a Vice President and General Manager of the Core Switching Division. From June 1995 to July 1997, Mr. Ahmed was Chief Technology Officer and Vice President of Engineering for Cascade Communications Corp., a provider of wide area network switches. From 1993 until June 1995, Mr. Ahmed was a founder and President of WaveAccess, Inc., a supplier of wireless communications. Prior to that, he was an Associate Professor at Boston University, Engineering

Manager at Analog Devices, a chip manufacturer, and director of VSLI Systems at Motorola Codex, a supplier of communications equipment. Mr. Ahmed holds a B.S. and an M.S. in engineering from Carleton University and a Ph.D. in engineering from Stanford University.

        Albert A. Notini has been our President and Chief Operating Officer since April 2004 and a director since March 2003. Until becoming President and Chief Operating Officer in April 2004, Mr. Notini also served as chairman of the board's audit committee. Mr. Notini served as a director and the Chief Financial Officer of Manufacturers' Services Limited, a global electronics and supply chain services company, from October 2000 to March 2004. Manufacturers Services Limited was acquired by Celestica Inc. in March 2004. He joined Manufacturers' Services Limited in May 2000 as Executive Vice President, Business Development and General Counsel and served in that capacity until October 2000. From January 1999 to June 1999, Mr. Notini was the Executive Vice President, Corporate Development and Administration and General Counsel of Wang Global, a worldwide provider of network services. Wang Global was acquired by Getronics NV in June 1999 and Mr. Notini served as Executive Vice President of Getronics until February 2000. He joined Wang Global in February 1994 as Senior Vice President and General Counsel. Prior to joining Wang, he was a Senior Partner at Hale and Dorr LLP, a law firm now known as Wilmer Cutler Pickering Hale and Dorr LLP. Mr. Notini has a B.A. from Boston College, an M.A. from Boston University and a J.D. from Boston College Law School. Mr. Notini also serves as a director of ePresence, Inc.

        Ellen B. Richstone joined as our Chief Financial Officer in January 2005. From December 2002 to January 2005, Ms. Richstone was President and Chief Executive Officer of Entrepreneurial Resources Group, a professional services firm that provides operational and financial services. From 1998 to November 2002, Ms. Richstone was the Senior Vice President, Finance & Administration and Chief Financial Officer of Brooks Automation, Inc., a worldwide manufacturer of automation hardware and software for the semiconductor industry. Prior to that, she has also served as the CFO of several other technology corporations, including Augat, Inc., Rohr Aerospace, and Honeywell Bull. Additionally, Ms. Richstone has held executive positions with Data General Corporation and Polaroid Corporation. Ms. Richstone holds a bachelor's degree from Scripps College and a master's degree of international affairs and a master's degree of law and diplomacy with a specialty in international business law from the Fletcher School of Law and Diplomacy at Tufts University. She also holds an advanced professional certificate in finance from the New York University's Stern School of Business. She serves on the board of directors of American Power Conversion Corp and also on its audit committee as the financial expert.

        Steve Edwards has been our Vice President and Chief Marketing Officer since July 2004. From 2001 to 2003, Mr. Edwards was the Vice President of Indirect Sales and Strategic Partnerships at AT&T, a global communications company. From 1998 to 2001, Mr. Edwards held executive positions with Concert, a global joint venture company, including Chief Operating Officer for Global Services and Vice President of Service Delivery. In addition, Mr. Edwards held various positions in engineering, product development and product marketing at British Telecommunications (BT) and was the President of BT Visual Images, a videoconferencing start-up, through its IPO in 1997. Mr. Edwards holds a bachelors degree in electrical and computer systems engineering from Loughborough University of Technology (UK).

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is quoted on the Nasdaq National Market under the symbol "SONS." All companies listed on the Nasdaq National Market are required to comply with certain continued listing standards.

        The following table sets forth, for the time periods indicated, the high and low sales prices of our common stock as reported on the Nasdaq National Market.

	High	Low
Fiscal 2004:
First quarter	$10.00	$3.65
Second quarter	5.64	3.45
Third quarter	6.36	2.94
Fourth quarter	7.02	4.70
Fiscal 2003:
First quarter	$2.37	$1.00
Second quarter	5.53	2.10
Third quarter	8.74	4.85
Fourth quarter	9.80	6.82

        We have never declared or paid cash dividends and have no present intention to pay cash dividends in the foreseeable future. At January 31, 2005, there were approximately 700 holders of record of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data of Sonus should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes to those statements included elsewhere in this report.

	Year ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$170,738	$93,210	$93,917	$128,800	$51,770
Cost of revenues(1)	50,567	37,909	51,576	62,778	27,848

Gross profit (loss)	120,171	55,301	42,341	66,022	23,922
Operating expenses:
Research and development(1)	36,174	32,190	44,591	63,896	26,430
Sales and marketing(1)	34,969	23,169	27,786	40,876	21,569
General and administrative(1)	24,595	10,475	5,248	12,827	5,477
Stock-based compensation	671	3,418	16,871	74,132	26,729
Amortization of goodwill and purchased intangible assets	2,402	2,408	4,229	70,551	—
Write-off of goodwill and purchased intangible assets	—	—	10,950	392,387	—
Restructuring charges, net	—	—	7,739	7,321	—
In-process research and development	—	—	—	44,600	—

Total operating expenses	98,811	71,660	117,414	706,590	80,205

Income (loss) from operations	21,360	(16,359)	(75,073)	(640,568)	(56,283)

Interest income, net	3,804	1,525	1,318	4,949	6,245

Income (loss) before income taxes	25,164	(14,834)	(73,755)	(635,619)	(50,038)
Provision for income taxes	687	302	86	—	—

Net income (loss)	24,477	(15,136)	(73,841)	(635,619)	(50,038)
Net income (loss) applicable to common stockholders	$24,477	$(15,136)	$(73,841)	$(635,619)	$(50,038)

Net income (loss) per share (2):
Basic	$0.10	$(0.07)	$(0.39)	$(3.68)	$(0.52)
Diluted	$0.10	$(0.07)	$(0.39)	$(3.68)	$(0.52)
Pro forma basic and diluted	—	—	—	—	$(0.37)
Shares used in computing net income (loss) per share (2):
Basic	245,830	220,696	191,008	172,905	95,877
Diluted	253,816	220,696	191,008	172,905	95,877
Pro forma basic and diluted	—	—	—	—	135,057
	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents,marketable securities and long-term investments	$313,105	$305,392	$118,138	$125,013	$142,065
Working capital	271,584	260,962	60,946	81,895	135,597
Total assets	393,828	358,424	153,517	216,206	194,835
Long-term deferred revenue, net of current portion	25,960	24,302	8,024	3,942	—
Long-term liabilities, net of current portion	613	829	3,293	1,289	—
Convertible subordinated note	10,000	10,000	10,000	10,000	—
Total stockholders' equity	265,040	234,435	56,421	110,566	150,706

(1)
Excludes non-cash, stock-based compensation expense as follows:

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Cost of revenues	$18	$45	$235	$1,304	$404
Research and development	240	1,180	8,930	42,764	11,428
Sales and marketing	311	1,542	4,941	17,968	12,051
General and administrative	102	651	2,765	12,096	2,846

	$671	$3,418	$16,871	$74,132	$26,729

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

        We began shipping product to customers during the fourth quarter of fiscal 1999 and recorded our first revenues of $51.8 million in fiscal 2000 and revenues of $128.8 million in fiscal 2001, $93.9 million in fiscal 2002, $93.2 million in fiscal 2003 and $170.7 million in fiscal 2004. Significant declines in capital spending by telecommunications service providers, and financial difficulties, including in some cases bankruptcies, experienced by certain emerging service providers, including some of our customers, contributed to the reduction in our revenues in 2002 relative to the prior year. In response to the unfavorable economic conditions, commencing in the third quarter of fiscal 2001 and continuing through fiscal 2002, we implemented restructuring plans designed to reduce expenses and align our cost structure with our revised business outlook. The restructuring plans included worldwide workforce reductions, consolidation of excess facilities and the write-off of excess inventory and purchase commitments. In 2003, the challenging business environment in the telecommunications industry continued to affect the spending by service providers for products such as those we offer.

        In 2004, there was a trend towards increased interest and activity in the market for packet-based voice infrastructure products. While it remains uncertain as to the speed and extent of the adoption of carrier packet voice infrastructure products by large carriers, we believe that over time the market opportunity for packet voice solutions is substantial. For fiscal 2004, revenues were $170.7 million compared to $93.2 million in fiscal 2003, reflecting continuing improvements in the market for packet- based voice infrastructure products, as well as increased service revenues resulting from a growing installed base of our products.

        For the year ended December 31, 2004, Qwest Communications (Qwest) and Global Crossing contributed 17% and 12% of our revenues. For the year ended December 31, 2003, Qwest, Verizon Global Networks, AT&T Wireless Services/Cingular and Global Crossing contributed 18%, 15%, 13% and 11% of our revenues. For the year ended December 31, 2002, Qwest contributed 42% of our revenues. For the years ended December 31, 2004, 2003 and 2002, 10% customer concentrations made up 29%, 57% and 42% of revenue. In 2003, we had a lesser concentration of customers than in 2002 due to the deferral of revenue on product shipped to one customer during 2001, which was recognized as revenues in 2002. The related deferred revenue was recognized as revenue in 2002 upon the delivery of a specified software release in the second quarter of 2002.

        We sell our products primarily through a direct sales force and, in some markets, through or with the assistance of resellers and distributors. Customers' decisions to purchase our products to deploy in commercial networks involve a significant commitment of resources and a lengthy evaluation, testing and product qualification process. We believe our revenues and results of operations may vary significantly and unexpectedly from quarter to quarter as a result of long sales cycles, our expectation that customers will tend to sporadically place large orders with short lead times and the application of complex revenue recognition rules to certain transactions, which may result in customer shipments and orders from multiple quarters being recognized as revenue in one quarter. We expect to recognize revenues from a limited number of customers for the foreseeable future.

        Since our inception through December 31, 2003, we incurred significant losses. As of December 31, 2004, we had an accumulated deficit of $784.1 million. Although we achieved profitability on an annual basis and for each quarter in fiscal year 2004, we may incur additional losses in future quarters and years. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses, many of which are fixed prior to the beginning of any particular fiscal period and, as a result, we will need to generate significant revenues to maintain profitability.

Critical Accounting Policies and Estimates

        Revenue Recognition.    We recognize revenues from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility of the related receivable is probable. When we have future obligations, including a requirement to deliver additional elements which are essential to the functionality of the delivered elements or for which vendor specific objective evidence of fair value (VSOE) does not exist or customer acceptance is required, we defer revenue recognition and related costs until those obligations are satisfied. The ordering patterns and sales lead times associated with customer orders may vary significantly from period to period.

        Many of our sales are generated from complex contractual arrangements, which require significant revenue recognition judgments, particularly in the case of multiple element arrangements. When a sale involves multiple elements, such as products, maintenance or professional services, we allocate the entire sales price to each respective element based on VSOE or using the residual method when VSOE cannot be established for a single delivered element in the arrangement. We then recognize revenues on each element in accordance with our policies for product or service revenue recognition. We determine VSOE based upon the price charged when the same element is sold separately. If we cannot establish VSOE for each undelivered element, we defer revenue recognition on the entire arrangement until the earlier of the establishment of VSOE or delivery of the undelivered element, which may result in significant variation in our revenues and operating results from quarter to quarter.

        In addition, if an arrangement with a customer includes a specified upgrade right for which VSOE cannot be established, we defer all revenue related to the arrangement until the earlier of the delivery of the specified upgrade or the establishment of VSOE for the specified upgrade. We have concluded that a specified upgrade exists if it is included in the customer contract or otherwise becomes part of the arrangement with the customer. We have concluded that communications with customers in the normal course of business regarding customer feature requests and our product plans do not create specified upgrade rights.

        Maintenance and support services are recognized ratably over the life of the maintenance and support service period, which typically is one year when the services are sold separately and up to five years when the fees for the services are bundled with the product fees as part of a multiple element arrangement, following recognition of the related product revenue. Maintenance and support services include telephone support and unspecified rights to product upgrades and enhancements. Maintenance and support VSOE represents a consistent percentage of the sales prices charged to customers. The application of judgment could affect the continued determination of maintenance and support VSOE and our ability to recognize revenue using the residual method.

        Installation service revenues are typically recognized at the time of the related product revenue recognition as installation is typically complete by such time. Professional services are typically recognized as the services are performed.

        We sell the majority of our products directly to end-users. For products sold through resellers and distributors we recognize revenues on a sell-through method utilizing information provided to us from our resellers and distributors.

        We record deferred revenue for product shipped to customers and related services where amounts are billed pursuant to a contractual right and collection is probable, or collected, in the ordinary course of business if the revenue recognition criteria have not been satisfied. Deferred revenues include customer deposits and amounts associated with maintenance contracts. Deferred revenues not expected to be recognized as revenue within one year of the balance sheet date are classified as long-term deferred revenues.

        We defer recognition of incremental direct costs, such as cost of goods, royalties, commissions and third-party installation costs, until satisfaction of the criteria for recognition of the related revenue.

        Loss Contingencies and Reserves.    We are subject to ongoing business risks arising in the ordinary course of business that affect the estimation process of the carrying value of assets, the recording of liabilities and the possibility of various loss contingencies. Under SFAS No. 5, Accounting for Contingencies, an estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to determine whether such amounts should be adjusted and record charges in estimates in the period they become known. Based on our analysis, we have established the following allowance, reserves and accruals:

        Allowance for Doubtful Accounts.    We establish billing terms at the time we negotiate purchase agreements with our customers. We continually monitor for timely payments and assess any collection issues. The allowance for doubtful accounts is based on our detailed assessment of the collectibility of specific customer accounts. While we believe that our allowance for doubtful accounts is adequate and that the judgment applied is appropriate, if there is a deterioration of a customer's creditworthiness or actual defaults are higher than our historical experience, the actual results could differ from these estimates. While such credit losses have historically been within our expectations and the allowances we established, we can provide no assurances that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. We defer revenue recognition for customers for which we believe collection is less than probable. Our failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

        Inventory Reserves.    Inventory purchases and commitments are based upon estimated future demand for our products. We value inventory at the lower of cost or market and write down inventories to net realizable value and provide inventory reserves based on excess and obsolete inventory determined primarily by future demand forecasts and returns of defective product, and record changes to such reserves through adjustments to cost of revenues. We assess such demand forecasts and return history on at least a quarterly basis. If we record a charge to reduce inventory to its estimated net realizable value, we do not increase its carrying value due to subsequent changes in demand forecasts or product repairs. Accordingly, if inventory previously reserved for is subsequently sold, we may realize improved gross profit margins on those transactions in the period the related revenue is recognized. In fiscal 2004 and 2003 we realized a $3.0 million and $5.6 million benefit from the sale of inventory previously written down.

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

        We have experienced significant changes in our product demand and, as a result, our required inventory reserves have fluctuated in recent periods. As of December 31, 2004 and 2003, inventory of $28.3 million and $13.7 million was net of reserves of $10.5 million and $13.8 million. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a sudden and significant change in the demand for our products, changes in the amount of customer evaluation inventory or higher risks of inventory obsolescence because of rapidly changing technology.

        Warranty Reserve.    Our products are covered by a standard warranty of 90 days for software and one year for hardware. In addition, certain customer contracts include warranty-type provisions for epidemic or similar product failures generally for the contractual period or the life of the product in accordance with published telecommunications standards. Our customers typically purchase maintenance and support contracts, which encompass our warranty obligations. We accrue for such contingent warranty obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. We have not incurred significant costs related to such obligations. Our warranty reserve reflects estimated material and labor costs for potential or actual product issues in our installed base that are not covered under our maintenance contracts but for which we expect to incur an obligation. Our estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts.

        In addition, certain of our customer contracts include provisions under which we may be obligated to pay penalties generally for the contractual period or for the life of the product if our products fail or do not perform in accordance with specifications. We accrue for such contingent obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. We have not incurred significant costs related to such provisions. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. Increases in product failure rates, material usage or service delivery costs may result in increases to our warranty reserve and our gross profit could be adversely affected.

        Royalty Accrual.    We accrue for royalties for technology we license from vendors based on established royalty rates and usage. In certain cases, we have been contacted by third parties who claim that our products infringe on certain intellectual property of the third party. We evaluate these claims and accrue for royalties when the amounts are probable and reasonably estimable. While we believe that the amounts accrued for estimated royalties are adequate, the amounts required to ultimately settle royalty obligations may be different.

        Reserve for Litigation and Legal Fees.    We are subject to various legal claims, including securities litigation and intellectual property claims. We reserve for legal contingencies and legal fees when the amounts are probable and reasonably estimable. Our director and officer liability insurance policies provide only limited liability protection relating to the securities class action and derivative lawsuits against us and certain of our officers and directors. In addition, our insurance does not cover fines that may be imposed by the SEC. We intend to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly different than the amounts we have previously accrued.

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

        As a result of net operating losses incurred in prior years in most jurisdictions in which we operate, and uncertainty as to the extent, jurisdiction and timing of profitability in future periods, we have continued to record a full valuation allowance against deferred tax assets, which was approximately $95 million as of December 31, 2004. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the deferred tax asset's valuation reserve would be made. A portion of the release of the valuation allowance will increase net income in the period such determination was made. In addition, a portion of the valuation allowance (approximately $26 million) relates to tax benefits from stock option compensation. A substantial portion of the tax benefit of that item, when realized, will result in an increase in capital in excess of par value. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss in each jurisdiction, changes to the valuation allowance, statutory minimum tax rates or changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates including statutory minimum tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

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

        If such circumstances exist, we evaluate the carrying value of long-lived assets, other than goodwill, to determine if impairment exists based upon estimated undiscounted future cash flows over the remaining useful life of the assets and comparing that value to the carrying value of the assets. In determining expected future cash flows, assets are grouped at the lowest level for which cash flows are identifiable and independent of cash flows from other asset groups. If the carrying value of the asset is greater than the estimated future cash flows, the asset is written down to its estimated fair value. The estimated undiscounted future cash flows and valuation of long-lived assets requires significant estimates and assumptions, including revenue and expense growth projections and fair value estimates such as estimated replacement cost and relief from royalty. These estimates contain management's best estimates, using appropriate and customary assumptions and projections at the time. If different estimates or assumptions are used, it is reasonably possible that our analysis would generate materially different results. As of December 31, 2004, our intangible assets were fully amortized and had no net book value. As of December 31, 2003, we had $2.4 million of intangible assets. As of December 31, 2004 and 2003, we had no goodwill.

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

        Beginning on July 1, 2005, we will no longer make pro forma disclosure in the notes to the consolidated financial statements for stock-based compensation as we are required to adopt SFAS 123(R), Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant in fiscal periods beginning after June 15, 2005.

        Restructuring and Other Related Charges.    We established exit plans for each of the restructuring activities which took place in 2001 and 2002 and accounted for these plans in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). These exit plans required that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. The consolidation of facilities required us to make estimates, which included contractual rental commitments or lease buy-outs for office space being vacated and related costs and leasehold improvement write-downs, offset by estimated sub-lease income. We have remaining accrued exit costs of $799,000 as of December 31, 2004, which relate to remaining lease payments. SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. A liability is recognized when the severance amounts relate to prior services rendered, the payment of the amount is probable and the amount can be reasonably estimated.

Results of Operations

Years Ended December 31, 2004 and 2003

        Revenues.    Revenues for the years ended December 31, 2004 and 2003 were as follows, in thousands:

	2004	2003
Revenues:
Product	$124,087	$60,851
Service	46,651	32,359

Total revenues	$170,738	$93,210

        Product revenues comprise sales of our voice infrastructure products, including our GSX9000™ Open Services Switch, the Insignus™ Softswitch, the Sonus Insight™ Management System and related product offerings. Product revenues for fiscal 2004 increased 104% from fiscal 2003. The higher revenues in fiscal 2004 were primarily the result of improved market conditions in 2004 for the sale of voice over IP infrastructure products to telecommunications service providers. We can provide no assurance that the improved market conditions will continue in 2005.

        Service revenues primarily comprise hardware and software maintenance and support, network design, installation and other professional services. Service revenues for fiscal 2004 increased 44% from fiscal 2003. The increase in service revenues was primarily due to an increase in maintenance revenue as a result of the growing installed customer base.

        For the years ended December 31, 2004 and 2003, two and four customers each contributed more than 10% of our revenues, representing an aggregate of 29% and 57% of total revenues.

        The following customers contributed 10% or more of our revenues in the years ended December 31, 2004 and 2003:

Customer	2004	2003
Qwest Communications	17%	18%
Verizon Global Networks	*	15
AT&T Wireless Services/Cingular	*	13
Global Crossing	12	11

*
Represents less than 10% of revenues.

        International revenues, primarily from Asia and Europe, were 17% and 21% of revenues for the years ended December 31, 2004 and 2003. International revenues decreased as a percentage of total revenues due to a slower rate of growth in revenues outside of the U.S., uneven ordering patterns of our international customers and the achievement of revenue recognition criteria associated with each customer's arrangement. We expect that international revenues will remain uneven as a percentage of revenue from quarter to quarter.

        Our deferred product revenue was $46.2 million and $47.9 million as of December 31, 2004 and 2003. Our deferred service revenue was $44.9 million and $39.1 million as of December 31, 2004 and 2003. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

        Cost of Revenues/Gross Profit.    Our cost of revenues consists primarily of amounts paid to third party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs and inventory obsolescence. Cost of revenues and gross profit as a percentage of revenues for the years ended December 31, 2004 and 2003 were as follows (in thousands, except percentages):

	2004	2003
Cost of revenues:
Product	$32,911	$23,575
Service	17,656	14,334

Total cost of revenues	$50,567	$37,909

Gross profit (% of respective revenues):
Product	73%	61%
Service	62	56
Total gross profit	70	59

        The increase in product gross profit as a percentage of revenues was primarily due to customer and product mix and, to a lesser extent, improved utilization of fixed costs associated with increased product revenues. In fiscal 2004 we realized a $3.0 million benefit from the sale of inventory previously written down, as compared to a benefit of $5.6 million realized in fiscal 2003. We also realized a $1.9 million benefit from the reduction of warranty reserves in the fourth quarter of 2004. The benefit from the reduction of warranty reserves represented changes in estimates due to the ongoing re-evaluation of expected future warranty requirements. We can provide no assurance that this favorable product and customer mix will continue in 2005 and we expect that over time our product mix, and related gross margins, will return to levels consistent with our long-term financial model of 58-62%. The increase in service gross profit as a percentage of service revenues was primarily due to the higher volume of service revenues attributable to our increasing installed product base and a greater mix of higher margin professional and installation services. Our service cost of revenues is relatively fixed in advance of any particular quarter.

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $36.2 million for fiscal 2004, an increase of $4.0 million, or 12%, from $32.2 million in fiscal 2003. The increase primarily reflects an increase in salaries and related expenses associated with increased headcount in the approximate amount of $5.2 million, and increased costs associated with new product introductions, including project materials and third party software costs in the approximate amount of $1.0 million. These costs were partially offset by a reduction in depreciation expense associated with fully depreciated assets in the approximate amount of $2.1 million and a change in the methodology by which corporate-wide overhead costs are allocated in the approximate amount of $1.0 million. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success and we intend to continue to make substantial investments to enhance our products and technologies to meet the requirements of our customers and market. We believe that our research and development expenses for fiscal 2005 will increase from fiscal 2004 primarily as a result of an increase in salary and related expenses associated with increased headcount and increased depreciation expense associated with higher capital expenditure levels in the latter part of 2004. The average cost of additional headcount in 2005 is expected to decrease due to the expansion of our India development center. The additional investments are directed primarily toward the growth of our access, wireless and international businesses.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses were $35.0 million for fiscal 2004, an increase of $11.8 million, or 51%, from $23.2 million in fiscal 2003. The increase is due primarily to increases in salaries and travel costs associated with increased headcount in the approximate amount of $5.8 million, increases in commissions due to higher revenues in the approximate amount of $4.4 million, shipments of evaluation equipment to potential customers in the approximate amount of $800,000 and increased trade show and promotional activity in 2004 in the approximate amount of $600,000. We believe that our sales and marketing expenses in fiscal 2005 will increase from the fiscal 2004 level primarily as a result of an increase in hiring due to the expansion of our access, wireless and international operations and forecasted higher commissions attributable to increased sales volumes.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses were $24.6 million for fiscal 2004, an increase of $14.1 million, or 134%, from $10.5 million in fiscal 2003.

The increase primarily reflects the professional fees incurred as part of: our restatement and investigation into accounting matters, audit and internal control improvement process; an increase in directors and officers insurance costs in the approximate amount of $3.4 million; and, to a lesser extent, increases in salaries and related expenses associated with increased headcount in the approximate amount of $1.2 million and a change in the methodology by which corporate-wide overhead costs are allocated in the approximate amount of $3.6 million, partially offset by reductions in depreciation expense due to fully depreciated assets in the approximate amount of $1.4 million. We believe that our general and administrative expenses in fiscal 2005 will be flat from the fiscal 2004 level primarily as a result of a decrease in professional fees incurred related to our restatements, offset by the costs associated with improvements we expect to make in our internal control environment to remedy identified material weaknesses.

        Stock-based Compensation Expenses.    Stock-based compensation expenses include the amortization of stock compensation charges resulting from the granting of stock options, including the TTI stock options assumed by us, stock awards to TTI employees under the 2000 Retention Plan and the sales of restricted common stock.

        Stock-based compensation expenses were $671,000 for fiscal 2004, a decrease of $2.7 million, or 79%, from $3.4 million in fiscal 2003. The decrease is primarily due to lowered deferred compensation balances resulting from our policy of accelerating amortization of deferred compensation under FIN 28 as described in Note 1 (m) to our consolidated financial statements. We will adopt SFAS 123(R) commencing on July 1, 2005 and are evaluating the impact it will have on stock based compensation expense for fiscal 2005.

        Amortization of Purchased Intangible Assets.    In fiscal 2001, we acquired certain intellectual property, in-process research and development and intangible assets in connection with our acquisitions of TTI and Linguateq. Amortization of purchased intangible assets was $2.4 million for both fiscal 2004 and 2003. As of December 31, 2004 the purchased intangible assets were fully amortized.

        Interest Income, net.    Interest income consists of interest earned on our cash equivalent balances, marketable securities and long-term investments. Interest expense consists of interest incurred on a convertible subordinated note and capital lease arrangements. Interest income, net of interest expense, was $3.8 million for fiscal 2004, an increase of $2.3 million from $1.5 million in fiscal 2003. The increase primarily reflects the benefit of the increase in our marketable securities balances from the proceeds from our public offerings of common stock in April and September of 2003, and an increase in the yield on our portfolio due to an increasing interest rate environment.

        Income Taxes.    Provisions for income taxes in the amounts of $687,000 in 2004 and $302,000 in 2003 have been recorded, which are primarily attributable to foreign income taxes and state and federal alternative minimum income taxes in the U.S. As of December 31, 2004, we had approximately $168 million of federal, state and foreign net operating loss carryforwards for tax purposes available to offset future taxable income. These net operating loss carryforwards expire at various dates through 2023, to the extent that they are not used. We have not recognized any benefit from the future use of net operating loss carryforwards for any other period since inception. Use of the net operating loss carryforwards may be limited in future years if there is a significant change in our ownership. We have recorded a full valuation allowance for the related net deferred tax asset due to the uncertainty of realizing the benefit of this asset.

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

        The following customers contributed 10% or more of our revenues in the years ended December 31, 2003 and 2002:

Customer	2003	2002
Qwest Communications	18%	42%
Verizon Global Networks	15	*
AT&T Wireless Services/Cingular	13	—
Global Crossing	11	*

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

        The increase in product gross profit as a percentage of revenues, excluding the write-offs, was primarily due to a greater proportion of revenues of higher margin products as well as the benefit resulting from the sale of inventory previously written down of $5.6 million. In 2002, included in cost of product revenues is $3.0 million for technology and intellectual property licensing related to our products. The increase in service gross profit as a percentage of revenues was primarily due to our ability to leverage scalability of our service organization to fulfill customer service functions.

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

        Sales and Marketing Expenses.    Sales and marketing expenses were $23.2 million for fiscal 2003, a decrease of $4.6 million, or 17%, from $27.8 million in fiscal 2002. The decrease primarily reflects a reduction in staffing levels and related expenses attributable to restructuring actions partially offset by the cessation in April 2003 of a temporary salary reduction imposed in April 2002.

        General and Administrative Expenses.    General and administrative expenses were $10.5 million for fiscal 2003, an increase of $5.3 million, or 102%, from $5.2 million in fiscal 2002. The increase primarily reflects a $4.6 million increase in independent registered public accounting firm audit fees incurred related to our restatements.

        Stock-based Compensation Expenses.    Stock-based compensation expenses were $3.4 million for fiscal 2003, a decrease of $13.5 million, or 80%, from $16.9 million in fiscal 2002. The decrease is primarily attributable to lower deferred compensation balances resulting from our policy of accelerating amortization of deferred compensation under FIN 28 as described in Note 1 (m) to our consolidated financial statements, as well as write-offs made in connection with employee terminations and our offer to exchange certain employee stock options in October 2002 described below, which resulted in a charge of $562,000.

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

        Restructuring Charges, net.    Commencing in the third quarter of fiscal 2001 and extending through fiscal 2002, in response to unfavorable business conditions primarily caused by significant reductions in capital spending by telecommunications service providers, we implemented restructuring actions designed to reduce expenses and align our cost structure with our revised business outlook. The restructuring actions included worldwide workforce reductions, consolidation of excess facilities and the write-off of inventory and purchase commitments. See Note 2 to our consolidated financial statements.

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

        Interest Income, net.    Interest income, net of interest expense, was $1.5 million for fiscal 2003, an increase of $200,000 from $1.3 million in fiscal 2002. The increase primarily reflects the benefit of the increase in our marketable securities balances from the proceeds from our public offerings of common stock in April and September of 2003.

        Income Taxes.    Provisions for income taxes in the amounts of $302,000 in 2003 and $86,000 in 2002 have been recorded, which are primarily attributable to foreign income taxes and state and federal minimum income taxes in the U.S. Our effective tax rate is not meaningful due to net operating loss carryforwards which reduce current taxable income.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

        At December 31, 2004, our principal source of liquidity was our cash, cash equivalents, marketable securities and long-term investments that totaled $313.1 million. In September 2003, we completed a public offering of 17,000,000 shares of our common stock at a price of $7.75 per share resulting in net proceeds of $126.1 million after deducting offering costs of $5.7 million. In April 2003, we completed a public offering of 20,000,000 shares of our common stock at a price of $3.05 per share, resulting in net proceeds of $56.7 million after deducting offering costs of $4.3 million.

        Our cash flow from operating activities was $11.1 million in fiscal 2004, as compared to $4.8 million in fiscal 2003. The increase in cash provided by operating activities in 2004 was primarily due to our improved results of operations and an increase in our accounts payable and deferred revenues, partially offset by an increase in accounts receivable, inventory and other current assets and a decrease in accrued expenses as of December 31, 2004. The increase in other current assets includes the renewal premium for our directors and officers liability insurance paid in June 2004 in the amount of $6.8 million, net of amortization of $4.0 million. Other changes in our working capital are generally the result of increases in our business activity.

        Net cash used in investing activities was $28.1 million for fiscal 2004, as compared to net cash used in investing activities of $114.8 million for fiscal 2003. Net cash used in investing activities for fiscal 2004 primarily reflects net purchases of marketable securities and long-term investments of $19.5 million and capital expenditures of $9.0 million. Net cash used in investing activities for fiscal 2003 primarily reflects net purchases of marketable securities of $110.8 million using the proceeds of our public offerings of common stock completed in April and September 2003, in addition to purchases of property and equipment of $3.2 million. We expect approximately $13.0 to $17.0 million in capital expenditures during fiscal 2005.

        Net cash provided by financing activities was $5.2 million for fiscal 2004, as compared to $186.4 million for fiscal 2003. The net cash provided by financing activities for fiscal 2004 primarily resulted from the sale of common stock in connection with our employee stock purchase plan of $1.7 million and proceeds from exercise of stock options of $3.7 million, partially offset by payments on our long-term liabilities of $0.2 million. The net cash provided by financing activities for fiscal 2003 primarily resulted from the net proceeds of $182.8 million from the public offerings of common stock completed in April and September 2003 as well as $6.9 million from the sale of common stock in connection with stock option exercises and our employee stock purchase plan, offset by payments of $3.4 million on the equipment line of credit.

        The following summarizes our future contractual obligations as of December 31, 2004, in thousands:

		Payment Due By Period
	Total	Less than 1 year	1	3
Contractual Obligations:
Long-term debt obligations	$10,713	$475	$10,238	$—
Capital lease obligations	30	30	—	—
Operating lease obligations	3,149	1,250	1,503	396
Purchase commitments	3,009	3,009	—	—

Total	$16,901	$4,764	$11,741	$396

        Based on our past performance and current expectations, we believe our current cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. Although it is difficult to predict future liquidity requirements with certainty, the rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements or SEC fines. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to improve our controls environment and for other general corporate activities, as well as to vigorously defend against existing and potential litigation and resolve pending or potential investigations relating to the restatement of our consolidated financial statements. See Note 9 to our consolidated financial statements.

Recent Accounting Pronouncements

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

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4.SFAS 151 amends the guidance in ARB No 43, Chapter 4, "Inventory Pricing" to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. We are evaluating the provisions of SFAS 151 and do not believe that its adoption will have a material impact on our financial condition, results of operations or cash flows.

        In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted in fiscal periods beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We are required to adopt SFAS 123(R) on July 1, 2005, the commencement of our third quarter of fiscal 2005. SFAS 123(R) permits public companies to adopt its requirements using one of two methods: a "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or a "modified retrospective" method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have not yet determined which method to use in adopting SFAS 123(R). As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. We are evaluating SFAS 123(R) and have not yet determined the amount of stock option expense that will be incurred in future periods as a result of the adoption of SFAS 123(R). The adoption of SFAS 123(R) will have no impact on our net cash flows or overall financial condition.

        In October 2004, the American Jobs Creation Act of 2004 (the "AJCA") was passed. The AJCA provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position ("FSP") No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP 109-1 treats the deduction as a "special deduction" as described in SFAS No. 109. This special deduction has no effect on deferred tax assets and liabilities existing at the enactment date and the effect of this deduction will be reported in the same period in which the deduction is claimed in our tax return. The AJCA also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. This deduction is subject to a number of limitations. We are currently evaluating the effects that the AJCA might have on our results of operations and financial position, and, or to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S.

Explanation of Use of Non-GAAP Financial Results

        In addition to our audited financial results in accordance with United States generally accepted accounting principles (GAAP), to assist investors we may on occasion provide certain non-GAAP financial results as an alternative means to explain our periodic results. The non-GAAP financial results typically may exclude non-cash or one-time charges or benefits.

        Our management uses the non-GAAP financial results internally as an alternative means for assessing our results of operations. By excluding non-cash charges such as stock-based compensation, amortization of purchased intangible assets, impairment of goodwill and purchased intangible assets and in-process research and development expenses, our management can evaluate our operations excluding these non-cash charges and can compare its results on a more consistent basis to the results of other companies in our industry. By excluding one-time charges such as restructuring charges (benefits) and inventory write-offs, our management can compare our ongoing operations to prior quarters where such items may be materially different and to ongoing operations of other companies in our industry who may have materially different one-time charges. Our management recognizes that non-GAAP financial results are not a substitute for GAAP results, and believes that non-GAAP measures are helpful in assisting them in understanding and managing our business.

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

We have identified material weaknesses in our disclosure controls and procedures and our internal control over financial reporting, which, if not remedied effectively, could have an adverse effect on the trading price of our common stock and otherwise seriously harm our business.

        Management through, in part, the documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K has concluded that our disclosure controls and procedures and our internal control over financial reporting had material weaknesses as of December 31, 2004. We have taken certain actions to begin to address those material weaknesses. Our inability to remedy such material weaknesses promptly and effectively could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. These effects could in turn adversely affect the trading price of our common stock. Prior to the remediaton of these material weaknesses, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reporting.

Failure or circumvention of our controls and procedures could seriously harm our business.

        We are making significant changes in our internal control over financial reporting and our disclosure controls and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. The failure or circumvention of our controls, policies and procedures could have a material adverse effect on our business, results of operations and financial condition.

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

In addition, our insurance does not cover fines that may be imposed by the SEC. If these policies do not adequately cover expenses and certain liabilities relating to these lawsuits, our results of operations and our financial condition could be materially harmed. The facts underlying the lawsuits and SEC investigation have made director and officer liability insurance extremely expensive for us, and may make this insurance coverage unavailable for us in the future. Increased premiums could materially harm our financial results in future periods. The inability to obtain this coverage due to its unavailability or prohibitively expensive premiums would make it more difficult to retain and attract officers and directors and expose us to potentially self-funding any potential future liabilities ordinarily mitigated by director and officer liability insurance.

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

        If we are unable to remain current in our SEC filings, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans), or pursuant to certain "private placement" rules of the SEC under Regulation D to any purchasers not qualifying as "accredited investors." In addition, our affiliates will not be able to sell our securities pursuant to Rule 144 under the Securities Act. Finally, we will not be eligible to use a "short form" registration statement on Form S-3 for a period of 12 months after the time we become current in our filings. These restrictions may impair our ability to raise funds in the public markets should we desire to do so, and to attract and retain key employees.

Our common stock may be delisted from the NASDAQ National Market and transferred to the National Quotation Service Bureau ("Pink Sheets"), which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

        NASDAQ has notified us that we must timely file, without regard to any applicable 12b-25 extension period, all periodic reports with the SEC and NASDAQ for all reporting periods ending on or before September 30, 2005 due to our having been delisted in the third quarter of 2004. If we fail to keep current in our SEC filings, our common stock may be delisted from the NASDAQ National Market and subsequently would trade on the Pink Sheets. The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock on the Pink Sheets will materially adversely affect our access to the capital markets, and the limited liquidity and reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Stocks that trade on the Pink Sheets are no longer eligible for margin loans, and a company trading on the Pink Sheets cannot avail itself of federal preemption of state securities or "blue sky" laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. Our delisting from the NASDAQ National Market and transfer to the Pink Sheets may also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

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

Consolidation in telecommunications industry could harm our business.

        The industry has experienced consolidation and we expect this trend to continue. Consolidation among our customers may cause delays or reductions in capital expenditure plans and/or increased competitive pricing pressures as the number of available customers declines and their relative purchasing power increases in relation to suppliers. Any of these factors could adversely affect our business.

We expect that a majority of our revenues will be generated from a limited number of customers and we will not be successful if we do not grow our customer base.

        To date, we have shipped our products to a limited number of customers. We expect that in the foreseeable future, the majority of our revenues will continue to depend on sales of our products to a limited number of customers. Two customers each contributed more than 10% of our revenues for fiscal 2004, which represented an aggregate of 29% of total revenues. Four customers and one customer each contributed more than 10% of our revenues for fiscal 2003 and 2002, which represented an aggregate 57% and 42% of total revenues. Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by:

  •
  acquisition of or by our customers;

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

We rely on distribution partners to sell our products in certain markets, and disruptions to or our failure to effectively develop and manage our distribution channel and the processes and procedures that support it could adversely affect our ability to generate revenues from the sale of our products in those markets.

        Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added reseller and distribution partners. A portion of our revenues is derived through distributors, many of which sell competitive products. Our revenues depend in part on the performance of these distributors. The loss of or reduction in sales by these distributors could materially reduce our revenues. If we fail to maintain relationships with these distribution partners, fail to develop new relationships with distributors in new markets, fail to manage, train, or provide incentives to, existing distributors effectively or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results would suffer.

        In addition, we recognize a portion of our revenue based on a sell-through model using information provided by our distributors. If those distributors provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted.

We may face risks associated with our international expansion that could impair our ability to grow our revenues abroad.

        International revenues, primarily attributable to Asia and Europe, were approximately $28.8 million for fiscal 2004 and we intend to expand our sales into international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues. We have limited experience marketing, distributing and supporting our products internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including:

  •
  reliance on distributors and resellers;

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

  •
  political and economic instability.

We may not remain profitable.

        We have incurred significant losses since inception and, as of December 31, 2004, had an accumulated deficit of $784.1 million. While we achieved profitability on an annual basis for the first time in fiscal 2004, we may incur additional net losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

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

  •
  consolidation within the telecommunications industry, including acquisitions of or by our customers, and

  •
  the application of complex revenue recognition accounting rules to our customer arrangements.

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

        Competition in the telecommunications market is intense. This market has historically been dominated by large companies, such as Lucent Technologies, NEC, Nortel Networks and Siemens, all of which are our direct competitors. We also face competition from other large telecommunications and networking companies, including Cisco Systems, some of which have entered our market by acquiring companies that design competing products. Because this market is rapidly evolving, additional competitors with significant financial resources may enter these markets and further intensify competition.

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

        Our products are sophisticated and are designed to be deployed in large and complex networks. Because of the nature of our products, they can only be fully tested when substantially deployed in very large networks with high volumes of traffic. Some of our customers have only recently begun to commercially deploy our products and they may discover errors or defects in the software or hardware, or the products may not operate as expected. As we continue to expand our distribution channel through distributors and resellers, we will need to rely on and support their service and support organizations. If we are unable to fix errors or other performance problems that may be identified after full deployment of our products, we could experience:

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

  •
  network performance penalties.

We have experienced changes in our senior management recently, which could affect our business and operations.

        We have made significant changes in our senior management team recently including the hiring of a new Chief Financial Officer in December 2004. Since April 2004, we have also hired a President and Chief Operating Officer, Chief Marketing Officer and General Manager of Europe, Middle East and Africa, a new Vice President of Finance, Corporate Controller and Chief Accounting Officer. Because of these recent changes, our management team may not be able to work together effectively to successfully develop and implement our business strategies and financial operations. In addition, management will need to devote significant attention and resources to preserve and strengthen relationships with employees, customers and the investor community. If our new management team is unable to achieve these goals, our ability to grow our business and successfully meet operational challenges could be impaired.

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

Failures by our strategic partners or by us in integrating products provided by our strategic partners could seriously harm our business.

        Our solutions include the integration of products supplied by strategic partners, who offer complementary products and services. We rely on these strategic partners in the timely and successful deployment of our solutions to our customers. If the products provided by these partners have defects or do not operate as expected or if we do not effectively integrate and support products supplied by these strategic partners, then we may have difficulty with the deployment of our solutions that may result in:

  •
  loss of, or delay in, revenues;

  •
  increased service, support and warranty costs and a diversion of development resources; and

  •
  network performance penalties.

        In addition to cooperating with our strategic partners on specific customer projects, we also may compete in some areas with these same partners. If these strategic partners fail to perform or choose not to cooperate with us on certain projects, in addition to the effects described above, we could experience:

  •
  loss of customers and market share; and

  •
  a failure to attract new customers or achieve market acceptance for our products.

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

Recent rulemaking by the Financial Accounting Standards Board will require us to expense equity compensation given to our employees and may significantly harm our operating results and may reduce our ability to effectively utilize equity compensation to attract and retain employees.

        We historically have used stock options as a significant component of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that will require companies to record a charge to earnings for employee stock option grants and other equity incentives beginning July 1, 2005. By causing us to incur significantly increased compensation costs, such accounting changes will reduce our reported earnings and may cause us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Each of these results could materially and adversely affect our business.

Regulation of the telecommunications industry could harm our operating results and future prospects.

        The telecommunications industry is highly regulated and our business and financial condition could be adversely affected by the changes in the regulations relating to the telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or delivery of voice services on IP networks. We could be adversely affected by regulation of IP networks and commerce in any country, including the United States, where we operate. Such regulations could include matters such as voice over the Internet or using Internet protocol, encryption technology, and access charges for service providers. The adoption of such regulations could decrease demand for our products, and at the same time increase the cost of selling our products, which could have a material adverse effect on our business, operating result and financial condition.

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

  •
  consolidation in the telecommunications industry;

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report contains forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would" or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other "forward-looking" information. The important factors listed above in the section captioned "Risk Factors," as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause the actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in the risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Management's report on internal control over financial reporting is filed as part of this Annual Report on Form 10-K on page M-1, and the consolidated financial statements of Sonus Networks, Inc. are filed as a part of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2004, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting as described in our accompanying Management Report on Internal Control Over Financial Reporting, our disclosure controls and procedures were not effective as of December 31, 2004 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC's rules and forms.

        In connection with our assessment of the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, we identified and reported to our audit committee and auditors the following material weaknesses in our internal control over financial reporting, as they existed as of December 31, 2004. These material weaknesses include both entity-level control weaknesses as well as weaknesses in process, transaction and application controls as defined in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) criteria. Among these material weaknesses are material weaknesses we had identified in connection with the restatement of our consolidated financial statements for the years ended December 31, 2001 and 2002 and for the first three quarters of 2003, as described in Amendment No. 1 to Form 10-K/A filed with the SEC on July 28, 2004.

        Because of these material weaknesses, we concluded that as of December 31, 2004, our internal control over financial reporting was not effective based on the COSO control criteria. The nature of each of these material weaknesses is described below along with the actual or potential effects on our financial statements issued during the existence of the material weakness, and the remedial measures implemented by us to date, some of which will not in and of themselves remediate the material weaknesses and will require some time to be fully implemented or to take full effect.

        Inadequate entity level controls.    We do not have effective entity level controls as defined in the COSO framework. These weaknesses include (i) weaknesses in the control environment, including the lack of uniform and consistent communication by all members of senior management regarding the importance of controls; lack of adequate controls over authorizations and approvals of transactions and expenditures; lack of effective segregation of duties; and lack of adequate resources in accounting, finance and information systems to ensure that recurring errors are appropriately addressed, (ii) weaknesses in the risk assessment controls, including the lack of adequate mechanisms for anticipating and identifying financial reporting risks; and for reacting to changes in the operating environment that could have a potential effect on financial reporting, (iii) weaknesses over control activities, including the lack of necessary policies and procedures; lack of information systems access and security controls; and lack of adequate controls to safeguard assets, including computer programs and data files, (iv) weaknesses over information and communication controls, including the lack of effective information systems and business processes required to support operations and reporting requirements; lack of adequate controls over changes to financial applications; and lack of adequate communication of employees' duties and control responsibilities, and (v) weaknesses in monitoring controls, including the lack of adequate staffing and procedures to ensure periodic evaluations of internal controls to ensure that appropriate personnel regularly obtain evidence that controls are functioning effectively and that identified control deficiencies are timely remedied. If we were not, or are not in future periods, successful in identifying these control weaknesses, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

  •
  Beginning in the third quarter of 2004, following the filing of our amended fiscal 2003 10-K/A and the identification of material weaknesses in our internal control over financial reporting, executive management has repeatedly and consistently emphasized the importance of systems and controls at its regular company-wide meetings and has been taking steps to eliminate our material weaknesses.

  •
  Starting in 2005, our audit committee meetings will include a discussion on risk management controls and processes to manage business risk.

  •
  To address the lack of adequate accounting and finance resources and lack of effective segregation of duties, and to improve the overall quality and level of experience in our finance and accounting organization, we hired a Chief Financial Officer in December of 2004; during 2004, we also hired a Vice President of Finance, Corporate Controller and Chief Accounting Officer, a Director of Accounting Operations, a Director of Internal Audit and a Director of International Finance (in the fourth quarter of 2004) as well as other personnel into our finance and accounting organization; and since December 31, 2003, we have added fifteen personnel to our accounting and finance department to take separate responsibility for revenue recognition, equity administration, general accounting and financial planning.

  •
  We have completed the process of documenting and testing our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K with the assistance of outside advisors.

  •
  Beginning in the third quarter of 2004, as part of our close process, we began obtaining certifications from our sales force regarding the status of our customer arrangements.

  •
  We have identified a list of key policies and procedures that we expect to create or revise, and we expect to ensure proper communication and training so that they are implemented effectively. Our policy development process has been formalized and aligned with the COSO framework.

  •
  In the fourth quarter of 2004, we engaged an information systems controls consultant to assist us with developing and implementing policies and procedures to improve our information systems.

  •
  We have established cross-functional teams to design changes to our operating business processes.

  •
  Starting in 2005, we require annual certifications from our worldwide employee base of compliance with our code of conduct.

  •
  In the first quarter of 2005, we implemented an annual ethics-training program for the worldwide employee base.

  •
  In 2005, we implemented new security measures to restrict access to our headquarters facility.

        Inadequate business processes and information systems.    Our business processes and information systems are not adequately designed or utilized to effectively support financial reporting requirements. As a result significant manual post-closing procedures, analysis and adjustments are required to accurately and completely publicly report our financial results. We do not have sufficient procedures that ensure these analyses are adequately prepared and reviewed prior to the underlying transactions being posted to the general ledger, which may result in inaccurate balances on the general ledger that are then adjusted. Post-closing adjustments reflected in the accompanying financial statements for the year ended December 31, 2004, had the effect of increasing current assets, increasing non-current assets, decreasing current liabilities and increasing long-term deferred revenue. In addition, they had the effect of decreasing revenue, decreasing cost of revenues, decreasing operating expenses and decreasing net income. If we were not, or are not in future periods, successful in identifying these general ledger-posting adjustments, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

  •
  In the fourth quarter of 2004, we retained third parties to perform a review of our information systems, began to design a plan to enhance our information systems in a way that will improve our ability to account, capture, summarize and report our transactions, and purchased additional software to assist us in doing so.

  •
  During the time that we are improving our information systems, we are conducting additional reviews and procedures in order to enhance the accuracy and completeness of data in manual records and analyses.

        Inadequate revenue recognition procedures and controls.    We do not have adequate procedures and controls to ensure that a) all significant terms of our arrangements with customers are documented and understood to ensure that our revenue recognition criteria are satisfied, b) all undelivered elements have been delivered prior to revenue being recognized, and c) maintenance and service revenue is properly recorded in the correct period. As a result, revenue-related material post-closing adjustments have been posted to our books and records and our financial statements. These adjustments, which are reflected in the accompanying financial statements for the year ended December 31, 2004, had the effect of decreasing revenue, decreasing cost of revenues, increasing accounts receivable, increasing inventory, increasing deferred revenue and decreasing accrued expenses. If we were not, or are not in future periods, successful in identifying these revenue recognition adjustments, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

  •
  In the fourth quarter of 2004, we retained financial and accounting consultants with relevant industry experience to assist us in evaluating our customer arrangements and applying relevant revenue-recognition criteria.

  •
  In the fourth quarter of 2004, we hired a sales operations director.

  •
  In the fourth quarter of 2004, we hired a vice president to lead a bids and proposals group we established to add visibility, structure and consistency to proposals we make for major customer engagements.

  •
  In the fourth quarter of 2004, we conducted training sessions for our sales and marketing, finance and professional services organizations regarding revenue recognition rules and best practices.

  •
  In the fourth quarter of 2004, we continued to implement steps, including changes to our processes and systems, to improve the information flow among the various departments that have a role in the determination of proper revenue recognition

        Inadequate segregation of duties and information systems users.    We do not have adequate procedures and controls in place to ensure proper segregation of duties within the purchasing/payables, billing/collection, payroll and contract approval processes. Information systems end users may also have the ability to gain unauthorized or inappropriate access to our systems. As a result, misappropriation of assets and adjustments in the financial statements could occur and not be prevented or detected by our controls in a timely manner.

  •
  In the fourth quarter of 2004, we made changes in our system access user profiles. In 2005, we conducted a review of roles and responsibilities and user access capabilities in the finance, accounting, purchasing and manufacturing organizations. We have identified certain areas requiring change and are in the process of implementing the changes.

  •
  In 2005, we established a process requiring our human resources department to review and approve all payroll changes.

        Inadequate financial statement preparation and review procedures.    We do not have adequate procedures and controls to ensure that accurate financial statements can be prepared and reviewed on a timely basis, including insufficient a) levels of supporting documentation, b) review and supervision within the accounting and finance departments, c) underlying accurate data to ensure that balances are properly summarized and posted to the general ledger, d) analysis of reserves and accruals, including inventory reserves, warranty accruals and royalty accruals, and e) technical accounting resources. Post-closing adjustments reflected in the accompanying financial statements for the year ended December 31, 2004, had the effect of increasing current assets, increasing non-current assets, decreasing current liabilities and increasing long-term deferred revenue. In addition, they had the effect of decreasing revenue, decreasing cost of revenues, decreasing operating expenses and decreasing net income. If we were not, or are not in future periods, successful in identifying these adjustments, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

  •
  We have begun to identify a list of key policies and procedures needed to improve our financial statement preparation and review process.

  •
  We modified our quarterly financial review process to include formal planning and closing meetings each quarter chaired by our chief accounting officer and attended by a cross section of senior financial management and staff.

  •
  We added to our review procedures on, and documentation of, our accounts, including the preparation of memoranda to support our significant judgments and estimates each quarter.

  •
  To address insufficient technical accounting resources and to improve the overall quality and level of experience in our finance and accounting organization, we have recently hired a Chief Financial Officer (in December of 2004); during 2004, we also hired a Vice President of Finance, Corporate Controller and Chief Accounting Officer, a Director of Internal Audit and a Director of International Finance (in the fourth quarter of 2004) as well as other personnel into our finance and accounting organization; and since December 31, 2003, we have added fifteen personnel to our accounting and finance department to take separate responsibility for revenue recognition, equity administration, general accounting and financial planning.

        Inadequate controls over cash receipts.    We do not have appropriate segregation of responsibilities between custody and recording of cash receipts, or adequate controls to ensure that all invoices paid are timely recorded in our books and records. This could prevent us from recording cash receipts on our accounts receivable accurately and timely. As a result, misappropriation of assets and material misstatements in our financial statements could occur and not be prevented or detected by our controls in a timely manner. If we were not, or are not in future periods, successful in identifying these cash receipt adjustments, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

  •
  In the fourth quarter of 2004, we made changes in our cash receipts processes to segregate the custody of cash receipts from the recording responsibilities. In 2005, we eliminated certain manual aspects of our billing procedures to enhance controls over cash receipts.

        Inadequate controls over equity transactions.    We do not have adequate review and supervision controls or sufficient supporting documentation of equity-related reconciliations and analyses to ensure the proper monitoring of equity transactions. As a result, adjustments in the equity accounts and financial statements could occur.

  •
  We have hired an accountant with equity related experience to focus on our equity transactions and reconciliations.

  •
  We have established a Stock Compensation Committee to coordinate the efforts of our finance, legal and human resources departments in reviewing and addressing stock compensation issues and to assist and make recommendations to the compensation committee of our board of directors on stock compensation issues.

        Inadequate purchasing controls.    We do not have adequate authorization controls and procedures, or proper segregation of duties in our purchasing processes. As a result, misappropriation of assets and material misstatements in our financial statements could occur and not be prevented or detected by our controls in a timely manner. If we were not, or are not in future periods, successful in identifying these, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

  •
  During 2004, we implemented an automated procurement tool, which routes purchasing requests to appropriate levels of management for approval based on an authorization matrix.

        Inadequate controls over inventory and cost of revenues.    We do not have adequate procedures and controls to ensure that cost of revenues transactions are accurately recorded in the correct period, that inventory reserves and valuation accounts are properly analyzed and that any resulting adjusting entries are accurately and timely recorded in our general ledger. As a result, material post-closing adjustments have been posted to our general ledger. Post-closing adjustments reflected in the accompanying financial statements for the year ended December 31, 2004, had the effect of decreasing cost of revenues, increasing net income and increasing inventory.

  •
  During 2004, we hired a cost accountant who handles inventory accounting.

  •
  During 2004, we implemented detailed analytical and review procedures designed to assess proper valuation of inventory.

        Inadequate information systems procedures and controls.    We do not have adequate procedures and controls over our information systems control environment, including controls to ensure that changes to financial applications are properly authorized and tested and that access to our information systems and financial applications are appropriately restricted. Therefore, we are not able to place reliance on our information systems' application controls and the resulting data. As a result, financial statement accounts may contain errors that have not been prevented or detected by our controls in a timely manner. If we were not, or are not in future periods, successful in identifying these adjustments, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

  •
  In the fourth quarter of 2004, we have engaged an information systems controls consultant to assist us with developing and implementing policies and procedures to improve our information systems. A detailed work plan is in place and being managed to ensure that required controls will be implemented, monitored and tested. While our improved systems functionality is under development, we are conducting additional reviews and procedures intended to enhance the accuracy and completeness of data in manual sub-ledgers and analyses.

  •
  In the fourth quarter of 2004, we updated our information systems user profiles to improve access controls.

        During the fiscal quarter ended December 31, 2004, we have made changes, described above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 240.13a-15(f) and 240.15d-15(f) of the Exchange Act).

        We continue to plan additional changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting, which we expect to implement including:

  •
  To improve our entity level controls, we are focused on increasing the clarity and uniformity of communications by senior management of the importance of internal controls, establishing adequate mechanisms to anticipate and identify financial reporting risks, establishing further controls over authorizations and approvals of transactions and expenditures, and addressing any remaining needs for staffing and segregation of duties in accounting, finance and information systems. As part of doing so, we are continuing to revise or create, as the case may be, policies and procedures for key business processes and functions and establishing proper systems access and controls. We also expect to develop and conduct a controls awareness-training program for all employees as well as to conduct annually ethics training for, and obtain code of conduct certificates of compliance from, all employees to improve our controls environment. We expect to utilize our internal audit function to conduct periodic evaluations of whether internal controls are functioning effectively.

  •
  To improve our business processes and information systems, we are focused on completing the design and implementation of a plan to enhance our information systems to assist us with capturing, summarizing and reporting our transactions. We expect this will include additional enhancements to our information systems.

  •
  To improve our revenue recognition procedures, we are focused on continuing to implement processes to improve communication among our various functional groups, which include sales, manufacturing, customer support, engineering, accounting, and legal, during the contract negotiation, implementation and fulfillment phases. We expect that through improved communications all significant terms of our arrangements with customers will be documented and understood by the individuals necessary to ensure that our revenue recognition criteria our satisfied, all undelivered elements will be delivered prior to revenue being recognized, and maintenance and service revenue will be properly recorded in the correct period.

  •
  We are focused on continuing to make changes as needed to ensure proper segregation of duties. We also expect to continue with the implementation of the changes we began in the fourth quarter of 2004 to tie user access to our information systems to user needs based upon the roles and responsibilities of the user.

  •
  To improve our financial statement preparation and review procedures, we are focused on assessing the adequacy of key policies and procedures needed to ensure that accurate financial statements can be prepared and reviewed on a timely basis, and implementing the most critical key policies and procedures. We also expect to be implementing a report-writer that will enable us to produce timely supporting analyses for our financial statement accounts. We expect to continue to assess our accounting, finance and information systems resource requirements and recruit additional technical resources as required.

  •
  To further improve our controls over cash receipts we are focused on making additional changes as we may deem necessary.

  •
  We are focused on further documenting, testing and monitoring the equity transactions procedures and controls that we implemented in the third quarter of 2004 to determine it they are operating effectively and, if warranted, implement additional procedures.

  •
  To improve our purchasing controls, we are focused on expanding the use of our automated procurement tool to cover all our purchasing activities to ensure that the appropriate levels of management approval have been obtained.

  •
  To improve our controls and procedures over inventory and cost of sale transactions, we are focused on the implementation of systems-based solutions to ensure that transactions are accurately recorded in the correct period and that inventory is properly valued.

  •
  To improve our information systems procedures and controls, we are focused on evaluating necessary changes and implementing the policies and procedures required to ensure that changes to financial applications are properly authorized and tested and that access to our information systems and financial applications are appropriately restricted.

        Prior to the remediation of these material weaknesses, there remains risk that the transitional controls, described below, on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement.

        We currently are designing and implementing a new controls environment intended to address the material weaknesses described above in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. While this design and implementation phase is underway, we are relying on extensive manual procedures, including regular reviews and the significant utilization of outside accounting professionals, to assist us with meeting the objectives otherwise fulfilled by an effective controls environment. We expect to establish and implement a policy-based system of controls. While we are undertaking the design and implementation of our controls environment, there remains risk that the transitional controls on which we are currently relying will fail to be sufficiently effective. We also note, however, that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must include an assessment of the costs and related risks associated with the control and the purpose for which it was intended. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of our financial statements.

        The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual

Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning (i) the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting, referred to in paragraph 5 of the certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        A portion of the information required by this Item 10 is included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant" and is incorporated herein by reference. The remaining information required by this Item 10 is included under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Business Conduct and Ethics" and "Board Meetings and Committees" in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

        The information required by this Item 11 is included under the captions "Director Compensation," "Summary of Executive Compensation and Related Information" and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this Item 12 is included under the captions "Beneficial Ownership of Securities" and "Equity Compensation Plan Information" in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this Item 13 is included, as applicable, under the captions "Employment Agreement" and "Indemnification Agreements" in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information required by this Item 14 is included under the captions "Fees for Independent Auditors during Fiscal Years Ended December 31, 2004 and 2003" and "Policy on Audit Committee Pre-approval of Audit and Non-audit Services" in our definitive Proxy Statement with respect to our 2005 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this Annual Report on Form 10-K:

1)    Financial Statements.

        The following consolidated financial statements and notes thereto are included in Part II, Item 8 filed as part of this report:

  •
  Reports of Independent Registered Public Accounting Firm

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Chelmsford, Commonwealth of Massachusetts, on this 15th day of March, 2005.

SONUS NETWORKS, INC.
By:	/s/ HASSAN M. AHMED Hassan M. Ahmed Chairman of the Board of Directors and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HASSAN M. AHMED Hassan M. Ahmed	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 15, 2005
/s/ ELLEN B. RICHSTONE Ellen B. Richstone	Chief Financial Officer (Principal Financial Officer)	March 15, 2005
/s/ BRADLEY T. MILLER Bradley T. Miller	Vice President of Finance, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2005
/s/ ALBERT A. NOTINI Albert A. Notini	President and Chief Operating Officer, and Director	March 15, 2005
/s/ EDWARD T. ANDERSON Edward T. Anderson	Director	March 15, 2005
/s/ JOHN P. CUNNINGHAM John P. Cunningham	Director	March 15, 2005
/s/ PAUL J. FERRI Paul J. Ferri	Director	March 15, 2005
/s/ RUBIN GRUBER Rubin Gruber	Director	March 15, 2005
/s/ PAUL J. SEVERINO Paul J. Severino	Director	March 15, 2005
/s/ H. BRIAN THOMPSON H. Brian Thompson	Director	March 15, 2005

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        Based on our assessment, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2004. As defined in the COSO framework, these material weaknesses include both entity-level control weaknesses as well as weaknesses in process, transaction and application controls. The nature of each of these material weaknesses in our internal control over financial reporting is described below along with the actual or potential effects on our financial statements issued during the existence of the material weakness.

        1. Inadequate entity-level controls.    We do not have effective entity level controls as defined in the COSO framework. These weaknesses include the following:

    •
    Weaknesses in the control environment, including the lack of uniform and consistent communication by all members of senior management regarding the importance of controls; lack of adequate controls over authorizations and approvals of transactions and expenditures; lack of effective segregation of duties; and lack of adequate resources in accounting, finance and information systems to ensure that recurring errors are appropriately addressed.

    •
    Weaknesses in the risk assessment controls, including the lack of adequate mechanisms for anticipating and identifying financial reporting risks; and for reacting to changes in the operating environment that could have a potential effect on financial reporting.

    •
    Weaknesses over control activities including, the lack of necessary policies and procedures; lack of information systems access and security controls; and lack of adequate controls to safeguard assets, including computer programs and data files.

    •
    Weaknesses over information and communication controls, including the lack of effective information systems and business processes required to support operations and reporting requirements; lack of adequate controls over changes to financial applications; and lack of adequate communication of employees' duties and control responsibilities.

    •
    Weaknesses in monitoring controls including, the lack of adequate staffing and procedures to ensure periodic evaluations of internal controls to ensure that appropriate personnel regularly obtain evidence that controls are functioning effectively and that identified control deficiencies are timely remedied.

        If we were not, or are not in future periods, successful in identifying these control weaknesses, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

        2. Inadequate business processes and information systems.    Our business processes and information systems are not adequately designed or utilized to effectively support financial reporting requirements. As a result significant manual post-closing procedures, analysis and adjustments are required to accurately and completely publicly report our financial results. We do not have sufficient procedures that ensure these analyses are adequately prepared and reviewed prior to the underlying transactions being posted to the general ledger, which may result in inaccurate balances on the general ledger that are then adjusted. Post-closing adjustments reflected in the accompanying financial statements for the year ended December 31, 2004, had the effect of increasing current assets, increasing non-current assets, decreasing current liabilities and increasing long term deferred revenue. In addition, they had the effect of decreasing revenue, decreasing cost of revenues, decreasing operating expenses and decreasing net income. If we were not, or are not in future periods, successful in identifying these general ledger-posting adjustments, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

        3. Inadequate revenue recognition procedures and controls.    We do not have adequate procedures and controls to ensure that a) all significant terms of our arrangements with customers are documented and understood to ensure that our revenue recognition criteria are satisfied, b) all undelivered elements have been delivered prior to revenue being recognized, and c) maintenance and service revenue is properly recorded in the correct period. As a result, revenue-related material post-closing adjustments have been posted to our books and records and our financial statements. These adjustments, which are reflected in the accompanying financial statements for the year ended December 31, 2004, had the effect of decreasing revenue, decreasing cost of revenues, increasing accounts receivable, increasing inventory, increasing deferred revenue and decreasing accrued expenses. If we were not, or are not in future periods, successful in identifying these revenue recognition adjustments, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

        4. Inadequate segregation of duties and information systems users.    We do not have adequate procedures and controls in place to ensure proper segregation of duties within the purchasing/payables, billing/collection, payroll and contract approval processes. Information systems end users may also have the ability to gain unauthorized or inappropriate access to our systems. As a result, misappropriation of assets and adjustments in the financial statements could occur and not be prevented or detected by our controls in a timely manner.

        5. Inadequate financial statement preparation and review procedures.    We do not have adequate procedures and controls to ensure that accurate financial statements can be prepared and reviewed on a timely basis, including insufficient a) levels of supporting documentation, b) review and supervision within the accounting and finance departments, c) underlying accurate data to ensure that balances are properly summarized and posted to the general ledger, d) analysis of reserves and accruals, including inventory reserves, warranty accruals and royalty accruals, and e) technical accounting resources. Post-closing adjustments reflected in the accompanying financial statements for the year ended December 31, 2004, had the effect of increasing current assets, increasing non-current assets, decreasing current liabilities and increasing long term deferred revenue. In addition, they had the effect of decreasing revenue, decreasing cost of revenues, decreasing operating expenses and decreasing net income. If we were not, or are not in future periods, successful in identifying these adjustments, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

        6. Inadequate controls over cash receipts.    We do not have appropriate segregation of responsibilities between custody and recording of cash receipts, or adequate controls to ensure that all invoices paid are timely recorded in our books and records. This could prevent us from recording cash receipts on our accounts receivable accurately and timely. As a result, misappropriation of assets and material misstatements in our financial statements could occur and not be prevented or detected by our controls in a timely manner. If we were not, or are not in future periods, successful in identifying these cash receipt adjustments, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

        7. Inadequate controls over equity transactions.    We do not have adequate review and supervision controls or sufficient supporting documentation of equity-related reconciliations and analyses to ensure the proper monitoring of equity transactions. As a result, adjustments in the equity accounts and financial statements could occur.

        8. Inadequate purchasing controls.    We do not have adequate authorization controls and procedures, or proper segregation of duties in our purchasing processes. As a result, misappropriation of assets and material misstatements in our financial statements could occur and not be prevented or detected by our controls in a timely manner. If we were not, or are not in future periods, successful in identifying these, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

        9. Inadequate controls over inventory and cost of revenues.    We do not have adequate procedures and controls to ensure that cost of revenues transactions are accurately recorded in the correct period, that inventory reserves and valuation accounts are properly analyzed and that any resulting adjusting entries are accurately and timely recorded in our general ledger. As a result, material post-closing adjustments have been posted to our general ledger. Post-closing adjustments reflected in the accompanying financial statements for the year ended December 31, 2004, had the effect of decreasing cost of revenues, increasing net income and increasing inventory.

        10. Inadequate information systems procedures and controls.    We do not have adequate procedures and controls over our information systems control environment, including controls to ensure that changes to financial applications are properly authorized and tested and that access to our information systems and financial applications are appropriately restricted. Therefore, we are not able to place reliance on our information systems' application controls and the resulting data. As a result, financial statement accounts may contain errors that have not been prevented or detected by our controls in a timely manner. If we were not, or are not in future periods, successful in identifying these adjustments, our quarterly or annual financial statements could be materially misstated, which could require a restatement.

        Because of the material weakness described above, management concluded that, as of December 31, 2004, our internal control over financial reporting was not effective based on the COSO criteria.

        Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included on page F-3 of this Annual Report on Form 10-K.

SONUS NETWORKS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sonus Networks, Inc.:

        We have audited the accompanying consolidated balance sheets of Sonus Networks, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonus Networks, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sonus Networks, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP
Boston, Massachusetts March 14, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sonus Networks, Inc.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Sonus Networks, Inc. and subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the ten material weaknesses identified in management's assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sonus Networks, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following ten material weaknesses have been identified and included in management's assessment:

1.
Inadequate entity-level controls.    The Company does not have effective entity level controls as defined in the COSO framework. These weaknesses include the following:

  •
  Weaknesses in the control environment, including the lack of uniform and consistent communication by all members of senior management regarding the importance of controls; lack of adequate controls over authorizations and approvals of transactions and expenditures; lack of effective segregation of duties; and lack of adequate resources in accounting, finance and information systems to ensure that recurring errors are appropriately addressed.

    •
    Weaknesses in the risk assessment controls, including the lack of adequate mechanisms for anticipating and identifying financial reporting risks; and for reacting to changes in the operating environment that could have a potential effect on financial reporting.

    •
    Weaknesses over control activities, including the lack of necessary policies and procedures; lack of information systems access and security controls; and lack of adequate controls to safeguard assets, including computer programs and data files.

    •
    Weaknesses over information and communication controls, including the lack of effective information systems and business processes required to support operations and reporting requirements; lack of adequate controls over changes to financial applications; and lack of adequate communication of employees' duties and control responsibilities.

    •
    Weaknesses in monitoring controls, including the lack of adequate staffing and procedures to ensure periodic evaluations of internal controls to ensure that appropriate personnel regularly obtain evidence that controls are functioning effectively and that identified control deficiencies are timely remedied.

2.
Inadequate business processes and information systems.    The Company's business processes and information systems are not adequately designed or utilized to effectively support financial reporting requirements. Significant manual post-closing procedures, analysis and adjustments are required to accurately and completely publicly report financial results. The Company does not have sufficient procedures to ensure these analyses are adequately prepared and reviewed prior to the underlying transactions being posted to the general ledger, which may result in inaccurate balances on the general ledger that are then adjusted. Post-closing adjustments reflected in the accompanying financial statements for the year ended December 31, 2004, had the effect of increasing current assets, increasing non-current assets, decreasing current liabilities and increasing long term deferred revenue. In addition, they had the effect of decreasing revenue, decreasing cost of revenues, decreasing operating expenses and decreasing net income.

3.
Inadequate revenue recognition procedures and controls.    The Company does not have adequate procedures and controls to ensure that a) all significant terms of its arrangements with customers are documented and understood to ensure that revenue recognition criteria are satisfied, b) all undelivered elements have been delivered prior to revenue being recognized, and c) maintenance and service revenue is properly recorded in the correct period. As a result, revenue-related material post-closing adjustments have been posted to its books and records and its financial statements. These adjustments, which are reflected in the accompanying financial statements for the year ended December 31, 2004, had the effect of decreasing revenue, decreasing cost of revenues, increasing accounts receivable, increasing inventory, increasing deferred revenue and decreasing accrued expenses.

4.
Inadequate segregation of duties and information systems users.    The Company does not have adequate procedures and controls in place to ensure proper segregation of duties within the purchasing/payables, billing/collection, payroll and contract approval processes. Information systems end users may also have the ability to gain unauthorized or inappropriate access to its systems. As a result, misappropriation of assets and adjustments in the financial statements could occur and not be prevented or detected by the Company's controls in a timely manner.

5.
Inadequate financial statement preparation and review procedures.    The Company does not have adequate procedures and controls to ensure that accurate financial statements can be prepared and reviewed on a timely basis, including insufficient a) levels of supporting documentation, b) review and supervision within the accounting and finance departments, c) underlying accurate data to ensure that balances are properly summarized and posted to the general ledger, d) analysis of reserves and accruals, including inventory reserves, warranty accruals and royalty accruals, and e) technical accounting resources. Post-closing adjustments reflected in the accompanying financial statements for the year ended December 31, 2004, had the effect of increasing current assets, increasing non-current assets, decreasing current liabilities and increasing long term deferred revenue. In addition, they had the effect of decreasing revenue, decreasing cost of revenues, decreasing operating expenses and decreasing net income.

6.
Inadequate controls over cash receipts.    The Company does not have appropriate segregation of responsibilities between custody and recording of cash receipts, or adequate controls to ensure that all invoices paid are timely recorded in its books and records. This could prevent the Company from recording cash receipts on its accounts receivable, accurately and timely. As a result, misappropriation of assets and material misstatements in its financial statements could occur and not be prevented or detected by the Company's controls in a timely manner.

7.
Inadequate controls over equity transactions.    The Company does not have adequate review and supervision controls or sufficient supporting documentation of equity-related reconciliations and analyses to ensure the proper monitoring of equity transactions. As a result, adjustments in the equity accounts and financial statements could occur.

8.
Inadequate purchasing controls.    The Company does not have adequate authorization controls and procedures, or proper segregation of duties in its purchasing processes. As a result, misappropriation of assets and material misstatements in its financial statements could occur and not be prevented or detected by the Company's controls in a timely manner.

9.
Inadequate controls over inventory and cost of revenues.    The Company does not have adequate procedures and controls to ensure that cost of revenues transactions are accurately recorded in the correct period, that inventory reserves and valuation accounts are properly analyzed and that any resulting adjusting entries are accurately and timely recorded in its general ledger. As a result, material post-closing adjustments have been posted to its general ledger. Post-closing adjustments reflected in the accompanying financial statements for the year ended December 31, 2004, had the effect of decreasing cost of revenues, increasing net income and increasing inventory.

10.
Inadequate information systems procedures and controls.    The Company does not have adequate procedures and controls over its information systems control environment, including controls to ensure that changes to financial applications are properly authorized and tested and that access to its information systems and financial applications are appropriately restricted. Therefore, the Company is not able to place reliance on its information systems' application controls and the resulting data. As a result, financial statement accounts may contain errors that have not been prevented or detected by the Company's controls in a timely manner.

        These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2004 financial statements, and this report does not affect our report dated March 14, 2005 on those financial statements.

        In our opinion, management's assessment that Sonus Networks, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Sonus Networks, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

/s/ Ernst & Young LLP
Boston, Massachusetts March 14, 2005

SONUS NETWORKS, INC.

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$121,931	$133,715
Marketable securities	170,145	171,677
Accounts receivable, net	32,486	23,754
Inventory, net	28,346	13,739
Other current assets	10,891	6,935

Total current assets	363,799	349,820
Property and equipment, net	8,217	5,009
Purchased intangible assets, net	—	2,402
Long-term investments	21,029	—
Other assets	783	1,193

	$393,828	$358,424

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,654	$3,248
Accrued expenses	18,240	22,165
Accrued restructuring expenses	186	565
Current portion of deferred revenue	65,105	62,698
Current portion of long-term liabilities	30	182

Total current liabilities	92,215	88,858
Long-term deferred revenue, net of current portion	25,960	24,302
Long-term liabilities, net of current portion	613	829
Convertible subordinated note	10,000	10,000
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 249,755,118 and 247,146,477 shares issued and 247,458,208 and 244,849,567 shares outstanding at December 31, 2004 and 2003	250	247
Capital in excess of par value	1,049,142	1,043,581
Accumulated deficit	(784,085)	(808,562)
Deferred compensation	—	(564)
Treasury stock, at cost; 2,296,910 common shares at December 31, 2004 and 2003	(267)	(267)

Total stockholders' equity	265,040	234,435

	$393,828	$358,424

The accompanying notes are an integral part of these consolidated financial statements.

SONUS NETWORKS, INC.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year ended December 31,
	2004	2003	2002
Revenues:
Product	$124,087	$60,851	$68,572
Service	46,651	32,359	25,345

Total revenues	170,738	93,210	93,917
Cost of revenues(1):
Write-off of inventory and purchase commitments	—	—	6,130
Product	32,911	23,575	33,573
Service	17,656	14,334	11,873

Total cost of revenues	50,567	37,909	51,576

Gross profit	120,171	55,301	42,341
Operating expenses:
Research and development(1)	36,174	32,190	44,591
Sales and marketing(1)	34,969	23,169	27,786
General and administrative(1)	24,595	10,475	5,248
Stock-based compensation	671	3,418	16,871
Amortization of goodwill and purchased intangible assets	2,402	2,408	4,229
Write-off of goodwill and purchased intangible assets	—	—	10,950
Restructuring charges	—	—	7,739

Total operating expenses	98,811	71,660	117,414

Income (loss) from operations	21,360	(16,359)	(75,073)
Interest expense	(479)	(610)	(676)
Interest income	4,283	2,135	1,994

Income (loss) before income taxes	25,164	(14,834)	(73,755)
Provision for income taxes	687	302	86

Net income (loss)	$24,477	$(15,136)	$(73,841)

Net income (loss) per share:
Basic	$0.10	$(0.07)	$(0.39)

Diluted	$0.10	$(0.07)	$(0.39)

Shares used in computing net income (loss) per share:
Basic	245,830	220,696	191,008

Diluted	253,816	220,696	191,008

(1)
Excludes non-cash, stock-based compensation expense as follows:

Cost of revenues	$18	$45	$235
Research and development	240	1,180	8,930
Sales and marketing	311	1,542	4,941
General and administrative	102	651	2,765

	$671	$3,418	$16,871

The accompanying notes are an integral part of these consolidated financial statements.

SONUS NETWORKS, INC.

Consolidated Statements of Stockholders' Equity

	Common Stock
						Treasury Stock
		Par Value	Capital in Excess of Par Value	Accumulated Deficit	Deferred Compensation			Total Stockholders' Equity
	Shares					Shares	Cost
Balance, December 31, 2001	205,191,210	$205	$859,105	$(719,585)	$(29,075)	1,013,750	$(84)	$110,566
Issuance of common stock in connection with employee stock purchase plan	1,199,247	2	2,841	—	—	—	—	2,843
Exercise of stock options	475,901	—	159	—	—	—	—	159
Amortization of deferred compensation	—	—	—	—	21,607	—	—	21,607
Compensation expense related to modifications of stock awards	—	—	190	—	—	—	—	190
Deferred compensation for terminated employees	—	—	(8,735)	—	3,809	—	—	(4,926)
Repurchase of common stock	—	—	—	—	—	1,253,060	(177)	(177)
Net loss	—	—	—	(73,841)	—	—	—	(73,841)

Balance, December 31, 2002	206,866,358	207	853,560	(793,426)	(3,659)	2,266,810	(261)	56,421
Sale of common stock, net of issuance costs of $9,932	37,000,000	37	182,781	—	—	—		182,818
Issuance of common stock in connection with employee stock purchase plan	1,085,750	1	965	—	—	—	—	966
Exercise of stock options	2,194,369	2	5,952	—	—	—	—	5,954
Amortization of deferred compensation	—	—	—	—	3,039	—	—	3,039
Deferred compensation for terminated employees	—	—	(285)	—	56	—	—	(229)
Compensation expense related to issuance of common stock options to non-employees and modifications of stock awards	—	—	608	—	—	—	—	608
Repurchase of common stock	—	—	—	—	—	30,100	(6)	(6)
Net loss	—	—	—	(15,136)	—	—	—	(15,136)

Balance, December 31, 2003	247,146,477	247	1,043,581	(808,562)	(564)	2,296,910	(267)	234,435
Issuance of common stock in connection with employee stock purchase plan	1,384,356	2	1,719	—	—	—	—	1,721
Exercise of stock options	1,224,285	1	3,668	—	—	—	—	3,669
Amortization of deferred compensation	—	—	—	—	564	—	—	564
Compensation expense related to modifications of stock awards	—	—	107	—	—	—	—	107
Tax benefit from stock options exercised	—	—	67	—	—	—	—	67
Net income	—	—	—	24,477	—	—	—	24,477

Balance, December 31, 2004	249,755,118	$250	$1,049,142	$(784,085)	$—	2,296,910	$(267)	$265,040

The accompanying notes are an integral part of these consolidated financial statements.

SONUS NETWORKS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$24,477	$(15,136)	$(73,841)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,796	9,724	15,415
Tax benefit from stock options exercised	67	—	—
Write-off of inventory	—	—	6,130
Stock-based compensation	671	3,418	16,871
Amortization of goodwill and purchased intangible assets	2,402	2,408	4,229
Write-off of goodwill and purchased intangible assets	—	—	10,950
Changes in current assets and liabilities:
Accounts receivable	(8,732)	(19,132)	6,059
Inventory	(14,607)	(3,290)	19,853
Other current assets	(3,956)	(3,419)	2,792
Accounts payable	5,406	(377)	(8,646)
Accrued expenses	(4,490)	3,381	(7,657)
Deferred revenue	4,065	27,248	(649)

Net cash provided by (used in) operating activities	11,099	4,825	(8,494)

Cash flows from investing activities:
Net purchases of property and equipment	(9,004)	(3,187)	(3,418)
Maturities of marketable securities	162,547	19,538	58,524
Purchases of marketable securities	(182,044)	(130,355)	(43,440)
Other assets	410	(757)	(66)

Net cash (used in) provided by investing activities	(28,091)	(114,761)	11,600

Cash flows from financing activities:
Net proceeds from sale of common stock to public	—	182,818	—
Sale of common stock in connection with employee stock purchase plan	1,721	966	2,843
Proceeds from exercise of stock options	3,669	5,954	159
Additions to long-term liabilities	—	—	3,300
Payments of long-term liabilities	(182)	(3,359)	(1,022)
Repurchase of common stock	—	(6)	(177)

Net cash provided by financing activities	5,208	186,373	5,103

Net (decrease) increase in cash and cash equivalents	(11,784)	76,437	8,209
Cash and cash equivalents, beginning of year	133,715	57,278	49,069

Cash and cash equivalents, end of year	$121,931	$133,715	$57,278

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$479	$610	$676
Cash paid for taxes	$441	$91	$63

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

  (b) Use of Estimates and Judgments

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these financial statements include revenue recognition for multiple element arrangements, allowances for doubtful accounts, estimated fair value of investments, inventory reserves, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets and goodwill, restructuring and other related charges, contingencies associated with revenue contracts, contingent liabilities, and recoverability of Sonus' net deferred tax assets and related valuation allowance. Although Sonus regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. Sonus bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from Sonus' estimates if past experience or other assumptions do not turn out to be substantially accurate.

  (c) Cash Equivalents, Marketable Securities and Long-Term Investments

        Cash equivalents are stated at cost plus accrued interest, which approximates market value, and have maturities of three months or less at the date of purchase.

        Marketable securities are classified as held-to-maturity, as Sonus has the intent and ability to hold to maturity. Marketable securities are reported at amortized cost. Cash equivalents and marketable securities are invested in high quality credit instruments, primarily U.S. Government, municipal and corporate obligations with remaining contractual maturities of less than one year. There have been no material gains or losses to date.

        Long-term investments consist of high-quality credit instruments, primarily U.S. Government and corporate obligations with remaining maturities of greater than one year as of the balance sheet date.

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

        For the years ended December 31, 2004, 2003 and 2002, two and four customers and one customer, each of whom contributed more than 10% of revenues, accounted for an aggregate of 29%, 57% and 42% of revenues. The following customers contributed 10% or more of Sonus' revenues in the years ended December 31, 2004, 2003 and 2002:

Customer	2004	2003	2002
Qwest Communications	17%	18%	42%
Verizon Global Networks	*	15	*
AT&T Wireless Services/Cingular	*	13	—
Global Crossing	12	11	*

*
Represents less than 10% of revenues.

        As of December 31, 2004 and 2003, two and four customers each accounted for an aggregate of 53% and 68% of Sonus' accounts receivable balance. Sonus performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Sonus maintains an allowance for potential doubtful accounts and such losses have been within management's expectations.

        International revenues, primarily from Asia and Europe, were 17%, 21% and 18% of revenues for the years ended December 31, 2004, 2003 and 2002.

        Certain components and software licenses from third parties used in Sonus' products are procured from a single source. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus' delivery of products and thereby materially adversely affect Sonus' revenues and operating results.

  (e) Foreign Currency Translation

        Sonus' customer contracts are primarily denominated in U.S. dollars. Expenses denominated in foreign currencies are translated at average exchange rates for the period. For non-U.S. subsidiaries, which operate in a local currency environment, assets and liabilities are translated at period-end exchange rates. Translation adjustments were not material for any period presented.

  (f) Unearned Accounts Receivable

        Unearned accounts receivable represents products shipped to customers where Sonus has a contractual right to bill the customer and collectibility is probable under ordinary collection terms prior to satisfying Sonus' revenue recognition criteria.

  (g) Inventory

        Inventory is stated at the lower of cost (first-in, first-out basis) or net realizable value and consists of final assembly materials and finished goods.

        Unearned inventory represents deferred cost of revenues prior to satisfaction of Sonus' revenue recognition criteria.

  (h) Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of the related assets, which range from two to five years. Leasehold improvements are amortized over the lesser of the life of the lease or five years. When an item is sold or retired, the cost and related accumulated depreciation is relieved, and the resulting gain or loss, if any, is recognized in the statement of operations.

  (i) Goodwill and Purchased Intangible Assets

        Sonus accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. All remaining goodwill was written off in impairment charges recorded in 2002.

        In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. Factors Sonus considers important which could trigger an impairment review include:

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

        As of December 31, 2004, Sonus' purchased intangible assets were fully amortized and had no net book value. As of December 31, 2003, Sonus had $2.4 million of intangible assets. Amortization was computed over the estimated useful lives of the respective assets.

  (j) Other Assets

        Other assets are deposits for leased facilities.

  (k) Revenue Recognition

        Sonus recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility of the related receivable is probable. When Sonus has future obligations, including a requirement to deliver additional elements which are essential to the functionality of the delivered elements or for which vendor specific objective evidence of fair value (VSOE) does not exist or customer acceptance is required, Sonus defers revenue recognition and related costs until those obligations are satisfied. The ordering patterns and sales lead times associated with customer orders may vary significantly from period to period.

        Many of Sonus' sales are generated from complex contractual arrangements, which require significant revenue recognition judgments, particularly in the case of multiple element arrangements. When a sale involves multiple elements, such as products, maintenance or professional services, Sonus allocates the entire sales price to each respective element based on VSOE or using the residual method when VSOE cannot be established for a single delivered element in the arrangement. Sonus then recognizes revenue on each element in accordance with its policies for product or service revenue recognition. Sonus determines VSOE based upon the price charged when the same element is sold separately. If Sonus cannot establish VSOE for each undelivered element, it defers revenue recognition on the entire arrangement until the earlier of the establishment of VSOE or delivery of the undelivered element.

        In addition, if an arrangement with a customer includes a specified upgrade right for which VSOE cannot be established, Sonus defers all revenue related to the arrangement until the earlier of the delivery of the specified upgrade or the establishment of VSOE for the specified upgrade. Sonus has concluded that a specified upgrade exists if it is included in the customer contract or otherwise becomes part of the arrangement with the customer. Sonus has concluded that communications with customers in the normal course of business regarding customer feature requests and Sonus' product plans do not create specified upgrade rights.

        Maintenance and support services are recognized ratably over the life of the maintenance and support service period, which typically is one year when the services are sold separately and up to five years when the fees for the services are bundled with the product fees as part of a multiple element arrangement, following recognition of the related product revenue. Maintenance and support services include telephone support and unspecified rights to product upgrades and enhancements. Maintenance and support VSOE represents a consistent percentage of the sales prices charged to customers. The application of judgment could affect the continued determination of maintenance and support VSOE and Sonus' ability to recognize revenue using the residual method.

        Installation service revenues are typically recognized at the time of the related product revenue recognition as installation is typically complete by such time. Professional services are typically recognized as the services are performed.

        Sonus sells the majority of its products directly to end-users. For products sold through resellers and distributors, Sonus recognizes revenue on a sell-through method utilizing information provided to Sonus from its resellers and distributors.

        Sonus records deferred revenue for product shipped to customers and related services where amounts are billed pursuant to a contractual right and collection is probable, or collected, in the ordinary course of business if the revenue recognition criteria have not been satisfied. Deferred revenues include customer deposits and amounts associated with maintenance contracts. Deferred revenues not expected to be recognized as revenue within one year of the balance sheet date are classified as long-term deferred revenues.

        Sonus defers recognition of incremental direct costs, such as cost of goods, royalties, commissions and third-party installation costs, until satisfaction of the criteria for recognition of the related revenue.

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

        Sonus has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees and shares purchased under the 2000 Employee Stock Purchase Plan (ESPP) using the Black Scholes option-pricing model. In valuing the stock options granted, Sonus used an assumed risk-free interest rate of 3.0%-3.65% for 2004 and 3% for both 2003 and 2002, volatility of 124%-128% for 2004, 137% for 2003 and 150% for 2002 and an expected life ranging from three to five years, with the assumption that dividends will not be paid. In valuing the ESPP, Sonus used an assumed risk-free interest rate of 1.0%-3.0% for 2004, 1.1%-4.7% for 2003 and 1.6%-6.8% for 2002, volatility of 26%-164% for 2004, 137%-150% for 2003 and 80%-150% for 2002 and an expected life ranging from six months to two years, with the assumption that dividends will not be paid. The pro forma information is as follows:

	Year ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Net income (loss)
As reported	$24,477	$(15,136)	$(73,841)
Plus: Employee stock-based compensation expense included in net income (loss) under intrinsic value method related to options	570	2,589	6,109
Less: Employee stock-based compensation under fair value method	(48,022)	(43,404)	(46,116)

Pro forma	$(22,975)	$(55,951)	$(113,848)

Basic and diluted net income (loss) per share—
As reported	$0.10	$(0.07)	$(0.39)
Pro forma	(0.09)	(0.25)	(0.60)

        Beginning on July 1, 2005, Sonus will no longer make this pro forma disclosure for stock-based compensation as Sonus is required to adopt SFAS 123(R), Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant in fiscal periods beginning after June 15, 2005.

  (n) Comprehensive Net Income (Loss)

        Sonus applies SFAS No. 130, Reporting Comprehensive Income. The comprehensive net income (loss) for the years ended December 31, 2004, 2003 and 2002 does not differ from the reported loss.

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

Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of unrestricted common stock and dilutive potential common shares outstanding based on the average market price of Sonus' common stock under the treasury stock method. Dilutive potential common shares consist of restricted common stock and common stock issuable upon the exercise of stock options and conversion of a convertible subordinated note.

        The following table sets forth the computation of shares used in calculating the net income (loss) per share, in thousands:

	Year ended December 31,
	2004	2003	2002
Weighted average common shares outstanding	246,175	224,529	203,358
Less weighted average restricted common shares outstanding	(345)	(3,833)	(12,350)

Shares used in computing basic net per share calculation	245,830	220,696	191,008
Add effect of dilutive potential common shares	7,986	—	—

Shares used in dilutive per share calculation	253,816	220,696	191,008

        Excluded from the shares used in the calculations above are options to purchase shares of common stock and shares of common stock issuable upon conversion of convertible subordinated notes representing an aggregate of 3,890,329, 28,469,634 and 12,746,113 as of December 31, 2004, 2003 and 2002, as their effects would have been anti-dilutive.

  (r) Loss Contingencies

        Loss Contingencies and Reserves.    Sonus is subject to ongoing business risks arising in the ordinary course of business that affect the estimation process of the carrying value of assets, the recording of liabilities and the possibility of various loss contingencies. Under SFAS No. 5, Accounting for Contingencies, an estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. Sonus regularly evaluates current information available to determine whether such amounts should be adjusted and records changes in estimates in the period they become known. Based on Sonus' analysis, it has established the following allowance, reserves and accruals:

          Allowance for Doubtful Accounts.    Sonus establishes billing terms at the time it negotiates purchase agreements with its customers. Sonus continually monitors for timely payments and assesses any collection issues. The allowance for doubtful accounts is based on Sonus' detailed assessment of the collectibility of specific customer accounts. While Sonus believes that its allowance for doubtful accounts is adequate and that the judgment applied is appropriate, if there is a deterioration of a customer's creditworthiness or actual defaults are higher than historical experience, the actual results could differ from these estimates. While such credit losses have historically been within Sonus' expectations and the allowances that have been established, Sonus can provide no assurances that it will continue to experience the same credit loss rates that it has in the past. If the financial condition of Sonus' customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. Sonus defers revenue recognition for customers for which Sonus believes collection is less than probable. Sonus' failure to accurately estimate the losses for doubtful accounts and ensure that payments are received on a timely basis could have a material adverse effect on its business, financial condition and results of operations.

          Inventory Reserves.    Inventory purchases and commitments are based upon estimated future demand for Sonus' products. Sonus values inventory at the lower of cost or net realizable value and provides inventory reserves based on excess and obsolete inventory determined primarily by future demand forecasts and records changes to such reserves through adjustments to cost of revenues. Sonus assesses such demand forecasts on at least a quarterly basis. If Sonus records a charge to reduce inventory to its estimated net realizable value, Sonus cannot increase its carrying value due to subsequent changes in demand forecasts. Accordingly, if inventory previously reserved for is subsequently sold, Sonus may realize improved gross profit margins on those transactions in the period the related revenue is recognized. In fiscal 2004 and 2003, Sonus realized a $3.0 million and $5.6 million benefit from the sale of inventory previously written down.

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

          Sonus has experienced significant changes in its product demand and, as a result, its required inventory reserves have fluctuated in recent periods. As of December 31, 2004 and 2003, inventory of $28.3 million and $13.7 million, was net of reserves of $10.5 million and $13.8 million. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a sudden and significant change in the demand for Sonus' products, changes in the amount of customer evaluation inventory or higher risks of inventory obsolescence because of rapidly changing technology.

          Warranty Reserve.    Sonus' products are covered by a standard warranty of 90 days for software and one year for hardware. In addition, certain customer contracts include warranty-type provisions for epidemic or similar product failures generally for the contractual period or the life of the product in accordance with published telecommunications standards. Sonus accrues for such contingent warranty obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. Sonus has not incurred significant costs related to such obligations. Sonus' customers typically purchase maintenance and support contracts, which encompass its warranty obligations. Sonus' warranty reserve reflects estimated material and labor costs for potential or actual product issues in its installed base that are not covered under maintenance contracts but for which Sonus expects to incur an obligation. Sonus' estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts.

          In addition, certain of Sonus' customer contracts include provisions under which Sonus may be obligated to pay penalties generally for the contractual period or the life of the product if Sonus' products fail or do not perform in accordance with specifications. Sonus accrues for such contingent obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. Sonus has not incurred significant costs related to such provisions. Sonus periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Increases in product failures rates, material usage or service delivery costs may result in increases to its warranty reserve and Sonus' gross profit could be adversely affected.

          Royalty Accrual.    Sonus accrues for royalties for technology it licenses from vendors based on established royalty rates and usage. In certain cases, Sonus has been contacted by third parties who claim that Sonus' products infringe on certain intellectual property of the third party. Sonus evaluates these claims and accrues for royalties when the amounts are probable and reasonably estimable. While Sonus believes that the amounts accrued for estimated royalties are adequate, the amounts required to ultimately settle royalty obligations may be different.

          Reserve for Litigation and Legal Fees.    Sonus is subject to various legal claims, including securities litigation and intellectual property claims. Sonus reserves for legal contingencies and legal fees when the amounts are probable and reasonably estimable. Sonus' director and officer liability insurance policies provide only limited liability protection relating to the securities class action and derivative lawsuits against Sonus and certain of its officers and directors. Sonus intends to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly different than the amounts Sonus has previously accrued.

  (s) Recent Accounting Pronouncements

        In December 2003, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104 (SAB No. 104), Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. SAB No. 104's primary purpose is to rescind the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB No. 104 rescinds the SEC's related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB No. 104 has changed to reflect the issuance of EITF Issue No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, which was effective upon issuance. Sonus adopted the provisions of SAB No. 104 in the fourth quarter of 2003. Sonus' adoption of SAB No. 104 did not have a material effect on its financial position or results of operations.

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4.SFAS 151 amends the guidance in ARB No 43, Chapter 4, "Inventory Pricing" to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. Sonus is evaluating the provisions of SFAS 151 and does not believe that its adoption will have a material impact on its financial condition, results of operations or cash flows.

        In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted in fiscal periods beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. Sonus is required to adopt SFAS 123(R) on July 1, 2005, the commencement of its third quarter of fiscal year 2005. SFAS 123(R) permits public companies to adopt its requirements using one of two methods: a "modified prospective" method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or a "modified retrospective" method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. Sonus has not yet determined which method to use in adopting SFAS 123(R). As permitted by SFAS 123, Sonus currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Sonus is evaluating SFAS 123(R) and has not yet determined the amount of stock option expense that will be incurred in future periods as a result of the adoption of SFAS 123(R). The adoption of SFAS 123(R) will have no impact on Sonus' net cash flows or overall financial condition.

        In October 2004, the American Jobs Creation Act of 2004 (the "AJCA") was passed. The AJCA provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position ("FSP") No. 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP 109-1 treats the deduction as a "special deduction" as described in SFAS No. 109. This special deduction has no effect on deferred tax assets and liabilities existing at the enactment date and the effect of this deduction will be reported in the same period in which the deduction is claimed by Sonus in its tax return. The AJCA also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. This deduction is subject to a number of limitations. Sonus is currently evaluating the effects that the AJCA might have on its results of operations and financial position, and, or to what extent, Sonus might repatriate foreign earnings that have not yet been remitted to the U.S.

  (t) Accounting for Income Taxes

        Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted income tax rates and laws that are expected to be in effect when the temporary differences are expected to reverse. Additionally, deferred tax assets and liabilities are separated into current and non-current amounts based on the classification of the related assets and liabilities for financial reporting purposes. See Note 5.

(2) Restructuring Charges

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

2002 Restructuring Activity

        Sonus' restructuring activities for fiscal 2002 are summarized as follows in thousands:

	2002 Activity				2003 Activity		2004 Activity
	Restructuring Charges	Cash Payments	Adjustments	Dec. 31, 2002 Accrual Balance	Cash Payments	Dec. 31, 2003 Accrual Balance	Cash Payments	Dec. 31, 2004 Accrual Balance	Current Portion	Long-term Portion
Workforce reduction	$5,282	$(4,748)	$—	$534	$(534)	$—	$—	$—	$—	$—
Consolidation of facilities	3,332	(1,002)	(116)	2,214	(1,071)	1,143	(344)	799	186	613

Sub-total	8,614	(5,750)	(116)	2,748	(1,605)	1,143	(344)	799	186	613
Write-off (benefit) of purchase commitments	2,408	(1,333)	(735)	340	(300)	40	(40)	—	—	—

Total	$11,022	$(7,083)	$(851)	$3,088	$(1,905)	$1,183	$(384)	$799	$186	$613

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

  (b) Consolidation of excess facilities

        Sonus recorded a net restructuring charge in fiscal 2002 of $3,216,000 for the consolidation of excess facilities. The accrual for the consolidation of excess facilities was determined assuming no sublease income.

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

2001 Restructuring Activity

        Sonus' restructuring activities for fiscal 2001 are summarized as follows in thousands:

		2002 Activity			2003 Activity		2004 Activity
	Dec. 31, 2001 Accrual Balance	Cash Payments	Adjustments	Dec. 31, 2002 Accrual Balance	Cash Payments	Dec. 31, 2003 Accrual Balance	Cash Payments	Dec. 31, 2003 Accrual Balance
Workforce reduction	$533	$(533)	$—	$—	$—	$—	$—	$—
Consolidation of facilities and other charges (benefit)	2,696	(1,366)	(759)	571	(390)	181	(181)	$—

Total	$3,229	$(1,899)	$(759)	$571	$(390)	$181	$(181)	$—

(3) Other Balance Sheet Data

  (a) Accounts Receivable

        Accounts receivable consists of the following, in thousands:

	December 31,
	2004	2003
Earned accounts receivable	$15,919	$11,326
Unearned accounts receivable	16,976	12,713

Accounts receivable, gross	32,895	24,039
Allowance for doubtful accounts	(409)	(285)

Accounts receivable, net	$32,486	$23,754

  (b) Inventory

        Inventory consists of the following, in thousands:

	December 31,
	2004	2003
On-hand final assemblies and finished goods inventory	$18,725	$11,366
Unearned inventory	14,054	10,173
Evaluation inventory	6,107	6,014

Inventory, gross	38,886	27,553
Excess, obsolete and evaluation reserve	(10,540)	(13,814)

Inventory, net	$28,346	$13,739

  (c) Property and Equipment

        Property and equipment consists of the following, in thousands:

		December 31,
	Estimated Useful Life
		2004	2003
Equipment and software	2–3 years	$59,500	$50,966
Furniture and fixtures	3–5 years	26	579
Leasehold improvements	Life of lease	484	2,592

		60,010	54,137
Less accumulated depreciation		(51,793)	(49,128)

Property and equipment, net		$8,217	$5,009

  (d) Accrued Expenses

        Accrued expenses consists of the following, in thousands:

	December 31,
	2004	2003
Employee compensation and related costs	$6,148	$4,351
Employee stock purchase plan	2,129	821
Professional fees	3,697	6,208
Royalties	3,488	4,672
Warranty	—	2,500
Other	2,778	3,613

	$18,240	$22,165

  (e) Deferred Revenue

        Deferred revenue consists of the following, in thousands:

	December 31,
	2004	2003
Maintenance and support contracts	$44,859	$39,104
Customer deposits	29,230	35,183
Unearned revenue	16,976	12,713

Total deferred revenue	91,065	87,000
Less current portion	(65,105)	(62,698)

	$25,960	$24,302

(4) Valuation and Qualifying Accounts

  (a) Allowance for Doubtful Accounts

        The following table sets forth activity in Sonus' allowance for doubtful accounts, in thousands:

Year ended December 31:	Balance at beginning of year	Charges (benefits) to expenses	Write-offs	Balance at end of year
2004	$285	$278	$(154)	$409
2003	341	170	(226)	285
2002	2,082	(1,683)	(58)	341

  (b) Inventory Reserve

        The following table sets forth activity in Sonus' inventory reserve, in thousands:

Year ended December 31:	Balance at beginning of year	Charges to expenses	Dispositions and sales	Balance at end of year
2004	$13,814	$5,478	$(8,705)	$10,587
2003	18,306	5,806	(10,298)	13,814
2002	12,925	9,369	(3,988)	18,306

  (c) Warranty Reserve

        The following table sets forth activity in Sonus' warranty reserve accrual, included in accrued expenses, in thousands:

Year ended December 31:	Balance at beginning of year	Charges (benefits) to expenses	Costs incurred	Balance at end of year
2004	$2,500	$(1,949)	$(551)	$—
2003	1,300	1,200	—	2,500
2002	2,100	(800)	—	1,300

(5) Income Taxes

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

        The following is a summary of the significant components of Sonus' deferred tax assets and liabilities, in thousands:

	December 31,
	2004	2003
Net operating loss carryforwards	$63,605	$71,763
Tax credit carryforwards	8,455	9,687
Intangible assets	1,565	788
Deferred revenue	20,611	21,006
Accrued expenses	(1,105)	313
Inventory reserves	5,240	5,512
Other temporary differences	(3,454)	(4,325)
Valuation allowance	(94,917)	(104,744)

	$—	$—

        As of December 31, 2004, Sonus has net operating loss carryforwards for federal income tax purposes of approximately $167,557,000 that expire through 2023. Approximately $68,000,000 of the net operating loss is attributable to stock option deductions; a substantial portion of the benefit will be accounted for when used as an increase to capital in excess of par value. Sonus also has available research and development credit carryforwards of approximately $8,187,000 that expire through 2023, and an Alternative Minimum Tax Credit carryforward of $268,000 that has no expiration date. The Internal Revenue Code (IRC) contains provisions that limit the net operating loss and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests. Sonus has completed several financings since inception and may have incurred ownership changes as defined in the IRC. Sonus does not believe that these changes have had a material impact on its ability to use net operating loss and tax credit carryforwards.

        Income tax (benefit) expense differed from the amounts computed by applying the U.S. statutory income tax rate to pre-tax income as a result of the following:

	2004	2003	2002
Statutory income tax (benefit) expense	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	3.6	(4.5)	(4.5)
Foreign income tax rate differential	—	1.1	—
Stock-based compensation	0.8	6.5	10.5
Tax credits	4.9	(9.8)	(2.3)
Valuation allowance	(42.9)	44.0	34.3
Other, net	1.3	(0.3)	(2.9)

Effective income tax rate	2.7%	2.0%	0.1%

        The current provision for income taxes consists of the following, in thousands:

	2004	2003	2002
Federal	$335	$—	$—
State	211	130	86
Foreign	141	172	—

Total	$687	$302	$86

(6) Long-term Liabilities

        Long-term liabilities consist of capital leases and restructuring expenses. Sonus assumed certain capital leases as part of the acquisition of TTI and the remaining capital lease is due in monthly installments expiring in March 2005 and accrues interest at an annual rate of 5.9%. The future minimum annual payments under capital leases and amounts due for long-term liabilities are as follows, in thousands:

	December 31,
	2004	2003
Capital Leases:
2004	$—	$189
2005	30	30
Total minimum lease payments	30	219
Less amount representing interest	—	(7)

Present value of minimum payments	30	212
Long-term portion of restructuring expenses	613	799

Total long-term liabilities	643	1,011
Less current portion	(30)	(182)

Long-term liabilities, net of current portion	$613	$829

        The future principal payments on long-term liabilities, excluding the capital leases, as of December 31, 2004 are as follows: $195,000 in 2006; $204,000 in 2007; $213,000 in 2008.

(7) Bank Agreement

        In January 2002, Sonus established a $10,000,000 equipment line of credit and a $20,000,000 working capital line of credit with a bank, at the bank's prime rate. In March 2003, Sonus extended these existing lines of credit at the bank's prime rate (4.0% at December 31, 2003). The lines of credit expired in March 2004 and were not renewed. As of December 31, 2004 and 2003, Sonus had no amounts outstanding under the equipment line of credit (Note 6). Interest expense related to the line of credit was $104,000 for 2003 and $134,000 for 2002.

(8) Convertible Subordinated Note

        In May 2001, Sonus completed a private placement of an aggregate principal amount of $10,000,000 of a 4.75% convertible subordinated note, due May 1, 2006, with a customer. Interest payments are due semi-annually on May 1 and November 1 of each year through May 2006. The note may be converted by the holder into shares of Sonus' common stock at any time before its maturity or prior to its redemption or repurchase by Sonus. The conversion rate is 33.314 shares per each $1,000 principal amount of the note, subject to adjustment in certain circumstances. After May 1, 2004, Sonus has the option to redeem all or a portion of the note at 100% of the principal amount. Also, at any time if the market price of Sonus' common stock exceeds $60.04 per share for twenty trading days in any thirty trading-day period, Sonus may redeem this note through the issuance of shares of common stock or for cash. In the event of a change of control in Sonus, the holder at its option may require Sonus to redeem the note through the issuance of common stock or cash. Interest expense related to the convertible subordinated note was $475,000 per year for 2004, 2003 and 2002.

(9) Commitments and Contingencies

  (a) Leases

        Sonus leases its facilities under operating leases, which expire through December 2008. Sonus is responsible for certain real estate taxes, utilities and maintenance costs under these leases. In October 2003, Sonus entered into a sublease agreement for a new corporate headquarters facility with rent commencing in April 2004 and extending through January 2007. In November 2004 Sonus entered into a lease agreement for a new development center in Bangalore, India, consisting of approximately 16,000 square feet under a lease expiring in January 2008. Rent expense was $2,716,000, $2,638,000 and $3,267,000 for 2004, 2003 and 2002. The future minimum payments under operating lease arrangements as of December 31, 2004 are as follows: $1,250,000 in 2005; $1,059,000 in 2006; $444,000 in 2007; and $396,000 in 2008.

  (b) Pending Litigation and Claims

        In November 2001, a purchaser of Sonus' common stock filed a complaint in the federal district court for the Southern District of New York against Sonus, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with Sonus' initial public offering (IPO) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased Sonus' common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that Sonus' registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against Sonus are asserted under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against Sonus, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, Sonus, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against many of the individual defendants, including those Sonus officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including Sonus, but denied the remainder of the motion as to the defendants. In June 2003, a special committee of Sonus' Board of Directors authorized Sonus to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. On February 15, 2005, the court preliminarily approved the terms of the proposed settlement contingent on modifications to the proposed settlement. The settlement is subject to final approval by the court. No hearing date has been scheduled for final approval. It remains uncertain whether and when the settlement will become final. Sonus does not expect that the settlement would have a material impact on its business or financial results.

        Beginning in July 2002, several purchasers of Sonus' common stock filed complaints in federal district court for the District of Massachusetts against Sonus, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (Class Action Complaints). The purchasers seek to represent a class of persons who purchased Sonus' common stock between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that Sonus made false and misleading statements about its products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, Sonus filed a motion to dismiss the Consolidated Amended Complaint on various grounds. On May 11, 2004, the court held oral argument on the motion, at the conclusion of which the court denied Sonus' motion to dismiss. The plaintiffs filed a motion for class certification on July 30, 2004, and Sonus filed its opposition on September 10, 2004, to which the plaintiffs replied on September 30, 2004. On February 16, 2005, the court certified the class and appointed a class representative. On March 9, 2005, the court appointed the law firm of Moulton & Gans as lead counsel, and the court also ordered additional filings as to the adequacy of the class representative and has scheduled a further hearing on April 29, 2005. Sonus believes the claims in the Consolidated Amended Complaint are without merit and that it has substantial legal and factual defenses, which it intends to pursue vigorously. There is no assurance Sonus will prevail in defending these actions.

        Beginning in February 2004, a number of purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts against Sonus and certain of its current officers and directors. On June 28, 2004, the court consolidated the claims. On December 1, 2004, the lead plaintiff filed a consolidated amended complaint. The complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a), and 15 of the Securities Act of 1933, relating to Sonus' restatement of its financial results for 2001, 2002, and the first three quarters of 2003. Specifically, the complaint alleges that Sonus issued a series of false or misleading statements to the market concerning Sonus' revenues, earning and financial condition. Plaintiffs contend that such statements caused Sonus' stock price to be artificially inflated. The complaint seeks unspecified damages on behalf of a purported class of purchasers of Sonus' common stock during the period from March 28, 2002, through March 26, 2004. On January 28, 2005, Sonus filed a motion to dismiss the Section 10(b) and 12(a) claims and joined the motion to dismiss the Section 11 claim filed by the individual defendants. No hearing date for this motion has been scheduled. Sonus believes that it has substantial legal and factual defenses to the claims, which it intends to pursue vigorously. There is no assurance Sonus will prevail in defending these actions.

        In February 2004, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against Sonus and certain of its officers and directors, naming Sonus as a nominal defendant. Also in February 2004, two-purported shareholder derivative lawsuits were filed in the business litigation session of the superior court of Suffolk County of Massachusetts against Sonus and certain of its directors and officers, also naming Sonus as a nominal defendant. The suits claim that certain of Sonus' officers and directors breached their fiduciary duties to Sonus' stockholders and to the company. The complaints are derivative in nature and do not seek relief from Sonus. However, Sonus has entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to Sonus' obligations under the indemnification agreements or applicable Delaware law. On September 27, 2004, the state court granted Sonus' motion to dismiss. On October 26, 2004, the plaintiffs filed a notice appealing the state court's dismissal o f the actions. In the federal actions, on June 28, 2004, the court consolidated and stayed the three actions. On October 12, 2004, the lead plaintiff filed a consolidated amended complaint. Sonus believes that it has substantial legal and factual defenses to the federal claims and has filed a motion to dismiss based on the decision by the state court. No date for a hearing on the motion has been scheduled. There is no assurance Sonus will prevail in defending these actions.

        In December 2004, a purchaser of Sonus' common stock filed a complaint in the circuit court in Will County, Illinois, against the Company, one of its officers, and a former officer alleging misrepresentation and fraud in connection with the plaintiff's purchase of Sonus stock. The Complaint seeks unspecified damages. Sonus believes that it has substantial legal and factual defenses to these claims, which it intends to pursue vigorously. Sonus filed a motion to dismiss the complaint. The hearing on the motion has been scheduled for April 26, 2005. There is no assurance Sonus will prevail in defending this action.

        In June 2004, Sonus received a formal order of private investigation from the SEC. Sonus is cooperating with the investigation. There can be no assurance as to the outcome of the SEC investigation. Sonus may incur substantial costs in connection with the investigation including fines and significant legal expenses.

        Sonus has been contacted by third parties, who claim that Sonus' products infringe on certain intellectual property of the third party. Sonus evaluates these claims and accrues for royalties when the amounts are probable and reasonably estimable. While Sonus believes that the amounts accrued for estimated royalties are adequate, any subsequent change in Sonus' estimates will be recorded at such time the change is probable and estimable.

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

  (b) 1997 Stock Incentive Plan

        On January 1 of each year, the aggregate number of shares of common stock available for issuance under the 1997 Stock Incentive Plan (Plan) shall increase by the lesser of (i) 5% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of December 31, 2004, 122,854,120 shares were authorized and 37,312,611 shares were available under the Plan for future issuance.

        Sonus issued shares of restricted common stock to employees and consultants which are subject to repurchase agreements and generally vest over a four or five-year period. If the employee leaves or if the services are not performed, Sonus may repurchase any restricted shares of common stock held by these individuals at their original purchase price ranging from $0.01 to $4.67 per share. All shares of common stock subject to repurchase restrictions contain the same rights and privileges as unrestricted shares of common stock and are presented as outstanding as of the date of issuance. As of December 31, 2004, the restrictions on all shares had lapsed that were subject to Sonus' right to repurchase.

        On October 16, 2002, Sonus commenced its Exchange Offer for outstanding employee stock options granted under the Plan having an exercise price of $0.67 or more per share for new stock options to be granted by Sonus. Outstanding options granted under the telecom technologies, inc. (TTI) Amended and Restated 1998 Equity Incentive Plan were not eligible for exchange. Also, Sonus' directors, executive officers and non-employees were not eligible to participate in the exchange. On November 22, 2002, the Exchange Offer expired. Outstanding options to purchase approximately 8,973,000 shares of common stock were accepted for exchange and cancelled. On May 27, 2003, employees received an option to purchase one share of common stock for each share of common stock under the exchanged options. The new options were granted at an exercise price of $4.08 per share, which represented the fair market value of Sonus' common stock on the date of grant.

        A summary of activity under the Plan for the years ended December 31, 2002, 2003 and 2004, is as follows:

Restricted Common Stock Issuances

	Number of Shares	Purchase Price	Weighted Average Purchase Price
Outstanding, December 31, 2001	42,779,404	$0.01-4.67	$0.20
Repurchased	(1,063,999)	0.01-4.00	0.17

Outstanding, December 31, 2002	41,715,405	0.01-4.67	0.20
Repurchased	(30,100)	0.16-0.22	0.20

Outstanding, December 31, 2003	41,685,305	0.01-4.67	0.19
Repurchased	—	—	—

Outstanding, December 31, 2004	41,685,305	$0.01-4.67	$0.19

Unrestricted common stock, December 31, 2004	41,685,305	$0.01-4.67	$0.19

Unrestricted common stock, December 31, 2003	40,627,260	$0.01-4.67	$0.19

Unrestricted common stock, December 31, 2002	34,834,854	$0.01-4.67	$0.35

Common Stock Option Grants

	Number of Shares	Exercise Price	Weighted Average Exercise Price
Outstanding, December 31, 2001	20,415,060	$0.01-29.00	$15.98
Granted	5,958,300	0.25-3.91	2.79
Canceled(1)	(13,484,486)	0.01-22.25	11.85
Exercised	(475,901)	0.07-3.33	0.34

Outstanding, December 31, 2002	12,412,973	0.01-29.00	5.42
Granted	20,247,276	1.18-7.65	4.35
Canceled	(2,329,386)	0.67-22.25	8.55
Exercised	(2,194,369)	0.07-4.67	2.71

Outstanding, December 31, 2003	28,136,494	0.01-29.00	4.60
Granted	11,473,300	3.80-5.90	4.88
Canceled	(1,492,290)	0.25-13.88	5.14
Exercised	(1,224,285)	0.07-4.67	3.02

Outstanding, December 31, 2004	36,893,219	$0.01-29.00	$4.71

Exercisable, December 31, 2004	15,683,511	$0.01-29.00	$4.75

Exercisable, December 31, 2003	9,780,521	$0.01-29.00	$4.68

Exercisable, December 31, 2002	6,079,842	$0.01-29.00	$5.46

(1)
Of the 13,484,486 options canceled in 2002, 8,973,160 were in connection with the Exchange Offer. Employees received an option to purchase one share of common stock for each option to purchase one share of common stock that was canceled. Sonus issued new options in exchange for such tendered options on May 27, 2003.

        The weighted average fair value of each option granted under the Plan for 2004, 2003 and 2002 is $4.18, $3.76 and $2.58 per share.

        The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2004:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.01	22,687	3.29	$0.01	22,687	$0.01
0.07	358,186	4.10	0.07	358,186	0.07
0.16–0.22	190,250	4.92	0.20	190,250	0.20
0.25	437,259	7.81	0.25	198,971	0.25
0.67	373,097	5.05	0.67	373,097	0.67
1.18	29,542	8.10	1.18	15,011	1.18
1.58–3.33	3,829,331	5.07	3.13	3,648,552	3.16
3.80–4.04	3,556,050	8.78	3.96	425,789	3.96
4.08	7,456,193	5.40	4.08	4,520,145	4.08
4.09–4.10	1,381,700	9.50	4.10	3,200	4.10
4.47	9,300,404	8.46	4.47	3,449,952	4.47
4.67–4.83	653,920	5.36	4.67	653,270	4.67
5.19	3,839,000	9.65	5.19	1,326	5.19
5.29–7.67	3,776,800	9.44	5.94	318,584	6.90
13.88–19.00	1,626,000	6.09	13.99	1,444,817	13.98
22.25–29.00	62,800	6.16	25.47	59,674	25.29

	36,893,219	7.52	$4.71	15,683,511	$4.75

  (c) 2000 Employee Stock Purchase Plan

        On January 1 of each year, the aggregate number of shares of common stock available for purchase under the ESPP shall increase by the lesser of (i) 2% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of December 31, 2004, 20,341,648 shares were authorized and 15,650,962 shares were available under the ESPP for future issuance.

  (d) 1998 Equity Incentive Plan

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

  (e) Stock-based Compensation

        Stock based compensation expenses include the amortization of deferred employee compensation and other equity related expenses for non-employees.

        In connection with certain employee stock option grants and the issuance of employee restricted common stock during the years ended December 31, 2000 and 1999, Sonus recorded deferred stock based compensation of $39,433,000 and $20,859,000. This represents the aggregate difference between the exercise price or purchase price and the fair value of the common stock on the date of grant or sale for accounting purposes. The deferred compensation is recognized as an expense over the vesting period of the underlying stock options and restricted common stock based on the accelerated method prescribed by FIN 28. This deferred compensation has been fully amortized as of December 31, 2004.

        In connection with the TTI acquisition, Sonus recorded deferred stock based compensation of $22,600,000 for the year ended December 31, 2001, related to the intrinsic value of unvested TTI stock options assumed by Sonus. This deferred compensation is recognized as an expense over the remaining vesting period of the underlying stock options of up to four years. Additionally, Sonus recorded $55,438,000 of deferred stock based compensation on 3,000,000 shares awarded to TTI employees under the Retention Plan, based on the fair value of the Sonus common stock on the closing date of the acquisition. This deferred compensation has been fully amortized as of December 31, 2002.

        Sonus has valued the stock options and the issuances of restricted common stock to non-employees based upon the fair market value of the services rendered where Sonus believes the value of these services is more readily determinable than the value of the options or restricted stock.

        Sonus recorded stock based compensation of $671,000, $3,418,000 and $16,871,000 for the years ended December 31, 2004, 2003 and 2002. Stock based compensation expense for the years ended December 31, 2003 and 2002 is net of $229,000 and $4,926,000 related to the recapture of accelerated expense with respect to shares held by terminated employees. In 2002, stock-based compensation expense included $562,000 relating to the exchange of outstanding employee stock options for new stock options granted by Sonus.

  (f) Common Stock Reserved

        Common stock reserved for future issuance at December 31, 2004 consist of the following:

Stock incentive plan	74,205,830
Employee stock purchase plan	15,650,962
Conversion of convertible subordinated note	333,140

90,189,932

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

(12) Quarterly Results of Operations (unaudited)

        The following table presents Sonus' quarterly operating results for the years ended December 31, 2004 and 2003. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with Sonus' audited consolidated financial statements and related notes. The quarterly net income in the fourth quarter of 2003 was primarily the result of recognizing previously deferred revenue of $10,900,000 from arrangements with a single customer. The previously deferred revenue was recognized as revenue upon the delivery of certain specified software releases in the fourth quarter of 2003. These operating results are not necessarily indicative of the results of any future period.

	Three months ended
	Dec. 31, 2004	Sept 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003
	(in thousands, except per share data)(unaudited)
Consolidated Statement of Operations Data:
Revenues	$45,083	$46,762	$42,361	$36,532	$46,384	$22,251	$15,366	$9,209
Cost of revenues	13,757	10,469	13,941	12,400	17,295	9,256	7,265	4,093
Gross profit	31,326	36,293	28,420	24,132	29,089	12,995	8,101	5,116
Operating expenses:
Research and development	9,348	8,975	8,923	8,928	7,945	8,036	8,504	7,705
Sales and marketing	8,935	10,539	8,635	6,860	6,990	7,732	4,476	3,971
General and administrative	7,385	6,638	5,745	4,827	6,338	842	1,456	1,839
Stock based compensation	65	91	136	379	802	1,047	645	924
Amortization of goodwill and purchased intangible assets	601	601	600	600	602	602	602	602

Total operating expenses	26,334	26,844	24,039	21,594	22,677	18,259	15,683	15,041

Income (loss) from operations	4,992	9,449	4,381	2,538	6,412	(5,264)	(7,582)	(9,925)
Interest income, net	1,358	1,033	770	643	693	268	313	251

Income (loss) before income taxes	6,350	10,482	5,151	3,181	7,105	(4,996)	(7,269)	(9,674)
Provision for income taxes	89	214	217	167	204	33	32	33

Net income (loss)	$6,261	$10,268	$4,934	$3,014	$6,901	$(5,029)	$(7,301)	$(9,707)

Net income (loss) per share:
Basic	$0.03	$0.04	$0.02	$0.01	$0.03	$(0.02)	$(0.03)	$(0.05)

Diluted	$0.02	$0.04	$0.02	$0.01	$0.03	$(0.02)	$(0.03)	$(0.05)

Shares used in computing net income (loss) per share:
Basic	247,134	246,198	245,390	244,607	242,983	224,356	215,970	198,703

Diluted	256,443	251,707	250,127	255,592	258,607	224,356	215,970	198,703

EXHIBIT INDEX

Exhibit No.	Description
3.1(g)	Fourth Amended and Restated Certificate of Incorporation of Sonus Networks, Inc., as amended.
3.2(b)	Amended and Restated By Laws of Sonus Networks, Inc.
4.1(b)	Form of Stock Certificate representing shares of Sonus Networks, Inc. Common Stock.
10.1(a)	Registration Rights Agreement, dated as of November 2, 2000, by and among Sonus Networks, Inc. and the Stockholder parties thereto.
10.2(a)+	Sonus 2000 Retention Plan.
10.3(a)+	Telecom technologies, inc. 1998 Amended Equity Incentive Plan.
10.4(b)+	Amended and Restated 1997 Stock Incentive Plan of the Registrant.
10.5(b)+	2000 Employee Stock Purchase Plan of the Registrant.
10.6(a)	Lease, dated September 30, 2000, between the Registrant and BCIA New England Holdings LLC with respect to property located at 25 Porter Road, Littleton, Massachusetts.
10.7(a)	Office Lease Agreement, dated as of November 14, 2000, between telecom technologies, inc. and TR Lookout Partners, Ltd. with respect to property located at 1301 East Lookout Drive, Suite 3000, Richardson, Texas.
10.8(a)	First Amendment to Office Lease Agreement, dated as of January 8, 2001, between telecom technologies, inc. and TR Lookout Partners, Ltd. with respect to property located at 1300 East Lookout Drive, Suite 3000, Richardson, Texas.
10.9(c)	Office Lease Agreement dated April 4, 1997, between telecom technologies, inc. and Collins Campbell Joint Venture with respect to property located at 1701 North Collins Blvd., Suite 3000, Richardson, Texas.
10.10(c)	First Amendment to Office Lease Agreement, dated November 1, 1997, between telecom technologies, inc. and Collins Campbell Joint Venture with respect to property located at 1701 North Collins Blvd., Suite 3000, Richardson, Texas.
10.11(c)	Second Amendment to Office Lease Agreement, dated July 1, 1998, between telecom technologies, inc. and Collins Campbell Joint Venture with respect to property located at 1701 North Collins Blvd., Suite 3000, Richardson, Texas.
10.12(c)	Third Amendment to Office Lease Agreement, dated July 1, 1998, between telecom technologies, inc. and Collins Campbell Joint Venture with respect to property located at 1701 North Collins Blvd., Suite 3000, Richardson, Texas.
10.13(c)	Fourth Amendment to Office Lease Agreement, dated February 1, 1999, between telecom technologies, inc. and Collins Campbell Joint Venture with respect to property located at 1701 North Collins Blvd., Suite 3000, Richardson, Texas.
10.14(c)	Global Agreement, dated March 5, 2002, by and between TR Lookout Partners, Ltd., Collins Campbell Joint Venture, telecom technologies, inc. and Registrant related to property lease agreements.
10.15(e)	Fifth Amendment to Office Lease Agreement, dated February 28, 2002, between telecom technologies, inc. and Collins Campbell Joint Venture with respect to property located at 1701 North Collins Blvd., Suite 3000, Richardson, Texas.
10.16(e)	Sixth Amendment to Office Lease Agreement, dated February 1, 2003, between telecom technologies, inc. and Collins Campbell Joint Venture with respect to property located at 1701 North Collins Blvd., Suite 3000, Richardson, Texas.
10.17(g)	Sublease Agreement, dated October 16, 2003, by and between Cisco Systems, Inc. and Sonus Networks, Inc. with respect to property located at 250 Apollo Drive, Chelmsford, Massachusetts.
10.18(d)	Offer to Exchange Outstanding Stock Options dated October 16, 2002, as amended.
10.19(h)+	Employment letter dated April 6, 2004, by and between the Registrant and Albert A. Notini.
10.20(i)+	Employment letter dated December 23, 2004, by and between the Registrant and Ellen B. Richstone.

10.21(j)+	Summary of 2004 Executive Bonus Plan
10.22(k)+	Form of Stock Option Agreement under the 1997 Stock Incentive Plan.
10.23(k)+	Form of Director and Officer Indemnity Agreement.
14.1(g)	Code of Business Conduct and Ethics.
21.1(g)	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP.
31.1*	Certificate of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(e)
Incorporated by reference from the Registrant's Form 10-K (file No. 000-30229), filed March 19, 2003 with the SEC.

(g)
Incorporated by reference from the Registrant's Form 10-K (file No. 000-30229), filed March 15, 2004 with the SEC.

(h)
Incorporated by reference from the Registrant's Amendment No. 1 to Form 10-K/A (file No. 000-30229), filed July 28, 2004 with the SEC.

(i)
Incorporated by reference from the Registrant's Form 8-K (file No. 000-30229), filed January 12, 2005 with the SEC.

(j)
Incorporated by reference from the Registrant's Form 10-Q (file No. 000-30229), filed November 9, 2004 with the SEC.

(k)
Incorporated by reference from the Registrant's Form 10-Q (file No. 000-30229), filed August 20, 2004 with the SEC.

*
Filed herewith.

+
Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS.
  Additional Information
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
SIGNATURES
  Management's Report on Internal Control Over Financial Reporting
SONUS NETWORKS, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
SONUS NETWORKS, INC. Consolidated Balance Sheets (In thousands, except share data)
SONUS NETWORKS, INC. Consolidated Statements of Operations (In thousands, except per share data)
SONUS NETWORKS, INC. Consolidated Statements of Stockholders' Equity
SONUS NETWORKS, INC. Consolidated Statements of Cash Flows (In thousands)
SONUS NETWORKS, INC. Notes to Consolidated Financial Statements
EXHIBIT INDEX