Form 10-K/A
period 2004-12-31
SONUS NETWORKS INC
filed 2005-04-29
CIK 1105472

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO
FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Common stock, $0.001 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒No ☐

        The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $845,000,000 based on the closing price for the Common Stock on the NASDAQ National Market on June 30, 2004. As of March 31, 2005, there were 248,177,059 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission ("SEC") on March 15, 2005, is being filed for the purpose of including the information required by Items 10, 11, 12, 13 and 14 of Part III of this report. Additional exhibits including additional certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, are also being filed with this Amendment No. 1 on Form 10-K/A

        This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K on March 15, 2005, or modify or update the disclosure presented in the original Annual Report on Form 10-K, except to reflect the revisions as described above.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The following table sets forth our executive officers and directors, their respective ages and positions as of January 31, 2005:

Name	Age	Position
Hassan M. Ahmed	47	Chief Executive Officer and Chairman of the Board of Directors
Albert A. Notini	47	President, Chief Operating Officer and Director
Ellen B. Richstone	53	Chief Financial Officer
Steven Edwards	46	Vice President and Chief Marketing Officer
Bradley T. Miller	43	Vice President of Finance, Corporate Controller and Chief Accounting Officer
Gary A. Rogers	49	Vice President of Worldwide Sales
Edward T. Anderson(1)	55	Director
John P. Cunningham(1)	67	Director
Paul J. Ferri(2)(3)	66	Director
Rubin Gruber	60	Director and Chairman Emeritus of the Board of Directors
Paul J. Severino(1)(2)	58	Director
H. Brian Thompson(3)	65	Director

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

        Ellen B. Richstone joined as our Chief Financial Officer in January 2005. From December 2002 to January 2005, Ms. Richstone was President and Chief Executive Officer of Entrepreneurial Resources Group, a global professional services firm that provides operational and financial services. From 1998 to November 2002, Ms. Richstone was the Senior Vice President, Finance & Administration and Chief Financial Officer of Brooks Automation, Inc., a worldwide manufacturer of automation hardware and software for the semiconductor industry. Prior to that, she has also served as the Chief Financial Officer of several other technology corporations, including Augat, Inc., Rohr Aerospace, and Honeywell Bull. Additionally, Ms. Richstone has held executive positions with Data General Corporation and Polaroid Corporation. Ms. Richstone holds a bachelor's degree from Scripps College and a master's degree of international affairs and a master's degree of law and diplomacy with a specialty in international business law from the Fletcher School of Law and Diplomacy at Tufts University. She also holds an advanced professional certificate in finance from the New York University's Stern School of Business. She serves on the board of directors of American Power Conversion Corp and also on its audit committee as the audit committee financial expert.

        Steven Edwards has been our Vice President and Chief Marketing Officer since July 2004. From 2001 to 2003, Mr. Edwards was the Vice President of Indirect Sales and Strategic Partnerships at AT&T, a global communications company. From 1998 to 2001, Mr. Edwards held executive positions with Concert, a global joint venture company, including Chief Operating Officer for Global Services and Vice President of Service Delivery. In addition, Mr. Edwards held various positions in engineering, product development and product marketing at British Telecommunications (BT) and was the President of BT Visual Images, a videoconferencing start-up, through its IPO in 1997. Mr. Edwards holds a bachelors degree in electrical and computer systems engineering from Loughborough University of Technology (UK).

        Bradley T. Miller has been our Vice President of Finance, Corporate Controller and Chief Accounting Officer since May 2004. From March 2000 through May 2004, Mr. Miller was with Sapient Corporation, an information technology and business consulting firm. Mr. Miller joined Sapient in March 2000 as Corporate Controller, and was appointed Vice President in August 2001 and Chief Accounting Officer in November 2002. From September 1999 until March 2000, Mr. Miller served as Vice President and Corporate Controller of JuniorNet Corporation, an Internet content provider, and from August 1996 to September 1999 was Assistant Controller and Director of Financial Reporting of Wang Global, a worldwide provider of network services. Mr. Miller previously was a member of the audit practice with Coopers & Lybrand where he earned his C.P.A. license. Mr. Miller has a B.A. from the College of William & Mary, and an M.B.A. from the University of New Hampshire.

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

        Edward T. Anderson has been a director since November 1997. Mr. Anderson has been managing general partner of North Bridge Venture Partners, a venture capital firm, since 1994. Previously, he was a general partner of ABS Ventures, the venture capital affiliate of Alex. Brown & Sons. He has an M.F.A. from the University of Denver and an M.S. from Columbia University.

        John P. Cunningham has been a director since his election by the board in September 2004. In June 2002 Mr. Cunningham retired from Citrix Systems, Inc., a global leader in virtual workplace software and services. From May 2001 to June 2002, Mr. Cunningham was Senior Vice President, Finance and Operations of Citrix. He joined Citrix in November 1999 as Senior Vice President, Finance and Administration and served in that capacity until May 2001. Beginning in 1998 to June 1999, Mr. Cunningham served as Executive Vice President and Chief Financial Officer of Wang Global, a worldwide provider of network services. Prior to joining Wang, he served as Chief Financial Officer of Whirlpool Corporation from 1996 to 1998 and Chief Financial Officer of Maytag Corporation from 1994 to 1996, both diversified manufacturers. Mr. Cunningham has also held various management positions at International Business Machines. Mr. Cunningham has an MBA from New York University and a B.S. from Fordham University.

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

        Paul J. Severino has been a director since March 1999. Mr. Severino is a private investor. From 1994 to October 1996, he was Chairman of Bay Networks, Inc., a data networking products and services company, after its formation from the merger of Wellfleet Communications, Inc. and Synoptics Communications, Inc. Prior to that, he was a founder, President and Chief Executive Officer of Wellfleet Communications, Inc. He also serves on the board of directors of Media 100, Inc. Mr. Severino has a B.S. in engineering from Rensselaer Polytechnic Institute.

        H. Brian Thompson has been a director since his election by the board in October 2003. Mr. Thompson currently serves as chairman of the board of directors for Comsat International, an independent telecommunications operator with operations throughout Latin America. He also heads his own private equity investment and advisory firm, Universal Telecommunications, Inc., and is Chairman and Chief Executive Officer of Mercator Partners Acquisition Corporation. From March 1999 to September 2000, Mr. Thompson was chairman and CEO of Global Telesystems Group, Inc., a trans-European network and communications service provider. He also served as chairman and CEO of LCI International, Inc., a facilities-based long distance telecommunications carrier, from 1991 through 1998, when LCI International merged with Qwest Communications, Inc. Mr. Thompson served as an executive vice president of MCI Communications Corporation, a global communications provider, from 1981 to 1990. He currently serves as a member of the boards of directors of Bell Canada International,

Axcelis Technologies, Inc. and United Auto Group. He received his MBA from Harvard's Graduate School of Business, and received an undergraduate degree in chemical engineering from the University of Massachusetts.

Code of Business Conduct and Ethics

        All of our directors, officers and employees must act in accordance with our code of business conduct and ethics, which has been adopted by our board of directors. A copy of our code of business conduct and ethics can be found on our website, www.sonusnet.com., at Corporate/Investor Relations/Governing our Company. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of business conduct and ethics with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website, unless a Form 8-K is otherwise required by applicable rules of the NASDAQ Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our executive officers, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely on a review of the copies of reports furnished to us, we believe that during the year ended December 31, 2004, our directors, executive officers and greater than 10% shareholders complied with all Section 16(a) filing requirements, except that Mr. Cunningham was late in reporting his appointment as a director and his initial grant of options to purchase shares of common stock under Form 3, and Mr. Edwards was late in reporting his appointment as an executive officer and his beneficial ownership of our securities as of the applicable reporting date.

Audit Committee

        The board of directors has an audit committee that operates under a charter that has been approved by the board. A copy of the audit committee's charter can be found on our website, www.sonusnet.com., at Corporate/Investor Relations/Governing our Company. The current members of the audit committee are Edward T. Anderson, John P. Cunningham and Paul J. Severino.

        The board of directors has determined that all of the members of the audit committee are independent as defined under the rules of the NASDAQ Stock Market, including the independence requirements contemplated by Rule 10A-3 under the Exchange Act. The board of directors has determined that Mr. Cunningham is, and Mr. Notini while serving on the audit committee was, an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K. Mr. Notini served as chair of the audit committee from March 2003 until April 2004, when he joined us as President and Chief Operating Officer. Mr. Notini was independent, as defined herein, when he served on the audit committee.

ITEM 11. EXECUTIVE COMPENSATION.

Director Compensation

        We do not compensate directors in cash for serving on the board of directors. We compensate the chairman of the nominating committee in cash in the amount of $10,000 per year and the chairman of the audit committee in cash in the amount of $20,000 per year for service as chairs of those committees. Directors also are eligible to be reimbursed for reasonable out-of pocket expenses incurred in connection with attendance at board of director or committee meetings.

        Under our Amended and Restated 1997 Stock Incentive Plan (the Plan), non-employee directors also are eligible to receive stock option grants or restricted stock awards at the discretion of the board of directors or other administrator of the Plan. In September 2004, we granted an option to purchase 50,000 shares of our common stock under the Plan to Mr. Cunningham upon his appointment to the board of directors, at an exercise price of $5.37 per share. In December 2004, we granted options to purchase 10,000 shares of our common stock to our non-employee directors, Messrs. Anderson, Ferri, Severino and Thompson, under the Plan, each at an exercise price of $5.52 per share. Each of these options vest over a four-year period with 25% of the number of options vesting one year from the date of grant and monthly thereafter at the rate of 2.0833% for each month of service completed by the director.

Summary of Executive Compensation

        The following table sets forth, for the years ended December 31, 2004, 2003 and 2002, the compensation earned by our Chief Executive Officer, the other four most highly compensated executive officers serving as executive officers at December 31, 2004, and the compensation of an additional individual who served as an executive officer in 2004 but was not an executive officer at December 31, 2004, who received combined annual salary and bonus in excess of $100,000 (the "Named Executive Officers").

Summary Compensation Table

		Annual Compensation						Long-Term Compensation Awards
Name and Principal Position	Year	Salary		Bonus	Other Annual Compensation			Securities Underlying Options/SARs
Hassan M. Ahmed Chief Executive Officer and Chairman of the Board of Directors	2004 2003 2002	$295,000 153,125 113,021		$236,000 75,000 48,400	$	— — 7,917	(1)	550,000 2,000,000 —
Albert A. Notini(2) President and Chief Operating Officer	2004 2003 2002	240,200 — —		204,000 — —		— — —		2,450,000 — —
Steven Edwards(3) Vice President and Chief Marketing Officer	2004 2003 2002	111,506 — —		67,000 — —		65,000 — —	(4)	500,000 — —
Bradley T. Miller(5) Vice President of Finance, Corporate Controller and Chief Accounting Officer	2004 2003 2002	134,433 — —		34,000 — —		75,000 — —	(6)	125,000 — —
Gary A. Rogers Vice President of Worldwide Sales	2004 2003 2002	421,112 492,293 236,574	(7) (7) (7)	— — —		— — —		150,000 430,000 —
Paul R. Jones(8) Vice President of Engineering	2004 2003 2002	195,000 170,625 162,604		107,000 — —		— — —		150,000 530,000 —

(1)
Represents amounts due in connection with original employment agreement for reimbursed interest expense.

(2)
Mr. Notini joined us as President and Chief Operating Officer in April 2004. The data provided in this table reflect amounts earned from that date through December 31, 2004.

(3)
Mr. Edwards joined us as Vice President and Chief Marketing Officer in July 2004. The data provided in this table reflect amounts earned from that date through December 31, 2004.

(4)
Mr. Edwards received $50,000 to cover moving costs and related expenses, and $15,000 for reimbursement of temporary living expenses.

(5)
Mr. Miller joined us as Vice President of Finance, Corporate Controller and Chief Accounting Officer in May 2004. The data provided in this table reflect amounts earned from that date through December 31, 2004.

(6)
Mr. Miller received a $75,000 payment as a buyout of his employment potential with his former employer, which was related to the value of his stock options with his former employer.

(7)
Includes $271,112, $369,774 and $146,158 of commission income in 2004, 2003 and 2002, respectively.

(8)
In June 2004 our board of directors determined that the position of Vice President of Engineering would no longer be an executive officer position under applicable SEC rules.

Stock Option Grants

        The Option Grant Table below sets forth information about option grants to the Named Executive Officers during the year ended December 31, 2004, including hypothetical gains or "option spreads" for the options at the end of their respective ten-year terms, as calculated in accordance with the rules of the SEC. Each gain is based on an arbitrarily assumed annualized rate of compound appreciation of the market price at the date of grant of 5% and 10% from the date the option was granted to the end of the option term. Actual gains, if any, on option exercises are dependent on the future performance of our common stock, overall market conditions and continued employment.

OPTION GRANTS IN LAST FISCAL YEAR

	No. of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal Year(2)			Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Term(4)
Name			Exercise Price Per Share(3)	Expiration Date
					5%	10%
Hassan M. Ahmed	550,000	4.83%	$5.79	9/20/2014	$2,002,715	$5,075,273
Albert A. Notini	2,450,000	21.52%	3.99	4/06/2014	6,147,759	15,579,629
Steven Edwards	500,000	4.39%	4.10	7/19/2014	1,289,234	3,267,172
Bradley T. Miller	125,000	1.10%	4.09	5/10/2014	321,522	814,801
Gary A. Rogers	150,000	1.32%	5.79	9/20/2014	546,195	1,384,165
Paul R. Jones	150,000	1.32%	5.79	9/20/2014	546,195	1,384,165

(1)
Options vest 25% one year from the date of grant and thereafter an additional 2.0833% for each month of employment.

(2)
Based on options to purchase an aggregate of 11,383,300 shares of common stock granted to employees, including those granted to the Named Executive Officers, during the fiscal year ended December 31, 2004.

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

Option Holdings

        The following table sets forth information concerning the value of unexercised stock options held by the Named Executive Officers as of December 31, 2004. None of the Named Executive Officers exercised any stock options during 2004.

AGGREGATED FISCAL YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised Options at Fiscal Year-End
			Value of Unexercised In-The-Money Options at Fiscal Year-End (1)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Hassan M. Ahmed	2,149,667	1,853,333	$2,893,493	$1,575,000
Albert A. Notini	21,875	2,478,125	78,750	4,364,250
Steven Edwards	—	500,000	—	815,000
Bradley T. Miller	—	125,000	—	205,000
Gary A. Rogers	264,417	424,583	296,645	338,625
Paul R. Jones	613,317	487,083	622,591	417,375

(1)
The value of in-the-money options is based on the closing price of our common stock on December 31, 2004 of $5.73 per share, minus the per share exercise price, multiplied by the number of shares underlying the option. These values may never be realized.

Employment, Termination and Change-in-Control Arrangements

        Albert A. Notini serves as a member of our board of directors and is employed as President and Chief Operating Officer pursuant to an employment agreement entered into in April 2004. Under this agreement Mr. Notini's base salary is $325,000 annually and his "on target" variable bonus compensation is 85% of his annual base salary, which he has a contractual right to receive for the first year following his start date. Mr. Notini's compensation will be reviewed annually. In April 2004, we granted Mr. Notini an option to purchase 2,450,000 shares of our common stock at an exercise price of $3.99 per share, with 25% of the number of options vesting on the first anniversary of his commencement date and the remaining 75% vesting in equal monthly increments through the fourth anniversary of the commencement date. This agreement also includes change in control and termination terms and conditions.

        Ellen B. Richstone is employed as our Chief Financial Officer pursuant to an employment agreement entered into in December 2004. Under this agreement Ms. Richstone's base salary is $260,000 annually and she is eligible for an "on target bonus" of 60% of her annual base salary subject to the achievement of specific objectives. For the first year of her employment, $40,000 of her bonus is guaranteed. Ms. Richstone was granted an option to purchase 600,000 shares of our common stock at an exercise price of $5.49 per share, which represents the closing price of our common stock on the NASDAQ National Market on January 10, 2005, with 25% of the number of options vesting on the first anniversary of her commencement date and the remaining 75% vesting in equal monthly increments through the fourth anniversary of the commencement date. The agreement also provides for full acceleration of any unvested shares under the option grant in the event of termination other than for cause following certain change-in-control events, and salary continuation payments for twelve months in the event of termination by us other than for cause. Ms. Richstone is an employee-at-will.

        Steven Edwards is employed as our Vice President and Chief Marketing Officer pursuant to an employment agreement entered into in July 2004. Under this agreement Mr. Edwards' base salary is $245,000 annually, and he is eligible for an "on target bonus" of 60% of his annual base salary subject to the achievement of specific objectives. Mr. Edwards was granted an option to purchase 500,000 shares of our common stock at an exercise price of $4.10 per share, which represents the closing price of our common stock on the NASDAQ National Market on July19, 2004, with 25% of the number of options vesting on the first anniversary of his commencement date and the remaining 75% vesting in equal monthly increments through the fourth anniversary of the commencement date. The agreement also provides for (1) the acceleration of the greater of (a) 50% of all unvested shares under this option grant, or (b) the number of shares under this option grant that would vest in the twelve months following certain change-in-control events; (2) salary continuation payments for six months in the event of termination by us other than for cause; and (3) acceleration of 25% of his outstanding unvested options in the event he is terminated by us other than for cause within 12 months of his start date. Mr. Edwards is an employee-at-will.

        Bradley T. Miller is employed as our Vice President of Finance, Corporate Controller and Chief Accounting Officer pursuant to an employment agreement entered into in April 2004. Under this agreement Mr. Miller's base salary is $205,000 annually and he is eligible for an "on target bonus" of 25% of his annual base salary subject to the achievement of specific objectives. Mr. Miller was granted an option to purchase 125,000 shares of our common stock at an exercise price of $4.09 per share, which represents the closing price of our common stock on the NASDAQ National Market on May 10, 2004, with 25% of the number of options vesting on the first anniversary of his commencement date and the remaining 75% vesting in equal monthly increments through the fourth anniversary of the commencement date. The agreement also provides for salary continuation payments for twelve months in the event of termination by us other than for cause, and acceleration of 25% of his outstanding unvested options in the event he is terminated by us other than for cause within 12 months of his start date. Mr. Miller is an employee-at-will.

        Pursuant to stock option agreements under our Plan and except as provided above, following certain change-in-control events, the unvested stock options held by each of our Named Executive Officers that would vest over the twelve months following the change-in-control event would accelerate, which could result in a benefit in excess of $100,000 to each of these executive officers.

Indemnification Agreements

        As described in our Annual Report on Form 10-K filed on March 15, 2005, certain of our current and former officers and directors are parties to legal proceedings because of their status as officers and directors. We have generally entered into indemnification agreements with our officers and directors and we may be liable for judgments, fines and expenses in connection with such proceedings, which, in the aggregate, may be material. In addition, we are paying legal fees for counsel representing our officers and directors in connection with such proceedings.

Compensation Committee Interlocks and Insider Participation

        The members of our compensation committee during 2004 were Messrs. Severino and Thompson. No interlocking relationship exists between any member of our board of directors or our compensation committee and any member of the board of directors or compensation committee of any other company, and none of these interlocking relationships have existed in the past.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Securities

        The following table sets forth information regarding beneficial ownership of our common stock as of January 31, 2005 by:

  •
  each person who beneficially owns to the best of our knowledge, more than 5% of the outstanding shares of our common stock;

  •
  each of our Named Executive Officers;

  •
  each of our directors; and

  •
  all of our executive officers and directors as a group.

        Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting and investment power with respect to shares. In computing the number of shares beneficially owned by each person named in the following table and the percentage ownership of that person, shares of common stock that are subject to stock options held by that person that are exercisable as of January 31, 2005 or exercisable within 60 days of January 31, 2005 are deemed owned by that person and are also deemed outstanding. These shares are not, however, deemed outstanding for purposes of computing the percentage ownership of any other person.

        Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. The percentage of common stock outstanding as of January 31, 2005 is based on 248,046,662 shares of common stock outstanding on that date plus shares subject to options to the extent noted above. Unless otherwise indicated, the address of each person listed in the table is care of Sonus Networks, Inc., 250 Apollo Drive, Chelmsford, Massachusetts 01824.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Outstanding
Executive Officers and Directors:
Hassan M. Ahmed(1)	9,292,998	3.7%
Albert A. Notini(2)	25,000	*
Steven Edwards	—	—
Bradley T. Miller	—	—
Gary A. Rogers(3)	1,764,044	*
Paul R. Jones(4)	671,275	*
Edward T. Anderson(5)	440,945	*
John P. Cunningham	—	—
Paul J. Ferri(6)	170,338	*
Rubin Gruber(7)	4,494,818	1.8
Paul J. Severino(8)	576,821	*
H. Brian Thompson(9)	37,708	*
All executive officers and directors as a group (12 persons)(10)	16,802,672	6.7%
5% Owners:
Fidelity Management & Research Company(11)	29,355,270	11.8%
Barclays PLC and affiliated entities(12)	13,588,549	5.5%

*
Less than 1% of the outstanding shares of common stock.

(1)
Includes 2,314,667 shares subject to outstanding options that are exercisable as of April 1, 2005. Includes 1,314,000 shares held by family trusts and by his minor children. Mr. Ahmed disclaims beneficial ownership of the shares held by these trusts and his minor children.

(2)
Includes 25,000 shares subject to outstanding options that are exercisable as of April 1, 2005.

(3)
Includes 295,667 shares subject to outstanding options that are exercisable as of April 1, 2005. Includes 219,883 shares held by a family trust, 12,000 shares held in trust for his minor children, and 250,000 shares held by a grantor retained annuity trust. Mr. Rogers disclaims beneficial ownership of the shares held by each of these trusts.

(4)
Includes 650,817 shares subject to outstanding options that are exercisable as of April 1, 2005.

(5)
Includes 21,249 shares subject to outstanding options that are exercisable as of April 1, 2005.

(6)
Includes 21,249 shares subject to outstanding options that are exercisable as of April 1, 2005.

(7)
Includes 1,389,458 shares subject to outstanding options that are exercisable as of April 1, 2005.

(8)
Includes 21,249 shares subject to outstanding options that are exercisable as of April 1, 2005 and 51,000 shares held for the benefit of Mr. Severino's minor child under the Massachusetts Uniform Transfer to Minors Act.

(9)
Includes 17,708 shares subject to outstanding options that are exercisable as of April 1, 2005.

(10)
Includes 4,106,247 shares subject to outstanding options that are exercisable as of April 1, 2005 owned by all of the current executive officers and directors.

(11)
According to a Schedule 13G/A filed on February 14, 2005, Fidelity Management & Research Company ("Fidelity"), a wholly owned subsidiary of FMR Corp., was the beneficial owner of 29,355,270 shares of common stock in its capacity as investment advisor to various registered investment companies. The power to vote these shares resides solely with the boards of trustee of these Fidelity funds, while the power to dispose of these shares resides with Edward C. Johnson 3rd and FMR Corp. The address of FMR Corp. is 82 Devonshire Street, Boston, MA 02109.

(12)
According to a Schedule 13G filed on February 17, 2004, Barclays Global Investors, N.A. (BGI) was the beneficial owner of 11,383,638 shares of common stock, Barclays Global Fund Advisors (BGF) was the beneficial owner of 2,204,311 shares of common stock and Barclays Capital Securities Limited (BCS) was the beneficial owner of 600 shares of common stock, each of which holds the shares in trust accounts for the beneficiaries of those accounts. BGI, BGF and BCS have dispository power and voting power over 12,373,349 of those shares. The address of BGI and BGF is 45 Fremont Street, San Francisco, CA 94105, and the address of BCS is 5 The North Colonnade, Canary Wharf, London, England E14 4BB.

Equity Compensation Plan Information

        The following table provides information as of December 31, 2004 with respect to the shares of our common stock that may be issued under the our existing equity compensation plans.

	(A)		(B)	(C)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders(1)	36,893,219	(3)	$4.71	52,963,573	(4)
Equity Compensation Plans Not Approved by Shareholders(2)	—		—	—
Total	36,893,219		$4.71	52,963,573

(1)
Consists of the Plan and the 2000 Employee Stock Purchase Plan (ESPP).

(2)
Consists of the TTI 1998 Equity Incentive Plan assumed by us in connection with our acquisition of telecom technologies, inc. (TTI). As of December 31, 2004, no additional options or grants of shares may be awarded and no shares of our common stock are issuable upon exercise of options under this plan.

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

(4)
Consists of shares available for future issuance under the Plan and the ESPP. As of December 31, 2004, an aggregate of 37,312,611 shares of common stock were available for issuance under the Plan and 15,650,962 shares of common stock were available for issuance under the ESPP. The Plan incorporates an evergreen provision pursuant to which, on January 1 of each year, the aggregate number of shares reserved for issuance under the Plan automatically increases by a number equal to the lesser of (i) 5% of the total number of shares of common stock outstanding on December 31 of the preceding year, or (ii) such number as our board of directors may determine. The ESPP incorporates an evergreen provision pursuant to which, on January 1 of each year, the aggregate number of shares reserved for issuance under the ESPP automatically increases by a number equal to the lesser of (i) 2% of the total number of shares of common stock outstanding on December 31 of the preceding year, or (ii) such number as our board of directors may determine.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this Item 13 is included, as applicable, above under Item 11 captioned "Executive Compensation" and incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees For Auditors During Fiscal Years Ended December 31, 2004 and 2003

        The following is a summary of the aggregate fees billed to us by Ernst & Young LLP for the fiscal years ended December 31, 2004 and 2003 for each of the following categories of professional services.

Fee Category	Fiscal 2004 Fees		Fiscal 2003 Fees
Audit Fees	$2,621,000	(1)	$4,722,000	(2)
Audit-Related Fees(3)	11,000		25,000
Tax Fees(3)	—		52,000
All Other Fees(3)	32,000		2,500

Total Fees	$2,664,000		$4,801,500

(1)
Includes fees and expenses related to the fiscal 2004 year end audit, the 2004 audit of management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, and interim reviews, notwithstanding when the fees and expenses were billed or when the services were rendered.

(2)
Includes fees and expenses related to the fiscal 2003 year end audit and interim reviews, notwithstanding when the fees and expenses were billed or when the services were rendered, and the fees and expenses related to the fiscal 2002 and 2001 re-audit work performed in 2004.

(3)
Includes fees and expenses for services rendered from January through December of the fiscal year, notwithstanding when the fees and expenses were billed.

Audit Fees

        Audit fees consist of professional services rendered for the audit of our consolidated financial statements included in our annual report on Form 10-K and review of the interim consolidated financial statements included in our quarterly reports on Form 10-Q, audit of management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting and statutory audits of our foreign subsidiaries.

Audit-Related Fees

        Audit-related fees consist of professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements and the audit of management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, but are not reported under "Audit Fees." These services include employee benefit plan audits and consultations concerning financial accounting and reporting standards.

Tax Fees

        Tax fees consist of professional services for tax compliance, tax reporting, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance and reporting, sales and use tax advice and international tax planning.

All Other Fees

        All other fees consist of products and professional services other than the services reported above, including fees in connection with the formal order of private investigation issued by the SEC to us in June 2004.

Policy on Audit Committee Pre-approval of Audit and Non-audit Services; and Auditor Partner Rotation and Personnel Matters

        The audit committee has adopted a policy to pre-approve audit and permissible non-audit services provided by our registered public accounting firm. These services many include audit services, audit-related services, tax services and other services. Prior to engagement of the registered public accounting firm for the next year's audit, the registered public accounting firm and our management submit an aggregate of services expected to be rendered during that year for each of the four categories of services to the audit committee for approval. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The registered public accounting firm and our management periodically report to the audit committee regarding the extent of services provided by the registered public accounting firm in accordance with this pre-approval process. The audit committee may also pre-approve particular services on a case-by-case basis. The audit committee may ratify, without prior approval, certain de minimis non-audit services if the aggregate amount of all such non-audit services provided to us constitutes not more than $5,000 during the fiscal year in which the services are provided. During the fiscal year ended December 31, 2004, there were no de minimis non-audit services provided that the audit committee subsequently ratified as the audit committee pre-approved all of the services performed by Ernst & Young LLP.

        Our audit committee requires the regular rotation of the lead audit partner and reviewing partner as required by Section 203 of the Sarbanes-Oxley Act of 2002 and is responsible for recommending to our board policies for hiring employees or former employees of the registered public accounting firm.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this Annual Report on Form 10-K/A:

1)    Financial Statements.

        The following consolidated financial statements and notes thereto are included in Part II, Item 8 filed as part of the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the SEC on March 15, 2005:

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

3)    List of Exhibits.

        The Exhibits filed as part of this Annual Report on Form 10-K/A are listed in the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Chelmsford, Commonwealth of Massachusetts, on this 29th day of April, 2005.

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
10.17(g)	Sublease Agreement, dated October 16, 2003, by and between Cisco Systems, Inc. and Sonus Networks, Inc. with respect to property located at 250 Apollo Drive, Chelmsford, Massachusetts.
10.18(d)	Offer to Exchange Outstanding Stock Options dated October 16, 2002, as amended.
10.19(h)+	Employment letter dated April 6, 2004, by and between the Registrant and Albert A. Notini.
10.20(i)+	Employment letter dated December 23, 2004, by and between the Registrant and Ellen B. Richstone.
10.21(j)+	Summary of 2004 Executive Bonus Plan
10.22(k)+	Form of Stock Option Agreement under the 1997 Stock Incentive Plan.
10.23(k)+	Form of Director and Officer Indemnity Agreement.
10.24*+	Employment letter dated April 16, 2004, by and between the Registrant and Bradley T. Miller.
10.25*+	Employment letter dated July 6, 2004, by and between the Registrant and Steven Edwards.
14.1(g)	Code of Business Conduct and Ethics.
21.1(g)	Subsidiaries of the Registrant.
23.1**	Consent of Ernst & Young LLP.
31.1**	Certificate of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certificate of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certificate of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (regarding Amendment No. 1 on Form 10-K/A).
31.4*	Certificate of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (regarding Amendment No. 1 on Form 10-K/A).
32.1**	Certificate of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certificate of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(j)
Incorporated by reference from the Registrant's Form 10-Q (file No. 000-30229), filed November 9, 2004 with the SEC.

(k)
Incorporated by reference from the Registrant's Form 10-Q (file No. 000-30229), filed August 20, 2004 with the SEC.

*
Filed herewith.

**
Previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 15, 2005.

+
Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

QuickLinks

EXPLANATORY NOTE
TABLE OF CONTENTS
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
SIGNATURE
EXHIBIT INDEX