Form 10-Q
period 2005-03-31
SONUS NETWORKS INC
filed 2005-05-09
CIK 1105472

Use these links to rapidly review the document
SONUS NETWORKS, INC. FORM 10-Q QUARTER ENDED MARCH 31, 2005 TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
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

        As of April 30, 2005, there were 248,181,487 shares of $0.001 par value per share, common stock outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2005
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

SONUS NETWORKS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$123,115	$121,931
Marketable securities	180,709	170,145
Accounts receivable, net	27,631	32,486
Inventory, net	31,256	28,346
Other current assets	11,653	10,891

Total current assets	374,364	363,799
Property and equipment, net	11,145	8,217
Long-term investments	7,488	21,029
Other assets	864	783

	$393,861	$393,828

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,988	$8,654
Accrued expenses	16,954	18,240
Accrued restructuring expenses	189	186
Current portion of deferred revenue	69,267	65,105
Current portion of long-term liabilities	25	30

Total current liabilities	96,423	92,215
Long-term deferred revenue, net of current portion	22,746	25,960
Long-term liabilities, net of current portion	614	613
Convertible subordinated note	10,000	10,000
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 250,473,969 and 249,755,118 shares issued and 248,177,059 and 247,458,208 shares outstanding at March 31, 2005 and December 31, 2004	250	250
Capital in excess of par value	1,051,875	1,049,142
Accumulated deficit	(787,780)	(784,085)
Treasury stock, at cost; 2,296,910 common shares at March 31, 2005 and December 31, 2004	(267)	(267)

Total stockholders' equity	264,078	265,040

	$393,861	$393,828

The accompanying notes are an integral part of these consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2005	2004
Revenues:
Product	$22,458	$26,245
Service	11,152	10,287

Total revenues	33,610	36,532

Cost of revenues (1):
Product	6,843	8,141
Service	5,269	4,259

Total cost of revenues	12,112	12,400

Gross profit	21,498	24,132

Operating expenses:
Research and development (1)	11,017	8,928
Sales and marketing (1)	9,027	6,860
General and administrative (1)	6,800	4,827
Stock-based compensation	—	379
Amortization of purchased intangible assets	—	600

Total operating expenses	26,844	21,594

Income (loss) from operations	(5,346)	2,538
Interest expense	(128)	(122)
Interest income	1,875	765

Income (loss) before income taxes	(3,599)	3,181
Provision for income taxes	96	167

Net income (loss)	$(3,695)	$3,014

Net income (loss) per share:
Basic	$(0.01)	$0.01

Diluted	$(0.01)	$0.01

Shares used in computing net income (loss) per share:
Basic	247,877	244,607

Diluted	247,877	255,592

(1)
Excludes non-cash, stock-based compensation expense as follows:

Cost of revenues	$—	$4
Research and development	—	110
Sales and marketing	—	211
General and administrative	—	54

	$—	$379

The accompanying notes are an integral part of these consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(3,695)	$3,014
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,476	1,632
Stock-based compensation	—	379
Amortization of purchased intangible assets	—	600
Changes in current assets and liabilities:
Accounts receivable	4,855	(8,308)
Inventory	(2,910)	(1,553)
Other current assets	(762)	(1,455)
Accounts payable	1,334	2,403
Accrued expenses	(1,330)	(1,169)
Deferred revenue	948	7,760

Net cash provided by (used in) operating activities	(84)	3,303

Cash flows from investing activities:
Purchases of property and equipment	(4,303)	(2,230)
Maturities of marketable securities	35,621	29,187
Purchases of marketable securities	(32,644)	(13,277)
Other assets	(81)	136

Net cash provided by (used in) investing activities	(1,407)	13,816

Cash flows from financing activities:
Sale of common stock in connection with employee stock purchase plan	2,313	796
Proceeds from exercise of stock options	420	400
Payments of long-term liabilities	(58)	(59)

Net cash provided by financing activities	2,675	1,137

Net increase in cash and cash equivalents	1,184	18,256
Cash and cash equivalents, beginning of period	121,931	133,715

Cash and cash equivalents, end of period	$123,115	$151,971

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$2	$3

Cash paid for taxes	$551	$147

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

  (a) Basis of Presentation and Principles of Consolidation

        The accompanying unaudited consolidated financial statements have been prepared by Sonus and reflect all adjustments, consisting only of normal recurring adjustments that in the opinion of management are necessary for a fair presentation of the results and financial position for the interim periods. The unaudited consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC), and omit or condense certain information and footnote disclosures pursuant to existing SEC rules and regulations. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the entire fiscal year. These statements should be read in conjunction with the consolidated financial statements and related notes included in Sonus' Annual Report on Form 10-K for the year ended December 31, 2004.

        The accompanying consolidated financial statements include the accounts of Sonus and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

        Certain reclassifications have been made to the consolidated financial statements for the year ended December 31, 2004 in order to conform to the March 31, 2005 presentation.

  (b) Use of Estimates and Judgments

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these financial statements include revenue recognition for multiple element arrangements, allowances for doubtful accounts, estimated fair value of investments, inventory reserves, expected future cash flows used to evaluate the recoverability of long-lived assets, restructuring and other related charges, contingencies associated with revenue contracts, contingent liabilities, and recoverability of Sonus' net deferred tax assets and related valuation allowance. Although Sonus regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. Sonus bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from Sonus' estimates if past experience or other assumptions do not turn out to be substantially accurate.

  (c) Cash Equivalents, Marketable Securities and Long-Term Investments

        Cash equivalents are stated at cost plus accrued interest, which approximates market value, and have remaining maturities of three months or less at the date of purchase.

        Marketable securities are classified as held-to-maturity, as Sonus has the intent and ability to hold to maturity. Marketable securities are reported at amortized cost. Cash equivalents and marketable securities are invested in high quality credit instruments, primarily U.S. Government, municipal and corporate obligations. Current marketable securities have remaining contractual maturities of less than one year as of the balance sheet date. There have been no material gains or losses to date.

        Long-term investments consist of high-quality credit instruments, primarily U.S. Government and corporate obligations with remaining maturities of greater than one year as of the balance sheet date.

  (d) Concentrations of Credit and Off-Balance Sheet Risk, Significant Customers and Limited Suppliers

        The financial instruments that potentially subject Sonus to concentrations of credit risk are cash, cash equivalents, marketable securities, accounts receivable and long-term investments. Sonus has no off-balance sheet arrangements such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Sonus' cash, cash equivalent and investment portfolio holdings are diversified among four financial institutions.

        For the three months ended March 31, 2005 and 2004, two and three customers each contributed 10% or more of Sonus' revenues, representing an aggregate of 40% and 67% of total revenues, respectively. The following customers contributed 10% or more of Sonus' revenues for the three months ended March 31, 2005 and 2004:

	Three months ended March 31,
	2005	2004
Customer:
Global Crossing	25%	*	%
Level 3 Communications	15	*
Verizon Global Networks	*	30
Softbank Broadband Corporation	*	26
Qwest Communications	*	11

*
Less than 10%.

        As of March 31, 2005 and December 31, 2004, one and two customers each accounted for more than 10% of Sonus' accounts receivable balance, representing an aggregate of 14% and 53% of total accounts receivable as of these dates. Sonus performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Sonus maintains an allowance for doubtful accounts and credit losses have been within management's expectations.

        International revenues, primarily from Asia and Europe, were 12% and 29% of revenues for the quarters ended March 31, 2005 and 2004.

        Certain components and software licenses from third parties used in Sonus' products are procured from a single source. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus' delivery of products and thereby materially adversely affect Sonus' revenues and operating results.

  (e) Accounts Receivable

        Accounts receivable consist of the following, in thousands:

	March 31, 2005	December 31, 2004
Earned accounts receivable	$8,175	$9,088
Unearned accounts receivable	19,939	23,807

Accounts receivable, gross	28,114	32,895
Allowance for doubtful accounts	(483)	(409)

Accounts receivable, net	$27,631	$32,486

        Unearned accounts receivable represent products shipped to customers where Sonus has a contractual right to bill the customer and collectibility is probable under ordinary collection terms prior to satisfying Sonus' revenue recognition criteria. The allowance for doubtful accounts is based on Sonus' detailed assessment of the collectibility of specific customer accounts.

  (f) Inventory

        Inventory consists of the following, in thousands:

	March 31, 2005	December 31, 2004
On-hand final assemblies and finished goods inventory	$15,639	$18,725
Unearned inventory	19,292	14,054
Evaluation inventory	4,922	6,107

Inventory, gross	39,853	38,886
Excess, obsolete and evaluation reserve	(8,597)	(10,540)

Inventory, net	$31,256	$28,346

        Unearned inventory represents deferred cost of revenues for product shipments prior to satisfaction of Sonus' revenue recognition criteria.

        Sonus values inventory at the lower of cost or net realizable value and provides inventory reserves based on excess and obsolete inventory determined primarily by future demand forecasts and records adjustments to such reserves through charges to cost of revenues. Sonus also records a full inventory reserve for evaluation equipment at the time of shipment to its customers as a charge to sales and marketing expense as Sonus' experience with this type of inventory indicates it is probable that the inventory will not be realizable. If these evaluation shipments should convert to revenue, Sonus records a benefit to sales and marketing expense and records the full cost of revenues in the period of revenue recognition.

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

  (h) Deferred Revenue

        Deferred revenue consists of the following, in thousands:

	March 31, 2005	December 31, 2004
Maintenance and support contracts	$49,270	$44,859
Customer deposits	22,804	22,399
Unearned revenue	19,939	23,807

Total deferred revenue	92,013	91,065
Less current portion	(69,267)	(65,105)

Long-term deferred revenue	$22,746	$25,960

        Maintenance and support contracts are recognized ratably over the life of the service contract. Customer deposits represent payments received in advance of revenue recognition. Unearned revenue represents billings for which payment has not been received and revenue recognition criteria have not been met. As of March 31, 2005 and December 31, 2004, deferred revenue and accounts receivable excluded $16.8 million and $6.5 million related to products shipped and billed to customers which are collectible under extended payment terms or for which revenue is recognized as cash is collected. Such amounts will be recorded pursuant to Sonus' revenue recognition policy.

  (k) Revenue Recognition

        Sonus recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility of the related receivable is probable under ordinary payment terms. When Sonus has future obligations, including a requirement to deliver additional elements which are essential to the functionality of the delivered elements or for which vendor specific objective evidence of fair value (VSOE) does not exist or customer acceptance is required, Sonus defers revenue recognition and related costs until those obligations are satisfied. The ordering patterns and sales lead times associated with customer orders may vary significantly from period to period.

        Many of Sonus' sales are generated from complex contractual arrangements which require significant revenue recognition judgments, particularly in the case of multiple element arrangements. When a sale involves multiple elements, such as products, maintenance or professional services, Sonus allocates the entire sales price to each respective element based on VSOE or using the residual method when VSOE cannot be established for a single delivered element in the arrangement. Sonus then recognizes revenue on each element in accordance with its policies for revenue recognition related to each element. Sonus determines VSOE based upon the price charged when the same element is sold separately. If Sonus cannot establish VSOE for each undelivered element, it defers revenue recognition on the entire arrangement until the earlier of the establishment of VSOE or delivery of the undelivered element.

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

        Maintenance and support services are recognized ratably over the life of the maintenance and support service period, which typically is one year when the services are sold separately and up to five years when the fees for the services are bundled with the product fees as part of a multiple element arrangement, following recognition of the related product revenue. Maintenance and support services include telephone support and unspecified rights to product upgrades and enhancements. Maintenance and support VSOE represents a consistent percentage of the sales prices charged to customers, and is dependent upon the size of the installed base of Sonus product at the customer. The application of judgment could affect the continued determination of maintenance and support VSOE and Sonus' ability to recognize revenue using the residual method.

        Installation service revenues are generally recognized at the time of the related product revenue recognition as installation is typically complete by such time. Professional services are typically recognized as the services are performed.

        Sonus sells the majority of its products directly to end-users. For products sold through resellers and distributors, Sonus recognizes revenue on a sell-through method utilizing information provided to Sonus from its resellers and distributors.

        Sonus records deferred revenue for product shipped to customers and related services where amounts are billed pursuant to a contractual right and collection is probable, or collected, in the ordinary course of business if the revenue recognition criteria have not been satisfied. Deferred revenues include customer deposits and amounts associated with maintenance contracts. Deferred revenues expected to be recognized as revenue more than one year of the balance sheet date are classified as long-term deferred revenues.

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

  (m) Stock-based Compensation

        SFAS No. 123, Accounting for Stock-Based Compensation, provides that companies may account for stock-based compensation under either the fair value-based method of accounting under SFAS No. 123 or the intrinsic value-based method provided by Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees. Sonus uses the intrinsic value-based method of APB No. 25 to account for all of its employee stock-based compensation plans and uses the fair value method of SFAS No. 123 to account for all non-employee stock-based compensation. Sonus follows Financial Interpretation No. (FIN) 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans and amortizes the intrinsic value for all awards as measured under APB No. 25 on an accelerated basis. SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, requires companies following APB No. 25 to make pro forma disclosure in the notes to the consolidated financial statements using the measurement provisions of SFAS No. 123.

        Sonus has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees and shares purchased under the 2000 Employee Stock Purchase Plan (ESPP) using the Black Scholes option-pricing model. In valuing the stock options granted, Sonus used an assumed risk-free interest rate of 3.89% and 3% for the three months ended March 31, 2005 and 2004; volatility of 122% and 128% for the three months ended March 31, 2005 and 2004; and an expected life of four and five years for the three months ended March 31, 2005 and 2004, with the assumption that dividends will not be paid. In valuing the ESPP, Sonus used an assumed risk-free interest rate of 1.3-2.1% for the three months ended March 31, 2005, and 1%-3% for the three months ended March 31, 2004; volatility of 72-154% for the three months ended March 31, 2005 and 26%-150% for the three months ended March 31, 2004; and an expected life ranging from six months to two years, with the assumption that dividends will not be paid. The pro forma information is as follows, in thousands except per share data:

	Three months ended March 31,
	2005	2004
Net income (loss)
As reported	$(3,695)	$3,014
Plus: Employee stock-based compensation expense included in net income (loss) under intrinsic value method related to options	—	342
Less: Employee stock-based compensation under fair value method	(10,391)	(11,670)

Pro forma	$(14,086)	$(8,314)

Basic and diluted net income (loss) per share—
As reported	$(0.01)	$0.01
Pro forma	$(0.06)	$(0.03)

  (n) Comprehensive Net Income (Loss)

        Sonus applies SFAS No. 130, Reporting Comprehensive Income. The comprehensive net income (loss) for the three months ended March 31, 2005 and 2004 does not differ from the reported net income (loss).

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

        The following table sets forth the computation of shares used in calculating the net income (loss) per share, in thousands:

	Three months ended March 31,
	2005	2004
Weighted average common shares outstanding	247,877	245,465
Less weighted average restricted common shares outstanding	—	(858)

Shares used in basic per share calculation	247,877	244,607
Add effect of dilutive potential common shares	—	10,985

Shares used in dilutive per share calculation	247,877	255,592

        Excluded from the shares used in the calculations above are options to purchase shares of common stock and shares of common stock issuable upon conversion of a convertible subordinated note representing an aggregate of 2,709,290 shares as of March 31, 2004 as their effect would have been anti-dilutive.

  (r) Warranty Reserve

        Sonus' products are covered by a standard warranty of 90 days for software and one year for hardware. In addition, certain customer contracts include warranty-type provisions for epidemic or similar product failures, generally for the contractual period or the life of the product in accordance with published telecommunications standards. Sonus accrues for warranty obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. Sonus has not incurred significant costs related to such obligations. Sonus' customers typically purchase maintenance and support contracts, which encompass its warranty obligations. Sonus' estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts.

        In addition, certain of Sonus' customer contracts include provisions under which Sonus may be obligated to pay penalties generally for the contractual period or for the life of the product if Sonus' products fail or do not perform in accordance with specifications. Sonus accrues for such contingent obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. Sonus has not incurred significant costs related to such provisions. Sonus periodically assesses the adequacy of its recorded warranty liabilities and adjust the amounts as necessary. Increases in product failure rates, material usage or service delivery costs may result in increases to Sonus' warranty reserve and its gross profit could be adversely affected. As of March 31, 2005 and December 31, 2004 Sonus had no warranty reserve recorded.

  (s) Recent Accounting Pronouncements

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

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. SFAS 151 amends the guidance in ARB No 43, Chapter 4, "Inventory Pricing" to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. Sonus is evaluating the provisions of SFAS 151 and presently do not believe that its adoption will have a material impact on its financial condition, results of operations or cash flows.

        In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123(R) was due to be adopted in fiscal periods beginning after June 15, 2005. In April 2005, the SEC delayed the adoption of SFAS 123(R) to fiscal years beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. Sonus is required to adopt SFAS 123(R) on January 1, 2006, the commencement of its first quarter of fiscal year 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods: a "modified prospective" method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or a "modified retrospective" method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. Sonus has not yet determined which method to use in adopting SFAS 123(R). As permitted by SFAS 123, Sonus currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Sonus is evaluating SFAS 123(R) and has not yet determined the amount of stock option expense that will be incurred in future periods as a result of the adoption of SFAS 123(R). The adoption of SFAS 123(R) will have no impact on Sonus' net cash flows or overall financial condition.

(3) Accrued Restructuring Expenses

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

2002 Restructuring Accrual

        The following table summarizes the activity during the three months ended March 31, 2005 relating to Sonus' accrual for fiscal 2002 restructuring actions, in thousands:

	December 31, 2004 Accrual Balance	Cash Payments	March 31, 2005 Accrual Balance	Current Portion	Long-term Portion
Consolidation of facilities	$799	$(45)	$754	$189	$565

        The remaining cash expenditures relating to the consolidation of excess facilities are expected to be paid through 2008.

(4) Convertible Subordinated Note

        In May 2001, Sonus completed a private placement of an aggregate principal amount of $10,000,000 of a 4.75% convertible subordinated note, due May 1, 2006, with a customer. Interest payments are due semi-annually on May 1 and November 1 of each year through May 2006. The note may be converted by the holder into shares of Sonus' common stock at any time before its maturity or prior to its redemption or repurchase by Sonus. The conversion rate is 33.314 shares per each $1,000 principal amount of the note, subject to adjustment in certain circumstances. After May 1, 2004, Sonus has the option to redeem all or a portion of the note at 100% of the principal amount. Also, at any time if the market price of Sonus' common stock exceeds $60.04 per share for twenty trading days in any thirty trading-day period, Sonus may redeem this note through the issuance of shares of common stock or for cash. In the event of a change of control in Sonus, the holder at its option may require Sonus to redeem the note through the issuance of common stock or cash. Interest expense related to Sonus' convertible subordinated note was $119,000 for both the three months ended March 31, 2005 and 2004.

(5) Contingencies

        In November 2001, a purchaser of Sonus' common stock filed a complaint in the federal district court for the Southern District of New York against Sonus, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with Sonus' initial public offering (IPO) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased Sonus' common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that Sonus' registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against Sonus are asserted under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against Sonus, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, Sonus, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against many of the individual defendants, including those Sonus officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including Sonus, but denied the remainder of the motion as to the defendants. In June 2003, a special committee of Sonus' Board of Directors authorized Sonus to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. On February 15, 2005, the court preliminarily approved the terms of the proposed settlement contingent on modifications to the proposed settlement. The settlement is subject to final approval by the court. No hearing date has been scheduled for final approval. It remains uncertain when the settlement will become final. Sonus does not expect that the settlement would have a material impact on its business or financial results.

        Beginning in July 2002, several purchasers of Sonus' common stock filed complaints in federal district court for the District of Massachusetts against Sonus, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (Class Action Complaints). The purchasers seek to represent a class of persons who purchased Sonus' common stock between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that Sonus made false and misleading statements about its products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, Sonus filed a motion to dismiss the Consolidated Amended Complaint on various grounds. On May 11, 2004, the court held oral argument on the motion, at the conclusion of which the court denied Sonus' motion to dismiss. The plaintiffs filed a motion for class certification on July 30, 2004, and Sonus filed its opposition on September 10, 2004, to which the plaintiffs replied on September 30, 2004. On February 16, 2005, the court certified the class and appointed a class representative. On March 9, 2005, the court appointed the law firm of Moulton & Gans as lead counsel. The court has requested additional briefing on the adequacy of the class representative, but has not yet held a hearing or issued a decision on the matter. Sonus believes the claims in the Consolidated Amended Complaint are without merit and that it has substantial legal and factual defenses, which it intends to pursue vigorously. There is no assurance Sonus will prevail in defending these actions.

        Beginning in February 2004, a number of purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts against Sonus and certain of its current officers and directors. On June 28, 2004, the court consolidated the claims. On December 1, 2004, the lead plaintiff filed a consolidated amended complaint. The complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a), and 15 of the Securities Act of 1933, relating to Sonus' restatement of its financial results for 2001, 2002, and the first three quarters of 2003. Specifically, the complaint alleges that Sonus issued a series of false or misleading statements to the market concerning Sonus' revenues, earnings and financial condition. Plaintiffs contend that such statements caused Sonus' stock price to be artificially inflated. The complaint seeks unspecified damages on behalf of a purported class of purchasers of Sonus' common stock during the period from March 28, 2002, through March 26, 2004. On January 28, 2005, Sonus filed a motion to dismiss the Section 10(b) and 12(a) claims and joined the motion to dismiss the Section 11 claim filed by the individual defendants. On March 22, 2005, the plaintiff filed its opposition to the motion. A hearing on the motion in federal court has been scheduled for June 1, 2005. Sonus believes that it has substantial legal and factual defenses to the claims, which it intends to pursue vigorously. There is no assurance Sonus will prevail in defending these actions.

        In February 2004, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against Sonus and certain of its officers and directors, naming Sonus as a nominal defendant. Also in February 2004, two-purported shareholder derivative lawsuits were filed in the business litigation session of the superior court of Suffolk County of Massachusetts against Sonus and certain of its directors and officers, also naming Sonus as a nominal defendant. The suits claim that certain of Sonus' officers and directors breached their fiduciary duties to Sonus' stockholders and to the company. The complaints are derivative in nature and do not seek relief from Sonus. However, Sonus has entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to Sonus' obligations under the indemnification agreements or applicable Delaware law. On September 27, 2004, the state court granted Sonus' motion to dismiss. On October 26, 2004, the plaintiffs filed a notice appealing the state court's dismissal of the actions. In the federal actions, on June 28, 2004, the court consolidated and stayed the three actions. On October 12, 2004, the lead plaintiff filed a consolidated amended complaint. Sonus believes that it has substantial legal and factual defenses to the federal claims and has filed a motion to dismiss based on the decision by the state court. A hearing on the motion in federal court has been scheduled for June 1, 2005. There is no assurance Sonus will prevail in defending these actions.

        In December 2004, a purchaser of Sonus' common stock filed a complaint in the circuit court in Will County, Illinois, against the Company, one of its officers, and a former officer alleging misrepresentation and fraud in connection with the plaintiff's purchase of Sonus stock. The Complaint seeks unspecified damages. Sonus filed a motion to dismiss the complaint. The court ordered the plaintiff to file an amended complaint on or before May 5, 2005. Sonus believes that it has substantial legal and factual defenses to these claims, which it intends to pursue vigorously. There is no assurance Sonus will prevail in defending this action.

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

(6) Stockholders' Equity

  (a) 1997 Stock Incentive Plan

        On January 1 of each year, the aggregate number of shares of common stock available for issuance under the 1997 Stock Incentive Plan (Plan) shall increase by the lesser of (i) 5% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of March 31, 2005, 135,227,031 shares were authorized and 47,829,844 shares were available under the Plan for future issuance.

  (b) 2000 Employee Stock Purchase Plan

        On January 1 of each year, the aggregate number of shares of common stock available for purchase under the ESPP shall increase by the lesser of (i) 2% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of March 31, 2005, 25,290,812 shares were authorized and 20,011,984 shares were available under the ESPP for future issuance.

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

        Sonus did not record any stock-based compensation for the three months ended March 31, 2005 as all amounts had been fully amortized as of December 31, 2004. For the three months ended March 31, 2004, $379,000 was recorded.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are subject to a number of risks and uncertainties. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and ourselves, and we do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the factors set forth in "Cautionary Statements" in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the unaudited consolidated financial statements and related notes for the periods specified. Further reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2004, on file with the SEC.

Overview

        We are a leading supplier of packet voice infrastructure solutions for wireline and wireless service providers. Our products are a new generation of carrier-class switching equipment and software that enable voice services to be delivered over packet-based networks.

        In 2004 and continuing into 2005, there was increased interest and activity in the market for packet-based voice infrastructure products. While it remains uncertain as to the speed and extent of the adoption of carrier packet voice infrastructure products by large carriers, we believe that over time the market opportunity for packet voice solutions is substantial. This has shown in our order activity as in the fourth quarter of fiscal 2004 we achieved record orders and in the first quarter of fiscal 2005 orders continued strong at a ratio of modestly below two times revenue. For the three months ended March 31, 2005, revenues were $33.6 million compared to $36.5 million in the same period in the prior year and total deferred revenue increased to $92.0 million as of March 31, 2005 from $91.1 million as of December 31, 2004. This variability in our quarterly revenue and operating results was caused primarily by the timing of revenue recognition and the late renewal of several annual maintenance contracts.

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

        Since our inception through December 31, 2003, we incurred significant losses. As of March 31, 2005, we had an accumulated deficit of $787.8 million. Although we achieved profitability in each quarter and on an annual basis in fiscal year 2004, we incurred a net loss for the quarter ended March 31, 2005 and may incur additional losses in future quarters and years. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses, many of which are fixed prior to the beginning of any particular fiscal period and, as a result, we will need to generate significant revenues to maintain profitability.

Critical Accounting Policies and Estimates

        Revenue Recognition.    We recognize revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectibility of the related receivable is probable under ordinary payment terms. When we have future obligations, including a requirement to deliver additional elements which are essential to the functionality of the delivered elements or for which vendor specific objective evidence of fair value (VSOE) does not exist or customer acceptance is required, we defer revenue recognition and related costs until those obligations are satisfied. The ordering patterns and sales lead times associated with customer orders may vary significantly from period to period.

        Many of our sales are generated from complex contractual arrangements which require significant revenue recognition judgments, particularly in the case of multiple element arrangements. When a sale involves multiple elements, such as products, maintenance or professional services, we allocate the entire sales price to each respective element based on VSOE or using the residual method when VSOE cannot be established for a single delivered element in the arrangement. We then recognize revenues on each element in accordance with our policies for revenue recognition related to each element. We determine VSOE based upon the price charged when the same element is sold separately. If we cannot establish VSOE for each undelivered element, we defer revenue recognition on the entire arrangement until the earlier of the establishment of VSOE or delivery of the undelivered element.

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

        Maintenance and support services are recognized ratably over the life of the maintenance and support service period, which typically is one year when the services are sold separately and up to five years when the fees for the services are bundled with the product fees as part of a multiple element arrangement, following recognition of the related product revenue. Maintenance and support services include telephone support and unspecified rights to product upgrades and enhancements. Maintenance and support VSOE represents a consistent percentage of the sales prices charged to customers, and is dependent upon the size of the installed base of Sonus product at the customer. The application of judgment could affect the continued determination of maintenance and support VSOE and our ability to recognize revenue using the residual method.

        Installation service revenues are generally recognized at the time of the related product revenue recognition as installation is typically complete by such time. Professional services are typically recognized as the services are performed.

        We sell the majority of our products directly to end-users. For products sold through resellers and distributors, we recognize revenue on a sell-through method utilizing information provided to us from our resellers and distributors.

        We record deferred revenue for product shipped to customers and related services where amounts are billed pursuant to a contractual right and collection is probable, or collected, in the ordinary course of business if the revenue recognition criteria have not been satisfied. Deferred revenues include customer deposits and amounts associated with maintenance contracts. Deferred revenues expected to be recognized as revenue more than one year of the balance sheet date are classified as long-term deferred revenues.

        We defer recognition of incremental direct costs, such as cost of goods, royalties, commissions and third-party installation costs, until satisfaction of the criteria for recognition of the related revenue.

        Loss Contingencies and Reserves.    We are subject to ongoing business risks arising in the ordinary course of business that affect the estimation process of the carrying value of assets, the recording of liabilities and the possibility of various loss contingencies. Under SFAS No. 5, Accounting for Contingencies, an estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to determine whether such amounts should be adjusted and record changes in estimates in the period they become known.

        Allowance for Doubtful Accounts.    We establish billing terms at the time we negotiate purchase agreements with our customers. We continually monitor for timely payments and potential collection issues. The allowance for doubtful accounts is based on our detailed assessment of the collectibility of specific customer accounts. While we believe that our allowance for doubtful accounts is adequate and that the judgment applied is appropriate, if there is a deterioration of a customer's creditworthiness or actual defaults are higher than our historical experience, the actual results could differ from these estimates. While such credit losses have historically been within our expectations and the allowances we established, we can provide no assurance that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. We defer revenue recognition for customers for which we believe collection is less than probable. Our failure to accurately estimate the losses for doubtful accounts or receive payments on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

        Inventory Reserves.    Inventory purchases and commitments are based upon estimated future demand for our products. We value inventory at the lower of cost or net realizable value. We provide inventory reserves based on excess and obsolete inventory determined primarily by future demand forecasts and returns of defective product, and record charges to cost of revenues. We assess such demand forecasts and return history on at least a quarterly basis. If we record a charge to reduce inventory to its estimated net realizable value, we do not increase its carrying value due to subsequent changes in demand forecasts or product repairs. Accordingly, if inventory previously reserved for is subsequently sold, we may realize improved gross profit margins on those transactions in the period the related revenue is recognized.

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

        Warranty Reserve.    Our products are covered by a standard warranty of 90 days for software and one year for hardware. In addition, certain customer contracts include warranty-type provisions for epidemic or similar product failures, generally for the contractual period or the life of the product in accordance with published telecommunications standards. We accrue for warranty obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. We have not incurred significant costs related to such obligations. Our customers typically purchase maintenance and support contracts, which encompass our warranty obligations. Our estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts.

        In addition, certain of our customer contracts include provisions under which we may be obligated to pay penalties generally for the contractual period or for the life of the product if our products fail or do not perform in accordance with specifications. We accrue for such contingent obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. We have not incurred significant costs related to such provisions. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. Increases in product failure rates, material usage or service delivery costs may result in increases to our warranty reserve and our gross profit could be adversely affected. As of March 31, 2005 and December 31, 2004 we had no warranty reserve recorded.

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

        As a result of net operating losses incurred in prior years in most jurisdictions in which we operate, a net operating loss in the first fiscal quarter of 2005, and uncertainty as to the extent, jurisdiction and timing of profitability in future periods, we have continued to record a full valuation allowance against deferred tax assets, which was approximately $95 million as of March 31, 2005. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the valuation reserve for the deferred tax asset would be made. A portion of the release of the valuation allowance will increase net income in the period such determination was made. In addition, approximately $26 million of the valuation allowance relates to tax benefits from stock option compensation. A substantial portion of the tax benefit of that item, when realized, will result in an increase in capital in excess of par value. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss in each jurisdiction, changes to the valuation allowance, statutory minimum tax rates or changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates including statutory minimum tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

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

        Beginning on January 1, 2006, we will adopt SFAS 123(R), Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant in fiscal years beginning after June 15, 2005, and eliminates pro forma disclosure in the notes to the financial statements.

        Restructuring and Other Related Charges.    We established exit plans for each of the restructuring activities which took place in 2001 and 2002 and accounted for these plans in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). These exit plans required that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. The consolidation of facilities required us to make estimates, which included contractual rental commitments or lease buy-outs for office space being vacated and related costs and leasehold improvement write-downs, offset by estimated sub-lease income. We have remaining accrued exit costs of $754,000 as of March 31, 2005, which relate to remaining lease payments. SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. A liability is recognized when the severance amounts relate to prior services rendered, the payment of the amount is probable and the amount can be reasonably estimated.

Three Months Ended March 31, 2005 and 2004

        Revenues.    Revenues for the three months ended March 31, 2005 and 2004 were as follows, in thousands:

	Three months ended March 31,
	2005	2004
Revenues:
Product	$22,458	$26,245
Service	11,152	10,287

Total revenues	$33,610	$36,532

        Product revenues comprise sales of our voice infrastructure products, including our GSX9000™ Open Services Switch, the Insignus™ Softswitch, the Sonus Insight™ Management System and related product offerings. Product revenues for the three months ended March 31, 2005 decreased 14% from the comparable period in fiscal 2004. The decrease in product revenues was the result of the timing of revenue recognition, which in part is dependent upon completion of certain customer deployments as of the end of a fiscal quarter.

        Service revenues primarily comprise hardware and software maintenance and support, network design, installation and other professional services. Service revenues for the three months ended March 31, 2005 increased 8% from the comparable period in fiscal 2004. The increase in service revenues was primarily a result of increases in maintenance revenues due to our growing installed customer base, partially offset by late renewals of several annual maintenance contracts and lower installation and resident engineer revenues.

        For the three months ended March 31, 2005 and 2004, two and three customers each contributed 10% or more of our revenues, representing an aggregate of 40% and 67% of total revenues. The following customers contributed 10% or more of our revenues in the three months ended March 31, 2005 and 2004:

	Three months ended March 31,
	2005	2004
Customer:
Global Crossing	25%	*	%
Level 3 Communications	15	*
Verizon Global Networks	*	30
Softbank Broadband Corporation	*	26
Qwest Communications	*	11

*
Less than 10%.

        International revenues, primarily from Asia and Europe, were 12% and 29% of revenues for the three months ended March 31, 2005 and 2004. International revenues decreased due to uneven ordering patterns of our international customers and the achievement of revenue recognition criteria associated with each customer's arrangement. We expect that international revenues will remain uneven as a percentage of revenue from quarter to quarter.

        Our deferred product revenue was $42.7 million and $47.6 million as of March 31, 2005 and 2004. Our deferred service revenue was $49.3 million and $47.1 million as of March 31, 2005 and 2004. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights, customer creditworthiness and maintenance revenue deferrals included in multiple element arrangements. As of March 31, 2005 and December 31, 2004, deferred revenue and accounts receivable excluded $16.8 million and $6.5 million related to products shipped and billed to customers which are collectible under extended payment terms or for which revenue is recognized as cash is collected. Such amounts will be recorded pursuant to our revenue recognition policy.

        Cost of Revenues/Gross Profit.    Our cost of revenues consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs and inventory obsolescence. Cost of revenues and gross profit as a percentage of revenues for the three months ended March 31, 2005 and 2004 were as follows (in thousands, except percentages):

	Three months ended March 31,
	2005	2004
Cost of revenues:
Product	$6,843	$8,141
Service	5,269	4,259

Total cost of revenues	$12,112	$12,400

Gross profit (% of respective revenues):
Product	70%	69%
Service	53	59
Total gross profit	64%	66%

        The increase in product gross profit as a percentage of revenues was primarily due to customer and product mix. Our product gross profit remained higher than our long-term financial model of 58-62%. We can provide no assurance that this favorable customer and product mix will continue and we expect that over time our gross margins will return to levels consistent with our long-term financial model. The decrease in service gross profit as a percentage of service revenues was primarily due to increased investment in our service organization to support the expansion of our installed base, partially offset by an increase in service revenues. Our service cost of revenues is relatively fixed in advance of any particular quarter and, therefore, changes in service revenue will have a significant impact on service gross profit percentage.

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $11.0 million for the three months ended March 31, 2005, an increase of $2.1 million or 23%, from $8.9 million for the same period in fiscal 2004. This increase primarily reflects an increase in salary and related expenses associated with increased headcount. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success and we intend to continue to make substantial investments to enhance our products and technologies to meet the requirements of our customers and market. We believe that our research and development expenses for the second quarter of fiscal 2005 will increase from the first quarter of fiscal 2005 primarily as a result of increases in salary and related expenses associated with increased headcount, and depreciation expenses associated with new capital expenditures. The additional investments are directed primarily toward the growth of our access, wireless and international businesses as well as the start up and expansion of our research and development operations in India.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses were $9.0 million for the three months ended March 31, 2005, an increase of $2.2 million, or 32%, from $6.9 million for the same period in fiscal 2004. This increase primarily reflects an increase in salaries associated with increased headcount related to the expansion of our access, wireless and international sales opportunities, offset by a decrease in commission expense resulting from lower revenues. We believe that our sales and marketing expenses for the second quarter of fiscal 2005 will increase from the first quarter of fiscal 2005 related to personnel costs and trade show expenses. The magnitude of the increase will be dependent upon our level of revenues in the second quarter as commission expenses fluctuate primarily based on revenue levels.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses were $6.8 million for the three months ended March 31, 2005, an increase of $2.0 million, or 41%, from $4.8 million for the same period in fiscal 2004. This increase primarily reflects an increase in professional fees in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 incurred to perform the assessment and audit of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and to begin remedying identified material weaknesses in our internal control environment, an increase in audit related expense, as well as an increase in directors and officers insurance costs. We believe that our general and administrative expenses for the second quarter of fiscal 2005 will remain generally consistent with the first quarter of fiscal 2005 due to continued costs associated with improvements we are making in our internal control environment to address material weaknesses.

        Stock-based Compensation Expenses.    Stock-based compensation expenses include the amortization of stock compensation charges resulting from the granting of stock options, including those telecom technologies, inc. (TTI) stock options assumed by us, stock awards to TTI employees under the 2000 Retention Plan and the sales of restricted common stock. As of December 31, 2004 deferred stock-based compensation was fully amortized. Stock-based compensation expenses for the three months ended March 31, 2004 were $379,000.

        Amortization of Purchased Intangible Assets.    In fiscal 2001, we acquired certain intellectual property, in-process research and development and intangible assets in connection with our acquisitions of TTI and Linguateq, Inc. As of December 31, 2004 the purchased intangible assets were fully amortized, therefore there was no amortization expense for the three months ended March 31, 2005. Amortization expense for purchased intangible assets was approximately $600,000 for the three months ended March 31, 2004.

        Interest Income, net.    Interest income consists of interest earned on our cash equivalent balances, marketable securities and long-term investments. Interest expense consists of interest incurred on a convertible subordinated note and capital lease arrangements. Interest income, net of interest expense, was $1.7 million for the three months ended March 31, 2005, as compared to $643,000 for the same period in fiscal 2004. This increase primarily reflects the benefit of an increase in the yield on our portfolio due to an increasing interest rate environment.

        Income Taxes.    Provisions for income taxes in the amounts of $96,000 and $167,000 have been recorded for the three months ended March 31, 2005 and 2004, which are primarily attributable to foreign income taxes and state minimum income taxes in the U.S.

Off-balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

        At March 31, 2005, our principal sources of liquidity were our cash, cash equivalents, marketable securities and long-term investments that totaled $311.3 million.

        Our cash used in operating activities was $84,000 for the three months ended March 31, 2005, as compared to cash generated from operating activities of $3.3 million for the same period in fiscal 2004. This decrease was primarily due to our net loss for the three months ended March 31, 2005, an increase in inventory and a decrease in accrued expenses, offset by a decrease in accounts receivable and increases in accounts payable and deferred revenue.

        Net cash used in investing activities was $1.4 million for the three months ended March 31, 2005, as compared to net cash provided by investing activities of $13.8 million for the same period in fiscal 2004. Net cash used in investing activities for the three months ended March 31, 2005 primarily reflects capital expenditures of $4.3 million, partially offset by net maturities of marketable securities and long-term investments of $3.0 million. Net cash provided by investing activities for the three months ended March 31, 2004 primarily reflects net maturities of marketable securities and long-term investments of $15.9 million, partially offset by capital expenditures of $2.2 million. We expect to incur approximately $10-13 million in additional capital expenditures in the remaining three fiscal quarters of 2005.

        Net cash provided by financing activities was $2.7 million for the three months ended March 31, 2005, as compared to $1.1 million for the same period in fiscal 2004. The net cash provided by financing activities for the three months ended March 31, 2005 and 2004 primarily resulted from the sale of common stock in connection with our employee stock purchase plan and proceeds from the exercise of stock options, partially offset by payments on our long-term liabilities.

        Based on our current expectations, we believe our current cash, cash equivalents, marketable securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. Although it is difficult to predict future liquidity requirements with certainty, the rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements or SEC fines. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to improve our controls environment and for other general corporate activities, as well as to vigorously defend against existing and potential litigation and resolve pending or potential investigations relating to the restatement of our consolidated financial statements.

Recent Accounting Pronouncements

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

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. SFAS 151 amends the guidance in ARB No 43, Chapter 4, "Inventory Pricing" to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. We are evaluating the provisions of SFAS 151 and presently do not believe that its adoption will have a material impact on our financial condition, results of operations or cash flows.

        In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123(R) was due to be adopted in fiscal periods beginning after June 15, 2005. In April 2005, the SEC delayed the adoption of SFAS 123(R) to fiscal years beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. Sonus is required to adopt SFAS 123(R) on January 1, 2006, the commencement of its first quarter of fiscal year 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods: a "modified prospective" method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or a "modified retrospective" method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. Sonus has not yet determined which method to use in adopting SFAS 123(R). As permitted by SFAS 123, Sonus currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Sonus is evaluating SFAS 123(R) and has not yet determined the amount of stock option expense that will be incurred in future periods as a result of the adoption of SFAS 123(R). The adoption of SFAS 123(R) will have no impact on Sonus' net cash flows or overall financial condition.

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

        Management has concluded that our disclosure controls and procedures and our internal control over financial reporting had material weaknesses as of March 31, 2005. We have taken certain actions to begin to address those material weaknesses. Our inability to remedy such material weaknesses promptly and effectively could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. These effects could in turn adversely affect the trading price of our common stock. Prior to the remediation of these material weaknesses, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reporting.

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

        Any one or a combination of the above could materially and adversely affect our business, operating results and financial condition.

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

        To date, we have shipped our products to a limited number of customers. We expect that in the foreseeable future, the majority of our revenues will continue to depend on sales of our products to a limited number of customers. Two customers each contributed more than 10% of our revenues for the first three months of fiscal 2005, which represented an aggregate of 40% of total revenues. Two and four customers each contributed more than 10% of our revenues for fiscal 2004 and 2003, which represented an aggregate of 29% and 57% of total revenues. One customer contributed more than 10% of our revenues for fiscal 2002, which represented an aggregate of 42% of total revenues. Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by:

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

        International revenues, primarily attributable to Asia and Europe, were approximately $4.2 million for the first quarter of fiscal 2005, and $28.8 million for fiscal 2004 and we intend to expand our sales in international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues. We have limited experience marketing, distributing and supporting our products internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including:

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

  •
  political and economic instability.

We may not return to or sustain profitability.

        We have incurred significant losses since inception and, as of March 31, 2005, had an accumulated deficit of $787.8 million. Although we achieved profitability in each quarter and on an annual basis in fiscal year 2004, we incurred a net loss for the quarter ended March 31, 2005 and may incur additional losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to return to or sustain profitability.

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

If we fail to compete successfully, our ability to increase our revenues or return to profitability will be impaired.

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

        We have made significant changes in our senior management team recently including the hiring of a Vice President of Internal Operations in March 2005, and a new Chief Financial Officer in December 2004. Since April 2004, we have also hired a President and Chief Operating Officer, Chief Marketing Officer, a new Vice President of Finance, Corporate Controller and Chief Accounting Officer. Because of these recent changes, our management team may not be able to work together effectively to successfully develop and implement our business strategies and financial operations. In addition, management will need to devote significant attention and resources to preserve and strengthen relationships with employees, customers and the investor community. If our new management team is unable to achieve these goals, our ability to grow our business and successfully meet operational challenges could be impaired.

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

        We historically have used stock options as a significant component of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that will require companies to record a charge to earnings for employee stock option grants and other equity incentives beginning January 1, 2006. By causing us to incur significantly increased compensation costs, such accounting changes will reduce our reported earnings and may cause us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Each of these results could materially and adversely affect our business.

Regulation of the telecommunications industry could harm our operating results and future prospects.

        The telecommunications industry is highly regulated and our business and financial condition could be adversely affected by the changes in the regulations relating to the telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or delivery of voice services on IP networks. We could be adversely affected by regulation of IP networks and commerce in any country, including the United States, where we operate. Such regulations could include matters such as voice over the Internet or using Internet protocol, encryption technology, and access charges for service providers. The adoption of such regulations could decrease demand for our products, and at the same time increase the cost of selling our products, which could have a material adverse effect on our business, operating results and financial condition.

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

Item 4: Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of March 31, 2005, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. We previously reported ten material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), which were described in Item 9A and Management's Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2004. As a result of these material weaknesses in our internal control over financial reporting, which were not remediated as of March 31, 2005, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2005 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC's rules and forms.

        During the fiscal quarter ended March 31, 2005, we made changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes consist of the following:

  •
  We have completed the design phase of our internal control over financial reporting remediation plan in which we identified the corrective actions to be taken to address the deficiencies underlying the material weaknesses described in our fiscal 2004 Annual Report.

  •
  We created a new senior management position and hired a Vice President of Internal Business Operations to assist us with implementing the changes to our infrastructure and related processes to address the deficiencies underlying the material weaknesses described in our fiscal 2004 Annual Report.

  •
  We require annual certifications of compliance with our code of conduct from our worldwide employee base.

  •
  We implemented an annual ethics-training program for the worldwide employee base.

  •
  We implemented new security measures to restrict access to our headquarters facility.

  •
  Senior management held a company-wide meeting to discuss the material weaknesses described in our fiscal 2004 Annual Report and our remediation plan, and to reinforce the importance of internal controls.

  •
  An information systems enhancement project is in process with a dedicated team designing and implementing the functionality required to address control deficiencies.

  •
  We established cross-functional teams to design changes to our operating business processes.

  •
  We began the design of a sales forecasting tool, which is intended to more accurately quantify potential bookings and related supporting material requirements purchases.

  •
  We required all purchasing to be done through our automated procurement system.

  •
  We established a process requiring our human resources department to review and approve all payroll changes.

        Subsequent to March 31, 2005 and through the filing date of this report, we continue to implement additional changes to our infrastructure and related processes that are also reasonably likely to materially affect our internal control over financial reporting, which include:

  •
  We implemented processes to improve the quality of the close for the quarter ending March 31, 2005, including the issuance of policies and procedures covering account reconciliations, journal entries, supporting documentation and analysis for certain key accounts.

  •
  We have designed a quote and proposal review and approval process intended to provide the appropriate level of management review for quotes and proposals before customer submission; capture the relevant data to identify all commitments made to customers; and define, automate and document the required approvals.

  •
  We implemented controls intended to help provide assurance for the completeness of customer invoice recording in our financial accounting system.

  •
  We implemented a networks password policy intended to provide assurance that access to our applications and financial systems is appropriately restricted.

        We continue to plan and expect to implement additional changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting.

        The remedial measures implemented by us to date will not in and of themselves remediate the material weaknesses, and certain of these remedial measures will require some time to be fully implemented or to take full effect. Prior to the remediation of these material weaknesses, there remains risk that the transitional controls, described below, on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement.

        We are currently implementing an enhanced controls environment intended to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. While this implementation phase is underway, we are relying on extensive manual procedures, including regular reviews and the significant utilization of outside accounting professionals, to assist us with meeting the objectives otherwise fulfilled by an effective controls environment. We expect to establish and implement a policy-based system of controls. While we are undertaking the implementation of this new controls environment, there remains risk that the transitional controls on which we are currently relying will fail to be sufficiently effective. We also note, however, that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must include an assessment of the costs and related risks associated with the control and the purpose for which it was intended. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of our financial statements.

        The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

PART II—OTHER INFORMATION

Item 1: Legal Proceedings

        In November 2001, a purchaser of our common stock filed a complaint in the federal district court for the Southern District of New York against us, two of our officers and the lead underwriters alleging violations of the federal securities laws in connection with our initial public offering (IPO) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased our common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that our registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against us are asserted under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against us, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, we, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against many of the individual defendants, including our officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including us, but denied the remainder of the motion as to the defendants. In June 2003, a special committee of our Board of Directors authorized us to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. On February 15, 2005, the court preliminarily approved the terms of the proposed settlement contingent on modifications to the proposed settlement. The settlement is subject to final approval by the court. No hearing date has been scheduled for final approval. It remains uncertain when the settlement will become final. We do not expect that the settlement would have a material impact on our business or financial results.

        Beginning in July 2002, several purchasers of our common stock filed complaints in federal district court for the District of Massachusetts against us, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (Class Action Complaints). The purchasers seek to represent a class of persons who purchased our common stock between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that we made false and misleading statements about our products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, we filed a motion to dismiss the Consolidated Amended Complaint on various grounds. On May 11, 2004, the court held oral argument on the motion, at the conclusion of which the court denied our motion to dismiss. The plaintiffs filed a motion for class certification on July 30, 2004, and we filed our opposition on September 10, 2004, to which the plaintiffs replied on September 30, 2004. On February 16, 2005, the court certified the class and appointed a class representative. On March 9, 2005, the court appointed the law firm of Moulton & Gans as lead counsel. The court has requested additional briefing on the adequacy of the class representative, but has not yet held a hearing or issued a decision on the matter. We believe the claims in the Consolidated Amended Complaint are without merit and that we have substantial legal and factual defenses, which we intend to pursue vigorously. There is no assurance we will prevail in defending these actions.

        Beginning in February 2004, a number of purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts against us and certain of our current officers and directors. On June 28, 2004, the court consolidated the claims. On December 1, 2004, the lead plaintiff filed a consolidated amended complaint. The complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a), and 15 of the Securities Act of 1933, relating to our restatement of our financial results for 2001, 2002, and the first three quarters of 2003. Specifically, the complaint alleges that we issued a series of false or misleading statements to the market concerning our revenues, earnings, and financial condition. Plaintiffs contend that such statements caused our stock price to be artificially inflated. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period from March 28, 2002, through March 26, 2004. On January 28, 2005, we filed a motion to dismiss the Section 10(b) and 12(a) claims and joined the motion to dismiss the Section 11 claim filed by the individual defendants. On March 22, 2005, the plaintiff filed its opposition to the motion. A hearing on the motions has been scheduled for June 1, 2005. We believe that we have substantial legal and factual defenses to the claims, which we intend to pursue vigorously. There is no assurance we will prevail in defending these actions.

        In February 2004, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against us and certain of our officers and directors, naming us as a nominal defendant. Also in February 2004, two-purported shareholder derivative lawsuits were filed in the business litigation session of the superior court of Suffolk County of Massachusetts against us and certain of our directors and officers, also naming us as a nominal defendant. The suits claim that certain of our officers and directors breached their fiduciary duties to our stockholders and to us. The complaints are derivative in nature and do not seek relief from us. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements or applicable Delaware law. On September 27, 2004, the state court granted our motion to dismiss. On October 26, 2004, the plaintiffs filed a notice appealing the state court's dismissal of the actions. In the federal actions, on June 28, 2004, the court consolidated and stayed the three actions. On October 12, 2004, the lead plaintiff filed a consolidated amended complaint. We believe that we have substantial legal and factual defenses to the federal claims and have filed a motion to dismiss based on the decision by the state court. A hearing on the motion in federal court has been scheduled for June 1, 2005. There is no assurance we will prevail in defending these actions.

        In December 2004, a purchaser of our common stock filed a complaint in the circuit court in Will County, Illinois, against us, one of our officers, and a former officer alleging misrepresentation and fraud in connection with the plaintiff's purchase of our stock. The Complaint seeks unspecified damages. We filed a motion to dismiss the complaint. The court ordered the plaintiff to file an amended complaint on or before May 5, 2005. We believe that we have substantial legal and factual defenses to these claims, which we intend to pursue vigorously. There is no assurance we will prevail in defending this action.

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

Item 6: Exhibits

Exhibit Number	Description
31.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2005	SONUS NETWORKS, INC.
	By:	/s/ ELLEN B. RICHSTONE Ellen B. Richstone Chief Financial Officer (Principal Financial Officer)
	By:	/s/ BRADLEY T. MILLER Bradley T. Miller Vice President of Finance, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.