Form 10-Q/A
period 2003-03-31
SONUS NETWORKS INC
filed 2005-06-10
CIK 1105472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 ON

FORM 10-Q/A

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

(978) 614-8100
(Registrant’s telephone number, including area code)

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
Yes ☒  No ☐

As of April 30, 2003, there were 225,193,886 shares of $0.001 par value per share, common stock outstanding.

EXPLANATORY NOTE

As reported in our 2003 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (SEC) on July 28, 2004, we have restated our consolidated financial statements for the years ended December 31, 2002 and 2001 and the nine months ended September 30, 2003.  We also reported in our 2003 Annual Report on Form 10-K/A that we anticipated amending our previously filed quarterly reports for each of the first three quarters of 2003.  This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 9, 2003, is being filed for the purpose of restating our condensed consolidated financial statements and related disclosures for the quarters ended March 31, 2003 and 2002 under Item 1 of Part I; and restating Items 2 and 4 of Part I as well as Item 6 of Part II, consistent with the restatement-related adjustments described in our 2003 Annual Report filed on Form 10-K/A with the SEC on July 28, 2004.

This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on May 9, 2003, or modify or update the disclosure presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above.

SONUS NETWORKS, INC.

AMENDMENT NO. 1 ON FORM 10-Q/A

QUARTER ENDED MARCH 31, 2003

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

SONUS NETWORKS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2003	December 31, 2002
	(As Restated)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,636	$57,278
Marketable securities	61,010	60,860
Accounts receivable, net	4,754	4,622
Inventory, net	12,970	10,449
Other current assets	5,172	3,516
Total current assets	129,542	136,725
Property and equipment, net	9,617	11,546
Purchased intangible assets, net	4,208	4,810
Other assets	415	436
	$143,782	$153,517

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,706	$3,625
Accrued expenses	13,902	16,489
Accrued restructuring expenses	1,513	2,331
Current portion of deferred revenue	56,105	51,728
Current portion of long-term liabilities	1,527	1,606
Total current liabilities	75,753	75,779
Long-term deferred revenue, less current portion	7,263	8,024
Long-term liabilities, less current portion	2,660	3,293
Convertible subordinated note	10,000	10,000
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 207,429,547 and 206,866,358 shares issued and 205,162,737 and 204,599,548 shares outstanding at March 31, 2003 and December 31, 2002	207	207
Capital in excess of par value	853,961	853,560
Accumulated deficit	(803,133)	(793,426)
Deferred compensation	(2,668)	(3,659)
Treasury stock, at cost; 2,266,810 common shares at March 31, 2003 and December 31, 2002	(261)	(261)
Total stockholders’ equity	48,106	56,421
	$143,782	$153,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited and As Restated)

	Three months ended March 31,
	2003	2002

Revenues:
Product	$3,517	$13,119
Service	5,692	7,389
Total revenues	9,209	20,508
Cost of revenues (1):
Product	1,538	6,938
Service	2,555	2,985
Write-off of inventory and purchase commitments	—	6,865
Total cost of revenues	4,093	16,788
Gross profit	5,116	3,720
Operating expenses:
Research and development (1)	7,705	14,931
Sales and marketing (1)	3,971	7,459
General and administrative (1)	1,839	2,587
Stock-based compensation	924	6,799
Amortization of purchased intangible assets	602	1,190
Restructuring charges, net	—	4,752
Total operating expenses	15,041	37,718
Loss from operations	(9,925)	(33,998)
Interest expense	(130)	(139)
Interest income	381	592
Loss before income taxes	(9,674)	(33,545)
Provision for income taxes	33	22
Net loss	$(9,707)	$(33,567)

Basic and diluted net loss per share	$(0.05)	$(0.18)

Shares used in computing net loss per share (Note 3(p))	198,703	187,173

(1)                                  Excludes non-cash, stock-based compensation expense as follows:

Cost of revenues	$12	$118
Research and development	377	3,562
Sales and marketing	405	2,072
General and administrative	130	1,047
	$924	$6,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited and As Restated)

	Three months ended March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(9,707)	$(33,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,885	4,113
Write-off of inventory	—	6,865
Stock-based compensation	924	6,799
Amortization of purchased intangible assets	602	1,190
Changes in current assets and liabilities:
Accounts receivable	(132)	4,181
Inventory	(2,521)	8,265
Other current assets	(1,656)	(290)
Accounts payable	(919)	(7,717)
Accrued expenses	(3,694)	(5,972)
Deferred revenue	3,616	(857)
Net cash used in operating activities	(10,602)	(16,990)
Cash flows from investing activities:
Purchases of property and equipment	(956)	(1,021)
Maturities of marketable securities	3,647	10,340
Purchases of marketable securities	(3,797)	(2,973)
Other assets	21	(84)
Net cash (used in) provided by investing activities	(1,085)	6,262
Cash flows from financing activities:
Sale of common stock in connection with employee stock purchase plan	447	2,304
Proceeds from exercise of stock options	21	63
Payments of long-term liabilities	(423)	(143)
Repurchase of common stock	—	(94)
Net cash provided by financing activities	45	2,130
Net decrease in cash and cash equivalents	(11,642)	(8,598)
Cash and cash equivalents, beginning of period	57,278	49,069
Cash and cash equivalents, end of period	$45,636	$40,471

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12	$20

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

(2) Restatement of Consolidated Financial Statements

As reported in Sonus’ 2003 Annual Report on Form 10-K/A filed with the SEC on July 28, 2004, Sonus has restated its consolidated financial statements for the years ended December 31, 2002 and 2001 and the nine months ended September 30, 2003.  Sonus also reported in its 2003 Annual Report on Form 10-K/A that it anticipated amending its previously filed quarterly reports for each of the first three quarters of 2003.  Sonus has filed this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 9, 2003, for the purpose of restating its condensed consolidated financial statements and related disclosures for the quarters ended March 31, 2003 and 2002. Amounts disclosed with respect to the December 31, 2002 balance sheet have previously been restated in our Form 10-K/A filed with the SEC on July 28, 2004 and are not reported as restated herein.

The following summarizes the effects of the restatement adjustments on various line items of Sonus’ condensed consolidated statements of operations for the three months ended March 31, 2003 and 2002.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues:
Product	$11,127	$(7,610)	$3,517	$15,387	$(2,268)	$13,119
Service	4,892	800	5,692	5,771	1,618	7,389

Total revenues	16,019	(6,810)	9,209	21,158	(650)	20,508
Cost of revenues:
Product	3,230	(1,692)	1,538	6,868	70	6,938
Service	2,935	(380)	2,555	3,007	(22)	2,985
Write-off (benefit) of inventory and purchase commitments	(735)	735	—	9,434	(2,569)	6,865

Total cost of revenues	5,430	(1,337)	4,093	19,309	(2,521)	16,788

Gross profit	10,589	(5,473)	5,116	1,849	1,871	3,720
Operating expenses:
Research and development	7,702	3	7,705	14,615	316	14,931
Sales and marketing	5,274	(1,303)	3,971	8,407	(948)	7,459
General and administrative	1,080	759	1,839	1,466	1,121	2,587
Stock-based compensation	894	30	924	5,743	1,056	6,799
Amortization of purchased intangible assets	271	331	602	406	784	1,190
Restructuring charges (benefit), net	—	—	—	(12,141)	16,893	4,752

Total operating expenses	15,221	(180)	15,041	18,496	19,222	37,718

Loss from operations	(4,632)	(5,293)	(9,925)	(16,647)	(17,351)	(33,998)
Interest expense	(130)	—	(130)	(139)	—	(139)
Interest income	381	—	381	592	—	592
Loss before income taxes	(4,381)	(5,293)	(9,674)	(16,194)	(17,351)	(33,545)
Provision for income taxes	—	33	33	—	22	22

Net loss	$(4,381)	$(5,326)	$(9,707)	$(16,194)	$(17,373)	$(33,567)

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.05)	$(0.09)	$(0.09)	$(0.18)

Shares used in computing net loss per share	198,703	—	198,703	186,057	1,116	187,173

The following summarizes the effects of the restatement adjustments on various line items of Sonus’ condensed consolidated balance sheet as of March 31, 2003.

Condensed Consolidated Balance Sheet

March 31, 2003

(In thousands)

(Unaudited)

	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$45,226	$410	$45,636
Marketable securities	61,010	—	61,010
Accounts receivable, net	2,454	2,300	4,754
Inventory, net	11,287	1,683	12,970
Other current assets	4,488	684	5,172
Total current assets	124,465	5,077	129,542
Property and equipment, net	9,226	391	9,617
Purchased intangible assets, net	903	3,305	4,208
Other assets	494	(79)	415
	$135,088	$8,694	$143,782

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,451	$(745)	$2,706
Accrued expenses	30,389	(16,487)	13,902
Accrued restructuring expenses	1,513	—	1,513
Current portion of deferred revenue	31,831	24,274	56,105
Current portion of long-term liabilities	1,527	—	1,527

Total current liabilities	68,711	7,042	75,753
Long-term deferred revenue, less current portion	—	7,263	7,263
Long-term liabilities, less current portion	2,660	—	2,660
Convertible subordinated notes	10,000	—	10,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	207	—	207
Capital in excess of par value	858,514	(4,553)	853,961
Accumulated deficit	(802,249)	(884)	(803,133)
Deferred compensation	(2,494)	(174)	(2,668)
Treasury stock, at cost	(261)	—	(261)
Total stockholders’ equity	53,717	(5,611)	48,106
	$135,088	$8,694	$143,782

These restated financial statements include a number of adjustments, which primarily relate to revenue, deferred revenue, inventory reserves, purchase accounting, accrued expenses and stock-based compensation. Adjustments to revenue result primarily in revenue being deferred and recognized in subsequent periods. Adjustments to inventory and accrued expenses are primarily to increase or decrease reserve levels previously reported. Adjustments to purchase accounting and stock-based compensation relate primarily to the timing of expense recognition.  The following discussion provides additional information regarding these adjustments.

Revenue Adjustments

Deferral of product revenue

Sonus has deferred revenues of $36.7 million previously reported in 2001 and the first quarter of 2002 from a particular customer transaction. The amount of $27.5 million was subsequently recognized in the second quarter of 2002, while the remainder was allocated to maintenance revenue and recognized over the period the services are provided. This transaction involved a complex multiple element arrangement that required significant analysis with respect to the facts surrounding the transaction and technical accounting analysis to determine when revenue should be recognized. Sonus previously recognized revenue in 2001 under this contractual arrangement upon delivery and acceptance of certain product and software releases. As a result of a comprehensive review and analysis of this arrangement, and based on the application of complex revenue recognition guidance, Sonus has now determined that there was insufficient support to establish vendor specific objective evidence of fair value (VSOE) with respect to certain undelivered software releases and Sonus has determined the existence of certain previously unidentified specified software releases. As a result, Sonus has deferred product revenues associated with products and software releases shipped to this customer in 2001 and the first quarter of 2002 until the second quarter of 2002, when all software releases under the arrangement were delivered.

In the fourth quarter of 2002, Sonus amended its arrangement with this customer to include, among other items, certain additional future software releases. Sonus previously recognized revenue from this arrangement in the fourth quarter of 2002 and in each of the first three quarters of 2003 upon delivery of the products and software releases. Upon review and analysis of the arrangement, Sonus has determined that, based on a technical analysis of software revenue recognition rules, that VSOE was not established for certain undelivered software releases. As a result, Sonus has deferred revenues of $16.2 million associated with products and software releases shipped to this customer during the fourth quarter of 2002 and the first three quarters of 2003, including the deferral of $6.1 million of products and software releases shipped during the first quarter of 2003. Sonus recognized $10.9 million of those revenues in the fourth quarter of 2003 when the final software release specified in the amendment was delivered to the customer, and the remaining amount was deferred and allocated to maintenance services and estimated discounts on future purchases.

Maintenance revenue

A number of Sonus’ customer transactions involve multiple elements, including the delivery of product and maintenance services as part of a bundled offering. Statement of Position (SOP) 97-2, Software Revenue Recognition, requires maintenance revenue to be recognized over the period services are provided. Based on Sonus’ review and analysis, Sonus identified certain circumstances in which it offered maintenance services at no additional charge or at discounted rates to certain customers but did not separate the fair value for the maintenance from product revenue. This resulted in revenue associated with the value of the undelivered maintenance services not being recognized over the service period. In the restated financial statements, Sonus has recognized maintenance revenue ratably over the period in which the maintenance services were provided based on the deferral of the applicable VSOE of maintenance services. In such cases, Sonus has reclassified maintenance services from product revenue to service revenue for the applicable periods presented. Based on Sonus’ review and analysis, Sonus also identified certain circumstances in which insufficient value was allocated to maintenance. In such cases, Sonus has reclassified additional amounts from product revenue to service revenue for the applicable periods presented. In connection with the recognition of the deferred product revenue described above in the second quarter of 2002 and the fourth quarter of 2003, a significant portion of the product revenue was allocated to the value of undelivered maintenance services and deferred over the five-year period in which the maintenance services are provided.

Delivery

Sonus identified transactions where it delivered some, but not all, of the product required under an arrangement. Previously, Sonus deferred a portion of the revenue for these undelivered products based on the pricing in the arrangement, and recognized the remaining revenue on the delivered products. On a restated basis, Sonus has deferred all revenue until all elements of the transaction were delivered because Sonus was not able to establish VSOE for the undelivered product or, in some instances, because such undelivered product was essential to the functionality of the delivered product.

Customer acceptance

Sonus identified certain circumstances where revenue was recognized in a period other than the one in which acceptance was achieved or other contingencies were resolved. As restated, revenue from such arrangements is recorded in the period in which customer acceptance occurred or other contingencies were resolved.

Summary

The following table is a reconciliation of revenue as previously reported to amounts as restated for the periods indicated, in thousands:

	Three months ended March 31, 2003	Three months ended March 31, 2002
Revenues, as previously reported	$16,019	$21,158
Revenue Restatement Adjustments:
Deferral of product revenue	(6,095)	(3,415)
Maintenance revenue	651	(1,684)
Delivery	(311)	955
Customer acceptance	(1,065)	2,761
Other	10	733
Total Revenue Restatement Adjustments	(6,810)	(650)
Revenues, as restated	$9,209	$20,508

Expense Adjustments

Accrued expenses

During Sonus’ review and analysis, Sonus identified several accrued expense accounts that required adjustment to be in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies. Accounting for accrued expenses requires estimates and judgments, which can be complex. Sonus adjusted accrual balances as the result of: (1) using more appropriate business assumptions to estimate certain liabilities, such as warranty reserves and post-shipment obligations to customers; (2) in those instances lacking available foundation or support for recorded balances at the time the original accrual was established, using currently known information, including actual disbursements and contemporaneous documentation in order to record the appropriate balances, such as royalties and professional fees; and (3) appropriately classifying certain balance sheet items, such as customer deposits to deferred revenues.

The following table is a reconciliation of accrued expense adjustments by category as of the dates indicated, in thousands:

	March 31, 2003	December 31, 2002
Accrued expense adjustments—increase/(decrease) for:
Employee compensation and related costs	$(968)	$208
Professional fees	(1,443)	(1,239)
Royalties	1,634	1,492
Warranty reserve	(3,274)	(3,385)
Post-shipment obligations to customers	(2,527)	(2,527)
Customer deposits	(7,058)	(7,240)
Other	(2,851)	(4,199)
Total accrued expense adjustments	$(16,487)	$(16,890)

Restructuring expense and benefits

In connection with Sonus’ review and analysis, Sonus determined that a restructuring benefit of $16,557,000 for a lease renegotiation originally recorded in the first quarter of 2002 should have been recorded in 2001.  In addition, Sonus increased 2002 expenses by $336,000. The effect of these adjustments was to adjust the restructuring item from a benefit of $12,141,000 to an expense of $4,752,000 in the three months ended March 31, 2002.

Valuation of Intangibles

During 2001, Sonus acquired two companies, telecom technologies, inc. (TTI) and Linguateq, Inc. (Linguateq). Sonus accounted for the TTI acquisition as a purchase in accordance with Accounting Principles Board (APB) No. 16, Business Combinations, and for Linguateq as a purchase in accordance with SFAS No. 141, Business Combinations. As part of Sonus’ re-examination of these acquisitions, Sonus hired an independent third party appraiser. In connection with the TTI acquisition re-appraisal, Sonus has re-examained the total consideration paid, net liabilities assumed, and certain assumptions and calculations supporting the original appraisal of the identified intangible assets acquired from TTI. These assumptions included the customer turnover rate, the gross and operating margin percentages and inconsistencies in the profit assumptions used to value in-process research and development compared to other identified intangible assets. The results of these changes to the purchase price and related allocation for the TTI acquisition are as follows, in thousands:

Purchase Price of TTI	As Reported	Adjustments	As Restated
Fair market value of shares issued	$527,613	$(612)	$527,001
Liabilities assumed	21,184	(1,375)	19,809
Acquisition expenses	5,833	(67)	5,766
Total	$554,630	$(2,054)	$552,576

As a result of re-appraisal of assets acquired, the final purchase price has been allocated to the tangible and intangible assets acquired based upon their fair values as follows, in thousands:

Purchase Price Allocation of TTI	As Reported	Adjustments	As Restated
Tangible assets	$8,296	$1,096	$9,392
Intangible assets:
Workforce	3,000	3,900	6,900
Developed technology	11,900	2,100	14,000
Customer relationships	17,400	6,800	24,200
In-process research and development	40,000	800	40,800
Deferred compensation related to unvested stock options	22,600	—	22,600
Goodwill	451,434	(16,750)	434,684
Total	$554,630	$(2,054)	$552,576

In connection with the revised appraisals, Sonus has determined that the useful life of the TTI customer relationships and goodwill should be five years, compared to three years as previously reported. The impact to amortization expense as a result of the change in estimated useful lives and valuation of intangibles was an increase of $331,000 and $784,000 for the three months ended March 31, 2003 and March 31, 2002.

Stock-based Compensation

Sonus identified items in the calculation of stock-based compensation and related items that required adjustments to the stockholders’ equity section of its balance sheet, and stock-based compensation expense. These items pertain to errors involving the amortization and recapture of deferred compensation, the 2002 exchange of outstanding employee stock options, and intrinsic value charges for restricted stock and stock options grants and modifications.

Sonus previously adopted the accelerated method of amortizing all deferred compensation defined under Financial Accounting Standards Board (FASB) Financial Interpretation No. (FIN) 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. In the event of forfeiture of a stock-based award, FIN 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, requires that compensation expense be adjusted to recapture the compensation expense previously recorded related to unvested stock-based awards, in the period of forfeiture. Sonus previously had not recorded recapture of any such excess compensation expense upon the forfeiture of a stock-based award upon employee termination. As a result, Sonus has decreased stock-based compensation by $50,000 for the three months ended March 31, 2003 and $523,000 for the three months ended March 31, 2002, in these restated financial statements, which includes the recapture of excess compensation expense related to the items discussed in the following two paragraphs.

Sonus also determined that option grants made to certain newly hired employees had intrinsic value on the start date of the new employee. Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, requires that such intrinsic value be recorded as deferred stock-based compensation and amortized over the vesting period. Previously, Sonus had not recorded any deferred stock-based compensation expense for these grants, and Sonus is now recording an adjustment of $1,215,000 to deferred compensation and additional paid-in-capital in 2001. As a result and under our policy of amortization under FIN 28, Sonus has increased stock-based compensation expense by $29,000 for the three months ended March 31, 2003 and $146,000 for the three months ended March 31, 2002, in these restated financial statements.

Sonus recorded employee deferred stock-based compensation prior to its initial public offering and in connection with its acquisition of TTI, and established a policy to amortize these amounts on an accelerated method under FIN 28. Sonus determined as a result of its review and analysis that the deferred stock-based compensation related to one category of employees was incorrectly amortized using the straight-line method and has made adjustments to consistently apply the FIN 28 method. As a result, Sonus increased stock-based compensation by $35,000 for the three months ended March 31, 2003 and decreased such compensation by $57,000 for the three months ended March 31, 2002, in these restated financial statements.

Sonus has determined that it improperly calculated deferred stock-based compensation and the related amortization associated with the restricted stock issued under the TTI Retention Plan. As a result, Sonus has recorded an increase to stock-based compensation expense for the three months ended March 31, 2003 of $16,000 and an increase for the three months ended March 31, 2002 of $1,459,000 to reflect the amortization of deferred stock-based compensation that should have been recorded.

Sonus also determined that it improperly calculated stock-based compensation expense for any intrinsic value associated with the modification of certain stock options and restricted stock to accelerate the vesting of a portion or all of these awards in connection with certain employee terminations. These adjustments resulted in increases in stock-based compensation expense of $31,000 for the three months ended March 31, 2002.

The following table is a summary of stock-based compensation restatement adjustments by type for the periods indicated, in thousands:

	Three months ended March 31, 2003	Three months ended March 31, 2002
Stock-based Compensation Adjustments—increase/(decrease) for:
Recapture of compensation expense in connection with employee terminations	$(50)	$(523)
Amortization related to the intrinsic value of options granted to new employees	29	146
Adjusted amortization under accelerated method prescribed by FIN 28	35	(57)
Amortization related to restricted stock issued in connection with TTI Retention Plan	16	1,459
Charge for modification in connection with employee terminations	—	31
Total Stock-based Compensation Restatement Adjustments	$30	$1,056

As described in Note 3 (l) to Sonus’ condensed consolidated financial statements, Sonus calculated the fair value of its stock options and the options under its employee stock purchase plan for disclosure purposes as required under SFAS No. 123, Accounting for Stock-Based Compensation. These calculations depend, among other factors, on the characteristics of Sonus’ 2000 Employee Stock Purchase Plan (ESPP) and options with intrinsic value at the grant date. Sonus’ calculation did not properly consider these two items.

Inventory Reserves

As of March 31, 2003 and March 31, 2002 Sonus’ originally reported excess, obsolete and evaluation reserve balances were $17,904,000 and $17,130,000. Sonus has determined that its excess, obsolete and evaluation reserve balances were not consistently calculated and, as a result of its review of its reserves and consideration of contemporaneous facts and circumstances, Sonus reduced its reserves and reduced cost of product revenues by $803,000 and $192,000 as of and for the three months ended March 31, 2003 and 2002.

Other Balance Sheet Adjustments

Sonus identified certain customer checks received by it prior to the end of fiscal year 2002 and the quarter ended March 31, 2003, which were deposited after the reporting period and not recorded in the period received. Accordingly, Sonus has increased its cash and cash equivalents and deferred revenue balances by $410,000 and $6,971,000 as of March 31, 2003 and December 31, 2002.

Sonus previously did not record deferred revenue for product shipments and related services for which customers had been invoiced but for which no revenue was recognized and for which payment had not been collected. In this restatement, customer billings for which Sonus has a contractual right to invoice and collectibility is probable have been recorded as accounts receivable on the balance sheet, with a corresponding increase to deferred revenue. Accounts receivable and deferred revenue have increased by $1,938,000 and $90,000 at March 31, 2003 and December 31, 2002.

Sonus previously reported customer deposits as accrued liabilities. In connection with Sonus’ review and analysis, Sonus has determined that it should report customer deposits as deferred revenue rather than accrued expenses. Accordingly, deferred revenue has increased and accrued liabilities have decreased by $7,058,000 and $7,240,000 as of March 31, 2003 and December 31, 2002.

Other Statement of Operations Adjustments

As described in Note 3 (p) to Sonus’ condensed consolidated financial statements, Sonus calculated the weighted average common shares outstanding utilized in the determination of loss per share in accordance with the treasury stock method as required under SFAS No. 148, Earnings Per Share. Sonus’ calculation did not properly consider certain activity and, accordingly, Sonus has modified the weighted average common shares outstanding for the three months ended March 31, 2002.

(3) Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

(a) Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by Sonus and reflect all adjustments, consisting only of normal recurring adjustments that in the opinion of management are necessary for a fair statement of the results for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC), and omit or condense certain information and footnote disclosures pursuant to existing SEC rules and regulations. Results for the interim period are not necessarily indicative of results to be expected for any other interim period or the entire fiscal year. These statements should be read in conjunction with the consolidated financial statements and related notes included in Sonus’ Annual Report on Form 10-K/A for the year ended December 31, 2003 filed with the SEC on July 28, 2004.

The accompanying condensed consolidated financial statements include the accounts of Sonus and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

(b) Use of Estimates and Judgments

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates relied upon in preparing these financial statements include revenue recognition for multiple element arrangements, allowances for doubtful accounts, estimated fair value of investments, including whether any decline in such fair value is other-than-temporary, expected future cash flows used to evaluate the recoverability of long-lived assets, estimated fair values of long-lived assets used to record impairment charges related to intangible assets, restructuring and other related charges, contingencies associated with revenue contracts, contingent liabilities, and recoverability of Sonus’ net deferred tax assets and related valuation allowance. Although Sonus regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. Sonus bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from Sonus’ estimates if past experience or other assumptions do not turn out to be substantially accurate.

(c) Cash Equivalents and Marketable Securities

Cash equivalents are stated at cost plus accrued interest, which approximates market value, and have maturities of three months or less at the date of purchase.

Marketable securities are classified as held-to-maturity, as Sonus has the intent and ability to hold to maturity. Marketable securities are reported at amortized cost. Cash equivalents and marketable securities are invested in high-quality credit instruments, primarily U.S. Government obligations and corporate obligations.  Current marketable securities have remaining contractual maturities of less than one year as of the balance sheet date. There have been no material gains or losses to date.

(d) Concentrations of Credit and Off-Balance Sheet Risk, Significant Customers and Limited Suppliers

The financial instruments that potentially subject Sonus to concentrations of credit risk are cash, cash equivalents, marketable securities and accounts receivables. Sonus has no off-balance sheet concentrations such as foreign exchange contracts, options contracts or other foreign hedging arrangements. Sonus’ cash and cash equivalent holdings are diversified among four financial institutions.

For the three months ended March 31, 2003 and 2002, two and four customers each contributed 10% or more of Sonus’ revenues, representing an aggregate of 40% and 60% of total revenues. The following customers contributed 10% or more of Sonus’ revenues in the three months ended March 31, 2003 and 2002:

	Three months ended March 31,
Customer:	2003	2002
	(As Restated)	(As Restated)
Global Crossing	29%	10%
Nissho Electronics Corporation	11	*
IDT Corporation	*	12
XO Communications	*	12
Touch America	*	26

*                                         Represents less than 10% of revenues.

As of March 31, 2003 and December 31, 2002, three and three customers each accounted for more than 10% of Sonus’ accounts receivable balance, representing an aggregate of 76% and 78% of the total accounts receivable. Sonus performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable.  Sonus maintains allowances for potential credit losses and such losses have been within management’s expectations.

International revenues, primarily attributable to Asia and Europe, were 26% and 24% of total revenues for the three months ended March 31, 2003 and 2002.

Certain components and software licenses from third parties used in Sonus’ products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus’ delivery of products and thereby materially adversely affect Sonus’ revenues and operating results.

(e) Accounts Receivable

Accounts receivable consist of the following, in thousands:

	March 31, 2003	December 31, 2002
	(As Restated)
Earned accounts receivable	$2,959	$4,873
Unearned accounts receivable	1,938	90
Accounts receivable, gross	4,897	4,963
Allowance for doubtful accounts	(143)	(341)
Accounts receivable, net	$4,754	$4,622

Unearned accounts receivable represent products shipped to customers where Sonus has a contractual right to bill the customer and collectibility is probable prior to satisfying Sonus’ revenue recognition criteria. The allowance for doubtful accounts is based on Sonus’ detailed assessment of the collectibility of specific customer accounts.

(f) Inventory

Inventory consists of the following, in thousands:

	March 31, 2003	December 31, 2002
	(As Restated)
On-hand final assemblies and finished goods inventory	$16,072	$12,292
Unearned inventory	10,704	10,441
Evaluation inventory	3,295	6,022
Inventory, gross	30,071	28,755
Excess, obsolete and evaluation reserve	(17,101)	(18,306)
Inventory, net	$12,970	$10,449

Unearned inventory represents deferred cost of revenues for product shipments prior to satisfaction of Sonus’ revenue recognition criteria.

Sonus values inventory at the lower of cost or net realizable value and provides inventory reserves based on excess and obsolete inventories determined primarily by future demand forecasts and records changes to such reserves through charges to cost of revenues. Sonus also records a full inventory reserve for evaluation equipment at the time of shipment to its customers as a charge to sales and marketing expense as Sonus’ experience with this type of inventory indicates it is probable that the inventory will not be realizable. If these evaluation shipments should convert to revenue, Sonus records a benefit to sales and marketing expense and records the full cost of revenues in the period of revenue recognition.

(g) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of the related assets, which ranges from three to five years. Leasehold improvements are amortized over the lesser of the life of the lease or five years. When an item is sold or retired, the cost and related accumulated depreciation is relieved, and the resulting gain or loss, if any, is recognized in the statement of operations.

(h) Purchased Intangible Assets

Purchased intangible assets of $4,208,000 as of March 31, 2003 and $4,810,000 as of December 31, 2002 are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. Sonus expects that the remaining amount of purchased intangible assets will be fully amortized by December 2004.

(i) Deferred Revenue

Deferred revenue consists of the following, in thousands:

	March 31, 2003	December 31, 2002
	(As Restated)
Maintenance and support contracts	$23,953	$24,832
Customer deposits	37,477	34,830
Unearned revenue	1,938	90
Total deferred revenue	63,368	59,752
Less current portion	(56,105)	(51,728)
	$7,263	$8,024

Maintenance and support contracts are recognized ratably over the life of the service contract. Customer deposits represent payments received in advance of revenue recognition. Unearned revenue represents billings for which payment has not been received and revenue recognition criteria have not been met.

(j) Revenue Recognition

Sonus recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility of the related receivable is probable under ordinary payment terms. When Sonus has future obligations, including a requirement to deliver additional elements which are essential to the functionality of the delivered elements or for which vendor specific objective evidence of fair value (VSOE) does not exist or customer acceptance is required, Sonus defers revenue recognition and related costs until those obligations are satisfied. The ordering pattern and sales lead times associated with customer orders may vary significantly from period to period.

Many of Sonus’ sales are generated from complex contractual arrangements which require significant revenue recognition judgments, particularly in the case of multiple element arrangements. When a sale involves multiple elements, such as products, maintenance or professional services, Sonus allocates the entire sales price to each respective element based on VSOE or using the residual method when VSOE cannot be established for a single delivered element in the arrangement. Sonus then recognizes revenue on each element in accordance with its policies for revenue recognition related to each element. Sonus determines VSOE based upon the price charged when the same element is sold separately. If Sonus cannot establish VSOE for each undelivered element, it defers revenue recognition on the entire arrangement until the earlier of the establishment of VSOE or delivery of the undelivered element.

In addition, if an arrangement with a customer includes a specified upgrade right for which VSOE cannot be established, Sonus defers all revenue related to the arrangement until the earlier of the delivery of the specified upgrade or the establishment of VSOE for the specified upgrade. Sonus has concluded that a specified upgrade right exists if it is included in the customer contract or otherwise becomes part of the arrangement with the customer. Sonus has concluded that communications with customers in the normal course of business regarding customer feature requests and Sonus’ product plans do not create specified upgrade rights.

Maintenance and support services are recognized ratably over the life of the maintenance and support service period, which typically is one year when the services are sold separately and up to five years when the fees for the services are bundled with the product fees as part of a multiple element arrangement. Maintenance and support services include telephone support and unspecified rights to product upgrades and enhancements. Maintenance and support VSOE represents a consistent percentage of the sales prices charged to customers. The application of judgment could affect the continued determination of maintenance and support VSOE and Sonus’ ability to recognize revenue using the residual method.

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

Sonus records deferred revenue for product shipped to customers and related services where amounts are billed pursuant to a contractual right and collection is probable, or collected, in the ordinary course of business if the revenue recognition criteria have not been satisfied. Deferred revenues include customer deposits and amounts associated with maintenance contracts Deferred revenues not expected to be recognized within one year of the balance sheet date are classified as long-term deferred revenues.

Sonus defers recognition of incremental direct costs, such as cost of goods, royalties, commissions and third-party installation costs, until satisfaction of the criteria for recognition of the related revenue.

(k) Software Development Costs

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

(l) Stock-Based Compensation

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

Sonus has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees and shares purchased under the 2000 Employee Stock Purchase Plan (ESPP) using the Black-Scholes option-pricing model. In valuing the stock options granted, Sonus used an assumed risk-free interest rate of 3% for the three months ended March 31, 2003 and 2002; volatility of 137% for the three months ended March 31, 2003, and 150% for the three months ended March 31, 2002; and an expected life of four to five and three to five years for the three months ended March 31, 2003 and 2002, with the assumption that dividends will not be paid. In valuing the ESPP, Sonus used an assumed risk-free interest rate of 1.2 - 4.7% for the three months ended March 31, 2003, and of 1.9 – 6.8% for the three months ended March 31, 2002; volatility of 137-150% for the three months ended March 31, 2003, and 80-150% for the three months ended March 31, 2002; and an expected life ranging from six months to two years, with the assumption that dividends will not be paid. The pro forma information is as follows (in thousands, except per share data):

	Three months ended March 31,
	2003	2002
	(As Restated)	(As Restated)
Net loss—
As reported	$(9,707)	$(33,567)
Plus: Employee stock-based compensation expense included in net loss under intrinsic value method related to options	817	6,280
Less: Employee stock-based compensation under fair value method	(9,750)	(11,963)
Pro forma	$(18,640)	$(39,250)

Basic and diluted net loss per share—
As reported	$(0.05)	$(0.18)
Pro forma	$(0.09)	$(0.21)

(m) Comprehensive Loss

Sonus applies SFAS No. 130, Reporting Comprehensive Income. The comprehensive net loss for the three months ended March 31, 2003 and 2002 does not differ from the reported loss.

(n) Fair Value of Financial Instruments

The carrying amounts of Sonus’ financial instruments, which include cash equivalents, marketable securities, accounts payable, long-term liabilities and the convertible subordinated note, approximate their fair value.

(o) Disclosures about Segments of an Enterprise

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

(p) Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of unrestricted common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of unrestricted common stock and dilutive potential common shares outstanding based on the average market price of Sonus’ common stock (under the treasury stock method). Dilutive potential common shares consist of restricted common stock and common stock issuable upon the exercise of stock options and conversion of a convertible subordinated note.  There were no dilutive shares of potential common stock for the three months ended March 31, 2003 and 2002 as Sonus incurred a net loss in each period.

The following table sets forth the computation of shares used in calculating the basic and diluted net loss per share, in thousands:

	Three months ended March 31,
	2003	2002
	(As Restated)	(As Restated)
Weighted average common shares outstanding	204,953	203,341
Less weighted average restricted common shares outstanding	(6,250)	(16,168)
Shares used in basic and diluted net loss per share	198,703	187,173

Excluded from the shares used in calculating the net loss per share in the above table are options to purchase shares of common stock and shares of common stock issuable upon conversion of a convertible subordinated note representing an aggregate of 10,725,125 and 22,793,172 shares as of March 31, 2003 and 2002, as their effects would have been anti-dilutive.

(q) Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that were accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS No. 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The implementation of this statement did not have a material impact on its financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The FIN No. 45 disclosure requirements are included in Note 5 to Sonus’ unaudited condensed consolidated financial statements. The adoption of FIN No. 45 did not have a material impact on Sonus’ financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for employee stock-based compensation. These alternative methods will only impact Sonus if it voluntarily changes to the fair value-based method of accounting for employee stock-based compensation. SFAS No. 148 also requires companies who account for employee stock-based compensation under the intrinsic value-based method to disclose additional footnote information in annual financial statements effective for fiscal years ending after December 15, 2002 and in financial statements for interim periods beginning after December 15, 2002. The requisite disclosure appears in Note 3(l) to Sonus’ unaudited condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN No. 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns or both. Sonus does not have any variable interest entities.

(r) Warranty Reserve

Sonus’ products are covered by a standard warranty of 90 days for software and one year for hardware. In addition, certain customer contracts include warranty-type provisions for epidemic or similar product failures, generally for the contractual period or the life of the product in accordance with published telecommunications standards. Sonus accrues for such contingent obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. Sonus has not incurred significant costs related to such obligations. Sonus’ customers typically purchase maintenance and support contracts, which encompass its warranty obligations. Sonus’ estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts.

In addition, certain of Sonus’ customer contracts include provisions under which Sonus may be obligated to pay penalties generally for the contractual period or for the life of the product if its products fail or do not perform in accordance with specifications. Sonus accrues for such contingent obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. Sonus has not incurred significant costs related to such provisions. Sonus periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Increases in product failures rates, material usage or service delivery costs may result in increases to Sonus’ warranty reserve and its gross profit could be adversely affected.

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

2002 Restructuring Accrual

The following table summarizes the activity during the three months ended March 31, 2003 relating to Sonus’ accrual for fiscal 2002 restructuring actions, in thousands:

	December 31, 2002 Accrual Balance	Cash Payments	March 31, 2003 Accrual Balance	Current Portion	Long-term Portion
			(As Restated)

Workforce reduction	$534	$(509)	$25	$25	$—
Consolidation of facilities	2,214	(384)	1,830	862	968
Sub-total	2,748	(893)	1,855	887	968
Write-off of purchase commitments	340	(120)	220	220	$—
Total	$3,088	$(1,013)	$2,075	$1,107	$968

Remaining cash expenditures relating to the workforce reductions are expected to be substantially paid in the second quarter of fiscal 2003. The remaining cash expenditures relating to the consolidation of excess facilities are expected to be paid through 2008. The purchase commitment obligations are expected to be substantially paid by the end of fiscal 2003.

(a) Workforce reduction

The restructuring actions in fiscal 2002 included a reduction in Sonus’ workforce. The affected employees were entitled to severance and other benefits for which Sonus recorded a charge of $5,282,000 in fiscal 2002, of which $1,340,000 was recorded in the first quarter. In addition, Sonus recorded non-cash stock-based compensation expense of $381,000 in the first quarter of fiscal 2002 related to the write-off of deferred compensation associated with shares and options held by terminated employees.

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

(c) Write-off of inventory and purchase commitments

During the three months ended March 31, 2002, Sonus recorded additional cost of revenues of $6,865,000 consisting of $4,457,000 for the write-off of inventory determined to be excess and obsolete and $2,408,000 for materials that were committed to be purchased from third party contract manufacturers and suppliers under purchase commitments, but that were in excess of required quantities. The charge for purchase commitments was recorded on the balance sheet as accrued restructuring expenses.

2001 Restructuring Accrual

The following table summarizes the activity during the three months ended March 31, 2003 relating to Sonus’ accrual for fiscal 2001 restructuring actions, in thousands:

	December 31, 2002 Accrual Balance	Cash Payments	March. 31, 2003 Accrual Balance	Current Portion	Long-Term Portion
			(As Restated)

Consolidation of facilities and other charges	$571	$(94)	$477	$406	$71

Remaining cash expenditures relating to the consolidation of excess facilities and other charges are expected to be paid through the second quarter of fiscal 2004.

In the first quarter of fiscal 2002, Sonus’ TTI subsidiary reduced its lease commitments for previously accrued excess space in its Texas facilities in exchange for a one-time payment of $835,000 to the landlord and a guarantee by Sonus of TTI’s rents owed through April 2003.

(5) Warranty Reserve

The following table summarizes the activity related to product warranty reserve, included in accrued expenses, during the three months ended March 31, 2003, in thousands and as restated:

Balance at December 31, 2002	$1,300
Charges to costs and expenses	—
Deductions	—
Balance at March 31, 2003	$1,300

(6) Long-term Liabilities

Long-term liabilities consist of capital leases, borrowings from a bank for equipment purchases (Note 7) and restructuring expenses (Note 4). Sonus assumed certain capital leases as part of the acquisition of telecom technologies, inc. (TTI). The capital leases are due in monthly installments expiring at various dates through March 2005 and accrue interest at annual rates ranging from 4.6% to 34.3%. The future minimum annual payments under capital leases and amounts due for long-term liabilities, as of March 31, 2003, are as follows, in thousands:

Capital Leases:
2003 obligations (nine months)	$387
2004 obligations	193
2005 obligations	30
Total minimum lease payments	610
Less amount representing interest	(29)
Present value of minimum payments	581
Borrowings under equipment line of credit with bank	2,567
Long-term portion of restructuring expenses	1,039
Total long-term liabilities	4,187
Less current portion	(1,527)
Long-term liabilities, net of current portion	$2,660

The future principal payments on total long-term liabilities, excluding the capital leases, as of March 31, 2003 are: $825,000 in 2003 (nine months); $1,341,000 in 2004; $828,000 in 2005; $195,000 in 2006; $204,000 in 2007; and $213,000 in 2008.

(7) Bank Agreement

In January 2002, Sonus established a $10,000,000 equipment line of credit and a $20,000,000 working capital line of credit with a bank at the bank’s prime rate. In March 2003, Sonus extended these existing lines of credit at the bank’s prime rate (4.25% at March 31, 2003), available through March 23, 2004.  Amounts borrowed under the equipment line were repayable over a 36-month period. For both lines of credit, Sonus had to comply with certain restrictive covenants including maintaining certain minimum investment balances with the bank, a minimum tangible stockholders’ equity of $40,000,000 as of March 31, 2003 and a quick ratio of 1.5 to 1.0, as defined in the credit agreement.  Under the agreement, all of Sonus’ assets, except intellectual property, had been pledged as collateral. As of March 31, 2003, Sonus had $2,567,000 outstanding under the equipment line of credit (Note 6) and was in compliance with all bank covenants.  Interest expense related to the line of credit was $29,000 for the three months ended March 31, 2003.

(8) Convertible Subordinated Note

In May 2001, Sonus completed a private placement of an aggregate principal amount of $10,000,000 of a 4.75% convertible subordinated note, due May 1, 2006, with a customer. Interest payments are due semi-annually on May 1 and November 1 of each year through May 2006. The note may be converted by the holder into shares of Sonus’ common stock at any time before its maturity or prior to its redemption or repurchase by Sonus. The conversion rate is 33.314 shares per each $1,000 principal amount of the note, subject to adjustment in certain circumstances. As of May 1, 2004, Sonus has the option to redeem all or a portion of the note at 100% of the principal amount. Also, at any time if the market price of Sonus’ common stock exceeds $60.04 per share for twenty trading days in any thirty trading-day period, Sonus may redeem this note through the issuance of shares of common stock or for cash. In the event of a change of control in Sonus, the holder at its option may require Sonus to redeem the note through the issuance of common stock or cash. Interest expense related to Sonus’ convertible subordinated note was $119,000 for both the three months ended March 31, 2003 and 2002.

(9) Commitments and Contingencies

(a) Leases

Sonus leases its facilities under operating leases, which expire through December 2008. Sonus is responsible for certain real estate taxes, utilities and maintenance costs under these leases. The future minimum payments under operating lease arrangements as of March 31, 2003, are as follows: $3,514,000 in 2003 (nine months); $1,693,000 in 2004; $1,068,000 in 2005; $876,000 in 2006; $261,000 in 2007; and $213,000 in 2008.

(b) Pending Litigation

In November 2001, a purchaser of Sonus’ common stock filed a complaint in the federal district court for the Southern District of New York against Sonus, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with Sonus’ initial public offering (IPO) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased Sonus’ common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that Sonus’ registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against Sonus are asserted under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of the Securities Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against Sonus, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, Sonus, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against the individual defendants, including those Sonus officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including Sonus, but denied the remainder of the motion as to the defendants. Accordingly, the case will proceed against Sonus on the Section 11 claims. The outcome of the litigation remains uncertain. Sonus intends to continue to vigorously defend this action.

Beginning in July 2002, several purchasers of Sonus’ common stock filed complaints in federal district court for the District of Massachusetts against Sonus, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (Class Action Complaints). The purchasers seek to represent a class of persons who purchased common stock of Sonus between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that Sonus made false and misleading statements about its products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, Sonus filed a motion to dismiss the Consolidated Amended Complaint on various grounds. The plaintiffs’ opposition to the motion is due on June 6, 2003. Sonus believes the claims in the Consolidated Amended Complaint are without merit and that it has substantial legal and factual defenses, which it intends to pursue vigorously.

On September 30, 2002, a purported shareholder derivative lawsuit was filed in the superior court of Middlesex County of Massachusetts against Sonus and its directors. The complaint is based on essentially the same allegations as the Class Action Complaints and alleges that Sonus’ directors breached their fiduciary duties. The complaint seeks an unspecified amount of compensatory and other damages and relief on behalf of Sonus. After Sonus submitted a motion to dismiss the complaint on multiple grounds, the plaintiff agreed to dismiss the complaint without prejudice retaining the right to refile the complaint at a later date. The complaint was dismissed on February 4, 2003.

(10) Stockholders’ Equity

(a) Public Offering

In April 2003, Sonus completed a public offering of 20,000,000 shares of its common stock at $3.05 per share, resulting in net proceeds of $56,730,000 after deducting offering costs of $4,270,000.

(b) 1997 Stock Incentive Plan

On January 1 of each year, the aggregate number of shares of common stock available for issuance under the 1997 Stock Incentive Plan (Plan) shall increase by the lesser of (i) 5% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of March 31, 2003, 110,611,642 shares were authorized and 54,864,126 shares were available under the Plan for future issuance.

On October 16, 2002, Sonus commenced an offer to exchange (Exchange Offer) outstanding employee stock options granted under the Plan having an exercise price of $0.67 or more per share for new stock options to be granted by Sonus. Outstanding options granted under the TTI Amended and Restated 1998 Equity Incentive Plan were not eligible for exchange. Also, Sonus’ directors, executive officers and non-employees were not eligible to participate in the exchange. On November 22, 2002, the Exchange Offer expired. Outstanding options to purchase 8,973,000 shares of common stock were accepted for exchange and cancelled. Sonus expects to issue new options in exchange for such tendered options on or after May 23, 2003 and that these options will be granted with an exercise price equal to the fair market value of Sonus’ common stock on the date of grant.

(c) 2000 Employee Stock Purchase Plan

On January 1 of each year, the aggregate number of shares of common stock available for purchase under the 2000 Employee Stock Purchase Plan (ESPP) shall increase by the lesser of (i) 2% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of March 31, 2003, 15,444,567 shares were authorized and 2,727,974 shares were available under the ESPP for future issuance.

(d) Stock-Based Compensation

Stock-based compensation expenses include the amortization of deferred employee compensation and other equity-related expenses.

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

Sonus recorded stock-based compensation of $924,000 and $6,799,000 for the three months ended March 31, 2003 and 2002.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are subject to a number of risks and uncertainties. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and ourselves, and we do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, on file with the SEC.

Overview

We are a leading supplier of packet voice infrastructure solutions for wireline and wireless service providers. Our products are a new generation of carrier-class switching equipment and software that enable voice services to be delivered over packet-based networks.

We began shipping product to customers during the fourth quarter of fiscal 1999 and recorded our first revenues of $51.8 million in fiscal 2000 and revenues of $128.8 million in fiscal 2001 and $93.9 million in fiscal 2002.  Revenues for the three months ended March 31, 2003 were $9.2 million, representing a decrease of 55% from $20.5 million for the same period in fiscal 2002.  Significant declines in capital spending by telecommunications service providers, and financial difficulties, including in some cases bankruptcies, experienced by certain emerging service providers, including some of our customers, caused the reduction in our revenues in 2002 and in the first quarter of 2003. In response to the unfavorable economic conditions, commencing in the third quarter of fiscal 2001 and continuing through fiscal 2002, we implemented restructuring plans designed to reduce expenses and align our cost structure with our revised business outlook. The restructuring plans included worldwide workforce reductions, consolidation of excess facilities and the write-off of excess inventory and purchase commitments.

We sell our products primarily through a direct sales force and, in some markets, through resellers and distributors. Customers’ decisions to purchase our products to deploy in commercial networks involve a significant commitment of resources and a lengthy evaluation, testing and product qualification process. We believe our revenues and results of operations may vary significantly and unexpectedly from quarter to quarter as a result of long sales cycles, our expectation that customers will tend to sporadically place large orders with short lead times and the application of complex revenue recognition rules to certain transactions. We expect to recognize revenues from a limited number of customers for the foreseeable future.

Since our inception, we have incurred significant losses and, as of March 31, 2003, had an accumulated deficit of $803.1 million. Although we achieved profitability in the second quarter of fiscal 2002, as of March 31, 2003 we had not achieved profitability on an annual basis and may incur additional net losses in future quarters and years. The quarterly net income in the second quarter of 2002 was primarily the result of recognizing previously deferred revenue of $27.5 million from arrangements with a single customer upon the delivery of certain specified software releases in the second quarter of 2002. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues.

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

Revenue Recognition. We recognize revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility of the related receivable is probable under ordinary payment terms. When we have future obligations, including a requirement to deliver additional elements which are essential to the functionality of the delivered elements or for which vendor specific objective evidence of fair value (VSOE) does not exist or customer acceptance is required, we defer revenue recognition and related costs until those obligations are satisfied. The ordering pattern and sales lead times associated with customer orders may vary significantly from period to period.

Many of our sales are generated from complex contractual arrangements which require significant revenue recognition judgments, particularly in the case of multiple element arrangements. When a sale involves multiple elements, such as products, maintenance or professional services, we allocate the entire sales price to each respective element based on VSOE or using the residual method when VSOE cannot be established for a single delivered element in the arrangement. We then recognizes revenue on each element in accordance with our policies for revenue recognition related to each element. We determine VSOE based upon the price charged when the same element is sold separately. If we cannot establish VSOE for each undelivered element, we defer revenue recognition on the entire arrangement until the earlier of the establishment of VSOE or delivery of the undelivered element.

In addition, if an arrangement with a customer includes a specified upgrade right for which VSOE cannot be established, we defer all revenue related to the arrangement until the earlier of the delivery of the specified upgrade or the establishment of VSOE for the specified upgrade. We have concluded that a specified upgrade right exists if it is included in the customer contract or otherwise becomes part of the arrangement with the customer. We have concluded that communications with customers in the normal course of business regarding customer feature requests and our product plans do not create specified upgrade rights.

Maintenance and support services are recognized ratably over the life of the maintenance and support service period, which typically is one year when the services are sold separately and up to five years when the fees for the services are bundled with the product fees as part of a multiple element arrangement. Maintenance and support services include telephone support and unspecified rights to product upgrades and enhancements. Maintenance and support VSOE represents a consistent percentage of the sales prices charged to customers. The application of judgment could affect the continued determination of maintenance and support VSOE and Sonus’ ability to recognize revenue using the residual method.

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

We record deferred revenue for product shipped to customers and related services where amounts are billed pursuant to a contractual right and collection is probable, or collected, in the ordinary course of business if the revenue recognition criteria have not been satisfied. Deferred revenues include customer deposits and amounts associated with maintenance contracts Deferred revenues not expected to be recognized within one year of the balance sheet date are classified as long-term deferred revenues.

We defer recognition of incremental direct costs, such as cost of goods, royalties, commissions and third-party installation costs, until satisfaction of the criteria for recognition of the related revenue.

Loss Contingencies and Reserves. We are subject to ongoing business risks that affect the estimation process of the carrying value of assets, the recording of liabilities and the possibility of various loss contingencies. Under SFAS No. 5, an estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such amounts should be adjusted and record changes in estimates in the period they become known.

Allowance for Doubtful Accounts.  We establish billing terms at the time we negotiate purchase agreements with our customers. We continually monitor timely payments and assess any collection issues. The allowance for doubtful accounts is based on our detailed assessment of the collectibility of specific customer accounts. While we believe that our allowance for doubtful accounts is adequate and that the judgment applied is appropriate, if there is a deterioration of a customer’s creditworthiness or actual defaults are higher than our historical experience, the actual results could differ from these estimates. While such credit losses have historically been within our expectations and the allowances we established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. We defer revenue recognition for customers for which we believe collection is less than probable. Our failure to accurately estimate the losses for doubtful accounts or receive payments on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

Inventory Reserves.  Inventory purchases and commitments are based upon estimated future demand for our products. We value inventory at the lower of cost or net realizable value. We provide inventory reserves based on excess and obsolete inventory determined primarily by future demand forecasts and returns of deferred product, and record changes to such reserves through adjustments to cost of revenues. We assess such demand forecasts and return history on at least a quarterly basis. If we record a charge to reduce inventory to its estimated net realizable value, we do not increase its carrying value due to subsequent changes in demand forecasts or product repairs. Accordingly, if inventory previously written down to its net realizable value is subsequently sold, we may realize improved gross profit margins on those transactions in the period the related revenue is recognized.

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

In addition, certain of our customer contracts include provisions under which we may be obligated to pay penalties generally for the contractual period or for the life of the product if its products fail or do not perform in accordance with specifications. We accrue for such contingent obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. We have not incurred significant costs related to such provisions. We periodically assess the adequacy of our recorded warranty liabilities and adjusts the amounts as necessary. Increases in product failures rates, material usage or service delivery costs may result in increases to our warranty reserve and our gross profit could be adversely affected.

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

As a result of net operating losses incurred in prior years in most jurisdictions in which we operate, and uncertainty as to the extent, jurisdiction and timing of profitability in future periods, we have continued to record a full valuation allowance against deferred tax assets. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the valuation allowance for the deferred tax asset would be made. A portion of the release of the valuation allowance will increase net income in the period such determination was made. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss in each jurisdiction, changes to the valuation allowance, statutory minimum tax rates or changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, including statutory minimum tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

Three Months Ended March 31, 2003 and 2002

Revenues.  Revenues for the three months ended March 31, 2003 and 2002 were as follows, in thousands:

	Three months ended March 31,
	2003	2002
	(As Restated)	(As Restated)
Revenues:
Product	$3,517	$13,119
Service	5,692	7,389
Total revenues	$9,209	$20,508

Product revenues comprise sales of our voice infrastructure products, including our GSX9000™ Open Services Switch, Insignus™ Softswitch, Sonus Insight™ Management System and related product offerings. Product revenues for the three months ended March 31, 2003 decreased 73% from the same period in fiscal 2002, primarily as a result of lower demand caused by significant declines in capital spending by telecommunications service providers, financial difficulties experienced by certain emerging service providers, including some of our customers, and as a result of the timing of revenue recognition for certain customer shipments made in the quarter.

Service revenues primarily comprise hardware and software maintenance, network design and other professional services. Service revenues for the three months ended March 31, 2003 decreased 23% from the same period in fiscal 2002. The decrease in service revenues was primarily due to a reduction in revenues for product installations and other professional services. In addition, we completed product deliverables on certain customer arrangements in the first quarter of 2002 for which the related service revenues were recognized at that time.

For the three months ended March 31, 2003 and 2002, two and four customers each contributed 10% or more of our revenues, representing an aggregate of 40% and 60% of total revenues. The following customers contributed 10% or more of our revenues in the three months ended March 31, 2003 and 2002:

	Three months ended March 31,
Customer:	2003	2002
	(As Restated)	(As Restated)
Global Crossing	29%	10%
Nissho Electronics Corporation	11	*
IDT Corporation	*	12
XO Communications	*	12
Touch America	*	26

*                                         Represents less than 10% of revenues.

International revenues, primarily to Asia and Europe, were 26% and 24% of revenues for the three months ended March 31, 2003 and 2002.

Cost of Revenues/Gross Profit.  Cost of revenues consists primarily of amounts paid to third party manufacturers for purchased materials and services, manufacturing and professional services personnel and related costs and inventory obsolescence. Cost of revenues and gross profit as a percentage of revenues for the three months ended March 31, 2003 and 2002 were as follows, in thousands except percentages):

	Three months ended March 31,
	2003	2002
	(As Restated)	(As Restated)

Cost of revenues:
Product	$1,538	6,938
Service	2,555	2,985
Write-off of inventory and purchase commitments	—	6,865
Total cost of revenues	$4,093	$16,788

Gross profit (% of respective revenues):
Product	56%	47%
Service	55	60
Total gross profit	56	18	(1)

(1) Includes the impact of the write-off of inventory and purchase commitments.

The increase in product gross profit as a percentage of product revenues, excluding the write-offs of inventory and purchase commitments, was primarily due to cost reductions resulting from our restructuring actions in fiscal 2002. The decrease in service gross profit as a percentage of service revenues was primarily due to a higher proportion of fixed costs resulting from the decline in total service revenues and a greater mix of lower margin services.  Our service cost of revenues is relatively fixed in advance of any particular quarter.

During the three months ended March 31, 2002, we included in cost of revenues charges of $6.9 million consisting of $4.5 million for the write-off of inventory determined to be excess and obsolete and $2.4 million for materials that were expected to be purchased from third party contract manufacturers and suppliers under purchase commitments, but which were in excess of required quantities. Remaining cash expenditures of $0.2 million at March 31, 2003 for purchase commitments are included on the balance sheet as accrued restructuring expenses.

Research and Development Expenses.  Research and development expenses consist primarily of salaries and related personnel costs and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $7.7 million for the three months ended March 31, 2003, a decrease of $7.2 million, or 48%, from $14.9 million for the same period in fiscal 2002. This decrease primarily reflects a reduction in salaries and related expenses attributed to restructuring actions and, to a lesser extent, reductions in consulting fees, prototype costs and depreciation expense. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses.

Sales and Marketing Expenses.  Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluations and other marketing and sales support expenses. Sales and marketing expenses were $4.0 million for the three months ended March 31, 2003, a decrease of $3.5 million, or 47%, from $7.5 million for the same period in fiscal 2002. This decrease primarily reflects a reduction in salaries and related expenses attributed to restructuring actions and, to a lesser extent, a decrease in commissions due to decreased revenues and a reduction in costs for customer evaluations, travel and entertainment.

General and Administrative Expenses.  General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses were $1.8 million for the three months ended March 31, 2003, a decrease of $748,000, or 29%, from $2.6 million for the same period in fiscal 2002. This decrease primarily reflects reductions in salaries and related expenses attributed to restructuring actions and, to a lesser extent, a reduction in professional fees.

Stock-based Compensation Expenses.  Stock-based compensation expenses include the amortization of stock compensation charges resulting from the granting of stock options, including the telecom technologies, inc. (TTI) stock options assumed by us, stock awards to TTI employees under the 2000 Retention Plan and the sales of restricted common stock. Stock-based compensation expenses were $924,000 for the three months ended March 31, 2003, a decrease of $5.9 million, or 86%, from $6.8 million for the same period in fiscal 2002. The decrease is primarily due to lowered deferred compensation balances resulting from write-offs made in connection with employee terminations and accelerated recognition of deferred compensation expense pursuant to FIN 28.

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

Amortization of Purchased Intangible Assets.  In fiscal 2001, we acquired certain intellectual property, in-process research and development and intangible assets in connection with our acquisitions of TTI and Linguateq. Amortization of purchased intangible assets was $602,000 for the three months ended March 31, 2003, a decrease of $588,000 from $1.2 million for the same period in fiscal 2002. The decrease of amortization of purchased intangible assets was due to the write-off of certain purchased intangibles in fiscal 2002.

Restructuring Charges, net.  Commencing in the third quarter of fiscal 2001 and extending through fiscal 2002, in response to unfavorable business conditions primarily caused by significant declines in capital spending by telecommunications service providers, we implemented restructuring plans designed to reduce expenses and align our cost structure with our revised business outlook. The restructuring plans included worldwide workforce reductions, consolidation of excess facilities and the write-off of excess inventory and purchase commitments.  In the first quarter of fiscal 2002 we reduced our worldwide workforce and recorded a charge of $1.3 million for severance and other benefits, and also recorded a net restructuring charge of $3.4 million for the additional consolidation of excess facilities, which is included on the balance sheet in accrued restructuring expenses and long-term obligations.

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

Income Taxes.  Provision for income taxes recorded was $33,000 for the three months ended March 31, 2003, compared to $22,000 for same period in fiscal 2002. The income tax provision for all periods is attributable primarily to foreign income taxes and state minimum income taxes in the U.S.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

At March 31, 2003, our principal sources of liquidity were our cash, cash equivalents and marketable securities that totaled $106.6 million.  In April 2003, we completed a public offering of 20,000,000 shares of our common stock at $3.05 per share resulting in net proceeds of approximately $56.7 million after deducting an underwriting discount, commissions and offering expenses of approximately $4.3 million.

Our operating activities used net cash of $10.6 million for the three months ended March 31, 2003, as compared to $17.0 million for the same period in fiscal 2002. The decrease in net cash used primarily reflects a reduction in the net loss, an increase in deferred revenue as a result of customer payments received prior to meeting revenue recognition criteria, and increases in accounts payable and accrued expenses, partially offset by decreases in inventory, accounts receivable and other current assets and a decrease in non-cash expense items.

Net cash used in investing activities was $1.1 million for the three months ended March 31, 2003 primarily reflects net purchases of marketable securities of $150,000 and purchases of property and equipment of $956,000, as compared to net cash provided by investing activities of $6.3 million for the same period in fiscal 2002 which primarily reflects net maturities of marketable securities of $7.4 million, partially offset by purchases of property and equipment of $1.0 million

Net cash provided by financing activities was $45,000 for the three months ended March 31, 2003, as compared to $2.1 million for the same period in fiscal 2002. The net cash provided by financing activities for the three months ended March 31, 2003 and 2002 primarily resulted from the sale of common stock in connection with our employee stock purchase plan partially offset by payments on our long-term liabilities.

As of March 31, 2003 we had a $10,000,000 equipment line of credit and a $20,000,000 working capital line of credit with a bank available through March 23, 2004. The lines of credit were collateralized by all of our assets, except intellectual property, and bore interest at the bank’s prime rate. We were required to comply with various financial and restrictive covenants. As of March 31, 2003, we had $2.6 million outstanding under the equipment line of credit and were in compliance with all bank covenants

The following summarizes our future contractual cash obligations as of March 31, 2003, in thousands:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$14,363	$1,664	$2,461	$10,238	$—
Capital lease obligations	610	452	158	—	—
Operating lease obligations	7,625	4,207	2,286	971	161
Total	$22,598	$6,323	$4,905	$11,209	$161

Based on our past performance and current expectations, we believe our current cash, cash equivalents and marketable securities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities that were accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The scope of SFAS No. 146 includes costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees who are involuntarily terminated. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The implementation of this statement did not have a material impact on our financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN No. 45). FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The FIN No. 45 disclosure requirements are included in Note 5 to our unaudited condensed consolidated financial statements. The adoption of FIN No. 45 did not have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for employee stock-based compensation. These alternative methods will only impact us if we voluntarily change to the fair value-based method of accounting for employee stock-based compensation. SFAS No. 148 also requires companies who account for employee stock-based compensation under the intrinsic value-based method to disclose additional footnote information in annual financial statements effective for fiscal years ending after December 15, 2002 and in financial statements for interim periods beginning after December 15, 2002. The requisite disclosure appears in Note 3(l) to our unaudited condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN No. 46) to clarify the conditions under which assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. FIN No. 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns or both. We do not have any variable interest entities.

Item 4: Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of March 31, 2003. Due to the material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) referred to below, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2003.

An initial evaluation of our disclosure controls and procedures was performed shortly following the quarter ended March 31, 2003 by our management.  Subsequently, in connection with the restatement of our consolidated financial statements for the years ended December 31, 2002 and 2001 and the nine months ended September 30, 2003, we discovered material weaknesses applicable to the period covered by this periodic report.  The material weaknesses in our internal control over financial reporting are described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.

Since identifying these material weaknesses, we have made changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The primary such changes are described in Item 4 in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 9, 2005, and Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2004.

We continue to plan and expect to implement additional changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting.

While there have been significant changes in our internal control over financial reporting subsequent to March 31, 2003, as described in the above referenced periodic reports, no change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The changes in our internal control over financial reporting implemented by us to date will not in and of themselves remediate the material weaknesses, and certain of these remedial measures will require some time to be fully implemented or to take full effect. Prior to the remediation of these material weaknesses, there remains risk that the transitional controls, described below, on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement.

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

The certifications of our principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) under the Exchange Act are attached as exhibits to this Amendment to Quarterly Report on Form 10-Q/A. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

PART II—OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

Exhibit Number	Description

10.1#	Loan Modification Agreement, dated as of March 14, 2003, by and between the Registrant and Silicon Valley Bank.
31.1	Certificate of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#                                           Previously filed with Registrant’s Form 10-Q (file No. 000-30229), filed May 9, 2003.

(b)                                 Reports on Form 8-K:

We filed on January 22, 2003, a Current Report on Form 8-K under Item 5 (Other Events) reporting our actual financial results for the fourth quarter and fiscal year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 10, 2005	SONUS NETWORKS, INC.

	By:	/s/ Ellen B. Richstone
Ellen B. Richstone
Chief Financial Officer (Principal Financial Officer)

SONUS NETWORKS, INC.

	By:	/s/ Bradley T. Miller
Bradley T. Miller
Vice President of Finance, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1#	Loan Modification Agreement, dated as of March 14, 2003, by and between the Registrant and Silicon Valley Bank.
31.1	Certificate of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#                 Previously filed with Registrant’s Form 10-Q (file No. 000-30229), filed May 9, 2003.