Form 10-Q/A
period 2003-06-30
SONUS NETWORKS INC
filed 2005-06-10
CIK 1105472

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
Yes ☒  No ☐

As of July 31, 2003, there were 225,991,433 shares of $0.001 par value per share, common stock outstanding.

EXPLANATORY NOTE

As reported in our 2003 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (SEC) on July 28, 2004, we have restated our consolidated financial statements for the years ended December 31, 2002 and 2001 and the nine months ended September 30, 2003.  We also reported in our 2003 Annual Report on Form 10-K/A that we anticipated amending our previously filed quarterly reports for each of the first three quarters of 2003.  This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003, is being filed for the purpose of restating our condensed consolidated financial statements and related disclosures for the three and six months ended June 30, 2003 and 2002 under Item 1 of Part I; and restating Items 2 and 4 of Part I as well as Item 6 of Part II, consistent with the restatement-related adjustments described in our 2003 Annual Report filed on Form 10-K/A with the SEC on July 28, 2004.

This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on August 14, 2003, or modify or update the disclosure presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above.

SONUS NETWORKS, INC.

AMENDMENT NO. 1 ON FORM 10-Q/A

QUARTER ENDED JUNE 30, 2003

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

SONUS NETWORKS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2003	December 31, 2002
	(As Restated)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$116,773	$57,278
Marketable securities	45,875	60,860
Accounts receivable, net	11,004	4,622
Inventory, net	15,406	10,449
Other current assets	7,152	3,516

Total current assets	196,210	136,725
Property and equipment, net	7,740	11,546
Purchased intangible assets, net	3,606	4,810
Other assets	300	436

	$207,856	$153,517

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,927	$3,625
Accrued expenses	15,273	16,489
Accrued restructuring expenses	1,204	2,331
Current portion of deferred revenue	66,741	51,728
Current portion of long-term liabilities	1,431	1,606

Total current liabilities	88,576	75,779
Long-term deferred revenue, less current portion	8,423	8,024
Long-term liabilities, less current portion	2,200	3,293
Convertible subordinated note	10,000	10,000
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 227,741,148 and 206,866,358 shares issued and 225,454,238 and 204,599,548 shares outstanding at June 30, 2003 and December 31, 2002	228	207
Capital in excess of par value	911,005	853,560
Accumulated deficit	(810,434)	(793,426)
Deferred compensation	(1,876)	(3,659)
Treasury stock, at cost; 2,286,910 and 2,266,810 common shares at June 30, 2003 and December 31, 2002	(266)	(261)

Total stockholders’ equity	98,657	56,421

	$207,856	$153,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited and As Restated)

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
Revenues:
Product	$8,255	$46,110	$11,772	$59,229
Service	7,111	5,665	12,803	13,054

Total revenues	15,366	51,775	24,575	72,283
Cost of revenues (1):
Product	3,896	16,638	5,434	23,576
Service	3,369	3,022	5,924	6,007
Write-off of inventory and purchase commitments	—	—	—	6,865

Total cost of revenues	7,265	19,660	11,358	36,448

Gross profit	8,101	32,115	13,217	35,835
Operating expenses:
Research and development (1)	8,504	11,165	16,209	26,096
Sales and marketing (1)	4,476	9,417	8,447	16,876
General and administrative (1)	1,456	1,192	3,295	3,779
Stock-based compensation	645	4,918	1,569	11,717
Amortization of purchased intangible assets	602	1,190	1,204	2,380
Restructuring charges, net	—	1,013	—	5,765

Total operating expenses	15,683	28,895	30,724	66,613

Income (loss) from operations	(7,582)	3,220	(17,507)	(30,778)
Interest expense	(148)	(136)	(278)	(275)
Interest income	461	512	842	1,104
Income (loss) before income taxes	(7,269)	3,596	(16,943)	(29,949)
Provision for income taxes	32	21	65	43

Net income (loss)	$(7,301)	$3,575	$(17,008)	$(29,992)

Net income (loss) per share:
Basic	$(0.03)	$0.02	$(0.08)	$(0.16)

Diluted	$(0.03)	$0.02	$(0.08)	$(0.16)

Shares used in computing net income (loss) per share (Note 3(p)):
Basic	215,970	190,540	207,483	188,825

Diluted	215,970	200,509	207,483	188,825

(1)                                  Excludes non-cash, stock-based compensation expense as follows:

Cost of revenues	$10	$246	$22	$364
Research and development	252	2,763	629	6,325
Sales and marketing	274	1,589	679	3,661
General and administrative	109	320	239	1,367

	$645	$4,918	$1,569	$11,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited and As Restated)

	Six Months ended June 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(17,008)	$(29,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,465	8,148
Write-off of inventory	—	6,865
Stock-based compensation	1,569	11,717
Amortization of purchased intangible assets	1,204	2,380
Changes in current assets and liabilities:
Accounts receivable	(6,382)	2,054
Inventory	(4,957)	19,739
Other current assets	(3,636)	4,269
Accounts payable	302	(8,096)
Accrued expenses	(2,764)	(6,951)
Deferred revenue	15,412	(30,352)

Net cash used in operating activities	(10,795)	(20,219)

Cash flows from investing activities:
Purchases of property and equipment	(1,659)	(2,072)
Maturities of marketable securities	19,682	26,701
Purchases of marketable securities	(4,697)	(14,739)
Other assets	136	(6)

Net cash provided by investing activities	13,462	9,884

Cash flows from financing activities:
Net proceeds from sale of common stock to public	56,730	—
Sale of common stock in connection with employee stock purchase plan	447	2,304
Proceeds from exercise of stock options	503	99
Payments of long-term liabilities	(847)	(290)
Repurchase of common stock	(5)	(119)

Net cash provided by financing activities	56,828	1,994

Net increase (decrease) in cash and cash equivalents	59,495	(8,341)
Cash and cash equivalents, beginning of period	57,278	49,069

Cash and cash equivalents, end of period	$116,773	$40,728

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$278	$275

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

(2) Restatement of Consolidated Financial Statements

As reported in Sonus’ 2003 Annual Report on Form 10-K/A filed with the SEC on July 28, 2004, Sonus has restated its consolidated financial statements for the years ended December 31, 2002 and 2001 and the nine months ended September 30, 2003. Sonus also reported in its 2003 Annual Report on Form 10-K/A that it anticipated amending its previously filed quarterly reports for each of the first three quarters of 2003.  Sonus has filed this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003, for the purpose of restating its condensed consolidated financial statements and related disclosures for the three and six months ended June 30, 2003 and 2002. Amounts disclosed with respect to the December 31, 2002 balance sheet have previously been restated in our Form 10-K/A filed with the SEC on July 28, 2004 and are not reported as restated herein.

The following summarizes the effects of the restatement adjustments on various line items of Sonus’ condensed consolidated statements of operations for the three and six months ended June 30, 2003 and 2002.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30, 2003			Six Months Ended June 30, 2003
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues:
Product	$14,929	$(6,674)	$8,255	$26,056	$(14,284)	$11,772
Service	6,427	684	7,111	11,319	1,484	12,803

Total revenues	21,356	(5,990)	15,366	37,375	(12,800)	24,575
Cost of revenues:
Product	5,662	(1,766)	3,896	8,892	(3,458)	5,434
Service	3,131	238	3,369	6,066	(142)	5,924
Write-off (benefit) of inventory and purchase commitments	—	—	—	(735)	735	—

Total cost of revenues	8,793	(1,528)	7,265	14,223	(2,865)	11,358

Gross profit	12,563	(4,462)	8,101	23,152	(9,935)	13,217
Operating expenses:
Research and development	8,245	259	8,504	15,947	262	16,209
Sales and marketing	5,643	(1,167)	4,476	10,917	(2,470)	8,447
General and administrative	1,188	268	1,456	2,268	1,027	3,295
Stock-based compensation	739	(94)	645	1,633	(64)	1,569
Amortization of purchased intangible assets	271	331	602	542	662	1,204

Total operating expenses	16,086	(403)	15,683	31,307	(583)	30,724

Loss from operations	(3,523)	(4,059)	(7,582)	(8,155)	(9,352)	(17,507)
Interest expense	(148)	—	(148)	(278)	—	(278)
Interest income	461	—	461	842	—	842
Loss before income taxes	(3,210)	(4,059)	(7,269)	(7,591)	(9,352)	(16,943)
Provision for income taxes	—	32	32	—	65	65

Net loss	$(3,210)	$(4,091)	$(7,301)	$(7,591)	$(9,417)	$(17,008)

Basic and diluted net loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.04)	$(0.04)	$(0.08)

Shares used in computing net loss per share	215,970	—	215,970	207,483	—	207,483

	Three Months Ended June 30, 2002			Six Months Ended June 30, 2002
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues:
Product	$16,247	$29,863	$46,110	$31,634	$27,595	$59,229
Service	5,048	617	5,665	10,819	2,235	13,054

Total revenues	21,295	30,480	51,775	42,453	29,830	72,283
Cost of revenues:
Product	7,038	9,600	16,638	13,906	9,670	23,576
Service	2,910	112	3,022	5,917	90	6,007
Write-off of inventory and purchase commitments	—	—	—	9,434	(2,569)	6,865

Total cost of revenues	9,948	9,712	19,660	29,257	7,191	36,448

Gross profit	11,347	20,768	32,115	13,196	22,639	35,835
Operating expenses:
Research and development	12,225	(1,060)	11,165	26,840	(744)	26,096
Sales and marketing	8,280	1,137	9,417	16,687	189	16,876
General and administrative	1,691	(499)	1,192	3,157	622	3,779
Stock-based compensation	5,949	(1,031)	4,918	11,692	25	11,717
Amortization of purchased intangible assets	383	807	1,190	789	1,591	2,380
Restructuring charges (benefit), net	1,013	—	1,013	(11,128)	16,893	5,765

Total operating expenses	29,541	(646)	28,895	48,037	18,576	66,613

Income (loss) from operations	(18,194)	21,414	3,220	(34,841)	4,063	(30,778)
Interest expense	(136)	—	(136)	(275)	—	(275)
Interest income	512	—	512	1,104	—	1,104
Income (loss) before income taxes	(17,818)	21,414	3,596	(34,012)	4,063	(29,949)
Provision for income taxes	—	21	21	—	43	43
Net income (loss)	$(17,818)	$21,393	$3,575	$(34,012)	$4,020	$(29,992)

Net income (loss) per share:
Basic	$(0.09)	$0.11	$0.02	$(0.18)	$0.02	$(0.16)

Diluted	$(0.09)	$0.11	$0.02	$(0.18)	$0.02	$(0.16)

Shares used in computing net income (loss) per share:
Basic	189,183	1,357	190,540	187,593	1,232	188,825

Diluted	189,183	11,326	200,509	187,593	1,232	188,825

The following summarizes the effects of the restatement adjustments on various line items of Sonus’ condensed consolidated balance sheet as of June 30, 2003.

Condensed Consolidated Balance Sheet

June 30, 2003

(In thousands)

(Unaudited)

	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$115,189	$1,584	$116,773
Marketable securities	45,875	—	45,875
Accounts receivable, net	6,076	4,928	11,004
Inventory, net	11,552	3,854	15,406
Other current assets	6,464	688	7,152
Total current assets	185,156	11,054	196,210
Property and equipment, net	7,271	469	7,740
Purchased intangible assets, net	632	2,974	3,606
Other assets	365	(65)	300
	$193,424	$14,432	$207,856
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,655	$(728)	$3,927
Accrued expenses	31,299	(16,026)	15,273
Accrued restructuring expenses	1,204	—	1,204
Current portion of deferred revenue	34,182	32,559	66,741
Current portion of long-term liabilities	1,431	—	1,431

Total current liabilities	72,771	15,805	88,576
Long-term deferred revenue, less current portion	—	8,423	8,423
Long-term liabilities, less current portion	2,200	—	2,200
Convertible subordinated note	10,000	—	10,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	228	—	228
Capital in excess of par value	915,698	(4,693)	911,005
Accumulated deficit	(805,459)	(4,975)	(810,434)
Deferred compensation	(1,748)	(128)	(1,876)
Treasury stock, at cost	(266)	—	(266)
Total stockholders’ equity	108,453	(9,796)	98,657
	$193,424	$14,432	$207,856

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

In the fourth quarter of 2002, Sonus amended its arrangement with this customer to include, among other items, certain additional future software releases. Sonus previously recognized revenue from this arrangement in the fourth quarter of 2002 and in each of the first three quarters of 2003 upon delivery of the products and software releases. Upon review and analysis of the arrangement, Sonus has determined that, based on a technical analysis of software revenue recognition rules, that VSOE was not established for certain undelivered software releases. As a result, Sonus has deferred revenues of $16.2 million associated with products and software releases shipped to this customer during the fourth quarter of 2002 and the first three quarters of 2003, including the deferral of $6.3 million and $12.4 million of products and software releases shipped during the three and six months ended June 30, 2003. Sonus recognized $10.9 million of those revenues in the fourth quarter of 2003 when the final software release specified in the amendment was delivered to the customer, and the remaining amount was deferred and allocated to maintenance services and estimated discounts on future purchases.

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

Summary

The following table is a reconciliation of revenue as previously reported to amounts as restated for the periods indicated, in thousands:

	Three months ended June 30, 2003	Three months ended June 30, 2002	Six months ended June 30, 2003	Six months ended June 30, 2002

Revenues, as previously reported	$21,356	$21,295	$37,375	$42,453
Revenue Restatement Adjustments:
Deferral of product revenue	(6,285)	36,550	(12,380)	33,134
Maintenance revenue	(840)	(8,675)	(189)	(10,359)
Delivery	(9)	2,965	(320)	3,920
Customer acceptance	993	(1,105)	(71)	1,657
Other	151	745	160	1,478
Total Revenue Restatement Adjustments	(5,990)	30,480	(12,800)	29,830
Revenues, as restated	$15,366	$51,775	$24,575	$72,283

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

The following table is a reconciliation of accrued expense adjustments by category as of the dates indicated, in thousands:

	June 30, 2003	December 31, 2002
Accrued expense adjustments—increase/(decrease) for:
Employee compensation and related costs	$(1,378)	$208
Professional fees	(1,183)	(1,239)
Royalties	1,203	1,492
Warranty reserve	(3,132)	(3,385)
Post-shipment obligations to customers	(2,527)	(2,527)
Customer deposits	(6,760)	(7,240)
Other	(2,249)	(4,199)
Total accrued expense adjustments	$(16,026)	$(16,890)

Restructuring expense and benefits

In connection with Sonus’ review and analysis, Sonus determined that a restructuring benefit of $16,557,000 for a lease renegotiation originally recorded in the first quarter of 2002 should have been recorded in 2001.  In addition, Sonus increased 2002 expenses by $336,000. The effect of these adjustments was to adjust the restructuring item from a benefit of $11,128,000 to an expense of $5,765,000 in the six months ended June 30, 2002.

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

In connection with the revised appraisals, Sonus has determined that the useful life of the TTI customer relationships and goodwill should be five years, compared to three years as previously reported. The impact to amortization expense as a result of the change in estimated useful lives and valuation of intangibles was an increase of $331,000 and $807,000 for the three months ended June 30, 2003 and 2002 and $662,000 and $1,591,000 for the six months ended June 30, 2003 and 2002.

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

Sonus previously adopted the accelerated method of amortizing all deferred compensation defined under Financial Accounting Standards Board (FASB) Financial Interpretation No. (FIN) 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. In the event of forfeiture of a stock-based award, FIN 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, requires that compensation expense be adjusted to recapture the compensation expense previously recorded related to unvested stock-based awards, in the period of forfeiture. Sonus previously had not recorded recapture of any such excess compensation expense upon the forfeiture of a stock-based award upon employee termination. As a result, Sonus has decreased stock-based compensation by $121,000 and $1,544,000 for the three months ended June 30, 2003 and 2002 and $171,000 and $2,068,000 for the six months ended June 30, 2003 and 2002, in these restated financial statements, which includes the recapture of excess compensation expense related to the items discussed in the following two paragraphs.

Sonus also determined that option grants made to certain newly hired employees had intrinsic value on the start date of the new employee. Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, requires that such intrinsic value be recorded as deferred stock-based compensation and amortized over the vesting period. Previously, Sonus had not recorded any deferred stock-based compensation expense for these grants, and Sonus is now recording an adjustment of $1,215,000 to deferred compensation and additional paid-in-capital in 2001. As a result and under Sonus’ policy of amortization under FIN 28, Sonus has increased stock-based compensation expense by $24,000 and $101,000 for the three months ended June 30, 2003 and 2002 and $54,000 and $248,000 for the six months ended June 30, 2003 and 2002, in these restated financial statements.

Sonus recorded employee deferred stock-based compensation prior to its initial public offering and in connection with Sonus’ acquisition of TTI, and established a policy to amortize these amounts on an accelerated method under FIN 28. Sonus determined as a result of its review and analysis that the deferred stock-based compensation related to one category of employees was incorrectly amortized using the straight-line method and has made adjustments to consistently apply the FIN 28 method. As a result, Sonus increased stock-based compensation by $20,000 and $54,000 for the three and six months ended June 30, 2003 and decreased stock-based compensation by  $114,000 and $171,000 for the three and six months ended June 30, 2002, in these restated financial statements.

Sonus has determined that it improperly calculated deferred stock-based compensation and the related amortization associated with the restricted stock issued under the TTI Retention Plan. As a result, Sonus decreased stock-based compensation by $17,000 and $1,000 for the three and six months ended June 30, 2003 and increased stock-based compensation by  $498,000 and $1,957,000 for the three and six months ended June 30, 2002 to reflect the amortization of deferred stock-based compensation that should have been recorded.

Sonus also determined that it improperly calculated stock-based compensation expense for any intrinsic value associated with the modification of certain stock options and restricted stock to accelerate the vesting of a portion or all of these awards in connection with certain employee terminations. These adjustments resulted in increases in stock-based compensation expense of $28,000 and $59,000 for the three and six months ended June 30, 2002.

The following table is a summary of stock-based compensation restatement adjustments by type for the periods indicated, in thousands:

	Three months ended June 30, 2003	Three months ended June 30, 2002	Six months ended June 30, 2003	Six months ended June 30, 2002
Stock-based Compensation Adjustments—increase/(decrease) for:
Recapture of compensation expense in connection with employee terminations	$(121)	$(1,544)	$(171)	$(2,068)
Amortization related to the intrinsic value of options granted to new employees	24	101	54	248
Adjusted amortization under accelerated method prescribed by FIN 28	20	(114)	54	(171)
Amortization related to restricted stock issued in connection with TTI Retention Plan	(17)	498	(1)	1,957
Charge for modification in connection with employee terminations	—	28	—	59
Total Stock-based Compensation Restatement Adjustments	$(94)	$(1,031)	$(64)	$25

As described in Note 3 (l) to Sonus’ condensed consolidated financial statements, Sonus calculated the fair value of its stock options and the options under our employee stock purchase plan for disclosure purposes as required under SFAS No. 123, Accounting for Stock-Based Compensation. These calculations depend, among other factors, on the characteristics of Sonus’ 2000 Employee Stock Purchase Plan (ESPP) and options with intrinsic value at the grant date. Sonus’ calculation did not properly consider these two items.

Inventory Reserves

As of June 30, 2003 and June 30, 2002 Sonus’ originally reported excess, obsolete and evaluation reserve balances were $17,904,000 and $17,364,000. Sonus has determined that its excess, obsolete and evaluation reserve balances were not consistently calculated and, as a result of review of its reserves and consideration of contemporaneous facts and circumstances, Sonus decreased its reserves and reduced cost of product revenues by $2,292,000 as of and for the six months ended June 30, 2003 and increased its reserves and increased cost of product revenues by $512,000 as of and for the six months ended June 30, 2002.

Other Balance Sheet Adjustments

Sonus identified certain customer checks received by it prior to the end of fiscal year 2002 and the quarter ended June 30, 2003, which were deposited after the reporting period and not recorded in the period received. Accordingly, Sonus has increased its cash and cash equivalents and deferred revenue balances by $1,584,000 and $6,971,000 as of June 30, 2003 and December 31, 2002.

Sonus previously did not record deferred revenue for product shipments and related services for which customers had been invoiced but for which no revenue was recognized and for which payment had not been collected. In this restatement, customer billings for which Sonus has a contractual right to invoice and collectibility is probable have been recorded as accounts receivable on the balance sheet, with a corresponding increase to deferred revenue. Accounts receivable and deferred revenue have increased by $3,764,000 and $90,000 at June 30, 2003 and December 31, 2002.

Sonus previously reported customer deposits as accrued liabilities. In connection with Sonus’ review and analysis, Sonus has determined that it should report customer deposits as deferred revenue rather than accrued expenses. Accordingly, deferred revenue has increased and accrued liabilities have decreased by $6,760,000 and $7,240,000 as of June 30, 2003 and December 31, 2002.

Other Statement of Operations Adjustments

As described in Note 3 (p) to Sonus’ condensed consolidated financial statements, Sonus calculated the weighted average common shares outstanding utilized in the determination of loss per share in accordance with the treasury stock method as required under SFAS No. 148, Earnings Per Share. Sonus’ calculation did not properly consider certain activity and, accordingly, Sonus has modified the weighted average common shares outstanding for the three months and six months ended June 30, 2002.

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

For the three months ended June 30, 2003 and 2002, three customers and one customer each contributed 10% or more of Sonus’ revenues, representing an aggregate of 54% and 66% of total revenues.  For the six months ended June 30, 2003 and 2002, three and two customers each contributed 10% or more of Sonus’ revenues, representing an aggregate of 49% and 58% of total revenues. The following customers contributed 10% or more of Sonus’ revenues in the three and six months ended June 30, 2003 and 2002:

	Three months ended June 30,			Six months ended June 30,
Customer:	2003	2002		2003	2002
	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Verizon Global Networks	22%	*	%	14%	*	%
Global Crossing	16	*		21	*
Nissho Electronics Corporation	16	*		14	*
Qwest Communications	*	66		*	48
Touch America	*	*		*	10

*                                         Represents less than 10% of revenues.

As of June 30, 2003 and December 31, 2002, four and three customers each accounted for 10% or more of Sonus’ accounts receivable balance, representing an aggregate of 78% and 78% of total accounts receivable. Sonus performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable.  Sonus maintains allowances for potential credit losses and such losses have been within management’s expectations.

International revenues, primarily attributable to Asia and Europe, were 31% and 13% of total revenues for the three months ended June 30, 2003 and 2002.  International revenues, primarily attributable to Asia and Europe, were 29% and 16% of total revenues for the six months ended June 30, 2003 and 2002.

Certain components and software licenses from third parties used in Sonus’ products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus’ delivery of products and thereby materially adversely affect Sonus’ revenues and operating results.

(e) Accounts Receivable

Accounts receivable consist of the following, in thousands

	June 30, 2003	December 31, 2002
	(As Restated)
Earned accounts receivable	$7,383	$4,873
Unearned accounts receivable	3,764	90
Accounts receivable, gross	11,147	4,963
Allowance for doubtful accounts	(143)	(341)
Accounts receivable, net	$11,004	$4,622

Unearned accounts receivable represent products shipped to customers where Sonus has a contractual right to bill the customer and collectibility is probable prior to satisfying Sonus’ revenue recognition criteria. The allowance for doubtful accounts is based on Sonus’ detailed assessment of the collectibility of specific customer accounts.

(f) Inventory

Inventory consists of the following, in thousands:

	June 30, 2003	December 31, 2002
	(As Restated)
On-hand final assemblies and finished goods inventory	$13,583	$12,292
Unearned inventory	14,843	10,441
Evaluation inventory	2,591	6,022
Inventory, gross	31,017	28,755
Excess, obsolete and evaluation reserve	(15,611)	(18,306)
Inventory, net	$15,406	$10,449

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

(h) Purchased Intangible Assets

Purchased intangible assets of $3,606,000 as of June 30, 2003 and $4,810,000 as of December 31, 2002 are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. Sonus expects that the remaining amount of purchased intangible assets will be fully amortized by December 2004.

(i) Deferred Revenue

Deferred revenue consists of the following, in thousands:

	June 30, 2003	December 31, 2002
	(As Restated)
Maintenance and support contracts	$24,922	$24,832
Customer deposits	46,478	34,830
Unearned revenue	3,764	90
Total deferred revenue	75,164	59,752
Less current portion	(66,741)	(51,728)
	$8,423	$8,024

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

Sonus has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees and shares purchased under the 2000 Employee Stock Purchase Plan (ESPP) using the Black-Scholes option-pricing model. In valuing the stock options granted, Sonus used an assumed risk-free interest rate of 3% for both the three and six months ended June 30, 2003 and 2002; volatility of 137% for both the three and six months ended June 30, 2003, and 150% for the three and six months ended June 30, 2002; and an expected life of four to five and three to five years for both the three and six months ended June 30, 2003 and 2002, with the assumption that dividends will not be paid. In valuing the ESPP, Sonus used an assumed risk-free interest rate of 1.2 – 3.76% for the three months ended June 30, 2003 and 1.2 – 4.7% for the six months ended June 30, 2003, and of 1.9 – 6.8% for both the three and six months ended June 30, 2002; volatility of 137-150% for both the three and six months ended June 30, 2003, and 80 - 150% for both the three and six months ended June 30, 2002; and an expected life ranging from six months to two years, with the assumption that dividends will not be paid. The pro forma information is as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net income (loss)—
As reported	$(7,301)	$3,575	$(17,008)	$(29,992)
Plus: Employee stock-based compensation expense included in net income (loss) under intrinsic value method related to options	538	4,483	1,355	10,763
Less: Employee stock-based compensation under fair value method	(9,647)	(12,154)	(19,397)	(24,117)
Pro forma	$(16,410)	$(4,096)	$(35,050)	$(43,346)

Basic and diluted net income (loss) per share—
As reported	$(0.03)	$0.02	$(0.08)	$(0.16)
Pro forma	$(0.08)	$(0.02)	$(0.17)	$(0.23)

(m) Comprehensive Income (Loss)

Sonus applies SFAS No. 130, Reporting Comprehensive Income. The comprehensive net income (loss) for the three and six months ended June 30, 2003 and 2002 does not differ from the reported net income (loss).

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

(p) Net Income (Loss) Per Share

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

The following table sets forth the computation of shares used in calculating the basic and diluted net income (loss) per share, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Weighted average common shares outstanding	220,639	203,741	212,845	203,429
Less weighted average restricted common shares outstanding	(4,669)	(13,201)	(5,362)	(14,604)

Shares used in basic per share calculation	215,970	190,540	207,483	188,825
Add effect of dilutive potential common shares	—	9,969	—	—
Shares used in diluted per share calculation	215,970	200,509	207,483	188,825

Excluded from the shares used in the calculations above are options to purchase shares of common stock and shares of common stock issuable upon conversion of a convertible subordinated note representing an aggregate of 29,748,620 for three and six months ended June 30, 2003; 21,202,969 shares for the three months ended June 30 2002, and 23,562,337 for the six months ended June 30, 2002, as their effects would have been anti-dilutive.

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

In May 2003, the FASB issued SFAS No. 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on Sonus’ overall financial position or results of operations.

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

2002 Restructuring Accrual

The following table summarizes the activity during the six months ended June 30, 2003 relating to Sonus’ accrual for fiscal 2002 restructuring actions, in thousands:

	December 31, 2002 Accrual Balance	Cash Payments	June 30, 2003 Accrual Balance	Current Portion	Long-term Portion
			(As Restated)

Workforce reduction	$534	$(534)	$—	$—	$—
Consolidation of facilities	2,214	(648)	1,566	659	907

Sub-total	2,748	(1,182)	1,566	659	907
Write-off of purchase commitments	340	(180)	160	160	—

Total	$3,088	$(1,362)	$1,726	$819	$907

The remaining cash expenditures relating to the consolidation of excess facilities are expected to be paid through 2008. The purchase commitment obligations are expected to be substantially paid by the end of fiscal 2003.

(a) Workforce reduction

The restructuring actions in fiscal 2002 included a reduction in Sonus’ workforce. The affected employees were entitled to severance and other benefits for which Sonus recorded a charge of $5,282,000 in fiscal 2002, of which $1,508,000 and $2,848,000 were recorded in the three and six months ended June 30, 2002. In addition, Sonus recorded non-cash stock-based compensation expense of $1,029,000 and $1,410,000 in the three and six months ended June 30, 2002 related to the write-off of deferred compensation associated with shares and options held by terminated employees.

(b) Consolidation of excess facilities

Sonus recorded a net restructuring benefit of $495,000 in the three months ended June 30, 2002 and a net restructuring charge of $2,917,000 in the six months ended June 30, 2002 for the consolidation of excess facilities, which is included on the balance sheet in accrued restructuring expenses and long-term liabilities. The accrual for the consolidation of excess facilities was determined assuming no sublease income.

(c) Write-off of inventory and purchase commitments

During the six months ended June 30, 2002, Sonus recorded additional cost of revenues of $6,865,000 consisting of $4,457,000 for the write-off of inventory determined to be excess and obsolete and $2,408,000 for materials that were committed to be purchased from third party contract manufacturers and suppliers under purchase commitments, but that were in excess of required quantities. The charge for purchase commitments was recorded on the balance sheet as accrued restructuring expenses.

2001 Restructuring Accrual

The following table summarizes the activity during the six months ended June 30, 2003 relating to Sonus’ accrual for fiscal 2001 restructuring actions, in thousands:

	December 31, 2002 Accrual Balance	Cash Payments	June 30, 2003 Accrual Balance	Current Portion	Long-Term Portion
			(As Restated)

Consolidation of facilities and other charges	$571	$(186)	$385	$385	$—

Remaining cash expenditures relating to the consolidation of excess facilities and other charges are expected to be paid through the second quarter of fiscal 2004.

(5) Warranty Reserve

The following table summarizes the activity related to product warranty reserve, included in accrued expenses, during the six months ended June 30, 2003, in thousands and as restated:

Balance at December 31, 2002	$1,300
Charges to costs and expenses	—
Deductions	—

Balance at June 30, 2003	$1,300

(6) Long-term Liabilities

Long-term liabilities consist of capital leases, borrowings from a bank for equipment purchases (Note 7) and restructuring expenses (Note 4). Sonus assumed certain capital leases as part of the acquisition of telecom technologies, inc. (TTI). The capital leases are due in monthly installments expiring at various dates through March 2005 and accrue interest at annual rates ranging from 4.6% to 10.3%. The future minimum annual payments under capital leases and amounts due for long-term liabilities, as of June 30, 2003, are as follows, in thousands:

Capital Leases:
2003 obligations (six months)	$231
2004 obligations	190
2005 obligations	30

Total minimum lease payments	451
Less amount representing interest	(19)

Present value of minimum payments	432
Borrowings under equipment line of credit with bank	2,292
Long-term portion of restructuring expenses	907

Total long-term liabilities	3,631
Less current portion	(1,431)

Long-term liabilities, net of current portion	$2,200

The future principal payments on total long-term liabilities, excluding the capital leases, as of June 30, 2003 are: $550,000 in 2003 (six months); $1,209,000 in 2004; $828,000 in 2005; $195,000 in 2006; $204,000 in 2007; and $213,000 in 2008.

(7) Bank Agreement

In January 2002, Sonus established a $10,000,000 equipment line of credit and a $20,000,000 working capital line of credit with a bank at the bank’s prime rate. In March 2003, Sonus extended these existing lines of credit at the bank’s prime rate (4.25% at June 30, 2003), available through March 23, 2004. Amounts borrowed under the equipment line were repayable over a 36-month period. For both lines of credit, Sonus had to comply with certain restrictive covenants including maintaining certain minimum investment balances with the bank, a minimum tangible stockholders’ equity of $68,350,000 as of June 30, 2003 and a quick ratio of 1.5 to 1.0, as defined in the credit agreement. Under the agreement, all of Sonus’ assets, except intellectual property, had been pledged as collateral. As of June 30, 2003, Sonus had $2,292,000 outstanding under the equipment line of credit (Note 6) and was in compliance with all bank covenants.  Interest expense related to the line of credit was $27,000 and $56,000 for the three and six months ended June 30, 2003.

(8) Convertible Subordinated Note

In May 2001, Sonus completed a private placement of an aggregate principal amount of $10,000,000 of a 4.75% convertible subordinated note, due May 1, 2006, with a customer. Interest payments are due semi-annually on May 1 and November 1 of each year through May 2006. The note may be converted by the holder into shares of Sonus’ common stock at any time before its maturity or prior to its redemption or repurchase by Sonus. The conversion rate is 33.314 shares per each $1,000 principal amount of the note, subject to adjustment in certain circumstances. As of May 1, 2004, Sonus has the option to redeem all or a portion of the note at 100% of the principal amount. Also, at any time if the market price of Sonus’ common stock exceeds $60.04 per share for twenty trading days in any thirty trading-day period, Sonus may redeem this note through the issuance of shares of common stock or for cash. In the event of a change of control in Sonus, the holder at its option may require Sonus to redeem the note through the issuance of common stock or cash. Interest expense related to Sonus’ convertible subordinated note was $119,000 for both the three months ended June 30, 2003 and 2002 and $238,000 for both the six months ended June 30, 2003 and 2002.

(9) Commitments and Contingencies

(a) Leases

Sonus leases its facilities under operating leases, which expire through December 2008. Sonus is responsible for certain real estate taxes, utilities and maintenance costs under these leases. The future minimum payments under operating lease arrangements as of June 30, 2003, are as follows: $2,743,000 in 2003 (six months); $1,693,000 in 2004; $1,068,000 in 2005; $876,000 in 2006; $261,000 in 2007; and $213,000 in 2008.

(b) Pending Litigation

In November 2001, a purchaser of Sonus’ common stock filed a complaint in the federal district court for the Southern District of New York against Sonus, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with Sonus’ initial public offering (IPO) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased Sonus’ common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that Sonus’ registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against Sonus are asserted under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of the Securities Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against Sonus, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, Sonus, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against the individual defendants, including those Sonus officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including Sonus, but denied the remainder of the motion as to the defendants. Accordingly, the case proceeded against Sonus on the Section 11 claims. In June 2003, a special committee of Sonus’ Board of Directors authorized the Company to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. The settlement contemplated by the Memorandum of Understanding is subject to a number of conditions including approval by the court. It remains uncertain whether and when the conditions will be met and the settlement will become final. Sonus does not expect that the settlement contemplated by the Memorandum of Understanding would have a material impact on its business or financial results.

Beginning in July 2002, several purchasers of Sonus’ common stock filed complaints in federal district court for the District of Massachusetts against Sonus, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (Class Action Complaints). The purchasers seek to represent a class of persons who purchased common stock of Sonus between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that Sonus made false and misleading statements about its products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, Sonus filed a motion to dismiss the Consolidated Amended Complaint on various grounds. The plaintiffs’ filed an opposition to the motion on June 6, 2003. Sonus filed its reply on July 8, 2003. The parties have requested oral argument on the motion, but a date has not yet been set. Sonus believes the claims in the Consolidated Amended Complaint are without merit and that it has substantial legal and factual defenses, which it intends to pursue vigorously.

(10) Stockholders’ Equity

(a) Public Offering

In April 2003, Sonus completed a public offering of 20,000,000 shares of its common stock at $3.05 per share, resulting in net proceeds of $56,730,000 after deducting offering costs of $4,270,000.

(b) 1997 Stock Incentive Plan

On January 1 of each year, the aggregate number of shares of common stock available for issuance under the 1997 Stock Incentive Plan (Plan) shall increase by the lesser of (i) 5% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of June 30, 2003, 110,611,642 shares were authorized and 35,547,268 shares were available under the Plan for future issuance.

On October 16, 2002, Sonus commenced an offer to exchange (Exchange Offer) outstanding employee stock options granted under the Plan having an exercise price of $0.67 or more per share for new stock options to be granted by Sonus. Outstanding options granted under the TTI Amended and Restated 1998 Equity Incentive Plan were not eligible for exchange. Also, Sonus’ directors, executive officers and non-employees were not eligible to participate in the exchange. On November 22, 2002, the Exchange Offer expired. Outstanding options to purchase 8,973,000 shares of common stock were accepted for exchange and cancelled. On May 27, 2003, employees received an option to purchase one share of common stock for each share of common stock under the exchanged options.  The new options were granted at an exercise price of $4.08 per share, which represented the fair market value of Sonus’ common stock on the date of grant.

(c) 2000 Employee Stock Purchase Plan

On January 1 of each year, the aggregate number of shares of common stock available for purchase under the 2000 Employee Stock Purchase Plan (ESPP) shall increase by the lesser of (i) 2% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of June 30, 2003, 15,444,657 shares were authorized and 2,727,974 shares were available under the ESPP for future issuance.

(d) Stock-Based Compensation

Stock-based compensation expenses include the amortization of deferred employee compensation and other equity-

related expenses.

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

Sonus recorded stock-based compensation of $645,000 and $1,569,000 for the three months ended June 30, 2003 and 2002 and $4,918,000 and $11,717,000 for the six months ended June 30, 2003 and 2002.

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

We began shipping product to customers during the fourth quarter of fiscal 1999 and recorded our first revenues of $51.8 million in fiscal 2000 and revenues of $128.8 million in fiscal 2001 and $93.9 million in fiscal 2002. Revenues for the three and six months ended June 30, 2003 were $15.4 million and $24.6 million, compared to $51.8 million and $72.3 million for the same periods in fiscal 2002. Significant declines in capital spending by telecommunications service providers, and financial difficulties, including in some cases bankruptcies, experienced by certain emerging service providers, including some of our customers, caused the reduction in our revenues in 2002 and in the first half of 2003. In response to the unfavorable economic conditions, commencing in the third quarter of fiscal 2001 and continuing through fiscal 2002, we implemented restructuring plans designed to reduce expenses and align our cost structure with our revised business outlook. The restructuring plans included worldwide workforce reductions, consolidation of excess facilities and the write-off of excess inventory and purchase commitments.

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

Since our inception, we have incurred significant losses and, as of June 30, 2003, had an accumulated deficit of $810.4 million. Although we achieved profitability in the second quarter of fiscal 2002, as of June 30, 2003 we had not achieved profitability on an annual basis and may incur additional net losses in future quarters and years. The quarterly net income in the second quarter of 2002 was primarily the result of recognizing previously deferred revenue of $27.5 million from arrangements with a single customer upon the delivery of certain specified software releases in the second quarter of 2002. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues.

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

Three and Six Months Ended June 30, 2003 and 2002

Revenues.  Revenues for the three and six months ended June 30, 2003 and 2002 were as follows, in thousands:

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues:
Product	$8,255	$46,110	$11,772	$59,229
Service	7,111	5,665	12,803	13,054

Total revenues	$15,366	$51,775	$24,575	$72,283

Product revenues comprise sales of our voice infrastructure products, including our GSX9000™ Open Services Switch, Insignus™ Softswitch, Sonus Insight™ Management System and related product offerings. Product revenues for the three and six months ended June 30, 2003 decreased 82% and 80% from the same periods in fiscal 2002. The decreases in product revenue for the three and six months ended June 30, 2003 were primarily due to the recognition of $27.5 million from one customer in the second quarter of 2002 upon completion of the delivery of a specified software upgrade for product shipped in 2001. In addition, there was lower demand caused by significant declines in capital spending by telecommunications service providers and financial difficulties, including in some cases bankruptcies, experienced by certain emerging service providers, including some of our customers.

Service revenues primarily comprise hardware and software maintenance, network design and other professional services. Service revenues for the three months ended June 30, 2003 increased 26% from the same period in fiscal 2002 and was primarily due to completion of significant professional services and installation projects and an increase in maintenance revenues due to our growing installed customer base.  Service revenues for the six months ended June 30, 2003 decreased 2% from the same period in fiscal 2002 and was primarily due to the timing of maintenance contract renewals and a reduction in revenues for product installations.

For the three months ended June 30, 2003 and 2002, three customers and one customer each contributed 10% or more of our revenues, representing an aggregate of 54% and 66% of total revenues. For the six months ended June 30, 2003 and 2002, three and two customers each contributed 10% or more of our revenues, representing an aggregate of 49% and 58% of total revenues. The following customers contributed 10% or more of our revenues in the three and six months ended June 30, 2003 and 2002:

	Three months ended June 30,			Six months ended June 30,
Customer:	2003	2002		2003	2002
	(As Restated)	(As Restated)		(As Restated)	(As Restated)

Verizon Global Networks	22%	*	%	14%	*	%
Global Crossing	16	*		21	*
Nissho Electronics Corporation	16	*		14	*
Qwest Communications	*	66		*	48
Touch America	*	*		*	10

*                                         Represents less than 10% of revenues.

International revenues, primarily to Asia and Europe, were 31% and 13% of revenues for the three months ended June 30, 2003 and 2002.  International revenues, primarily to Asia and Europe, were 29% and 16% of revenues for the six months ended June 30, 2003 and 2002.

Cost of Revenues/Gross Profit.  Cost of revenues consists primarily of amounts paid to third party manufacturers for purchased materials and services, manufacturing and professional services personnel and related costs and inventory obsolescence. Cost of revenues and gross profit as a percentage of revenues for the three and six months ended June 30, 2003 and 2002 were as follows, in thousands except percentages):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Cost of revenues:
Product	$3,896	$16,638	$5,434	$23,576
Service	3,369	3,022	5,924	6,007
Write-off of inventory and purchase commitments	—	—	—	6,865

Total cost of revenues	$7,265	$19,660	$11,358	$36,448

Gross profit (% of respective revenues):
Product	53%	64%	54%	60%
Service	53	47	54	54
Total gross profit	53	62	54	50	(1)

(1) Includes the impact of the write-off of inventory and purchase commitments.

The decrease in product gross profit as a percentage of product revenues for the three and six months ended June 30,

2003, compared to the same periods in the prior year, excluding the write-offs of inventory and purchase commitments for the six months ended June 30, 2002, was primarily due to a higher proportion of fixed costs resulting from the significant decline in revenue, partially offset by reductions in costs resulting from our restructuring actions in fiscal 2002. The increase in service gross profit as a percentage of service revenues for the three months ended June 30, 2003 as compared to the same period in 2002 was primarily due to increased maintenance service revenues resulting from our growing installed base. Our service cost of revenues is relatively fixed in advance of any particular quarter.

During the six months ended June 30, 2002, we recorded included in cost of revenues charges of $6.9 million, consisting of $4.5 million for the write-off of inventory determined to be excess and obsolete and $2.4 million for materials that were expected to be purchased from third party contract manufacturers and suppliers under purchase commitments, but which were in excess of required quantities. Remaining cash expenditures of $0.2 million at June 30, 2003 for purchase commitments are included on the balance sheet as accrued restructuring expenses.

Research and Development Expenses.  Research and development expenses consist primarily of salaries and related personnel costs and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $8.5 million for the three months ended June 30, 2003, a decrease of $2.7 million, or 24%, from $11.2 million for the same period in fiscal 2002. Research and development expenses were $16.2 million for the six months ended June 30, 2003, a decrease of $9.9 million, or 38%, from $26.1 million for the same period in fiscal 2002. These decreases primarily reflect a reduction in salaries and related expenses attributed to restructuring actions and, to a lesser extent, reductions in consulting fees, prototype costs and depreciation expense. The decrease for the three months ended June 30, 2003 as compared to the same period in fiscal 2002 was partially offset by the reinstatement in April 2003 of a temporary salary reduction originally implemented in April 2002.  Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses.

Sales and Marketing Expenses.  Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluations and other marketing and sales support expenses. Sales and marketing expenses were $4.5 million for the three months ended June 30, 2003, a decrease of $4.9 million, or 52%, from $9.4 million for the same period in fiscal 2002. Sales and marketing expenses were $8.4 million for the six months ended June 30, 2003, a decrease of $8.5 million, or 50%, from $16.9 million for the same period in fiscal 2002. These decreases primarily reflect a reduction in salaries and related expenses attributed to restructuring actions, a decrease in commissions due to decreased revenues, a reduction in costs for customer evaluations, and, to a lesser extent, a reduction in costs for travel entertainment and trade shows. The decrease for the three months ended June 30, 2003 as compared to the same period in fiscal 2002 was partially offset by the reinstatement in April 2003 of a temporary salary reduction originally implemented in April 2002.

General and Administrative Expenses.  General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses were $1.5 million for the three months ended June 30, 2003, an increase of $264,000, or 22%, from $1.2 million for the same period in fiscal 2002. General and administrative expenses were $3.3 million for the six months ended June 30, 2003, a decrease of $484,000, or 13%, from $3.8 million for the same period in fiscal 2002. The increase for the three months ended June 30, 2003 as compared to the same period in fiscal 2002 was primarily due the reinstatement in April 2003 of a temporary salary reduction originally implemented in April 2002.  The decrease for the six months ended June 30, 2003 reflects reductions in salaries and related expenses attributed to restructuring actions and, to a lesser extent, a reduction in professional fees and depreciation expenses, partially offset by the reinstatement of the temporary salary reductions.

Stock-based Compensation Expenses.  Stock-based compensation expenses include the amortization of stock compensation charges resulting from the granting of stock options, including the telecom technologies, inc. (TTI) stock options assumed by us, stock awards to TTI employees under the 2000 Retention Plan and the sales of restricted common stock. Stock-based compensation expenses were $645,000 for the three months ended June 30, 2003, a decrease of $4.3 million, or 87%, from $4.9 million for the same period in fiscal 2002. Stock-based compensation expenses were $1.6 million for the six months ended June 30, 2003, a decrease of $10.1 million, or 86%, from $11.7 million for the same period in fiscal 2002. The decreases are primarily due to lowered deferred compensation balances resulting from write-offs made in connection with employee terminations and accelerated recognition of deferred compensation expense pursuant to

FIN 28.

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

Amortization of Purchased Intangible Assets.  In fiscal 2001, we acquired certain intellectual property, in-process research and development and intangible assets in connection with our acquisitions of TTI and Linguateq. Amortization of purchased intangible assets was $602,000 for the three months ended June 30, 2003, a decrease of $588,000 from $1.2 million for the same period in fiscal 2002. Amortization of purchased intangible assets was $1.2 million for the six months ended June 30, 2003, a decrease of $1.2 million from $2.4 million for the same period in fiscal 2002. The decreases of amortization of purchased intangible assets were due to the write-off of certain purchased intangibles in fiscal 2002.

Restructuring Charges, net.  Commencing in the third quarter of fiscal 2001 and extending through fiscal 2002, in response to unfavorable business conditions primarily caused by significant declines in capital spending by telecommunications service providers, we implemented restructuring plans designed to reduce expenses and align our cost structure with our revised business outlook. The restructuring plans included worldwide workforce reductions, consolidation of excess facilities and the write-off of excess inventory and purchase commitments.  We reduced our worldwide workforce for which we recorded charges of $1.5 million and $2.8 million for the three and six months ended June 30, 2002. As of June 30, 2003, all cash expenditures had been made related to this reduction. In the three and six months ended June 30, 2002, we recorded a net restructuring benefit of $495,000 and charge of $2.9 million for the additional consolidation of excess facilities, which were included on the balance sheet in accrued restructuring expenses and long-term liabilities.

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

Income Taxes.  Provision for income taxes recorded was $32,000 for the three months ended June 30, 2003, compared to $21,000 for same period in fiscal 2002. For the six months ended June 30, 2003, provision for income taxes recorded was $65,000, compared to $43,000 for same period in fiscal 2002. The income tax provision in all periods is attributable primarily to foreign income taxes and state minimum income taxes in the U.S.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

At June 30, 2003, our principal sources of liquidity were our cash, cash equivalents and marketable securities that totaled $162.6 million. In April 2003, we completed a public offering of 20,000,000 shares of our common stock at a price of $3.05 per share resulting in net proceeds of $56.7 million after deducting offering expenses of $4.3 million.

Our operating activities used net cash of $10.8 million for the six months ended June 30, 2003, as compared to $20.2 million for the same period in fiscal 2002. The decrease in net cash used primarily reflects a reduction in the net loss an increase in deferred revenue as a result of customer payments received prior to meeting revenue recognition criteria, and increases in accounts payable and accrued expenses, partially offset by increases in receivables, inventory and other current assets and a decrease in non-cash expense items.

Net cash provided by investing activities was $13.5 million for the six months ended June 30, 2003 primarily reflects net maturities of marketable securities of $15.0 million, partially offset by purchases of property and equipment of $1.7 million, as compared to $9.9 million for the same period in fiscal 2002 which primarily reflects net maturities of marketable securities of $12.0 million, partially offset by purchases of property and equipment of $2.1 million.

Net cash provided by financing activities was $56.8 million for the six months ended June 30, 2003, as compared to $2.0 million for the same period in fiscal 2002. The net cash provided by financing activities for the six months ended June 30, 2003 primarily resulted from the public offering of common stock completed in April 2003. The net cash provided by financing activities for the six months ended June 30, 2002 primarily resulted from the sale of common stock in connection with our employee stock purchase plan, partially offset by payments on our long-term liabilities.

As of June 30, 2003 we had a $10.0 million equipment line of credit and a $20.0 million working capital line of credit with a bank available through March 23, 2004. The lines of credit were collateralized by all of our assets, except intellectual property, and bore interest at the bank’s prime rate. We were required to comply with various financial and restrictive covenants. As of June 30, 2003, we had $2.3 million outstanding under the equipment line of credit and were in compliance with all bank covenants.

The following summarizes our future contractual cash obligations as of June 30, 2003, in thousands:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$13,825	$1,653	$12,172	$—	$—
Capital lease obligations	451	348	103	—	—
Operating lease obligations	6,854	3,850	2,090	806	108
Total	$21,130	$5,851	$14,365	$806	$108

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

In May 2003, the FASB issued SFAS No. 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our overall financial position or results of operations.

Item 4: Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2003. Due to the material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) referred to below, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2003.

An initial evaluation of our disclosure controls and procedures was performed shortly following the quarter ended June 30, 2003 by our management.  Subsequently, in connection with the restatement of our consolidated financial statements for the years ended December 31, 2002 and 2001 and the nine months ended September 30, 2003, we discovered material weaknesses applicable to the period covered by this periodic report.  The material weaknesses in our internal control over financial reporting are described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.

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

While there have been significant changes in our internal control over financial reporting subsequent to June 30, 2003, as described in the above referenced periodic reports, no change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
By:
/s/ Ellen B. Richstone
Ellen B. Richstone
Chief Financial Officer (Principal Financial Officer)

SONUS NETWORKS, INC.
By:
/s/ Bradley T. Miller
Bradley T. Miller
Vice President of Finance, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certificate of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of Sonus Networks, Inc. Chief Finanical Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certificate of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.