Form 10-Q/A
period 2003-09-30
SONUS NETWORKS INC
filed 2005-06-10
CIK 1105472

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

As of October 31, 2003, there were 244,447,808 shares of $0.001 par value per share, common stock outstanding.

EXPLANATORY NOTE

As reported in our 2003 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (SEC) on July 28, 2004, we have restated our consolidated financial statements for the years ended December 31, 2002 and 2001 and the nine months ended September 30, 2003. We also reported in our 2003 Annual Report on Form 10-K/A that we anticipated amending our previously filed quarterly reports for each of the first three quarters of 2003. This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 10, 2003, is being filed for the purpose of restating our condensed consolidated financial statements and related disclosures for the three and nine months ended September 30, 2003 and 2002 under Item 1 of Part I; and restating Items 2 and 4 of Part I as well as Item 6 of Part II, consistent with the restatement-related adjustments described in our 2003 Annual Report on Form 10-K/A filed with the SEC on July 28, 2004.

This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the original Quarterly Report on Form 10-Q on November 10, 2003, or modify or update the disclosure presented in the original Quarterly Report on Form 10-Q, except to reflect the revisions as described above.

SONUS NETWORKS, INC.

AMENDMENT NO. 1 ON FORM 10-Q/A

QUARTER ENDED SEPTEMBER 30, 2003

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

SONUS NETWORKS, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2003	December 31, 2002
	(As Restated)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$255,059	$57,278
Marketable securities	45,875	60,860
Accounts receivable, net	8,336	4,622
Inventory, net	16,422	10,449
Other current assets	7,487	3,516
Total current assets	333,179	136,725
Property and equipment, net	6,933	11,546
Purchased intangible assets, net	3,004	4,810
Other assets	299	436
	$343,415	$153,517

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,909	$3,625
Accrued expenses	17,470	16,489
Accrued restructuring expenses	845	2,331
Current portion of deferred revenue	72,819	51,728
Current portion of long-term liabilities	1,329	1,606
Total current liabilities	95,372	75,779
Long-term deferred revenue, less current portion.	12,344	8,024
Long-term liabilities, less current portion	1,822	3,293
Convertible subordinated note	10,000	10,000
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 246,319,973 and 206,866,358 shares issued and 244,023,063 and 204,599,548 shares outstanding at September 30, 2003 and December 31, 2002	246	207
Capital in excess of par value	1,040,518	853,560
Accumulated deficit	(815,463)	(793,426)
Deferred compensation	(1,157)	(3,659)
Treasury stock, at cost; 2,296,910 and 2,266,810 common shares at September 30, 2003 and December 31, 2002	(267)	(261)
Total stockholders’ equity	223,877	56,421
	$343,415	$153,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited and As Restated)

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002

Revenues:
Product	$14,528	$3,498	$26,300	$62,727
Service	7,723	5,660	20,526	18,714
Total revenues	22,251	9,158	46,826	81,441
Cost of revenues (1):
Product	5,382	5,034	10,816	28,610
Service	3,874	2,885	9,798	8,892
Write-off of inventory and purchase commitments	—	—	—	6,865
Total cost of revenues	9,256	7,919	20,614	44,367
Gross profit	12,995	1,239	26,212	37,074
Operating expenses:
Research and development (1)	8,036	9,218	24,245	35,314
Sales and marketing (1)	7,732	4,466	16,179	21,342
General and administrative (1)	842	2,932	4,137	6,711
Stock-based compensation	1,047	2,228	2,616	13,945
Amortization of purchased intangible assets	602	1,173	1,806	3,553
Write-off of goodwill and purchased intangible assets	—	10,950	—	10,950
Restructuring charges, net	—	1,007	—	6,772
Total operating expenses	18,259	31,974	48,983	98,587
Loss from operations	(5,264)	(30,735)	(22,771)	(61,513)
Interest expense	(128)	(162)	(406)	(437)
Interest income	396	465	1,238	1,569
Loss before income taxes	(4,996)	(30,432)	(21,939)	(60,381)
Provision for income taxes	33	22	98	65
Net loss	$(5,029)	$(30,454)	$(22,037)	$(60,446)

Basic and diluted net loss per share	$(0.02)	$(0.16)	$(0.10)	$(0.32)

Shares used in computing net loss per share (Note 3(p))	224,356	193,155	213,322	189,962

(1)                                  Excludes non-cash, stock-based compensation expense as follows:

Cost of revenues	$13	$99	$35	$463
Research and development	314	1,207	943	7,532
Sales and marketing	603	752	1,282	4,413
General and administrative	117	170	356	1,537
	$1,047	$2,228	$2,616	$13,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands, except per share data)

(Unaudited and As Restated)

	Nine months ended September 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(22,037)	$(60,446)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,659	12,006
Write-off of inventory	—	6,865
Stock-based compensation	2,616	13,945
Amortization of purchased intangible assets	1,806	3,553
Write-off of goodwill	—	10,950
Non-cash restructuring benefit	—	—
Changes in current assets and liabilities:
Accounts receivable	(3,714)	5,037
Inventory	(5,973)	20,644
Other current assets	(3,971)	4,261
Accounts payable	(716)	(9,672)
Accrued expenses	(989)	(9,993)
Deferred revenue	25,411	(32,707)
Net cash provided by (used in) operating activities	93	(35,557)
Cash flows from investing activities:
Purchases of property and equipment	(3,046)	(2,844)
Maturities of marketable securities	19,682	35,631
Purchases of marketable securities	(4,697)	(22,032)
Other assets	137	(8)
Net cash provided by investing activities	12,076	10,747
Cash flows from financing activities:
Net proceeds from sale of common stock to public	182,755	—
Sale of common stock in connection with employee stock purchase plan	966	2,843
Proceeds from exercise of stock options	3,162	108
Additions to long-term liabilities	—	3,300
Payments of long-term liabilities	(1,264)	(620)
Repurchase of common stock	(6)	(128)
Net cash provided by financing activities	185,613	5,503
Net increase (decrease) in cash and cash equivalents	197,781	(19,307)
Cash and cash equivalents, beginning of period	57,278	49,069
Cash and cash equivalents, end of period	$255,059	$29,762

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$288	$318

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

(2) Restatement of Consolidated Financial Statements

As reported in Sonus’ 2003 Annual Report on Form 10-K/A filed with the SEC on July 28, 2004, Sonus has restated its consolidated financial statements for the years ended December 31, 2002 and 2001 and the nine months ended September 30, 2003. Sonus also reported in its 2003 Annual Report on Form 10-K/A that it anticipated amending its previously filed quarterly reports for each of the first three quarters of 2003.  Sonus has filed this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 10, 2003, for the purpose of restating its condensed consolidated financial statements and related disclosures for the three and nine months ended September 30, 2003 and 2002. Amounts disclosed with respect to the December 31, 2002 balance sheet have previously been restated in our Form 10-K/A filed with the SEC on July 28, 2004 and are not reported as restated herein.

The following summarizes the effects of the restatement adjustments on various line items of Sonus’ condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues:
Product	$22,352	$(7,824)	$14,528	$48,408	$(22,108)	$26,300
Service	6,292	1,431	7,723	17,611	2,915	20,526

Total revenues	28,644	(6,393)	22,251	66,019	(19,193)	46,826
Cost of revenues:
Product	7,237	(1,855)	5,382	16,129	(5,313)	10,816
Service	3,810	64	3,874	9,876	(78)	9,798
Write-off (benefit) of inventory and purchase commitments	—	—	—	(735)	735	—

Total cost of revenues	11,047	(1,791)	9,256	25,270	(4,656)	20,614

Gross profit	17,597	(4,602)	12,995	40,749	(14,537)	26,212
Operating expenses:
Research and development	7,984	52	8,036	23,931	314	24,245
Sales and marketing	6,536	1,196	7,732	17,453	(1,274)	16,179
General and administrative	999	(157)	842	3,267	870	4,137
Stock-based compensation	866	181	1,047	2,499	117	2,616
Amortization of purchased intangible assets	271	331	602	813	993	1,806

Total operating expenses	16,656	1,603	18,259	47,963	1,020	48,983

Income (loss) from operations	941	(6,205)	(5,264)	(7,214)	(15,557)	(22,771)
Interest expense	(128)	—	(128)	(406)	—	(406)
Interest income	396	—	396	1,238	—	1,238
Income (loss) before income taxes	1,209	(6,205)	(4,996)	(6,382)	(15,557)	(21,939)
Provision for income taxes	—	33	33	—	98	98
Net income (loss)	$1,209	$(6,238)	$(5,029)	$(6,382)	$(15,655)	$(22,037)

Net income (loss) per share:
Basic	$0.01	$(0.03)	$(0.02)	$(0.03)	$(0.07)	$(0.10)

Diluted	$0.01	$(0.03)	$(0.02)	$(0.03)	$(0.07)	$(0.10)

Shares used in computing net income (loss) per share:
Basic	224,356	—	224,356	213,322	—	213,322

Diluted	239,446	(15,090)	224,356	213,322	—	213,322

	Three Months Ended September 30, 2002			Nine Months Ended September 30, 2002
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues:
Product	$3,256	$242	$3,498	$34,864	$27,863	$62,727
Service	4,189	1,471	5,660	15,034	3,680	18,714

Total revenues	7,445	1,713	9,158	49,898	31,543	81,441
Cost of revenues:
Product	2,246	2,788	5,034	16,152	12,458	28,610
Service	2,501	384	2,885	8,418	474	8,892
Write-off of inventory and purchase commitments	—	—	—	9,434	(2,569)	6,865

Total cost of revenues	4,747	3,172	7,919	34,004	10,363	44,367

Gross profit	2,698	(1,459)	1,239	15,894	21,180	37,074
Operating expenses:
Research and development	9,685	(467)	9,218	36,525	(1,211)	35,314
Sales and marketing	5,520	(1,054)	4,466	22,207	(865)	21,342
General and administrative	2,446	486	2,932	5,603	1,108	6,711
Stock-based compensation	3,962	(1,734)	2,228	15,654	(1,709)	13,945
Amortization of purchased intangible assets	366	807	1,173	1,155	2,398	3,553
Write-off of goodwill and purchased intangibles	1,673	9,277	10,950	1,673	9,277	10,950
Restructuring charges (benefit), net	987	20	1,007	(10,141)	16,913	6,772

Total operating expenses	24,639	7,335	31,974	72,676	25,911	98,587

Loss from operations	(21,941)	(8,794)	(30,735)	(56,782)	(4,731)	(61,513)
Interest expense	(163)	1	(162)	(438)	1	(437)
Interest income	466	(1)	465	1,570	(1)	1,569
Loss before income taxes	(21,638)	(8,794)	(30,432)	(55,650)	(4,731)	(60,381)
Provision for income taxes	—	22	22	—	65	65
Net loss	$(21,638)	$(8,816)	$(30,454)	$(55,650)	$(4,796)	$(60,446)

Basic and diluted net loss per share	$(0.11)	$(0.05)	$(0.16)	$(0.30)	$(0.02)	$(0.32)

Shares used in computing net loss per share	191,823	1,332	193,155	188,620	1,342	189,962

The following summarizes the effects of the restatement adjustments on various line items of Sonus’ condensed consolidated balance sheet as of September 30, 2003.

Condensed Consolidated Balance Sheet

September 30, 2003

(In thousands)

(Unaudited)

	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$246,981	$8,078	$255,059
Marketable securities	45,875	—	45,875
Accounts receivable, net	5,604	2,732	8,336
Inventory, net	12,333	4,089	16,422
Other current assets	6,313	1,174	7,487
Total current assets	317,106	16,073	333,179
Property and equipment, net	6,514	419	6,933
Purchased intangible assets, net	361	2,643	3,004
Other assets	339	(40)	299
	$324,320	$19,095	$343,415
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,637	$(728)	$2,909
Accrued expenses	32,923	(15,453)	17,470
Accrued restructuring expenses	845	—	845
Current portion of deferred revenue	34,036	38,783	72,819
Current portion of long-term liabilities	1,329	—	1,329

Total current liabilities	72,770	22,602	95,372

Long-term deferred revenue, less current portion	—	12,344	12,344
Long-term liabilities, less current portion	1,822	—	1,822
Convertible subordinated note	10,000	—	10,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	246	—	246
Capital in excess of par value	1,045,077	(4,559)	1,040,518
Accumulated deficit	(804,250)	(11,213)	(815,463)
Deferred compensation	(1,078)	(79)	(1,157)
Treasury stock, at cost	(267)	—	(267)
Total stockholders’ equity	239,728	(15,851)	223,877
	$324,320	$19,095	$343,415

These restated financial statements include a number of adjustments, which primarily relate to revenue, deferred revenue, inventory reserves, purchase accounting, impairments, accrued expenses and stock-based compensation. Adjustments to revenue result primarily in revenue being deferred and recognized in subsequent periods. Adjustments to inventory and accrued expenses are primarily to increase or decrease reserve levels previously reported. Adjustments to purchase accounting, impairment, and stock-based compensation relate primarily to the timing of expense recognition.  The following discussion provides additional information regarding these adjustments.

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

In the fourth quarter of 2002, Sonus amended its arrangement with this customer to include, among other items, certain additional future software releases. Sonus previously recognized revenue from this arrangement in the fourth quarter of 2002 and in each of the first three quarters of 2003 upon delivery of the products and software releases. Upon review and analysis of the arrangement, Sonus has determined that, based on a technical analysis of software revenue recognition rules, that VSOE was not established for certain undelivered software releases. As a result, Sonus has deferred revenues of $16.2 million associated with products and software releases shipped to this customer during the fourth quarter of 2002 and the first three quarters of 2003, including the deferral of $3.1 million and $15.5 million of products and software releases shipped during the three and nine months ended September 30, 2003. Sonus recognized $10.9 million of those revenues in the fourth quarter of 2003 when the final software release specified in the amendment was delivered to the customer, and the remaining amount was deferred and allocated to maintenance services and estimated discounts on future purchases.

Maintenance revenue

A number of Sonus’ customer transactions involve multiple elements, including the delivery of product and maintenance services as part of a bundled offering. Statement of Position (SOP) 97-2, Software Revenue Recognition, requires maintenance revenue to be recognized over the period services are provided. Based on Sonus’ review and analysis, Sonus identified certain circumstances in which Sonus offered maintenance services at no additional charge or at discounted rates to certain customers but did not separate the fair value for the maintenance from product revenue. This resulted in revenue associated with the value of the undelivered maintenance services not being recognized over the service period. In the restated financial statements, Sonus has recognized maintenance revenue ratably over the period in which the maintenance services were provided based on the deferral of the applicable VSOE of maintenance services. In such cases, Sonus has reclassified maintenance services from product revenue to service revenue for the applicable periods presented. Based on Sonus’ review and analysis, Sonus also identified certain circumstances in which insufficient value was allocated to maintenance. In such cases, Sonus has reclassified additional amounts from product revenue to service revenue for the applicable periods presented. In connection with the recognition of the deferred product revenue described above in the second quarter of 2002 and the fourth quarter of 2003, a significant portion of the product revenue was allocated to the value of undelivered maintenance services and deferred over the five-year period in which the maintenance services are provided.

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

Summary

The following table is a reconciliation of revenue as previously reported to amounts as restated for the periods indicated, in thousands:

	Three months ended September 30, 2003	Three months ended September 30, 2002	Nine months ended September 30, 2003	Nine months ended September 30, 2002

Revenues, as previously reported	$28,644	$7,445	$66,019	$49,898
Revenue Restatement Adjustments:
Deferral of product revenue	(3,072)	2,255	(15,452)	35,389
Maintenance revenue	(2,627)	(1,575)	(2,816)	(11,934)
Delivery	(12)	(12)	(332)	3,908
Customer acceptance	(682)	(35)	(754)	1,622
Other	—	1,080	161	2,558
Total Revenue Restatement Adjustments	(6,393)	1,713	(19,193)	31,543
Revenues, as restated	$22,251	$9,158	$46,826	$81,441

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

The following table is a reconciliation of accrued expense adjustments by category as of the dates indicated, in thousands:

	Sept. 30, 2003	December 31, 2002
Accrued expense adjustments—increase/(decrease) for:
Employee compensation and related costs	$(991)	$208
Professional fees	(1,080)	(1,239)
Royalties	1,163	1,492
Warranty reserve	(3,109)	(3,385)
Post-shipment obligations to customers	(2,527)	(2,527)
Customer deposits	(6,576)	(7,240)
Other	(2,333)	(4,199)
Total accrued expense adjustments	$(15,453)	$(16,890)

Restructuring expense and benefits

In connection with Sonus’ review and analysis, Sonus determined that a restructuring benefit of $16,557,000 for a lease renegotiation originally recorded in the first quarter of 2002 should have been recorded in 2001.  In addition, Sonus increased 2002 expenses by $356,000. The effect of these adjustments was to adjust the restructuring item from a benefit of $10,141,000 to an expense of $6,772,000 in the nine months ended September 30, 2002.

Valuation of Intangibles

During 2001, Sonus acquired two companies, telecom technologies, inc. (TTI) and Linguateq, Inc. (Linguateq). Sonus accounted for the TTI acquisition as a purchase in accordance with Accounting Principles Board (APB) No. 16, Business Combinations, and for Linguateq as a purchase in accordance with SFAS No. 141, Business Combinations. As part of Sonus’
re-examination of these acquisitions, Sonus hired an independent third-party appraiser. In connection with the TTI acquisition re-appraisal, Sonus has re-examained the total consideration paid, net liabilities assumed, and certain assumptions and calculations supporting the original appraisal of the identified intangible assets acquired from TTI. These assumptions included the customer turnover rate, the gross and operating margin percentages and inconsistencies in the profit assumptions used to value in-process research and development compared to other identified intangible assets. The results of these changes to the purchase price and related allocation for the TTI acquisition are as follows, in thousands:

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

As a result of re-appraisal of assets acquired, the final purchase price has been allocated to the tangible and intangible assets acquired based upon their fair values as follows, in thousands:

Purchase Price Allocation of TTI	As Reported	Adjustments	As Restated
Tangible assets	$8,296	$1,096	$9,392
Intangible assets:
Workforce	3,000	3,900	6,900
Developed technology	11,900	2,100	14,000
Customer relationships	17,400	6,800	24,200
In-process research and development	40,000	800	40,800
Deferred compensation related to unvested stock option	22,600	—	22,600
Goodwill	451,434	(16,750)	434,684
Total	$554,630	$(2,054)	$552,576

In connection with the revised appraisals, Sonus has determined that the useful life of the TTI customer relationships and goodwill should be five years, compared to three years as previously reported. The impact to amortization expense as a result of the change in estimated useful lives and valuation of intangibles was an increase of $331,000 and $807,000 for the three months ended September 30, 2003 and 2002 and $993,000 and $2,398,000 for the nine months ended September 30, 2003 and 2002.

Impairment

In 2001, in light of negative industry and economic conditions, a general decline in technology valuations, and

Sonus’ decision to discontinue the development and use of certain acquired technology, Sonus performed an assessment of the carrying value of goodwill and purchased intangible assets from TTI recorded in connection with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of, which resulted in the net remaining value as of December 31, 2001 as originally reported below. Due to the changes in the valuation of intangible assets and their useful lives described above and the use of more appropriate revenue projections supporting the impairment calculation performed under SFAS No. 121 in 2001, Sonus performed a new impairment assessment with the assistance of a new third-party appraiser, which resulted in the net remaining value as of December 31, 2001 as restated below (after the reallocation of goodwill to the purchased intangibles):

SFAS No. 121 Impairment of Assets Acquired from TTI

(in thousands)

	Remaining Value as of December 31, 2001	Remaining Value as of December 31, 2001
	(as reported)	(as restated)
Customer relationships	$2,308	$16,350
Developed technology	—	—
Workforce	797	2,381
Fixed assets	—	—
Total	$3,105	$18,731

In 2002, Sonus adopted SFAS No. 141, which resulted in a reclassification of all remaining workforce-related intangible assets into goodwill. As a result of the continuing and significant decline in the market for telecommunications equipment and pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, Sonus performed an impairment analysis of certain technology acquired from Linguateq. In addition, Sonus performed an impairment analysis on its remaining goodwill for both the TTI and Linguateq acquisitions pursuant to SFAS No. 142, Goodwill and Other Intangible Assets. The results of these analyses are summarized in the following table, in thousands:

	Three and Nine Months Ended September 30, 2002
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

Sonus previously adopted the accelerated method of amortizing all deferred compensation defined under Financial Accounting Standards Board (FASB) Financial Interpretation No. (FIN) 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. In the event of forfeiture of a stock-based award, FIN 44,

Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25, requires that compensation expense be adjusted to recapture the compensation expense previously recorded related to unvested stock-based awards, in the period of forfeiture. Sonus previously had not recorded recapture of any such excess compensation expense upon the forfeiture of a stock-based award upon employee termination. As a result, Sonus has decreased stock-based compensation by $55,000 and $2,051,000 for the three months ended September 30, 2003 and 2002 and $229,000 and $4,119,000 for the nine months ended September 30, 2003 and 2002, in these restated financial statements, which includes the recapture of excess compensation expense related to the items discussed in the following two paragraphs.

Sonus also determined that option grants made to certain newly hired employees had intrinsic value on the start date of the new employee. Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, requires that such intrinsic value be recorded as deferred stock-based compensation and amortized over the vesting period. Previously, Sonus had not recorded any deferred stock-based compensation expense for these grants, and Sonus is now recording an adjustment of $1,215,000 to deferred compensation and additional paid-in-capital in 2001. As a result and under Sonus’ policy of amortization under FIN 28, Sonus has increased stock-based compensation expense by $18,000 and $74,000 for the three and nine months ended September 30, 2003 and $79,000 and $328,000 for the three and nine months ended September 30, 2002, in these restated financial statements.

Sonus recorded employee deferred stock-based compensation prior to its initial public offering and in connection with its acquisition of TTI, and established a policy to amortize these amounts on an accelerated method under FIN 28. Sonus determined as a result of its review and analysis that the deferred stock-based compensation related to one category of employees was incorrectly amortized using the straight-line method and has made adjustments to consistently apply the FIN 28 method. As a result, Sonus increased stock-based compensation by $17,000 and $72,000 for the three and nine months ended September 30, 2003 and decreased stock-based compensation by  $12,000 and $183,000 for the three and nine months ended September 30, 2002, in these restated financial statements.

Sonus has determined that it improperly calculated deferred stock-based compensation and the related amortization associated with the restricted stock issued under the TTI Retention Plan. As a result, Sonus decreased stock-based compensation by $3,000 and $4,000 for the three and nine months ended September 30, 2003 and increased stock-based compensation by  $176,000 and $2,133,000 for the three and nine months ended September 30, 2002 to reflect the amortization of deferred stock-based compensation that should have been recorded.

Sonus also determined that it improperly calculated stock-based compensation expense for any intrinsic value associated with the modification of certain stock options and restricted stock to accelerate the vesting of a portion or all of these awards in connection with certain employee terminations. These adjustments resulted in increases in stock-based compensation expense of $204,000 for the three and nine months ended September 30, 2003 and $74,000 and $132,000 for the three and nine months ended September 30, 2002.

The following table is a summary of stock-based compensation restatement adjustments by type for the periods indicated, in thousands:

	Three months ended September 30, 2003	Three months ended September 30, 2002	Nine months ended September 30, 2003	Nine months ended September 30, 2002
Stock-based Compensation Adjustments—increase/(decrease) for:
Recapture of compensation expense in connection with employee terminations	$(55)	$(2,051)	$(229)	$(4,119)
Amortization related to the intrinsic value of options granted to new employees	18	79	74	328
Adjusted amortization under accelerated method prescribed by FIN 28	17	(12)	72	(183)
Amortization related to restricted stock issued in connection with TTI Retention Plan	(3)	176	(4)	2,133
Charge for modification in connection with employee terminations	204	74	204	132
Total Stock-based Compensation Restatement Adjustments	$181	$(1,734)	$117	$(1,709)

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

Inventory Reserves

As of September 30, 2003 and September 30, 2002 Sonus’ originally reported excess, obsolete and evaluation reserve balances were $17,904,000 and $17,914,000. Sonus has determined that its excess, obsolete and evaluation reserve balances were not consistently calculated and, as a result of Sonus’ review of its reserves and consideration of contemporaneous facts and circumstances, Sonus decreased its reserves and reduced cost of product revenues by $937,000 and $266,000 as of and for the nine months ended September 30, 2003 and 2002.

Other Balance Sheet Adjustments

Sonus identified certain customer checks received by it prior to the end of fiscal year 2002 and the quarter ended September 30, 2003, which were deposited after the reporting period and not recorded in the period received. Accordingly, Sonus has increased its cash and cash equivalents and deferred revenue balances by $8,078,000 and $6,971,000 as of September 30, 2003 and December 31, 2002.

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

Other Statement of Operations Adjustments

As described in Note 3 (p) to Sonus’ condensed consolidated financial statements, Sonus calculated the weighted average common shares outstanding utilized in the determination of loss per share in accordance with the treasury stock method as required under SFAS No. 148, Earnings Per Share. Sonus’ calculation did not properly consider certain activity and, accordingly, Sonus has modified the weighted average common shares outstanding for the three months ended September 30, 2002.

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

For the three months ended September 30, 2003 and 2002, two customers each contributed 10% or more of Sonus’ revenues, representing an aggregate of 42% and 53% of total revenues.  For the nine months ended September 30, 2003 and 2002, three customers and one customer each contributed 10% or more of Sonus’ revenues, representing an aggregate of 49% and 47% of total revenues. The following customers contributed 10% or more of Sonus’ revenues in the three and nine months ended September 30, 2003 and 2002:

	Three months ended September 30,			Nine months ended September 30,
Customer:	2003	2002		2003	2002
	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Verizon Global Networks	28%	*	%	21%	*	%
Global Crossing	14	*		18	*
Qwest Communications	*	36		*	47
T-Nova Deutsche Telekom	*	17		*	*
Nissho Electronics Corporation	*	*		10	*

*                                         Represents less than 10% of revenues.

As of September 30, 2003 and December 31, 2002, two and three customers each accounted for 10% or more of Sonus’ accounts receivable balance, representing an aggregate of 55% and 78% of total accounts receivable. Sonus performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable.  Sonus maintains allowances for potential credit losses and such losses have been within management’s expectations.

International revenues, primarily attributable to Asia and Europe, were 37% and 32% of total revenues for the three months ended September 30, 2003 and 2002.  International revenues, primarily attributable to Asia and Europe, were 33% and 18% of total revenues for the nine months ended September 30, 2003 and 2002.

Certain components and software licenses from third parties used in Sonus’ products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus’ delivery of products and thereby materially adversely affect Sonus’ revenues and operating results.

(e) Accounts Receivable

Accounts receivable consist of the following, in thousands:

	September 30, 2003	December 31, 2002
	(As Restated)
Earned accounts receivable	$6,355	$4,873
Unearned accounts receivable	2,123	90
Accounts receivable, gross	8,478	4,963
Allowance for doubtful accounts	(142)	(341)
Accounts receivable, net	$8,336	$4,622

Unearned accounts receivable represent products shipped to customers where Sonus has a contractual right to bill the customer and collectibility is probable prior to satisfying Sonus’ revenue recognition criteria. The allowance for doubtful accounts is based on Sonus’ detailed assessment of the collectibility of specific customer accounts.

(f) Inventory

Inventory consists of the following, in thousands:

	September 30, 2003	December 31, 2002
	(As Restated)
On-hand final assemblies and finished goods inventory	$15,779	$12,292
Unearned inventory	13,735	10,441
Evaluation inventory	3,982	6,022
Inventory, gross	33,496	28,755
Excess, obsolete and evaluation reserve	(17,074)	(18,306)
Inventory, net	$16,422	$10,449

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

(h) Purchased Intangible Assets

Purchased intangible assets of $3,004,000 as of September 30, 2003 and $4,810,000 as of December 31, 2002 are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. Sonus expects that the remaining amount of purchased intangible assets will be fully amortized by December 2004.

(i) Deferred Revenue

Deferred revenue consists of the following, in thousands:

	September 30, 2003	December 31, 2002
	(As Restated)
Maintenance and support contracts	$29,612	$24,832
Customer deposits	53,428	34,830
Unearned revenue	2,123	90
Total deferred revenue	85,163	59,752
Less current portion	(72,819)	(51,728)
	$12,344	$8,024

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

Sonus has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees and shares purchased under the 2000 Employee Stock Purchase Plan (ESPP) using the Black-Scholes option-pricing model. In valuing the stock options granted, Sonus used an assumed risk-free interest rate of 3% for both the three and nine months ended September 30, 2003 and 2002; volatility of 137% for both the three and nine months ended September 30, 2003, and 150% for the three and nine months ended September 30, 2002; and an expected life of four to five and three to five years for both the three and nine months ended September 30, 2003 and 2002, with the assumption that dividends will not be paid. In valuing the ESPP, Sonus used an assumed risk-free interest rate of 1.0 - 3.8% for the three months ended September 30, 2003 and 1.0 - 4.7% for the nine months ended September 30, 2003, and of 1.7 - 6.8% for both the three and nine months ended September 30, 2002; volatility of 137- 150% for both the three and nine months ended September 30, 2003, and 80 -150% for both the three and nine months ended September 30, 2002; and an expected life ranging from six months to two years, with the assumption that dividends will not be paid. The pro forma information is as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Net loss—
As reported	$(5,029)	$(30,454)	$(22,037)	$(60,446)
Plus: Employee stock-based compensation expense included in net loss under intrinsic value method related to options	540	2,130	1,894	12,894
Less: Employee stock-based compensation under fair value method	(11,932)	(11,628)	(31,330)	(35,745)
Pro forma	$(16,421)	$(39,952)	$(51,473)	$(83,297)

Basic and diluted net loss per share—
As reported	$(0.02)	$(0.16)	$(0.10)	$(0.32)
Pro forma	$(0.07)	$(0.21)	$(0.24)	$(0.44)

(m) Comprehensive Loss

Sonus applies SFAS No. 130, Reporting Comprehensive Income. The comprehensive net loss for the three and nine months ended September, 2003 and 2002 does not differ from the reported net loss.

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

(p) Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of unrestricted common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of unrestricted common stock and dilutive potential common shares outstanding based on the average market price of Sonus’ common stock (under the treasury stock method). Dilutive potential common shares consist of restricted common stock and common stock issuable upon the exercise of stock options and conversion of a convertible subordinated note.  There were no dilutive shares of potential common stock for the three and nine months ended September 30, 2003 and 2002 as Sonus incurred a net loss in each period.

The following table sets forth the computation of shares used in calculating the net loss per share, in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(As Restated)	(As Restated)	(As Restated)	(As Restated)

Weighted average common shares outstanding	227,343	203,853	217,893	203,450
Less weighted average restricted common shares outstanding	(2,987)	(10,698)	(4,571)	(13,488)
Shares used in basic and diluted per share calculation	224,356	193,155	213,322	189,962

Excluded from the shares used in calculating the net loss per share in the above table are options to purchase shares of common stock and shares of common stock issuable upon conversion of a convertible subordinated note representing an aggregate of 29,036,863 and 23,020,656 shares as of September 30, 2003 and 2002, as their effects would have been anti-dilutive.

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

In November 2002, the FASB issued Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The FIN No. 45 disclosure requirements are included in Note 5 to

Sonus’ unaudited condensed consolidated financial statements. The adoption of FIN 45 did not have a material impact on Sonus’ financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on Sonus’ overall financial position or results of operations.

In August 2003, the EITF reached a consensus on Issue No. 03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software. EITF Issue No. 03-05 addresses the applicability of SOP 97-2 to non-software deliverables in an arrangement containing more-than-incidental software. In an arrangement that includes software that is more-than-incidental to the products or services as a whole, software and software-related elements are included within the scope of SOP 97-2. Software-related elements include software products and services, as well as any non-software deliverables for which a software deliverable is essential to its functionality. The adoption of this statement did not have a material impact on Sonus’ consolidated financial results.

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

2002 Restructuring Accrual

The following table summarizes the activity during the nine months ended September 30, 2003 relating to Sonus’ accrual for fiscal 2002 restructuring actions, in thousands:

	December 31, 2002 Accrual Balance	Cash Payments	September 30, 2003 Accrual Balance	Current Portion	Long-term Portion
			(As Restated)

Workforce reduction	$534	$(534)	$—	$—	$—
Consolidation of facilities	2,214	(885)	1,329	485	844
Sub-total	2,748	(1,419)	1,329	485	844
Write-off of purchase commitments	340	(260)	80	80	—
Total	$3,088	$(1,679)	$1,409	$565	$844

The remaining cash expenditures relating to the consolidation of excess facilities are expected to be paid through 2008. The purchase commitment obligations are expected to be substantially paid by the end of fiscal 2003.

(a) Workforce reduction

The restructuring actions in fiscal 2002 included a reduction in Sonus’ workforce. The affected employees were entitled to severance and other benefits for which Sonus recorded a charge of $5,282,000 in fiscal 2002, of which $1,507,000 and $4,355,000 were recorded in the three and nine months ended September 30, 2002. In addition, Sonus recorded non-cash stock-based compensation expense of $1,467,000 in the nine months ended September 30, 2002 related to the write-off of deferred compensation associated with shares and options held by terminated employees.

(b) Consolidation of excess facilities

Sonus recorded a net restructuring benefit of $500,000 in the three months ended September 30, 2002 and a net restructuring charge of $2,417,000 in the nine months ended September 30, 2002 for the consolidation of excess facilities, which is included on the balance sheet in accrued restructuring expenses and long-term liabilities. The accrual for the consolidation of excess facilities was determined assuming no sublease income.

(c) Write-off of inventory and purchase commitments

During the nine months ended September 30, 2002, Sonus recorded additional cost of revenues of $6,865,000 consisting of $4,457,000 for the write-off of inventory determined to be excess and obsolete and $2,408,000 for materials that were committed to be purchased from third-party contract manufacturers and suppliers under purchase commitments, but that were in excess of required quantities. The charge for purchase commitments was recorded on the balance sheet as accrued restructuring expenses.

2001 Restructuring Accrual

The following table summarizes the activity during the nine months ended September 30, 2003 relating to Sonus’ accrual for fiscal 2001 restructuring actions, in thousands:

	December 31, 2002 Accrual Balance	Cash Payments	September 30, 2003 Accrual Balance	Current Portion	Long-Term Portion
			(As Restated)

Consolidation of facilities and other charges	$571	$(291)	$280	$280	$—

Remaining cash expenditures relating to the consolidation of excess facilities and other charges are expected to be paid through the second quarter of fiscal 2004.

(5) Warranty Reserve

The following table summarizes the activity related to product warranty reserve, included in accrued expenses, during the nine months ended September 30, 2003, in thousands and as restated:

Balance at December 31, 2002	$1,300
Charges to costs and expenses	1,600
Deductions	—
Balance at September 30, 2003	$2,900

(6) Long-term Liabilities

Long-term liabilities consist of capital leases, borrowings from a bank for equipment purchases (Note 7) and restructuring expenses (Note 4). Sonus assumed certain capital leases as part of the acquisition of telecom technologies, inc. (TTI). The capital leases are due in monthly installments expiring at various dates through March 2005 and accrue interest at annual rates ranging from 4.8% to 10.3%. The future minimum annual payments under capital leases and amounts due for long-term liabilities, as of September 30, 2003, are as follows, in thousands:

Capital Leases:
2003 obligations (three months)	$83
2004 obligations	189
2005 obligations	30
Total minimum lease payments	302
Less amount representing interest	(13)
Present value of minimum payments	289
Borrowings under equipment line of credit with bank	2,017
Long-term portion of restructuring expenses	845
Total long-term liabilities	3,151
Less current portion	(1,329)
Long-term liabilities, net of current portion	$1,822

The future principal payments on total long-term liabilities, excluding the capital leases, as of September 30, 2003 are: $275,000 in 2003 (three months); $1,147,000 in 2004; $828,000 in 2005; $195,000 in 2006; $204,000 in 2007; and $213,000 in 2008.

(7) Bank Agreement

In January 2002, Sonus established a $10,000,000 equipment line of credit and a $20,000,000 working capital line of credit with a bank at the bank’s prime rate. In March 2003, Sonus extended these existing lines of credit at the bank’s prime rate (4.00% at September, 2003), available through March 23, 2004. Amounts borrowed under the equipment line were repayable over a 36-month period. For both lines of credit, Sonus had to comply with certain restrictive covenants including maintaining certain minimum investment balances with the bank, a minimum tangible stockholders’ equity of $131,000,000 as of September 30, 2003 and a quick ratio of 1.5 to 1.0, as defined in the credit agreement. Under the agreement, all of Sonus’ assets, except intellectual property, had been pledged as collateral. As of September 30, 2003, Sonus had $2,017,000 outstanding under the equipment line of credit (Note 6) and was in compliance with all bank covenants.  Interest expense related to the line of credit was $2,000 and $59,000 for the three and nine months ended September 30, 2003.

(8) Convertible Subordinated Note

In May 2001, Sonus completed a private placement of an aggregate principal amount of $10,000,000 of a 4.75% convertible subordinated note, due May 1, 2006, with a customer. Interest payments are due semi-annually on May 1 and November 1 of each year through May 2006. The note may be converted by the holder into shares of Sonus’ common stock at any time before its maturity or prior to its redemption or repurchase by Sonus. The conversion rate is 33.314 shares per each $1,000 principal amount of the note, subject to adjustment in certain circumstances. As of May 1, 2004, Sonus has the option to redeem all or a portion of the note at 100% of the principal amount. Also, at any time if the market price of Sonus’ common stock exceeds $60.04 per share for twenty trading days in any thirty trading-day period, Sonus may redeem this note through the issuance of shares of common stock or for cash. In the event of a change of control in Sonus, the holder at its option may require Sonus to redeem the note through the issuance of common stock or cash. Interest expense related to Sonus’ convertible subordinated note was $119,000 for both the three months ended September 30, 2003 and 2002 and $357,000 for both the nine months ended September 30, 2003 and 2002.

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

(b) Pending Litigation

In November 2001, a purchaser of Sonus’ common stock filed a complaint in the federal district court for the Southern District of New York against Sonus, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with Sonus’ initial public offering (IPO) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased Sonus’ common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that Sonus’ registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against Sonus are asserted under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of the Securities Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against Sonus, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, Sonus, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against the individual defendants, including those Sonus officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including Sonus, but denied the remainder of the motion as to the defendants. Accordingly, the case proceeded against Sonus on the Section 11 claims. In June 2003, a special committee of Sonus’ Board of Directors authorized Sonus to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. The settlement contemplated by the Memorandum of Understanding is subject to a number of conditions including approval by the court. It remains uncertain whether and when the conditions will be met and the settlement will become final. Sonus does not expect that the settlement contemplated by the Memorandum of Understanding would have a material impact on Sonus’ business or financial results.

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

(b) 1997 Stock Incentive Plan

On January 1 of each year, the aggregate number of shares of common stock available for issuance under the 1997 Stock Incentive Plan (Plan) shall increase by the lesser of (i) 5% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of September 30, 2003, 110,611,642 shares were authorized and 35,310,118 shares were available under the Plan for future issuance.

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

(c) 2000 Employee Stock Purchase Plan

On January 1 of each year, the aggregate number of shares of common stock available for purchase under the 2000 Employee Stock Purchase Plan (ESPP) shall increase by the lesser of (i) 2% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of September 30, 2003, 15,444,657 shares were authorized and 3,306,330 shares were available under the ESPP for future issuance.

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

Sonus recorded stock-based compensation of $1,047,000 and $2,228,000 for the three months ended September 30, 2003 and 2002 and $2,616,000 and $13,945,000 for the nine months ended September 30, 2003 and 2002.

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

We began shipping product to customers during the fourth quarter of fiscal 1999 and recorded our first revenues of $51.8 million in fiscal 2000 and revenues of $128.8 million in fiscal 2001 and $93.9 million in fiscal 2002. Revenues for the three and nine months ended September 30, 2003 were $22.3 million and $46.8 million, compared to $9.2 million and $81.4 million for the same periods in fiscal 2002. Significant declines in capital spending by telecommunications service providers, and financial difficulties, including in some cases bankruptcies, experienced by certain emerging service providers, including some of our customers, caused the reduction in our revenues in 2002 and in the first nine months of 2003. In response to the unfavorable economic conditions, commencing in the third quarter of fiscal 2001 and continuing through fiscal 2002, we implemented restructuring plans designed to reduce expenses and align our cost structure with our revised business outlook. The restructuring plans included worldwide workforce reductions, consolidation of excess facilities and the write-off of excess inventory and purchase commitments.

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

Since our inception, we have incurred significant losses and, as of September 30, 2003, had an accumulated deficit of $815.5 million. Although we achieved profitability in the second quarter of fiscal 2002, as of September 30, 2003 we had not achieved profitability on an annual basis and may incur additional net losses in future quarters and years. The quarterly net income in the second quarter of 2002 was primarily the result of recognizing previously deferred revenue of $27.5 million from arrangements with a single customer upon the delivery of certain specified software releases in the second quarter of 2002. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues.

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

Three and Nine Months Ended September 30, 2003 and 2002

Revenues.  Revenues for the three and nine months ended September 30, 2003 and 2002 were as follows, in thousands:

	Three Months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Revenues:
Product	$14,528	$3,498	$26,300	$62,727
Service	7,723	5,660	20,526	18,714
Total revenues	$22,251	$9,158	$46,826	$81,441

Product revenues comprise sales of our voice infrastructure products, including our GSX9000™ Open Services Switch, Insignus™ Softswitch, Sonus Insight™ Management System and related product offerings. Product revenues increased 315% for the three months ended September 30, 2003 and decreased 58% for the nine months ended September 30, 2003, compared to the same periods in fiscal 2002. The increase in product revenues for the three months ended September 30, 2003 was primarily a result of improved market conditions for the sale of voice infrastructure products to telecommunications service providers. The decrease in product revenue for the nine months ended September 30, 2003 was primarily due to the recognition of $27.5 million from one customer in the second quarter of 2002 upon completion of the delivery of a specified software upgrade for product shipped in 2001. In addition, during the first two quarters of 2003, there was lower demand caused by significant declines in capital spending by telecommunications service providers and financial difficulties, including in some cases bankruptcies, experienced by certain emerging service providers, including some of our customers.

Service revenues primarily comprise hardware and software maintenance, network design and other professional services. Service revenues for the three and nine months ended September 30, 2003 increased 36% and 10% from the same periods in fiscal 2002. The increases in service revenues were primarily due to an increase in maintenance revenue as a result of the growing installed customer base and the completion of significant professional services and installation projects.

For the three months ended September 30, 2003 and 2002, two customers each contributed 10% or more of our revenues, representing an aggregate of 42% and 53% of total revenues. For the nine months ended September 30, 2003 and 2002, three customers and one customer each contributed 10% or more of our revenues, representing an aggregate of 49% and 47% of total revenues. The following customers contributed 10% or more of our revenues in the three and nine months ended September 30, 2003 and 2002:

	Three months ended September 30,			Nine months ended September 30,
Customer:	2003	2002		2003	2002
	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Verizon Global Networks	28%	*	%	21%	*	%
Global Crossing	14	*		18	*
Qwest Communications	*	36		*	47
T-Nova Deutsche Telekom	*	17		*	*
Nissho Electronics Corporation	*	*		10	*

*                                         Represents less than 10% of revenues.

International revenues, primarily to Asia and Europe, were 37% and 32% of revenues for the three months ended September 30, 2003 and 2002.  International revenues, primarily to Asia and Europe, were 33% and 18% of revenues for the nine months ended September 30, 2003 and 2002.

Cost of Revenues/Gross Profit.  Cost of revenues consists primarily of amounts paid to third-party manufacturers for purchased materials and services, manufacturing and professional services personnel and related costs and inventory obsolescence. In addition, product cost of revenues for the three and nine months ended September 30, 2002 includes an accrued amount for patent infringement claims. Cost of revenues and gross profit as a percentage of revenues for the three and nine months ended September 30, 2003 and 2002 were as follows, in thousands except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Cost of revenues:
Product	$5,382	$5,034	$10,816	$28,610
Service	3,874	2,885	9,798	8,892
Write-off of inventory and purchase commitments	—	—	—	6,865
Total cost of revenues	$9,256	$7,919	$20,614	$44,367

Gross profit (% of respective revenues):
Product	63%	(44)%	59%	54%
Service	50	49	52	52
Total gross profit	58	14	56	46	(1)

(1) Includes the impact of the write-off of inventory and purchase commitments.

The increase in product gross profit as a percentage of product revenues for the three months ended September 30, 2003 compared to the same period in fiscal 2002 was primarily due to $1.5 million of costs during the three months ended September 30, 2002 for patent infringement claims and as well as the reduction of previously reported product revenue for the VSOE of maintenance services for a particular customer transaction. In addition, a greater proportion of revenues were related to higher margin software for the three months ended September 30, 2003. The increase in product gross profit as a percentage of product revenues for the nine months ended September 30, 2003 compared to the same period in fiscal 2002, excluding the write-offs of inventory and purchase commitments, was primarily due to changes in product and customer mix, partially offset by a higher proportion of fixed costs resulting from the significant decline in revenue. Service gross profit as a percentage of revenues was consistent for both the three and nine months ended September 30, 2003 compared to the same periods in fiscal 2002. Our service cost of revenues is relatively fixed in advance of any particular quarter.

During the nine months ended September 30, 2002, we included in cost of revenues charges of $6.9 million, consisting of $4.5 million for the write-off of inventory determined to be excess and obsolete and $2.4 million for materials that were expected to be purchased from third-party contract manufacturers and suppliers under purchase commitments, but which were in excess of required quantities. Remaining cash expenditures of $0.1 million at September 30, 2003 for purchase commitments are included on the balance sheet as accrued restructuring expenses.

Research and Development Expenses.  Research and development expenses consist primarily of salaries and related personnel costs and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $8.0 million for the three months ended September 30, 2003, a decrease of $1.2 million, or 13%, from $9.2 million for the same period in fiscal 2002. Research and development expenses were $24.2 million for the nine months ended September 30, 2003, a decrease of $11.1 million, or 31%, from $35.3 million for the same period in fiscal 2002. These decreases primarily reflect a reduction in salaries and related expenses attributable to restructuring actions, reductions in consulting fees, prototype costs and depreciation expense. The decrease for the three months ended September 30, 2003 as compared to the same period in fiscal 2002 was partially offset by the reinstatement in April 2003 of a temporary salary reduction originally implemented in April 2002.  Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses.

Sales and Marketing Expenses.  Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluations and other marketing and sales support expenses.  Sales and marketing expenses were $7.7 million for the three months ended September 30, 2003, an increase of $3.2 million, or 73%, from $4.5 million for the same period in fiscal 2002. Sales and marketing expenses were $16.2 million for the nine months ended September 30, 2003, a decrease of $5.1 million, or 24%, from $21.3 million for the same period in fiscal 2002. The increase for the three months ended September 30, 2003 as compared to the same period in fiscal 2002 was primarily due to an increase in salary levels resulting from the reinstatement in April 2003 of a temporary salary reduction originally implemented in April 2002 and increased commissions due to higher sales, partially off set by reductions in customer evaluation expense. The decrease for the nine months ended September 30, 2003 compared to the same period in 2002 primarily reflects a reduction in salaries and related expenses attributable to restructuring actions and, to a lesser extent, a decrease in commissions due to decreased revenues and a reduction in costs for customer evaluations, travel entertainment and trade shows.

General and Administrative Expenses.  General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses were $842,000 for the three months ended September 30, 2003, a decrease of $2.1 million, or 71%, from $2.9 million for the same period in fiscal 2002. General and administrative expenses were $4.1 million for the nine months ended September 30, 2003, a decrease of $2.6 million, or 38%, from $6.7 million for the same period in fiscal 2002. These decreases primarily reflect reductions in salaries and related expenses attributed to restructuring actions and, to a lesser extent, a reduction in professional fees and depreciation expenses. The decrease for the three months ended September 30, 2003 as compared to the same period in fiscal 2002 was partially offset by the reinstatement in April 2003 of a temporary salary reduction originally implemented in April 2002.

Stock-based Compensation Expenses.  Stock-based compensation expenses include the amortization of stock compensation charges resulting from the granting of stock options, including the telecom technologies, inc. (TTI) stock options assumed by us, stock awards to TTI employees under the 2000 Retention Plan and the sales of restricted common stock.  Stock-based compensation expenses were $1.0 million for the three months ended September 30, 2003, a decrease of $1.2 million, or 53%, from $2.2 million for the same period in fiscal 2002. Stock-based compensation expenses were $2.6 million for the nine months ended September 30, 2003, a decrease of $11.3 million, or 81%, from 13.9 million for the same period in fiscal 2002. These decreases are primarily due to lowered deferred compensation balances resulting from write-offs made in connection with employee terminations and accelerated recognition of deferred compensation expense pursuant to FIN 28.

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

Amortization and Write-off of Purchased Intangible Assets.  In fiscal 2001, we acquired certain intellectual property, in-process research and development and intangible assets in connection with our acquisitions of TTI and Linguateq.  Amortization of purchased intangible assets was $602,000 for the three months ended September 30, 2003, a decrease of $571,000, or 49%, from $1.2 million for the same period in fiscal 2002. Amortization of purchased intangible assets was $1.8 million for the nine months ended September 30, 2003, a decrease of $1.8 million, or 49%, from $3.6 million for the same period in fiscal 2002. In the third quarter of fiscal 2002, in accordance with SFAS No. 142, in response to unfavorable business conditions, we re-evaluated the fair value of our goodwill and as a result recorded a non-cash impairment charge of $10.9 million for the write-off of goodwill established in connection with the acquisitions of TTI and Linguateq. The decreases of amortization of purchased intangible assets were due to the write-off of certain purchased intangibles in fiscal 2002.

Restructuring Charges, net.  Commencing in the third quarter of fiscal 2001 and extending through fiscal 2002, in response to unfavorable business conditions primarily caused by significant declines in capital spending by telecommunications service providers, we implemented restructuring plans designed to reduce expenses and align our cost structure with our revised business outlook. The restructuring plans included worldwide workforce reductions, consolidation of excess facilities and the write-off of excess inventory and purchase commitments.  We reduced our worldwide workforce for which we recorded charges of $1.5 million and $4.3 million for the three and nine months ended September 30, 2002. As of September 30, 2003, all cash expenditures had been made related to this reduction. In the three and nine months ended September 30, 2002, we recorded a restructuring benefit of $500,000 and a net restructuring charge of $2.4 million for the additional consolidation of excess facilities, which were included on the balance sheet in accrued restructuring expenses and long-term liabilities.

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

Income Taxes.  Provision for income taxes recorded was $33,000 for the three months ended September 30, 2003, compared to $22,000 for same period in fiscal 2002. For the nine months ended September 30, 2003, provision for income taxes,recorded was $98,000, compared to $65,000 for same period in fiscal 2002.  The income tax provision in all periods is attributable primarily to foreign income taxes and state minimum income taxes in the U.S.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

At September 30, 2003, our principal sources of liquidity were our cash, cash equivalents and marketable securities that totaled $300.9 million. In September 2003, we completed a public offering of 17,000,000 shares of our common stock at a price of $7.75 per share resulting in net proceeds of $126.1 million after deducting offering costs of $5.7 million.  In April 2003, we completed a public offering of 20,000,000 shares of our common stock at a price of $3.05 per share resulting in net proceeds of $56.7 million after deducting offering expenses of $4.3 million.

Our operating activities provided net cash of $93,000 for the nine months ended September 30, 2003, as compared to net cash used of $35.6 million for the same period in fiscal 2002. The increase primarily reflects a reduction in the net loss, an increase in deferred revenue as a result of customer payments received prior to meeting revenue recognition criteria, and increases in accounts payable and accrued expenses, partially offset by increases in receivables, inventory and other current assets and a decrease in non-cash items.

Net cash provided by investing activities was $12.1 million for the nine months ended September 30, 2003 primarily reflects net maturities of marketable securities of $15.0 million, partially offset by purchases of property and equipment of $3.0 million, as compared to $10.7 million for the same period in fiscal 2002 which primarily reflects net maturities of marketable securities of $13.6 million, partially offset by purchases of property and equipment of $2.8 million.

Net cash provided by financing activities was $185.6 million for the nine months ended September 30, 2003, as compared to $5.5 million for the same period in fiscal 2002. The net cash provided by financing activities for the nine months ended September 30, 2003 primarily resulted from the public offerings of common stock completed in April and September 2003. The net cash provided by financing activities for the nine months ended September 30, 2002 primarily resulted from the sale of common stock in connection with our employee stock purchase plan and additions to long-term liabilities, net of payments on our long-term liabilities.

As of September 30, 2003 we had a $10.0 million equipment line of credit and a $20.0 million working capital line of credit with a bank available through March 23, 2004. The lines of credit were collateralized by all of our assets, except intellectual property, and bore interest at the bank’s prime rate. We were required to comply with various financial and restrictive covenants. As of September 30, 2003, we had $2.0 million outstanding under the equipment line of credit and were in compliance with all bank covenants.

The following summarizes our future contractual cash obligations as of September 30, 2003, in thousands:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Long-term debt obligations	$13,526	$1,641	$11,885	$—	$—
Capital lease obligations	302	240	62	—	—
Operating lease obligations	6,060	3,367	1,999	640	54
Total	$19,888	$5,248	$13,946	$640	$54

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

In November 2002, the FASB issued FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The FIN 45 disclosure requirements are included in Note 5 to our condensed consolidated unaudited financial statements. The adoption of FIN 45 did not have a material impact on our financial position or results of operations.

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

Item 4: Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2003. Due to the material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) referred to below, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2003.

An initial evaluation of our disclosure controls and procedures was performed shortly following the quarter ended September 30, 2003 by our management at that time.  Subsequently, in connection with the restatement of our consolidated financial statements for the years ended December 31, 2002 and 2001 and the nine months ended September 30, 2003, we discovered material weaknesses applicable to the period covered by this periodic report.  The material weaknesses in our internal control over financial reporting are described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.

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

While there have been significant changes in our internal control over financial reporting subsequent to September 30, 2003, as described in the above referenced periodic reports, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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