Form 10-Q
period 2005-06-30
SONUS NETWORKS INC
filed 2005-08-08
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of July 31, 2005, there were 248,697,061 shares of $0.001 par value per share, common stock outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2005
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

SONUS NETWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$120,291	$121,931
Marketable securities	183,703	170,145
Accounts receivable, net	62,062	32,486
Inventory, net	30,546	28,346
Other current assets	12,020	10,891
Total current assets	408,622	363,799
Property and equipment, net	12,650	8,217
Long-term investments	7,411	21,029
Other assets	822	783
	$429,505	$393,828
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,982	$8,654
Accrued expenses	17,314	18,240
Accrued restructuring expenses	191	186
Current portion of deferred revenue	87,433	65,105
Convertible subordinated note	10,000	—
Current portion of long-term liabilities	44	30
Total current liabilities	126,964	92,215
Long-term deferred revenue, less current portion	27,428	25,960
Long-term liabilities, less current portion	600	613
Convertible subordinated note	—	10,000
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 250,699,142 and 249,755,118 shares issued and 248,402,232 and 247,458,208 shares outstanding at June 30, 2005 and December 31, 2004	251	250
Capital in excess of par value	1,052,564	1,049,142
Accumulated deficit	(778,035)	(784,085)
Treasury stock, at cost; 2,296,910 common shares at June 30, 2005 and December 31, 2004	(267)	(267)
Total stockholders’ equity	274,513	265,040
	$429,505	$393,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Product	$41,339	$30,587	$63,797	$56,832
Service	16,754	11,774	27,906	22,061
Total revenues	58,093	42,361	91,703	78,893
Cost of revenues (1):
Product	15,404	9,714	22,247	17,855
Service	5,651	4,227	10,920	8,486
Total cost of revenues	21,055	13,941	33,167	26,341
Gross profit	37,038	28,420	58,536	52,552
Operating expenses:
Research and development (1)	11,098	8,923	22,115	17,851
Sales and marketing (1)	11,504	8,635	20,531	15,495
General and administrative (1)	6,477	5,745	13,277	10,572
Stock-based compensation	4	136	4	515
Amortization of purchased intangible assets	—	600	—	1,200
Total operating expenses	29,083	24,039	55,927	45,633
Income from operations	7,955	4,381	2,609	6,919
Interest expense	(121)	(121)	(249)	(243)
Interest income	2,222	891	4,097	1,656
Income before income taxes	10,056	5,151	6,457	8,332
Provision for income taxes	311	217	407	384
Net income	$9,745	$4,934	$6,050	$7,948
Net income per share:
Basic	$0.04	$0.02	$0.02	$0.03
Diluted	$0.04	$0.02	$0.02	$0.03
Shares used in computing net income per share:
Basic	248,249	245,390	248,064	244,906
Diluted	250,651	250,127	252,709	253,480

(1)          Excludes non-cash, stock-based compensation expense as follows:

Cost of revenues	$—	$6	$—	$10
Research and development	—	52	—	162
Sales and marketing	4	52	4	263
General and administrative	—	26	—	80
	$4	$136	$4	$515

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$6,050	$7,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,102	2,903
Tax benefit from stock options exercised	225	—
Stock-based compensation	4	515
Amortization of purchased intangible assets	—	1,200
Changes in current assets and liabilities:
Accounts receivable	(29,576)	(8,156)
Inventory	(2,200)	(6,462)
Other current assets	(1,129)	(7,624)
Accounts payable	3,328	5,378
Accrued expenses	(1,016)	(578)
Deferred revenue	23,796	6,006
Net cash provided by operating activities	2,584	1,130
Cash flows from investing activities:
Purchases of property and equipment	(7,373)	(4,293)
Maturities of marketable securities	122,746	31,285
Purchases of marketable securities	(122,686)	(37,015)
Other assets	(39)	328
Net cash used in investing activities	(7,352)	(9,695)
Cash flows from financing activities:
Sale of common stock in connection with employee stock purchase plan	2,313	796
Proceeds from exercise of stock options	881	400
Payments of long-term liabilities	(66)	(111)
Net cash provided by financing activities	3,128	1,085
Net decrease in cash and cash equivalents	(1,640)	(7,480)
Cash and cash equivalents, beginning of period	121,931	133,715
Cash and cash equivalents, end of period	$120,291	$126,235
Supplemental disclosure of cash flow information:
Cash paid for interest	$241	$243
Cash paid for taxes	$619	$213

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

(a) Basis of Presentation and Principles of Consolidation

The accompanying unaudited consolidated financial statements have been prepared by Sonus and reflect all adjustments, consisting only of normal recurring adjustments that in the opinion of management are necessary for a fair presentation of the results and financial position for the interim periods. The unaudited consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC), and omit or condense certain information and footnote disclosures pursuant to existing SEC rules and regulations. Results for the interim periods are not necessarily indicative of results to be expected for any other interim period or for the entire fiscal year. These statements should be read in conjunction with the consolidated financial statements and related notes included in Sonus’ Annual Report on Form 10-K for the year ended December 31, 2004.

The accompanying consolidated financial statements include the accounts of Sonus and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

Certain reclassifications have been made to the consolidated financial statements for the year ended December 31, 2004 in order to conform to the June 30, 2005 presentation.

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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(2) Summary of Significant Accounting Policies (Continued)

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

(d) Concentrations of Credit and Off-Balance Sheet Risk, Significant Customers and Limited Suppliers

The financial instruments that potentially subject Sonus to concentrations of credit risk are cash, cash equivalents, marketable securities, accounts receivables and long-term investments. Sonus has no off-balance sheet concentrations such as foreign exchange contracts, options contracts or other foreign hedging arrangements as of June 30, 2005. Subsequent to June 30, 2005, Sonus entered into a foreign exchange contract to hedge against currency fluctuations related to a particular account receivable denominated in Japanese Yen. Sonus’ cash, cash equivalent and investment portfolio holdings are diversified among five financial institutions.

For the three months ended June 30, 2005 and 2004, one customer and three customers each contributed 10% or more of Sonus’ revenues, representing an aggregate of 41% and 48% of total revenues. For the six months ended June 30, 2005 and 2004, two and four customers each contributed 10% or more of Sonus’ revenues, representing an aggregate of 39% and 55% of total revenues. The following customers contributed 10% or more of Sonus’ revenues in the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Customer:
Cingular Wireless **	41%	24%	27%	14%
Global Crossing	*	*	12	*
Verizon Global Networks	*	*	*	15
Softbank Broadband	*	*	*	14
Qwest Communications	*	14	*	12
Volo Communications	*	10	*	*

*                    Represents less than 10% of revenues.

**             Includes revenues from AT&T Wireless, which was acquired by Cingular Wireless effective October 26, 2004.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(2) Summary of Significant Accounting Policies (Continued)

As of June 30, 2005 and December 31, 2004, three and two customers each accounted for 10% or more of Sonus’ accounts receivable balance, representing an aggregate of 74% and 53% of total accounts receivable. Sonus performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Sonus maintains allowances for potential credit losses and such losses have been within management’s expectations.

International revenues, primarily attributable to Japan and Europe, were 19% and 13% of total revenues for the three months ended June 30, 2005 and 2004, and were 19% and 20% of total revenues for the six months ended June 30, 2005 and 2004.

Certain components and software licenses from third parties used in Sonus’ products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus’ delivery of products and thereby materially adversely affect Sonus’ revenues and operating results.

(e) Accounts Receivable

Accounts receivable consist of the following, in thousands

	June 30, 2005	December 31, 2004
Earned accounts receivable	$25,015	$9,088
Unearned accounts receivable	37,482	23,807
Accounts receivable, gross	62,497	32,895
Allowance for doubtful accounts	(435)	(409)
Accounts receivable, net	$62,062	$32,486

Unearned accounts receivable represent products shipped to customers where Sonus has a contractual right to bill the customer and collectibility is probable under ordinary collection terms prior to satisfying Sonus’ revenue recognition criteria. The allowance for doubtful accounts is based on Sonus’ detailed assessment of the collectibility of specific customer accounts.

(f) Inventory

Inventory consists of the following, in thousands:

	June 30, 2005	December 31, 2004
On-hand final assemblies and finished goods inventory	$12,238	$18,725
Unearned inventory	21,494	14,054
Evaluation inventory	4,590	6,107
Inventory, gross	38,322	38,886
Excess, obsolete and evaluation reserve	(7,776)	(10,540)
Inventory, net	$30,546	$28,346

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(2) Summary of Significant Accounting Policies (Continued)

Unearned inventory represents deferred cost of revenues for product shipments prior to satisfaction of Sonus’ revenue recognition criteria.

Sonus values inventory at the lower of cost or net realizable value and provides inventory reserves based on excess and obsolete inventory determined primarily by future demand forecasts and records adjustments to such reserves through charges to cost of revenues. Sonus also records a full inventory reserve for evaluation equipment at the time of shipment to customers as a charge to sales and marketing expense as Sonus’ experience with this type of inventory indicates it is probable that the value of the inventory will not be realizable. If these evaluation shipments should convert to revenue, Sonus records a benefit to sales and marketing expense and records the full cost of revenues in the period of revenue recognition.

(g) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of the related assets, which ranges from two to five years. Leasehold improvements are amortized over the lesser of the life of the lease or five years. When an item is sold or retired, the cost and related accumulated depreciation is relieved, and the resulting gain or loss, if any, is recognized in the statement of operations.

(h) Deferred Revenue

Deferred revenue consists of the following, in thousands:

	June 30, 2005	December 31, 2004
Maintenance and support contracts	$56,953	$44,859
Customer deposits	20,426	22,399
Unearned revenue	37,482	23,807
Total deferred revenue	114,861	91,065
Less current portion	(87,433)	(65,105)
	$27,428	$25,960

Maintenance and support contracts are recognized ratably over the life of the service contract. Customer deposits represent payments received in advance of revenue recognition. Unearned revenue represents billings for which payment has not been received and revenue recognition criteria have not been met. As of June 30, 2005 and December 31, 2004, deferred revenue and accounts receivable excluded $4.4 million and $6.5 million related to products shipped and billed to customers which are collectible under extended payment terms or for which revenue is recognized as cash is collected. Such amounts will be recorded pursuant to Sonus’ revenue recognition policy.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(2) Summary of Significant Accounting Policies (Continued)

(i) Revenue Recognition

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

Sonus sells the majority of its products directly to end-users. For products sold through resellers and distributors, Sonus follows the guidance provided in Statement of Financial Accounting Standards (SFAS) No. 48, Revenue Recognition When Right of Return Exists, and Staff Accounting Bulletin 104, Revenue Recognition. Sonus typically recognizes revenue on a sell-through

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(2) Summary of Significant Accounting Policies (Continued)

method utilizing information provided to Sonus from its resellers and distributors. To date, no revenues have been recognized on a sell-in method due to the limited history of shipments to resellers and distributors.

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

(j) Software Development Costs

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

(k) Stock-based Compensation

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

Sonus has computed the pro forma disclosures required under SFAS No. 123 for stock options granted to employees and shares purchased under the 2000 Employee Stock Purchase Plan (ESPP) using the Black-Scholes option-pricing model. In valuing the stock options granted, Sonus used an assumed risk-free interest rate of 3.9% and 3.0% for the three and six months ended June 30, 2005 and 2004; volatility of 118% and 128% for the three months ended June 30, 2005 and 2004 and 118% to 122% and

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(2) Summary of Significant Accounting Policies (Continued)

128% for the six months ended June 30, 2005 and 2004; and an expected life of four years for both the three and six months ended June 30, 2005 and four to five years for both the three and six months ended June 30, 2004, with the assumption that dividends will not be paid. In valuing the ESPP, Sonus used an assumed risk-free interest rate of 1.6% to 3.0% for the three and months ended June 30, 2005, 1.3% to 3.0% for the six months ended June 30, 2005 and 1.0% to 3.0% for the three and six months ended June 30, 2004; volatility of 57% to 150% for the three months ended June 30, 2005, 57% to 154% for the six months ended June 30, 2005, 26% to 164% for the three and six months ended June 30, 2004; and an expected life ranging from six months to two years, with the assumption that dividends will not be paid. The pro forma information is as follows, in thousands except per share data:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income (loss)—
As reported	$9,745	$4,934	$6,050	$7,948
Plus: Employee stock-based compensation expense included in net income (loss) under intrinsic value method related to options	4	123	4	465
Less: Employee stock-based compensation under fair value method	(7,924)	(11,363)	(18,316)	(23,033)
Pro forma	$1,825	$(6,306)	$(12,262)	$(14,620)
Basic and diluted net income (loss) per share—
As reported	$0.04	$0.02	$0.02	$0.03
Pro forma	$0.01	$(0.03)	$(0.05)	$(0.06)

(l) Comprehensive Net Income

Sonus applies SFAS No. 130, Reporting Comprehensive Income. The comprehensive net income for the three and six months ended June 30, 2005 and 2004 does not differ from the reported net income.

(m) Fair Value of Financial Instruments

The carrying amounts of Sonus’ financial instruments, which include cash equivalents, marketable securities, long-term investments, accounts payable, long-term liabilities and the convertible subordinated note, approximate their fair value.

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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(2) Summary of Significant Accounting Policies (Continued)

performance. To date, the chief operating decision maker has made such decisions and assessed performance at the company level.

(o) Net Income Per Share

Basic net income per share is computed by dividing the net income for the period by the weighted average number of shares of unrestricted common stock outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of unrestricted common stock and dilutive potential common shares outstanding based on the average market price of Sonus’ common stock (under the treasury stock method). Dilutive potential common shares consist of restricted common stock and common stock issuable upon the exercise of stock options and conversion of a convertible subordinated note.

The following table sets forth the computation of shares used in calculating the basic and diluted net income per share, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	248,249	245,759	248,064	245,610
Less weighted average restricted common shares outstanding	—	369	—	704
Shares used in basic per share calculation	248,249	245,390	248,064	244,906
Add effect of dilutive potential common shares	2,402	4,737	4,645	8,574
Shares used in diluted per share calculation	250,651	250,127	252,709	253,480

Excluded from the shares used in the calculations above are options to purchase shares of common stock and shares of common stock issuable upon conversion of a convertible subordinated note representing an aggregate of 21,861,572 and 4,092,197 for the three months ended June 30, 2005 and 2004, and 10,686,499 and 3,432,090 for six months ended June 30, 2005 and 2004 as their effects would have been anti-dilutive.

(p) Warranty Reserve

Sonus’ products are covered by a standard warranty of 90 days for software and one year for hardware or a warranty of longer periods under certain customer contracts. In addition, certain customer contracts include warranty-type provisions for epidemic or similar product failures, generally for the contractual period or the life of the product in accordance with published telecommunications standards. Sonus accrues for warranty obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. Sonus has not incurred significant costs related to such obligations. Sonus’ customers typically purchase maintenance and support contracts, which encompass its warranty obligations. Sonus’ estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(2) Summary of Significant Accounting Policies (Continued)

In addition, certain of Sonus’ customer contracts include provisions under which Sonus may be obligated to pay penalties generally for the contractual period or for the life of the product if Sonus’ products fail or do not perform in accordance with specifications. Sonus accrues for such contingent obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. Sonus has not incurred significant costs related to such provisions. Sonus periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Increases in product failure rates, material usage or service delivery costs may result in increases to Sonus’ warranty reserve and its gross profit could be adversely affected. As of June 30, 2005 and December 31, 2004 Sonus had no warranty reserve recorded.

(q) Recent Accounting Pronouncements

In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was passed. The AJCA provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109-1 treats the deduction as a “special deduction” as described in SFAS No. 109. This special deduction has no effect on deferred tax assets and liabilities existing at the enactment date and the effect of this deduction will be reported in the same period in which the deduction is claimed by Sonus in its tax return. The AJCA also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. This deduction is subject to a number of limitations. Sonus does not believe that the AJCA will have a material impact on its financial condition, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. SFAS 151 amends the guidance in ARB No 43, Chapter 4, “Inventory Pricing” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. Sonus is evaluating the provisions of SFAS 151 and presently do not believe that its adoption will have a material impact on its financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123(R) was due to be adopted in fiscal periods beginning after June 15, 2005. In April 2005, the SEC delayed the adoption of SFAS 123(R) to fiscal years beginning after

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(2) Summary of Significant Accounting Policies (Continued)

June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. Sonus is required to adopt SFAS 123(R) on January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. Sonus has not yet determined which method to use in adopting SFAS 123(R). As permitted by SFAS 123, Sonus currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Sonus is evaluating SFAS 123(R) and has not yet determined the amount of stock option expense that will be incurred in future periods as a result of the adoption of SFAS 123(R). The adoption of SFAS 123(R) will have no impact on Sonus’ net cash flows or overall financial condition.

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

2002 Restructuring Accrual

The following table summarizes the activity during the six months ended June 30, 2005 relating to Sonus’ accrual for fiscal 2002 restructuring actions, in thousands:

	December 31, 2004 Accrual Balance	Cash Payments	June 30, 2005 Accrual Balance	Current Portion	Long-term Portion
Consolidation of facilities	$799	$(91)	$708	$191	$517

The remaining cash expenditures relating to the consolidation of excess facilities are expected to be paid through 2008.

(4) Convertible Subordinated Note

In May 2001, Sonus completed a private placement of an aggregate principal amount of $10,000,000 of a 4.75% convertible subordinated note, due May 1, 2006, with a customer. Interest payments are due semi-annually on May 1 and November 1 of each year through May 2006. The note may be converted by

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(4) Convertible Subordinated Note (Continued)

the holder into shares of Sonus’ common stock at any time before its maturity or prior to its redemption or repurchase by Sonus. The conversion rate is 33.314 shares per each $1,000 principal amount of the note, subject to adjustment in certain circumstances. Sonus has the option to redeem all or a portion of the note at 100% of the principal amount. Also, at any time if the market price of Sonus’ common stock exceeds $60.04 per share for twenty trading days in any thirty trading-day period, Sonus may redeem this note through the issuance of shares of common stock or for cash. In the event of a change of control in Sonus, the holder at its option may require Sonus to redeem the note through the issuance of common stock or cash. Interest expense related to Sonus’ convertible subordinated note was $119,000 for the three months ended June 30, 2005 and 2004, and $238,000 for the six months ended June 30, 2005 and 2004.

(5) Contingencies

In November 2001, a purchaser of Sonus’ common stock filed a complaint in the United States District Court for the Southern District of New York against Sonus, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with Sonus’ initial public offering (IPO) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased Sonus’ common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that Sonus’ registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against Sonus are asserted under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against Sonus, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, Sonus, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against many of the individual defendants, including those Sonus officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including Sonus, but denied the remainder of the motion as to the defendants. In June 2003, a special committee of Sonus’ Board of Directors authorized Sonus to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. On February 15, 2005, the court preliminarily approved the terms of the proposed settlement contingent on modifications to the proposed settlement. The settlement is subject to final approval by the court. No hearing date has been scheduled for final approval. It remains uncertain when the settlement will become final. Sonus does not expect that the settlement would have a material impact on its business or financial results.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(5) Contingencies (Continued)

Beginning in July 2002, several purchasers of Sonus’ common stock filed complaints in the United States District Court for the District of Massachusetts against Sonus, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (Class Action Complaints). The purchasers seek to represent a class of persons who purchased Sonus’ common stock between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that Sonus made false and misleading statements about its products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, Sonus filed a motion to dismiss the Consolidated Amended Complaint on various grounds. On May 11, 2004, the court held oral argument on the motion, at the conclusion of which the court denied Sonus’ motion to dismiss. The plaintiffs filed a motion for class certification on July 30, 2004, and Sonus filed its opposition on September 10, 2004, to which the plaintiffs replied on September 30, 2004. On February 16, 2005, the court certified the class and appointed a class representative. On March 9, 2005, the court appointed the law firm of Moulton & Gans as lead counsel. After the court requested additional briefing on the adequacy of the class representative, the class representative withdrew. Lead counsel filed a motion to substitute a new plaintiff as the class representative. On May 19, 2005, the court held a hearing on the motion and took the matter under advisement. Sonus believes the claims in the Consolidated Amended Complaint are without merit and that it has substantial legal and factual defenses, which it intends to pursue vigorously. There is no assurance Sonus will prevail in defending these actions.

Beginning in February 2004, a number of purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts against Sonus and certain of its current officers and directors. On June 28, 2004, the court consolidated the claims. On December 1, 2004, the lead plaintiff filed a consolidated amended complaint. The complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a), and 15 of the Securities Act of 1933, relating to Sonus’ restatement of its financial results for 2001, 2002, and the first three quarters of 2003. Specifically, the complaint alleges that Sonus issued a series of false or misleading statements to the market concerning Sonus’ revenues, earnings and financial condition. Plaintiffs contend that such statements caused Sonus’ stock price to be artificially inflated. The complaint seeks unspecified damages on behalf of a purported class of purchasers of Sonus’ common stock during the period from March 28, 2002, through March 26, 2004. On January 28, 2005, Sonus filed a motion to dismiss the Section 10(b) and 12(a) claims and joined the motion to dismiss the Section 11 claim filed by the individual defendants. On June 1, 2005, the court held a hearing on the motion and allowed the plaintiff to file an amended complaint. In August 2005, the plaintiff filed an amended complaint. Sonus intends to file a motion to dismiss the amended complaint. Sonus believes that it has substantial legal and factual defenses to the claims, which it intends to pursue vigorously. There is no assurance Sonus will prevail in defending these actions.

In February 2004, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against Sonus and certain of its officers and directors, naming Sonus as a nominal defendant. Also in February 2004, two purported shareholder derivative lawsuits were filed in the business litigation session of the superior court of Suffolk County of Massachusetts against Sonus and certain of its directors and officers, also naming Sonus as a nominal

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(5) Contingencies (Continued)

defendant. The suits claim that certain of Sonus’ officers and directors breached their fiduciary duties to Sonus’ stockholders and to the company. The complaints are derivative in nature and do not seek relief from Sonus. However, Sonus has entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to Sonus’ obligations under the indemnification agreements or applicable Delaware law. On September 27, 2004, the state court granted Sonus’ motion to dismiss. On October 26, 2004, the plaintiffs filed a notice appealing the state court’s dismissal of the actions. On June 24, 2005, the plaintiffs withdrew the appeal and dismissed the case with prejudice. In the federal actions, on June 28, 2004, the court consolidated and stayed the three actions. On October 12, 2004, the lead plaintiff filed a consolidated amended complaint. On June 1, 2005, the court held a hearing on the motion and allowed the plaintiff to file an amended complaint. On July 1, 2005, the plaintiff filed an amended complaint. The defendants will renew their motions to dismiss, which must be filed by August 15, 2005. Sonus believes that it has substantial legal and factual defenses to the federal claims. There is no assurance Sonus will prevail in defending these actions.

In December 2004, a purchaser of Sonus’ common stock filed a complaint in the circuit court in Will County, Illinois, against the Company, one of its officers, and a former officer alleging misrepresentation and fraud in connection with the plaintiff’s purchase of Sonus stock. The Complaint seeks unspecified damages. Sonus filed a motion to dismiss the complaint. On May 5, 2005, the plaintiff filed an amended complaint. A hearing on Sonus’ motion to dismiss the amended complaint is scheduled for August 30, 2005. Sonus believes that it has substantial legal and factual defenses to these claims, which it intends to pursue vigorously. There is no assurance Sonus will prevail in defending this action.

In June 2004, Sonus received a formal order of private investigation from the SEC. On June 7, 2005, Sonus received a notice from the SEC terminating the investigation with a recommendation that no enforcement action be taken.

Sonus has been contacted by third parties, who claim that Sonus’ products infringe on certain intellectual property of the third party. Sonus evaluates these claims and accrues for royalties when the amounts are probable and reasonably estimable. While Sonus believes that the amounts accrued for estimated royalties are adequate, any subsequent change in Sonus’ estimates will be recorded at such time the change is probable and estimable.

(6) Stockholders’ Equity

(a) 1997 Stock Incentive Plan

On January 1 of each year, the aggregate number of shares of common stock available for issuance under the 1997 Stock Incentive Plan (Plan) shall increase by the lesser of (i) 5% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of June 30, 2005, 135,227,031 shares were authorized and 46,730,583 shares were available under the Plan for future issuance.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(6) Stockholders’ Equity (Continued)

(b) 2000 Employee Stock Purchase Plan

On January 1 of each year, the aggregate number of shares of common stock available for purchase under the ESPP shall increase by the lesser of (i) 2% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of June 30, 2005, 25,290,812 shares were authorized and 20,011,984 shares were available under the ESPP for future issuance.

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

Sonus recorded stock-based compensation of $4,000 for the three and six months ended June 30, 2005. Sonus recorded stock-based compensation of $136,000 and $515,000 for the three and six months ended June 30, 2004.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are subject to a number of risks and uncertainties. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and ourselves, and we do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the factors set forth in “Cautionary Statements” in the Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, both on file with the SEC.

Overview

We are a leading supplier of packet voice infrastructure solutions for wireline and wireless service providers. Our products are a new generation of carrier-class switching equipment and software that enable voice services to be delivered over packet-based networks.

In 2004 and continuing into 2005, there was increased interest and activity in the market for packet-based voice infrastructure products. While it remains uncertain as to the speed and extent of the adoption of carrier packet voice infrastructure products by large carriers, we believe that over time the market opportunity for packet voice solutions is substantial. This has shown in our order activity as in the fourth quarter of fiscal 2004 we achieved record orders and in the first six months of fiscal 2005 orders were at a ratio of slightly above revenue. For the three and six months ended June 30, 2005, revenues were $58.1 million and $91.7 million, compared to $42.4 million and $78.9 million for the three and six months ended June 30, 2004, and total deferred revenue increased to $114.9 million as of June 30, 2005 from $91.1 million as of December 31, 2004. This variability in our quarterly revenue and operating results was caused primarily by the impact of an increase in orders in the fourth quarter of 2004 and first quarter of 2005, the timing of revenue recognition, including network installations, product delays and customer acceptance, and the late renewal of several annual maintenance contracts.

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

Since our inception through December 31, 2003, we incurred significant losses. As of June 30, 2005, we had an accumulated deficit of $778.0 million. Although we achieved profitability in the second quarter of 2005 and in each quarter and on an annual basis in fiscal year 2004, we incurred a net loss for the quarter ended March 31, 2005 and may incur additional losses in future quarters and years. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses, many of which are fixed prior to the beginning of any particular fiscal period and, as a result, we will need to generate significant revenues to maintain profitability.

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

Maintenance and support services are recognized ratably over the life of the maintenance and support service period, which typically is one year when the services are sold separately and up to five years when the fees for the services are bundled with the product fees as part of a multiple element arrangement, following recognition of the related product revenue. Maintenance and support services include telephone support and unspecified rights to product upgrades and enhancements. Maintenance and support VSOE represents a consistent percentage of the sales prices charged to customers, and is dependent upon the size of the installed base of our product at the customer. The application of judgment could affect the continued determination of maintenance and support VSOE and our ability to recognize revenue using the residual method.

Installation service revenues are generally recognized at the time of the related product revenue recognition as installation is typically complete by such time. Professional services are typically recognized as the services are performed.

We sell the majority of our products directly to end-users. For products sold through resellers and distributors, we follow the guidance provided in SFAS No. 48, Revenue Recognition When Right of Return Exists, and SAB 104, Revenue Recognition. We typically recognize revenue on a sell-through method utilizing information provided to us from our resellers and distributors. To date, no revenues have been recognized on a sell-in method due to the limited history of shipments to resellers and distributors.

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

Warranty Reserve.   Our products are covered by a standard warranty of 90 days for software and one year for hardware or a warranty for longer periods under certain customer contracts. In addition, certain customer contracts include warranty-type provisions for epidemic or similar product failures, generally for the contractual period or the life of the product in accordance with published telecommunications standards. We accrue for warranty obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. We have not incurred significant costs related to such obligations. Our customers typically purchase maintenance and support contracts, which encompass our warranty obligations. Our estimates of anticipated rates of warranty claims and costs are primarily based on historical information and future forecasts.

In addition, certain of our customer contracts include provisions under which we may be obligated to pay penalties generally for the contractual period or for the life of the product if our products fail or do not perform in accordance with specifications. We accrue for such contingent obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. We have not incurred significant costs related to such provisions. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. Increases in product failure rates, material usage or service delivery costs may result in increases to our warranty reserve and our gross profit could be adversely affected. As of June 30, 2005 and December 31, 2004 we had no warranty reserve recorded.

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

Reserve for Litigation and Legal Fees.   We are subject to various legal claims, including securities litigation. We reserve for legal contingencies and legal fees when the amounts are probable and reasonably estimable. Our director and officer liability insurance policies provide only limited liability protection relating to the securities class action and derivative lawsuits against us and certain of our officers and directors. We intend to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly different than the amounts we have previously accrued.

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

As a result of net operating losses incurred in prior years in most jurisdictions in which we operate, a net operating loss in the first fiscal quarter of 2005, and uncertainty as to the extent, jurisdiction and timing of profitability in future periods, we have continued to record a full valuation allowance against deferred tax assets, which was approximately $85 million as of June 30, 2005. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the valuation reserve for the deferred tax asset would be made. A portion of the release of the valuation allowance will increase net income in the period such determination was made. In addition, approximately $26 million of the valuation allowance relates to tax benefits from stock option compensation. A substantial portion of the tax benefit of that item, when realized, will result in an increase in capital in excess of par value. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss in each jurisdiction, changes to the valuation allowance, statutory minimum tax rates or changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates including statutory minimum tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

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

Restructuring and Other Related Charges.   We established exit plans for each of the restructuring activities which took place in 2001 and 2002 and accounted for these plans in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). These exit plans required that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. The consolidation of facilities required us to make estimates, which included contractual rental commitments or lease buy-outs for office space being vacated and related costs and leasehold improvement write-downs, offset by estimated sub-lease income. We have remaining accrued exit costs of $708,000 as of June 30, 2005, which relate to remaining lease payments. SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. A liability is recognized when the severance amounts relate to prior services rendered, the payment of the amount is probable and the amount can be reasonably estimated.

Three and Six Months Ended June 30, 2005 and 2004

Revenues.   Revenues for the three and six months ended June 30, 2005 and 2004 were as follows, in thousands:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Product	$41,339	$30,587	$63,797	$56,832
Service	16,754	11,774	27,906	22,061
Total revenues	$58,093	$42,361	$91,703	$78,893

Product revenues comprise sales of our voice infrastructure products, including our GSX9000™ Open Services Switch, PSX, SGX, ASX, Sonus Insight™ Management System and related product offerings. Product revenues for the three and six months ended June 30, 2005 increased 35% and 12% from the comparable periods in fiscal 2004. These increases are primarily due to timing of revenue recognition, which in part is dependent upon completion of certain customer deployments and obligations as of the end of a fiscal quarter, and the impact of an increase in orders in the fourth quarter of 2004 and first quarter of 2005.

Service revenues primarily comprise hardware and software maintenance, network design, installation and other professional services. Service revenues for the three and six months ended June 30, 2005 increased 42% and 26% from the comparable periods in fiscal 2004. These increases were primarily a result of higher maintenance revenues due to our growing installed customer base and an increase in installation revenue, partially offset by lower resident engineering revenue. Additionally, for the three months ended June 30, 2005, the increase included late renewals of several annual maintenance contracts that were due during the first fiscal quarter of 2005.

For the three months ended June 30, 2005 and 2004, one customer and three customers each contributed 10% or more of Sonus’ revenues, representing an aggregate of 41% and 48% of total revenues. For the six months ended June 30, 2005 and 2004, two and four customers each contributed 10% or more of Sonus’ revenues, representing an aggregate of 39% and 55% of total revenues. The following customers contributed 10% or more of Sonus’ revenues in the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Customer:
Cingular Wireless **	41%	24%	27%	14%
Global Crossing	*	*	12	*
Verizon Global Networks	*	*	*	15
Softbank Broadband	*	*	*	14
Qwest Communications	*	14	*	12
Volo Communications	*	10	*	*

*                    Represents less than 10% of revenues.

**             Includes revenues from AT&T Wireless, which was acquired by Cingular Wireless effective October 26, 2004.

International revenues, primarily attributable to Japan and Europe, were 19% and 13% of total revenues for the three months ended June 30, 2005 and 2004, and were 19% and 20% of total revenues for the six months ended June 30, 2005 and 2004.

Our deferred product revenue was $57.9 million and $46.2 million as of June 30, 2005 and December 31, 2004. Our deferred service revenue was $57.0 million and $44.9 million as of June 30, 2005 and December 31, 2004. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights, customer creditworthiness and maintenance revenue deferrals included in multiple element arrangements. As of June 30, 2005 and December 31, 2004, deferred revenue and accounts receivable excluded $4.4 million and $6.5 million related to products shipped and billed to customers which are collectible under extended payment terms or for which revenue is recognized as cash is collected. Such amounts will be recorded pursuant to our revenue recognition policy.

Cost of Revenues/Gross Profit.   Our cost of revenues consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and inventory obsolescence. Cost of revenues and gross profit as a percentage of revenues for the three and six months ended June 30, 2005 and 2004 were as follows (in thousands, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Cost of revenues:
Product	$15,404	$9,714	$22,247	$17,855
Service	5,651	4,227	10,920	8,486
Total cost of revenues	$21,055	$13,941	$33,167	$26,341
Gross profit (% of respective revenues):
Product	63%	68%	65%	69%
Service	66	64	61	62
Total gross profit	64%	67%	64%	67%

The decrease in product gross profit as a percentage of product revenues for the three and six months ended June 30, 2005 was primarily due to customer and product mix. Our product gross profit remained above our long-term financial model of 58-62%. We can provide no assurance that this favorable customer and product mix will continue and we expect that over time our gross margins will return to levels consistent with our long-term financial model. The increase in service gross profit as a percentage of service revenues for the three months ended June 30, 2005 was primarily due to an increase in our service revenues. The decrease in service gross profit as a percentage of service revenues for the six months ended June 30, 2005 was primarily due to increased investment in our service organization to support the expansion of our installed base, partially offset by an increase in service revenues. Our service cost of revenues is relatively fixed in advance of any particular quarter and, therefore, changes in service revenue will have a significant impact on service gross profit percentage.

Research and Development Expenses.   Research and development expenses consist primarily of salaries and related personnel costs and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $11.1 million for the three months ended June 30, 2005, an increase of $2.2 million, or 24%, from $8.9 million for the same period in fiscal 2004. Research and development expenses were $22.1 million for the six months ended June 30, 2005, an increase of $4.3 million, or 24%, from $17.9 million for the same period in fiscal 2004. These increases primarily reflect an increase in salary and related expenses associated with increased headcount and additional depreciation expenses associated with new capital expenditures. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success and we intend to continue to make substantial investments to enhance our products and technologies to meet the requirements of our customers and market. We believe that our research and development expenses for the third quarter of fiscal 2005 will increase from the second quarter of fiscal 2005 primarily as a result of increases in salary and related expenses associated with increased headcount, and depreciation expenses associated with new capital expenditures. The additional investments are directed primarily toward the growth of our access, wireless and international businesses as well as the start up and expansion of our research and development operations in India.

Sales and Marketing Expenses.   Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluations and other marketing and sales support expenses. Sales and marketing expenses were $11.5 million for the three months ended June 30, 2005, an increase of $2.9 million, or 33%, from $8.6 million for the same period in fiscal 2004. Sales and marketing expenses were $20.5 million for the six months ended June 30, 2005, an increase of $5.0 million, or 33%, from $15.5 million for the same period in fiscal 2004. These increases primarily reflect an increase in salaries and travel expenses associated with increased headcount related to the expansion of our access, wireless and international sales opportunities and an increase in commission expense resulting from higher revenues. We believe that our sales and marketing expenses for the third quarter of fiscal 2005 will increase from the second quarter of fiscal 2005 related to evaluation equipment expenses. The magnitude of the increase will be dependent upon our level of revenues in the third quarter as commission expenses fluctuate primarily based on revenue levels.

General and Administrative Expenses.   General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses were $6.5 million for the three months ended June 30, 2005, an increase of $732,000, or 13%, from $5.7 million for the same period in fiscal 2004. General and administrative expenses were $13.3 million for the six months ended June 30, 2005, an increase of $2.7 million, or 26%, from $10.6 million for the same period in fiscal 2004. These increases primarily reflect an increase in professional fees incurred to perform the assessment and audit of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and to begin remedying identified material weaknesses in our internal control environment, an increase in salary and related expenses associated with increased headcount as well as an increase in directors and officers insurance costs. We believe that our general and administrative expenses for the third quarter of fiscal 2005 will be consistent with the second quarter due to a reduction in director and officers insurance costs, offset by continued costs associated with improvements we are making in our internal control environment to address material weaknesses.

Stock-based Compensation Expenses.   Stock-based compensation expenses include the amortization of stock compensation charges resulting from the granting of stock options, including the telecom technologies, inc. (TTI) stock options assumed by us, stock awards to TTI employees under the 2000 Retention Plan, sales of restricted common stock and granting of stock options to non-employees. Stock-based compensation expenses were $4,000 for the three and six months ended June 30, 2005, compared to $136,000 and $515,000 for the three and six months ended June 30, 2004. The decreases are due to deferred stock-based compensation being fully amortized as of December 31, 2004, partially offset by a grant to a non-employee in the second quarter of 2005.

Amortization of Purchased Intangible Assets.   In fiscal 2001, we acquired certain intellectual property, in-process research and development and intangible assets in connection with our acquisitions of TTI and Linguateq, Inc. As of December 31, 2004, the purchased intangible assets were fully amortized, therefore there was no amortization expense for the three and six months ended June 30, 2005. Amortization of purchased intangible assets was $600,000 and $1.2 million for the three and six months ended June 30, 2004.

Interest Income, net.   Interest income consists of interest earned on our cash equivalent balances, marketable securities and long-term investments. Interest expense consists of interest incurred on a convertible subordinated note and capital lease arrangements. Interest income, net of interest expense, was $2.1 million for the three months ended June 30, 2005, an increase of $1.3 million from $770,000 for the same period in fiscal 2004. Interest income, net of interest expense, was $3.8 million for the six months ended June 30, 2005, an increase of $2.4 million from $1.4 million for the same period in fiscal 2004. These increases primarily reflect the benefit of an increase in the yield on our portfolio due to an increasing interest rate environment.

Income Taxes.   Provisions for income taxes were $311,000 and $217,000 for the three months ended June 30, 2005 and 2004 and $407,000 and $384,000 for the six months ended June 30, 2005 and 2004. The income tax provision in all periods is primarily attributable primarily to foreign income taxes and state income taxes in the U.S.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

At June 30, 2005, our principal sources of liquidity were our cash, cash equivalents, marketable securities and long-term investments that totaled $311.4 million.

Our cash generated from operating activities was $2.6 million for the six months ended June 30, 2005 as compared to $1.1 million for the same period in fiscal 2004. This increase was primarily due to an increase in deferred revenue and decreases in inventory and other current assets, partially offset by an increase in accounts receivable, a decrease in accounts payable and lower net income for the six months ended June 30, 2005 as compared to the prior year.

Net cash used in investing activities was $7.4 million for the six months ended June 30, 2005, as compared to $9.7 million for the same period in fiscal 2004. Net cash used in investing activities for the six months ended June 30, 2005 primarily reflects capital expenditures of $7.4 million. Net cash used in investing activities for the six months ended June 30, 2004 primarily reflects net purchases of marketable securities and long-term investments of $5.7 million and capital expenditures of $4.3 million. We expect to incur approximately $6-9 million in additional capital expenditures in the remaining two fiscal quarters of 2005.

Net cash provided by financing activities was $3.1 million for the six months ended June 30, 2005, as compared to $1.1 million for the same period in fiscal 2004. The net cash provided by financing activities for the six months ended March 31, 2005 and 2004 resulted from the sale of common stock in connection with our employee stock purchase plan and proceeds from the exercise of stock options, partially offset by payments on our long-term liabilities.

Based on our current expectations, we believe our current cash, cash equivalents, marketable securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. Although it is difficult to predict future liquidity requirements with certainty, the rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to improve our controls environment and for other general corporate activities, as well as to vigorously defend against existing and potential litigation.

Recent Accounting Pronouncements

In October 2004, the American Jobs Creation Act of 2004 (the “AJCA”) was passed. The AJCA provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The AJCA also provides for a two-year phase-out of the existing extra-territorial income exclusion for foreign sales that was viewed to be inconsistent with international trade protocols by the European Union. In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified

Production Activities Provided by the American Jobs Creation Act of 2004.” FSP 109-1 treats the deduction as a “special deduction” as described in SFAS No. 109. This special deduction has no effect on deferred tax assets and liabilities existing at the enactment date and the effect of this deduction will be reported in the same period in which the deduction is claimed in our tax return. The AJCA also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. This deduction is subject to a number of limitations. We do not believe that the AJCA will have a material impact on our financial condition, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. SFAS 151 amends the guidance in ARB No 43, Chapter 4, “Inventory Pricing” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. We are evaluating the provisions of SFAS 151 and presently do not believe that its adoption will have a material impact on our financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123(R) was due to be adopted in fiscal periods beginning after June 15, 2005. In April 2005, the SEC delayed the adoption of SFAS 123(R) to fiscal years beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We are required to adopt SFAS 123(R) on January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We have not yet determined which method to use in adopting SFAS 123(R). As permitted by SFAS 123, We currently account for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. We are evaluating SFAS 123(R) and have not yet determined the amount of stock option expense that will be incurred in future periods as a result of the adoption of SFAS 123(R). The adoption of SFAS 123(R) will have no impact on our net cash flows or overall financial condition.

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

Management has concluded that our disclosure controls and procedures and our internal control over financial reporting had material weaknesses as of June 30, 2005. We have taken certain actions to begin to address those material weaknesses. Our inability to remedy such material weaknesses promptly and effectively could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. These effects could in turn adversely affect the trading price of our common stock. Prior to the remediation of these material weaknesses, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reporting.

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

We face risks related to securities litigation that could have a material adverse effect on our business, financial condition and results of operations.

We have been named as a defendant in a number of securities class action and derivative lawsuits. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in some of these lawsuits. Defending against existing and potential litigation may require significant attention and resources of management. Regardless of the outcome, such litigation will result in significant legal expenses. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could have a material adverse effect on our business, results of operations and financial condition.

The limitations of our director and officer liability insurance may materially harm our business and financial condition.

Our director and officer liability insurance policies provide only limited liability protection relating to the securities class action and derivative lawsuits against us and certain of our officers and directors. If these policies do not adequately cover expenses and certain liabilities relating to these lawsuits, our results of operations and our financial condition could be materially harmed. The facts underlying the lawsuits have made director and officer liability insurance extremely expensive for us, and may make this insurance coverage unavailable for us in the future. Increased premiums could materially harm our financial results in future periods. The inability to obtain this coverage due to its unavailability or prohibitively expensive premiums would make it more difficult to retain and attract officers and directors and expose us to potentially self-funding any potential future liabilities ordinarily mitigated by director and officer liability insurance.

If we are not current in our SEC filings, we will face several adverse consequences.

If we are unable to remain current in our SEC filings, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans), or pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors.” In addition, our affiliates will not be able to sell our securities pursuant to Rule 144 under the Securities Act. Finally, we will not be eligible to use a “short form” registration statement on Form S-3 for a period of 12 months after the time we become current in our filings. These restrictions may impair our ability to raise funds in the public markets should we desire to do so, and to attract and retain key employees.

Our common stock may be delisted from the NASDAQ National Market and transferred to the National Quotation Service Bureau (“Pink Sheets”), which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

NASDAQ has notified us that we must timely file, without regard to any applicable 12b-25 extension period, all periodic reports with the SEC and NASDAQ for all reporting periods ending on or before September 30, 2005 due to our having been delisted in the third quarter of 2004. If we fail to keep current in our SEC filings, our common stock may be delisted from the NASDAQ National Market and subsequently would trade on the Pink Sheets. The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. In addition, the trading of our common stock on the Pink Sheets will materially adversely affect our access to the capital markets, and the limited liquidity and reduced price of our common stock could materially adversely affect our ability to raise capital through alternative financing sources on terms acceptable to us or at all. Stocks that trade on the Pink Sheets are no longer eligible for margin loans, and a company trading on the Pink Sheets cannot avail itself of federal preemption of state securities or “blue sky” laws, which adds substantial compliance costs to securities issuances, including pursuant to employee option plans, stock purchase plans and private or public offerings of securities. Our delisting from the NASDAQ National Market and transfer to the Pink Sheets may also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

Our business has been adversely affected by developments in the telecommunications industry and these developments may continue to affect our revenues and operating results.

From our inception through the year 2000, the telecommunications market experienced rapid growth spurred by a number of factors, including deregulation in the industry, entry of a large number of new emerging service providers, growth in data traffic and the availability of significant capital from the financial markets. Commencing in 2001 and continuing into 2005, the telecommunications industry experienced a reversal of some of these trends, marked by dramatic reductions in capital expenditures, financial difficulties, and, in some cases, bankruptcies experienced by service providers. These conditions caused a substantial, unexpected reduction in demand for telecommunications equipment, including our products.

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

To date, we have shipped our products to a limited number of customers. We expect that in the foreseeable future, the majority of our revenues will continue to depend on sales of our products to a limited number of customers. Two customers each contributed more than 10% of our revenues for the first six months of fiscal 2005, which represented an aggregate of 39% of total revenues. Two and four customers each contributed more than 10% of our revenues for fiscal 2004 and 2003, which represented an aggregate of 29% and 57% of total revenues. One customer contributed more than 10% of our revenues for fiscal 2002, which represented an aggregate of 42% of total revenues. Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by:

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

•       difficulties we may incur in meeting customers’ delivery requirements.

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

If we do not anticipate and meet specific customer requirements or if our products do not interoperate with our customers’ existing networks, we may not retain current customers or attract new customers.

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

Many of our customers will require that our products be designed to interface with their existing networks, each of which may have different specifications. Issues caused by an unanticipated lack of interoperability may result in significant warranty, support and repair costs, divert the attention of our engineering personnel from our hardware and software development efforts and cause significant customer relations problems. If our products do not interoperate with those of our customers’ networks, installations could be delayed or orders for our products could be cancelled, which would seriously harm our gross margins and result in loss of revenues or customers.

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

International revenues, primarily attributable to Japan and Europe, were approximately $17.3 million for the first six months of fiscal 2005, and $28.8 million for fiscal 2004 and we intend to expand our sales in international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues. We have limited experience marketing, distributing and supporting our products internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including:

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

We have incurred significant losses since inception and, as of June 30, 2005, had an accumulated deficit of $778.0 million. Although we achieved profitability in the second quarter of fiscal 2005 and in each quarter and on an annual basis in fiscal year 2004, we incurred a net loss in the first quarter of fiscal 2005 and may incur additional losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to return to or sustain profitability.

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

Competition in the telecommunications market is intense. This market has historically been dominated by large companies, such as Lucent Technologies, NEC, Nortel Networks, Siemens and Ericsson, all of which are our direct competitors. We also face competition from other large telecommunications and networking companies, including Cisco Systems, some of which have entered our market by acquiring companies that design competing products. Because this market is rapidly evolving, additional competitors with significant financial resources may enter these markets and further intensify competition.

Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial and other resources. Further, some of our competitors sell significant amounts of other products to our current and prospective customers. Our competitors’ broad product portfolios, coupled with already existing relationships, may cause our customers to buy our competitors’ products or harm our ability to attract new customers.

To compete effectively, we must deliver innovative products that:

•       provide extremely high reliability and voice quality;

•       scale easily and efficiently;

•       interoperate with existing network designs and other vendors’ equipment;

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

We have made significant changes in our senior management team recently including the hiring of a Vice President of Internal Operations in March 2005, and a new Chief Financial Officer in December 2004. In addition, on August 1, 2005, we announced that our Vice President, Corporate Controller and Chief Accounting Officer was leaving the Company effective August 12, 2005. Because of these changes, our management team may not be able to work together effectively to successfully develop and implement our business strategies and financial operations. In addition, management will need to devote significant attention and resources to preserve and strengthen relationships with employees, customers and the investor community. If our new management team is unable to achieve these goals, our ability to grow our business and successfully meet operational challenges could be impaired.

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

We may become subject to employment claims in connection with employee terminations. In addition, companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. These claims may result in material litigation. We could incur substantial costs defending ourselves or our employees against those claims, regardless of their merits. In addition, defending ourselves from those types of claims could divert our management’s attention from our operations. If we are found liable in connection with any employment claim, we may incur significant costs that could adversely impact our financial condition and results of operations.

We depend upon contract manufacturers and any disruption in these relationships may cause us to fail to meet the demands of our customers and damage our customer relationships.

We rely on a small number of contract manufacturers to manufacture our products according to our specifications and to fill orders on a timely basis. Our contract manufacturers provide comprehensive manufacturing services, including assembly of our products and procurement of materials. Each of our contract manufacturers also builds products for other companies and may not always have sufficient quantities of inventory available to fill our orders or may not allocate their internal resources to fill these orders on a timely basis. We do not have long-term supply contracts with our manufacturers and they are not required to manufacture products for any specified period. We do not have internal manufacturing capabilities to meet our customers’ demands. Qualifying a new contract manufacturer and commencing commercial scale production is expensive and time consuming and could result in a significant interruption in the supply of our products. If a change in contract manufacturers results in delays in our fulfillment of customer orders or if a contract manufacturer fails to make timely delivery of orders, we may lose revenues and suffer damage to our customer relationships.

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

Any lawsuits regarding intellectual property rights, regardless of their success, would be time-consuming, expensive to resolve and would divert our management’s time and attention.

Any investments or acquisitions we make could disrupt our business and seriously harm our financial condition.

We intend to consider investing in, or acquiring, complementary products, technologies or businesses. In the event of future investments or acquisitions, we could:

•       issue stock that would dilute our current stockholders’ percentage ownership;

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

•       diversion of management’s attention from our core business;

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

We historically have used stock options as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that will require companies to record a charge to earnings for employee stock option grants and other equity incentives beginning January 1, 2006. By causing us to incur significantly increased compensation costs, such accounting changes will reduce our reported earnings and may cause us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Each of these results could materially and adversely affect our business.

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

In April and September 2003, we completed public offerings of 20,000,000 and 17,000,000 shares of our common stock resulting in the dilution of our existing investors’ percentage ownership of our common stock. In the future, we may seek to raise additional funds through public or private debt or equity financings in order to:

•       fund ongoing operations and capital requirements;

•       take advantage of opportunities, including more rapid expansion or acquisition of complementary products, technologies or businesses;

•       develop new products; or

•       respond to competitive pressures.

Any additional capital raised through the sale of convertible debt or equity may further dilute an investor’s percentage ownership of our common stock. Furthermore, additional financings may not be available on terms favorable to us, or at all. A failure to obtain additional funding could prevent us from making expenditures that may be required to grow or maintain our operations.

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

Some stockholders hold a substantial number of shares of our common stock that have not yet been sold in the public market. Further, additional shares may become available for sale upon the conversion or redemption of our convertible subordinated note. Sales of a substantial number of shares of our common stock within a short period of time in the future could impair our ability to raise capital through the sale of additional debt or stock and /or cause our stock price to fall.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We do not currently use derivative financial instruments. We generally place our marketable security investments in high-quality credit instruments, primarily U.S. Government, state government obligations and corporate obligations with contractual maturities of less than one year. We do not expect any material loss from our marketable security investments and therefore believe that our potential interest rate exposure is not material. As of June 30, 2005, we identified a foreign currency rate fluctuation exposure related to an accounts receivable from an international customer, for which we entered into a foreign exchange contract to mitigate our exposure subsequent to June 30, 2005. As we continue to expand internationally, we will continue to evaluate the impact of foreign currency exchange risk on our results of operations.

Item 4: Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in

Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2005, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. We previously reported ten material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), which were described in Item 9A and Management’s Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2004. As a result of these material weaknesses in our internal control over financial reporting, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2005.

During the fiscal quarter ended June 30, 2005, we made changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes consist of the following:

•       We implemented controls intended to help ensure that all customer invoices and payments recorded in our books and records are timely and accurate. In addition, to help ensure that we have appropriate segregation of responsibilities between custody and recording of cash receipts, we entered into an arrangement for the establishment of a lockbox for receipt of customer payments beginning in the third quarter of 2005.

•       We implemented enhanced documentation and review and supervision processes and procedures over equity-related reconciliations and analyses, intended to help ensure proper monitoring and reporting of equity transactions.

•       We implemented processes and procedures over our information systems control environment intended to provide assurance that changes to financial applications are properly authorized and tested and that access to our information systems and financial applications are appropriately restricted including a networks password policy.

•       We continued to make improvements to our entity level controls including ongoing communications from senior management to employees regarding the importance of internal controls, the development and issuance of key policies over authorization and approval of transactions and expenditures, revisions to user access privileges and job responsibilities and the addition of accounting, finance and information systems resources to further improve the level of experience and quality of our systems in these departments.

•       We implemented processes intended to improve the financial reporting of our business at the close of each quarter, including the issuance of policies and procedures covering account reconciliations, journal entries, supporting documentation and analysis for certain key accounts.

•       We designed a quote and proposal review and approval process intended to provide an enhanced level of management and cross-functional review for customer quotes and proposals before submission to our customers, capture the relevant data to identify all commitments made to customers for our financial reporting and define, automate and document the required approvals.

•       We designed system-based detail sub-ledgers related to revenue, deferred revenue, cost of revenue and inventory transactions to help ensure that balances are properly summarized and posted to our general ledger, which will be implemented in the third quarter of 2005.

•       We implemented processes and procedures related to reserves and accruals, including inventory reserves, warranty accruals and royalty accruals, including enhancing the level of analysis and supporting documentation for amounts reported in the financial statements.

•       We implemented processes and procedures to help ensure that inventory valuation accounts are properly analyzed and that any resulting adjusting entries are accurately and timely recorded in our general ledger.

•       We implemented a new sales forecasting tool and process to more accurately quantify potential bookings and to support material requirements purchases.

•       We hired additional personnel in our accounting, finance and information systems organizations, including an information systems business analyst, revenue controller and external reporting manager, to increase the overall expertise of our personnel in these departments and improve segregation of duties.

•       We continued with the design and implementation of our information systems enhancement project to further address control deficiencies.

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

We are currently implementing an enhanced controls environment intended to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. While this implementation phase is underway, we are relying on extensive manual procedures, including regular reviews and the significant utilization of outside accounting professionals, to assist us with meeting the objectives otherwise fulfilled by an effective controls environment. We expect to establish and implement a policy-based system of controls. While we are undertaking the implementation of this new controls environment, there remains risk that the transitional controls on which we are currently relying will fail to be sufficiently effective. We also note, however, that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must include an assessment of the costs and related risks associated with the control and the purpose for which it was intended. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some person, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of our financial statements.

The certifications of our principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) under the Exchange Act are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in our internal control over financial reporting, referred to in paragraph 4 of those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

PART II—OTHER INFORMATION

Item 1: Legal Proceedings

In November 2001, a purchaser of our common stock filed a complaint in the United States District Court for the Southern District of New York against us, two of our officers and the lead underwriters alleging violations of the federal securities laws in connection with our initial public offering (IPO) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased our common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that our registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against us are asserted under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against us, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, we, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against many of the individual defendants, including our officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including us, but denied the remainder of the motion as to the defendants. In June 2003, a special committee of our Board of Directors authorized us to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. On February 15, 2005, the court preliminarily approved the terms of the proposed settlement contingent on modifications to the proposed settlement. The settlement is subject to final approval by the court. No hearing date has been scheduled for final approval. It remains uncertain when the settlement will become final. We do not expect that the settlement would have a material impact on our business or financial results.

Beginning in July 2002, several purchasers of our common stock filed complaints in the United States District Court for the District of Massachusetts against us, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (Class Action Complaints). The purchasers seek to represent a class of persons who purchased our common stock between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that we made false and misleading statements about our products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, we filed a motion to dismiss the Consolidated Amended Complaint on various grounds. On May 11, 2004, the court held oral argument on the motion, at the conclusion of which the court denied our motion to dismiss. The plaintiffs filed a motion for class certification on July 30, 2004, and we filed our opposition on September 10, 2004, to which the plaintiffs replied on September 30, 2004. On February 16, 2005, the court certified the class and appointed a class representative. On March 9, 2005, the court appointed the law firm of Moulton & Gans as lead counsel. After the court requested additional briefing on the adequacy of the class representative, the class representative withdrew. Lead counsel filed a motion to substitute a new plaintiff as the class representative. On May 19, 2005 the court held a hearing on the motion and took the matter under advisement. We believe the claims in the Consolidated Amended Complaint are without merit and that we have substantial legal and factual defenses, which we intend to pursue vigorously. There is no assurance we will prevail in defending these actions.

Beginning in February 2004, a number of purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts against us and certain of our current officers and directors. On June 28, 2004, the court consolidated the claims. On December 1, 2004, the lead plaintiff filed a consolidated amended complaint. The complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a), and 15 of the Securities Act of 1933, relating to our restatement of our financial results for 2001, 2002, and the first three quarters of 2003. Specifically, the complaint alleges that we issued a series of false or misleading statements to the market concerning our revenues, earnings, and financial condition. Plaintiffs contend that such statements caused our stock price to be artificially inflated. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period from March 28, 2002, through March 26, 2004. On January 28, 2005, we filed a motion to dismiss the Section 10(b) and 12(a) claims and joined the motion to dismiss the Section 11 claim filed by the individual defendants. On June 1, 2005, the court held a hearing on the motion and allowed the plaintiff to file an amended complaint. In August 2005, the plaintiff filed an amended complaint. We intend to file a motion to dismiss the amended complaint. We believe that we have substantial legal and factual defenses to the claims, which we intend to pursue vigorously. There is no assurance we will prevail in defending these actions.

In February 2004, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against us and certain of our officers and directors, naming us as a nominal defendant. Also in February 2004, two purported shareholder derivative lawsuits were filed in the business litigation session of the superior court of Suffolk County of Massachusetts against us and certain of our directors and officers, also naming us as a nominal defendant. The suits claim that certain of our officers and directors breached their fiduciary duties to our stockholders and to us. The complaints are derivative in nature and do not seek relief from us. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements or applicable Delaware law. On September 27, 2004, the state court granted our motion to dismiss. On October 26, 2004, the plaintiffs filed a notice appealing the state court’s dismissal of the actions. On June 24, 2005, the plaintiffs withdrew the appeal and dismissed the case with prejudice. In the federal actions, on June 28, 2004, the court consolidated and stayed the three actions. On October 12, 2004, the lead plaintiff filed a consolidated amended complaint. On June 1, 2005, the court held a hearing on the motion and allowed the plaintiff to file an amended complaint. On July 1, 2005, the plaintiff filed and amended complaint. The defendants will renew their motions to dismiss, which must be filed by August 15, 2005. We believe that we have substantial legal and factual defenses to the federal claims. There is no assurance we will prevail in defending these actions.

In December 2004, a purchaser of our common stock filed a complaint in the circuit court in Will County, Illinois, against us, one of our officers, and a former officer alleging misrepresentation and fraud in connection with the plaintiff’s purchase of our stock. The Complaint seeks unspecified damages. We filed a motion to dismiss the complaint. On May 5, 2005, the plaintiff filed an amended complaint. A hearing on our motion to dismiss the amended complaint is scheduled for August 30, 2005. We believe that we have substantial legal and factual defenses to these claims, which we intend to pursue vigorously. There is no assurance we will prevail in defending this action.

In June 2004, we received a formal order of private investigation from the SEC. On June 7, 2005, we received a notice from the SEC terminating the investigation with a recommendation that no enforcement action be taken.

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

Item 5: Other Information

On May 31, 2005, the Board of Directors of the Company approved a compensation program for non-employee directors as described in Exhibit 10.27, which is incorporated by reference into this Item 5.

On August 4, 2005, the Compensation Committee of the Board of Directors of the Company approved a bonus program for fiscal year 2005 for executive officers and employees, including certain executive officers of the Company reporting under Section 16(a) of the Securities Exchange Act of 1934, as described in Exhibit 10.26 which is incorporated by reference into this Item 5.

Item 6: Exhibits

Exhibit Number	Description
10.26	Summary of 2005 Executive Incentive Plan.
10.27	Summary of Director Compensation Plan.
31.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 8, 2005	SONUS NETWORKS, INC.
	By:	/s/ ELLEN B. RICHSTONE
Ellen B. Richstone
Chief Financial Officer (Principal Financial Officer)
SONUS NETWORKS, INC.
	By:	/s/ BRADLEY T. MILLER
Bradley T. Miller
Vice President of Finance, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.26	Summary of 2005 Executive Incentive Plan.
10.27	Summary of Director Compensation Plan.
31.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.