Form 10-Q
period 2005-09-30
SONUS NETWORKS INC
filed 2005-11-08
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of October 31, 2005, there were 249,378,820 shares of $0.001 par value per share, common stock outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2005
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

SONUS NETWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$134,789	$121,931
Marketable debt securities	182,735	170,145
Accounts receivable, net	42,690	32,486
Inventory, net	30,288	28,346
Other current assets	12,637	10,891
Total current assets	403,139	363,799
Property and equipment, net	14,894	8,217
Long-term investments	7,363	21,029
Other assets	720	783
Total	$426,116	$393,828
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,697	$8,654
Accrued expenses	14,489	18,240
Accrued restructuring expenses	193	186
Current portion of deferred revenue	80,968	65,105
Convertible subordinated note	10,000	—
Current portion of long-term liabilities	45	30
Total current liabilities	118,392	92,215
Long-term deferred revenue, less current portion	32,392	25,960
Long-term liabilities, less current portion	538	613
Convertible subordinated note	—	10,000
Total liabilities	151,322	128,788
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 251,601,576 and 249,755,118 shares issued and 249,304,666 and 247,458,208 shares outstanding at September 30, 2005 and December 31, 2004	252	250
Additional paid-in capital	1,055,548	1,049,142
Accumulated deficit	(780,739)	(784,085)
Treasury stock, at cost; 2,296,910 common shares at September 30, 2005 and December 31, 2004	(267)	(267)
Total stockholders’ equity	274,794	265,040
Total	$426,116	$393,828

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Product	$29,107	$36,064	$92,904	$92,896
Service	16,550	10,698	44,456	32,759
Total revenues	45,657	46,762	137,360	125,655
Cost of revenues (1):
Product	17,410	6,296	39,657	24,151
Service	6,073	4,173	16,993	12,659
Total cost of revenues	23,483	10,469	56,650	36,810
Gross profit	22,174	36,293	80,710	88,845
Operating expenses:
Research and development (1)	11,787	8,975	33,902	26,826
Sales and marketing (1)	10,834	10,539	31,365	26,034
General and administrative (1)	5,455	6,638	18,732	17,210
Stock-based compensation	11	91	15	606
Amortization of purchased intangible assets	—	601	—	1,801
Total operating expenses	28,087	26,844	84,014	72,477
(Loss) income from operations	(5,913)	9,449	(3,304)	16,368
Interest expense	(121)	(117)	(370)	(360)
Interest income	2,690	1,150	6,787	2,806
(Loss) income before income taxes	(3,344)	10,482	3,113	18,814
(Benefit) provision for income taxes	(640)	214	(233)	598
Net (loss) income	$(2,704)	$10,268	$3,346	$18,216
Net (loss) income per share—basic and diluted	$(0.01)	$0.04	$0.01	$0.07
Weighted average shares outstanding:
Basic	248,801	246,198	248,312	245,394
Diluted	248,801	251,707	253,221	252,776

(1)          Excludes non-cash, stock-based compensation expense as follows:

Cost of revenues	$ —	$ 5	$ —	$ 15
Research and development	—	38	—	200
Sales and marketing	11	32	15	295
General and administrative	—	16	—	96
	$ 11	$ 91	$ 15	$ 606

The accompanying notes are an integral part of these condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$3,346	$18,216
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,256	4,179
Stock-based compensation	15	606
Amortization of purchased intangible assets	—	1,801
Changes in operating assets and liabilities:
Accounts receivable	(10,204)	(11,648)
Inventory	(1,942)	(13,827)
Other current assets	(1,155)	(5,926)
Accounts payable	4,043	7,851
Accrued expenses and accrued restructuring expenses	(4,390)	(4,528)
Deferred revenue	22,295	989
Net cash provided by (used in) operating activities	17,264	(2,287)
Cash flows from investing activities:
Purchases of property and equipment	(11,271)	(6,308)
Maturities of available-for-sale marketable debt securities	146,400	152,761
Purchases of available-for-sale marketable debt securities	(151,660)	(154,229)
Maturities of held-to-maturity marketable debt securities and long-term investments	38,316	20,672
Purchases of held-to-maturity marketable debt securities and long-term investments	(31,980)	(30,583)
Increase in restricted cash	(591)	—
Other assets	63	430
Net cash used in investing activities	(10,723)	(17,257)
Cash flows from financing activities:
Sale of common stock in connection with employee stock purchase plan	4,516	1,721
Proceeds from exercise of stock options	1,877	1,104
Payments of long-term liabilities	(76)	(151)
Net cash provided by financing activities	6,317	2,674
Net increase (decrease) in cash and cash equivalents	12,858	(16,870)
Cash and cash equivalents, beginning of period	121,931	133,715
Cash and cash equivalents, end of period	$134,789	$116,845
Supplemental disclosure of cash flow information:
Cash paid for interest	$244	$241
Cash paid for taxes	$713	$668
Tax refunds received	$454	$—
Non-cash purchases of property and equipment	$662	$—

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

(a) Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by Sonus pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements included in Sonus’ Annual Report on Form 10-K for the year ended December 31, 2004.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year.

The accompanying consolidated financial statements include the accounts of Sonus and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

Certain balances in the condensed consolidated financial statements as of December 31, 2004 and for the period ended September 30, 2004 have been adjusted to conform to the current year presentation.

(b) Use of Estimates and Judgments

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these financial statements include revenue recognition for multiple element arrangements, allowances for doubtful accounts, estimated fair value of investments, inventory reserves, expected future cash flows used to evaluate the recoverability of long-lived assets, restructuring and other related charges, contingencies associated with revenue contracts, contingent liabilities, and recoverability of Sonus’ net deferred tax assets and related valuation allowance. Although Sonus regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. Sonus bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

circumstances. Actual results may differ from Sonus’ estimates if past experience or other assumptions do not turn out to be substantially accurate.

(c) Cash Equivalents, Marketable Securities and Long-Term Investments

Cash equivalents are stated at cost, which approximates market value, and have remaining maturities of three months or less at the date of purchase.

Cash equivalents and marketable debt securities are invested in high quality debt instruments, primarily U.S. Government, municipal and corporate obligations. Investments in U.S. Government and corporate obligations are classified as held-to-maturity, as Sonus has the intent and ability to hold them to maturity. Held-to-maturity marketable debt securities are reported at amortized cost. Investments in municipal obligations are classified as available-for-sale and are reported at fair value. Unrealized gains and losses from available-for-sale marketable debt securities were not material for all periods presented. The unrealized losses related to these securities at September 30, 2005 are not considered to be a permanent decline in the market value of such securities. There have been no material realized gains or losses to date. Current marketable debt securities include held-to-maturity investments with remaining maturities of less than one year at the date of purchase and available-for-sale investments that are expected to be sold in the current period or to be used in current operations. Long-term investments have remaining maturities of one to five years as of the balance sheet date.

As of September 30, 2005 and December 31, 2004, marketable debt securities consisted of the following, in thousands:

	September 30, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
Short-term marketable debt securities
Available-for-sale:
State municipal obligations	$150,175	$—	$—	$150,175
Held-to-maturity:
U.S. government agency notes	6,552	—	(8)	6,544
Corporate debt securities	18,914	—	(132)	18,782
Commercial paper	7,094	—	(3)	7,091
	$182,735	$—	$(143)	$182,592
Long-term marketable debt securities
Held-to-maturity:
U.S. government agency notes	$5,568	$—	$(75)	$5,493
Corporate debt securities	1,795	—	(22)	1,773
	$7,363	$—	$(97)	$7,266

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

	December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
Short-term marketable debt securities
Available-for-sale:
State municipal obligations	$144,548	$—	$—	$144,548
Held-to-maturity:
U.S. government agency notes	5,600	1	—	5,601
Corporate debt securities	19,997	—	(103)	19,894
Commercial paper	—	—	—	—
	$170,145	$1	$(103)	$170,043
Long-term marketable debt securities
Held-to-maturity:
U.S. government agency notes	$5,566	$—	$(9)	$5,557
Corporate debt securities	15,463	—	(190)	15,273
	$21,029	$—	$(199)	$20,830

As of September 30, 2005, Sonus had $591,000 in restricted cash, which is used to collateralize standby letters of credit. Restricted cash is included in Other Current Assets on the Condensed Consolidated Balance Sheet.

(d) Concentrations of Credit and Off-Balance Sheet Risk, Significant Customers and Limited Suppliers

The financial instruments that potentially subject Sonus to concentrations of credit risk are cash, cash equivalents, marketable securities, accounts receivables and long-term investments. Sonus has no off-balance sheet arrangements such as foreign exchange contracts, options contracts or other foreign hedging arrangements as of September 30, 2005. During the three months ended September 30, 2005, Sonus entered into foreign exchange contracts to hedge against currency fluctuations related to a particular account receivable denominated in Japanese Yen which were completed by September 30, 2005. Sonus’ cash, cash equivalent and investment portfolio holdings are diversified among five financial institutions.

The following customers contributed 10% or more of Sonus’ revenues in the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
Customer:	2005	2004	2005	2004
A	33%	*	29%	10%
B	*	38%	*	16
C	*	*	*	10
D	*	*	*	10
E	*	27%	*	18

*                    Represents less than 10% of revenues.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

One customer at September 30, 2005 and two customers at December 31, 2004, each accounted for 10% or more of Sonus’ accounts receivable balance, representing an aggregate of 49% and 53% of total accounts receivable, respectively. Sonus performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Sonus maintains allowances for potential credit losses and such losses have been within management’s expectations.

International revenues, primarily attributable to Japan and Europe, were 21% and 6% of total revenues for the three months ended September 30, 2005 and 2004, respectively, and were 20% and 15% of total revenues for the nine months ended September 30, 2005 and 2004, respectively. All international sales are denominated in U.S. dollars. The effect of foreign currency gains or losses is not material as of September 30, 2005 and December 31, 2004.

Certain components and software licenses from third parties used in Sonus’ products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus’ delivery of products and thereby materially adversely affect Sonus’ revenues and operating results.

(e) Accounts Receivable

Accounts receivable consist of the following, in thousands:

	September 30, 2005	December 31, 2004
Earned accounts receivable	$28,572	$9,088
Unearned accounts receivable	14,474	23,807
Accounts receivable, gross	43,046	32,895
Allowance for doubtful accounts	(356)	(409)
Accounts receivable, net	$42,690	$32,486

Unearned accounts receivable represent products shipped to customers where Sonus has a contractual right to bill the customer and collectibility is probable under ordinary collection terms prior to satisfying Sonus’ revenue recognition criteria. The allowance for doubtful accounts is based on Sonus’ detailed assessment of the collectibility of specific customer accounts.

(f) Inventory

Inventory consists of the following, in thousands:

	September 30, 2005	December 31, 2004
On-hand final assemblies and finished goods inventory	$15,446	$18,725
Unearned inventory	17,483	14,054
Evaluation inventory	3,907	6,107
Inventory, gross	36,836	38,886
Excess, obsolete and evaluation reserve	(6,548)	(10,540)
Inventory, net	$30,288	$28,346

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

Unearned inventory represents deferred cost of revenues for product shipments prior to satisfaction of Sonus’ revenue recognition criteria.

Sonus values inventory at the lower of cost on a first-in, first-out basis or fair market value and provides inventory reserves based on excess and obsolete inventory determined primarily by future demand forecasts and records adjustments to such reserves through charges to cost of revenues. Sonus also records a full inventory reserve for evaluation equipment at the time of shipment to customers as a charge to sales and marketing expense as Sonus’ experience with this type of inventory indicates it is probable that the value of the inventory will not be realizable. If these evaluation shipments should convert to revenue, Sonus records a benefit to sales and marketing expense and records the full cost of revenues in the period of revenue recognition.

(g) Deferred Revenue

Deferred revenue consists of the following, in thousands:

	September 30, 2005	December 31, 2004
Maintenance and support contracts	$65,543	$44,859
Customer deposits	33,343	22,399
Unearned revenue	14,474	23,807
Total deferred revenue	113,360	91,065
Less current portion	(80,968)	(65,105)
	$32,392	$25,960

Maintenance and support contracts are recognized ratably over the life of the maintenance and support period. Customer deposits represent payments received in advance of revenue recognition. Unearned revenue represents billings for which payment has not been received and revenue recognition criteria have not been met. As of September 30, 2005 and December 31, 2004, deferred revenue and accounts receivable excluded $7.7 million and $6.5 million related to products shipped and billed to customers which are collectible under extended payment terms or for which revenue is recognized as cash is collected.

(h) Revenue Recognition

Sonus recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility of the related receivable is probable under ordinary payment terms. When Sonus has future obligations, including a requirement to deliver additional elements which are essential to the functionality of the delivered elements or for which vendor specific objective evidence of fair value (VSOE) does not exist or customer acceptance is required, Sonus defers revenue recognition and related costs until those obligations are satisfied. The ordering patterns and sales lead times associated with customer orders may vary significantly from period to period.

Many of Sonus’ sales involve complex contractual, multiple element arrangements. When a sale includes multiple elements, such as products, maintenance and/or professional services, Sonus recognizes

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

revenue using the residual method. Revenues associated with undelivered elements that are considered not essential to the functionality of the product and for which VSOE has been established, are deferred based on the VSOE value and any remaining arrangement fee is then allocated to, and recognized as, product revenue. VSOE is determined based upon the price charged when the same element is sold separately or established by the relevant pricing authority. If Sonus cannot establish VSOE for each undelivered element, including specified upgrades, it defers revenue on the entire arrangement until VSOE for all undelivered elements is known or all elements are delivered and all other revenue recognition criteria are met.

Maintenance and support services are recognized ratably over the life of the service period, ranging from one to five years. Maintenance and support services include telephone support, return and repair support and unspecified rights to product upgrades and enhancements.

Installation service revenues which are considered to be perfunctory are generally recognized when the service is complete. Other professional services for which VSOE has been established are typically recognized based on the proportional performance method as the services are delivered.

Consulting, custom development and other professional service only engagements are recognized as services are rendered.

Sonus sells the majority of its products directly to end-users. For products sold by resellers and distributors, Sonus typically recognizes revenue on a sell-through basis utilizing information provided to Sonus from its resellers and distributors. To date, no revenues have been recognized on a sell-in basis due to the limited history of shipments to resellers and distributors.

Sonus records deferred revenue for product delivered or services performed for which collection of the amount billed is either probable or has been collected but other revenue recognition criteria have not been satisfied. Deferred revenues include customer deposits and amounts associated with maintenance contracts. Deferred revenues expected to be recognized as revenue more than one year of the balance sheet date are classified as long-term deferred revenues.

Sonus defers recognition of incremental direct costs, such as cost of goods, royalties, commissions and third-party installation costs, until satisfaction of the criteria for recognition of the related revenue.

(i) Stock-based Compensation

Sonus uses the intrinsic value method to account for all of its employee stock-based compensation and uses the fair value method to account for all non-employee stock-based compensation. Under the intrinsic value method, compensation associated with stock options and awards to employees is determined as the excess, if any, of the current fair value of the underlying common stock on the date compensation is measured over the price an employee must pay to exercise the option or award. Under the fair value method, compensation associated with stock options and awards is determined based on the estimated fair value of the option or award itself, measured using either current market data or an established option pricing model. The measurement date for options and awards is generally the date of grant.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

The following table shows Sonus’ pro forma net (loss) income and net (loss) income per share if accounted under SFAS 123 for the three and nine months ended September 30, 2005 and 2004, in thousands except per share data:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net (loss) income, as reported	$(2,704)	$10,268	$3,346	$18,216
Plus: Employee stock-based compensation expense included in net (loss) income under intrinsic value method related to options	11	65	15	530
Less: Employee stock-based compensation under fair value method	(8,458)	(12,104)	(26,696)	(35,137)
Pro forma net loss	$(11,151)	$(1,771)	$(23,335)	$(16,391)
Basic and diluted net (loss) income per share—
As reported	$(0.01)	$0.04	$0.01	$0.07
Pro forma	$(0.04)	$(0.01)	$(0.09)	$(0.07)

(j) Comprehensive Net Income (Loss)

Sonus applies SFAS No. 130, Reporting Comprehensive Income. The comprehensive net (loss) income for the three and nine months ended September 30, 2005 and 2004 does not significantly differ from the reported net (loss) income.

(k) Disclosures about Segments of an Enterprise

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, established standards for reporting information regarding operating segments and established standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. To date, the chief operating decision maker has made such decisions and assessed performance at the company level as one segment.

(l) Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing the net income for the period by the weighted average number of shares of unrestricted common stock outstanding during the period. Diluted net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of shares of unrestricted common stock and dilutive potential common shares outstanding based on the average market price of Sonus’ common stock (under the treasury stock method). Dilutive potential common shares consist of restricted common stock and common stock issuable upon the exercise of stock options and conversion of a convertible subordinated note.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

The following table sets forth the computation of shares used in calculating the basic and diluted net (loss) income per share, in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Weighted average common shares outstanding	248,801	246,322	248,312	245,849
Less weighted average restricted common shares outstanding	—	124	—	455
Weighted average shares used in basic per share calculation	248,801	246,198	248,312	245,394
Add effect of dilutive potential common shares	—	5,509	4,909	7,382
Weighted average shares used in diluted per share calculation	248,801	251,707	253,221	252,776

Excluded from the shares used in the calculations above are options to purchase shares of common stock and shares of common stock issuable upon conversion of a convertible subordinated note representing an aggregate of 9,422,290 shares for the three months ended September 30, 2004, and 11,145,862 shares and 5,529,290 shares for the nine months ended September 30, 2005 and 2004 as their effects would have been anti-dilutive.

(m) Warranty Reserve

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

In addition, certain of Sonus’ customer contracts include provisions under which Sonus may be obligated to pay penalties generally for the contractual period or for the life of the product if Sonus’ products fail or do not perform in accordance with specifications. Sonus accrues for such contingent obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. Sonus has not incurred significant costs related to such provisions. Sonus periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Increases in product failure rates, material usage or service delivery costs may result in increases to Sonus’ warranty reserve and its gross profit could be adversely affected. As of September 30, 2005 and December 31, 2004 Sonus had $330,000 and $0 of warranty reserves recorded.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

(n) Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No 43, Chapter 4, “Inventory Pricing” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. Sonus is evaluating the provisions of SFAS No. 151 and presently does not believe that its adoption will have a material impact on its financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation. supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123(R) is effective for fiscal years beginning after June 15, 2005. Sonus is required to adopt SFAS 123(R) on January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. Sonus has not yet determined which method to use in adopting SFAS 123(R). Sonus is evaluating SFAS 123(R) and has not yet determined the amount of stock option expense that will be incurred in future periods as a result of the adoption of SFAS 123(R). The adoption of SFAS 123(R) will have no impact on Sonus’ net cash flows or overall financial position.

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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(3) Restructuring Charges (Continued)

2002 Restructuring Accrual

The following table summarizes the activity during the nine months ended September 30, 2005 relating to Sonus’ accrual for fiscal 2002 restructuring actions, in thousands:

	December 31, 2004 accrual balance	Cash payments	September 30, 2005 accrual balance	Current portion	Long-term portion
Consolidation of facilities	$799	$(138)	$661	$193	$468

The remaining cash expenditures relating to the consolidation of excess facilities are expected to be paid through 2008.

(4) Contingencies

In November 2001, a purchaser of Sonus’ common stock filed a complaint in the United States District Court for the Southern District of New York against Sonus, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with Sonus’ initial public offering (IPO) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased Sonus’ common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that Sonus’ registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against Sonus are asserted under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against Sonus, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, Sonus, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against many of the individual defendants, including those Sonus officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including Sonus, but denied the remainder of the motion as to the defendants. In June 2003, a special committee of Sonus’ Board of Directors authorized Sonus to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. On February 15, 2005, the court preliminarily approved the terms of the proposed settlement contingent on modifications to the proposed settlement. On August 31, 2005, the court approved the terms of the proposed settlement, as modified. The settlement is subject to class certification and final approval by the court. A hearing has been scheduled on April 24, 2006 for final approval. The proposed settlement would

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(4) Contingencies (Continued)

not require any settlement payment by Sonus, therefore Sonus does not expect that the settlement would have a material impact on its business or financial results.

Beginning in July 2002, several purchasers of Sonus’ common stock filed complaints in the United States District Court for the District of Massachusetts against Sonus, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (Class Action Complaints). The purchasers seek to represent a class of persons who purchased Sonus’ common stock between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that Sonus made false and misleading statements about its products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, Sonus filed a motion to dismiss the Consolidated Amended Complaint on various grounds. On May 11, 2004, the court held oral argument on the motion, at the conclusion of which the court denied Sonus’ motion to dismiss. The plaintiffs filed a motion for class certification on July 30, 2004. . On February 16, 2005, the court certified the class and appointed a class representative. On March 9, 2005, the court appointed the law firm of Moulton & Gans as lead counsel. After the court requested additional briefing on the adequacy of the class representative, the class representative withdrew. Lead counsel then filed a motion to substitute a new plaintiff as the class representative. On May 19, 2005, the court held a hearing on the motion and took the matter under advisement. On August 15, 2005, the court issued an order decertifying the class and requiring the parties to submit a joint report informing the court whether the cases have been settled and whether defendants would be seeking to recover attorney’s fees from the plaintiffs. On September 30, 2005, the plaintiffs filed motions to voluntarily dismiss their complaints with prejudice. On October 5, 2005, the court entered an order dismissing the cases. On October 21, 2005, the defendants filed a motion seeking the recovery of attorneys’ fees from plaintiffs. The plaintiffs have until December 5, 2005 to respond to the motion.

Beginning in February 2004, a number of purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts against Sonus and certain of its current officers and directors. On June 28, 2004, the court consolidated the claims. On December 1, 2004, the lead plaintiff filed a consolidated amended complaint. The complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a), and 15 of the Securities Act of 1933, relating to Sonus’ restatement of its financial results for 2001, 2002, and the first three quarters of 2003. Specifically, the complaint alleges that Sonus issued a series of false or misleading statements to the market concerning Sonus’ revenues, earnings and financial condition. Plaintiffs contend that such statements caused Sonus’ stock price to be artificially inflated. The complaint seeks unspecified damages on behalf of a purported class of purchasers of Sonus’ common stock during the period from March 28, 2002, through March 26, 2004. On January 28, 2005, Sonus filed a motion to dismiss the Section 10(b) and 12(a) claims and joined the motion to dismiss the Section 11 claim filed by the individual defendants. On June 1, 2005, the court held a hearing on the motion and allowed the plaintiff to file an amended complaint. The plaintiff filed an Amended Complaint that included the same claims and substantially similar allegations as set forth in the prior Complaint. On September 12, 2005, the defendants filed motions to dismiss this Amended Complaint. The Court has scheduled a hearing on the motions for December 10, 2005. Sonus believes that it has substantial legal and factual defenses to the claims, which it intends to pursue vigorously. There is no assurance Sonus will prevail in defending these actions. A

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

(4) Contingencies (Continued)

judgment or a settlement of the claims against the defendants could have a material impact of Sonus’ financial results.

In February 2004, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against Sonus and certain of its officers and directors, naming Sonus as a nominal defendant. Also in February 2004, two purported shareholder derivative lawsuits were filed in the business litigation session of the superior court of Suffolk County of Massachusetts against Sonus and certain of its directors and officers, also naming Sonus as a nominal defendant. The suits claim that certain of Sonus’ officers and directors breached their fiduciary duties to Sonus’ stockholders and to the company. The complaints are derivative in nature and do not seek relief from Sonus. However, Sonus has entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to Sonus’ obligations under the indemnification agreements or applicable Delaware law. On September 27, 2004, the state court granted Sonus’ motion to dismiss. On October 26, 2004, the plaintiffs filed a notice appealing the state court’s dismissal of the actions. On June 24, 2005, the plaintiffs withdrew the appeal and dismissed the case with prejudice. In the federal actions, on June 28, 2004, the court consolidated and stayed the three actions. On October 12, 2004, the lead plaintiff filed a consolidated amended complaint. On June 1, 2005, the court held a hearing on the motion and allowed the plaintiff to file an amended complaint. On July 1, 2005, the plaintiff filed an amended complaint. The defendants renewed their motions to dismiss. The court has scheduled a hearing on the motions for December 10, 2005. There is no assurance Sonus will prevail in defending these actions. Sonus does not expect these shareholder derivative claims will have a material impact on its financial results.

In December 2004, a purchaser of Sonus’ common stock filed a complaint in the circuit court in Will County, Illinois, against Sonus, one of its officers, and a former officer alleging misrepresentation and fraud in connection with the plaintiff’s purchase of Sonus stock. The Complaint seeks unspecified damages. Sonus filed a motion to dismiss the complaint. On May 5, 2005, the plaintiff filed an amended complaint. On October 26, 2005, the court held a hearing on the motion during which he dismissed the federal claims without prejudice and dismissed the state claims without prejudice and leave to refile within 28 days. If the plaintiff does not refile within 28 days then the state claims will be dismissed with prejudice. The court scheduled a status hearing for December 1, 2005. Sonus does not expect that this claim will have a material impact on its financial results.

Sonus includes standard intellectual property indemnification provisions in its product agreements in the ordinary course of business. Pursuant to Sonus’ product agreements, Sonus will indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by third parties with respect to Sonus’ products. Other agreements with Sonus’ customers provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by Sonus or its subcontractors. Historically, Sonus’ costs to defend lawsuits or settle claims relating to such indemnity agreements have been insignificant. Accordingly, the estimated fair value of these indemnification provisions is immaterial.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are subject to a number of risks and uncertainties. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and ourselves, and we do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the factors set forth in “Cautionary Statements” in the Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, both on file with the SEC.

Overview

We are a leading supplier of packet voice infrastructure solutions for wireline and wireless service providers. Our products are a new generation of carrier-class switching equipment and software that enable voice services to be delivered over packet-based networks.

In 2004 and continuing into 2005, there was increased interest and activity in the market for packet-based voice infrastructure products. While it remains uncertain as to the speed and extent of the adoption of carrier packet voice infrastructure products by large carriers, we believe that over time the market opportunity for packet voice solutions is substantial. This has shown in our order activity as in the fourth quarter of fiscal 2004 we achieved record orders and in the first nine months of fiscal 2005 orders were consistent with revenue. For the three and nine months ended September 30, 2005, revenues were $45.7 million and $137.4 million, respectively, compared to $46.8 million and $125.7 million for the three and nine months ended September 30, 2004, respectively, and total deferred revenue increased to $113.4 million at September 30, 2005 from $91.1 million at December 31, 2004. This variability in our quarterly revenue and operating results is caused primarily by the uneven ordering pattern of our customers and the timing of revenue recognition, including network installations, product delays and customer acceptance.

We sell our products primarily through a direct sales force and, in some markets, through or with the assistance of resellers and distributors. Customers’ decisions to purchase our products to deploy in commercial networks involve a significant commitment of resources and a lengthy evaluation, testing and product qualification process. Our revenues and results of operations may vary significantly and unexpectedly from quarter to quarter as a result of long sales cycles, our expectation that customers will periodically place large orders with short lead times and the application of complex revenue recognition rules to certain transactions, which may result in customer shipments and orders from multiple quarters being recognized as revenue in one quarter. We expect to recognize revenues from a limited number of customers for the foreseeable future.

From our inception through December 31, 2003, we incurred significant losses. As of September 30, 2005, we had an accumulated deficit of $780.7 million. Although we achieved profitability in the second quarter of 2005 and in each quarter and on an annual basis in fiscal year 2004, we incurred a net loss for the first and third quarters of 2005 and may incur additional losses in future quarters and years. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses, many of which are fixed prior to the beginning of any particular fiscal period and, as a result, we will need to generate significant revenues to maintain profitability.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•       Revenue recognition

•       Deferred revenue

•       Allowance for doubtful accounts

•       Inventory reserves

•       Warranty, litigation, and other loss contingency reserves

•       Stock-based compensation, and

•       Accounting for income taxes

A full discussion of these accounting policies is included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission and we refer the reader to that discussion. The following information regarding critical accounting policies has been updated since our 10-K:

Revenue Recognition.   We recognize revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility of the related receivable is probable under ordinary payment terms. When we have future obligations, including a requirement to deliver additional elements which are essential to the functionality of the delivered elements or for which vendor specific objective evidence of fair value (VSOE) does not exist or customer acceptance is required, we defer revenue recognition and related costs until those obligations are satisfied. The ordering patterns and sales lead times associated with customer orders may vary significantly from period to period.

Many of our sales involve complex contractual, multiple element arrangements. When a sale includes multiple elements, such as products, maintenance and/or professional services, we recognize revenue using the residual method. Revenues associated with undelivered elements that are considered not essential to the functionality of the product and for which VSOE has been established, are deferred based on the VSOE value and any remaining arrangement fee is then allocated to, and recognized as, product revenue. VSOE is determined based upon the price charged when the same element is sold separately or established by the relevant pricing authority. If we cannot establish VSOE for each undelivered element, including specified upgrades, we defer revenue on the entire arrangement until VSOE for all undelivered elements is known or all elements are delivered and all other revenue recognition criteria are met.

Maintenance and support services are recognized ratably over the life of the service period, ranging from one to five years. Maintenance and support services include telephone support, return and repair support and unspecified rights to product upgrades and enhancements.

Installation service revenues which are considered to be perfunctory are generally recognized when the service is complete. Other professional services for which VSOE has been established are typically recognized based on the proportional performance as the services are delivered.

Consulting, custom development and other professional services only engagements are recognized as services are rendered.

We sell the majority of our products directly to end-users. For products sold through resellers and distributors, we typically recognize revenue on a sell-through basis utilizing information provided to us from our resellers and distributors. To date, no revenues have been recognized on a sell-in basis due to the limited history of shipments to resellers and distributors.

We record deferred revenue for product delivered or services performed for which collection of the amount billed is either probable or has been collected but other revenue recognition criteria have not been satisfied. Deferred revenues include customer deposits and amounts associated with maintenance contracts. Deferred revenues expected to be recognized as revenue more than one year of the balance sheet date are classified as long-term deferred revenues.

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

Allowance for Doubtful Accounts.   We establish billing terms at the time we negotiate purchase agreements with our customers. We continually monitor for timely payments and potential collection issues. Allowance for doubtful accounts is estimated based on our detailed assessment of the collectibility of specific customer accounts. While we believe that our allowance for doubtful accounts is adequate and that the judgment applied is appropriate, if there is a deterioration of a customer’s creditworthiness or actual defaults are higher than our historical experience, the actual results could differ from these estimates. While such credit losses have historically been within our expectations and the allowances we established, we can provide no assurance that we will continue to experience the same credit loss rates that we have in the past. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payment, additional allowances may be required. We defer revenue recognition for customers for which we believe collection is less than probable. Our failure to accurately estimate the losses for doubtful accounts or receive payments on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

Inventory Reserves.   Inventory purchases and commitments are based upon estimated future demand for our products. We value inventory at the lower of cost on a first-in, first-out basis or net realizable value. We provide inventory reserves based on excess and obsolete inventory determined primarily by future demand forecasts and returns of defective product, and record charges to cost of revenues. We assess such demand forecasts and return history on at least a quarterly basis. If we record a charge to reduce inventory to its estimated net realizable value, we do not increase its carrying value due to subsequent changes in demand forecasts or product repairs. Accordingly, if inventory previously reserved for is subsequently sold, we may realize improved gross profit margins on those transactions in the period the related revenue is recognized.

We also record a full inventory reserve for evaluation equipment at the time of shipment to our customers as a charge to sales and marketing expense as it is probable that the inventory value will not be realizable. If these evaluation shipments are later purchased by our customers, we reclassify amounts previously charged to sales and marketing expenses to cost of revenues in the period all revenue recognition criteria are met.

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

In addition, certain of our customer contracts include provisions under which we may be obligated to pay penalties generally for the contractual period or for the life of the product if our products fail or do not perform in accordance with specifications. We accrue for such contingent obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. We have not incurred significant costs related to such provisions. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. Increases in product failure rates, material usage or service delivery costs may result in increases to our warranty reserve and our gross profit could be adversely affected. As of September 30, 2005 and December 31, 2004 we had $330,000 and $0 of warranty reserves recorded.

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

Accounting for Income Taxes.   As a result of net operating losses incurred in prior years in most jurisdictions in which we operate, a net operating loss in the first and third fiscal quarters of 2005, and uncertainty as to the extent, jurisdiction and timing of profitability in future periods, we have continued to record a full valuation allowance against net deferred tax assets, which was approximately $94 million as of September 30, 2005. The establishment and amount of the valuation allowance requires significant estimates and judgment and can materially affect our results of operations. If the realization of deferred tax assets in the future is considered more likely than not, an adjustment to the valuation reserve for the deferred tax asset would be made. A portion of the release of the valuation allowance will increase net income in the period such determination was made. In addition, approximately $26 million of the valuation allowance relates to tax benefits from stock option compensation. A substantial portion of the tax benefit of that item, when realized, will result in an increase in additional paid-in capital. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss in each jurisdiction, changes to the valuation allowance, statutory minimum tax rates or changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates including statutory minimum tax rates, deductibility of certain costs and expenses by jurisdiction and as a result of acquisitions.

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

Restructuring and Other Related Charges.   We established exit plans for each of the restructuring activities which took place in 2001 and 2002 and accounted for these plans in accordance with Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring). These exit plans required that we make estimates as to the nature, timing and amount of the exit costs that we specifically identified. The consolidation of facilities required us to make estimates, which included contractual rental commitments or lease buy-outs for office space being vacated and related costs and leasehold improvement write-downs, offset by estimated sub-lease income. We have remaining accrued exit costs of $661,000 as of September 30, 2005, which relate to remaining lease payments. SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. A liability is recognized when the severance amounts relate to prior services rendered, the payment of the amount is probable and the amount can be reasonably estimated.

Three and Nine Months Ended September 30, 2005 and 2004

Revenues.   Revenues for the three and nine months ended September 30, 2005 and 2004 were as follows, in thousands:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Product	$29,107	$36,064	$92,904	$92,896
Service	16,550	10,698	44,456	32,759
Total revenues	$45,657	$46,762	$137,360	$125,655

Product revenues comprise sales of our voice infrastructure products, including our GSX9000™ Open Services Switch, PSX, SGX, ASX, Sonus Insight™ Management System and related product offerings. Product revenues for the three months ended September 30, 2005 decreased 19% from the comparable period in fiscal 2004. Product revenues for the nine months ended September 30, 2005 were consistent with the comparable period in fiscal 2004. The decrease for the three months ended September 30, 2005 is primarily due to the renegotiation of bundled maintenance and support arrangements with two customers resulting in a deferral of product revenue of $4.7 million for the three months ended September 30, 2005. The maintenance and support renegotiation also resulted in a decrease in gross margin in the amount of $4.7 million and earnings per share of $0.02. The $4.7 million of deferred revenue will be recognized as service revenue over subsequent quarters as services are delivered. The consistency for the nine months ended September 30, 2005 is primarily due to the timing of revenue recognition, which in part is dependent upon completion of certain customer deployments and obligations as of the end of a fiscal quarter and the impact of an increase in orders in the fourth quarter of 2004 and first quarter of 2005, offset by the $4.7 reduction of revenue noted above.

Service revenues primarily comprise hardware and software maintenance, network design, installation and other professional services. Service revenues for the three and nine months ended September 30, 2005 increased 55% and 36%, respectively, from the comparable periods in fiscal 2004. These increases were primarily a result of higher maintenance revenues due to our growing installed product base and an increase in installation revenue. For the nine months ended September 30, 2005, service revenues were partially offset by lower resident engineering revenue.

Cingular Wireless, Global Crossing, Qwest Communications, Softbank Broadband and Verizon Global Networks each contributed 10% or more of our revenues during one or more of the periods for the three and nine months ended September 30, 2005 and 2004.

International revenues, primarily attributable to Japan and Europe, were 21% and 6% of total revenues for the three months ended September 30, 2005 and 2004, respectively, and were 20% and 15% of total revenues for the nine months ended September 30, 2005 and 2004, respectively.

Our deferred product revenue was $47.8 million and $46.2 million as of September 30, 2005 and December 31, 2004, respectively. Our deferred service revenue was $65.6 million and $44.9 million as of September 30, 2005 and December 31, 2004, respectively. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights, customer creditworthiness and maintenance revenue deferrals included in multiple element arrangements. As of September 30, 2005 and December 31, 2004, deferred revenue and accounts receivable excluded $7.7 million and $6.5 million, respectively, related to products shipped and billed to customers which are collectible under extended payment terms or for which revenue is recognized as cash is collected.

Cost of Revenues/Gross Profit.   Our cost of revenues consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and inventory obsolescence. Cost of revenues and gross profit as a percentage of revenues for the three and nine months ended September 30, 2005 and 2004 were as follows (in thousands, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Cost of revenues:
Product	$17,410	$6,296	$39,657	$24,151
Service	6,073	4,173	16,993	12,659
Total cost of revenues	$23,483	$10,469	$56,650	$36,810
Gross profit margin (% of respective revenues):
Product	40%	83%	57%	74%
Service	63	61	62	61
Total gross profit margin	49%	78%	59%	71%

The decreases in product gross profit as a percentage of product revenues for the three and nine months ended September 30, 2005 were primarily due to customer and product mix and a renegotiation of maintenance and support arrangements with two customers resulting in a reduction in product revenue and gross margin of $4.7 million in the third quarter of 2005. We expect that over time our product gross margins will be consistent with our long-term financial model of 58-62%. The increase in service gross profit as a percentage of service revenues was primarily due to an increase in our service revenues, partially offset by increased investment in our service organization to support the expansion of our installed base. Our service cost of revenues is predominantly fixed in nature and, therefore, changes in service revenue will have a significant impact on service gross profit percentage.

Research and Development Expenses.   Research and development expenses consist primarily of salaries and related personnel costs and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $11.8 million for the three months ended September 30, 2005, an increase of $2.8 million, or 31%, from $9.0 million for the same period in fiscal 2004. Research and development expenses were $33.9 million for the nine months ended September 30, 2005, an increase of $7.1 million, or 26%, from $26.8 million for the same period in fiscal 2004. These increases primarily reflect an increase in salary and related expenses associated with increased headcount and additional depreciation expenses associated with new capital expenditures. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success and we intend to continue to make substantial investments to enhance our products and technologies to meet the requirements of our customers and market. We believe that our research and development expenses for the fourth quarter of fiscal 2005 will increase from the third quarter of fiscal 2005 primarily as a result of increases in salary and related expenses associated with increased headcount, and depreciation expenses associated with new capital expenditures. The additional investments are directed primarily toward the growth of our access, wireless and international businesses as well as the expansion of our research and development operations in India.

Sales and Marketing Expenses.   Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluations and other marketing and sales support expenses. Sales and marketing expenses were $10.8 million for the three months ended September 30, 2005, an increase of $295,000, or 3%, from $10.5 million for the same period in fiscal 2004. Sales and marketing expenses were $31.4 million for the nine months ended September 30, 2005, an increase of $5.4 million, or 20%, from $26.0 million for the same period in fiscal 2004. The increases for the three and nine months ended September 30, 2005 primarily reflect an increase in salaries and travel expenses associated with increased headcount related to the expansion of our access, wireless and international sales opportunities, partially offset by a decrease in evaluation equipment expenses. We believe that our sales and marketing expenses for the fourth quarter of fiscal 2005 will increase from the third quarter of fiscal 2005 related to commission and evaluation equipment expenses. The magnitude of the increase will be dependent upon our level of revenues in the fourth quarter as commission expenses fluctuate primarily based on revenue levels.

General and Administrative Expenses.   General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, professional fees and directors and officers insurance. General and administrative expenses were $5.5 million for the three months ended September 30, 2005, a decrease of $1.2 million, or 18%, from $6.6 million for the same period in fiscal 2004. General and administrative expenses were $18.7 million for the nine months ended September 30, 2005, an increase of $1.5 million, or 9%, from $17.2 million for the same period in fiscal 2004. The decrease for the three months ended September 30, 2005 primarily reflects a decrease in directors and officers insurance costs and a reduction in bonus expenses, partially offset by an increase in salary and related expenses associated with increased headcount. The increase for the nine months ended September 30, 2005 primarily reflects an increase in professional fees incurred to perform the assessment and audit of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 for 2005 and to remedy identified material weaknesses in our internal control environment and an increase in salary and related expenses associated with increased headcount, partially offset by a decrease in directors and officers insurance costs. We believe that our general and administrative expenses for the fourth quarter of fiscal 2005 will increase from the third quarter due to continued costs associated with improvements we are making in our internal control environment to address material weaknesses.

Stock-based Compensation Expenses.   Stock-based compensation expenses include the amortization of stock compensation charges resulting from the granting of stock options, including the telecom technologies, inc. (TTI) stock options assumed by us, stock awards to TTI employees under the 2000 Retention Plan, sales of restricted common stock and granting of stock options to non-employees. Stock-based compensation expenses were $11,000 and $15,000 for the three and nine months ended September 30, 2005, respectively, compared to $91,000 and $606,000 for the three and nine months ended September 30, 2004, respectively. The decreases are due to deferred stock-based compensation being fully amortized as of December 31, 2004, partially offset by expense for a grant to a non-employee in the second quarter of 2005.

Amortization of Purchased Intangible Assets.   In fiscal 2001, we acquired certain intellectual property, in-process research and development and intangible assets in connection with our acquisitions of TTI and Linguateq, Inc. As of December 31, 2004, the purchased intangible assets were fully amortized, therefore there was no amortization expense for the three and nine months ended September 30, 2005. Amortization of purchased intangible assets was $601,000 and $1.8 million for the three and nine months ended September 30, 2004, respectively.

Interest Income, net.   Interest income consists of interest earned on our cash equivalents, marketable debt securities and long-term investments. Interest expense consists of interest incurred on a convertible subordinated note and capital lease arrangements. Interest income, net of interest expense, was $2.6 million for the three months ended September 30, 2005, an increase of $1.6 million from $1.0 million for the same period in fiscal 2004. Interest income, net of interest expense, was $6.4 million for the nine months ended September 30, 2005, an increase of $4.0 million from $2.4 million for the same period in fiscal 2004. These increases primarily reflect the benefit of an increase in the yield on our portfolio due to an increasing interest rate environment.

Income Taxes.   (Benefit) provision for income taxes was $(640,000) and $214,000 for the three months ended September 30, 2005 and 2004, respectively, and $(233,000) and $598,000 for the nine months ended September 30, 2005 and 2004, respectively. The income tax (benefit) provision in all periods is primarily attributable to foreign income taxes and state income taxes in the U.S. During the three months ended September 30, 2005, we received a refund of approximately $450,000 related to foreign income taxes paid in prior years that was recorded as a reduction to expense.

Liquidity and Capital Resources

At September 30, 2005, our principal sources of liquidity were our cash, cash equivalents, marketable debt securities and long-term investments that totaled $324.9 million.

Our cash generated from operating activities was $17.3 million for the nine months ended September 30, 2005 as compared to net cash used in operating activities of $2.3 million for the same period in fiscal 2004. This increase was primarily due to an increase in deferred revenue and decreases in inventory and other current assets, partially offset by lower net income for the nine months ended September 30, 2005 as compared to the prior year and a decrease in accounts payable.

Net cash used in investing activities was $10.7 million for the nine months ended September 30, 2005, as compared to $17.3 million for the same period in fiscal 2004. Net cash used in investing activities for the nine months ended September 30, 2005 primarily reflects capital expenditures of $11.3 million. Net cash used in investing activities for the nine months ended September 30, 2004 primarily reflects net purchases of marketable debt securities and long-term investments of $11.4 million and capital expenditures of $6.3 million. We expect to incur approximately $3-4 million in additional capital expenditures in the remainder of 2005.

Net cash provided by financing activities was $6.3 million for the nine months ended September 30, 2005, as compared to $2.7 million for the same period in fiscal 2004. The net cash provided by financing activities for both periods resulted primarily from the sale of common stock in connection with our employee stock purchase plan and proceeds from the exercise of stock options.

Based on our current expectations, we believe our current cash, cash equivalents, marketable debt securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. Although it is difficult to predict future liquidity requirements with certainty, the rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing operations, to improve our controls environment and for other general corporate activities, as well as to vigorously defend against existing and potential litigation.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. We are evaluating the provisions of SFAS No. 151 and presently do not believe that its adoption will have a material impact on our financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation. supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123(R) is effective for fiscal years beginning after June 15, 2005. Sonus is required to adopt SFAS 123(R) on January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. Sonus has not yet determined which method to use in adopting SFAS 123(R). Sonus is evaluating SFAS 123(R) and has not yet determined the amount of stock option expense that will be incurred in future periods as a result of the adoption of SFAS 123(R). The adoption of SFAS 123(R) will have no impact on Sonus’ net cash flows or overall financial position.

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

Management has concluded that our disclosure controls and procedures and our internal control over financial reporting had material weaknesses as of December 31, 2004. Although we have taken certain actions during 2005 to address those material weaknesses, our inability to remedy such material weaknesses promptly and effectively could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. These effects could in turn adversely affect the trading price of our common stock. Prior to the remediation of these material weaknesses, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or fraud or facilitate the fair presentation of our financial statements, SEC reporting or other disclosures.

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

We face risks related to securities litigation that could have a material adverse effect on our business, financial position and results of operations.

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

Our director and officer liability insurance policies provide only limited liability protection relating to the securities class action and derivative lawsuits against us and certain of our officers and directors. If these policies do not adequately cover expenses and certain liabilities relating to these lawsuits, our results of operations and our financial position could be materially harmed. The facts underlying the lawsuits have made director and officer liability insurance extremely expensive for us, and may make such insurance coverage unavailable for us in the future. Increased premiums could materially harm our financial results in future periods. The inability to obtain this coverage due to its unavailability or prohibitively expensive premiums would make it more difficult to retain and attract officers and directors and expose us to potentially self-funding any potential future liabilities ordinarily mitigated by director and officer liability insurance.

If we are not current in our SEC filings, we will face several adverse consequences.

If we are unable to remain current in our SEC filings, we will not be able to file a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans), or pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors.” In addition, our affiliates will not be able to sell our securities pursuant to Rule 144 under the Securities Act. Finally, we will not be eligible to use a “short form” registration statement on Form S-3 for a period of 12 months after the time we become current in our filings. These restrictions may impair our ability to raise capital in the public markets should we desire to do so, and to attract and retain key employees.

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

Any one or a combination of the above could materially and adversely affect our business, operating results and financial position.

Consolidation in the telecommunications industry could harm our business.

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

To date, we have shipped our products to a limited number of customers. We expect that in the foreseeable future, the majority of our revenues will continue to depend on sales of our products to a limited number of customers. One customer contributed more than 10% of our revenues for the first nine months of fiscal 2005, which represented an aggregate of 29% of total revenues. Two and four customers each contributed more than 10% of our revenues for fiscal 2004 and 2003, respectively, which represented an aggregate of 29% and 57% of total revenues, respectively. Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by:

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

The loss of any of our significant customers or any substantial reduction in orders or contractual commitments from these customers could materially adversely affect our financial position and results of operations. If we do not expand our customer base to include additional customers that deploy our products in operational commercial networks, our business, operating results and financial position could be materially and adversely affected.

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

Large telecommunications providers have substantial purchasing power and leverage negotiating contractual arrangements with us. These customers may require us to develop additional features and require penalties for failure to deliver such features. As we seek to sell more products to this class of customer, we may be required to agree to such terms and conditions, which may affect the timing of revenue recognition and amount of deferred revenues and may impact our financial position in the period affected.

We rely on distribution partners to sell our products in certain markets, and disruptions to or our failure to effectively develop and manage our distribution channel and the processes and procedures that support it could adversely affect our ability to generate revenues from the sale of our products in those markets.

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added reseller and distribution partners. A portion of our revenues is derived through distributors, many of which sell competitive products. Our revenues depend in part on the performance of these distributors. The loss of or reduction in sales by these distributors could materially reduce our revenues. If we fail to maintain relationships with these distribution partners, fail to develop new relationships with distributors in new markets, fail to manage, train, or provide incentives to existing distributors effectively or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results could suffer.

In addition, we recognize a portion of our revenue based on a sell-through model using information provided by our distributors. If those distributors provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely impacted.

We may face risks associated with our international expansion that could impair our ability to grow our revenues abroad.

International revenues, primarily attributable to Japan and Europe, were approximately $26.8 million for the first nine months of fiscal 2005, and $28.8 million for fiscal 2004 and we intend to expand our sales in international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues. We have limited experience marketing, distributing and supporting our products internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including:

•       reliance on distributors and resellers;

•       greater difficulty collecting accounts receivable and longer collection cycle;

•       difficulties and costs of staffing and managing international operations;

•       the impact of differing technical standards outside the United States;

•       the impact of recessions in economies outside the United States;

•       changes in regulatory requirements and currency exchange rates;

•       certification requirements;

•       reduced protection for intellectual property rights in some countries;

•       potentially adverse tax consequences; and

•       political and economic instability.

We may not return to or sustain profitability.

We have incurred significant losses since inception and, as of September 30, 2005, had an accumulated deficit of $780.7 million. Although we achieved profitability in the second quarter of fiscal 2005 and in each quarter and on an annual basis in fiscal year 2004, we incurred a net loss in the first and third quarters of fiscal 2005 and may incur additional losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to return to or sustain profitability.

The unpredictability of our quarterly results may adversely affect the trading price of our common stock.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. Generally, purchases by service providers of telecommunications equipment from manufacturers have been unpredictable and clustered, rather than steady, as the providers build out their networks. The primary factors that may affect our revenues and operating results include the following:

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

•       the timing of revenue recognition;

•       new product introductions and enhancements by our competitors or by us;

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

We have made significant changes in our senior management team recently including the hiring of a Vice President, Corporate Controller and Principal Accounting Officer in August 2005, a Vice President of Internal Operations in March 2005, and a Chief Financial Officer in December 2004. Because of these significant changes, our management team may not be able to work together effectively to successfully develop and implement our business strategies and financial operations. In addition, management will need to devote significant attention and resources to preserve and strengthen relationships with employees, customers and the investor community. If our new management team is unable to achieve these goals, our ability to grow our business and successfully meet operational challenges could be impaired.

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

We may become subject to employment claims in connection with employee terminations. In addition, companies in our industry whose employees accept positions with competitors frequently claim that their competitors have engaged in unfair hiring practices. These claims may result in material litigation. We could incur substantial costs defending ourselves or our employees against those claims, regardless of their merits. In addition, defending ourselves from those types of claims could divert our management’s attention from our operations. If we are found liable in connection with any employment claim, we may incur significant costs that could adversely impact our financial position and results of operations.

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

Recent rulemaking by the Financial Accounting Standards Board will require us to expense equity compensation given to our employees and may reduce our ability to effectively utilize equity compensation to attract and retain employees.

We historically have used stock options as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that will require companies to record a charge to earnings for employee stock option grants and other equity incentives beginning January 1, 2006. By causing us to incur significantly increased compensation costs, such accounting changes may cause us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel.

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

In April and September 2003, we completed public offerings of 20,000,000 and 17,000,000 shares, respectively, of our common stock resulting in the dilution of our existing investors’ percentage ownership of our common stock. In the future, we may seek to raise additional funds through public or private debt or equity financings in order to:

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on its investments and foreign currency fluctuations. We have established procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.

We generally place our marketable debt securities in high-quality debt instruments, primarily U.S. Government, state government and corporate obligations with contractual maturities of less than one year. Beginning in the third quarter of 2005, we entered into foreign exchange contracts to hedge against currency fluctuations related to a particular account receivable denominated in Japanese Yen which were closed as of September 30, 2005. We have not experienced any material losses from our marketable security investments and therefore believe that our potential interest rate exposure is not material. As we continue to expand internationally, we will continue to evaluate the impact of foreign currency exchange risk on our results of operations.

Item 4: Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2005, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. We previously reported ten material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), which were described in Item 9A and Management’s Report on Internal Control Over Financial Reporting in our Annual Report on Form 10-K for the year ended December 31, 2004. As a result of these material weaknesses in our internal control over financial reporting, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2005.

During the fiscal quarter ended September 30, 2005, we made changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes consist of the following:

•       We implemented system-based detail sub-ledgers related to revenue, deferred revenue, cost of revenue and inventory transactions to help ensure that balances are properly summarized and posted to our general ledger.

•       We implemented a quote and proposal review and approval process intended to provide an enhanced level of management and cross-functional review for customer quotes and proposals before submission to our customers, capture the relevant data to identify all commitments made to customers for our financial reporting and define, automate and document the required approvals.

•       We enhanced our controls over cash receipts, including the implementation of a lockbox and reassignment of responsibilities to help ensure that all cash is accurately and timely recorded.

•       We established an IT Audit and Security function to help provide assurance that changes to financial applications are properly authorized and tested and that access to our information systems and financial applications are appropriately restricted.

•       We continued to enhance the level of analysis and supporting documentation for amounts reported in the financial statements.

•       We continued to enhance our processes and procedures to help ensure that inventory valuation accounts are properly analyzed and that any resulting adjusting entries are accurately and timely recorded in our general ledger.

•       We continued with the design and implementation of our information systems enhancement project to further address control deficiencies.

We continue to plan and expect to implement additional changes to our infrastructure and related processes that we believe are reasonably likely to strengthen and materially affect our internal control over financial reporting.

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

We are currently implementing an enhanced internal controls environment intended to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. While this implementation phase is underway, we are relying on extensive manual procedures, including regular reviews and the significant utilization of external professionals, to assist us with meeting the objectives otherwise fulfilled by an effective internal controls environment. We expect to establish and implement a policy-based system of internal controls. While we are undertaking the implementation of this new internal controls environment, there remains risk that the transitional controls on which we are currently relying will fail to be sufficiently effective. We also note, however, that an internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Further, the design of an internal control system must include an assessment of the costs and related risks associated with the control and the purpose for which it was intended. Because of the inherent limitations in all internal control systems, no evaluation of internal controls can provide absolute assurance that all control issues including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, internal controls can be circumvented by the individual acts of some person, by collusion of two or more people, or by management override of the controls. The design of any system of internal controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our internal control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material to our financial statements.

The certifications of our Chief Executive Officer and Chief Financial Officer required in accordance with Rule 13a-14(a) under the Exchange Act are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in our internal control over financial reporting, referred to in paragraph 4 of those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

PART II—OTHER INFORMATION

Item 1: Legal Proceedings

In November 2001, a purchaser of our common stock filed a complaint in the United States District Court for the Southern District of New York against us, two of our officers and the lead underwriters alleging violations of the federal securities laws in connection with our initial public offering (IPO) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased our common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that our registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against us are asserted under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against us, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, we, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against many of the individual defendants, including our officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including us, but denied the remainder of the motion as to the defendants. In June 2003, a special committee of our Board of Directors authorized us to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. On February 15, 2005, the court preliminarily approved the terms of the proposed settlement contingent on modifications to the proposed settlement. On August 31, 2005, the court approved the terms of the proposed settlement, as modified. The settlement is subject to class certification and final approval by the court. A hearing has been scheduled on April 24, 2006 for final approval. The proposed settlement would not require any settlement payment by Sonus, therefore Sonus does not expect that the settlement would have a material impact on its business or financial results.

Beginning in July 2002, several purchasers of our common stock filed complaints in the United States District Court for the District of Massachusetts against us, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (Class Action Complaints). The purchasers seek to represent a class of persons who purchased our common stock between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that we made false and misleading statements about our products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, we filed a motion to dismiss the Consolidated Amended Complaint on various grounds. On May 11, 2004, the court held oral argument on the motion, at the conclusion of which the court denied our motion to dismiss. The plaintiffs filed a motion for class certification on July 30, 2004, . On February 16, 2005, the court certified the class and appointed a class representative. On March 9, 2005, the court appointed the law firm of Moulton & Gans as lead counsel. After the court requested additional briefing on the adequacy of the class representative, the class representative withdrew. Lead counsel then filed a motion to substitute a new plaintiff as the class representative. On May 19, 2005 the court held a hearing on the motion and took the matter under advisement. On August 15, 2005, the court issued an order decertifying the class and requiring the parties to submit a joint report informing the court whether the cases have been settled and whether defendants would be seeking to recover attorney’s fees from the plaintiffs. On September 30, 2005, the plaintiffs filed motions to voluntarily dismiss their complaints with prejudice. On October 5, 2005, the court entered an order dismissing the cases. On October 21, 2005, the defendants filed a motion seeking the recovery of attorneys’ fees from plaintiffs. The plaintiffs have until December 5, 2005 to respond to the motion.

Beginning in February 2004, a number of purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts against us and certain of our current officers and directors. On June 28, 2004, the court consolidated the claims. On December 1, 2004, the lead plaintiff filed a consolidated amended complaint. The complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a), and 15 of the Securities Act of 1933, relating to our restatement of our financial results for 2001, 2002, and the first three quarters of 2003. Specifically, the complaint alleges that we issued a series of false or misleading statements to the market concerning our revenues, earnings, and financial condition. Plaintiffs contend that such statements caused our stock price to be artificially inflated. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period from March 28, 2002, through March 26, 2004. On January 28, 2005, we filed a motion to dismiss the Section 10(b) and 12(a) claims and joined the motion to dismiss the Section 11 claim filed by the individual defendants. On June 1, 2005, the court held a hearing on the motion and allowed the plaintiff to file an amended complaint. The plaintiff filed an Amended Complaint that included the same claims and substantially similar allegations as set forth in the prior Complaint. On September 12, 2005, the defendants filed motions to dismiss this Amended Complaint. The Court has scheduled a hearing on the motions for December 10, 2005. We believe that we have substantial legal and factual defenses to the claims, which we intend to pursue vigorously. There is no assurance we will prevail in defending these actions. A judgment or a settlement of the claims against the defendants could have a material impact of Sonus’ financial results.

In February 2004, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against us and certain of our officers and directors, naming us as a nominal defendant. Also in February 2004, two purported shareholder derivative lawsuits were filed in the business litigation session of the superior court of Suffolk County of Massachusetts against us and certain of our directors and officers, also naming us as a nominal defendant. The suits claim that certain of our officers and directors breached their fiduciary duties to our stockholders and to us. The complaints are derivative in nature and do not seek relief from us. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements or applicable Delaware law. On September 27, 2004, the state court granted our motion to dismiss. On October 26, 2004, the plaintiffs filed a notice appealing the state court’s dismissal of the actions. On June 24, 2005, the plaintiffs withdrew the appeal and dismissed the case with prejudice. In the federal actions, on June 28, 2004, the court consolidated and stayed the three actions. On October 12, 2004, the lead plaintiff filed a consolidated amended complaint. On June 1, 2005, the court held a hearing on the motion and allowed the plaintiff to file an amended complaint. On July 1, 2005, the plaintiff filed and amended complaint. The defendants renewed their motions to dismiss. The court has scheduled a hearing on the motions for December 10, 2005. There is no assurance we will prevail in defending these actions. Sonus does not expect these shareholder derivative claims will have a material impact on its financial results.

In December 2004, a purchaser of our common stock filed a complaint in the circuit court in Will County, Illinois, against us, one of our officers, and a former officer alleging misrepresentation and fraud in connection with the plaintiff’s purchase of our stock. The Complaint seeks unspecified damages. We filed a motion to dismiss the complaint. On May 5, 2005, the plaintiff filed an amended complaint. On October 26, 2005, the court held a hearing on the motion during which he dismissed the federal claims without prejudice and dismissed the state claims without prejudice and leave to refile within 28 days. If the plaintiff does not refile within 28 days then the state claims will be dismissed with prejudice. The court scheduled a status hearing for December 1, 2005. Sonus does not expect that this claim will have a material impact on its financial results.

Sonus includes standard intellectual property indemnification provisions in its product agreements in the ordinary course of business. Pursuant to Sonus’ product agreements, Sonus will indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by third parties with respect to Sonus’ products. Other agreements with Sonus’ customers provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by Sonus or its subcontractors. Historically, Sonus’ costs to defend lawsuits or settle claims relating to such indemnity agreements have been insignificant. Accordingly, the estimated fair value of these indemnification provisions is immaterial.

Item 6: Exhibits

Exhibit Number	Description
10.28	Office Lease Agreement, dated July 19, 2005, between Sonus Networks, Inc. and Pearson Fund III, L.P. with respect to property located at 1130 East Arapaho Road, Richardson, Texas.
10.29(a)	Employment letter dated August 11, 2005, by and between the Registrant and Paul K. McDermott.
31.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Sonus Networks, Inc. Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.
32.2	Certification of Sonus Networks, Inc. Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(a)           Incorporated by reference from the Registrant’s Form 8-K (file No. 000-30229) filed August 15, 2005 with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2005	SONUS NETWORKS, INC.
	By:	/s/ ELLEN B. RICHSTONE
Ellen B. Richstone
Chief Financial Officer (Principal Financial Officer)
SONUS NETWORKS, INC.
	By:	/s/ PAUL K. MCDERMOTT
Paul K. McDermott
Vice President of Finance, Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.28	Office Lease Agreement, dated July 19, 2005, between Sonus Networks, Inc. and Pearson Fund III, L.P. with respect to property located at 1130 East Arapaho Road, Richardson, Texas.
10.29(a)	Employment letter dated August 11, 2005, by and between the Registrant and Paul K. McDermott.
31.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Sonus Networks, Inc. Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.
32.2	Certification of Sonus Networks, Inc. Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.

(a)           Incorporated by reference from the Registrant’s Form 8-K (file No. 000-30229) filed August 15, 2005 with the SEC.