Form 10-K
period 2005-12-31
SONUS NETWORKS INC
filed 2006-03-14
CIK 1105472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30229

SONUS NETWORKS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	04-3387074
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification no.)

250 Apollo Drive, Chelmsford, Massachusetts 01824

(Address of principal executive offices, including zip code)

(978) 614-8100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒               Accelerated filer ☐               Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $935,000,000 based on the closing price for the Common Stock on the NASDAQ National Market on June 30, 2005. As of February 28, 2006, there were 250,336,250 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this report is incorporated by reference to specified portions of the Registrant’s definitive Proxy Statement to be issued in conjunction with the Registrant’s 2006 Annual Meeting of Shareholders, which is expected to be filed not later than 120 days after the Registrant’s fiscal year ended December 31, 2005.

PART I

ITEM 1.                BUSINESS.

This Form 10-K, as well as all other reports filed with or furnished to the Securities and Exchange Commission (SEC), are available free of charge through our Internet site (http://www.sonusnet.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Overview

We are a leading provider of voice infrastructure solutions for wireline and wireless service providers. Our products are a new generation of carrier-class switching equipment and software that enables voice services to be delivered over Internet protocol (IP) packet-based networks. Our target customers include both traditional and emerging communications service providers, including long distance carriers, local exchange carriers, Internet Service Providers, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers. IP packet-based networks, which transport traffic in small bundles, or “packets,” offer a significantly more flexible, cost-effective and efficient means for providing communications services than existing circuit-based networks, designed years ago to primarily deliver telephone calls.

Our suite of voice infrastructure solutions allows wireline and wireless operators to build converged voice over IP (VoIP) networks. Our products are built on the same principles outlined by the IP Multimedia Subsystem (IMS) architecture, as defined by the Third Generation Partnership (or 3GPP) program. This IMS architecture is being embraced by network operators globally as the common approach for building converged voice, data, wireline and wireless networks. The IMS architecture is based entirely on IP packets and the SIP protocol, which has been the foundation of our products since our formation.

Our IMS-based solution product suite includes the GSX9000™ Open Services Switch, GSX4000™ Open Services Switch,  SGX™ Signaling Gateway, the PSX™ Call Routing Server, the ASX Call Feature Server, the NBS Network Border Switch, the Sonus Insight™ Management System, and the IMX™ Application Platform. Our products, designed for deployment as the platform of a service provider’s voice network, can significantly reduce the cost to build and operate voice services compared to traditional alternatives. Moreover, our products offer a powerful and open platform for network operators to increase their revenues through the creation and delivery of new and innovative voice and data services. Our switching equipment and software can be rapidly and easily deployed, and readily expanded to accommodate growth in traffic volume. Our products also interoperate with network operators’ existing telephone infrastructure, allowing them to preserve the investment in their current networks.

We have been recognized by independent market research firms as the worldwide market share leader in several key segments of the carrier-class packet voice infrastructure equipment market. Our announced customers include many of the world’s major service providers including: ANI Networks, Alestra (Mexico), America Online, at&t, Bell South, China Netcom (CNC), Cingular, EarthLink, Epana, Fusion Communications (Japan), Global Crossing, IDT Communications, Interoute (Europe), Intrado, Jupiter Communications (JCOM) (Japan), KDDI (Japan), Level 3, Marcatel (Mexico), Masergy, My People, NetVision (Israel), NTT Communications (Japan), Nuvox, Powercom, Qwest, Ranger Wireless, Slovak Telecom (Slovakia), Softbank Broadband (Japan), T-Systems International (a division of Deutsche Telekom Group), Time Warner Telecom, Unefon (Mexico), USA Datanet, Verizon, Vistula, Vonage,

Webex and XO Communications. We sell our products principally through a direct sales force in the United States, Europe, the Middle East and Africa (EMEA), Japan and Asia-Pacific. We have expanded our access to new geographies and into new markets through our relationship with Motorola and regional channel partners. We also collaborate with our customers to identify and develop new advanced services and applications that they can offer to their customers.

Following a period of restricted spending by communications providers, the telecommunications industry witnessed growth in 2005 with the investment in new IP-based and wireless infrastructure technologies. Over the last two years, VoIP has been widely accepted as the protocol on which next generation networks will be built. While it remains uncertain as to the speed and extent of the adoption of carrier packet voice infrastructure products by large carriers, we believe that over time the market opportunity for packet voice solutions is substantial. Synergy Research Group projects that the market for service provider VoIP equipment and software will grow to approximately $3.2 billion in 2007. Our objective is to capitalize on our early technology and market lead and build a premier franchise in packet-based voice infrastructure solutions. The following are key elements of our strategy:

•       leverage our award-winning technology solutions to achieve key network operator design wins;

•       continue to extend our product platforms and systems from the core of the network to the access edge;

•       embrace the principles outlined by the Third Generation Partnership (3GPP) and leverage the compatibility of our product architecture and IMS;

•       support the convergence of wireline and wireless all IP networks;

•       expand and broaden our customer base by targeting specific market segments, including network border switching;

•       allow our customers to differentiate themselves by offering a sophisticated application development platform and service creation environment;

•       expand our global sales, marketing, support and distribution capabilities;

•       grow our base of software applications and development partners;

•       actively contribute to the standards definition and adoption process; and

•       pursue strategic acquisitions and alliances.

Industry Background

The public telephone network is an integral part of our everyday lives. For most of its history, the telephone industry has been heavily regulated, which has slowed the evolution of its underlying circuit-switching technologies and limited innovation in service offerings and the pricing of telephone services. Two global forces—deregulation and the expansion of the Internet—have revolutionized the public telephone network worldwide.

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

Simultaneously, the rapid adoption of the Internet and broadband connectivity has driven the dramatic growth of data traffic and the need for service providers to offer differentiated services to its customers. VoIP networks more efficiently fill available network bandwidth with packets of data and voice from many users. As the volume of data and voice traffic continues to increase with the growth of broadband access, service providers need to build large-scale, more efficient packet networks.

The Emergence of IMS

For the first time in the history of the telecommunications industry, both wireless and wireline network operators are converging on a standard architecture to deliver on this vision of a single communications network architecture. The IP Multimedia Subsystem, or IMS, architecture is a set of principles defined by the 3GPP program that describes a standard way of building telecommunication networks. In an IMS environment network switching elements are distributed and, applications, including voice, are entirely IP based.

We believe significant opportunities exist in uniting separate, parallel networks into a new integrated public network capable of transporting both voice and data traffic on wireless or wireline devices. IP architectures are more efficient at moving data, and more flexible and reduce equipment and operating costs. Enormous potential savings can be realized by converging voice and data networks and wireless and wireline, reducing network operating costs and eliminating redundant or overlapping equipment purchases. Also, combining traditional voice services with Internet or Web-based services in a single network is expected to enable new and powerful high-margin, revenue-generating service offerings such as voice virtual private networks (voice VPNs), one-number/follow-me services, unified messaging, conferencing, prepaid and postpaid card services and sophisticated call centers and other IP centrex services.

The public telecommunications network is large, highly complex and generates significant revenues, a substantial majority of which is derived from voice services. Given service providers’ substantial investment in, and dependence upon, traditional circuit-switched technology, their transition to VoIP and new IMS architectures will be gradual.

Requirements for voice infrastructure products for VoIP and IMS-based networks

Users demand high levels of quality and reliability from the public telephone network and service providers require a cost-efficient network that enables new revenue-generating services. As a result, leading carrier packet voice infrastructure products are being designed to meet some or all of the following requirements:

An IMS-ready architecture.   Increasingly, carriers recognize the benefit of voice infrastructure solutions that align with the IMS architecture and can serve as the foundation for building next-generation networks. The IMS architecture enables network operators to converge voice, video and other multimedia services to deliver innovative and compelling bundled solutions to consumers. Designed to standardize the delivery of IP services, IMS defines a standard that is distributed and supports interoperability among network components. Accordingly, solutions must allow service providers to seamlessly and cost-effectively migrate to the evolving IMS standards while maximizing their network investment by delivering converged multimedia services over their existing network.

Carrier-class performance.   Service providers operate complex, mission-critical networks demanding clear infrastructure requirements. These include extremely high reliability, quality and interoperability. For example, service providers typically require equipment that complies with their 99.999% availability standard.

Compatibility with standards and existing infrastructure.   New infrastructure equipment and software must support the full range of telephone network standards, including signaling protocols such as SS7 or ISDN and international signaling variants, and various physical interfaces such as T1 and E1. It must also support data networking protocols such as Internet protocol, or IP, and asynchronous transfer mode, or ATM, as well as telephony protocols such as SIP, SIP-I, SIP-T, MGCP and H.323. Infrastructure solutions must also seamlessly integrate with service providers’ existing operations support systems.

Scalability and density.   Carrier voice infrastructure solutions face challenging scalability requirements. Service providers’ central offices typically support tens or even hundreds of thousands of simultaneous calls. In order to be economically attractive, the new infrastructure must compare favorably with existing networks in terms of cost per port, space occupied, power consumption and cooling requirements.

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

The Sonus Solution

We develop, market and sell a comprehensive suite of IMS-ready voice infrastructure products with an architecture aligned with the principles of IMS that are purpose-built for the deployment and management of voice and data services over carrier packet networks. The Sonus solution consists of the following carrier-class products:

•       GSX9000 Open Services Switch;

•       GSX4000 Open Services Switch;

•       NBS Network Border Switch;

•       PSX Call Routing Server;

•       SGX Signaling Gateway;

•       ASX Feature Server;

•       IMX Application Platform; and

•       Sonus Insight Management System.

These products are designed to offer high reliability, toll-quality voice, improved economics, interoperability, rapid deployment and an open architecture enabling the design and implementation of new services and applications. Like the IMS architecture, our products are based on an open distributed

IP-based architecture. As shown in the following diagram, our existing products and products in development offer a IMS-ready solution:

Carrier-class performance.   Our products are designed to offer the highest levels of quality, reliability and interoperability, including:

•       full redundancy, enabling 99.999% availability;

•       voice quality equal or superior to today’s circuit-switched network;

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

Compatibility with industry standards and existing infrastructure.   Our products are designed to be compatible with applicable voice and data networking standards and interfaces, including:

•       SS7 and other telephone network signaling protocols, including international signaling variants, advanced services and simple call management and routing;

•       IP, ATM, Ethernet and optical data networking standards;

•       call signaling standards including SIP, SIP-I, SIP-T, MGCP and H.323 and others;

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

Cost effectiveness and high scalability.   The Sonus solution can be used to cost-effectively build packet-based switch configurations supporting a range from a few hundred calls to hundreds of thousands of simultaneous calls. In addition, the capital cost of our equipment is typically half that of traditional circuit-switched equipment. At the same time, our GSX  Family of Open Services Switches offers unparalleled density, requires significantly less space than needed by typical circuit-switching implementations and requires significantly less power and cooling. This makes possible a significant reduction in expensive central office facilities cost and allows service providers to deploy our equipment in locations where traditional circuit switches would not be an option given the limited space and environmental services.

The GSX Family Open Services Switch can create central office space savings as shown below.

IMS architecture and flexible platform.   Our solution architecture aligns with the basic principles defined by the IMS architecture that is being embraced by network operators globally as the common approach for next generation networks. Our solution is based on a software-centric design and a flexible platform, allowing for the rapid development of new products and services. New services may be developed by us, by network operators or by any number of third parties including software developers and systems integrators. The Sonus IMS architecture also facilitates the creation of services that were previously not possible on the circuit-switched network. In addition, we have partnered with a number of third-party application software developers in our Open Services Partner Alliancesm, or OSPAsm, to stimulate the growth of new applications available for our platform.

Ease of installation and deployment.   Our equipment and software can be installed and placed in service by our customers more quickly than circuit-switching equipment. By offering comprehensive testing, configuration and management software, we expedite the deployment process as well as the ongoing management and operation of our products. We believe that typical installations of our solution require just weeks of time from product arrival to final testing, thereby reducing the cost of deployment and speeding the time to market for new services.

The Sonus Strategy

Our objective is to capitalize on our early technology and market lead and build a premier franchise in packet-based carrier voice infrastructure solutions for wireline and wireless carriers. The following are key elements of our strategy:

Leverage our technology leadership to achieve key service provider design wins.   As one of the first companies to offer IMS-ready carrier-class packet voice infrastructure products, we have achieved key design wins with industry-leading service providers as they develop the architecture for their new voice networks. We expect service providers to select vendors that deliver leading technology and the ability to maintain that technology leadership. Our equipment is an integral part of the network architecture and achieving design wins will enable us to expand our business as these networks are deployed. We have been awarded projects by major service providers, including ANI Networks, Alestra (Mexico), America Online, at&t, Bell South, China Netcom (CNC), Cingular, EarthLink, Epana, Fusion Communications (Japan), Global Crossing, IDT Communications, Interoute (Europe), Intrado, Jupiter Communications (JCOM) (Japan), KDDI (Japan), Level 3, Marcatel (Mexico), Masergy, My People, NetVision (Israel), NTT Communications (Japan), Nuvox, Powercom, Qwest, Ranger Wireless, Slovak Telecom (Slovakia), Softbank Broadband (Japan), T-Systems International (a division of Deutsche Telekom Group), Time Warner Telecom, Unefon (Mexico), USA Datanet, Verizon, Vistula, Vonage, Webex and XO Communications. By working closely with our customers as they deploy these networks, we gain valuable knowledge regarding their requirements, positioning us to continue to develop product enhancements and extensions that address the evolving requirements of network operators globally.

Continue to extend our technology platform from the core of the network to the access edge.   Our robust and sophisticated technology platform has been designed to operate at the heart of the largest telecommunications networks in the world. The migration to VoIP began at the core of network operators’ network and is evolving toward the edge (or access segment) of their networks. From our leadership position in the trunking market, we are extending our reach by moving outward to the access segments of the network. We support multiple network operators’ applications in a single platform. These applications include long distance/international calling, tandem switching, network border switching, business PBX access, residential access, H.323 termination, direct voice over broadband and enhanced services. This approach will allow our customers to design and execute a coordinated migration and expansion strategy as they build entirely new networks or transition from their legacy circuit-switched infrastructure to a converged, IMS-ready architecture. We have deployed our ASX Feature Server to provide full-featured access functionality with  at&t, America Online, EarthLink and Marcatel.

Embrace the principles outlined by the 3GPP and deliver the industry’s most advanced IMS-ready product suite.   When Sonus was founded in 1997, a standard architecture for IP-based networks did not yet exist. In order to deliver on the full promise of IP-based technologies, we developed one. Today’s IMS architecture leverages many of the same principles that we used to develop our product framework. As a result, our customers do not need to undergo architectural upgrades to achieve IMS-compliance, but may stay current with emerging IMS protocols through software upgrades. In recognition of our leading position in IMS, Frost and Sullivan awarded us a 2005 Technology Innovation Award for our IMS solution.

Expand and broaden our customer base by targeting specific market segments, such as wireless operators.   We plan to leverage our early success to penetrate new customer segments. We believe new and incumbent service providers will build out their VoIP infrastructures at different rates. The next-generation service providers, who are relatively unencumbered by legacy equipment, have been among the initial purchasers of our equipment and software. Other newer entrants, including wireless operators, cable operators and Internet service providers, or ISPs, have also been early adopters of our products. Incumbents, including interexchange carriers, or IXCs, Regional Bell Operating Companies, or RBOCs, and international operators are also adopting packet voice technologies over time.

Assist our customers’ ability to differentiate themselves by offering the industry’s most sophisticated application development platform and service creation environment.   The competitive landscape in the communications industry has changed dramatically in the wake of the 1996 Telecommunications Act, the introduction of new technologies and the emergence of the IMS architecture. Today’s communications providers face unprecedented challenges attracting and retaining customers and driving revenue streams.

One approach to win new customers and foster loyalty among existing customers is to introduce new services that redefine how users communicate. Our technology drives down the cost of experimentation, stimulating new innovation. With IP-based technologies and our IMX Application Platform, our customers have powerful tools at their disposal for the development, integration, and deployment of exciting new services.

Expand our solutions to address emerging IP-based markets, such as network border switching.   To grow market presence and revenues through VoIP services, telecommunications providers are expanding their internetworking beyond time-division multiplexing (TDM) connections via IP. With IP Interconnect, service providers can quickly, effectively and flexibly deploy carrier-to-carrier connections as an alternative to TDM. IP Interconnect for carrier-to-premises applications enables advanced services, such as Voice-over-broadband (VoBB), allowing carriers to lower their costs and deploy new services while ensuring control and security. To address this emerging need, we deliver a comprehensive Network Border Switching solution that offers control over interconnection, while reducing cost and complexity. Our Network Border Switching solution supports a full range of IP signaling protocols including SIP, SIP-I, SIP-T and H.323 as well as fax interworking and codecs standards. We have sold our network border switching solution to several large service providers for deployment in their networks.

Expand our global sales, marketing, support and distribution capabilities.   Becoming the primary supplier of carrier packet voice infrastructure solutions will require a strong worldwide presence. We are broadening our sales, marketing, support and distribution capabilities to address this need. We have established offices throughout the United States, in China, India, Japan, Malaysia, Singapore, Germany, the Czech Republic, France, and in the United Kingdom. In addition, we have augmented our global direct sales effort with international distribution partners and with our global partner, Motorola. As a carrier-class solution provider, we are making a significant investment in professional services and customer support.

Grow our base of software applications and development partners.   We have established and promote a partner program, the Open Services Partner Alliance, or OSPA, which brings together a broad range of development partners to provide our customers with a variety of advanced services, application options and interoperability testing. Our OSPA partners, many of whom have completed interoperability testing with Sonus solutions, include application developers such as BayPackets, Broadsoft, Iperia, IP Unity, Pactolus and Sylantro Systems.

Actively contribute to the standards definition and adoption process.   To advance our technology and market leadership, we will continue to lead actively and contribute to standards bodies such as the IMS Forum, formerly the International Packet Communications Consortium (IPCC), the Internet Engineering Task Force and the International Telecommunications Union. The definition of standards for carrier packet voice infrastructure is in an early stage and we intend to drive these standards to meet the requirements for an open, accessible, scalable and powerful IMS infrastructure.

Pursue strategic acquisitions and alliances.   We intend to expand our products and services through selected acquisitions and alliances. These may include acquisitions of complementary products, technologies and businesses that further enhance our technology leadership or product breadth. We also believe that teaming with companies providing complementary products or services will enable us to bring greater value to our customers and extend our lead over competitors.

Sonus Products

GSX9000 Open Services Switch

The Sonus GSX9000 Open Services Switch enables voice traffic to be transported over packet networks. The GXX9000 is compliant with NEBS Level 3, the requirement for telecommunications equipment used in the North American Public Switched telecommunications network. Its carrier-class hardware is designed to provide 99.999% availability with no single point of failure offers optional full redundancy and full hot-swap capability and upgrade to replace boards without turning off the equipment. It is powered from -48VDC sources standard in central offices and attaches to the central office timing network. The basic building block of a GSX9000 is a shelf. Each shelf is 28” high, mounts in a standard 19” or 23” rack and provides 16 slots for server and adapter modules. The first two slots are reserved for management modules, while the other 14 slots may be used for any mix of other module types. It supports the following interfaces:

• T1; • T3; • E1; • OC3; • 100BaseT; • 1000BaseT; and • OC12c/STM-4.

The GSX9000 is designed to deliver voice quality equal, or superior, to that of the legacy circuit-switched public network. It is designed to support the multiple encoding schemes used in circuit switches such as G.711 and delivers a number of other voice compression algorithms. It also is designed to provide world-class echo cancellation, conforming to the latest G.168 standard, on every circuit port. It automatically disables echo cancellation when it detects a modem signal. The GSX9000 is also designed to minimize delay, further enhancing perceived voice quality. The GSX9000 scales to the very large configurations required by major service providers. A single GSX9000 shelf can support up to 22,000 simultaneous calls. A single GSX9000, consisting of multiple shelves, can support 100,000 or more simultaneous calls. The GSX9000 is designed to operate with our PSX Call Routing Server and with softswitches and network products offered by other vendors.

GSX4000 Open Services Switch

The GSX4000 Open Services Switch is designed to deliver carrier-class functionality, reliability and manageability. The GSX4000 was developed specifically for service providers to enable them to expand the reach of their core VoIP networks into new applications, new geographic regions or to deploy IP-based multimedia services. Based on the award-winning GSX9000, the GSX4000 allows service providers to cost-effectively extend the reach of their network boundaries with the same carrier-class functionality that is the hallmark of our products.

The GSX4000 allows service providers to realize the benefits of the GSX9000 on a platform that is right-sized for their immediate needs. By delivering the proven reliability of the GSX9000 in a smaller form factor, service providers are able to cost-effectively support a highly distributed subscriber base or create an initial presence in a large market. The GSX family provides an expansion path from several hundred ports to several million ports to meet the demand of the worldwide market. The GSX4000 was introduced with 24 T1/E1 interfaces. Further, by utilizing advanced digital signal processing (DSP) technology and software deployed extensively in service provider networks, the GSX4000 is purpose-built for deployments within service providers’ networks worldwide.

PSX Call Routing Server

The PSX Call Routing Server is the primary module of our IMS architecture and plays an integral role in all of our solutions. The PSX, which serves as the policy and database element in the IMS architecture, provides the network intelligence, including call control, service selection and routing. The PSX is based on a modular architecture that is designed for high performance and scalability, as well as interoperability with third-party gateways, devices and services. The PSX supports many industry protocols including SIP, SIP-I, SIP-T and H.323 for communications with a variety of IP network devices. By supporting the H.323 protocol, the PSX can control and access H.323-based gateways and networks. The PSX supports third-party application servers using the SIP protocol and third-party softswitches with the SIP-T and SIP-I protocols.

SGX Signaling Gateway

The SGX Gateway provides an integrated SS7 solution for Sonus’ IMS architecture. The SGX is a SS7/C7 signaling gateway that interconnects Sonus-based packet solutions with legacy SS7 networks. SS7/C7 signaling is the global standard for telecommunications procedures and protocol by which network elements in the public switched telephone network exchange information over a digital signaling network to effect wireless and wireline call setup, routing and control. The SGX Gateway is deployed on a NEBS-compliant computing platform with T1, E1 and V.35 interfaces and supports a variety of international signaling variants. The SGX Gateway can be deployed separately or with the GSX9000 and the PSX Server in configurations that meet a wide range of network requirements.

ASX Feature Server

The ASX Feature Server provides functionality that extends our IMS architecture to the access part of the network. The ASX is a call agent that handles call setup and basic call features. The ASX provides local area calling features for residential and enterprise markets and regulatory features such as emergency services and lawful intercept. The ASX connects to and can control a variety of network endpoints, such as Integrated Access Devices (IADs), gateways, next-generation Digital Loop Carriers (DLCs) and other IP endpoints. The ASX allows the same features to run over many different transport technologies including analog lines, Ethernet, voice over DSL, voice over cable or fixed wireless infrastructure. This flexibility enables a multitude of applications including residential access, cable access and business services such as Centrex and voice virtual private networks (VPNs). The ASX also enables new features available only on packet-based networks such as unified messaging, multi-media conferencing and desktop integration capabilities.

NBS Network Border Switch

With the proliferation of IP-based networks and industry convergence around IMS architectures, the ability to securely interconnect between networks is paramount. The Sonus Networks NBS (Network Border Switch) is based on the GSX product family and delivers secure connections to other carriers’ and enterprises’ IP networks. NBS is one of the only carrier-class solutions available today that provides IP-to-IP border control and PSTN media gateway capabilities—integrating security, session control and media control.

Sonus IMX Application Platform

The Sonus IMX Application Platform is a web-based multimedia environment that enables wireline and wireless service providers to develop, integrate, launch, and manage enhanced telecommunication applications and services. The IMX combines Internet and telephony application models, enabling the creation and delivery of voice, video, and data services in a scalable, standards-based platform. By providing the ability to integrate with a service provider’s wireline or wireless network, this platform facilitates the development of new revenue-generating applications, improves time to market, and streamlines the delivery of existing or third-party next-generation services.

Sonus Insight Management System

Sonus Insight is a complete, web-based management system designed to simplify the operation of carrier-class packet voice networks. Sonus Insight includes the Element Management System, or EMS, and the DataStream Integrator, or DSI, the Subscriber Management System, or SMS, the Network Traffic Manager, or NTM, and the Sonus Insight Developer’s Kit, that together provide comprehensive configuration, provisioning, security, alarm reporting, performance data and billing mediation capabilities. Sonus Insight integrates with service providers’ existing back-office systems, and offers many tools that enhance and consolidate management functions, allowing service providers to streamline many of today’s labor-intensive processes. Sonus Insight scales to support hundreds of switches and concurrent users, and is based on industry standards and protocols to facilitate management from any location worldwide.

Customer Support and Professional Services

We believe our comprehensive SonusCARE technical customer support and professional services capabilities are an important element of our solution for customers. SonusCARE covers the full network lifecycle: planning, design, installation and operations. We help our customers create or revise their business plans and design their networks and also provide the following:

•       turnkey network installation services;

•       system integration and testing;

•       24-hour technical support; and

•       educational services to customer personnel on the installation, operation and maintenance of our equipment.

We have technical assistance centers in Chelmsford, Massachusetts, Tokyo, Japan and the United Kingdom. The technical assistance centers provide customers with around-the-clock technical support, as well as periodic updates to our software and product documentation. We offer our customers a variety of service plans. We also have established customer test and support centers in Richardson, Texas and Bangalore, India, and are in the process of establishing a customer support center in Prague, Czech Republic.

A key differentiator of our support activities is our professional services group, many members of which hold advanced technical degrees in electrical engineering or related disciplines. We offer a broad range of professional services, including sophisticated network deployment, assistance with logistics and project management support. We also maintain a customer support laboratory in which customers can test the utility of our products for their specific applications and in which they can gain an understanding of the applications enabled by the converged network. Our approach to professional services is designed to ensure that our products are integrated into our customers’ networks to meet their specific needs and that these customers realize the maximum value from their networking technology investments. As of December 31, 2005, our customer support and professional services organization consisted of 172 employees.

Customers

Our target customer base includes long distance carriers, local exchange carriers, ISPs, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers. We have shipped products to customers including:  ANI Networks, Alestra (Mexico), America Online, at&t, Bell South, China Netcom (CNC), Cingular, EarthLink, Epana, Fusion Communications (Japan), Global Crossing, IDT Communications, Interoute (Europe), Intrado, Jupiter Communications (JCOM) (Japan), KDDI (Japan), Level 3, Marcatel (Mexico), Masergy, My People, NetVision (Israel),

NTT Communications (Japan), Nuvox, Powercom, Qwest, Ranger Wireless, Slovak Telecom (Slovakia), Softbank Broadband (Japan), T-Systems International (a division of Deutsche Telekom Group), Time Warner Telecom, Unefon (Mexico), USA Datanet, Verizon, Vistula, Vonage, Webex and XO Communications.

For the year ended December 31, 2005, one customer contributed 28% of our revenues. For the year ended December 31, 2004, two customers contributed an aggregate of 29% of our revenues. For the year ended December 31, 2003, four customers contributed an aggregate of 57% of our revenues. As a result of the dynamic and challenging business environment in the telecommunications industry, many service providers, including some of our customers, have experienced financial difficulties, restructuring of their businesses or bankruptcies; while others are in the process of being acquired or making significant acquisitions.

Sales and Marketing

We sell our products principally through a direct sales force and, in some markets, through or with the assistance of distributors and resellers, such as China Putian (China), IBIL (Malaysia), Nissho Electronics Corporation (Japan), NK Networks (Germany), PT Abhimata Citra Abadi (Indonesia), Samsung Corporation (Korea), Sumitomo Corporation (Japan), and TNN (Israel). In February 2004, we established an original equipment manufacturer relationship with Motorola, Inc., whereby the GSX9000 has been integrated with the Motorola SoftSwitch, creating a next generation switching platform for wireless carriers around the world. We intend to establish additional relationships with selected original equipment manufacturers and other marketing partners in order to serve particular markets or geographies and provide our customers with opportunities to purchase our products in combination with related services and products.

As of December 31, 2005, our sales and marketing organization consisted of 126 employees, of whom 36 were located in our corporate headquarters and 90 were located in sales and support offices in the United States and around the world.

Research and Development

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology into new products and maintaining comprehensive product and service offerings. Our research and development process is driven by the availability of new technology, market data and customer feedback. We have invested significant time and resources in creating a structured process for undertaking all product development projects. In 2005, we delivered product enhancements in our trunking and access products, voice over broadband, network border switching, wireless and network management. We are developing and plan to introduce new products to address market and customer needs. Our research and development expenses were $46.4 million, $36.2 million and $32.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

We have assembled a team of highly skilled engineers with significant telecommunications and networking industry experience. Our engineers have experience in, and have been drawn from, leading wireline and wireless telecommunications equipment suppliers, computer data networking and multimedia companies. As of December 31, 2005, we had 327 employees responsible for research and development, of which 296 were software and quality assurance engineers and 31 were hardware engineers. Our engineering effort is focused on wireless product development, new applications and network access features, new network interfaces, improved scalability, interoperability, quality, reliability and next generation technologies. We maintain research and development offices in Massachusetts, New Jersey, Texas and Virginia in the United States, Swindon, United Kingdom and Bangalore, India. We have recently established a technology development center in Bangalore, India. We have made, and intend to continue to make, a substantial investment in research and development.

Competition

The market for carrier packet voice infrastructure solutions is intensely competitive worldwide, subject to rapid technological change and significantly affected by new product introductions, changing customer demands, industry consolidation and other market activities of industry participants. We expect competition to persist and intensify in the future. Our primary sources of competition include vendors of networking and telecommunications equipment, such as Cisco Systems, Ericsson, Lucent Technologies, NEC, Nortel Networks and Siemens. Some of our competitors have significantly greater financial resources than we do and are able to devote greater resources to the development, promotion, sale and support of their products. In addition, these competitors have more extensive customer bases and broader customer relationships than we do, including relationships with our potential customers. Other smaller and typically private companies are also focusing on similar market opportunities.

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

Intellectual Property

Our success and ability to compete are dependent on our ability to develop and maintain our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We presently hold eight U.S. patents with expiration dates ranging from April 2016 through January 2024, and have thirteen patent applications pending in the United States, three of which are provisional. In addition, we hold four foreign patents, each of which expires in June 2019, and have fourteen patent applications pending abroad. We cannot be certain that additional patents will be granted based on these pending applications. We seek to protect our intellectual property by:

•       protecting our source code for our software, documentation and other written materials under trade secret and copyright laws;

•       licensing our software pursuant to signed license agreements, which impose restrictions on others’ ability to use our software; and

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

Manufacturing

Currently, we outsource the manufacturing of our products. Our contract manufacturers provide comprehensive manufacturing services, including assembly and certain tests of our products and procurement of materials on our behalf. We believe that outsourcing our manufacturing will enable us to conserve working capital, better adjust manufacturing volumes to meet changes in demand and more quickly deliver products. At present, we purchase products from our outside contract manufacturers on a purchase order basis.

In 2006, we intend to consolidate our manufacturing to a single contract manufacturer. We also intend to move our contract manufacturing to a lower cost, offshore facility, which we expect will lower the cost of our manufacturing. As of December 31, 2005, we had 23 employees responsible for manufacturing, purchasing, final testing and assembly.

Employees

As of December 31, 2005, we had a total of 719 employees, including 327 in research and development, 126 in sales and marketing, 172 in customer support and professional services, 23 in manufacturing, 36 in finance and 35 in administration. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

Additional Information

We were incorporated on August 7, 1997 as a Delaware corporation. Our principal executive offices are located at 250 Apollo Drive, Chelmsford, Massachusetts 01824. Our telephone number is 978-614-8100 at our principal executive offices.

ITEM 1A.        RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below before buying our common stock. If any of the following risks actually occurs, the trading price of our common stock could decline and you may lose all or part of your investment.

We have identified material weaknesses in our internal control over financial reporting, which, if not remedied effectively, could have an adverse effect on the trading price of our common stock and otherwise seriously harm our business.

We have taken and continue to take significant steps to improve our overall control over financial reporting. In 2005, we remediated 7 of 10 material weaknesses in our internal control over financial reporting that we had reported as of December 31, 2004. However, there is additional work and focus required to address remaining deficiencies in some of these areas. Management has concluded that our internal control over financial reporting continue to have certain material weaknesses as of December 31, 2005 and that our disclosure controls and procedures are ineffective. These certain weaknesses could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. These effects could in turn adversely affect the trading price of our common stock. Prior to the remediation of these remaining material weaknesses, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or fraud or facilitate the fair presentation of our financial statements, SEC reporting or other disclosures.

Failure or circumvention of our controls and procedures could seriously harm our business.

We have made significant changes in our internal control over financial reporting and our disclosure controls and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. The failure or circumvention of our controls, policies and procedures could have a material adverse effect on our business, results of operations and financial position.

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

In 2004, we were not current in our SEC filings and, as a result our common stock was delisted from the NASDAQ National Market for a short period of time.

If we are unable to remain current in our SEC filings, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans), or pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors.” In addition, our affiliates will not be able to sell our securities pursuant to Rule 144 under the Securities Act. Finally, we will not be eligible to use a “short form” registration statement on Form S-3 for a period of 12 months after the time we become current in our filings and we will lose our status as a “well known seasoned issuer,” including the registration advantages associated with such status. These restrictions may impair our ability to raise capital in the public markets should we desire to do so, and to attract and retain key employees.

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

To date, we have shipped our products to a limited number of customers. We expect that in the foreseeable future, the majority of our revenues will continue to depend on sales of our products to a limited number of customers. One customer contributed more than 10% of our revenues for fiscal 2005, which represented an aggregate of 28% of total revenues. Two and four customers each contributed more than 10% of our revenues for fiscal 2004 and 2003, respectively, which represented an aggregate of 29% and 57% of total revenues, respectively. Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by:

•       acquisitions of or by our customers;

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

From our inception through the year 2000, the telecommunications market experienced rapid growth spurred by a number of factors, including deregulation in the industry, entry of a large number of new emerging service providers, growth in data traffic and the availability of significant capital from the financial markets. Commencing in 2001, the telecommunications industry experienced a reversal of some of these trends, marked by dramatic reductions in capital expenditures, financial difficulties, and, in some cases, bankruptcies of service providers. These conditions caused a substantial, unexpected reduction in demand for telecommunications equipment, including our products.

We expect some of the developments described above to continue to affect our business in the following manner:

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

Large telecommunications providers have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may require us to develop additional features and require penalties for failure to deliver such features. As we seek to sell more products to this class of customer, we may be required to agree to such terms and conditions, which may affect the timing of revenue recognition and amount of deferred revenues and may adversely affect our financial position in the applicable period affected.

We rely on distribution partners to sell our products in certain markets, and disruptions to or our failure to effectively develop and manage our distribution channel and the processes and procedures that support it could adversely affect our ability to generate revenues from the sale of our products in those markets.

Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added reseller and distribution partners. A portion of our revenues is derived through distributors, many of which sell competitive products. Our revenues depend in part on sales by these distributors. The loss of or reduction in sales by these distributors could materially reduce our revenues. If we fail to maintain relationships with these distribution partners, fail to develop new relationships with distributors in new markets, fail to manage, train, or provide incentives to existing distributors effectively or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results could suffer.

In addition, we recognize a portion of our revenue based on a sell-through model using information provided by our distributors. If those distributors provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely affected.

We may face risks associated with our international expansion that could impair our ability to grow our revenues abroad.

International revenues, primarily attributable to Japan and Europe, were approximately $47.8 million for fiscal 2005, and we intend to expand our sales in international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues. We have limited experience marketing, distributing and supporting our products internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including:

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

•       potentially adverse tax consequences; and

•       political and economic instability.

We may not sustain profitability.

We have incurred significant losses since inception and, as of December 31, 2005, had an accumulated deficit of $775.7 million. Although we achieved profitability on an annual basis in fiscal 2005 and 2004, we incurred a net loss in the first and third quarters of fiscal 2005 and may incur additional losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to return to or sustain profitability.

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

•       consolidation within the telecommunications industry, including acquisitions of or by our customers; and

•       the application of complex revenue recognition accounting rules to our customer arrangements.

As with other telecommunications product suppliers, we may recognize a portion of our revenue in a given quarter from sales booked and shipped in the last weeks of that quarter. As a result, delays in customer orders may result in delays in shipments and recognition of revenue beyond the end of a given quarter.

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

Competition in the telecommunications market is intense. This market has historically been dominated by large companies, such as Alcatel, Lucent Technologies, NEC, Nortel Networks, Siemens and Ericsson, all of which are our direct competitors. We also face competition from other large telecommunications and networking companies, including Cisco Systems, some of which have entered our market by acquiring companies that design competing products. Because this market is rapidly evolving, additional competitors with significant financial resources may enter these markets and further intensify competition.

Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial and other resources. Further, some of our competitors sell significant amounts of other products to our current and prospective customers and have the ability to offer lower prices to win business. Our competitors’ broad product portfolios, coupled with already existing relationships, may cause our customers to buy our competitors’ products or harm our ability to attract new customers.

To compete effectively, we must deliver innovative products that:

•       provide extremely high reliability and voice quality;

•       scale easily and efficiently;

•       interoperate with existing network designs and other vendors’ equipment;

•       provide effective network management;

•       are accompanied by comprehensive customer support and professional services;

•       provide a cost-effective and space efficient solution for service providers; and

•       meet price competition from low cost equipment providers.

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

•       increased service, support and warranty costs and a diversion of development resources; and

•       network performance penalties.

We have experienced changes in our senior management which could affect our business and operations.

We have made significant changes in our senior management team, including the hiring of a new Vice President of Engineering in January 2006, a new Vice President, Corporate Controller and Principal Accounting Officer in August 2005, a Vice President of Internal Operations in March 2005, and a new Chief Financial Officer in January 2005. Because of these significant changes, our management team may not be able to work together effectively to successfully develop and implement our business strategies and financial operations. In addition, management will need to devote significant attention and resources to preserve and strengthen relationships with employees, customers and the investor community. If our new management team is unable to achieve these goals, our ability to grow our business and successfully meet operational challenges could be impaired.

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

We may become subject to employment claims in connection with employee terminations. In addition, companies in our industry whose employees accept positions with competitors may claim that their competitors have engaged in unfair hiring practices. These claims may result in material litigation. We could incur substantial costs defending ourselves or our employees against those claims, regardless of their merits. In addition, defending ourselves from those types of claims could divert our management’s attention from our operations. If we are found liable in connection with any employment claim, we may incur significant costs that could adversely impact our financial position and results of operations.

We depend upon contract manufacturers and any disruption in these relationships may cause us to fail to meet the demands of our customers and damage our customer relationships.

We rely on a small number of contract manufacturers to manufacture our products according to our specifications and to fill orders on a timely basis. Our contract manufacturers provide comprehensive manufacturing services, including assembly and certain tests of our products and procurement of materials. Each of our contract manufacturers also builds products for other companies and may not always have sufficient quantities of inventory available to fill our orders or may not allocate their internal resources to fill these orders on a timely basis. We do not have long-term supply contracts with our manufacturers and they are not required to manufacture products for any specified period. We do not have internal manufacturing capabilities to meet our customers’ demands. Qualifying a new contract manufacturer and commencing commercial scale production is expensive and time consuming and could result in a significant interruption in the supply of our products. If a change in contract manufacturers results in delays in our fulfillment of customer orders or if a contract manufacturer fails to make timely delivery of orders, we may lose revenues and suffer damage to our customer relationships. In 2006, we intend to consolidate our manufacturing to a single contract manufacturer. We also intend to move our contract manufacturing to a lower cost, offshore facility. If we do not manage this consolidation effectively, these consolidation activities could result in the disruption in the supply of our products and in delays in our fulfillment of customer orders.

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

•       reduce significantly our cash and investments;

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

•       potential loss of key employees, particularly those of the acquired organizations; and

•       integration of internal controls and financial systems.

We may be unable to successfully integrate any products, technologies, businesses or personnel that we might acquire in the future without significant costs or disruption to our business.

Recent rulemaking by the Financial Accounting Standards Board requires us to expense equity compensation given to our employees and may reduce our ability to effectively utilize equity compensation to attract and retain employees.

We historically have used stock options as a significant component of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. The Financial Accounting Standards Board has adopted changes that require companies to record a charge to earnings for employee stock option grants and other equity incentives effective January 1, 2006, which we have adopted. By causing us to incur significantly increased compensation costs, such accounting changes may cause us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel.

In addition, in order to eliminate the compensation expense associated with unvested employee stock options with an exercise price of $4.00 or greater, in December 2005, we accelerated the vesting on the majority of these options (see Note 1 (l) to the Consolidated Financial Statements.)  The acceleration of these unvested options may affect our ability to retain key personnel.

Regulation of the telecommunications industry could harm our operating results and future prospects.

The telecommunications industry is highly regulated and our business and financial condition could be adversely affected by the changes in the regulations relating to the telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or delivery of voice services on IP networks. We could be adversely affected by regulation of IP networks and commerce in any country where we operate, including the United States. Such regulations could include matters such as voice over the Internet or using Internet protocol, encryption technology, and access charges for service providers. The adoption of such regulations could decrease demand for our products, and at the same time increase the cost of selling our products, which could have a material adverse effect on our business, operating results and financial position.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

We do not have any unresolved comment letters from the SEC staff.

ITEM 2.                PROPERTIES.

Our corporate headquarters is located in a leased facility in Chelmsford, Massachusetts, consisting of 144,000 square feet under a sublease that expires in January 2007. We have additional facilities in Littleton, Massachusetts, consisting of 9,000 square feet under a sublease that expires in December 2008, in Richardson, Texas, consisting of 27,000 square feet under a lease expiring in October 2010 and in Bangalore, India, consisting of approximately 16,000 square feet under a lease expiring in January 2008. We also lease short-term office space in Colorado, New Jersey, Virginia, China, Czech Republic, France, Germany, Hong Kong, Japan, Malaysia, Singapore and the United Kingdom. We believe our existing facilities are adequate for our current needs and that suitable additional space will be available as needed.

In February 2006, we entered into a lease to move our corporate headquarters to Westford, Massachusetts. The facility consists of 130,000 square feet with the lease expiring in July 2012. We expect to move to the Westford building in January 2007.

ITEM 3.                LEGAL PROCEEDINGS.

In November 2001, a purchaser of our common stock filed a complaint in the United States District Court for the Southern District of New York against us, two of our officers and the lead underwriters alleging violations of the federal securities laws in connection with our initial public offering (IPO) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased our common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that our registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against us are asserted under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against us, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, we, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against many of the individual defendants, including our officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss the Section 10(b) claims against certain defendants including us, but denied the remainder of the motion as to the defendants. In June 2003, a special committee of our Board of Directors authorized us to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. On February 15, 2005, the court preliminarily approved the terms of the proposed settlement contingent on modifications to the proposed settlement. On August 31, 2005, the court approved the terms of the proposed settlement, as modified. The settlement is subject to class certification and final approval by the court. A hearing has been scheduled on April 24, 2006 for final approval. The proposed settlement would not require any settlement payment by Sonus, therefore Sonus does not expect that the settlement would have a material impact on its business or financial results.

Beginning in July 2002, several purchasers of our common stock filed complaints in the United States District Court for the District of Massachusetts against us, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (Class Action Complaints). The purchasers seek to represent a class of persons who purchased our common stock between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that we made false and misleading statements about our products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, we filed a motion to dismiss the Consolidated Amended Complaint on various grounds. On May 11, 2004, the court held oral argument on the motion, at the conclusion of which the court denied our motion to dismiss. The plaintiffs filed a motion for class certification on July 30, 2004. On February 16, 2005, the court certified the class and appointed a class representative. On March 9, 2005, the court appointed lead counsel. After the court requested additional briefing on the adequacy of the class representative, the class representative withdrew. Lead counsel then filed a motion to substitute a new plaintiff as the class representative. On May 19, 2005, the court held a hearing on the motion and took the matter under advisement. On August 15, 2005, the court issued an order decertifying the class and requiring the parties to submit a joint report informing the court whether the cases have been settled and whether defendants would be seeking to recover attorney’s fees from the plaintiffs. On September 30, 2005, the plaintiffs filed motions to voluntarily dismiss their complaints with prejudice. On October 5, 2005, the court entered an order dismissing the cases. On October 21, 2005, the defendants filed a motion seeking the recovery of attorneys’ fees from plaintiffs. The plaintiffs have opposed the motion. No hearing date has been scheduled.

On January 6, 2006, a purchaser of our common stock filed a complaint in the United States District Court for the District of Massachusetts that is essentially identical to the Class Action Complaints previously filed against the defendants. At least one other purchaser has filed an identical complaint. We have not yet responded to the complaint. There is no assurance we will prevail in defending these actions. A judgment or a settlement of the claims against the defendants could have a material impact on Sonus’ financial results. It is too early to determine the ultimate outcome or potential range of loss, if any.

Beginning in February 2004, a number of purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts against us and certain of our current officers and directors. On June 28, 2004, the court consolidated the claims. On December 1, 2004, the lead plaintiff filed a consolidated amended complaint. The complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a), and 15 of the Securities Act of 1933, relating to our restatement of our financial results for 2001, 2002, and the first three quarters of 2003. Specifically, the complaint alleges that we issued a series of false or misleading statements to the market concerning our revenues, earnings, and financial condition. Plaintiffs contend that such statements caused our stock price to be artificially inflated. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period from March 28, 2002, through March 26, 2004. On January 28, 2005, we filed a motion to dismiss the Section 10(b) and 12(a) claims and joined the motion to dismiss the Section 11 claim filed by the individual defendants. On June 1, 2005, the court held a hearing on the motion and allowed the plaintiff to file an amended complaint. The plaintiff filed an Amended Complaint that included the same claims and substantially similar allegations as set forth in the prior Complaint. On September 12, 2005, the defendants filed motions to dismiss this Amended Complaint. On December 10, 2005, the Court held a hearing on the motions and took the matter under advisement. We believe that we have substantial legal and factual defenses to the claims, which we intend to pursue vigorously. There is no assurance we will prevail in defending these actions. A judgment or a settlement of the claims against the defendants could have a material impact of Sonus’ financial results. It is too early to determine the ultimate outcome or potential range of loss, if any.

In February 2004, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against us and certain of our officers and directors, naming us as a nominal defendant. Also in February 2004, two purported shareholder derivative lawsuits were filed in the business litigation session of the superior court of Suffolk County of Massachusetts against us and certain of our directors and officers, also naming us as a nominal defendant. The suits claim that certain of our officers and directors breached their fiduciary duties to our stockholders and to us. The complaints are derivative in nature and do not seek relief from us. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements or applicable Delaware law. On September 27, 2004, the state court granted our motion to dismiss. On October 26, 2004, the plaintiffs filed a notice appealing the state court’s dismissal of the actions. On June 24, 2005, the plaintiffs withdrew the appeal and dismissed the case with prejudice. In the federal actions, on June 28, 2004, the court consolidated and stayed the three actions. On October 12, 2004, the lead plaintiff filed a consolidated amended complaint. On June 1, 2005, the court held a hearing on the motion and allowed the plaintiff to file an amended complaint. On July 1, 2005, the plaintiff filed and amended complaint. The defendants renewed their motions to dismiss. On December 10, 2005, the court held a hearing on the motions and took the matter under advisement. There is no assurance we will prevail in defending these actions. Sonus does not expect these shareholder derivative claims will have a material impact on its financial results.

In December 2004, a purchaser of our common stock filed a complaint in the circuit court in Will County, Illinois, against us, one of our officers, and a former officer alleging misrepresentation and fraud in connection with the plaintiff’s purchase of our stock. The Complaint seeks unspecified damages. We filed a motion to dismiss the complaint. On May 5, 2005, the plaintiff filed an amended complaint. On October 26, 2005, the court held a hearing on the motion during which it dismissed the federal claims without prejudice and dismissed the state claims without prejudice. On November 23, 2005, the plaintiff filed a second amended complaint with essentially the same allegations as in the prior complaints. The defendants renewed their motions to dismiss with respect to the second amended complaint. On March 9, 2006, the court held a hearing on the defendants’ motions during which he entered an order dismissing the second amended complaint with prejudice.

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

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 2005 Annual Meeting of Shareholders of Sonus Networks, Inc. was held on October 12, 2005 at the Radisson Hotel Chelmsford, 10 Independence Drive in Chelmsford, Massachusetts 01824. Of the 248,820,513 shares outstanding as of August 23, 2005, the record date, 222,464,463 shares (89%) were present or represented by proxy at the meeting. The only proposal before the Annual Meeting was the election of directors.

The table below presents the results of the election to our board of directors:

Nominee	Votes For	Votes Withheld
Hassan M. Ahmed	221,382,611	1,081,852
John P. Cunningham	218,638,976	3,825,487
Paul J. Severino	215,030,529	7,433,934

The terms for Edward T. Anderson, Howard E. Janzen and Albert A. Notini expire in 2006; and the term for H. Brian Thompson expires in 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth our executive officers and their respective ages and positions as of January 31, 2006:

Name	Age	Position
Hassan M. Ahmed	48	Chief Executive Officer and Chairman of the Board of Directors
Albert A. Notini	48	President, Chief Operating Officer and Director
Ellen B. Richstone	54	Chief Financial Officer
Steve Edwards	47	Vice President and Chief Marketing Officer
Paul K. McDermott	44	Vice President of Finance, Corporate Controller and Chief Accounting Officer
Gary A. Rogers	50	Vice President of Worldwide Sales

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

Albert A. Notini has been our President and Chief Operating Officer since April 2004 and a director since March 2003. Until becoming President and Chief Operating Officer in April 2004, Mr. Notini also served as chairman of the board’s audit committee. Mr. Notini served as a director and the Chief Financial Officer of Manufacturers’ Services Limited, a global electronics and supply chain services company, from October 2000 to March 2004. Manufacturers Services Limited was acquired by Celestica Inc. in March 2004. He joined Manufacturers’ Services Limited in May 2000 as Executive Vice President, Business Development and General Counsel and served in that capacity until October 2000. From January 1999 to June 1999, Mr. Notini was the Executive Vice President, Corporate Development and Administration and General Counsel of Wang Global, a worldwide provider of network services. Wang Global was acquired by Getronics NV in June 1999 and Mr. Notini served as Executive Vice President of Getronics until February 2000. He joined Wang Global in February 1994 as Senior Vice President and General Counsel. Prior to joining Wang, he was a Senior Partner at Hale and Dorr LLP, a law firm now known as Wilmer Cutler Pickering Hale and Dorr LLP. Mr. Notini has a B.A. from Boston College, an M.A. from Boston University and a J.D. from Boston College Law School.

Ellen B. Richstone joined as our Chief Financial Officer in January 2005. From December 2002 to January 2005, Ms. Richstone was President and Chief Executive Officer of Entrepreneurial Resources Group, an international professional services firm that provides operational and financial services. From 1998 to November 2002, Ms. Richstone was the Senior Vice President, Finance & Administration and Chief Financial Officer of Brooks Automation, Inc., a worldwide manufacturer of automation hardware and software for the semiconductor industry. Prior to that, she also served as the CFO of several other technology corporations, including Augat, Inc., Rohr Aerospace, and Honeywell Bull. Additionally,

Ms. Richstone has held executive positions with Data General Corporation and Polaroid Corporation. Ms. Richstone holds a bachelor’s degree from Scripps College and a master’s degree of international affairs and a master’s degree of law and diplomacy with a specialty in international business law from the Fletcher School of Law and Diplomacy at Tufts University. She also holds an advanced professional certificate in finance from the New York University’s Stern School of Business. She serves on the board of directors of American Power Conversion Corp and also on its audit committee as the audit committee financial expert, and a member of the compensation committee. She also serves on the board of directors of Blueshift Technology, a venture-backed start-up, and also is the chairman of the audit committee.

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

Paul K. McDermott has been our Vice President, Finance and Corporate Controller since August 2005. From 2002 to 2005, Mr. McDermott was the Chief Financial Officer, Treasurer and Secretary at Network Intelligence Corporation, a provider of appliance-based security event management products. From 1999 to 2002, he served as the Chief Financial Officer, Vice President of Finance & Administration, Treasurer and Secretary of Firepond, a provider of interactive sales software solutions. Mr. McDermott holds a bachelors degree in accounting from Duquesne University and an M.B.A. from the University of Pittsburgh.

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

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the NASDAQ National Market under the symbol “SONS.” All companies listed on the NASDAQ National Market are required to comply with certain continued listing standards.

The following table sets forth, for the time periods indicated, the high and low sales prices of our common stock as reported on the NASDAQ National Market.

	High	Low
Fiscal 2005:
First quarter	$6.43	$4.12
Second quarter	5.08	3.16
Third quarter	5.80	4.50
Fourth quarter	5.99	3.54
Fiscal 2004:
First quarter	$10.00	$3.65
Second quarter	5.64	3.45
Third quarter	6.36	2.94
Fourth quarter	7.02	4.70

We have never declared or paid cash dividends and have no present intention to pay cash dividends in the foreseeable future. At January 31, 2006, there were 654 holders of record of our common stock.

ITEM 6.                SELECTED FINANCIAL DATA.

The following selected consolidated financial data of Sonus should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements included elsewhere in this report.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$194,610	$170,738	$93,210	$93,917	$128,800
Cost of revenues(1)	77,520	50,567	37,909	51,576	62,778
Gross profit	117,090	120,171	55,301	42,341	66,022
Operating expenses:
Research and development(1)	46,385	36,174	32,190	44,591	63,896
Sales and marketing(1)	44,246	34,969	23,169	27,786	40,876
General and administrative(1)	26,848	24,595	10,475	5,248	12,827
Stock-based compensation	20	671	3,418	16,871	74,132
Amortization of goodwill and purchased intangible assets	—	2,402	2,408	4,229	70,551
Write-off of goodwill and purchased intangible assets	—	—	—	10,950	392,387
Restructuring charges, net	—	—	—	7,739	7,321
In-process research and development	—	—	—	—	44,600
Total operating expenses	117,499	98,811	71,660	117,414	706,590
(Loss) income from operations	(409)	21,360	(16,359)	(75,073)	(640,568)
Interest income, net	9,388	3,804	1,525	1,318	4,949
Income (loss) before income taxes	8,979	25,164	(14,834)	(73,755)	(635,619)
Provision for income taxes	611	687	302	86	—
Net income (loss)	$8,368	$24,477	$(15,136)	$(73,841)	$(635,619)
Net income (loss) per share(2):
Basic and diluted	$0.03	$0.10	$(0.07)	$(0.39)	$(3.68)
Shares used in computing net income (loss) per share(2):
Basic	248,584	245,830	220,696	191,008	172,905
Diluted	253,024	253,816	220,696	191,008	172,905

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, marketable debt securities and long-term investments	$314,241	$313,105	$305,392	$118,138	$125,013
Working capital	280,698	271,584	260,962	60,946	81,895
Total assets	456,557	393,828	358,424	153,517	216,206
Long-term deferred revenue, net of current portion	34,561	25,960	24,302	8,024	3,942
Long-term liabilities, net of current portion	485	613	829	3,293	1,289
Convertible subordinated note	10,000	10,000	10,000	10,000	10,000
Total stockholders’ equity	280,165	265,040	234,435	56,421	110,566

(1)          Excludes non-cash, stock-based compensation expense as follows:

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Cost of revenues	$—	$18	$45	$235	$1,304
Research and development	—	240	1,180	8,930	42,764
Sales and marketing	20	311	1,542	4,941	17,968
General and administrative	—	102	651	2,765	12,096
	$20	$671	$3,418	$16,871	$74,132

(2)          See Note 1 (n) to our consolidated financial statements for an explanation of the method of calculation.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this report. The following discussion contains forward looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of a number of factors, including the risks discussed in Item 1A. “Risk Factors” and elsewhere in this report.

Overview

We are a leading supplier of packet voice infrastructure solutions for wireline and wireless service providers. Our products are a new generation of carrier class switching equipment and software that enable voice services to be delivered over packet-based networks. Our voice solutions allow wireline and wireless operators to build converged networks based on the same principles as IMS, which is becoming the common standard for constructing next generation networks.

We began shipping product to customers during the fourth quarter of fiscal 1999 and recorded our first revenues of $51.8 million in fiscal 2000 and revenues of $128.8 million in fiscal 2001, $93.9 million in fiscal 2002, $93.2 million in fiscal 2003, $170.7 million in fiscal 2004 and $194.6 million in fiscal 2005. Significant declines in capital spending by telecommunications service providers, and financial difficulties, including in some cases bankruptcies, experienced by certain emerging service providers, including some of our customers, contributed to the reduction in our revenues in 2002 relative to the prior year. In response to the unfavorable economic conditions, commencing in the third quarter of fiscal 2001 and continuing through fiscal 2002, we implemented restructuring plans designed to reduce expenses and align our cost structure with our revised business outlook. The restructuring plans included worldwide workforce reductions, consolidation of excess facilities and the write-off of excess inventory and purchase commitments. In 2003, the challenging business environment in the telecommunications industry continued to affect the spending by service providers for products such as those we offer.

In 2004 and continuing through 2005, there was increased interest and activity in the market for packet-based voice infrastructure products. This has shown in our order activity as we achieved record orders in the fourth quarter of fiscal 2004 and on an annual basis in fiscal 2005 as orders exceeded revenue. While it remains uncertain as to the speed and extent of the adoption of carrier packet voice infrastructure products by large carriers, we believe that over time the market opportunity for packet voice solutions is substantial. For fiscal 2005, revenues were $194.6 million compared to $170.7 million in fiscal 2004, reflecting continuing improvements in the market for packet-based voice infrastructure products, as well as increased service revenues resulting from a growing installed base of our products.

We sell our products primarily through a direct sales force and, in some markets, through or with the assistance of resellers and distributors. Customers’ decisions to purchase our products to deploy in commercial networks involve a significant commitment of resources and a lengthy evaluation, testing and product qualification process. We believe our revenues and results of operations may vary significantly and unexpectedly from quarter to quarter as a result of long sales cycles, our expectation that customers will tend to sporadically place large orders with short lead times, and the application of complex revenue recognition rules to certain transactions, which may result in customer shipments and orders from multiple quarters being recognized as revenue in one quarter. We expect to recognize revenues from a limited number of customers for the foreseeable future.

Our success depends on our ability to continue to provide innovative products to our customers and to deliver quality service and support as our customers build out their next generation voice networks. Our reported financial performance depends both on growing our business with existing and new customers, and our ability to convert the business into revenue.

Since our inception through December 31, 2003, we incurred significant losses. As of December 31, 2005, we had an accumulated deficit of $775.7 million. Although we achieved profitability on an annual basis in fiscal year 2005 and 2004, we incurred a net loss in the first and third quarters of fiscal 2005 and may incur additional losses in future quarters and years. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses, many of which are fixed prior to the beginning of any particular fiscal period and, as a result, we will need to generate significant revenues to maintain profitability.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the financial position and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•       Revenue recognition,

•       Deferred revenue,

•       Allowance for doubtful accounts,

•       Inventory reserves,

•       Warranty, royalty, litigation, and other loss contingency reserves,

•       Stock-based compensation, and

•       Accounting for income taxes.

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

Many of our sales involve complex contractual, multiple-element arrangements. When a sale includes multiple elements, such as products, maintenance and/or professional services, we recognize revenue using the residual method. Revenues associated with undelivered elements that are considered not essential to the functionality of the product and for which VSOE has been established, are deferred based on the VSOE value and any remaining arrangement fee is then allocated to, and recognized as, product revenue.   VSOE is determined based upon the price charged when the same element is sold separately or established by the relevant pricing authority. If we cannot establish VSOE for each undelivered element, including specified upgrades, we defer revenue on the entire arrangement until VSOE for all undelivered elements is known or all elements are delivered and all other revenue recognition criteria are met.

Maintenance and support services are recognized ratably over the service period, ranging from one to five years. Earned maintenance revenues are typically deferred until the associated product revenue is accepted and all other revenue recognition criteria is met. Maintenance and support services include telephone support, return and repair support and unspecified rights to product upgrades and enhancements.

Installation service revenues which are considered to be perfunctory are generally recognized when the service is complete. Other professional services for which VSOE has been established are typically recognized based on the proportional performance as the services are delivered.

Consulting, custom development and other professional services only engagements are recognized as services are completed.

We sell the majority of our products directly to end-users. For products sold to resellers and distributors, we recognize revenue on a sell-through basis utilizing information provided to us from our resellers and distributors. To date, no revenues have been recognized on a sell-in basis due to the limited history of shipments to resellers and distributors.

Deferred Revenue.   We record deferred revenue for product delivered or services performed for which collection of the amount billed is either probable or has been collected but other revenue recognition criteria have not been satisfied. Deferred revenues include customer deposits and amounts associated with maintenance contracts. Deferred revenues expected to be recognized as revenue more than one year subsequent to the balance sheet date are classified as long-term deferred revenues.

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

Inventory Reserves.   Inventory purchases and commitments are based upon estimated future demand for our products. We value inventory at the lower of cost on a first-in, first-out basis or net realizable value. We provide inventory reserves based on excess and obsolete inventory determined primarily by future demand forecasts and estimated returns of defective product, and record charges to cost of revenues. We assess such demand forecasts and return history on at least a quarterly basis. If we record a charge to reduce inventory to its estimated net realizable value, we do not increase its carrying value due to subsequent changes in demand forecasts or product repairs. Accordingly, if inventory previously reserved for is subsequently sold, we may realize improved gross profit margins on those transactions in the period the related revenue is recognized.

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

Warranty Reserve.   Our products are covered by a standard warranty of 90 days for software and one year for hardware or a warranty for longer periods under certain customer contracts. In addition, certain customer contracts include warranty-type provisions for epidemic or similar product failures, generally for the contractual period or the life of the product in accordance with published telecommunications standards. We accrue for warranty obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. We have not incurred significant costs related to such obligations. Our customers typically purchase maintenance and support contracts, which encompass our warranty obligations. Our estimates of warranty obligations are primarily based on historical information and future forecasts.

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

Beginning on January 1, 2006, we adopted SFAS 123(R), Share-Based Payment, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant in fiscal years beginning after June 15, 2005, and eliminates pro forma disclosure in the notes to the financial statements. As a result of the adoption of SFAS 123(R), we expect stock-based compensation expense to reduce diluted net income per share by approximately $0.03 to $0.05 per share for fiscal 2006. However, our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

Accounting for Income Taxes.   We provide for deferred income taxes resulting from temporary differences between financial and taxable income. Such differences arise primarily from depreciation, accruals and reserves, deferred revenue, capitalized software costs, tax carryforwards, and allowances for accounts receivable. We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as these earnings have been permanently reinvested or would be principally offset by foreign tax credits. Cumulative undistributed foreign earnings were approximately $550,000 at December 31, 2005.

Results of Operations

Years Ended December 31, 2005 and 2004

Revenues.   Revenues for the years ended December 31, 2005 and 2004 were as follows, in thousands:

	2005	2004
Revenues:
Product	$134,812	$124,087
Service	59,798	46,651
Total revenues	$194,610	$170,738

Product revenues comprise sales of our voice infrastructure products, including our GSX9000 Open Services Switch, PSX, SGX, ASX, Sonus Insight Management System and related product offerings. Product revenues for fiscal 2005 increased 9% from fiscal 2004. The increase in product revenues was primarily due to an increase in orders during 2004 that were not converted to revenue as of December 31, 2004 as compared to 2003, and the conversion of those orders into revenue in 2005, as well as a higher percentage of product orders converted to revenue in the year they were received in fiscal 2005 as compared to fiscal 2004. We can provide no assurance that orders will increase in 2006 or that we will be able to convert orders into revenue in any particular fiscal quarter or year.

Service revenues primarily comprise hardware and software maintenance and support, network design, installation and other professional services. Service revenues for fiscal 2005 increased 28% from fiscal 2004. The increase in service revenues was primarily due to an increase in maintenance revenue as a result of the growing installed customer base.

Cingular Wireless, Global Crossing and Qwest Communications each contributed more than 10% of our revenues during one or more of the years ended December 31, 2005 and 2004.

International revenues, primarily from Japan and Europe, were 25% and 17% of revenues for the years ended December 31, 2005 and 2004. International revenues increased as a percentage of total revenues primarily due to an increase in orders during 2004 that were not converted to revenue as of December 31, 2004 as compared to 2003, and the conversion of a significant portion of such business into revenue in fiscal 2005. The rate of converting orders to revenue from international customers is generally longer than the conversion time for domestic customers. We expect that international revenues will remain uneven as a percentage of revenue from quarter to quarter.

Our deferred product revenue was $54.8 million and $46.2 million as of December 31, 2005 and 2004, respectively. Our deferred service revenue was $67.3 million and $44.9 million as of December 31, 2005 and 2004, respectively. Our deferred revenue increased due to the deferral of service revenue for future service and support obligations to our customers, and an increase in deferred product revenue due to the timing of orders received in 2005 and our ability to recognize such orders to revenue. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights, customer creditworthiness and maintenance revenue deferrals included in multiple element arrangements. As of December 31, 2005 and 2004, deferred revenue and accounts receivable excluded $5.3 million and $6.5 million, respectively, related to products shipped and billed to customers which are collectible under extended payment terms or for which revenue is recognized as cash is collected.

Cost of Revenues/Gross Profit.   Our cost of revenues consists primarily of amounts paid to third party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs and inventory obsolescence. Cost of revenues and gross profit as a percentage of revenues for the years ended December 31, 2005 and 2004 were as follows (in thousands, except percentages):

	2005	2004
Cost of revenues:
Product	$53,622	$32,911
Service	23,898	17,656
Total cost of revenues	$77,520	$50,567
Gross profit margin (% of respective revenues):
Product	60%	73%
Service	60	62
Total gross profit margin	60	70

The decrease in product gross profit as a percentage of revenues was primarily due to customer and product mix. The product gross margins achieved in 2004 were the result of a customer and product mix we do not expect to repeat. Our customer mix is the most significant determinant of our product gross margin percentage due to the concentrated nature of our customer base and the variance in pricing we realize for certain customers. To a lesser extent, the decrease was also due to a renegotiation of maintenance and support contracts with two customers resulting in a reduction in product revenues and gross margin of $4.7 million in fiscal 2005, an incremental benefit decrease in fiscal 2005 of $1.3 million from the sale of inventory previously written down and a $1.9 million benefit from the reduction of warranty reserves in the fourth quarter of 2004. The benefit from the reduction of warranty reserves represented changes in estimates due to the ongoing re-evaluation of expected future warranty requirements. Product margins for fiscal 2005 were consistent with our long-term financial model of 58-62%.

The decrease in service gross profit as a percentage of service revenues was primarily due to increased investment in our service organization to support the expansion of our installed base, partially offset by our higher volume of service revenues attributable to our increasing installed product base. Our service cost of revenues is predominantly fixed in nature and, therefore, changes in service revenue will have a significant impact on service gross profit percentage.

Research and Development Expenses.   Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $46.4 million for fiscal 2005, an increase of $10.2 million, or 28%, from $36.2 million in fiscal 2004. The increase primarily reflects higher salary and related expenses associated with increased headcount and additional depreciation expenses associated with new capital expenditures. During 2005, additional investments were directed primarily toward the growth of our access, wireless and international businesses as well as the expansion of our research and development operations in India. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success and we intend to continue to make substantial investments to enhance our products and technologies to meet the requirements of our customers and market. We believe that our research and development expenses for fiscal 2006 will increase from fiscal 2005 primarily as a result of continued investment in new products, including the continued expansion of our research and development operations in India.

Sales and Marketing Expenses.   Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses were $44.2 million for fiscal 2005, an increase of $9.2 million, or 26%, from $35.0 million in fiscal 2004. The increase is primarily due to higher salaries and travel expenses associated with increased headcount related to the expansion of our worldwide sales and sales support coverage and an increase in commissions associated with increased revenues from the prior year. The increase is partially offset by a decrease in evaluation equipment expenses. We believe that our sales and marketing expenses in fiscal 2006 will increase from the fiscal 2005 level primarily as a result of our continued international expansion and an increase in commissions. The magnitude of the increase will be dependent upon our level of revenues in fiscal 2006 as commission expenses fluctuate primarily based on revenue levels.

General and Administrative Expenses.   General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, professional fees and directors and officers insurance. General and administrative expenses were $26.8 million for fiscal 2005, an increase of $2.2 million, or 9%, from $24.6 million in fiscal 2004. The increase primarily reflects an increase in salary and related expenses associated with increased headcount and an increase in professional fees incurred to perform the assessment and audit of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 for 2005 and to remedy identified material weaknesses in our internal control environment. The increase was partially offset by a decrease in professional fees incurred as part of our restatement and investigation into accounting matters during 2004. We believe that our general and administrative expenses in fiscal 2006 will decrease from the fiscal 2005 level primarily as a result of a decrease in professional fees to assess and audit our internal control over financial reporting and a decrease in directors and officers insurance costs.

Stock-based Compensation Expenses.   Stock-based compensation expenses include the amortization of stock compensation charges resulting from the granting of stock options, restricted common stock and granting of stock options to non-employees. Stock-based compensation expenses were $20,000 for fiscal 2005, compared to $671,000 in fiscal 2004. The decrease is primarily due to deferred stock-based compensation being fully amortized as of December 31, 2004.

Amortization of Purchased Intangible Assets.   In fiscal 2001, we acquired certain intellectual property, in-process research and development and intangible assets in connection with our acquisitions of TTI and Linguateq, Inc. As of December 31, 2004, the purchased intangible assets were fully amortized, therefore there was no amortization expense in fiscal 2005. Amortization of purchased intangible assets was $2.4 million for fiscal 2004.

Interest Income, net.   Interest income consists of interest earned on our cash equivalents, marketable debt securities and long-term investments. Interest expense consists of interest incurred on a convertible subordinated note and capital lease obligations. Interest income, net of interest expense, was $9.4 million for fiscal 2005, an increase of $5.6 million from $3.8 million in fiscal 2004. The increase primarily reflects the benefit of the increase in the yield on our portfolio due to an increasing interest rate environment.

Income Taxes.   Provisions for income taxes were $611,000 in 2005 and $687,000 in 2004, which are primarily attributable to foreign income taxes and state and federal income taxes in the U.S. As of December 31, 2005, we had net operating loss carryforwards for federal and state income tax purposes of approximately $158 million and $94 million, respectively. The federal net operating loss carryforwards expire at various dates from 2019 through 2023. The state net operating loss carryforwards expire at various dates from 2006 through 2023. We have recorded a full valuation allowance for the related federal and state net deferred tax asset due to the uncertainty of realizing the benefit of this asset. We have recorded a foreign deferred income tax asset of $519,000 with no valuation allowance as of December 31, 2005 as it is more likely than not that it will be realized.

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

Cingular Wireless, Global Crossing, Qwest Communications and Verizon Global Networks each contributed more than 10% of our revenues during one or more of the years ended December 31, 2004 and 2003. International revenues, primarily from Japan and Europe, were 17% and 21% of revenues for the years ended December 31, 2004 and 2003.

Cost of Revenues/Gross Profit.   Cost of revenues and gross profit as a percentage of revenues for the years ended December 31, 2004 and 2003 were as follows (in thousands, except percentages):

	2004	2003
Cost of revenues:
Product	$32,911	$23,575
Service	17,656	14,334
Total cost of revenues	$50,567	$37,909
Gross profit margin (% of respective revenues):
Product	73%	61%
Service	62	56
Total gross profit margin	70	59

The increase in product gross profit as a percentage of revenues was primarily due to customer and product mix and, to a lesser extent, improved utilization of fixed costs associated with increased product revenues. The product gross margins achieved in 2004 were the result of a customer and product mix we do not expect to repeat. Our customer mix is the most significant determinant of our product gross margin percentage due to the concentrated nature of our customer base and the variance in pricing we realize for each customer. In fiscal 2004 we realized a $3.0 million benefit from the sale of inventory previously written down, as compared to a benefit of $5.6 million realized in fiscal 2003. We also realized a

$1.9 million benefit from the reduction of warranty reserves in the fourth quarter of 2004. The benefit from the reduction of warranty reserves represented changes in estimates due to the ongoing re-evaluation of expected future warranty requirements. The increase in service gross profit as a percentage of service revenues was primarily due to the higher volume of service revenues attributable to our increasing installed product base and a greater mix of higher margin professional and installation services.

Research and Development Expenses.   Research and development expenses were $36.2 million for fiscal 2004, an increase of $4.0 million, or 12%, from $32.2 million in fiscal 2003. The increase primarily reflects an increase in salaries and related expenses associated with increased headcount and increased costs associated with new product introductions, including project materials and third-party software costs. These costs were partially offset by a reduction in depreciation expense associated with fully depreciated assets and a change in the methodology by which corporate-wide overhead costs are allocated.

Sales and Marketing Expenses.   Sales and marketing expenses were $35.0 million for fiscal 2004, an increase of $11.8 million, or 51%, from $23.2 million in fiscal 2003. The increase is due primarily to increases in salaries and travel costs associated with increased headcount, increases in commissions due to higher revenues, shipments of evaluation equipment to potential customers and increased trade show and promotional activity in 2004.

General and Administrative Expenses.   General and administrative expenses were $24.6 million for fiscal 2004, an increase of $14.1 million, or 134%, from $10.5 million in fiscal 2003. The increase primarily reflects the professional fees incurred as part of: our restatement and investigation into accounting matters, audit and internal control improvement process; an increase in directors and officers insurance costs; and, to a lesser extent, increases in salaries and related expenses associated with increased headcount and a change in the methodology by which corporate-wide overhead costs are allocated, partially offset by reductions in depreciation expense due to fully depreciated assets.

Stock-based Compensation Expenses.   Stock-based compensation expenses were $671,000 for fiscal 2004, a decrease of $2.7 million, or 79%, from $3.4 million in fiscal 2003. The decrease is primarily due to lowered deferred compensation balances resulting from our policy of accelerating amortization of deferred compensation under FIN 28.

Amortization of Purchased Intangible Assets.   Amortization of purchased intangible assets was $2.4 million for both fiscal 2004 and 2003 related to certain intellectual property, in-process research and development and intangible assets in connection with our acquisitions of TTI and Linguateq.

Interest Income, net.   Interest income, net of interest expense, was $3.8 million for fiscal 2004, an increase of $2.3 million from $1.5 million in fiscal 2003. The increase primarily reflects the benefit of the increase in our marketable debt  securities balances from the proceeds from our public offerings of common stock in April and September of 2003 and an increase in our yield on our portfolio due to an increasing interest rate environment.

Income Taxes.   Provisions for income taxes in the amounts of $687,000 in 2004 and $302,000 in 2003 have been recorded, which are primarily attributable to foreign income taxes and state and federal minimum income taxes in the U.S. Our effective tax rate is not meaningful due to net operating loss carryforwards which reduce current taxable income.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

At December 31, 2005, our principal source of liquidity was our cash, cash equivalents, marketable debt securities and long-term investments that totaled $314.2 million.

Our cash flow from operating activities was $9.2 million in fiscal 2005, as compared to $11.1 million in fiscal 2004. The decrease in cash provided by operating activities in 2005 was primarily due to lower net income for fiscal 2005 as compared to the prior year, increases in accounts receivable, inventory and other current assets, partially offset by increases in deferred revenue, accounts payable and accrued expenses.

Net cash provided by investing activities was $18.4 million for fiscal 2005, as compared to net cash used in investing activities of $28.1 million for fiscal 2004. Net cash provided by investing activities for fiscal 2005 primarily reflects net maturities of marketable debt securities and long-term investments of $32.6 million and capital expenditures of $14.2 million. Net cash used in investing activities for fiscal 2004 primarily reflects net purchases of marketable debt securities of $19.5 million and purchases of property and equipment of $9.0 million. We expect approximately $12.0 to $15.0 million in capital expenditures during fiscal 2006.

Net cash provided by financing activities was $6.7 million for fiscal 2005, as compared to $5.2 million for fiscal 2004. The net cash provided by financing activities for both periods resulted primarily from the sale of common stock in connection with our employee stock purchase plan and proceeds from the exercise of stock options.

The following summarizes our future contractual obligations, both principle and interest, as of December 31, 2005, in thousands:

	Payment Due By Period
	Total	2006	2007 and 2008	2009 and 2010
Contractual Obligations:
Long-term debt obligations	$10,238	$10,238	$—	$—
Capital lease obligations	127	55	69	3
Operating lease obligations	5,782	1,998	2,332	1,452
Purchase commitments	26,511	26,511	—	—
Total	$42,658	$38,802	$2,401	$1,455

In February 2006, we entered into a lease to move our corporate headquarters to Westford, Massachusetts. The sublease is effective January 2007 and expires in July 2012. Future contractual obligations under the lease are approximately $1.2 million annually from 2007-2011 and $670,000 in 2012.

Based on current expectations, we believe our current cash, cash equivalents, marketable debt securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. In addition, we have a convertible subordinated note with a customer that is due to mature on May 1, 2006 for which we expect to make a payment of $10,000,000 plus accrued interest. Although it is difficult to predict future liquidity requirements with certainty, the rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to improve our controls environment and for other general corporate activities, as well as to vigorously defend against existing and potential litigation. See Note 8 to our consolidated financial statements.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations, and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123(R) is effective for fiscal years beginning after June 15, 2005. We adopted SFAS 123(R) on January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We will be using the modified prospective method in adopting SFAS 123(R). As a result of the adoption of SFAS 123(R), we expect stock-based compensation expense to reduce basic and diluted net income per share by approximately $0.03 to $0.05 per share for the year ending December 31, 2006. However, our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.  The adoption of SFAS 123(R) will have no material impact on our net cash flows or overall financial position.

Explanation of Use of Non-GAAP Financial Results

In addition to our audited financial results which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP), to assist investors we may on occasion provide certain non-GAAP financial results as an alternative means to explain our periodic results. The non-GAAP financial results typically may exclude non-cash, stock compensation expense or one-time charges or benefits.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. In some cases you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss future expectations, contain projections of future results of operations or of financial position or state other “forward-looking” information. The important factors listed above in the section captioned “Item 1A. Risk Factors,” as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause the actual results to differ materially from the expectations described in these forward-looking statements. You should be aware that the occurrence of the events described in the risk factors and elsewhere in this report could have a material adverse effect on our business, results of operations and financial position.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.

Exposure to market rate risk for changes in interest rates relates to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We place our investments with high-quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment-grade securities. We manage potential losses in fair value by investing in relatively short term investments thereby allowing us to hold our investments to maturity. Our investments have an average remaining maturity of approximately three months and are primarily fixed-rate debt instruments. Based on a  hypothetical 10% adverse movement in interest rates, the potential losses in future earnings and cash flows are estimated to be $1,300,000.

Beginning in the third quarter of 2005, we entered into foreign exchange contracts to hedge against currency fluctuations related to a particular account receivable and orders denominated in Japanese Yen. Such transactions do not qualify for hedge accounting. The foreign exchange exposure from a 10% movement of currency exchange rates on our financial position is not significant. Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would not be materially affected and our net income would be adversely affected by approximately $200,000 although the actual effects may differ materially from the hypothetical analysis.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of Sonus Networks, Inc. are filed as a part of this Annual Report on Form 10-K beginning on page F-1 and are incorporated herein by reference.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting

In Item 9A (Controls and Procedures) of our Annual Report on Form 10-K for the year ended December 31, 2004, we reported ten (10) material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (the Exchange Act)). As a result of these material weaknesses in our internal control over financial reporting, we concluded that our disclosure controls and procedures were not effective as of December 31, 2004. These material weaknesses included both entity-level control weaknesses as well as weaknesses in process, transaction and application controls as defined in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) criteria.

In an effort to remediate these material weaknesses, in 2005, we made changes that materially affected our internal control over financial reporting, including several that occurred during the quarter ended December 31, 2005. We have taken and continue to take significant steps to improve our overall control over financial reporting. As discussed below, of the ten (10) material weaknesses noted in our report as of December 31, 2004, seven (7) of these items, while still requiring additional work and focus to address remaining deficiencies, are sufficiently improved that they no longer constitute material weaknesses as of December 31, 2005.  In addition, within the three (3) items which we believe still constitute material weaknesses, we have made significant improvement and a number of material changes to controls within those areas. A discussion of the material changes and their impact on our previously reported material weaknesses is as follows:

1.   Inadequate entity-level controls

In our report as of December 31, 2004, we reported ineffective entity level controls as defined in the COSO framework, including weaknesses (i) in the control environment, (ii) in risk assessment controls, (iii) over control activities, (iv) over information and communication controls, and (v) in monitoring controls. We have made the following material changes to our entity level controls:

•       Made and continue to make improvements to our entity level controls including, ongoing communications from senior management to employees regarding the importance of internal controls, the development and issuance of key policies over authorization and approval of transactions and expenditures, revisions to user access privileges and job responsibilities and the addition of accounting, finance and information systems resources to further improve the level of experience and quality of our systems in these departments.

•       Hired additional personnel in our accounting, finance and information systems organizations, including a Chief Information Officer (CIO) who started in December of 2005, information systems business analyst, revenue controllers and an external reporting manager, to increase the overall expertise of our personnel in these departments, provide reasonable assurance of compliance with our policies on transaction approval, and to improve segregation of duties. Where necessary, we engaged outside experts to address significant matters relating to internal control, accounting and financial reporting issues.

•       We conduct weekly meetings among the Chief Operating Officer, Chief Financial Officer, Corporate Controller, Vice President Business Operations and Internal Audit Director to monitor the implementation of the corrective action plan to address our control deficiencies and make decisions to execute the plan. These meetings have been and will continue to be ongoing as we implement our remediation plans.

•       We conduct regular meetings with the Audit Committee to review the implementation of the corrective action plan. These meetings have been and will continue to be ongoing as we implement our remediation plans.

•       Implemented a required process of annual certifications from our worldwide employee base of compliance with our code of conduct.

•       Implemented an annual ethics-training program for the worldwide employee base, conducted ethics training for all new employees and established in January 2006 an anonymous hotline for code of conduct complaints.

•       Instituted a process of obtaining certifications from our sales force regarding the status of our customer arrangements.

•       Instituted enhanced business planning and forecasting processes to help provide reasonable assurance that financial, operational, regulatory, compliance and commercial risks are identified and addressed. Periodic business reviews are conducted with functional managers that specifically highlighted risks to achievement of stated objectives. We prepare a formal risk assessment document analyzing risks over financial reporting to provide reasonable assurance that appropriate mitigating actions are taken to address identified risks.

•       As part of the annual assessment of internal control over financial reporting, business process owners now complete a “Control and Risk Assessment,” which identifies key controls and financial reporting risks. As part of this assessment, business process fraud risk is specifically considered, with a particular focus on account balances, classes of transactions or operating locations for which a risk of fraud may be more likely to exist, including non-routine transactions, significant judgments and estimates or accounts that could be subject to management override. As noted below, there continue to be deficiencies in this area such that entity-level controls is still considered to be a material weakness.

•       Enhanced our enterprise resource planning (ERP) software functionality to streamline and automate key business processes and provide a more defined documentation and approval trail, which was implemented in the four quarter of 2005.

•       Implemented COBIT-based IT general controls, including controls over application development and change management, problem management and access controls.

•       Implemented new security measures to restrict access to our headquarters facility.

•       Developed an internal audit plan related to the Company as a whole and performed audits of the two most significant remote locations to provide reasonable assurance that company level controls were operating effectively.

•       Conducted an employee survey to help understand employee’s perceptions of our control environment and developed an action plan to identify necessary improvements. We intend to continue to monitor our workforce through the use of surveys, interviews, meetings and other tools.

Although significant steps have been taken in this area, many of the changes made to our entity level controls were implemented late in the year.  In addition, further work is required to develop appropriate controls in some aspects of entity level control to provide reasonable assurance that controls are designed in the most effective and efficient manner possible. Therefore, while we believe these changes will be effective at mitigating risk of material error, there continues to be additional work required for us to conclude that all five of these control areas are operating effectively. Therefore, as noted in Management’s Report on Internal Control over Financial Reporting below, we consider three of the areas within entity level control to collectively constitute a material weakness.

2.   Inadequate business processes and information systems.

•       Enhanced our Oracle ERP software functionality to streamline and automate key business processes and provide a more well-defined documentation and approval trail, which was completed in the fourth quarter of 2005.

•       Implemented a new sales forecasting tool and process to more accurately quantify potential bookings and to support material requirements purchases.

•       Hired a Vice President of Internal Business Operations, a new senior management position, to assist with implementing the changes to our infrastructure and related processes to address the deficiencies underlying the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2004.

•       Hired additional personnel in our accounting, finance and information systems organizations, including an information systems business analyst, revenue controllers and external reporting manager, to increase the overall expertise of our personnel in these departments and improve segregation of duties.

•       Designed and implemented system-based detail sub-ledgers related to revenue, deferred revenue, costs of revenue and inventory transactions to help provide reasonable assurance that balances are properly summarized and posted to our general ledger.

3.   Inadequate revenue recognition procedures and controls.

•       Hired revenue controllers with relevant industry experience to evaluate our customer arrangements and apply relevant revenue-recognition criteria.

•       Hired a sales operations director.

•       Implemented a program to conduct ongoing training sessions for our sales and marketing, finance and professional services organizations regarding revenue recognition rules and best practices.

•       Established a bids and proposals group to add visibility, structure and consistency to proposals for major customer engagements. Implemented a process for executive level deal review on large and/or complex deals.

•       Updated our Revenue Recognition Policy and Bookings Policy and implemented a Contract Review and Approval Policy and a Credit Review and Approval Policy to formally document our policies and practices related to acceptance of quotes and orders, the granting of credit, the execution of contracts and the recognition of revenue.

•       Designed and implemented a quote and proposal review and approval process which provides an enhanced level of management and cross-functional review for customer quotes and proposals before submission to our customers, captures the relevant data to identify all commitments made to customers for our financial reporting and define, automates and documents the required approvals.

•       Enhanced our process of analyzing and documenting customer arrangements to help provide reasonable assurance that all elements of the deal are understood, documented, reconciled to accounting records and properly assessed for revenue recognition.

•       Enhanced and implemented processes and controls to help identify other commitments and concessions, including quarterly review of maintenance renewals and “vendor specific objective evidence” of maintenance services, a new tracking system to help provide reasonable assurance that all commitments to customers for future feature development are adequately reviewed, approved, captured and reported and review and approval of evaluation equipment provided to customers.

•       Established a lockbox for receipt of customer payments to help provide reasonable assurance that we have appropriate segregation of responsibilities between custody and recording of cash receipts.

•       Designed and implemented system-based detail sub-ledgers related to revenue, deferred revenue, costs of revenue and inventory transactions to help provide reasonable assurance that balances are properly summarized and posted to our general ledger.

Although significant steps have been taken in this area, many of the changes made to our revenue recognition procedures and controls were implemented late in the year. Therefore, while we believe they will be effective at mitigating risk of material error, there has been insufficient time for us to conclude that they are operating effectively. Therefore, as noted in Management’s Report on Internal Control over Financial Reporting below, we consider this area to still be a material weakness.

4.   Inadequate segregation of duties and information systems users.

•       Redesigned and restructured the finance organization to better align duties and responsibilities and enhance segregation of duties.

•       Hired additional, experienced personnel in our accounting, finance and information systems organizations, including an information systems business analyst, revenue controllers and an external reporting manager, to increase the overall expertise of our personnel in these departments and improve segregation of duties.

•       Implemented policies requiring that business process owners review system user access permissions semi-annually and update as required. In addition, business process owners, as part of their ongoing internal control assessment, assess each employee’s job responsibilities to provide reasonable assurance that proper segregation of duties is in place. User profiles and roles and responsibilities were changed as required so that proper segregation of duties could be assured. We continue to work in this area to remediate remaining significant deficiencies.

5.   Inadequate financial statement preparation and review procedures.

•       Implemented processes to improve the financial reporting of our business at the close of each quarter, including the issuance of policies and procedures covering account reconciliations, journal entries, supporting documentation and analysis for all key accounts.

•       Added to our review procedures on, and documentation of, our accounts, including the preparation of memoranda to support our significant judgments and estimates each quarter.

•       Assessed our international accounting services providers and engaged new firms. Modified the monthly reporting packages from our subsidiaries and implemented review procedures each month to help provide reasonable assurance that amounts are fairly stated in accordance with our policies.

•       Hired a Chief Financial Officer, a Tax Director, a Manufacturing and Services Controller and a Manager of External Reporting, as well as other experienced personnel into our finance and accounting organization.

•       Implemented processes and procedures related to reserves and accruals including enhancing the level of analysis and supporting documentation for amounts reported in the financial statements.

•       Implemented processes and procedures to help provide reasonable assurance that inventory accounts are properly analyzed and that any resulting adjusting entries are accurately and timely recorded in our general ledger and then our financial statements.

•       Automated royalty accounting and manufacturing overhead accounting, which was implemented in the fourth quarter of 2005.

•       Implemented controls to address deficiencies related to the payroll cycle, which were implemented in the fourth quarter of 2005.

•       Began the process to analyze and identify all key transaction flows and designed and documented control objectives and activities for each significant transactional flow. As a result, we now have twelve (12) major business processes for which documentation and design steps are underway.

Although significant steps have been taken in this area, many of the changes made to our controls in this area were implemented late in the year. In addition, further work is required to develop appropriate controls in some aspects of control over our financial statement preparation and review process to provide reasonable assurance that controls are designed in the most effective and efficient manner possible. Therefore, while we believe these changes will be effective at mitigating risk of material error, there continues to be additional work required for us to conclude that reasonable assurance has been obtained that all controls are operating effectively. Therefore, as discussed in Management’s Report on Internal Control over Financial Reporting below, we consider this area to still be a material weakness.

6.   Inadequate controls over cash receipts.

•       Implemented controls over cash receipts, including the implementation of a lockbox and reassignment of responsibilities to provide reasonable assurance that all cash is accurately and timely deposited and recorded in our general ledger.

•       Made changes in our cash receipts processes to segregate the custody of cash receipts from the recording responsibilities.

7.   Inadequate controls over equity transactions.

•       Implemented enhanced documentation and review and supervision processes and procedures over equity-related reconciliations and analyses, to provide reasonable assurance that equity transactions are being properly monitored.

•       Established a Stock Compensation Committee to coordinate the efforts of our finance, legal and human resources departments in reviewing and addressing stock compensation issues and to assist and make recommendations to the Compensation Committee of our Board of Directors on stock compensation issues.

8.   Inadequate purchasing controls.

•       Implemented an automated procurement tool, which routes purchasing requests to appropriate levels of management for approval based on an authorization matrix. Also implemented functionality to “auto populate” the purchase order from the approved requisition to provide reasonable assurance of the accuracy and validity of purchase orders.

•       Implemented a Signature Authorization Policy outlining specific authority prior to any commitment of our funds for various classes of transactions. This policy is being communicated and enforced worldwide.

•       Implemented a new sales forecasting tool and process to more accurately quantify potential bookings, to support material requirements purchases and to formalize authorization requirements for procurement of production materials. Implemented a materials resource planning software program to help automate the materials requirements planning process.

•       Reassigned roles and responsibilities to provide reasonable assurance of the proper segregation of duties within the Purchasing, Manufacturing and Accounts Payable functions. Updated ERP user permissions to align with job responsibilities to minimize the risk that an error could occur and not be detected. These changes were implemented in the fourth quarter of 2005.

•       Created reports and implemented processes to monitor changes to vendor master files, open purchase order reports, purchase orders created without approved requisitions and other activities. These changes were implemented in the fourth quarter of 2005.

9.   Inadequate controls over inventory and cost of revenues.

•       Hired a Manufacturing and Services Controller and two cost accountants.

•       Implemented processes and procedures related to reserves and accruals, including enhancing the level of analysis, system reports and other supporting documentation for amounts reported in the financial statements.

•       Implemented processes and procedures to provide reasonable assurance that inventory valuation accounts are properly analyzed and that any resulting adjusting entries are accurately and timely recorded in our general ledger.

•       Enhanced processes and controls to provide reasonable assurance that cost of goods sold is recorded in the period in which the related revenue is recognized.

•       Established improved receiving and shipping controls and cutoff procedures for receipts and shipments to provide reasonable assurance of recording in the proper period.

•       Automated royalty accounting and manufacturing overhead accounting, which was implemented in the fourth quarter of 2005.

•       Enhanced physical inventory procedures and controls. Implemented monthly confirmation procedures with contract manufacturers and spares hubs, which was implemented in the fourth quarter of 2005.

10.   Inadequate information systems procedures and controls.

•       Implemented processes and procedures over our information systems control environment intended to provide assurance that changes to financial applications are properly authorized and tested and that access to our information systems and financial applications are appropriately restricted including a networks password policy.

•       Established an IT Audit and Security function to provide reasonable assurance that changes to financial applications are properly authorized and tested and that access to our information systems and financial applications are appropriately restricted.

•       Updated our information systems user profiles to improve access controls.

•       Implemented improvements to our information systems to further address control deficiencies.

Evaluation of Disclosure Controls and Procedures as of December 31, 2005

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)) as of December 31, 2005, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

As described in our accompanying Management’s Report on Internal Control over Financial Reporting, we have identified three (3) remaining material weaknesses in internal control over financial reporting. Because of these remaining material weaknesses, we concluded that, as of December 31, 2005, our internal control over financial reporting was not effective based on the criteria outlined in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Accordingly, we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

We intend to implement procedures and controls in 2006 to remediate the remaining material weaknesses to our entity level, revenue recognition, and financial statement preparation and review procedures and controls. In addition, we will continue to make additional changes to our infrastructure and related processes that we believe are also reasonably likely to strengthen and materially affect our internal control over financial reporting.

Prior to the complete remediation of these material weaknesses, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. Moreover, because of the inherent limitations in all control systems, no evaluation of controls—even where we conclude the controls are operating effectively - can provide absolute assurance that all control issues including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material to our financial statements.

The certifications of our principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) under the Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning (i) the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in paragraph 4 of the certifications, and (ii) material weaknesses in the design or operation of our internal control over financial reporting, referred to in paragraph 5 of the certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2005. As defined in the COSO framework, these material weaknesses include both entity-level control weaknesses as well as weaknesses in process, transaction and application controls. The nature of each of these material weaknesses in our internal control over financial reporting is described below along with the actual or potential effects on our financial statements issued during the existence of the material weakness.

Inadequate entity-level controls.   (1) Risk Assessment—We have established a risk assessment process, driven by management and the board of directors intended to identify and address risks faced by the Company. However, this process is not yet comprehensive of all risks faced by the Company, such as risk of fraud or management override, and is not yet fully functional. Therefore, we are unable to obtain evidence sufficient to provide reasonable assurance that these controls are operating effectively, or that our risk programs are adequately addressing our identified control objectives. (2) Information and Communication—We have ineffective communication and information flow throughout the organization to provide reasonable assurance that appropriate information is disseminated to all employees in order for them to understand our corporate policies thoroughly, and to understand and accomplish their assigned duties, including their internal control responsibilities. (3) Monitoring—We have ineffective monitoring controls to provide reasonable assurance that adequate oversight of our business is maintained, including remote and foreign locations.

Inadequate revenue recognition procedures and controls.   Certain of our systems and controls related to understanding and documenting our customer arrangements to provide reasonable assurance that our revenue recognition criteria are satisfied and that all undelivered elements have been delivered prior to revenue being recognized have not been in place for a sufficient period of time for us to confirm the effectiveness of their operation. In addition, we have not yet made fully operational certain transaction processing control elements of our revenue cycle that will provide reasonable assurance that all control objectives are met relating to the accurate and timely generation and recording of all invoices and customer credit memos and the timely and accurate application of cash receipts to customer accounts.

Material post-closing adjustments related to revenue reflected in the accompanying consolidated financial statements for the year ended December 31, 2005, had the effect of materially decreasing revenue, decreasing cost of revenues, and increasing deferred revenue.

Inadequate financial statement preparation and review procedures.   Certain of our procedures and controls relating to financial statement preparation and review are not yet fully effective or have not been fully tested in their operation to provide reasonable assurance that the following control objectives have been met:

•       the completeness, accuracy and review of transactions, account reconciliations, and journal entries recorded in our financial statements, including monitoring of transactions occurring at our foreign subsidiaries;

•       the appropriate presentation of investments in our consolidated balance sheets and statements of cash flow;

•       the validity, completeness and accuracy of property and equipment and accumulated depreciation balances in our general ledger and financial statements;

•       the validity, completeness, accuracy and proper financial statement presentation of commission transactions in our general ledger and financial statements;

•       the completeness, accuracy, review and timely recording of tax transactions in our general ledger and financial statements and assessment of potential tax exposure;

•       the accuracy and reconciliation of manual spreadsheets and the related access controls; and

•       the overall appropriate design and documentation of controls for all business process cycles.

Material post-closing adjustments reflected in the accompanying consolidated financial statements for the year ended December 31, 2005, had the effect of  materially reducing cash and increasing marketable securities, increasing accounts receivable, inventory, other current assets, reducing property and equipment, reducing certain accrued expenses, increasing deferred revenue and decreasing other long-term obligations. In addition, they had the effect of materially reducing revenue, decreasing cost of revenues and operating expenses and decreasing net income.

Because of the material weakness described above, management concluded that, as of December 31, 2005, our internal control over financial reporting was not effective based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included on pages 59-61 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sonus Networks, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Sonus Networks, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

Inadequate entity-level controls.   (1) Risk Assessment—The Company has established a risk assessment process, driven by management and the board of directors intended to identify and address risks faced by the Company. However, this process is not yet comprehensive of all risks faced by the Company, such as risk of fraud or management override, and is not yet fully functional. Therefore, the Company is unable to obtain evidence sufficient to provide reasonable assurance that these controls are operating effectively, or that its risk programs are adequately addressing their identified control objectives. (2) Information and Communication—The Company has ineffective communication and information flow throughout the organization to provide reasonable assurance that appropriate information is disseminated to all employees in order for them to understand the Company’s corporate policies thoroughly, and to understand and accomplish their assigned duties, including their internal control responsibilities. (3) Monitoring—The Company has ineffective monitoring controls to provide reasonable assurance that adequate oversight of its business is maintained, including remote and foreign locations.

Inadequate revenue recognition procedures and controls.   Certain of the Company’s systems and controls related to understanding and documenting its customer arrangements to provide reasonable assurance that its revenue recognition criteria are satisfied and that all undelivered elements have been delivered prior to revenue being recognized have not been in place for a sufficient period of time for the Company to confirm the effectiveness of their operation. In addition, the Company has not yet made fully operational certain transaction processing control elements of its revenue cycle that may provide reasonable assurance that all control objectives are met relating to the accurate and timely generation and recording of all invoices and customer credit memos and the timely and accurate application of cash receipts to customer accounts.

Material post-closing adjustments related to revenue reflected in the accompanying consolidated financial statements for the year ended December 31, 2005, had the effect of materially decreasing revenue, decreasing cost of revenues, and increasing deferred revenue.

Inadequate financial statement preparation and review procedures.   Certain of the Company’s procedures and controls relating to financial statement preparation and review are not yet fully effective or have not been fully tested in their operation to provide reasonable assurance that the following control objectives have been met:

•       the completeness, accuracy and review of transactions, account reconciliations, and journal entries recorded in the financial statements, including monitoring of transactions occurring at foreign subsidiaries;

•       the appropriate presentation of investments in the consolidated balance sheets and statements of cash flow;

•       the validity, completeness and accuracy of property and equipment and accumulated depreciation balances in the general ledger and financial statements;

•       the validity, completeness, accuracy and proper financial statement presentation of commission transactions in the general ledger and financial statements;

•       the completeness, accuracy, review and timely recording of tax transactions in the general ledger and financial statements and assessment of potential tax exposure;

•       the accuracy and reconciliation of manual spreadsheets and the related access controls; and

•       the overall appropriate design and documentation of controls for all business process cycles.

Material post-closing adjustments reflected in the accompanying consolidated financial statements for the year ended December 31, 2005, had the effect of materially reducing cash and increasing marketable securities, increasing accounts receivable, inventory, other current assets, reducing property and equipment, reducing certain accrued expenses, increasing deferred revenue and decreasing other long-term obligations. In addition, they had the effect of materially reducing revenue, decreasing cost of revenues and operating expenses and decreasing net income.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements of the Company as of and for the year ended December 31, 2005, and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2005, and our report dated March 13, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 13, 2006

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

A portion of the information required by this Item 10 is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. The remaining information required by this Item 10 is included under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics” and “Board Meetings and Committees” in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION.

The information required by this Item 11 is included under the captions “Director Compensation,” “Summary of Executive Compensation,” “Stock Option Grants,” “Option Holdings,” “Employment and Change-in-Control Arrangements” and “Compensation Committee Interlocks and Insider Participation” in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is included under the captions “Beneficial Ownership of Securities” and “Equity Compensation Plan Information” in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item 13 is included, as applicable, under the captions “Employment and Change-in-Control Agreements” and “Indemnification Agreements” in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is included under the captions “Fees for Independent Registered Public Accounting Firm during Fiscal Years Ended December 31, 2005 and 2004” and “Policy on Audit Committee Pre-approval of Audit and Non-audit Services” in our definitive Proxy Statement with respect to our 2006 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Documents filed as part of this Annual Report on Form 10-K:

1)               Financial Statements.

The following consolidated financial statements and notes thereto are included in Part II, Item 8 filed as part of this report:

•       Reports of Independent Registered Public Accounting Firms

•       Consolidated Balance Sheets

•       Consolidated Statements of Operations

•       Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

•       Consolidated Statements of Cash Flows

•       Notes to Consolidated Financial Statements

2)               Financial Statement Schedules.

None. All schedules are omitted because they are not applicable, not required under the instructions or because the information is reflected in the consolidated financial statements or notes thereto.

3)               List of Exhibits.

The Exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Chelmsford, Commonwealth of Massachusetts, on this 13th day of March, 2006.

SONUS NETWORKS, INC.
By:	/s/ HASSAN M. AHMED
Hassan M. Ahmed
Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ HASSAN M. AHMED	Chairman of the Board of Directors and Chief	March 13, 2006
Hassan M. Ahmed	Executive Officer (Principal Executive Officer)
/s/ ELLEN B. RICHSTONE	Chief Financial Officer (Principal Financial	March 13, 2006
Ellen B. Richstone	Officer)
/s/ PAUL K. MCDERMOTT	Vice President of Finance, Corporate Controller	March 13, 2006
Paul K. McDermott	and Chief Accounting Officer (Principal Accounting Officer)
/s/ ALBERT A. NOTINI	President and Chief Operating Officer, and	March 13, 2006
Albert A. Notini	Director
/s/ EDWARD T. ANDERSON	Director	March 13, 2006
Edward T. Anderson
/s/ JOHN P. CUNNINGHAM	Director	March 13, 2006
John P. Cunningham
/s/ HOWARD E. JANZEN	Director	March 13, 2006
Howard Janzen
/s/ PAUL J. SEVERINO	Director	March 13, 2006
Paul J. Severino
/s/ H. BRIAN THOMPSON	Director	March 13, 2006
H. Brian Thompson

SONUS NETWORKS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sonus Networks, Inc.:

We have audited the accompanying consolidated balance sheet of Sonus Networks, Inc. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sonus Networks, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated March 13, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 13, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sonus Networks, Inc.:

We have audited the accompanying consolidated balance sheet of Sonus Networks, Inc. as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonus Networks, Inc. at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 14, 2005

SONUS NETWORKS, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$155,679	$121,931
Marketable debt securities	140,569	170,145
Accounts receivable, net	72,321	32,486
Inventory, net	37,831	28,346
Other current assets	15,833	10,891
Deferred income taxes	519	—
Total current assets	422,752	363,799
Property and equipment, net	15,181	8,217
Long-term investments	17,993	21,029
Deposits	631	783
	$456,557	$393,828
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,408	$8,654
Accrued expenses	23,204	18,240
Accrued restructuring expenses	195	186
Current portion of deferred revenue	88,199	65,105
Convertible subordinated note	10,000	—
Current portion of long-term liabilities	48	30
Total current liabilities	142,054	92,215
Long-term deferred revenue	33,853	25,960
Long-term liabilities, net of current portion	485	613
Convertible subordinated note	—	10,000
Total liabilities	176,392	128,788
Commitments and contingencies (Note 8)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 251,730,706 and 249,755,118 shares issued and 249,433,796 and 247,458,208 shares outstanding at December 31, 2005 and 2004	252	250
Additional paid-in capital	1,055,941	1,049,142
Accumulated deficit	(775,717)	(784,085)
Accumulated other comprehensive loss	(44)	—
Treasury stock, at cost; 2,296,910 common shares at December 31, 2005 and 2004	(267)	(267)
Total stockholders’ equity	280,165	265,040
	$456,557	$393,828

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year ended December 31,
	2005	2004	2003
Revenues:
Product	$134,812	$124,087	$60,851
Service	59,798	46,651	32,359
Total revenues	194,610	170,738	93,210
Cost of revenues(1):
Product	53,622	32,911	23,575
Service	23,898	17,656	14,334
Total cost of revenues	77,520	50,567	37,909
Gross profit	117,090	120,171	55,301
Operating expenses:
Research and development(1)	46,385	36,174	32,190
Sales and marketing(1)	44,246	34,969	23,169
General and administrative(1)	26,848	24,595	10,475
Stock-based compensation	20	671	3,418
Amortization of purchased intangible assets	—	2,402	2,408
Total operating expenses	117,499	98,811	71,660
(Loss) income from operations	(409)	21,360	(16,359)
Interest expense	(491)	(479)	(610)
Interest income	9,879	4,283	2,135
Income (loss) before income taxes	8,979	25,164	(14,834)
Provision for income taxes	611	687	302
Net income (loss)	$8,368	$24,477	$(15,136)
Net income (loss) per share:
Basic and diluted	$0.03	$0.10	$(0.07)
Shares used in computing net income (loss) per share:
Basic	248,584	245,830	220,696
Diluted	253,024	253,816	220,696

(1)          Excludes non-cash, stock-based compensation expense as follows:

Cost of revenues	$—	$18	$45
Research and development	—	240	1,180
Sales and marketing	20	311	1,542
General and administrative	—	102	651
	$20	$671	$3,418

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands, except shares)

	Common Stock		Capital in			Accumulated Other	Treasury Stock		Total	Comprehensive
	Shares	Par Value	Excess of Par Value	Accumulated Deficit	Deferred Compensation	Comprehensive Loss	Shares	Cost	Stockholders' Equity	Income (Loss)
Balance, January 1, 2003	206,866,358	$207	$853,560	$(793,426)	$(3,659)	$—	2,266,810	$(261)	$56,421	$—
Sale of common stock, net of issuance costs of $9,932	37,000,000	37	182,781	—	—	—	—		182,818	—
Issuance of common stock in connection with employee stock purchase plan	1,085,750	1	965	—	—	—	—	—	966	—
Exercise of stock options	2,194,369	2	5,952	—	—		—	—	5,954	—
Amortization of deferred compensation	—	—	—	—	3,039	—	—	—	3,039	—
Deferred compensation for terminated employees	—	—	(285)	—	56	—	—	—	(229)	—
Compensation expense related to issuance of common stock options to non-employees and modifications of stock awards	—	—	608	—	—	—	—	—	608	—
Repurchase of common stock	—	—	—	—	—	—	30,100	(6)	(6)	—
Net loss	—	—	—	(15,136)	—	—	—	—	(15,136)	(15,136)
Comprehensive loss for the year ended December 31, 2003	—	—	—	—	—	—	—	—	—	$(15,136)
Balance, December 31, 2003	247,146,477	247	1,043,581	(808,562)	(564)	—	2,296,910	(267)	234,435	$—
Issuance of common stock in connection with employee stock purchase plan	1,384,356	2	1,719	—	—	—	—	—	1,721	—
Exercise of stock options	1,224,285	1	3,668	—	—	—	—	—	3,669	—
Amortization of deferred compensation	—	—	—	—	564	—	—	—	564	—
Compensation expense related to modifications of stock awards	—	—	107	—	—	—	—	—	107	—
Tax benefit from stock options exercised	—	—	67	—	—	—	—	—	67	—
Net income	—	—	—	24,477	—	—	—	—	24,477	24,477
Comprehensive income for the year ended December 31, 2004	—	—	—	—	—	—	—	—	—	$24,477
Balance, December 31, 2004	249,755,118	250	1,049,142	(784,085)	—	—	2,296,910	(267)	265,040	$—
Issuance of common stock in connection with employee stock purchase plan	1,131,641	1	4,516	—	—	—	—	—	4,517	—
Exercise of stock options	843,947	1	2,263	—	—	—	—	—	2,264	—
Compensation expense related to non-employee stock awards	—	—	20	—	—	—	—	—	20	—
Currency translation adjustment	—	—	—	—	—	(44)	—	—	(44)	(44)
Net income	—	—	—	8,368	—	—	—	—	8,368	8,368
Comprehensive income for the year ended December 31, 2005	—	—	—	—	—	—	—	—	—	$8,324
Balance, December 31, 2005	251,730,706	$252	$1,055,941	$(775,717)	$—	$(44)	2,296,910	$(267)	$280,165

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$8,368	$24,477	$(15,136)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization of property and equipment	7,976	5,796	9,724
Tax benefit from stock options exercised	—	67	—
Stock-based compensation	20	671	3,418
Amortization of purchased intangible assets	—	2,402	2,408
Loss on disposal of property and equipment	142	—	—
Deferred income taxes	(519)	—	—
Changes in current assets and liabilities:
Accounts receivable	(40,019)	(8,732)	(19,132)
Inventory	(11,321)	(14,607)	(3,290)
Other current assets	(4,342)	(3,956)	(3,419)
Accounts payable	11,955	5,406	(377)
Accrued expenses and accrued restructuring expenses	3,895	(4,490)	3,381
Deferred revenue	33,067	4,065	27,248
Cash flows provided by operating activities	9,222	11,099	4,825
Cash flows from investing activities:
Purchases of property and equipment	(14,229)	(9,004)	(3,187)
Maturities of available-for-sale marketable debt securities	254,525	163,061	9,200
Purchases of available-for-sale marketable debt securities	(207,485)	(165,304)	(127,250)
Maturities of held-to-maturity marketable debt securities and long-term investments	48,216	23,479	16,571
Purchases of held-to-maturity marketable debt securities and long-term investments	(62,644)	(40,733)	(9,338)
Increase in restricted cash	(591)	—	—
Changes in other assets	656	410	(757)
Cash flows provided by (used in) investing activities	18,448	(28,091)	(114,761)
Cash flows from financing activities:
Net proceeds from sale of common stock	—	—	182,818
Sale of common stock in connection with employee stock purchase plan	4,517	1,721	966
Proceeds from exercise of stock options	2,264	3,669	5,954
Payments of long-term liabilities	(87)	(182)	(3,359)
Repurchase of common stock	—	—	(6)
Cash flows provided by financing activities	6,694	5,208	186,373
Effect of exchange rate changes on cash and cash equivalents	(616)	—	—
Net increase (decrease) in cash and cash equivalents	33,748	(11,784)	76,437
Cash and cash equivalents, beginning of year	121,931	133,715	57,278
Cash and cash equivalents, end of year	$155,679	$121,931	$133,715
Supplemental disclosure of cash flow information:
Interest paid	$483	$479	$610
Income taxes paid	820	441	91
Income tax refunds received	(428)	—	—
Non-cash purchases of property and equipment.	1,047	—	—
Property and equipment acquired under capital lease	174	—	—
Leasehold improvements and equipment purchases for the Company by landlord	965	—	—

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements

(1) Operations and Significant Accounting Policies

Sonus Networks, Inc. (Sonus) was incorporated in August 1997 and is a leading provider of voice infrastructure solutions for wireline and wireless service providers. Sonus offers a new generation of carrier-class switching equipment and software that enable voice services to be delivered over packet-based networks.

The accompanying consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.

(a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sonus and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

The presentation of marketable debt securities in the consolidated statements of cash flows for the years ended December 31, 2004 and 2003 have been adjusted to conform to the current year presentation.

(b) Use of Estimates and Judgments

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods, actual results may differ. Significant estimates and judgments relied upon in preparing these financial statements include revenue recognition for multiple element arrangements, allowances for doubtful accounts, estimated fair value of investments, inventory reserves, expected future cash flows used to evaluate the recoverability of long-lived assets, restructuring and other related charges, contingencies associated with revenue contracts, contingent liabilities, and recoverability of Sonus’ net deferred tax assets and related valuation allowance. Although Sonus regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. Sonus bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

(c) Cash Equivalents, Marketable Debt Securities and Long-Term Investments

Cash equivalents are stated at cost, which approximates fair value, and have remaining maturities of three months or less at the date of purchase.

Cash equivalents and marketable debt securities are invested in high quality debt instruments, primarily U.S. Government, municipal and corporate obligations. Investments in U.S. Government and corporate obligations are classified as held-to-maturity, as Sonus has the intent and ability to hold them to maturity. Held-to-maturity marketable debt securities are reported at amortized cost. Investments in municipal obligations are classified as available-for-sale and are reported at fair value. Unrealized gains and losses from available-for-sale marketable debt securities were not material for all periods presented. The unrealized losses related to these securities at December 31, 2005 are not considered to be a permanent decline in the fair value of such securities. There have been no material realized gains or losses

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(1) Operations and Significant Accounting Policies (Continued)

to date. Current marketable debt securities include held-to-maturity investments with remaining maturities of less than one year as of the balance sheet date and available-for-sale investments that are expected to be sold in the current period or to be used in current operations. Long-term investments include held-to-maturity investments with remaining maturities of one to five years as of the balance sheet date.

As of December 31, 2005 and 2004, marketable debt securities consisted of the following, in thousands:

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable debt securities
Available-for-sale:
State and municipal obligations	$97,875	$—	$—	$97,875
Held-to-maturity:
U.S. government agency notes	16,643	—	(88)	16,555
Corporate debt securities	18,503	—	(79)	18,424
Commercial paper	5,950	—	(13)	5,937
Certificates of deposit	1,598		(4)	1,594
	$140,569	$—	$(184)	$140,385
Long-term investments
Held-to-maturity:
U.S. government agency notes	$17,993	$—	$(48)	$17,945

	December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable debt securities
Available-for-sale:
State and municipal obligations	$144,548	$—	$—	$144,548
Held-to-maturity:
U.S. government agency notes	5,600	1	—	5,601
Corporate debt securities	19,997	—	(103)	19,894
	$170,145	$1	$(103)	$170,043
Long-term investments
Held-to-maturity:
U.S. government agency notes	$5,566	$—	$(9)	$5,557
Corporate debt securities	15,463	—	(190)	15,273
	$21,029	$—	$(199)	$20,830

As of December 31, 2005, Sonus had $591,000 in restricted cash, which is used to collateralize standby letters of credit. Restricted cash is included in other current assets on the consolidated balance sheet.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(1) Operations and Significant Accounting Policies (Continued)

(d) Concentrations of Credit and Off-Balance Sheet Risk, Significant Customers and Limited Suppliers

The financial instruments that potentially subject Sonus to concentrations of credit risk are cash, cash equivalents, marketable debt securities, accounts receivable and long-term investments. Sonus’ cash, cash equivalent and investment portfolio holdings were diversified among five financial institutions at December 31, 2005. Beginning in the third quarter of 2005, Sonus entered into foreign exchange contracts to hedge against currency fluctuations related to a particular account receivable and orders denominated in Japanese Yen. Sonus records changes in fair value of foreign exchange contracts to general and administrative expenses in the consolidated statement of operations, which totaled a gain of $177,000 for the year ended December 31, 2005.

The following customers contributed 10% or more of Sonus’ revenues in the years ended December 31, 2005, 2004 and 2003:

Customer	2005	2004	2003
A	28%	*	13%
B	*	12%	11
C	*	17	18
D	*	*	15

*                    Represents less than 10% of revenues.

As of December 31, 2005 and 2004, two customers each accounted for 10% more of Sonus’ accounts receivable balance, representing an aggregate of 43% and 53% of Sonus’ accounts receivable balance. Sonus performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Sonus maintains an allowance for potential doubtful accounts and such losses have been within management’s expectations.

The following table shows percentage of revenue by region for the years ended December 31:

	2005	2004	2003
United States	75%	83%	79%
Japan	13	9	9
Other Asia Pacific	6	2	4
Europe, Middle East and Africa	4	5	5
Other	2	1	3
	100%	100%	100%

Certain components and software licenses from third parties used in Sonus’ products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus’ delivery of products and thereby materially adversely affect Sonus’ revenues and operating results.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(1) Operations and Significant Accounting Policies (Continued)

(e) Foreign Currency Translation

Sonus’ functional currency is the U.S. dollar. For foreign subsidiaries where the functional currency is the local currency, assets and liabilities are translated into U.S. dollars at the current exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during each period. Translation adjustments for these subsidiaries are accumulated in other comprehensive income (loss), a component of stockholders’ equity.

For foreign subsidiaries where the functional currency is the U.S. dollar, monetary assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date. Nonmonetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Revenue and expense items are translated at average rates of exchange prevailing during each period. Translation adjustments are included in the consolidated statement of operations. Translation adjustments for these subsidiaries were not material for any year presented.

During 2005, Sonus changed the functional currency for its Japan and India subsidiaries from the U.S. dollar to local currency as significant changes in economic facts and circumstances transpired during the year.

(f) Unearned Accounts Receivable

Accounts receivable, net, include unearned accounts receivable which represent products shipped to customers where Sonus has a contractual right to bill the customer and collectibility is probable under ordinary collection terms prior to satisfying Sonus’ revenue recognition criteria.

(g) Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market and consists of final assembly materials and finished goods.

Unearned inventory represents deferred cost of revenues prior to satisfaction of Sonus’ revenue recognition criteria.

Inventory purchases and commitments are based upon estimated future demand for Sonus’ products. Sonus values inventory at the lower of cost on a first-in, first-out basis or net realizable value. Sonus provides inventory reserves based on excess and obsolete inventory determined primarily by future demand forecasts and estimated returns of defective product, and record charges to cost of revenues. Sonus assesses such demand forecasts and return history on at least a quarterly basis. If Sonus records a charge to reduce inventory to its estimated net realizable value, Sonus does not increase its carrying value due to subsequent changes in demand forecasts or product repairs. Accordingly, if inventory previously reserved for is subsequently sold, Sonus may realize improved gross profit margins on those transactions in the period the related revenue is recognized.

Sonus also records a full inventory reserve for evaluation equipment at the time of shipment to our customers as a charge to sales and marketing expense as it is probable that the inventory value will not be realizable. If these evaluation shipments are later purchased by Sonus’ customers, Sonus reclassifies amounts previously charged to sales and marketing expenses to cost of revenues in the period all revenue recognition criteria are met.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(1) Operations and Significant Accounting Policies (Continued)

(h) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful life of the related assets, which range from two to five years. Leasehold improvements are amortized over the lesser of the lease term or five years. When an item is sold or retired, the cost and related accumulated depreciation or amortization is eliminated, and the resulting gain or loss, if any, is recognized in income (loss) from operations in the consolidated statement of operations.

(i) Revenue Recognition

Sonus’ products are primarily marketed based on the software elements contained herein. In addition, hardware sold generally can not be used apart from the software. Therefore, the Company considers its principal products to be software related. Sonus recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility of the related receivable is probable under ordinary payment terms. When Sonus has future obligations, including a requirement to deliver additional elements which are essential to the functionality of the delivered elements or for which vendor specific objective evidence of fair value (VSOE) does not exist or customer acceptance is required, Sonus defers revenue recognition and related costs until those obligations are satisfied. The ordering patterns and sales lead times associated with customer orders may vary significantly from period to period.

Many of Sonus’ sales involve complex contractual, multiple element arrangements. When a sale includes multiple elements, such as products, maintenance and/or professional services, Sonus recognizes revenue using the residual method. Revenues associated with undelivered elements that are considered not essential to the functionality of the product and for which VSOE has been established, are deferred based on the VSOE value and any remaining arrangement fee is then allocated to, and recognized as, product revenue. VSOE is determined based upon the price charged when the same element is sold separately or established by the relevant pricing authority. If Sonus cannot establish VSOE for each undelivered element, including specified upgrades, it defers revenue on the entire arrangement until VSOE for all undelivered elements is known or all elements are delivered and all other revenue recognition criteria are met.

Maintenance and support services are recognized ratably over the life of the service period, ranging from one to five years. Earned maintenance revenues are typically deferred until the associated product revenue is accepted and all other revenue recognition is met. Maintenance and support services include telephone support, return and repair support and unspecified rights to product upgrades and enhancements.

Installation service revenues which are considered to be perfunctory are generally recognized when the service is complete. Other professional services for which VSOE has been established are typically recognized based on the proportional performance method as the services are delivered.

Consulting, custom development and other professional service only engagements are recognized as services are completed.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Sonus sells the majority of its products directly to end-users. For products sold to resellers and distributors, Sonus recognizes revenue on a sell-through basis utilizing information provided to Sonus from its resellers and distributors. To date, no revenues have been recognized on a sell-in basis due to the limited history of shipments to resellers and distributors.

Sonus records deferred revenue for product delivered or services performed for which collection of the amount billed is either probable or has been collected but other revenue recognition criteria have not been satisfied. Deferred revenue includes customer deposits and amounts associated with maintenance contracts. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is classified as long-term deferred revenue.

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

Sonus has computed the pro forma disclosures, intended to show the effects of using a fair value model to measure stock compensation using the Black-Scholes option pricing model under the following assumptions for the years ended December 31:

	2005	2004	2003
Risk-free interest rate	4.0%	3.2%	3.0%
Expectant dividend yield	0.0%	0.0%	0.0%
Expected volatility	117%	127%	137%
Expected life (years)	4.0	5.0	4.0–5.0
Weighted average fair value of options/purchase rights granted during the year	$3.70	$4.18	$3.76

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(1) Operations and Significant Accounting Policies (Continued)

For shares purchased under the 2000 Employee Stock Purchase Plan (ESPP), Sonus uses a Black-Scholes option-pricing model, with a range used for the majority of assumptions. In valuing the ESPP, Sonus used an assumed risk-free interest rate of 1.3%-3.6% for 2005, 1.0%-3.0% for 2004 and 1.1%-4.7% for 2003, expected volatility of 57%-154% for 2005, 26%-164% for 2004 and 137%-150% for 2003, and an expected life from six months to two years, with the assumption that dividends will not be paid.

The following table shows Sonus’ pro forma net income (loss) and net income (loss) per share as if the Company had used the fair value model to measure and account for stock compensation to employees:

	Year ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
Net income (loss)
As reported	$8,368	$24,477	$(15,136)
Plus: Employee stock-based compensation expense included in net income (loss) under intrinsic value method related to options, net of tax	19	570	2,589
Less: Employee stock-based compensation under fair value method, net of tax	(97,662)	(48,022)	(43,404)
Pro forma	$(89,275)	$(22,975)	$(55,951)
Basic and diluted net income (loss) per share—
As reported	$0.03	$0.10	$(0.07)
Pro forma	(0.36)	(0.09)	(0.25)

On December 21, 2005, Sonus’ Board of Directors approved accelerating the vesting of out-of-the-money, unvested stock options held by all current employees, subject to employee approval to the extent accelerating of vesting would create a change in classification of any grant from an incentive stock option to a non-qualified incentive stock option. Non-employee members of the Board of Directors were excluded from the acceleration. Unvested options having an exercise price of $4.00 per share or greater, representing the right to purchase a total of approximately 18.9 million shares, became exercisable as a result of the vesting acceleration. All other terms and conditions in the original grants remain unchanged. The acceleration of vesting did not result in the recognition of compensation expense in fiscal 2005 as the exercise price of the accelerated stock options exceeded the fair market value of the underlying common stock on the date of modification. The pro forma results reported for fiscal 2005 include approximately $63.8 million of pro forma compensation expense, net of tax, resulting from the vesting acceleration. The decision to accelerate vesting of these stock options was made primarily to reduce compensation expense that would otherwise be recognized after the adoption of SFAS No. 123(R) on January 1, 2006.

(l) Fair Value of Financial Instruments

The carrying amounts of Sonus’ financial instruments, which include cash equivalents, marketable debt securities, long-term investments, accounts receivable, accounts payable, long-term liabilities, foreign exchange contracts and the convertible subordinated note, approximate their fair value.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(1) Operations and Significant Accounting Policies (Continued)

(m) Disclosures about Segments of an Enterprise

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. To date, the chief operating decision maker has made such decisions and assessed performance at the company level.

(n) Net Income (Loss) Per Share

Dilutive potential common shares consist of common stock issuable upon the exercise of stock options and conversion of a convertible subordinated note. For the years ended December 31, 2004 and 2003, dilutive potential common shares also includes restricted common stock.

	Year ended December 31,
	2005	2004	2003
Weighted average common shares outstanding	248,584	246,175	224,529
Less weighted average restricted common shares outstanding	—	(345)	(3,833)
Weighted average shares used in computing basic per share calculation	248,584	245,830	220,696
Add effect of dilutive potential common shares	4,440	7,986	—
Weighted average shares used in dilutive per share calculation	253,024	253,816	220,696

Excluded from the shares used in the calculations above are options to purchase shares of common stock and shares of common stock issuable upon conversion of convertible subordinated notes representing an aggregate of 13,405,274, 3,890,329 and 28,469,634 as of December 31, 2005, 2004 and 2003, respectively, as their effects would have been anti-dilutive.

(o) Loss Contingencies

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

Allowance for Doubtful Accounts.   Sonus establishes billing terms at the time it negotiates purchase agreements with its customers. Sonus continually monitors for timely payments and potential collection issues. An allowance for doubtful accounts is estimated based on Sonus’ assessment of the collectibility of specific customer accounts.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(1) Operations and Significant Accounting Policies (Continued)

Warranty Reserve.   Sonus’ products are covered by a standard warranty of 90 days for software and one year for hardware or a warranty for longer periods under certain customer contracts. In addition, certain customer contracts include warranty-type provisions for epidemic or similar product failures, generally for the contractual period or the life of the product in accordance with published telecommunications standards. Sonus accrues for warranty obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. Sonus has not incurred significant costs related to such obligations. Sonus’ customers typically purchase maintenance and support contracts, which encompass its warranty obligations. Sonus’ estimates of warranty obligations are primarily based on historical information and future forecasts.

In addition, certain of Sonus’ customer contracts include provisions under which Sonus may be obligated to pay penalties generally for the contractual period or for the life of the product if Sonus’ products fail or do not perform in accordance with specifications. Sonus accrues for such contingent obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. Sonus has not incurred significant costs related to such provisions. Sonus periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. As of December 31, 2005 and December 31, 2004, Sonus had $84,000 and $0 of warranty reserves recorded, respectively.

Royalty Accrual.   Sonus accrues for royalties for technology it licenses from vendors based on established royalty rates and usage. In certain cases, Sonus has been contacted by third parties who claim that Sonus’ products infringe on certain intellectual property of the third party. Sonus evaluates these claims and accrues for royalties when the amounts are probable and reasonably estimable.

Reserve for Litigation and Legal Fees.   Sonus is subject to various legal claims, including securities litigation. Sonus reserves for legal contingencies and legal fees when the amounts are probable and reasonably estimable. Sonus’ director and officer liability insurance policies provide only limited liability protection relating to the securities class action and derivative lawsuits against Sonus and certain of its officers and directors. Sonus intends to defend these matters vigorously, although the ultimate outcome of these items is uncertain and the potential loss, if any, may be significantly different than the amounts Sonus has previously accrued.

Accounting for Income Taxes.   Sonus provides for deferred income taxes resulting from temporary differences between financial and taxable income. Such differences arise primarily from depreciation, accruals and reserves, deferred revenue, capitalized software costs, tax carryforwards, and allowances for accounts receivable. Sonus records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. Sonus has not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as these earnings have been permanently reinvested or would be principally offset by foreign tax credits. Cumulative undistributed foreign earnings were approximately $550,000 at December 31, 2005.

(p) Research and Development Costs

Research and development costs are expensed as incurred.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(1) Operations and Significant Accounting Policies (Continued)

(q) Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (ARB) No. 43, Chapter 4. SFAS 151 amends the guidance in ARB No 43, Chapter 4, “Inventory Pricing” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 will not have a material impact on Sonus’ consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. SFAS 123(R) must be adopted in fiscal periods beginning after June 15, 2005. Sonus adopted SFAS 123(R) on January 1, 2006. SFAS 123(R) permits public companies to adopt its requirements using one of two methods: a “modified prospective” method, in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date, and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date; or a “modified retrospective” method, which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. Sonus will be using the modified prospective method in adopting SFAS 123(R). As a result of the adoption of SFAS 123(R), Sonus expects stock-based compensation expense to reduce basic and diluted net income per share by approximately $0.03 to $0.05 per share for the year ending December 31, 2006. However, Sonus’ assessment of the estimated compensation charges is affected by its stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of Sonus’ stock price and employee stock option exercise behaviors. The adoption of SFAS 123(R) will have no material impact on Sonus’ net cash flows or overall financial position.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(2) Restructuring Charges (Continued)

2002 Restructuring Accrual

The following table summarizes the activity relating to Sonus’ accrual for fiscal 2002 restructuring actions, in thousands:

	2003 Activity				2004 Activity		2005 Activity
	Jan.1, 2003 Accrual Balance	Cash Payments	Dec. 31, 2003 Accrual Balance	Cash Payments	Dec. 31, 2004 Accrual Balance	Cash Payments	Dec. 31, 2005 Accrual Balance	Current Portion	Long-term Portion
Workforce reduction	$534	$(534)	$—	$—	$—	$—	$—	$—	$—
Consolidation of facilities	2,214	(1,071)	1,143	(344)	799	(186)	613	195	418
Sub-total	2,748	(1,605)	1,143	(344)	799	(186)	613	195	418
Write-off (benefit) of purchase commitments	340	(300)	40	(40)	—	—	—	—	—
Total	$3,088	$(1,905)	$1,183	$(384)	$799	$(186)	$613	$195	$418

The remaining cash expenditures relating to the consolidation of excess facilities are expected to be paid through 2008.

(3) Other Balance Sheet Data

(a) Accounts Receivable

Accounts receivable consists of the following, in thousands:

	December 31,
	2005	2004
Earned accounts receivable	$48,924	$15,919
Unearned accounts receivable	23,823	16,976
Accounts receivable, gross	72,747	32,895
Allowance for doubtful accounts	(426)	(409)
Accounts receivable, net	$72,321	$32,486

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(3) Other Balance Sheet Data (Continued)

(b) Inventory

Inventory consists of the following, in thousands:

	December 31,
	2005	2004
On-hand final assemblies and finished goods inventory	$19,457	$18,725
Unearned inventory	21,110	14,054
Evaluation inventory	4,615	6,107
Inventory, gross	45,182	38,886
Excess, obsolete and evaluation reserve	(7,351)	(10,540)
Inventory, net	$37,831	$28,346

(c) Property and Equipment

Property and equipment consists of the following, in thousands:

	Estimated	December 31,
	Useful Life	2005	2004
Equipment and software	2-3 years	$67,754	$59,500
Furniture and fixtures	3-5 years	875	26
Leasehold improvements	Life of lease	1,998	484
		70,627	60,010
Less accumulated depreciation and amortization		(55,446)	(51,793)
Property and equipment, net		$15,181	$8,217

In the fourth quarter of 2005, Sonus determined that certain fully-depreciated assets were no longer in service. The write-off of such assets totaled approximately $4.2 million. There was no gain or loss on disposal of these assets.

As of December 31, 2005, net property and equipment located in United States and foreign locations was $12.9 million and $2.3 million, respectively. As of December 31, 2004, substantially all net property and equipment was located in the United States.

(d) Accrued Expenses

Accrued expenses consists of the following, in thousands:

	December 31,
	2005	2004
Employee compensation and related costs	$9,217	$6,148
Employee stock purchase plan	1,811	2,129
Professional fees	1,842	3,697
Royalties	3,939	3,488
Accrued taxes	3,829	1,849
Deferred rent	1,021	47
Other	1,545	882
	$23,204	$18,240

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(3) Other Balance Sheet Data (Continued)

(e) Deferred Revenue

Deferred revenue consists of the following, in thousands:

	December 31,
	2005	2004
Maintenance and support contracts	$67,277	$44,859
Customer deposits	30,952	29,230
Unearned revenue	23,823	16,976
Total deferred revenue	122,052	91,065
Less current portion	(88,199)	(65,105)
	$33,853	$25,960

Maintenance and support contracts are recognized ratably over the life of the maintenance and support period. Customer deposits represent payments received in advance of revenue recognition. Unearned revenue represents billings for which payment has not been received and revenue recognition criteria have not been met. As of December 31, 2005 and December 31, 2004, deferred revenue and accounts receivable excluded $5.3 million and $6.5 million related to products shipped and billed to customers which are collectible under extended payment terms or for which revenue is recognized as cash is collected.

(4) Valuation and Qualifying Accounts

(a) Allowance for Doubtful Accounts

The following table sets forth activity in Sonus’ allowance for doubtful accounts, in thousands:

Year ended December 31:	Balance at beginning of year	Charges to expense	Write-offs	Balance at end of year
2005	$409	$132	$(115)	$426
2004	285	278	(154)	409
2003	341	170	(226)	285

(b) Inventory Reserves

The following table sets forth activity in Sonus’ inventory reserve, in thousands:

Year ended December 31:	Balance at beginning of year	Charges to expense	Dispositions and sales	Balance at end of year
2005	$10,540	$3,966	$(7,155)	$7,351
2004	13,814	5,478	(8,752)	10,540
2003	18,306	5,806	(10,298)	13,814

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(4) Valuation and Qualifying Accounts (Continued)

(c) Warranty Reserve

The following table sets forth activity in Sonus’ warranty reserve accrual, included in accrued expenses, in thousands:

Year ended December 31:	Balance at beginning of year	Charges (benefits) to expense	Costs incurred	Balance at end of year
2005	$—	$809	$(725)	$84
2004	2,500	(1,949)	(551)	—
2003	1,300	1,200	—	2,500

(5) Income Taxes

The following is a summary of the significant components of Sonus' deferred income tax assets and liabilities, in thousands:

	December 31,
	2005	2004
Net operating loss carryforwards	$59,272	$63,605
Tax credit carryforwards	10,234	8,455
Intangible assets	1,415	1,565
Deferred revenue	8,784	20,611
Accrued expenses	3,116	(1,105)
Inventory	4,802	5,240
Other temporary differences	5,128	(3,454)
Valuation allowance	(92,232)	(94,917)
	$519	$—

As a result of net operating losses incurred prior to 2004, operating losses incurred in the first and third fiscal quarters of 2005, and uncertainty as to the extent, jurisdiction and timing of profitability in future periods, Sonus has continued to record a full valuation allowance against federal and state net deferred tax assets, which was approximately $92 million as of December 31, 2005. We have recorded a foreign deferred income tax asset of $519,000 with no valuation allowance as of December 31, 2005.  In addition, approximately $27 million of the valuation allowance relates to tax benefits from stock option compensation. A substantial portion of the tax benefit of that item, if realized, would result in an increase in additional paid-in capital.

As of December 31, 2005, Sonus has net operating loss carryforwards for federal and state income tax purposes of approximately $158,000,000 and $94,000,000, respectively. The federal net operating loss carryforwards expire at various dates from 2019 through 2023. The state net operating loss carryforwards expire at various dates from 2006 through 2023. Approximately $70,000,000 of the federal net operating loss is attributable to stock option deductions; a substantial portion of the benefit will be accounted for when used as an increase to capital in excess of par value. Sonus also has available research and development credit carryforwards of approximately $9,855,000 that expire at various dates from 2012 through 2025, and an Alternative Minimum Tax Credit carryforward of $379,000 that has no expiration date. The Internal Revenue Code (IRC) contains provisions that limit the net operating loss and tax credit

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(5) Income Taxes (Continued)

carryforwards available to be used in any given year in the event of certain circumstances, including significant changes in ownership interests. Sonus has completed several financings since inception and may have incurred ownership changes as defined in the IRC. Sonus does not believe that these changes have had a material impact on its ability to utilize net operating loss and tax credit carryforwards.

Income tax (benefit) expense differed from the amounts computed by applying the U.S. statutory income tax rate to pre-tax income as a result of the following:

	2005	2004	2003
Statutory income tax (benefit) expense	35.0%	35.0%	(35.0)%
State income taxes, net of federal benefit	—	3.6	(4.5)
Foreign income taxes	9.1	—	1.1
Stock-based compensation	—	0.8	6.5
Tax credits	(19.8)	4.9	(9.8)
Meals and entertainment	2.1	—	—
Valuation allowance	(29.9)	(42.9)	44.0
Other, net	10.3	1.3	(0.3)
Effective income tax rate	6.8%	2.7%	2.0%

The components of income (loss) before income taxes and the provision (benefit) for income taxes consists of the following, in thousands:

	2005	2004	2003
Income (loss) before income taxes:
United States	$7,875	$24,770	$(15,276)
Foreign	1,104	394	442
	$8,979	$25,164	$(14,834)
Provision (benefit) for income taxes:
Current:
Federal	$59	$335	$—
State	—	211	130
Foreign	1,071	141	172
	1,130	687	302
Deferred:
Foreign	(519)	—	—
Total	$611	$687	$302

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(6) Long-term Liabilities

Long-term liabilities consist of capital lease obligations and restructuring expenses.  The future minimum annual payments under capital leases and amounts due for restructuring expenses are as follows at December 31, 2005, in thousands:

	Capital lease	Restructuring expense	Total
2006	$55	$195	$250
2007	55	204	259
2008	14	214	228
2009	3	—	3
Total minimum lease payments	127	613	740
Less amount representing interest	(12)	—	(12)
Present value of minimum lease payments	115	613	728
Less current portion	(48)	(195)	(243)
Long-term liabilities, net of current portion	$67	$418	$485

(7) Convertible Subordinated Note

In May 2001, Sonus issued a $10,000,000 4.75% convertible subordinated note, due May 1, 2006, to a customer. Interest payments are due semi-annually on May 1 and November 1 of each year through May 2006. The note may be converted by the holder into shares of Sonus' common stock at any time before its maturity or prior to its redemption or repurchase by Sonus. The conversion rate is 33.314 shares per each $1,000 principal amount of the note, subject to adjustment in certain circumstances. After May 1, 2004, Sonus has the option to redeem all or a portion of the note at 100% of the principal amount. Also, at any time if the market price of Sonus' common stock exceeds $60.04 per share for 20 trading days in any 30 trading-day period, Sonus may redeem this note through the issuance of shares of common stock or for cash. In the event of a change of control in Sonus, the holder at its option may require Sonus to redeem the note through the issuance of common stock or cash. Interest expense related to the convertible subordinated note was $475,000 per year for 2005, 2004 and 2003.  Accrued interest was $79,000 at December 31, 2005 and 2004, respectively.

(8) Commitments and Contingencies

(a) Leases

Sonus leases its facilities under operating leases, which expire through 2010. Sonus is responsible for certain real estate taxes, utilities and maintenance costs under these leases. In October 2003, Sonus entered into a lease agreement for a new corporate headquarters facility with rent commencing in April 2004 and extending through January 2007. In November 2004, Sonus entered into a lease agreement for a new development center in Bangalore, India, consisting of approximately 16,000 square feet under a lease expiring in January 2008. In July 2005 Sonus entered into a lease agreement at a new location in Richardson, Texas, consisting of approximately 27,000 square feet under a lease expiring in October 2010. Rent expense was $3,003,000, $2,716,000 and $2,638,000 for 2005, 2004 and 2003, respectively. The future minimum payments under operating lease arrangements as of December 31, 2005 are as follows: $1,998,000 in 2006; $1,274,000 in 2007; $1,058,000 in 2008; $831,000 in 2009 and $621,000 in 2010.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(8) Commitments and Contingencies (Continued)

In February 2006, Sonus entered into a lease to move our corporate headquarters to Westford, Massachusetts. The lease is effective in January 2007 and expires in July 2012. Future contractual obligations under the lease are $1,235,000 annually from 2007-2011 and $669,000 in 2012.

(b) Pending Litigation and Claims

In November 2001, a purchaser of Sonus’ common stock filed a complaint in the United States District Court for the Southern District of New York against Sonus, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with our initial public offering (IPO) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased Sonus’ common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that Sonus’ registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against Sonus are asserted under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against Sonus, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, Sonus, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against many of the individual defendants, including Sonus officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including Sonus, but denied the remainder of the motion as to the defendants. In June 2003, a special committee of Sonus’ Board of Directors authorized Sonus to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. On February 15, 2005, the court preliminarily approved the terms of the proposed settlement contingent on modifications to the proposed settlement. On August 31, 2005, the court approved the terms of the proposed settlement, as modified. The settlement is subject to class certification and final approval by the court. A hearing has been scheduled on April 24, 2006 for final approval. The proposed settlement would not require any settlement payment by Sonus, therefore Sonus does not expect that the settlement would have a material impact on its business or financial results.

Beginning in July 2002, several purchasers of Sonus’ common stock filed complaints in the United States District Court for the District of Massachusetts against Sonus, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 (Class Action Complaints). The purchasers seek to represent a class of persons who purchased Sonus common stock between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that Sonus made false and misleading statements about its products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, Sonus filed a motion to dismiss the Consolidated Amended Complaint on

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(8) Commitments and Contingencies (Continued)

various grounds. On May 11, 2004, the court held oral argument on the motion, at the conclusion of which the court denied Sonus’ motion to dismiss. The plaintiffs filed a motion for class certification on July 30, 2004. On February 16, 2005, the court certified the class and appointed a class representative. On March 9, 2005, the court appointed lead counsel. After the court requested additional briefing on the adequacy of the class representative, the class representative withdrew. Lead counsel then filed a motion to substitute a new plaintiff as the class representative. On May 19, 2005, the court held a hearing on the motion and took the matter under advisement. On August 15, 2005, the court issued an order decertifying the class and requiring the parties to submit a joint report informing the court whether the cases have been settled and whether defendants would be seeking to recover attorney’s fees from the plaintiffs. On September 30, 2005, the plaintiffs filed motions to voluntarily dismiss their complaints with prejudice. On October 5, 2005, the court entered an order dismissing the cases. On October 21, 2005, the defendants filed a motion seeking the recovery of attorneys’ fees from plaintiffs. The plaintiffs have opposed the motion. No hearing date has been scheduled.

On January 6, 2006, a purchaser of Sonus’ common stock filed a complaint in the United States District Court for the District of Massachusetts that is essentially identical to the Class Action Complaints previously filed against the defendants. Sonus has not yet responded to the complaint.  Sonus expects the court to appoint the lead plaintiff within the next month, after which Sonus intends to file a motion to dismiss the complaint. There is no assurance Sonus will prevail in defending these actions. A judgment or a settlement of the claims against the defendants could have a material impact on Sonus’ financial results. It is too early to determine the ultimate outcome or potential range of loss, if any.

Beginning in February 2004, a number of purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts against Sonus and certain of its current officers and directors. On June 28, 2004, the court consolidated the claims. On December 1, 2004, the lead plaintiff filed a consolidated amended complaint. The complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a), and 15 of the Securities Act of 1933, relating to Sonus’ restatement of its financial results for 2001, 2002, and the first three quarters of 2003. Specifically, the complaint alleges that Sonus issued a series of false or misleading statements to the market concerning our revenues, earnings, and financial position. Plaintiffs contend that such statements caused Sonus’ stock price to be artificially inflated. The complaint seeks unspecified damages on behalf of a purported class of purchasers of Sonus’ common stock during the period from March 28, 2002 through March 26, 2004. On January 28, 2005, Sonus filed a motion to dismiss the Section 10(b) and 12(a) claims and joined the motion to dismiss the Section 11 claim filed by the individual defendants. On June 1, 2005, the court held a hearing on the motion and allowed the plaintiff to file an amended complaint. The plaintiff filed an Amended Complaint that included the same claims and substantially similar allegations as set forth in the prior Complaint. On September 12, 2005, the defendants filed motions to dismiss this Amended Complaint. On December 10, 2005, the Court held a hearing on the motions and took  the matter under advisement. Sonus believes that it has substantial legal and factual defenses to the claims, which it intends to pursue vigorously. There is no assurance Sonus will prevail in defending these actions. A judgment or a settlement of the claims against the defendants could have a material impact of Sonus’ financial results. It is too early to determine the ultimate outcome or potential range of loss, if any.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(8) Commitments and Contingencies (Continued)

In February 2004, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against Sonus and certain of its officers and directors, naming Sonus as a nominal defendant. Also in February 2004, two purported shareholder derivative lawsuits were filed in the business litigation session of the superior court of Suffolk County of Massachusetts against Sonus and certain of its directors and officers, also naming Sonus as a nominal defendant. The suits claim that certain of Sonus’ officers and directors breached their fiduciary duties to Sonus’ stockholders and to Sonus. The complaints are derivative in nature and do not seek relief from Sonus. However, Sonus has entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to Sonus’ obligations under the indemnification agreements or applicable Delaware law. On September 27, 2004, the state court granted Sonus’ motion to dismiss. On October 26, 2004, the plaintiffs filed a notice appealing the state court’s dismissal of the actions. On June 24, 2005, the plaintiffs withdrew the appeal and dismissed the case with prejudice. In the federal actions, on June 28, 2004, the court consolidated and stayed the three actions. On October 12, 2004, the lead plaintiff filed a consolidated amended complaint. On June 1, 2005, the court held a hearing on the motion and allowed the plaintiff to file an amended complaint. On July 1, 2005, the plaintiff filed an amended complaint. The defendants renewed their motions to dismiss. On December 10, 2005, the court held a hearing on the motions and took the matter under advisement. There is no assurance Sonus will prevail in defending these actions. Sonus does not expect these shareholder derivative claims will have a material impact on its financial results.

In December 2004, a purchaser of Sonus’ common stock filed a complaint in the circuit court in Will County, Illinois, against Sonus, one of its officers, and a former officer alleging misrepresentation and fraud in connection with the plaintiff’s purchase of Sonus stock. The Complaint seeks unspecified damages. Sonus filed a motion to dismiss the complaint. On May 5, 2005, the plaintiff filed an amended complaint. On October 26, 2005, the court held a hearing on the motion during which it dismissed the federal claims without prejudice and dismissed the state claims without prejudice. On November 23, 2005, the plaintiff filed a second amended complaint with essentially the same allegations as in the prior complaints. The defendants renewed their motions to dismiss with respect to the second amended complaint. On March 9, 2006, the court held a hearing on the defendants’ motions during which he entered an order dismissing the second amended complaint with prejudice. Sonus does not expect that this claim will have a material impact on its financial results.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(9) Stockholders’ Equity

(a) 1997 Stock Incentive Plan

On January 1 of each year, the aggregate number of shares of common stock available for issuance under the 1997 Stock Incentive Plan (Plan) shall increase by the lesser of (i) 5% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of December 31, 2005, 135,227,031 shares were authorized and 40,401,262 shares were available under the Plan for future issuance.

Sonus has issued shares of restricted common stock to employees and consultants which were subject to repurchase agreements and generally vested over a four or five-year period. If the employee were to leave or if the services were not performed, Sonus could repurchase any restricted shares of common stock held by these individuals at their original purchase price ranging from $0.01 to $4.67 per share. All shares of common stock subject to repurchase restrictions contained the same rights and privileges as unrestricted shares of common stock and are presented as outstanding as of the date of issuance. As of December 31, 2004, the restrictions on all shares had lapsed that were subject to Sonus’ right to repurchase.

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

A summary of activity under the Plan for the years ended December 31, 2003 and 2004, is as follows:

Restricted Common Stock Issuances

	Number of Shares	Purchase Price	Weighted Average Purchase Price
Outstanding, December 31, 2002	41,715,405	$0.01-4.67	$0.20
Repurchased	(30,100)	0.16-0.22	0.20
Outstanding, December 31, 2003	41,685,305	0.01-4.67	0.19
Repurchased	—	—	—
Outstanding December 31, 2004	41,685,305	$0.01-4.67	$0.19
Unrestricted common stock, December 31, 2004	41,685,305	$0.01-4.67	$0.19
Unrestricted common stock, December 31, 2003	40,627,260	$0.01-4.67	$0.19

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(9) Stockholders’ Equity

Common Stock Option Grants

	2003		2004		2005
	Number of Shares	Weighted Average Exercise rice	Number of Shares	Weighted Average Exercise rice	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	12,412,973	$5.42	28,136,494	$4.60	36,893,219	$4.71
Granted	20,247,276	4.35	11,473,300	4.88	10,981,600	4.75
Cancelled	(2,329,386)	8.55	(1,492,290)	5.14	(1,697,340)	5.16
Exercised	(2,194,369)	2.71	(1,224,285)	3.02	(843,947)	2.68
Outstanding at end of year	28,136,494	$4.60	36,893,219	$4.71	45,333,532	$4.74
Exercisable at end of year	9,780,521	$4.68	15,683,511	$4.75	42,487,829	$4.81

The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2005:

Outstanding				Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.07 - $3.99	8,715,165	6.1	$3.13	6,150,582	$2.90
$4.00 - $4.08	7,240,062	4.6	4.08	7,233,194	4.08
$4.09 - $4.45	3,196,660	9.0	4.21	3,177,493	4.21
$4.47	8,925,462	7.5	4.47	8,912,337	4.47
$4.61 - $5.16	7,368,183	9.2	4.86	7,232,183	4.86
$5.19 - $5.90	7,798,500	8.7	5.46	7,715,457	5.46
$6.60 - $29.00	2,089,500	5.7	12.72	2,066,583	12.78
Total	45,333,532	7.3	$4.74	42,487,829	$4.81

(b) 2000 Employee Stock Purchase Plan

On January 1 of each year, the aggregate number of shares of common stock available for purchase under the ESPP shall increase by the lesser of (i) 2% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. As of December 31, 2005, 25,290,812 shares were authorized and 19,468,485 shares were available under the ESPP for future issuance.

(c) 1998 Equity Incentive Plan

In January 2001, in connection with the completion of the TTI acquisition, Sonus assumed TTI’s 1998 Equity Incentive Plan and all grants of options under this plan. Each outstanding option to purchase shares of TTI Class B common stock granted under the 1998 Equity Incentive Plan immediately prior to the effective time of the acquisition was converted into an option to purchase Sonus common stock based on the merger consideration, with the exercise price of the options being proportionately adjusted.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(9) Stockholders’ Equity

In continuation of a 1997 agreement entered into by the TTI founders and other TTI shareholders, the founders agreed, in exchange for the option exercise proceeds, to transfer to Sonus a number of shares of Sonus’ common stock received by them in the acquisition equal to the number of shares of Sonus’ common stock issued upon exercise by former TTI employees of the stock options granted under the TTI 1998 Equity Incentive Plan. As a result of this agreement, the aggregate number of outstanding shares of Sonus’ common stock that will be issued upon exercise of these stock options will not increase. As of December 31, 2005, all options under the TTI 1998 Equity Incentive Plan have expired. The Company expects to distribute all remaining shares, approximately 39,000, to the TTI founders.

(d) Stock-based Compensation

Stock-based compensation expenses include the amortization of deferred employee compensation and other equity related expenses for non-employees.

In connection with certain employee stock option grants and the issuance of employee restricted common stock during the years ended December 31, 2000 and 1999, Sonus recorded deferred stock-based compensation of $39,433,000 and $20,859,000. This represents the aggregate difference between the exercise price or purchase price and the fair value of the common stock on the date of grant or sale for accounting purposes. The deferred compensation was recognized as an expense over the vesting period of the underlying stock options and restricted common stock based on the accelerated method prescribed by FIN 28. This deferred compensation was fully amortized as of December 31, 2004.

Sonus has valued stock options to non-employees based upon the fair market value of the services rendered where Sonus believes the value of these services is more readily determinable than the value of the options.

Sonus recorded stock based compensation of $20,000, $671,000 and $3,418,000 for the years ended December 31, 2005, 2004 and 2003. Stock-based compensation expense for the year ended December 31, 2003 is net of $229,000 related to the recapture of expense with respect to unvested shares held by terminated employees.

(f) Common Stock Reserved

Common stock reserved for future issuance at December 31, 2005 consist of the following:

Stock incentive plan	82,086,567
Employee stock purchase plan	19,468,485
Conversion of convertible subordinated note	333,140
101,888,192

(10) Employee Benefit Plan

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(11) Quarterly Results of Operations (unaudited)

The following table presents Sonus’ quarterly operating results for the years ended December 31, 2005 and 2004. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with Sonus’ audited consolidated financial statements and related notes. These operating results are not necessarily indicative of the results of any future period.

	Three months ended
	Dec. 31, 2005	Sept. 30, 2005	June 30, 2005	March 31 2005	Dec. 31, 2004	Sept 30, 2004	June 30, 2004	Mar. 31, 2004
	(in thousands, except per share data)(unaudited)
Revenues	$57,250	$45,657	$58,093	$33,610	$45,083	$46,762	$42,361	$36,532
Cost of revenues	20,870	23,483	21,055	12,112	13,757	10,469	13,941	12,400
Gross profit	36,380	22,174	37,038	21,498	31,326	36,293	28,420	24,132
Income (loss) from operations	2,895	(5,913)	7,955	(5,346)	4,992	9,449	4,381	2,538
Net income (loss)	$5,022	$(2,704)	$9,745	$(3,695)	$6,261	$10,268	$4,934	$3,014
Net income (loss) per share:
Basic	$0.02	$(0.01)	$0.04	$(0.01)	$0.03	$0.04	$0.02	$0.01
Diluted	$0.02	$(0.01)	$0.04	$(0.01)	$0.02	$0.04	$0.02	$0.01
Shares used in computing net income (loss) per share:
Basic	249,390	248,801	248,249	247,877	247,134	246,198	245,390	244,607
Diluted	252,356	248,801	250,651	247,877	256,443	251,707	250,127	255,592

EXHIBIT INDEX

Exhibit No.	Description
3.1(d)	Fourth Amended and Restated Certificate of Incorporation of Sonus Networks, Inc., as amended
3.2(b)	Amended and Restated By Laws of Sonus Networks, Inc.
4.1(b)	Form of Stock Certificate representing shares of Sonus Networks, Inc. Common Stock
10.1(a)	Registration Rights Agreement, dated as of November 2, 2000, by and among Sonus Networks, Inc. and the Stockholder parties thereto
10.2(b)+	Amended and Restated 1997 Stock Incentive Plan of the Registrant
10.3(b)+	2000 Employee Stock Purchase Plan of the Registrant
10.4(a)	Lease, dated September 30, 2000, between the Registrant and BCIA New England Holdings LLC with respect to property located at 25 Porter Road, Littleton, Massachusetts
10.5(c)	Sublease Agreement, dated October 16, 2003, by and between Cisco Systems, Inc. and Sonus Networks, Inc. with respect to property located at 250 Apollo Drive, Chelmsford, Massachusetts
10.6(d)+	Employment letter dated April 6, 2004, by and between the Registrant and Albert A. Notini
10.7(e)+	Employment letter dated December 23, 2004, by and between the Registrant and Ellen B. Richstone
10.8(f)+	Summary of 2004 Executive Bonus Plan
10.9(g)+	Form of Stock Option Agreement under the 1997 Stock Incentive Plan
10.10(g)+	Form of Director and Officer Indemnity Agreement
10.11(h)+	Employment letter dated July 6, 2004, by and between the Registrant and Steven Edwards
10.12(i)+	Summary of 2005 Executive Incentive Plan
10.13(i)+	Summary of Director Compensation Plan
10.14(j)	Office Lease Agreement, dated July 19, 2005, between Sonus Networks, Inc. and Pearson Fund III, L.P. with respect to property located at 1130 East Arapaho Road, Richardson, Texas
10.15(j)+	Employment letter dated August 11, 2005, by and between the Registrant and Paul K. McDermott
10.16(k)	Form of Resale Restriction Agreement
10.17(l)	Sublease agreement, dated February 22, 2006, by and between Teradyne, Inc. and Sonus Networks, Inc. with respect to property located at 7 Technology Park Drive, Westford, Massachusetts
14.1(c)	Code of Business Conduct and Ethics
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of Ernst & Young LLP
31.1*	Certificate of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)           Incorporated by reference to the Registrant’s Registration Statement on Form S-4 (file No. 333-52682).

(b)          Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file No. 333-32206).

(c)           Attached as Exhibit (a)(1) to Tender Offer Statement on Schedule TO (file No. 005-60815), filed October 16, 2002 with the SEC, and subsequently amended by Amendment No. 1, filed on October 17, 2002, Amendment No. 2, filed on November 12, 2002, and Amendment No. 3, filed on November 26, 2002.

(c)           Incorporated by reference from the Registrant’s Form 10-K (file No. 000-30229), filed March 15, 2004 with the SEC.

(d)          Incorporated by reference from the Registrant’s Amendment No. 1 to Form 10-K/A (file No. 000-30229), filed July 28, 2004 with the SEC.

(e)           Incorporated by reference from the Registrant’s Form 8-K (file No. 000-30229), filed January 12, 2005 with the SEC.

(f)             Incorporated by reference from the Registrant’s Form 10-Q (file No. 000-30229), filed November 9, 2004 with the SEC.

(g)           Incorporated by reference from the Registrant’s Form 10-Q (file No. 000-30229), filed August 20, 2004 with the SEC.

(h)          Incorporated by reference from the Registrant’s Form 10-K/A (file No. 000-30229), filed April 29, 2005 with the SEC.

(i)             Incorporated by reference from the Registrant’s Form 10-Q (file 000-30229), filed August 8, 2005 with the SEC.

(j)              Incorporated by reference from the Registrant’s Form 10-Q (file 000-30229), filed November 8, 2005 with the SEC.

(k)          Incorporated by reference from the Registrant’s Form 8-K (file 000-30229), filed December 28, 2005 with the SEC.

(l)             Incorporated by reference from the Registrant’s Form 8-K (file 000-30229), filed March 9, 2006 with the SEC.

*                    Filed herewith.

+                Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.