Form 10-Q
period 2006-03-31
SONUS NETWORKS INC
filed 2006-05-08
CIK 1105472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒       Accelerated filer ☐       Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒.

As of April 30, 2006, there were 252,505,040 shares of $0.001 par value per share, common stock outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2006
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1: Financial Statements

SONUS NETWORKS, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$50,309	$155,679
Marketable debt securities	239,312	140,569
Accounts receivable, net	33,272	72,321
Inventory, net	37,169	37,831
Other current assets	15,197	15,833
Deferred income taxes	519	519
Total current assets	375,778	422,752
Property and equipment, net	15,315	15,181
Long-term investments	50,616	17,993
Other assets	1,878	631
	$443,587	$456,557
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,370	$20,408
Accrued expenses	19,384	23,204
Accrued restructuring expenses	198	195
Current portion of deferred revenue	73,209	88,199
Current portion of long-term liabilities	49	48
Convertible subordinated note	10,000	10,000
Total current liabilities	119,210	142,054
Long-term deferred revenue, net of current portion	28,990	33,853
Long-term liabilities, net of current portion	422	485
Total liabilities	148,622	176,392
Commitments and contingencies (Note 4)	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 253,670,005 and 251,730,706 shares issued and 251,373,095 and 249,433,796 shares outstanding at March 31, 2006 and December 31, 2005	254	252
Capital in excess of par value	1,064,989	1,055,941
Accumulated deficit	(769,973)	(775,717)
Accumulated other comprehensive loss	(38)	(44)
Treasury stock, at cost; 2,296,910 common shares at March 31, 2006 and December 31, 2005	(267)	(267)
Total stockholders’ equity	294,965	280,165
	$443,587	$456,557

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2006	2005
Revenues:
Product	$44,383	$22,458
Service	15,589	11,152
Total revenues	59,972	33,610
Cost of revenues:
Product	15,853	6,843
Service	7,381	5,269
Total cost of revenues	23,234	12,112
Gross profit	36,738	21,498
Operating expenses:
Research and development	12,891	11,017
Sales and marketing	13,898	9,027
General and administrative	6,719	6,800
Total operating expenses	33,508	26,844
Income (loss) from operations	3,230	(5,346)
Interest expense	(137)	(128)
Interest income	3,442	1,875
Income (loss) before income taxes	6,535	(3,599)
Provision for income taxes	791	96
Net income (loss)	$5,744	$(3,695)
Net income (loss) per share:
Basic and diluted	$0.02	$(0.01)
Shares used in computing net income (loss) per share:
Basic	250,064	247,877
Diluted	254,459	247,877

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$5,744	$(3,695)
Adjustments to reconcile net income (loss) to cash flows provided by (used in) operating activities:.
Depreciation	2,293	1,476
Stock-based compensation	1,903	—
Loss of disposal of property and equipment	6	—
Changes in operating assets and liabilities:
Accounts receivable	39,071	4,855
Inventory	713	(2,910)
Other operating assets	(857)	(762)
Accounts payable	(4,072)	1,334
Accrued expenses and accrued restructuring expenses	(3,926)	(1,330)
Deferred revenue	(19,920)	948
Net cash provided by (used in) operating activities	20,955	(84)
Cash flows from investing activities:
Purchases of property and equipment	(2,328)	(4,303)
Maturities of available-for-sale marketable debt securities	25,500	26,700
Purchases of available-for-sale marketable debt securities	(12,825)	(31,601)
Maturities of held-to-maturity marketable debt securities and long-term investments	22,950	8,921
Purchases of held-to-maturity marketable debt securities and long-term investments	(166,991)	(1,043)
Decrease in restricted cash	250	—
Other assets	85	(81)
Net cash used in investing activities	(133,359)	(1,407)
Cash flows from financing activities:
Sale of common stock in connection with employee stock purchase plan	2,311	2,313
Proceeds from exercise of stock options	4,821	420
Payments of long-term liabilities	(12)	(58)
Net cash provided by financing activities	7,120	2,675
Effect of exchange rate changes on cash and cash equivalents	(86)	—
Net (decrease) increase in cash and cash equivalents	(105,370)	1,184
Cash and cash equivalents, beginning of period	155,679	121,931
Cash and cash equivalents, end of period	$50,309	$123,115
Supplemental disclosure of cash flow information:
Interest paid	$12	$2
Income taxes paid	$905	$551
Non-cash purchases of property and equipment	$1,081	$1,582
Property and equipment acquired as part of a facility lease	$50	$—
Property and equipment acquired under capital lease	$—	$101

See notes to the condensed consolidated financial statements.

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

(a) Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by Sonus pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited financial statements included in Sonus’ Annual Report on Form 10-K for the year ended December 31, 2005.

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

The presentation of transactions in marketable debt securities in the condensed consolidated statement of cash flows for the three months ended March 31, 2005 has been adjusted to conform to the presentation for the three months ended March 31, 2006.

(b) Use of Estimates and Judgments

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods, actual results may differ. Significant estimates and judgments relied upon in preparing these financial statements include revenue recognition for multiple element arrangements, allowances for doubtful accounts, estimated fair value of investments, inventory reserves, expected future cash flows used to evaluate the recoverability of long-lived assets, restructuring and other related charges, contingencies associated with revenue contracts, contingent liabilities, estimated commissions expense, assumptions for recorded stock-based compensation and recoverability of Sonus’ net deferred tax assets and related valuation allowance. Although Sonus regularly assesses these estimates, actual results could differ

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(2) Summary of Significant Accounting Policies (Continued)

materially from these estimates. Changes in estimates are recorded in the period in which they become known. Sonus bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.

(c) Cash Equivalents, Marketable Debt Securities and Long-Term Investments

Cash equivalents are stated at cost, which approximates fair value, and have remaining maturities of three months or less at the date of purchase.

Cash equivalents and marketable debt securities consist of high quality debt instruments, primarily U.S. Government, municipal and corporate obligations. Investments in U.S. Government and corporate obligations are classified as held-to-maturity, as Sonus has the intent and ability to hold them to maturity. Held-to-maturity marketable debt securities are reported at amortized cost. Investments in municipal obligations are classified as available-for-sale and are reported at fair value. Unrealized gains and losses from available-for-sale marketable debt securities were not material for the periods presented. The unrealized losses related to these securities at March 31, 2006 are not considered to be a permanent decline in the fair value of such securities. There have been no material realized gains or losses to date. Current marketable debt securities include held-to-maturity investments with remaining maturities of less than one year as of the balance sheet date and available-for-sale investments that are expected to be sold in the current period or to be used in current operations. Long-term investments include held-to-maturity investments with remaining maturities of one to five years as of the balance sheet date.

As of March 31, 2006 and December 31, 2005, marketable debt securities consisted of the following, in thousands:

	March 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable debt securities
Available-for-sale:
State and municipal obligations	$85,200	$—	$—	$85,200
Held-to-maturity:
U.S. government agency notes	65,670	—	(161)	65,509
Corporate debt securities	16,176	—	(54)	16,122
Commercial paper	70,368	—	(209)	70,159
Certificates of deposit	1,898	—	(4)	1,894
	$239,312	$—	$(428)	$238,884
Long-term investments
Held-to-maturity:
U.S. government agency notes	$41,035	$—	$(170)	$40,865
Corporate debt securities	9,581	—	(61)	9,520
	$50,616	$—	$(231)	$50,385

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

As of March 31, 2006, Sonus had $341,000 in restricted cash, which is used to collateralize standby letters of credit. Restricted cash is included in other current assets on the consolidated balance sheet.

(d) Concentrations of Credit and Off-Balance Sheet Risk, Significant Customers and Limited Suppliers

The financial instruments that potentially subject Sonus to concentrations of credit risk are cash, cash equivalents, marketable debt securities, accounts receivable and long-term investments. Sonus’ cash, cash equivalents and investment portfolio holdings were diversified among five financial institutions at March 31, 2006. Beginning in 2005, Sonus entered into foreign exchange contracts to hedge against currency fluctuations related to a particular account receivable and orders denominated in Japanese Yen. Sonus records changes in fair value of foreign exchange contracts to general and administrative expenses in the condensed consolidated statement of operations, which totaled a gain of $10,000 for the three months ended March 31, 2006.

The following customers contributed 10% or more of Sonus’ revenues for the three months ended March 31, 2006 and 2005:

Customer	2006	2005
A	18%	15%
B	12	25
C	11	*

*                    Represents less than 10% of revenues.

As of March 31, 2006 and December 31, 2005, two customers each accounted for 10% or more of Sonus’ accounts receivable balance, representing an aggregate of 25% and 43% of the accounts receivable balance, respectively. Sonus performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Sonus maintains an allowance for potential doubtful accounts and such losses have been within management’s expectations.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(2) Summary of Significant Accounting Policies (Continued)

The following table shows percentage of revenue by region for the three months ended March 31, 2006 and 2005:

	2006	2005
United States	77%	81%
Japan	11	9
Other Asia Pacific	9	4
Europe, Middle East and Africa	3	5
Other	—	1
	100%	100%

Certain components and software licenses from third parties used in Sonus’ products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus’ delivery of products and thereby materially adversely affect Sonus’ revenues and operating results.

(e) Accounts Receivable

Accounts receivable consist of the following, in thousands:

	March 31, 2006	December 31, 2005
Earned accounts receivable	$20,562	$48,924
Unearned accounts receivable	13,307	23,823
Accounts receivable, gross	33,869	72,747
Allowance for doubtful accounts	(597)	(426)
Accounts receivable, net	$33,272	$72,321

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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(2) Summary of Significant Accounting Policies (Continued)

(f) Inventory

Inventory consists of the following, in thousands:

	March 31, 2006	December 31, 2005
On-hand final assemblies and finished goods inventory	$21,032	$19,457
Deferred cost of sales	18,823	21,110
Evaluation inventory	4,693	4,615
Inventory, gross	44,548	45,182
Excess, obsolete and evaluation reserve	(7,379)	(7,351)
Inventory, net	$37,169	$37,831

Deferred cost of sales inventory represents deferred cost of revenues prior to satisfaction of Sonus’ revenue recognition criteria.

Sonus values inventory at the lower of cost or net realizable value and provides inventory reserves based on excess and obsolete inventory determined primarily by future demand forecasts and records adjustments to such reserves through charges to cost of revenues. Sonus also records a full inventory reserve for evaluation equipment at the time of shipment to its customers as a charge to sales and marketing expense as it is probable that the inventory will not be realizable. If these evaluation shipments are later purchased by Sonus’ customers, Sonus reclassifies amounts previously charged to sales and marketing expenses to cost of revenues in the period when all revenue recognition criteria are met.

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

(h) Deferred Revenue

Deferred revenue consists of the following, in thousands:

	March 31, 2006	December 31, 2005
Maintenance and support contracts	$59,927	$67,277
Customer deposits	28,965	30,952
Unearned revenue	13,307	23,823
Total deferred revenue	102,199	122,052
Less current portion	(73,209)	(88,199)
Long-term deferred revenue	$28,990	$33,853

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(2) Summary of Significant Accounting Policies (Continued)

Maintenance and support contracts are recognized ratably over the life of the maintenance and support period. Customer deposits represent payments received in advance of revenue recognition. Unearned revenue represents billings for which payment has not been received and revenue recognition criteria have not been met. As of March 31, 2006 and December 31, 2005, deferred revenue and accounts receivable excluded $15.3 million and $5.3 million related to products shipped and billed to customers which are collectible under extended payment terms, for which revenue is recognized as cash is collected, or for which title had not passed to the customer as of the period end date.

(k) Revenue Recognition

Sonus’ products are primarily marketed based on the software elements contained therein. In addition, hardware sold generally can not be used apart from the software. Therefore, the Company considers its principal products to be software related. Sonus recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility of the related receivable is probable under ordinary payment terms. When Sonus has future obligations, including a requirement to deliver additional elements which are essential to the functionality of the delivered elements or for which vendor specific objective evidence of fair value (VSOE) does not exist or customer acceptance is required, Sonus defers revenue recognition and related costs until those obligations are satisfied. The ordering patterns and sales lead times associated with customer orders may vary significantly from period to period.

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

Maintenance and support services are recognized ratably over the life of the service period, ranging from one to five years. Earned maintenance revenues are typically deferred until the associated product revenue is accepted and all other revenue recognition are met. Maintenance and support services include telephone support, return and repair support and unspecified rights to product upgrades and enhancements.

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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(2) Summary of Significant Accounting Policies (Continued)

Sonus sells the majority of its products directly to its service provider customers. For products sold to resellers and distributors, Sonus generally recognizes revenue on a sell-through basis utilizing information provided to Sonus from its resellers and distributors. Through December 31, 2005, no revenues had been recognized on a sell-in basis due to the limited return history associated with shipments to resellers and distributors. During the three months ended March 31, 2006, Sonus began reporting revenue from its original equipment manufacturer (OEM) relationship with Motorola, Inc. on a sell-in basis where revenue is recognized upon the shipment of products to Motorola, assuming all other requirements for revenue recognition have been met. Sonus had previously recognized revenue for sales to Motorola when products had been sold through by Motorola to its customers. This change reflects the two years of history with Motorola during which Sonus has experienced no returns, no price concessions and an excellent payment history. As a result of this history, Sonus has determined that the risk of a potential price concession has been eliminated and therefore the price for products sold to Motorola is now fixed or determinable upon sale to Motorola. In the three months ended March 31, 2006, Sonus recognized revenue totaling approximately $3.0 million in connection with sales of products to Motorola through March 31, 2006 that had not yet sold through to Motorola’s customers. This revenue would have been recognized in subsequent quarters if the Company had not changed to a sell-in basis for Motorola during the first quarter. This additional revenue from Motorola in the quarter negatively affected product gross margins during the first quarter as revenue from OEM relationships typically have lower margin profiles than revenue from direct sales to customers. This additional revenue resulted in approximately $1.0 million of additional net income in the quarter, but did not change reported basic and diluted earnings per share.

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

(l) Stock-based Compensation

Sonus issues stock options and provides employees the right to purchase stock pursuant to the 1997 Stock Incentive Plan (Stock Plan) and the 2000 Employee Stock Purchase Plan (ESPP Plan). Effective January 1, 2006, Sonus adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). Prior to January 1, 2006, Sonus followed Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock-based compensation.

Stock options are generally issued at the current market price on the date of grant with a four-year vesting period and contractual term of ten years. Under the provisions of SFAS No. 123R, Sonus recognizes the fair value of stock compensation in its consolidated financial statements over the requisite service period, which generally equals the vesting period, on a straight-line single option approach. Sonus includes as part of its inventory a portion of the fair value of stock compensation, which is expensed as inventory is relieved, generally over six months. All of Sonus’ stock-based compensation is accounted for as

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(2) Summary of Significant Accounting Policies (Continued)

an equity instrument and there have been no liability awards granted. The Company’s policy is to issue new shares upon exercise of stock options.

Sonus has elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method, Black-Scholes, and assumptions determined under the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Sonus recorded $1.9 million of stock-based compensation in the condensed consolidated statement of operations for the three months ended March 31, 2006 in the following expense categories (in thousands):

Product cost of revenues	$3
Service cost of revenues	252
Research and development	610
Sales and marketing	405
General and administrative	633
$1,903

In addition, Sonus included in inventory approximately $16,000 of stock-based compensation at March 31, 2006.

The recording of stock-based compensation expense for the three months ended March 31, 2006 in the condensed consolidated statement of operations resulted in a decrease in net income of $1.9 million and in basic and diluted earnings per share of $0.01, while in the condensed consolidated statement of cash flows for the three months ended March 31, 2006 cash flows from operating activities increased $1.9 million with no impact to cash flows from financing activities.

Sonus utilized the Black-Scholes valuation model for estimating the fair value on the date of grant of employee stock options granted after the adoption of SFAS No. 123R using the following assumptions for the three months ended March 31, 2006:

Risk-free interest rate	4.6%
Expectant dividend yield.	0.0%
Expected volatility	85%
Expected life (years)	4.5

The risk-free interest rate is the average U.S. Treasury Constant Maturities Rate for the expected term. The expectant dividend yield of zero is based on the fact that Sonus has never paid dividends and has no present intention to pay cash dividends. Expected volatility is based on a combination of the historical volatility of Sonus’ common stock over the option’s expected life and estimated volatility on option contracts traded in the open market. Prior to January 1, 2006, Sonus used historical volatility to estimate the grant-date fair value of stock options.  Starting on January 1, 2006, Sonus changed its method to a combination of historical and implied volatility. Sonus believes that a combination of historical and

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(2) Summary of Significant Accounting Policies (Continued)

implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market’s expectations of future volatility. Historical volatility during the period associated with the expected term of the Company’s stock options over the past few years included a period of time during or subsequent to Sonus’ initial public offering when its stock price experienced abnormally high volatility levels, which Sonus believes is unlikely to be indicative of future stock price behavior. However, Sonus has not placed sole reliance on implied volatility as options in its common stock that are actively traded on the open market currently have a term of less than one year - substantially shorter than its stock option’s expected term. The expected life is based on a combination of exercise patterns of the option holder over the option’s life and exercise patterns within similar industries. Sonus estimates forfeitures to occur at a rate of 5% per year.

The following table summarizes information relating to Stock Plan activity during the three months ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(Years)	(in thousands)
Outstanding at January 1, 2006	45,333,532	$4.74
Granted	1,998,350	4.80
Exercised	(1,359,769)	3.55
Forfeited	(127,000)	4.00
Expired	(205,817)	6.75
Outstanding at March 31, 2006	45,639,296	$4.78	7.17	$47,919
Vested or expected to vest at March 31, 2006	45,314,098	$4.78	7.15	$47,582
Exercisable at March 31, 2006	41,241,100	$4.83	6.97	$42,625

The weighted average fair value of stock options granted during the three months ended March 31, 2006 was $3.31. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $2.1 million and $0.2 million, respectively. The total fair value of options vested during the three months ended March 31, 2006 and 2005 was $1.7 million and $8.0 million, respectively. As of March 31, 2006, there was $12.9 million of unrecognized compensation cost related to options, which is expected to be recognized over a weighted average period of 3.0 years.

For shares purchased under the ESPP Plan, Sonus utilized the Black-Scholes model, with a range for a majority of assumptions for the three months ended March 31, 2006. In valuing the ESPP Plan, Sonus used an assumed risk-free interest rate of 1.8%-4.8%, expected volatility of 56%-126%, an expected life of six months to two years and a zero expectant dividend yield.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(2) Summary of Significant Accounting Policies (Continued)

SFAS No. 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if Sonus had accounted for stock-based compensation expense under the fair value method under SFAS No. 123. The following table shows Sonus’ pro forma net loss and net loss per share as if accounted for under SFAS No. 123 for the three months ended March 31, 2005, in thousands except per share data:

Net loss as reported	$(3,695)
Less: Employee stock-based compensation under fair value method	(10,391)
Pro forma net loss	$(14,086)
Basic and diluted net loss per share—
As reported	$(0.01)
Pro forma	$(0.06)

Sonus utilized the Black-Scholes valuation model for estimating the fair value of employee stock options granted for during the three months ended March 31, 2005 using the following assumptions:

Risk-free interest rate	3.9%
Expectant dividend yield.	0.0%
Expected volatility	122%
Expected life (years)	4.0

The weighted average fair value of stock options granted during the three months ended March 31, 2005 was $3.85.

For shares purchased under the ESPP Plan during the three months ended March 31, 2005, Sonus utilized the Black-Scholes model, with an assumed risk-free interest rate of 1.3%-2.1%, expected volatility of 72%-154%, an expected life of six months to two years and a zero expectant dividend yield.

(m) Comprehensive Net Income (Loss)

The following table shows Sonus’ comprehensive net income (loss) for the three months ended March 31, 2006 and 2005 in thousands:

	2006	2005
Net income (loss).	$5,744	$(3,695)
Foreign currency translation adjustments	6	—
Comprehensive income (loss)	$5,750	$(3,695)

(n) Disclosures about Segments of an Enterprise

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

(o) Net Income (Loss) Per Share

Dilutive potential common shares consist of common stock issuable upon the exercise of stock options and conversion of a convertible subordinated note.

The following table sets forth the computation of shares used in calculating the net income (loss) per share, in thousands:

	Three months ended March 31,
	2006	2005
Weighted average shares used in computing basic per share calculation	250,064	247,877
Add effect of dilutive potential common shares	4,395	—
Weighted average shares used in computing diluted per share calculation	254,459	247,877

Excluded from the shares used in the calculations above are options to purchase shares of common stock and shares of common stock issuable upon conversion of a convertible subordinated note representing an aggregate of 20,399,453 shares as of March 31, 2006 as their effect would have been anti-dilutive.

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

In addition, certain of Sonus’ customer contracts include provisions under which Sonus may be obligated to pay penalties generally for the contractual period or for the life of the product if Sonus’ products fail or do not perform in accordance with specifications. Sonus accrues for such contingent obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. Sonus has not incurred significant costs related to such provisions. Sonus periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. As of March 31, 2006 and December 31, 2005, Sonus had $45,000 and $84,000 of warranty reserves recorded, respectively.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(2) Summary of Significant Accounting Policies (Continued)

(q) Income Taxes

Sonus provides for income taxes during interim periods based on the estimated effective tax rate for the full fiscal year. Sonus records cumulative adjustments to the tax provision in an interim period in which a change in the estimated annual effective rate is determined.

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

2002 Restructuring Accrual

The following table summarizes the activity during the three months ended March 31, 2006 relating to Sonus’ accrual for fiscal 2002 restructuring actions, in thousands:

	December 31, 2005 Accrual Balance	Cash Payments	March 31, 2006 Accrual Balance	Current Portion	Long-term Portion
Consolidation of facilities	$613	$(47)	$566	$198	$368

The remaining cash payments relating to the consolidation of excess facilities are expected to be paid through 2008.

(4) Contingencies

In November 2001, a purchaser of Sonus’ common stock filed a complaint in the United States District Court for the Southern District of New York against Sonus, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with our initial public offering (IPO) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased Sonus’ common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that Sonus’ registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against Sonus are asserted under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against Sonus, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, Sonus, together with the other issuers named as

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(4) Contingencies (Continued)

defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against many of the individual defendants, including Sonus officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including Sonus, but denied the remainder of the motion as to the defendants. In June 2003, a special committee of Sonus’ Board of Directors authorized Sonus to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. On February 15, 2005, the court preliminarily approved the terms of the proposed settlement contingent on modifications to the proposed settlement. On August 31, 2005, the court approved the terms of the proposed settlement, as modified. On April 24, 2006, the court held a hearing on a motion to approve the final settlement and took the matter under advisement. As the settlement would not require any payment by Sonus, Sonus does not expect that the settlement would have a material impact on its business or financial results.

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

On January 6, 2006, a purchaser of Sonus’ common stock filed a complaint in the United States District Court for the District of Massachusetts that is essentially identical to the Consolidated Amended Complaint previously filed against the defendants. Three shareholders have filed motions seeking appointment as lead plaintiff. The court has not yet ruled on these motions. Following the appointment of a lead plaintiff, the defendants intend to file a motion to dismiss the complaint. There is no assurance Sonus will prevail in such a motion or defending this action. A judgment or a settlement of the claims

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(4) Contingencies (Continued)

against the defendants could have a material impact on Sonus’ financial results. It is too early to determine the ultimate outcome or potential range of loss, if any.

Beginning in February 2004, a number of purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts against Sonus and certain of its current officers and directors. On June 28, 2004, the court consolidated the claims. On December 1, 2004, the lead plaintiff filed a consolidated amended complaint. The complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a), and 15 of the Securities Act of 1933, relating to Sonus’ restatement of its financial results for 2001, 2002, and the first three quarters of 2003. Specifically, the complaint alleges that Sonus issued a series of false or misleading statements to the market concerning our revenues, earnings, and financial position. Plaintiffs contend that such statements caused Sonus’ stock price to be artificially inflated. The complaint seeks unspecified damages on behalf of a purported class of purchasers of Sonus’ common stock during the period from March 28, 2002 through March 26, 2004. On January 28, 2005, Sonus filed a motion to dismiss the Section 10(b) and 12(a) claims and joined the motion to dismiss the Section 11 claim filed by the individual defendants. On June 1, 2005, the court held a hearing on the motion and allowed the plaintiff to file an amended complaint. The plaintiff filed an amended complaint that included the same claims and substantially similar allegations as set forth in the prior complaint. On September 12, 2005, the defendants filed motions to dismiss this amended complaint. On December 10, 2005, the court held a hearing on the motions and took the matter under advisement. Sonus believes that it has substantial legal and factual defenses to the claims, which it intends to pursue vigorously. Sonus does not expect that this claim will have a material impact on its financial statements.

In February 2004, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against Sonus and certain of its officers and directors, naming Sonus as a nominal defendant. Also in February 2004, two purported shareholder derivative lawsuits were filed in the business litigation session of the superior court of Suffolk County of Massachusetts against Sonus and certain of its directors and officers, also naming Sonus as a nominal defendant. The suits claim that certain of Sonus’ officers and directors breached their fiduciary duties to Sonus’ stockholders and to Sonus. The complaints are derivative in nature and do not seek relief from Sonus. However, Sonus has entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout these actions to advance payment of legal fees and costs incurred by the defendants pursuant to Sonus’ obligations under the indemnification agreements or applicable Delaware law. On September 27, 2004, the state court granted Sonus’ motion to dismiss. On October 26, 2004, the plaintiffs filed a notice appealing the state court’s dismissal of the actions. On June 24, 2005, the plaintiffs withdrew the appeal, the case was dismissed with prejudice. In the federal actions, on June 28, 2004, the court consolidated and stayed the three actions. On October 12, 2004, the lead plaintiff filed a consolidated amended complaint. On June 1, 2005, the court held a hearing on the motion and allowed the plaintiff to file an amended complaint. On July 1, 2005, the plaintiff filed an amended complaint. The defendants renewed their motions to dismiss. On December 10, 2005, the court held a hearing on the motions and took the matter under advisement. On March 31, 2006, the court entered an order granting the defendants’ motions and dismissing the amended complaint. On April 26, 2006, the plaintiffs filed a notice of appeal of the dismissal order. Sonus does not expect that this claim will have a material impact on its financial statements.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(4) Contingencies (Continued)

In December 2004, a purchaser of Sonus’ common stock filed a complaint in the circuit court in Will County, Illinois, against Sonus, one of its officers, and a former officer alleging misrepresentation and fraud in connection with the plaintiff’s purchase of Sonus stock. The complaint seeks unspecified damages. Sonus filed a motion to dismiss the complaint. On May 5, 2005, the plaintiff filed an amended complaint. On October 26, 2005, the court held a hearing on the motion during which it dismissed the federal claims without prejudice and dismissed the state claims without prejudice. On November 23, 2005, the plaintiff filed a second amended complaint with essentially the same allegations as in the prior complaints. The defendants renewed their motions to dismiss with respect to the second amended complaint. On March 9, 2006, the court held a hearing on the defendants’ motions during which the court entered an order dismissing the second amended complaint with prejudice. On April 17, 2006, the plaintiff filed a notice of appeal of the dismissal order. Sonus does not expect that this claim will have a material impact on its financial results.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are subject to a number of risks and uncertainties. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and ourselves, and we do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the factors set forth in “Risk Factors” in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2005, on file with the SEC.

Overview

We are a leading supplier of packet voice infrastructure solutions for wireline and wireless service providers. Our products are a new generation of carrier class switching equipment and software that enable voice services to be delivered over packet-based networks. Our voice solutions allow wireline and wireless operators to build converged voice over IP networks based on the same principles as the IP Multimedia Subsystem (IMS) architecture, which network operators globally are embracing as the common standard for constructing next generation networks.

Starting in 2004 and continuing into 2006, there has been increased interest and activity in the market for packet-based voice infrastructure products. This trend has been reflected in our order activity as we achieved record orders in the fourth quarter of fiscal 2004 and on an annual basis in fiscal 2005. Customer orders were less than revenue for the three months ended March 31, 2006 due to the seasonally slower period for customer order activity and the strong revenue for the quarter. While it remains uncertain as to the speed and extent of the adoption of carrier packet voice infrastructure products by large carriers, we believe that over time the market opportunity for packet voice solutions is substantial. For the three months ended March 31, 2006, revenues were $60.0 million compared to $33.6 million in the same period in fiscal 2005, reflecting continuing improvements in the market for packet-based voice infrastructure products, as well as increased service revenues resulting from the growing installed base of our products.

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

Since our inception through December 31, 2003, we have incurred significant losses. As of March 31, 2006, we had an accumulated deficit of $770.0 million. Although we achieved profitability in the first quarter of 2006 and on an annual basis in fiscal years 2005 and 2004, we incurred a net loss in the first and third quarters of fiscal 2005 and may incur additional losses in future quarters and years. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses, many of which are fixed prior to the beginning of any particular fiscal period and, as a result, we will need to generate significant revenues to maintain profitability.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the financial position and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Maintenance and support services are recognized ratably over the service period, ranging from one to five years. Earned maintenance revenues are typically deferred until the associated product revenue is accepted and all other revenue recognition criteria are met. Maintenance and support services include telephone support, return and repair support and unspecified rights to product upgrades and enhancements.

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

We sell the majority of our products directly to our service provider customers. For products sold to resellers and distributors, we recognize revenue on a sell-through basis utilizing information provided to us from our resellers and distributors. Through December 31, 2005, no revenues had been recognized on a sell-in basis due to the limited return history associated with shipments to resellers and distributors. During the three months ended March 31, 2006, we began reporting revenue from our original equipment manufacturer (OEM) relationship with Motorola, Inc. on a sell-in basis where revenue is recognized upon the shipment of products to Motorola, assuming all other requirements for revenue recognition have been met. We had previously recognized revenue for sales to Motorola when products had been sold through by Motorola to its customers. This change reflects the two years of history with Motorola during which we have experienced no returns, no price concessions and an excellent payment history. As a result of this history, we have determined that the risk of a potential price concession has been eliminated and therefore the price for products sold to Motorola is now fixed or determinable upon sale to Motorola. In the three months ended March 31, 2006, we recognized revenue totaling approximately $3.0 million in connection with sales of products to Motorola through March 31, 2006 that had not yet sold through to Motorola’s customers. This revenue would have been recognized in subsequent quarters if we had not changed to a sell-in basis for Motorola during the first quarter. This additional revenue from Motorola in the quarter negatively affected product gross margins during the first quarter as revenue from OEM relationships typically have lower margin profiles than revenue from direct sales to customers. This additional revenue resulted in approximately $1.0 million of additional net income in the quarter, but did not change reported basic and diluted earnings per share.

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

Stock-based Compensation.   Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). Prior to January 1, 2006, we followed Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for our employee stock-based compensation.

Under the provisions of SFAS No. 123R, we recognize the fair value of stock-based compensation in our consolidated financial statements over the requisite service period, which generally equals the vesting period. We record into our inventory a portion of the fair value of stock-based compensation, which is expensed as inventory is relieved, generally over six months.

We have elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method, Black-Scholes, and assumptions determined under the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation. We recorded $1.9 million of stock-based compensation in the condensed consolidated statement of operations for the three months ended March 31, 2006, included in the following expense categories (in thousands):

Product cost of revenues	$3
Service cost of revenues	252
Research and development	610
Sales and marketing	405
General and administrative	633
$1,903

In addition, we included in inventory approximately $16,000 of stock-based compensation at March 31, 2006.

The recording of stock-based compensation expense for the three months ended March 31, 2006 resulted in a decrease in net income of $1.9 million and a decrease in basic and diluted earnings per share of $0.01. We expect stock-based compensation expense to reduce diluted net income per share by approximately $0.03 to $0.05 per share for fiscal 2006. As of March 31, 2006, there was $12.9 million of unrecognized compensation cost related to options, which is expected to be recognized over a weighted average period of 3.0 years.

However, our assessment of the estimated compensation charges is affected by our stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors. We utilize the Black-Scholes valuation model for estimating the fair value on the date of grant of employee stock options. The Black-Scholes model requires us to make several assumptions, one of which is volatility. Prior to January 1, 2006, we used historical volatility to estimate the grant-date fair value of stock options. Starting on January 1, 2006, we changed our method to a combination of historical and implied volatility. We believe that a combination of historical and implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market’s expectations of future volatility. Historical volatility during the period associated with the expected term of our stock options over the past few years included a period of time during or subsequent to our initial public offering when our stock price experienced abnormally high volatility levels, which we believe is unlikely to be indicative of future stock price behavior. However, we have not placed sole reliance on implied volatility as options in our common stock that are actively traded on the open market currently have a term of less than one year - substantially shorter than our stock option’s expected term.

On December 21, 2005, our Board of Directors approved accelerating the vesting of out-of-the-money, unvested stock options held by all current employees, subject to employee approval to the extent accelerating of vesting would create a change in classification of any grant from an incentive stock option to a non-qualified incentive stock option. Non-employee members of the Board of Directors were excluded from the acceleration. Unvested options having an exercise price of $4.00 per share or greater, representing the right to purchase a total of approximately 18.9 million shares, became exercisable as a result of the vesting acceleration. All other terms and conditions in the original grants remained unchanged. The acceleration of vesting did not result in the recognition of compensation expense in fiscal 2005 as the exercise price of the accelerated stock options exceeded the fair market value of the underlying common stock on the date of modification. The pro forma results reported for fiscal 2005 included approximately $63.8 million of pro forma compensation expense, net of tax, resulting from the vesting acceleration. The decision to accelerate vesting of these stock options was made primarily to reduce compensation expense that would otherwise be recognized after the adoption of SFAS No. 123R.

Accounting for Income Taxes.   We provide for deferred income taxes resulting from temporary differences between financial and taxable income. Such differences arise primarily from depreciation, accruals and reserves, deferred revenue, capitalized software costs, tax carryforwards, and allowances for accounts receivable. We record valuation allowances to reduce deferred income tax assets to the amount that is more likely than not to be realized. We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as these earnings have been permanently reinvested or would be principally offset by foreign tax credits. Cumulative undistributed foreign earnings were approximately $497,000 at March 31, 2006.

Three Months Ended March 31, 2006 and 2005

Revenues.   Revenues for the three months ended March 31, 2006 and 2005 were as follows, in thousands:

	2006	2005
Revenues:
Product	$44,383	$22,458
Service	15,589	11,152
Total revenues	$59,972	$33,610

Product revenues comprise sales of our voice infrastructure products, including our GSX9000™ Open Services Switch, PSX, SGX, ASX, the Sonus Insight™ Management System and related product offerings. Product revenues for the three months ended March 31, 2006 increased 98% from the comparable period in fiscal 2005. The increase in product revenues was primarily the result of the conversion to revenue of orders received in the second half of fiscal 2005. In addition, during the three months ended March 31, 2006, we recorded $2.7 million of product revenue in connection with a change in reporting revenue with Motorola to a sell-in basis from a sell-through basis.

Service revenues primarily comprise hardware and software maintenance and support, network design, installation and other professional services. Service revenues for the three months ended March 31, 2006 increased 40% from the comparable period in fiscal 2005. The increase in service revenues was primarily a result of increases in maintenance revenues due to our growing installed customer base.

Global Crossing, Level 3 Communications and Motorola each contributed more than 10% of our revenues during one or more of the three months ended March 31, 2006 and 2005.

International revenues, primarily from Japan and the remainder of the Asia Pacific region, were 23% and 19% of revenues for the three months ended March 31, 2006 and 2005. International revenues increased due to uneven ordering patterns of our international customers and the achievement of revenue recognition criteria associated with each customer’s arrangement. We expect that international revenues will remain uneven as a percentage of revenue from quarter to quarter.

Our deferred product revenue was $42.3 million and $54.8 million as of March 31, 2006 and December 31, 2005. Our deferred service revenue was $59.9 million and $67.3 million as of March 31, 2006 and December 31, 2005. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights, customer creditworthiness and maintenance revenue deferrals included in multiple element arrangements. As of March 31, 2006 and December 31, 2005, deferred revenue and accounts receivable excluded $15.3 million and $5.3 million related to products shipped and billed to customers which are collectible under extended payment terms or for which revenue is recognized as cash is collected, or for which title had not passed to the customer as of the period end date.

Cost of Revenues/Gross Profit.   Our cost of revenues consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs and inventory obsolescence. Cost of revenues and gross profit as a percentage of revenues for the three months ended March 31, 2006 and 2005 were as follows (in thousands, except percentages):

	2006	2005
Cost of revenues:
Product	$15,853	$6,843
Service	7,381	5,269
Total cost of revenues	$23,234	$12,112
Gross profit margin (% of respective revenues):
Product	64%	70%
Service	53	53
Total gross profit margin	61%	64%

The decrease in product gross profit as a percentage of revenues was primarily due to customer and product mix, including a greater percentage of revenue in fiscal 2006 from resellers with typically lower gross margins. Our product gross profit remained higher than our long-term financial model of 58-62%. We can provide no assurance that this favorable customer and product mix will continue, and we expect that over time our gross margins will return to levels consistent with our long-term financial model. The consistency in service gross profit as a percentage of service revenues was primarily due to increased investment in our service organization to support the expansion of our installed base and stock-based compensation recorded during the three months ended March 31, 2006, offset by an increase in service revenues. Our service cost of revenues is relatively fixed in advance of any particular quarter and, therefore, changes in service revenue will have a significant impact on service gross profit percentage.

Research and Development Expenses.   Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $12.9 million for the three months ended March 31, 2006, an increase of $1.9 million, or 17%, from $11.0 million for the same period in fiscal 2005. This increase primarily reflects an increase in salary and related expenses associated with increased headcount and stock-based compensation expense recorded during the three months ended March 31, 2006. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we intend to continue to make substantial investments to enhance our products and technologies to meet the requirements of our customers and market. We believe that our research and development expenses for the second quarter of fiscal 2006 will increase from the first quarter of fiscal 2006 primarily as a result of continued investment in new products, including the continued expansion of our research and development operations in India.

Sales and Marketing Expenses.   Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses were $13.9 million for the three months ended March 31, 2006, an increase of $4.9 million, or 54%, from $9.0 million for the same period in fiscal 2005. This increase primarily reflects an increase in salaries and travel expenses associated with increased headcount related to the expansion of our worldwide sales and support coverage, an increase in commissions associated with higher revenues, stock-based compensation expense recorded during the three months ended March 31, 2006 and higher evaluation equipment expenses. We believe that our sales and marketing expenses for the second quarter of fiscal 2006 will increase from the first quarter of fiscal 2006 related to personnel costs and trade show expenses. The magnitude of the increase will be dependent upon our level of revenues in the second quarter as commission expenses fluctuate primarily based on revenue levels.

General and Administrative Expenses.   General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses were $6.7 million for the three months ended March 31, 2006, a decrease of $0.1 million, or 1%, from $6.8 million for the same period in fiscal 2005. This decrease primarily reflects a decrease in directors and officers insurance premiums and a decrease in professional fees, offset by an increase in salary and related expenses associated with increased headcount and the recording of stock-based compensation expense during the three months ended March 31, 2006. We believe that our general and administrative expenses for the second quarter of fiscal 2006 will remain generally consistent with the first quarter of fiscal 2006 due to continued costs associated with improvements we are making in our internal control environment to address material weaknesses.

Interest Income, net.   Interest income consists of interest earned on our cash equivalents, marketable debt securities and long-term investments. Interest expense consists of interest incurred on a convertible subordinated note and capital lease obligations. Interest income, net of interest expense, was $3.3 million for the three months ended March 31, 2006, as compared to $1.7 million for the same period in fiscal 2005. This increase reflects the benefit of an increase in the yield on our portfolio due to an increasing interest rate environment, shifting some of the marketable debt securities to longer-term investments with a higher yield during the three months ended March 31, 2006, and an overall increase in cash and investments compared to the prior year.

Income Taxes.   Provisions for income taxes were $791,000 and $96,000 for the three months ended March 31, 2006 and 2005, which are primarily attributable to foreign income taxes and state and federal income taxes in the U.S. As of March 31, 2006, we had net operating loss carryforwards for federal and state income tax purposes of approximately $142 million and $86 million, respectively. The federal net operating loss carryforwards expire at various dates from 2019 through 2023. The state net operating loss carryforwards expire at various dates from 2006 through 2023. We have recorded a full valuation allowance for the related federal and state net deferred tax asset due to the uncertainty of realizing the benefit of this asset. We have recorded a foreign deferred income tax asset of $519,000 with no valuation allowance as of March 31, 2006 as it is more likely than not that it will be realized. We provide for income taxes during interim periods based on the estimated effective tax rate for the full fiscal year. We record cumulative adjustments to the tax provision in an interim period in which a change in the estimated annual effective rate is determined.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

At March 31, 2006, our principal source of liquidity was our cash, cash equivalents, marketable debt securities and long-term investments that totaled $340.2 million.

Our cash from operating activities was $21.0 million for the three months ended March 31, 2006, as compared to cash used in operating activities of $84,000 for the same period in fiscal 2005. The increase in cash flow from operating activities was primarily due to net income for the three months ended March 31, 2006 as compared to a net loss in the prior year and a decrease in accounts receivable, partially offset by decreases in deferred revenue, accounts payable and accrued expenses.

Net cash used in investing activities was $133.4 million for the three months ended March 31, 2006, as compared to net cash used in investing activities of $1.4 million for the same period in fiscal 2005. Net cash used in investing activities for the three months ended March 31, 2006 primarily reflects net purchases of marketable debt securities and long-term investments of $131.4 million and capital expenditures of $2.3 million. Net cash used in investing activities for the three months ended March 31, 2005 primarily reflects capital expenditures of $4.3 million, primarily offset by net maturities of marketable debt securities and long-term investments of $3.0 million. We expect to incur approximately $10-12 million in additional capital expenditures in the remaining three fiscal quarters of 2006.

Net cash provided by financing activities was $7.1 million for the three months ended March 31, 2006, as compared to $2.7 million for the same period in fiscal 2005 The net cash provided by financing activities for the three months ended March 31, 2006 and 2005 primarily resulted from the sale of common stock in connection with our employee stock purchase plan and proceeds from the exercise of stock options.

Based on our current expectations, we believe our current cash, cash equivalents, marketable debt securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. In addition, we had a convertible subordinated note with a customer that matured on May 1, 2006 for which we made a payment of $10,000,000 plus accrued interest on that date. Although it is difficult to predict future liquidity requirements with certainty, the rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to improve our internal control environment and for other general corporate activities, as well as to vigorously defend against existing and potential litigation relating to the restatement of our consolidated financial statements. See Note 4 to our condensed consolidated financial statements.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We do not believe that a hypothetical 10% adverse movement in interest rates and foreign currency exchange rates would have a materially different impact than what was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4: Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act)), as of March 31, 2006, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In our Management’s Report on Internal Control over Financial Reporting filed with our Annual Report on Form 10-K for the year ended December 31, 2005, we reported three (3) material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). As a result of these material weaknesses, which were not remediated as of March 31, 2006, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2006.

During the fiscal quarter ended March 31, 2006, we made changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In particular, we implemented changes to the communication and monitoring of entity-level controls throughout the organization to provide reasonable assurance that appropriate information is disseminated to all employees in order for them to understand our corporate policies thoroughly, and to understand and accomplish their assigned duties, including their internal control responsibilities. These changes consist of the following:

•       Established and posted a corporate governance web page on our intranet site; the web page sets forth our policies, procedures and best practices with respect to governing the Company;

•       Established an anonymous employee hotline for employees to submit complaints regarding corporate governance, ethics and controls;

•       Communicated to the entire organization the new corporate governance web page, the new anonymous employee hotline and our whistleblower policy through e-mail communication and in a company-wide employee meeting;

•       Established and posted on our Internet site a process for third parties to submit complaints regarding corporate governance, ethics and controls;

•       Established an on-line Incident Tracking and Reporting process to assist management in tracking complaints and potential violations of our code of business conduct, policies and controls; and

•       Hired a Manager of Internal Controls to work with business process owners to design and implement more effective controls and procedures.

We expect these changes will contribute to the remediation of the material weakness relating to inadequate entity-level controls.

We have established a plan to implement procedures and controls during 2006 to remediate the remaining material weaknesses to our entity level, revenue recognition, and financial statement preparation and review procedures and controls. We will report each quarter on our progress and on changes made during the quarter that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

We have implemented policies and procedures to ensure our financial reports are complete and accurate pending the remediation of the reported material weaknesses. These policies and procedures include:

•       Implementation of code of ethics training and annual certification and whistleblower programs to mitigate risk of fraud;

•       Enhanced review of journal entries and account reconciliations, including international entities, to provide reasonable assurance of complete and accurate transactions;

•       Weekly revenue meetings, quarterly certifications and disclosure process and customer account reviews and revenue files to understand and document our customer arrangements;

•       Manual documentation to adequately support the assignment of customer creditworthiness;

•       Manual reconciliation of customer invoices to related purchase orders and shipping documentation;

•       Manual reconciliation of cash payments applied to customer accounts with invoices and purchase orders; and

•       Use of outside accounting and financial professionals to assist in the preparation, review and reconciliation of our accounts and financial statements.

In addition, we will continue to design and implement additional policies and procedures during the remediation of our reported material weaknesses.

Prior to the complete remediation of these material weaknesses, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. Moreover, because of the inherent limitations in all control systems, no evaluation of controls—even where we conclude the controls are operating effectively—can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material to our financial statements.

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

PART II—OTHER INFORMATION

Item 1: Legal Proceedings

In November 2001, a purchaser of our common stock filed a complaint in the United States District Court for the Southern District of New York against us, two of our officers and the lead underwriters alleging violations of the federal securities laws in connection with our initial public offering (IPO) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased our common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that our registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between underwriters and certain purchasers to make additional purchases in the after market. The claims against us are asserted under Section 10(b) of the Securities Exchange Act of 1934 and Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against us, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, we, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against many of the individual defendants, including our officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss the Section 10(b) claims against certain defendants including us, but denied the remainder of the motion as to the defendants. In June 2003, a special committee of our Board of Directors authorized us to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. On February 15, 2005, the court preliminarily approved the terms of the proposed settlement contingent on modifications to the proposed settlement. On August 31, 2005, the court approved the terms of the proposed settlement, as modified. The settlement is subject to class certification and final approval by the court. On April 24, 2006, the court held a hearing on a motion to approve the final settlement and took the matter under advisement. As the settlement would not require any payment by us, we do not expect that the settlement would have a material impact on our business or financial results.

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

On January 6, 2006, a purchaser of our common stock filed a complaint in the United States District Court for the District of Massachusetts that is essentially identical to the Consolidated Amended Complaint previously filed against the defendants. Three shareholders have filed motions seeking appointment as lead plaintiff. The court has not yet ruled on these motions. Following the appointment of a lead plaintiff, the defendants intend to file a motion to dismiss the complaint. There is no assurance we will prevail in such a motion or defending this action. A judgment or a settlement of the claims against the defendants could have a material impact on our financial results. It is too early to determine the ultimate outcome or potential range of loss, if any.

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

In February 2004, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against us and certain of our officers and directors, naming us as a nominal defendant. Also in February 2004, two purported shareholder derivative lawsuits were filed in the business litigation session of the superior court of Suffolk County of Massachusetts against us and certain of our directors and officers, also naming us as a nominal defendant. The suits claim that certain of our officers and directors breached their fiduciary duties to our stockholders and to us. The complaints are derivative in nature and do not seek relief from us. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout these actions to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements or applicable Delaware law. On September 27, 2004, the state court granted our motion to dismiss. On October 26, 2004, the plaintiffs filed a notice appealing the state court’s dismissal of the actions. On June 24, 2005, the plaintiffs withdrew the appeal, the case was dismissed with prejudice. In the federal actions, on June 28, 2004, the court consolidated and stayed the three actions. On October 12, 2004, the lead plaintiff filed a consolidated amended complaint. On June 1, 2005, the court held a hearing on the motion and allowed the plaintiff to file an amended complaint. On July 1, 2005, the plaintiff filed and amended complaint. The defendants renewed their motions to dismiss. On December 10, 2005, the court held a hearing on the motions and took the matter under advisement. On March 31, 2006, the court entered an order granting the defendants’

motions and dismissing the amended complaint. On April 26, 2006, the plaintiffs filed a notice of appeal of the dismissal order. We do not expect that this claim will have a material impact on our financial statements.

In December 2004, a purchaser of our common stock filed a complaint in the circuit court in Will County, Illinois, against us, one of our officers, and a former officer alleging misrepresentation and fraud in connection with the plaintiff’s purchase of our stock. The complaint seeks unspecified damages. We filed a motion to dismiss the complaint. On May 5, 2005, the plaintiff filed an amended complaint. On October 26, 2005, the court held a hearing on the motion during which it dismissed the federal claims without prejudice and dismissed the state claims without prejudice. On November 23, 2005, the plaintiff filed a second amended complaint with essentially the same allegations as in the prior complaints. The defendants renewed their motions to dismiss with respect to the second amended complaint. On March 9, 2006, the court held a hearing on the defendants’ motions during which the court entered an order dismissing the second amended complaint with prejudice. On April 17, 2006, the plaintiff filed a notice of appeal of the dismissal order.

We include standard intellectual property indemnification provisions in our product agreements in the ordinary course of business. Pursuant to our product agreements, we will indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by third parties with respect to our products. Other agreements with our customers provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by us or our subcontractors. Historically, our costs to defend lawsuits or settle claims relating to such indemnity agreements have been insignificant. Accordingly, the estimated fair value of these indemnification provisions is immaterial.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below before buying our common stock. If any of the following risks actually occurs, the trading price of our common stock could decline and you may lose all or part of your investment. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

We have identified material weaknesses in our internal control over financial reporting, which, if not remedied effectively, could have an adverse effect on the trading price of our common stock and otherwise seriously harm our business.

We have taken and continue to take significant steps to improve our overall control over financial reporting. In 2005, we remediated seven of ten material weaknesses in our internal control over financial reporting that we had reported as of December 31, 2004. However, there is additional work and focus required to address remaining deficiencies in some of these areas. Management has concluded that our internal control over financial reporting continues to have certain material weaknesses as of March 31, 2006 and that our disclosure controls and procedures are ineffective. These weaknesses could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. These effects could in turn adversely affect the trading price of our common stock. Prior to the remediation of these remaining material weaknesses, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or fraud or facilitate the fair presentation of our financial statements, SEC reporting or other disclosures.

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

In 2004, we were not current in our SEC filings and, as a result, our common stock was delisted from the NASDAQ National Market for a short period of time.

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

To date, we have shipped our products to a limited number of customers. We expect that in the foreseeable future, the majority of our revenues will continue to depend on sales of our products to a limited number of customers. Three customers contributed more than 10% of our revenues for the first three months of fiscal 2006, which represented an aggregate of 41% of total revenues. One customer contributed more than 10% of our revenues for fiscal 2005, which represented an aggregate of 28% of total revenues. Two and four customers each contributed more than 10% of our revenues for fiscal 2004 and 2003, respectively, which represented an aggregate of 29% and 57% of total revenues, respectively. Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by:

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

International revenues, primarily attributable to Japan and the remainder of the Asia Pacific region, were approximately $13.8 million for the first three months of fiscal 2006, and $47.8 million for fiscal 2005, and we intend to expand our sales in international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues. We have limited experience marketing, distributing and supporting our products internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including:

•       reliance on distributors and resellers;

•       greater difficulty collecting accounts receivable and longer collection cycles;

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

•       potentially adverse tax consequences; and

•       political and economic instability.

We may not sustain profitability.

We have incurred significant losses since inception and, as of March 31, 2006, had an accumulated deficit of $770.0 million. Although we achieved profitability in the first quarter of fiscal 2006 and on an annual basis in fiscal 2005 and 2004, we incurred a net loss in the first and third quarters of fiscal 2005 and may incur additional losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

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

We are entirely dependent upon our voice infrastructure products, and our future revenues depend upon their commercial success.

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

Competition in the telecommunications market is intense. This market has historically been dominated by large companies, such as Alcatel, Lucent Technologies, NEC, Nortel Networks, Siemens and Ericsson, all of which are our direct competitors. We also face competition from other large telecommunications and networking companies, including Cisco Systems, some of which have entered our market by acquiring companies that design competing products. Alcatel and Lucent have announced the merger of the two companies and other competitors may merge, intensifying competition. Additional competitors with significant financial resources also may enter our markets and further intensify competition.

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

We have made significant changes in our senior management team, including the hiring of new Vice Presidents of Engineering and Sales since January 1, 2006. Because of these significant changes, our management team may not be able to work together effectively to successfully develop and implement our business strategies and financial operations. In addition, management will need to devote significant attention and resources to preserve and strengthen relationships with employees, customers and the investor community. If our new management team is unable to achieve these goals, our ability to grow our business and successfully meet operational challenges could be impaired.

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

In addition, in order to eliminate the compensation expense associated with unvested employee stock options with an exercise price of $4.00 or greater, in December 2005, we accelerated the vesting on the majority of these options. The acceleration of these unvested options may affect our ability to retain key personnel.

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

Item 6: Exhibits

Exhibit Number	Description
10.1(a)	Sublease agreement between Sonus Networks, Inc. and Teradyne, Inc. dated as of February 22, 2006.
10.2(b)	Summary of 2005 Executive Incentive Compensation Awards.
10.3(c)	Employment letter dated April 10, 2006, by and between the Registrant and James F. Collier.
31.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(a)           Incorporated by reference from an exhibit to the Registrant’s Form 8-K (File No. 000-30229) filed March 9, 2006 with the SEC.

(b)          Incorporated by reference from Item 1.01 to the Registrant’s Form 8-K (File No. 000-30229) filed March 27, 2006 with the SEC.

(c)           Incorporated by reference from an exhibit to the Registrant’s Form 8-K (File No. 000-30229) filed April 24, 2006 with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2006	SONUS NETWORKS, INC.
	By:	/s/ ELLEN B. RICHSTONE
Ellen B. Richstone
Chief Financial Officer (Principal Financial Officer)
	By:	/s/ PAUL K. MCDERMOTT
Paul K. McDermott
Vice President of Finance, Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1(a)	Sublease agreement between Sonus Networks, Inc. and Teradyne, Inc. dated as of February 22, 2006.
10.2(b)	Summary of 2005 Executive Incentive Compensation Awards.
10.3(c)	Employment letter dated April 10, 2006, by and between the Registrant and James F. Collier.
31.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(a)           Incorporated by reference from an exhibit to the Registrant’s Form 8-K (File No. 000-30229) filed March 9, 2006 with the SEC.

(b)          Incorporated by reference from Item 1.01 to the Registrant’s Form 8-K (File No. 000-30229) filed March 27, 2006 with the SEC.

(c)           Incorporated by reference from an exhibit to the Registrant’s Form 8-K (File No. 000-30229) filed April 24, 2006 with the SEC.