Form 10-Q
period 2006-06-30
SONUS NETWORKS INC
filed 2007-08-02
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30229

SONUS NETWORKS, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	04-3387074
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

7 Technology Park Drive, Westford, Massachusetts 01886

(Address of principal executive offices, including zip code)

(978) 614-8100

(Registrant’s telephone number, including area code)

250 Apollo Drive, Chelmsford, Massachusetts 01824

(Former name, former address and former fiscal year, if changed since last report)

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

As of July 27, 2007, there were 257,465,110 shares of the registrant’s common stock, $0.001 par value, outstanding.

Explanatory Note

In this Form 10-Q (“Form 10-Q”), we are restating our consolidated financial statements as of December 31, 2005 and for the three and six months ended June 30, 2005. Immediately following the filing of this Form 10-Q, we will file a Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, an Annual Report on Form 10-K for the year ended December 31, 2006 (“Form 10-K”) and a Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. In our Form 10-K, we are restating our consolidated financial statements as of December 31, 2005 and for each of the years ended December 31, 2005 and 2004 and each of the quarters in 2005 and the three months ended March 31, 2006, which are included in “Financial Statements and Supplementary Data” in Item 8. This Form 10-K also reflects the restatement of selected financial data as of and for each of the years ended December 31, 2002 through 2005, which is included in “Selected Financial Data” in Item 6, and the fiscal years ended December 31, 2005 and 2004, which is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q affected by the restatements have not been amended and should not be relied on.

The restatement of our consolidated financial statements reflects:

1.                stock-based compensation expense not previously recorded for certain stock option grants for which we used an incorrect measurement date for accounting purposes;

2.                stock-based compensation expense for certain grants that should have been recorded using variable accounting;

3.                tax-related adjustments resulting from the above errors in stock option accounting; and

4.                the recording of previously unrecorded adjustments not related to accounting for stock options that were previously deemed to be immaterial to our consolidated financial statements.

On May 25, 2006, in response to the recent focus on public company employee stock option granting practices and accounting, the Company in conjunction with the Audit Committee of its Board of Directors (the “Audit Committee”) voluntarily commenced a review of our stock option granting practices and accounting (the “Internal Review”). The Internal Review focused on several grants in the years 2000 through 2002 for which the grant dates appeared to have been on dates when our share price was trading near six month lows. As a result of the findings of the Internal Review, on August 3, 2006, our Board of Directors authorized the Board’s Audit Committee to conduct an expanded investigation (the “Audit Committee Investigation”) of our stock option granting practices from our initial public offering on May 25, 2000 (the “IPO”) through August 2006. The Audit Committee retained and was assisted by outside legal counsel and forensic accountants in conducting its investigation.

On October 23, 2006, the Audit Committee issued a report on its findings (the “Investigation Report”) that was presented to our Board of Directors. The following is a summary of the key findings:

•       Our stock granting and administration practices lacked adequate controls, processes and documentation during the period from May 2000, the date of our initial public offering, through December 2003;

•       The process by which members of the Compensation Committee formally approved stock option grants often involved the signing of a unanimous written consent (“UWC”). We used the date set forth in the UWC as the grant date and measurement date for accounting purposes. However, during the period from May 2000 to December 2003, there often was no clear documentation as to when the UWC was signed and returned to the Company. For certain grants, a UWC was signed weeks or even months after the grant date;

•       The measurement dates used for accounting purposes for a number of stock option grants, particularly during the period from May 2000 through December 2003, were not accurate because all the required granting actions were not completed as of the grant date;

•       Evidence suggests the probability that grant dates for several option grants from May 2000 through 2003 were selected by two former members of management with hindsight. There was no evidence from late 2004 forward, suggesting the probability that any dates for stock option grants were selected after the stated date of the grant with hindsight;

•       No current employee or director engaged in any willful or intentional misconduct; and

•       Beginning in August 2004, and continuing into 2005 and 2006, we implemented numerous policies and internal controls regarding option grants and significantly improved the practices and controls.

Responding to the findings of the Audit Committee Investigation, we performed a review of stock option grant measurement dates recorded for financial reporting purposes. We reassessed the measurement dates for all of our historical stock option grants and reviewed all available evidence for each option grant during the period from the IPO through December 31, 2005.

Our historical stock option grants fall under two broad categories: (a) major, company-wide grants made annually (“Annual Grants”) and (b) grants made throughout the year for new hires and employee recognition (“Batched Grants”). Prior to our IPO in May 2000, the Board of Directors or its Compensation Committee (“Compensation Committee”) approved option grants at meetings documented in meeting minutes. Subsequent to the IPO, the Compensation Committee would either approve stock option grants at meetings documented by meeting minutes or through a signed UWC, which were dated “as of” the date coinciding with the recorded stock option grant date. The following summarizes our historical practices for granting stock options:

May 2000 IPO Through Late 2004

It was our historical practice through late 2004 that our Former Chief Financial Officer (“Former CFO”) would select the stock option grant dates. The Former CFO along with the Company’s Chief Executive Officer (“CEO”) would present recommendations to the Compensation Committee regarding total pools of stock options for Annual Grants for executives and non-executive employees. There was no consistency in the Former CFO’s method for selection of the grant dates. The Compensation Committee then decided on the amount of stock options to be granted to each executive and a total pool of stock options to be allocated to non-executive employees by Company management. The Former CFO would submit a final list to the Compensation Committee for approval at a later date.

With the exception of stock options granted to new hires through 2000 (and certain new hires in 2001), Batched Grants had no consistent process or timing and were initiated by the Former CFO as the need arose. Our Former CFO selected the grant dates for the Batched Grants and presented the stock option grants to the Compensation Committee for approval at a later date. Again, there was no consistency in the method for selection of the grant dates. Stock option grants to new hires through 2000 (and certain new hires in 2001), were granted on the employment start dates. This practice changed in 2001 so that new hire stock options were granted in batches.

There was no regular practice and, in many cases, no supporting documentation regarding the actual signing dates of the UWCs by the members of the Compensation Committee. We lacked a documented set of procedures and controls for stock option grants through late 2004, including procedures regarding who had authority and responsibility to select dates for stock option grants, how the Compensation Committee would approve stock option grants, how grant dates were to be selected, and when lists containing recipients and amounts of options were to be considered final.

We also lacked a consistent or documented practice for entering grant information into the accounting and equity records and how and when such stock option grants were communicated to employees.

Late 2004 Through Current

In response to a restatement of our consolidated financial statements completed in July 2004, material weaknesses identified in our internal control over financial reporting and the hiring of new members of senior management, including a new CFO in January 2005, we commenced in late 2004 and continuing into 2006 implementing a number of improvements to our stock option granting practices and controls. Notwithstanding these improvements, we continued to have issues with inadequate documentation and processes resulting in revised measurement dates for certain grants through 2005.

We began limiting the use of UWCs to grant stock options commencing in 2004 and eliminated the use fully in 2006. Annual Grants are provided to the Compensation Committee in advance of the grant date and approved in meetings supported by meeting minutes. In March 2005, the Compensation Committee formally delegated the approval for certain Batched Grants to the CEO, who in turn formally delegated approval of certain stock options to other senior management. For all other Batched Grants, through June 2006, the Company presented UWCs with final lists for approval to the Compensation Committee in advance of the date when the grants were to be approved. The Compensation Committee retained the authority to grant options to executives and all other grants not subject to the delegated authority.

In June 2006, the Compensation Committee modified the March 2005 policy by requiring all New Hire Grants be effective on the 15th day of the month following a new employee’s start date. In addition to the delegation of authority for the aforementioned Batched Grants, the Compensation Committee has occasionally delegated authority to our CEO to make other grants with specific limitations.

All stock options requiring approval by the Compensation Committee are provided to the Compensation Committee in advance of the grant date and at meetings documented by approved minutes.

Measurement Date Methodology

Based on the available facts and circumstances surrounding our stock option granting practices, we adopted a methodology for determining the most likely measurement dates. We believe the application of this methodology indicated the date where the number of options granted to each employee and the exercise price were known with finality.

The Company adopted the following framework based on the facts and circumstances of each grant.

(1)         If the stock option grant was approved at a Board-level meeting, the date reflected in meeting minutes of the Company’s Board of Directors or Compensation Committee of the Board of Directors where the number of options for each recipient and the exercise price for the grant has been clearly approved was determined to be the most likely measurement date. Measurement dates for approximately 35% of the total number of grants were determined based on this method.

(2)         If the stock option grant was approved by UWC, the date of communication of the principal terms of the grant to the recipients if prior to the signature date on the UWC was determined to be the most likely measurement date. Measurement dates for approximately 42% of the total number of grants were determined based on this method.

(3)         If the stock option grant was approved by UWC and the Company did not have clear prior evidence of the date the principal terms of the grant were communicated to the recipients, the date of receipt of the last signature for the UWC provided there was clear evidence of the date the last signature was received was determined to be the most likely measurement date. Measurement dates for approximately 2% of the total number of grants were determined based on this method.

(4)         If the stock option grant was approved by UWC and the Company did not have clear evidence of the date the principal terms of the grant were communicated to the recipients or the date of receipt of the last signature on the UWC, the Company reviewed all other available evidence and used its judgment to determine the most likely measurement date. The additional available evidence included, but was not limited to:

a.                  the next date that the two Compensation Committee members were physically present at a Board-level meeting where the UWC may have been signed and the meeting occurred within a reasonable time period; and

b.                 the date by which at least 90% of the stock option grant was entered into the Company’s stock option administration system.

Measurement dates for approximately 6% of the total number of grants were determined based on the next date that the two Compensation Committee members were physically present at a Board-level meeting and approximately 15% when at least 90% of the stock option grant was entered into the Company’s stock option administration system.

After selecting a measurement date through one of the four steps in the above framework, the Company then determined if there were any changes to the individual grant recipients or amount of options granted after the selected measurement date. If there were no changes following the selected measurement date, then the measurement date would remain unchanged. If the Company identified changes following the selected measurement date, then the Company would evaluate whether the changes should delay the measurement date for the entire list of grants until the list became final or whether the changes should result in separate accounting for specific grants. Factors considered in evaluating whether it would be appropriate to delay the measurement date until the list was final included: 1) the frequency of any changes as well as the reason for any changes; 2) whether the changes were administrative in nature (corrections of errors for grants to which recipients would have been otherwise entitled); and 3) whether the changes reflected re-allocation of options among a broader range of recipients.

In applying the methodology, we revised the measurement dates for many grants which resulted in exercise prices that were less than the fair market value of the stock on the revised measurement dates. During our review we also identified errors in accounting for stock option awards where we did not appropriately account for modifications and circumstances in which we did not appropriately account for awards as variable. The correction of all these errors related to stock option accounting resulted in additional cumulative stock-based compensation charges of approximately $54.1 million from 2000 through 2005. In addition, additional stock-based compensation of approximately $11,000 was recorded in the three months ended March 31, 2006.

We acknowledge that many of our measurement date conclusions are dependent on the facts and circumstances of each stock option grant and involved the application of significant management judgment. Because the revised measurement date may not be the actual measurement date, we performed several analyses to compare the results of selecting measurement dates based upon the above described methodology to what would have resulted under different methodologies. In the first analysis, we considered that the measurement dates for all the stock option grants would be the last date the last required action for grants had taken place. In this analysis, the measurement date would be the date approved at the Board or Compensation Committee meeting, the date of last receipt of the unanimous written consent or, if there was no evidence as to the receipt of the last signature, the date of the next board-level meeting at which the two members of the Compensation Committee were present following the preparation of a final list of grantees. Had we applied this alternate approach, the new measurement dates would have resulted in approximately $0.2 million less in cumulative stock-based compensation charges being recorded from 2000 through 2005.

For an additional analysis, we also considered what the results would have been had we selected measurement dates based upon the low, average and high closing prices of our stock within the periods from the originally recorded grant dates to the revised measurement dates. Using this approach, we would have recorded additional (less) cumulative stock-based compensation from 2000 through 2005 of $(52.3) million, $1.4 million, and $55.1 million by selecting measurement dates based upon the low, average and high closing prices during those periods, respectively. The additional (less) cumulative stock-based compensation from 2000 through 2005 under each category of our framework based upon the low, average and high closing prices during those periods is as follows (in millions):

Category	Low	Average	High
(1)	$—	$—	$—
(2)	(43.2)	4.4	50.0
(3)	(1.3)	(0.3)	0.8
(4)	(7.8)	(2.7)	4.3
	$(52.3)	$1.4	$55.1

The additional (less) cumulative stock-based compensation by year from 2000 through 2005 under categories two, three and four of our framework based upon the low, average and high closing prices during those periods is as follows (in millions):

	Category 2
	2000	2001	2002	2003	2004	2005	Total
Low	$—	$(13.4)	$(19.9)	$(5.4)	$(2.6)	$(1.9)	$(43.2)
Average	$—	$6.5	$2.0	$(2.3)	$(1.0)	$(0.8)	$4.4
High	$—	$33.1	$15.5	$0.2	$0.6	$0.6	$50.0

	Category 3
	2000	2001	2002	2003	2004	2005	Total
Low	$—	$(0.1)	$(0.7)	$(0.4)	$(0.1)	$—	$(1.3)
Average	$—	$—	$(0.1)	$(0.2)	$—	$—	$(0.3)
High	$—	$0.1	$0.6	$0.1	$—	$—	$0.8

	Category 4
	2000	2001	2002	2003	2004	2005	Total
Low	$—	$(1.7)	$(0.8)	$(1.4)	$(2.2)	$(1.7)	$(7.8)
Average	$—	$(0.6)	$(0.1)	$(0.6)	$(0.9)	$(0.5)	$(2.7)
High	$4.1	$(2.9)	$1.3	$0.3	$0.7	$0.8	$4.3

We believe our methodology based on the best evidence available results in the most likely measurement dates for our stock option grants.

Tax-Related Adjustments

Withholding Taxes

In addition to the stock-based compensation charges, we also have recorded tax-related expense related to our stock option grants. We have determined that numerous stock options previously classified as incentive stock options (“ISO”) no longer meet the criteria for ISO tax status since they were issued in the money on the revised measurement date. The disqualification of ISO status resulted in the failure to withhold certain employee income and payroll taxes and, consequently, we have recorded additional expense, along with penalties and interest, in the periods of exercise. Tax-related adjustments related to the disqualification of the ISO status of stock options totaled approximately $1.0 million from 2001 through 2005 and approximately $0.2 million in the three months ended March 31, 2006.

Section 409A

Under Section 409A of the Internal Revenue Code (“Section 409A”), individuals who received option grants with an exercise price below the fair market value of the underlying stock at the revised measurement date will be subject to additional taxes and interest with respect to options that vest after December 31, 2004. Holders of these stock options will be required to recognize ordinary income at vesting. Pursuant to the interim Internal Revenue Service guidance, the income is calculated as the difference between the fair market value of the underlying stock and the exercise price as of December 31 of the year of vesting. The individual must also recognize, in each subsequent year until the option is fully exercised or expires, ordinary income equal to the excess of the fair market value of the underlying stock over the sum of the exercise price and any previously recorded income. In addition to ordinary income and employment taxes, an additional 20% penalty tax on the resulting ordinary income is levied on the individual, plus interest on any tax to be paid.

In the fourth quarter of 2006, we decided to reimburse our employees and former employees the additional taxes arising under Section 409A due to the exercise of certain discounted stock options in 2006.  As a result, we recorded expenses of approximately $0.9 million in 2006. Of this amount, $0.4 million relates to employees and former employees who are subject to the disclosure requirements under Section 16 of the Securities Exchange Act of 1934 and $0.5 million relates to all other employees and former employees (the “qualifying employees”). In February 2007, the Internal Revenue Service (“IRS”) published guidance allowing companies to voluntarily pay the IRS directly on their employees’ behalf any Section 409A taxes and interest by June 30, 2007. We notified the IRS of our intention to participate in this program and, accordingly, in June 2007 we paid $0.5 million to the applicable federal and state tax agencies on behalf of the qualifying employees.

In order to remedy the unfavorable personal tax consequences for those who have not exercised stock options subject to Section 409A, we intend to provide holders of these options the opportunity to amend their affected options. In December 2006, we entered into agreements with our directors and executive officers under which we will amend any affected stock options to increase the exercise price to the quoted market price on the revised measurement date and either provide cash payment in 2008 or issue restricted stock in 2007, at our discretion, to the option holder based on the difference in exercise price between the revised measurement date and original grant date. In February 2007, we determined we would provide a cash payment or restricted stock for the change in exercise price for the directors and officers with affected stock options. In addition, certain directors and officers agreed to waive such cash payment or restricted stock from us for the difference in exercise price of certain affected stock options. The agreements with our directors and executives resulted in additional stock-based compensation expense of approximately $16,000 in our consolidated financial statements in the fourth quarter of 2006 and will result in additional stock-based compensation expense of approximately $1.2 million to be recognized in the three months ended March 31, 2007.

For all other current employees, we are working on a program that we expect to announce following the filing of this Form 10-Q that will make the employees whole and should eliminate the Section 409A taxes associated with the affected stock options that have not yet been exercised. The modification of the stock options held by other current employees will result in additional stock-based compensation being recorded, commencing when the program is completed. We estimate the maximum aggregate cash payments to option holders under the program to be approximately $3.7 million.

For former employees who may exercise stock options in 2007 that are subject to Section 409A, we determined in the second quarter of 2007 to reimburse the option holders for taxes incurred and will record an expense in 2007 when and if the exercises occur.

Income Taxes

As a result of changes in the tax law in the UK in 2003, we should have recorded a deferred income tax benefit related to the stock-based compensation for options issued to our UK employees. As part of this restatement, we have recorded income tax benefits of $10,000 and $5,000 for fiscal 2004 and 2005, respectively. In addition, we recorded $693,000 as an adjustment to our January 1, 2004 opening Accumulated Deficit balance related to fiscal 2003. In addition to the change related to the UK, the components of the Company’s deferred income tax assets and valuation allowance have changed, but resulted in no significant net impact to the carrying value of the assets.

Other Adjustments

The restatement of prior year financial statements includes adjustments for other errors identified in subsequent periods. Such errors were not previously recorded as we concluded the amount of any such errors, both individually and in the aggregate, were not material to the consolidated financial statements of any period. These errors related to the timing of revenue recognition, the recording of cost of goods sold and certain operating expenses.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2006
TABLE OF CONTENTS

s

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

SONUS NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2006	2005
		(As Restated, See Note 2)
Assets
Current assets:
Cash and cash equivalents	$30,383	$155,679
Marketable debt securities	239,717	140,569
Accounts receivable, net	77,472	72,261
Inventory, net	33,871	37,700
Deferred income taxes	519	519
Other current assets	17,298	14,411
Total current assets	399,260	421,139
Property and equipment, net	15,605	15,331
Long-term investments	48,246	17,993
Deferred income taxes	802	802
Other assets	6,683	1,941
	$470,596	$457,206
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,488	$20,375
Accrued expenses	24,250	24,081
Accrued restructuring expenses	200	195
Current portion of deferred revenue	89,466	88,336
Convertible subordinated note	—	10,000
Current portion of long-term liabilities	240	105
Total current liabilities	130,644	143,092
Long-term deferred revenue	26,437	33,853
Long-term liabilities, net of current portion	1,230	1,449
Total liabilities	158,311	178,394
Commitments and contingencies (Note 5)
Stockholders equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 255,450,095 and 251,730,706 shares issued and 253,153,185 and 249,433,796 shares outstanding at June 30, 2006 and December 31, 2005, respectively	255	252
Additional paid-in capital	1,128,719	1,110,057
Deferred compensation	—	(99)
Accumulated deficit	(816,357)	(831,087)
Accumulated other comprehensive loss	(65)	(44)
Treasury stock, at cost; 2,296,910 common shares at June 30, 2006 and December 31, 2005	(267)	(267)
Total stockholders’ equity	312,285	278,812
	$470,596	$457,206

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
		(As Restated,		(As Restated,
		See Note 2)		See Note 2)
Revenue:
Product	$48,853	$40,993	$93,395	$63,750
Service	15,627	16,372	31,080	27,561
Total revenue	64,480	57,365	124,475	91,311
Cost of revenue:
Product	16,199	14,179	32,082	21,691
Service	6,987	5,706	13,716	11,025
Total cost of revenue	23,186	19,885	45,798	32,716
Gross profit	41,294	37,480	78,677	58,595
Operating expenses:
Research and development	12,900	11,421	25,976	22,611
Sales and marketing	15,646	11,543	29,671	21,219
General and administrative	7,248	6,751	14,228	13,737
Total operating expenses	35,794	29,715	69,875	57,567
Income from operations	5,500	7,765	8,802	1,028
Interest expense	(81)	(121)	(218)	(257)
Interest income	3,899	2,222	7,341	4,097
Income before income taxes	9,318	9,866	15,925	4,868
Income tax provision	(404)	(311)	(1,195)	(407)
Net income	$8,914	$9,555	$14,730	$4,461
Net income per share:
Basic	$0.04	$0.04	$0.06	$0.02
Diluted	$0.03	$0.04	$0.06	$0.02
Shares used in computing net income per share:
Basic	252,664	248,249	251,371	248,064
Diluted	256,326	250,578	255,454	252,366

s

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2006	2005
		(As Restated, See Note 2)
Cash flows from operating activities:
Net income	$14,730	$4,461
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	4,732	3,081
Stock-based compensation	5,042	1,379
Loss on disposal of property and equipment	6	—
Changes in operating assets and liabilities:
Accounts receivable	(5,162)	(26,973)
Inventory	4,170	(2,105)
Other operating assets	(7,812)	(1,958)
Accounts payable	(3,712)	3,328
Accrued expenses, deferred rent and accrued restructuring expenses	52	(428)
Deferred revenue	(6,661)	21,676
Net cash provided by operating activities	5,385	2,461
Cash flows from investing activities:
Purchases of property and equipment	(5,163)	(7,373)
Maturities of available-for-sale marketable debt securities	68,775	106,900
Purchases of available-for-sale marketable debt securities	(31,175)	(112,479)
Maturities of held-to-maturity marketable debt securities and long-term investments	58,006	15,846
Purchases of held-to-maturity marketable debt securities and long-term investments	(225,007)	(10,207)
Decrease in restricted cash	250	500
Decrease in other assets	—	84
Net cash used in investing activities	(134,314)	(6,729)
Cash flows from financing activities:
Sale of common stock in connection with employee stock purchase plan	2,310	2,313
Proceeds from exercise of stock options	11,386	881
Repayment of convertible subordinated note	(10,000)	—
Principal payments of capital lease obligations	(23)	(66)
Net cash provided by financing activities	3,673	3,128
Effect of exchange rate changes on cash and cash equivalents	(40)	—
Net decrease in cash and cash equivalents	(125,296)	(1,140)
Cash and cash equivalents, beginning of period	155,679	120,839
Cash and cash equivalents, end of period	$30,383	$119,699
Supplemental disclosure of cash flow information:
Interest paid	$211	$241
Income taxes paid	$1,649	$619
Supplemental disclosure of non-cash investing activities:
Non-cash purchases of property and equipment	$872	$1,211
Property and equipment acquired as part of a facility lease	$50	$—
Property and equipment acquired under capital lease	$—	$163

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)          Description of Business

Sonus Networks, Inc. (“Sonus” or the “Company”) was incorporated in 1997 and is a leading provider of voice infrastructure solutions for wireline and wireless service providers. Sonus offers a new generation of carrier-class infrastructure equipment and software that enables voice services to be delivered over packet-based networks.

(2)          Restatement of Consolidated Financial Statements

On May 25, 2006, in response to the recent focus on public company employee stock option granting practices and accounting, the Company in conjunction with the Audit Committee of its Board of Directors (the “Audit Committee”) voluntarily commenced a review of its historical stock option granting practices (the “Internal Review”) and accounting. The Internal Review initially focused on several grants in the 2000 to 2002 time period for which the grant dates appear to have been set on dates where the Company’s share price was trading near six month lows. As a result of the findings of the Internal Review, on August 3, 2006, the Company’s Board of Directors authorized the Audit Committee to conduct an expanded, independent investigation of the Company’s stock option granting practices from the Company’s initial public offering in May 2000 through August 2006 (the “Audit Committee Investigation” or “Investigation”).

As a result of the Audit Committee Investigation, the Company performed a review of stock option grant measurement dates recorded for financial reporting purposes. The Company determined that during the period from May 2000 through December 31, 2005, the Company i) applied incorrect measurement dates in the accounting for certain stock options and ii) incorrectly accounted for certain stock options that should have been recorded using variable accounting. Accordingly, the Company has restated its accumulated deficit as of January 1, 2005 and its consolidated financial statements for the three and six months ended June 30, 2005 to record additional stock-based compensation to correctly account for its stock options and related tax adjustments. The cumulative amount of these stock-based compensation adjustments aggregate to $54.1 million for fiscal years 2000 through 2005. The Company has also corrected other previously unrecorded misstatements not related to the accounting for stock options previously deemed to be immaterial.

The following table reconciles net income and accumulated deficit as previously reported to the restated amounts (in thousands):

	Net Income		Accumulated
	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005	Deficit as of January 1, 2005
As previously reported	$9,745	$6,050	$(784,085)
Changes in net income and accumulated deficit
Stock-based compensation adjustments related to revised measurement dates	(671)	(1,470)	(49,156)
Stock-based compensation adjustments related to the application of variable accounting	(45)	95	(1,370)
Withholding tax adjustments	(79)	(126)	(755)
Other adjustments	605	(88)	(1,389)
Income taxes	—	—	883
Total change in net income and accumulated deficit	(190)	(1,589)	(51,787)
As restated	$9,555	$4,461	$(835,872)

Stock-Based Compensation Adjustments Related to Revised Measurement Dates

In light of the findings of the Audit Committee Investigation, the Company assessed the measurement dates for all of the Company’s historical stock option grants and reviewed all available evidence for each option grant. Based on the available facts and circumstances surrounding the Company’s stock option granting practices, the Company adopted a methodology for determining the most likely measurement dates. The Company believes the application of this methodology indicated the date where the number of options granted to each recipient and the exercise price are known with finality. In determining the most likely measurement date, the Company considered evidence such as the date of the completion of the granting process, clear communication to the recipients of the principal terms of the award, and the date by which the grant was substantially entered into the Company’s stock administration system.

The completion of the granting process involving unanimous written consents (“UWCs”) was determined to be receipt of the last signature on the UWC approving the grant. There often was evidence through emails or cover memos as to when the Company intended to forward UWCs to the Compensation Committee for signature, but rarely evidence as to the date the UWCs were signed and returned. If there is no clear evidence of receipt of the last signature of the UWC, then the Company reviewed all other available evidence and used its judgment to determine the most likely measurement date. The additional available evidence included, but was not limited to, the next date that the two members of the Compensation Committee were physically present at a Board-level meeting where the UWC may have been signed based on the Company’s past practice and the date by which at least 90% of the stock option grant was entered into the Company’s stock option administration system.

Evidence of clear communication between the Company and the recipients regarding a grant prior to the final granting action includes email or oral communication of the grant date and exercise price to the entire recipient population followed thereafter by individual communications regarding the principal terms of the grant, offer letters stating the principal terms of the grant or a Form 3 or Form 4 filed with the SEC. The Company believes it is appropriate to rely on clear communication as evidence of finality because the Company’s past practice was to communicate terms of grants to employees only when they were final and approved by those with authority. The Company viewed the communication as giving rise to a legal obligation to honor the grants.

Based on the Company’s analysis summarized above, the Company adopted the following framework for determining the measurement dates of its stock option grants, and applied this framework based on the facts and circumstances of each grant.

(1)         If the stock option grant was approved at a Board-level meeting, the date reflected in meeting minutes of the Company’s Board of Directors or Compensation Committee of the Board of Directors where the number of options for each recipient and the exercise price for the grant has been clearly approved was determined to be the most likely measurement date. Measurement dates for approximately 35% of the total number of grants were determined based on this method.

(2)         If the stock option grant was approved by UWC, the date of communication of the principal terms of the grant to the recipients if prior to the signature date on the UWC was determined to be the most likely measurement date. Measurement dates for approximately 42% of the total number of grants were determined based on this method.

(3)         If the stock option grant was approved by UWC and the Company did not have clear prior evidence of the date the principal terms of the grant were communicated to the recipients, the date of receipt of the last signature for the UWC provided there was clear evidence of the date the last signature was received was determined to be the most likely measurement date. Measurement dates for approximately 2% of the total number of grants were determined based on this method.

(4)         If the stock option grant was approved by UWC and the Company did not have clear evidence of the date the principal terms of the grant were communicated to the recipients or the date of receipt of the last signature on the UWC, the Company reviewed all other available evidence and used its judgment to determine the most likely measurement date. The additional available evidence included, but was not limited to:

a.                  the next date that the two Compensation Committee members were physically present at a Board-level meeting where the UWC may have been signed and the meeting occurred within a reasonable time period; and

b.                 the date by which at least 90% of the stock option grant was entered into the Company’s stock option administration system.

Measurement dates for approximately 6% of the total number of grants were determined based on the next date that the two Compensation Committee members were physically present at a Board-level meeting and approximately 15% when at least 90% of the stock option grant was entered into the Company’s stock option administration system.

After selecting a measurement date through one of the four steps in the above framework, the Company then determined if there were any changes to the individual grant recipients or amount of options granted after the selected measurement date. If there were no changes following the selected measurement date, then the measurement date would remain unchanged. If the Company identified changes following the selected measurement date, then the Company would evaluate whether the changes should delay the measurement date for the entire list of grants until the list became final or whether the changes should result in separate accounting for specific grants. Factors considered in evaluating whether it would be appropriate to delay the measurement date until the list was final included: 1) the frequency of any changes as well as the reason for any changes; 2) whether the changes were administrative in nature (corrections of errors for grants to which recipients would have been otherwise entitled); and 3) whether the changes reflected re-allocation of options among a broader range of recipients.

In applying this framework, the Company revised the measurement dates for many grants which resulted in exercise prices that were less than the fair market value of the stock on the revised measurement dates. This outcome results in a stock-based compensation charge in accordance with APB 25. Adjustments related to revised measurement dates resulted in the Company recognizing additional stock-based compensation expense from 2000 through 2005 of approximately $52.9 million. The additional stock-based compensation for the three and six months ended June 30, 2005 was $0.7 million and $1.5 million, respectively.

Stock-Based Compensation Adjustment Related to the Application of Variable Accounting

In 1999, tax regulations became effective in the United Kingdom (“UK”) that required employers to remit a 12% UK National Insurance Contribution (“NIC”) tax on gains resulting from the exercise of stock options held by UK citizens. In 2000, the UK passed regulations that allowed an employer to either (a) transfer its NIC tax liability to an employee or (b) be reimbursed by an employee for NIC payments incurred by an employer for options granted after April 1999. If a company decided to transfer its NIC tax liability to an employee, a company was required to obtain approval of the use of a standard election form from UK Inland Revenue, which would then be signed by each employee.

Subsequent to the enactment of the new NIC regulations in 1999, the Company granted stock options to its UK employees. The Company entered into agreements whereby the employee would be required to reimburse the Company for the taxes. Under the guidance of Issue 15 of Emerging Issues Task Force (“EITF”) Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, variable accounting is required for stock option grants when a cash payment contingent upon exercise is not fixed. Accordingly, an employee obligation to reimburse the employer for the amount of NIC taxes triggered by an exercise causes a variable exercise price for the grant, and thus, the options issued to UK employees resulted in the Company recording additional stock-based compensation expense from 2000 through 2005 totaling approximately $1.2 million. The effect on stock-based compensation for the three months ended June 30, 2005 was an increase in stock-based compensation of $45,000 and the effect on stock-based compensation for the six months ended June 30, 2005 was a decrease of $0.1 million.

Tax-Related Adjustments

Withholding Taxes

In addition to the above stock-based compensation charges, the Company has also recorded tax-related expense related to the Company’s stock option grants. The Company has determined that stock options previously classified as incentive stock options (“ISO”) no longer meet the criteria for ISO status since they were issued in the money on the revised measurement date. The disqualification of ISO status resulted in the failure to withhold certain employee income and payroll taxes and, consequently, the Company has recorded an additional expense, along with penalties and interest, in the periods of exercise. Withholding tax adjustments related to the disqualification of the ISO status of stock options totaled approximately $1.0 million from 2001 through 2005 and approximately $0.1 million for both the three and six months ended June 30, 2006.

Section 409A

Under Section 409A of the Internal Revenue Code (“Section 409A”) individuals who received option grants with an exercise price below the fair market value of the underlying stock at the revised measurement date will be subject to additional taxes and interest with respect to options that vest after December 31, 2004. Holders of these stock options will be required to recognize ordinary income at vesting. Pursuant to the interim Internal Revenue Service guidance, the income is calculated as the difference between the fair market value of the underlying stock and the exercise price as of December 31 of the year of vesting. The individual must also recognize, in each subsequent year until the option is fully exercised or expires, ordinary income equal to the excess of the fair market value of the underlying stock over the sum of the exercise price and any previously recorded income. In addition to ordinary income and employment taxes, an additional 20% tax on the resulting ordinary income is levied on the individual, plus interest on any tax to be paid.

In the fourth quarter of 2006, the Company decided to reimburse its employees and former employees the additional taxes arising under Section 409A due to the exercise of certain discounted stock options in 2006. As a result, the Company recorded expenses of approximately $0.9 million in 2006. Of this amount, $0.4 million relates to employees and former employees who are subject to the disclosure requirements under Section 16 of the Securities Exchange Act of 1934 and $0.5 million relates to all other employees and former employees (the “qualifying employees”).  In February 2007, the Internal Revenue Service (“IRS”) published guidance allowing companies to voluntarily pay the IRS directly on their employees’ behalf any Section 409A taxes and interest by June 30, 2007. Sonus notified the IRS of its intention to participate in this program and, accordingly, in June 2007 the Company paid $0.5 million to the applicable federal and state tax agencies on behalf of the qualifying employees.

In order to remedy the unfavorable personal tax consequences for those who have not exercised stock options subject to Section 409A, the Company intends to provide holders of these options the opportunity to amend their affected options. In December 2006, the Company entered into agreements with its directors and executive officers under which the Company will amend any affected stock options to increase the exercise price to the quoted market price on the revised measurement date and either provide cash payment in 2008 or issue restricted stock in 2007, at the Company’s discretion, to the option holder based on the difference in exercise price between the revised measurement date and original grant date. In February 2007, the Company determined it would provide a cash payment or restricted stock for the change in exercise price for the directors and officers. Certain director and officers agreed to waive such cash payment or restricted stock from the Company for the difference in exercise price of certain affected stock options. The Company’s agreement with its directors and executives resulted in additional stock-based compensation expense of approximately $16,000 in the Company’s consolidated financial statements in the fourth quarter of 2006 and will result in additional stock-based compensation expense of approximately $1.2 million in the three months ended March 31, 2007.

For all other current employees, the Company is working on a program that it expects to announce following the filing of this Form 10-Q that will make the employees whole and should eliminate the Section 409A taxes associated with the affected stock options that have not yet been exercised. The modification of the stock options held by other current employees will result in additional stock-based compensation being recorded, commencing when the program is completed. The Company estimates the maximum aggregate cash payments to option holders under the program to be approximately $3.7 million.

Income Taxes

As a result of the changes in the tax law in the UK in 2003, the Company should have recorded a deferred income tax benefit related to the stock-based compensation for options issued to its UK employees. As part of this restatement, the Company has recorded income tax benefits of $10,000 and $5,000 for fiscal 2004 and 2005, respectively. In addition, the Company recorded $693,000 as an adjustment to its January 1, 2004 beginning Accumulated Deficit balance related to fiscal 2003. In addition to the change related to the UK, the components of the Company’s deferred income tax assets and valuation allowance have changed, but resulted in no significant net impact to the carrying value of the assets.

Other Adjustments

The restatement of prior year financial statements includes adjustments for other errors identified in subsequent periods. Such errors were not previously recorded as the Company concluded the amount of any such errors, both individually and in the aggregate, were not material to the consolidated financial statements of any period. These errors related to the timing of revenue recognition, the recording of cost of goods sold and certain operating expenses.

Adjustment to Statement of Cash Flows

The statement of cash flows for the six months ended June 30, 2005 reflects the effects of the adjustments noted above as well as the presentation of purchases and maturities of marketable debt securities available-for-sale and held-to-maturity.

Statement of Operations Adjustments

The following tables reconcile the amounts previously reported in the Company’s consolidated statements of operations for the three and six months ended June 30, 2005 to the corresponding restated amounts, which reflect the restatement adjustments previously described (in thousands, except per share data):

Three Months Ended June 30, 2005	As Previously Reported	Stock-Based Compensation and Tax-Related Adjustments	Other Adjustments	As Restated
Revenue:
Product	$41,339	$—	$(346)	$40,993
Service	16,754	—	(382)	16,372
Total revenue	58,093	—	(728)	57,365
Cost of revenue:
Product	15,404	5	(1,230)	14,179
Service	5,651	81	(26)	5,706
Total cost of revenue	21,055	86	(1,256)	19,885
Gross profit	37,038	(86)	528	37,480
Operating expenses:
Research and development	11,098	230	93	11,421
Sales and marketing	11,508	326	(291)	11,543
General and administrative	6,477	153	121	6,751
Total operating expenses	29,083	709	(77)	29,715
Income from operations	7,955	(795)	605	7,765
Interest expense	(121)	—	—	(121)
Interest income	2,222	—	—	2,222
Income before income taxes	10,056	(795)	605	9,866
Income tax provision	(311)	—	—	(311)
Net income	$9,745	$(795)	$605	$9,555
Net income per share:
Basic and diluted	$0.04	$—	$—	$0.04
Shares used in computing net income per share:
Basic	248,249	—	—	248,249
Diluted	250,651	(73)	—	250,578

Six Months Ended June 30, 2005	As Previously Reported	Stock-Based Compensation and Tax-Related Adjustments	Other Adjustments	As Restated
Revenue:
Product	$63,797	$—	$(47)	$63,750
Service	27,906	—	(345)	27,561
Total revenue	91,703	—	(392)	91,311
Cost of revenue:
Product	22,247	16	(572)	21,691
Service	10,920	154	(49)	11,025
Total cost of revenue	33,167	170	(621)	32,716
Gross profit	58,536	(170)	229	58,595
Operating expenses:
Research and development	22,115	442	54	22,611
Sales and marketing	20,535	556	128	21,219
General and administrative	13,277	333	127	13,737
Total operating expenses	55,927	1,331	309	57,567
Income from operations	2,609	(1,501)	(80)	1,028
Interest expense	(249)	—	(8)	(257)
Interest income	4,097	—	—	4,097
Income before income taxes	6,457	(1,501)	(88)	4,868
Income tax provision	(407)	—	—	(407)
Net income	$6,050	$(1,501)	$(88)	$4,461
Net income per share:
Basic and diluted	$0.02	$—	$—	$0.02
Shares used in computing net income per share:
Basic	248,064	—	—	248,064
Diluted	252,709	(343)	—	252,366

Balance Sheet Adjustments

The following tables reconcile the amounts previously reported in the Company’s consolidated balance sheet as of December 31, 2005 to the corresponding restated amounts, which reflect the restatement adjustments previously described (in thousands):

December 31, 2005	As Previously Reported	Stock-based Compensation and Tax-Related Adjustments	Other Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$155,679	$—	$—	$155,679
Marketable debt securities	140,569	—	—	140,569
Accounts receivable, net	72,321	—	(60)	72,261
Inventory, net	37,831	—	(131)	37,700
Deferred income taxes	519	—	—	519
Other current assets	15,833	—	(1,422)	14,411
Total current assets	422,752	—	(1,613)	421,139
Property and equipment, net	15,181	—	150	15,331
Long-term investments	17,993	—	—	17,993
Deferred income taxes	—	708	94	802
Other assets	631	—	1,310	1,941
	$456,557	$708	$(59)	$457,206
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,408	$—	$(33)	$20,375
Accrued expenses	23,204	1,029	(152)	24,081
Accrued restructuring expenses	195	—	—	195
Current portion of deferred revenue	88,199	—	137	88,336
Convertible subordinated note	10,000	—	—	10,000
Current portion of long-term liabilities	48	—	57	105
Total current liabilities	142,054	1,029	9	143,092
Long-term deferred revenue	33,853	—	—	33,853
Long-term liabilities, net of current portion	485	—	964	1,449
Total liabilities	176,392	1,029	973	178,394
Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	252	—	—	252
Additional paid-in capital	1,055,941	54,183	(67)	1,110,057
Deferred compensation	—	(99)	—	(99)
Accumulated deficit	(775,717)	(54,405)	(965)	(831,087)
Accumulated other comprehensive loss	(44)	—	—	(44)
Treasury stock	(267)	—	—	(267)
Total stockholders’ equity	280,165	(321)	(1,032)	278,812
	$456,557	$708	$(59)	$457,206

Statement of Cash Flows Adjustments

The following tables reconcile the amounts previously reported in the Company’s consolidated statements of cash flows for the six months ended June 30, 2005 to the corresponding restated amounts, which reflect the restatement adjustments previously described (in thousands):

	As Previously Reported	Stock-based Compensation and Tax-Related Adjustments	Other Adjustments	As Restated
Cash flows from operating activities:
Net income	$6,050	$(1,501)	$(88)	$4,461
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization of property and equipment	3,102	—	(21)	3,081
Tax benefit of stock options exercised	225		(225)	—
Stock-based compensation	4	1,375	—	1,379
Accounts receivable	(29,576)	—	2,603	(26,973)
Inventory	(2,200)	—	95	(2,105)
Other current assets	(1,129)	—	(829)	(1,958)
Accounts payable	3,328	—	—	3,328
Accrued expenses, deferred rent and accrued restructuring expenses	(1,016)	126	462	(428)
Deferred revenue	23,796	—	(2,120)	21,676
Cash flows provided by operating activities	2,584	—	(123)	2,461
Cash flows from investing activities:
Purchases of property and equipment	(7,373)	—	—	(7,373)
Maturities of available-for-sale marketable debt securities	122,746	—	(15,846)	106,900
Purchases of available-for-sale marketable debt securities	(122,686)	—	10,207	(112,479)
Maturities of held-to-maturity marketable debt securities and long-term investments	—	—	15,846	15,846
Purchases of held-to-maturity marketable debt securities and long-term investments	—	—	(10,207)	(10,207)
Decrease in restricted cash	—	—	500	500
Changes in other assets	(39)	—	123	84
Cash flows used in investing activities	(7,352)	—	623	(6,729)
Cash flows from financing activities:
Sale of common stock in connection with employee stock purchase plan	2,313	—	—	2,313
Proceeds from exercise of stock options	881	—	—	881
Principal payments of capital lease obligations	(66)	—	—	(66)
Cash flows provided by financing activities	3,128	—	—	3,128
Net decrease in cash and cash equivalents	(1,640)	—	500	(1,140)
Cash and cash equivalents, beginning of period	121,931	—	(1,092)	120,839
Cash and cash equivalents, end of period	$120,291	$—	$(592)	$119,699
Supplemental disclosure of cash flow information:
Interest paid	$241	$—	$—	$241
Income taxes paid	$619	$—	$—	$619
Non-cash purchases of property and equipment	$—	$—	$1,211	$1,211
Property and equipment acquired under capital lease	$—	$—	$163	$163

(3)   Summary of Significant Accounting Policies

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

(a) Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared by Sonus pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the audited financial statements included in Sonus’ Annual Report on Form 10-K for the year ended December 31, 2006.

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

The accompanying condensed consolidated financial statements include the accounts of Sonus and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

(b) Use of Estimates and Judgments

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these financial statements include revenue recognition for multiple element arrangements, allowances for doubtful accounts, estimated fair value of investments, inventory reserves, expected future cash flows used to evaluate the recoverability of long-lived assets, restructuring and other related charges, contingencies associated with revenue contracts, assumptions used to determine the fair value of stock-based compensation, contingent liabilities and recoverability of Sonus’ net deferred tax assets and related valuation allowance. Sonus regularly assesses these estimates and records changes in estimates in the period in which they become known. Sonus bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

(c) Cash Equivalents, Marketable Debt Securities and Long-Term Investments

Cash equivalents are stated at cost, which approximates fair value, and have remaining maturities of three months or less at the date of purchase.

Cash equivalents and marketable debt securities are invested in high-quality debt instruments, primarily U.S. Government, municipal and corporate obligations. Investments in U.S. Government and corporate obligations are classified as held-to-maturity, as Sonus has the intent and ability to hold them to maturity. Held-to-maturity marketable debt securities are reported at amortized cost. Investments in municipal obligations are classified as available-for-sale and are reported at fair value. Unrealized gains and losses from available-for-sale marketable debt securities were not material for the periods presented. The unrealized losses related to these securities at June 30, 2006 are not considered to be a permanent decline in the fair value of such securities. There have been no material realized gains or losses to date. Current marketable debt securities include held-to-maturity investments with remaining maturities of less than one year as of the balance sheet date and available-for-sale investments that are expected to be sold in the current period or to be used in current operations. Long-term investments include held-to-maturity investments with remaining maturities of one to five years as of the balance sheet date.

At June 30, 2006 and December 31, 2005, marketable debt securities and long-term investments consisted of the following (in thousands):

	June 30, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable debt securities
Available-for-sale:
State and municipal obligations	$60,275	$—	$—	$60,275
Held-to-maturity:
U.S. government agency notes	61,821	—	(248)	61,573
Corporate debt securities	25,648	—	(107)	25,541
Commercial paper	89,749	—	(547)	89,202
Certificates of deposit	2,224	—	(2)	2,222
	$239,717	$—	$(904)	$238,813
Long-term investments
Held-to-maturity:
U.S. government agency notes	$39,375	$—	$(274)	$39,101
Corporate debt securities	8,871	—	(65)	8,806
	$48,246	$—	$(339)	$47,907

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable debt securities
Available-for-sale:
State and municipal obligations	$97,875	$—	$—	$97,875
Held-to-maturity:
U.S. government agency notes	16,643	—	(88)	16,555
Corporate debt securities	18,503	—	(79)	18,424
Commercial paper	5,950	—	(13)	5,937
Certificates of deposit	1,598		(4)	1,594
	$140,569	$—	$(184)	$140,385
Long-term investments
Held-to-maturity:
U.S. government agency notes	$17,993	$—	$(48)	$17,945

At June 30, 2006 and December 31, 2005, Sonus had $341,000 and $591,000, respectively, in restricted cash, which is used to collateralize standby letters of credit. Restricted cash is included in Other current assets in the Condensed Consolidated Balance Sheets.

In connection with the move to Westford, Massachusetts in January 2007, the Company issued a $500,000 standby letter of credit. The standby letter of credit may be drawn upon in the event of the Company’s noncompliance with the terms and conditions of the sublease for the Westford headquarters facility.

(d) Concentrations of Credit and Off-Balance Sheet Risk, Significant Customers and Limited Suppliers

The financial instruments that potentially subject Sonus to concentrations of credit risk are cash, cash equivalents, marketable debt securities, accounts receivable and long-term investments. Sonus’ cash, cash equivalents and investment portfolio holdings were diversified among five financial institutions at June 30, 2006.

Beginning in the third quarter of 2005, Sonus entered into foreign exchange contracts to hedge against currency fluctuations related to a particular account receivable and orders denominated in Japanese Yen. Sonus recorded losses on the changes in the fair value of such foreign exchange contracts of $81,000 and $71,000 during the three and six months ended June 30, 2006, respectively. These amounts are included in General and administrative expense in the Condensed Consolidated Statements of Operations for those periods.

The following customers each contributed at least 10% of Sonus’ revenue in at least one of the three and six month periods ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
Customer	2006	2005	2006	2005
A	61%	42%	36%	27%
B	*	*	*	12%

*                    Represents less than 10% of revenue.

At June 30, 2006 and December 31, 2005, one customer and two customers, respectively, accounted for at least 10% of Sonus’ accounts receivable balance, representing a total of approximately 58% and 43%, respectively, of the Company’s total account receivable balances. Sonus performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Sonus maintains an allowance for doubtful accounts and such losses have been within management’s expectations.

The following table shows the percentage of revenue by geographic region for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
United States	95%	82%	86%	81%
Japan	2	7	6	8
Other Asia Pacific	*	10	5	8
Europe, Middle East and Africa	3	1	3	2
Other	*	*	*	1
	100%	100%	100%	100%

*                    Represents less than 1% of revenue.

Certain components and software licenses from third parties used in Sonus’ products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus’ delivery of products and thereby materially adversely affect Sonus’ revenues and operating results.

In 2006, Sonus consolidated its manufacturing to a single manufacturer. Failure to manage these consolidation activities could result in a disruption in the supply of its products and in delays in the fulfillment of the Company’s customer orders.

(e) Accounts Receivable

Accounts receivable consist of the following (in thousands):

	June 30, 2006	December 31, 2005
		(As Restated, See Note 2)
Earned accounts receivable	$60,511	$48,804
Unearned accounts receivable	17,580	23,883
Accounts receivable, gross	78,091	72,687
Allowance for doubtful accounts	(619)	(426)
Accounts receivable, net	$77,472	$72,261

Unearned accounts receivable represent products shipped to customers where Sonus has a contractual right to bill the customer and collectibility is probable under ordinary collection terms prior to satisfying Sonus’ revenue recognition criteria. The allowance for doubtful accounts is based on Sonus’ detailed assessment of the collectibility of specific customer accounts.

(f) Inventory

Inventory consists of the following (in thousands):

	June 30, 2006	December 31, 2005
		(As Restated, See Note 2)
On-hand final assemblies and finished goods inventory	$18,668	$19,457
Unearned inventory	21,707	20,979
Evaluation inventory	5,613	4,615
Inventory, gross	45,988	45,051
Excess, obsolete and evaluation reserve	(7,800)	(7,351)
Inventory, net	38,188	37,700
Less current portion	(33,871)	(37,700)
Long-term portion (included in Other assets)	$4,317	$—

Inventory is stated at the lower of cost (first-in, first-out basis) or market and consists of final assembly materials and finished goods.

Unearned inventory represents deferred cost of revenue for product shipments to customers prior to satisfaction of Sonus’ revenue recognition criteria. Unearned inventory amounts related to revenue which the Company does not expect to recognize within one year of the balance sheet date are recorded as long-term assets and included as a component of Other assets in the Condensed Consolidated Balance Sheets.

Sonus provides inventory reserves based on excess and obsolete inventory determined primarily by future demand forecasts, recording any adjustments to such reserves through charges to cost of revenue. Sonus also records a full inventory reserve for evaluation equipment at the time of shipment to its customers as a charge to sales and marketing expense as it is probable that the inventory will not be realizable. If these evaluation shipments are later purchased by Sonus’ customers, Sonus reclassifies amounts previously charged to sales and marketing expense to cost of revenue in the period when all revenue recognition criteria are met.

(g) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from two to five years. Leasehold improvements are amortized over the lesser of the lease term or five years. When an item is sold or retired, the cost and related accumulated depreciation or amortization is eliminated, and the resulting gain or loss, if any, is recognized in income (loss) from operations in the Condensed Consolidated Statements of Operations.

(h) Other Assets

Other assets consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Prepaid commissions	$1,189	$1,310
Prepaid royalties	519	—
Deposits	658	631
Unearned inventory	4,317	—
	$6,683	$1,941

(i) Revenue Recognition

Sonus’ products are primarily marketed based on the software elements contained therein. In addition, hardware sold generally can not be used apart from the software. Therefore, Sonus considers its principal products to be software-related. Sonus recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility of the related receivable is probable under ordinary payment terms. When Sonus has future obligations, including a requirement to deliver additional elements which are essential to the functionality of the delivered elements or for which vendor-specific objective evidence of fair value (“VSOE”) does not exist or customer acceptance is required, Sonus defers revenue recognition and related costs until those obligations are satisfied. The ordering patterns and sales lead times associated with customer orders may vary significantly from period to period.

Many of Sonus’ sales involve complex contractual, multiple-element arrangements. When a sale includes multiple elements, such as products, maintenance and/or professional services, Sonus recognizes revenue using the residual method. Revenue associated with undelivered elements that are not considered essential to the functionality of the product and for which VSOE has been established is deferred based on the VSOE value, and any remaining arrangement fee is then allocated to, and recognized as, product revenue. VSOE is determined based upon the price charged when the same element is sold separately or established by the relevant pricing authority. If Sonus cannot establish VSOE for each undelivered element, including specified upgrades, it defers revenue on the entire arrangement until VSOE for all undelivered elements is known or all elements are delivered and all other revenue recognition criteria are met.

Revenue from maintenance and support services is recognized ratably over the life of the service period, ranging from one to five years. Earned maintenance revenue is typically deferred until the associated product is accepted by the customer and all other revenue recognition criteria are met. Maintenance and support services include telephone support, return and repair support and unspecified rights to product upgrades and enhancements.

Revenue from installation services that are considered to be perfunctory is generally recognized when the service is complete. Revenue from other professional services for which VSOE has been established is typically recognized based on the proportional performance method as the services are delivered.

Revenue from consulting, custom development and other professional service-only engagements is recognized as services are rendered.

Sonus sells the majority of its products directly to end users. For products sold to resellers and distributors, Sonus typically recognizes revenue on a sell-through basis utilizing information provided to Sonus from its resellers and distributors. Through December 31, 2005, no revenue had been recognized on a sell-in basis due to the limited return history associated with shipments to resellers and distributors. During the first quarter of 2006, Sonus began reporting revenue from its original equipment manufacturer (“OEM”) relationship with Motorola, Inc. (“Motorola”) on a sell-in basis, where revenue is recognized upon the shipment of products to Motorola, assuming all other requirements for revenue recognition have been met. Sonus had previously recognized revenue for sales to Motorola when products had been sold by Motorola to its customers. This change reflects two years of history with Motorola during which Sonus has experienced no returns, no price concessions and an excellent payment history. As a result of this history, Sonus has determined that the risk of a potential price concession has been eliminated and therefore, the price for products sold to Motorola is now fixed or determinable upon sale to Motorola. In the three and six months ended June 30, 2006, Sonus recognized revenue totaling approximately $0.6 million and $3.5 million, respectively, in connection with sales of products to Motorola through June 30, 2006 that had not yet sold through to Motorola’s customers. This revenue would have been recognized in subsequent periods if the Company had not changed to a sell-in basis for Motorola during the first quarter. This additional revenue from Motorola negatively affected product gross margins, as revenue from OEM relationships typically has lower margin profiles than revenue from direct sales to customers. This additional revenue resulted in approximately $0.3 million and $1.4 million, respectively, of additional net income for the three and six months ended June 30, 2006, respectively, but did not change reported basic and diluted net income per share for the three months ended June 30, 2006. However, these transactions increased basic and diluted net income per share by $0.01 for the six months ended June 30, 2006.

Sonus records deferred revenue for product delivered or services performed for which collection of the amount billed is either probable or has been collected before all other revenue recognition criteria have been satisfied. Deferred revenue includes customer deposits and amounts associated with maintenance contracts. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is classified as long-term deferred revenue.

Sonus defers recognition of incremental direct costs, such as cost of goods, royalties, commissions and third-party installation costs, until satisfaction of the criteria for recognition of the related revenue.

(j) Deferred Revenue

Deferred revenue consists of the following (in thousands):

	June 30, 2006	December 31, 2005
		(As Restated, See Note 2)
Maintenance and support contracts	$60,408	$67,354
Customer deposits	37,915	30,952
Unearned revenue	17,580	23,883
Total deferred revenue	115,903	122,189
Less current portion	(89,466)	(88,336)
Long-term portion	$26,437	$33,853

Revenue from maintenance and support contracts is recognized ratably over the life of the maintenance and support period. Customer deposits represent payments received in advance of revenue recognition. Unearned revenue represents billings for which payment has not been received and revenue recognition criteria have not been met. At June 30, 2006 and December 31, 2005, both Deferred revenue and Accounts receivable excluded $10.1 million and $5.3 million, respectively, related to products shipped and billed to customers for which revenue is recognized as cash is collected, or for which title had not passed to the customer.

(k) Stock-based Compensation

Sonus issues stock options and restricted stock pursuant to the 1997 Stock Incentive Plan (“Stock Plan”) and provides employees the right to purchase stock pursuant to the 2000 Employee Stock Purchase Plan (“ESPP”). Prior to January 1, 2006, we accounted for all employee and non-employee director stock-based compensation awards using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and provided the required disclosures in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”). For stock-based compensation related to the ESPP, Sonus follows SFAS 123R, as interpreted by FASB Technical Bulletin No. 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. Sonus accounts for all stock-based compensation awards to consultants and other non-employees in accordance with the EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, and SFAS 123, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure  (prior to January 1, 2006) or in accordance with SFAS 123R (subsequent to December 31, 2005). Modifications to non-employee stock-based awards are accounted for in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  Sonus followed FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, in the recognition of stock-based compensation expense measured under APB 25 (prior to January 1, 2006) and the straight-line method in the recognition of stock-based compensation expense under SFAS 123 (prior to January 1, 2006) and SFAS 123R (subsequent to December 31, 2005). Under both APB 25 and SFAS 123R, the requisite service period over which stock-based compensation is expensed generally equals the vesting periods of the awards.

Stock options are generally issued with an exercise price equal to the current market price on the date of grant with a four-year vesting period and contractual term of ten years. Restricted stock is generally issued with no purchase price, with fair value based on the market price on the date of grant. Sonus includes as part of its inventory a portion of the fair value of stock compensation, which is expensed as inventory is relieved, generally over six months. All of Sonus’ stock-based compensation is accounted for as an equity instrument and there have been no liability awards granted. Sonus’ policy is to issue new shares upon exercise of stock options.

Sonus has elected the modified prospective transition method for adopting SFAS 123R. Accordingly, periods prior to adoption have not been restated to conform to SFAS 123R and are not directly comparable to periods after adoption. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method, Black-Scholes, and assumptions determined under the original provisions of SFAS 123.

Sonus recorded $2.7 million and $5.0 million of stock-based compensation for the three and six months ended June 30, 2006, respectively, and $0.7 million and $1.4 million of stock-based compensation for the three and six months ended June 30, 2005, respectively. These amounts are included as components in the following expense categories in the Condensed Consolidated Statements of Operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(As Restated, See Note 2)		(As Restated, See Note 2)
Product cost of revenues	$10	$4	$25	$16
Service cost of revenues	199	75	483	148
Research and development	633	225	1,420	430
Sales and marketing	1,166	327	1,676	549
General and administrative	735	89	1,438	236
	$2,743	$720	$5,042	$1,379

In addition, Sonus included in inventory approximately $26,000 of stock-based compensation at June 30, 2006.

At June 30, 2006, there was $15.3 million of unrecognized compensation cost related to share-based awards, which is expected to be recognized over a weighted average period of approximately three years.

Sonus used the Black-Scholes valuation model for estimating the grant-date fair value of employee stock options granted after the adoption of SFAS 123R using the following assumptions for the three and six months ended June 30, 2006:

	Three months ended June 30, 2006	Six months ended June 30, 2006
Risk-free interest rate	5.0%	4.7%
Expected dividend yield	—	—
Expected volatility	70%	70%-78%
Weighted average volatility	70%	78%
Expected life (years)	4.5	4.5

The risk-free interest rate is the average U.S. Treasury Constant Maturities Rate for the expected term. The expected dividend yield of zero is based on the fact that Sonus has never paid dividends and has no present intention to pay cash dividends. Prior to January 1, 2006, Sonus used historical volatility to estimate the grant-date fair value of stock options. Effective January 1, 2006, Sonus changed its method to a combination of historical and implied volatility. Sonus believes that a combination of historical and implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market’s expectations of future volatility. Historical volatility during the period associated with the expected term of its stock options over the past few years included a period of time during or subsequent to Sonus’ initial public offering when its stock price experienced abnormally high volatility levels, which Sonus believes is unlikely to be indicative of future stock price behavior. However, Sonus has not placed sole reliance on implied volatility as options in its common stock that are actively traded on the open market generally have a term of less than one year—substantially shorter than Sonus stock option’s expected term. The expected life is based on a combination of exercise patterns of the option holder over the option’s life and exercise patterns within similar industries. Sonus estimates forfeitures to occur at a rate of 5% per year.

The following table summarizes information relating to Stock Plan activity during the six months ended June 30, 2006:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	45,333,532	$4.74
Granted	3,464,150	$4.85
Exercised	(3,139,859)	$3.63
Canceled	(176,766)	$4.11
Expired	(807,967)	$9.11
Outstanding at June 30, 2006	44,673,090	$4.75	6.06	$25,796
Vested or expected to vest at June 30, 2006	44,189,402	$4.76	6.03	$25,600
Exercisable at June 30, 2006	39,187,671	$4.79	5.68	$22,972

The weighted average fair value of stock options granted during the three and six months ended June 30, 2006 was $2.90 and $3.13, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $2.4 million and $4.5 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2005 was $0.5 million and $0.7 million, respectively. The total fair value of options vested during the three and six months ended June 30, 2006 was $1.6 million and $3.2 million, respectively. The total fair value of options vested during the three and six months ended June 30, 2005 was $10.7 million and $19.5 million, respectively.

During the three months ended June 30, 2006, Sonus awarded 200,000 restricted shares of common stock to an officer under the Stock Plan. The award vests over approximately two years and was unvested at June 30, 2006. The fair value as of the date of the restricted stock award was $4.82 per share.

The Company used the Black-Scholes valuation model to value shares of common stock issued under the ESPP. In valuing the shares to be purchased under the ESPP, Sonus assumed a  risk-free interest rate range of 2.7% to 4.8%, expected volatility range of 55% to 117%, an expected life of six months to two years and no expected dividend yield for the three months ended June 30, 2006  For the six months ended June 30, 2006, Sonus assumed a risk-free interest rate range of 1.8% to 4.8%, expected volatility range of 55% to 126%, an expected life of six months to two years and no expected dividend yield.

SFAS 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if Sonus had accounted for stock-based compensation expense under the fair value method under SFAS 123. The following table shows Sonus’ pro forma net loss and net loss per share as if accounted for under SFAS 123 for the three and six months ended June 30, 2005 (in thousands, except per share data):

	Three months ended June 30, 2005	Six months ended June 30, 2005
	(As Restated, See Note 2)	(As Restated, See Note 2)
Net income as reported	$9,555	$4,461
Plus: Employee stock-based compensation expense included in net income under intrinsic value method related to options	720	1,379
Less: Employee stock-based compensation under fair value method(1)	(10,539)	(25,190)
Pro forma net loss	$(264)	$(19,350)
Basic and diluted net income (loss) per share:
As reported	$0.04	$0.02
Pro forma	$0.00	$(0.08)

(1)           As discussed in Note 2, stock-based compensation has been restated as a result of the Company applying incorrect measurement dates in the accounting for certain stock options and incorrectly accounting for certain stock options that should have been recorded using variable accounting. In addition, the historical accounting for the Company’s ESPP was also accounted for incorrectly under the fair value method.

Sonus used the Black-Scholes valuation model to estimate the fair value of employee stock options granted during the three and six months ended June 30, 2005 with the following assumptions:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Risk-free interest rate	3.9%	3.9%
Expected dividend yield	—	—
Expected volatility	118-122%	118-124%
Weighted average volatility	118%	120%
Expected life (years)	4.0-7.0	4.0

The weighted average fair value of stock options granted during the three and six months ended June 30, 2005 was $3.24 and $3.63, respectively.

For shares purchased under the ESPP during the three months ended June 30, 2005, Sonus used the Black-Scholes model, with an assumed risk-free interest rate of 3.9%, an expected volatility of 118%, an expected life of six months to two years and no expected dividend yield. During the six months ended June 30, 2005, Sonus used an assumed risk-free interest rate of 3.0%, an expected volatility of 118%, an expected life of six months to two years and no expected dividend yield.

(l) Comprehensive Income

Sonus’ comprehensive income for the three and six months ended June 30, 2006 and 2005 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(As Restated, See Note 2)		(As Restated, See Note 2)
Net income	$8,914	$9,555	$14,730	$4,461
Foreign currency translation adjustments	(27)	—	(21)	—
Comprehensive income	$8,887	$9,555	$14,709	$4,461

(m) Disclosures about Segments of an Enterprise

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. To date, the chief operating decision maker has made such decisions and assessed performance at the company level, as one segment. The Company’s chief operating decision maker is its Chief Executive Officer.

(n) Net Income per Share

Net income per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic net income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive. Potential dilutive common shares consist of common stock issuable upon the exercise of stock options and purchases of common shares under the Company’s ESPP using the treasury stock method.

The calculation of shares used to compute basic and diluted net income per share is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
		(As Restated, See Note 2)		(As Restated, See Note 2)
Weighted average shares outstanding—basic	252,664	248,249	251,371	248,064
Potential dilutive common shares	3,662	2,329	4,083	4,302
Weighted average shares outstanding—diluted	256,326	250,578	255,454	252,366

The calculations above for the three and six months ended June 30, 2006 exclude options to purchase shares of common stock and share of common stock issuable upon conversion of a convertible subordinated note aggregating 21,425,549 shares and 20,714,362 shares, respectively, as their effect would be antidilutive. The calculations above for the three and six months ended June 30, 2005 exclude options to purchase shares of common stock and shares of common stock issuable upon conversion of a convertible subordinated note aggregating 24,054,100 shares and 10,686,499 shares, respectively, as their effect would be antidilutive.

(o) Warranty Reserve

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

In addition, certain of Sonus’ customer contracts include provisions under which Sonus may be obligated to pay penalties generally for the contractual period or for the life of the product if Sonus’ products fail or do not perform in accordance with specifications. Sonus accrues for such contingent obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. Sonus has not incurred significant costs related to such provisions. Sonus periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. At June 30, 2006 and December 31, 2005, Sonus had $45,000 and $84,000, respectively, of warranty reserves recorded.

(p) Income Taxes

Sonus provides for income taxes during interim periods based on the estimated effective tax rate for the full fiscal year. Sonus records cumulative adjustments to the tax provision in an interim period in which a change in the estimated annual effective rate is determined.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as various states and foreign jurisdictions. Generally, the tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject. In 2006, the Massachusetts Department of Revenue (“Mass. DOR”) commenced an examination of the Company’s Massachusetts state income tax returns for 2002 and 2003. Sonus extended the statute for the 2002 tax year to allow for additional time to complete this audit. As of March 31, 2007, the Mass. DOR had not proposed any significant adjustments to the Company’s tax positions.

(q) Reclassification

The presentation of stock-based compensation for the three and six months ended June 30, 2005, which historically has been presented separately in the Condensed Consolidated Statements of Operations, has been reclassified into the applicable cost and expense categories to conform to the presentation for the three and six months ended June 30, 2006.

(r) Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. SFAS 159 establishes presentation and disclosure requirements, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective in fiscal years beginning after November 15, 2007, although its provisions may be applied earlier if certain conditions are met. The Company is currently evaluating the impact of SFAS 159 on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a single definition of fair value, along with a framework for measuring it, and requires additional disclosure about using fair value to measure assets and liabilities. SFAS 157 emphasizes that fair value measurement is market-based, not entity-specific, and establishes a fair value hierarchy in which the highest priority is quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed according to their level within this hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice in certain ways, including requiring entities to include their own credit standing when measuring their liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 157 on its consolidated results of operations and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides specific guidance on disclosures for companies who elect not to restate prior periods for misstatements and instead elect to record a cumulative-effect adjustment. Sonus applied the provisions of SAB 108 in the quarter ended March 31, 2007. The application of SAB 108 had no impact on the Company’s consolidated results of operations or financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated results of operations or financial condition.

(4)   Accrued Restructuring Expenses

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

2002 Restructuring Accrual

The following table summarizes the activity during the six months ended June 30, 2006 relating to Sonus’ accrual for fiscal 2002 restructuring actions (in thousands):

	Balance December 31, 2005	Cash Payments	Balance June 30, 2006	Current Portion	Long-term Portion
Consolidation of facilities	$613	$(96)	$517	$200	$317

The remaining cash payments relating to the consolidation of excess facilities are expected to be paid through 2008.

(5)   Contingencies

In November 2001, a purchaser of the Company’s common stock filed a complaint in the United States District Court for the Southern District of New York against Sonus, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with Sonus’ initial public offering (“IPO”) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased the Company’s common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that our registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between the underwriters and certain purchasers to make additional purchases in the after market. The claims against Sonus are asserted under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against Sonus, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, Sonus, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against many of the individual defendants, including Sonus’ officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including Sonus, but denied the remainder of the motion as to the defendants. In June 2003, a special committee of our Board of Directors authorized Sonus to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. In October 2004, the court certified the class in a case against certain defendants. On February 15, 2005, the court preliminarily approved the terms of the proposed settlement contingent on modifications to the proposed settlement. On August 31, 2005, the court approved the terms of the proposed settlement, as modified. On April 24, 2006, the court held a hearing on a motion to approve the final settlement and took the matter under advisement. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s October 2004 order certifying a class. On June 25, 2007, the Court entered an order terminating the settlement. Accordingly, the Company is unable to determine the ultimate outcome or potential range of loss, if any.

Beginning in July 2002, several purchasers of the Company’s common stock filed complaints in the United States District Court for the District of Massachusetts against Sonus, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act (the “Class Action Complaints”). The purchasers seek to represent a class of persons who purchased the Company’s common stock between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that Sonus made false and misleading statements about its products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, Sonus filed a motion to dismiss the Consolidated Amended Complaint on various grounds. On May 11, 2004, the court held oral argument on the motion, at the conclusion of which the court denied Sonus’ motion to dismiss. The plaintiffs filed a motion for class certification on July 30, 2004. On February 16, 2005, the court certified the class and appointed a class representative. On March 9, 2005, the court appointed the law firm of Moulton & Gans as lead counsel. After the court requested additional briefing on the adequacy of the class representative, the class representative withdrew. Lead counsel then filed a motion to substitute a new plaintiff as the class representative. On May 19, 2005, the court held a hearing on the motion and took the matter under advisement. On August 15, 2005, the court issued an order decertifying the class and requiring the parties to submit a joint report informing the court whether the cases have been settled and whether defendants would be seeking to recover attorney’s fees from the plaintiffs. On September 30, 2005, the plaintiffs filed motions to voluntarily dismiss their complaints with prejudice. On October 5, 2005, the court entered an order dismissing the cases. On June 26, 2006, the court issued an order denying Sonus’ motion for recovery of attorneys’ fees.

On January 6, 2006, a purchaser of the Company’s common stock filed a complaint in the United States District Court for the District of Massachusetts that is essentially identical to the Consolidated Amended Complaint previously filed against the defendants. The Court has appointed the Public Employees’ Retirement System of Mississippi as lead plaintiff. The lead plaintiff has filed an Amended Consolidated Complaint. The defendants filed on April 19, 2007 a motion to dismiss the Amended Consolidated Complaint. There is no assurance Sonus will prevail in such a motion or defending this action. A judgment or a settlement of the claims against the defendants could have a material impact on the Company’s financial results. It is too early to determine the ultimate outcome or potential range of loss, if any.

Beginning in February 2004, a number of purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts against Sonus and certain of its current officers and directors. On June 28, 2004, the court consolidated the claims. On December 1, 2004, the lead plaintiff filed a consolidated amended complaint. The complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act and Sections 11, 12(a), and 15 of the Securities Act, relating to the restatement of Sonus’ financial results for 2001, 2002, and the first three quarters of 2003. Specifically, the complaint alleges that Sonus issued a series of false or misleading statements to the market concerning its revenues, earnings and financial condition. Plaintiffs contend that such statements caused the Company’s stock price to be artificially inflated. The complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company’s common stock during the period from March 28, 2002 through March 26, 2004. On January 28, 2005, Sonus filed a motion to dismiss the Section 10(b) and 12(a) claims and joined the motion to dismiss the Section 11 claim filed by the individual defendants. On June 1, 2005, the court held a hearing on the motion and allowed the plaintiff to file an amended complaint. The plaintiff filed an amended complaint that included the same claims and substantially similar allegations as set forth in the initial complaint. On September 12, 2005, the defendants filed motions to dismiss this amended complaint. On December 10, 2005, the court held a hearing on the motions and took the matter under advisement. On May 10, 2006, the court issued an order granting the defendants’ motions in part and denying the motions in part. The court dismissed the Section 12(a)(2) claims against all the defendants and the Section 10(b) and Section 11 claims against the individual defendants. The court denied the motions as to the Section 10(b) and Section 11 claims against Sonus and Section 15 claims against the individual defendants. The plaintiff has filed a motion for class certification, which the defendants have opposed. The court held a hearing on February 28, 2007 on plaintiff’s motion for class certification and took the matter under advisement. The Company believes that it has substantial legal and factual defenses to the claims, which it intends to pursue vigorously. Sonus expects to incur significant legal fees in defending this action. At this time, Sonus is unable to determine the ultimate outcome or potential range of loss, if any.

In February 2004, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against Sonus and certain of its officers and directors, naming Sonus as a nominal defendant. Also in February 2004, two purported shareholder derivative lawsuits were filed in the business litigation session of the superior court of Suffolk County of Massachusetts against Sonus and certain of its directors and officers, also naming Sonus as a nominal defendant. The suits claim that certain of Sonus’ officers and directors breached their fiduciary duties to the Company’s stockholders and to the Company. The complaints are derivative in nature and do not seek relief from Sonus. However, Sonus has entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to the Company’s obligations under the indemnification agreements or applicable Delaware law. On September 27, 2004, the state court granted Sonus’ motion to dismiss. On October 26, 2004, the plaintiffs filed a notice appealing the state court’s dismissal of the actions. On June 24, 2005, the plaintiffs withdrew the appeal and dismissed the case with prejudice. In the federal actions, on June 28, 2004, the court consolidated and stayed the three actions. On October 12, 2004, the lead plaintiff filed a consolidated amended complaint. On June 1, 2005, the court held a hearing on the motion and allowed the plaintiff to file an amended complaint. On July 1, 2005, the plaintiff filed an amended complaint. The defendants renewed their motions to dismiss. On December 10, 2005, the court held a hearing on the motions and took the matter under advisement. On March 31, 2006, the court entered an order granting the defendants’ motions to dismiss the amended complaint. On April 26, 2006, the plaintiffs filed a notice of appeal of the dismissal order. On February 6, 2007, the First Circuit Court of Appeals held a hearing on the appeal. Sonus does not expect that this claim will have a material impact on its financial statements.

In December 2004, a purchaser of Sonus’ common stock filed a complaint in the circuit court in Will County, Illinois, against Sonus, one of its officers, and a former officer alleging misrepresentation and fraud in connection with the plaintiff’s purchase of Sonus’ stock. The complaint seeks unspecified damages. Sonus filed a motion to dismiss the complaint. On May 5, 2005, the plaintiff filed an amended complaint. On October 26, 2005, the court held a hearing on the motion during which it dismissed the federal claims without prejudice and dismissed the state claims without prejudice. On November 23, 2005, the plaintiff filed a second amended complaint with essentially the same allegations as in the prior complaints. The defendants renewed their motions to dismiss with respect to the second amended complaint. On March 9, 2006, the court held a hearing on the defendants’ motions during which the court entered an order dismissing the second amended complaint with prejudice. On April 17, 2006, the plaintiff filed a notice of appeal of the dismissal order. In order to avoid the costs of an appeal, Sonus agreed to settle the matter for a de minimus amount. On June 23, 2006, the court entered an order dismissing the case.

On June 14, 2006, C2 Communications sued AT&T, Inc., Verizon Communications, Inc., Qwest, Bellsouth, Sprint Nextel Corporation, Global Crossing and Level 3 in the Eastern District of Texas, Marshall Division. C2 Communications has alleged that each of the defendants infringe U.S. Patent No. 6,243,373 entitled “Method and Apparatus for Implementing a Computer Network Internet Telephone System.”  Sonus has agreed, subject to certain conditions, to assume the defense of Qwest, Global Crossing and Level 3 in this litigation to the extent the claim results from their use of products purchased from Sonus. There can be no assurance that other defendants who have purchased Sonus products will not seek indemnification from Sonus. The court issued a scheduling order with a trial date of August 4, 2008. Sonus believes that the defendants have substantial legal and factual defenses to the infringement claim, which the Company intends to pursue vigorously on behalf of the defendants for whom Sonus agrees or is required to assume defense of the litigation. However, there is no assurance any of the defendants will prevail in defending this action. There also can be no assurance that Sonus will not be required to indemnify any of the defendants from any judgment of infringement rendered against them. Sonus may be required to devote significant time and resources in connection with assuming the defense of the claim of infringement on behalf of the defendants for whom Sonus has agreed to assume defense of the litigation. An adverse outcome with respect to the claim and Sonus’ indemnification could have a material adverse impact on Sonus’ business, operating results and financial condition. Sonus cannot predict the ultimate outcome of this litigation or any potential impact on its operating results or financial position.

On November 14, 2006, a purported shareholder derivative lawsuit was filed in the United District Court for the District of Massachusetts against Sonus and certain of its officers and directors, naming Sonus as a nominal defendant. Other purported shareholders filed virtually identical complaints. The suits claim that certain of Sonus’ officers and directors breached their fiduciary duties to its stockholders and to Sonus in connection with its announced stock option review. The complaints are derivative in nature and do not seek relief from Sonus. However, Sonus has entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to the Company’s obligations under the indemnification agreements or applicable Delaware law. By order dated December 18, 2006, the Court consolidated the actions. The plaintiffs have filed a consolidated complaint. The defendants filed on March 19, 2007 a motion to dismiss the consolidated complaint. The Court held a hearing on July 11, 2007, and took the motion under advisement. Sonus believes that it has substantial legal and factual defenses to the derivative claims, which it intends to pursue vigorously. There is no assurance Sonus will prevail in defending these actions. Sonus cannot predict the ultimate outcome of this litigation or any potential impact on its operating results or financial position.

On January 19, 2007, a purported shareholder derivative lawsuit was filed in the Superior Court Department of Middlesex County of Massachusetts against certain of the Sonus’ directors and officers, also naming Sonus as a nominal defendant. Another purported shareholder filed a virtually identical complaint. The suits assert similar claims and seek relief similar to the derivative suits filed in federal court. On May 7, 2007, the plaintiffs filed a consolidated complaint. On June 6, 2007, the defendants moved to dismiss the consolidated complaint. The Court scheduled a hearing on the motion for August 14, 2007. Sonus believes that it has substantial legal and factual defenses to the derivative claims, which it intends to pursue vigorously. There is no assurance Sonus will prevail in defending these actions. Sonus cannot predict the ultimate outcome of this litigation or any potential impact on its operating results or financial position.

As announced on March 19, 2007, the SEC is conducting a formal private investigation into Sonus’ stock option granting practices. If the Company is subject to adverse findings, it could be required to pay damages or penalties or have other remedies imposed, including criminal penalties, which could adversely Sonus’ business, financial position or results of operations.

Sonus includes standard intellectual property indemnification provisions in its product agreements in the ordinary course of business. Pursuant to its product agreements, Sonus will indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by third parties with respect to Sonus products. Other agreements with Sonus’ customers provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by Sonus or its subcontractors. Historically, Sonus’ costs to defend lawsuits or settle claims relating to such indemnity agreements have been insignificant. Accordingly, the estimated fair value of these indemnification provisions is immaterial.

The Internal Revenue Service has notified Sonus that its payroll tax returns for the years ended December 31, 2004, 2005 and 2006 have been selected for audit in connection with the Company’s stock option review. In connection with the restatement of its financial statements included in this Form 10-Q, the Company has recorded approximately $1.6 million of accruals for additional tax, penalties and interest related to adjustments resulting from errors in stock option accounting. For more information about stock-based compensation, including the financial statement impact from the restatement, see Note 2, “Restatement of Consolidated Financial Statements” of the Notes to the Condensed Consolidated Financial Statements. Sonus could be required to pay additional tax, penalties or interest, or have other remedies imposed, which could adversely impact its business, financial position or results of operations.

(6)   Convertible Subordinated Note

In May 2001, Sonus completed a private placement of an aggregate principal amount of $10.0 million of a 4.75% convertible subordinated note with a customer. Repayment on the convertible subordinated note was due and made in May 2006.

(7)   Subsequent Events

On April 13, 2007, Sonus completed the acquisition of Zynetix Limited (“Zynetix”), a privately-held designer of innovative Global System for Mobile Communications (“GSM”) infrastructure solutions located in the United Kingdom. In consideration, Sonus paid the selling shareholders £3,000,000 on the acquisition date (U.S. $5.9 million as of the acquisition date) and £1,330,583 on June 11, 2007 (U.S. $2.6 million as of June 11, 2007). The Share Purchase Agreement also includes two additional potential payments to the selling shareholders: (1) £1,500,000 (U.S. $3.0 million as of the acquisition date) payable on May 1, 2008; and (2) 175,000 shares of Sonus common stock deliverable on April 30, 2009, contingent upon the business achieving certain predetermined financial and business metrics.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are subject to a number of risks and uncertainties. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and ourselves, and we do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the factors set forth in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2006 to be filed immediately after the filing of this Quarterly Report on Form 10-Q.

The following information has been adjusted to reflect the restatement of the our financial results, which is more fully described in the “Explanatory Note” preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q. The impact of the restatement on our results of operations decreased net income by $190,000 and $1.6 million for the three and six months ended June 30, 2005, respectively.

Overview

We are a leading provider of voice infrastructure solutions for wireline and wireless service providers. Our products are a new generation of carrier-class infrastructure equipment and software that enables voice services to be delivered over Internet Protocol (“IP”) packet-based networks. Our target customers include both traditional and emerging communications service providers, including long distance carriers, local exchange carriers, Internet service providers, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers. IP packet-based networks, which transport traffic in small bundles, or “packets,” offer a significantly more flexible, cost-effective and efficient means for providing communications services than existing circuit-based networks, designed years ago to primarily deliver telephone calls.

Our suite of voice infrastructure solutions allows wireline and wireless operators to build converged voice over IP (“VoIP”) networks. Our products are built on the same distributed, IP-based principles embraced by the IP Multimedia Subsystem (“IMS”) architecture, as defined by the Third Generation Partnership (“3GPP”) program. This IMS architecture is being accepted by network operators globally as the common approach for building converged voice, data, wireline and wireless networks. The IMS architecture is based primarily on IP packets and the SIP protocol, which has been the foundation of our products since our formation.

Following a period of restricted spending by communications providers, the telecommunications industry witnessed growth in 2006 with the investment in new IP-based and wireless infrastructure technologies. Over the last few years, VoIP has been widely accepted as the protocol on which next generation networks will be built. While the speed and extent of the adoption of carrier packet voice infrastructure products by large carriers remains uncertain, we believe that over time the market opportunity for packet voice solutions is substantial. Synergy Research Group projects that the market for service provider VoIP equipment and software will approximate $4 billion in 2008. Our objective is to capitalize on our early technology and market lead and build a premier franchise in packet-based voice infrastructure solutions.

Starting in 2004 and continuing into 2006, there was increased interest and activity in the market for packet-based voice infrastructure products. This trend has been reflected in our order activity as we achieved record orders in the fourth quarter of fiscal 2004 and on an annual basis in fiscal 2005. Customer orders were greater than revenue for the three months ended June 30, 2006. For the six months ended

June 30, 2006 orders were slightly less than revenue due to the seasonally slower period for customer order activity during the first fiscal quarter and the strong revenue for the six months ended June 30, 2006. While it remains uncertain as to the speed and extent of the adoption of carrier packet voice infrastructure products by large carriers, we believe that over time the market opportunity for packet voice solutions is substantial. For the three and six months ended June 30, 2006, revenues were $64.5 and $124.5 million, respectively, compared to $57.4 million and $91.3 million for the three and six months ended June 30, 2005, respectively, reflecting continuing improvements in the market for packet-based voice infrastructure products, as well as increased service revenues resulting from the growing installed base of our products.

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

Since our inception through December 31, 2003, we have incurred significant losses. At June 30, 2006, we had an accumulated deficit of $816.4 million. Although we achieved profitability in the first two quarters of 2006 and on an annual basis in fiscal years 2005 and 2004, we incurred net losses in the first and third quarters of fiscal 2005 and may incur additional losses in future quarters and years. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses, many of which are fixed prior to the beginning of any particular fiscal period and, as a result, we will need to generate significant revenues to maintain profitability.

Recent Developments

On April 13, 2007, Sonus completed the acquisition of Zynetix Limited (“Zynetix”), a privately-held designer of innovative Global System for Mobile Communications (“GSM”) infrastructure solutions located in the United Kingdom. In consideration, Sonus paid the selling shareholders £3,000,000 on the acquisition date (U.S. $5.9 million as of the acquisition date) and £1,330,583 on June 11, 2007 (U.S. $2.6 million as of June 11, 2007). The Share Purchase Agreement also includes two additional potential payments to the selling shareholders: (1) £1,500,000 (U.S. $3.0 million as of the acquisition date) payable on May 1, 2008; and (2) 175,000 shares of Sonus common stock deliverable on April 30, 2009, contingent upon the business achieving certain predetermined financial and business metrics.

Stock-based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and provided the required disclosures in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In transitioning to SFAS 123R, we used the proscribed modified prospective transition method. Accordingly, periods prior to adoption have not been restated to conform to SFAS 123R and are not directly comparable to periods after adoption.

Under the modified prospective transition method, the unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method, Black-Scholes, and assumptions determined under the original provisions of SFAS 123. We recorded $2.7 million and $5.0 million of stock-based compensation in the consolidated statement of operations for the three and six months ended June 30, 2006, included in the following expense categories (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Product cost of revenue	$10	$25
Service cost of revenue	199	483
Research and development	633	1,420
Sales and marketing	1,166	1,676
General and administrative	735	1,438
	$2,743	$5,042

In addition, we included in inventory approximately $26,000 of stock-based compensation at June 30, 2006.

The recording of stock-based compensation expense for the three and six months ended June 30, 2006 resulted in a decrease in net income of $2.7 million and $5.0 million, respectively and a decrease in basic and diluted earnings per share of $0.01 and $0.02, respectively. As of June 30, 2006, there was $15.3 million of unrecognized compensation cost related to options, which is expected to be recognized over a weighted average period of 3 years.

Under the provisions of APB 25, we recorded $0.7 million and $1.4 million for the three and six months ended June 30, 2005, respectively, of stock-based compensation in the consolidated statements of operations, included in the following expense categories (in thousands):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Product cost of revenue	$4	$16
Service cost of revenue	75	148
Research and development	225	430
Sales and marketing	327	549
General and administrative	89	236
	$720	$1,379

On December 21, 2005, our Board of Directors approved accelerating the vesting of out-of-the-money, unvested stock options held by all current employees, subject to employee approval to the extent accelerating of vesting would create a change in classification of any grant from an incentive stock option to a non-qualified incentive stock option. Non-employee members of the Board of Directors were excluded from the acceleration. Unvested options having an exercise price of $4.00 per share or greater at that time, representing the right to purchase a total of approximately 18.9 million shares, became exercisable as a result of the vesting acceleration. All other terms and conditions in the original grants remained unchanged. The acceleration of vesting did not result in the recognition of compensation expense in fiscal 2005 as the exercise price of the accelerated stock options exceeded the fair market value of the underlying common stock on the date of modification. The decision to accelerate vesting of these stock options was made primarily to reduce compensation expense that would otherwise be recognized after the adoption of SFAS 123R.

For more information about stock-based compensation, including the financial statement impact from the restatement, see “Explanatory Note” preceding Part I, Item 1, Note 2, “Restatement of Consolidated Financial Statements” and Note 3, “Significant Accounting Policies” Item (k), “Stock-based Compensation” in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q and “Critical Accounting Policies and Estimates” below.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. The significant accounting policies that we believe are the most critical include the following:

•       Revenue recognition;

•       Deferred revenue;

•       Allowance for doubtful accounts;

•       Inventory reserves;

•       Warranty, royalty, litigation and other loss contingency reserves;

•       Stock-based compensation; and

•       Accounting for income taxes.

Revenue Recognition.   We recognize revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility of the related receivable is probable under ordinary payment terms. When we have future obligations, including a requirement to deliver additional elements which are essential to the functionality of the delivered elements or for which vendor specific objective evidence of fair value (“VSOE”) does not exist or customer acceptance is required, we defer revenue recognition and related costs until those obligations are satisfied. The ordering patterns and sales lead times associated with customer orders may vary significantly from period to period.

Many of our sales involve complex contractual, multiple-element arrangements. When a sale includes multiple elements, such as products, maintenance and/or professional services, we recognize revenue using the residual method as we have not established VSOE of fair value for our products or specified features/upgrades. Revenue associated with undelivered elements that are not considered essential to the functionality of the product and for which VSOE of fair value has been established, is deferred based on the VSOE of fair value and any remaining arrangement fee is then allocated to, and recognized as, product revenue. We have established VSOE of fair value for maintenance arrangements (post-contract support) and some professional services. VSOE of fair value for maintenance and professional services is determined by either the price charged when the same element is sold separately or established by management having the relevant pricing authority. The Company’s Pricing Committee has the relevant authority for establishing pricing for products and services. If we cannot establish VSOE of fair value for any undelivered element, including specified features and upgrades, we defer revenue on the entire arrangement until VSOE of fair value for all undelivered elements is known or all elements are delivered and all other revenue recognition criteria are met.

Revenue from maintenance and support services is recognized ratably over the service period, ranging from one to five years. Earned maintenance revenue is typically deferred until the associated product is accepted by the customer and all other revenue recognition criteria are met. Maintenance and support services include telephone support, return and repair support and unspecified rights to product upgrades and enhancements.

Revenue from installation services is generally recognized when the service is complete. Revenue from other professional services for which VSOE has been established is typically recognized based on proportional performance as the services are delivered.

Revenue from consulting, custom development and other professional services-only engagements are recognized as services are completed.

We sell the majority of our products directly to our service provider customers. For products sold to resellers and distributors, we typically recognize revenue on a sell-through basis utilizing information provided to us from our resellers and distributors. Through December 31, 2005, no revenue had been recognized on a sell-in basis due to the limited return history associated with shipments to resellers and distributors. During the first quarter of 2006, we began reporting revenue from our original equipment manufacturer (“OEM”) relationship with Motorola, Inc. (“Motorola”) on a sell-in basis, where revenue is recognized upon the shipment of products to Motorola, assuming all other requirements for revenue recognition have been met. We had previously recognized revenue for sales to Motorola when products had been sold by Motorola to its customers. This change reflects the two years of history with Motorola during which we have experienced no returns, no price concessions and an excellent payment history. As a result of this history, we have determined that the risk of a potential price concession has been eliminated and therefore the price for products sold to Motorola is now fixed or determinable upon sale to Motorola. In the three and six months ended June 30, 2006, we recognized revenue totaling approximately $0.6 million and $3.5 million, respectively, in connection with sales of products to Motorola through June 30, 2006 that had not yet sold through to Motorola’s customers. This revenue would have been recognized in subsequent quarters if we had not changed to a sell-in basis for Motorola during the first quarter. This additional revenue from Motorola negatively affected product gross margins, as revenue from OEM relationships typically have lower margin profiles than revenue from direct sales to customers. This additional revenue resulted in approximately $0.3 million and $1.4 million, respectively, of additional net income and did not change reported basic and diluted net income per share for the three months ended June 30, 2006. However, these transactions increased basic and diluted net income per share by $0.01 for the six months ended June 30, 2006.

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

Allowance for Doubtful Accounts.   We establish billing terms at the time we negotiate purchase agreements with our customers. We continually monitor for timely payments and potential collection issues. The allowance for doubtful accounts is estimated based on our detailed assessment of the collectibility of specific customer accounts.

Inventory Reserves.   Inventory purchases and commitments are based upon estimated future demand for our products. We value inventory at the lower of cost on a first-in, first-out basis or net realizable value. We provide inventory reserves based on excess and obsolete inventory determined primarily by future demand forecasts and estimated returns of defective product, and record charges to cost of revenue. We assess such demand forecasts and return history on at least a quarterly basis. If we record a charge to reduce inventory to its estimated net realizable value, we do not increase its carrying value due to subsequent changes in demand forecasts or product repairs. Accordingly, if inventory previously reserved for is subsequently sold, we may realize improved gross profit margins on those transactions in the period the related revenue is recognized.

We record a full inventory reserve for evaluation equipment at the time of shipment to our customers as a charge to sales and marketing expense, as it is not probable that the inventory value will be realizable. If these evaluation shipments are later purchased by our customers, we reclassify amounts previously charged to sales and marketing expenses to cost of revenue in the period that all revenue recognition criteria are met.

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

In addition, certain of our customer contracts include provisions under which we may be obligated to pay penalties, generally for the contractual period or for the life of the product, if our products fail or do not perform in accordance with specifications. We accrue for such contingent obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. We have not incurred significant costs related to such provisions. We periodically assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary.

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

Loss Contingencies and Reserves.   We are subject to ongoing business risks arising in the ordinary course of business that affect the estimation process of the carrying value of assets, the recording of liabilities and the possibility of various loss contingencies. Under SFAS No. 5, Accounting for Contingencies (“SFAS 5”), an estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to determine whether such amounts should be adjusted and record changes in estimates in the period they become known.

Stock-based Compensation.   Prior to January 1, 2006, we accounted for all of employee and non-employee director stock-based compensation awards using the intrinsic value method under APB 25, and provided the required disclosures in accordance with SFAS 123. On January 1, 2006, we adopted SFAS 123R, using the modified prospective transition method. We account for all stock-based compensation awards to consultants and other non-employees in accordance with the FASB Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, and SFAS 123, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure (prior to January 1, 2006), or in accordance with  SFAS 123R (subsequent to December 31, 2005). We followed FASB Interpretation (“FIN”) 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an Interpretation of APB Opinions No. 15 and 25, in the recognition of stock-based compensation expense measured under APB 25 (prior to January 1, 2006) and the straight-line method in the recognition of stock-based compensation expense under SFAS 123 (prior to January 1, 2006) and SFAS 123R (subsequent to December 31, 2005). Under both APB 25 and SFAS 123R, the requisite service period over which stock-based compensation is expensed generally equals the vesting periods of the awards.

Under SFAS 123R, our stock-based compensation is affected by our stock price as well as valuation assumptions, including the volatility of our stock price, expected term of the option, risk-free interest rate and expected dividends. We utilize the Black-Scholes valuation model for estimating the fair value on the date of grant of employee stock options. Prior to January 1, 2006, we used historical volatility to estimate the grant-date fair value of stock options. Starting on January 1, 2006, we changed our method to a combination of historical and implied volatility. We believe that a combination of historical and implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market’s expectations of future volatility. Historical volatility during the period associated with the expected term of our stock options over the past few years included a period of time during or subsequent to our initial public offering when our stock price experienced abnormally high volatility levels, which we believe is unlikely to be indicative of future stock price behavior. However, we have not placed sole reliance on implied volatility as options in our common stock that are actively traded on the open market generally have a term of two years or less - substantially shorter than our stock option’s expected term.

In connection with the restatement of our consolidated financial statements, we determined that during the period from May 2000 through December 31, 2005, we i) applied incorrect measurement dates in the accounting for certain stock options and ii) incorrectly accounted for certain stock options that should have been recorded using variable accounting. The correction of these errors related to stock option accounting resulted in additional cumulative stock-based compensation charges of approximately $54.1 million from 2000 through 2005.

Based on the available facts and circumstances surrounding our stock option granting practices, we adopted a methodology for determining the most likely measurement dates. We believe the application of this methodology indicated the date where the number of options granted to each employee and the exercise price were known with finality.

We adopted the following framework based on the facts and circumstances of each grant.

(1)         If the stock option grant was approved at a Board-level meeting, the date reflected in meeting minutes of our Board of Directors or Compensation Committee of the Board of Directors in which the number of options for each recipient and the exercise price for the grant has been clearly approved was determined to be the most likely measurement date. Measurement dates for approximately 35% of the total number of grants were determined based on this method.

(2)         If the stock option grant was approved by UWC, the date of communication of the principal terms of the grant to the recipients if prior to the signature date on the UWC was determined to be the most likely measurement date. Measurement dates for approximately 42% of the total number of grants were determined based on this method.

(3)         If the stock option grant was approved by UWC and we did not have clear prior evidence of the date the principal terms of the grant were communicated to the recipients, the date of receipt of the last signature for the UWC provided there was clear evidence of the date the last signature was received was determined to be the most likely measurement date. Measurement dates for approximately 2% of the total number of grants were determined based on this method.

(4)         If the stock option grant was approved by UWC and we did not have clear evidence of the date the principal terms of the grant were communicated to the recipients or the date of receipt of the last signature on the UWC, we reviewed all other available evidence and used its judgment to determine the most likely measurement date. The additional available evidence included, but was not limited to:

a.                  the next date that the two Compensation Committee members were physically present at a Board-level meeting where the UWC may have been signed and the meeting occurred within a reasonable time period; and

b.                 the date by which at least 90% of the stock option grant was entered into the Company’s stock option administration system.

Measurement dates for approximately 6% of the total number of grants were determined based on the next date that the two Compensation Committee members were physically present at a Board-level meeting and approximately 15% when at least 90% of the stock option grant was entered into the Company’s stock option administration system.

After selecting a measurement date through one of the four steps in the above framework, the Company then determined if there were any changes to the individual grant recipients or amount of options granted after the selected measurement date. If there were no changes following the selected measurement date, then the measurement date would remain unchanged. If the Company identified changes following the selected measurement date, then the Company would evaluate whether the changes should delay the measurement date for the entire list of grants until the list became final or whether the changes should result in separate accounting for specific grants. Factors considered in evaluating whether it would be appropriate to delay the measurement date until the list was final included: 1) the frequency of any changes as well as the reason for any changes; 2) whether the changes were administrative in nature (corrections of errors for grants to which recipients would have been otherwise entitled); and 3) whether the changes reflected re-allocation of options among a broader range of recipients.

We acknowledge that many of our measurement date conclusions are dependent on the facts and circumstances of each stock option grant and involved the application of significant management judgment. Because the revised measurement date may not be the actual measurement date, we performed several analyses to compare the results of selecting measurement dates based upon the above described methodology to what would have resulted under different methodologies. In the first analysis, we considered that the measurement dates for all the stock option grants would be the last date the last required action for grants had taken place. In this analysis, the measurement date would be the date approved at the Board or Compensation Committee meeting, the date of last receipt of the unanimous written consent or, if there was no evidence as to the receipt of the last signature, the date of the next board-level meeting at which the two members of the Compensation Committee were present following the preparation of a final list of grantees. Had we applied this alternate approach, the new measurement dates would have resulted in approximately $0.2 million less in cumulative stock-based compensation charges being recorded from 2000 through 2005.

For an additional analysis, we also considered what the results would have been had we selected measurement dates based upon the low, average and high closing prices of our stock within the periods from the originally recorded grant dates to the revised measurement dates. Using this approach, we would have recorded (less) additional cumulative stock-based compensation from 2000 through 2005 of $(52.3) million, $1.4 million, and $55.1 million by selecting measurement dates based upon the low, average and high closing prices during those periods, respectively. The additional (less) cumulative stock-based compensation from 2000 through 2005 under each category of our framework and in total based upon the low, average and high closing prices during those periods is as follows (in thousands):

Category	Low	Average	High
(1)	$—	$—	$—
(2)	(43.2)	4.4	50.0
(3)	(1.3)	(0.3)	0.8
(4)	(7.8)	(2.7)	4.3
	$(52.3)	$1.4	$55.1

The additional (less) cumulative stock-based compensation by year from 2000 through 2005 under categories two, three and four of our framework based upon the low, average and high closing prices during those periods is as follows (in millions):

	Category 2
	2000	2001	2002	2003	2004	2005	Total
Low	$—	$(13.4)	$(19.9)	$(5.4)	$(2.6)	$(1.9)	$(43.2)
Average	$—	$6.5	$2.0	$(2.3)	$(1.0)	$(0.8)	$4.4
High	$—	$33.1	$15.5	$0.2	$0.6	$0.6	$50.0

	Category 3
	2000	2001	2002	2003	2004	2005	Total
Low	$—	$(0.1)	$(0.7)	$(0.4)	$(0.1)	$—	$(1.3)
Average	$—	$—	$(0.1)	$(0.2)	$—	$—	$(0.3)
High	$—	$0.1	$0.6	$0.1	$—	$—	$0.8

	Category 4
	2000	2001	2002	2003	2004	2005	Total
Low	$—	$(1.7)	$(0.8)	$(1.4)	$(2.2)	$(1.7)	$(7.8)
Average	$—	$(0.6)	$(0.1)	$(0.6)	$(0.9)	$(0.5)	$(2.7)
High	$4.1	$(2.9)	$1.3	$0.3	$0.7	$0.8	$4.3

We believe our methodology based on the best evidence available results in the most likely measurement dates for our stock option grants.

Information regarding the restatement is discussed in the “Explanatory Note” preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements in this Form 10-Q.

Accounting for Income Taxes.   Our provision for income taxes is comprised of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. We provide for deferred income taxes resulting from temporary differences between financial and taxable income. Such differences arise primarily from tax net operating loss and credit carryforwards, depreciation, deferred revenue, stock-based compensation expense and accruals and reserves. We assess the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. If we were to determine that it was more likely than not that we would be unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to operations in the period that such determination was made. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which we operate and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Such assessment is completed on a jurisdiction by jurisdiction basis.

We provide for income taxes during interim periods based on the estimated effective tax rate for the full fiscal year. We record a cumulative adjustment to the tax provision in an interim period in which a change in the estimated annual effective tax rate is determined.

We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as we plan to permanently reinvest these amounts.

Three and Six Months Ended June 30, 2006 and 2005

Revenue.   Revenue for the three and six months ended June 30, 2006 and 2005 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Product	$48,853	$40,993	$93,395	$63,750
Service	15,627	16,372	31,080	27,561
Total revenue	$64,480	$57,365	$124,475	$91,311

Product revenue is comprised of sales of our voice infrastructure products, including our GSX9000™ and GSX4000TM.Open Services Switches, PSX Call Routing Server, SGX Signaling Gateway, ASX Feature Server, the Sonus Insight™ Management System and related product offerings. Product revenue for the three and six months ended June 30, 2006 increased 19.2% and 46.5%, respectively, from the comparable periods in fiscal 2005. The increase in product revenue for the three months ended June 30, 2006 was primarily the result of converting certain orders received in both the current and prior fiscal quarters to product revenue. The increase for the six months ended June 30, 2006 was primarily the result of the conversion to revenue of orders received in the second half of fiscal 2005. In addition, during the three and six months ended June 30, 2006, we recorded $0.6 million and $3.5 million, respectively, of product revenue in connection with a change in reporting revenue with Motorola to a sell-in basis from a sell-through basis.

Service revenue is primarily comprised hardware and software maintenance and support, network design, installation and other professional services. Service revenue for the six months ended June 30, 2006 increased 12.8% from the comparable prior year period. However, service revenue in the three months ended June 30, 2006 decreased 4.6%, compared to the same prior year period. The decrease for the three months ended June 30, 2006 was primarily a result of lower installation revenue and late renewals of several annual maintenance contracts in the second quarter of 2005 that were due during the first quarter, partially offset by an increase in resident engineering revenue. The increase in service revenue for the six months ended June 30, 2006 was primarily a result of increases in maintenance revenue due to our growing installed customer base.

Cingular Wireless and Global Crossing each contributed 10% or more of our revenue in at least one of the three and six month periods ended June 30, 2006 and 2005.

International revenue was approximately 5% and 18% of revenue for the three months ended June 30, 2006 and 2005, respectively, and 14% and 19% of revenue for the six months ended June 30, 2006 and 2005, respectively. Due to uneven ordering patterns of our international customers, we expect that international revenue will remain uneven as a percentage of revenue from quarter to quarter.

Our deferred product revenue was $55.4 million and $54.8 million at June 30, 2006 and December 31, 2005, respectively. Our deferred service revenue was $60.5 million and $67.4 million at June 30, 2006 and December 31, 2005, respectively. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights, customer creditworthiness and maintenance revenue deferrals included in multiple element arrangements. At June 30, 2006 and December 31, 2005, deferred revenue and accounts receivable excluded $10.1 million and $5.3 million, respectively, related to products shipped and billed to customers which are collectible under extended payment terms or for which revenue is recognized as cash is collected, or for which title had not passed to the customer as of the period end date.

Cost of Revenue/Gross Profit.   Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs and inventory obsolescence. Cost of revenue and gross profit as a percentage of revenue for the three and six months ended June 30, 2006 and 2005 were as follows (in thousands, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Cost of revenue
Product	$16,199	$14,179	$32,082	$21,691
Service	6,987	5,706	13,716	11,025
Total cost of revenue	$23,186	$19,885	$45,798	$32,716
Gross profit margin (% of respective revenue)
Product	66.8%	65.4%	65.6%	66.0%
Service	55.3%	65.1%	55.9%	60.0%
Total gross profit margin	64.0%	65.3%	63.2%	64.2%

The increase in product gross profit as a percentage of revenue was primarily due to customer and product mix, partially offset by a greater percentage of revenue in fiscal 2006 from resellers with typically lower gross margins. Our product gross profit remained higher than our long-term financial model of 58% to 62%. We can provide no assurance that this favorable customer and product mix will continue, and we expect that over time our gross margins will return to levels consistent with our long-term financial model. The decrease in service gross profit as a percentage of service revenue was primarily due to increased investment in our service organization to support the expansion of our installed base and stock-based compensation recorded during the three months and six months ended June 30, 2006. For the six months ended June 30, 2006, this decrease was partially offset by an increase in service revenue. Our service cost of revenues is relatively fixed in advance of any particular quarter and, therefore, changes in service revenue will have a significant impact on service gross profit percentage.

Research and Development Expenses.   Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $12.9 million for the three months ended June 30, 2006, an increase of $1.5 million, or 13.0%, from $11.4 million for the same period in fiscal 2005. Research and development expenses were $26.0 million for the six months ended June 30, 2006, an increase of $3.4 million, or 14.9%, from $22.6 million for the same period in fiscal 2005. These increases primarily reflect an increase in salary and related expenses associated with increased headcount and stock-based compensation expense recorded during the three and six months ended June 30, 2006. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we intend to continue to make substantial investments to enhance our products and technologies to meet the requirements of our customers and market.

Sales and Marketing Expenses.   Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses were $15.6 million for the three months ended June 30, 2006, an increase of $4.1 million, or 35.5%, from $11.5 million for the same period in fiscal 2005. Sales and marketing expenses were $29.7 million for the six months ended June 30, 2006, an increase of $8.5 million, or 39.8%, from $21.2 million for the same period in fiscal 2005. These increases primarily reflect an increase in salaries and travel expenses associated with increased headcount related to the expansion of our worldwide sales and support coverage, stock-based compensation expense recorded during the three and six months ended June 30, 2006 and higher evaluation equipment expenses. The increase for the three months ended June 30, 2006 is partially offset by a decrease in commissions due to our revenue mix.

General and Administrative Expenses.   General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses were $7.2 million for the three months ended June 30, 2006, an increase of $0.5 million, or 7.4%, from $6.8 million for the same period in fiscal 2005. General and administrative expenses were $14.2 million for the six months ended June 30, 2006, an increase of $0.5 million, or 3.6%, from $13.7 million for the same period in fiscal 2005. These increases primarily reflect an increase in salary and related expenses associated with increased headcount and the recording of stock-based compensation expense during the three and six months ended June 30, 2006, partially offset by a decrease in directors and officers insurance premiums and professional fees.

Interest Income, net.   Interest income consists of interest earned on our cash equivalents, marketable debt securities and long-term investments. Interest expense consists of interest incurred on a convertible subordinated note and capital lease obligations. Interest income, net of interest expense, was $3.8 million for the three months ended June 30, 2006, compared to $2.1 million for the same period in fiscal 2005. Interest income, net of interest expense, was $7.1 million for the six months ended June 30, 2006, compared to $3.8 million for the same period in fiscal 2005. These increases reflect the benefit of increases in the yield on our portfolio due to an increasing interest rate environment, shifting some of the marketable debt securities to longer-term investments with a higher yield during 2006, and an overall increase in cash and investments compared to the prior year.

Income Taxes.   We provide for income taxes during interim periods based on the estimated effective tax rate for the full fiscal year, and record a cumulative adjustment to the tax provision in an interim period in which a change in the estimated annual effective tax rate is determined. We recorded provisions for income taxes of $0.4 million and $0.3 million for the three months ended June 30, 2006 and 2005, respectively. Our provisions for income taxes were $1.2 million and $0.4 million for the six months ended June 30, 2006 and 2005, respectively. Provisions for income taxes are primarily attributable to foreign income taxes and state and federal income taxes in the U.S. We have recorded a full valuation allowance for the related federal and state net deferred tax asset due to the uncertainty of realizing the benefit of this asset.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

At June 30, 2006, our principal sources of liquidity were our cash, cash equivalents, marketable debt securities and long-term investments totaling $318.3 million.

Our operating activities provided $5.4 million of cash in the six months ended June 30, 2006, compared to $2.5 million of cash in the same prior year period. Cash provided by operating activities in the current year period came from $14.7 million of net income, after adjustments for non-cash expense totaling $9.8 million, primarily stock-based compensation and depreciation and amortization of property and equipment, and from $4.2 million of lower inventory levels. These amounts were partially offset by decreases of $6.7 million and $3.7 million in deferred revenue and accounts payable, respectively, coupled with higher levels of accounts receivable and other operating assets aggregating $13.0 million. Cash provided by operating activities in the prior year period came from $4.5 million of net income, after non-cash adjustments for depreciation and amortization of property and equipment and stock-based compensation totaling $4.5 million. Higher deferred revenue and accounts payable levels contributed $21.7 million and $3.3 million, respectively, of cash to operating activities. These amounts were partially offset by increases of $27.0 million in accounts receivable, $2.1 million in inventory and $2.0 million in other operating assets.

In the six months ended June 30, 2006, our net investments in marketable debt securities and long-term investments were $129.4 million. At June 30, 2006, our investments had an average remaining maturity of 6 months. During the current year period, we spent $5.2 million to purchase property and equipment, primarily equipment and software. In the six months ended June 30, 2005, our investments in marketable debt securities and long-term investments were virtually equal to maturities of the same. We spent $7.4 million of cash to purchase property and equipment.

Our financing activities provided $3.7 million of cash in the six months ended June 30, 2006, compared to $3.1 million in the same prior year period. Net cash provided by financing activities in both the current and prior year six month periods was primarily attributable to proceeds from the exercise of stock options and the sale of common stock in connection with our employee stock purchase plan. Cash from these transactions totaled $13.7 million and $3.2 million in the six months ended June 30, 2006 and 2005, respectively. These proceeds in the current year period were partially offset by the repayment, in May 2006, of our $10.0 million, 4.75% convertible subordinated note.

Based on our current expectations, we believe our current cash, cash equivalents, marketable debt securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. Although it is difficult to predict future liquidity requirements with certainty, the rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to improve our internal control environment and for other general corporate activities, as well as to vigorously defend against existing and potential litigation relating to the restatement of our consolidated financial statements. See Note 5 to our Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. SFAS 159 establishes presentation and disclosure requirements, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective in fiscal years beginning after November 15, 2007, although its provisions may be applied earlier if certain conditions are met. We are currently evaluating the impact of SFAS 159 on our consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a single definition of fair value, along with a framework for measuring it, and requires additional disclosure about using fair value to measure assets and liabilities. SFAS 157 emphasizes that fair value measurement is market-based, not entity-specific, and establishes a fair value hierarchy in which the highest priority is quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed according to their level within this hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice in certain ways, including requiring entities to include their own credit standing when measuring their liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of SFAS 157 on our consolidated results of operations and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides specific guidance on disclosures for companies who elect not to restate prior periods for misstatements and instead elect to record a cumulative-effect adjustment. We applied the provisions of SAB 108 in the quarter ended March 31, 2007. The application of SAB 108 had no impact on our consolidated results of operations or financial condition.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. We adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated results of operations or financial condition.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

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

Item 4.                        Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the Exchange Act)), as of June 30, 2006, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In our Management’s Report on Internal Control over Financial Reporting filed with our Annual Report on Form 10-K for the year ended December 31, 2005, we reported material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”)). As a result of these material weaknesses in our internal control over financial reporting, we concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

These material weaknesses included the following:

•       Inadequate entity-level controls as defined in the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework, including weaknesses (i) in our risk assessment process, (ii) information and communication procedures, and (iii) in monitoring controls;

•       Inadequate revenue recognition procedures and controls; and

•       Inadequate financial statement preparation and review procedures in relation to transactions, accounts reconciliations, journal entries recorded in the financial statements, investments, property and equipment, commission transactions, tax transactions, manual spreadsheets and the related access controls, and the overall appropriate design and documentation of controls for all business process cycles.

Subsequent to the evaluation made in connection with the filing of our Form 10-K for the year ended December 31, 2005 and in connection with the restatement of our consolidated financial statements for the years ended December 31, 2005 and 2004 that is described in the Explanatory Note beginning on page 2 of this Form 10-Q, our management, with the participation of our principal executive officer and principal financial officer, identified the following additional material weaknesses in internal control as of December 31, 2005:

•       Inadequate purchasing controls. We have not designed and implemented effective controls related to the completeness, accuracy, review and timely recording of contractual obligations.

•       Inadequate controls over the accounting for stock-based compensation. We have not designed effective controls and procedures to ensure correct measurement dates were used in the accounting for stock option grants.

Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act.

Public Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management’s Report on Internal Control over Financial Reporting in our Annual Report on Form 10-K for December 31, 2005 described certain remediation initiatives designed to address the reported material weaknesses. During the quarter ended June 30, 2006, we continued to design enhancements to our controls and implemented a limited number of changes to address those reported material weaknesses as well as the two additional material weaknesses subsequently discovered in connection with the restatement of our consolidated financial statements for the years ended December 31, 2005 and 2004. As a result of the previously described material weaknesses, which were not remediated as of June 30, 2006, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2006.

Changes in Internal Control over Financial Reporting

In an effort to remediate the material weakness as described above, during the fiscal quarter ended June 30, 2006, we made changes that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting as follows:

Inadequate entity-level controls:

Risk assessment:

•        Implemented a code of ethics training and annual certification and whistleblower programs to mitigate risk of fraud; and

•        Designed a fraud prevention and deterrence program that includes a corporate fraud, misappropriation and fiscal irregularity policy.

Information and Communication:

•        Established and posted a corporate governance web page on our intranet site; the web page sets forth policies, procedures and best practices with respect to corporate governance;

•        Established an anonymous employee hotline for employees to submit complaints regarding corporate governance, ethics and controls;

•        Communicated to the entire organization the new corporate governance web page, the new anonymous employee hotline and our whistleblower policy through e-mail communication and in a company-wide employee meeting;

•        Established and posted on our intranet site a process for third parties to submit complaints regarding corporate governance, ethics and controls;

•        Established an on-line Incident Tracking and Reporting process to assist management in tracking complaints and potential violations of our code of conduct, policies and controls;

•        Hired a Manager of Internal Controls to work with business process owners to design and implement more effective controls and procedures;

•        Enhanced the financial reporting distributed to operations management to allow for more effective and timely monitoring of business operations; and

•        Created a standard communication plan for executive management to provide ongoing communication to employees regarding internal controls and corporate ethics.

Monitoring:

•        Designed and implemented an international purchasing policy and signature authorization matrix at all foreign locations to strengthen controls related to authorization of all purchases.

Inadequate revenue recognition procedures and controls:

•       Implemented weekly revenue meetings, a quarterly certification and disclosure process and customer account reviews to understand and document our customer arrangements;

•       Implemented a manual process to adequately document and support the assignment of customer credit worthiness;

•       Implemented a manual process to reconcile customer invoices to related purchase orders and shipping documentation to ensure accuracy, validity and completeness of invoicing;

•       Implemented a manual process to reconcile cash payments applied to customer accounts with invoices and purchase orders; and

•       Created a credit memo policy to standardize the process to be followed when issuing credits to customer accounts.

Inadequate financial statement preparation and review procedures:

Completeness, accuracy, review and timely recording of transactions, reconciliations, and journal entries:

•        Enhanced the review of journal entries and account reconciliations, including international entities, to provide reasonable assurance of complete and accurate transactions;

•        Utilized outside accounting and finance professionals to assist in the preparation, review and reconciliation of our accounts and financial statements;

•        Provided additional training for our accounting, finance, tax and treasury personnel covering proper preparation and review of journal entries and the reconciliation of general ledger accounts;

•        Initiated a process to require that all unusual, complex or significant accounting transactions be thoroughly analyzed and consistently documented; and

•        Implemented a semi-annual process for management to assess segregation of duties for automated and manual systems.

Inadequate design and documentation of controls:

•        Hired a Manager of Internal Controls to work with business process owners to design and an implement more effective controls and procedures.

Inadequate controls over the accounting for stock-based compensation:

•       Improved policies, procedures and controls related to the administration and authorization of stock option grants related to non-executive employees, employee referrals and non-employees;

•       Provided additional training for finance, human resource and stock administration personnel covering the stock-option granting process and the accounting and financial reporting for equity awards and modifications of such awards;

•       Enhanced and standardized documentation required to be maintained for the granting of all such stock-based compensation awards;

•       Implemented the following procedures for the granting of stock options:

•        The Compensation Committee issues grants pursuant to annual stock option incentive programs on August 15 of each year, or the next business day following August 15 if August 15 falls on a weekend or holiday in any year;

•        The Compensation Committee retains the right to change this date based on business events that might warrant using another date for the annual equity incentive grant date;

•        Company management issues all new hire stock option grants of 100,000 or less, pursuant to a delegation of authority by the Compensation Committee, that have a grant date of the 15th day of the month following the employee’s start date;

•        The Compensation Committee approves all promotion, retention and awards of all other stock option grants with a grant date of the 15th day of the month following the Compensation Committee’s approval of the grant;

•        Discontinued the use of unanimous written consents signed by the Compensation Committee for the granting of equity compensation; and

•        All individual stock option grants required to be approved by the Compensation Committee are submitted in the meeting materials in advance of the Compensation Committee meeting. Minutes reflecting any stock option grants approved during the meeting are documented.

In addition, we will continue to design and implement additional policies and procedures during the remediation of our reported material weaknesses.

Risks and Inherent Limitations

Prior to the complete remediation of these material weaknesses, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. Moreover, because of the inherent limitations in all control systems, no evaluation of controls—even where we conclude the controls are operating effectively—can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material to our financial statements.

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

PART II—OTHER INFORMATION

Item 1.                        Legal Proceedings

In November 2001, a purchaser of our common stock filed a complaint in the United States District Court for the Southern District of New York against us, two of our officers and the lead underwriters alleging violations of the federal securities laws in connection with our initial public offering (“IPO”) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased our common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that our registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between the underwriters and certain purchasers to make additional purchases in the after market. The claims against us are asserted under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against us, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, we, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against many of the individual defendants, including our officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including us, but denied the remainder of the motion as to the defendants. In June 2003, a special committee of our Board of Directors authorized us to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. In October 2004, the court certified the class in a case against certain defendants. On February 15, 2005, the court preliminarily approved the terms of the proposed settlement contingent on modifications to the proposed settlement. On August 31, 2005, the court approved the terms of the proposed settlement, as modified. On April 24, 2006, the court held a hearing on a motion to approve the final settlement and took the matter under advisement. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s October 2004 order certifying a class. On June 25, 2007, the Court entered an order terminating the settlement. Accordingly, we are unable to determine the ultimate outcome or potential range of loss, if any.

Beginning in July 2002, several purchasers of our common stock filed complaints in the United States District Court for the District of Massachusetts against us, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act (the “Class Action Complaints”). The purchasers seek to represent a class of persons who purchased our common stock between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that we made false and misleading statements about our products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, we filed a motion to dismiss the Consolidated Amended Complaint on various grounds. On May 11, 2004, the court held oral argument on the motion, at the conclusion of which the court denied our motion to dismiss. The plaintiffs filed a motion for class certification on July 30, 2004. On February 16, 2005, the court certified the class and appointed a class representative. On March 9, 2005, the court appointed the law firm of Moulton & Gans as lead counsel. After the court requested additional briefing on the adequacy of the class representative, the class representative withdrew. Lead counsel then filed a motion to substitute a new plaintiff as the class representative. On May 19, 2005, the court held a hearing on the motion and took the matter under advisement. On August 15, 2005, the court issued an order decertifying the class and requiring the parties to submit a joint report informing the court whether the cases have been settled and whether defendants would be seeking to recover attorney’s fees from the plaintiffs. On September 30, 2005, the plaintiffs filed motions to voluntarily dismiss their complaints with prejudice. On October 5, 2005, the court entered an order dismissing the cases. On June 26, 2006, the court issued an order denying our motion for recovery of attorneys’ fees.

On January 6, 2006, a purchaser of our common stock filed a complaint in the United States District Court for the District of Massachusetts that is essentially identical to the Consolidated Amended Complaint previously filed against the defendants. The Court has appointed the Public Employees’ Retirement System of Mississippi as lead plaintiff. The lead plaintiff has filed an Amended Consolidated Complaint. The defendants filed on April 19, 2007 a motion to dismiss the Amended Consolidated Complaint. There is no assurance we will prevail in such a motion or defending this action. A judgment or a settlement of the claims against the defendants could have a material impact on our financial results. It is too early to determine the ultimate outcome or potential range of loss, if any.

Beginning in February 2004, a number of purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts against us and certain of our current officers and directors. On June 28, 2004, the court consolidated the claims. On December 1, 2004, the lead plaintiff filed a consolidated amended complaint. The complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act and Sections 11, 12(a), and 15 of the Securities Act, relating to our restatement of our financial results for 2001, 2002, and the first three quarters of 2003. Specifically, the complaint alleges that we issued a series of false or misleading statements to the market concerning our revenues, earnings, and financial condition. Plaintiffs contend that such statements caused our stock price to be artificially inflated. The complaint seeks unspecified damages on behalf of a purported class of purchasers of our common stock during the period from March 28, 2002 through March 26, 2004. On January 28, 2005, we filed a motion to dismiss the Section 10(b) and 12(a) claims and joined the motion to dismiss the Section 11 claim filed by the individual defendants. On June 1, 2005, the court held a hearing on the motion and allowed the plaintiff to file an amended complaint. The plaintiff filed an amended complaint that included the same claims and substantially similar allegations as set forth in the initial complaint. On September 12, 2005, the defendants filed motions to dismiss this amended complaint. On December 10, 2005, the court held a hearing on the motions and took the matter under advisement. On May 10, 2006, the court issued an order granting the defendants’ motions in part and denying the motions in part. The court dismissed the Section 12(a)(2) claims against all the defendants and the Section 10(b) and Section 11 claims against the individual defendants. The court denied the motions as to the Section 10(b) and Section 11 claims against us and Section 15 claims against the individual defendants. The plaintiff has filed a motion for class certification, which the defendants have opposed. The court held a hearing on February 28, 2007 on plaintiff’s motion for class certification and took the matter under advisement. We believe that we have substantial legal and factual defenses to the claims, which we intend to pursue vigorously. We expect to incur significant legal fees in defending this action. At this time, we are unable to determine the ultimate outcome or potential range of loss, if any.

In February 2004, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against us and certain of our officers and directors, naming us as a nominal defendant. Also in February 2004, two purported shareholder derivative lawsuits were filed in the business litigation session of the superior court of Suffolk County of Massachusetts against us and certain of our directors and officers, also naming us as a nominal defendant. The suits claim that certain of our officers and directors breached their fiduciary duties to our stockholders and to us. The complaints are derivative in nature and do not seek relief from us. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements or applicable Delaware law. On September 27, 2004, the state court granted our motion to dismiss. On October 26, 2004, the plaintiffs filed a notice appealing the state court’s dismissal of the actions. On June 24, 2005, the plaintiffs withdrew the appeal and dismissed the case with prejudice. In the federal actions, on June 28, 2004, the court consolidated and stayed the three actions. On October 12, 2004, the lead plaintiff filed a consolidated amended complaint. On June 1, 2005, the court held a hearing on the motion and allowed the plaintiff to file an amended complaint. On July 1, 2005, the plaintiff filed an amended complaint. The defendants renewed their motions to dismiss. On December 10, 2005, the court held a hearing on the motions and took the matter under advisement. On March 31, 2006, the court entered an order granting the defendants’ motions to dismiss the amended complaint. On April 26, 2006, the plaintiffs filed a notice of appeal of the dismissal order. On February 6, 2007, the First Circuit Court of Appeals held a hearing on the appeal. We do not expect that this claim will have a material impact on our financial statements.

In December 2004, a purchaser of our common stock filed a complaint in the circuit court in Will County, Illinois, against us, one of our officers, and a former officer alleging misrepresentation and fraud in connection with the plaintiff’s purchase of our stock. The complaint seeks unspecified damages. We filed a motion to dismiss the complaint. On May 5, 2005, the plaintiff filed an amended complaint. On October 26, 2005, the court held a hearing on the motion during which it dismissed the federal claims without prejudice and dismissed the state claims without prejudice. On November 23, 2005, the plaintiff filed a second amended complaint with essentially the same allegations as in the prior complaints. The defendants renewed their motions to dismiss with respect to the second amended complaint. On March 9, 2006, the court held a hearing on the defendants’ motions during which the court entered an order dismissing the second amended complaint with prejudice. On April 17, 2006, the plaintiff filed a notice of appeal of the dismissal order. In order to avoid the costs of an appeal, we agreed to settle the matter for a de minimus amount. On June 23, 2006, the court entered an order dismissing the case.

On June 14, 2006, C2 Communications sued AT&T, Inc., Verizon Communications, Inc., Qwest, Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing and Level 3 in the Eastern District of Texas, Marshall Division. C2 Communications has alleged that each of the defendants infringe U.S. Patent No. 6,243,373 entitled “Method and Apparatus for Implementing a Computer Network Internet Telephone System.”  We have agreed, subject to certain conditions, to assume the defense of Qwest, Global Crossing and Level 3 in this litigation to the extent the claim results from their use of products purchased from us. There can be no assurance that other defendants who have purchased our products will not seek indemnification from us. The court issued a scheduling order with a trial date of August 4, 2008. We believe that the defendants have substantial legal and factual defenses to the infringement claim, which we intend to pursue vigorously on behalf of the defendant for whom we agree or are required to assume defense of the litigation. However, there is no assurance any of the defendants will prevail in defending this action. There also can be no assurance that we will not be required to indemnify any of the defendants from any judgment of infringement rendered against them. We may be required to devote significant time and resources in connection with assuming the defense of the claim of infringement on behalf of the defendants for whom we have agreed to assume defense of the litigation. An adverse outcome with respect to the claim and our indemnification could have a material adverse impact on our business, operating results and financial condition. We cannot predict the ultimate outcome of this litigation or any potential impact on our operating results or financial position.

On November 14, 2006, a purported shareholder derivative lawsuit was filed in the United District Court for the District of Massachusetts against us and certain of our officers and directors, naming us as a nominal defendant. Other purported shareholders filed virtually identical complaints. The suits claim that certain of our officers and directors breached their fiduciary duties to our stockholders and to us in connection with our announced stock option review. The complaints are derivative in nature and do not seek relief from us. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements or applicable Delaware law. By order dated December 18, 2006, the Court consolidated the actions. The plaintiffs have filed a consolidated complaint. The defendants filed on March 19, 2007 a motion to dismiss the consolidated complaint. The Court held a hearing on July 11, 2007, and took the motion under advisement. We believe that we have substantial legal and factual defenses to the derivative claims, which we intend to pursue vigorously. There is no assurance we will prevail in defending these actions. We cannot predict the ultimate outcome of this litigation or any potential impact on our operating results or financial position.

On January 19, 2007, a purported shareholder derivative lawsuit was filed in the Superior Court Department of Middlesex County of Massachusetts against certain of our directors and officers, also naming us as a nominal defendant. Another purported shareholder filed a virtually identical complaint. The suits assert similar claims and seek relief similar to the derivative suits filed in federal court. On May 7, 2007, the plaintiffs filed a consolidated complaint. On June 6, 2007, the defendants moved to dismiss the consolidated complaint. The Court scheduled a hearing on the motion for August 14, 2007. We believe that we have substantial legal and factual defenses to the derivative claims, which we intend to pursue vigorously. There is no assurance we will prevail in defending these actions. We cannot predict the ultimate outcome of this litigation or any potential impact on our operating results or financial position.

As announced on March 19, 2007, the SEC is conducting a formal private investigation into our historical stock option granting practices. If we are subject to adverse findings, we could be required to pay damages or penalties or have other remedies imposed, including criminal penalties, which could adversely our business, financial position or results of operations.

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

The Internal Revenue Service has notified us that our payroll tax returns for the years ended December 31, 2004, 2005 and 2006 have been selected for audit in connection with our stock option review. In connection with the restatement of our financial statements included in this Form 10-Q, we have recorded approximately $1.6 million of accruals for additional tax, penalties and interest related to adjustments resulting from errors in stock option accounting. For more information about stock-based compensation, including the financial statement impact from the restatement, see Note 2, “Restatement of Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements. We could be required to pay additional tax, penalties or interest, or have other remedies imposed, which could adversely impact our business, financial position or results of operations.

Item 1A.                Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below before buying our common stock. If any of the following risks actually occurs, the trading price of our common stock could decline and you may lose all or part of your investment.

The investigation of our historical stock option practices and the restatement of our prior financial statements may require us to incur substantial expenses and direct our management’s attention from our business, which may impact our business, financial position and results of operations and the trading price of our common stock.

Our internal review and our Audit Committee’s investigation into our historical stock option practices and accounting have required us to incur substantial expenses for legal, accounting, tax and other professional services, have diverted management’s attention from our business, and could in the future harm our business, financial condition and results of operations.

While we believe we have made appropriate judgments in determining the correct measurement dates for our stock option grants, the U.S. Securities and Exchange Commission (“SEC”) may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact. Accordingly, there is a risk we may have to further restate our historical financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

Matters related to the investigation into our historical stock option granting practices and the restatement of our financial statements may result in additional litigation, regulatory proceedings and government enforcement actions for which we may be required to pay damages or penalties or have other remedies imposed.

Our historical stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement action. For more information regarding our current litigation and related inquiries, please see Part I, Item 3 “Legal Proceedings” as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review and investigation to the SEC, which has notified us of a formal order of private investigation. We have responded to requests for documents and additional information and we intend to continue to cooperate with the SEC. No assurance can be given regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters will be time-consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

We have identified material weaknesses in our internal control over financial reporting, which, if not remedied effectively, could have an adverse effect on the trading price of our common stock and impair our ability to timely file our SEC reports or otherwise seriously harm our business.

Through, in part, the documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, Management has concluded that our disclosure controls and procedures and our internal control over financial reporting had material weaknesses as of December 31, 2006, as described in our Annual Report on Form 10-K for the year ended December 31, 2006, to be filed immediately after the filing of this Quarterly Report on Form 10-Q. We have taken certain actions to address those material weaknesses. Our inability to remedy such material weaknesses promptly and effectively could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. Prior to the elimination of these material weaknesses, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reporting.

Failure or circumvention of our controls and procedures could seriously harm our business.

As described in Item 9A of this Form 10-K, we have made significant changes in our internal control over financial reporting and our disclosure controls and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. The failure or circumvention of our controls, policies and procedures could have a material adverse effect on our business, results of operations and financial position.

We face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

We have been named as a defendant in a number of securities class action and derivative lawsuits. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these lawsuits. Defending against existing and potential litigation may require significant attention and resources of management. Regardless of the outcome, such litigation will result in significant legal expenses. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could have a material adverse effect on our business, results of operations and financial position.

Our historical stock option practices and the restatement of our prior financial statements have exposed us to greater risks associated with securities litigation. Several derivative actions were filed against certain current and former directors and officers based on allegations relating to our historical stock option practices. We may be subject to additional litigation arising in relation to our historical stock option practices and the restatement of our prior period financial statements.

The limitations of our director and officer liability insurance may require us to pay significant legal expenses and settlement or damage awards.

Our director and officer liability insurance policies provide only limited liability protection relating to the securities class action and derivative lawsuits against us and certain of our officers and directors. If these policies do not adequately cover expenses and certain liabilities relating to these lawsuits, our results of operations and our financial position could be materially harmed. The facts underlying the lawsuits have made director and officer liability insurance extremely expensive for us, and may make such insurance coverage unavailable for us in the future. Increased premiums could materially harm our financial results in future periods. The inability to obtain this coverage due to its unavailability or prohibitively expensive premiums would make it more difficult to retain and attract officers and directors and potentially expose us to self-funding any future liabilities ordinarily mitigated by director and officer liability insurance.

If we are not current in our SEC filings, we will face several adverse consequences.

From August 9, 2006 through August 2, 2007, we were not current in our SEC filings. If we are unable to remain current in our SEC filings, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans), or pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors.”  In addition, our affiliates will not be able to sell our securities pursuant to Rule 144 under the Securities Act. Finally, we will not be eligible to use a “short form” registration statement on Form S-3 until August 2, 2008 and we have lost our status as a “well known seasoned issuer,” including the registration advantages associated with such status. These restrictions may impair our ability to raise capital in the public markets should we desire to do so, and to attract and retain key employees.

Our common stock may be delisted from the NASDAQ Global Select Market and transferred to the National Quotation Service Bureau (“Pink Sheets”), which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

On August 2, 2007, we filed this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Second Quarter Form 10-Q”), and will file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “Third Quarter Form 10-Q”), our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “First Quarter Form 10-Q”) with the SEC. We consider that the filing of these reports has remedied our non-compliance with Marketplace Rule 4310(c)(14), subject to NASDAQ’s affirmative completion of its compliance protocols and its notification to us accordingly. However, if NASDAQ disagrees with our position or if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports or other actions that might result in delisting of our common stock from the NASDAQ Global Select Market.

In August 2006, we received a NASDAQ Staff Determination letter stating that, as a result of the delayed filing of our Second Quarter Form 10-Q, we were not in compliance with the filing requirements for continued listing as set forth in the Marketplace Rule 4310(c)(14) and were therefore subject to delisting from the NASDAQ Global Select Market. In November 2006, we received an additional letter from NASDAQ of similar substance relating to our Third Quarter Form 10-Q. In December 2006, the NASDAQ Listing Qualifications Panel granted our request for continued listing, provided that we file the Second Quarter Form 10-Q, the Third Quarter Form 10-Q and any required restatements with the SEC on or before February 12, 2007. In February 2007, we received a notice from the NASDAQ Listing and Hearing Review Council which advised us that any delisting determination by the NASDAQ Listing Qualifications Panel has been stayed pending further review by the Review Council. In March 2007, we received a NASDAQ Staff Determination letter stating we were not in compliance with the continued listing requirements due to the delayed filing of our 2006 Form 10-K. On May 14, 2007, we received a NASDAQ Staff Determination letter stating that we were not in compliance with the continued listing requirements due to the delayed filing our First Quarter Form 10-Q. On May 10, 2007, we received a letter from NASDAQ that the NASDAQ Listing and Hearing Review Council had granted us an exception to demonstrate compliance with the continued listing requirements until June 26, 2007. On June 25, 2007, we received a letter from NASDAQ informing us that the NASDAQ Board of Directors had called for review the decision of the NASDAQ Listing and Hearing Review Council and granted a stay of delisting pending further review by the Board in July 2007. We received a letter dated July 18, 2007 from NASDAQ that the NASDAQ Listing and Hearing Review Council had granted us an exception to demonstrate compliance with the continued listing requirements until September 17, 2007.

In addition, if we fail to timely file all of our future periodic reports under the Exchange Act, our common stock may be delisted from the NASDAQ Global Select Market and subsequently would trade on the Pink Sheets. The trading of our common stock on the Pink Sheets may reduce the price of our common stock and the levels of liquidity available to our stockholders. Our delisting from the NASDAQ Global Select Market and transfer to the Pink Sheets may also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

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

In addition, in order to eliminate the compensation expense associated with unvested employee stock options with an exercise price of $4.00 or greater at that time, in December 2005, we accelerated the vesting on the majority of these options. The acceleration of these unvested options may affect our ability to retain key personnel.

We expect that a majority of our revenues will be generated from a limited number of customers and we will not be successful if we do not grow our customer base.

To date, we have shipped our products to a limited number of customers. We expect that in the foreseeable future, the majority of our revenues will continue to depend on sales of our products to a limited number of customers. Three customers each contributed more than 10% of our revenues in fiscal 2006, or approximately 43% of our revenues in the aggregate. One customer contributed approximately 28% of our revenues in fiscal 2005. Two customers each contributed more than 10%, or approximately 29% in the aggregate, of our revenues in fiscal 2004. Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by:

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

The loss of any of our significant customers or any substantial reduction in orders or contractual commitments from these customers could materially and adversely affect our financial position and results of operations. If we do not expand our customer base to include additional customers that deploy our products in operational commercial networks, our business, operating results and financial position could be materially and adversely affected.

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

The market for voice infrastructure products for the public network is new and evolving and our business will suffer if it does not develop as we expect.

The market for our products continues to evolve. In particular, wireless, cable and broadband access networks are becoming important markets for our products. Packet-based technology may not become widely accepted as a platform for voice and a viable market for our products may not be sustainable. If this market does not develop, or develops more slowly than we expect, we may not be able to sell our products in significant volume.

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

We may face risks associated with our international expansion that could impair our ability to grow our international revenues.

International revenues approximated $78 million and $48 million in fiscal 2006 and fiscal 2005, respectively, and we intend to expand our sales in international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues. We have limited experience marketing, distributing and supporting our products internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including:

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

Although we achieved profitability on an annual basis in fiscal 2006, fiscal 2005 and fiscal 2004, we have incurred a net loss in certain quarters and may incur additional losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

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

If we fail to compete successfully against incumbent telecommunications equipment companies, our ability to increase our revenues and sustain profitability will be impaired.

Competition in the telecommunications market is intense. This market has historically been dominated by large incumbent telecommunications equipment companies, such as Alcatel-Lucent, NEC, Nortel Networks, Nokia Siemens and Ericsson, all of which are our direct competitors. We also face competition from other large telecommunications and networking companies, including Cisco Systems, some of which have entered our market by acquiring companies that design competing products. Alcatel and Lucent recently completed their merger. Siemens has combined its networking business with Nokia’s networking business. Other competitors may merge, intensifying competition. Additional competitors with significant financial resources also may enter our markets and further intensify competition.

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

We have made significant changes in our senior management team since January 1, 2006. Because of these significant changes, our management team may not be able to work together effectively to successfully develop and implement our business strategies. In addition, management will need to devote significant attention and resources to preserve and strengthen relationships with employees, customers and the investor community. If our new management team is unable to achieve these goals, our ability to grow our business and successfully meet operational challenges could be impaired.

If we fail to hire and retain needed personnel, the implementation of our business plan could slow or our future growth could halt.

Our business depends upon highly skilled engineering, sales, marketing and customer support personnel. Any failure to hire or retain needed qualified personnel could impair our growth. We face increased risk associated with employee retention due to restrictions imposed on our employees’ ability to exercise stock options, delays in stock purchases under our Employee Stock Purchase Plan and the adverse tax impact of Section 409A on our employees’ stock options—all of which resulted from our review of historical stock granting practices and the restatement of our financial statements.

Our future success depends upon the continued services of our executive officers who have critical industry experience and relationships that we rely on to implement our business plan. None of our officers or key employees are bound by an employment agreement for any specific term. The loss of the services of any of our officers or key employees could delay the development and introduction of, and negatively impact our ability to sell, our products.

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

We depend upon a single contract manufacturer and any disruption in this relationship may cause us to fail to meet the demands of our customers and damage our customer relationships.

We rely on a contract manufacturer to manufacture our products according to our specifications and to fill orders on a timely basis. Our contract manufacturer provides comprehensive manufacturing services, including assembly and certain tests of our products and procurement of materials. Our contract manufacturer also builds products for other companies and may not always have sufficient quantities of inventory available to fill our orders or may not allocate their internal resources to fill these orders on a timely basis. We do not have a long-term supply contract with our manufacturer nor is our manufacturer required to manufacture products for any specified period. We do not have internal manufacturing capabilities to meet our customers’ demands. Qualifying a new contract manufacturer and commencing commercial scale production is expensive and time consuming and could result in a significant interruption in the supply of our products. If a change in contract manufacturers results in delays in our fulfillment of customer orders or if a contract manufacturer fails to make timely delivery of orders, we may lose revenues and suffer damage to our customer relationships. In 2006, we consolidated our manufacturing to a single contract manufacturer. We also intend to move our contract manufacturing to a lower cost, offshore facility. If we do not manage this consolidation effectively, these consolidation activities could result in the disruption in the supply of our products and in delays in our fulfillment of customer orders.

We and our contract manufacturer rely on single or limited sources for supply of some components of our products and if we fail to adequately predict our manufacturing requirements or if our supply of any of these components is disrupted, we will be unable to ship our products.

We and our contract manufacturer currently purchase several key components of our products, including commercial digital signal processors, from single or limited sources. We purchase these components on a purchase order basis. If we overestimate our component requirements, we could have excess inventory, which would increase our costs. If we underestimate our requirements, we may not have an adequate supply, which could interrupt manufacturing of our products and result in delays in shipments and revenues.

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

On June 14, 2006, C2 Communications Technologies, Inc. (“C2 Communications”) sued AT&T, Inc., Verizon Communications, Inc., Qwest Communications International, Inc. (“Qwest”), Bellsouth Corporation (“Bellsouth”), Sprint Nextel Corporation, Global Crossing Limited (“Global Crossing”) and Level 3 Communications, Inc. (“Level 3”) in the Eastern District of Texas, Marshall Division. C2 Communications has alleged that each of the defendants infringe U.S. Patent No. 6,243,373 entitled “Method and Apparatus for Implementing a Computer Network Internet Telephone System.”  We have agreed, subject to certain conditions, to assume the defense of Qwest, Global Crossing and Level 3 in this litigation to the extent the claim results from their use of products purchased from us. There can be no assurance that other defendants who have purchased our products will not seek indemnification from us. We believe that the defendants have substantial legal and factual defenses to the infringement claim, which we intend to pursue vigorously on behalf of the defendant for whom we agree or are required to assume defense of the litigation. However, there is no assurance any of the defendants will prevail in defending this action. There also can be no assurance that we will not be required to indemnify any of the defendants from any judgment of infringement rendered against them. We will be required to devote significant time and resources in connection with assuming the defense of the claim of infringement on behalf of the defendants for whom we have agreed to assume defense of the litigation. An adverse outcome with respect to the claim and our indemnification could have a material adverse impact on our business, operating results and financial condition.

Any investments or acquisitions we make could disrupt our business and seriously harm our financial condition.

On April 13, 2007, we acquired Zynetix Limited, designers of innovative Global System for Mobile Communications infrastructure solutions. We intend to continue investing in, or acquiring, complementary products, technologies or businesses. In the event of future investments or acquisitions, we could:

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

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. The Internal Revenue Service has notified us that our payroll tax returns have been selected for audit in connection with our stock option review. In addition, we are subject to the potential for examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these potential examinations will not have an adverse effect on our operating results and financial condition.

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

•       economic conditions for the telecommunications, networking and related industries; and

•       worldwide economic instability.

Provisions of our charter documents and Delaware law have anti-takeover effects that could prevent a change of control.

Provisions of our amended and restated certificate of incorporation, our amended and restated by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

Item 4.                        Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Shareholders of Sonus Networks, Inc. was held on June 21, 2006 at the Radisson Hotel Chelmsford, 10 Independence Drive in Chelmsford, Massachusetts 01824. Of the 251,778,037 shares outstanding as of April 24, 2006, the record date, 222,411,022 shares (88.3%) were present or represented by proxy at the meeting. The only proposal before the Annual Meeting was the election of directors.

The table below presents the results of the election to our board of directors:

Nominee	Votes For	Votes Withheld
Edward T. Anderson	209,717,244	12,693,778
Albert A. Notini	213,847,184	8,563,838

The terms for Howard E. Janzen and H. Brian Thompson expire in 2007; and the terms for Hassan M. Ahmed, John P. Cunningham and Paul J. Severino expire in 2008.

Item 6.                        Exhibits

Exhibit Number	Description
10.1(a)	Summary of 2006 Executive Incentive Compensation Plan.
10.2(b)	Employment letter dated April 10, 2006, by and between the Registrant and James F. Collier III.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)           Incorporated by reference from the Registrant’s Form 8-K (File No. 000-30229) filed June 19, 2006 with the SEC.

(b)          Incorporated by reference from the Registrant’s Form 8-K (File No. 000-30229) filed April 24, 2006 with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 2, 2007		SONUS NETWORKS, INC.
	By:	/s/ ELLEN B. RICHSTONE
Ellen B. Richstone
Chief Financial Officer (Principal Financial Officer)
	By:	/s/ PAUL K. MCDERMOTT
Paul K. McDermott
Vice President of Finance, Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1(a)	Summary of 2006 Executive Incentive Compensation Plan.
10.2(b)	Employment letter dated April 10, 2006, by and between the Registrant and James F. Collier.
31.1	Certification Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)           Incorporated by reference from the Registrant’s Form 8-K (File No. 000-30229) filed June 19, 2006 with the SEC.

(b)          Incorporated by reference from the Registrant’s Form 8-K (File No. 000-30229) filed April 24, 2006 with the SEC.