Form 10-Q
period 2006-09-30
SONUS NETWORKS INC
filed 2007-08-02
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Explanatory Note

In this Form 10-Q (“Form 10-Q”), we are restating our consolidated financial statements as of December 31, 2005 and for the three and nine months ended September 30, 2005. Immediately prior to the filing of this Form 10-Q, we filed a Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. Immediately following the filing of this Form 10-Q, we filed an Annual Report on Form 10-K for the year ended December 31, 2006 (“Form 10-K”) and a Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. In our Form 10-K, we are restating our consolidated financial statements as of December 31, 2005 and for each of the years ended December 31, 2005 and 2004 and each of the quarters in 2005 and the three months ended March 31, 2006, which are included in “Financial Statements and Supplementary Data” in Item 8.

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

In order to remedy the unfavorable personal tax consequences for those who have not exercised stock options subject to Section 409A, we intend to provide holders of these options the opportunity to amend their affected options. In December 2006, we entered into agreements with our directors and executive officers under which we will amend any affected stock options to increase the exercise price to the quoted market price on the revised measurement date and either provide cash payment in 2008 or issue restricted stock in 2007, at our discretion, to the option holder based on the difference in exercise price between the revised measurement date and original grant date. In February 2007, we determined we would provide a cash payment or restricted stock for the change in exercise price for the directors and officers with affected stock options. In addition, certain directors and officers agreed to waive such cash payment or restricted stock from us for the difference in exercise price of certain affected stock options. The agreements with our directors and executives resulted in additional stock-based compensation expense of approximately $16,000 in our consolidated financial statements in the fourth quarter of 2006 and will result in additional stock-based compensation expense of approximately $1.2 million to be recognized in the first quarter of 2007.

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

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2006
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.                        Financial Statements

SONUS NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2006	2005
		(As Restated,
		See Note 2)
Assets
Current assets:
Cash and cash equivalents	$62,592	$155,679
Marketable debt securities	219,187	140,569
Accounts receivable, net	48,681	72,261
Inventory, net	26,053	37,700
Deferred income taxes	—	519
Other current assets	15,043	14,411
Total current assets	371,556	421,139
Property and equipment, net	15,852	15,331
Long-term investments	64,322	17,993
Deferred income taxes	802	802
Other assets	6,471	1,941
	$459,003	$457,206
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,296	$20,375
Accrued expenses	22,646	24,081
Accrued restructuring expenses	—	195
Current portion of deferred revenue	57,906	88,336
Convertible subordinated note	—	10,000
Current portion of long-term liabilities	300	105
Total current liabilities	91,148	143,092
Long-term deferred revenue	23,573	33,853
Long-term liabilities, net of current portion	979	1,449
Total liabilities	115,700	178,394
Commitments and contingencies (Note 5)
Stockholders equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 259,005,207 and 251,730,706 shares issued and 256,708,297 and 249,433,796 shares outstanding at September 30, 2006 and December 31, 2005, respectively	259	252
Additional paid-in capital	1,145,376	1,110,057
Deferred compensation	—	(99)
Accumulated deficit	(801,987)	(831,087)
Accumulated other comprehensive loss	(78)	(44)
Treasury stock, at cost; 2,296,910 common shares at September 30, 2006 and December 31, 2005	(267)	(267)
Total stockholders’ equity	343,303	278,812
	$459,003	$457,206

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(As Restated,		(As Restated,
		See Note 2)		See Note 2)
Revenue:
Product	$53,485	$29,384	$146,880	$93,134
Service	22,524	16,596	53,604	44,157
Total revenue	76,009	45,980	200,484	137,291
Cost of revenue:
Product	18,612	17,601	50,694	39,292
Service	7,571	6,375	21,287	17,400
Total cost of revenue	26,183	23,976	71,981	56,692
Gross profit	49,826	22,004	128,503	80,599
Operating expenses:
Research and development	13,165	11,930	39,141	34,541
Sales and marketing	16,959	10,940	46,630	32,159
General and administrative	8,213	6,163	22,441	19,900
Total operating expenses	38,337	29,033	108,212	86,600
Income (loss) from operations	11,489	(7,029)	20,291	(6,001)
Interest expense	(11)	(121)	(229)	(378)
Interest income	4,058	2,690	11,399	6,787
Income (loss) before income taxes	15,536	(4,460)	31,461	408
Income tax benefit (provision)	(1,166)	640	(2,361)	233
Net income (loss)	$14,370	$(3,820)	$29,100	$641
Net income (loss) per share:
Basic	$0.06	$(0.02)	$0.12	$—
Diluted	$0.06	$(0.02)	$0.11	$—
Shares used in computing net income (loss) per share:
Basic	254,102	248,801	252,291	248,312
Diluted	257,158	248,801	255,992	252,981

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2006	2005
		(As Restated, See Note 2)
Cash flows from operating activities:
Net income	$29,100	$641
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	7,363	5,189
Stock-based compensation	7,480	1,933
Deferred income taxes	519	—
Loss on disposal of property and equipment	7	—
Changes in operating assets and liabilities:
Accounts receivable	23,463	(7,558)
Inventory	12,125	(2,044)
Other operating assets	(5,255)	(2,013)
Accounts payable	(10,069)	4,043
Accrued expenses, deferred rent and accrued restructuring expenses	(1,507)	(3,080)
Long-term obligations	(418)	—
Deferred revenue	(41,208)	20,229
Net cash provided by operating activities	21,600	17,340
Cash flows from investing activities:
Purchases of property and equipment	(7,872)	(11,186)
Maturities of available-for-sale marketable debt securities	103,814	146,400
Purchases of available-for-sale marketable debt securities	(38,290)	(151,660)
Maturities of held-to-maturity marketable debt securities and long-term investments	118,464	38,316
Purchases of held-to-maturity marketable debt securities and long-term investments	(308,934)	(31,980)
Decrease in restricted cash	250	500
Decrease in other assets	—	(97)
Net cash used in investing activities	(132,568)	(9,707)
Cash flows from financing activities:
Sale of common stock in connection with employee stock purchase plan	4,764	4,516
Proceeds from exercise of stock options	23,155	1,877
Principal payments of capital lease obligations	(36)	(76)
Repayment of convertible subordinated note	(10,000)	—
Net cash provided by financing activities	17,883	6,317
Effect of exchange rate changes on cash and cash equivalents	(2)	—
Net increase (decrease) in cash and cash equivalents	(93,087)	13,950
Cash and cash equivalents, beginning of period	155,679	120,839
Cash and cash equivalents, end of period	$62,592	$134,789
Supplemental disclosure of cash flow information:
Interest paid	$213	$244
Income taxes paid	$2,023	$713
Income tax refunds received	$—	$454
Supplemental disclosure of non-cash investing activities:
Non-cash purchases of property and equipment	$1,037	$1,543
Property and equipment acquired as part of a facility lease	$50	$500
Property and equipment acquired under capital lease	$—	$163

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

As a result of the Audit Committee Investigation, the Company performed a review of stock option grant measurement dates recorded for financial reporting purposes. The Company determined that during the period from May 2000 through December 31, 2005, the Company i) applied incorrect measurement dates in the accounting for certain stock options and ii) incorrectly accounted for certain stock options that should have been recorded using  variable accounting. Accordingly, the Company has restated its accumulated deficit as of January 1, 2005 and its consolidated financial statements for the three and nine months ended September 30, 2005 to record additional stock-based compensation to correctly account for its stock options and related tax adjustments. The Company has also corrected other previously unrecorded misstatements not related to the accounting for stock options previously deemed to be immaterial.

The following table reconciles net income (loss) and accumulated deficit as previously reported to the restated amounts (in thousands):

	Net Income (Loss)
	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005	Accumulated Deficit as of January 1, 2005
As previously reported	$(2,704)	$3,346	$(784,085)
Changes in net income (loss) and accumulated deficit
Stock-based compensation adjustments related to revised measurement dates	(417)	(1,887)	(49,156)
Stock-based compensation adjustments related to the application of variable accounting	(126)	(31)	(1,370)
Withholding tax adjustments	(68)	(194)	(755)
Other adjustments	(505)	(593)	(1,389)
Income taxes	—	—	883
Total change in net income (loss) and accumulated deficit	(1,116)	(2,705)	(51,787)
As restated	$(3,820)	$641	$(835,872)

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

In applying this framework, the Company revised the measurement dates for many grants which resulted in exercise prices that were less than the fair market value of the stock on the revised measurement dates. This outcome results in a stock-based compensation charge in accordance with APB 25. Adjustments related to revised measurement dates resulted in the Company recognizing additional stock-based compensation expense from 2000 through 2005 of approximately $52.9 million. The additional stock-based compensation for the three and nine months ended September 30, 2005 was $0.4 million and $1.9 million, respectively.

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

Subsequent to the enactment of the new NIC regulations in 1999, the Company granted stock options to its UK employees. The Company entered into agreements whereby the employee would be required to reimburse the Company for the taxes. Under the guidance of Issue 15 of Emerging Issues Task Force (“EITF”) Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, variable accounting is required for stock option grants when a cash payment contingent upon exercise is not fixed. Accordingly, an employee obligation to reimburse the employer for the amount of NIC taxes triggered by an exercise causes a variable exercise price for the grant, and thus, the options issued to UK employees resulted in the Company recording additional stock-based compensation expense from 2000 through 2005 totaling approximately $1.2 million. The effect on stock-based compensation for the three months ended September 30, 2005 was an increase to stock-based compensation of $126,000 and the effect on stock-based compensation for the nine months ended September 30, 2005 was an increase to stock-based compensation of $31,000.

Tax-Related Adjustments

Withholding Taxes

In addition to the above stock-based compensation charges, the Company has also recorded tax-related expense related to the Company’s stock option grants. The Company has determined that stock options previously classified as incentive stock options (“ISO”) no longer meet the criteria for ISO status since they were issued in the money on the revised measurement date. The disqualification of ISO status resulted in the failure to withhold certain employee income and payroll taxes and, consequently, the Company has recorded an additional expense, along with penalties and interest, in the periods of exercise. Withholding tax adjustments related to the disqualification of the ISO status of stock options totaled approximately $1.0 million from 2001 through 2005 and $0.1 million  and $0.2 million for the three and nine months ended September 30, 2005, respectively.

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

In order to remedy the unfavorable personal tax consequences for those who have not exercised stock options  subject to Section 409A, the Company intends to provide holders of these options the opportunity to amend their affected options. In December 2006, the Company entered into agreements with its directors and officers under which the Company will amend any affected stock options to increase the exercise price to the quoted market price on the revised measurement date and either provide cash payment in 2008 or issue restricted stock in 2007, at the Company’s discretion, to the option holder based on the difference in exercise price between the revised measurement date and original grant date. In February 2007, the Company determined it would provide a cash payment or restricted stock for the change in exercise price for the directors and officers. Certain directors and officers agreed to waive such cash payment or restricted stock from the Company for the difference in exercise price of certain affected stock options. The Company’s agreement with its directors and executives resulted in additional stock-based compensation expense of approximately $16,000 in the Company’s consolidated financial statements in the fourth quarter of 2006 and will result in additional stock-based compensation expense of approximately $1.2 million in the three months ended March 31, 2007.

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

Statement of Operations Adjustments

The following tables reconcile the amounts previously reported in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2005 to the corresponding restated amounts, which reflect the restatement adjustments previously described (in thousands, except per share data):

		Stock-based
		Compensation and
	As Previously	Tax-Related	Other
Three Months Ended September 30, 2005	Reported	Adjustments	Adjustments	As Restated
Revenue:
Product	$29,107	$—	$277	$29,384
Service	16,550	—	46	16,596
Total revenue	45,657	—	323	45,980
Cost of revenue:
Product	17,410	8	183	17,601
Service	6,073	83	219	6,375
Total cost of revenue	23,483	91	402	23,976
Gross profit	22,174	(91)	(79)	22,004
Operating expenses:
Research and development	11,787	189	(46)	11,930
Sales and marketing	10,845	274	(179)	10,940
General and administrative	5,455	57	651	6,163
Total operating expenses	28,087	520	426	29,033
Loss from operations	(5,913)	(611)	(505)	(7,029)
Interest expense	(121)	—	—	(121)
Interest income	2,690	—	—	2,690
Loss before income taxes	(3,344)	(611)	(505)	(4,460)
Income tax benefit	640	—	—	640
Net loss	$(2,704)	$(611)	$(505)	$(3,820)
Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$—	$(0.02)
Shares used in computing net loss per share:
Basic	248,801	—	—	248,801
Diluted	248,801	—	—	248,801

		Stock-based
		Compensation and
	As Previously	Tax-Related	Other
Nine Months Ended September 30, 2005	Reported	Adjustments	Adjustments	As Restated
Revenue:
Product	$92,904	$—	$230	$93,134
Service	44,456	—	(299)	44,157
Total revenue	137,360	—	(69)	137,291
Cost of revenue:
Product	39,657	24	(389)	39,292
Service	16,993	237	170	17,400
Total cost of revenue	56,650	261	(219)	56,692
Gross profit	80,710	(261)	150	80,599
Operating expenses:
Research and development	33,902	631	8	34,541
Sales and marketing	31,380	830	(51)	32,159
General and administrative	18,732	390	778	19,900
Total operating expenses	84,014	1,851	735	86,600
Loss from operations	(3,304)	(2,112)	(585)	(6,001)
Interest expense	(370)	—	(8)	(378)
Interest income	6,787	—	—	6,787
Income (loss) before income taxes	3,113	(2,112)	(593)	408
Income tax benefit	233	—	—	233
Net income (loss)	$3,346	$(2,112)	$(593)	$641
Net income (loss) per share
Basic and diluted:	$0.01	$(0.01)	$—	$—
Shares used in computing net income (loss) per share:
Basic	248,312	—	—	248,312
Diluted	253,221	(240)	—	252,981

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

Statement of Cash Flows Adjustments

The following tables reconcile the amounts previously reported in the Company’s consolidated statements of cash flows for the nine months ended September 30, 2005 to the corresponding restated amounts, which reflect the restatement adjustments previously described (in thousands):

	As Previously Reported	Stock-based Compensation and Tax-Related Adjustments	Other Adjustments	As Restated
Cash flows from operating activities:
Net income	$3,346	$(2,112)	$(593)	$641
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization of property and equipment	5,256	—	(67)	5,189
Stock-based compensation	15	1,918	—	1,933
Changes in current assets and liabilities:
Accounts receivable	(10,204)	—	2,646	(7,558)
Inventory	(1,942)	—	(102)	(2,044)
Other current assets	(1,155)	—	(858)	(2,013)
Accounts payable	4,043	—	—	4,043
Accrued expenses, deferred rent and accrued restructuring expenses	(4,390)	194	1,116	(3,080)
Deferred revenue	22,295	—	(2,066)	20,229
Cash flows provided by operating activities	17,264	—	76	17,340
Cash flows from investing activities:
Purchases of property and equipment	(11,271)	—	85	(11,186)
Maturities of available-for-sale marketable debt securities	146,400	—	—	146,400
Purchases of available-for-sale marketable debt securities	(151,660)	—	—	(151,660)
Maturities of held-to-maturity marketable debt securities and long-term investments	38,316	—	—	38,316
Purchases of held-to-maturity marketable debt securities and long-term investments	(31,980)	—	—	(31,980)
(Increase) decrease in restricted cash	(591)	—	1,091	500
Change in other assets	63	—	(160)	(97)
Cash flows used in investing activities	(10,723)	—	1,016	(9,707)
Cash flows from financing activities:
Sale of common stock in connection with employee stock purchase plan	4,516	—	—	4,516
Proceeds from exercise of stock options	1,877	—	—	1,877
Principal payments of capital lease obligations	(76)	—	—	(76)
Cash flows provided by financing activities	6,317	—	—	6,317
Net increase in cash and cash equivalents	12,858	—	1,092	13,950
Cash and cash equivalents, beginning of year	121,931	—	(1,092)	120,839
Cash and cash equivalents, September 30, 2005	$134,789	$—	$—-	$134,789
Supplemental disclosure of cash flow information:
Interest paid	$244	$—	$—	$244
Income taxes paid	$713	$—	$—	$713
Income tax refunds received	$454	$—	$—	$454
Supplemental disclosure of non-cash investing activities:
Non-cash purchases of property and equipment	$662	$—	$881	$1,543
Property and equipment acquired as part of a facility lease	$—	$—	$500	$500
Property and equipment acquired under capital lease	$—	$—	$163	$163

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

The accompanying consolidated financial statements include the accounts of Sonus and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

(b) Use of Estimates and Judgments

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these financial statements include revenue recognition for multiple element arrangements, allowances for doubtful accounts, estimated fair value of investments, inventory reserves, expected future cash flows used to evaluate the recoverability of long-lived assets, restructuring and other related charges, contingencies associated with revenue contracts, assumptions used to determine the fair value of stock-based compensation, contingent liabilities,  and recoverability of Sonus’ net deferred tax assets and related valuation allowance. Sonus regularly assesses these estimates and records, changes in estimates in the period in which they become known. Sonus bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

(c) Cash Equivalents, Marketable Debt Securities and Long-Term Investments

Cash equivalents are stated at cost, which approximates fair value, and have remaining maturities of three months or less at the date of purchase.

Cash equivalents and marketable debt securities are invested in high-quality debt instruments, primarily U.S. Government, municipal and corporate obligations. Investments in U.S. Government and corporate obligations are classified as held-to-maturity, as Sonus has the intent and ability to hold them to maturity. Held-to-maturity marketable debt securities are reported at amortized cost. Investments in municipal obligations are classified as available-for-sale and are reported at fair value. Unrealized gains and losses from available-for-sale marketable debt securities were not material for the periods presented. The unrealized losses related to these securities at September 30, 2006 are not considered to be a permanent decline in the fair value of such securities. There have been no material realized gains or losses to date. Current marketable debt securities include held-to-maturity investments with remaining maturities of less than one year as of the balance sheet date and available-for-sale investments that are expected to be sold in the current period or to be used in current operations. Long-term investments include held-to-maturity investments with remaining maturities of one to five years as of the balance sheet date.

At September 30, 2006 and December 31, 2005, marketable debt securities and long-term investments consisted of the following (in thousands):

	September 30, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable debt securities
Available-for-sale:
State and municipal obligations	$32,350	$—	$—	$32,350
Held-to-maturity:
U.S. government agency notes	85,358	18	(121)	85,255
Corporate debt securities	32,413	7	(50)	32,370
Commercial paper	68,441	14	(384)	68,071
Certificates of deposit	625	—	—	625
	$219,187	$39	$(555)	$218,671
Long-term investments
Held-to-maturity:
U.S. government agency notes	$43,990	$42	$(58)	$43,974
Corporate debt securities	20,332	14	(20)	20,326
	$64,322	$56	$(78)	$64,300

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable debt securities
Available-for-sale:
State and municipal obligations	$97,875	$—	$—	$97,875
Held-to-maturity:
U.S. government agency notes	16,643	—	(88)	16,555
Corporate debt securities	18,503	—	(79)	18,424
Commercial paper	5,950	—	(13)	5,937
Certificates of deposit	1,598		(4)	1,594
	$140,569	$—	$(184)	$140,385
Long-term investments
Held-to-maturity:
U.S. government agency notes	$17,993	$—	$(48)	$17,945

At September 30, 2006 and December 31, 2005, Sonus had $341,000 and $591,000, respectively, in restricted cash, which is used to collateralize standby letters of credit. Restricted cash is included in Other current assets in the Condensed Consolidated Balance Sheets.

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

(d) Concentrations of Credit and Off-Balance Sheet Risk, Significant Customers and Limited Suppliers

The financial instruments that potentially subject Sonus to concentrations of credit risk are cash, cash equivalents, marketable debt securities, accounts receivables and long-term investments. Sonus’ cash, cash equivalents and investment portfolio holdings were diversified among five financial institutions at September 30, 2006.

Beginning in the third quarter of 2005, Sonus entered into foreign exchange contracts to hedge against currency fluctuations related to a particular account receivable and orders denominated in Japanese Yen. Sonus recorded income associated with such foreign exchange contracts of $196,000 and $125,000, respectively, during the three and nine months ended September 30, 2006. These amounts are included in General and administrative expense in the Condensed Consolidated Statements of Operations for those periods.

The following customers each contributed at least 10% of Sonus’ revenue in at least one of the three and nine month periods ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
Customer	2006	2005	2006	2005
A	43%	*	16%	*
B	*	33%	25%	29%

*                    Represents less than 10% of revenue.

Two customers at both September 30, 2006 and December 31, 2005, each accounted for at least 10% of Sonus’ accounts receivable balance, representing a total of approximately 32% and 43%, respectively, of the Company’s total accounts receivable balances. Sonus performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Sonus maintains an allowance for doubtful accounts and such losses have been within management’s expectations.

The following table shows the percentage of revenue by geographic region for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
United States	46%	76%	71%	80%
Japan	51	3	23	6
Other Asia Pacific	*	10	3	9
Europe, Middle East and Africa	3	8	3	4
Other	*	3	*	1
	100%	100%	100%	100%

*                    Represents less than 1% of revenue.

Certain components and software licenses from third parties used in Sonus’ products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus’ delivery of products and thereby materially adversely affect Sonus’ revenue and operating results.

In 2006, Sonus consolidated its manufacturing to a single manufacturer. Failure to manage these consolidation activities could result in a disruption in the supply of its products and in delays in the fulfillment of the Company’s customer orders.

(e) Accounts Receivable

Accounts receivable consist of the following (in thousands):

	September 30, 2006	December 31, 2005
		(As Restated, See Note 2)
Earned accounts receivable	$31,925	$48,804
Unearned accounts receivable	17,387	23,883
Accounts receivable, gross	49,312	72,687
Allowance for doubtful accounts	(631)	(426)
Accounts receivable, net	$48,681	$72,261

Unearned accounts receivable represent products shipped to customers where Sonus has a contractual right to bill the customer and collectibility is probable under ordinary collection terms prior to satisfying Sonus’ revenue recognition criteria. The allowance for doubtful accounts is based on Sonus’ detailed assessment of the collectibility of specific customer accounts.

(f) Inventory

Inventory consists of the following (in thousands):

	September 30, 2006	December 31, 2005
		(As Restated, See Note 2)
On-hand final assemblies and finished goods inventory	$18,537	$19,457
Unearned inventory	13,956	20,979
Evaluation inventory	5,228	4,615
Inventory, gross	37,721	45,051
Excess, obsolete and evaluation reserve	(7,243)	(7,351)
Inventory, net	30,478	37,700
Less current portion	(26,053)	(37,700)
Long-term portion (included in Other assets)	$4,425	$—

Inventory is stated at the lower of cost (first-in, first-out basis) or market and consists of final assembly materials and finished goods.

Unearned inventory represents deferred cost of revenue for product shipments to customers prior to satisfaction of Sonus’ revenue recognition criteria. Unearned inventory amounts related to revenue which the Company does not expect to recognize within one year of the balance sheet date are recorded as long-term assets and included as a component of Other assets in the Consolidated Balance Sheets.

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

(g) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from two to five years. Leasehold improvements are amortized over the lesser of the lease term or five years. When an item is sold or retired, the cost and related accumulated depreciation or amortization is eliminated, and the resulting gain or loss, if any, is recognized in income (loss) from operations in the Condensed Consolidated Statement of Operations.

(h) Other Assets

Other assets consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Prepaid commissions	$980	$1,310
Prepaid royalties	428	—
Deposits	638	631
Unearned inventory	4,425	—
	$6,471	$1,941

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

Many of Sonus’ sales involve complex contractual, multiple-element arrangements. When a sale includes multiple elements, such as products, maintenance and/or professional services, Sonus recognizes revenue using the residual method. Revenue associated with undelivered elements that are not considered essential to the functionality of the product and for which VSOE has been established, is deferred based on the VSOE value and any remaining arrangement fee is then allocated to, and recognized as, product revenue. VSOE is determined based upon the price charged when the same element is sold separately or established by the relevant pricing authority. If Sonus cannot establish VSOE for each undelivered element, including specified upgrades, it defers revenue on the entire arrangement until VSOE for all undelivered elements is known or all elements are delivered and all other revenue recognition criteria are met.

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

Sonus sells the majority of its products directly to end users. For products sold to resellers and distributors, Sonus typically recognizes revenue on a sell-through basis utilizing information provided to Sonus from its resellers and distributors. Through December 31, 2005, no revenues had been recognized on a sell-in basis due to the limited return history associated with shipments to resellers and distributors. During the first quarter of 2006, Sonus began reporting revenue from its original equipment manufacturer (“OEM”) relationship with Motorola, Inc. (“Motorola”) on a sell-in basis, where revenue is recognized upon the shipment of products to Motorola, assuming all other requirements for revenue recognition have been met. Sonus had previously recognized revenue for sales to Motorola when products had been sold by Motorola to its customers. This change reflects two years of history with Motorola during which Sonus has experienced no returns, no price concessions and an excellent payment history. As a result of this history, Sonus has determined that the risk of a potential price concession has been eliminated and therefore the price for products sold to Motorola is now fixed or determinable upon sale to Motorola. In the three and nine months ended September 30, 2006, Sonus recognized revenue totaling approximately $0.1 million and $3.7 million, respectively, in connection with sales of products to Motorola that had not yet sold through to Motorola’s customers. This revenue would have been recognized in subsequent quarters if the Company had not changed to a sell-in basis for Motorola during the first quarter. This additional revenue from Motorola negatively affected product gross margins as revenue from OEM relationships typically have lower margin profiles than revenue from direct sales to customers. This additional revenue and related costs reduced pre-tax income by approximately $0.2 million in the three months ended September 30, 2006. However, this additional revenue and related costs contributed approximately $1.2 million of additional pre-tax income in the nine months ended September 30, 2006. These transactions did not change reported basic and diluted net income per share for the three months ended September 30, 2006 or diluted net income per share for the nine months then ended. However, these transactions increased basic net income share by $0.01 for the nine months ended September 30, 2006.

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

(j) Deferred Revenue

Deferred revenue consists of the following (in thousands):

	September 30, 2006	December 31, 2005
		(As Restated, See Note 2)
Maintenance and support contracts	$48,545	$67,354
Customer deposits	15,547	30,952
Unearned revenue	17,387	23,883
Total deferred revenue	81,479	122,189
Less current portion	(57,906)	(88,336)
	$23,573	$33,853

Revenue from maintenance and support contracts is recognized ratably over the life of the maintenance and support period. Customer deposits represent payments received in advance of revenue recognition. Unearned revenue represents billings for which payment has not been received and revenue recognition criteria have not been met. At September 30, 2006 and December 31, 2005, both deferred revenue and accounts receivable excluded $10.4 million and $5.3 million, respectively, related to products shipped and billed to customers for which revenue is recognized as cash is collected, or for which title had not passed to the customer.

(k) Stock-Based Compensation

Sonus issues stock options and restricted stock pursuant to the 1997 Stock Incentive Plan (“Stock Plan”) and provides employees the right to purchase stock pursuant to the 2000 Employee Stock Purchase Plan (“ESPP”). Prior to January 1, 2006, we accounted for all of employee and non-employee director stock-based compensation awards using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and provided the required disclosures in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”). For stock-based compensation related to the ESPP, Sonus follows SFAS 123R, as interpreted by Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. Sonus accounts for all stock-based compensation awards to consultants and other non-employees in accordance with the FASB EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, and SFAS 123, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure (prior to January 1, 2006) or in accordance with SFAS 123R (subsequent to December 31, 2005). Modifications to non-employee stock-based awards are accounted for in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Sonus followed FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, in the recognition of stock-based compensation expense measured under APB 25 (prior to January 1, 2006) and the straight-line method in the recognition of stock-based compensation expense under SFAS 123 (prior to January 1, 2006) and SFAS 123R (subsequent to December 31, 2005). Under both APB 25 and SFAS 123R, the requisite service period over which stock-based compensation is expensed generally equals the vesting periods of the awards.

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

Sonus recorded $2.4 million and $7.5 million of stock-based compensation for the three and nine months ended September 30, 2006, respectively, and $0.6 million and $1.9 million of stock-based compensation for the three and nine months ended September 30, 2005, respectively. These amounts are included as components of the following expense categories in the Condensed Consolidated Statements of Operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(As Restated, See Note 2)		(As Restated, See Note 2)
Product cost of revenue	$34	$7	$59	$22
Service cost of revenue	243	79	726	227
Research and development	630	183	2,050	613
Sales and marketing	769	279	2,445	828
General and administrative	761	6	2,200	243
	$2,437	$554	$7,480	$1,933

In addition, Sonus included in inventory approximately $27,000 of stock-based compensation at September 30, 2006.

At September 30, 2006, there was $15.5 million of unrecognized compensation cost related to share-based awards, which is expected to be recognized over a weighted average period of approximately three years.

Sonus used the Black-Scholes valuation model for estimating the grant-date fair value of employee stock options granted after the adoption of SFAS 123R using the following assumptions for the three and nine months ended September 30, 2006:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Risk-free interest rate	4.8%	4.8%
Expected dividend yield	—	—
Expected volatility	62%	62%-85%
Weighted average volatility	62%	75%
Expected life (years)	4.5	4.5

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

The following table summarizes information relating to Stock Plan activity during the nine months ended September 30, 2006:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2006	45,333,532	$4.74
Granted	4,313,000	$4.80
Exercised	(6,081,999)	$3.80
Forfeited	(275,016)	$4.10
Expired	(1,206,807)	$7.78
Outstanding at September 30, 2006	42,082,710	$4.80	6.30	$33,070
Vested or expected to vest at September 30, 2006	41,539,567	$4.80	6.26	$32,731
Exercisable at September 30, 2006	36,103,174	$4.84	5.89	$28,827

The weighted average fair value of stock options granted during the three and nine months ended September 30, 2006 was $2.51 and $3.01, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $3.1 million and $7.6 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2005 was $0.8 million and $1.5 million, respectively. The total fair value of options vested during the three and nine months ended September 30, 2006 was $1.3 million and $4.8 million, respectively. The total fair value of options vested during the three and nine months ended September 30, 2005 was $19.1 million and $42.8 million, respectively.

During the nine months ended September 30, 2006, Sonus awarded 200,000 restricted shares of common stock to an officer under the 1997 Plan and 210,000 restricted shares of common stock in the aggregate to five employees under the 1997 Plan. The award to the officer vests over approximately two years while the awards to the employees vest over four years. The grant date fair value of the award to the officer was $4.82 per share. The grant-date fair value of the awards to the employees was $4.47 per share. All awards were unvested at September 30, 2006.

Sonus used the Black-Scholes valuation model, to value shares of common stock issued under the ESPP. In valuing the ESPP shares, Sonus used an assumed risk-free interest rate range of 2.7% to 5.1%, an expected volatility range of 51% to 117%, an expected life of six months to two years and no expected dividend yield for the three months ended September 30, 2006. For the nine months ended September 30, 2006, Sonus used an assumed risk-free interest rate range of 1.8% to 5.1%, an expected volatility range of 51% to 126%, an expected life of six months to two years and no expected dividend yield.

SFAS 123R requires the presentation of pro forma information for the comparative period prior to the adoption as if Sonus had accounted for stock-based compensation expense under the fair value method under SFAS 123. The following table shows Sonus’ pro forma net loss and net loss per share as if accounted for under SFAS 123 for the three and nine months ended September 30, 2005 (in thousands, except per share data):

	Three months ended September 30, 2005	Nine months ended September 30, 2005
	(As Restated, See Note 2)	(As Restated, See Note 2)
Net income (loss) as reported	$(3,820)	$641
Plus: Employee stock-based compensation expense included in net income under intrinsic value method related to options	554	1,933
Less: Employee stock-based compensation under fair value method(1)	(9,312)	(34,502)
Pro forma net loss	(12,578)	$(31,928)
Basic and diluted net income (loss) per share:
As reported	$(0.02)	$—
Pro forma	$(0.05)	$(0.13)

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

Sonus used the Black-Scholes valuation model to estimate the fair value of employee stock options granted during the three and nine months ended September 30, 2005 with the following assumptions:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Risk-free interest rate	4.0%	4.0%
Expected dividend yield	—	—
Expected volatility	116%	116%-124%
Weighted average volatility	116%	118%
Expected life (years)	4.0	4.0

The weighted average fair value of stock options granted during the three and nine months ended September 30, 2005 was $3.79 and $3.72, respectively.

For shares purchased under the ESPP during the three months ended September 30, 2005, Sonus used the Black-Scholes model, with an assumed risk-free interest rate range of 1.8% to 3.6%, an expected volatility range of 60% to 150%, an expected life of six months to two years and no expected dividend yield. During the nine months ended September 30, 2005, Sonus used an assumed risk-free interest rate of 1.3% to 3.62%, expected volatility of 57% to 154%, an expected life of six months to two years and a zero expected dividend yield.

(l) Comprehensive Income (Loss)

Sonus’ comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(As Restated, See Note 2)		(As Restated, See Note 2)
Net income (loss)	$14,370	$(3,820)	$29,100	$641
Foreign currency translation adjustments	(13)	—	(34)	—
Comprehensive income (loss)	$14,357	$(3,820)	$29,066	$641

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

(n) Net Income (Loss) Per Share

Net income (loss) per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive. Potential dilutive common shares consist of common stock issuable upon the exercise of stock options and purchases of common shares under the Company’s ESPP using the treasury stock method.

The calculation of shares used to compute basic and diluted net income per share is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(As Restated, See Note 2)		(As Restated, See Note 2)
Weighted average shares outstanding—basic	254,102	248,801	252,291	248,312
Potential dilutive common shares	3,056	—	3,701	4,669
Weighted average shares outstanding—diluted	257,158	248,801	255,992	252,981

The calculation above for the three ended September 30, 2006 excludes options to purchase shares of common stock aggregating 23,342,797 shares, as their effect would be antidilutive. The calculation above for the nine months ended September 30, 2006 excludes options to purchase shares of common stock and shares of common stock issuable upon conversion of a convertible subordinated note aggregating 21,091,145 shares, as their effect would be antidilutive.

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

In addition, certain of Sonus’ customer contracts include provisions under which Sonus may be obligated to pay penalties generally for the contractual period or for the life of the product if Sonus’ products fail or do not perform in accordance with specifications. Sonus accrues for such contingent obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. Sonus has not incurred significant costs related to such provisions. Sonus periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. At September 30, 2006 and December 31, 2005, Sonus had $45,000 and $84,000, respectively, of warranty reserves recorded.

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

(q) Reclassification

The presentation of stock-based compensation for the three and nine months ended September 30, 2005, which historically has been presented separately in the Condensed Consolidated Statements of Operations, has been reclassified into the applicable cost and expense categories to conform to the presentation for the three and nine months ended September 30, 2006.

(r) Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. SFAS 159 establishes presentation and disclosure requirements, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective in fiscal years beginning after November 15, 2007, although its provisions may be applied earlier if certain conditions are met. The Company is currently evaluating the impact of SFAS 159 on its consolidated results of operations and financial condition.

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

2002 Restructuring Accrual

The Company periodically reviews its restructuring accruals to identify any excess or deficits related to planned and previously recorded initiatives, including changes to such plans. In the third quarter of fiscal 2006, the Company revoked its decision to abandon a facility for which costs had been accrued as part of the 2002 restructuring initiative and accordingly, reversed the accrual of $0.5 million related to this initiative. This reversal is reflected as a reduction to General and administrative expense in the Company’s Condensed Consolidated Statements of Operations for both the three and nine months ended September 30, 2006.

The following table summarizes the activity during the nine months ended September 30, 2006 relating to Sonus’ accrual for fiscal 2002 restructuring actions (in thousands):

	Balance December 31, 2005	Cash payments	Reversal for changes in estimate	Balance September 30, 2006
Consolidation of facilities	$613	$(146)	$(467)	$—

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

On June 14, 2006, C2 Communications sued AT&T, Inc., Verizon Communications, Inc., Qwest, Bellsouth, Sprint Nextel Corporation, Global Crossing and Level 3 in the Eastern District of Texas, Marshall Division. C2 Communications has alleged that each of the defendants infringe U.S. Patent No. 6,243,373 entitled “Method and Apparatus for Implementing a Computer Network Internet Telephone System.”  Sonus has agreed, subject to certain conditions, to assume the defense of Qwest, Global Crossing and Level 3 in this litigation to the extent the claim results from their use of products purchased from Sonus. There can be no assurance that other defendants who have purchased Sonus products will not seek indemnification from Sonus. The court issued a scheduling order with a trial date of August 4, 2008. Sonus believes that the defendants have substantial legal and factual defenses to the infringement claim, which the Company intends to pursue vigorously on behalf of the defendants for whom Sonus agrees or is required to assume defense of the litigation. However, there is no assurance any of the defendants will prevail in defending this action. There also can be no assurance that Sonus will not be required to indemnify any of the defendants from any judgment of infringement rendered against them. Sonus may be required to devote significant time and resources in connection with assuming the defense of the claim of infringement on behalf of the defendants for whom Sonus has agreed to assume defense of the litigation. An adverse outcome with respect to the claim and Sonus’ indemnification could have a material adverse impact on Sonus’ business, operating results and financial condition. Sonus cannot predict the ultimate outcome of this litigation or any potential impact on the Company’s operating results or financial position.

On November 14, 2006, a purported shareholder derivative lawsuit was filed in the United District Court for the District of Massachusetts against Sonus and certain of its officers and directors, naming Sonus as a nominal defendant. Other purported shareholders filed virtually identical complaints. The suits claim that certain of Sonus’ officers and directors breached their fiduciary duties to its stockholders and to Sonus in connection with its announced stock option review. The complaints are derivative in nature and do not seek relief from Sonus. However, Sonus has entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to the Company’s obligations under the indemnification agreements or applicable Delaware law. By order dated December 18, 2006, the Court consolidated the actions. The plaintiffs have filed a consolidated complaint. The defendants filed on March 19, 2007 a motion to dismiss the consolidated complaint. The Court held a hearing on July 11, 2007, and took the motion under advisement. Sonus believes that it has substantial legal and factual defenses to the derivative claims, which it intends to pursue vigorously. There is no assurance Sonus will prevail in defending these actions. Sonus cannot predict the ultimate outcome of this litigation or any potential impact on the Company’s operating results or financial position.

On January 19, 2007, a purported shareholder derivative lawsuit was filed in the Superior Court Department of Middlesex County of Massachusetts against certain of the Sonus’ directors and officers, also naming Sonus as a nominal defendant. Another purported shareholder filed a virtually identical complaint. The suits assert similar claims and seek relief similar to the derivative suits filed in federal court. On May 7, 2007, the plaintiffs filed a consolidated complaint. On June 6, 2007, the defendants moved to dismiss the consolidated complaint. The Court scheduled a hearing on the motion for August 14, 2007. Sonus believes that it has substantial legal and factual defenses to the derivative claims, which it intends to pursue vigorously. There is no assurance Sonus will prevail in defending these actions. Sonus cannot predict the ultimate outcome of this litigation or any potential impact on the Company’s operating results or financial position.

As announced on March 19, 2007, the SEC is conducting a formal private investigation into Sonus’ historical stock option granting practices. If the Company is subject to adverse findings, it could be required to pay damages or penalties or have other remedies imposed, including criminal penalties, which could adversely Sonus’ business, financial position or results of operations.

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

The Internal Revenue Service has notified the Company that its payroll tax returns for the years ended December 31, 2004, 2005 and 2006 have been selected for audit in connection with its stock option review. In connection with the restatement of its financial statements included in this Form 10-Q, Sonus has recorded approximately $1.6 million of accruals for additional tax, penalties and interest related to adjustments resulting from errors in stock option accounting. For more information about stock-based compensation, including the financial statement impact from the restatement, see “Explanatory Note” preceding part I, Item 1; Note 2, “Restatement of Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements. Sonus could be required to pay additional tax, penalties or interest, or have other remedies imposed, which could adversely impact its business, financial position or results of operations.

(6)          Convertible Subordinated Note

In May 2001, Sonus completed a private placement of an aggregate principal amount of $10.0 million of a 4.75% convertible subordinated note with a customer. Repayment on the convertible subordinated note was due and made in May 2006.

(7)          Subsequent Events

On April 13, 2007, Sonus completed the acquisition of Zynetix Limited (“Zynetix”), a privately-held designer of innovative Global System for Mobile Communications (“GSM”) infrastructure solutions located in the United Kingdom. In consideration, we paid the selling shareholders £3,000,000 on the acquisition date (U.S. $5.9 million as of the acquisition date) and £1,330,583 on June 11, 2007 (U.S. $2.6 million as of June 11, 2007). The Share Purchase Agreement also includes two additional potential payments to the selling shareholders: (1) £1,500,000 (U.S. $3.0 million as of the acquisition date) payable on May 1, 2008; and (2) 175,000 shares of Sonus common stock deliverable on April 30, 2009, contingent upon the business achieving certain predetermined financial and business metrics.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are subject to a number of risks and uncertainties. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and ourselves, and we do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the factors set forth in Item 1A. Risk Factors in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2006 to be filed immediately after the filing of this Quarterly Report on Form 10-Q.

The following information has been adjusted to reflect the restatement of the our financial results, which is more fully described in the “Explanatory Note” preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Condensed Consolidated Financial Statements of this Form 10-Q. The net of tax impact of the restatement on our results of operations amounted to the addition of $1.1 million and $2.7 million of net expense for the three and nine months ended September 30, 2005, respectively.

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

Starting in 2004 and continuing into 2006, there was increased interest and activity in the market for packet-based voice infrastructure products. This trend has been reflected in our order activity as we achieved record orders in the fourth quarter of fiscal 2004 and on an annual basis in fiscal 2005. Customer orders were greater than revenue for the three months ended September 30, 2006. While it remains uncertain as to the speed and extent of the adoption of carrier packet voice infrastructure products by large carriers, we believe that over time the market opportunity for packet voice solutions is substantial. For the three and nine months ended September 30, 2006, revenues were $76.0 million and $200.5 million, respectively, compared to $46.0 million and $137.3 million for the three and nine months ended September 30, 2005, respectively, reflecting continuing improvements in the market for packet-based voice infrastructure products, as well as increased service revenues resulting from the growing installed base of our products.

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

Since our inception through December 31, 2003, we incurred significant losses. At September 30, 2006, we had an accumulated deficit of $802.0 million. Although we achieved profitability in the first three quarters of 2006 and on an annual basis in fiscal years 2005 and 2004, we incurred net losses for the first and third quarters of fiscal 2005 and may incur additional losses in future quarters and years. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses, many of which are fixed prior to the beginning of any particular fiscal period and, as a result, we will need to generate significant revenues to maintain profitability.

Recent Developments

On April 13, 2007, we completed the acquisition of Zynetix Limited (“Zynetix”), a privately-held designer of innovative Global Systems for Mobile Communications (“GSM”) infrastructure solutions located in the United Kingdom. In consideration, we paid the selling shareholders £3,000,000 on the acquisition date (U.S. $5.9 million as of the acquisition date) and £1,330,583 on June 11, 2007 (U.S. $2.6 million as of June 11, 2007). The Share Purchase Agreement also includes two additional potential payments to the selling shareholders: (1) £1,500,000 (U.S. $3.0 million as of the acquisition date) payable on May 1, 2008; and (2) 175,000 shares of Sonus common stock deliverable on April 30, 2009, contingent upon the business achieving certain predetermined financial and business metrics.

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

Under the modified prospective transition method, the unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method, Black-Scholes, and assumptions determined under the original provisions of SFAS 123. We recorded $2.4 million and $7.5 million of stock-based compensation in the consolidated statement of operations for the three and nine months ended September 30, 2006, included in the following expense categories (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Product cost of revenue	$34	$59
Service cost of revenue	243	726
Research and development	630	2,050
Sales and marketing	769	2,445
General and administrative	761	2,200
	$2,437	$7,480

In addition, we included in inventory approximately $27,000 of stock-based compensation at September 30, 2006.

The recording of stock-based compensation expense for the three and nine months ended September 30, 2006 resulted in a decrease in net income of $2.4 million and $7.5 million, respectively and a decrease in basic and diluted earnings per share of $0.01 and $0.03, respectively. As of September 30, 2006, there was $15.5 million of unrecognized compensation cost related to options, which is expected to be recognized over a weighted average period of 3 years.

Under the provisions of APB 25, we recorded $0.6 million and $1.9 million for the three and nine months ended September 30, 2005, respectively, of stock-based compensation in the consolidated statements of operations, included in the following expense categories (in thousands):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Product cost of revenue	$7	$22
Service cost of revenue	79	227
Research and development	183	613
Sales and marketing	279	828
General and administrative	6	243
	$554	$1,933

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

For more information about stock-based compensation, including the financial statement impact from the restatement, see “Explanatory Note” preceding Part I, Item 1, Note 2, “Restatement of Consolidated Financial Statements” and Note 3, “Summary of Significant Accounting Policies” Item (j) “Stock-Based Compensation” in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q and “Critical Accounting Policies and Estimates” below.

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

We sell the majority of our products directly to our service provider customers. For products sold to resellers and distributors, we typically recognize revenue on a sell-through basis utilizing information provided to us from our resellers and distributors. Through December 31, 2005, no revenues have been recognized on a sell-in basis due to the limited history of shipments to resellers and distributors. During the first quarter of 2006, we began reporting revenue from our original equipment manufacturer (“OEM”) relationship with Motorola, Inc. (“Motorola”) on a sell-in basis, where revenue is recognized upon the shipment of products to Motorola, assuming all other requirements for revenue recognition have been met. We had previously recognized revenue for sales to Motorola when products had been sold through by Motorola to its customers. This change reflects two years of history with Motorola during which we have experienced no returns, no price concessions and an excellent payment history. As a result of this history, we have determined that the risk of a potential price concession has been eliminated and therefore the price for products sold to Motorola is now fixed or determinable upon sale to Motorola. In the three and nine months ended September 30, 2006, we recognized revenue totaling approximately $0.1 million and $3.7 million, respectively, in connection with sales of products to Motorola through September 30, 2006 that had not yet sold through to Motorola’s customers. This revenue would have been recognized in subsequent quarters if we had not changed to a sell-in basis for Motorola during the first quarter. This additional revenue from Motorola in the quarter negatively affected product gross margins as revenue from OEM relationships typically have lower margin profiles than revenue from direct sales to customers. This additional revenue and related costs reduced pre-tax income by approximately $0.2 million in the three months ended September 30, 2006. However, this additional revenue and related costs contributed approximately $1.2 million of pre-tax income for the nine months ended September 30, 2006. These transactions did not change reported basic and diluted net income per share for the three months ended September 30, 2006 or diluted net income per share for the nine months then ended. However, these transactions increased basic net income per share by $0.01 for the nine months ended September 30, 2006.

Deferred Revenue.   We record deferred revenue for product delivered or services performed for which collection of the amount billed is either probable or has been collected but other revenue recognition criteria have not been satisfied. Deferred revenue includes customer deposits and amounts associated with maintenance contracts. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is classified as long-term deferred revenues.

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

We record a full inventory reserve for evaluation equipment at the time of shipment to our customers as a charge to sales and marketing expense, as it is probable that the inventory value will not be realizable. If these evaluation shipments are later purchased by our customers, we reclassify amounts previously charged to sales and marketing expense to cost of revenue in the period that all revenue recognition criteria are met.

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

Stock-Based Compensation.   Prior to January 1, 2006, we accounted for all of employee and non-employee director stock-based compensation awards using the intrinsic value method under APB 25, and provided the required disclosures in accordance with SFAS 123. On January 1, 2006, we adopted SFAS 123R, using the modified prospective transition method. We account for all stock-based compensation awards to consultants and other non-employees in accordance with the FASB Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, and SFAS 123, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure (prior to January 1, 2006), or in accordance with SFAS 123R (subsequent to December 31, 2005). We followed FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an Interpretation of APB Opinions No. 15 and 25, in the recognition of stock-based compensation expense measured under APB 25 (prior to January 1, 2006) and the straight-line method in the recognition of stock-based compensation expense under SFAS 123 (prior to January 1, 2006) and SFAS 123R (subsequent to December 31, 2005). Under both APB 25 and SFAS 123R, the requisite service period over which stock-based compensation is expensed generally equals the vesting periods of the awards.

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

(4)         If the stock option grant was approved by UWC and we did not have clear evidence of the date the principal terms of the grant were communicated to the recipients or the date of receipt of the last signature on the UWC, we reviewed all other available evidence and used its judgment to determine the most likely measurement date. The additional available evidence included, but was not limited to:

a.                  the next date that the two Compensation Committee members were physically present at a Board-level meeting where the UWC may have been signed and the meeting occurred within a reasonable time period; and

b.                 the date by which at least 90% of the stock option grant was entered into our stock option administration system.

Measurement dates for approximately 6% of the total number of grants were determined based on the next date that the two Compensation Committee members were physically present at a Board-level meeting and approximately 15% when at least 90% of the stock option grant was entered into our stock option administration system.

After selecting a measurement date through one of the four steps in the above framework, we then determined if there were any changes to the individual grant recipients or amount of options granted after the selected measurement date. If there were no changes following the selected measurement date, then the measurement date would remain unchanged. If we identified changes following the selected measurement date, then the Company would evaluate whether the changes should delay the measurement date for the entire list of grants until the list became final or whether the changes should result in separate accounting for specific grants. Factors considered in evaluating whether it would be appropriate to delay the measurement date until the list was final included: (1) the frequency of any changes as well as the reason for any changes; (2) whether the changes were administrative in nature (corrections of errors for grants to which recipients would have been otherwise entitled); and (3) whether the changes reflected re-allocation of options among a broader range of recipients.

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

For an additional analysis, we also considered what the results would have been had we selected measurement dates based upon the low, average and high closing prices of our stock within the periods from the originally recorded grant dates to the revised measurement dates. Using this approach, we would have recorded (less) additional cumulative stock-based compensation from 2000 through 2005 of ($52.3) million, $1.4 million, and $55.1 million by selecting measurement dates based upon the low, average and high closing prices during those periods, respectively. Within this analysis, we also considered what the results could have been for measurement dates selected within each step of our framework. The additional (less) cumulative stock-based compensation from 2000 through 2005 under each category of our framework and in total based upon the low, average and high closing prices during those periods is as follows (in thousands):

Step	Low	Average	High
(1)	$—	$—	$—
(2)	(43.2)	4.4	50.0
(3)	(1.3)	(0.3)	0.8
(4)	(7.8)	(2.7)	4.3
	$(52.3)	$1.4	$55.1

The amount of additional (less) cumulative stock-based compensation by year from 2000 through 2005 under categories two, three and four of our framework based upon the low, average and high closing prices during those periods is as follows (in millions):

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

Information regarding the restatement is discussed in the “Explanatory Note” preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements”, of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q.

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

We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as we plan to permanently reinvest these amounts.

Three and Nine Months Ended September 30, 2006 and 2005

Revenue.   Revenue for the three and nine months ended September 30, 2006 and 2005 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Product	$53,485	$29,384	$146,880	$93,134
Service	22,524	16,596	53,604	44,157
Total revenue	$76,009	$45,980	$200,484	$137,291

Product revenue is comprised of sales of our voice infrastructure products, including our GSX9000TM and GSX4000TM. Open Services Switches, PSX Call Routing Server, SGX Signaling Gateway, ASX Feature Server, Sonus InsightTM Management System and related product offerings. Product revenue for the three and nine months ended September 30, 2006 increased 82% and 57.7%, respectively, from the comparable prior year periods. The increase in product revenue for the three months ended September 30, 2006 was primarily the result of converting certain orders received during the prior fiscal quarters to product revenue. The increase for the nine months ended September 30, 2006 was primarily the result of the conversion to revenue of orders received in the second half of fiscal 2005, coupled with a higher percentage of product orders received and converted to revenue in the current year nine month period, compared to the same prior year period.

Service revenue is primarily comprised of hardware and software maintenance and support network design, installation and other professional services. Service revenue for the three and nine months ended September 30, 2006 increased 35.7% and 21.4%, respectively, from the comparable prior year periods. These increases were primarily a result of higher maintenance revenue due to our growing installed product base and an increase in installation revenue. For the nine months ended September 30, 2005, service revenue was partially offset by lower resident engineering revenue.

Cingular Wireless and KDDI Corporation each contributed 10% or more of our revenue during at least one of the three and nine month periods ended September 30, 2006 and 2005.

International revenue was approximately 54% and 24% of revenue for the three months ended September 30, 2006 and 2005, respectively, and 29% and 20% of revenue for the nine months ended September 30, 2006 and 2005, respectively. We expect that international revenue will remain uneven as a percentage of revenue from quarter to quarter.

Our deferred product revenue was $32.9 million and $54.8 million at September 30, 2006 and December 31, 2005, respectively. Our deferred service revenue was $48.6 million and $67.4 million at September 30, 2006 and December 31, 2005, respectively. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights, customer creditworthiness and maintenance revenue deferrals included in multiple element arrangements. At September 30, 2006 and December 31, 2005, deferred revenue and accounts receivable excluded $10.4 million and $5.3 million, respectively, related to products shipped and billed to customers which are collectible under extended payment terms, for which revenue is recognized as cash is collected, or for which title had not passed to the customer as of the period end date.

Cost of Revenue/Gross Profit.   Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and inventory obsolescence. Cost of revenue and gross profit as a percentage of revenue for the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Cost of revenue
Product	$18,612	$17,601	$50,694	$39,292
Service	7,571	6,375	21,287	17,400
Total cost of revenue	$26,183	$23,976	$71,981	$56,692
Gross profit margin (% of respective revenue)
Product	65.2%	40.1%	65.5%	57.8%
Service	66.4%	61.6%	60.3%	60.6%
Total gross profit margin	65.6%	47.9%	64.1%	58.7%

The increase in product gross profit as a percentage of revenue was primarily due to customer and product mix, partially offset by a greater percentage of revenue in fiscal 2006 from resellers with typically lower gross margins. Our product gross profit remained higher than our long-term financial model of 58% to 62%. We can provide no assurance that this favorable customer and product mix will continue, and we expect that over time our gross margins will return to levels consistent with our long-term financial model. The increase in service gross profit as a percentage of service revenue in the three months ended September 30, 2006, compared to the same prior year period, was primarily due to the increase in service revenue in the current year period. The decrease in the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, was primarily due to increased investment in our service organization to support the expansion of our installed base and stock-based compensation recorded in the current year periods. For the nine months ended September 30, 2006, this decrease was partially offset by an increase in service revenue. Our service cost of revenue is relatively fixed in advance of any particular quarter and, therefore, changes in service revenue will have a significant impact on service gross profit percentage.

Research and Development Expenses.   Research and development expenses consist primarily of salaries and related personnel costs and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $13.2 million for the three months ended September 30, 2006, an increase of $1.3 million, or 10.4%, from $11.9 million for the same period in fiscal 2005. Research and development expenses were $39.1 million for the nine months ended September 30, 2006, an increase of $4.6 million, or 13.3%, from $34.5 million for the same period in fiscal 2005. These increases primarily reflect an increase in salary and related expenses associated with increased headcount and stock-based compensation expense recorded during the three and nine months ended September 30, 2006. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success and we intend to continue to make substantial investments to enhance our products and technologies to meet the requirements of our customers and market.

Sales and Marketing Expenses.   Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluations and other marketing and sales support expenses. Sales and marketing expenses were $17.0 million for the three months ended September 30, 2006, an increase of $6.0 million, or 55%, from $10.9 million for the same period in fiscal 2005. Sales and marketing expenses were $46.6 million for the nine months ended September 30, 2006, an increase of $14.6 million, or 45.0%, from $32.2 million for the same period in fiscal 2005. The increases in the current year periods primarily reflect an increase in salaries and travel expenses associated with increased headcount related to the expansion of our worldwide sales and support coverage, higher commissions and stock-based compensation expense recorded during the three and nine months ended September 30, 2006.

General and Administrative Expenses.   General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses were $8.2 million for the three months ended September 30, 2006, an increase of $2.0 million, or 33.3%, from $6.2 million for the same period in fiscal 2005. General and administrative expenses were $22.4 million for the nine months ended September 30, 2006, an increase of $2.5 million, or 12.8%, from $19.9 million for the same period in fiscal 2005. These increases primarily reflect an increase in salary and related expenses associated with increased headcount and the recording of stock-based compensation expense during the three and nine months ended September 30, 2006, partially offset by a decrease in directors and officers insurance premiums. Higher professional fees, primarily related to our previously described stock option historical review, also contributed to the increases in the current year periods. These increases were partially offset by the reversal of $0.5 million of restructure reserves related to a change in our decision to abandon a facility for which costs had previously been accrued.

Interest Income, net.   Interest income consists of interest earned on our cash equivalents, marketable debt securities and long-term investments. Interest expense consists of interest incurred on a convertible subordinated note and capital lease obligations. Interest income, net of interest expense, was $4.0 million for the three months ended September 30, 2006, an increase of $1.5 million from $2.6 million for the same prior year period. Interest income, net of interest expense, was $11.2 million for the nine months ended September 30, 2006, an increase of $4.8 million from $6.4 million for the same period in fiscal 2005. These increases reflect the benefit of increases in the yield on our portfolio due to an increasing interest rate environment, shifting some of the marketable debt securities to longer-term investments with a higher yield during 2006, and an overall increase in cash and investments compared to the prior year.

Income Taxes.   We provide for income taxes during interim periods based on the estimated effective tax rate for the full fiscal year, and record a cumulative adjustment to the tax provision in an interim period in which a change in the estimated annual effective tax rate is determined. We recorded a provision for income taxes of $1.2 million and $2.4 million for the three and nine months ended September 30, 2006, respectively. The provision in both current year periods includes $0.5 million of provision attributable to a discrete item related to the recognition of revenue in a foreign jurisdiction that had previously been deferred. In the three and nine months ended September 30, 2005, we recorded benefits from income taxes of

$0.6 million and $0.2 million, respectively. Our provisions for income taxes are primarily attributable to foreign income taxes and state income taxes in the U.S. We have recorded a full valuation allowance for the related federal and state net deferred tax asset due to the uncertainty of realizing the benefit of this asset.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

At September 30, 2006, our principal sources of liquidity were our cash, cash equivalents, marketable debt securities and long-term investments totaling $346.1 million.

Our operating activities provided $21.6 million of cash in the nine months ended September 30, 2006, compared to $17.2 million of cash in the same prior year period. Cash provided by operating activities in the current year period came from $29.1 million of net income, after adjustments for non-cash expense totaling $15.4 million, primarily stock-based compensation and depreciation and amortization of property and equipment. Net income and non-cash items were further benefited by decreases of $23.5 million and $12.1 million in accounts receivable and inventory. These amounts were partially offset by decreases of $41.2 million in deferred revenue, $10.1 million in accounts payable, $1.5 million in accrued expenses, deferred rent and accrued restructuring expenses and $0.4 million of payments of long-term obligations. Increases in other operating assets used $5.3 million in the current year period. Cash provided by operating activities in the nine months ended September 30, 2005 came from non-cash expenses related to depreciation and amortization of property and equipment and stock-based compensation. Higher levels of deferred revenue and accounts payable provided $20.2 million and $4.0 million of cash, respectively. These amounts were partially offset by increases to accounts receivable, inventory and other operating assets totaling $11.6 million, coupled with $3.1 million of cash used for accrued expenses, deferred rent and accrued restructuring expenses.

In the nine months ended September 30, 2006, our net investments in marketable debt securities and long-term investments were $124.9 million. At September 30, 2006, our investments had an average remaining maturity of 6 months. During the current year period, we spent $7.9 million to purchase property and equipment. In the nine months ended September 30, 2005, our investments in marketable debt securities and long-term investments were virtually equal to maturities of the same. We spent $11.2 million of cash to purchase property and equipment.

Our financing activities provided $17.9 million of cash in the nine months ended September 30, 2006, compared to $6.3 million in the same prior year period. Net cash provided by financing activities in both the current and prior year nine month periods was primarily attributable to proceeds from the exercise of stock options and the sale of common stock in connection with our employee stock purchase plan. Cash from these transactions totaled $27.9 million and $6.4 million in the nine months ended September 30, 2006 and 2005, respectively. These proceeds in the current year period were partially offset by the repayment, in May 2006, of our $10.0 million, 4.75% convertible subordinated note.

Based on our current expectations, we believe our current cash, cash equivalents, marketable debt securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. Although it is difficult to predict future liquidity requirements with certainty, the rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing operations, to improve our internal control environment and for other general corporate activities, as well as to vigorously defend against existing and potential litigation relating to the restatement of our consolidated financial statements. See Note 5 to our condensed consolidated financial statements.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. SFAS 159 establishes presentation and disclosure requirements, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective in fiscal years beginning after November 15, 2007, although its provisions may be applied earlier if certain conditions are met. We are currently evaluating the impact of SFAS 159 on our consolidated results of operations and financial condition.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We do not believe that a hypothetical 10% adverse movement in interest rates and foreign currency exchange rates would have a materially different impact than what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.                        Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the Exchange Act)), as of September 30, 2006, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Public Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management’s Report on Internal Control over Financial Reporting in our Annual Report on Form 10-K for December 31, 2005 described certain remediation initiatives designed to address the reported material weaknesses. During the quarter ended September 30, 2006, we continued to design enhancements to our controls and implemented a limited number of changes to address those reported material weaknesses as well as the two additional material weaknesses subsequently discovered in connection with the restatement of our consolidated financial statements for the years ended December 31, 2005 and 2004. As a result of the previously described material weaknesses, which were not remediated as of September 30, 2006, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2006.

Changes in Internal Control over Financial Reporting

In an effort to remediate the material weakness as described above, during the fiscal quarter ended September 30, 2006, we made changes that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting as follows:

Inadequate entity-level controls:

Risk assessment:

•       Enhanced and re-designed control activities for all business cycles to ensure they properly address business objectives and risks;

•       Enhanced the annual planning process to ensure business risks to company objectives are appropriately addressed; and

•       Enhanced the level of background checks performed on new employees to include all sales and finance personnel, Board members and all other management, director level and above.

Information and Communication:

•       Developed and conducted a web-based corporate ethics training program to provide an efficient tool for employees to meet annual compliance requirements.

Monitoring:

•       Improved foreign entity compliance with company policy regarding accounting, reporting and asset management.

Inadequate revenue recognition procedures and controls:

•       Enhanced the effectiveness of the review process for all product commitments to ensure committed features are authorized and validated against independent source documentation before revenue is recognized; and

•       Enhanced the effectiveness of the review process for recognizing revenue by requiring the Director of Accounting Operations to review and approve the reconciliation of the revenue sub-ledger report for the period to the general ledger balance.

Inadequate financial statement preparation and review procedures:

Completeness, accuracy, review and timely recording of transactions, reconciliations, and journal entries:

•       Implemented an automated travel and expense reimbursement application to improve the timeliness, accuracy and completeness of all travel-related expense reimbursement requests;

•       Designed a process to tag all fixed assets additions and to validate these transactions against source documents before entering the data into the fixed asset system; and

Inadequate design and documentation of controls:

•       Enhanced and redesigned control activities for all business cycles to ensure they properly address business objectives and risks.

Inadequate controls over the accounting for stock-based compensation:

•       Established procedures to help ensure that (a) stock option agreements are promptly prepared and signed following each employee’s new hire date or the date of grant to an existing employee, and (b) the grant information is promptly entered into our automated third-party stock administration system;

•       Improved communication among finance, human resource and legal functions to ensure potential issues are identified timely and all transactions are recorded in accordance with generally accepted accounting principles; and

•       Enhanced stock administration practices to address the new notification requirement of FAS 123R:

•        Modified offer letters to new hire employees to communicate grant date and number of shares.

•        Implemented a policy as part of new hire orientation for U.S.-based employees where our human resources administrator informs all new hires of the date of grant for their new hire option grants. New hire orientation for U.S.-based employees typically takes place on the employee’s start date.

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

As announced on March 19, 2007, the SEC is conducting a formal private investigation into our stock option granting practices. If we are subject to adverse findings, we could be required to pay damages or penalties or have other remedies imposed, including criminal penalties, which could adversely our business, financial position or results of operations.

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

The Internal Revenue Service has notified us that our payroll tax returns for the years ended December 31, 2004, 2005 and 2006 have been selected for audit in connection with our stock option review. In connection with the restatement of our financial statements included in this Form 10-Q, we  have recorded approximately $1.6 million of accruals for additional tax, penalties and interest related to adjustments resulting from errors in stock option accounting. For more information about stock-based compensation, including the financial statement impact from the restatement, see “Explanatory Note” preceding part I, Item 1; Note 2, “Restatement of Consolidated Financial Statements” of the Notes to the Condensed Consolidated Financial Statements. We could be required to pay additional tax, penalties or interest, or have other remedies imposed, which could adversely impact our business, financial position or results of operations.

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

Through, in part, the documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, Management has concluded that our disclosure controls and procedures and our internal control over financial reporting had material weaknesses as of December 31, 2006 as described in our Annual Report on Form 10-K for the year ended December 31, 2006, to be filed immediately after the filing of this Quarterly Report on Form 10-Q. We have taken certain actions to address those material weaknesses. Our inability to remedy such material weaknesses promptly and effectively could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. Prior to the elimination of these material weaknesses, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reporting.

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

On August 2, 2007, we filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Second Quarter Form 10-Q”), this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the “Third Quarter Form 10-Q”), and will file our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”) and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “First Quarter Form 10-Q”) with the SEC. We consider that the filing of these reports has remedied our non-compliance with Marketplace Rule 4310(c)(14), subject to NASDAQ’s affirmative completion of its compliance protocols and its notification to us accordingly. However, if NASDAQ disagrees with our position or if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports or other actions that might result in delisting of our common stock from the NASDAQ Global Select Market.

In August 2006, we received a NASDAQ Staff Determination letter stating that, as a result of the delayed filing of our Second Quarter Form 10-Q, we were not in compliance with the filing requirements for continued listing as set forth in the Marketplace Rule 4310(c)(14) and were therefore subject to delisting from the NASDAQ Global Select Market. In November 2006, we received an additional letter from NASDAQ of similar substance relating to our Third Quarter Form 10-Q. In December 2006, the NASDAQ Listing Qualifications Panel granted our request for continued listing, provided that we file the Second Quarter Form 10-Q, the Third Quarter Form 10-Q and any required restatements with the SEC on or before February 12, 2007. In February 2007, we received a notice from the NASDAQ Listing and Hearing Review Council which advised us that any delisting determination by the NASDAQ Listing Qualifications Panel has been stayed pending further review by the Review Council. In March 2007, we received a NASDAQ Staff Determination letter stating we were not in compliance with the continued listing requirements due to the delayed filing of our 2006 Form 10-K. On May 14, 2007,we received a NASDAQ Staff Determination letter stating that we were not in compliance with the continued listing requirements due to the delayed filing our First Quarter Form 10-Q. On May 10, 2007, we received a letter from NASDAQ that the NASDAQ Listing and Hearing Review Council had granted us an exception to demonstrate compliance with the continued listing requirements until June 26, 2007. On June 25, 2007, we received a letter from NASDAQ informing us that the NASDAQ Board of Directors had called for review the decision of the NASDAQ Listing and Hearing Review Council and granted a stay of delisting pending further review by the Board in July 2007. We received a letter dated July 18, 2007 from NASDAQ that the NASDAQ Listing and Hearing Review Council had granted us an exception to demonstrate compliance with the continued listing requirements until September 17, 2007.

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

To date, we have shipped our products to a limited number of customers. We expect that in the foreseeable future, the majority of our revenues will continue to depend on sales of our products to a limited number of customers. Two customers each contributed more than 10% of our revenues in the nine months ended September 30, 2006, or approximately 41% of revenue in the aggregate. One customer contributed approximately 28% of our revenues in fiscal 2005. Two customers each contributed more than 10% of our revenues, or approximately 29% in the aggregate, in fiscal 2004. Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by:

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

International revenues approximated $29 million in the nine months ended September 30, 2006 and $48 million in fiscal 2005, and we intend to expand our sales in international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues. We have limited experience marketing, distributing and supporting our products internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including:

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

Item 6.                        Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 2, 2007		SONUS NETWORKS, INC.
	By:	/s/ ELLEN B. RICHSTONE
Ellen B. Richstone
Chief Financial Officer (Principal Financial Officer)
	By:	/s/ PAUL K. MCDERMOTT
Paul K. McDermott
Vice President of Finance, Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002