Form 10-K
period 2006-12-31
SONUS NETWORKS INC
filed 2007-08-02
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

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

(978) 614-8100

(Registrant’s telephone number, including area code

250 Apollo Drive, Chelmsford, Massachusetts 01824
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock $0.001

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $1,215,000,000 based on the closing price for the Common Stock on the NASDAQ Global Select Market on June 30, 2006. As of July 27, 2007, there were 257,465,110 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

In this Annual Report on Form 10-K (“Form 10-K”), we are restating our consolidated financial statements as of December 31, 2005 and for each of the years ended December 31, 2005 and 2004, and each of the quarters in 2005 and the first quarter of 2006, which are included in “Financial Statements and Supplementary Data” in Item 8. This Form 10-K also reflects the restatement of selected financial data as of and for each of the years ended December 31, 2002 through 2005, which is included in “Selected Financial Data” in Item 6, and the fiscal years ended December 31, 2005 and 2004, which is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7. Immediately prior to the filing of this Form 10-K, we filed Quarterly Reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006. Immediately after the filing of this Form 10-K, we will file a Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. These Forms 10-Q contain restated financial information for the three and six months ended June 30, 2005, the three and nine months ended September 30, 2005 and the three months ended March 31, 2006.

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

Late 2004 Through Current

In response to a restatement of our consolidated financial statements completed in July 2004, material weaknesses identified in our internal control over financial reporting and the hiring of new members of senior management, including a new CFO in January 2005, we commenced in late 2004 and continuing into 2006, implementing a number of improvements to our stock option granting practices and controls. Notwithstanding these improvements, we continued to have issues with inadequate documentation and processes resulting in revised measurement dates for certain grants through 2005.

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

For all other current employees, we are working on a program that we expect to announce following the filing of this Form 10-K, that will make the employees whole and should eliminate the Section 409A taxes associated with the affected stock options that have not yet been exercised. The modification of the stock options held by other current employees will result in additional stock-based compensation being recorded, commencing when the program is completed. We estimate the maximum aggregate cash payments to option holders under the program to be approximately $3.7 million.

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

SONUS NETWORKS, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2006
TABLE OF CONTENTS

PART I

Item 1.                BUSINESS

This Annual Report on Form 10-K, as well as all other reports filed with or furnished to the United States Securities and Exchange Commission (“SEC”), are available free of charge through our Internet site (http://www.sonusnet.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Our IMS-based solution product suite includes the GSX9000™ Open Services Switch, GSX4000™ Open Services Switch, SGX™ Signaling Gateway, the PSX™ Call Routing Server, the ASX™ Call Feature Server, the NBS™ Network Border Switch, the Sonus Insight™ Management System and the IMXRApplication Platform. Our products, designed for deployment as the platform of a service provider’s voice network, can significantly reduce the cost to build and operate voice services compared to traditional alternatives. Moreover, our products offer a powerful and open platform for network operators to increase their revenues through the creation and delivery of new and innovative voice and data services. Our infrastructure equipment and software can be rapidly and easily deployed, and readily expanded to accommodate growth in traffic volume. Our products also interoperate with network operators’ existing telephone infrastructure, allowing them to preserve the investment in their current networks.

We have been recognized by independent market research firms as a worldwide market share leader in several key segments of the carrier-class packet voice infrastructure equipment market. Our announced customers include many of the world’s major service providers including: AT&T (including Cingular Wireless, BellSouth and AT&T Inc.), Cable and Wireless International (Caribbean and Europe), Carphone Warehouse (Europe), Global Crossing, Jupiter Communications (J:COM) (Japan), KDDI (Japan), Level 3, NTT Communications (Japan), Qwest, Softbank Broadband (Japan), T-Systems International (a division of Deutsche Telekom Group), Verizon, Vonage, Willcom (Japan) and XO Communications. We sell our products principally through a direct sales force in the United States, Europe, the Middle East and Africa (EMEA), Japan and Asia-Pacific. We have expanded our access to new geographies and into new markets through our relationships with Motorola, Embarq Logistics, and regional channel partners. We also collaborate with our customers to identify and develop new advanced services and applications that they can offer to their customers.

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

•       embrace the principles outlined by the 3GPP and deliver the industry’s most advanced IMS-ready product suite;

•       assist our customers’ ability to differentiate themselves by offering the industry’s most sophisticated application development platform and service creation environment;

•       expand our solutions to address emerging IP-based markets, such as network border switching and wireless switching;

•       expand our global sales, marketing, support and distribution capabilities;

•       grow our base of software applications and development partners;

•       actively contribute to the standards definition and adoption process; and

•       pursue strategic acquisitions and alliances.

Industry Background

The public telephone network is an integral part of our everyday lives. For most of its history, the telephone industry has been heavily regulated, which has slowed the evolution of its underlying switching and infrastructure technologies, limiting innovation in service offerings and the pricing of telephone services. Two global forces—deregulation and the expansion of the Internet—have revolutionized the public telephone network worldwide.

Deregulation of the telephone industry accelerated with the passage of the Telecommunications Act of 1996. The barriers that once restricted service providers to a specific geography or service offering, such as local or long distance services, are eroding. The opportunity created by opening up the telephone services market has encouraged new participants to enter the market and incumbent service providers to expand into new markets, both domestically as well as internationally.

Competition between new players and incumbents is driving down service prices. With limited ability to reduce the cost structure of the public telephone network, profit margins for traditional telephone services have declined. In response, service providers are seeking new, creative and differentiated services as a means to increase revenues and as an opportunity to reduce costs.

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

The Emergence of IMS

For the first time in the history of the telecommunications industry, both wireless and wireline network operators are converging on a standard architecture designed to deliver on this vision of a single communications network architecture. The IMS architecture is a set of principles defined by the 3GPP program that describes a standard way of building telecommunications networks. In an IMS environment network, switching elements are distributed and applications, including voice, are IP-based.

We believe significant opportunities exist in uniting separate, parallel networks into a new, integrated public network capable of transporting both voice and data traffic on wireless or wireline devices. IP architectures are more efficient at moving data, more flexible and reduce equipment and operating costs. Enormous potential savings can be realized by converging voice and data networks, as well as wireless and wireline networks, thereby reducing network operating costs and eliminating redundant or overlapping equipment purchases. Also, combining traditional voice services with Internet or web-based services in a single network is expected to enable new and powerful high-margin, revenue-generating service offerings such as voice virtual private networks, one-number/follow-me services, unified messaging, conferencing, prepaid and postpaid calling card services and sophisticated call centers and other IP voice services.

The public telecommunications network is large, highly complex and generates significant revenues, a substantial majority of which is derived from voice services. Given service providers’ substantial investment in, and dependence upon, traditional circuit-switched technology, their transition to VoIP and IMS architectures will be gradual.

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

Carrier-class performance.   Service providers operate complex, mission-critical networks demanding clear infrastructure requirements, including extremely high reliability, quality and interoperability. For example, service providers typically require equipment that complies with their 99.999% availability standard.

Compatibility with standards and existing infrastructure.   New infrastructure equipment and software must support the full range of telephone network standards, including signaling protocols such as SS7 or ISDN and international signaling variants, and various physical interfaces such as T1 and E1. It must also support data networking protocols such as IP and asynchronous transfer mode, or ATM, as well as telephony protocols such as SIP, SIP-I, SIP-T, MGCP and H.323. Infrastructure solutions must also seamlessly integrate with service providers’ existing operations support systems.

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

Intelligent software in an open and flexible platform.   The architecture of packet voice infrastructure solutions decouples the capabilities of traditional circuit-switched equipment into robust hardware elements and highly intelligent software platforms that provide control, signaling and service creation capabilities. This approach is designed to transform the closed, proprietary circuit-switched public telephone network into a flexible, open environment accessible to a wide range of software developers. The objective is to permit service providers and third-party vendors to develop and implement new applications independent of switch vendors. Moreover, the proliferation of independent software providers promises to drive the creation of innovative voice and data services that could expand service provider revenues.

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

The Sonus Solution

We develop, market and sell a comprehensive suite of IMS-ready voice infrastructure products with an architecture aligned with the principles of IMS that are purpose-built for the deployment and management of voice and data services over carrier packet networks. The Sonus solution consists of the following carrier-class products:

•       GSX9000™ Open Services Switch;

•       GSX4000™ Open Services Switch;

•       NBS™ Network Border Switch;

•       PSX™ Call Routing Server;

•       SGX™ Signaling Gateway;

•       ASX™ Call Feature Server;

•       IMXRApplication Platform; and

•       Sonus Insight Management System.

These products are designed to offer high reliability, toll-quality voice, improved economics, interoperability, rapid deployment and an open architecture enabling the design and implementation of new services and applications. Like the IMS architecture, our products are based on an open distributed IP-based architecture. As shown in the following diagram, our existing products and products in development offer an IMS-ready solution:

Carrier-class performance.   Our products are designed to offer the highest levels of quality, reliability and interoperability, including:

•       full redundancy, enabling 99.999% availability;

•       voice quality equal or superior to that of today’s circuit-switched network;

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

IMS architecture and flexible platform.   The Sonus architecture is built on the basic principles defined by the IMS architecture that is being accepted by network operators globally as the common approach for next generation networks. Our solution is based on a software-centric design and a flexible platform, allowing for the rapid development of new products and revenue-generating services. New services may be developed by us, by network operators themselves, or by any number of third parties including software developers and systems integrators. The Sonus IMS architecture also facilitates the creation of services that were previously not possible on the circuit-switched network. In addition, we have partnered with a number of third-party application software developers in our Open Services Partner AllianceSM, or OSPASM, to stimulate the growth of new applications available for our platform.

Ease of installation and deployment.   Our equipment and software can be installed and placed in service by our customers more quickly than circuit-switched equipment. By offering comprehensive testing, configuration and management software, we expedite the deployment process as well as the ongoing management and operation of our products. We believe that typical installations of our solution require just weeks from product arrival to final testing, thereby reducing the cost of deployment and the time to market for new services.

The Sonus Strategy

Our objective is to capitalize on our early technology and market lead and build a premier franchise in packet-based carrier voice infrastructure solutions for wireline and wireless carriers. The following are key elements of our strategy:

Leverage our technology leadership to achieve key service provider design wins.   As one of the first companies to offer IMS-ready carrier-class packet voice infrastructure products, we have achieved key design wins with industry-leading service providers as they develop the architecture for their new voice networks. We expect service providers to select vendors that deliver leading technology and have the ability to maintain that technology leadership. Our equipment is an integral part of the network architecture and achieving design wins will enable us to expand our business as these networks are deployed. By working closely with our customers as they deploy these networks, we gain valuable knowledge regarding their requirements, positioning us to continue to develop product enhancements and extensions that address the evolving requirements of network operators globally.

Continue to extend our technology platform from the core of the network to the access edge.   Our robust and sophisticated technology platform has been designed to operate in the core of the largest telecommunications networks in the world. The migration to VoIP began at the core of network operators’ networks and is evolving toward the edge (or access segment) of their networks. From our leadership position in the long distance or trunking market, we are expanding into the access segments of the network. We support multiple network operators’ applications in a single platform. These applications include long distance/international calling, tandem switching, network border switching, business PBX access, residential access, H.323 termination, direct voice over broadband and enhanced services. This approach will allow our customers to design and execute a coordinated migration and expansion strategy as they build entirely new networks or transition from their legacy circuit-switched infrastructure to a converged, IMS-ready architecture. We have deployed our ASX Feature Server to provide full-featured access functionality with AT&T, EarthLink, Marcatel, Qwest, China Netcom, NTT Communications, Jupiter Communications, Cable and Wireless International, my people and CarPhone Warehouse.

Embrace the principles outlined by the 3GPP and deliver the industry’s most advanced IMS-ready product suite.   When we were founded in 1997, a standard architecture for IP-based networks did not yet exist. In order to deliver on the full promise of IP-based technologies, we developed one. Today’s IMS architecture leverages many of the same distributed, IP-based principles that we used to develop our product framework. As a result, our customers do not need to undergo architectural upgrades to achieve IMS-compliance, but may stay current with emerging IMS protocols through upgrades to future releases of our software. This evolutionary path is one of our key competitive differentiators. In recognition of our leading position in IMS, Frost and Sullivan awarded us a 2006 Technology Innovation & Leadership of the Year Award.

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

Assist our customers’ ability to differentiate themselves by offering the industry’s most sophisticated application development platform and service creation environment.   The competitive landscape in the communications industry has changed dramatically in the wake of the 1996 Telecommunications Act, the introduction of new wireless, broadband and IP-based technologies. Today’s communications providers face unprecedented challenges in attracting and retaining customers and driving revenue streams. One approach to win new customers and foster loyalty among existing customers is to introduce new services that redefine how users communicate. Our technology drives down the cost of experimentation, stimulating new innovation. With IP-based technologies and our IMX Application Platform, our customers have powerful tools at their disposal for the development, integration, and deployment of exciting new services.

Expand our solutions to address emerging IP-based markets, such as network border switching.   There are three primary market factors necessitating enhanced network security features beyond basic Session Border Controllers (SBCs) that offer security and call control where multiple IP-based networks connect. First, network operators looking to grow their markets by expanding their presence or offering new services are pairing with other networks on a much larger scale. Secondly, the recent flurry of mergers and acquisitions among network operators has created heterogeneous networks that need to be integrated in a secure manner. Lastly, more and more network operators are responding to consumer demand for services that connect to the public Internet, which creates a unique set of obstacles. To address these emerging dynamics, we deliver a comprehensive Network Border Switching solution as an integrated element in our network solution that offers enhanced security and control over interconnection, while reducing cost and complexity. Our Network Border Switching solution supports a full range of IP signaling protocols including SIP, SIP-I, SIP-T and H.323 as well as fax interworking and codecs standards. The Sonus Network Border Switch is in deployment at several large service providers.

Expand our global sales, marketing, support and distribution capabilities.   Becoming the primary supplier of carrier packet voice infrastructure solutions will require a strong worldwide presence. We are broadening our sales, marketing, support and distribution capabilities to address this need. We have established offices throughout the United States, China, India, Japan, Singapore, Germany, the Czech Republic, France, and in the United Kingdom. In addition, we have augmented our global direct sales effort by partnering with Embarq Logistics in the United States, international distribution partners in key markets around the world, and with our global partner, Motorola. As a carrier-class solution provider, we are making a significant investment in professional services and customer support.

Grow our base of software applications and development partners.   We have established and promote a partner program, the Open Services Partner Alliance, or OSPA, which brings together a broad range of development partners to provide our customers with a variety of advanced services, application options and interoperability testing. Our OSPA partners, many of whom have completed interoperability testing with Sonus solutions, include a number of application developers. We have also recently launched a technology certification program in tandem with the University of New Hampshire InterOperability Lab to meet the growing number of requests by third party vendors that wish to integrate with the Sonus platform.

Actively contribute to the standards definition and adoption process.   To advance our technology and market leadership, we will continue to lead and contribute to standards bodies such as the IMS Forum, formerly the International Packet Communications Consortium, the Internet Engineering Task Force and the International Telecommunications Union. The definition of standards for carrier packet voice infrastructure is in an early stage and we intend to drive these standards to meet the requirements for an open, accessible, scalable and powerful IMS infrastructure.

Pursue strategic acquisitions and alliances.   On April 13, 2007, we acquired privately-held Zynetix Limited (“Zynetix”), a designer of innovative Global System for Mobile Communications (“GSM”) infrastructure solutions. (See “Recent Developments” of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12, “Subsequent Events” of the Notes to the Financial Statements.) We intend to expand our products and services through other selected acquisitions and alliances. These may include acquisitions of complementary products, technologies and businesses that further enhance our technology leadership or product breadth. We also believe that teaming with companies providing complementary products or services will enable us to bring greater value to our customers and extend our lead over competitors.

Sonus Products

GSX9000 Open Services Switch

The Sonus GSX9000 Open Services Switch (“GSX9000”) enables voice traffic to be transported over packet networks. The GSX9000 is compliant with NEBS Level 3, the requirement for telecommunications equipment used in the North American Public Switched Telecommunications Network. Its carrier-class hardware is designed to provide 99.999% availability with no single point of failure. The GSX9000 offers optional full redundancy and full hot-swap capability and upgrade to replace boards without turning off the equipment. It is powered from -48VDC sources standard in central offices and attaches to the central office timing network. The basic building block of a GSX9000 is a shelf. Each shelf is 28” high, mounts in a standard 19” or 23” rack and provides 16 slots for server and adapter modules. The first two slots are reserved for management modules, while the other 14 slots may be used for any mix of other module types. It supports the following interfaces:

•T1; •T3; •E1; •OC3; •100BaseT; •1000BaseT; and •OC12c/STM-4.

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

GSX4000 Open Services Switch

The GSX4000 Open Services Switch (“GSX4000”) is designed to deliver carrier-class functionality, reliability and manageability. The GSX4000 was developed specifically for service providers to enable them to expand the reach of their core VoIP networks into new applications, new geographic regions or to deploy IP-based multimedia services. Based on the award-winning GSX9000, the GSX4000 allows service providers to cost-effectively extend the reach of their network boundaries with the same carrier-class functionality that is the hallmark of our products.

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

PSX Call Routing Server

The PSX Call Routing Server (“PSX”) is the primary module of our IMS architecture and plays an integral role in all of our solutions. The PSX, which serves as the policy and database element in the IMS architecture, provides the network intelligence, including call control, service selection and routing. The PSX is based on a modular architecture that is designed for high performance and scalability, as well as interoperability with third-party gateways, devices and services. The PSX supports many industry protocols including SIP, SIP-I, SIP-T and H.323 for communications with a variety of IP network devices. By supporting the H.323 protocol, the PSX can control and access H.323-based gateways and networks. The PSX supports third-party application servers using the SIP protocol and third-party softswitches with the SIP-T and SIP-I protocols.

SGX Signaling Gateway

The SGX Gateway (“SGX”) provides an integrated SS7 solution for our IMS architecture. The SGX is a SS7/C7 signaling gateway that interconnects Sonus-based packet solutions with legacy SS7 networks. SS7/C7 signaling is the global standard for telecommunications procedures and protocol by which network elements in the public switched telephone network exchange information over a digital signaling network to effect wireless and wireline call setup, routing and control. The SGX Gateway is deployed on a NEBS-compliant computing platform with T1, E1 and V.35 interfaces and supports a variety of international signaling variants. The SGX Gateway can be deployed separately or with the GSX9000 and the PSX Server in configurations that meet a wide range of network requirements.

ASX Feature Server

The ASX Call Feature Server (“ASX”) provides functionality that extends our IMS architecture to the access part of the network. The ASX is a call agent that handles call setup and basic call features. The ASX provides local area calling features for residential and enterprise markets and regulatory features such as emergency services and lawful intercept. The ASX connects to and can control a variety of network endpoints, such as Integrated Access Devices, gateways, next-generation Digital Loop Carriers and other IP endpoints. The ASX allows the same features to run over many different transport technologies including analog lines, Ethernet, voice over DSL, voice over cable or fixed wireless infrastructure. This flexibility enables a multitude of applications including residential access, cable access and business services such as Centrex and voice virtual private networks. The ASX also enables new features available only on packet-based networks such as unified messaging, multi-media conferencing and desktop integration capabilities.

Sonus Network Border Switch

The Sonus Network Border Switch (“NBS”) is based on the GSX product family and delivers secure connections to other carriers’ and enterprises’ IP networks. With the proliferation of IP-based networks and industry convergence around IMS architectures, the ability to securely interconnect between networks has become paramount. The NBS is one of the only carrier-class solutions available today that provides IP-to-IP border control and PSTN media gateway capabilities—integrating security, session control and media control.

Sonus IMX Application Platform

The Sonus IMX Application Platform (“IMX”) is a web-based multimedia environment that enables wireline and wireless service providers to develop, integrate, launch, and manage enhanced telecommunication applications and services. The IMX combines Internet and telephony application models, enabling the creation and delivery of voice, video, and data services in a scalable, standards-based platform. By providing the ability to integrate with a service provider’s wireline or wireless network, this platform facilitates the development of new revenue-generating applications, improves time to market, and streamlines the delivery of existing or third-party next-generation services.

Sonus Insight Management System

The Sonus Insight Management System (“Sonus Insight”) is a complete, web-based management system designed to simplify the operation of carrier-class packet voice networks. Sonus Insight includes the Element Management System, the DataStream Integrator, the Subscriber Management System, the Network Traffic Manager and the Sonus Insight Developer’s Kit, that together provide comprehensive configuration, provisioning, security, alarm reporting, performance data and billing mediation capabilities. Sonus Insight integrates with service providers’ existing back-office systems, and offers many tools that enhance and consolidate management functions, allowing service providers to streamline many of today’s labor-intensive processes. Sonus Insight scales to support hundreds of switches and concurrent users, and is based on industry standards and protocols to facilitate management from any location worldwide.

Customer Support and Professional Services

Our comprehensive SonusCARESM technical customer support and professional services capabilities are an important element of our solution for customers. SonusCARE covers the full network lifecycle: planning, design, installation and operations. We help our customers create or revise their business plans and design their networks and also provide the following:

•  turnkey network installation services;

•  system integration and testing;

•  24-hour technical support; and

•  educational services to customer personnel on the installation, operation and maintenance of our equipment.

We have technical assistance centers in Westford, Massachusetts, Tokyo, Japan and Prague, Czech Republic. The technical assistance centers provide customers with around-the-clock technical support, as well as periodic updates to our software and product documentation. We offer our customers a variety of service plans. We also have established customer test and support centers in Richardson, Texas and Bangalore, India, and have established a customer support center in Prague, Czech Republic.

A key differentiator of our support activities is our professional services group, many members of which hold advanced technical degrees in electrical engineering or related disciplines. We offer a broad range of professional services, including sophisticated network deployment, assistance with logistics and project management support. We also maintain a customer support laboratory in which customers can test our products for their specific applications and in which they can gain an understanding of the applications enabled by the converged network. Our approach to professional services is designed to ensure that our products are integrated into our customers’ networks to meet their specific needs and that these customers realize the maximum value from their networking technology investments. At December 31, 2006, our customer support and professional services organization consisted of 235 employees.

Customers

Our target customer base includes long distance carriers, local exchange carriers, ISPs, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers. We have shipped products to customers including AT&T, Cable and Wireless International (Caribbean and Europe), Carphone Warehouse (Europe), Global Crossing, Jupiter Communications (J:COM) (Japan), KDDI (Japan), Level 3, NTT Communications (Japan), Qwest, Softbank Broadband (Japan), T-Systems International (a division of Deutsche Telekom Group), Verizon, Vonage, Willcom (Japan) and XO Communications.

For the year ended December 31, 2006, three customers, Cingular Wireless (now AT&T Wireless) (“Cingular”), KDDI Corporation and Level 3 each accounted for more than 10% of our revenue. These customers accounted for approximately 43% of our revenue in the aggregate in 2006. For the year ended December 31, 2005, one customer, Cingular, contributed more than 10% of our revenue and approximately 28% of our revenue in the aggregate. For the year ended December 31, 2004, two customers, Qwest Communications and Global Crossing, each accounted for more than 10% of our revenue. These customers accounted for approximately 29% of our revenue in the aggregate in 2005.

Sales and Marketing

We sell our products principally through a direct sales force and, in some markets, through or with the assistance of distributors and resellers, such as IBIL (Malaysia), Nissho Electronics Corporation (Japan), NK Networks (Central Europe), PT Abhimata Citra Abadi (Indonesia), Sumitomo Corporation (Japan), TNN (Israel) and Nvision (Russia). For geographic information, including revenue from customers, a measure of profit or loss and total assets for the last three fiscal years, see our consolidated financial statements included in this Form 10-K, including Note 1 thereto. In 2004, we established an original equipment manufacturer relationship with Motorola, Inc. In 2006, we established a reseller relationship with Embarq Logistics to resell our products in the United States. We intend to establish additional relationships with selected original equipment manufacturers and other marketing partners in order to serve particular markets or geographies and provide our customers with opportunities to purchase our products in combination with related services and products.

At December 31, 2006, our sales and marketing organization consisted of 155 employees located in sales and support offices in the United States and around the world.

Research and Development

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology into new products and maintaining comprehensive product and service offerings. Our research and development process is driven by the availability of new technology, market data and customer feedback. We have invested significant time and resources in creating a structured process for undertaking all product development projects. In 2005, we delivered product enhancements in our trunking and access products, voice over broadband, network border switching, wireless and network management. We are developing and plan to introduce new products to address market and customer needs. Our research and development expenses were $55.4 million, $47.6 million and $38.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

We have assembled a team of highly skilled engineers with significant telecommunications and networking industry experience. Our engineers have experience in, and have been drawn from, leading wireline and wireless telecommunications equipment suppliers, computer data networking and multimedia companies. At December 31, 2006, we had 354 employees responsible for research and development, of which 309 were software and quality assurance engineers and 30 were hardware engineers. Our engineering effort is focused on wireless product development, new applications and network access features, new network interfaces, improved scalability, interoperability, quality, reliability and next generation technologies. We maintain research and development offices in Massachusetts, New Jersey, Texas and Virginia in the United States, Swindon, United Kingdom and Bangalore, India. We have made, and intend to continue to make, a substantial investment in research and development.

Competition

The market for carrier packet voice infrastructure solutions is intensely competitive worldwide, subject to rapid technological change and significantly affected by new product introductions, changing customer demands, industry consolidation and other market activities of industry participants. We expect competition to persist and intensify in the future. Our primary sources of competition include vendors of networking and telecommunications equipment, such as Cisco Systems, Ericsson, Alcatel-Lucent, NEC, Nortel Networks and Nokia Siemens. Some of our competitors have significantly greater financial resources than we do and are able to devote greater resources to the development, promotion, sale and support of their products. In addition, these competitors have more extensive customer bases and broader customer relationships than we do, including relationships with our potential customers. Other smaller and typically private companies are also focusing on similar market opportunities.

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

Intellectual Property

Our success and ability to compete are dependent on our ability to develop and maintain our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We presently hold nine U.S. patents with expiration dates ranging from April 2016 through May 2024, and have nineteen patent applications pending in the United States, one of which is provisional. In addition, we hold five foreign patents, each of which expires in June 2019, and have ten patent applications pending abroad. We cannot be certain that additional patents will be granted based on these pending applications. We seek to protect our intellectual property by:

•       protecting our source and object code for our software, documentation and other written materials under trade secret and copyright laws;

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

Manufacturing

Currently, we outsource the manufacturing of our products. Our contract manufacturer provides comprehensive manufacturing services, including assembly and certain tests of our products and procurement of component materials on our behalf. We believe that outsourcing our manufacturing will enable us to conserve working capital, allow for greater flexibility in meeting changes in demand and to be more responsive in delivering products to our customers. At present, we purchase products from our outside contract manufacturer on a purchase order basis.

We and our contract manufacturer currently purchase several key components of our products, including commercial digital signal processors, from single or limited sources. We purchase these components on a purchase order basis.

In 2006, we consolidated our manufacturing to a single contract manufacturer. We also intend to move our contract manufacturing to a lower cost, offshore facility, which we expect will lower our total cost of manufacturing. At December 31, 2006, we had 23 employees responsible for supply chain management, business process improvement, worldwide procurement, order fulfillment, product quality and technical operations.

Employees

At December 31, 2006, we had a total of 850 employees, including 354 in research and development, 155 in sales and marketing, 235 in customer support and professional services, 23 in manufacturing, 40 in finance and 43 in administration. Our employees are not represented by any collective bargaining agreement. We believe our relations with our employees are good.

Additional Information

We were incorporated in August 1997 as a Delaware corporation. Our principal executive offices are located at 7 Technology Park Drive, Westford, MA 01886. Our telephone number is 978-614-8100 at our principal executive offices.

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

Through, in part, the documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, Management has concluded that our disclosure controls and procedures and our internal control over financial reporting had material weaknesses as of December 31, 2006. We have taken certain actions to address those material weaknesses. Our inability to remedy such material weaknesses promptly and effectively could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. Prior to the elimination of these material weaknesses, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reporting.

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

On August 2, 2007, we filed the Second Quarter Form 10-Q, the Third Quarter Form 10-Q, this 2006 Form 10-K and will file the First Quarter Form 10-Q with the SEC. We consider that the filing of these reports has remedied our non-compliance with Marketplace Rule 4310(c)(14), subject to NASDAQ’s affirmative completion of its compliance protocols and its notification to us accordingly. However, if

NASDAQ disagrees with our position or if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports or other actions that might result in delisting of our common stock from the NASDAQ Global Select Market.

In August 2006, we received a NASDAQ Staff Determination letter stating that, as a result of the delayed filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Second Quarter Form 10-Q”), we were not in compliance with the filing requirements for continued listing as set forth in the Marketplace Rule 4310(c)(14) and were therefore subject to delisting from the NASDAQ Global Select Market. In November 2006, we received an additional letter from NASDAQ of similar substance relating to our Form 10-Q for the quarter ended September 30, 2006 (the “Third Quarter Form 10-Q”). In December 2006, the NASDAQ Listing Qualifications Panel granted our request for continued listing, provided that we file the Second Quarter Form 10-Q, the Third Quarter Form 10-Q and any required restatements with the SEC on or before February 12, 2007. In February 2007, we received a notice from the NASDAQ Listing and Hearing Review Council which advised us that any delisting determination by the NASDAQ Listing Qualifications Panel has been stayed pending further review by the Review Council. In March 2007, we received a NASDAQ Staff Determination letter stating we were not in compliance with the continued listing requirements due to the delayed filing of our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). On May 14, 2007, we received a NASDAQ Staff Determination letter stating that we were not in compliance with the continued listing requirements due to the delayed filing our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “First Quarter Form 10-Q”). On May 10, 2007, we received a letter from NASDAQ that the NASDAQ Listing and Hearing Review Council had granted us an exception to demonstrate compliance with the continued listing requirements until June 26, 2007. On June 25, 2007, we received a letter from NASDAQ informing us that the NASDAQ Board of Directors had called for review the decision of the NASDAQ Listing and Hearing Review Council and granted a stay of delisting pending further review by the Board in July 2007. We received a letter dated July 18, 2007 from NASDAQ that the NASDAQ Listing and Hearing Review Council had granted us an exception to demonstrate compliance with the continued listing requirements until September 17, 2007.

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

Item 1B.       Unresolved Staff Comments

Not applicable.

Item 2.                Properties

Our corporate headquarters is located in a leased facility in Westford, Massachusetts, consisting of 130,000 square feet under a lease that expires in July 2012. We moved into this facility in January 2007. Our previous corporate headquarters, a 144,000 square foot building in Chelmsford, Massachusetts, was under a sublease that expired in January 2007. We have additional facilities in Littleton, Massachusetts, consisting of 9,000 square feet under a sublease that expires in December 2008, in Richardson, Texas, consisting of 27,000 square feet under a lease expiring in October 2010 and in Bangalore, India, consisting of approximately 16,000 square feet under a lease expiring in January 2008. We also lease short-term office space in Colorado, New Jersey, Virginia, China, Czech Republic, France, Germany, Hong Kong, Japan, Singapore and the United Kingdom. We believe our existing facilities are adequate for our current needs and that suitable additional space will be available as needed.

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

As announced on March 19, 2007, the SEC is conducting a formal private investigation into our historical stock option granting practices. If we are subject to adverse findings, we could be required to pay damages or penalties or have other remedies imposed, including criminal penalties, which could adversely affect our business, financial position or results of operations.

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

The Internal Revenue Service has notified us that our payroll tax returns for the years ended December 31, 2004, 2005 and 2006 have been selected for audit in connection with our stock option review. In connection with the restatement of our financial statements included in this Form 10-K, we have recorded approximately $1.6 million of accruals for additional tax, penalties and interest related to adjustments resulting from errors in stock option accounting. For more information about stock-based compensation, including the financial statement impact from the restatement, see Note 2, “Restatement of Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements. We could be required to pay additional tax, penalties or interest, or have other remedies imposed, which could adversely impact our business, financial position or results of operations.

Item 4.                Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “SONS.”  All companies listed on the NASDAQ Global Select Market are required to comply with certain continued listing standards.

The following table sets forth, for the time periods indicated, the high and low sales prices of our common stock as reported on the NASDAQ Global Select Market.

	High	Low
Fiscal 2006
First quarter	$5.58	$3.69
Second quarter	$5.70	$3.81
Third quarter	$5.75	$3.96
Fourth quarter	$7.09	$4.71
Fiscal 2005
First quarter	$6.43	$4.12
Second quarter	$5.08	$3.16
Third quarter	$5.80	$4.50
Fourth quarter	$5.99	$3.54

Holders

At June 28, 2007, there were 583 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends and have no present intention to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have not announced any currently effective authorization to repurchase shares of our common stock. However, upon vesting of restricted stock awards, employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. The following table summarizes repurchases of our common stock during the fourth quarter of fiscal 2006, which represent shares returned to satisfy tax withholding obligations:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2006 to October 31, 2006	—	$—	—	—
November 1, 2006 to November 30, 2006	—	—	—	—
December 1, 2006 to December 31, 2006	28,604	6.59	—	—
Total	28,604	$6.59	—	—

Performance Graph

The following performance graph compares the cumulative total return to stockholders for our common stock for the period from December 31, 2001 through December 31, 2006 with the cumulative total return over the same period on the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The comparison assumes an investment of $100 on December 31, 2001 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Sonus Networks, Inc., The NASDAQ Composite Index
And The NASDAQ Telecommunications Index

*                    $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.                SELECTED FINANCIAL DATA

We have restated our consolidated financial statements as of and for each of the years ended December 31, 2002 through 2005, which is reflected in the following selected financial data. The restatement is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements,” which is included in “Financial Statements and Supplementary Data” in Item 8 of this Form 10-K. This information should be read in conjunction with our consolidated financial statements and notes thereto, and our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

	Year ended December 31,
	2006	2005	2004	2003	2002
		Restated(1)	Restated(1)	Restated(2)	Restated(2)
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data
Revenue:
Product	$203,592	$135,198	$124,607	$59,841	$69,198
Service	75,891	60,164	46,295	32,755	25,139
Total revenue	279,483	195,362	170,902	92,596	94,337
Cost of revenue(3):
Write off inventory and purchase commitments	—	—	—	—	6,130
Product	70,823	53,542	33,227	23,536	33,685
Service	29,609	24,683	18,672	15,393	14,951
Total cost of revenue	100,432	78,225	51,899	38,929	54,766
Gross profit	179,051	117,137	119,003	53,667	39,571
Operating expenses:
Research and development(3)	55,446	47,581	37,956	36,029	61,214
Sales and marketing(3)	65,748	45,913	36,346	26,875	37,093
General and administrative(3)(4)	35,366	27,699	26,016	14,380	21,879
Amortization of goodwill and purchased intangible assets	—	—	2,402	2,408	4,229
Write-off of goodwill and purchased intangible assets	—	—	—	—	10,950
Total operating expenses	156,560	121,193	102,720	79,692	135,365
Income (loss) from operations	22,491	(4,056)	16,283	(26,025)	(95,794)
Interest and other income (expense), net	15,405	9,380	3,796	1,525	1,318
Income (loss) before income taxes	37,896	5,324	20,079	(24,500)	(94,476)
Income tax benefit (provision)	64,958	(539)	(497)	521	(18)
Net income (loss)	$102,854	$4,785	$19,582	$(23,979)	$(94,494)
Net income (loss) per share:
Basic	$0.41	$0.02	$0.08	$(0.11)	$(0.49)
Diluted	$0.40	$0.02	$0.08	$(0.11)	$(0.49)
Shares used in computing net income (loss) per share:
Basic	253,771	248,584	245,830	220,696	191,008
Diluted	258,338	252,803	252,993	220,696	191,008

	December 31,
	2006	2005	2004	2003	2002
		Restated(1)	Restated(2)	Restated(2)	Restated(2)
	(In thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents, marketable debt securities and long-term investments	$360,880	$314,241	$312,013	$305,391	$118,138
Working capital	$312,197	$278,047	$269,116	$259,642	$60,940
Total assets	$589,604	$457,206	$396,497	$358,971	$153,413
Long-term deferred revenue, net of current portion	$33,787	$33,853	$25,960	$24,302	$8,024
Long-term liabilities, net of current portion	$1,467	$1,449	$692	$829	$3,293
Convertible subordinated note	$—	$10,000	$10,000	$10,000	$10,000
Total stockholders’ equity	$432,533	$278,812	$263,712	$233,615	$56,311

(1)          See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements in this Form 10-K.

(2)          The restated amounts are derived from financial statements that have not been audited. The selected consolidated financial balance sheet data for 2004 and the selected financial data for 2003 and 2002, presented above, have been restated to reflect adjustments related to the restatement described in Note 2 of the Notes to the Consolidated Financial Statements. In the consolidated financial statements for the year ended December 31, 2004, these cumulative amounts are reflected as adjustments to the beginning balances of the accumulated deficit of Stockholders’ Equity in the Statement of Stockholders’ Equity and Comprehensive Income.

(3)          The presentation of stock-based compensation for 2002 through 2005, which historically has been presented separately, has been reclassified into the applicable cost and expense categories to conform to the 2006 presentation.

(4)          General and administrative expenses include a reversal of an accrued restructuring expense of $0.4 million in fiscal 2006 and a restructuring expense of $7.7 million in fiscal 2002.

A summary of the adjustments to the Consolidated Statements of Operations for the years ended December 31, 2003 and 2002, and the Consolidated Balance Sheets as of December 31, 2004, 2003 and 2002 is below (in thousands):

Consolidated Statements of Operations

	Year ended December 31, 2003			Year ended December 31, 2002
	As Previously Reported	Adjustments(5)	As Restated	As Previously Reported	Adjustments(6)	As Restated
Revenue:
Product	$60,851	$(1,010)	$59,841	$68,572	$626	$69,198
Service	32,359	396	32,755	25,345	(206)	25,139
Total revenue	93,210	(614)	92,596	93,917	420	94,337
Cost of revenue:
Write-off of goodwill and purchased intangible assets	—	—	—	6,130	—	6,130
Product	23,575	(39)	23,536	33,573	112	33,685
Service	14,379	1,014	15,393	12,108	2,843	14,951
Total cost of revenue(3)	37,954	975	38,929	51,811	2,955	54,766
Gross profit	55,256	(1,589)	53,667	42,106	(2,535)	39,571
Operating expenses:
Research and development(3)	33,370	2,659	36,029	53,521	7,693	61,214
Sales and marketing(3)	24,711	2,164	26,875	32,727	4,366	37,093
General and administrative(3)	11,126	3,254	14,380	15,752	6,127	21,879
Amortization of goodwill and purchased intangible assets assets	2,408	—	2,408	4,229	—	4,229
Write-off of goodwill and purchased intangible assets	—	—	—	10,950	—	10,950
Total operating expenses	71,615	8,077	79,692	117,179	18,186	135,365
Loss from operations	(16,359)	(9,666)	(26,025)	(75,073)	(20,721)	(95,794)
Interest income, net	1,525	—	1,525	1,318	—	1,318
Loss before income taxes	(14,834)	(9,666)	(24,500)	(73,755)	(20,721)	(94,476)
Income tax benefit (provision)	(302)	823	521	(86)	68	(18)
Net loss	$(15,136)	$(8,843)	$(23,979)	$(73,841)	$(20,653)	$(94,494)
Net loss per common share:
Basic and diluted	$(0.07)	$(0.04)	$(0.11)	$(0.39)	$(0.10)	$(0.49)
Shares used in computing net loss per share:
Basic	220,696	—	220,696	191,008	—	191,008
Diluted	220,696	—	220,696	191,008	—	191,008

(3)           The presentation of stock-based compensation for 2002 through 2005, which historically has been presented separately, has been reclassified into the applicable cost and expense categories to conform to the 2006 presentation.

Consolidated Balance Sheet

	December 31, 2004
	As Previously Reported	Adjustments(7)	As Restated
Assets
Current assets:
Cash and cash equivalents	$121,931	$(1,092)	$120,839
Marketable debt securities	170,145	—	170,145
Accounts receivable, net	32,486	2,194	34,680
Inventory, net	28,346	(18)	28,328
Other current assets	10,891	366	11,257
Total current assets	363,799	1,450	365,249
Property and equipment, net	8,217	(61)	8,156
Long-term investments	21,029	—	21,029
Deferred income taxes	—	704	704
Other assets	783	576	1,359
Total assets	$393,828	$2,669	$396,497
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,654	$—	$8,654
Accrued expenses	18,240	1,286	19,526
Accrued restructuring expenses	186	—	186
Current portion of deferred revenue	65,105	2,632	67,737
Current portion of long-term liabilities	30	—	30
Total current liabilities	92,215	3,918	96,133
Long-term deferred revenue	25,960	—	25,960
Long-term liabilities, net of current portion	613	79	692
Convertible subordinated note	10,000	—	10,000
Total liabilities	128,788	3,997	132,785
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	250	—	250
Additional paid-in capital	1,049,142	54,259	1,103,401
Deferred compensation	—	(3,800)	(3,800)
Accumulated deficit	(784,085)	(51,787)	(835,872)
Treasury stock	(267)	—	(267)
Total stockholders’ equity	265,040	(1,328)	263,712
Total liabilities and stockholders’ equity	$393,828	$2,669	$396,497

	December 31, 2003			December 31, 2002
	As Previously Reported	Adjustments(5)	As Restated	As Previously Reported	Adjustments(6)	As Restated
Assets
Current assets:
Cash and cash equivalents	$133,715	$(1)	$133,714	$57,278	$—	$57,278
Marketable debt securities	171,677	—	171,677	60,860	—	60,860
Accounts receivable, net	23,754	—	23,754	4,622	—	4,622
Inventory, net	13,739	126	13,865	10,449	—	10,449
Other current assets	6,935	(78)	6,857	3,516	—	3,516
Total current assets	349,820	47	349,867	136,725	—	136,725
Property and equipment, net	5,009	(185)	4,824	11,546	(96)	11,450
Goodwill and purchased intangible assets, net	2,402	—	2,402	4,810	—	4,810
Deferred income taxes	—	693	693	—	—	—
Other assets	1,193	(8)	1,185	436	(8)	428
Total assets	$358,424	$547	$358,971	$153,517	$(104)	$153,413
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,248	$(136)	$3,112	$3,625	$(32)	$3,593
Accrued expenses	22,165	866	23,031	16,489	15	16,504
Accrued restructuring expenses	565	—	565	2,331	—	2,331
Current portion of deferred revenue	62,698	637	63,335	51,728	23	51,751
Current portion of long-term liabilities	182	—	182	1,606	—	1,606
Total current liabilities	88,858	1,367	90,225	75,779	6	75,785
Long-term deferred revenue	24,302	—	24,302	8,024	—	8,024
Long-term liabilities, net of current portion	829	—	829	3,293	—	3,293
Convertible subordinated note	10,000	—	10,000	10,000	—	10,000
Total liabilities	123,989	1,367	125,356	97,096	6	97,102
Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	247	—	247	207	—	207
Additional paid-in capital	1,043,581	53,201	1,096,782	853,560	43,163	896,723
Deferred compensation	(564)	(7,129)	(7,693)	(3,659)	(5,224)	(8,883)
Accumulated deficit	(808,562)	(46,892)	(855,454)	(793,426)	(38,049)	(831,475)
Treasury stock	(267)	—	(267)	(261)	—	(261)
Total stockholders’ equity	234,435	(820)	233,615	56,421	(110)	56,311
Total liabilities and stockholders’ equity	$358,424	$547	$358,971	$153,517	$(104)	$153,413

(5)             Adjustments to the statement of operations for the year ended December 31, 2003 include $8.2 million of additional stock-based compensation charges not previously recorded for certain stock option grants for which the measurement date was revised in connection with the internal stock option review. Additional adjustments include additional expense for withholding tax adjustments of $0.5 million from disqualified incentive stock options, and the recording of previously unrecorded adjustments not related to the accounting for stock options that were previously deemed to be immaterial to the Company’s consolidated financial statements that resulted in $0.9 million of additional net expense for the period, and income tax benefits of $0.7 million from stock-based compensation for options issued to UK employees. The balance sheet adjustments include the effect of all prior period adjustments.

(6)             Adjustments to the statement of operations for the year ended December 31, 2002 include $21.2 million of additional stock-based compensation charges not previously recorded for certain stock option grants for which the measurement date was revised in connection with the stock option review. Additional adjustments include tax-related expenses of $19,000 resulting from the aforementioned stock option accounting adjustments and the recording of certain previously unrecorded adjustments not related to the accounting for stock options that were previously deemed to be immaterial to the Company’s consolidated financial statements that resulted in $0.6 million of additional income for the period. The balance sheet adjustments include the effect of all prior period adjustments.

(7)             Adjustments to the balance sheet as of December 31, 2004 include $1.1 million of restricted cash reclassified to other current assets, a $2.4 million adjustment to increase both accounts receivable and current deferred revenue related to invoices for a certain customer and $1.2 million of adjustments to accrued expenses primarily related to taxes in connection with the stock option review. The balance sheet adjustments also include the effect of all other prior period adjustments.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Form 10-K. The following discussion contains forward looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of a number of factors, including the risks discussed in Item 1A. “Risk Factors” and elsewhere in this Form 10-K.

The following discussion and analysis gives effect to the restatement described above in the “Restatement of Consolidated Financial Statements” explanatory note to this Annual Report on Form 10-K, and in Note 2 to our consolidated financial statements. For this reason, the data set forth in this section may not be comparable to discussions and data in our previously filed annual and quarterly reports.

Overview

We are a leading supplier of packet voice infrastructure solutions for wireline and wireless service providers. Our products are a new generation of carrier class infrastructure equipment and software that enable voice services to be delivered over packet-based networks. Our voice solutions allow wireline and wireless operators to build converged networks based on the same principles as IMS, which service providers are adopting as the common standard for constructing next generation networks.

We began shipping product to customers during the fourth quarter of fiscal 1999 and recorded our first revenue of $51.8 million in fiscal 2000, followed by revenue of $128.4 million in fiscal 2001, $94.3 million in fiscal 2002, $92.6 million in fiscal 2003, $170.9 million in fiscal 2004, $195.4 million in fiscal 2005 and $279.5 million in fiscal 2006. Significant declines in capital spending by telecommunications service providers, and financial difficulties, including in some cases bankruptcies, experienced by certain emerging service providers, including some of our customers, contributed to the reduction in our revenue in 2002 relative to the prior year. In response to the unfavorable economic conditions, commencing in the third quarter of fiscal 2001 and continuing through fiscal 2002, we implemented restructuring plans designed to reduce expenses and align our cost structure with our revised business outlook. The restructuring plans included worldwide workforce reductions, consolidation of excess facilities and the write-off of excess inventory and purchase commitments. In 2003, the challenging business environment in the telecommunications industry continued to affect the spending by service providers for products such as those we offer.

Beginning in 2004 and continuing through 2006, there has been increased interest and activity in the market for packet-based voice infrastructure products. This has been reflected in our order activity on an annual basis in both fiscal 2005 and 2006 as orders exceeded revenue, culminating in a record high level of orders in the fourth quarter of fiscal 2006. While it remains uncertain as to the speed and extent of the adoption of carrier packet voice infrastructure products by large carriers, we believe that over time the market opportunity for packet voice solutions is substantial. Our revenue was $279.5 million in fiscal 2006, compared to $195.4 million in fiscal 2005 and $170.9 million in fiscal 2004, reflecting continuing improvements in the market for packet-based voice infrastructure products and our competitive position, as well as increased service revenues resulting from a growing installed base of our products.

We sell our products primarily through a direct sales force and, in some markets, through or with the assistance of resellers and distributors. Customers’ decisions to purchase our products to deploy in commercial networks involve a significant commitment of resources and a lengthy evaluation, testing and product qualification process. We believe our revenues and results of operations may vary significantly and unexpectedly from quarter to quarter as a result of several factors, including long sales cycles, customers placing large orders unevenly and with short lead times as their networks expand and traffic levels grow, and the application of complex revenue recognition rules to certain transactions, which may result in customer shipments and orders from multiple quarters being recognized as revenue in one quarter. We expect to recognize revenue from a limited number of customers for the foreseeable future.

Our success depends on our ability to continue to provide innovative products to our customers and to deliver quality service and support as our customers build out their next generation voice networks. Our reported financial performance depends both on growing our business with existing and new customers, and our ability to convert the business into revenue.

From our inception through December 31, 2003, we incurred significant losses. At December 31, 2006, we had an accumulated deficit of $728.2 million. Although we achieved profitability on an annual basis in fiscal years 2006, 2005 and 2004, we incurred net losses in the first and third quarters of fiscal 2005 and may incur additional losses in future quarters and years. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenue. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses, many of which are fixed prior to the beginning of any particular fiscal period and, as a result, we will need to generate significant revenue to maintain profitability.

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

Stock-based Compensation

On January 1, 2006, we adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and provided the required disclosures in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Upon adopting SFAS 123R, we elected the  modified prospective application transition method. Accordingly, periods prior to adoption have not been restated to conform to SFAS 123R and are not directly comparable to periods after adoption.

Under the modified prospective application transition method, the unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method, Black-Scholes, and assumptions determined under the original provisions of SFAS 123. We recorded $12.0 million of stock-based compensation in the consolidated statement of operations for the year ended December 31, 2006, included in the following expense categories (in thousands):

Product cost of revenue	$81
Service cost of revenue	925
Research and development	3,809
Sales and marketing	3,990
General and administrative	3,156
$11,961

In addition, we included in inventory approximately $32,000 of stock-based compensation at December 31, 2006.

The recording of stock-based compensation expense for the twelve months ended December 31, 2006 resulted in a decrease in net income of $12.0 million and a decrease in basic and diluted earnings per share of $0.05. As of December 31, 2006, there was $16.3 million of unrecognized compensation cost related to options, which is expected to be recognized over a weighted average period of three years.

Under the provisions of APB 25, we recorded $3.6 million and $5.1 million for the years ended December 31, 2005 and 2004, respectively, of stock-based compensation in the consolidated statement of operations, included in the following expense categories (in thousands):

	Year ended December 31,
	2005	2004
Product cost of revenue	$42	$101
Service cost of revenue	431	600
Research and development	1,212	1,836
Sales and marketing	1,512	1,322
General and administrative	380	1,235
	$3,577	$5,094

On December 21, 2005, our Board of Directors approved accelerating the vesting of out-of-the-money, unvested stock options held by all current employees, subject to employee approval to the extent accelerating of vesting would create a change in classification of any grant from an incentive stock option to a non-qualified incentive stock option. Non-employee members of the Board of Directors were excluded from the acceleration. Unvested options having an exercise price of $4.00 per share or greater at that time, representing the right to purchase a total of approximately 18.9 million shares, became exercisable as a result of the vesting acceleration. All other terms and conditions in the original grants remained unchanged. The acceleration of vesting did not result in the recognition of incremental compensation expense in fiscal 2005 as the exercise price of the accelerated stock options exceeded the fair market value of the underlying common stock on the date of modification. The pro forma results reported for fiscal 2005 included approximately $70.6 million of pro forma compensation expense, net of tax, resulting from the vesting acceleration. The decision to accelerate vesting of these stock options was made primarily to reduce compensation expense that would otherwise be recognized after the adoption of SFAS 123R.

During December 2006, in order to remedy the unfavorable personal tax consequences for those who have not exercised stock options after December 31, 2005 subject to Section 409A, as more fully described in Note 2, “Restatement of Consolidated Financial Statements,” we entered into agreements with our directors and executive officers. For more information, refer to Note 2, “Restatement of Consolidated Financial Statements.”  The agreement with our directors and executive officers resulted in additional stock-based compensation expense of approximately $16,000 in our consolidated financial statements in the fourth quarter of 2006 and will result in additional stock-based compensation expense of approximately $1.2 million in the first quarter of 2007.

The Company could not issue any securities under its registration statements on Form S-8 until it became current in its SEC reporting obligations for filing its periodic reports under the Securities Exchange Act of 1934. During the fourth quarter of 2006 and the first quarter of 2007, the contractual terms of approximately 756,000 and 833,000 vested stock options, respectively, held by former executives and other former employees were extended. The Company accounted for the modifications to extend the contractual term of the awards for former executives and other former employees in accordance with

SFAS 123R. Based on the guidance in SFAS 123R and related FASB Staff Positions, after the modification those stock options held by former executives and other former employees became subject to the provisions of other applicable GAAP. Specifically, based on the provisions of EITF, No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) those stock option awards were reclassified as current liabilities. Consequently, at the end of each reporting period the Company will determine the fair value of those awards utilizing the Black-Scholes valuation model and will recognize any change in fair value in the Company’s consolidated statement of operations in the period of change until the awards are exercised, expire, or are otherwise settled. As a result of the modifications, the Company recorded additional stock-based compensation of approximately $2.1 million in the fourth quarter of 2006 and $3.6 million in the first quarter of 2007. The Company also recorded an aggregate fair value of approximately $1.1 million and $2.6 million in current liabilities as of December 31, 2006 and March 31, 2007, respectively. The Company recorded approximately $39,000 in the fourth quarter of 2006 and approximately $0.7 million in the first quarter of 2007 as a result of changes in the fair value of the liability awards.

During the first quarter of 2007, as a result of the Company’s inability to issue any securities under its registration statement on Form S-8, the Company extended the contractual terms of approximately 185,000 vested stock options held by current employees which were due to expire. The Company accounted for the modifications to extend the contractual term of the awards for current employees in accordance with SFAS 123R. As a result of the modification, the Company recorded additional stock-based compensation of approximately $0.8 million in the first quarter of 2007.

The Company was not able to issue shares under the ESPP as scheduled on February 28, 2007, delaying the issuance of shares until after it became current in it SEC reporting obligations. The Company also delayed the commencement of the next scheduled ESPP purchase period from March 1, 2007 to April 1, 2007. The modifications to the ESPP resulted in additional stock-based compensation expense beginning in the first quarter of 2007 of approximately $1.2 million, with additional stock-based compensation expense of approximately $1.7 million to be recorded over the remaining ESPP purchase period of the modifications.

For more information about stock-based compensation, including the financial statement impact from the restatement, see “Explanatory Note” preceding Part I, Item 1, Note 2, “Restatement of Consolidated Financial Statements” and Note 10, “Stock-based Compensation” of the Notes to the Consolidated Financial Statements of this Form 10-K and “Critical Accounting Policies and Estimates” below.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. The significant accounting policies that we believe are the most critical include the following:

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

We sell the majority of our products directly to our service provider customers. For products sold to resellers and distributors, we recognize revenue on a sell-through basis utilizing information provided to us from our resellers and distributors. Through December 31, 2005, no revenues had been recognized on a sell-in basis due to the limited return history associated with shipments to resellers and distributors. During the first quarter of 2006, we began reporting revenue from our original equipment manufacturer (“OEM”) relationship with Motorola, Inc. on a sell-in basis, where revenue is recognized upon the shipment of products to Motorola, assuming all other requirements for revenue recognition have been met. We had previously recognized revenue for sales to Motorola when products had been sold through by Motorola to its customers. This change reflects the two years of history with Motorola during which we have experienced no returns, no price concessions and an excellent payment history. As a result of this history, we have determined that the risk of a potential price concession has been eliminated and therefore the price for products sold to Motorola is now fixed or determinable upon sale to Motorola. During the year ended December 31, 2006, we recognized revenue totaling approximately $3.9 million in connection with sales of products to Motorola through December 31, 2006 that had not yet sold through to Motorola’s customers. This revenue would have been recognized in subsequent periods if we had not changed to a sell-in basis for Motorola during the first quarter. This additional revenue from Motorola in fiscal 2006 negatively affected product gross margins, as revenue from OEM relationships typically have lower margin profiles than revenue from direct sales to customers. This additional revenue resulted in approximately $1.4 million of additional income before income taxes, $0.8 million of additional net income and $0.01 of additional diluted net income per share for the year ended December 31, 2006.

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

We record a full inventory reserve for evaluation equipment at the time of shipment to our customers as a charge to sales and marketing expenses, as it is not probable that the inventory value will be realizable. If these evaluation shipments are later purchased by our customers, we reclassify amounts previously charged to sales and marketing expenses to cost of revenue in the period that all revenue recognition criteria are met.

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

Under SFAS 123R, our stock-based compensation is affected by our stock price as well as valuation assumptions, including the volatility of our stock price, expected term of the option, risk-free interest rate and expected dividends. We utilize the Black-Scholes valuation model for estimating the fair value on the date of grant of employee stock options. Prior to January 1, 2006, we used historical volatility to estimate the grant-date fair value of stock options. Starting on January 1, 2006, we changed our method to a combination of historical and implied volatility. We believe that a combination of historical and implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market’s expectations of future volatility. Historical volatility during the period associated with the expected term of our stock options over the past few years included a period of time during or subsequent to our initial public offering when our stock price experienced abnormally high volatility levels, which we believe is unlikely to be indicative of future stock price behavior. However, we have not placed sole reliance on implied volatility as options in our common stock that are actively traded on the open market generally have a term of two years or less—substantially shorter than our stock option’s expected term.

In connection with the restatement of our consolidated financial statements, we determined that during the period from May 2000 through December 31, 2005, the Company i) applied incorrect measurement dates in the accounting for certain stock options and ii) incorrectly accounted for certain stock options that required variable accounting. The correction of these errors related to stock option accounting resulted in additional cumulative stock-based compensation charges of approximately $54.1 million from 2000 through 2005.

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

(4)         If the stock option grant was approved by UWC and the Company did not have clear evidence of the date the principal terms of the grant were communicated to the recipients or the date of receipt of the last signature on the UWC, the Company reviewed all other available evidence and used its judgment to determine the most likely measurement date. The additional available evidence included, but was not limited to:

a.                  the next date that the two Compensation Committee members were physically present at a Board-level meeting where the UWC may have been signed; and

b.                 the date by which at least 90% of the stock option grant was entered into the Company’s stock option administration system.

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

The additional (less) cumulative stock-based compensation by year from 2000 through 2005 under categories two, three and four of our framework based upon the low, average and high closing prices during those periods is as follows (in millions):

	Category 2
	2000	2001	2002	2003	2004	2005	Total
Low	$—	$(13.4)	$(19.9)	$(5.4)	$(2.6)	$(1.9)	$(43.2)
Average	$—	$6.5	$2.0	$(2.3)	$(1.0)	$(0.8)	$4.4
High	$—	$33.1	$15.5	$0.2	$0.6	$0.6	$50.0

	Category 3
	2000	2001	2002	2003	2004	2005	Total
Low	$—	$(0.1)	$(0.7)	$(0.4)	$(0.1)	$—	$(1.3)
Average	$—	$ —	$(0.1)	$(0.2)	$—	$—	$(0.3)
High	$—	$ 0.1	$ 0.6	$0.1	$—	$—	$ 0.8

	Category 4
	2000	2001	2002	2003	2004	2005	Total
Low	$—	$(1.7)	$(0.8)	$(1.4)	$(2.2)	$(1.7)	$(7.8)
Average	$—	$(0.6)	$(0.1)	$(0.6)	$(0.9)	$(0.5)	$(2.7)
High	$4.1	$(2.9)	$ 1.3	$0.3	$0.7	$0.8	$ 4.3

We believe our methodology based on the best evidence available results in the most likely measurement dates for our stock option grants.

Information regarding the restatement is discussed in the “Explanatory Note” preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements”, of the Notes to Consolidated Financial Statements in this Form 10-K.

Accounting for Income Taxes.   Our provision for income taxes is comprised of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. We provide for deferred income taxes resulting from temporary differences between financial and taxable income. Such differences arise primarily from stock-based compensation, depreciation, accruals and reserves, deferred revenue, tax credits, net operating loss carryforwards and allowances for accounts receivable. We assess the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. If we were to determine that it was more likely than not that we would be unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to operations in the period that such determination was made. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which we operate and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Such assessment is completed on a jurisdiction by jurisdiction basis.

During the fourth quarter of 2006, we achieved record levels of revenue and order activity. Based upon our cumulative operating results and an assessment of our expected future results, we concluded in the fourth quarter of 2006 that it was more likely than not that we would be able to realize a substantial portion of our U.S. net operating loss carryforward tax asset prior to its expiration and realize the benefit of other net deferred tax assets. As a result, we reduced our valuation allowance in the fourth quarter of 2006 by $82.6 million, resulting in the recognition of an additional deferred tax asset of $73.6 million.

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

Results of Operations

Years Ended December 31, 2006 and 2005

Revenue.   Revenue for the years ended December 31, 2006 and 2005 was as follows (in thousands):

	Year ended December 31,
	2006	2005
Product	$203,592	$135,198
Service	75,891	60,164
Total revenue	$279,483	$195,362

Product revenue is comprised of sales of our voice infrastructure products, including our GSX9000 and GSX4000 Open Services Switches, NBS Network Border Switch, PSX Call Routing Server, SGX Signaling Gateway, ASX Feature Server, the Sonus Insight Management System and related product offerings. Product revenue for fiscal 2006 increased 50.6% from fiscal 2005. The increase in product revenue was primarily the result of increased product sales and shipments, including the successful completion of the deployment of our products into new and expanded customer networks.

Service revenue is primarily comprised of hardware and software maintenance and support, network design, installation and other professional services. Service revenue increased 26.1% in fiscal 2006, compared to fiscal 2005. The increase is primarily a result of increased maintenance revenue due to our growing installed customer base.

Cingular Wireless, KDDI Corporation and Level 3 each contributed more than 10% of our revenue in at least one of the years ended December 31, 2006 and 2005.

International revenue was approximately 28% and 25% of revenue in fiscal 2006 and fiscal 2005, respectively. Due to the uneven ordering patterns of our international customers, we expect that international revenue will continue to fluctuate as a percentage of revenue from quarter to quarter.

Our deferred product revenue was $32.7 million and $54.8 million at December 31, 2006 and 2005, respectively. Our deferred service revenue was $61.5 million and $67.4 million at December 31, 2006 and 2005, respectively. The decrease in deferred revenue at December 31, 2006 compared to December 31, 2005 is primarily attributable to the recognition of approximately $33 million of revenue from a single customer, of which approximately $29 million had been deferred at December 31, 2005. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights, customer creditworthiness and maintenance revenue deferrals included in multiple element arrangements. At December 31, 2006 and 2005, deferred revenue and accounts receivable excluded $12.4 million and $5.3 million, respectively,  related to products shipped and billed to customers which are collectible under extended payment terms for which revenue is recognized as cash is collected, or for which title had not passed to the customer as of the period end date.

Cost of Revenue/Gross Profit.   Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs and inventory obsolescence. Cost of revenue and gross profit as a percentage of revenue for the years ended December 31, 2006 and 2005 were as follows (in thousands, except percentages):

	Year ended December 31,
	2006	2005
Cost of revenue
Product	$70,823	$53,542
Service	29,609	24,683
Total cost of revenue	$100,432	$78,225
Gross profit margin (% of respective revenue)
Product	65.2%	60.4%
Service	61.0%	59.0%
Total gross profit margin	64.1%	60.0%

Product cost of revenue increased $17.3 million fiscal 2006, compared to fiscal 2005. The increase is primarily attributable to higher product revenue in the current year. Our service cost of revenue increased $4.9 million in fiscal 2006, compared to fiscal 2005. The current year increase is primarily attributable to higher service revenue in the current year, coupled with additional costs to expand the service organization infrastructure in response to our growing customer base. The increase in product gross profit as a percentage of revenue was primarily due to customer and product mix, partially offset by a greater percentage of revenue in fiscal 2006 from resellers with typically lower gross margins. Our product gross profit remained higher than our long-term financial model of 58% to 62%. We can provide no assurance that this favorable customer and product mix will continue, and we expect that over time our gross margins will return to levels consistent with our long-term financial model. The increase in service gross profit as a percentage of service revenue was primarily due to an increase in service revenue, partially offset by increased investment in our service organization to support the expansion of our installed base. Our service cost of revenue is relatively fixed in advance of any particular quarter and, therefore, changes in service revenue will have a significant impact on service gross profit percentage.

Research and Development Expenses.   Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $55.4 million in fiscal 2006, an increase of $7.8 million, or 16.5%, from $47.6 million in fiscal 2005. The increase primarily reflects $3.7 million of higher salary and related expenses, including stock-based compensation expense, associated with 48 personnel added throughout 2006. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we intend to continue making investments that enhance our products and technologies in order to meet the requirements of our customers and market. We believe that our research and development expenses for fiscal 2007 will increase from fiscal 2006 levels, primarily as a result of continued investment in new products, including the continued expansion of our research and development operations in India.

Sales and Marketing Expenses.   Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses were $65.7 million in fiscal 2006, an increase of $19.8 million, or 43.2%, from $45.9 million in fiscal 2005. As a result of our expansion of our worldwide sales and support coverage, salaries and related costs, including commissions and stock-based compensation expense, increased $13.6 million in 2006, compared to 2005. We also recorded $1.6 million of higher evaluation equipment expenses in 2006, compared to the prior year. We believe that our sales and marketing expenses will increase in fiscal 2007 from fiscal 2006 levels, primarily related to personnel costs. The magnitude of the increase will be dependent upon our level of revenues as commission expenses fluctuate primarily based on revenue levels.

General and Administrative Expenses.   General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses were $35.4 million in fiscal 2006, an increase of $7.7 million, or 27.7%, from $27.7 million in fiscal 2005. Professional fees, including $6.1 million related to our previously described stock option historical review, totaled $13.4 million in 2006. Salaries and related expenses increased $2.6 million in 2006, compared to the prior year. These amounts were partially offset by a decrease of $2.6 million in directors and officers insurance premiums and the reversal of $0.5 million of restructure reserves related to a change in our decision to abandon a facility for which costs had previously been accrued. We believe that our general and administrative expenses will increase in fiscal 2007 from fiscal 2006 levels, primarily related to personnel costs associated with growth of our business, professional fees and continued costs associated with improvements we are making in our internal control environment to address material weaknesses.

Interest Income, net.   Interest income consists of interest earned on our cash equivalents, marketable debt securities and long-term investments. Interest expense consists of interest incurred on a convertible subordinated note, which we repaid in May 2006, and capital lease obligations. Interest income, net of interest expense, was $15.4 million in fiscal 2006, an increase of $6.0 million from $9.4 million in fiscal 2005. The increase reflects the benefit of increases in the yield on our portfolio due to an increasing interest rate environment, shifting some of the marketable debt securities to longer-term investments with a higher yield during 2006, and an overall increase in cash and investments compared to the prior year.

Income Taxes.   Our benefit for income taxes was $65.0 million for the year ended December 31, 2006, compared to a provision for income taxes of $0.5 million for the year ended December 31, 2005. During 2006, in connection with the release of our deferred tax asset valuation allowance of $82.6 million, we recorded an overall deferred income tax benefit of $73.1 million. In addition, we recorded a current provision of $8.1 million, which included a foreign provision of $1.7 million, a federal and state provision of $0.8 million and a discrete item of $5.6 million related to a reserve for probable state and federal R&D tax credit exposure. In 2005, our effective tax rate was 10.1%, primarily attributable to foreign taxes. During 2005 we maintained a full valuation allowance recorded against our U.S. deferred tax assets.

In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which we operate and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Based upon our cumulative operating results and an assessment of our expected future results, we concluded in the fourth quarter of fiscal 2006 that it was more likely than not that we would be able to realize a substantial portion of our U.S. net operating loss carryforward tax asset prior to its expiration and realize the benefit of other net deferred tax assets. As a result, we reduced our valuation allowance in 2006, resulting in recognition of an additional deferred tax asset, and an increase to net income of $73.6 million.

At December 31, 2006 we had a remaining valuation allowance of $31.7 million, consisting of $28.7 million relating to excess tax benefits associated with stock-based compensation and $3.0 million relating to certain state net operating losses which we expect to expire unused. These excess tax benefits will be recorded as a credit to additional paid-in capital in the period realized.

Because of the availability of the U.S. net operating loss tax carryforwards (“NOLs”), a significant portion of our future provision for income taxes is expected to be a non-cash expense; consequently, the amount of cash paid with respect to income taxes is expected to be a relatively small portion of the total annualized tax expense during periods in which the NOLs are utilized.

Years Ended December 31, 2005 and 2004

Revenue.   Revenue for the years ended December 31, 2005 and 2004 was as follows (in thousands):

	Year ended December 31,
	2005	2004
Product	$135,198	$124,607
Service	60,164	46,295
Total revenue	$195,362	$170,902

Product revenue for fiscal 2005 increased 8.5% from fiscal 2004. The increase in product revenue was primarily due to higher orders in 2004, compared to 2003, that were not converted to revenue until the following fiscal year, coupled with a higher percentage of product orders converted to revenue in the year they were received in fiscal 2005 compared to fiscal 2004.

Service revenue for fiscal 2005 increased 30.0% from fiscal 2004. The increase in service revenue was primarily due to an increase in maintenance revenue as a result of the growing installed customer base.

Cingular Wireless, Global Crossing and Qwest Communications each contributed more than 10% of our revenue during one or both of the years ended December 31, 2005 and 2004.

International revenue was approximately 25% and 17% of revenues for the years ended December 31, 2005 and 2004, respectively. International revenue increased as a percentage of total revenue primarily due to an increase in orders during 2004 that were not converted to revenue as of December 31, 2004 as compared to 2003, and the conversion of a significant portion of such business into revenue in fiscal 2005. The rate of converting orders to revenue from international customers is generally longer than the conversion time for domestic customers.

Our deferred product revenue was $54.8 million and $48.6 million as of December 31, 2005 and 2004, respectively. Our deferred service revenue was $67.4 million and $45.1 million as of December 31, 2005 and 2004, respectively. Our deferred revenue increased due to the deferral of service revenue for future service and support obligations to our customers, and an increase in deferred product revenue due to the timing of orders received in 2005 and our ability to recognize such orders to revenue. At December 31, 2005 and 2004, deferred revenue and accounts receivable excluded $5.3 million and $6.5 million, respectively, related to products shipped and billed to customers which are collectible under extended payment terms or for which revenue is recognized as cash is collected.

Cost of Revenue/Gross Profit.   Cost of revenue and gross profit as a percentage of revenue for the years ended December 31, 2005 and 2004 was as follows (in thousands, except percentages):

	Year ended December 31,
	2005	2004
Cost of revenue
Product	$53,542	$33,227
Service	24,683	18,672
Total cost of revenue	$78,225	$51,899
Gross profit margin (% of respective revenue)
Product	60.4%	73.3%
Service	59.0%	59.7%
Total gross profit margin	60.0%	69.6%

The decrease in product gross profit as a percentage of revenue was primarily due to customer and product mix. The product gross margins achieved in 2004 were the result of a customer and product mix we do not expect to repeat. Our customer mix is the most significant determinant of our product gross margin percentage due to the concentrated nature of our customer base and the variance in pricing we realize for certain customers. To a lesser extent, the decrease was also due to a renegotiation of maintenance and support contracts with two customers resulting in a reduction in product revenues and gross margin of $4.7 million in fiscal 2005, an incremental benefit decrease in fiscal 2005 of $1.3 million from the sale of inventory previously written down and a $1.9 million benefit from the reduction of warranty reserves in the fourth quarter of 2004. The benefit from the reduction of warranty reserves represented changes in estimates due to the ongoing re-evaluation of expected future warranty requirements. Product margins for fiscal 2005 were consistent with our long-term financial model of 58% to 62%.

The decrease in service gross profit as a percentage of service revenue was primarily due to increased investment in our service organization to support the expansion of our installed base, partially offset by our higher volume of service revenue attributable to our increasing installed product base.

Research and Development Expenses.   Research and development expenses were $47.6 million for fiscal 2005, an increase of $9.6 million, or 25.4%, from $38.0 million in fiscal 2004. The increase primarily reflects higher salary and related expenses associated with increased headcount and additional depreciation expenses associated with new capital expenditures. During 2005, additional investments were directed primarily toward the growth of our access, wireless and international businesses as well as the expansion of our research and development operations in India. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success and we intend to continue to make substantial investments to enhance our products and technologies to meet the requirements of our customers and market.

Sales and Marketing Expenses.   Sales and marketing expenses were $45.9 million for fiscal 2005, an increase of $9.6 million, or 26.3%, from $36.3 million in fiscal 2004. The increase is primarily due to higher salaries and travel expenses associated with increased headcount related to the expansion of our worldwide sales and sales support coverage and an increase in commissions associated with increased revenues from the prior year. The increase is partially offset by a decrease in evaluation equipment expenses.

General and Administrative Expenses.   General and administrative expenses were $27.7 million for fiscal 2005, an increase of $1.7 million, or 6.5%, from $26.0 million in fiscal 2004. The increase primarily reflects an increase in salary and related expenses associated with increased headcount and an increase in professional fees incurred to perform the assessment and audit of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 for 2005 and our efforts toward remediating identified material weaknesses in our internal control environment. The increase was partially offset by lower professional fees in fiscal 2005 due to the completion of the restatement in 2004 of our annual financial statements for 2001 and 2002 and the first three quarters of 2003 and investigation into accounting matters during 2004, coupled with a decrease in stock-based compensation.

Amortization of Purchased Intangible Assets.   In fiscal 2001, we acquired certain intellectual property, in-process research and development and intangible assets in connection with our acquisitions of telecom technologies, inc. and Linguateq, Inc. As of December 31, 2004, the purchased intangible assets were fully amortized, and, accordingly, no amortization expense was recorded in fiscal 2005. Amortization of purchased intangible assets was $2.4 million in fiscal 2004.

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

Income Taxes.   We recorded a provision for income taxes of $0.5 million in fiscal 2005, primarily attributable to foreign taxes. In 2004 we recorded a provision for income taxes of $0.5 million, attributable to federal, state and foreign taxes. During both fiscal 2005 and fiscal 2004, we maintained a full valuation allowance against our U.S. deferred tax assets.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

At December 31, 2006, our principal sources of liquidity were our cash, cash equivalents, marketable debt securities and long-term investments totaling $360.9 million.

Our operating activities provided $25.8 million of cash in fiscal 2006, compared to $8.6 million in fiscal 2005. Cash provided by operating activities in fiscal 2006 came from net income, after adjustments for non-cash deferred income taxes, depreciation and amortization, stock compensation expense and losses on the disposal of property and equipment. Net income and non-cash items were further benefited from an increase of $16.7 million in accrued expenses, deferred rent and accrued restructuring expenses and a decrease of $1.3 million in accounts receivable. These amounts were partially offset by decreases in deferred revenue and accounts payable of $28.3 million and $6.1 million, respectively, and increased inventory and other asset levels of $3.9 million and $5.8 million, respectively. Higher levels of accrued expenses primarily relate to employee compensation and related costs, including liabilities related to stock option modifications accounted for under EITF 00-19, professional fees, including fees related to our stock option review, and accrued taxes. The decrease in deferred revenue is primarily attributable to the recognition of approximately $33 million of revenue from a single customer, of which approximately $29 million had been deferred at December 31, 2005. The increase in inventory levels was due primarily to a buildup of stock in anticipation of increased sales demand. Cash provided by operating activities in fiscal 2005 came from net income, after adjustments for non-cash items including depreciation and amortization, stock-based compensation and losses on the disposal of property and equipment. These income and non-cash items were partially offset by a non-cash credit adjustment related to deferred income taxes. Increased levels of deferred revenue, accounts payable, and accrued expenses, deferred rent and accrued restructuring expenses provided $30.6 million, $11.9 million and $4.4 million, respectively, of cash. These amounts were partially offset by increases in accounts receivable, inventory and other operating assets of $37.8 million, $11.2 million and $5.0 million, respectively.

In fiscal 2006, our net investment in marketable securities and long-term investments was $158.1 million. At December 31, 2006, our investments had an average remaining maturity of six months. During 2006, we spent $10.6 million to purchase property and equipment. In fiscal 2005, our net maturities of marketable debt securities and long-term investments were $32.6 million. This amount was partially offset by $14.2 million spent to purchase property and equipment. We anticipate that our capital expenditures for fiscal 2007 will approximate $16 million.

Our financing activities provided $31.3 million of cash in fiscal 2006, compared to $6.7 million in fiscal 2005. Net cash provided by financing activities in both years was primarily attributable to proceeds from the exercise of stock options and the sale of common stock in connection with our employee stock purchase plan. In fiscal 2006, these proceeds were partially offset by the repayment, in May 2006, of our $10.0 million, 4.75% convertible subordinated note.

Our contractual obligations (both principal and interest) at December 31, 2006 consist of the following (in thousands):

	Payments due by period
	Total	2007	2008 to 2009	2010 to 2011	Thereafter
Capital lease obligations	$623	$193	$292	$138	$—
Operating lease obligations(1)	13,291	3,917	5,533	3,172	669
Purchase commitments	43,161	43,161	—	—	—
	$57,075	$47,271	$5,825	$3,310	$669

(1)          Includes $3,000 of operating lease obligations included in the restructuring accrual recorded at December 31, 2006.

Based on current expectations, we believe our current cash, cash equivalents, marketable debt securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months. Although it is difficult to predict future liquidity requirements with certainty, the rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to improve our controls environment and for other general corporate activities, as well as to vigorously defend against existing and potential litigation. See Note 9 to our consolidated financial statements.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. SFAS 159 establishes presentation and disclosure requirements, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective in fiscal years beginning after November 15, 2007, although its provisions may be applied earlier if certain conditions are met. We are currently evaluating the impact of SFAS 159 on our consolidated results of operations and financial condition.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We have established procedures to manage our exposure to fluctuations in interest rates and foreign currency exchange rates.

We maintain an investment portfolio of various holdings, types and maturities. At any time a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on the interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We place our investments with high quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment grade securities. We manage potential losses in fair value by investing in relatively short-term investments, thereby allowing us to hold our investments to maturity. Our investments have an average remaining maturity of approximately six months. At December 31, 2006, the potential loss in future earnings and cash flow resulting from a hypothetical 10% movement in interest rates is estimated to be $890,000.

Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would not be materially affected and our net income would be adversely affected by approximately $350,000 although the actual effects may differ materially from the hypothetical analysis.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Sonus Networks, Inc. are filed as a part of this Annual Report on Form 10-K beginning on page F-1.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

As described in our accompanying Management’s Report on Internal Control over Financial Reporting, we have identified material weaknesses in internal control over financial reporting as of December 31, 2006. Because of these material weaknesses, we concluded that, as of December 31, 2006, our internal control over financial reporting was not effective based on the criteria outlined in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Accordingly, we have also concluded that our disclosure controls and procedures were not effective as of December 31, 2006.

Risks and Inherent Limitations

Prior to the complete remediation of these material weaknesses, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require future restatements. Moreover, because of the inherent limitations in all control systems, no evaluation of controls—even where we conclude the controls are operating effectively—can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material to our financial statements.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the criteria outlined in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on our assessment, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2006. As defined in the COSO framework, these material weaknesses include not only an entity-level weakness, but also weaknesses in process, transaction and application controls. The nature of each of these material weaknesses in our internal control over financial reporting is described below along with the actual or potential effects on our financial statements as issued during the existence of the material weakness.

Inadequate monitoring of foreign locations.   Certain of our policies, procedures and controls related to monitoring of foreign locations are not yet fully effective to provide reasonable assurance that we have adequate oversight of our business operations in remote and foreign locations.

Inadequate financial statement preparation and review process.   We did not have sufficient resources in both our tax and finance functions as of December 31, 2006, and consequently certain of our procedures and controls relating to financial statement preparation and review are not yet fully effective to provide reasonable assurance that the following control objectives have been met:

•       the completeness, accuracy, review and timely recording of transactions, account reconciliations, and journal entries recorded in our general ledger and financial statements;

•       the validity, completeness and accuracy of property and equipment and accumulated depreciation balances in our general ledger and financial statements;

•       the completeness, accuracy and proper financial statement presentation of commission transactions in our general ledger and financial statements;

•       the completeness, accuracy, review and timely recording of tax transactions, deferred income tax assets and liabilities, and the related valuation allowance in our general ledger and financial statements and the assessment of potential tax exposures;

•       the proper financial statement presentation of inventory in our general ledger and financial statements; and

•       the accuracy and reconciliation of manual spreadsheets and the related access controls.

As a result of this weakness, material adjustments were necessary to present the accompanying consolidated financial statements for the year ended December 31, 2006 in accordance with generally accepted accounting principles. These adjustments had the effect of materially reducing inventory, increasing gross property and equipment and accumulated depreciation, increasing deferred income tax assets, increasing other assets and increasing accrued liabilities. In addition, these post-closing adjustments had the effect of materially decreasing revenue, increasing operating expenses, increasing the income tax benefit and increasing net income.

Inadequate revenue recognition and accounts receivable procedures and controls.   As a result of turnover of key personnel, there have been delays in the implementation of certain controls related to understanding and documenting our customer arrangements to provide reasonable assurance that all revenue recognition criteria have been satisfied prior to revenue being recognized, including delivery and acceptance criteria, and to provide reasonable assurance that all undelivered elements have been accurately recorded. In addition, we have not yet made fully operational certain transaction processing controls within our revenue and accounts receivable cycle that will provide reasonable assurance that all control objectives are met relating to the timely and accurate recording of invoices and credits to customer accounts.

As a result of this weakness, material adjustments related to revenue were necessary to present the accompanying consolidated financial statements for the year ended December 31, 2006 in accordance with generally accepted accounting principles. These adjustments had the effect of materially decreasing revenue and increasing deferred revenue.

Inadequate purchasing controls.   We have not designed and implemented effective controls related to the completeness, accuracy, review and timely recording of contractual support and maintenance obligations included in royalty arrangements.

As a result of this weakness, a material adjustment was necessary to present the accompanying consolidated financial statements for the year ended December 31, 2006 in accordance with generally accepted accounting principles. This adjustment had the effect of materially increasing the accumulated deficit, operating expenses and accrued liabilities.

Inadequate controls over the accounting for stock-based compensation.   We have not designed effective controls and procedures to provide reasonable assurance that stock-based compensation related to our Employee Stock Purchase Plan and modifications made to the terms of stock option grants are accurately recorded in our general ledger and financial statements.

As a result of this weakness, material adjustments were necessary to present the accompanying consolidated financial statements for the year ended December 31, 2006 in accordance with generally accepted accounting principles. These adjustments had the effect of materially increasing stock-based compensation and accrued liabilities and decreasing additional paid-in capital.

Because of the material weaknesses described above, management concluded that, as of December 31, 2006, our internal control over financial reporting was not effective based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Prior to the complete remediation of these material weaknesses, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require future restatements. Moreover, because of the inherent limitations in all control systems, no evaluation of controls—even where we conclude the controls are operating effectively—can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material to our financial statements.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included on pages 77 to 79 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

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

Subsequent to the evaluation made in connection with the filing of our Form 10-K for the year ended December 31, 2005 and in connection with the restatement of our consolidated financial statements that is described in the Explanatory Note beginning on page 2 of this Form 10-K, our management, with the participation of our principal executive officer and principal financial officer, identified the following additional material weaknesses in internal control as of December 31, 2005:

•       Inadequate purchasing controls.   We have not designed and implemented effective controls related to the completeness, accuracy, review and timely recording of contractual support and maintenance obligations included in royalty arrangements.

•       Inadequate controls over the accounting for stock-based compensation.   We have not designed effective controls and procedures to ensure correct measurement dates were used in the accounting for stock option grants.

In an effort to remediate these material weaknesses, in 2006, we made significant improvements and a number of material changes to controls within those areas. A discussion of the material changes and their impact on our previously reported material weaknesses is as follows:

Inadequate entity-level controls:

Risk Assessment:

•       Implemented a code of ethics training and annual certification and whistleblower programs to mitigate risk of fraud;

•       Designed and implemented a fraud prevention and deterrence program that includes a corporate fraud, misappropriation and fiscal irregularity policy;

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

•       Created a standard communication plan for executive management to provide ongoing communication to employees regarding internal controls and corporate ethics; and

•       Developed and conducted a web-based corporate ethics training program to provide an efficient tool for employees to meet annual compliance requirements.

Monitoring:

•       Designed and implemented an international purchasing policy and signature authorization matrix at all foreign locations to strengthen controls related to purchasing; and

•       Improved foreign entity compliance with company policy regarding accounting, reporting and asset management.

Although significant steps have been taken to implement effective controls to eliminate the material weakness in the areas of Risk Assessment and Information and Communication, further work is required to develop appropriate controls to effectively monitor financial operations at foreign locations to provide reasonable assurance that controls are designed in the most effective and efficient manner possible. Therefore, as discussed in the Management’s Report on Internal Control over Financial Reporting above, we consider the Monitoring of our Foreign Locations to continue to be a material weakness in our internal controls over financial reporting.

Inadequate revenue recognition procedures and controls:

•       Implemented weekly revenue meetings, a quarterly certification and disclosure process and customer account reviews to understand and document our customer arrangements;

•       Implemented a manual process to document and support the assignment of customer credit worthiness;

•       Implemented a manual process to reconcile customer invoices to related purchase orders and shipping documentation to ensure accuracy, validity and completeness of invoicing;

•       Implemented a manual process to reconcile cash payments applied to customer accounts with invoices and purchase orders;

•       Created a credit memo policy to standardize the process to be followed when issuing credits to customer accounts;

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

Although significant steps have been taken in this area, further work is required to develop appropriate controls in some aspects of our revenue recognition procedures to provide reasonable assurance that controls are designed in the most effective and efficient manner possible. Therefore, as discussed in the Management’s Report on Internal Control over Financial Reporting above, we consider this area to continue to be a material weakness in our internal control over financial reporting.

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

•       Implemented a semi-annual process for management to assess segregation of duties for automated and manual systems;

•       Implemented an automated travel and expense reimbursement application to improve the timeliness, accuracy and completeness of all travel-related expense reimbursement requests;

•       Designed a process to tag all property and equipment additions and to validate these transactions against source documents before entering the data into the fixed asset system;

•       Performed a worldwide physical inventory of property and equipment to validate existence of property and equipment and to ensure accurate presentation and disclosure in the financial statements, which was completed in the fourth quarter of 2006.

Inadequate design and documentation of controls:

• Hired a Manager of Internal Controls to work with business process owners to design and an implement more effective controls and procedures; and

•       Enhanced and redesigned control activities for all business cycles to ensure they properly address business objectives and risks.

Inadequate controls and procedures related to income and other tax transactions:

•       Temporarily outsourced the tax function to an international accounting firm with specialized tax resources, implemented in the fourth quarter of 2006.

•       Initiated a number of tax projects throughout the year to help remediate certain tax issues.

•       Hired a new Director of Tax in March 2007.

Although significant steps have been taken in this area, further work is required to develop appropriate controls  in some aspects of our financial statement preparation and review process to provide reasonable assurance that controls are designed in the most effective and efficient manner possible. Therefore, as discussed in the Management’s Report on Internal Control over Financial Reporting above, we consider this area to continue to be a material weakness in our internal control over financial reporting.

Inadequate purchasing controls.

•       Initiated a comprehensive review at year-end of vendor contract obligations to ensure all royalty, maintenance and support arrangements are properly understood, documented and accurately recorded in the general ledger and financial statements, which was completed in the first quarter of 2007.

•       Improved the communication process amongst the finance, customer service, manufacturing and legal functions to ensure all pertinent information related to vendor contract obligations is identified and timely recorded in the financial statements, which was completed in the fourth quarter of 2006.

Although significant steps have been taken in this area, further work is required to develop appropriate controls in some aspects of our purchasing procedures to provide reasonable assurance that controls are designed effectively. Therefore, as discussed in the Management’s Report on Internal Control over Financial Reporting above, we consider this area to continue to be a material weakness in our internal control over financial reporting.

Inadequate controls over the accounting for stock-based compensation.

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

•       Implemented the following procedures for the granting of stock options:

•        The Compensation Committee issues grants pursuant to annual stock option incentive programs on August 15 of each year, or the next business day following August 15 if August 15 falls on a weekend or holiday in any year. The Compensation Committee retains the right to change this date based on business events that might warrant using another date for the annual equity incentive grant date;

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

•       Improved communication among finance, human resource and legal functions to ensure potential issues are identified timely and all transactions are recorded in accordance with generally accepted accounting principles; and

•       Enhanced stock administration practices to address the new communication requirement of FAS 123R:

•        Modified offer letters to new hire employees to communicate grant date and number of shares;

•        Implemented policy as part of new hire orientation for U.S.-based employees where our human resources administrator informs all new hires of the date of grant for their new hire option grants. New hire orientation for U.S.-based employees typically takes place on the employee’s start date.

Although significant steps have been taken in this area, further work is required to develop appropriate controls in some aspects of our stock-based compensation procedures to provide reasonable assurance that controls are designed in the most effective and efficient manner possible. Therefore, as discussed in the Management’s Report on Internal Control over Financial Reporting above, we consider this area to continue to be a material weakness in our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sonus Networks, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Sonus Networks, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Inadequate monitoring of foreign locations.   Certain of the Company’s policies, procedures and controls related to monitoring of foreign locations are not yet fully effective to provide reasonable assurance that the Company has adequate oversight of its business operations in remote and foreign locations.

Inadequate financial statement preparation and review procedures.   The Company did not have sufficient resources in both its tax and finance functions as of December 31, 2006, and consequently certain of its procedures and controls relating to financial statement preparation and review are not yet fully effective to provide reasonable assurance that the following control objectives have been met:

•       the completeness, accuracy, review and timely recording of transactions, account reconciliations, and journal entries recorded in the general ledger and financial statements;

•       the validity, completeness and accuracy of property and equipment and accumulated depreciation balances in the general ledger and financial statements;

•       the completeness, accuracy and proper financial statement presentation of commission transactions in the general ledger and financial statements;

•       the completeness, accuracy, review and timely recording of tax transactions, deferred income tax assets and liabilities, and the related valuation allowance in the general ledger and financial statements and the assessment of potential tax exposures;

•       the proper financial statement presentation of inventory in the general ledger and financial statements; and

•       the accuracy and reconciliation of manual spreadsheets and the related access controls.

As a result of this weakness, material adjustments were necessary to present the accompanying consolidated financial statements for the year ended December 31, 2006 in accordance with generally accepted accounting principles. These adjustments had the effect of materially reducing inventory, increasing gross property and equipment and accumulated depreciation, increasing deferred income tax assets, increasing other assets and increasing accrued liabilities. In addition, these post-closing adjustments had the effect of materially decreasing revenue, increasing operating expenses, increasing the income tax benefit and increasing net income.

Inadequate revenue recognition and accounts receivable procedures and controls.   As a result of turnover of key personnel, there have been delays in the implementation of certain controls related to understanding and documenting the Company’s customer arrangements to provide reasonable assurance that all revenue recognition criteria have been satisfied prior to revenue being recognized, including delivery and acceptance criteria, and to provide reasonable assurance that all undelivered elements have been accurately recorded. In addition, the Company has not yet made fully operational certain transaction processing controls within its revenue and accounts receivable cycle that will provide reasonable assurance that all control objectives are met relating to the timely and accurate recording of invoices and credits to customer accounts.

As a result of this weakness, material adjustments related to revenue were necessary to present the accompanying consolidated financial statements for the year ended December 31, 2006 in accordance with generally accepted accounting principles. These adjustments had the effect of materially decreasing revenue and increasing deferred revenue.

Inadequate purchasing controls.   The Company has not designed and implemented effective controls related to the completeness, accuracy, review and timely recording of contractual support and maintenance obligations included in royalty arrangements.

As a result of this weakness, a material adjustment was necessary to present the accompanying consolidated financial statements for the year ended December 31, 2006 in accordance with generally accepted accounting principles. This adjustment had the effect of materially increasing the accumulated deficit, operating expenses and accrued liabilities.

Inadequate controls over the accounting for stock-based compensation.   The Company has not designed effective controls and procedures to provide reasonable assurance that stock-based compensation related to its Employee Stock Purchase Plan and modifications made to the terms of stock option grants are accurately recorded in the general ledger and financial statements.

As a result of this weakness, material adjustments were necessary to present the accompanying consolidated financial statements for the year ended December 31, 2006 in accordance with generally accepted accounting principles. These adjustments had the effect of materially increasing stock-based compensation and accrued liabilities and decreasing additional paid-in capital.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2006 of the Company, and this report does not affect our report on such financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2006, and our report dated August 2, 2007 expressed an unqualified opinion on those financial statements and includes explanatory paragraphs relating to the adoption of Statement of Financial Accounting Standard No. 123(R) Share-Based Payment discussed in Note 10 and the restatement discussed in Note 2.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
August 2, 2007

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

The following table sets forth our current executive officers and directors and their respective ages as of June 28, 2007:

Name	Age	Position
Hassan M. Ahmed	49	Chief Executive Officer and Chairman of the Board of Directors
Albert A. Notini	50	President, Chief Operating Officer and Director
Ellen B. Richstone	55	Chief Financial Officer
Paul K. McDermott	45	Vice President of Finance, Corporate Controller and Chief Accounting Officer
James F. Collier III	49	Vice President of Worldwide Sales
Edward T. Anderson(1)(3)	58	Director
John P. Cunningham(1)	69	Director
Howard E. Janzen(1)	53	Director
Paul J. Severino(2)	60	Director
H. Brian Thompson(2)(3)	68	Director

(1)          Member of Audit Committee.

(2)          Member of Compensation Committee.

(3)          Member of Nominating Committee.

Hassan M. Ahmed has been our Chief Executive Officer and a member of our board of directors since November 1998 and Chairman of our board of directors since April 2004. From November 1998 to April 2004, he was also our President. From July 1998 to November 1998, Mr. Ahmed was Executive Vice President and General Manager of the Core Switching Division of Ascend Communications, Inc., a provider of wide area network switches and access data networking equipment, and from July 1997 to July 1998 was a Vice President and General Manager of the Core Switching Division. From June 1995 to July 1997, Mr. Ahmed was Chief Technology Officer and Vice President of Engineering for Cascade Communications Corp., a provider of wide area network switches. From 1993 to June 1995, Mr. Ahmed was a founder and president of WaveAccess, Inc., a supplier of wireless communications. Prior to that, he was an Associate Professor at Boston University, Engineering Manager at Analog Devices, Inc., a chip manufacturer, and director of VSLI Systems at Motorola Codex, a supplier of communications equipment. Mr. Ahmed holds a B.S. and an M.S. in engineering from Carleton University and a Ph.D. in engineering from Stanford University.

Albert A. Notini has been our President and Chief Operating Officer since April 2004 and a director since March 2003. Until becoming President and Chief Operating Officer in April 2004, Mr. Notini also served as chairman of the board’s audit committee. Mr. Notini served as a director and the Chief Financial Officer of Manufacturers’ Services Limited, a global electronics and supply chain services company, from October 2000 to March 2004. Manufacturers’ Services Limited was acquired by Celestica Inc. in March 2004. He joined Manufacturers’ Services Limited in May 2000 as Executive Vice President, Business Development and General Counsel and served in that capacity until October 2000. From January 1999 to June 1999, Mr. Notini was the Executive Vice President, Corporate Development and Administration and General Counsel of Wang Global, a worldwide provider of network services. Wang Global was acquired by Getronics NV in June 1999 and Mr. Notini served as Executive Vice President of

Getronics until February 2000. He joined Wang Global in February 1994 as Senior Vice President and General Counsel. Prior to joining Wang, he was a Senior Partner at Hale and Dorr LLP, a law firm now known as Wilmer Cutler Pickering Hale and Dorr LLP. Mr. Notini has a B.A. from Boston College, an M.A. from Boston University and a J.D. from Boston College Law School.

Ellen B. Richstone has been our Chief Financial Officer since January 2005. From December 2002 to January 2005, Ms. Richstone was President and Chief Executive Officer of Entrepreneurial Resources Group, an international professional services firm that provides operational and financial services. From 1998 to November 2002, Ms. Richstone was the Senior Vice President, Finance & Administration and Chief Financial Officer of Brooks Automation, Inc., a worldwide manufacturer of automation hardware and software for the semiconductor industry. Prior to that, she also served as the Chief Financial Officer of several other technology corporations, including Augat, Inc., Rohr Aerospace, and Honeywell Bull. Additionally, Ms. Richstone has held executive positions with Data General Corporation and Polaroid Corporation. Ms. Richstone holds a bachelor’s degree from Scripps College and a master’s degree of international affairs and a master’s degree of law and diplomacy with a specialty in international business law from the Fletcher School of Law and Diplomacy at Tufts University. She also holds an advanced professional certificate in finance from New York University’s Stern School of Business.

Paul K. McDermott has been our Vice President, Finance and Corporate Controller since August 2005. From 2002 to 2005, Mr. McDermott was the Chief Financial Officer, Treasurer and Secretary at Network Intelligence Corporation, a provider of appliance-based security event management products. From 1999 to 2002, he served as the Chief Financial Officer, Vice President of Finance & Administration, Treasurer and Secretary of Firepond, Inc., a provider of interactive sales software solutions. Mr. McDermott holds a bachelors degree in accounting from Duquesne University and an M.B.A. from the University of Pittsburgh.

James F. Collier III has been our Vice President, Worldwide Sales since May 2006. Prior to joining Sonus, Mr. Collier was employed by Ciena Corporation, a supplier of communications networking equipment, software and services, as Senior Vice President, Worldwide Sales, from May 2004 to April 2006, and as Senior Vice President, Corporate Development, from June 2003 to May 2004. Mr. Collier served as Ciena’s Vice President, North American Sales, from May 2002 to May 2003. Prior to joining Ciena, Mr. Collier was employed by Nortel Networks Corporation, a supplier of communication equipment, for almost 20 years, with increasingly more senior positions in engineering, product line management, marketing and sales in both the wireline and wireless business units, ending as Vice President of Major Accounts in April 2002. Mr. Collier holds a B.S. in electrical engineering from North Carolina State University and an M.B.A. from Duke University.

Edward T. Anderson has been a director since November 1997. Mr. Anderson has been managing general partner of North Bridge Venture Partners, a venture capital firm, since 1994. Previously, he was a general partner of ABS Ventures, the venture capital affiliate of Alex. Brown & Sons. He has an M.F.A. from the University of Denver and an M.S. from Columbia University.

John P. Cunningham has been a director since September 2004. In June 2002, Mr. Cunningham retired from Citrix Systems, Inc., a global leader in virtual workplace software and services. From May 2001 to June 2002, Mr. Cunningham was Senior Vice President, Finance and Operations of Citrix. He joined Citrix in November 1999 as Senior Vice President, Finance and Administration and served in that capacity until May 2001. From 1998 to June 1999, Mr. Cunningham served as Executive Vice President and Chief Financial Officer of Wang Global, a worldwide provider of network services. Prior to joining Wang, he served as Chief Financial Officer of Whirlpool Corporation from 1996 to 1998 and Chief Financial Officer of Maytag Corporation from 1994 to 1996, both diversified manufacturers. Mr. Cunningham has also held various management positions at International Business Machines. He currently serves as a member of the board of directors of Smart Disk Corporation. Mr. Cunningham has an M.B.A. from New York University and a B.S. from Fordham University.

Howard E. Janzen has been a director since January 2006. Mr. Janzen has been Chief Executive Officer of One Communications, a supplier of integrated advanced telecommunications solutions to businesses, since March 2007 and has served on the board of directors of One Communications since June 2007. He served as President of Sprint Business Solutions, the business unit serving Sprint’s business customer base with almost 10,000 employees and $12 billion in annual revenue, from January 2004 to September 2005. From May 2003 to January 2004, he was President of Sprint’s Global Markets Group, responsible for Sprint’s long distance service for both consumer and business customers. From October 2002 to May 2003, Mr. Janzen was President and Chief Executive Officer of Janzen Ventures, Inc., a private investment business venture. From 1994 until October 2002, Mr. Janzen served as President and Chief Executive Officer, and Chairman from 2001, of Williams Communications Group, Inc., a high technology company, which emerged from bankruptcy in October 2002 as WilTel Communications Group, Inc. Mr. Janzen is currently a member of the board of directors of Global Telecom and Technology. He also serves on the Governor’s Science and Technology Council for the State of Oklahoma and is a Commissioner and Vice Chairman for the Global Information Infrastructure Commission (GIIC). Mr. Janzen received his B.S and M.S. degrees in Metallurgical Engineering from the Colorado School of Mines. He also has completed the Harvard Business School Program for Management Development.

Paul J. Severino has been a director since March 1999. Mr. Severino has been an investment advisor to emerging companies and venture funds since 1996. He currently serves as a member of the board of directors of Analog Devices, Inc. Mr. Severino has a B.S. in engineering from Rensselaer Polytechnic Institute.

H. Brian Thompson has been a director since October 2003. Mr. Thompson has been Executive Chairman of Global Telecom and Technology, a worldwide multi-network telecommunications operator since October 2006. He has served as chairman of the board of directors for Comsat International, an independent telecommunications operator with operations throughout Latin America since December 2002. He also heads his own private equity investment and advisory firm, Universal Telecommunications, Inc. He currently serves as a member of the boards of directors of Bell Canada International, Axcelis Technologies, Inc., United Auto Group and ICO Global Communications (Holdings) Limited. He received his M.B.A. from Harvard University’s Graduate School of Business, and received an undergraduate degree in chemical engineering from the University of Massachusetts.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely on a review of the copies of reports furnished to us, we believe that during the year ended December 31, 2006, our directors, executive officers and greater than 10% shareholders complied with all Section 16(a) filing requirements, except that Ms. Richstone was late in reporting on Form 4 a grant of options to purchase shares of common stock, and Mr. Collier was late in reporting on Form 4 the change in his beneficial ownership of our securities due to the disposition to us of restricted stock to satisfy tax withholding obligations.

Code of Business Conduct and Ethics

All of our directors, officers and employees must act in accordance with our code of business conduct and ethics, which has been adopted by our board of directors. A copy of our code of business conduct and ethics can be found on our website, www.sonusnet.com., at Corporate/Investor Relations/Governing our

Company. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver of, a provision of this code of business conduct and ethics with respect to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website, unless a Form 8-K is otherwise required by applicable rules of the NASDAQ Global Select Market.

Audit Committee

Our Board of Directors has established an Audit Committee which is responsible for overseeing our accounting and financial reporting processes and the audits of our financial statements. The Audit Committee operates under a written Audit Committee charter approved by the Board that reflects standards and requirements adopted by the SEC and the NASDAQ Global Select Market. A copy of this charter can be found on our website, www.sonusnet.com., at Corporate/Investor Relations/Governing our Company.

The members of the Audit Committee are Messrs. Anderson, Cunningham and Janzen. Each of the members of the Audit Committee is an “independent director” as defined under the rules of the NASDAQ Global Select Market and the additional independence requirements for members of Audit Committees contemplated by Rule 10A-3 under the Securities Exchange Act of 1934. The Board of Directors has determined that Mr. Cunningham is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Item 11.         Executive Compensation

Director Compensation

Members of our Board of Directors who are employees of Sonus receive no compensation for their service as directors. Non-employee directors are compensated for their service as directors as follows:

$20,000 per year for serving as a board member with no committee assignments;

$23,750 per year for serving as a board member, and on one committee other than the Audit Committee;

$27,500 per year for serving as a board member, and on the Audit Committee;

$27,500 per year for serving as a board member, and on two committees other than the Audit Committee;

$31,250 per year for serving as a board member, and on the Audit Committee and one other committee; or

$37,500 per year for serving as a board member, and as chairman of the Audit Committee.

Directors also are eligible to be reimbursed for reasonable out-of pocket expenses incurred in connection with attendance at board of director or committee meetings.

Under our Amended and Restated 1997 Stock Incentive Plan (the “Plan”), non-employee directors also are eligible to receive stock option grants or restricted stock awards at the discretion of the Board of Directors or other administrator of the Plan. We currently compensate directors with option grants for 50,000 shares upon commencement of board service and also typically grant to non-employee directors an option for 20,000 shares annually. In 2006, the Board did not award an annual grant of options to non-employee directors.

The following table contains information on compensation for our non-employee members of our Board of Directors during 2006.

2006 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards (1)(2)(3) ($)	Total ($)
Edward T. Anderson	31,250	39,736	70,986
John P. Cunningham	37,500	76,375	113,875
Howard E. Janzen	27,500	37,661	65,161
Paul J. Severino	23,750	39,736	63,486
H. Brian Thompson	27,500	123,793	151,293

(1)          The amounts in this column do not reflect compensation actually received by the director. Instead, the amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”) with respect to options awarded in 2006 and prior years. A discussion of the assumptions used in calculating the amount in this column may be found in Note 10 to our audited consolidated financial statements included in this Annual Report on Form 10-K.

(2)          In 2006, the Board did not grant annual stock option awards to non-employee directors. In January 2006, the Compensation Committee granted an option to purchase 50,000 shares of our common stock to Mr. Janzen upon his appointment to the board of directors at an exercise price of $4.77 per share. This option vests over a four-year period with 25% of the shares vesting one year from the date of grant and monthly thereafter at the rate of 2.0833% for each month of service completed by the director.

(3)          The following table shows the aggregate number of stock options held by each of our non-employee directors as of December 31, 2006 and the fair value at the time of grant for each stock option grant:

Non-employee Director	Grant Date	Number of Shares	Grant Date Fair Value of Option Awards
Edward T. Anderson	5/11/01	10,000	$265,700
	5/02/02	10,000	16,200
	5/07/03	10,000	29,200
	12/29/04	10,000	46,800
	10/12/05	20,000	75,600
Total		60,000	$433,500
John P. Cunningham	9/09/04	50,000	$230,000
	10/12/05	20,000	75,600
Total		70,000	$305,600
Howard E. Janzen	1/20/06	50,000	$159,000
Paul J. Severino	5/11/01	10,000	$265,700
	5/02/02	10,000	16,200
	5/07/03	10,000	29,200
	12/29/04	10,000	46,800
	10/12/05	20,000	75,600
Total		60,000	$433,500
H. Brian Thompson	10/24/03	50,000	$372,500
	12/29/04	10,000	46,800
	10/12/05	20,000	75,600
Total		80,000	$494,900

Compensation Discussion and Analysis

The Compensation Committee oversees our executive compensation program and reviews all compensation decisions relating to our executive officers. The Compensation Committee evaluates both performance and compensation to ensure that we are able to attract and retain the best possible employees in key positions and that the compensation provided to key employees remains competitive with the compensation provided to employees of our peer group comprised of companies of comparable revenue and market capitalization in the diversified high technology market.

Philosophy and Objectives

The Compensation Committee believes that our annual and long-term incentive-based cash and non-cash executive compensation should motivate executives to achieve our business goals and reward executives for achieving these goals. We believe that total direct compensation should represent a strong competitive position (60th percentile) as compared to our peer group base salaries and annual cash incentives should be competitive with our peer group (50th percentile); and long term equity incentives should be highly competitive with our peer group (75th percentile).

The Compensation Committee believes that an effective executive compensation program should be tied to annual and long-term strategic goals for the business and should align the executive’s interests with those of the stockholders by rewarding performance above those goals, with the objective of ultimately increasing stockholder value. Therefore, the executive compensation program should include competitive cash and stock incentive based compensation components that reward performance. We believe that the executive compensation program should also be structured to attract superior employees consistent with those of a company with strong growth and earnings potential.

More specifically, the executive compensation program is designed to: (i) offer compensation opportunities that attract highly talented executives; (ii) motivate individuals to perform at their highest levels; (iii) reward outstanding initiative and achievement; (iv) reinforce critical measures of performance derived from our business strategy and key success factors; and (v) retain those individuals with the leadership abilities and skills necessary to build long-term shareholder value by supporting executive ownership and stockholder alignment.

We have not established a policy for the specific allocation between cash and non-cash compensation. Rather, the Compensation Committee annually reviews market data and information provided by compensation consultants to determine the appropriate level and combination of incentive and non-incentive, cash and equity-based compensation, based upon competitive data.

Compensation Components

Our executive compensation program has three major components: (i) base salary, (ii) cash-based incentives and (iii) equity-based incentives. The Compensation Committee reviews the compensation program on an annual basis.

Base Salary.   Aggregate base salaries are designed to reflect the scope of responsibilities, performance and competencies of the individual executives. The salaries for each executive officer are reviewed on an annual basis, as well as at the time of a promotion or other change in responsibilities. Increases in salary are based on an evaluation of the individual’s performance and level of pay compared to benchmark date for similar positions at peer companies. For 2006, the Compensation Committee made no changes to the base salary of Mr. Ahmed, Mr. Notini or Mr. Edwards. The Compensation Committee increased the base salary of Ms. Richstone by approximately 3% from $260,000 to $267,800. Mr. Collier’s salary was approved in connection with his hiring by us.

Cash-based Incentives.   A significant portion of each executive officer’s compensation is tied to the achievement of corporate financial goals and to individual performance objectives. Accordingly, cash-based incentives are expected to represent a substantial part of total compensation for our executives and are based on measures that reflect annual financial and short-term strategic goals. Under our incentive compensation program for fiscal year 2006, except as otherwise provided in individual agreements with executive officers, the amount of any incentive compensation payment to executive officers and employees is determined by the Compensation Committee and awarded based on our having achieved certain operating and financial measures for fiscal year 2006, as well as individual performance objectives established for each executive. Individual objectives may include product development and quality metrics, improvement of corporate processes, development of strategic partnerships, expansion of geographic infrastructure, growth of customer base and supply chain improvement. In 2006, the Compensation Committee established an executive cash incentive plan, under which 50% of the potential cash payment is based upon achievement of corporate goals relating to revenue, operating income and remediation of reported material weaknesses, and 50% of the potential cash payment is based upon achievement of specific individual performance goals, provided that failure to meet corporate goals will result in non-payment of some or all cash incentives, subject to the discretion of the Compensation Committee. The corporate component of the 2006 cash incentive program further allocated payments based upon achievement of corporate goals as follows: (i) 45% of payment based upon achievement of revenue goals; (ii) 45% of payment based upon achievement of operating income goals; and (iii) 10% of payment based upon elimination of reported material weaknesses in internal controls. We consider our corporate goals to be confidential and, therefore, we do not disclose these goals. In fiscal 2006, 100% of the individual objectives of our Chairman/Chief Executive Officer and President/Chief Operating Officer were based upon achievement of these corporate goals.

Equity-based Incentives.   Stock options and restricted stock are awarded to our executive officers in order to tie compensation directly to our long-term success and increase in stockholder value. In determining the size of the stock option and/or restricted stock grants awarded to each executive officer, the Compensation Committee takes into account the executive officer’s position, past performance, anticipated contribution to our long-term goals, and industry practices and norms. Long-term incentives granted in prior years and existing levels of stock ownership are also taken into consideration. Typically 25% of the shares subject to an option vest on the first anniversary of the grant date with the remaining 75% of the shares vesting in equal increments of 2.0833% monthly thereafter through the fourth anniversary of the grant date. Restricted stock awards typically vest over a four year period with 25% of the shares subject to the award vesting on the first anniversary of the grant date and semi-annually thereafter. The Compensation Committee believes that a combination of stock options and restricted stock is most effective in meeting the key objectives of employee retention, motivation, and stockholder alignment, and is the most cost effective and efficient manner of share usage, taking into account SFAS 123R expense and cash flow. As of 2006, the aggregate share pool available under the stock incentive program will be funded with fewer shares than in prior years to reflect the usage of restricted stock and market trends. The historical practice of allocating equity awards to top performers and critical positions will be continued.

Determining Executive Compensation

The Compensation Committee has the authority to retain compensation consultants and other outside advisors to assist in the evaluation of executive officer compensation. In establishing total annual compensation for the chief executive officer, and reviewing the total annual compensation for the president and the other executive officers, the Compensation Committee reviews each component of the executive’s compensation against executive compensation surveys prepared by the Compensation Committee’s outside compensation consultant. The surveys used for comparison reflect compensation levels and practices for persons holding comparable positions at certain of our peer group companies. The Compensation Committee also solicits appropriate input from our chief executive officer and our president, who work with our vice president of human resources to recommend compensation for those executives reporting directly to them. The vice president of human resources works with the compensation consultant to provide input and advice to the Compensation Committee regarding the chief executive officer’s compensation. The Compensation Committee considers, but is not bound by, recommendations made by company management. Similarly, the Compensation Committee may accept, reject or modify any recommendations by the compensation consultants or other outside advisors. All decisions regarding the chief executive officer’s compensation are made by the Compensation Committee in executive session, without the chief executive officer present.

During 2006, the Compensation Committee retained the Wilson Group, a human resources consulting firm, to conduct an annual analysis of the total compensation practices for our executive and senior management positions. The purpose of this study was to provide management and the Compensation Committee with current information on the competitiveness of our total cash and long-term incentive compensation. Similar studies were completed over the past several years. These studies provided a significant amount of comparative information, using peer group and market data.

The Compensation Committee determined the need to review the current compensation strategy and the market reference peer group based on larger company metrics, considering our current and future growth potential. The analysis indicated that overall total direct compensation for our executives is below that of our peer group and survey market references. Base salaries for executive officers did not increase in 2006 over the prior year’s base salaries, with the exception of an equitable adjustment in base compensation for the Chief Financial Officer. However, the Compensation Committee expects to adjust salary and cash-based incentives for executive officers in the future based upon comparative compensation of companies of similar size, complexity and other factors, which may include our financial performance and success in meeting strategic goals. We currently plan to develop and implement an equity incentive program offering a combination of options and restricted stock. The Compensation Committee did not establish an annual equity incentive program for executives in 2006.

Benefits and Other Compensation

Executives are eligible for the same benefits that are available to all employees, which include group health insurance, life and disability insurance, dental insurance, and paid holidays. All employees begin accruing 3 weeks vacation upon date of hire. We offer a 401(k) program and an Employee Stock Purchase Plan.

We do not typically offer perquisites or employee benefits to executive officers that are not also made available to employees on a broad basis. The Company has agreed to pay any relocation expenses incurred by Mr. Collier, including moving expenses and temporary living expenses.

Compensation Committee Roles and Responsibilities

The Compensation Committee evaluates and approves goals and objectives of the chief executive officer and reviews goals and objectives of other executive officers; evaluates the performance of the executives in light of those goals and objectives; determines and approves the compensation level for the chief executive officer; reviews compensation levels of other key executive officers; evaluates and approves all grants of equity-based compensation to executive officers and recommends to the Board compensation policies for outside directors.

At the outset of the fiscal year, the Board of Directors sets the overall corporate performance goals for the year, while the Compensation Committee establishes each executive’s individual performance measures and target bonus, except as otherwise predetermined by an employment agreement. In determining the performance goals, the Committee may consider the impact of changes in accounting principles and extraordinary, unusual or infrequent events. After the end of the fiscal year, the Committee reviews the actual corporate and individual performance against the predetermined corporate performance goals and individual performance measures to determine the appropriate bonus amount, as well as other performance considerations related to unforeseen events during the year. For each of the performance goals, a formula establishes a payout range based upon the target bonus allocation. The formula also determines the percentage of the target bonus to be paid based on a percentage of goal achievement.

Stock Option Grant Policy

New Hire Grants

The Compensation Committee has delegated authority to our chief executive officer to grant new hire options consistent with approved guidelines and restrictions governing the delegation. These guidelines are as follows:

1.                Such options are granted pursuant to the Plan;

2.                Such options are on the terms of our standard form of stock option agreement;

3.                The grant date is the 15th day of the month following the employee’s start date and the exercise price of these options is equal to the closing price of our common stock on that date, or the next business day in the event that the 15th day falls on a day that the NASDAQ Global Select Market is closed;

4.                The chief executive officer is not authorized to grant options (a) to himself or to any of our other executive officers, or (b) to any new employee for more than 100,000 shares of the our common stock; and

5.                The chief executive officer shall maintain a list of the options granted pursuant to the delegated authority and shall report to the Compensation Committee regarding the options granted, upon request.

The Compensation Committee reviews and, if appropriate, approves the grants to new hires in excess of 100,000 shares at a Committee meeting. The actions taken at the meetings are documented in meeting minutes subsequently approved by the Compensation Committee. The list of proposed individual grants is provided in advance of the meeting and attached to the meeting minutes.

Annual Equity Incentive Grants

The Compensation Committee annually considers an equity incentive grant for our employees, including executives, in connection with its annual review of employee and executive compensation. At a Committee meeting, the Compensation Committee reviews a report prepared by its independent compensation consultants and a proposed plan for the granting of equity awards to executives and employees in connection with the annual equity incentive program. Typically, employee eligibility is based upon hire date with a required minimum of one year of service. Among the eligible employees, awards are allocated to a percentage of employees, based upon management’s evaluation of employee performance and other business criteria.

The proposed plan includes overall parameters of the plan, a pool of shares to be allocated under the plan and typically recommends specific grants for executives. The Compensation Committee discusses the plan with management and then requests that management provide the Committee with a specific list of individual grants for employees consistent with the Compensation Committee’s guidance. The Compensation Committee determines specific grants for executives. Management then prepares a list of individual grants for employees and executives and submits to the Compensation Committee the list of individual grants for employees and executives. The Compensation Committee reviews and, if appropriate, approves the list of individual grants at a Committee meeting. The actions taken at the meetings are documented in meeting minutes subsequently approved by the Compensation Committee. The list of individual grants is attached to the meeting minutes.

The Compensation Committee has established the grant date for annual equity incentive grants to be August 15 of each year, or the next business day following August 15 if August 15 falls on a weekend or holiday. The Compensation Committee retains the right to change this date based on business events that might warrant using another date for the annual equity incentive grant date. The Compensation Committee did not establish an annual equity incentive program in 2006.

Promotion and Achievement Grants

From time to time, our management recommends to the Compensation Committee promotion or achievement grants to our employees or executives. Our management includes all recommended individual stock option grants for approval by the Compensation Committee in the meeting materials provided in advance of the meeting. We document all Compensation Committee meetings with minutes reflecting any stock option grants approved during the meeting. The Compensation Committee approves promotion or achievement grants at Committee meetings. The actions taken at the meetings are documented in meeting minutes. Promotion and achievement grants have a grant date of the 15th day of the month following the Compensation Committee’s approval of the grant.

Vesting

Provided that the employee continues his or her employment with us, on the applicable vesting date options will vest and become exercisable as follows: (i) New Hire grants: 25% of the shares vest on the first anniversary of the date that employment with us commences (“Employment Date”) and the remaining 75% of the shares vest in equal increments of 2.0833% monthly thereafter through the fourth anniversary of the Employment Date; (ii) All other option grants: 25% of the shares vest on the first anniversary of the grant date (as defined in the Notice of Grant of Stock Options and Option Agreement) and the remaining 75% of the shares vest in equal increments of 2.0833% monthly thereafter through the fourth anniversary of the grant date. Grants to non-employee directors have the same vesting schedule subject to continued service on the Board of Directors.

Termination

Options typically terminate on the tenth anniversary of the grant date (or the fifth anniversary of the grant date, if the optionee owns more than 10% of our stock), provided that if an employee’s employment relationship with us terminates, the option termination date is determined based upon the reason for employment termination as follows: (i) death or total and permanent disability of optionee (as defined in Section 22(e)(3) of the Internal Revenue Code of 1986, as amended)—180 days thereafter; (ii) termination for any other reason—30 days thereafter.

Acceleration

In the event of an acquisition, merger or consolidation of the Company (“Acquisition”), in which an option is assumed or substituted in the Acquisition, then the number of shares, subject to the option, that are not then vested shall become accelerated in vesting by 12 months upon the closing of the Acquisition. If an option is not assumed or substituted, then the number of shares that are not then vested shall accelerate in full and become immediately exercisable.

In addition, upon an Acquisition as defined in their employment agreements, any unvested portion of Mr. Notini’s and Mr. Collier’s new hire grants will become fully vested and exercisable.

Tax and Accounting Considerations

Accounting for Stock-Based Compensation.   Beginning on January 1, 2006, we began accounting for stock-based payments in accordance with the requirements of SFAS 123R. Options granted to employees are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). However, we make no representation or warranty as to the tax treatment to the optionee upon receipt or exercise of the option or sale or other disposition of the shares covered by the option. In addition, options will not be treated as incentive stock options for tax purposes to the extent that options covering in excess of $100,000 of stock (based upon fair market value of the stock as of the respective dates of grant of such options) become exercisable in any calendar year; and such options will be subject to different tax treatment.

Policy on Deductibility of Executive Compensation.   Section 162(m) of the Code disallows a tax deduction for certain compensation in excess of $1 million. It is the Compensation Committee’s present policy to take reasonable measures to preserve the full deductibility of substantially all executive compensation, to the extent consistent with its other compensation objectives. However, the Compensation

Committee reserves the right to approve compensation in excess of the deductible amount if it concludes that it is in our best interest and in the best interest of our stockholders to do so.

Summary of Executive Compensation

The following table sets forth, for the year ended December 31, 2006, the compensation earned by our Chief Executive Officer, Chief Financial Officer and the other three most highly compensated executive officers serving as executive officers at December 31, 2006 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Salary	Bonus		Stock Awards(2)	Option Awards(3)	Non-Equity Incentive Plan Compensation(4)	Total
Hassan M. Ahmed,	$375,000	$—		$—	$7,930	$344,393	$727,323
Chairman and Chief Executive Officer
Ellen B. Richstone,	$267,800	$—		$—	$69,769	$154,510	$492,079
Chief Financial Officer
Albert A. Notini,	$325,000	$—		$—	$2,120,310	$298,474	$2,743,784
President and Chief Operating Officer and Director
James F. Collier III,	$206,730	$103,562	(1)	$385,600	$334,680	$121,635	$1,152,207
Vice President of Worldwide Sales
Steven Edwards,	$245,000	$—		$—	$6,571	$—	$251,571
Former Vice President and Chief Marketing Officer(5)

(1)          Represents a guaranteed bonus related to Mr. Collier’s joining Sonus in May 2006.

(2)          The amount in this column does not reflect compensation actually received by the Named Executive Officer. Instead, the amount reflects the stock-based compensation recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with SFAS 123R of restricted stock awards granted under the Plan. A discussion of the assumptions used in calculating the amount in this column may be found in Note 10 to our audited consolidated financial statements included in this Annual Report on Form 10-K.

Mr. Collier was granted an award of 200,000 restricted shares of our common stock ($0.001 par value) which vests as follows: 80,000 on December 31, 2006; 40,000 on April 30, 2007; 30,000 on October 31, 2007; and 50,000 on May 1, 2008.

(3)          The amounts shown in this column do not reflect compensation actually received by the Named Executive Officer. Instead, the amounts reflect the stock based compensation recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with SFAS 123R of stock options granted under the Plan. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 10 to our audited consolidated financial statements included in this Annual Report on Form 10-K.

Ms. Richstone was granted an option to purchase 100,000 shares of our common stock at an exercise price of $5.12 per share, which represents the closing price of our common stock on the NASDAQ

Global Select Market on March 15, 2006 (the grant date), with 25% of the number of shares vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly increments through the fourth anniversary of the grant date.

Mr. Collier was granted an option to purchase 650,000 shares of our common stock at an exercise price of $4.82 per share, which represents the closing price of our common stock on the NASDAQ Global Select Market on April 24, 2006 (the grant date), with 25% of the number of shares vesting on the first anniversary of his employment commencement date and the remaining 75% vesting in equal monthly increments through the fourth anniversary of the commencement date.

(4)          Cash incentive payments for 2006 were made in accordance with predetermined corporate metrics and individual performance objectives set by the Compensation Committee at the beginning of the fiscal year. Total potential individual cash incentives are set by employment agreement or by the Compensation Committee as applicable, as a percentage of base salary. For 2006, cash-based incentives were allocated based 50% upon achievement of individual performance objectives established for each executive employee and 50% upon achievement of corporate objectives. The corporate component of the 2006 cash incentive program further allocated payments based upon achievement of corporate goals as follows: (i) 45% of payment based upon achievement of revenue goals; (ii) 45% of payment based upon achievement of operating income goals; and (iii) 10% of payment based upon elimination of remaining material weaknesses in internal controls. For 2006, cash incentives were paid based upon overachievement of revenue and operating income goals, and underachievement of goals related to internal controls. Each metric is measured separately. Once the payment under corporate measures has been determined, 50% of such payment is based upon evaluation of individual performance objectives.

Mr. Ahmed’s target was 85% of his base salary in 2006. Based upon the percentage of achievement of corporate and individual goals, Mr. Ahmed’s actual bonus for 2006 was 91.8% of base salary, or $344,393.

Ms. Richstone’s target was 60% of her base salary in 2006. Based upon the percentage of achievement of corporate and individual goals, Ms. Richstone’s actual bonus for 2006 was 57.7% of base salary, or $154,510.

Mr. Notini’s target was 85% of his base salary in 2006. Based upon the percentage of achievement of corporate and individual goals, Mr. Notini’s actual bonus for 2006 was 91.8% of base salary, or $298,474.

Mr. Collier’s target was 100% of his base salary in 2006. Based upon the percentage of achievement of corporate and individual goals, Mr. Collier’s bonus for 2006 was 58.8% of base salary, or $121,635. This excludes the $103,562 cash incentive guaranteed to Mr. Collier under the employment agreement for 2006.

(5)          Mr. Edwards resigned from the Company effective April 2, 2007.

Plan-Based Awards

The following table sets forth information about incentive plan awards to the Named Executive Officers during the year ended December 31, 2006.

2006 GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Options (#)	Awards ($/Sh)	Awards (2)($)
Hassan M. Ahmed	—	—	318,750	374,441	—	—	—	—	—	—	—
Ellen B. Richstone	3/15/2006	—	160,680	188,751	—	—	—	—	100,000	5.12	342,380
Albert A. Notini	—	—	276,250	324,515	—	—	—	—	—	—	—
James F. Collier III	4/24/2006	103,562	207,124	238,212	—	—	—	200,000	650,000	4.82	2,808,830
Steven Edwards	—	—	147,000	172,681	—	—	—	—	—	—	—

(1)    Amounts reflect potential cash award amounts payable under our incentive compensation program for 2006 described above in “Compensation Discussion and Analysis.” Actual award amounts are set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(2)    Amounts reflect the fair value of the restricted stock award to Mr. Collier and stock option grants to Ms. Richstone and Mr. Collier as of the grant date. The terms of the grants are set forth above in Notes 2 and 3 to the Summary Compensation Table.

Option Holdings

The following table sets forth information concerning stock options and unvested stock awards held by the Named Executive Officers as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT 2006 FISCAL YEAR-END

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Hassan M. Ahmed	813,000	—		—	$3.33	3/15/2010		—		$—	—	$—
	640,000	—		—	$13.875	4/3/2011		—		$—	—	$—
	2,000,000	—		—	$4.47	6/16/2013		—		$—	—	$—
	550,000	—		—	$5.79	8/20/2014		—		$—	—	$—
Ellen B. Richstone	600,000	—		—	$5.49	1/10/2015		—		$—	—	$—
	—	100,000	(3)	—	$5.12	3/15/2016		—		$—	—	$—
Albert A. Notini	46,875	3,125	(4)	—	$2.13	3/26/2013		—		$—	—	$—
	1,633,333	816,667	(5)		$3.99	4/6/2014		—		$—	—	$—
James F. Collier III	—	650,000	(6)	—	$4.82	4/24/2016		120,000	(7)	$790,800	—	$—
Steven Edwards	500,000	—		—	$4.10	7/19/2014	(8)	—		$—	—	$—
	150,000	—		—	$4.91	9/9/2015	(8)	—		$—	—	$—

(1)    On December 21, 2005, upon the Compensation Committee’s recommendation, our Board of Directors approved the acceleration of vesting of unvested stock options having an exercise price per share of $4.00 or higher, granted under our stock option plan that are held by our current employees, including executive officers. As a result, unvested options for executive officers with an exercise price per share of $4.00 or higher were accelerated. The aggregate number of options accelerated for the executive officers was 2,765,417. Each executive officer has entered into a Resale Restriction Agreement, which restricts his or her sale of any shares obtained through the exercise of accelerated options before such time as vesting would otherwise have taken place absent the acceleration or, if earlier, the executive officer’s last day of employment with us.

(2)    In accordance with SEC rules, the market value of unvested shares of restricted stock is determined by multiplying the number of such shares by $6.59, the closing market price of our common stock on December 29, 2006 (the last trading day prior to December 31, 2006).

(3)    On March 15, 2006, we granted Ms. Richstone an option to purchase 100,000 shares of our common stock at an exercise price of $5.12 per share, with 25% of the number of options vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly increments through the fourth anniversary of the grant date assuming continued employment with us.

(4)    On March 26, 2003, we granted Mr. Notini an option to purchase 50,000 shares of our common stock at an exercise price of $2.13 per share, with 25% of the number of options vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly increments through the fourth anniversary of the grant date.

(5)    In April 2004, we granted Mr. Notini an option to purchase 2,450,000 shares of our common stock at an exercise price of $3.99 per share, with 25% of the number of options vesting on the first anniversary of his employment commencement date and the remaining 75% vesting in equal monthly increments through the fourth anniversary of the employment commencement date.

(6)    In April 2006, we granted Mr. Collier an option to purchase 650,000 shares of our common stock at an exercise price of $4.82 per share, with 25% of the number of options vesting on the first anniversary of his employment commencement date and the remaining 75% vesting in equal monthly increments through the fourth anniversary of the employment commencement date.

(7)    In April 2006, we granted Mr. Collier 200,000 restricted shares of our common stock. Eighty thousand of the restricted shares vested on December 31, 2006 and 40,000 vested on April 30, 2007. Of the remaining shares, subject to Mr. Collier’s continued employment, 30,000 shares will vest on October 31, 2007, and 50,000 shares will vest on May 1, 2008.

(8)    In order to remedy the fact that Mr. Edwards would be unable to exercise any vested options within 30 days of his termination, in accordance with his option agreements, in April 2007 we entered into an amendment to Mr. Edwards’ stock agreements, extending his right to exercise vested options until thirty days from the date our Form S-8 becomes effective, allowing us to issue shares of common stock.

Option Exercises and Stock Vested—The following table shows amounts realized by the Named Executive Officers upon the vesting of restricted stock during 2006. None of the Named Executive Officers exercised any stock options during 2006.

2006 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Hassan M. Ahmed	—	$—	—	$—
Ellen B. Richstone	—	$—	—	$—
Albert A. Notini	—	$—	—	$—
James F. Collier III(1)	—	$—	80,000	$527,200
Steven Edwards	—	$—	—	$—

(1)          On April 24, 2006 we, granted Mr. Collier 200,000 restricted shares of our common stock. Eighty thousand of the restricted shares vested on December 31, 2006, of which 28,604 shares were returned to the Company to satisfy the tax withholding associated with the vesting of the shares. Forty thousand of the restricted shares vested on April 30, 2007, of which 14,302 shares were returned to the Company to satisfy the tax withholding associated with the vesting of the shares. Of the remaining restricted shares, subject to Mr. Collier’s continued employment, 30,000 shares will vest on October 31, 2007, and 50,000 shares will vest on May 1, 2008. Upon each vesting date, we will calculate the tax withholding, convert the number of shares required to satisfy the tax obligation based upon the then current stock price, and release the balance of the number of shares to Mr. Collier.

(2)          In accordance with SEC rules, the aggregate dollar amount realized of unvested shares of restricted stock is determined by multiplying the number of such shares by $6.59, the closing market price of our common stock on December 29, 2006 (the last trading day prior to the vesting date, December 31, 2006).

Section 409A of the Internal Revenue Code

In connection with the voluntary review by us of our historical stock option grant practices with respect to options granted since our initial public offering, we concluded that the appropriate measurement dates for financial accounting purposes of certain stock grants differ from the recorded measurement dates of those awards. For certain options that were determined to have a measurement date different from the original measurement date, and that have an exercise price less than the fair market value of the Company’s stock on the re-determined measurement date, the option recipient is subject to adverse tax consequences, and the Company is subject to reporting and withholding obligations under Section 409A of the Internal Revenue Code (“Section 409A”). In addition, we must comply with certain reporting and withholding obligations under Section 409A.

In order to address the adverse tax consequences under Section 409A, on December 26, 2006, our current and former executive officers and directors who may have received options subject to Section 409A (the “Section 16 Persons”) each executed a consent (the “Consents”), pursuant to which they irrevocably agreed that the exercise price of any of their stock options that are determined to be subject to Section 409A would be increased so as to be equal to the fair market value of the Company’s stock on the re-determined measurement date.

We have agreed to compensate the Section 16 Persons for any increases in the exercise price of their options that are subject to Section 409A with cash payable in 2008. The Section 16 Persons have agreed not to exercise such options prior to notification from the Company as to whether there has been a re-determination of the measurement date with respect to the options.

The Section 16 Persons will not receive compensation for grants that we determine to be out-of-the-money with exercise prices higher than the closing price of our common stock on the NASDAQ Global Select Market as of February 16, 2007. Mr. Ahmed has executed an irrevocable waiver to receive compensation for 53,300 shares, which represent the unvested portion as of December 31, 2004, of the options granted to him on April 3, 2001. Mr. Thompson executed an irrevocable waiver to receive compensation for 35,417 shares, which represent the unvested portion as of December 31, 2004, of the options granted to him on October 24, 2003. In addition, a former Section 16 officer executed an irrevocable waiver to receive compensation for the unvested portion as of December 31, 2004, of the options granted to him on April 3, 2001.

Severance and Change of Control Arrangements

In addition to compensation designed to reward employees and executives for service and performance, we have approved certain severance and change of control provisions for certain of the Named Executive Officers.

Severance Arrangements

In order to recruit and retain executives, we believe it is appropriate and necessary to provide assurance of certain severance payments if we terminate an executive’s employment without cause or if the executive terminates his or her employment for good reason.

Ellen B. Richstone entered into an employment agreement with us as of December 12, 2004, which provides that if the Company terminates her employment other than for cause, Ms. Richstone will be entitled to 12 months base salary continuation at her then annual base salary and she will have 12 months from the date of termination to exercise her outstanding vested shares.

Albert A. Notini entered into an employment agreement with us as of April 6, 2004 which provides that (i) if the Company terminates his employment other than for cause, or (ii) if Mr. Notini terminates his employment for “Good Reason” as defined in his employment agreement, or (iii) Mr. Notini’s employment terminates at the end of a nine-month transition period following a change in control, Mr. Notini will be entitled to a one-time payment equal to 18 months base salary plus on target bonus at his then applicable annual rate. Mr. Notini’s outstanding unvested options also would continue to vest during the 18- month period following employment termination, and he would continue to receive health benefits. Also, his vested options would continue to be exercisable for 24 months following his termination or the remaining life of the option, whichever is less.

James F. Collier III entered into an employment agreement with us dated April 10, 2006, which provides that if the Company terminates his employment other than for cause, or if Mr. Collier terminates his employment for “Good Reason” as defined in his employment agreement, Mr. Collier will be entitled to payments equal to 12 months of his then annual base salary and on target bonus as well as continued health, vision and dental benefits. Upon termination for any reason, Mr. Collier’s unexercised vested options will continue to be exercisable for a period of the life of the option or 90 days following termination, whichever is less.

Change of Control Arrangements

The Compensation Committee recognizes that the possibility of a change in control of the company may create uncertainty and result in the distraction of management to the detriment of the company and its stockholders. Accordingly, in order to maintain a stable and effective management team, the Committee approved certain benefits for certain of the Named Executive Officers in the event of a change of control.

In the event of an Acquisition as defined in our standard stock option agreement, for each employee including the Named Executive Officers, the number of shares that are not then vested shall become accelerated in vesting by 12 months upon the closing of the Acquisition.

Upon an Acquisition as defined in his employment agreement, any unvested portion of Mr. Notini’s new hire grant to purchase 2,450,000 shares will become fully vested and exercisable.

Upon an Acquisition as defined in his employment agreement, any unvested portion of Mr. Collier’s new hire grant to purchase 650,000 shares and new hire award of 200,000 restricted shares, which would vest within 24 months of the Acquisition, will become fully vested and exercisable.

Potential Payments Upon Termination or Upon Change in Control

The table below shows potential payments to the Named Executive Officers with severance or change in control arrangements upon termination or upon a change of control of the company. The amounts shown assume that termination or change of control was effective as of December 31, 2006, the last day of our fiscal year, and are estimates of the amounts that would have been paid to the executives upon such a termination or change of control. The actual amounts to be paid can only be determined at the time of an executive’s termination or following a change of control.

Name	Termination Other than for Cause(1)	Change in Control
Ellen B. Richstone
Cash severance(2)	$ 267,800	$ —
	$ 267,800	$ —
Albert A. Notini
Cash severance(2)	$ 974,273	$ —
Stock options(3)	2,659,512	2,659,512
Health benefits	16,118	—
	$ 3,649,903	$ 2,659,512
James F. Collier III
Cash severance(2)	$ 300,000	$ —
Stock options(3)	—	1,541,390
Stock awards	—	578,400
Health benefits	12,533	—
Tax benefits	23,804	—
	$ 336,337	$ 2,119,790

(1)          Includes voluntary termination for “Good Reason” as defined in the executive’s employment agreement.

(2)          Cash severance paid following termination.

(3)          Expense related to stock options and restricted stock has been calculated in accordance with SFAS 123R.

Indemnification Agreements

Certain of our current and former officers and directors are parties to legal proceedings because of their status as officers and directors. We have generally entered into indemnification agreements with our officers and directors and we may be liable for judgments, fines and expenses in connection with such proceedings, which, in the aggregate, may be material. We are paying legal fees for counsel representing our officers and directors in connection with such proceedings. In addition, we have agreed to indemnify one executive in the event of any claim, including reasonable attorney fees, brought against him relating to a prior employment agreement.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between any member of our board of directors or our Compensation Committee and any member of the board of directors or Compensation Committee of any other company, and none of these interlocking relationships have existed in the past.

Compensation Committee Report

The Compensation Committee consists of Paul J. Severino (Chair) and H. Brian Thompson. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with our management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by,
COMPENSATION COMMITTEE:
Paul J. Severino
H. Brian Thompson

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	(A)	(B)	(C)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders(1)	39,210,777 (2)	$4.78	73,529,014 (3)
Equity compensation Plans Not Approved by Shareholders	—	—	—
Total	39,210,777	$4.78	73,529,014

(1)          Consists of the Amended and Restated 1997 Stock Incentive Plan (the “Plan”) and the 2000 Employee Stock Purchase Plan (“ESPP”).

(2)          Excludes purchase rights presently accruing under the ESPP. The ESPP consists of four consecutive purchase periods that are generally six months in duration. Eligible employees may purchase shares of common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning of each two-year offering period or the end of each semi-annual purchase period. Participation is limited to 20% of an employee’s eligible compensation not to exceed amounts allowed by the Internal Revenue Code.

(3)          Consists of shares available for future issuance under the Plan and the ESPP. As of December 31, 2006, an aggregate of 50,264,471 shares of common stock were available for issuance under the Plan and 23,264,543 shares of common stock were available for issuance under the ESPP. The Plan, which terminates as of November 18, 2007, incorporates an evergreen provision pursuant to which, on January 1 of each year, the aggregate number of shares reserved for issuance under the Plan automatically increases by a number equal to the lesser of (i) 5% of the total number of shares of common stock outstanding on December 31 of the preceding year, or (ii) such number as our board of directors may determine, but the total shares reserved for issuance under incentive stock options cannot increase to more than 81,000,000 without further shareholder approval (except as the Plan provides with respect to certain changes in our equity structure). The ESPP incorporates an evergreen provision pursuant to which, on January 1 of each year, the aggregate number of shares reserved for issuance under the ESPP automatically increases by a number equal to the lesser of (i) 2% of the total number of shares of common stock outstanding on December 31 of the preceding year, or (ii) such number as our board of directors may determine, but the total shares reserved for issuance cannot increase to more than 75,000,000 without further shareholder approval (except as the ESPP provides with respect to certain changes in our equity structure).

Beneficial Ownership of Securities

The following table sets forth information regarding beneficial ownership of our common stock as of June 28, 2007 by:

•       each person who beneficially owns, to the best of our knowledge, more than 5% of the outstanding shares of our common stock;

•       each of our Named Executive Officers;

•       each of our directors; and

•       all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to shares. In computing the number of shares beneficially owned by each person named in the following table and the percentage ownership of that person, shares of common stock that are subject to stock options held by that person that are currently exercisable or exercisable within 60 days of June 28, 2007 are deemed owned by that person and are also deemed outstanding. These shares are not, however, deemed outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. The percentage of common stock outstanding as of June 28, 2007 is based on 257,465,110 shares of common stock outstanding on that date plus shares subject to options to the extent noted above.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Outstanding
Executive Officers and Directors:
Hassan M. Ahmed(1)	10,592,333	4.11%
Ellen B. Richstone(2)	640,365	*
Albert A. Notini(3)	2,101,666	*
James Collier III(4)	373,761	*
Steven Edwards(5)	650,000	*
Edward T. Anderson(6)	465,321	*
John P. Cunningham(7)	45,625	*
Howard E. Janzen(8)	19,792	*
Paul J. Severino (9)	550,197	*
H. Brian Thompson(10)	83,542	*
All executive officers and directors as a group (10 persons)(11)	15,522,602	6.03%
5% Owners:
FMR Corp.(12)	37,406,759	14.53%
Galahad Securities Limited(13)	31,511,164	12.24%
Wellington Management Company, LLP(14)	19,201,124	7.46%

                 * Less than 1% of the outstanding shares of common stock.

       (1) Includes 4,003,000 shares subject to outstanding options that are exercisable as of August 27, 2007. Includes 915,002 shares held by family trusts and by his minor children. Mr. Ahmed disclaims beneficial ownership of the shares held by these trusts and his minor children.

       (2) Includes 635,417 shares subject to outstanding options that are exercisable as of August 27, 2007.

       (3) Includes of 2,091,666 shares subject to outstanding options that are exercisable as of August 27, 2007.

       (4) Includes 216,667 shares subject to outstanding options that are exercisable as of August 27, 2007, and 80,000 shares of unvested restricted stock.

       (5) Consists of 650,000 shares subject to outstanding options that are exercisable as of August 27, 2007.

       (6) Includes 45,625 shares subject to outstanding options that are exercisable as of August 27, 2007.

       (7) Consists of 45,625 shares subject to outstanding options that are exercisable as of August 27, 2007.

       (8) Consists of 19,792 shares subject to outstanding options that are exercisable as of August 27, 2007.

       (9) Includes 45,625 shares subject to outstanding options that are exercisable as of August 27, 2007.

(10) Includes 63,542 shares subject to outstanding options that are exercisable as of August 27, 2007.

(11) Includes 7,816,959 shares subject to outstanding options that are exercisable as of August 27, 2007 owned by all of the current executive officers and directors.

(12) According to a Schedule 13G/A filed on February 14, 2007, Fidelity Management & Research Company (“Fidelity”) was the beneficial owner of 36,627,248 shares of common stock in its capacity as investment advisor to various registered investment companies. Fidelity is a wholly owned subsidiary of FMR Corp. The power to vote the shares of Fidelity resides solely with the board of trustees of the Fidelity funds and Edward C. Johnson 3d and FMR Corp. each have the sole power to dispose of, or direct the disposition of, the shares of Fidelity funds. The address of FMR Corp. is 82 Devonshire Street, Boston, MA 02109.

(13) According to a Schedule 13G/A No. 2 filed on May 23, 2007 reporting the beneficial ownership of 31,511,164 shares of common stock, each of Galahad Securities Limited, Legatum Capital Limited, Legatum Global Holdings Limited, Legatum Global Investment Limited and Senate Limited (acting on behalf of the trust formed under the laws of the Cayman Islands as of July 1, 1996), reports sole voting power and dispositive power of the 31,511,164 shares. The address of the reporting persons is P.O. Box 71082, Dubai, United Arab Emirates.

(14) According to a Schedule 13G/A filed on April 10, 2007, Wellington Management Company, LLP (“Wellington Management”) was the beneficial owner of 30,488,307 shares of common stock in its capacity as investment adviser to various clients, which are owners of record of such common stock and which clients have the right to receive, or the power to direct the receipt of, dividends from, or proceeds from the sale of, such shares of common stock. Wellington Management has the shared power to vote or direct the vote of 23,804,487 shares of common stock, and the shared power to dispose or direct the disposition of 30,276,707 shares of common stock in its capacity as investment adviser. The address of Wellington Management is 75 State Street, Boston, MA 02109.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Our Board has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000, and one of our executives, directors, director nominees or 5% shareholders (or their immediate family members), each of whom we refer to as “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the related person transaction to our General Counsel. The policy calls for the related person transaction to be reviewed and, if deemed appropriate, approved by the Board’s Audit Committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the committee will review and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the committee to review and, if deemed appropriate, approve related person transactions that arise between committee meetings, subject to ratification by the committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, the committee will review and consider:

•       the Related Person’s interest in the Related Person Transaction;

•       the approximate dollar value of the amount involved in the Related Person Transaction;

•       the approximate dollar value of the amount of the Related Person’s interest in the transaction without regard to the amount of any profit or loss;

•       whether the transaction was undertaken in the ordinary course of our business;

•       whether the transaction with the Related Person is proposed to be, or was, entered into on terms no less favorable to the us than terms that could have been reached with an unrelated third party;

•       the purpose of, and the potential benefits to us of, the transaction; and

•       any other information regarding the Related Person Transaction or the Related Person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The committee may approve or ratify the transaction only if the committee determines that, under all of the circumstances, the transaction is in our best interests. The committee may impose any conditions on the related person transaction that it deems appropriate.

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, the Board has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for the purposes of this policy:

•       interest arising solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity), that is a participant in the transaction, where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction (c) the amount involved in the transaction equals less than the greater of $200,000 or 5% of the annual consolidated gross revenues of the other entity that is a party to the transaction; and

•       a transaction that is specifically contemplated by provisions of our charter or bylaws.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the Compensation Committee in the manner specified in its charter.

Director Independence

Under the rules of the NASDAQ Global Select Market, a director will only qualify as an “independent director” if, in the opinion of the board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Edward T. Anderson, John P. Cunningham, Howard E. Janzen, Paul J. Severino and H. Brian Thompson does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 4200(a)(15) of the NASDAQ Global Select Market Marketplace Rules.

In determining the independence of the directors listed above, our Board considered each of the transactions discussed above and all other relevant transactions, relationships and arrangements.

Item 14.         Principal Accounting Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following is a summary of the aggregate fees billed to us by Deloitte & Touche LLP, our current registered public accounting firm for the fiscal years ended December 31, 2006 and 2005 for each of the following categories of professional services.

Fee Category	Fiscal 2006 Fees	Fiscal 2005 Fees
Audit Fees	$3,401,000	$2,195,000
Audit-Related Fees	23,000	—
Tax Fees	20,000	—
All Other Fees	12,300	625
Total Fees	$3,456,300	$2,195,625

The following is a summary of the aggregate fees billed to us by Ernst & Young LLP, our former registered public accounting firm for the fiscal years ended December 31, 2006 and 2005 for each of the following categories of professional services.

Fee Category	Fiscal 2006 Fees	Fiscal 2005 Fees
Audit Fees	$75,000	$407,915	(1)(2)
Audit-Related Fees	—	—
Tax Fees	—	518
All Other Fees	65,551	—
Total Fees	$140,551	$408,433

(1)          Includes fees and expenses related to interim reviews for the first and second quarters of 2005; the 2004 Singapore statutory audit, and the fiscal 2003 Form 10-Q/A reviews.

(2)          Includes fees and expenses related to the fiscal 2004 year end audit, the 2004 audit of management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, and interim reviews.

Audit Fees

Audit fees consist of professional services rendered for the audit of our consolidated financial statements included in our Annual Report on Form 10-K and review of the interim consolidated financial statements included in our quarterly reports on Form 10-Q, audit of management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, and statutory audits of our foreign subsidiaries. Audit fees for 2006 include fees related to the audit of the Company’s restated financial statements and the review of the independent investigation into the Company’s historical stock option practices and accounting.

Audit-Related Fees

Audit-related fees consist of professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements and the audit of management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, but are not reported under “Audit Fees.” These services include employee benefit plan audits and consultations concerning financial accounting and reporting standards.

Tax Fees

Tax fees consist of professional services for tax compliance, accounting, reporting, advice and planning. These services include assistance regarding federal, state and international tax compliance and reporting; sales, use and value added tax matters; employment taxes and international tax planning.

All Other Fees

All other fees consist of products and professional services other than the services reported above, including E&Y’s fees in connection with the formal order of private investigation issued by the SEC in June 2004, which was terminated by the SEC in June 2005, and fees for the Company’s subscription to Deloitte’s on-line accounting research tool.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES

The Audit Committee has adopted a policy to pre-approve audit and permissible non-audit services provided by our independent registered public accounting firm. These services many include audit services, audit-related services, tax services and other services. Prior to engagement of the independent registered public accounting firm for the next year’s audit, the independent registered public accounting firm and our management submit an aggregate of services expected to be rendered during that year for each of the four categories of services to the Audit Committee for approval. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and our management periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval process. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee may ratify, without prior approval, certain de minimis non-audit services if the aggregate amount of all such non-audit services provided to us constitutes not more than $5,000 during the fiscal year in which the services are provided. During the fiscal years ended December 31, 2006 and 2005, there were no de minimis non-audit services provided that the Audit Committee subsequently ratified.

Our Audit Committee requires the regular rotation of the lead audit partner and concurring partner as required by Section 203 of the Sarbanes-Oxley Act of 2002 and is responsible for recommending to our board policies for hiring employees or former employees of the independent registered public accounting firm.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Annual Report on Form 10-K:

1)               Financial Statements

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

2)               Financial Statement Schedules

None. All schedules are omitted because they are not applicable, not required under the instructions or because the information is reflected in the consolidated financial statements or notes thereto.

3)               List of Exhibits

The Exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Westford, Commonwealth of Massachusetts, on this 2nd day of August, 2007.

SONUS NETWORKS, INC.
By:	/s/ Hassan M. Ahmed
Hassan M. Ahmed
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Hassan M. Ahmed	Chairman and Chief Executive Officer	August 2, 2007
Hassan M. Ahmed	(Principal Executive Officer)
/s/ Ellen B. Richstone	Chief Financial Officer	August 2, 2007
Ellen B. Richstone	(Principal Financial Officer)
/s/ Paul K. McDermott	Vice President of Finance, Corporate Controller and	August 2, 2007
Paul K. McDermott	Chief Accounting Officer (Principal Accounting Officer)
/s/ Albert A. Notini	President and Chief Operating Officer and Director	August 2, 2007
Albert A. Notini
/s/ Edward T. Anderson	Director	August 2, 2007
Edward T. Anderson
/s/ John P. Cunningham	Director	August 2, 2007
John P. Cunningham
/s/ Howard E. Janzen	Director	August 2, 2007
Howard E. Janzen
/s/ Paul J. Severino	Director	August 2, 2007
Paul J. Severino
/s/ H. Brian Thompson	Director	August 2, 2007
H. Brian Thompson

SONUS NETWORKS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sonus Networks, Inc.:

We have audited the accompanying consolidated balance sheets of Sonus Networks, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sonus Networks, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R) Share-Based Payment, based on the modified prospective application transition method.

As discussed in Note 2, the accompanying consolidated financial statements for the year ended December 31, 2005 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 2, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
August 2, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Sonus Networks, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows (“financial statements”) of Sonus Networks, Inc. for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Sonus Networks, Inc. for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the accompanying financial statements, the Company has restated its financial statements for the year ended December 31, 2004.

/s/ Ernst & Young LLP
Boston, Massachusetts
March 14, 2005 except for Note 2 relating to fiscal year 2004, as to which the date is August 1, 2007

SONUS NETWORKS, INC.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2006	2005
		(As Restated,
		See Note 2)
Assets
Current assets:
Cash and cash equivalents	$44,206	$155,679
Marketable debt securities	256,485	140,569
Accounts receivable, net	70,726	72,261
Inventory	22,266	37,700
Deferred income taxes	21,808	519
Other current assets	18,523	14,411
Total current assets	434,014	421,139
Property and equipment, net	19,051	15,331
Long-term investments	60,189	17,993
Deferred income taxes	52,613	802
Other assets	23,737	1,941
	$589,604	$457,206
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,219	$20,375
Accrued expenses	43,653	24,081
Accrued restructuring expenses	61	195
Current portion of deferred revenue	60,383	88,336
Convertible subordinated note	—	10,000
Current portion of long-term liabilities	501	105
Total current liabilities	121,817	143,092
Long-term deferred revenue	33,787	33,853
Long-term liabilities, net of current portion	1,467	1,449
Total liabilities	157,071	178,394
Commitments and contingencies (Note 9)
Stockholders equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 262,065,332 and 251,730,706 shares issued and 259,768,422 and 249,433,796 shares outstanding at December 31, 2006 and 2005, respectively	262	252
Additional paid-in capital	1,160,853	1,110,057
Deferred compensation	—	(99)
Accumulated deficit	(728,233)	(831,087)
Accumulated other comprehensive loss	(82)	(44)
Treasury stock, at cost; 2,296,910 common shares at December 31, 2006 and 2005	(267)	(267)
Total stockholders’ equity	432,533	278,812
	$589,604	$457,206

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year ended December 31,
	2006	2005	2004
		(As Restated,	(As Restated,
		See Note 2)	See Note 2)
Revenue:
Product	$203,592	$135,198	$124,607
Service	75,891	60,164	46,295
Total revenue	279,483	195,362	170,902
Cost of revenue:
Product	70,823	53,542	33,227
Service	29,609	24,683	18,672
Total cost of revenue	100,432	78,225	51,899
Gross profit	179,051	117,137	119,003
Operating expenses:
Research and development	55,446	47,581	37,956
Sales and marketing	65,748	45,913	36,346
General and administrative	35,366	27,699	26,016
Amortization of purchased intangible assets	—	—	2,402
Total operating expenses	156,560	121,193	102,720
Income (loss) from operations	22,491	(4,056)	16,283
Interest expense	(216)	(499)	(487)
Interest income	15,660	9,879	4,283
Other expense	(39)	—	—
Income before income taxes	37,896	5,324	20,079
Income tax benefit (provision)	64,958	(539)	(497)
Net income	$102,854	$4,785	$19,582
Net income per share:
Basic	$0.41	$0.02	$0.08
Diluted	$0.40	$0.02	$0.08
Shares used in computing net income per share:
Basic	253,771	248,584	245,830
Diluted	258,338	252,803	252,993

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(In thousands, except share data)

	Common Stock		Additional			Accumulated Other			Total
		Par	Paid-in	Deferred	Accumulated	Comprehensive	Treasury Stock		Stockholders’	Comprehensive
	Shares	Value	Capital	Compensation	Deficit	Loss	Shares	Cost	Equity	Income
Balance, January 1, 2004 (As Previously Reported)	247,146,477	$247	$1,043,581	$(564)	$(808,562)	$—	2,296,910	$(267)	$234,435
Restatement Adjustments, See Note 2			53,201	(7,129)	(46,892)				(820)
Balance, January 1, 2004 (As Restated, See Note 2)	247,146,477	247	1,096,782	(7,693)	(855,454)	—	2,296,910	(267)	233,615
Issuance of common stock in connection with employee stock purchase plan	1,384,356	2	1,719						1,721
Exercise of stock options	1,224,285	1	3,699						3,700
Deferred compensation related to stock option grants (As Restated, See Note 2)			2,233	(2,233)					—
Amortization of deferred compensation (As Restated, See Note 2)				4,987					4,987
Deferred compensation for terminated employees (As Restated, See Note 2)			(1,139)	1,139					—
Compensation expense related to modification of stock options (As Restated, See Note 2)			107						107
Net income (As Restated, See Note 2)					19,582				19,582	$19,582
Comprehensive income for the year ended December 31, 2004										$19,582
Balance, December 31, 2004 (As Restated, See Note 2)	249,755,118	250	1,103,401	(3,800)	(835,872)	—	2,296,910	(267)	263,712
Issuance of common stock in connection with employee stock purchase plan	1,131,641	1	4,516						4,517
Exercise of stock options (As Restated, See Note 2)	843,947	1	2,264						2,265
Deferred compensation related to stock option grants (As Restated, See Note 2)			340	(340)					—
Amortization of deferred compensation (As Restated, See Note 2)				3,557					3,557
Deferred compensation for terminated employees (As Restated, See Note 2)			(484)	484					—
Compensation expense related to non-employee stock options			20						20
Currency translation adjustment						(44)			(44)	$(44)
Net income (As Restated, See Note 2)					4,785				4,785	4,785
Comprehensive income for the year ended December 31, 2005										$4,741
Balance, December 31, 2005 (As Restated, See Note 2)	251,730,706	252	1,110,057	(99)	(831,087)	(44)	2,296,910	(267)	278,812
Elimination of deferred compensation upon the adoption of SFAS 123R			(99)	99					—
Issuance of common stock in connection with employee stock purchase plan	1,192,502	1	4,763						4,764
Exercise of stock options	9,090,728	9	36,580						36,589
Issuance of restricted stock	80,000								—
Shares of restricted stock returned to the Company under net share settlement to satisfy tax withholding obligation	(28,604)		(189)						(189)
Stock-based compensation related to stock options			6,081						6,081
Compensation expense related to restricted stock awards			466						466
Compensation expense related to employee stock purchase plan			3,300						3,300
Compensation expense related to non-employee stock options			18						18
Compensation expense related to modification of stock options			2,128						2,128
Modifications of stock options— reclassification from equity to liability award			(2,252)						(2,252)
Currency translation adjustment						(38)			(38)	$(38)
Net income					102,854				102,854	102,854
Comprehensive income for the year ended December 31, 2006										$102,816
Balance, December 31, 2006	262,065,332	$262	$1,160,853	$—	$(728,233)	$(82)	2,296,910	$(267)	$432,533

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2006	2005	2004
		(As Restated,	(As Restated,
		See Note 2)	See Note 2)
Cash flows from operating activities:
Net income	$102,854	$4,785	$19,582
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	9,508	7,723	5,714
Stock-based compensation	11,961	3,577	5,094
Amortization of purchased intangible assets	—	—	2,402
Loss on disposal of property and equipment	706	142	—
Deferred income taxes	(73,100)	(617)	(11)
Increase in fair value of modified stock options held by former employees	39	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,288	(37,765)	(10,926)
Inventory	(3,943)	(11,208)	(14,463)
Other operating assets	(5,822)	(4,955)	(3,892)
Accounts payable	(6,090)	11,922	4,396
Accrued expenses, deferred rent and accrued restructuring expenses	16,683	4,427	(3,992)
Deferred revenue	(28,266)	30,572	6,060
Net cash provided by operating activities	25,818	8,603	9,964
Cash flows from investing activities:
Purchases of property and equipment	(10,639)	(14,187)	(7,900)
Maturities of available-for-sale marketable debt securities	125,365	254,525	163,061
Purchases of available-for-sale marketable debt securities	(55,640)	(207,485)	(165,304)
Maturities of held-to-maturity marketable debt securities and long-term investments	187,281	48,216	23,479
Purchases of held-to-maturity marketable debt securities and long-term investments	(415,118)	(62,644)	(40,733)
Decrease (increase) in restricted cash	250	500	(1,091)
Decrease in other assets	—	1,233	410
Net cash provided by (used in) investing activities	(168,501)	20,158	(28,078)
Cash flows from financing activities:
Sale of common stock in connection with employee stock purchase plan	4,764	4,517	1,721
Proceeds from exercise of stock options	36,589	2,265	3,700
Principal payments of capital lease obligations	(44)	(87)	(182)
Repayment of convertible subordinated note	(10,000)	—	—
Net cash provided by financing activities	31,309	6,695	5,239
Effect of exchange rate changes on cash and cash equivalents	(99)	(616)	—
Net increase (decrease) in cash and cash equivalents	(111,473)	34,840	(12,875)
Cash and cash equivalents, beginning of year	155,679	120,839	133,714
Cash and cash equivalents, end of year	$44,206	$155,679	$120,839
Supplemental disclosure of cash flow information:
Interest paid	$215	$483	$479
Income taxes paid	$2,410	$820	$441
Income tax refunds received	$12	$428	$—
Supplemental disclosure of noncash investing activities:
Non-cash purchases of property and equipment	$1,679	$1,047	$1,249
Property and equipment acquired as part of a facility operating lease	$141	$965	$—
Property and equipment acquired under capital lease	$455	$174	$—
Supplemental disclosure of noncash financing activities:
Issuance of restricted stock	$527	$—	$—
Modifications of stock options—reclassification from equity to liability award	$2,252	$—	$—

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

Cash equivalents and marketable debt securities are invested in high quality debt instruments, primarily U.S. Government, municipal and corporate obligations. Investments in U.S. Government and corporate obligations are classified as held-to-maturity, as Sonus has the intent and ability to hold them to maturity. Held-to-maturity marketable debt securities are reported at amortized cost. Investments in municipal obligations are classified as available-for-sale and are reported at fair value. Unrealized gains and losses from available-for-sale marketable debt securities are not material for all periods presented. The unrealized losses related to these securities at December 31, 2006 are not considered to be a permanent decline in the fair value of such securities. There have been no material realized gains or losses during the years ended December 31, 2006, 2005 and 2004. Current marketable debt securities include held-to-maturity investments with remaining maturities of less than one year as of the balance sheet date and available-for-sale investments that are expected to be sold in the current period or to be used in

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(1) Operations and Significant Accounting Policies (Continued)

current operations. Long-term investments include held-to-maturity investments with remaining maturities of one to five years as of the balance sheet date.

At December 31, 2006 and 2005, marketable debt securities and long-term investments consisted of the following (table in thousands):

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable debt securities
Available-for-sale:
State and municipal obligations	$28,150	$—	$—	$28,150
Held-to-maturity:
U.S. government agency notes	97,698	9	(110)	97,597
Corporate debt securities	32,878	6	(43)	32,841
Commercial paper	97,759	7	(358)	97,408
	$256,485	$22	$(511)	$255,996
Long-term investments
Held-to-maturity:
U.S. government agency notes	$44,835	$11	$(39)	$44,807
Corporate debt securities	15,354	5	(25)	15,334
	$60,189	$16	$(64)	$60,141

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable debt securities
Available-for-sale:
State and municipal obligations	$97,875	$—	$—	$97,875
Held-to-maturity:
U.S. government agency notes	16,643	—	(88)	16,555
Corporate debt securities	18,503	—	(79)	18,424
Commercial paper	5,950	—	(13)	5,937
Certificates of deposit	1,598		(4)	1,594
	$140,569	$—	$(184)	$140,385
Long-term investments
Held-to-maturity:
U.S. government agency notes	$17,993	$—	$(48)	$17,945

At December 31, 2006 and 2005, Sonus had $341,000 and $591,000, respectively, of restricted cash, which is used to collateralize standby letters of credit. Restricted cash is included in Other current assets in the Consolidated Balance Sheets.

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

(d) Concentrations of Credit and Off-Balance Sheet Risk, Significant Customers and Limited Suppliers

The financial instruments that potentially subject Sonus to concentrations of credit risk are cash, cash equivalents, marketable debt securities, accounts receivable and long-term investments. Sonus’ cash, cash equivalents and investment portfolio holdings were diversified among three financial institutions at December 31, 2006 and 2005.

Beginning in the third quarter of 2005, Sonus entered into foreign exchange contracts to hedge against currency fluctuations related to a particular account receivable and orders denominated in Japanese Yen. At December 31, 2006, Sonus did not have any outstanding foreign exchange contracts. Sonus records changes in the fair value of foreign exchange contracts to General and administrative expenses in the Consolidated Statement of Operations. Sonus recorded income of $76,000 and $177,000 associated with such foreign exchange contracts during the years ended December 31, 2006 and 2005, respectively.

The percentages of revenue attributable to customers who each contributed 10% or more of Sonus’ revenue in the years ended December 31, 2006, 2005 and 2004 are as follows:

	Year ended December 31,
Customer	2006	2005	2004
A	20%	28%	*
B	12%	*	*
C	11%	*	*
D	*	*	17%
E	*	*	12%

*                    Represents less than 10% of revenue.

At December 31, 2006 and 2005, three customers and two customers, respectively, each accounted for at least 10% of Sonus’ accounts receivable balance, representing totals of approximately 45% and 43% of Sonus’ accounts receivable balance. Sonus performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Sonus maintains an allowance for doubtful accounts and such losses have been within management’s expectations.

The following table shows the percentage of revenue by geographic region for the years ended December 31, 2006, 2005 and 2004:

	Year ended December 31,
	2006	2005	2004
United States	72%	75%	83%
Japan	19	13	9
Other Asia Pacific	2	6	2
Europe, Middle East and Africa	5	4	5
Other	2	2	1
	100%	100%	100%

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

In 2006, Sonus consolidated its manufacturing to a single contract manufacturer. Failure to manage these consolidation activities could result in the disruption in the supply of its products and in delays in the fulfillment of the Company’s customer orders.

(e) Foreign Currency Translation

Sonus’ functional currency is the U.S. dollar. For foreign subsidiaries where the functional currency is the local currency, assets and liabilities are translated into U.S. dollars at the current exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during each period. Translation adjustments for these subsidiaries are reflected in Accumulated other comprehensive loss, a component of stockholders’ equity.

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

During 2005, Sonus changed the functional currency for its Japanese and Indian subsidiaries from the U.S. dollar to local currency as significant changes in economic facts and circumstances transpired during the year.

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

Inventory purchases and commitments are based upon estimated future demand for Sonus’ products. Sonus provides inventory reserves based on excess and obsolete inventory determined primarily by future demand forecasts and estimated returns of defective product, and records charges to cost of revenues.

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

Sonus also records a full inventory reserve for evaluation equipment at the time of shipment to our customers as a charge to sales and marketing expense as it is probable that the inventory value will not be realizable. If these evaluation shipments are later purchased by Sonus’ customers, Sonus reclassifies amounts previously charged to sales and marketing expense to cost of revenue in the period all revenue recognition criteria are met.

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

Many of Sonus’ sales involve complex contractual, multiple-element arrangements. When a sale includes multiple elements, such as products, maintenance and/or professional services, Sonus recognizes revenue using the residual method. Revenue associated with undelivered elements that are considered not essential to the functionality of the product and for which VSOE has been established is deferred based on the VSOE value, and any remaining arrangement fee is then allocated to, and recognized as, product revenue. VSOE is determined based upon the price charged when the same element is sold separately or established by the relevant pricing authority. If Sonus cannot establish VSOE for each undelivered element, including specified upgrades, it defers revenue on the entire arrangement until VSOE for all undelivered elements is known or all elements are delivered and all other revenue recognition criteria are met.

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

Sonus sells the majority of its products directly to end users. For products sold to resellers and distributors, Sonus typically recognizes revenue on a sell-through basis utilizing information provided to Sonus from its resellers and distributors. Through December 31, 2005, no revenues had been recognized on a sell-in basis due to the limited return history associated with shipments to resellers and distributors. During the first quarter of 2006, Sonus began reporting revenue from its original equipment manufacturer (“OEM”) relationship with Motorola, Inc. (“Motorola”) on a sell-in basis, where revenue is recognized upon the shipment of products to Motorola, assuming all other requirements for revenue recognition have been met. Sonus had previously recognized revenue for sales to Motorola when products had been sold by Motorola to its customers. This change reflects two years of history with Motorola during which Sonus has experienced no returns, no price concessions and an excellent payment history. As a result of this history, Sonus has determined that the risk of a potential price concession has been eliminated and therefore, the price for products sold to Motorola is now fixed or determinable upon delivery to Motorola. During the year ended December 31, 2006, Sonus recognized revenue totaling approximately $3.9 million in connection with sales of products to Motorola that had not yet sold through to Motorola’s customers. This revenue would have been recognized in subsequent periods if the Company had not changed to a sell-in basis for Motorola. This additional revenue from Motorola negatively affected product gross margins, as revenues from OEM relationships typically have lower margin profiles than revenues from direct sales to customers. This additional revenue resulted in approximately $1.4 million of additional pre-tax income, $0.8 million of additional net income and $0.01 of additional diluted net income per share for the year ended December 31, 2006.

Sonus records deferred revenue for product delivered or services performed for which collection of the amount billed is either probable or has been collected but before all other revenue recognition criteria have been satisfied. Deferred revenue includes customer deposits and amounts associated with maintenance contracts. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is classified as long-term deferred revenue.

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

(k) Stock-based Compensation

Sonus issues stock options and restricted stock pursuant to the 1997 Stock Incentive Plan (the “1997 Plan”) and provides employees the right to purchase stock pursuant to the 2000 Employee Stock Purchase Plan (the “ESPP”). Prior to January 1, 2006, the Company accounted for all employee and non-employee director stock-based compensation awards using the intrinsic value method under APB 25 and provided the required disclosures in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”). For stock-based compensation related to the ESPP, Sonus follows SFAS 123R, as interpreted by FASB Technical Bulletin No. 97-1, Accounting Under Statement 123 for Certain Employee Stock Option Purchase Plans with a Look-Back Option. Sonus accounts for all stock-based compensation awards to consultants and other non-employees in accordance with the FASB Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, and SFAS 123, as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure (prior to January 1, 2006) or in accordance with SFAS 123R (subsequent to December 31, 2005). Modifications to non-employee stock-based awards are accounted for in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). Sonus followed FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an Interpretation of APB Opinions No. 15 and 25 (“FIN 28”), in the recognition of stock-based compensation expense measured under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) (prior to January 1, 2006) and the straight-line method in the recognition of stock-based compensation expense under SFAS 123 (prior to January 1, 2006) and SFAS 123R (subsequent to December 31, 2005). Under both APB 25 and SFAS 123R, the requisite service period over which stock-based compensation is expensed generally equals the vesting periods of the awards.

Stock options generally have four-year vesting periods and contractual terms of ten years. Restricted stock is generally issued with no purchase price, with fair value based on the market price on the date of grant. Sonus includes as part of its inventory a portion of the fair value of stock-based compensation, which is expensed as inventory is relieved, generally over six months. As a result of the financial statement restatement process, the Company could not issue any securities under its registration statements on Form S-8 until it became current in its SEC reporting obligations for filing its periodic reports under the Securities Exchange Act of 1934. As a result, options vested and held by the Company’s former employees could not be exercised until the completion of the Company’s stock option review and the filing of the Company’s delayed financial statements. Consequently, the Company extended the expiration date of these stock options to accommodate these former employees. Modifications of stock options made subsequent to the departure of former employees were initially recorded to stock-based compensation expense in accordance with SFAS 123R. Subsequently, the options were reclassified to current liabilities under the provisions of EITF 00-19. Under EITF 00-19, changes in fair value calculated at the end of each

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(1) Operations and Significant Accounting Policies (Continued)

reporting period until final settlement using the Black-Scholes valuation model are recorded in the Company’s consolidated statement of operations in the period of change.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS123(R)-3, Transition Elected Related to Accounting for the Tax Effects of Share-Based Payment Awards (the “FSP”). The FSP provides that companies may elect to use a specified “short-cut” method to calculate the historical pool of windfall tax benefits under SFAS 123R. In 2006, the Company elected to use this “short-cut” method.

Sonus has elected the modified prospective application transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method, Black-Scholes, and assumptions determined under the original provisions of SFAS 123.

Sonus’ policy is to issue new shares upon exercise of stock options.

(l) Fair Value of Financial Instruments

The carrying amounts of Sonus’ financial instruments, which include cash equivalents, marketable debt securities, long-term investments, accounts receivable, accounts payable, long-term liabilities, foreign exchange contracts and the convertible subordinated note, approximate their fair values.

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

(n) Net Income (Loss) Per Share

Net income (loss) per common share is computed in accordance with SFAS No. 128, Earnings per Share. Basic net income per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive. Potential dilutive common shares consist of common stock issuable upon the exercise of stock options and purchase of common shares under the Company’s ESPP using the treasury stock method. For the years ended December 31, 2006 and 2004, potential dilutive common shares also include restricted common stock.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(1) Operations and Significant Accounting Policies (Continued)

The calculation of shares used to compute basic and diluted earnings per share is as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
		(As Restated, See Note 2)	(As Restated, See Note 2)
Weighted average shares outstanding—basic	253,771	248,584	245,830
Potential dilutive common shares	4,567	4,219	7,163
Weighted average shares outstanding—diluted	258,338	252,803	252,993

The calculations above exclude options to purchase shares of common stock representing an aggregate of 16,021,613 shares at December 31, 2006, as their effects would be antidilutive. The calculations above exclude options to purchase shares of common stock and shares of common stock issuable upon conversion of convertible subordinated notes representing an aggregate of 14,048,459 shares and 3,961,522 shares at December 31, 2005 and 2004, respectively, as their effects would be antidilutive.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(1) Operations and Significant Accounting Policies (Continued)

In addition, certain of Sonus’ customer contracts include provisions under which Sonus may be obligated to pay penalties generally for the contractual period or for the life of the product if Sonus’ products fail or do not perform in accordance with specifications. Sonus accrues for such contingent obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. Sonus has not incurred significant costs related to such provisions. Sonus periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. At December 31, 2006 and 2005, Sonus had $45,000 and $84,000, respectively, of warranty reserves recorded.

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

Accounting for Income Taxes.   Sonus provides for deferred income taxes resulting from temporary differences between financial and taxable income. Such differences arise primarily from stock-based compensation, depreciation, accruals and reserves, deferred revenue, tax credits, net operating loss carryforwards and allowances for accounts receivable. Sonus records valuation allowances to reduce deferred income tax assets to the amount that is more likely than not to be realized. Sonus has not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as the Company plans to permanently reinvest these amounts. Cumulative undistributed foreign earnings were approximately $10.1 million at December 31, 2006.

(p) Research and Development Costs

Research and development costs are expensed as incurred.

(q) Recent Accounting Pronouncements

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company applied the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated results of operations or financial condition.

(r) Amortization of Purchased Intangible Assets

In 2001, the Company acquired certain intellectual property, in-process research and development and intangible assets in connection with the acqusitions of telecom technologies, inc. and Linguateq, Inc. As of December 31, 2004, the purchased intangible assets were fully amortized, and, accordingly, no amortization expense was recorded in 2006 or 2005. Amortization of purchased intangible assets was $2.4 million in 2004.

(s) Reclassification

The presentation of stock-based compensation for the years ended December 31, 2005 and 2004, which historically has been presented separately in the Consolidated Statements of Operations, has been reclassified into the applicable cost and expense categories to conform to the current year presentation.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

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

As a result of the Audit Committee Investigation, the Company performed a review of stock option grant measurement dates recorded for financial reporting purposes. The Company determined that during the period from May 2000 through December 31, 2005, the Company i) applied incorrect measurement dates in the accounting for certain stock options and ii) incorrectly accounted for certain stock options that should have been recorded using variable accounting. Accordingly, the Company has restated its beginning accumulated deficit as of January 1, 2004 and its consolidated financial statements as of December 31, 2005 and for each of the years ended December 31, 2005 and 2004 to record additional stock-based compensation to correctly account for its stock options and related tax adjustments. The Company has also corrected other previously unrecorded misstatements not related to the accounting for stock options previously deemed to be immaterial.

The following table reconciles net income and accumulated deficit as previously reported to the restated amounts (in thousands):

	Net Income for the Year Ended December 31,		Accumulated Deficit as of January 1, 2004	Accumulated Deficit as of December 31, 2005
	2005	2004
As previously reported	$8,368	$24,477	$(808,562)	$(775,717)
Changes in net income and accumulated deficit
Stock-based compensation adjustments related to revised measurement dates	(3,705)	(4,587)	(44,569)	(52,861)
Stock-based compensation adjustments related to the application of variable accounting	148	164	(1,534)	(1,222)
Withholding tax adjustments	(275)	(225)	(530)	(1,030)
Other adjustments	177	(437)	(952)	(1,212)
Income taxes	72	190	693	955
Total change in net income and accumulated deficit	(3,583)	(4,895)	(46,892)	(55,370)
As restated	$4,785	$19,582	$(855,454)	$(831,087)

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(2) Restatement of Consolidated Financial Statements (Continued)

The following table details the components of the beginning accumulated deficit adjustment as of January 1, 2004 by fiscal year (in thousands):

	Stock-based Compensation Adjustments Related to Revised Measurement Dates	Stock-based Compensation Adjustments Related to the Application of Variable Accounting	Withholding tax Adjustments	Other Adjustments	Income Taxes	Total
2000	$—	$2,409	$—	$—	$—	$2,409
2001	(15,278)	(3,870)	(35)	(622)	—	(19,805)
2002	(21,860)	660	(19)	566	—	(20,653)
2003	(7,431)	(733)	(476)	(896)	693	(8,843)
Total	$(44,569)	$(1,534)	$(530)	$(952)	$693	$(46,892)

Stock-based compensation expense for fiscal years 2000 through 2005, including the effects of the restatement, is as follows (in thousands):

	Stock-based Compensation
	As Previously Reported, Net of tax	Pre-tax Adjustments	Income Taxes	Net of tax	As Restated, Net of tax
2000	$26,729	$(2,409)	$—	$(2,409)	$24,320
2001	74,132	19,148	—	19,148	93,280
2002	16,871	21,200	—	21,200	38,071
2003	3,418	8,164	(693)	7,471	10,889
		46,103
2004	671	4,423	(10)	4,413	5,084
2005	20	3,557	(5)	3,552	3,572
		$54,083	$(708)	$53,375

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(2) Restatement of Consolidated Financial Statements (Continued)

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(2) Restatement of Consolidated Financial Statements (Continued)

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

Subsequent to the enactment of the new NIC regulations in 1999, the Company granted stock options to its UK employees. The Company entered into agreements whereby the employee would be required to reimburse the Company for the taxes. Under the guidance of Issue 15 of EITF 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, variable accounting is required for stock option grants when a cash payment contingent upon exercise is not fixed. Accordingly, an employee obligation to reimburse the employer for the amount of NIC taxes triggered by an exercise causes a variable exercise price for the grant, and thus, the options issued to UK employees resulted in the Company recording additional stock-based compensation expense from 2000 through 2005 totaling approximately $1.2 million.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(2) Restatement of Consolidated Financial Statements (Continued)

Tax-Related Adjustments

Withholding Taxes

In addition to the above stock-based compensation charges, the Company has also recorded tax-related expense related to the Company’s stock option grants. The Company has determined that stock options previously classified as incentive stock options (“ISO”) no longer meet the criteria for ISO status since they were issued in the money on the revised measurement date. The disqualification of ISO status resulted in the failure to withhold certain employee income and payroll taxes and, consequently, the Company has recorded an additional expense, along with penalties and interest, in the periods of exercise. Tax-related adjustments related to the disqualification of the ISO status of stock options totaled approximately $1.0 million from 2001 through 2005.

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

In order to remedy the unfavorable personal tax consequences for those who have not exercised stock options subject to Section 409A, the Company intends to provide holders of these options the opportunity to amend their affected options. In December 2006, the Company entered into agreements with its directors and executive officers under which the Company will amend any affected stock options to increase the exercise price to the quoted market price on the revised measurement date and either provide cash payment in 2008 or issue restricted stock in 2007, at the Company’s discretion, to the option holder based on the difference in exercise price between the revised measurement date and original grant date. In February 2007, the Company determined it would provide a cash payment or restricted stock for the change in exercise price for the directors and officers. Certain directors and officers agreed to waive such

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(2) Restatement of Consolidated Financial Statements (Continued)

cash payment or restricted stock from the Company for the difference in exercise price of certain affected stock options. The Company’s agreement with its directors and executives resulted in additional stock-based compensation expense of approximately $16,000 in the Company’s consolidated financial statements in the fourth quarter of 2006 and will result in additional stock-based compensation expense of approximately $1.2 million in the first quarter of 2007.

For all other current employees, the Company is working on a program that it expects to announce following the filing of this Form 10-K, that will make the employees whole and should eliminate the Section 409A taxes associated with the affected stock options that have not yet been exercised. The modification of the stock options held by other current employees will result in additional stock-based compensation being recorded, commencing when the program is completed. The Company estimates the maximum aggregate cash payments to option holders under the program to be approximately $3.7 million.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(2) Restatement of Consolidated Financial Statements (Continued)

Statement of Operations Adjustments

The following tables reconcile the amounts previously reported in the Company’s consolidated statements of operations for the years ended December 31, 2005 and 2004 to the corresponding restated amounts, which reflect the restatement adjustments previously described (in thousands, except per share data):

Year Ended December 31, 2005	As Previously Reported	Stock-based Compensation and Tax-Related Adjustments	Other Adjustments	As Restated
Revenue:
Product	$134,812	$—	$386	$135,198
Service	59,798	—	366	60,164
Total revenue	194,610	—	752	195,362
Cost of revenue:
Product	53,622	44	(124)	53,542
Service	23,898	442	343	24,683
Total cost of revenue	77,520	486	219	78,225
Gross profit	117,090	(486)	533	117,137
Operating expenses:
Research and development	46,385	1,238	(42)	47,581
Sales and marketing	44,266	1,519	128	45,913
General and administrative	26,848	589	262	27,699
Total operating expenses	117,499	3,346	348	121,193
Loss from operations	(409)	(3,832)	185	(4,056)
Interest expense	(491)	—	(8)	(499)
Interest income	9,879	—	—	9,879
Income before income taxes	8,979	(3,832)	177	5,324
Income tax benefit (provision)	(611)	5	67	(539)
Net income	$8,368	$(3,827)	$244	$4,785
Net income per share:
Basic and diluted	$0.03	$(0.01)	$—	$0.02
Shares used in computing net income per share:
Basic	248,584	—	—	248,584
Diluted	253,024	(221)	—	252,803

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(2) Restatement of Consolidated Financial Statements (Continued)

Year Ended December 31, 2004	As Previously Reported	Stock-based Compensation and Tax-Related Adjustments	Other Adjustments	As Restated
Revenue:
Product	$124,087	$—	$520	$124,607
Service	46,651	—	(356)	46,295
Total revenue	170,738	—	164	170,902
Cost of revenue:
Product	32,911	83	233	33,227
Service	17,674	615	383	18,672
Total cost of revenue	50,585	698	616	51,899
Gross profit	120,153	(698)	(452)	119,003
Operating expenses:
Research and development	36,414	1,617	(75)	37,956
Sales and marketing	35,280	1,053	13	36,346
General and administrative	24,697	1,280	39	26,016
Amortization of purchased intangible assets	2,402	—	—	2,402
Total operating expenses	98,793	3,950	(23)	102,720
Income from operations	21,360	(4,648)	(429)	16,283
Interest expense	(479)	—	(8)	(487)
Interest income	4,283	—	—	4,283
Income before income taxes	25,164	(4,648)	(437)	20,079
Income tax benefit (provision)	(687)	10	180	(497)
Net income	$24,477	$(4,638)	$(257)	$19,582
Net income per share:
Basic and diluted	$0.10	$(0.02)	$—	$0.08
Shares used in computing net income per share:
Basic	245,830	—	—	245,830
Diluted	253,816	(823)	—	252,993

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(2) Restatement of Consolidated Financial Statements (Continued)

Balance Sheet Adjustments

The following table reconciles the amounts previously reported in the Company’s consolidated balance sheet as of December 31, 2005 to the corresponding restated amounts, which reflect the restatement adjustments previously described (in thousands):

December 31, 2005	As Previously Reported	Stock-based Compensation and Tax-Related Adjustments	Other Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$155,679	$—	$—	$155,679
Marketable debt securities	140,569	—	—	140,569
Accounts receivable, net	72,321	—	(60)	72,261
Inventory, net	37,831	—	(131)	37,700
Deferred income taxes	519	—	—	519
Other current assets	15,833	—	(1,422)	14,411
Total current assets	422,752	—	(1,613)	421,139
Property and equipment, net	15,181	—	150	15,331
Long-term investments	17,993	—	—	17,993
Deferred income taxes	—	708	94	802
Other assets	631	—	1,310	1,941
	$456,557	$708	$(59)	$457,206
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,408	$—	$(33)	$20,375
Accrued expenses	23,204	1,029	(152)	24,081
Accrued restructuring expenses	195	—	—	195
Current portion of deferred revenue	88,199	—	137	88,336
Convertible subordinated note	10,000	—	—	10,000
Current portion of long-term liabilities	48	—	57	105
Total current liabilities	142,054	1,029	9	143,092
Long-term deferred revenue	33,853	—	—	33,853
Long-term liabilities, net of current portion	485	—	964	1,449
Total liabilities	176,392	1,029	973	178,394
Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	252		—	252
Additional paid-in capital	1,055,941	54,183	(67)	1,110,057
Deferred compensation	—	(99)	—	(99)
Accumulated deficit	(775,717)	(54,405)	(965)	(831,087)
Accumulated other comprehensive loss	(44)	—	—	(44)
Treasury stock	(267)	—	—	(267)
Total stockholders’ equity	280,165	(321)	(1,032)	278,812
	$456,557	$708	$(59)	$457,206

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(2) Restatement of Consolidated Financial Statements (Continued)

Statement of Cash Flows Adjustments

The following tables reconcile the amounts previously reported in the Company’s consolidated statements of cash flows for the years ended December 31, 2005 and 2004 to the corresponding restated amounts, which reflect the restatement adjustments previously described (in thousands):

Year ended December 31, 2005	As Previously Reported	Stock-based Compensation and Tax-Related Adjustments	Other Adjustments	As Restated
Cash flows from operating activities:
Net income	$8,368	$(3,827)	$244	$4,785
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization of property and equipment	7,976	—	(253)	7,723
Stock-based compensation	20	3,557	—	3,577
Loss on disposal of property and equipment	142	—	—	142
Deferred income taxes	(519)	(5)	(93)	(617)
Changes in current assets and liabilities:
Accounts receivable	(40,019)	—	2,254	(37,765)
Inventory	(11,321)	—	113	(11,208)
Other operating assets	(4,342)	—	(613)	(4,955)
Accounts payable	11,955	—	(33)	11,922
Accrued expenses, deferred rent and accrued restructuring expenses	3,895	275	257	4,427
Deferred revenue	33,067	—	(2,495)	30,572
Cash flows provided by operating activities	9,222	—	(619)	8,603
Cash flows from investing activities:
Purchases of property and equipment	(14,229)	—	42	(14,187)
Maturities of available-for-sale marketable debt securities	254,525	—	—	254,525
Purchases of available-for-sale marketable debt securities	(207,485)	—	—	(207,485)
Maturities of held-to-maturity marketable debt securities and long-term investments	48,216	—	—	48,216
Purchases of held-to-maturity marketable debt securities and long-term investments	(62,644)	—	—	(62,644)
Decrease (increase) in restricted cash	(591)	—	1,091	500
Decrease in other assets	656	—	577	1,233
Cash flows provided by investing activities	18,448	—	1,710	20,158
Cash flows from financing activities:
Sale of common stock in connection with employee stock purchase plan	4,517	—	—	4,517
Proceeds from exercise of stock options	2,264	—	1	2,265
Principal payments of capital lease obligations	(87)	—	—	(87)
Cash flows provided by financing activities	6,694	—	1	6,695
Effect of exchange rate changes on cash and cash equivalents	(616)	—	—	(616)
Net increase in cash and cash equivalents	33,748	—	1,092	34,840
Cash and cash equivalents, beginning of year	121,931	—	(1,092)	120,839
Cash and cash equivalents, end of year	$155,679	$—	$—	$155,679
Supplemental disclosure of cash flow information:
Interest paid	$483	$—	$—	$483
Income taxes paid	$820	$—	$—	$820
Income tax refunds received	$428	$—	$—	$428
Supplemental disclosure of non-cash investing activities:
Non-cash purchases of property and equipment	$1,047	$—	$—	$1,047
Property and equipment acquired as part of a facility operating lease	$965	$—	$—	$965
Property and equipment acquired under capital lease	$174	$—	$—	$174

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(2) Restatement of Consolidated Financial Statements (Continued)

Year ended December 31, 2004	As Previously Reported	Stock-based Compensation and Tax-Related Adjustments	Other Adjustments	As Restated
Cash flows from operating activities:
Net income	$24,477	$(4,638)	$(257)	$19,582
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization of property and equipment	5,796	—	(82)	5,714
Stock-based compensation	671	4,423	—	5,094
Amortization of purchased intangible assets	2,402	—	—	2,402
Tax benefit from stock options exercised	67	—	(67)	—
Deferred income taxes	—	(11)	—	(11)
Changes in current assets and liabilities:		—
Accounts receivable	(8,732)	—	(2,194)	(10,926)
Inventory	(14,607)	—	144	(14,463)
Other current assets	(3,956)	—	64	(3,892)
Accounts payable	5,406	—	(1,010)	4,396
Accrued expenses and accrued restructuring expenses	(4,490)	226	272	(3,992)
Deferred revenue	4,065	—	1,995	6,060
Cash flows provided by operating activities	11,099	—	(1,135)	9,964
Cash flows from investing activities:
Purchases of property and equipment	(9,004)	—	1,104	(7,900)
Maturities of available-for-sale marketable debt securities	163,061	—	—	163,061
Purchases of available-for-sale marketable debt securities	(165,304)	—	—	(165,304)
Maturities of held-to-maturity marketable debt securities and long-term investments	23,479	—	—	23,479
Purchases of held-to-maturity marketable debt securities and long-term investments	(40,733)	—	—	(40,733)
Increase in restricted cash	—	—	(1,091)	(1,091)
Decrease in other assets	410	—	—	410
Cash flows used in investing activities	(28,091)	—	13	(28,078)
Cash flows from financing activities:
Net proceeds from sale of common stock
Sale of common stock in connection with employee stock purchase plan	1,721	—	—	1,721
Proceeds from exercise of stock options	3,669	—	31	3,700
Principal payments of capital lease obligations	(182)	—	—	(182)
Cash flows provided by financing activities	5,208	—	31	5,239
Net decrease in cash and cash equivalents	(11,784)	—	(1,091)	(12,875)
Cash and cash equivalents, beginning of year	133,715	—	(1)	133,714
Cash and cash equivalents, end of year	$121,931	$—	$(1,092)	$120,839
Supplemental disclosure of cash flow information:
Interest paid	$479	$—	$—	$479
Income taxes paid	$441	$—	$—	$441
Supplemental disclosure of non-cash investing activities:
Non-cash purchases of property and equipment	$—	$—	$1,249	$1,249

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(3) Restructuring Charges

2006 Restructuring Accrual

In the fourth quarter of fiscal 2006, Sonus recorded $61,000 of restructuring charges related to the closing of an office in India. These charges include severance and fringe benefit costs for two eliminated positions and lease and facility-related obligations, and are included as a component of general and administrative expense in the Company’s Consolidated Statement of Operations for the year ended December 31, 2006.

The following table summarizes the activity related to this initiative during the year ended December 31, 2006 (in thousands):

	Charged to expense	Balance December 31, 2006
Severance and fringe benefits	$54	$54
Facility and related costs	7	7
	$61	$61

The Company anticipates that the payments related to the above initiative will be completed in 2007.

2002 Restructuring Accrual

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

The Company periodically reviews its restructuring accruals to identify any excess or deficits related to planned and previously recorded initiatives, including changes to such plans. In the third quarter of fiscal 2006, the Company decided to reoccupy a facility it had previously abandoned in connection with a 2002 restructuring initiative and accordingly, reversed an accrual of $0.5 million related to this 2002 restructuring initiative. This reversal is reflected as a reduction to general and administrative expense in the Company’s Consolidated Statements of Operations for the year ended December 31, 2006.

The following table summarizes the activity during the years ended December 31, 2006, 2005 and 2004 relating to Sonus’ accrual for fiscal 2002 restructuring actions (in thousands):

	Fiscal 2006 Activity
	Balance December 31, 2005	Cash payments	Change in estimate— reversal of accrual	Balance December 31, 2006
Consolidation of facilities	$613	$(146)	$(467)	$—

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(3) Restructuring Charges (Continued)

	Fiscal 2005 Activity
	Balance December 31, 2004	Cash payments	Balance December 31, 2005
Consolidation of facilities	$799	$(186)	$613

	Fiscal 2004 Activity
	Balance December 31, 2003	Cash payments	Balance December 31, 2004
Consolidation of facilities	$1,143	$(344)	$799
Write-off (benefit) of purchase commitments	40	(40)	—
	$1,183	$(384)	$799

(4) Other Balance Sheet Data

(a) Accounts Receivable

Accounts receivable consists of the following (in thousands):

	December 31,
	2006	2005
		(As Restated, See Note 2)
Earned accounts receivable	$42,086	$48,804
Unearned accounts receivable	29,232	23,883
Accounts receivable, gross	71,318	72,687
Allowance for doubtful accounts	(592)	(426)
Accounts receivable, net	$70,726	$72,261

(b) Inventory

Inventory consists of the following (in thousands)

	December 31,
	2006	2005
		(As Restated, See Note 2)
On-hand final assemblies and finished goods inventory	$15,738	$19,457
Unearned inventory	27,166	20,979
Evaluation inventory	4,380	4,615
Inventory, gross	47,284	45,051
Excess, obsolete and evaluation reserve	(5,969)	(7,351)
Inventory, net	41,315	37,700
Less current portion	(22,266)	(37,700)
Long-term portion (included in Other assets)	$19,049	$—

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(4) Other Balance Sheet Data (Continued)

(c) Property and Equipment

Property and equipment consists of the following (in thousands)

		December 31,
	Useful Life	2006	2005
			(As Restated, See Note 2)
Equipment and software	2-3 years	$57,402	$67,754
Furniture and fixtures	3-5 years	756	875
Leasehold improvements	Shorter of the life of the lease or estimated useful life (1-5 years)	5,091	1,998
		63,249	70,627
Less accumulated depreciation and amortization		(44,198)	(55,296)
Property and equipment, net		$19,051	$15,331

The amounts above include $0.8 million and $1.0 million at December 31, 2006 and 2005, respectively, of cost related to property and equipment under capital leases.

In the fourth of quarter of 2006, Sonus determined that certain depreciable assets were no longer in service. The gross amount of such assets totaled $22.2 million and the Company recorded a loss on the disposal of these assets of $0.7 million. In the fourth quarter of 2005, Sonus determined that certain fully-depreciated assets were no longer in service. The gross amount of such assets totaled approximately $4.2 million. There was no gain or loss on the disposal of these assets.

In 2006, in connection with the pending move to its new corporate headquarters in Westford, Massachusetts, the Company entered into a capital lease arrangement for office equipment. The lease has a three-year term and expires in December 2010. The office equipment and capital lease obligation were recorded at their net present value of $455,000 and are included in Property and equipment, Current portion of long-term liabilities and Long-term liabilities, net of current portion, in the Company’s Consolidated Balance Sheet at December 31, 2006. The Company began depreciating these assets in January 2007 upon its move to the Westford facility.

The net book value of the Company’s property and equipment by geographic area is as follows (in thousands):

	December 31,
	2006	2005
United States	$16,482	$13,017
Asia/Pacific	1,934	2,072
Europe	635	242
	$19,051	$15,331

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(4) Other Balance Sheet Data (Continued)

(d) Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2006	2005
		(As Restated, See Note 2)
Prepaid commissions	$3,103	$1,310
Prepaid royalties	336	—
Deposits	1,249	631
Unearned inventory	19,049	—
	$23,737	$1,941

(e) Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2006	2005
		(As Restated, See Note 2)
Employee compensation and related costs	$21,715	$9,217
Employee stock purchase plan	1,966	1,811
Professional fees	4,223	1,842
Royalties	2,640	3,939
Income taxes payable	7,239	1,983
Sales taxes payable	761	1,426
Other taxes	3,486	1,538
Other	1,623	2,325
	$43,653	$24,081

(e) Deferred Revenue

Deferred revenue consists of the following (in thousands):

	December 31,
	2006	2005
		(As Restated, See Note 2)
Maintenance and support contracts	$41,077	$67,354
Customer deposits	23,861	30,952
Unearned revenue	29,232	23,883
Total deferred revenue	94,170	122,189
Less current portion	(60,383)	(88,336)
	$33,787	$33,853

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(4) Other Balance Sheet Data (Continued)

Maintenance and support contracts are recognized ratably over the life of the maintenance and support period. Customer deposits represent payments received in advance of revenue recognition. Unearned revenue represents billings for which payment has not been received and revenue recognition criteria have not been met. At December 31, 2006 and 2005, deferred revenue and accounts receivable excluded $12.4 million and $5.3 million related to products shipped and billed to customers for which revenue is recognized as cash is collected or for which title had not passed to the customer.

(5) Valuation and Qualifying Accounts

(a) Allowance for Doubtful Accounts

The following table sets forth activity in Sonus’ allowance for doubtful accounts (in thousands):

Year ended December 31,	Balance at beginning of year	Charges to expense	Write-offs	Balance at end of year
2006	$426	$204	$(38)	$592
2005	$409	$132	$(115)	$426
2004	$285	$278	$(154)	$409

(b) Inventory Reserves

The following table sets forth activity in Sonus’ inventory reserve (in thousands):

Year ended December 31,	Balance at beginning of year	Charges to expense	Dispositions and sales	Balance at end of year
2006	$7,351	$997	$(2,379)	$5,969
2005 (As Restated, See Note 2)	$10,382	$3,966	$(6,997)	$7,351
2004 (As Restated, See Note 2)	$13,787	$5,478	$(8,883)	$10,382

(c) Warranty Reserve

The following table sets forth activity in Sonus’ warranty reserve accrual, included in accrued expenses (in thousands):

Year ended December 31,	Balance at beginning of year	Charges (benefits) to expense	Costs incurred	Balance at end of year
2006	$84	$965	$(1,004)	$45
2005	$—	$809	$(725)	$84
2004	$2,500	$(1,949)	$(551)	$—

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(6) Income Taxes

The components of income before income taxes consist of the following (in thousands):

	Year ended December 31,
	2006	2005	2004
		(As Restated, See Note 2)	(As Restated, See Note 2)
Income before income taxes:
United States	$31,444	$4,220	$19,685
Foreign	6,452	1,104	394
	$37,896	$5,324	$20,079

The provision (benefit) for income taxes consists of the following (in thousands):

	Year ended December 31,
	2006	2005	2004
		(As Restated, See Note 2)	(As Restated, See Note 2)
Provision (benefit) for income taxes:
Current:
Federal	$5,353	$53	$334
State	1,076	—	33
Foreign	1,713	1,103	141
Total current	8,142	1,156	508
Deferred:
Federal	9,419	—	—
State	(490)	—	—
Foreign	537	(617)	(11)
Change in valuation allowance	(82,566)	—	—
Total deferred	(73,100)	(617)	(11)
Total	$(64,958)	$539	$497

The Company’s effective rate varies from the statutory rate as follows:

	December 31,
	2006	2005	2004
		(As Restated, See Note 2)	(As Restated, See Note 2)
Statutory income tax expense	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.8	—	3.9
Foreign income taxes	—	13.8	—
Stock-based compensation	4.6	1.0	0.7
Meals and entertainment	0.6	3.4	0.6
Tax credits	(9.5)	(32.6)	6.2
Tax contingency reserve	11.0	—	—
Valuation allowance	(215.4)	(10.5)	(43.0)
Other, net	0.5	—	(0.9)
Effective income tax rate	(171.4)%	10.1%	2.5%

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(6) Income Taxes (Continued)

The following is a summary of the significant components of Sonus’ deferred income tax assets and liabilities (in thousands):

	December 31,
	2006	2005
		(As Restated, See Note 2)
Net operating loss carryforwards	$49,684	$59,706
Tax credit carryforwards	18,757	15,048
Intangible assets	1,347	1,415
Deferred revenue	6,787	8,293
Accrued expenses	6,296	3,248
Inventory	3,300	4,802
Stock-based compensation	15,696	15,693
Other temporary differences	4,248	7,376
Valuation allowance	(31,694)	(114,260)
	$74,421	$1,321

As of December 31, 2005, the Company’s United States net operating losses and other deferred tax assets were fully offset by a valuation allowance primarily because, pursuant to SFAS No. 109, Accounting for Income Taxes, the Company did not have sufficient history of income to conclude that it was more likely than not that the Company would be able to realize the tax benefits of those tax attributes. Based upon the Company’s cumulative operating results and an assessment of expected future results, the Company concluded in the fourth quarter of fiscal 2006 that it was more likely than not that it would be able to realize a substantial portion of its U.S. net operating loss carryforward tax asset prior to its expiration and realize the benefit of other net deferred tax assets. As a result, the Company reduced its valuation allowance in the fourth quarter of 2006, resulting in the recognition of an additional deferred tax asset of $73.6 million. As of December 31, 2006, the Company had a remaining valuation allowance of $31.7 million, consisting of $28.7 million relating to excess tax benefits from stock-based compensation prior to the adoption of SFAS 123R, and $3.0 million related to certain state net operating losses which we expect to expire unused. The excess tax benefits of $28.7 million will be recorded as a credit to additional paid-in capital in a period in which sufficient taxable income would allow for the reversal of the related valuation allowance.

At December 31, 2006, Sonus has net operating loss carryforwards for federal and state income tax purposes of approximately $141 million and $81 million, respectively. The federal net operating loss carryforwards expire at various dates from 2019 through 2023. The state net operating loss carryforwards expire at various dates from 2006 through 2023. Approximately $90 million of the federal net operating loss is attributable to stock option deductions. Our federal NOL carryforward for tax return purposes is $8.0 million greater than our federal NOL for financial reporting purposes due to excess tax benefits generated during 2006. This amount will be recognized for financial statement purposes in the period in which the tax benefit reduces income taxes payable. Sonus also has available research and development credit carryforwards of approximately $17.8 million that expire at various dates from 2012 through 2025, and an Alternative Minimum Tax Credit carryforward of $0.9 million that has no expiration date. The Internal Revenue Code (“IRC”) contains provisions that limit the net operating loss and tax credit carryforwards available to be used in any given year in the event of certain circumstances, including

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(6) Income Taxes (Continued)

significant changes in ownership interests. Sonus has completed several financings since inception and may have incurred ownership changes as defined in the IRC. Sonus does not believe that these changes have had a material impact on its ability to utilize net operating loss and tax credit carryforwards.

The Company is periodically subject to audit by federal, state or local tax authorities in the areas of income taxes. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and local tax laws. In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures. At December 31, 2006, the Company had $5.6 million accrued for probable exposures. In 2006, the Massachusetts Department of Revenue (“Mass. DOR”) commenced an examination of the Company’s Massachusetts state income tax returns for 2002 and 2003. The Company extended the statute for the 2002 tax year to allow for additional time to complete this audit. As of March 31, 2007, the Mass. DOR had not proposed any significant adjustments to the Company’s tax position.

(7) Long-term Liabilities

Long-term liabilities consist of the following (in thousands):

	December 31,
	2006	2005
		(As Restated, See Note 2)
Capital lease obligations	$526	$115
Accrued restructuring expense—long-term portion(1)	—	418
Deferred rent	1,442	1,021
	1,968	1,554
Current portion of long-term liabilities	(501)	(105)
Long-term liabilities, net of current portion	$1,467	$1,449

(1)          Excludes current portion of Accrued restructuring expense, which is reported separately in the Consolidated Balance Sheets.

The future minimum annual payments under capital leases at December 31, 2006, are as follows (in thousands):

Years ended December 31,
2007	$193
2008	151
2009	141
2010	138
Total minimum lease payments	623
Less amount representing interest	(97)
Present value of minimum lease payments	526
Less current portion	(155)
Long-term portion	$371

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(8) Convertible Subordinated Note

In May 2001, Sonus issued a $10.0 million, 4.75% convertible subordinated note, due May 1, 2006, to a customer. Interest payments were due semi-annually on May 1 and November 1 of each year through May 2006. The note could be converted by the holder into shares of Sonus’ common stock at any time before its maturity or prior to its redemption or repurchase by Sonus. The conversion rate was 33.314 shares per each $1,000 principal amount of the note, subject to adjustment in certain circumstances. After May 1, 2004, Sonus had the option to redeem all or a portion of the note at 100% of the principal amount. Also, at any time if the market price of Sonus’ common stock exceeded $60.04 per share for 20 trading days in any 30 trading day period, Sonus could redeem this note through the issuance of share of common stock or for cash. In the event of a change of control in Sonus, the holder at its option could require Sonus to redeem the note through the issuance of common stock or cash. Interest expense related to the convertible subordinated note was $158,000 in 2006 and $475,000 in both 2005 and 2004. Accrued interest on the note was $79,000 at December 31, 2005. The note was repaid in full in May 2006.

(9) Commitments and Contingencies

(a) Leases

Sonus leases its facilities under operating leases, which expire through 2012. Sonus is responsible for certain real estate taxes, utilities and maintenance costs under these leases. The Company’s corporate headquarters is located in a leased facility in Westford, Massachusetts, consisting of 130,000 square feet under a lease that expires in July 2012. Sonus moved into this facility in January 2007. The Company’s previous corporate headquarters, a 144,000 square foot building in Chelmsford, Massachusetts, was under a sublease that expired in January 2007. Rent expense was $3,098,000 in 2006, $3,003,000 in 2005 and $2,716,000 in 2004. Future minimum payments under operating lease arrangements as of December 31, 2006 are as follows: $3,914,000 in 2007; $3,140,000 in 2008; $2,393,000 in 2009; $1,937,000 in 2010; $1,235,000 in 2011 and $699,000 thereafter.

(b) Pending Litigation and Claims

In November 2001, a purchaser of the Company’s common stock filed a complaint in the United States District Court for the Southern District of New York against Sonus, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with Sonus’ initial public offering (“IPO”) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased the Company’s common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that our registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between the underwriters and certain purchasers to make additional purchases in the after market. The claims against Sonus are asserted under Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against Sonus, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, Sonus, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against many of the individual defendants,

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(9) Commitments and Contingencies (Continued)

including Sonus’ officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including Sonus, but denied the remainder of the motion as to the defendants. In June 2003, a special committee of our Board of Directors authorized Sonus to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. In October 2004, the court certified the class in a case against certain defendants. On February 15, 2005, the court preliminarily approved the terms of the proposed settlement contingent on modifications to the proposed settlement. On August 31, 2005, the court approved the terms of the proposed settlement, as modified. On April 24, 2006, the court held a hearing on a motion to approve the final settlement and took the matter under advisement. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s October 2004 order certifying a class. On June 25, 2007, the Court entered an order terminating the settlement. It is unclear what impact this will have on the settlement and the case against Sonus. Accordingly, the Company is unable to determine the ultimate outcome or potential range of loss, if any.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(9) Commitments and Contingencies (Continued)

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(9) Commitments and Contingencies (Continued)

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(9) Commitments and Contingencies (Continued)

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

On January 19, 2007, a purported shareholder derivative lawsuit was filed in the Superior Court Department of Middlesex County of Massachusetts against certain of the Sonus’ directors and officers, also naming Sonus as a nominal defendant. Another purported shareholder filed a virtually identical complaint. The suits assert similar claims and seek relief similar to the derivative suits filed in federal court. On May 7, 2007, the plaintiffs filed a consolidated complaint. On June 6, 2007, the defendants moved to dismiss the consolidated complaint. The Court has scheduled a hearing on the motion for August 14, 2007. Sonus believes that it has substantial legal and factual defenses to the derivative claims, which it intends to pursue vigorously. There is no assurance Sonus will prevail in defending these actions. Sonus cannot predict the ultimate outcome of this litigation or any potential impact on the Company’s operating results or financial position.

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

(c) Other Matters

As announced on March 19, 2007, the SEC is conducting a formal private investigation into Sonus’ historical stock option granting practices. If the Company is subject to adverse findings, it could be required to pay damages or penalties or have other remedies imposed, including criminal penalties, which could adversely Sonus’ business, financial position or results of operations.

The Internal Revenue Service has notified the Company that its payroll tax returns for the years ended December 31, 2004, 2005 and 2006 have been selected for audit in connection with its stock option review. In connection with the restatement of its financial statements included in this Form 10-K, Sonus has recorded approximately $1.6 million of accruals for additional tax, penalties and interest related to adjustments resulting from errors in stock option accounting. For more information about stock-based compensation, including the financial statement impact from the restatement, see Note 2, “Restatement of Consolidated Financial Statements” of the Notes to the Consolidated Financial Statements. Sonus could be required to pay additional tax, penalties or interest, or have other remedies imposed, which could adversely impact its business, financial position or results of operations.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(10) Stockholders’ Equity

(a) 1997 Stock Incentive Plan

Sonus issues stock options and restricted stock pursuant to the 1997 Stock Incentive Plan (the “1997 Plan”). The 1997 Plan provides for the award of stock options and restricted stock to employees, officers, directors (including those directors who are not an employee or officer of the Company), consultants and advisors of the Company and its subsidiaries.

On January 1 of each year, the aggregate number of shares of common stock available for issuance under the 1997 Plan shall increase by the lesser of (i) 5% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. At December 31, 2006, 147,698,721 shares were authorized and 56,853,583 shares were available under the 1997 Plan for future issuance.

Prior to the Company’s initial public offering, Sonus issued shares of restricted common stock to employees and consultants which were subject to repurchase agreements and generally vested over a four or five-year period. If the employee were to leave or if the services were not performed, Sonus could repurchase any restricted shares of common stock held by these individuals at their original purchase price ranging from $0.01 to $4.67 per share. All shares of common stock subject to repurchase restrictions contained the same rights and privileges as unrestricted shares of common stock and are presented as outstanding as of the date of issuance. As of December 31, 2004, the restrictions on all of these restricted shares had lapsed that were subject to Sonus’ right to repurchase.

In April of 2006, Sonus awarded 200,000 restricted shares of common stock to an officer under the 1997 Plan. The award vests over approximately two years. At December 31, 2006, 80,000 shares had vested. The fair value as of the date of the restricted stock award was $4.82 per share. The Company recorded $386,000 of stock-based compensation expense related to these restricted shares in 2006.

In August of 2006, Sonus awarded 210,000 restricted shares of common stock in the aggregate to five employees under the 1997 Plan. The awards vest over four years and were unvested at December 31, 2006. The fair value as of the date of the award was $4.47 per share. The Company recorded approximately $80,000 of stock-based compensation expense related to these restricted shares in 2006.

A summary of activity under the 1997 Plan for the years ended December 31, 2006, 2005 and 2004 is as follows:

Restricted Common Stock Awards

	Shares	Weighted Average Grant-date Fair Value
Nonvested balance at January 1, 2006	—	N/A
Granted	410,000	$4.64
Vested	(80,000)	$4.82
Nonvested balance at December 31, 2006	330,000	$4.60

There were no shares of restricted common stock issued, repurchased or forfeited in either 2005 or 2004.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(10) Stockholders’ Equity

Common Stock Option Grants

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2004	28,136,494	$4.60
Granted	11,473,300	$4.88
Exercised	(1,224,285)	$3.02
Canceled	(1,492,290)	$5.14
Outstanding at December 31, 2004	36,893,219	$4.71
Granted	10,981,600	$4.75
Exercised	(843,947)	$2.68
Canceled	(1,697,340)	$5.16
Outstanding at December 31, 2005	45,333,532	$4.74
Granted	5,112,350	$4.94
Exercised	(9,090,728)	$4.02
Expired	(2,154,377)	$7.60
Outstanding at December 31, 2006	39,200,777	$4.78	6.51	$79,342
Vested or expected to vest at December 31, 2006	38,615,665	$4.78	6.48	$78,294
Exercisable at December 31, 2006	32,852,449	$4.79	6.06	$67,431
Vested or expected to vest at December 31, 2005	45,161,109	$4.75	5.59	$59,214
Exercisable at December 31, 2005	42,487,829	$4.81	5.47	$54,077
Vested or expected to vest at December 31, 2004	36,392,812	$4.71	5.73	$114,490
Exercisable at December 31, 2004	15,712,843	$4.76	4.54	$54,256

The weighted average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $3.07, $3.73 and $4.39, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $11.9 million, $1.8 million and $3.9 million, respectively.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(10) Stockholders’ Equity

The following table summarizes information relating to currently outstanding and exercisable options as of December 31, 2006:

	Outstanding			Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.07 - $4.07	6,449,025	5.75	$3.27	4,996,615	$3.11
$4.08	5,309,300	3.53	$4.08	5,309,300	$4.08
$4.09 - $4.46	2,646,707	8.19	$4.20	2,282,707	$4.20
$4.47 - $4.65	6,787,052	6.67	$4.48	6,324,727	$4.47
$4.66 - $4.95	8,185,009	8.05	$4.86	5,897,191	$4.86
$4.97 - $7.50	8,619,784	8.67	$5.47	6,848,426	$5.49
$7.65 - $10.00	220,500	5.73	$7.66	210,083	$7.66
$13.88 - $29.00	983,400	4.25	$14.64	983,400	$14.64
$0.07 - $29.00	39,200,777	6.51	$4.78	32,852,449	$4.79

(b) 2000 Employee Stock Purchase Plan

The Employee Stock Purchase Plan (“ESPP”) is designed to provide eligible employees of the Company and its participating subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The ESPP has a two year offering period comprised of four six month purchase periods. The purchase price of the stock is equal to 85% of the lower of the market price on the first day of the two year offering period or the market price on the last day of any of the four purchase periods. If the market price at any of the four purchase periods is less than the market price on the first date of two year offering period, subsequent to the purchase, the offering period is cancelled and the employee is entered into a new two year offering period with the then current market price as the new base price. Sonus recognizes compensation expense associated with the ESPP in accordance with the provisions of SFAS 123R, Share-based Payment (“SFAS 123R”), and FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option.

On January 1 of each year, the aggregate number of shares of common stock available for purchase under the ESPP shall increase by the lesser of (i) 2% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. At December 31, 2006, 30,279,488 shares were authorized and 23,264,543 shares were available under the ESPP for future issuance.

(c) 1998 Equity Incentive Plan

In January 2001, in connection with the completion of acquisition of telecom technologies, inc. (“TTI”), Sonus assumed TTI’s 1998 Equity Incentive Plan and all grants of options under this plan. Each outstanding option to purchase shares of TTI Class B common stock granted under the 1998 Equity Incentive Plan immediately prior to the effective time of the acquisition was converted into an option to purchase Sonus common stock based on the merger consideration, with the exercise price of the options being proportionately adjusted.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(10) Stockholders’ Equity

In continuation of a 1997 agreement entered into by the TTI founders and other TTI shareholders, the founders agreed, in exchange for the option exercise proceeds, to transfer to Sonus a number of shares of Sonus’ common stock received by them in the acquisition equal to the number of shares of Sonus’ common stock issued upon exercise by former TTI employees of the stock options granted under the TTI 1998 Equity Incentive Plan. As a result of this agreement, the aggregate number of outstanding shares of Sonus’ common stock that will be issued upon exercise of these stock options will not increase. As of December 31, 2005, all options under the TTI 1998 Equity Incentive Plan had expired. The Company expects to distribute all of the remaining approximately 39,000 shares to the TTI founders upon such request by the TTI founders.

(d) Stock-based Compensation

Stock-based compensation for all periods through December 31, 2005 includes the amortization of deferred employee compensation and other equity related expenses for non-employees, as well as stock-based compensation expense recorded as a result of the restatement of the Company’s financial statements.

Sonus issues stock options and restricted stock pursuant to the 1997 Plan and provides employees the right to purchase stock pursuant to the ESPP. Effective January 1, 2006, Sonus adopted the provisions of SFAS 123R. Prior to January 1, 2006, Sonus followed APB 25 and related interpretations in accounting for its employee stock-based compensation.

Stock options generally have a four-year vesting period and contractual term of ten years. Restricted stock is generally issued at no purchase price, with fair value based on the market price on the date of grant. Under the provisions of SFAS 123R, Sonus recognizes the fair value of stock compensation in its consolidated financial statements over the requisite service period, generally on a straight-line single option approach. All of Sonus’ stock-based compensation is accounted for as an equity instrument and there have been no liability awards granted. Sonus’ policy is to issue new shares upon exercise of stock options.

The Company could not issue any securities under its registration statements on Form S-8 until it became current in its SEC reporting obligations for filing its periodic reports under the Securities Exchange Act of 1934. During the fourth quarter of 2006 and the first quarter of 2007, the contractual terms of approximately 756,000 and 833,000 vested stock options, respectively, held by former executives and other former employees were extended. The Company accounted for the modifications to extend the contractual term of the awards for former executives and other former employees in accordance with SFAS 123R. Based on the guidance in SFAS 123R and related FASB Staff Positions, after the modification those stock options held by former executives and other former employees became subject to the provisions of other applicable generally accepted accounting principles. Specifically, based on the provisions of EITF 00-19, those stock option awards were reclassified as current liabilities. Consequently, at the end of each reporting period the Company will determine the fair value of those awards utilizing the Black-Scholes valuation model and will recognize any change in fair value in the Company’s consolidated statement of operations in the period of change until the awards are exercised, expire, or are otherwise settled. As a result of the modifications, the Company recorded additional stock-based compensation of approximately $2.1 million in the fourth quarter of 2006 and $3.6 million in the first quarter of 2007. The Company also recorded an aggregate fair value of approximately $1.1 million and $2.6 million in current

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(10) Stockholders’ Equity

liabilities as of December 31, 2006 and March 31, 2007, respectively. The Company recorded other expense of approximately $39,000 in the fourth quarter of 2006 and approximately $0.7 million in the first quarter of 2007 as a result of changes in the fair value of the liability awards.

During the first quarter of 2007, as a result of the Company’s inability to issue any securities under its registration statement on Form S-8, the Company extended the contractual terms of approximately 185,000 vested stock options held by current employees which were due to expire. The Company accounted for the modifications to extend the contractual term of the awards for current employees in accordance with SFAS 123R. As a result of the modification, the Company recorded additional stock-based compensation of approximately $0.8 million in the first quarter of 2007.

The Company was not able to issue shares under the ESPP as scheduled on February 28, 2007, delaying the issuance of shares until after it became current in it SEC reporting obligations. The Company also delayed the commencement of the next scheduled ESPP purchase period from March 1, 2007 to April 1, 2007. The modifications to the ESPP resulted in additional stock-based compensation expense beginning in the first quarter of 2007 of approximately $1.2 million, with additional stock-based compensation expense of approximately $1.7 million to be recorded over the remaining ESPP purchase period of the modifications.

Cash received from option exercises for the years ended December 31, 2006, 2005 and 2004 was $36.6 million, $2.3 million and $3.7 million, respectively. The Company has excess tax benefits of $90.0 million that will be recorded as a credit to additional paid-in capital when realized based upon the “with-and-without” method. The Company currently has net operating loss carryforwards that are sufficient to offset taxable income. In accordance with the provisions of FAS 123R, an excess tax benefit will be realized when the excess share-based compensation deduction provides the Company with incremental benefit by reducing the current year’s taxes payable.

The Consolidated Statements of Operations include stock-based compensation for the years ended December 31, 2006, 2005 and 2004 as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
		(As Restated, See Note 2)	(As Restated, See Note 2)
Product cost of revenue	$81	$42	$101
Service cost of revenue	925	431	600
Research and development	3,809	1,212	1,836
Sales and marketing	3,990	1,512	1,322
General and administrative	3,156	380	1,235
	$11,961	$3,577	$5,094

In addition, Sonus included in inventory approximately $32,000 of stock-based compensation at December 31, 2006.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(10) Stockholders’ Equity

Sonus used the Black-Scholes valuation model for estimating the grant date fair value of employee stock options granted after the adoption of SFAS 123R using the following assumptions for the year ended December 31, 2006:

Risk-free interest rate	4.7%
Expected dividends	—
Expected volatility	50.8%-126.2%
Weighted average volatility	74.8%
Expected life (years)	4.5

For shares purchased under the ESPP, Sonus used the Black-Scholes valuation model, with a range for a majority of assumptions for the year ended December 31, 2006. In valuing the ESPP, Sonus used an assumed risk-free interest rate of 1.83% to 5.10%, expected volatility of 50.8% to 126.2%, an expected life of six months to two years and a zero expected dividend yield for the year ended December 31, 2006.

The risk-free interest rate is the average U.S. Treasury Constant Maturities Rate for the expected term. The expected dividend yield of zero is based on the fact that Sonus has never paid dividends and has no present intention to pay cash dividends. Expected volatility is based on a combination of the historical volatility of Sonus’ common stock over the option’s expected life and estimated volatility on option contracts traded in the open market. Prior to January 1, 2006, Sonus used historical volatility to estimate the grant-date fair value of stock options. Effective January 1, 2006, Sonus changed its method to a combination of historical and implied volatility. Sonus believes that a combination of historical and implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market’s expectations of future volatility. Historical volatility during the period associated with the expected term of the Sonus’ stock options over the past few years included a period of time during or subsequent to Sonus’ initial public offering when its stock price experienced abnormally high volatility levels, which Sonus believes is unlikely to be indicative of future stock price behavior. However, Sonus has not placed sole reliance on implied volatility as options in its common stock that are actively traded on the open market currently have a term of less than two years—substantially shorter than its stock option’s expected term. The expected life is based on a combination of exercise patterns of the option holder over the option’s life and exercise patterns within similar industries. Sonus estimates forfeitures to occur at a rate of 5% per year.

At December 31, 2006, there was $16.3 million of unrecognized compensation cost related to unvested share-based awards, which is expected to be recognized over a weighted average period of approximately three years. The total fair value of shares vested during the year ended December 31, 2006 was $8.1 million.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(10) Stockholders’ Equity

Sonus has computed the pro forma disclosures, intended to show the effects of using a fair value model to measure stock-based compensation using the Black-Scholes valuation model under the following assumptions for the years ended December 31, 2005 and 2004:

	Year ended December 31,
	2005	2004
Risk-free interest rate (As Restated, See Note 2)	4.0%	3.3%
Expected dividend yield	—	—
Expected volatility	113%-124%	124%-128%
Weighted average volatility	117%	127%
Expected life (years)	4.0	5.0
Weighted average fair value of options/purchase rights granted during the year (As Restated, See Note 2)	$ 3.73	$ 4.39

The following table shows Sonus’ pro forma net loss and pro forma net loss per share as if the Company had used the fair value model to measure and account for stock compensation to employees (in thousands, except per share data):

	Year ended December 31,
	2005	2004
	(As Restated, See Note 2)	(As Restated, See Note 2)
Net income as reported:	$4,785	$19,582
Plus: Employee stock-based compensation expense included in net income under intrinsic value method related to options, net of tax	3,577	5,094
Less: Employee stock-based compensation under fair value method, net of tax(1)	(115,103)	(64,467)
Pro forma net loss	$(106,741)	$(39,791)
Basic and diluted net income (loss) per share:
As reported	$0.02	$0.08
Pro forma	$(0.43)	$(0.16)

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

On December 21, 2005, Sonus’ Board of Directors approved accelerating the vesting of out-of-the-money, unvested stock options held by all current employees, subject to employee approval to the extent accelerating of vesting would create a change in classification of any grant from an incentive stock option to a non-qualified incentive stock option. Non-employee members of the Board of Directors

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(10) Stockholders’ Equity

were excluded from the acceleration. Unvested options having an exercise price of $4.00 per share or greater at the time, representing the right to purchase a total of approximately 18.9 million shares, became exercisable as a result of the vesting acceleration. All other terms and conditions in the original grants remain unchanged. The acceleration of vesting did not result in the recognition of compensation expense in fiscal 2005 as the exercise price of the accelerated stock options exceeded the fair market value of the underlying common stock on the date of modification. The pro forma results reported for fiscal 2005 include approximately $70.6 million of pro forma compensation expense, net of tax, resulting from the vesting acceleration. The decision to accelerate vesting of these stock options was made primarily to reduce compensation expense that would otherwise be recognized after the adoption of SFAS 123R.

(e) Common Stock Reserved

Common stock reserved for future issuance at December 31, 2006 consists of the following:

Stock incentive plan	98,590,284
Employee stock purchase plan	23,264,543
121,854,827

(11) Employee Benefit Plan

In 1998, Sonus adopted a 401(k) savings plan for its employees. Eligible employees are permitted to contribute to the 401(k) plan through payroll deductions within statutory and plan limits. Contributions from Sonus are made at the discretion of the Board of Directors. Sonus has made no contributions to the 401(k) plan to date.

(12) Subsequent Events

On April 13, 2007, Sonus completed the acquisition of Zynetix Limited (“Zynetix”), a privately-held designer of innovative Global System for Mobile Communications (“GSM”) infrastructure solutions located in the United Kingdom. In consideration, Sonus paid the selling shareholders £3,000,000 on the acquisition date (U.S. $5.9 million at the acquisition date) and £1,330,583 on June 11, 2007 (U.S. $2.6 million as of June 11, 2007.) The Share Purchase Agreement also includes two additional potential payments to the selling shareholders: (1) £1,500,000 (U.S. $3.0 million as of the acquisition date) payable on May 1, 2008; and (2) 175,000 shares of Sonus common stock deliverable on April 30, 2009, contingent upon the business achieving certain predetermined financial and business metrics.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(13) Quarterly Financial Information (unaudited)

The following tables present Sonus’ quarterly operating results for the years ended December 31, 2006 and 2005. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with Sonus’ audited consolidated financial statements and related notes. These operating results are not necessarily indicative of the results of any future period.

Quarterly Periods During Fiscal Year Ended December 31, 2006:

	Three months ended March 31, 2006(1)	Three months ended June 30, 2006	Three months ended September 30, 2006	Three months ended December 31, 2006
	(In thousands, except per share data)
Statements of operations
Revenue:
Product	$44,542	$48,853	$53,485	$56,712
Service	15,453	15,627	22,524	22,287
Total revenue	59,995	64,480	76,009	78,999
Cost of revenue:
Product	15,883	16,199	18,612	20,129
Service	6,729	6,987	7,571	8,322
Total cost of revenue	22,612	23,186	26,183	28,451
Gross profit	37,383	41,294	49,826	50,548
Operating expenses:
Research and development	13,076	12,900	13,165	16,305
Sales and marketing	14,025	15,646	16,959	19,118
General and administrative	6,980	7,248	8,213	12,925
Total operating expenses	34,081	35,794	38,337	48,348
Operating income	3,302	5,500	11,489	2,200
Interest expense	(137)	(81)	(11)	13
Interest income	3,442	3,899	4,058	4,261
Other expense	—	—	—	(39)
Income before income taxes	6,607	9,318	15,536	6,435
Income tax benefit (provision)	(791)	(404)	(1,166)	67,319
Net income	$5,816	$8,914	$14,370	$73,754
Net income per share(2):
Basic	$0.02	$0.04	$0.06	$0.29
Diluted	$0.02	$0.03	$0.06	$0.28
Shares used in computing net income per share:
Basic	250,064	252,664	254,102	258,162
Diluted	254,591	256,326	257,158	265,357

(1)          As restated, to give effect to the adjustments discussed in Note 2 to the Consolidated Financial Statements.

(2)          Net income per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income per share may not equal the total computed for the year.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(13) Quarterly Financial Information (unaudited) (Continued)

Quarterly Periods During Fiscal Year Ended December 31, 2005

	Three months ended March 31, 2005(1)	Three months ended June 30, 2005(1)	Three months ended September 30, 2005(1)	Three months ended December 31, 2005(1)
	(In thousands, except per share data)
Statements of operations
Revenue:
Product	$22,757	$40,993	$29,384	$42,064
Service	11,189	16,372	16,596	16,007
Total revenue	33,946	57,365	45,980	58,071
Cost of revenue:
Product	7,512	14,179	17,601	14,250
Service	5,319	5,706	6,375	7,283
Total cost of revenue	12,831	19,885	23,976	21,533
Gross profit	21,115	37,480	22,004	36,538
Operating expenses:
Research and development	11,190	11,421	11,930	13,040
Sales and marketing	9,676	11,543	10,940	13,754
General and administrative	6,986	6,751	6,163	7,799
Total operating expenses	27,852	29,715	29,033	34,593
Operating income (loss)	(6,737)	7,765	(7,029)	1,945
Interest expense	(136)	(121)	(121)	(121)
Interest income	1,875	2,222	2,690	3,092
Income (loss) before income taxes	(4,998)	9,866	(4,460)	4,916
Income tax benefit (provision)	(96)	(311)	640	(772)
Net income (loss)	$(5,094)	$9,555	$(3,820)	$4,144
Net income (loss) per share(2):
Basic and diluted	$(0.02)	$0.04	$(0.02)	$0.02
Shares used in computing net income (loss) per share:
Basic	247,877	248,249	248,801	249,390
Diluted	247,877	250,578	248,801	252,440

(1)          As restated, to give effect to the adjustments discussed in Note 2 to the Consolidated Financial Statements.

(2)          Net income (loss) per share is computed independently for each of the quarters presented; accordingly, the sum of the quarterly net income (loss) per share may not equal the total computed for the year.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(13) Quarterly Financial Information (unaudited) (Continued)

The following tables present the effects of adjustments made to the Company’s previously reported quarterly financial information (in thousands, except per share amounts):

March 31, 2006

	As previously reported	Adjustments(1)	As restated
	(In thousands)
Balance Sheet
Assets
Current assets:
Cash and cash equivalents	$50,309	$—	$50,309
Marketable debt securities	239,312	—	239,312
Accounts receivable, net	33,272	—	33,272
Inventory, net	37,169	(3,241)	33,928
Deferred income taxes	519	—	519
Other current assets	15,197	659	15,856
Total current assets	375,778	(2,582)	373,196
Property and equipment, net	15,315	130	15,445
Long-term investments	50,616	—	50,616
Deferred income taxes	—	802	802
Other assets	1,878	3,241	5,119
	$443,587	$1,591	$445,178
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,370	$48	$16,418
Accrued expenses	19,384	1,231	20,615
Accrued restructuring expenses	198	—	198
Current portion of deferred revenue	73,209	174	73,383
Convertible subordinated note	10,000	—	10,000
Current portion of long-term liabilities	49	122	171
Total current liabilities	119,210	1,575	120,785
Long-term deferred revenue	28,990	—	28,990
Long-term liabilities, net of current portion	422	901	1,323
Total liabilities	148,622	2,476	151,098
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	254	—	254
Additional paid-in capital	1,064,989	54,413	1,119,402
Accumulated deficit	(769,973)	(55,298)	(825,271)
Accumulated other comprehensive loss	(38)	—	(38)
Treasury stock	(267)	—	(267)
Total stockholders’ equity	294,965	(885)	294,080
	$443,587	$1,591	$445,178

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(13) Quarterly Financial Information (unaudited) (Continued)

Three months ended March 31, 2006

	As previously reported	Adjustments(1)	As restated
	(In thousands, except per share data)
Statement of operations
Revenue:
Product	$44,383	$159	$44,542
Service	15,589	(136)	15,453
Total revenue	59,972	23	59,995
Cost of revenue:
Product	15,853	30	15,883
Service	7,381	(652)	6,729
Total cost of revenue	23,234	(622)	22,612
Gross profit	36,738	645	37,383
Operating expenses:
Research and development	12,891	185	13,076
Sales and marketing	13,898	127	14,025
General and administrative	6,719	261	6,980
Total operating expenses	33,508	573	34,081
Operating income	3,230	72	3,302
Interest expense	(137)	—	(137)
Interest income	3,442	—	3,442
Income before income taxes	6,535	72	6,607
Income tax provision	(791)	—	(791)
Net income	$5,744	$72	$5,816
Net income per share:
Basic and diluted	$0.02	$—	$0.02
Shares used in computing net income per share:
Basic	250,064	—	250,064
Diluted	254,459	132	254,591

(1)          Adjustments to the statement of operations for the three months ended March 31, 2006 include $11,000 of additional stock-based compensation charges not previously recorded for certain stock option grants for which the measurement date was revised in connection with the stock option review. Additional adjustments include tax-related expenses of $174,000 resulting from the aforementioned stock option accounting adjustments and $257,000 of income for certain previously unrecorded adjustments not related to accounting for stock options that were previously deemed to be immaterial to the Company’s consolidated financial statements. The balance sheet adjustments include the effect of all prior period adjustments.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(13) Quarterly Financial Information (unaudited) (Continued)

Three months ended December 31, 2005

	As previously reported	Adjustments(1)	As restated
	(In thousands, except per share data)
Statement of operations
Revenue:
Product	$41,908	$156	$42,064
Service	15,342	665	16,007
Total revenue	57,250	821	58,071
Cost of revenue:
Product	13,965	285	14,250
Service	6,905	378	7,283
Total cost of revenue	20,870	663	21,533
Gross profit	36,380	158	36,538
Operating expenses:
Research and development	12,483	557	13,040
Sales and marketing	12,886	868	13,754
General and administrative	8,116	(317)	7,799
Total operating expenses	33,485	1,108	34,593
Operating income	2,895	(950)	1,945
Interest expense	(121)	—	(121)
Interest income	3,092	—	3,092
Income before income taxes	5,866	(950)	4,916
Income tax benefit (provision)	(844)	72	(772)
Net income	$5,022	$(878)	$4,144
Net income per share:
Basic and diluted	$0.02	—	$0.02
Shares used in computing net income per share:
Basic	249,390	—	249,390
Diluted	252,356	84	252,440

(1)          Adjustments to the statement of operations for the three months ended December 31, 2005 include $1,639,000 of additional stock-based compensation charges not previously recorded for certain stock option grants for which the measurement date was revised in connection with the stock option review. Additional adjustments include tax-related expenses of $76,000 resulting from the aforementioned stock option accounting adjustments and $837,000 of income for certain previously unrecorded adjustments not related to accounting for stock options that were previously deemed to be immaterial to the Company’s consolidated financial statements.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(13) Quarterly Financial Information (unaudited) (Continued)

September 30, 2005

	As previously reported	Adjustments(1)	As restated
	(In thousands)
Balance Sheet
Assets
Current assets:
Cash and cash equivalents	$134,789	$—	$134,789
Marketable debt securities	182,735	—	182,735
Accounts receivable, net	42,690	(452)	42,238
Inventory, net	30,288	84	30,372
Other current assets	12,637	(458)	12,179
Total current assets	403,139	(826)	402,313
Property and equipment, net	14,894	(150)	14,744
Long-term investments	7,363	—	7,363
Deferred income taxes	—	704	704
Other assets	720	736	1,456
	$426,116	$464	$426,580
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,697	$—	$12,697
Accrued expenses	14,489	2,012	16,501
Accrued restructuring expenses	193	—	193
Current portion of deferred revenue	80,968	566	81,534
Convertible subordinated note	10,000	—	10,000
Current portion of long-term liabilities	45	—	45
Total current liabilities	118,392	2,578	120,970
Long-term deferred revenue	32,392	—	32,392
Long-term liabilities, net of current portion	538	—	538
Total liabilities	151,322	2,578	153,900
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	252	—	252
Additional paid-in capital	1,055,548	53,840	1,109,388
Deferred compensation	—	(1,462)	(1,462)
Accumulated deficit	(780,739)	(54,492)	(835,231)
Treasury stock	(267)	—	(267)
Total stockholders’ equity	274,794	(2,114)	272,680
	$426,116	$464	$426,580

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(13) Quarterly Financial Information (unaudited) (Continued)

Three months ended September 30, 2005

	As previously reported	Adjustments(1)	As restated
	(In thousands, except per share data)
Statement of operations
Revenue:
Product	$29,107	$277	$29,384
Service	16,550	46	16,596
Total revenue	45,657	323	45,980
Cost of revenue:
Product	17,410	191	17,601
Service	6,073	302	6,375
Total cost of revenue	23,483	493	23,976
Gross profit	22,174	(170)	22,004
Operating expenses:
Research and development	11,787	143	11,930
Sales and marketing	10,845	95	10,940
General and administrative	5,455	708	6,163
Total operating expenses	28,087	946	29,033
Operating loss	(5,913)	(1,116)	(7,029)
Interest expense	(121)	—	(121)
Interest income	2,690	—	2,690
Loss before income taxes	(3,344)	(1,116)	(4,460)
Income tax benefit	640	—	640
Net loss	$(2,704)	$(1,116)	$(3,820)
Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.02)
Shares used in computing net loss per share:
Basic	248,801	—	248,801
Diluted	248,801	—	248,801

(1)          Adjustments to the statement of operations for the three months ended September 30, 2005 include $543,000 of additional stock-based compensation charges not previously recorded for certain stock option grants for which the measurement date was revised in connection with the stock option review. Additional adjustments include tax-related expenses of $68,000 resulting from the aforementioned stock option accounting adjustments and $505,000 of net expense for certain previously unrecorded adjustments not related to accounting for stock options that were previously deemed to be immaterial to the Company’s consolidated financial statements. The balance sheet adjustments include the effect of all prior period adjustments.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(13) Quarterly Financial Information (unaudited) (Continued)

June 30, 2005

	As previously reported	Adjustments(1)	As restated
	(In thousands)
Balance Sheet
Assets
Current assets:
Cash and cash equivalents	$120,291	$(592)	$119,699
Marketable debt securities	183,703	—	183,703
Accounts receivable, net	62,062	(409)	61,653
Inventory, net	30,546	(113)	30,433
Other current assets	12,020	695	12,715
Total current assets	408,622	(419)	408,203
Property and equipment, net	12,650	(136)	12,514
Long-term investments	7,411	—	7,411
Deferred income taxes	—	704	704
Other assets	822	453	1,275
	$429,505	$602	$430,107
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,982	$—	$11,982
Accrued expenses	17,314	1,857	19,171
Accrued restructuring expenses	191	—	191
Current portion of deferred revenue	87,433	512	87,945
Convertible subordinated note	10,000	—	10,000
Current portion of long-term liabilities	44	—	44
Total current liabilities	126,964	2,369	129,333
Long-term deferred revenue	27,428	—	27,428
Long-term liabilities, net of current portion	600	—	600
Total liabilities	154,992	2,369	157,361
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	251	—	251
Additional paid-in capital	1,052,564	53,664	1,106,228
Deferred compensation	—	(2,055)	(2,055)
Accumulated deficit	(778,035)	(53,376)	(831,411)
Treasury stock	(267)	—	(267)
Total stockholders’ equity	274,513	(1,767)	272,746
	$429,505	$602	$430,107

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(13) Quarterly Financial Information (unaudited) (Continued)

Three months ended June 30, 2005

	As previously reported	Adjustments(1)	As restated
	(In thousands, except per share data)
Statement of operations
Revenue:
Product	$41,339	$(346)	$40,993
Service	16,754	(382)	16,372
Total revenue	58,093	(728)	57,365
Cost of revenue:
Product	15,404	(1,225)	14,179
Service	5,651	55	5,706
Total cost of revenue	21,055	(1,170)	19,885
Gross profit	37,038	442	37,480
Operating expenses:
Research and development	11,098	323	11,421
Sales and marketing	11,508	35	11,543
General and administrative	6,477	274	6,751
Total operating expenses	29,083	632	29,715
Operating income	7,955	(190)	7,765
Interest expense	(121)	—	(121)
Interest income	2,222	—	2,222
Income before income taxes	10,056	(190)	9,866
Income tax provision	(311)	—	(311)
Net income	$9,745	$(190)	$9,555
Net income per share:
Basic and diluted	$0.04	$—	$0.04
Shares used in computing net income per share:
Basic	248,249	—	248,249
Diluted	250,651	(73)	250,578

(1)          Adjustments to the statement of operations for the three months ended June 30, 2005 include $716,000 of additional stock-based compensation charges not previously recorded for certain stock option grants for which the measurement date was revised in connection with the stock option review. Additional adjustments include tax-related expenses of $79,000 resulting from the aforementioned stock option accounting adjustments and $721,000 of income for certain previously unrecorded adjustments not related to accounting for stock options that were previously deemed to be immaterial to the Company’s consolidated financial statements. The balance sheet adjustments include the effect of all prior period adjustments.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(13) Quarterly Financial Information (unaudited) (Continued)

March 31, 2005

	As previously reported	Adjustments(1)	As restated
	(In thousands)
Balance Sheet
Assets
Current assets:
Cash and cash equivalents	$123,115	$(592)	$122,523
Marketable debt securities	180,709	—	180,709
Accounts receivable, net	27,631	2,194	29,825
Inventory, net	31,256	(773)	30,483
Other current assets	11,653	(161)	11,492
Total current assets	374,364	668	375,032
Property and equipment, net	11,145	(103)	11,042
Long-term investments	7,488	—	7,488
Deferred income taxes	—	704	704
Other assets	864	488	1,352
	$393,861	$1,757	$395,618
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,988	$—	$9,988
Accrued expenses	16,954	1,493	18,447
Accrued restructuring expenses	189	—	189
Current portion of deferred revenue	69,267	2,331	71,598
Current portion of long-term liabilities	25	—	25
Total current liabilities	96,423	3,824	100,247
Long-term deferred revenue	22,746	—	22,746
Long-term liabilities, net of current portion	614	—	614
Convertible subordinated note	10,000	—	10,000
Total liabilities	129,783	3,824	133,607
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	250	—	250
Additional paid-in capital	1,051,875	53,915	1,105,790
Deferred compensation	—	(2,796)	(2,796)
Accumulated deficit	(787,780)	(53,186)	(840,966)
Treasury stock	(267)	—	(267)
Total stockholders’ equity	264,078	(2,067)	262,011
	$393,861	$1,757	$395,618

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(13) Quarterly Financial Information (unaudited) (Continued)

Three months ended March 31, 2005

	As previously reported	Adjustments(1)	As restated
	(In thousands, except per share data)
Statement of operations
Revenue:
Product	$22,458	$299	$22,757
Service	11,152	37	11,189
Total revenue	33,610	336	33,946
Cost of revenue:
Product	6,843	669	7,512
Service	5,269	50	5,319
Total cost of revenue	12,112	719	12,831
Gross profit	21,498	(383)	21,115
Operating expenses:
Research and development	11,017	173	11,190
Sales and marketing	9,027	649	9,676
General and administrative	6,800	186	6,986
Total operating expenses	26,844	1,008	27,852
Operating loss	(5,346)	(1,391)	(6,737)
Interest expense	(128)	(8)	(136)
Interest income	1,875	—	1,875
Loss before income taxes	(3,599)	(1,399)	(4,998)
Income tax provision	(96)	—	(96)
Net loss	$(3,695)	$(1,399)	$(5,094)
Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.02)
Shares used in computing net loss per share:
Basic	247,877	—	247,877
Diluted	247,877	—	247,877

(1)          Adjustments to the statement of operations for the three months ended March 31, 2005 include $659,000 of additional stock-based compensation charges not previously recorded for certain stock option grants for which the measurement date was revised in connection with the stock option review. Additional adjustments include tax-related expenses of $47,000 resulting from the aforementioned stock option accounting adjustments and $693,000 of net expense for certain previously unrecorded adjustments not related to accounting for stock options that were previously deemed to be immaterial to the Company’s consolidated financial statements. The balance sheet adjustments include the effect of all prior period adjustments.

EXHIBIT INDEX

Exhibit No.	Description
3.1(d)	Fourth Amended and Restated Certificate of Incorporation of Sonus Networks, Inc., as amended
3.2(b)	Amended and Restated By Laws of Sonus Networks, Inc
4.1(b)	Form of Stock Certificate representing shares of Sonus Networks, Inc. Common Stock
10.1(a)	Registration Rights Agreement, dated as of November 2, 2000, by and among Sonus Networks, Inc. and the Stockholder parties thereto
10.2(b)+	Amended and Restated 1997 Stock Incentive Plan of the Registrant
10.3(b)+	2000 Employee Stock Purchase Plan of the Registrant
10.4(a)	Lease, dated September 30, 2000, between the Registrant and BCIA New England Holdings LLC with respect to property located at 25 Porter Road, Littleton, Massachusetts
10.6(d)+	Employment letter dated April 6, 2004, by and between the Registrant and Albert A. Notini
10.7(e)+	Employment letter dated December 23, 2004, by and between the Registrant and Ellen B. Richstone
10.8(f)+	Summary of 2006 Executive Bonus Program
10.9(g)+	Form of Stock Option Agreement under the 1997 Stock Incentive Plan
10.10(g)+	Form of Director and Officer Indemnity Agreement
10.11(h)+	Employment letter dated July 6, 2004, by and between the Registrant and Steven Edwards
10.14(i)	Office Lease Agreement, dated July 19, 2005, between Sonus Networks, Inc. and Pearson Fund III, L.P. with respect to property located at 1130 East Arapaho Road, Richardson, Texas
10.15(j)+	Employment letter dated August 9, 2005, by and between the Registrant and Paul K. McDermott
10.16(k)	Form of Resale Restriction Agreement
10.17(l)	Sublease agreement, dated February 22, 2006, by and between Teradyne, Inc. and Sonus Networks, Inc. with respect to property located at 7 Technology Park Drive, Westford, Massachusetts
10.18(m)+	Employment letter dated April 10, 2006, by and between the Registrant and James F. Collier III
10.19(n)+	Form of Consent to Stock Option Amendment
14.1(c)	Code of Business Conduct and Ethics
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
23.2*	Consent of Ernst & Young LLP
31.1*	Certificate of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certificate of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(b)          Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (file No. 333-32206).

(c)           Incorporated by reference from the Registrant’s Form 10-K (File No. 000-30229), filed March 15, 2004 with the SEC.

(d)          Incorporated by reference from the Registrant’s Amendment No. 1 to Form 10-K/A (File No. 000-30229), filed July 28, 2004 with the SEC.

(e)           Incorporated by reference from the Registrant’s Form 8-K (File No. 000-30229), filed January 12, 2005 with the SEC.

(f)             Incorporated by reference from the Registrant’s Form 8-K (File No. 000-30229), filed June 19, 2006 with the SEC.

(g)           Incorporated by reference from the Registrant’s Form 10-Q (File No. 000-30229), filed August 20, 2004 with the SEC.

(h)          Incorporated by reference from the Registrant’s Form 10-K/A (File No. 000-30229), filed April 29, 2005 with the SEC.

(i)             Incorporated by reference from the Registrant’s Form 10-Q (File No. 000-30229), filed November 8, 2005 with the SEC.

(j)              Incorporated by reference from the Registrant’s Form 8-K (File No. 000-30229), filed August 15, 2005.

(k)          Incorporated by reference from the Registrant’s Form 8-K (File No. 000-30229), filed December 28, 2005 with the SEC.

(l)             Incorporated by reference from the Registrant’s Form 8-K (File No. 000-30229), filed March 9, 2006 with the SEC.

(m)      Incorporated by reference from the Registrant’s Form 8-K (File No. 000-30229), filed April 24, 2006 with the SEC.

(n)          Incorporated by reference from the Registrant’s Form 8-K (File No. 000-30229), filed December 29, 2006 with the SEC.

*                    Filed herewith.

+                Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.