Form 10-Q
period 2007-03-31
SONUS NETWORKS INC
filed 2007-08-02
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Explanatory Note

In this Form 10-Q (“Form 10-Q”), we are restating our consolidated financial statements as for the three months ended March 31, 2006. Immediately prior to the filing of this Form 10-Q, we filed a Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, a Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and an Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2006. In our Form 10-K filed with the Securities and Exchange Commission we restated our consolidated financial statements as of December 31, 2005 and for each of the years ended December 31, 2005 and 2004 and each of the quarters in 2005 and the three months ended March 31, 2006.

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

In order to remedy the unfavorable personal tax consequences for those who have not exercised stock options subject to Section 409A, we intend to provide holders of these options the opportunity to amend their affected options. In December 2006, we entered into agreements with our directors and executive officers under which we will amend any affected stock options to increase the exercise price to the quoted market price on the revised measurement date and either provide cash payment in 2008 or issue restricted stock in 2007, at our discretion, to the option holder based on the difference in exercise price between the revised measurement date and original grant date. In February 2007, we determined we would provide a cash payment or restricted stock for the change in exercise price for the directors and officers with affected stock options. In addition, certain directors and officers agreed to waive such cash payment or restricted stock from us for the difference in exercise price of certain affected stock options. The agreements with our directors and executives resulted in additional stock-based compensation expense of approximately $16,000 in our consolidated financial statements in the fourth quarter of 2006 and resulted in additional stock-based compensation expense of approximately $1.2 million recognized in the three months ended March 31, 2007.

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

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2007
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SONUS NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$53,380	$44,206
Marketable debt securities	267,740	256,485
Accounts receivable, net	59,711	70,726
Inventory, net	26,999	22,266
Deferred income taxes	24,212	21,808
Other current assets	18,389	18,523
Total current assets	450,431	434,014
Property and equipment, net	18,987	19,051
Long-term investments	44,933	60,189
Deferred income taxes	47,003	52,613
Other assets	24,557	23,737
	$585,911	$589,604
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,872	$17,219
Accrued expenses	33,067	43,653
Accrued restructuring expenses	—	61
Current portion of deferred revenue	58,544	60,383
Current portion of long-term liabilities	2,550	501
Total current liabilities	114,033	121,817
Long-term deferred revenue	32,092	33,787
Long-term liabilities, net of current portion	3,133	1,467
Total liabilities	149,258	157,071
Commitments and contingencies (Note 5)
Stockholders equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized, 262,065,332 shares issued and 259,768,422 shares outstanding at both March 31, 2007 and December 31, 2006	262	262
Additional paid-in capital	1,168,940	1,160,853
Accumulated deficit	(732,261)	(728,233)
Accumulated other comprehensive loss	(21)	(82)
Treasury stock, at cost; 2,296,910 common shares at March 31, 2007 and December 31, 2006	(267)	(267)
Total stockholders’ equity	436,653	432,533
	$585,911	$589,604

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31,
	2007	2006
		(As Restated,
		See Note 2)
Revenue:
Product	$51,627	$44,542
Service	19,519	15,453
Total revenue	71,146	59,995
Cost of revenue:
Product	17,082	15,883
Service	8,579	6,729
Total cost of revenue	25,661	22,612
Gross profit	45,485	37,383
Operating expenses:
Research and development	18,698	13,076
Sales and marketing	23,050	14,025
General and administrative	14,062	6,980
Total operating expenses	55,810	34,081
Income (loss) from operations	(10,325)	3,302
Interest expense	(4)	(137)
Interest income	4,624	3,442
Other income (expense), net	(680)	—
Income (loss) before income taxes	(6,385)	6,607
Income tax benefit (provision)	2,407	(791)
Net income (loss)	$(3,978)	$5,816
Net income (loss) per share:
Basic and diluted	$(0.02)	$0.02
Shares used in computing net income (loss) per share:
Basic	259,768	250,064
Diluted	259,768	254,591

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31,
	2007	2006
		(As Restated,
		See Note 2)
Cash flows from operating activities:
Net income (loss)	$(3,978)	$5,816
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	3,026	2,313
Stock-based compensation	8,869	2,299
Loss on disposal of property and equipment	—	6
Increase in fair value of modified stock options held by former employees	682	—
Deferred income taxes	3,206	—
Changes in operating assets and liabilities:
Accounts receivable	11,015	39,011
Inventory	(4,654)	3,823
Other operating assets	1,439	(4,783)
Accounts payable	1,424	(3,991)
Accrued expenses, deferred rent and accrued restructuring expenses	(10,483)	(3,571)
Deferred revenue	(3,534)	(19,883)
Net cash provided by operating activities	7,012	21,040
Cash flows from investing activities:
Purchases of property and equipment	(1,681)	(2,328)
Maturities of available-for-sale marketable debt securities	6,953	25,500
Purchases of available-for-sale marketable debt securities	(10,703)	(12,825)
Maturities of held-to-maturity marketable debt securities and long-term investments	75,800	22,950
Purchases of held-to-maturity marketable debt securities and long-term investments	(68,049)	(166,991)
Decrease in restricted cash	11	250
Net cash provided by (used in) investing activities	2,331	(133,444)
Cash flows from financing activities:
Sale of common stock in connection with employee stock purchase plan	—	2,311
Proceeds from exercise of stock options	—	4,821
Payment of withholding tax obligations related to net share settlement of restricted stock award	(189)	—
Principal payments of capital lease obligations	(41)	(12)
Net cash provided by (used in) financing activities	(230)	7,120
Effect of exchange rate changes on cash and cash equivalents	61	(86)
Net increase (decrease) in cash and cash equivalents	9,174	(105,370)
Cash and cash equivalents, beginning of period	44,206	155,679
Cash and cash equivalents, end of period	$53,380	$50,309
Supplemental disclosure of cash flow information:
Interest paid	$11	$12
Income taxes paid	$1,744	$905
Supplemental disclosure of non-cash investing activities:
Non-cash purchases of property and equipment	$1,196	$1,081
Property and equipment acquired as part of a facility lease	$—	$50
Property and equipment acquired under capital lease	$53	$—
Supplemental disclosure of non-cash financing activities:
Modifications of stock options—reclassification from equity to liability award	$702	$—

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

As a result of the Audit Committee Investigation, the Company performed a review of stock option grant measurement dates recorded for financial reporting purposes. The Company determined that during the period from May 2000 through December 31, 2005, the Company i) applied incorrect measurement dates in the accounting for certain stock options and ii) incorrectly accounted for certain stock options that should have been recorded using variable accounting. Accordingly, the Company has restated its accumulated deficit as of January 1, 2006 and its consolidated financial statements for the three months ended March 31, 2006 to record additional stock-based compensation to correctly account for its stock options and related tax adjustments. The Company has also corrected other previously unrecorded misstatements not related to the accounting for stock options previously deemed to be immaterial.

The following table reconciles net income and accumulated deficit  as previously reported to the restated amounts (in thousands):

	Net Income Three Months Ended March 31, 2006	Accumulated Deficit as of January 1, 2006
As previously reported	$5,744	$(775,717)
Changes in net income and accumulated deficit
Stock-based compensation adjustments related to revised measurement dates	(11)	(52,861)
Stock-based compensation adjustments related to the application of variable accounting	—	(1,222)
Tax-related adjustments	(174)	(1,030)
Other adjustments	257	(1,212)
Income tax benefit	—	955
Total change in net income and accumulated deficit	72	(55,370)
As restated	$5,816	$(831,087)

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

In order to remedy the unfavorable personal tax consequences for those who have not exercised stock options subject to Section 409A, the Company intends to provide holders of these options the opportunity to amend their affected options. In December 2006, the Company entered into agreements with its directors and executive officers under which the Company will amend any affected stock options to increase the exercise price to the quoted market price on the revised measurement date and either provide cash payment in 2008 or issue restricted stock in 2007, at the Company’s discretion, to the option holder based on the difference in exercise price between the revised measurement date and original grant date. In February 2007, the Company determined it would provide a cash payment or restricted stock for the change in exercise price for the directors and officers. Certain directors and officers agreed to waive such cash payment or restricted stock from the Company for the difference in exercise price of certain affected stock options. The Company’s agreement with its directors and executives resulted in additional stock-based compensation expense of approximately $16,000 in the Company’s consolidated financial statements in the fourth quarter of 2006 and resulted in additional stock-based compensation expense of approximately $1.2 million in the three months ended March 31, 2007.

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

Other Adjustments

The restatement of prior year financial statements includes adjustments for other errors identified in subsequent periods. Such errors were not previously recorded as the Company concluded the amount of any such errors, both individually and in the aggregate, were not material to the consolidated financial statements of any period. These errors related to the timing of revenue recognition, the recording of cost of goods sold and certain operating expenses. Cash flow statement adjustments included such items as the reclassification of $3.2 million between inventory and other assets to reflect unearned inventory for which revenue will be deferred for more than one year from the balance sheet date.

Statement of Operations Adjustments

The following table reconciles the amounts previously reported in the Company’s consolidated statement of operations for the three months ended March 31, 2006 to the corresponding restated amounts, which reflect the restatement adjustments previously described (in thousands, except per share data):

Three Months Ended March 31, 2006	As Previously Reported	Stock-based Compensation and Tax-Related Adjustments	Other Adjustments	As Restated
Revenue:
Product	$44,383	$—	$159	$44,542
Service	15,589	—	(136)	15,453
Total revenue	59,972	—	23	59,995

Cost of revenue:
Product	15,853	5	25	15,883
Service	7,381	8	(660)	6,729
Total cost of revenue	23,234	13	(635)	22,612
Gross profit	36,738	(13)	658	37,383

Operating expense:
Research and development	12,891	20	165	13,076
Sales and marketing	13,898	37	90	14,025
General and administrative	6,719	115	146	6,980
Total operating expenses	33,508	172	401	34,081

Income from operations	3,230	(185)	257	3,302
Interest expense	(137)	—	—	(137)
Interest income	3,442	—	—	3,442

Income before income taxes	6,535	(185)	257	6,607
Income tax provision	(791)	—	—	(791)
Net income	$5,744	$(185)	$257	5,816

Net income per share:
Basic and diluted	$0.02	$—-	$—-	$0.02

Shares used in computing net income per share:
Basic	250,064	—	—	250,064
Diluted	254,459	132	—	254,591

Statement of Cash Flows Adjustments

The following table reconciles the amounts previously reported in the Company’s consolidated statement of cash flows for the three months ended March 31, 2006 to the corresponding restated amounts, which reflect the restatement adjustments previously described (in thousands):

	As Previously Reported	Stock-based Compensation and Tax-Related Adjustments	Other Adjustments	As Restated
Cash flows from operating activities:
Net income	$5,744	$(185)	$257	$5,816
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization of property and equipment	2,293		20	2,313
Stock-based compensation	1,903	396	—	2,299
Loss on disposal of property and equipment	6	—	—	6
Changes in current assets and liabilities:
Accounts receivable	39,071	—	(60)	39,011
Inventory	713	—	3,110	3,823
Other operating assets	(857)	—	(3,926)	(4,783)
Accounts payable	(4,072)	—	81	(3,991)
Accrued expenses, deferred rent and accrued restructuring expenses	(3,926)	(211)	566	(3,571)
Deferred revenue	(19,920)	—	37	(19,883)
Cash flows provided by operating activities	20,955	—	85	21,040

Cash flows from investing activities:
Purchases of property and equipment	(2,328)	—	—	(2,328)
Maturities of available-for-sale marketable debt securities	25,500	—	—	25,500
Purchases of available-for-sale marketable debt securities	(12,825)	—	—	(12,825)
Maturities of held-to-maturity marketable debt securities and long-term investments	22,950	—	—	22,950
Purchases of held-to-maturity marketable debt securities and long-term investments	(166,991)	—	—	(166,991)
Decrease in restricted cash	250	—	—	250
Decrease in other assets	85	—	(85)	—
Cash flows used in investing activities	(133,359)	—	(85)	(133,444)

Cash flows from financing activities:
Sale of common stock in connection with employee stock purchase plan	2,311	—	—	2,311
Proceeds from exercise of stock options	4,821	—	—	4,821
Principal payments of capital lease obligations	(12)	—	—	(12)
Cash flows provided by financing activities	7,120	—	—	7,120
Effect of exchange rate changes on cash and cash equivalents	(86)	—	—	(86)

Net decrease in cash and cash equivalents	(105,370)	—	—	(105,370)
Cash and cash equivalents, beginning of period	155,679	—	—	155,679
Cash and cash equivalents, end of period	$50,309	$—	$—	$50,309

Three months ended March 31, 2006 (continued)	As Previously Reported	Stock-based Compensation and Tax- Related Adjustments	Other Adjustments	As Restated
Supplemental disclosure of cash flow information:
Interest paid	$12	$—	$—	$12
Income taxes paid	$905	$—	$—	$905
Supplemental disclosure of non-cash investing activities:
Non-cash purchases of property and equipment	$1,081	$—	$—	$1,081
Property and equipment acquired as part of a facility lease	$50	$—	$—	$50

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

Cash equivalents and marketable debt securities are invested in high-quality debt instruments, primarily U.S. Government, municipal and corporate obligations. Investments in U.S. Government and corporate obligations are classified as held-to-maturity, as Sonus has the intent and ability to hold them to maturity. Held-to-maturity marketable debt securities are reported at amortized cost. Investments in municipal obligations are classified as available-for-sale and are reported at fair value. Unrealized gains and losses from available-for-sale marketable debt securities were not material for the periods presented. The unrealized losses related to these securities at March 31, 2007 are not considered to be a permanent decline in the fair value of such securities. There have been no material realized gains or losses to date. Current marketable debt securities include held-to-maturity investments with remaining maturities of less than one year as of the balance sheet date and available-for-sale investments that are expected to be sold in the current period or to be used in current operations. Long-term investments include held-to-maturity investments with remaining maturities of one to five years as of the balance sheet date.

At March 31, 2007 and December 31, 2006, marketable debt securities and long-term investments consisted of the following (in thousands):

	March 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable debt securities
Available-for-sale:
State and municipal obligations	$31,900	$—	$—	$31,900
Held-to-maturity:
U.S. government agency notes	96,077	17	(67)	96,027
Corporate debt securities	40,834	9	(38)	40,805
Commercial paper	98,929	4	(323)	98,610
	$267,740	$30	$(428)	$267,342
Long-term investments
Held-to-maturity:
U.S. government agency notes	$40,421	$40	$(6)	$40,455
Corporate debt securities	4,512	2	(5)	4,509
	$44,933	$42	$(11)	$44,964

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable debt securities
Available-for-sale:
State and municipal obligations	$28,150	$—	$—	$28,150
Held-to-maturity:
U.S. government agency notes	97,698	9	(110)	97,597
Corporate debt securities	32,878	6	(43)	32,841
Commercial paper	97,759	7	(358)	97,408
	$256,485	$22	$(511)	$255,996
Long-term investments
Held-to-maturity:
U.S. government agency notes	$44,835	$11	$(39)	$44,807
Corporate debt securities	15,354	5	(25)	15,334
	$60,189	$16	$(64)	$60,141

At March 31, 2007 and December 31, 2006, Sonus had $330,000 and $341,000, respectively, of restricted cash, which is used to collateralize standby letters of credit. Restricted cash is included in Other current assets in the Condensed Consolidated Balance Sheets.

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

(d) Concentrations of Credit and Off-Balance Sheet Risk, Significant Customers and Limited Suppliers

The financial instruments that potentially subject Sonus to concentrations of credit risk are cash, cash equivalents, marketable debt securities, accounts receivable and long-term investments. Sonus’ cash, cash equivalents and investment portfolio holdings were diversified among four financial institutions at March 31, 2007.

The following customers each contributed at least 10% of Sonus’ revenue for the three months ended March 31, 2007 and 2006:

	Three months ended
	March 31,
Customer	2007	2006
A	43%	*
B	*	18%
C	*	12%
D	*	11%

*                    Represents less than 10% of revenue.

At March 31, 2007 and December 31, 2006, two customers and three customers, respectively, each accounted for at least 10% of Sonus’ accounts receivable balance, representing a total of approximately 50% and 45% of the Company’s total accounts receivable balances. Sonus performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Sonus maintains an allowance for doubtful accounts and such losses have been within management’s expectations.

The following table shows the percentage of revenue by geographic region for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006
United States	83%	77%
Japan	7	11
Other Asia Pacific	*	9
Europe, Middle East and Africa	6	3
Other	4	*
	100%	100%

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

(e) Accounts Receivable

Accounts receivable consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Earned accounts receivable	$47,550	$42,086
Unearned accounts receivable	12,514	29,232
Accounts receivable, gross	60,064	71,318
Allowance for doubtful accounts	(353)	(592)
Accounts receivable, net	$59,711	$70,726

Unearned accounts receivable represent products shipped to customers where Sonus has a contractual right to bill the customer and collectibility is probable under ordinary collection terms prior to satisfying Sonus’ revenue recognition criteria. The allowance for doubtful accounts is based on Sonus’ detailed assessment of the collectibility of specific customer accounts.

(f) Inventory

Inventory consists of the following (in thousands):

	March 31, 2007	December 31, 2006
On-hand final assemblies and finished goods inventory	$17,645	$15,738
Unearned inventory	29,856	27,166
Evaluation inventory	5,347	4,380
Current inventory, gross	52,848	47,284
Excess, obsolete and evaluation reserve	(6,800)	(5,969)
Inventory, net	46,048	41,315
Less current portion	(26,999)	(22,266)
Long-term portion (included in Other assets)	$19,049	$19,049

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

(h)   Other Assets

Other assets consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Prepaid commissions	$2,083	$3,103
Prepaid royalties	1,649	336
Deposits	1,776	1,249
Unearned inventory	19,049	19,049
	$24,557	$23,737

(i)    Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Employee compensation and related costs	$17,483	$21,715
Employee stock purchase plan	2,889	1,966
Professional fees	4,144	4,223
Royalties	1,286	2,640
Income taxes payable	152	7,239
Sales taxes payable	671	761
Other taxes	4,333	3,486
Other	2,109	1,623
	$33,067	$43,653

(j)    Revenue Recognition

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

(k)   Deferred Revenue

Deferred revenue consists of the following (in thousands):

	March 31, 2007	December 31, 2006
Maintenance and support contracts	$50,300	$41,077
Customer deposits	27,822	23,861
Unearned revenue	12,514	29,232
Total deferred revenue	90,636	94,170
Less current portion	(58,544)	(60,383)
Long-term portion	$32,092	$33,787

Revenue from maintenance and support contracts is recognized ratably over the life of the maintenance and support period. Customer deposits represent payments received in advance of revenue recognition. Unearned revenue represents billings for which payment has not been received and revenue recognition criteria have not been met. At March 31, 2007 and December 31, 2006, both deferred revenue and accounts receivable excluded $16.9 million and $12.4 million, respectively, related to products shipped and billed to customers for which revenue is recognized as cash is collected, or for which title had not passed to the customer as of the period end date.

(l)    Stock-based Compensation

Sonus issues stock options and restricted stock pursuant to the 1997 Stock Incentive Plan (“Stock Plan”) and provides employees the right to purchase stock pursuant to the 2000 Employee Stock Purchase Plan (“ESPP”). The Stock Plan provides for the award of stock options and restricted stock to employees, officers, directors (including those directors who are not employees or officers of the Company), consultants and advisors of the Company and its subsidiaries.

The ESPP is designed to provide eligible employees of the Company and its participating subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The ESPP has a two year offering period comprised of four six month purchase periods (subject to extension). The purchase price of the stock is equal to 85% of the lower of the market price on the first day of the two year offering period or the market price on the last day of any of the four purchase periods. If the market price at any of the four purchase periods is less than the market price on the first date of two year offering period, subsequent to the purchase, the offering period is cancelled and the employee is entered into a new two year offering period with the then current market price as the new base price. Sonus recognizes compensation expense associated with the ESPP in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-based Payment (“SFAS 123R”), and Financial Accounting Standards Board (“FASB”) Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option.

Stock options are generally issued with an exercise price equal to the current market price on the date of grant with a four-year vesting period and contractual term of ten years. Restricted stock is generally issued with no purchase price, with fair value based on the market price on the date of grant. Sonus includes as part of its inventory a portion of the fair value of stock compensation, which is expensed as inventory is relieved, generally over six months. All of Sonus’ stock-based compensation is accounted for as an equity instrument and there have been no liability awards granted; however, modifications to stock awards for certain former employees have been recorded as liabilities in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). These liability awards are marked to market at each interim reporting date and the changes in fair value are recorded as other income or expense. Sonus recorded $0.7 million of Other expense for the three months ended March 31, 2007 as a result of changes in the fair value of the liability awards.

Effective January 1, 2006, Sonus adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition application method, which requires measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. As a result, Sonus recorded $8.9 million and $2.3 million of stock-based compensation for the three months ended March 31, 2007 and 2006, respectively. These amounts are included as components of the following expense categories in the Condensed Consolidated Statements of Operations (in thousands):

	Three months ended March 31,
	2007	2006
		(As Restated, See Note 2)
Product cost of revenue	$90	$15
Service cost of revenue	582	283
Research and development	3,209	787
Sales and marketing	3,522	512
General and administrative	1,466	702
	$8,869	$2,299

In addition, Sonus included in inventory approximately $277,000 of stock-based compensation at March 31, 2007.

At March 31, 2007, there was $19.6 million of unrecognized compensation cost related to share-based awards, which is expected to be recognized over a weighted average period of approximately three years.

Valuation Assumptions

The grant-date fair value of options to purchase common stock granted in the three months ended March 31, 2007 and 2006 was estimated using the Black-Scholes valuation model with the following assumptions:

	Three months ended March 31,
	2007	2006
Risk-free interest rate	4.64%	4.55%
Expected dividend yield	—	—
Expected volatility	57.50%	85.00%
Weighted average volatility	57.50%	85.00%
Expected life (years)	4.5	4.5

Based on the above assumptions, the weighted average fair value of stock options granted during the three months ended March 31, 2007 and 2006 was $3.83 and $3.31, respectively.

The fair value of the rights to purchase shares of common stock under the ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:

	Three months ended March 31,
	2007	2006
Risk-free interest rate	3.59%–5.10%	1.8%–4.8%
Expected dividend yield	—	—
Expected volatility	50.77%-79.12%	56.0%-126.0%
Weighted average volatility	57.50%	85.5%
Expected life (years)	0.5–2.0	0.5–2.0

The risk-free interest rate is the average U.S. Treasury Constant Maturities Rate for the expected term. The expected dividend yield of zero is based on the fact that Sonus has never paid dividends and has no present intention to pay cash dividends. Expected volatility is based on a combination of historical and implied volatility; the Company believes that such a combination provides a more accurate estimate of the grant-date fair value because it is a more accurate indicator of the market’s expectations regarding future volatility. The expected life for stock options is based on a combination of the Company’s historical option patterns and exercise patterns within similar industries. The expected life for stock purchase rights under the ESPP is based on the purchase periods defined within the ESPP. The Company estimates its forfeiture rate at 5% per year.

Stock Option and Restricted Stock Grant Activity

The following table summarizes information relating to Stock Plan activity during the three months ended March 31, 2007:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	39,200,777	$4.78
Granted	1,412,895	$7.47
Exercised	—	—
Canceled	(89,933)	$4.90
Outstanding at March 31, 2007	40,523,739	$4.87	6.41	$136,062
Vested or expected to vest at March 31, 2007	39,895,365	$4.86	6.36	$134,398
Exercisable at March 31, 2007	33,604,806	$4.78	5.87	$116,877

The total intrinsic value of options exercised during the three months ended March 31, 2006 was $2.1 million. There were no options exercised during the three months ended March 31, 2007. The total fair value of options vested during the three months ended March 31, 2007 and 2006 was $6.1 million and $1.7 million, respectively.

During December 2006, in order to remedy the unfavorable personal tax consequences for those who have not exercised stock options after December 31, 2005 subject to Section 409A, as more fully described in Note 2, “Restatement of Consolidated Financial Statements,” the Company entered into agreements with its directors and executive officers who are subject to the disclosure requirements of Section 16 of the Securities Exchange Act of 1934. For more information, refer to Note 2, “Restatement of Consolidated Financial Statements.”  The Company’s agreement with its directors and executive officers resulted in additional stock-based compensation expense of approximately $1.2 million in the Company’s consolidated financial statements in the first quarter of 2007.

The Company could not issue any securities under its registration statements on Form S-8 until it became current in its SEC reporting obligations for filing its periodic reports under the Securities Exchange Act of 1934. During the fourth quarter of 2006 and the first quarter of 2007, the Company extended the contractual terms of approximately 756,000 and 833,000 vested stock options, respectively, held by former executives and other former employees. The Company accounted for the modifications to extend the contractual term of the awards for former executives and other former employees in accordance with SFAS 123R. Based on the guidance in SFAS 123R and related FASB Staff Positions, after the modification those stock options held by former executives and other former employees became subject to the provisions of other applicable GAAP. Specifically, based on the provisions of EITF 00-19, certain of those stock option awards were reclassified as current liabilities. Therefore, at the end of each reporting period the Company will determine the fair value of those awards utilizing the Black-Scholes valuation model and will recognize any change in fair value in the Company’s consolidated statement of operations in the period of change until the awards are exercised, expire, or are otherwise settled. As a result of the modification, the Company recorded additional stock-based compensation of approximately $2.1 million in the fourth quarter of 2006 and $3.6 million in the first quarter of 2007. The Company also recorded an aggregate fair value of approximately $1.1 million and $2.6 million in current liabilities as of December 31, 2006 and March 31, 2007, respectively. The Company recorded Other expense of approximately $39,000 in the fourth quarter of 2006 and approximately $0.7 million in the first quarter of 2007 as a result of changes in the fair value of the liability awards.

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

The activity related to the Company’s outstanding restricted stock awards for the three months ended March 31, 2007 is as follows:

	Shares	Weighted Average Grant-date Fair Value
Nonvested balance at December 31, 2006	330,000	$4.60
Granted	—	—
Vested	—	—
Nonvested balance at March 31, 2007	330,000	$4.60

There were no shares of restricted common stock issued, repurchased or forfeited during the three months ended March 31, 2007 and 2006.

(m)  Comprehensive Income (Loss)

Sonus’ comprehensive income (loss) for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three months ended March 31,
	2007	2006
		(As Restated, See Note 2)
Net income (loss)	$(3,978)	$5,816
Foreign currency translation adjustments	61	6
Comprehensive income (loss)	$(3,917)	$5,822

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

(o)   Net Income (Loss) Per Share

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

The calculation of shares used to compute basic and diluted net income per share is as follows (in thousands):

	Three months ended March 31,
	2007	2006
		(As Restated, See Note 2)
Weighted average shares outstanding—basic	259,768	250,064
Potential dilutive common shares	—	4,527
Weighted average shares outstanding—diluted	259,768	254,591

The calculation above for the three months ended March 31, 2006 excludes options to purchase shares of common stock and shares of common stock issuable upon conversion of a convertible subordinated note aggregating 20,412,837 shares, as their effect would be antidilutive.

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

In addition, certain of Sonus’ customer contracts include provisions under which Sonus may be obligated to pay penalties generally for the contractual period or for the life of the product if Sonus’ products fail or do not perform in accordance with specifications. Sonus accrues for such contingent obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. Sonus has not incurred significant costs related to such provisions. Sonus periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. At both March 31, 2007 and December 31, 2006, Sonus had $45,000 of warranty reserves recorded.

(q)   Income Taxes

Sonus provides income taxes during interim periods based on the estimated effective tax rate for the full fiscal year. Sonus records cumulative adjustments to the tax provision in an interim period in which a change in the estimated annual effective rate is determined.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

Sonus adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of approximately $0.1 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the accumulated deficit. In addition, the Company has $7.1 million of federal and state unrecognized tax benefits consisting of $5.6 million related to research and development credits previously fully reserved for probable tax exposure and $1.5 million that reduced our state net operating loss carryforward which previously had a full valuation allowance. These amounts did not result in an adjustment to the accumulated deficit at January 1, 2007. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period.

As of January 1, 2007, the Company had accrued $31,000 of interest and penalties related to uncertain tax positions. As of March 31, 2007, the total amount of accrued interest and penalties was $34,000. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as various states and foreign jurisdictions. Generally, the tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject. The Company’s federal net operating losses generated prior to 2003 could be adjusted on examination even though the year in which the loss was generated is otherwise closed by the statute of limitations. In 2006, the Massachusetts Department of Revenue (“Mass. DOR”) commenced an examination of the Company’s Massachusetts state income tax returns for 2002 and 2003. We extended the statute for the 2002 tax year to allow for additional time to complete this audit. As of March 31, 2007, the Mass. DOR had not proposed any significant adjustments to the Company’s tax positions.

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

(4) Accrued Restructuring Expenses

In the fourth quarter of fiscal 2006, Sonus recorded $61,000 of restructuring charges related to the closing of an office in India. These charges include severance and fringe benefit costs for two eliminated positions and lease and facility-related obligations. This initiative was completed by March 31, 2007.

The following table summarizes the activity related to this initiative during the three months ended March 31, 2007 (in thousands):

	Balance December 31, 2006	Cash payments	Balance March 31, 2007
Severance and fringe benefits	$54	$(54)	$—
Facility and related costs	7	(7)	—
	$61	$(61)	$—

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

The Internal Revenue Service has notified the Company that its payroll tax returns for the years ended December 31, 2004, 2005 and 2006 have been selected for audit in connection with its stock option review. In connection with the restatement of its financial statements, Sonus has recorded approximately $1.6 million of accruals for additional tax, penalties and interest related to adjustments resulting from errors in stock option accounting. For more information about stock-based compensation, including the financial statement impact from the restatement, see Note 2, “Restatement of Consolidated Financial Statements” and Note 3, “Summary of Significant Accounting Policies” item (1) “Stock-based Compensation” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Sonus could be required to pay additional tax, penalties or interest, or have other remedies imposed, which could adversely impact its business, financial position or results of operations.

(6) Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are subject to a number of risks and uncertainties. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and ourselves, and we do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the factors set forth in Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2006.

The following information has been adjusted to reflect the restatement of the our financial results, which is more fully described in the “Explanatory Note” preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Condensed Consolidated Financial Statements of this Form 10-Q. The net of tax impact of the restatement on our results of operations amounted to $0.1 million of additional net income for the three months ended March 31, 2006.

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

Since our inception through December 31, 2003, we incurred significant losses. At March 31, 2007, we had an accumulated deficit of $732.3 million. Although we achieved profitability on an annual basis in fiscal years 2006 and 2005, we incurred net losses for the first and third quarters of fiscal 2005 and in the first quarter of 2007 and may incur additional losses in future quarters and years. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses, many of which are fixed prior to the beginning of any particular fiscal period and, as a result, we will need to generate significant revenues to maintain profitability.

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

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes APB Opinion 25 (“APB 25”), Accounting for Stock Issued to Employees, and provided the required disclosures in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In transitioning to SFAS 123R, we used the proscribed modified prospective transition method. Accordingly, periods prior to adoption have not been restated to conform to SFAS 123R and are not directly comparable to periods after adoption.

Under the modified prospective transition method, the unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method, Black-Scholes, and assumptions determined under the original provisions of SFAS 123. We recorded $8.9 million and $2.3 million of stock-based compensation in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006, respectively. These amounts are included in the following expense categories (in thousands):

	Three months ended March 31,
	2007	2006
Product cost of revenue	$90	$15
Service cost of revenue	582	283
Research and development	3,209	787
Sales and marketing	3,522	512
General and administrative	1,466	702
	$8,869	$2,299

In addition, we included in inventory approximately $277,000 of stock-based compensation at March 31, 2007.

The recording of stock-based compensation expense for the three months ended March 31, 2007 in the Condensed Consolidated Statements of Operations adversely impacted net income by $8.9 million, and adversely impacted basic and diluted earnings per share by $0.03. The recording of stock-based compensation expense for the three months ended March 31, 2006 in the Condensed Consolidated Statements of Operations resulted in a decrease to net income of $2.3 million and a decrease to basic and diluted earnings per share of $0.01.

At March 31, 2007, there was $19.6 million of unrecognized compensation cost related to share-based awards, which is expected to be recognized over a weighted average period of three years.

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

During December 2006, in order to remedy the unfavorable personal tax consequences for those who have not exercised stock options after December 31, 2005 subject to Section 409A, as more fully described in Note 2, “Restatement of Consolidated Financial Statements,” we entered into agreements with our directors and executives who are designated as Section 16 filers with the Securities and Exchange Commission. For more information, refer to Note 2, “Restatement of Consolidated Financial Statements.”  Our agreement with our directors and executives resulted in additional stock-based compensation expense of approximately $1.2 million in the Company’s consolidated financial statements in the first quarter of 2007.

Our registration statements on Form S-8 were unavailable for use during a portion of fiscal 2006 and 2007. As a result, during the fourth quarter of 2006 and first quarter of 2007, approximately 756,000 and 833,000 of such options held by departing former executives and former other employees, respectively, due to expire were extended. For modifications of stock options subsequent to the departure of former employees, they were initially recorded as stock-based compensation expense in accordance with FAS 123R. Subsequently, the options were reclassified to current liabilities under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). Under EITF 00-19, changes in fair value calculated at the end of each reporting period until final settlement using the Black-Scholes valuation model are expensed in the Company’s consolidated statement of operations in the period of change. The Company recorded additional stock-based compensation of approximately $3.6 million in the first quarter of 2007 associated with modifications of stock options and recorded approximately $0.7 million of Other expense as a result of changes in the fair value of the liability awards. Any changes to the fair values of these options in future periods until settlement will be expensed in the Company’s consolidated statement of operations in the period of change.

In addition to the stock option modifications, the Company was not able to issue shares under the ESPP as scheduled on February 28, 2007, delaying the issuance of shares until after it became current in it SEC reporting obligations. In addition, the Company delayed the commencement of the next scheduled ESPP period from March 1, 2007 to April 1, 2007. The modifications to the ESPP resulted in additional stock-based compensation expense beginning in the first quarter of 2007 of approximately $1.2 million, with additional stock-based compensation expense of approximately $1.7 million to be recorded over the remaining service period of the modifications.

For more information about stock-based compensation, including the financial statement impact from the restatement, see “Explanatory Note” preceding Part I, Item 1, Note 2, “Restatement of Consolidated Financial Statements” and Note 3, “Summary of Significant Accounting Policies”, Item 1, Stock-based

Compensation in the Notes to the Condensed Consolidated Financial Statements of this Form 10-Q and “Critical Accounting Policies” below.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management’s estimates and projections, there could be a material effect on our financial statements. The significant accounting policies that we believe are the most critical include the following:

•       Revenue recognition;

•       Deferred revenue;

•       Allowance for doubtful accounts;

•       Inventory reserves;

•       Warranty, royalty, litigation, and other loss contingency reserves;

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

Stock-based Compensation.   Prior to January 1, 2006, we accounted for all of employee and non-employee director stock-based compensation awards using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and provided the required disclosures in accordance with SFAS 123. On January 1, 2006, we adopted SFAS 123R, using the modified prospective transition method. We account for all stock-based compensation awards to consultants and other non-employees in accordance with the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling Goods or Services, and SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (prior to January 1, 2006), or in accordance with SFAS 123R (subsequent to January 1, 2006). We followed FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans—an Interpretation of APB Opinions No. 15 and 25, in the recognition of stock-based compensation expense measured under APB 25 (prior to January 1, 2006) and the straight-line method in the recognition of stock-based compensation expense under SFAS 123 (prior to January 1, 2006) and SFAS 123R (subsequent to December 31, 2005). Under both APB 25 and SFAS 123R, the requisite service period over which stock-based compensation is expensed generally equals the vesting periods of the awards.

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

Accounting for Income Taxes.   Our provision for income taxes is comprised of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. We provide for deferred income taxes resulting from temporary differences between financial and taxable income. Such differences arise primarily from tax net operating loss and credit carryforwards, depreciation, deferred revenue, stock-based compensation expense , accruals and reserves. We assess the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. If we were to determine that it was more likely than not that we would be unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to operations in the period that such determination was made. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which we operate and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Such assessment is completed on a jurisdiction by jurisdiction basis.

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

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

We assessed all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position’s sustainability and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

Three Months Ended March 31, 2007 and 2006

Revenue.   Revenue for the three months ended March 31, 2007 and 2006 was as follows (in thousands):

	Three months ended March 31,
	2007	2006
Product	$51,627	$44,542
Service	19,519	15,453
Total revenues	$71,146	$59,995

Product revenue is comprised of sales of our voice infrastructure products, including our GSX9000™ and GSX4000™ Open Services Switches, PSX Call Routing Server, SGX Signaling Gateway, ASX Feature Server, the Sonus Insight™ Management System and related product offerings. Product revenue for the three months ended March 31, 2007 increased 15.9%, from the comparable prior year period. The increase in product revenue was primarily the result of increased product sales and shipments, including the successful completion of the deployment of our products into new and expanded customer networks.

Service revenue is primarily comprised of hardware and software maintenance and support, network design, installation and other professional services. Service revenue increased 26.3% in the three months ended March 31, 2007, compared to the same prior year period. The increase in the current year period was primarily the result of higher maintenance, installation and resident engineering revenue.

AT&T (including AT&T, Bellsouth and Cingular Wireless in fiscal 2007), Level 3, Global Crossing and Qwest Communications International, Inc. each contributed more than 10% of our revenue in at least one of the three month periods ended March 31, 2007 and 2006.

International revenue was approximately 17% and 23% of revenue for the three months ended March 31, 2007 and 2006, respectively. We expect that international revenue will remain uneven as a percentage of revenue from quarter to quarter.

Our deferred product revenue was $31.4 million and $32.7 million at March 31, 2007 and December 31, 2006, respectively. Our deferred service revenue was $59.2 million and $61.5 million at

March 31, 2007 and December 31, 2006, respectively. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights, customer creditworthiness and maintenance revenue deferrals included in multiple element arrangements. At March 31, 2007 and December 31, 2006, deferred revenue and accounts receivable excluded $16.9 million and $12.4 million, respectively, related to products shipped and billed to customers for which revenue is recognized as cash is collected, or for which title had not passed to the customer as of the period end date.

Cost of Revenue/Gross Profit.   Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs and inventory obsolescence. Cost of revenue and gross profit as a percentage of revenue for the three months ended March 31, 2007 and 2006 were as follows (in thousands, except percentages):

	Three months ended March 31,
	2007	2006
Cost of revenue
Product	$17,082	$15,883
Service	8,579	6,729
Total cost of revenue	$25,661	$22,612
Gross profit margin (% of respective revenue)
Product	66.9%	64.3%
Service	56.0%	56.5%
Total gross profit margin	63.9%	62.3%

The increase in product gross profit as a percentage of revenue was primarily due to customer and product mix. Our product gross profit remained higher than our long-term financial model of 58% to 62%. We can provide no assurance that this favorable customer and product mix will continue, and we expect that over time our gross margins will return to levels consistent with our long-term financial model. The decrease in service gross profit as a percentage of service revenue was primarily due to increased investment in our service organization to support the expansion of our installed base and higher stock-based compensation. Our service cost of revenue is relatively fixed in advance of any particular quarter and, therefore, changes in service revenue will have a significant impact on service gross profit percentage.

Research and Development Expenses.   Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $18.7 million for the three months ended March 31, 2007, an increase of $5.6 million, or 43.0%, from $13.1 million for the same period in fiscal 2006. This increase primarily reflects an increase in salary and related expenses associated with increased headcount and stock-based compensation. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we intend to continue to make substantial investments to enhance our products and technologies to meet the requirements of our customers and market.

Sales and Marketing Expenses.   Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses were $23.1 million for the three months ended March 30, 2007, an increase of $9.1 million, or 64.3%, from $14.0 million for the same period in fiscal 2006. This increase primarily reflects an increase in salaries, commissions and travel expenses associated with increased headcount related to the expansion of our worldwide sales and support coverage and higher sales levels, stock-based compensation expense and evaluation equipment expenses.

General and Administrative Expenses.   General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses were $14.1 million for the three months ended March 31, 2007, an increase of $7.1 million, or 101.5%, from $7.0 million for the same period in fiscal 2006. The increase primarily reflects higher professional fees, including $4.2 million of professional fees and other costs associated with our stock option review and resulting restatement, stock compensation expense and salary and related expenses associated with increased headcount, partially offset by a decrease in directors and officers insurance premiums.

Interest Income, net.   Interest income consists of interest earned on our cash equivalents, marketable debt securities and long-term investments. Interest expense consists of interest incurred on a convertible subordinated note and capital lease obligations. Interest income, net of interest expense, was $4.6 million for the three months ended March 31, 2007, compared to $3.3 million for the same period in fiscal 2006. This increase is primarily attributable to higher balances available for investment and higher interest rates on our invested funds.

Other Expense.   We recorded $0.7 million of expense in the three months ended March 31, 2007, to reflect the change in fair value of stock options modified to extend their expiration dates subsequent to the departure of the former employees who are the optionees affected.

Income Taxes.   We provide for income taxes during interim periods based on the estimated effective tax rate for the full fiscal year, and record a cumulative adjustment to the tax provision in an interim period in which a change in the estimated annual effective tax rate is determined. Our effective tax rate, including discrete items, was 37.7% for the three months ended March 31, 2007, and 12.0% for the three months ended March 31, 2006. The income tax benefit of $2.5 million for the three months ended March 31, 2007 primarily reflects a current benefit for federal, state and foreign taxes. The income tax provision of $0.8 million for the three months ended March 31, 2006 reflects a current provision for federal, state and foreign taxes.

In the near term, we expect our annual effective tax rate for the remaining quarters of 2007 to remain relatively consistent with the first quarter’s rate, excluding the effect of discrete items recorded as a result of the adoption of SFAS 123R and FIN 48. The effective tax rate, including the discrete items, could be volatile depending on the nature and timing of the dispositions of incentive stock options, the exercise of nonqualified stock options and the resolution of uncertain tax positions.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

At March 31, 2007, our principal sources of liquidity were our cash, cash equivalents, marketable debt securities and long-term investments that totaled $366.1 million.

Our operating activities provided $7.0 million of cash in the three months ended March 31, 2007, compared to $21.0 million in the same prior year period. Cash provided by operating activities in the three months ended March 31, 2007 came from non-cash adjustments to our net loss for stock-based compensation, deferred income taxes, depreciation and amortization of property and equipment and the increase in fair value of modified stock options held by former employees. These non-cash adjustments were further benefited from decreases in accounts receivable and other operating assets of $11.0 million and $1.4 million, respectively, as well as $1.4 million of higher accounts payable. These amounts were partially offset by decreases of $10.5 million in accrued expenses, deferred rent and accrued restructuring expenses and $3.5 million in deferred revenue, coupled with $4.7 million of higher inventory levels. Cash provided by operating activities in the three months ended March 31, 2006 came from net income, after adjustments for non-cash items including depreciation and amortization, stock-based compensation and losses on the disposal of property and equipment. Lower accounts receivable and inventory levels provided $39.0 million and $3.8 million, respectively, of cash. These amounts were partially offset by decreases of $19.9 million to deferred revenue, $4.0 million to accounts payable and $3.6 million to accrued expenses, deferred rent and accrued restructuring expenses, coupled with a $4.8 million increase in other operating assets.

Our investing activities provided $2.3 million of cash in the three months ended March 31, 2007, primarily comprised of $4.0 million of net maturities of marketable debt securities and long-term investments, partially offset by $1.7 million of investments in property and equipment. In the three months ended March 31, 2006, our net investment in marketable debt securities and long-term investments was $131.4 million, and we used $2.3 million of cash to purchase property and equipment.

Our financing activities used $230,000 of cash in the three months ended March 31, 2007, of which $189,000 was used to pay withholding obligations related to the net share settlement in December 2006 of a restricted stock award and $41,000 was used to pay long-term liabilities related to capital leases for office equipment. Due to the ongoing stock option review and related restatement, we were unable to issue shares of our common stock through either the Employee Stock Purchase Plan (“ESPP”) or to allow any exercises of outstanding options to purchase our common stock during the quarter. Our financing activities provided $7.1 million of cash in the three months ended March 31, 2006, derived from the proceeds from the sale of common stock in connection with our ESPP and the exercise of stock options.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. We recorded an increase to the accumulated deficit of $0.1 million to reflect the cumulative effect of the adoption of FIN 48 on January 1, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We do not believe that a hypothetical 10% adverse movement in interest rates and foreign currency exchange rates would have a materially different impact than what was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the Exchange Act)), as of March 31, 2007, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In our Management’s Report on Internal Control over Financial Reporting filed with our Annual Report on Form 10-K for the year ended December 31, 2006, we reported material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). During the quarter ended March 31, 2007, we continued to design enhancements to our controls and implemented a limited number of changes to address the reported material weaknesses. As a result of these material weaknesses, which were not remediated as of March 31, 2007, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2007.

Public Accounting Oversight Board Auditing Standard No. 2 defines a material weakness as a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2007, we made changes that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting as follows:

Inadequate revenue recognition procedures and controls:

•       Transferred the Director of Internal Audit to Worldwide Sales Controller and hired an additional Sales Controller;

•       Refined our procedures for assessing vendor specific objective evidence of fair value of the service elements of our customer arrangements on a quarterly basis;

•       Formally documented certain processes to ensure consistent understanding and application of our revenue recognition practices; and

•       Implemented certain controls in our accounting system to help ensure the completeness of all sales order records.

Inadequate financial statement preparation and review procedures:

•       Hired a new Director of Tax;

•       Began the implementation and testing of a new commission payment application system to ensure the completeness, accuracy and proper financial statement presentation of commission transactions in our general ledger and financial statements;

•       Began the implementation and testing of new procedures for recording for property, plant and equipment to ensure that historical property, plant and equipment records and the related accumulated depreciation are valid, complete and recorded accurately;

•       Designed a new manual spreadsheet policy to ensure the integrity and control over key manual spreadsheets is maintained; and

•       Hired an External Reporting Manager, an Accounts Payable Supervisor, a Billing Accountant and a Staff Accountant to supplement the resources of the Finance Department.

Inadequate purchasing controls:

•       Implemented a process to timely review and monitor vendor contract obligations to ensure all royalty, maintenance and support arrangements are properly understood, documented and accurately recorded in the general ledger and financial statements; and

•       Continued to improve the communication process among the finance, customer service, manufacturing and legal functions to ensure all pertinent information related to vendor contract obligations is identified and timely recorded in the financial statements.

Inadequate controls over the accounting for stock-based compensation:

•       Hired a new Stock Option Administrator to enhance the effectiveness of the policies, procedures and controls related to stock option transactions; and

•       Formalized written procedures for documenting, approving, granting and communicating stock-based awards to employees, consultants and directors.

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

PART II - OTHER INFORMATION

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

On June 14, 2006, C2 Communications sued AT&T, Inc., Verizon Communications, Inc., Qwest, Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing and Level 3 in the Eastern District of Texas, Marshall Division. C2 Communications has alleged that each of the defendants infringe U.S. Patent No. 6,243,373 entitled “Method and Apparatus for Implementing a Computer Network Internet Telephone System.” We have agreed, subject to certain conditions, to assume the defense of Qwest, Global Crossing and Level 3 in this litigation to the extent the claim results from their use of products purchased from us. There can be no assurance that other defendants who have purchased our products will not seek indemnification from us. The court issued a scheduling order with a trial date of August 4, 2008. We believe that the defendants have substantial legal and factual defenses to the infringement claim, which we intend to pursue vigorously on behalf of the defendant for whom we agree or are required to assume defense of the litigation. However, there is no assurance any of the defendants will prevail in defending this action. There also can be no assurance that we will not be required to indemnify any of the defendants from any judgment of infringement rendered against them. We may be required to devote significant time and resources in connection with assuming the defense of the claim of infringement on behalf of the defendants for whom we have agreed to assume defense of the litigation. An adverse outcome with respect to the claim and our indemnification could have a material adverse impact on our business, operating results and financial condition. We cannot predict the ultimate outcome of this litigation or any potential impact on our results of operations or financial position.

On November 14, 2006, a purported shareholder derivative lawsuit was filed in the United District Court for the District of Massachusetts against us and certain of our officers and directors, naming us as a nominal defendant. Other purported shareholders filed virtually identical complaints. The suits claim that certain of our officers and directors breached their fiduciary duties to our stockholders and to us in connection with our announced stock option review. The complaints are derivative in nature and do not seek relief from us. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements or applicable Delaware law. By order dated December 18, 2006, the Court consolidated the actions. The plaintiffs have filed a consolidated complaint. The defendants filed on March 19, 2007 a motion to dismiss the consolidated complaint. The Court held a hearing on July 11, 2007, and took the motion under advisement. We believe that we have substantial legal and factual defenses to the derivative claims, which we intend to pursue vigorously. There is no assurance we will prevail in defending these actions. We cannot predict the ultimate outcome of this litigation or any potential impact on our results of operations or financial position.

On January 19, 2007, a purported shareholder derivative lawsuit was filed in the Superior Court Department of Middlesex County of Massachusetts against certain of our directors and officers, also naming us as a nominal defendant. Another purported shareholder filed a virtually identical complaint. The suits assert similar claims and seek relief similar to the derivative suits filed in federal court. On May 7, 2007, the plaintiffs filed a consolidated complaint. On June 6, 2007, the defendants moved to dismiss the consolidated complaint. The Court scheduled a hearing on the motion for August 14, 2007. We believe that we have substantial legal and factual defenses to the derivative claims, which we intend to pursue vigorously. There is no assurance we will prevail in defending these actions. We cannot predict the ultimate outcome of this litigation or any potential impact on our results of operations or financial position.

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

The Internal Revenue Service has notified us that our payroll tax returns for the years ended December 31, 2004, 2005 and 2006 have been selected for audit in connection with our stock option review. In connection with the restatement of our financial statements, we have recorded approximately $1.6 million of accruals for additional tax, penalties and interest related to adjustments resulting from errors in stock option accounting. For more information about stock-based compensation, including the financial statement impact from the restatement, see Note 2, “Restatement of Consolidated Financial Statements” and Note 3, “Summary of Significant Accounting Policies” item (1) “Stock-based Compensation” of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. We could be required to pay additional tax, penalties or interest, or have other remedies imposed, which could adversely impact our business, financial position or results of operations.

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

Our historical stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement action. For more information regarding our current litigation and related inquiries, please see Part I, Item 3 “Legal Proceedings” as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review and independent investigation to the SEC, which has notified us of a formal order of private investigation. We have responded to requests for documents and additional information and we intend to continue to cooperate with the SEC. No assurance can be given regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters will be time-consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

We have identified material weaknesses in our internal control over financial reporting, which, if not remedied effectively, could have an adverse effect on the trading price of our common stock and impair our ability to timely file our SEC reports and otherwise seriously harm our business.

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

As described in Item 4 of this Form 10-Q, we have made significant changes in our internal control over financial reporting and our disclosure controls and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. The failure or circumvention of our controls, policies and procedures could have a material adverse effect on our business, results of operations and financial position.

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

On August 2, 2007, we filed the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Second Quarter Form 10-Q”), the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “Third Quarter Form 10-Q”), the Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”) and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “First Quarter Form 10”) with the SEC. We consider that the filing of these reports has remedied our non-compliance with Marketplace Rule 4310(c)(14), subject to NASDAQ’s affirmative completion of its compliance protocols and its notification to us accordingly. However, if NASDAQ disagrees with our position or if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports or other actions that might result in the delisting of our common stock from the NASDAQ Global Select Market.

In August 2006, we received a NASDAQ Staff Determination letter stating that, as a result of the delayed filing of our Second Quarter Form 10-Q, we were not in compliance with the filing requirements for continued listing as set forth in the Marketplace Rule 4310(c)(14) and were therefore subject to delisting from the NASDAQ Global Select Market. In November 2006, we received an additional letter from NASDAQ of similar substance relating to our Third Quarter Form 10-Q. In December 2006, the NASDAQ Listing Qualifications Panel granted our request for continued listing, provided that we file the Second Quarter Form 10-Q, the Third Quarter Form 10-Q and any required restatements with the SEC on or before February 12, 2007. In February 2007, we received a notice from the NASDAQ Listing and Hearing Review Council which advised us that any delisting determination by the NASDAQ Listing Qualifications Panel has been stayed pending further review by the Review Council. In March 2007, we received a NASDAQ Staff Determination letter stating we were not in compliance with the continued listing requirements due to the delayed filing of our 2006 Form 10-K. On May 14, we received a NASDAQ Staff Determination letter stating that we were not in compliance with the continued listing requirements due to the delayed filing our First Quarter Form 10-Q. On May 10, 2007, we received a letter from NASDAQ that the NASDAQ Listing and Hearing Review Council had granted us an exception to demonstrate compliance with the continued listing requirements until June 26, 2007. On June 25, 2007, we received a letter from NASDAQ informing us that the NASDAQ Board of Directors had called for review the decision of the NASDAQ Listing and Hearing Review Council and granted a stay of delisting pending further review by the Board in July 2007. We received a letter dated July 18, 2007 from NASDAQ that the NASDAQ Listing and Hearing Review Council had granted us an exception to demonstrate compliance with the continued listing requirements until September 17, 2007.

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

We have incurred significant losses since inception and, at March 31, 2007, had an accumulated deficit of $732.3 million. Although we achieved profitability on an annual basis in fiscal 2006, fiscal 2005 and fiscal 2004, we have incurred a net loss in certain quarters and may incur additional losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

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

Item 6. Exhibits

Exhibit Number		Description
10.1	(a)	Summary of 2007 Executive Incentive Compensation Plan.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)           Incorporated by reference from the Registrant’s Form 8-K (File No. 000-30229) filed April 2, 2007 with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 2, 2007	SONUS NETWORKS, INC.
	By:	/s/ Ellen B. Richstone
Ellen B. Richstone Chief Financial Officer (Principal Financial Officer)
	By:	/s/ Paul K. McDermott
Paul K. McDermott Vice President of Finance, Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
10.1	(a)	Summary of 2007 Executive Incentive Compensation Plan.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)           Incorporated by reference from the Registrant’s Form 8-K (File No. 000-30229) filed April 2, 2007 with the SEC.