Form 10-Q
period 2007-06-30
SONUS NETWORKS INC
filed 2007-08-09
CIK 1105472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 7, 2007, there were 259,995,241 shares of the registrant’s common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2007
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SONUS NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$61,617	$44,206
Marketable debt securities	243,605	256,485
Accounts receivable, net	72,438	70,726
Inventory, net	33,177	22,266
Deferred income taxes	21,833	21,808
Other current assets	27,178	18,523
Total current assets	459,848	434,014
Property and equipment, net	20,174	19,051
Purchased intangible assets, net	2,900	—
Goodwill	7,841	—
Long-term investments	39,470	60,189
Deferred income taxes	46,968	52,613
Other assets	20,744	23,737
	$597,945	$589,604
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,989	$17,219
Accrued expenses	36,950	43,653
Accrued restructuring expenses	—	61
Current portion of deferred revenue	55,270	60,383
Current portion of long-term liabilities	1,630	501
Total current liabilities	118,839	121,817
Long-term deferred revenue	31,319	33,787
Deferred income taxes	912	—
Long-term liabilities, net of current portion	2,748	1,467
Total liabilities	153,818	157,071
Commitments and contingencies (Note 5)
Stockholders equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized; 262,091,030 and 262,065,332 shares issued; 259,794,120 and 259,768,422 shares outstanding at June 30, 2007 and December 31, 2006, respectively	262	262
Additional paid-in capital	1,183,548	1,160,853
Accumulated deficit	(739,237)	(728,233)
Accumulated other comprehensive loss	(179)	(82)
Treasury stock, at cost; 2,296,910 common shares at June 30, 2007 and December 31, 2006	(267)	(267)
Total stockholders’ equity	444,127	432,533
	$597,945	$589,604

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue:
Product	$52,171	$48,853	$103,798	$93,395
Service	23,322	15,627	42,841	31,080
Total revenue	75,493	64,480	146,639	124,475
Cost of revenue:
Product	23,561	16,199	40,643	32,082
Service	9,563	6,987	18,142	13,716
Total cost of revenue	33,124	23,186	58,785	45,798
Gross profit	42,369	41,294	87,854	78,677
Operating expenses:
Research and development	22,350	12,900	41,048	25,976
Sales and marketing	21,219	15,646	44,269	29,671
General and administrative	14,202	7,248	28,264	14,228
Total operating expenses	57,771	35,794	113,581	69,875
Income (loss) from operations	(15,402)	5,500	(25,727)	8,802
Interest expense	(79)	(81)	(83)	(218)
Interest income	4,522	3,899	9,146	7,341
Other income (expense), net	(256)	—	(936)	—
Income (loss) before income taxes	(11,215)	9,318	(17,600)	15,925
Income tax benefit (provision)	4,239	(404)	6,646	(1,195)
Net income (loss)	$(6,976)	$8,914	$(10,954)	$14,730
Net income (loss) per share:
Basic	$(0.03)	$0.04	$(0.04)	$0.06
Diluted	$(0.03)	$0.03	$(0.04)	$0.06
Shares used in computing net income (loss) per share:
Basic	259,786	252,664	259,777	251,371
Diluted	259,786	256,326	259,777	255,454

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(10,954)	$14,730
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	6,351	4,732
Amortization of purchased intangible assets	141	—
Stock-based compensation	23,486	5,042
Loss on disposal of property and equipment	—	6
Increase in fair value of modified stock options held by former employees	936	—
Deferred income taxes	5,645	—
Changes in operating assets and liabilities:
Accounts receivable	(1,261)	(5,162)
Inventory	(10,579)	4,170
Other operating assets	(5,693)	(7,812)
Accounts payable	6,541	(3,712)
Accrued expenses, deferred rent and accrued restructuring expenses	(6,901)	52
Deferred revenue	(7,377)	(6,661)
Net cash provided by operating activities	335	5,385
Cash flows from investing activities:
Purchases of property and equipment	(7,138)	(5,163)
Acquisition of Zynetix Limited	(8,825)	—
Maturities of available-for-sale marketable debt securities	38,158	68,775
Purchases of available-for-sale marketable debt securities	(36,008)	(31,175)
Maturities of held-to-maturity marketable debt securities and long-term investments	170,000	58,006
Purchases of held-to-maturity marketable debt securities and long-term investments	(138,551)	(225,007)
Decrease in restricted cash	261	250
Net cash provided by (used in) investing activities	17,897	(134,314)
Cash flows from financing activities:
Sale of common stock in connection with employee stock purchase plan	—	2,310
Proceeds from exercise of stock options	—	11,386
Repayment of convertible subordinated note	—	(10,000)
Repayment of notes payable to Zynetix Limited shareholders	(335)	—
Payment of tax withholding obligations related to net share settlement of restricted stock award	(300)	—
Principal payments of capital lease obligations	(73)	(23)
Net cash provided by (used in) financing activities	(708)	3,673
Effect of exchange rate changes on cash and cash equivalents	(113)	(40)
Net increase (decrease) in cash and cash equivalents	17,411	(125,296)
Cash and cash equivalents, beginning of period	44,206	155,679
Cash and cash equivalents, end of period	$61,617	$30,383
Supplemental disclosure of cash flow information:
Interest paid	$23	$211
Income taxes paid	$1,886	$1,649
Supplemental disclosure of non-cash investing activities:
Non-cash purchases of property and equipment	$267	$872
Property and equipment acquired as part of a facility lease	$—	$50
Supplemental disclosure of non-cash financing activities:
Issuance of restricted stock	$193	$—
Modifications of stock options—reclassification from equity to liability award	$849	$—

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

On April 13, 2007, the Company completed the acquisition of Zynetix Limited (“Zynetix”) (see Note 3). The operating results of Zynetix have been included in the Company’s condensed consolidated financial statements for the period subsequent to its acquisition.

(b) Use of Estimates and Judgments

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these financial statements include revenue recognition for multiple element arrangements, allowances for doubtful accounts, estimated fair value of investments, inventory reserves, expected future cash flows used to evaluate the recoverability of long-lived assets, restructuring and other related charges, contingencies associated with revenue contracts, assumptions used to determine the fair value of stock-based compensation, assumptions used to determine the fair value of purchased intangible assets, contingent liabilities and recoverability of Sonus’ net deferred tax assets and related valuation allowance. Sonus regularly assesses these estimates and records changes in estimates in the period in which they become known. Sonus bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

(c) Cash Equivalents, Marketable Debt Securities and Long-Term Investments

Cash equivalents are stated at cost, which approximates fair value, and have remaining maturities of three months or less at the date of purchase.

Cash equivalents and marketable debt securities are invested in high-quality debt instruments, primarily U.S. Government, municipal and corporate obligations. Investments in U.S. Government and corporate obligations are classified as held-to-maturity, as Sonus has the intent and ability to hold them to maturity. Held-to-maturity marketable debt securities are reported at amortized cost. Investments in municipal obligations are classified as available-for-sale and are reported at fair value. Unrealized gains and losses from available-for-sale marketable debt securities were not material for the periods presented. The unrealized losses related to these securities at June 30, 2007 are not considered to be a permanent decline in the fair value of such securities. There have been no material realized gains or losses to date. Current marketable debt securities include held-to-maturity investments with remaining maturities of less than one year as of the balance sheet date and available-for-sale investments that are expected to be sold in the current period or to be used in current operations. Long-term investments include held-to-maturity investments with remaining maturities of one to five years as of the balance sheet date.

At June 30, 2007 and December 31, 2006, marketable debt securities and long-term investments consisted of the following (in thousands):

	June 30, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable debt securities
Available-for-sale:
State and municipal obligations	$26,000	$—	$—	$26,000
Held-to-maturity:
U.S. government agency notes	101,568	1	(111)	101,458
Corporate debt securities	38,168	2	(50)	38,120
Commercial paper	77,869	1	(216)	77,654
	$243,605	$4	$(377)	$243,232
Long-term investments
Held-to-maturity:
U.S. government agency notes	$27,965	$—	$(67)	$27,898
Corporate debt securities	11,505	—	(43)	11,462
	$39,470	$—	$(110)	$39,360

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable debt securities
Available-for-sale:
State and municipal obligations	$28,150	$—	$—	$28,150
Held-to-maturity:
U.S. government agency notes	97,698	9	(110)	97,597
Corporate debt securities	32,878	6	(43)	32,841
Commercial paper	97,759	7	(358)	97,408
	$256,485	$22	$(511)	$255,996
Long-term investments
Held-to-maturity:
U.S. government agency notes	$44,835	$11	$(39)	$44,807
Corporate debt securities	15,354	5	(25)	15,334
	$60,189	$16	$(64)	$60,141

At June 30, 2007 and December 31, 2006, Sonus had $80,000 and $341,000, respectively, of restricted cash, which is used to collateralize standby letters of credit. Restricted cash is included in Other current assets in the Condensed Consolidated Balance Sheets.

In connection with the relocation of its headquarters to Westford, Massachusetts in January 2007, the Company issued a $500,000 standby letter of credit. The standby letter of credit may be drawn upon in the event of the Company’s noncompliance with the terms and conditions of the sublease for the Westford headquarters facility.

(d) Concentrations of Credit and Off-Balance Sheet Risk, Significant Customers and Limited Suppliers

The financial instruments that potentially subject Sonus to concentrations of credit risk are cash, cash equivalents, marketable debt securities, accounts receivable and long-term investments. Sonus’ cash, cash equivalents and investment portfolio holdings were diversified among four financial institutions at June 30, 2007.

One customer contributed at least 10% of Sonus’ revenue for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
Customer	2007	2006	2007	2006
A	36%	61%	40%	36%

At June 30, 2007 and December 31, 2006, two customers and three customers, respectively, each accounted for at least 10% of Sonus’ accounts receivable balance, representing a total of approximately 55% and 45% of the Company’s total accounts receivable balances. Sonus performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Sonus maintains an allowance for doubtful accounts and such losses have been within management’s expectations.

The following table shows the percentage of revenue by geographic region for the three and six  months ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
United States	75%	95%	79%	86%
Japan	13	2	10	6
Other Asia Pacific	*	*	*	5
Europe, Middle East and Africa	11	3	9	3
Other	1	*	2	*
	100%	100%	100%	100%

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

(e) Accounts Receivable

Accounts receivable consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Earned accounts receivable	$55,936	$42,086
Unearned accounts receivable	16,855	29,232
Accounts receivable, gross	72,791	71,318
Allowance for doubtful accounts	(353)	(592)
Accounts receivable, net	$72,438	$70,726

Unearned accounts receivable represent products shipped to customers where Sonus has a contractual right to bill the customer and collectibility is probable under ordinary collection terms prior to satisfying Sonus’ revenue recognition criteria. The allowance for doubtful accounts is based on Sonus’ detailed assessment of the collectibility of specific customer accounts.

(f) Inventory

Inventory consists of the following (in thousands):

	June 30, 2007	December 31, 2006
On-hand final assemblies and finished goods inventory	$15,538	$15,738
Unearned inventory	35,330	27,166
Evaluation inventory	4,535	4,380
Inventory, gross	55,403	47,284
Excess, obsolete and evaluation reserve	(5,721)	(5,969)
Inventory, net	49,682	41,315
Less current portion	(33,177)	(22,266)
Long-term portion (included in Other assets)	$16,505	$19,049

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

(g) Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from two to five years. Leasehold improvements are amortized over the lesser of the lease term or five years. When an item is sold or retired, the cost and related accumulated depreciation or amortization is removed, and the resulting gain or loss, if any, is recognized in income (loss) from operations in the Condensed Consolidated Statements of Operations.

(h) Acquisitions

In accordance with the purchase method of accounting and Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), the fair values of tangible and identifiable intangible assets acquired and liabilities assumed are determined and recorded as of the date of the acquisition. Costs to acquire the business, including transaction costs, are allocated to the fair value of net assets acquired. Any excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. The Company typically employs valuation consultants to assist in the determination of fair values of tangible and identifiable intangible assets acquired.

(i) Purchased Intangible Assets and Goodwill

Purchased intangible assets consist of certain identifiable intangible assets resulting from the April 13, 2007 acquisition of Zynetix. The components of the Company’s purchased intangible assets at June 30, 2007 consist of the following (in thousands):

	Useful life	Cost	Accumulated amortization	Net carrying value
Customer relationships	7 years	$1,419	$(50)	$1,369
Intellectual property	5 years	1,318	(66)	1,252
Trade name	3 years	304	(25)	279
		$3,041	$(141)	$2,900

The Company amortizes its purchased intangible assets over the estimated useful lives of the respective assets, which have a weighted average useful life of 5.7 years. Amortization expense related to purchased intangible assets was $141,000 in both the three and six months ended June 30, 2007. Estimated future amortization expense for purchased intangible assets recorded by the Company at June 30, 2007 is as follows (in thousands):

Remainder of 2007	$284
2008	568
2009	568
2010	492
2011	466
Thereafter	522
$2,900

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill is not amortized, but rather, is tested at least annually for impairment at the reporting unit level. The Company has recorded goodwill aggregating $7.8 million at June 30, 2007, related to the acquisition of Zynetix. The changes in the carrying amounts of goodwill in the six months ended June 30, 2007 are as follows (in thousands):

Balance at January 1, 2007	$—
Acquisition of Zynetix Limited	7,734
Foreign currency translation adjustment	107
Balance at June 30, 2007	$7,841

(j) Impairment of Goodwill and Long-Lived Assets

In accordance with SFAS 142, goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Recoverability of intangible assets with estimated lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset.

Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, a significant change in circumstances relative to a large customer, a significant decline in the Company’s stock price for a sustained period, and a decline in the Company’s market capitalization to below net book value.

(k) Other Assets

Other assets consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Prepaid commissions	$1,984	$3,103
Prepaid royalties	1,382	336
Deposits	873	1,249
Unearned inventory	16,505	19,049
	$20,744	$23,737

(l) Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Employee compensation and related costs	$19,071	$21,715
Employee stock purchase plan	4,550	1,966
Professional fees	4,241	4,223
Royalties	1,372	2,640
Income taxes payable	28	7,239
Sales taxes payable	1,114	761
Other taxes	4,181	3,486
Other	2,393	1,623
	$36,950	$43,653

(m) Revenue Recognition

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

(n) Deferred Revenue

Deferred revenue consists of the following (in thousands):

	June 30, 2007	December 31, 2006
Maintenance and support contracts	$45,047	$41,077
Customer deposits	24,686	23,861
Unearned revenue	16,855	29,232
Total deferred revenue	86,588	94,170
Less current portion	(55,269)	(60,383)
Long-term portion	$31,319	$33,787

Revenue from maintenance and support contracts is recognized ratably over the life of the maintenance and support period. Customer deposits represent payments received in advance of revenue recognition. Unearned revenue represents billings for which payment has not been received and revenue recognition criteria have not been met. At June 30, 2007 and December 31, 2006, both deferred revenue and accounts receivable excluded $21.7 million and $12.4 million, respectively, related to products shipped and billed to customers for which revenue is recognized as cash is collected, or for which title had not passed to the customer as of the period end date.

(o) Stock-based Compensation

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

The ESPP is designed to provide eligible employees of the Company and its participating subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The ESPP has a two year offering period comprised of four six month purchase periods (subject to extension). The purchase price of the stock is equal to 85% of the lower of the market price on the first day of the two year offering period or the market price on the last day of any of the four purchase periods. If the market price at any of the four purchase periods is less than the market price on the first date of the two year offering period, subsequent to the purchase, the offering period is cancelled and the employee is entered into a new two year offering period with the then current market price as the new base price. Sonus recognizes compensation expense associated with the ESPP in accordance with the provisions of SFAS No. 123(R), Share-based Payment (“SFAS 123R”), and Financial Accounting Standards Board (“FASB”) Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option.

Stock options are generally issued with an exercise price equal to the current market price on the date of grant with a four-year vesting period and contractual term of ten years. Restricted stock is generally issued with no purchase price, with fair value based on the market price on the date of grant. Sonus includes as part of its inventory a portion of the fair value of stock compensation, which is expensed as inventory is relieved, generally over six months. All of Sonus’ stock-based compensation is accounted for as an equity instrument and there have been no liability awards granted; however, modifications to stock awards for certain former employees have been recorded as liabilities in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). These liability awards are accounted for as derivative financial instruments, and accordingly, are marked to market at each interim reporting date and the changes in fair value are recorded as Other income or expense. Sonus recorded $0.2 million and $0.9 million to Other expense for the three and six months ended June 30, 2007, respectively, as a result of changes in the fair value of the liability awards.

Effective January 1, 2006, Sonus adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition application method, which requires measurement of compensation cost at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest. As a result, Sonus recorded $14.6 million and $2.7 million of stock-based compensation for the three months ended June 30, 2007 and 2006, respectively, and $23.5 million and $5.0 million, respectively, for the six months then ended. These amounts are included as components of the following expense categories in the Condensed Consolidated Statements of Operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Product cost of revenue	$188	$10	$278	$25
Service cost of revenue	1,023	199	1,605	483
Research and development	6,482	633	9,691	1,420
Sales and marketing	5,699	1,166	9,221	1,676
General and administrative	1,225	735	2,691	1,438
	$14,617	$2,743	$23,486	$5,042

In addition, Sonus included in inventory approximately $405,000 and $32,000 of stock-based compensation at June 30, 2007 and December 31, 2006, respectively.

At June 30, 2007, there was $23.1 million of unrecognized compensation cost related to share-based awards, which is expected to be recognized over a weighted average period of approximately three years. At June 30, 2007, there was $1.2 million of additional stock-based compensation expense to be recorded over the remaining ESPP period.

Valuation Assumptions

The grant-date fair value of options to purchase common stock granted in the three and six months ended June 30, 2007 and 2006 was estimated using the Black-Scholes valuation model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.8%	5.0%	4.7%	4.7%
Expected dividend yield	—	—	—	—
Expected volatility	62.4%	70%	57.5%–62.4%	70%–78%
Weighted average volatility	62.4%	70%	60.1%	78%
Expected life (years)	4.5	4.5	4.5	4.5

Based on the above assumptions, the weighted average fair value of stock options granted during the three and six months ended June 30, 2007 was $4.46 and $4.16, respectively, and $2.90 and $3.13 for the three and six months ended June 30, 2006, respectively.

The fair value of the rights to purchase shares of common stock under the ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	3.6%–5.1%	2.7%–4.8%	3.6%–5.1%	1.8%–4.8%
Expected dividend yield	—	—	—	—
Weighted average volatility	46%–79%	55%–117%	46%–79%	55%–126%
Expected life (years)	0.33–2.0 years	0.5–2.0 years	0.33–2.0 years	0.5–2.0 years

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

Stock Option and Restricted Stock Grant Activity

The following table summarizes information relating to Stock Plan activity during the six months ended June 30, 2007:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	39,200,777	$4.78
Granted	2,949,495	$7.85
Exercised	—	$—
Canceled	(419,453)	$5.65
Outstanding at June 30, 2007	41,730,819	$4.99	6.00	$153,570
Vested or expected to vest at June 30, 2007	41,066,330	$4.97	5.95	$151,974
Exercisable at June 30, 2007	34,386,417	$4.78	5.35	$134,518

The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $2.4 million and $4.5 million, respectively. There were no options exercised during the three or six months ended June 30, 2007. The total fair value of options vested during the three and six months ended June 30, 2007 was $6.7 million and $13.1 million, respectively, and $1.6 million and $3.2 million during the three and six months ended June 30, 2006.

During December 2006, in order to remedy the unfavorable personal tax consequences for those who have not exercised stock options after December 31, 2005 subject to Section 409A of the Internal Revenue Code, the Company entered into agreements with its directors and executive officers who are subject to the disclosure requirements of Section 16 of the Securities Exchange Act of 1934. The Company’s agreement with its directors and executive officers originally had a vesting requirement, but was amended in the first quarter of 2007 to eliminate such vesting requirement. This resulted in additional stock-based compensation expense of approximately $1.2 million in the Company’s consolidated financial statements in the first quarter of 2007.

The Company could not issue any securities under its registration statements on Form S-8 until it became current in its SEC reporting obligations for filing its periodic reports under the Securities Exchange Act of 1934 (the “Exchange Act”). Consequently, during the first and second quarters of 2007, the Company extended the contractual terms of approximately 833,000 and 1.7 million vested stock options, respectively, held by former executives and other former employees. The Company accounted for the modifications to extend the contractual term of the awards for former executives and other former employees in accordance with SFAS 123R. Based on the guidance in SFAS 123R and related FASB Staff Positions, after the modification those stock options held by former executives and other former employees became subject to the provisions of EITF 00-19. As a result, certain of those stock option awards were reclassified as liability awards within current liabilities. Therefore, at the end of each reporting period, the Company determines the fair value of those awards utilizing the Black-Scholes valuation model and recognizes any change in fair value in the Company’s Condensed Consolidated Statement of Operations in the period of change until the awards are exercised, expire, or are otherwise settled. As a result of the modifications, the Company recorded additional stock-based compensation of $7.2 million and $10.8 million in the three and six months ended June 30, 2007, respectively. The aggregate fair value of these liability awards included in current liabilities was $4.5 million and $1.1 million at June 30, 2007 and December 31, 2006, respectively. The Company recorded Other expense of $0.2 million and $0.9 million in the three and six months ended June 30, 2007 as a result of changes in the fair value of the liability awards.

During the first quarter of 2007, as a result of the Company’s inability to issue any securities under its registration statement on Form S-8, the Company extended the contractual terms of approximately 185,000 vested stock options held by current employees which were due to expire. The Company accounted for the modifications to extend the contractual term of the awards for current employees in accordance with SFAS 123R, and recorded expense of $0.8 million at the time of the extension.

The Company was not able to issue shares under the ESPP as scheduled on February 28, 2007. As a result, the Company made multiple modifications to the ESPP in order to delay the issuance of shares until after it became current in its SEC reporting obligations. The Company also delayed the commencement of the next scheduled ESPP purchase period from March 1, 2007 to April 1, 2007. These modifications to the ESPP resulted in additional stock-based compensation expense of $2.8 million and $5.6 million in the three and six months ended June 30, 2007, respectively, and will result in an additional $3.3 million during the three months ending September 30, 2007.

The activity related to the Company’s outstanding restricted stock awards for the six months ended June 30, 2007 is as follows:

	Shares	Weighted Average Grant-date Fair Value
Nonvested balance at December 31, 2006	330,000	$4.60
Granted	15,000	$7.62
Vested	(40,000)	$4.82
Nonvested balance at June 30, 2007	305,000	$4.72

(p) Comprehensive Income (Loss)

Sonus’ comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income (loss)	$(6,976)	$8,914	$(10,954)	$14,730
Foreign currency translation adjustments	(158)	(27)	(97)	(21)
Comprehensive income (loss)	$(7,134)	$8,887	$(11,051)	$14,709

(q) Disclosures about Segments of an Enterprise

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

(r) Net Income (Loss) Per Share

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

The calculation of shares used to compute basic and diluted net income per share is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Weighted average shares outstanding—basic	259,786	252,664	259,777	251,371
Potential dilutive common shares	—	3,662	—	4,083
Weighted average shares outstanding—diluted	259,786	256,326	259,777	255,454

The calculation above for the three and six months June 30, 2006 excludes options to purchase shares of common stock and shares of common stock issuable upon conversion of a convertible subordinated note aggregating approximately 21.4 million shares and 20.7 million shares, respectively, as their effect would be antidilutive.

(s)      Warranty Reserve

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

In addition, certain of Sonus’ customer contracts include provisions under which Sonus may be obligated to pay penalties generally for the contractual period or for the life of the product if Sonus’ products fail or do not perform in accordance with specifications. Sonus accrues for such contingent obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. Sonus has not incurred significant costs related to such provisions. Sonus periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. At June 30, 2007 and December 31, 2006, Sonus had $80,000 and $45,000, respectively, of warranty reserves recorded.

(t)       Income Taxes

Sonus provides income taxes during interim periods based on the estimated effective tax rate for the full fiscal year. Sonus records cumulative adjustments to the tax provision in an interim period in which a change in the estimated annual effective rate is determined.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 describes a two-step process to determine the amount of tax benefit to be recognized.  First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination.  If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements.  The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

As of January 1, 2007, the Company had accrued $31,000 of interest and penalties related to uncertain tax positions. As of June 30, 2007, the total amount of accrued interest and penalties was $37,000. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as various states and foreign jurisdictions. Generally, the tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject. The Company’s federal net operating losses generated prior to 2003 could be adjusted on examination even though the year in which the loss was generated is otherwise closed by the statute of limitations. In 2006, the Massachusetts Department of Revenue (“Mass. DOR”) commenced an examination of the Company’s Massachusetts state income tax returns for 2002 and 2003. We extended the statute for the 2002 tax year to allow for additional time to complete this audit. As of June 30, 2007, the Mass. DOR had not proposed any significant adjustments to the Company’s tax positions.

(u)    Recent Accounting Pronouncements

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides specific guidance on disclosures for companies who elect not to restate prior periods for misstatements and instead elect to record a cumulative-effect adjustment. Sonus applied the provisions of SAB 108 effective December 31, 2006. The application of SAB 108 had no impact on the Company’s consolidated results of operations or financial condition.

(3) Acquisition of Zynetix Limited

On April 13, 2007, Sonus completed the acquisition of Zynetix, a privately-held designer of innovative Global System for Mobile Communications (“GSM”) infrastructure solutions located in the United Kingdom. The Company believes that integrating Zynetix technology with Sonus’ IMS portfolio is a critical step in the development of Sonus’ wireless portfolio of 3G and GSM next generation solutions that address the demand for carrier-class, end-to-end IP-based networks. In consideration, Sonus paid the selling shareholders £3,000,000 on the acquisition date (U.S. $5.9 million as of the acquisition date) and £1,330,583 on June 11, 2007 (U.S. $2.6 million as of June 11, 2007). The Share Purchase Agreement also includes two additional potential payments (the “earnouts”) to the selling shareholders: (1) £1,500,000 (U.S. $3.0 million as of the acquisition date) payable on May 1, 2008; and (2) 175,000 shares of Sonus common stock deliverable on April 30, 2009, contingent upon the business achieving certain predetermined financial and business metrics. Each earnout will be recorded as an addition to the purchase price at the time the contingency is resolved and consideration is distributable. In addition, the Company paid $265,000 in transaction costs related to the acquisition. A summary of the transaction is as follows (in thousands):

Consideration:
Cash paid	$8,560
Transaction costs	265
Total consideration	$8,825
Preliminary allocation of the purchase consideration:
Current assets	$1,015
Other assets	25
Identifiable intangible assets:
Customer relationships	1,400
Intellectual property	1,300
Trade name	300
Goodwill	7,734
Current liabilities	(1,714)
Deferred income taxes	(900)
Notes payable to shareholders	(335)
$8,825

Current assets acquired primarily relate to accounts receivable and inventory. Current liabilities assumed primarily relate to accounts payable, accrued royalties and accrued payroll taxes.

The preliminary amounts assigned to identifiable intangible assets acquired were based on their respective fair values determined as of the acquisition date. The Company is amortizing these identifiable intangible assets using the straight line method over their respective useful lives, which range from three to seven years. The excess of the purchase price over net assets acquired was recorded as goodwill. In accordance with SFAS 142, the goodwill will not be amortized, but will instead test for impairment at least annually. The goodwill is not deductible for income tax purposes. Pro forma results of operations are not presented as the amounts are not material to the Company’s historical results.

(4) Accrued Restructuring Expenses

In the fourth quarter of fiscal 2006, Sonus recorded $61,000 of restructuring charges related to the closing of an office in India. These charges include severance and fringe benefit costs for two eliminated positions and lease and facility-related obligations. This initiative was completed in the first quarter of fiscal 2007.

The following table summarizes the activity related to this initiative during the six months ended June 30, 2007 (in thousands):

	Balance December 31, 2006	Cash payments	Balance June 30, 2007
Severance and fringe benefits	$54	$(54)	$—
Facility and related costs	7	(7)	—
	$61	$(61)	$—

(5) Contingencies

In November 2001, a purchaser of the Company’s common stock filed a complaint in the United States District Court for the Southern District of New York against Sonus, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with Sonus’ initial public offering (“IPO”) and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased the Company’s common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that our registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between the underwriters and certain purchasers to make additional purchases in the after market. The claims against Sonus are asserted under Section 10(b) of the Exchange Act and Section 11 of the Securities Act of 1933 and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against Sonus, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, Sonus, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against many of the individual defendants, including Sonus’ officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including Sonus, but denied the remainder of the motion as to the defendants. In June 2003, a special committee of our Board of Directors authorized Sonus to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. In October 2004, the court certified the class in a case against certain defendants. On February 15, 2005, the court preliminarily approved the terms of the proposed settlement contingent on modifications to the proposed settlement. On August 31, 2005, the court approved the terms of the proposed settlement, as modified. On April 24, 2006, the court held a hearing on a motion to approve the final settlement and took the matter under advisement. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court’s October 2004 order certifying a class.  On June 25, 2007, the Court entered an order terminating the settlement. Accordingly, the Company is unable to determine the ultimate outcome or potential range of loss, if any.

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

The Internal Revenue Service has notified the Company that its payroll tax returns for the years ended December 31, 2004, 2005 and 2006 have been selected for audit in connection with its stock option review. In connection with the restatement of its financial statements, Sonus has recorded approximately $1.6 million of accrued liabilities for additional tax, penalties and interest related to adjustments resulting from errors in stock option accounting. Sonus could be required to pay additional tax, penalties or interest, or have other remedies imposed, which could adversely impact its business, financial position or results of operations.

(6) Subsequent Event

On August 7, 2007, Sonus announced that its President and Chief Operating Officer, who is also a member of the Board of Directors, would be leaving the Company effective August 10, 2007. The separation arrangement requires Sonus to make a lump sum payment to this officer of approximately $902,000 six months from the date of separation and continue to pay health care benefits for 18 months from the date of separation. The stock options held by this officer will continue to vest during the 18 months from the date of separation and are exercisable for up to 24 months from the date of separation. In the third quarter of 2007, Sonus expects to record a charge totaling approximately $2.4 million associated with the required separation payments, other benefits and unamortized stock-based compensation associated with the unvested stock options held by this officer as of the date of separation.

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

Since our inception through December 31, 2003, we incurred significant losses. At June 30, 2007, we had an accumulated deficit of $739.2 million. Although we achieved profitability on an annual basis in fiscal years 2006 and 2005, we incurred net losses in the first and second quarters of 2007 and may incur additional losses in future quarters and years. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses, many of which are fixed prior to the beginning of any particular fiscal period and, as a result, we will need to generate significant revenues to maintain profitability.

Acquisition of Zynetix Limited

On April 13, 2007, we completed the acquisition of Zynetix Limited (“Zynetix”), a privately-held designer of innovative Global System for Mobile Communications (“GSM”) infrastructure solutions located in the United Kingdom. In consideration, we paid the selling shareholders £3,000,000 on the acquisition date (U.S. $5.9 million as of the acquisition date), and £1,330,583 on June 11, 2007 (U.S. $2.6 million as June 11, 2007). We also paid $0.3 million of transaction costs related to this acquisition. The Share Purchase Agreement also includes two additional potential payments to the selling shareholders: (1) £1,500,000 (U.S. $3.0 million as of the acquisition date) payable on May 1, 2008; and (2) 175,000 shares of our common stock deliverable on April 30, 2009, contingent upon the business achieving certain predetermined financial and business metrics. The operating results of Zynetix have been included in our condensed consolidated financial statements for the period subsequent to its acquisition.

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes APB Opinion 25 (“APB 25”), Accounting for Stock Issued to Employees, and provided the required disclosures in accordance with SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In transitioning to SFAS 123R, we used the proscribed modified prospective transition method. Under the modified prospective transition method, the unrecognized expense of awards not yet vested at the date of adoption will be recognized in net income in the periods after the date of adoption using the same valuation method, Black-Scholes, and assumptions determined under the original provisions of SFAS 123. We recorded $14.6 million and $2.7 million of stock-based compensation in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2007 and 2006, respectively, and $23.5 million and $5.0 million for the six months ended June 30, 2007 and 2006, respectively. These amounts are included in the following expense categories (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Product cost of revenue	$188	$10	$278	$25
Service cost of revenue	1,023	199	1,605	483
Research and development	6,482	633	9,691	1,420
Sales and marketing	5,699	1,166	9,221	1,676
General and administrative	1,225	735	2,691	1,438
	$14,617	$2,743	$23,486	$5,042

In addition, we included in inventory approximately $405,000 and $32,000 of stock-based compensation at June 30, 2007 and December 31, 2006.

At June 30, 2007, there was $23.1 million of unrecognized compensation cost related to share-based awards, which is expected to be recognized over a weighted average period of approximately three years. At June 30, 2007, we had $1.2 million of additional stock-based compensation expense to be recorded over the remaining ESPP purchase period.

During December 2006, in order to remedy the unfavorable personal tax consequences for those who have not exercised stock options after December 31, 2005 subject to Section 409A, we entered into agreements with our directors and executives who are designated as Section 16 filers with the Securities and Exchange Commission. Our agreement with our directors and executives originally had a vesting requirement, but was amended in the first quarter of 2007 to eliminate such vesting requirement. This resulted in additional stock-based compensation expense of $1.2 million in the first quarter of 2007.

Our registration statements on Form S-8 were unavailable for use during a portion of fiscal 2006 and 2007. As a result, we extended the contractual terms of vested stock options held by former executives and other former employees aggregating approximately 833,000 and 1.7 million during the three and six months ended June 30, 2007, respectively. During the fourth quarter of 2006, we extended the contractual terms of approximately 756,000 vested stock options held by former executives and other former employees. Modifications of stock options subsequent to the departure of former employees were initially recorded as stock-based compensation expense in accordance with FAS 123R. Subsequently, the options were reclassified to current liabilities under the provisions of Emerging Issues Task Force (“EITF”) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). Under EITF 00-19, changes in fair value calculated at the end of each reporting period until final settlement using the Black-Scholes valuation model are expensed in our consolidated statement of operations in the period of change. We recorded additional stock-based compensation of $7.2 million and $10.8 million in the three and six months ended June 30, 2007, respectively, associated with modifications of stock options. We also recorded $0.2 million and $0.9 million in the three and six months ended June 30, 2007, respectively, of Other expense as a result of changes in the fair value of the liability awards. We are accounting for these liability awards as derivative financial instruments, and accordingly, changes in fair value are reported as Other expense. Any changes to the fair values of these options in future periods until settlement will be expensed in our consolidated statement of operations in the period of change.

During the first quarter of 2007, as a result of our inability to issue any securities under our registration statement on Form S-8, we extended the contractual terms of approximately 185,000 vested stock options held by current employees which were due to expire. We accounted for the modifications to extend the contractual term of the awards for current employees in accordance with SFAS 123R, and recorded expense of $0.8 million in the six months ended June 30, 2007.

In addition we were unable to issue shares under our ESPP as scheduled on February 28, 2007. As a result, the Company made multiple modifications to the ESPP in order to delay the issuance of shares until after we became current in our SEC reporting obligations. In addition, we delayed the commencement of the next scheduled ESPP period from March 1, 2007 to April 1, 2007. The modifications to the ESPP resulted in additional stock-based compensation expense of $2.8 million and $5.6 million in the three and six months ended June 30, 2007, respectively, and will result in an additional $3.3 million during the three months ending September 30, 2007.

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

•       Stock-based compensation;

•       Acquisitions;

•       Goodwill and identifiable intangible assets; and

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

Many of our sales involve complex contractual, multiple-element arrangements. When a sale includes multiple elements, such as products, maintenance and/or professional services, we recognize revenue using the residual method as we have not established VSOE of fair value for our products or specified features/upgrades. Revenue associated with undelivered elements that are not considered essential to the functionality of the product and for which VSOE of fair value has been established, is deferred based on the VSOE of fair value and any remaining arrangement fee is then allocated to, and recognized as, product revenue. We have established VSOE of fair value for maintenance arrangements (post-contract support) and some professional services. VSOE of fair value for maintenance and professional services is  determined by either  the price charged when the same element is sold separately or established by management having the relevant pricing authority. Our Pricing Committee has the relevant authority for establishing pricing for products and services. If we cannot establish VSOE of fair value for any undelivered element, including specified features and upgrades, we defer revenue on the entire arrangement until VSOE of fair value for all undelivered elements is known or all elements are delivered and all other revenue recognition criteria are met.

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

Acquisitions.   In accordance with the purchase method of accounting, the fair values of assets acquired and liabilities assumed are determined and recorded as of the date of the acquisition. We utilize independent valuation specialists to assist us in determining the fair values of identifiable intangible assets acquired in order to determine the portion of the purchase price allocable to these assets. Costs to acquire the business, including transaction costs, are allocated to the fair value of net assets acquired. Any excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill.

Goodwill and Purchased Intangible Assets.   At June 30, 2007, we had goodwill and net purchased intangible assets of $7.8 million and $2.9 million, respectively. Goodwill and intangible assets with indefinite lives are tested annually for impairment in accordance with the goodwill provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Recoverability of intangible assets with estimated lives and other long-lived assets is measured by comparing the carrying amount of the asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, we will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. Considerable judgment is required to estimate discounted future operating cash flows. Judgment is also required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible or other long-lived assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, a significant change in circumstances relative to a large customer, a significant decline in our stock price for a sustained period and a decline in our market capitalization to below net book value. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in the models and valuation reports. To the extent these future projections and estimates change, the estimated amounts of impairment could differ from current estimates.

Accounting for Income Taxes.   Our provision for income taxes is comprised of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. We provide for deferred income taxes resulting from temporary differences between financial and taxable income. Such differences arise primarily from tax net operating loss and credit carryforwards, depreciation, deferred revenue, stock-based compensation expense, accruals and reserves. We assess the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. If we were to determine that it was more likely than not that we would be unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to operations in the period that such determination was made. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which we operate and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Such assessment is completed on a jurisdiction by jurisdiction basis.

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

Three and Six Months Ended June 30, 2007 and 2006

Revenue.   Revenue for the three and six months ended June 30, 2007 and 2006 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Product	$52,171	$48,853	$103,798	$93,395
Service	23,322	15,627	42,841	31,080
Total revenue	$75,493	$64,480	$146,639	$124,475

Product revenue is comprised of sales of our voice infrastructure products, including our GSX9000™ and GSX4000™  Open Services Switches, PSX Call Routing Server, SGX Signaling Gateway, ASX Feature Server, the Sonus Insight™ Management System and related product offerings. Product revenue for the three and six months ended June 30, 2007 increased 6.8% and 11.1%, respectively, from the comparable prior year periods. The increase in product revenue in both current year periods was primarily the result of increased product sales and shipments, including the successful completion of the deployment of our products into new and expanded customer networks.

Service revenue is primarily comprised of hardware and software maintenance and support, network design, installation and other professional services. Service revenue increased 49.2% in the three months ended June 30, 2007 and 37.8% in the six months ended June 30, 2007, compared to the same prior year periods. The increase in the three months ended June 30, 2007 was primarily the result of higher maintenance and installation revenue; the increase in the six months ended June 30, 2007 was primarily attributable to higher maintenance, installation and resident engineering revenue.

AT&T contributed more than 10% of our revenue in both the three and six months ended June 30, 2007. Cingular Wireless (part of AT&T as of January 1, 2007) contributed more than 10% of our revenue in both the three and six months ended June 30, 2006. For presentation purposes, AT&T (in fiscal 2007) and Cingular Wireless (in fiscal 2006) are reported as the same customer in year to year comparisons.

International revenue was approximately 25% and 5% of revenue for the three months ended June 30, 2007 and 2006, respectively, and 21% and 14% of revenue for the six months ended June 30, 2007 and 2006, respectively. We expect that international revenue will remain uneven as a percentage of revenue from quarter to quarter.

Our deferred product revenue was $34.6 million and $32.7 million at June 30, 2007 and December 31, 2006, respectively. Our deferred service revenue was $52.0 million and $61.5 million at June 30, 2007 and December 31, 2006, respectively. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights, customer creditworthiness and maintenance revenue deferrals included in multiple element arrangements. At June 30, 2007 and December 31, 2006, deferred revenue and accounts receivable excluded $21.7 million and $12.4 million, respectively, related to products shipped and billed to customers for which revenue is recognized as cash is collected, or for which title had not passed to the customer as of the period end date.

Cost of Revenue/Gross Profit.   Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs and inventory obsolescence. Cost of revenue and gross profit as a percentage of revenue for the three and six months ended June 30, 2007 and 2006 were as follows (in thousands, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Cost of product	$23,561	$16,199	$40,643	$32,082
Cost of service	9,563	6,987	18,142	13,716
Total cost of revenue	$33,124	$23,186	$58,785	$45,798
Gross profit margin (% of respective revenue)
Product	54.8%	66.8%	60.8%	65.6%
Service	59.0%	55.3%	57.7%	55.9%
Total gross profit margin	56.1%	64.0%	59.9%	63.2%

The decrease in product gross profit as a percentage of revenue was primarily due to product mix. We believe that our product gross profit over time will remain in our long-term financial model of 58% to 62%. The increase in service gross profit as a percentage of service revenue was primarily due to higher service revenue relative to our fixed service costs. Our service cost of revenue is relatively fixed in advance of any particular quarter and, therefore, changes in service revenue will have a significant impact on service gross profit percentage.

Research and Development Expenses.   Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $22.4 million for the three months ended June 30, 2007, an increase of $9.5 million, or 73.3%, from $12.9 million in the same period of fiscal 2006. Research and development expenses were $41.0 million for the six months ended June 30, 2007, an increase of $15.0 million, or 58.0%, from $26.0 million in the six months ended June 30, 2006. The current year increases primarily reflect an increase in salary and related expenses associated with increased headcount and stock-based compensation. Stock-based compensation costs accounted for $5.8 million and $8.3 million of increased research and development expenses in the three and six months ended June 30, 2007, compared to the same prior year periods. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market.

Sales and Marketing Expenses.   Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses were $21.2 million for the three months ended June 30, 2007, an increase of $5.6 million, or 35.6%, compared to $15.6 million in the same prior year period. Sales and marketing expenses were $44.3 million for the six months ended June 30, 2007, an increase of $14.6 million, or 49.2%, from $29.7 million in the comparable prior year period.  The current year increases primarily reflect an increase in salaries, commissions and travel expenses associated with increased headcount related to the expansion of our worldwide sales and support coverage and higher sales levels, stock-based compensation expense and evaluation equipment expenses. Stock-based compensation costs accounted for $4.5 million and $7.5 million of increased sales and marketing expenses in the three and six months ended June 30, 2007, compared to the same prior year periods.

General and Administrative Expenses.   General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses were $14.2 million for the three months ended June 30, 2007, an increase of $7.0 million, or 95.9%, compared to $7.2 million in the same prior year period. General and administrative expenses for the six months ended June 30, 2007 were $28.3 million, an increase of $14.1 million, or 98.7%, compared to $14.2 million in the six months ended June 30, 2006. The increase in both the three and six month current year periods primarily reflects higher professional fees, including $9.9 million and $14.1 million, respectively, of professional fees and other costs associated with our stock option review and resulting restatement, stock compensation expense and salary and related expenses associated with increased headcount, partially offset by a decrease in directors and officers insurance premiums. Stock-based compensation expense accounted for $0.5 million and $1.3 million of increased general and administrative expenses in the three and six months ended June 30, 2007, compared to the same prior year periods.

Interest Income, net.   Interest income consists of interest earned on our cash equivalents, marketable debt securities and long-term investments. Interest expense in the current year periods primarily relates to interest on capital lease obligations. Interest expense in the prior year periods includes interest incurred on a convertible subordinated note and capital lease obligations. Interest income, net of interest expense, was $4.4 million and $9.1 million, respectively, for the three and six months ended June 30, 2007, and $3.8 million and $7.1 million, respectively, for the three and six months ended June 30, 2006. This increase is primarily attributable to higher balances available for investment and higher interest rates on our invested funds.

Other Expense.   We recorded $0.2 million and $0.9 million of expense in the three and six months ended June 30, 2007, to reflect the change in fair value of stock options modified to extend their expiration dates subsequent to the departure of the former employees who are the optionees affected.

Income Taxes.   We provide for income taxes during interim periods based on the estimated effective tax rate for the full fiscal year, and record a cumulative adjustment to the tax provision in an interim period in which a change in the estimated annual effective tax rate is determined. Our effective tax rate, including discrete items, was 37.8% for both the three and six months ended June 30, 2007, compared to 4.3% and 7.5%, respectively, for the three and six months ended June 30, 2006. The income tax benefit of $4.2 and $6.6 million in the three and six months ended June 30, 2007, respectively, primarily reflects a current benefit for federal, state and foreign taxes. The income tax benefit for the six months ended June 30, 2007 also includes a discrete expense of $52,000 which consists of $46,000 related to the tax effect of certain stock option activity as required by SFAS 123R and $6,000 related to interest accrued on uncertain tax positions. The income tax provision of $0.4 million and $1.2 million for the three and six months ended June 30, 2006, respectively, reflects a current provision for federal, state and foreign taxes. In addition, we maintained a full valuation allowance against our domestic deferred tax assets for these periods. At December 31, 2006, the Company released the majority of its deferred tax asset valuation allowance. The effective tax rate, including discrete items, could be volatile depending on the nature and timing of the dispositions of incentive stock options, the exercise of nonqualified stock options and the resolution of uncertain tax positions.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

At June 30, 2007, our principal sources of liquidity were our cash, cash equivalents, marketable debt securities and long-term investments that totaled $344.7 million.

Our operating activities provided $0.3 million of cash in the six months ended June 30, 2007, compared to $5.4 million in the same prior year period. Non-cash adjustments to our net loss primarily related to stock-based compensation, deferred income taxes, depreciation and amortization of property and equipment, the increase in fair value of modified stock options held by former employees and amortization of purchased intangible assets. These amounts were offset by increases of $10.6 million, $5.7 million and $1.3 million in inventory, other operating assets and accounts receivable, respectively. The increase in inventory levels is primarily due to a buildup of stock in anticipation of increased sales demand in the second half of the fiscal year. Decreases in deferred revenue and accrued expenses, deferred rent and accrued restructuring expenses used $7.4 million and $6.9 million of cash, respectively. The decrease in deferred revenue is primarily attributable to lower levels of deferred service revenue compared to December 31, 2006. The decrease in accrued expenses, deferred rent and accrued restructuring expenses is primarily attributable to lower income taxes payable, employee compensation and related costs, and accrued royalties, partially offset by the accumulation of employee stock purchase plan contributions resulting from our inability to issue shares of our common stock through the Employee Stock Purchase Plan (“ESPP”) and increased sales and other taxes payable. Higher accounts payable levels provided $6.5 million of cash. Cash provided by operating activities in the six months ended June 30, 2006 came from net income, after adjustments for non-cash items including stock-based compensation and depreciation and amortization of property and equipment, coupled with $4.2 million of lower inventory levels. These amounts were partially offset by decreases of $6.7 million and $3.7 million in deferred revenue and accounts payable, respectively, and higher levels of accounts receivable and other operating assets aggregating $13.0 million.

Our investing activities provided $17.9 million of cash in the six months ended June 30, 2007, primarily comprised of $33.6 million of net maturities of marketable debt securities and long-term investments, partially offset by $8.8 million spent to acquire Zynetix Limited and $7.1 million of investments in property and equipment. In the six months ended June 30, 2006, our net investment in marketable debt securities and long-term investments was $129.4 million, and we used $5.2 million of cash to purchase property and equipment.

Our financing activities used $0.7 of cash in the six months ended 30, 2007, of which $0.3 million was used to pay notes payable to the shareholders of Zynetix, a liability we assumed in connection with our acquisition of Zynetix, $0.3 million was used to pay tax withholding obligations related to the net share settlement in December 31, 2006 of a restricted stock award and $0.1 million was used for payments on our to capital leases for office equipment. Due to the stock option review and related restatement, which we recently completed, we had been unable to issue shares of our common stock through either the ESPP or to allow any exercises of outstanding options to purchase our common stock during the six months ended June 30, 2007. Our financing activities provided $3.7 million of cash in the six months ended June 30, 2006, the result of $13.7 million of proceeds from the sale of common stock in connection with our ESPP and the exercise of stock options, partially offset by the repayment of our $10.0 million convertible subordinated note.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides specific guidance on disclosures for companies who elect not to restate prior periods for misstatements and instead elect to record a cumulative-effect adjustment. We applied the provisions of SAB 108 effective December 31, 2006. The application of SAB 108 had no impact on our consolidated results of operations or financial condition.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the Exchange Act)), as of June 30, 2007, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

In our Management’s Report on Internal Control over Financial Reporting filed with our Annual Report on Form 10-K for the year ended December 31, 2006, we reported material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). During the quarter ended June 30, 2007, we continued to design enhancements to our controls and implemented a limited number of changes to address the reported material weaknesses, as defined by the Public Company Accounting Oversight Board. As a result of these material weaknesses, which were not remediated as of June 30, 2007, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2007.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2007, we made changes that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting as follows:

Inadequate monitoring of foreign locations:

•       Designed a formal closing checklist and internal management representation letter to improve and standardize the financial closing and review process at foreign locations.

Inadequate revenue recognition procedures and controls:

•       Hired an additional Sales Controller; and

•       Created and implemented a revenue closing checklist to ensure key contract terms for each customer are identified and reviewed on a timely basis;

Inadequate financial statement preparation and review procedures:

•       Hired a new Property and Equipment Accountant; and

•       Improved segregation of duties control related to bank signatories.

In addition, we will continue to design and implement additional policies and procedures during the remediation of our reported material weaknesses.

Risks and Inherent Limitations

Prior to the complete remediation of these material weaknesses, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. Moreover, because of the inherent limitations in all control systems, no evaluation of controls—even when we conclude the controls are operating effectively—can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

The investigation of our historical stock option practices and the restatement of our prior financial statements required us to incur substantial expenses and diverted our management’s attention from our business, which may impact our business, financial position and results of operations and the trading price of our common stock.

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

Our historical stock option granting practices and the restatement of our financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement action. For more information regarding our current litigation and related inquiries, please see Part II, Item 1 “Legal Proceedings” as well as the other risk factors related to litigation set forth in this section. We have provided the results of our internal review and independent investigation to the SEC, which has notified us of a formal order of private investigation. We have responded to requests for documents and additional information and we intend to continue to cooperate with the SEC. No assurance can be given regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters will be time-consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

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

Failure or circumvention of our controls and procedures could impair our ability to report accurate financial results and could seriously harm our business.

As described in Item 4 of this Form 10-Q, we have made significant changes in our internal control over financial reporting and our disclosure controls and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. The failure or circumvention of our controls, policies and procedures could impair our ability to report accurate financial results and could have a material adverse effect on our business, results of operations and financial position.

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

From August 9, 2006 through August 2, 2007, we were not current in our SEC filings. If we are unable to remain current in our SEC filings, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans), or pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors.”  In addition, our affiliates will not be able to sell our securities pursuant to Rule 144 under the Securities Act. Finally, we will not be eligible to use a “short form” registration statement on Form S-3 until September 1, 2008 and we have lost our status as a “well known seasoned issuer,” including the registration advantages associated with such status. These restrictions may impair our ability to raise capital in the public markets should we desire to do so, and to attract and retain key employees.

Our common stock may be delisted from the NASDAQ Global Select Market and transferred to the National Quotation Service Bureau (“Pink Sheets”), which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

On August 2, 2007, we filed the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Second Quarter Form 10-Q”), the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “Third Quarter Form 10-Q”), the Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”) and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “First Quarter Form 10-Q”) with the SEC. We consider that the filing of these reports has remedied our non-compliance with Marketplace Rule 4310(c)(14), subject to NASDAQ’s affirmative completion of its compliance protocols and its notification to us accordingly. However, if NASDAQ disagrees with our position or if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports or other actions that might result in the delisting of our common stock from the NASDAQ Global Select Market.

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

We have incurred significant losses since inception and, at June 30, 2007, had an accumulated deficit of $739.2 million. Although we achieved profitability on an annual basis in fiscal 2006, fiscal 2005 and fiscal 2004, we have incurred a net loss in certain quarters and may incur additional losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We have not announced any currently effective authorization to repurchase shares of our common stock. However, upon vesting of restricted stock awards, employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. The following table summarizes repurchases of our common stock during the second quarter of fiscal 2007, which represent shares returned to satisfy tax withholding obligations:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2007 to April 30, 2007	14,302	$7.73	—	—
May 1, 2007 to May 31, 2007	—	—	—	—
June 1, 2007 to June 30, 2007	—	—	—	—
Total	14,302	$7.73	—	—

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2007	SONUS NETWORKS, INC.
	By:	/s/ Ellen B. Richstone
Ellen B. Richstone Chief Financial Officer (Principal Financial Officer)
	By:	/s/ Paul K. McDermott
Paul K. McDermott Vice President of Finance, Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.