Form 10-Q
period 2007-09-30
SONUS NETWORKS INC
filed 2007-11-09
CIK 1105472

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

        Large accelerated filer ☒                    Accelerated filer ☐                    Non-accelerated filer ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        As of November 2, 2007, there were 268,357,205 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2007
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

SONUS NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$91,945	$44,206
Marketable debt securities	234,221	256,485
Accounts receivable, net	73,193	70,726
Inventory	51,765	22,266
Deferred income taxes	37,573	21,808
Other current assets	22,759	18,523

Total current assets	511,456	434,014
Property and equipment, net	19,595	19,051
Purchased intangible assets, net	2,818	—
Goodwill	8,012	—
Long-term investments	51,475	60,189
Deferred income taxes	54,100	52,613
Other assets	2,947	23,737

	$650,403	$589,604

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$20,764	$17,219
Accrued expenses	73,742	43,714
Current portion of deferred revenue	75,317	60,383
Current portion of long-term liabilities	1,000	501

Total current liabilities	170,823	121,817
Long-term deferred revenue	17,296	33,787
Deferred income taxes	932	—
Long-term liabilities, net of current portion	2,494	1,467

Total liabilities	191,545	157,071

Commitments and contingencies (Notes 14 and 18)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized; 269,421,831 and 262,065,332 shares issued; 267,124,921 and 259,768,422 shares outstanding at September 30, 2007 and December 31, 2006, respectively	269	262
Additional paid-in capital	1,223,602	1,160,853
Accumulated deficit	(766,009)	(728,233)
Accumulated other comprehensive income (loss)	1,263	(82)
Treasury stock, at cost; 2,296,910 common shares at September 30, 2007 and December 31, 2006	(267)	(267)

Total stockholders' equity	458,858	432,533

	$650,403	$589,604

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue:
Product	$55,143	$53,485	$158,941	$146,880
Service	21,428	22,524	64,269	53,604

Total revenue	76,571	76,009	223,210	200,484

Cost of revenue:
Product	21,887	18,612	62,530	50,694
Service	9,279	7,571	27,421	21,287

Total cost of revenue	31,166	26,183	89,951	71,981

Gross profit	45,405	49,826	133,259	128,503

Operating expenses:
Research and development	21,039	13,165	62,087	39,141
Sales and marketing	19,493	16,959	63,762	46,630
General and administrative	14,180	8,213	42,444	22,441
Settlement of litigation	40,000	—	40,000	—

Total operating expenses	94,712	38,337	208,293	108,212

Income (loss) from operations	(49,307)	11,489	(75,034)	20,291
Interest expense	(40)	(11)	(123)	(229)
Interest income	4,485	4,058	13,631	11,399
Other income, net	2,024	—	1,088	—

Income (loss) before income taxes	(42,838)	15,536	(60,438)	31,461
Income tax benefit (provision)	16,066	(1,166)	22,712	(2,361)

Net income (loss)	$(26,772)	$14,370	$(37,726)	$29,100

Net income (loss) per share:
Basic	$(0.10)	$0.06	$(0.14)	$0.12
Diluted	$(0.10)	$0.06	$(0.14)	$0.11
Shares used in computing net income (loss) per share:
Basic	262,913	254,102	260,834	252,291
Diluted	262,913	257,158	260,834	255,992

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(37,726)	$29,100
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	9,994	7,363
Amortization of purchased intangible assets	284	—
Stock-based compensation	35,115	7,479
Provision for settlement of litigation	40,000	—
Loss on disposal of property and equipment	12	7
Decrease in fair value of modified stock options held by former employees	(1,088)	—
Deferred income taxes	(17,152)	519
Changes in operating assets and liabilities:
Accounts receivable	(1,512)	23,463
Inventory	(8,991)	12,125
Other operating assets	(3,620)	(5,255)
Accounts payable	1,869	(10,069)
Accrued expenses, deferred rent and accrued restructuring expenses	(12,565)	(1,506)
Long-term obligations	—	(418)
Deferred revenue	(2,253)	(41,208)

Net cash provided by operating activities	2,367	21,600

Cash flows from investing activities:
Purchases of property and equipment	(8,955)	(7,872)
Acquisition of Zynetix Limited	(8,825)	—
Maturities of available-for-sale marketable debt securities	70,358	103,814
Purchases of available-for-sale marketable debt securities	(67,958)	(38,290)
Maturities of held-to-maturity marketable debt securities and long-term investments	277,704	118,464
Purchases of held-to-maturity marketable debt securities and long-term investments	(249,126)	(308,934)
Decrease in restricted cash	261	250

Net cash provided by (used in) investing activities	13,459	(132,568)

Cash flows from financing activities:
Sale of common stock in connection with employee stock purchase plan	5,613	4,764
Proceeds from exercise of stock options	26,183	23,155
Repayment of convertible subordinated note	—	(10,000)
Repayment of notes payable to Zynetix Limited shareholders	(335)	—
Payment of tax withholding obligations related to net share settlement of restricted stock awards	(399)	—
Principal payments of capital lease obligations	(148)	(36)

Net cash provided by financing activities	30,914	17,883

Effect of exchange rate changes on cash and cash equivalents	999	(2)

Net increase (decrease) in cash and cash equivalents	47,739	(93,087)
Cash and cash equivalents, beginning of period	44,206	155,679

Cash and cash equivalents, end of period	$91,945	$62,592

Supplemental disclosure of cash flow information:
Interest paid	$123	$213
Income taxes paid	$2,807	$2,023
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$1,243	$1,037
Property and equipment acquired under capital lease	$247	$—
Property and equipment acquired as part of a facility lease	$—	$50
Supplemental disclosure of non-cash financing activities:
Issuance of restricted stock	$427	$—
Modifications of stock options—reclassification from equity to liability award	$392	$—
Exercise of stock options previously modified—reclassification from liability awards to equity	$984	$—
Stock option tender offer—reduction of equity to establish tender offer liability	$1,609	$—

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Basis of Presentation

  Business

        Sonus Networks, Inc. ("Sonus" or the "Company") was incorporated in 1997 and is a leading provider of voice infrastructure solutions for wireline and wireless service providers. Sonus offers a new generation of carrier-class infrastructure equipment and software that enables voice services to be delivered over packet-based networks.

  Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Sonus pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements and should be read in conjunction with the audited financial statements included in Sonus' Annual Report on Form 10-K for the year ended December 31, 2006.

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

        On April 13, 2007, the Company completed the acquisition of Zynetix Limited ("Zynetix") (see Note 5). The operating results of Zynetix have been included in the Company's condensed consolidated financial statements for the period subsequent to its acquisition.

        The Company operates in a single segment. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. To date, the chief operating decision maker has made such decisions and assessed performance at the company level, as one segment. The Company's chief operating decision maker is its President, Chief Executive Officer and Chairman.

        The Company has reclassified the balance of Accrued restructuring expenses to Accrued expenses at December 31, 2006 to conform to the September 30, 2007 presentation.

  Use of Estimates and Judgments

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these financial statements include revenue recognition for multiple element arrangements, allowances for doubtful accounts, estimated fair value of investments, inventory reserves, expected future cash flows used to evaluate the recoverability of long-lived assets, restructuring and other related charges, contingencies associated with revenue contracts, assumptions used to determine the fair value of stock-based compensation, assumptions used to determine the fair value of purchased intangible assets, contingent liabilities and recoverability of Sonus' net deferred tax assets and related valuation allowance. Sonus regularly assesses these estimates and records changes in estimates in the period in which they become known. Sonus bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

  Principles of Consolidation

        The accompanying condensed consolidated financial statements include the accounts of Sonus and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

  Recent Accounting Pronouncements

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. SFAS 159 establishes presentation and disclosure requirements, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective in fiscal years beginning after November 15, 2007, although its provisions may be applied earlier if certain conditions are met. The Company is currently evaluating the impact of SFAS 159 on its consolidated results of operations and financial condition.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides a single definition of fair value, along with a framework for measuring it, and requires additional disclosure about using fair value to measure assets and liabilities. SFAS 157 emphasizes that fair value measurement is market-based, not entity-specific, and establishes a fair value hierarchy in which the highest priority is quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed according to their level within this hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice in certain ways, including requiring entities to include their own credit standing when measuring their liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of SFAS 157 on its consolidated results of operations and financial condition.

        In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides specific guidance on disclosures for companies who elect not to restate prior periods for misstatements and instead elect to record a cumulative-effect adjustment. The Company applied the provisions of SAB 108 effective December 31, 2006. The application of SAB 108 had no impact on the Company's consolidated results of operations or financial condition.

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes ("SFAS 109"). FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recorded an increase to the accumulated deficit of $0.1 million to reflect the cumulative effect of the adoption of FIN 48 on January 1, 2007 (see Note 15).

(2) Revenue Recognition

        Sonus' products are primarily marketed based on the software elements contained therein. In addition, hardware sold generally can not be used apart from the software. Therefore, Sonus considers its principal products to be software-related. Sonus recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility of the related receivable is probable under ordinary payment terms. When Sonus has future obligations, including a requirement to deliver additional elements which are essential to the functionality of the delivered elements or for which vendor-specific objective evidence of fair value ("VSOE") does not exist or customer acceptance is required, Sonus defers revenue recognition and related costs until those obligations are satisfied. The ordering patterns and sales lead times associated with customer orders may vary significantly from period to period.

        Many of Sonus' sales involve complex contractual, multiple element arrangements. When a sale includes multiple elements, such as products, maintenance and/or professional services, Sonus recognizes revenue using the residual method. Revenue associated with undelivered elements that are considered not essential to the functionality of the product and for which VSOE has been established, is deferred based on the VSOE value and any remaining arrangement fee is then allocated to, and recognized as, product revenue. VSOE is determined based upon the price charged when the same element is sold separately or established by the relevant pricing authority. If Sonus cannot establish VSOE for each undelivered element, including specified upgrades, it defers revenue on the entire arrangement until VSOE for all undelivered elements is known or all elements are delivered and all other revenue recognition criteria are met.

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

(3) Net Income (Loss) Per Share

        Net income (loss) per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive. Potential dilutive common shares consist of common stock issuable upon the exercise of stock options under the Company's 1997 Stock Incentive Plan ("Stock Plan") and purchases of shares of common stock under the Company's 2000 Employee Stock Purchase Plan ("ESPP") using the treasury stock method.

        The calculation of shares used to compute basic and diluted net income per share is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Weighted average shares outstanding—basic	262,913	254,102	260,834	252,291
Potential dilutive common shares	—	3,056	—	3,701

Weighted average shares outstanding—diluted	262,913	257,158	260,834	255,992

        The calculation above for the three months ended September 30, 2006 excludes options to purchase shares of common stock aggregating approximately 23.3 million shares, as their effect would be antidilutive. The calculation above for the nine months ended September 30, 2006 excludes options to purchase shares of common stock and shares of common stock issuable upon conversion of a convertible subordinated note aggregating approximately 21.1 million shares, as their effect would be antidilutive.

(4) Comprehensive Income (Loss)

        Sonus' comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income (loss)	$(26,772)	$14,370	$(37,726)	$29,100
Foreign currency translation adjustments	1,442	(13)	1,345	(34)

Comprehensive income (loss)	$(25,330)	$14,357	$(36,381)	$29,066

(5) Acquisition of Zynetix Limited

        On April 13, 2007, Sonus completed the acquisition of Zynetix, a privately-held designer of innovative Global System for Mobile Communications ("GSM") infrastructure solutions located in the United Kingdom. The Company believes that integrating Zynetix technology with Sonus' IP Multimedia Subsystem ("IMS") portfolio is a critical step in the development of Sonus' wireless portfolio of 3G and GSM next generation solutions that address the demand for carrier-class, end-to-end IP-based networks. In consideration, Sonus paid the selling shareholders £3,000,000 on the acquisition date (U.S. $5.9 million) and £1,330,583 on June 11, 2007 (U.S. $2.6 million). The share purchase agreement also includes two additional potential payments (the "earnouts") to the selling shareholders: (1) £1,500,000 payable on May 1, 2008 (U.S. $3.1 million at September 30, 2007); and (2) 175,000 shares of Sonus common stock deliverable on April 30, 2009, both contingent upon the business achieving certain predetermined financial and business metrics. Each earnout will be recorded as an addition to the purchase price at the time the contingency is resolved and consideration is distributable. In addition, the Company paid $0.3 million in transaction costs related to the acquisition. A summary of the transaction is as follows (in thousands):

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

        The preliminary amounts assigned to identifiable intangible assets acquired were based on their respective fair values determined as of the acquisition date. The Company is amortizing these identifiable intangible assets using the straight-line method over their respective useful lives, which range from three to seven years (see Note 9). The excess of the purchase price over net assets acquired was recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the goodwill will not be amortized, but will instead be tested for impairment at least annually. The goodwill is not deductible for income tax purposes. Pro forma results of operations are not presented as the amounts are not material to the Company's historical results.

(6) Cash Equivalents, Marketable Debt Securities and Long-term Investments

        Cash equivalents are stated at cost, which approximates fair value, and have remaining maturities of three months or less at the date of purchase.

        Cash equivalents and marketable debt securities are invested in high-quality debt instruments, primarily U.S. Government, municipal and corporate obligations. Investments in U.S. Government and corporate obligations are classified as held-to-maturity, as Sonus has the intent and ability to hold them to maturity. Held-to-maturity marketable debt securities are reported at amortized cost. Investments in municipal obligations are classified as available-for-sale and are reported at fair value. Unrealized gains and losses from available-for-sale marketable debt securities were not material for the periods presented. The unrealized losses related to these securities at September 30, 2007 are not considered to be a permanent decline in the fair value of such securities. There have been no material realized gains or losses to date. Current marketable debt securities include held-to-maturity investments with remaining maturities of less than one year as of the balance sheet date and available-for-sale investments that are expected to be sold in the current period or to be used in current operations. Long-term investments include held-to-maturity investments with remaining maturities of one to five years as of the balance sheet date.

        At September 30, 2007 and December 31, 2006, marketable debt securities and long-term investments consisted of the following (in thousands):

	September 30, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable debt securities
Available-for-sale:
State and municipal obligations	$25,750	$—	$—	$25,750
Held-to-maturity:
U.S. government agency notes	87,423	130	(3)	87,550
Corporate debt securities	33,863	5	(49)	33,819
Commercial paper	87,185	157	(283)	87,059

	$234,221	$292	$(335)	$234,178

Long-term investments
Held-to-maturity:
U.S. government agency notes	$32,986	$116	$(6)	$33,096
Corporate debt securities	18,489	24	(28)	18,485

	$51,475	$140	$(34)	$51,581

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable debt securities
Available-for-sale:
State and municipal obligations	$28,150	$—	$—	$28,150
Held-to-maturity:
U.S. government agency notes	97,698	9	(110)	97,597
Corporate debt securities	32,878	6	(43)	32,841
Commercial paper	97,759	7	(358)	97,408

	$256,485	$22	$(511)	$255,996

Long-term investments
Held-to-maturity:
U.S. government agency notes	$44,835	$11	$(39)	$44,807
Corporate debt securities	15,354	5	(25)	15,334

	$60,189	$16	$(64)	$60,141

        Sonus' cash, cash equivalents and investment portfolio holdings were diversified among four financial institutions at September 30, 2007.

        At September 30, 2007 and December 31, 2006, Sonus had $80,000 and $341,000, respectively, of restricted cash, which is used to collateralize standby letters of credit. Restricted cash is included in Other current assets in the Condensed Consolidated Balance Sheets.

        In connection with the relocation of its headquarters to Westford, Massachusetts in January 2007, the Company issued a $500,000 standby letter of credit. The standby letter of credit may be drawn upon in the event of the Company's noncompliance with the terms and conditions of the sublease for the Westford headquarters facility.

        In connection with a customer sales order entered into in December 2006 for which no revenue has been recognized, the Company issued a €10.0 million (U.S. $14.3 million at September 30, 2007) standby letter of credit. The standby letter of credit may be drawn upon in the event that the customer has a right to a refund of a portion or all of its initial deposit under specific circumstances. The standby letter of credit will expire in June 2008.

(7) Accounts Receivable

        Accounts receivable consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Earned accounts receivable	$49,518	$42,086
Unearned accounts receivable	24,032	29,232

Accounts receivable, gross	73,550	71,318
Allowance for doubtful accounts	(357)	(592)

Accounts receivable, net	$73,193	$70,726

(8) Inventory

        Inventory consists of the following (in thousands):

	September 30, 2007	December 31, 2006
On-hand final assemblies and finished goods inventory	$19,069	$15,738
Unearned inventory	34,745	27,166
Evaluation inventory	5,337	4,380

Inventory, gross	59,151	47,284
Excess, obsolete and evaluation reserve	(7,386)	(5,969)

Inventory, net	51,765	41,315
Less current portion	(51,765)	(22,266)

Long-term portion (included in Other assets)	$—	$19,049

(9) Purchased Intangible Assets and Goodwill

        Purchased intangible assets consist of certain identifiable intangible assets resulting from the April 13, 2007 acquisition of Zynetix. The components of the Company's purchased intangible assets at September 30, 2007 consist of the following (in thousands):

	Useful life	Cost	Accumulated amortization	Net carrying value
Customer relationships	7 years	$1,450	$103	$1,347
Intellectual property	5 years	1,347	135	1,212
Trade name	3 years	311	52	259

		$3,108	$290	$2,818

        The Company amortizes its purchased intangible assets over the estimated useful lives of the respective assets, which have a weighted average useful life of 5.7 years. Amortization expense related to purchased intangible assets was $143,000 and $284,000 in the three and nine months ended

September 30, 2007. Estimated future amortization expense for purchased intangible assets recorded by the Company at September 30, 2007 is as follows (in thousands):

Remainder of 2007	$145
2008	580
2009	580
2010	502
2011	477
Thereafter	534

$2,818

        Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company's goodwill balance relates to the April 2007 acquisition of Zynetix. The changes in the carrying amounts of goodwill in the nine months ended September 30, 2007 are as follows (in thousands):

Balance at January 1, 2007	$—
Acquisition of Zynetix Limited	7,734
Foreign currency translation adjustment	278

Balance at September 30, 2007	$8,012

        In accordance with SFAS 142, goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). Recoverability of intangible assets with estimated lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset.

        Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, a significant change in circumstances relative to a large customer, a significant decline in the Company's stock price for a sustained period, and a decline in the Company's market capitalization to below net book value.

(10) Other Assets

        Other assets consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Prepaid commissions	$966	$3,103
Prepaid royalties	1,116	336
Deposits	865	1,249
Unearned inventory	—	19,049

	$2,947	$23,737

(11) Accrued Expenses

        Accrued expenses consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Employee compensation and related costs	$20,355	$21,715
Accrued litigation settlement	40,000	—
Employee stock purchase plan	621	1,966
Professional fees	2,703	4,223
Royalties	1,570	2,640
Income taxes payable	498	7,239
Sales taxes payable	320	761
Other taxes	4,246	3,486
Other	3,429	1,684

	$73,742	$43,714

(12) Deferred Revenue

        Deferred revenue consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Maintenance and support contracts	$39,096	$41,077
Customer deposits	31,456	23,861
Unearned revenue	22,061	29,232

Total deferred revenue	92,613	94,170
Less current portion	(75,317)	(60,383)

Long-term portion	$17,296	$33,787

(13) Stock-based Compensation

        Sonus issues options to purchase its common stock ("stock options") and restricted shares of common stock ("restricted stock") pursuant to the Stock Plan and provides employees the right to purchase stock pursuant to the ESPP. The Stock Plan provides for the award of stock options and restricted stock to employees, officers, directors (including those directors who are not employees or officers of the Company), consultants and advisors of the Company and its subsidiaries.

        The ESPP is designed to provide eligible employees of the Company and its participating subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The ESPP has a two year offering period comprised of four six month purchase periods (subject to extension). The purchase price of the stock is equal to 85% of the lower of the market price on the first day of the two year offering period or the market price on the last day of any of the four purchase periods. If the market price at any of the four purchase periods is less than the market price on the first date of the two year offering period, subsequent to the purchase, the offering period is cancelled and the employee is entered into a new two year offering period with the then current market price as the new base price. Sonus recognizes compensation expense associated with the ESPP in accordance with the provisions of SFAS No. 123(R), Share-based Payment ("SFAS 123R"), and FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option.

        Stock options are generally issued with an exercise price equal to the current market price on the date of grant with a four-year vesting period and contractual term of ten years. Restricted stock is generally issued with no purchase price, with fair value based on the market price on the date of grant. Sonus includes a portion of the fair value of stock compensation as part of its inventory, which is expensed as inventory is relieved, generally over six months. All of Sonus' stock-based compensation is accounted for as an equity instrument and there have been no liability awards granted; however, modifications to stock awards for certain former employees have been recorded as liabilities in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF 00-19"). These liability awards are accounted for as derivative financial instruments, and accordingly, are marked to market at each interim reporting date and the changes in fair value are recorded as Other income or expense.

        Sonus recorded $11.6 million and $2.4 million of stock-based compensation for the three months ended September 30, 2007 and 2006, respectively, and $35.1 million and $7.5 million, respectively, for the nine months then ended. These amounts are included as components of the following expense categories in the Condensed Consolidated Statements of Operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Product cost of revenue	$306	$34	$584	$59
Service cost of revenue	1,265	243	2,870	725
Research and development	4,099	630	13,790	2,050
Sales and marketing	3,509	769	12,730	2,447
General and administrative	2,450	761	5,141	2,198

	$11,629	$2,437	$35,115	$7,479

        In addition, Sonus included approximately $0.3 million and $32,000 of stock-based compensation at September 30, 2007 and December 31, 2006, respectively, in inventory.

        At September 30, 2007, there was $53.1 million of unrecognized compensation cost related to share-based awards, which is expected to be recognized over a weighted average period of approximately three years. At September 30, 2007, there was $5.8 million of additional stock-based compensation expense to be recorded over the remaining ESPP purchase period.

  Valuation Assumptions

        The grant-date fair value of options to purchase common stock granted in the three and nine months ended September 30, 2007 and 2006 was estimated using the Black-Scholes valuation model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.5%	4.8%	4.8%	4.8%
Expected dividend yield	—	—	—	—
Expected volatility	61%	62%	70%–78%	62%–85%
Weighted average volatility	61%	62%	75%	75%
Expected life (years)	4.5	4.5	4.5	4.5

        Based on the above assumptions, the weighted average fair value of stock options granted during the three and nine months ended September 30, 2007 was $3.04 and $3.00, respectively, and $2.51 and $3.01 for the three and nine months ended September 30, 2006, respectively.

        The fair value of the rights to purchase shares of common stock under the ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	3.7%–5.1%	2.7%–5.1%	3.6%–5.1%	1.8%–5.1%
Expected dividend yield	—	—	—	—
Expected volatility	46%–73%	51%–117%	46%–79%	51%–126%
Expected life (years)	0.33–2.0	0.42–2.0	0.33–2.0	0.42–2.0

        The risk-free interest rate is the average U.S. Treasury Constant Maturities Rate for the expected term. The expected dividend yield of zero is based on the fact that Sonus has never paid dividends and has no present intention to pay cash dividends. Expected volatility is based on a combination of historical and implied volatility; the Company believes that such a combination provides a more accurate estimate of the grant-date fair value because it is a more accurate indicator of the market's expectations regarding future volatility. The expected life for stock options is based on a combination of the Company's historical option patterns and exercise patterns within similar industries. The expected life for stock purchase rights under the ESPP is based on the purchase periods defined within the ESPP. The Company estimates its forfeiture rate at 5% per year, based upon its historical forfeitures.

  Stock Option and Restricted Stock Grant Activity

        In August 2007, as part of its employee compensation program, Sonus awarded an aggregate of 2.5 million shares of restricted stock and stock options for an aggregate of 6.9 million shares to eligible employees pursuant to the Stock Plan. Both types of awards vest over four years.

        The following table summarizes information relating to stock option activity during the nine months ended September 30, 2007:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	39,200,777	$4.92
Granted	10,526,345	$6.31
Exercised	(6,132,396)	$4.27
Canceled	(1,325,086)	$5.74
Expired	(404,233)	$9.22

Outstanding at September 30, 2007	41,865,407	$5.28	6.73	$47,540

Vested or expected to vest at September 30, 2007	40,568,982	$5.26	6.64	$46,880
Exercisable at September 30, 2007	28,465,625	$4.99	5.53	$39,812

        The activity related to the Company's outstanding restricted stock awards for the nine months ended September 30, 2007 is as follows:

	Shares	Weighted Average Grant-date Fair Value
Nonvested balance at December 31, 2006	330,000	$4.60
Granted	2,534,600	$5.65
Vested	(92,500)	$4.62
Canceled	(121,700)	$5.10

Nonvested balance at September 30, 2007	2,650,400	$5.58

        The total intrinsic value of stock options exercised during both the three and nine months ended September 30, 2007 was $10.1 million. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was $3.1 million and $7.6 million, respectively. The total fair value of stock options vested during the three and nine months ended September 30, 2007 was $3.9 million and $13.1 million, respectively, and $1.3 million and $4.8 million, respectively, during the three and nine months ended September 30, 2006.

        During December 2006, in order to remedy the unfavorable personal tax consequences for those who have not exercised stock options after December 31, 2005 subject to Section 409A of the Internal Revenue Code ("Section 409A"), the Company entered into agreements with its directors and executive officers who are or were subject to the disclosure requirements of Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act"). This resulted in additional stock-based compensation expense of approximately $1.2 million in the Company's consolidated financial statements in the nine months ended September 30, 2007.

        On September 10, 2007, the Company completed a tender offer to amend stock options issued in previous years for which it was subsequently determined that the exercise price was less than the fair value on the revised date of grant, in order to mitigate the unfavorable personal tax consequences under Section 409A. The impact of the amendment of such options resulted in a stock option modification under SFAS 123R. The terms of such tender offer require the Company to make cash payments to option holders in an amount equal to the difference between the exercise price of the original option and the amended price of the new option. The Company recorded a liability of approximately $3.5 million in the third quarter of 2007 for the present value of the fully vested cash payments to be paid in January 2008, of which $1.9 was recorded as stock-based compensation expense and $1.6 million was recorded as a reduction to Additional paid-in capital. The stock-based compensation expense amount represents the incremental fair value of the new options, and was recognized in the third quarter due to the fact that the future cash payments were fully vested as of the conclusion of the tender offer.

        The Company could not issue any securities under its registration statement on Form S-8 until it became current in its SEC reporting obligations for filing its periodic reports under the Exchange Act. Consequently, during the three and nine months ended September 30, 2007, the Company extended the contractual terms of approximately 0.4 million vested stock options and 2.1 million vested stock options, respectively, held by former executives and other former employees. The Company accounted for the modifications to extend the contractual term of the awards for former employees in accordance with SFAS 123R. As a result of the modifications, the Company recorded additional stock-based compensation of $0.9 million and $11.7 million in the three and nine months ended September 30, 2007, respectively. Based on the guidance in SFAS 123R and related FASB Staff Positions, after the modification those stock options held by former employees became subject to the provisions of EITF 00-19. As a result, certain of those stock option awards were reclassified as liability awards within current liabilities. Accordingly, at the end of each reporting period, the Company determines the fair value of those awards utilizing the Black-Scholes valuation model and recognizes any change in fair value in the Company's Condensed Consolidated Statement of Operations in the period of change until the awards are exercised, expire or are otherwise settled. The Company recorded Other income of $2.0 million and $1.1 million in the three and nine months ended September 30, 2007 as a result of changes in the fair value of the liability awards. As of September 30, 2007, these options were exercised or had expired, with the exception of options held by one former employee. The fair values of the awards that were exercised or had expired during the quarter ended September 30, 2007 were remeasured on the respective dates of exercise or expiration and recorded as an increase in stockholders' equity. The aggregate fair value of these liability awards included in current liabilities was $0.3 million and $1.1 million at September 30, 2007 and December 31, 2006, respectively.

        During the first quarter of 2007, as a result of the Company's inability to issue any securities under its registration statement on Form S-8, the Company extended the contractual terms of approximately 185,000 vested stock options held by current employees which were due to expire. The Company accounted for the modifications to extend the contractual term of the awards for current employees in accordance with SFAS 123R, and recorded expense of $0.8 million at the time of the extension.

        The Company was not able to issue shares under the ESPP as scheduled on February 28, 2007, delaying the issuance of shares until after it became current in its SEC reporting obligations. The Company also delayed the commencement of the next scheduled ESPP purchase period from March 1, 2007 to April 1, 2007. These modifications to the ESPP resulted in additional stock-based compensation expense of $3.2 million and $8.8 million in the three and nine months ended September 30, 2007, respectively.

(14) Settlement of 2004 Restatement Litigation

        On November 7, 2007, the Company reached an agreement to settle litigation against the Company and certain of its former and current officers alleging violations of federal securities laws in connection with the Company's 2004 restatement. Pursuant to the settlement, which is subject to court approval, the Company has agreed to pay $40.0 million to the shareholder classes in the case. The Company has recorded a $40.0 million charge and related liability in the third quarter of fiscal 2007 for the full amount of the settlement.

        The Company has approximately $15.3 million in insurance coverage from policies prior to June 2004 that could be used to help offset the costs of this litigation as well as other litigation pending against the Company and certain of its current and former officers and directors. Due to ongoing discussions with its insurer about the extent of the current insurance coverage available for, and current uncertainties about the outcome of, the other pending litigation including the 2006 shareholder derivative lawsuits, the Company's Board of Directors is unable to determine how much, if any, of this

$15.3 million in available insurance should be utilized toward the settlement as the Board does not at the present time have adequate facts to make an informed determination. The Board of Directors will make that decision when all reasonably ascertainable information is available. The Company anticipates that it will have significantly more information regarding available insurance coverage and the 2006 shareholder derivative lawsuits and the other pending litigation within the next one to three quarters to allow the Company's Board of Directors to make an informed decision as to how the available insurance will be utilized. Because the amount and timing of the utilization of the available insurance coverage is not presently certain, the amount, if any, of its realization is not assured at this time. In the event that some or all of the available insurance coverage is assured beyond a reasonable doubt of being utilized towards this settlement, the Company would record a gain in that subsequent reporting period for the amount of the insurance coverage utilized towards the settlement.

(15) Income Taxes

        Sonus provides for income taxes during interim periods based on the estimated effective tax rate for the full fiscal year. Sonus records cumulative adjustments to the tax provision in an interim period in which a change in the estimated annual effective rate is determined.

        In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS 109. Sonus adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of approximately $0.1 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the accumulated deficit. In addition, the Company has $7.1 million of federal and state unrecognized tax benefits consisting of $5.6 million related to research and development credits previously fully reserved for probable tax exposure and $1.5 million that reduced the Company's state net operating loss carryforward which previously had a full valuation allowance. These amounts did not result in an adjustment to the accumulated deficit at January 1, 2007. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period.

        At January 1, 2007, the Company had accrued $31,000 of interest and penalties related to uncertain tax positions. At September 30, 2007, the total amount of accrued interest and penalties was $40,000. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as various states and foreign jurisdictions. Generally, the tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which the Company and its subsidiaries are subject. The Company's federal net operating losses generated prior to 2003 could be adjusted on examination even though the year in which the loss was generated is otherwise closed by the statute of limitations. In 2006, the Massachusetts Department of Revenue ("Mass. DOR") commenced an examination of the Company's Massachusetts state income tax returns for 2002 and 2003. Sonus has extended the statute for the 2002 tax year to allow for additional time to complete this audit. As of September 30, 2007, the Mass. DOR had not proposed any significant adjustments to the Company's tax positions.

(16) Major Customers

        Customers who contributed at least 10% of Sonus' revenue in at least one of the three and nine month periods ended September 30, 2007 and 2006 are as follows:

	Three months ended September 30,		Nine months ended September 30,
Customer
	2007	2006	2007	2006
A	38%	*	39%	25%
B	*	43%	*	16%

*
Represents less than 10% of revenue.

        At September 30, 2007 and December 31, 2006, one customer and three customers, respectively, each accounted for at least 10% of Sonus' accounts receivable balance, representing a total of approximately 39% and 45%, respectively, of the Company's total accounts receivable balances. Sonus performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Sonus maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(17) Geographic Information

        The Company's classification of revenue by geographic area is determined by the location of the Company's customers. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
United States	84%	46%	81%	71%
Japan	8	51	9	23
Other Asia Pacific	1	*	*	3
Europe, Middle East and Africa	7	3	8	3
Other	*	*	2	*

	100%	100%	100%	100%

*
Represents less than 1% of revenue.

(18) Contingencies

  2001 IPO Litigation

        In November 2001, a purchaser of the Company's common stock filed a complaint in the United States District Court for the Southern District of New York against Sonus, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with Sonus' initial public offering ("IPO") and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased the Company's common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that the Company's registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between the underwriters and certain purchasers to make additional purchases in the after market. The claims against Sonus are asserted under Section 10(b) of the Exchange Act and Section 11 of the Securities Act of 1933 (the "Securities Act") and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against Sonus, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, Sonus, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against many of the individual defendants, including Sonus' officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including Sonus, but denied the remainder of the motion as to the defendants. In June 2003, a special committee of the Company's Board of Directors authorized Sonus to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. In October 2004, the court certified the class in a case against certain defendants. On February 15, 2005, the court preliminarily approved the terms of the proposed settlement contingent on modifications to the proposed settlement. On August 31, 2005, the court approved the terms of the proposed settlement, as modified. On April 24, 2006, the court held a hearing on a motion to approve the final settlement and took the matter under advisement. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court's October 2004 order certifying a class. On June 25, 2007, the Court entered an order terminating the settlement. Accordingly, the Company is unable to determine the ultimate outcome or potential range of loss, if any.

        On October 5, 2007, Vanessa Simmonds, a purported shareholder, filed a complaint in the Western District of Washington for recovery of short-swing profits under Section 16(b) of the Exchange Act against the underwriters in the IPO in 2000. The complaint seeks recovery against the underwriters for profits they received from the sale of Sonus common stock in connection with the IPO. The complaint also names Sonus as a nominal defendant. No Sonus officers or directors were named in the complaint. Sonus does not expect that this claim will have a material impact on its financial statements.

  2002 Securities Litigation

        Beginning in July 2002, several purchasers of the Company's common stock filed complaints in the United States District Court for the District of Massachusetts against Sonus, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act (the "Class Action Complaints"). The purchasers seek to represent a class of persons who purchased the Company's common stock between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that Sonus made false and misleading statements about its products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, the Company filed a motion to dismiss the Consolidated Amended Complaint on various grounds. On May 11, 2004, the court held oral argument on the motion, at the conclusion of which the court denied Sonus' motion to dismiss. The plaintiffs filed a motion for class certification on July 30, 2004. On February 16, 2005, the court certified the class and appointed a class representative. On March 9, 2005, the court appointed the law firm of Moulton & Gans as lead counsel. After the court requested additional briefing on the adequacy of the class representative, the class representative withdrew. Lead counsel then filed a motion to substitute a new plaintiff as the class representative. On May 19, 2005, the court held a hearing on the motion and took the matter under advisement. On August 15, 2005, the court issued an order decertifying the class and requiring the parties to submit a joint report informing the court whether the cases have been settled and whether defendants would be seeking to recover attorney's fees from the plaintiffs. On September 30, 2005, the plaintiffs filed motions to voluntarily dismiss their complaints with prejudice. On October 5, 2005, the court entered an order dismissing the cases. On June 26, 2006, the court issued an order denying Sonus' motion for recovery of attorneys' fees.

        On January 6, 2006, a purchaser of the Company's common stock filed a complaint in the United States District Court for the District of Massachusetts that is essentially identical to the Consolidated Amended Complaint previously filed against the defendants. The Court has appointed the Public Employees' Retirement System of Mississippi as lead plaintiff. The lead plaintiff has filed an Amended Consolidated Complaint. The defendants filed on April 19, 2007 a motion to dismiss the Amended Consolidated Complaint. There is no assurance Sonus will prevail in such a motion or defending this action. A judgment or a settlement of the claims against the defendants could have a material impact on the Company's financial results. It is too early to determine the ultimate outcome or potential range of loss, if any.

  2004 Restatement Litigation

        Beginning in February 2004, a number of purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts against Sonus and certain of its current officers and directors. On June 28, 2004, the court consolidated the claims. On December 1, 2004, the lead plaintiff filed a consolidated amended complaint. The complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act and Sections 11, 12(a), and 15 of the Securities Act, relating to the restatement of Sonus' financial results for 2001, 2002, and the first three quarters of 2003. Specifically, the complaint alleges that Sonus issued a series of false or misleading statements to the market concerning its revenues, earnings and financial condition. Plaintiffs contend that such statements caused the Company's stock price to be artificially inflated. The complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company's common stock during the period from March 28, 2002 through March 26, 2004. On January 28, 2005, Sonus filed a motion to dismiss the Section 10(b) and 12(a) claims and joined the motion to dismiss the Section 11 claim filed by the individual defendants. On June 1, 2005, the court held a hearing on the motion and allowed the plaintiff to file an amended complaint. The plaintiff filed an amended complaint that included the same claims and substantially similar allegations as set forth in the initial complaint. On September 12, 2005, the defendants filed motions to dismiss this amended complaint. On December 10, 2005, the court held a hearing on the motions and took the matter under advisement. On May 10, 2006, the court issued an order granting the defendants' motions in part and denying the motions in part. The court dismissed the Section 12(a)(2) claims against all the defendants and the Section 10(b) and Section 11 claims against the individual defendants. The court denied the motions as to the Section 10(b) and Section 11 claims against Sonus and Section 15 claims against the individual defendants. On September 25, 2007, the Court granted the plaintiff's motion for class certification. As discussed in Note 14, on November 7, 2007, the Company and the plaintiff agreed to settle the litigation for $40 million. The settlement is subject to approval by the court.

        In February 2004, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against Sonus and certain of its officers and directors, naming Sonus as a nominal defendant. Also in February 2004, two purported shareholder derivative lawsuits were filed in the business litigation session of the superior court of Suffolk County of Massachusetts against Sonus and certain of its directors and officers, also naming Sonus as a nominal defendant. The complaints claim that certain of Sonus' officers and directors breached their fiduciary duties to the Company's stockholders and to the Company. The complaints are derivative in nature and do not seek relief from Sonus. However, Sonus has entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to the Company's obligations under the indemnification agreements or applicable Delaware law. On September 27, 2004, the state court granted Sonus' motion to dismiss. On October 26, 2004, the plaintiffs filed a notice appealing the state court's dismissal of the actions. On June 24, 2005, the plaintiffs withdrew the appeal and dismissed the case with prejudice. In the federal actions, on June 28, 2004, the court consolidated and stayed the three actions. On October 12, 2004, the lead plaintiff filed a consolidated amended complaint. On June 1, 2005, the court held a hearing on the motion and allowed the plaintiff to file an amended complaint. On July 1, 2005, the plaintiff filed an amended complaint. The defendants renewed their motions to dismiss. On March 31, 2006, the court entered an order granting the defendants' motions to dismiss the amended complaint. On April 26, 2006, the plaintiff filed a notice of appeal of the dismissal order. On August 16, 2007, the First Circuit Court of Appeals affirmed the district court's decision dismissing the case. On September 13, 2007, the plaintiff filed a Petition for Rehearing and/or Rehearing by the full First Circuit Court of Appeals. Sonus does not expect that this claim will have a material impact on its financial statements.

  Patent Litigation

        On June 14, 2006, C2 Communications sued AT&T, Inc., Verizon Communications, Inc., Qwest, Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing and Level 3 in the Eastern District of Texas, Marshall Division. C2 Communications has alleged that each of the defendants infringe U.S. Patent No. 6,243,373 entitled "Method and Apparatus for Implementing a Computer Network Internet Telephone System." Sonus has agreed, subject to certain conditions, to assume the defense of Qwest, Global Crossing and Level 3 in this litigation to the extent the claim results from their use of products purchased from Sonus. There can be no assurance that other defendants who have purchased Sonus products will not seek indemnification from Sonus. The court issued a scheduling order with a trial date of August 4, 2008. Sonus believes that the defendants have substantial legal and factual defenses to the infringement claim, which the Company intends to pursue vigorously on behalf of the defendants for whom Sonus agrees or is required to assume defense of the litigation. However, there is no assurance any of the defendants will prevail in defending this action. There also can be no assurance that Sonus will not be required to indemnify any of the defendants from any judgment of infringement rendered against them. Sonus may be required to devote significant time and resources in connection with assuming the defense of the claim of infringement on behalf of the defendants for whom Sonus has agreed to assume defense of the litigation. An adverse outcome with respect to the claim and Sonus' indemnification could have a material adverse impact on Sonus' business, operating results and financial condition. Sonus cannot predict the ultimate outcome of this litigation or any potential impact on the Company's operating results or financial position.

        Sonus includes standard intellectual property indemnification provisions in its product agreements in the ordinary course of business. Pursuant to its product agreements, Sonus will indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by third parties with respect to Sonus products. Other agreements with Sonus' customers provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by Sonus or its subcontractors. Historically, Sonus' costs to defend lawsuits or settle claims relating to such indemnity agreements have been insignificant. Accordingly, the estimated fair value of these indemnification provisions is immaterial.

  2006 Stock Option Accounting Litigation

        On November 14, 2006, a purported shareholder derivative lawsuit was filed in the United District Court for the District of Massachusetts against Sonus and certain of its officers and directors, naming Sonus as a nominal defendant. Other purported shareholders filed virtually identical complaints. The suits claim that certain of Sonus' officers and directors breached their fiduciary duties to its stockholders and to Sonus in connection with its announced stock option review. The complaints are derivative in nature and do not seek relief from Sonus. However, Sonus has entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to the Company's obligations under the indemnification agreements or applicable Delaware law. By order dated December 18, 2006, the Court consolidated the actions. The plaintiffs have filed a consolidated complaint. The defendants filed on March 19, 2007 a motion to dismiss the consolidated complaint. The Court held a hearing on July 11, 2007, and took the motion under advisement. Sonus believes that it has substantial legal and factual defenses to the derivative claims, which it intends to pursue vigorously. There is no assurance Sonus will prevail in defending these actions. Sonus cannot predict the ultimate outcome of this litigation or any potential impact on the Company's operating results or financial position.

        On January 19, 2007, a purported shareholder derivative lawsuit was filed in the Superior Court Department of Middlesex County of Massachusetts against certain of the Sonus' directors and officers, also naming Sonus as a nominal defendant. Another purported shareholder filed a virtually identical complaint. The suits assert similar claims and seek relief similar to the derivative suits filed in federal court. On May 7, 2007, the plaintiffs filed a consolidated complaint. On June 6, 2007, the defendants moved to dismiss the consolidated complaint. The Court held a hearing on the motion on August 14, 2007 and took the matter under advisement. Sonus believes that it has substantial legal and factual defenses to the derivative claims, which it intends to pursue vigorously. There is no assurance Sonus will prevail in defending these actions. Sonus cannot predict the ultimate outcome of this litigation or any potential impact on the Company's operating results or financial position.

        As announced on March 19, 2007, the SEC is conducting a formal private investigation into Sonus' historical stock option granting practices. If the Company is subject to adverse findings, it could be required to pay damages or penalties or have other remedies imposed, including criminal penalties, which could adversely Sonus' business, financial position or results of operations.

  IRS Audit

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

(19) Departures of Chief Financial Officer and President and Chief Operating Officer

        On August 30, 2007, Ellen B. Richstone, the Chief Financial Officer and Sonus agreed that Ms. Richstone would retire as Chief Financial Officer effective September 30, 2007. In connection with Ms. Richstone's departure, the Company and Ms. Richstone entered into a Separation of Employment Agreement under which Ms. Richstone would receive a lump sum payment in the amount of one year of Ms. Richstone's annual base salary of $273,156 and the ability to exercise vested stock options for twelve months following her last day of employment, as well as other customary terms regarding her departure.

        On August 7, 2007, Albert A. Notini resigned as the Company's President and Chief Operating Officer effective August 10, 2007 and resigned from the Company's Board of Directors effective August 7, 2007. The resignation was not due to a disagreement relating to the Company's operation, policies or practices. In connection with Mr. Notini's resignation, the Company and Mr. Notini entered into a Separation of Employment Agreement under which Mr. Notini would receive a lump sum payment of $901,783 payable six months and a day after Mr. Notini's Separation Date, premium payments for health benefits (medical, dental and vision) through eighteen months from Mr. Notini's Separation Date, continued vesting of stock options for eighteen months following Mr. Notini's Separation Date and the ability to exercise vested stock options until the earlier of twenty-four months from Mr. Notini's Separation Date or their original expiration date, as well as other customary terms regarding his termination of employment.

        In connection with these departures from the Company, Sonus recorded a charge of $2.6 million in the third quarter of 2007. This amount is included in General and Administrative expense in the Company's Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007. The Company does not anticipate recording any additional expense related to these departures.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are subject to a number of risks and uncertainties. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and ourselves, and we do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the factors set forth in Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

        We are a leading provider of voice infrastructure solutions for wireline and wireless service providers. Our products are a new generation of carrier-class infrastructure equipment and software that enables voice services to be delivered over Internet Protocol ("IP") packet-based networks. Our target customers include both traditional and emerging communications service providers, including long distance carriers, local exchange carriers, Internet service providers, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers. IP packet-based networks, which transport traffic in small bundles, or "packets," offer a significantly more flexible, cost-effective and efficient means for providing communications services than existing circuit-based networks, designed years ago to primarily deliver telephone calls.

        Our suite of voice infrastructure solutions allows wireline and wireless operators to build converged voice over IP ("VoIP") networks. Our products are built on the same distributed, IP-based principles embraced by the IP Multimedia Subsystem ("IMS") architecture, as defined by the Third Generation Partnership Program ("3GPP"). This IMS architecture is being accepted by network operators globally as the common approach for building converged voice, data, wireline and wireless networks. The IMS architecture is based primarily on IP packets and the SIP protocol, which has been the foundation of our products since our formation.

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

        Since our inception through December 31, 2003, we incurred significant losses. At September 30, 2007, we had an accumulated deficit of $766.0 million. Although we achieved profitability on an annual basis in fiscal years 2006 and 2005, we incurred net losses in each of the first three quarters of 2007 and may incur additional losses in future quarters and years. We have a lengthy sales cycle for our products and, accordingly, we expect to incur sales and other expenses before we realize the related revenues. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses, many of which are fixed prior to the beginning of any particular fiscal period and, as a result, we will need to generate significant revenues to maintain profitability.

        We continue to focus on the key elements of our strategy, designed to capitalize on our technology and market lead and build a premier franchise in packet-based voice infrastructure solutions. We are currently focusing our major efforts in the following aspects of our business:

  •
  winning new business from key service providers;

  •
  adding new products to our portfolio;

  •
  expanding our global sales and support capabilities; and

  •
  opening new channels and markets for our products.

Acquisition of Zynetix Limited

        On April 13, 2007, we completed the acquisition of Zynetix Limited ("Zynetix"), a privately-held designer of innovative Global System for Mobile Communications ("GSM") infrastructure solutions located in the United Kingdom. In consideration, we paid the selling shareholders £3,000,000 on the acquisition date (U.S. $5.9 million), and £1,330,583 on June 11, 2007 (U.S. $2.6 million). We also paid $0.3 million of transaction costs related to this acquisition. The share purchase agreement also includes two additional potential payments to the selling shareholders: (1) £1,500,000 payable on May 1, 2008 (U.S. $3.1 million at September 30, 2007); and (2) 175,000 shares of our common stock deliverable on April 30, 2009, both contingent upon the business achieving certain predetermined financial and business metrics. The operating results of Zynetix have been included in our condensed consolidated financial statements for the period subsequent to its acquisition.

Stock-Based Compensation

        We recorded $11.6 million and $2.4 million of stock-based compensation in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006, respectively, and $35.1 million and $7.5 million for the nine months ended September 30, 2007 and 2006, respectively. These amounts are included in the following expense categories (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Product cost of revenue	$306	$34	$584	$59
Service cost of revenue	1,265	243	2,870	725
Research and development	4,099	630	13,790	2,050
Sales and marketing	3,509	769	12,730	2,447
General and administrative	2,450	761	5,141	2,198

	$11,629	$2,437	$35,115	$7,479

        In addition, we included approximately $0.3 million and $32,000 of stock-based compensation in inventory at September 30, 2007 and December 31, 2006, respectively.

        At September 30, 2007, we had $53.1 million of unrecognized compensation cost related to share-based awards, which is expected to be recognized over a weighted average period of approximately three years. At September 30, 2007, we had $5.8 million of unrecognized stock-based compensation expense to be recorded over the remaining 2000 Employee Stock Purchase Plan ("ESPP") purchase period.

        During December 2006, in order to remedy the unfavorable personal tax consequences for those who have not exercised stock options after December 31, 2005 subject to Section 409A of the Internal Revenue Code ("Section 409A"), we entered into agreements with our directors and executives who are or were designated as Section 16 filers with the Securities and Exchange Commission ("SEC"). This resulted in additional stock-based compensation expense of $1.2 million in the nine months ended September 30, 2007.

        On September 10, 2007, we completed a tender offer to amend stock options issued in previous years for which it was subsequently determined that the exercise price was less than the fair value on the revised date of grant, in order to mitigate the unfavorable personal tax consequences under Section 409A. The impact of the amendment of such options resulted in a stock option modification under SFAS 123R. The terms of such tender offer require us to make cash payments to option holders in an amount equal to the difference between the exercise price of the original option and the amended price of the new option. We recorded a liability of approximately $3.5 million in the third quarter of 2007 for the present value of the fully vested cash payments to be paid in January 2008, of which $1.9 was recorded as stock-based compensation expense and $1.6 million was recorded as a reduction to Additional paid-in capital. The stock-based compensation expense amount represents the incremental fair value of the new options, and was recognized in the third quarter of 2007 due to the fact that the future cash payments were fully vested as of the conclusion of the tender offer.

        We could not issue any securities under our registration statement on Form S-8 until we became current in our SEC reporting obligations for filing our periodic reports under the Exchange Act. Consequently, during the three and nine months ended September 30, 2007, we extended the contractual terms of approximately 0.4 million and 2.1 million vested stock options, respectively, held by former executives and other former employees. We accounted for the modifications to extend the contractual term of the awards for former employees in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-based Payment ("SFAS 123R"). As a result of the modifications, we recorded additional stock-based compensation of $0.9 million and $11.7 million in the three and nine months ended September 30, 2007, respectively. Based on the guidance in SFAS 123R and related Financial Accounting Standards Board ("FASB") Staff Positions, after the modification those stock options held by former employees became subject to the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. As a result, certain of those stock option awards were reclassified as liability awards within current liabilities. Accordingly, at the end of each reporting period, we determine the fair value of those awards utilizing the Black-Scholes valuation model and recognize any change in fair value in our Condensed Consolidated Statement of Operations in the period of change until the awards are exercised, expire or are otherwise settled. We recorded Other income of $2.0 million and $1.1 million in the three and nine months ended September 30, 2007 as a result of changes in the fair value of the liability awards. As of September 30, 2007, these options were exercised or had expired, with the exception of options held by one former employee. The fair values of the awards that were exercised or had expired during the quarter ended September 30, 2007 were remeasured on the respective dates of exercise or expiration and recorded as an increase in stockholders' equity. The aggregate fair value of these liability awards included in current liabilities was $0.3 million and $1.1 million at September 30, 2007 and December 31, 2006, respectively.

        During the first quarter of 2007, as a result of our inability to issue any securities under our registration statement on Form S-8, we extended the contractual terms of approximately 185,000 vested stock options held by current employees which were due to expire. We accounted for the modifications to extend the contractual term of the awards for current employees in accordance with SFAS 123R, and recorded expense of $0.8 million in the nine months ended September 30, 2007.

        In addition, we were unable to issue shares under our ESPP as scheduled on February 28, 2007, delaying the issuance of shares until after we became current in our SEC reporting obligations. In addition, we delayed the commencement of the next scheduled ESPP period from March 1, 2007 to April 1, 2007. The modifications to the ESPP resulted in additional stock-based compensation expense of $3.2 million and $8.8 million in the three and nine months ended September 30, 2007, respectively.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management's estimates and projections, there could be a material effect on our financial statements. The significant accounting policies that we believe are the most critical include the following:

  •
  Revenue recognition;

  •
  Deferred revenue;

  •
  Allowance for doubtful accounts;

  •
  Inventory reserves;

  •
  Warranty, royalty, litigation and other loss contingency reserves;

  •
  Stock-based compensation;

  •
  Acquisitions;

  •
  Goodwill and identifiable intangible assets; and

  •
  Accounting for income taxes.

        For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the SEC on August 2, 2007. There were no significant changes to the Company's critical accounting policies during the nine months ended September 30, 2007, with the exception of the policies below.

        Acquisitions.    In accordance with the purchase method of accounting as prescribed by SFAS No. 141, Business Combinations, the fair values of assets acquired and liabilities assumed are determined and recorded as of the date of the acquisition. We utilize independent valuation specialists to assist us in determining the fair values of identifiable intangible assets acquired in order to determine the portion of the purchase price allocable to these assets. Costs to acquire a business, including transaction costs, are allocated to the fair value of net assets acquired. Any excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill.

        Goodwill and Purchased Intangible Assets.    At September 30, 2007, we had goodwill and net purchased intangible assets of $8.0 million and $2.8 million, respectively. Goodwill and intangible assets with indefinite lives are tested annually for impairment in accordance with the goodwill provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by comparing the carrying amount of the asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, we will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. Considerable judgment is required to estimate discounted future operating cash flows. Judgment is also required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible or other long-lived assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, a significant change in circumstances relative to a large customer, a significant decline in our stock price for a sustained period and a decline in our market capitalization to below net book value. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in the models and valuation reports. To the extent these future projections and estimates change, the estimated amounts of impairment could differ from current estimates.

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

        Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

        We assessed all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position's sustainability and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

Three and Nine Months Ended September 30, 2007 and 2006

        Revenue.    Revenue for the three and nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Product	$55,143	$53,485	$158,941	$146,880
Service	21,428	22,524	64,269	53,604

Total revenue	$76,571	$76,009	$223,210	$200,484

        Product revenue is comprised of sales of our voice infrastructure products, including our GSX9000™ and GSX4000™ Open Services Switches, PSX Call Routing Server, SGX Signaling Gateway, ASX Feature Server, the Sonus Insight™ Management System and related product offerings. Product revenue for the three and nine months ended September 30, 2007 increased 3.1% and 8.2%, respectively, from the comparable prior year periods. The increase in product revenue in both current year periods was primarily the result of increased product sales and shipments, including the successful completion of the deployment of our products into new and expanded customer networks.

        Service revenue is primarily comprised of hardware and software maintenance and support, network design, installation and other professional services. Service revenue decreased 4.9% in the three months ended September 30, 2007, but increased 19.9% in the nine months ended September 30, 2007, compared to the same prior year periods. The decrease in the three months ended September 30, 2007 was primarily the result of $2.4 million of higher revenue recorded in the three months ended September 30, 2006 related to the completion of the first phase of a major product deployment project in that quarter, partially offset by higher maintenance and installation revenue from our growing installed base. The increase in the nine months ended September 30, 2007 was primarily attributable to higher maintenance, installation and resident engineering revenue.

        AT&T contributed more than 10% of our revenue in both the three and nine months ended September 30, 2007. Cingular Wireless (part of AT&T as of January 1, 2007) contributed more than 10% of our revenue in the nine months ended September 30, 2006. For presentation purposes, AT&T (in fiscal 2007) and Cingular Wireless (in fiscal 2006) are reported as the same customer in year to year comparisons. Another customer, KDDI Corporation, accounted for at least 10% of our revenue in both the three and nine month periods ended September 30, 2006.

        International revenue was approximately 16% and 54% of revenue for the three months ended September 30, 2007 and 2006, respectively, and 19% and 29% of revenue for the nine months ended September 30, 2007 and 2006, respectively. We expect that international revenue will remain uneven as a percentage of revenue from quarter to quarter.

        Our deferred product revenue was $45.2 million and $32.7 million at September 30, 2007 and December 31, 2006, respectively. Our deferred service revenue was $47.4 million and $61.5 million at September 30, 2007 and December 31, 2006, respectively. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights, customer creditworthiness and maintenance revenue deferrals included in multiple element arrangements.

        Cost of Revenue/Gross Profit.    Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs and inventory obsolescence. Cost of revenue and gross profit as a percentage of revenue for the three and nine months ended September 30, 2007 and 2006 were as follows (in thousands, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Cost of product	$21,887	$18,612	$62,530	$50,694
Cost of service	9,279	7,571	27,421	21,287

Total cost of revenue	$31,166	$26,183	$89,951	$71,981

Gross profit margin (% of respective revenue)
Product	60.3%	65.2%	60.7%	65.5%
Service	56.7%	66.4%	57.3%	60.3%
Total gross profit margin	59.3%	65.6%	59.7%	64.1%

        The decrease in product gross profit as a percentage of revenue ("product gross margin") was primarily due to product mix. Higher stock-based compensation costs of $0.3 million and $0.5 million in the three and nine months ended September 30, 2007, respectively, also exerted downward pressure on product gross margins in the current year periods. We believe that our gross margin over time will remain in our long-term financial model of 58% to 62%. The decrease in service gross profit as a percentage of service revenue ("service gross margin") was primarily due to lower service revenue relative to our fixed service costs, coupled with higher stock-based compensation costs of $1.0 million and $2.1 million in the three and nine months ended September 30, 2007, respectively. Our service cost of revenue is relatively fixed in advance of any particular quarter and therefore, changes in service revenue will have a significant impact on service gross margins.

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $21.0 million for the three months ended September 30, 2007, an increase of $7.8 million, or 59.8%, from $13.2 million in the same period of fiscal 2006. Research and development expenses were $62.1 million for the nine months ended September 30, 2007, an increase of $23.0 million, or 58.6%, from $39.1 million in the nine months ended September 30, 2006. The current year increases primarily reflect an increase in salary and related expenses associated with increased headcount and stock-based compensation. Stock-based compensation costs accounted for $3.5 million and $11.7 million of increased research and development expenses in the three and nine months ended September 30, 2007, compared to the same prior year periods. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluation inventory and other marketing and sales support expenses. Sales and marketing expenses were $19.5 million for the three months ended September 30, 2007, an increase of $2.5 million, or 14.9%, compared to $17.0 million in the same prior year period. Sales and marketing expenses were $63.8 million for the nine months ended September 30, 2007, an increase of $17.2 million, or 36.7%, from $46.6 million in the comparable prior year period. The current year increases primarily reflect an increase in salaries, commissions and travel expenses associated with increased headcount related to the expansion of our worldwide sales and support coverage and higher sales levels, stock-based compensation expense and evaluation equipment expenses. Stock-based compensation costs accounted for $2.7 million and $10.3 million of increased sales and marketing expenses in the three and nine months ended September 30, 2007, compared to the same prior year periods.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses were $14.2 million for the three months ended September 30, 2007, an increase of $6.0 million, or 72.7%, compared to $8.2 million in the same prior year period. General and administrative expenses for the nine months ended September 30, 2007 were $42.4 million, an increase of $20.0 million, or 89.1%, compared to $22.4 million in the nine months ended September 30, 2006. The increase in both the three and nine month current year periods primarily reflects higher professional fees, including $1.1 million and $9.1 million, respectively, of professional fees and other costs associated with our stock option review and resulting restatement, stock compensation expense and salary and related expenses associated with increased headcount and $2.6 million of charges, including $1.4 million of stock-based compensation, related to the departures of the Company's President and Chief Operating Officer, and Chief Financial Officer in the third quarter of fiscal 2007. These amounts were partially offset by a decrease in directors and officers insurance premiums. Stock-based compensation expense accounted for $1.7 million and $2.9 million of increased general and administrative expenses in the three and nine months ended September 30, 2007, compared to the same prior year periods, including the aforementioned $1.4 million charge related to our agreement with our former President and Chief Operating Officer.

        Settlement of Litigation.    On November 7, 2007 we reached an agreement to settle litigation against the Company and certain of our former and current officers alleging violations of federal securities laws in connection with our 2004 restatement. Pursuant to the settlement, which is subject to court approval, we have agreed to pay $40.0 million to the shareholder classes in the case. We have recorded a $40.0 million charge and related liability in the third quarter of fiscal 2007 for the full amount of the settlement.

        We have approximately $15.3 million in insurance coverage from policies prior to June 2004 that could be used to help offset the costs of this litigation as well as other litigation pending against the Company and certain of our current and former officers and directors. Due to ongoing discussions with our insurer about the extent of the current insurance coverage available for, and current uncertainties about the outcome of, the other pending litigation including the 2006 shareholder derivative lawsuits, our Board of Directors is unable to determine how much, if any, of this $15.3 million in available insurance should be utilized toward the settlement as the Board does not at the present time have adequate facts to make an informed determination. The Board of Directors will make that decision when all reasonably ascertainable information is available. We anticipate that we will have significantly more information regarding available insurance coverage and the 2006 shareholder derivative lawsuits and the other pending litigation within the next one to three quarters to allow our Board of Directors to make an informed decision as to how the available insurance will be utilized. Because the amount and timing of the utilization of the available insurance coverage is not presently certain, the amount, if any, of its realization is not assured at this time. In the event that some or all of the available insurance coverage is assured beyond a reasonable doubt of being utilized towards this settlement, we would record a gain in that subsequent reporting period for the amount of the insurance coverage utilized towards the settlement.

        Interest Income, net.    Interest income consists of interest earned on our cash equivalents, marketable debt securities and long-term investments. Interest expense in the current year periods primarily relates to interest on capital lease obligations. Interest expense in the prior year periods includes interest incurred on a convertible subordinated note and capital lease obligations. Interest income, net of interest expense, was $4.4 million and $13.5 million, respectively, for the three and nine months ended September 30, 2007, and $4.0 million and $11.2 million, respectively, for the three and nine months ended September 30, 2006. This increase is primarily attributable to higher balances available for investment and higher interest rates on our invested funds.

        Other Income, net.    We recorded $2.0 million and $1.1 million of income in the three and nine months ended September 30, 2007, to reflect the change in fair value of stock options modified to extend their expiration dates subsequent to the departure of the former employees who are the optionees affected.

        Income Taxes.    We provide for income taxes during interim periods based on the estimated effective tax rate for the full fiscal year, and record a cumulative adjustment to the tax provision in an interim period in which a change in the estimated annual effective tax rate is determined. Our effective tax rate, including discrete items, was 37.5% and 37.6%, respectively, for the three and nine months ended September 30, 2007, compared to 7.5% for both the three and nine months ended September 30, 2006.

        The income tax benefit of $16.1 million in the three months ended September 30, 2007 primarily reflects a deferred benefit for federal and state taxes and a current provision for foreign taxes, net of $1.1 million of provision for discrete items. The benefit of $22.7 million in the nine months ended September 30, 2007 primarily reflects a deferred benefit for federal and state taxes and a current provision for foreign taxes, net of $1.2 million of provision for discrete items. Discrete items of $1.1 million and $1.2 million, respectively, for the three and nine months ended September 30, 2007 are primarily comprised of $0.4 million related to the tax effects of stock option cancellations, net of stock option exercises, and $0.7 million resulting primarily from the difference between our federal net operating loss as reported on our tax return that was filed in the third quarter of 2007 and the estimated amount recorded in 2006.

        The income tax provision of $1.2 million and $2.4 million for the three and nine months ended September 30, 2006, respectively, reflects a current provision for federal, state and foreign taxes. The provision in both prior year periods includes $0.5 million of provision attributable to a discrete item related to the recognition of revenue in a foreign jurisdiction that had previously been deferred. In addition, we maintained a full valuation allowance against our domestic deferred tax assets for these periods. At December 31, 2006, the Company released a significant portion of its deferred tax asset valuation allowance. The effective tax rate, including discrete items, could be volatile depending on the nature and timing of the dispositions of incentive stock options, the exercise of nonqualified stock options and the resolution of uncertain tax positions.

Off-balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

        At September 30, 2007, our principal sources of liquidity were our cash, cash equivalents, marketable debt securities and long-term investments that totaled $377.6 million.

        Our operating activities provided $2.4 million of cash in the nine months ended September 30, 2007, compared to $21.6 million in the same prior year period. Non-cash adjustments to our net loss primarily related to the settlement agreement related to our 2004 restatement litigation, stock-based compensation and depreciation and amortization of property and equipment, partially offset by deferred income taxes. These amounts were partially offset by lower accrued expenses, deferred rent and accrued restructuring expenses, and deferred revenue, coupled with higher levels of inventory and other operating assets. The increase in inventory levels is primarily due to a buildup of stock in anticipation of increased sales demand in the latter part of the fiscal year. The decrease in deferred revenue is primarily attributable to lower levels of deferred service revenue compared to December 31, 2006, partially offset by higher deferred product revenue. The decrease in accrued expenses, deferred rent and accrued restructuring expenses is primarily attributable to lower income taxes payable, professional fees, employee compensation and related costs, the completion of two employee stock purchases under our ESPP and accrued royalties. Cash provided by operating activities in the nine months ended September 30, 2006 came from net income, after adjustments for non-cash items including stock-based compensation and depreciation and amortization of property and equipment, coupled with lower accounts receivable and inventory levels. These amounts were partially offset by decreases in deferred revenue and accounts payable and higher levels of other operating assets.

        Our investing activities provided $13.5 million of cash in the nine months ended September 30, 2007, primarily comprised of $31.0 million of net maturities of marketable debt securities and long-term investments, partially offset by $9.0 million of investments in property and equipment and $8.8 million spent to acquire Zynetix Limited. Our net investment in marketable debt securities and long-term investments was $124.9 million, and we spent $7.9 million to purchase property and equipment.

        Our financing activities provided $30.9 million of cash in the nine months ended September 30, 2007, of which $26.2 million was proceeds from the exercise of stock options and $5.6 million was from the sale of common stock in connection with our ESPP. These proceeds were partially offset by $0.4 million used to pay tax withholding obligations related to the net share settlement of restricted stock awards, $0.3 million was used to pay notes payable to the shareholders of Zynetix, a liability we assumed in connection with our acquisition of Zynetix and $0.1 million was used for payments on our capital leases for office equipment. Due to the stock option review and related restatement, which we completed on August 2, 2007, we had been unable to issue shares of our common stock through either the ESPP or to allow any exercises of outstanding options to purchase our common stock until we became current in our filings with the SEC. Our financing activities provided $17.9 million of cash in the nine months ended September 30, 2007, the result of $27.9 million of proceeds from the sale of common stock in connection with our ESPP and the exercise of stock options, partially offset by the repayment of our $10.0 million convertible subordinated note.

        Based on our current expectations, we believe our cash, cash equivalents, marketable debt securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. It is difficult to predict future liquidity requirements with certainty, and the rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing operations, to improve our internal control environment and for other general corporate activities, as well as to vigorously defend against existing and potential litigation. See Note 18 to our Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. SFAS 159 establishes presentation and disclosure requirements, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective in fiscal years beginning after November 15, 2007, although its provisions may be applied earlier if certain conditions are met. We are currently evaluating the impact of SFAS 159 on our consolidated results of operations and financial condition.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides a single definition of fair value, along with a framework for measuring it, and requires additional disclosure about using fair value to measure assets and liabilities. SFAS 157 emphasizes that fair value measurement is market-based, not entity-specific, and establishes a fair value hierarchy in which the highest priority is quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed according to their level within this hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice in certain ways, including requiring entities to include their own credit standing when measuring their liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of SFAS 157 on our consolidated results of operations and financial condition.

        In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides specific guidance on disclosures for companies who elect not to restate prior periods for misstatements and instead elect to record a cumulative-effect adjustment. We applied the provisions of SAB 108 effective December 31, 2006. The application of SAB 108 had no impact on our consolidated results of operations or financial condition.

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. We recorded an increase to the accumulated deficit of $0.1 million to reflect the cumulative effect of the adoption of FIN 48 on January 1, 2007.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act"), as of September 30, 2007, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this periodic report. The term "disclosure controls and procedures," as defined in Rule 13a-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

        In our management's Report on Internal Control over Financial Reporting filed with our Annual Report on Form 10-K for the year ended December 31, 2006, we reported material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). During the quarter ended September 30, 2007, we continued to design enhancements to our controls and implemented a limited number of changes to address the reported material weaknesses. As a result of these material weaknesses, which were not remediated as of September 30, 2007, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2007.

Changes in Internal Control over Financial Reporting

        During the fiscal quarter ended September 30, 2007, we made changes that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting as follows:

  Inadequate revenue recognition procedures and controls:

  •
  Implemented a customer contract matrix to ensure the terms, conditions and revenue recognition criteria of all customer arrangements are captured and reviewed in the appropriate period.

  Inadequate financial statement preparation and review procedures:

  •
  Hired a new sales compensation analyst to manage sales commission payments and accounting; and

  •
  Implemented an automated sales commission payment system to enhance the process and controls for commission transactions.

        In addition, we will continue to design and implement additional policies, procedures and controls as required to remediate our reported material weaknesses.

  Risks and Inherent Limitations

        Prior to the complete remediation of these material weaknesses, there remains risk that the processes and procedures on which we currently rely will fail to be sufficiently effective, which could result in material misstatement of our financial position or results of operations and require a restatement. Moreover, because of the inherent limitations in all control systems, no evaluation of controls—even where we conclude the controls operate effectively—can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our control systems, as we develop them, may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected and could be material to our financial statements.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        We are a party to the legal proceedings described in part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material developments with respect to the legal proceedings during the quarter ended September 30, 2007 other than as set forth below.

        On November 7, 2007 we and the plaintiff in the 2004 Restatement Litigation agreed to a settlement in the amount of $40.0 million. The settlement is subject to approval by the court.

        On October 5, 2007, Vanessa Simmonds, a purported shareholder, filed a complaint in the Western District of Washington for recovery of short-swing profits under Section 16(b) of the Exchange Act against the underwriters in our initial public offering ("IPO") in 2000. The complaint seeks recovery against the underwriters for profits they received from the sale of our common stock in connection with the IPO. The complaint also names us as a nominal defendant. None of our officers or directors was named in the complaint.

Item 1A.    Risk Factors

        Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below before buying our common stock. If any of the following risks actually occurs, the trading price of our common stock could decline and you may lose all or part of your investment.

The investigation of our historical stock option practices and the restatement of our prior financial statements required us to incur substantial expenses and diverted our management's attention from our business, which may impact our business, financial position and results of operations and the trading price of our common stock.

        Our internal review and our Audit Committee's investigation into our historical stock option practices and accounting have required us to incur substantial expenses for legal, accounting, tax and other professional services, have diverted management's attention from our business, and could in the future harm our business, financial condition and results of operations.

        While we believe we have made appropriate judgments in determining the correct measurement dates for our stock option grants, the SEC may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact. Accordingly, there is a risk we may have to further restate our historical financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

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

        We have been named as a defendant in a number of securities class action and derivative lawsuits. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these lawsuits. Defending against existing and potential litigation may require significant attention and resources of management. Regardless of the outcome, such litigation will result in significant legal expenses. On November 7, 2007, the Company and the plaintiff in the 2004 Restatement Litigation agreed to a settlement in the amount of $40.0 million. The settlement is subject to approval by the court. If our defenses are ultimately unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could have a material adverse effect on our business, results of operations and financial position.

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

        Our director and officer liability insurance policies provide only limited liability protection relating to the securities class action and derivative lawsuits against us and certain of our officers and directors. If these policies do not adequately cover expenses and certain liabilities relating to these lawsuits, our results of operations and our financial position could be materially harmed. We have agreed to pay an amount in excess of insurance coverage to settle the 2004 Restatement Litigation. The facts underlying the lawsuits have made director and officer liability insurance extremely expensive for us, and may make such insurance coverage unavailable for us in the future. Increased premiums could materially harm our financial results in future periods. The inability to obtain this coverage due to its unavailability or prohibitively expensive premiums would make it more difficult to retain and attract officers and directors and potentially expose us to self-funding any future liabilities ordinarily mitigated by director and officer liability insurance.

If we are not current in our SEC filings, we will face several adverse consequences.

        From August 9, 2006 through August 2, 2007, we were not current in our SEC filings. If we are unable to remain current in our SEC filings, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans), or pursuant to certain "private placement" rules of the SEC under Regulation D to any purchasers not qualifying as "accredited investors." In addition, our affiliates will not be able to sell our securities pursuant to Rule 144 under the Securities Act. Finally, we will not be eligible to use a "short form" registration statement on Form S-3 until September 1, 2008 and we have lost our status as a "well known seasoned issuer," including the registration advantages associated with such status. These restrictions may impair our ability to raise capital in the public markets should we desire to do so, and to attract and retain key employees.

Our common stock may be delisted from the NASDAQ Global Select Market and transferred to the National Quotation Service Bureau ("Pink Sheets"), which may, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

        On August 2, 2007, we filed the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the "Second Quarter Form 10-Q"), the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the "Third Quarter Form 10-Q"), the Annual Report on Form 10-K for the year ended December 31, 2006 (the "2006 Form 10-K") and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the "First Quarter Form 10-Q") with the SEC. The filing of these reports has remedied our non-compliance with Marketplace Rule 4310(c)(14). However, if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports or other actions that might result in the delisting of our common stock from the NASDAQ Global Select Market.

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

        Large telecommunications providers have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may require us to develop additional features, require penalties for failure to deliver such features and may seek discounted product or service pricing. As we sell more products to this class of customer, we may be required to agree to such terms and conditions, which may affect the timing of revenue recognition, amount of deferred revenues or product and service margins and may adversely affect our financial position in the applicable period affected.

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

        We have incurred significant losses since inception and, at September 30, 2007, had an accumulated deficit of $766.0 million. Although we achieved profitability on an annual basis in fiscal 2006, fiscal 2005 and fiscal 2004, we have incurred a net loss in certain quarters and may incur additional losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

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

        Competition in the telecommunications market is intense. This market has historically been dominated by large incumbent telecommunications equipment companies, such as Alcatel-Lucent, NEC, Nortel Networks, Nokia Siemens and Ericsson, all of which are our direct competitors. We also face competition from other large telecommunications and networking companies, including Cisco Systems, some of which have entered our market by acquiring companies that design competing products. Alcatel and Lucent recently completed their merger. Siemens has combined its networking business with Nokia's networking business. Other competitors may merge, intensifying competition. Additional competitors with significant financial resources also may enter our markets and further intensify competition.

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

        We have made significant changes in our senior management team since January 1, 2007. Because of these significant changes, our management team may not be able to work together effectively to successfully develop and implement our business strategies. In addition, management will need to devote significant attention and resources to preserve and strengthen relationships with employees, customers and the investor community. If our new management team is unable to achieve these goals, our ability to grow our business and successfully meet operational challenges could be impaired.

If we fail to hire and retain needed personnel, the implementation of our business plan could slow or our future growth could halt.

        Our business depends upon highly skilled engineering, sales, marketing and customer support personnel. Any failure to hire or retain needed qualified personnel could impair our growth. We face increased risk associated with employee retention due to restrictions imposed on our employees' ability to exercise stock options, delays in stock purchases under our Employee Stock Purchase Plan and the adverse tax impact of Section 409A on our employees' stock options—all of which resulted from our review of historical stock granting practices and the restatement of our financial statements.

        Our current stock incentive plan will expire on November 18, 2007. On September 20, 2007, our Board of Directors adopted the 2007 Stock Incentive Plan (the "2007 Plan"), subject to shareholder approval. We will present the 2007 Plan to our shareholders for approval at our Annual Shareholders Meeting scheduled for November 12, 2007. If the shareholders do not approve the 2007 Plan, it will not go into effect, we will not grant any stock awards under the 2007 Plan, and the shares currently reserved for issuance under the prior stock incentive plan will not be available for grant after November 18, 2007. There is no assurance that the 2007 Plan will be approved by our shareholders. If the 2007 Plan is not approved by our shareholders, then the Board of Directors will need to consider alternative means of providing incentive compensation to our employees, which may or may not be effective as a competitive alternative to hire and retain qualified personnel.

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

        We currently do not have long-term supply contracts with our component suppliers and they are not required to supply us with products for any specified periods, in any specified quantities or at any set price, except as may be specified in a particular purchase order. In the event of a disruption or delay in supply, or inability to obtain products, we may not be able to develop an alternate source in a timely manner or at favorable prices, or at all. A failure to find acceptable alternative sources could hurt our ability to deliver high-quality products to our customers and negatively affect our operating margins. In addition, reliance on our suppliers exposes us to potential supplier production difficulties, quality variations and unforeseen price increases. Our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of key components would seriously adversely affect our ability to meet these dates and could result in legal action by our customers, loss of customers or harm our ability to attract new customers. Additionally, any unforeseen price increases could reduce our profitability or force us to increase our prices, which could result in a loss of customers or harm our ability to attract new customers.

Due to long-term customer contracts, we have financial exposure to the continued financial stability of our customers.

        Due to the long-term nature of certain customer contracts, we are dependent on the continued financial strength of our customers. If one or more of our significant customers experience financial difficulties, it could result in uncollectible accounts receivable and our loss of significant customers and anticipated service revenue.

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

Failure by our strategic partners or by us in integrating products provided by our strategic partners could seriously harm our business.

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

        On June 14, 2006, C2 Communications Technologies, Inc. ("C2 Communications") sued AT&T, Inc., Verizon Communications, Inc., Qwest Communications International, Inc. ("Qwest"), Bellsouth Corporation ("Bellsouth"), Sprint Nextel Corporation, Global Crossing Limited ("Global

Crossing") and Level 3 Communications, Inc. ("Level 3") in the Eastern District of Texas, Marshall Division. C2 Communications has alleged that each of the defendants infringe U.S. Patent No. 6,243,373 entitled "Method and Apparatus for Implementing a Computer Network Internet Telephone System." We have agreed, subject to certain conditions, to assume the defense of Qwest, Global Crossing and Level 3 in this litigation to the extent the claim results from their use of products purchased from us. There can be no assurance that other defendants who have purchased our products will not seek indemnification from us. We believe that the defendants have substantial legal and factual defenses to the infringement claim, which we intend to pursue vigorously on behalf of the defendant for whom we agree or are required to assume defense of the litigation. However, there is no assurance any of the defendants will prevail in defending this action. There also can be no assurance that we will not be required to indemnify any of the defendants from any judgment of infringement rendered against them. We will be required to devote significant time and resources in connection with assuming the defense of the claim of infringement on behalf of the defendants for whom we have agreed to assume defense of the litigation. An adverse outcome with respect to the claim and our indemnification could have a material adverse impact on our business, operating results and financial condition.

Any investments or acquisitions we make could disrupt our business and seriously harm our financial condition.

        On April 13, 2007, we acquired Zynetix, designers of innovative GSM infrastructure solutions. We intend to continue investing in, or acquiring, complementary products, technologies or businesses. In the event of future investments or acquisitions, we could:

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

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

        Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, a significant change in circumstances relative to a large customer, a significant decline in our stock price for a sustained period and a decline in our market capitalization to below net book value. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

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

        Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The Internal Revenue Service has notified us that our payroll tax returns have been selected for audit in connection with our stock option review. In addition, we are subject to the potential for examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these potential examinations will not have an adverse effect on our operating results and financial condition.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

  Sales of Unregistered Securities

        None.

  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We have not announced any currently effective authorization to repurchase shares of our common stock. However, upon vesting of restricted stock awards, employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. The following table summarizes repurchases of our common stock during the third quarter of fiscal 2007, which represent shares returned to satisfy tax withholding obligations:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2007 to July 31, 2007	—	$—	—	—
August 1, 2007 to August 31, 2007	16,710	5.97	—	—
September 1, 2007 to September 30, 2007	—	—	—	—

Total	16,710	$5.97	—	—

Item 6.    Exhibits

Exhibit Number	Description
10.1	Separation of Employment Agreement between Sonus Networks, Inc. and Albert A. Notini dated August 7, 2007 (a).
10.2	Separation of Employment Agreement between Sonus Networks, Inc. and Ellen B. Richstone dated September 6, 2007 (b).
10.3	Employment Agreement between Sonus Networks, Inc. and Richard J. Gaynor dated August 31, 2007(b).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)
Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-30229) filed August 7, 2007.

(b)
Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-30229) filed September 6, 2007.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2007	SONUS NETWORKS, INC.
	By:	/s/ Richard J. Gaynor Richard J. Gaynor Chief Financial Officer (Principal Financial Officer)
	By:	/s/ Paul K. McDermott Paul K. McDermott Vice President of Finance, Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Separation of Employment Agreement between Sonus Networks, Inc. and Albert A. Notini dated August 7, 2007(a).
10.2	Separation of Employment Agreement between Sonus Networks, Inc. and Ellen B. Richstone dated September 6, 2007(b).
10.3	Employment Agreement between Sonus Networks, Inc. and Richard J. Gaynor dated August 31, 2007(b).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)
Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-30229) filed August 7, 2007.

(b)
Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 000-30229) filed September 6, 2007.

QuickLinks

SONUS NETWORKS, INC. FORM 10-Q QUARTER ENDED SEPTEMBER 30, 2007 TABLE OF CONTENTS
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
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX