Form 10-K
period 2007-12-31
SONUS NETWORKS INC
filed 2008-03-06
CIK 1105472

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007
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

(978) 614-8100
(Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $2,148,000,000 based on the closing price for the Common Stock on the NASDAQ Global Select Market on June 29, 2007. As of February 15, 2008, there were 270,314,869 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

SONUS NETWORKS, INC.

FORM 10-K

YEAR ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

PART I

Item 1.    Business

        This Annual Report on Form 10-K, as well as all other reports filed with or furnished to the United States Securities and Exchange Commission ("SEC"), are available free of charge through our Internet site (http://www.sonusnet.com) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

        Our suite of voice infrastructure solutions allows wireline and wireless operators to build converged voice over IP ("VoIP") networks. Our products are built on the same distributed, IP-based principles embraced by the IP Multimedia Subsystem ("IMS") architecture, as defined by the Third Generation Partnership Project ("3GPP"). This IMS architecture is being accepted by network operators globally as the common approach for building converged voice, data, wireline and wireless networks. The IMS architecture is based primarily on IP packets and the Session Initiation Protocol ("SIP"), which has been the foundation of our products since our formation.

        Our IMS-based solution product suite includes the GSX9000™ Open Services Switch, GSX4000™ Open Services Switch, SGX™ Signaling Gateway, the PSX™ Call Routing Server, the ASX™ Call Feature Server, the NBS™ Network Border Switch, the Sonus Insight™ Management System, the IMX® Application Platform and the mobilEdge™ Wireless Access Node. Our products, designed for deployment as the platform of a service provider's voice network, can significantly reduce the cost to build and operate voice services compared to traditional alternatives. Moreover, our products offer a powerful and open platform for network operators to increase their revenues through the creation and delivery of new and innovative voice and data services. Our infrastructure equipment and software can be rapidly and easily deployed, and readily expanded to accommodate growth in traffic volume. Our products also interoperate with network operators' existing telephone infrastructure, allowing them to preserve the investment in their current networks.

        We have been recognized by independent market research firms as a worldwide market share leader in several key segments of the carrier-class packet voice infrastructure equipment market. Our announced customers include many of the world's major service providers including: AT&T (including Cingular Wireless, BellSouth and AT&T Inc.), BT Group, Carphone Warehouse, France Telecom, Global Crossing, KDDI, Level 3, Qwest, Softbank Corporation, T-Systems Business Services (a division of Deutsche Telekom Group), Verizon and XO Communications. We sell our products principally through a direct sales force in the United States, Europe, the Middle East and Africa, Japan and Asia-Pacific. We have expanded our access to new geographies and into new markets through our relationships with Motorola, Embarq Logistics and regional channel partners. We also collaborate with our customers to identify and develop new advanced services and applications that they can offer to their customers.

        Following a period of restricted spending by communications providers, the telecommunications industry witnessed growth in 2006 and 2007 with the investment in new IP-based and wireless infrastructure technologies. Over the last few years, VoIP has been widely accepted as the protocol on which next generation networks will be built. While the speed and extent of the adoption of carrier packet voice infrastructure products by large carriers remains uncertain, we believe that over time the market opportunity for packet voice solutions is substantial. Synergy Research Group projects that the market for service provider VoIP/IMS infrastructure will approximate $3 billion in 2008. Our objective is to capitalize on our early technology and market lead and build a premier franchise in packet voice infrastructure solutions. The following are key elements of our strategy:

  •
  leverage our technology leadership to achieve key service provider wins;

  •
  continue to extend our technology platform from the core of the network to the access edge;

  •
  embrace the principles outlined by the 3GPP and deliver the industry's most advanced IMS-ready product suite;

  •
  expand and broaden our customer base by targeting specific market segments, such as wireless operators;

  •
  assist our customers' ability to differentiate themselves by offering the industry's most sophisticated application development platform and service creation environment;

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

        Deregulation of the telephone industry accelerated with the passage of the Telecommunications Act of 1996. The barriers that once restricted service providers to a specific geography or service offering, such as local or long distance services, are eroding. The opportunity created by accessibility to the telephone services market has encouraged new participants to enter the market and incumbent service providers to expand into new markets, both domestic and international.

        Competition between new providers and incumbents is driving down service prices. With limited ability to reduce the cost structure of the public telephone network, profit margins for traditional telephone services have declined. In response, service providers are seeking new, creative and differentiated services as a means to increase revenues and as an opportunity to reduce costs.

        Simultaneously, the rapid adoption of the Internet and broadband connectivity has driven the dramatic growth of data traffic and the need for service providers to offer more efficient and scalable services to its customers. VoIP networks more efficiently fill available network bandwidth with packets of data and voice from many users. As the volume of data and voice traffic continues to increase with the growth of broadband access, service providers need to build large-scale, more efficient packet networks.

  The Emergence of IMS

        For the first time in the history of the telecommunications industry, both wireless and wireline network operators are converging on a standard architecture designed as a single communications network architecture. The IMS architecture is a set of principles defined by the 3GPP that describes a standard way of building telecommunications networks. In an IMS environment network, switching elements are distributed and applications, including voice, are IP-based.

        We believe significant opportunities exist in uniting separate, parallel networks into a new, integrated public network capable of transporting both voice and data traffic on wireless or wireline devices. IP architectures are more efficient at moving data, more flexible and reduce equipment and operating costs. Significant potential savings can be realized by converging voice and data networks, as well as wireless and wireline networks, thereby reducing network operating costs and eliminating redundant or overlapping equipment purchases. Also, combining traditional voice services with Internet or web-based services in a single network is expected to enable new and powerful high-margin, revenue-generating service offerings such as voice virtual private networks, one-number/follow-me services, unified messaging, conferencing, prepaid and postpaid calling card services and sophisticated call centers and other IP voice services.

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
  SGX™ Signaling Gateway;

  •
  ASX™ Call Feature Server;

  •
  IMX® Application Platform;

  •
  Sonus Insight Management System; and

  •
  mobilEdge™ Wireless Access Node

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

  •
  voice quality equal or superior to that of today's circuit-switched network;

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

        Cost effectiveness and high scalability.    The Sonus solution can be used to cost-effectively build packet-based switch configurations supporting a range from a few hundred calls to hundreds of thousands of simultaneous calls. In addition, the capital cost of our equipment is typically lower than that of traditional circuit-switched equipment. At the same time, our GSX Family of Open Services Switches offers unparalleled density, requires significantly less space than needed by typical circuit-switching implementations and requires significantly less power and cooling. This makes possible a significant reduction in expensive central office facilities cost and allows service providers to deploy our equipment in locations where traditional circuit switches would not be an option given the limited space and environmental services.

        The GSX Family of Open Services Switches can create central office space savings as shown below.

        IMS architecture and flexible platform.    The Sonus architecture is built on the basic principles defined by the IMS architecture that is being accepted by network operators globally as the common approach for next generation networks. Our solution is based on a software-centric design and a flexible platform, allowing for the rapid development of new products and revenue-generating services. New services may be developed by us, by network operators themselves or by any number of third parties including software developers and systems integrators. The Sonus IMS architecture also facilitates the creation of services that were previously not possible on the circuit-switched network. In addition, we have partnered with a number of third-party application software developers in our Open Services Partner Alliance, or OSPA®, to stimulate the growth of new applications available for our platform.

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

The Sonus Strategy

        Our objective is to capitalize on our early technology and market lead and build a premier franchise in packet voice infrastructure solutions for wireline and wireless carriers. The following are key elements of our strategy:

        Leverage our technology leadership to achieve key service provider wins.    As one of the first companies to offer IMS-ready carrier-class packet voice infrastructure products, we have achieved key wins with industry-leading service providers as they develop the architecture for their new voice networks. We expect service providers to select vendors that deliver leading technology and have the ability to maintain that technology leadership. Our equipment is an integral part of the network architecture and achieving these wins will enable us to expand our business as these networks are deployed. By working closely with our customers as they deploy these networks, we gain valuable knowledge regarding their requirements, positioning us to continue to develop product enhancements and extensions that address the evolving requirements of network operators globally.

        Continue to extend our technology platform from the core of the network to the access edge.    Our robust and sophisticated technology platform has been designed to operate in the core of the largest telecommunications networks in the world. The migration to VoIP began at the core of network operators' networks and is evolving toward the edge (or access segment) of their networks. From our leadership position in the long distance or trunking market, we are expanding into the access segments of the network. We enable network operators to deliver multiple services with a Sonus architecture. These services include long distance/international calling, tandem switching, network border switching, business access, residential access, H.323 termination, direct voice over broadband and enhanced features. This approach will allow our customers to design and execute a coordinated migration and expansion strategy as they build entirely new networks or transition from their legacy circuit-switched infrastructure to a converged, IMS architecture. We have announced the selection of our ASX Feature Server to provide consumer voice services with Alestra, AT&T, BT Group, Qwest, NTT Communications, Jupiter Communications (J:Comm), Cable and Wireless International and Carphone Warehouse.

        Embrace the principles outlined by the 3GPP and deliver the industry's most advanced IMS-ready product suite.    When we were founded in 1997, a standard architecture for IP-based networks did not yet exist. In order to deliver on the full promise of IP-based technologies, we developed one. Today's IMS architecture leverages many of the same distributed, IP-based principles that we used to develop our product framework. As a result, our customers do not need to undergo architectural upgrades to achieve IMS-compliance, but may stay current with emerging IMS protocols through upgrades to future releases of our software. This evolutionary path is one of our key competitive differentiators. In recognition of our leading position in IMS, Frost and Sullivan awarded us a 2006 Technology Innovation & Leadership of the Year Award.

        Expand and broaden our customer base by targeting specific market segments, such as wireless operators.    We plan to leverage our early success to penetrate new customer segments. We believe new and incumbent service providers will build out their VoIP infrastructures at different rates. The next-generation service providers, who are relatively unencumbered by legacy equipment, have been among the initial purchasers of our equipment and software. Other newer entrants, including wireless operators, cable operators and Internet service providers, or ISPs, have also been early adopters of our products. Incumbents, including interexchange carriers, Regional Bell Operating Companies and international operators are also adopting packet voice technologies.

        Assist our customers' ability to differentiate themselves by offering the industry's most sophisticated application development platform and service creation environment.    The competitive landscape in the communications industry has changed dramatically in the wake of the 1996 Telecommunications Act, the introduction of new wireless, broadband and IP-based technologies. Today's communications providers face unprecedented challenges in attracting and retaining customers and driving revenue streams. One approach to win new customers and foster loyalty among existing customers is to introduce new services that redefine how users communicate. Our technology drives down the cost of experimentation, stimulating new innovation. With IP-based technologies and our IMX Application Platform, our customers have powerful tools at their disposal for the development, integration and deployment of exciting new services.

        Expand our solutions to address emerging IP-based markets, such as network border switching.    There are three primary market factors necessitating enhanced network security features beyond basic Session Border Controllers that offer security and call control where multiple IP-based networks connect. First, network operators looking to grow their markets by expanding their presence or offering new services are pairing with other networks on a much larger scale. Secondly, the recent flurry of mergers and acquisitions among network operators has created heterogeneous networks that need to be integrated in a secure manner. Lastly, more and more network operators are responding to consumer demand for services that connect to the public Internet, which creates a unique set of obstacles. To address these emerging dynamics, we deliver a comprehensive Network Border Switching solution as an integrated element in our network solution that offers enhanced security and control over interconnection, while reducing cost and complexity. Our Network Border Switching solution supports a full range of IP signaling protocols including SIP, SIP-I, SIP-T and H.323 as well as fax interworking and codecs standards. The Sonus Network Border Switch is deployed at several large service providers.

        Expand our global sales, marketing, support and distribution capabilities.    Becoming the primary supplier of carrier packet voice infrastructure solutions will require a strong worldwide presence. We are broadening our sales, marketing, support and distribution capabilities to address this need. We have established offices throughout the United States, China, India, Japan, Singapore, Germany, the Czech Republic, France and in the United Kingdom. In addition, we have augmented our global direct sales effort by partnering with Embarq Logistics in the United States, international distribution partners in key markets around the world and with our global partner, Motorola. As a carrier-class solution provider, we are making a significant investment in professional services and customer support.

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

        Pursue strategic acquisitions and alliances.    On April 13, 2007, we acquired privately held Zynetix Limited ("Zynetix"), a designer of innovative Global System for Mobile Communications ("GSM") infrastructure solutions. (See "Recent Developments" of Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 4, "Acquisition of Zynetix Limited" of the Notes to the Financial Statements.) We intend to expand our products and services through other select acquisitions and alliances. These may include acquisitions of complementary products, technologies and businesses that further enhance our technology leadership or product breadth. We also believe that teaming with companies providing complementary products or services will enable us to bring greater value to our customers and extend our lead over competitors.

Sonus Products

  GSX9000 Open Services Switch

        The GSX9000 Open Services Switch ("GSX9000") enables voice traffic to be transported over packet networks. The GSX9000 is compliant with NEBS Level 3, the requirement for telecommunications equipment used in the North American Public Switched Telecommunications Network. Its carrier-class hardware is designed to provide 99.999% availability with no single point of failure. The GSX9000 offers optional full redundancy and full hot-swap capability and upgrade to replace boards without turning off the equipment. It is powered from -48VDC sources standard in central offices and attaches to the central office timing network. The basic building block of a GSX9000 is a shelf. Each shelf is 28'' high, mounts in a standard 19'' or 23'' rack and provides 16 slots for server and adapter modules. The first two slots are reserved for management modules, while the other 14 slots may be used for any mix of other module types. It supports the following interfaces:

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

  GSX4000 Open Services Switch

        The GSX4000 Open Services Switch ("GSX4000") is designed to deliver carrier-class functionality, reliability and manageability. The GSX4000 was developed specifically for service providers to enable them to expand the reach of their core VoIP networks into new applications, new geographic regions or to deploy IP-based multimedia services. Based on the award-winning GSX9000, the GSX4000 allows service providers to cost-effectively extend the reach of their network boundaries with the same carrier-class functionality that is the hallmark of our products.

        The GSX4000 allows service providers to realize the benefits of the GSX9000 on a platform that is right-sized for their immediate needs. By delivering the proven reliability of the GSX9000 in a smaller form factor, service providers are able to cost-effectively support a highly distributed subscriber base or create an initial presence in a large market. The GSX family provides an expansion path from several hundred ports to several million ports to meet the demand of the worldwide market. The GSX4000 was introduced with 24 T1/E1 interfaces. Further, by utilizing advanced digital signal processing (DSP) technology and software deployed extensively in service provider networks, the GSX4000 is purpose-built for deployments within service providers' networks worldwide.

  Network Border Switch

        The Network Border Switch ("NBS") is based on the GSX product family and delivers secure connections to other carriers' and enterprises' IP networks. With the proliferation of IP-based networks and industry convergence around IMS architectures, the ability to securely interconnect between networks has become paramount. The NBS is one of the only carrier-class solutions available today that provides IP-to-IP border control and PSTN media gateway capabilities—integrating security, session control and media control.

  PSX Call Routing Server

        The PSX Call Routing Server ("PSX") is the primary module of our IMS architecture and plays an integral role in all of our solutions. The PSX, which serves as the policy and database element in the IMS architecture, provides the network intelligence, including call control, service selection and routing. The PSX is based on a modular architecture that is designed for high performance and scalability, as well as interoperability with third-party gateways, devices and services. The PSX supports many industry protocols including SIP, SIP-I, SIP-T and H.323 for communications with a variety of IP network devices. By supporting the H.323 protocol, the PSX can control and access H.323-based gateways and networks. The PSX supports third-party application servers using the SIP protocol and third-party softswitches with the SIP-T and SIP-I protocols.

  SGX Signaling Gateway

        The SGX Signaling Gateway ("SGX") provides an integrated SS7 solution for our IMS architecture. The SGX is a SS7/C7 signaling gateway that interconnects Sonus-based packet solutions with legacy SS7 networks. SS7/C7 signaling is the global standard for telecommunications procedures and protocol by which network elements in the public switched telephone network exchange information over a digital signaling network to effect wireless and wireline call setup, routing and control. The SGX is deployed on a NEBS-compliant computing platform with T1, E1 and V.35 interfaces and supports a variety of international signaling variants. The SGX can be deployed separately or with the GSX9000 and the PSX in configurations that meet a wide range of network requirements.

  ASX Call Feature Server

        The ASX Call Feature Server ("ASX") provides functionality that extends our IMS architecture to the access part of the network. The ASX is a call agent that handles call setup and basic call features. The ASX provides local area calling features for residential and enterprise markets and regulatory features such as emergency services and lawful intercept. The ASX connects to and can control a variety of network endpoints, such as Integrated Access Devices, gateways, next-generation Digital Loop Carriers and other IP endpoints. The ASX allows the same features to run over many different transport technologies including analog lines, Ethernet, voice over DSL, voice over cable or fixed wireless infrastructure. This flexibility enables a multitude of applications including residential access, cable access and business services such as Centrex and voice virtual private networks. The ASX also enables new features available only on packet-based networks such as unified messaging, multimedia conferencing and desktop integration capabilities.

  IMX Application Platform

        The IMX Application Platform ("IMX") is a web-based multimedia environment that enables wireline and wireless service providers to develop, integrate, launch and manage enhanced telecommunication applications and services. The IMX combines Internet and telephony application models, enabling the creation and delivery of voice, video and data services in a scalable, standards-based platform. By providing the ability to integrate with a service provider's wireline or wireless network, this platform facilitates the development of new revenue-generating applications, improves time to market and streamlines the delivery of existing or third-party next-generation services.

  Sonus Insight Management System

        The Sonus Insight Management System ("Sonus Insight") is a complete, web-based management system designed to simplify the operation of carrier-class packet voice networks. Sonus Insight includes the Element Management System, the DataStream Integrator, the Subscriber Management System, the Network Traffic Manager and the Sonus Insight Developer's Kit, that together provide comprehensive configuration, provisioning, security, alarm reporting, performance data and billing mediation capabilities. Sonus Insight integrates with service providers' existing back-office systems, and offers many tools that enhance and consolidate management functions, allowing service providers to streamline many of today's labor-intensive processes. Sonus Insight scales to support hundreds of switches and concurrent users, and is based on industry standards and protocols to facilitate management from any location worldwide.

  mobilEdge Wireless Access Node

        The mobilEdge Wireless Access Node ("mobilEdge") integrates with GSM networks, enabling operators to deliver voice, video, data and mobility services over existing high-speed data networks and expand their wireless network coverage. mobilEdge serves as an anchor node, bridging femtocell and picocell access networks, high-speed wireless data networks and IP-based core wireless networks. mobilEdge supports 2G GSM and 3G UMTS femtocell and picocell access points for residential and enterprise use, including both in-building coverage and outdoor in-fill applications. Mobility management, roaming, seamless call hand-off and other features of mobilEdge allow wireless subscribers with single-mode mobile handsets to move between femtocell/picocell and macro network coverage. The mobilEdge platform leverages the mobile switching technology developed by Zynetix and our own GSX switching platform.

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

        A key differentiator of our support activities is our professional services group, many members of which hold advanced technical degrees in electrical engineering or related disciplines. We offer a broad range of professional services, including sophisticated network deployment, assistance with logistics and project management support. We also maintain a customer support laboratory in which customers can test our products for their specific applications and in which they can gain an understanding of the applications enabled by the converged network. Our approach to professional services is designed to ensure that our products are integrated into our customers' networks to meet their specific needs and that these customers realize the maximum value from their networking technology investments. At December 31, 2007, our customer support and professional services organization consisted of 238 employees.

Customers

        Our target customer base includes all communications providers, such as long distance carriers, local exchange carriers, Internet Service Providers, wireless operators, cable operators, international telephone companies and wholesale operators. We have been selected for network deployments with operators including AT&T, BT Group, Cable and Wireless International, Carphone Warehouse, France Telecom, Global Crossing, KDDI, Level 3, NTT Communications, Qwest, Softbank Corporation, T-Systems Business Services (a division of Deutsche Telekom Group), Verizon and XO Communications.

        For the year ended December 31, 2007, one customer, AT&T, accounted for approximately 32% of our revenue. There were no other customers in 2007 that contributed more than 10% of our revenue. For the year ended December 31, 2006, three customers, Cingular Wireless (part of AT&T as of January 1, 2007), KDDI and Level 3 each accounted for more than 10% of our revenue, or approximately 43% of our revenue in the aggregate. For the year ended December 31, 2005, one customer, Cingular Wireless (part of AT&T as of January 1, 2007), accounted for 28% of our revenue. There were no other customers in 2005 that contributed more than 10% of our revenue.

Sales and Marketing

        We sell our products principally through a direct sales force and, in some markets, through or with the assistance of distributors and resellers, such as IBIL (Malaysia), Nissho Electronics Corporation (Japan), Sumitomo Corporation (Japan) and TNN (Israel). For geographic information, including revenue and long-lived assets, see our consolidated financial statements included in this Form 10-K, including Note 21 thereto. In 2004, we established an original equipment manufacturer relationship with Motorola, Inc. In 2006, we established a reseller relationship with Embarq Logistics to resell our products in the United States. We intend to establish additional relationships with selected original equipment manufacturers and other marketing partners in order to serve particular markets or geographies and provide our customers with opportunities to purchase our products in combination with related services and products.

        At December 31, 2007, our sales and marketing organization consisted of 155 employees located in sales and support offices in the United States and around the world.

Research and Development

        We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology into new products and maintaining comprehensive product and service offerings. Our research and development process is driven by the availability of new technology, market data and customer feedback. We have invested significant time and resources in creating a structured process for undertaking all product development projects. In 2007, we delivered product enhancements in our trunking and access products, network border switching, wireless and network management. We are developing and plan to introduce new products to address market and customer needs. Our research and development expenses were $79.1 million, $55.4 million and $47.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        We have assembled a team of highly skilled engineers with significant telecommunications and networking industry experience. Our engineers have experience in, and have been drawn from, leading wireline and wireless telecommunications equipment suppliers, computer data networking and multimedia companies. At December 31, 2007, we had 410 employees responsible for research and development, of which 376 were software and quality assurance engineers and 18 were hardware engineers. Our engineering effort is focused on wireless product development, new applications and network access features, new network interfaces, improved scalability, interoperability, quality, reliability and next generation technologies. We maintain research and development offices in Massachusetts, New Jersey, Texas and Virginia in the United States, Swindon, United Kingdom and Bangalore, India. We have made, and intend to continue to make, a substantial investment in research and development.

Competition

        The market for carrier packet voice infrastructure solutions is intensely competitive worldwide, subject to rapid technological change and significantly affected by new product introductions, changing customer demands, industry consolidation and other market activities of industry participants. We expect competition to persist and intensify in the future. Our primary sources of competition include vendors of networking and telecommunications equipment, such as Ericsson, Alcatel-Lucent, NEC, Nortel Networks, Nokia Siemens, Huawei and Cisco Systems. Some of our competitors have significantly greater financial resources than we have and are able to devote greater resources to the development, promotion, sale and support of their products. In addition, these competitors have more extensive customer bases and broader customer relationships than we have, including relationships with our potential customers. Other smaller private and public companies are also focusing on similar market opportunities.

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

Intellectual Property

        Our success and ability to compete are dependent on our ability to develop and maintain our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We presently hold nine U.S. patents with expiration dates ranging from April 2016 through May 2024, and have twenty-three patent applications pending in the United States. In addition, we hold five foreign patents, each of which expires in June 2019, and have twenty-three patent applications pending abroad. We cannot be certain that additional patents will be granted based on these pending applications. We seek to protect our intellectual property by:

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

        In 2006, we consolidated our manufacturing to a single contract manufacturer and implemented measures to lower our total cost of manufacturing. At December 31, 2007, we had 26 employees responsible for supply chain management, business process improvement, worldwide procurement, order fulfillment, product quality and technical operations.

Employees

        At December 31, 2007, we had a total of 926 employees, including 410 in research and development, 155 in sales and marketing, 238 in customer support and professional services, 26 in manufacturing, 53 in finance and 44 in administration. Our employees are not represented by any collective bargaining agreement. We believe our relations with our employees are good.

Geographic Information

        Information regarding the geographic components of our revenue is provided in Note 21 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Information regarding the geographic components of our tangible long-lived assets is provided in Note 8 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Additional Information

        We were incorporated in August 1997 as a Delaware corporation. Our principal executive offices are located at 7 Technology Park Drive, Westford, MA 01886. Our telephone number is 978-614-8100 at our principal executive offices.

Executive Officers of the Registrant

        Our executive officers as of February 15, 2008 were as follows:

Name	Age	Position
Hassan M. Ahmed	50	President, Chief Executive Officer and Chairman of the Board of Directors
Richard J. Gaynor	48	Chief Financial Officer
Paul K. McDermott	46	Vice President of Finance, Corporate Controller and Chief Accounting Officer
Matt Dillon	47	Vice President, Global Services
Mohammed Shanableh	38	Vice President, Worldwide Sales
Chuba Udokwu	52	Vice President, Worldwide Engineering

        Hassan M. Ahmed has been our Chief Executive Officer and a member of our board of directors since November 1998, Chairman of our board of directors since April 2004 and President since August 2007, which title he resumed. He had previously been President from November 1998 to April 2004. Mr. Ahmed was Executive Vice President and General Manager of the Core Switching Division of Ascend Communications, Inc., a provider of wide area network switches and access data networking equipment, and from July 1997 to July 1998 was a Vice President and General Manager of the Core Switching Division. From June 1995 to July 1997, Mr. Ahmed was Chief Technology Officer and Vice President of engineering for Cascade Communications Corp., a provider of wide area network switches. From 1993 to June 1995, Mr. Ahmed was a founder and president of WaveAccess, Inc., a supplier of wireless communications. Prior to that, he was an Associate Professor at Boston University, Engineering Manager at Analog Devices, Inc., a chip manufacturer, and director of VSLI Systems at Motorola Codex, a supplier of communications equipment. Mr. Ahmed holds a B.S. and an M.S. in engineering from Carleton University and a Ph.D. in engineering from Stanford University.

        Richard J. Gaynor has served as our Chief Financial Officer since October 2007. Prior to that, he served as Chief Financial Officer, Vice President of Finance and Administration, Treasurer and Assistant Secretary of Sycamore Networks, Inc., a provider of intelligent bandwidth management solutions for fixed line and mobile network operators worldwide. From January 2001 to September 2004, Mr. Gaynor was Vice President, Corporate Controller and Principal Accounting Officer of Manufacturers' Services Ltd., a global provider of sub-contract electronic manufacturing services. From January 2000 to January 2001, Mr. Gaynor was Chief Financial Officer of Evans and Sutherland Computer Corporation, a developer and manufacturer of flight simulation hardware and software. From March 1994 to December 1999, Mr. Gaynor was Vice President of Finance and Operations Controller at Cabletron Systems, Inc., a global provider of enterprise networking products. Mr. Gaynor is a graduate of the National University of Ireland and holds an M.B.A. from Trinity College in Dublin, Ireland.

        Paul K. McDermott has been our Vice President, Finance and Corporate Controller since August 2005. From 2002 to 2005, Mr. McDermott was the Chief Financial Officer, Treasurer and Secretary at Network Intelligence Corporation, a provider of appliance-based security event management products. From 1999 to 2002, he served as the Chief Financial Officer, Vice President of Finance & Administration, Treasurer and Secretary of Firepond, Inc., a provider of interactive sales software solutions. Mr. McDermott holds a bachelor's degree in accounting from Duquesne University and an M.B.A. from the University of Pittsburgh and is a licensed certified public accountant.

        Matt Dillon has been our Vice President, Global Services since 2001. Prior to joining Sonus, from 1987 to 2000, he was a founding member of Boston Technology (later purchased by Comverse), which created the de-facto standard in scalable central office-based voicemail platforms for Bell Atlantic. From 1984 to 1987, Mr. Dillon was Vice President of Operations for Technology Enterprises.

        Mohammed Shanableh joined Sonus in September 2004. He has been our Vice President, Worldwide Sales, since August 2007. From October 2006 to July 2007, he was Vice President, Sales Engineering, and was Vice President, Network Technology Solutions, from September 2004 to October 2006. Mr. Shanableh was Director, Carrier Strategy at Telica, a developer of intelligent multi-service broadband switching systems for next generation service providers from January 2002 to September 2004. He co-founded Valiant Networks, where he was served as Vice President, Professional Services, from December 1999 to December 2001. Mr. Shanableh holds both a B.S. and M.S. in Electrical Engineering from the University of Kansas.

        Chuba Udokwu has been our Vice President, Worldwide Engineering since January 2006. Prior to that, he was Senior Director MPLS/RSVP development at Cisco Systems, Inc., a provider of IP-based networking and related products and services, from June 2005 to January 2006. From May 2004 through February 2005, Mr. Udokwu was Vice President, Engineering, of Seranoa Networks (which was acquired by White Rock Networks), a provider of carrier-class service edge solutions. Mr. Udokwu was Vice President, Engineering Optical Networking Division, of Alcatel from April 2002 to February 2004, after it acquired Astral Point Communications, Inc., where he was Vice President, Engineering since January 2001. Mr. Udokwu holds a B.S. in Materials Science and an M.S. in Operations Research from Columbia University School of Engineering.

Item 1A.    Risk Factors

        Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below before buying our common stock. If any of the following risks actually occurs, the trading price of our common stock could decline and you may lose all or part of your investment.

We expect that a majority of our revenue will be generated from a limited number of customers and we will not be successful if we do not grow our customer base.

        To date, we have shipped our products to a limited number of customers. We expect that in the foreseeable future, the majority of our revenues will continue to depend on sales of our products to a limited number of customers. One customer contributed approximately 32% of our revenue in fiscal 2007. Three customers each contributed more than 10% of our revenue in fiscal 2006, or approximately 43% of our revenue in the aggregate. One customer contributed approximately 28% of our revenue in fiscal 2005. Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by:

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

        Competition in the telecommunications market is intense. This market has historically been dominated by large incumbent telecommunications equipment companies, such as Alcatel-Lucent, NEC, Nortel Networks, Nokia Siemens, Huawei and Ericsson, all of which are our direct competitors. We also face competition from other large telecommunications and networking companies, including Cisco Systems, some of which have entered our market by acquiring companies that design competing products. Alcatel and Lucent completed their merger. Siemens has combined its networking business with Nokia's networking business. Other competitors may merge, intensifying competition. Additional competitors with significant financial resources also may enter our markets and further intensify competition.

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

        International revenues approximated $85 million, $78 million and $48 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively, and we intend to expand our sales in international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues. We have limited experience marketing, distributing and supporting our products internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including:

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

        We have been named as a defendant in a number of securities class action and derivative lawsuits. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these lawsuits. Defending against existing and potential litigation may require significant attention and resources of management. Regardless of the outcome, such litigation will result in significant legal expenses. On November 7, 2007, the Company and the plaintiff in the 2004 Restatement Litigation agreed to a settlement in the amount of $40.0 million, which reached the insurance coverage limit. The settlement is subject to approval by he court. If our defenses in any of our pending litigation are ultimately unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could have a material adverse effect on our business, results of operations and financial position.

The investigation of our historical stock option practices and the restatement of our prior financial statements required us to incur substantial expenses and diverted our management's attention from our business, which may continue to impact our business, financial position and results of operations and the trading price of our common stock.

        Our internal review and our Audit Committee's investigation into our historical stock option practices and accounting required us to incur substantial expenses for legal, accounting, tax and other professional services, diverted management's attention from our business, and could in the future harm our business, financial condition and results of operations.

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

        Through the documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, management has concluded that our disclosure controls and procedures and our internal control over financial reporting had material weaknesses as of December 31, 2007. Our inability to remedy such material weaknesses promptly and effectively could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. Prior to the elimination of these material weaknesses, there remains risk that the transitional controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reporting.

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

        Our director and officer liability insurance policies provide only limited liability protection relating to the securities class action and derivative lawsuits against us and certain of our officers and directors. If these policies do not adequately cover expenses and certain liabilities relating to these lawsuits, our results of operations and our financial position could be materially harmed. We have agreed to pay an amount in excess of available insurance coverage to settle the 2004 Restatement Litigation. To resolve an insurance coverage dispute with our insurer regarding the coverage provided by one of our policies, we have purchased additional coverage for a one-time premium payment of $770,000. The facts underlying the lawsuits have made director and officer liability insurance extremely expensive for us, and may make such insurance coverage unavailable for us in the future. Increased premiums could materially harm our financial results in future periods. The inability to obtain this coverage due to its unavailability or prohibitively expensive premiums would make it more difficult to retain and attract officers and directors and potentially expose us to self-funding any future liabilities ordinarily mitigated by director and officer liability insurance.

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

        On August 2, 2007, we filed the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the "Second Quarter Form 10-Q"), the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the "Third Quarter Form 10-Q"), the Annual Report on Form 10-K for the year ended December 31, 2006 (the "2006 Form 10-K") and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the "First Quarter Form 10-Q") with the SEC. The filing of these reports remedied our non-compliance with Marketplace Rule 4310(c)(14). However, if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports or other actions that might result in the delisting of our common stock from the NASDAQ Global Select Market.

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

We have a limited number of shares available to issue to our employees, which could impact our ability to attract, retain and motivate key personnel.

        We historically have used stock options as a significant component of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. In 2007, our shareholders approved a new stock incentive plan which includes a limited amount of shares to be granted under the plan. The limited number of shares available for use as equity incentives to employees may make it more difficult for us to attract, retain and motivate key personnel.

The market for voice infrastructure products for the public network is new and evolving and our business will suffer if it does not develop as we expect.

        The market for our products continues to evolve. In particular, wireless, cable and broadband access networks are becoming important markets for our products. Packet-based technology may not become widely accepted as a platform for voice and a viable market for our products may not be sustainable. If this market does not develop, or develops more slowly than we expect, we may not be able to sell our products in significant volume. Additionally, the introduction of new products with higher capacity may result in a decrease in the manufacturing volumes of our older products and a corresponding decrease in component purchase volume discounts. This could result in higher overall manufacturing costs.

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

        We have incurred significant losses since inception and, at December 31, 2007, had an accumulated deficit of $751.9 million. Although we achieved profitability on an annual basis in fiscal 2006, fiscal 2005 and fiscal 2004, we have incurred a net loss in certain quarters and in fiscal 2007 and may incur additional losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

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

  •
  network performance penalties.

Any future changes in our business strategy related to service offerings and pricing could affect vendor specific objective evidence ("VSOE") and revenue recognition.

        Any future changes in our service offerings/packages and related pricing due to competitive pressure could affect VSOE and require us to reestablish VSOE for some or all of our service offerings. If we are required to reestablish VSOE on any of our services, we could be required to defer revenue recognition with an impact on the amount of revenue recognized in a reporting period.

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

        We are subject to employment claims in connection with employee terminations. In addition, companies in our industry whose employees accept positions with competitors may claim that their competitors have engaged in unfair hiring practices. These claims may result in material litigation. We could incur substantial costs defending ourselves or our employees against those claims, regardless of their merits. In addition, defending ourselves from those types of claims could divert our management's attention from our operations. The cost of employment claims may also increase as a result of our increasing international expansion. If we are found liable in connection with any employment claim, we may incur significant costs that could adversely impact our financial position and results of operations.

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

        We and our contract manufacturer currently purchase several key components of our products, including commercial digital signal processors, from single or limited sources. We purchase these components on a purchase order basis. If we overestimate our component and finished goods requirements, we could have excess inventory, which would increase our costs. If we underestimate our requirements, we may not have an adequate supply, which could interrupt manufacturing of our products and result in delays in shipments and revenues.

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

        In addition, we and our customers have received inquiries from intellectual property owners and may become subject to claims that we or our customers infringe their intellectual property rights. Any parties asserting that our products infringe upon their proprietary rights could force us to license their patents for substantial royalty payments or to defend ourselves and possibly our customers or contract manufacturers in litigation. These claims and any resulting licensing arrangement or lawsuit, if successful, could subject us to significant royalty payments or liability for damages and invalidation of our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

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

        On June 14, 2006, C2 Communications sued AT&T, Inc., Verizon Communications, Inc., Qwest, Bellsouth, Sprint Nextel Corporation, Global Crossing and Level 3 in the Eastern District of Texas,

Marshall Division. C2 Communications has alleged that each of the defendants infringe U.S. Patent No. 6,243,373 entitled "Method and Apparatus for Implementing a Computer Network Internet Telephone System." We have agreed, subject to certain conditions, to assume the defense of Qwest, Global Crossing and Level 3 in this litigation to the extent the claim results from their use of products purchased from us. There can be no assurance that other defendants who have purchased our products will not seek indemnification from us. On December 3, 2007, the Court held a pre-trial, or Markman hearing, on the claim construction of the patent. The trial is currently scheduled for August 4, 2008. We believe that the defendants have substantial legal and factual defenses to the infringement claim, which we intend to pursue vigorously on behalf of the defendants for whom we agree or are required to assume defense of the litigation. However, there is no assurance any of the defendants will prevail in defending this action. There also can be no assurance that we will not be required to indemnify any of the defendants from any judgment of infringement rendered against them. We may be required to devote significant time and resources in connection with assuming the defense of the claim of infringement on behalf of the defendants for whom we have agreed to assume defense of the litigation. An adverse outcome with respect to the claim and our indemnification could have a material adverse impact on our business, operating results and financial condition.

        On January 24, 2008, Sprint Communications sued two of our customers, Broadvox and Nuvox, in the District of Kansas for patent infringement. We may be required to assume the defense in this litigation to the extent the claim results from our customers' use of products purchased from us. There also can be no assurance that we will not be required to indemnify them from any judgment of infringement rendered against them.

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

        Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include significant underperformance relative to plan or long-term projections, strategic changes in business strategy,, significant negative industry or economic trends, a significant change in circumstances relative to a large customer, a significant decline in our stock price for a sustained period and a decline in our market capitalization to below net book value. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

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

  •
  worldwide economic instability.

Changes in foreign exchange rates could adversely affect our results.

        Many of our sales transactions with foreign customers are denominated in the local currency of the customers' country of domicile. We currently do not actively hedge transactions payable in foreign currencies. Significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our operating results or financial condition.

Provisions of our charter documents and Delaware law have anti-takeover effects that could prevent a change of control.

        Provisions of our amended and restated certificate of incorporation, our amended and restated by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        Our corporate headquarters is located in a leased facility in Westford, Massachusetts, consisting of 130,000 square feet under a lease that expires in July 2012. We moved into this facility in January 2007. In addition to our corporate headquarters, we maintain the following active facilities:

Location	Principal use	Square footage (approximate)	Lease expiration
Freehold, New Jersey	Engineering/development	26,500	February 2016
Richardson, Texas	Sales and customer support	26,500	July 2010
Bangalore, India	Engineering/development	25,400	January 2011
Littleton, Massachusetts	Manufacturing	18,100	November 2009
Swindon, United Kingdom	Engineering/development	10,100	June 2010
Tokyo, Japan	Sales and customer support	6,700	October 2008
Staines, United Kingdom	Sales and customer support	4,300	November 2012
Darmstadt, Germany	Sales and customer support	3,600	October 2012
McLean, Virginia	Engineering/development	3,000	November 2010

        We also lease short-term office space in Colorado, China, Czech Republic, France, and Singapore. We believe our existing facilities are adequate for our current needs and that suitable additional space will be available as needed.

Item 3.    Legal Proceedings

2001 IPO Litigation

        In November 2001, a purchaser of our common stock filed a complaint in the United States District Court for the Southern District of New York against us, two of our officers and the lead underwriters alleging violations of the federal securities laws in connection with our initial public offering ("IPO") and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased our common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that our registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between the underwriters and certain purchasers to make additional purchases in the after market. The claims against us are asserted under Section 10(b) of the Exchange Act and Section 11 of the Securities Act of 1933 (the "Securities Act") and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against us, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, we, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against many of the individual defendants, including our officers named in the complaint. On February 19, 2003, the Court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including us, but denied the remainder of the motion as to the defendants. In June 2003, a special committee of our Board of Directors authorized us to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. In October 2004, the Court certified the class in a case against certain defendants. On February 15, 2005, the Court preliminarily approved the terms of the proposed settlement contingent on modifications to the proposed settlement. On August 31, 2005, the Court approved the terms of the proposed settlement, as modified. On April 24, 2006, the Court held a hearing on a motion to approve the final settlement and took the matter under advisement. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court's October 2004 order certifying a class. On June 25, 2007, the Court entered an order terminating the settlement. Accordingly, we are unable to determine the ultimate outcome or potential range of loss, if any.

        On October 5, 2007, Vanessa Simmonds, a purported shareholder, filed a complaint in the United States District Court for the Western District of Washington for recovery of short-swing profits under Section 16(b) of the Exchange Act against the lead underwriters of our initial public offering in May 2000. On February 28, 2008, the plaintiff filed an amended complaint. The amended complaint seeks recovery against the underwriters for profits they received from the sale of our common stock in connection with the IPO. We were named as a nominal defendant but have no liability for the asserted claims. None of our officers or directors were named in the amended complaint. We are in the process of considering what, if any, action to take in response to this litigation. We do not expect that this claim will have a material impact on our financial statements.

2002 Securities Litigation

        Beginning in July 2002, several purchasers of our common stock filed complaints in the United States District Court for the District of Massachusetts against us, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act (the "Class Action Complaints"). The purchasers seek to represent a class of persons who purchased our common stock between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that we made false and misleading statements about our products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, we filed a motion to dismiss the Consolidated Amended Complaint on various grounds. On May 11, 2004, the Court held oral argument on the motion, at the conclusion of which the Court denied our motion to dismiss. The plaintiffs filed a motion for class certification on July 30, 2004. On February 16, 2005, the Court certified the class and appointed a class representative. On March 9, 2005, the Court appointed the law firm of Moulton & Gans as lead counsel. After the Court requested additional briefing on the adequacy of the class representative, the class representative withdrew. Lead counsel then filed a motion to substitute a new plaintiff as the class representative. On May 19, 2005, the court held a hearing on the motion and took the matter under advisement. On August 15, 2005, the Court issued an order decertifying the class and requiring the parties to submit a joint report informing the Court whether the cases have been settled and whether defendants would be seeking to recover attorney's fees from the plaintiffs. On September 30, 2005, the plaintiffs filed motions to voluntarily dismiss their complaints with prejudice. On October 5, 2005, the Court entered an order dismissing the cases. On June 26, 2006, the Court issued an order denying our motion for recovery of attorneys' fees. We do not have any directors and officers insurance available for this claim.

        On January 6, 2006, a purchaser of our common stock filed a complaint in the United States District Court for the District of Massachusetts that is essentially identical to the Consolidated Amended Complaint previously filed against the defendants. The Court appointed the Public Employees' Retirement System of Mississippi as lead plaintiff. The lead plaintiff filed an Amended Consolidated Complaint. On April 19, 2007, the defendants filed a motion to dismiss the Amended Consolidated Complaint. There is no assurance we will prevail in such a motion or defending this action. A judgment or a settlement of the claims against the defendants could have a material impact on our financial results. It is too early to determine the ultimate outcome or potential range of loss, if any.

2004 Restatement Litigation

        Beginning in February 2004, a number of purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts against us and certain of our current officers and directors. On June 28, 2004, the court consolidated the claims. On December 1, 2004, the lead plaintiff filed a consolidated amended complaint. The complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act and Sections 11, 12(a), and 15 of the Securities Act, relating to the restatement of our financial results for 2001, 2002 and the first three quarters of 2003. As discussed in Note 22, on November 7, 2007, we and the plaintiff agreed to settle the litigation for $40.0 million. We recorded $24.7 million of expense, net of insurance recovery, for the settlement of this litigation in fiscal 2007. By order dated January 18, 2008, the Court preliminarily approved the settlement subject to class notice and other conditions. The settlement is subject to final approval by the Court. The Court has scheduled a hearing for final approval on March 31, 2008.

        In February 2004, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against us and certain of our officers and directors, naming us as a nominal defendant. Also in February 2004, two purported shareholder derivative lawsuits were filed in the business litigation session of the superior court of Suffolk County of Massachusetts against us and certain of our directors and officers, also naming us as a nominal defendant. On September 27, 2004, the state court granted our motion to dismiss. On October 26, 2004, the plaintiffs filed a notice appealing the state court's dismissal of the actions. On June 24, 2005, the plaintiffs withdrew the appeal and dismissed the case with prejudice. In the federal actions, on March 31, 2006, the Court entered an order granting the defendants' motions to dismiss the amended complaint. On April 26, 2006, the plaintiff filed a notice of appeal of the dismissal order. On August 16, 2007, the First Circuit Court of Appeals affirmed the district court's decision dismissing the case. On September 13, 2007, the plaintiff filed a Petition for Rehearing and/or Rehearing by the full First Circuit Court of Appeals. On November 17, 2007, the Court of Appeals denied the petition. The matter is closed and will not have a material impact on our financial statements.

Patent Litigation

        On June 14, 2006, C2 Communications sued AT&T, Inc., Verizon Communications, Inc., Qwest, Bellsouth, Sprint Nextel Corporation, Global Crossing and Level 3 in the Eastern District of Texas, Marshall Division. C2 Communications has alleged that each of the defendants infringe U.S. Patent No. 6,243,373 entitled "Method and Apparatus for Implementing a Computer Network Internet Telephone System." We have agreed, subject to certain conditions, to assume the defense of Qwest, Global Crossing and Level 3 in this litigation to the extent the claim results from their use of products purchased from us. There can be no assurance that other defendants who have purchased our products will not seek indemnification from us. On December 3, 2007, the Court held a pre-trial, or Markman, hearing on the claim construction of the patent. The trial is currently scheduled for September 2008. We believe that the defendants have substantial legal and factual defenses to the infringement claim, which we intend to pursue vigorously on behalf of the defendants for whom we agree or are required to assume defense of the litigation. However, there is no assurance any of the defendants will prevail in defending this action. There also can be no assurance that we will not be required to indemnify any of the defendants from any judgment of infringement rendered against them. We may be required to devote significant time and resources in connection with assuming the defense of the claim of infringement on behalf of the defendants for whom we have agreed to assume defense of the litigation. An adverse outcome with respect to the claim and our indemnification could have a material adverse impact on our business, operating results and financial condition. It is too early to determine the ultimate outcome or potential range of loss, if any.

        On January 24, 2008, Sprint Communications sued two of our customers, Broadvox and Nuvox, in the District of Kansas for patent infringement. We may be required to assume the defense in this litigation to the extent the claim results from our customers' use of products purchased from us. There also can be no assurance that we will not be required to indemnify them from any judgment of infringement rendered against them.

2006 Stock Option Accounting Litigation

        On November 14, 2006, a purported shareholder derivative lawsuit was filed in the United District Court for the District of Massachusetts against us and certain of our officers and directors, naming us as a nominal defendant. Other purported shareholders filed virtually identical complaints. The suits claim that certain of our officers and directors breached their fiduciary duties to our stockholders and to us in connection with our announced stock option review. The complaints are derivative in nature and do not seek relief from us. However, we have entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under the indemnification agreements or applicable Delaware law. By order dated December 18, 2006, the Court consolidated the actions. The plaintiffs have filed a consolidated complaint. The defendants filed on March 19, 2007 a motion to dismiss the consolidated complaint. The Court held a hearing on July 11, 2007, and took the motion under advisement. On January 25, 2008, the Court issued an order granting the motion to dismiss. We cannot predict whether the plaintiff will appeal that order. On February 15, 2008, one of the plaintiffs in this case sent us a shareholder demand letter, seeking the same relief sought in the derivative litigation that the Court dismissed. We are reviewing the demand letter with legal counsel.

        On January 19, 2007, a purported shareholder derivative lawsuit was filed in the Superior Court Department of Middlesex County of Massachusetts against certain of our directors and officers, also naming us as a nominal defendant. Another purported shareholder filed a virtually identical complaint. The suits assert similar claims and seek relief similar to the derivative suits filed in federal court. On May 7, 2007, the plaintiffs filed a consolidated complaint. On June 6, 2007, the defendants moved to dismiss the consolidated complaint. The Court held a hearing on the motion on August 14, 2007 and took the matter under advisement. On November 12, 2007, the plaintiffs filed a motion to voluntarily dismiss the complaint without prejudice so plaintiffs could pursue an action in the Delaware Chancery Court to enforce their rights to inspect our books and records under Section 220 of the Delaware Code. The defendants opposed the motion. On December 7, 2007, the Court granted the motion to voluntarily dismiss without prejudice subject to plaintiffs' paying the defendants' reasonable legal fees within 30 days of the Court's order. The Court further ruled that the case would be dismissed with prejudice if the plaintiff did not pay the defendants' legal fees within 30 days. The plaintiff did not pay the defendants' legal fees within the required 30 days. Accordingly, on January 8, 2008, the defendants requested entry of judgment for dismissal with prejudice. The plaintiffs have opposed the request. On January 16, 2008, the Court issued an order allowing the request and dismissing the case with prejudice. On February 5, 2008, the plaintiff filed a notice of appeal of that order. There is no assurance we will prevail in opposing the appeal. We do not expect that this claim will have a material impact on our financial statements.

        As announced on March 19, 2007, the SEC is conducting a formal private investigation into our historical stock option granting practices. If we are subject to adverse findings, we could be required to pay damages or penalties or have other remedies imposed, including criminal penalties, which could adversely impact our business, financial position or results of operations. At this time, we are unable to determine the ultimate outcome of the investigation.

IRS Audit

        In May 2007, the Internal Revenue Service notified us that our payroll tax returns for the years ended December 31, 2004, 2005 and 2006 had been selected for audit in connection with our stock option review. In connection with the restatement of our financial statements, we have recorded approximately $1.6 million of accrued liabilities for additional federal and state payroll tax, penalties and interest related to adjustments resulting from errors in stock option accounting. In December 2007, we executed a statute extension waiver for 2004 through December 31, 2008 to allow additional time to complete the audit. We could be required to pay additional tax, penalties or interest, or have other remedies imposed, which could adversely impact our business, financial position or results of operations. At this time, we are unable to determine the ultimate outcome of the audit or whether it may have a material impact on our financial statements.

Employment Litigation

        On February 19, 2008, James Collier, our former Vice President of Sales, filed a complaint against us in federal district court in the District of New Jersey. The complaint alleges that we breached Mr. Collier's employment agreement by failing to pay severance in the amount of $600,000 and provide benefits claimed to be owed under the employment agreement. We believe that Mr. Collier was properly terminated for cause and therefore is not owed any severance or other benefits under the employment agreement. We intend to defend the case vigorously. We may incur significant legal fees in defending this claim and there is no assurance as to the ultimate outcome of the litigation.

Item 4.    Submission of Matters to a Vote of Security Holders

        The 2007 Annual Meeting of Shareholders of Sonus Networks, Inc. was held on November 12, 2007 at The Westford Regency Inn and Conference Center, 219 Littleton Road, Westford, Massachusetts 01886. Of the 267,299,921 shares outstanding as of September 28, 2007, the record date, 241,749,583 shares (90.4%) were present or represented by proxy at the meeting. The results of the votes on each of the proposals are as follows:

  1.
  Election of two directors to each serve for three-year terms.

	Number of Shares
	For	Withheld
Howard E. Janzen	237,752,183	3,997,400
H. Brian Thompson	197,766,369	43,983,214

  In addition to the directors listed above who were elected at the 2007 Annual Meeting of Shareholders, the terms of Hassan M. Ahmed, John P. Cunningham, Paul J. Severino and Edward T. Anderson continued after the meeting.

  2.
  Approval of the 2007 Stock Incentive Plan.

Number of Shares
For	139,970,150
Against	36,793,175
Abstain	156,561
Broker non-vote	64,829,697

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is quoted on the NASDAQ Global Select Market under the symbol "SONS." All companies listed on the NASDAQ Global Select Market are required to comply with certain continued listing standards.

        The following table sets forth, for the time periods indicated, the high and low sales prices of our common stock as reported on the NASDAQ Global Select Market.

	High	Low
Fiscal 2007
First quarter	$8.78	$6.63
Second quarter	$9.03	$7.16
Third quarter	$8.85	$5.13
Fourth quarter	$7.59	$5.62
Fiscal 2006
First quarter	$5.58	$3.69
Second quarter	$5.70	$3.81
Third quarter	$5.75	$3.96
Fourth quarter	$7.09	$4.71

Holders

        At February 11, 2008, there were 645 holders of record of our common stock.

Dividend Policy

        We have never declared or paid cash dividends and have no present intention to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        None.

Performance Graph

        The following performance graph compares the cumulative total return to stockholders for our common stock for the period from December 31, 2002 through December 31, 2007 with the cumulative total return over the same period on the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The comparison assumes an investment of $100 on December 31, 2002 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Sonus Networks, Inc., The NASDAQ Composite Index
And The NASDAQ Telecommunications Index

*
$100 invested on 12/31/02 in stock or index—including reinvestment of dividends.
Fiscal year ending December 31.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

Consolidated Statement of Operations Data

	Year ended December 31,
(In thousands, except per share amounts)	2007(1)	2006(2)	2005	2004	2003
Revenue:
Product	$226,230	$203,592	$135,198	$124,607	$59,841
Service	94,080	75,891	60,164	46,295	32,755

Total revenue	320,310	279,483	195,362	170,902	92,596

Cost of revenue:
Product	92,144	70,823	53,542	33,227	23,536
Service	37,424	29,609	24,683	18,672	15,393

Total cost of revenue	129,568	100,432	78,225	51,899	38,929

Gross profit	190,742	179,051	117,137	119,003	53,667

Operating expenses:
Research and development	79,129	55,446	47,581	37,956	36,029
Sales and marketing	81,869	65,748	45,913	36,346	26,875
General and administrative	56,841	35,366	27,699	26,016	14,380
Litigation settlement, net of insurance recovery	24,672	—	—	—	—
Amortization of goodwill and purchased intangible assets	—	—	—	2,402	2,408

Total operating expenses	242,511	156,560	121,193	102,720	79,692

Income (loss) from operations	(51,769)	22,491	(4,056)	16,283	(26,025)
Interest and other income (expense), net	19,310	15,405	9,380	3,796	1,525

Income (loss) before income taxes	(32,459)	37,896	5,324	20,079	(24,500)
Income tax benefit (provision)	8,822	64,958	(539)	(497)	521

Net income (loss)	$(23,637)	$102,854	$4,785	$19,582	$(23,979)

Net income (loss) per share:
Basic	$(0.09)	$0.41	$0.02	$0.08	$(0.11)
Diluted	$(0.09)	$0.40	$0.02	$0.08	$(0.11)
Shares used in computing net income (loss) per share:
Basic	262,924	253,771	248,584	245,830	220,696
Diluted	262,924	258,338	252,803	252,993	220,696

Consolidated Balance Sheet Data

	December 31,
(In thousands)	2007	2006	2005	2004	2003
Cash, cash equivalents and short-term marketable securities	$326,021	$300,691	$296,248	$290,984	$305,391
Long-term investments	$66,568	$60,189	$17,993	$21,029	$—
Working capital	$365,204	$312,197	$278,047	$269,116	$259,642
Total assets	$694,050	$589,604	$457,206	$396,497	$358,971
Long-term deferred revenue, net of current portion	$16,462	$33,787	$33,853	$25,960	$24,302
Long-term liabilities, net of current portion	$2,061	$1,467	$1,449	$692	$829
Convertible subordinated note	$—	$—	$10,000	$10,000	$10,000
Total stockholders' equity	$493,586	$432,533	$278,812	$263,712	$233,615

(1)
Includes the results of operations of Zynetix Limited for the period subsequent to its acquisition by the Company on April 13, 2007.

(2)
Includes an income tax benefit of $82.6 million related to the reversal of a valuation allowance on a certain deferred tax assets.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Form 10-K. The following discussion contains forward looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of a number of factors, including the risks discussed in Item 1A. "Risk Factors" and elsewhere in this Form 10-K. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and ourselves, and we do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

Overview

        We are a leading provider of voice infrastructure solutions for wireline and wireless service providers. Our products are a new generation of carrier-class infrastructure equipment and software that enables voice services to be delivered over Internet Protocol ("IP") packet-based networks. Our target customers include both traditional and emerging communications providers, including long distance carriers, local exchange carriers, Internet service providers, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers. IP packet-based networks, which transport traffic in small bundles, or "packets," offer a significantly more flexible, cost-effective and efficient means for providing communications services than existing circuit-based networks, designed years ago to primarily deliver telephone calls.

        Our suite of voice infrastructure solutions allows wireline and wireless operators to build converged voice over IP ("VoIP") networks. Our products are built on the same distributed, IP-based principles embraced by the IP Multimedia subsystem ("IMS") architecture, as defined by the Third Generation Partnership Project ("3GPP"). This IMS architecture is being accepted by network operators globally as the common approach for building converged voice, data, wireline and wireless networks. The IMS architecture is based primarily on IP packets and the SIP protocol, which has been the foundation of our products since our formation.

        We sell our products primarily through a direct sales force and, in some markets, through or with the assistance of resellers and distributors. Customers' decisions to purchase our products to deploy in commercial networks involve a significant commitment of resources and a lengthy evaluation, testing and product qualification process. Our revenue and results of operations may vary significantly and unexpectedly from quarter to quarter as a result of long sales cycles, our expectation that customers will tend to sporadically place large orders with short lead times and the application of complex revenue recognition rules to certain transactions, which may result in customer shipments and orders from multiple quarters being recognized as revenue in one quarter. We expect to recognize revenue from a limited number of customers for the foreseeable future.

        We continue to focus on the key elements of our strategy, designed to capitalize on our technology and market lead and build a premier franchise in packet-based voice infrastructure solutions. We are currently focusing our major efforts on the following aspects of our business:

  •
  winning new business from key service providers;

  •
  adding new products to our portfolio;

  •
  expanding our global sales and support capabilities; and

  •
  opening new channels and markets for our products.

Acquisition of Zynetix Limited

        On April 13, 2007, we completed the acquisition of Zynetix Limited ("Zynetix"), a privately-held designer of innovative Global System for Mobile Communications ("GSM") infrastructure solutions located in the United Kingdom. In consideration we paid the selling shareholders £3,000,000 on the acquisition date (U.S. $5.9 million), and £1,330,583 on June 11, 2007 (U.S. $2.6 million). We also paid $0.3 million of transaction costs related to this acquisition. The share purchase agreement, as amended, also includes two additional potential payments to the selling shareholders: (1) £1,500,000 payable on December 31, 2008 (U.S. $3.0 million at December 31, 2007): and (2) 175,000 shares of our common stock deliverable on April 30, 2009, both contingent upon the business achieving certain predetermined financial and business metrics related to revenue, operating expenses and customer trials. The operating results of Zynetix have been included in our consolidated financial statements for the period subsequent to its acquisition.

Stock-based Compensation

        On January 1, 2006, we adopted the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment ("SFAS 123R"). SFAS 123R supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Prior to our adoption of SFAS 123R, we provided the required disclosures in accordance with SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). We recorded stock-based compensation totaling $41.9 million and $12.0 million in our consolidated statements of operations for the years ended December 31, 2007 and 2006, respectively. These amounts are included in the following expense categories (in thousands):

	Year ended December 31,
	2007	2006
Product cost of revenue	$831	$81
Service cost of revenue	3,593	925
Research and development	15,976	3,809
Sales and marketing	14,138	3,990
General and administrative	7,410	3,156

	$41,948	$11,961

        In addition, we included approximately $0.2 million and $32,000 of stock-based compensation in inventory at December 31, 2007 and 2006, respectively.

        At December 31, 2007, we had $52.7 million of unrecognized compensation cost related to unvested stock option and restricted stock awards, which is expected to be recognized over a weighted average period of approximately three years. At December 31, 2007, we had $4.1 million of unrecognized stock-based compensation expense to be recorded over the remaining 2000 Employee Stock Purchase Plan ("ESPP") purchase period.

        Under the provisions of APB 25, we recorded $3.6 million of stock-based compensation for the year ended December 31, 2005. This amount is included in the following expense categories (in thousands):

Product cost of revenue	$42
Service cost of revenue	431
Research and development	1,212
Sales and marketing	1,512
General and administrative	380

$3,577

        On December 21, 2005, our Board of Directors approved accelerating the vesting of out-of-the-money, unvested stock options held by all current employees, subject to employee approval to the extent accelerating of vesting would create a change in classification of any grant from an incentive stock option to a non-qualified incentive stock option. Non-employee members of the Board of Directors were excluded from the acceleration. Unvested options having an exercise price of $4.00 per share or greater at that time, representing the right to purchase a total of approximately 18.9 million shares, became exercisable as a result of the vesting acceleration. All other terms and conditions in the original grants remained unchanged. The acceleration of vesting did not result in the recognition of incremental compensation expense in fiscal 2005 as the exercise price of the accelerated stock options exceeded the fair market value of the underlying common stock on the date of modification. The decision to accelerate vesting of these stock options was made primarily to reduce compensation expense that would otherwise be recognized after the adoption of SFAS 123R on January 1, 2006.

        During December 2006, in order to remedy the unfavorable personal tax consequences for those who had not exercised stock options subject to Section 409A of the Internal Revenue Code ("Section 409A") after December 31, 2005, we entered into agreements with our directors and executives who are or were designated as Section 16 filers with the Securities and Exchange Commission ("SEC"). Pursuant to the agreements, we agreed to make cash payments to the directors and executives in an amount equal to the difference between the exercise price of the original option and the amended price of the new option. We recorded $1.2 million of stock-based compensation expense in fiscal 2007 related to these agreements.

        On September 10, 2007, we completed a tender offer to amend stock options issued in previous years for which it was subsequently determined that the exercise price was less than the fair value on the revised date of grant, in order to mitigate the unfavorable personal tax consequences under Section 409A. The impact of the amendment of such options resulted in a stock option modification under SFAS 123R. The terms of such tender offer required us to make cash payments to option holders in an amount equal to the difference between the exercise price of the original option and the amended exercise price of the new option. We recorded a liability of $3.5 million in the third quarter of 2007 for the present value of the fully vested cash payments to be made in January 2008, of which $1.9 million was recorded as stock-based compensation expense and $1.6 million was recorded as a reduction to Additional paid-in capital. The stock-based compensation expense amount represents the incremental fair value of the new options, and was recognized in the third quarter of fiscal 2007 due to the fact that the future cash payments were fully vested as of September 10, 2007, the conclusion of the tender offer. We made the payments related to the tender offer on January 15, 2008.

        We could not issue any securities under our registration statements on Form S-8 until we became current in our SEC reporting obligations for filing our periodic reports under the Exchange Act. Consequently, during the fourth quarter of fiscal 2006 and in fiscal 2007, we extended the contractual terms of 0.8 million and 2.1 million vested stock options, respectively, held by former executives and other former employees. We accounted for the modifications to extend the contractual term of the awards for individuals in accordance with SFAS 123R. As a result of the modifications, we recorded additional stock-based compensation of $11.7 million in fiscal 2007. Based on the guidance in SFAS 123R and related FASB Staff Positions, after the modification those stock options held by former employees became subject to the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. As a result, certain of those stock option awards were reclassified as liability awards within current liabilities. Accordingly, at the end of each reporting period, we determine the fair value of those awards utilizing the Black-Scholes valuation model and recognize any change in fair value in our Consolidated Statement of Operations in the period of change until the awards are exercised, expire or are otherwise settled. We recorded Other income of $1.1 million in fiscal 2007 and Other expense of approximately $39,000 in the fourth quarter of fiscal 2006 as a result of changes in the fair value of the liability awards. The fair values of these awards were remeasured on the respective dates of exercise or expiration and recorded as an increase to additional paid-in capital. As of December 31, 2007, these options were exercised or had expired. The aggregate fair value of these liability awards included in current liabilities was $1.1 million at December 31, 2006.

        During the first quarter of fiscal 2007, as a result of our inability to issue any securities under our registration statements on Form S-8, we extended the contractual terms of approximately 185,000 vested stock options held by current employees which were due to expire. We accounted for the modifications to extend the contractual term of the awards for current employees in accordance with SFAS 123R. We recorded $0.8 million of stock-based compensation expense in fiscal 2007 related to these modifications.

        We were not able to issue shares under our ESPP as scheduled on February 28, 2007, delaying the issuance of shares until after we became current in our SEC reporting obligations. In addition, we delayed the commencement of the next scheduled ESPP period from March 1, 2007 to April 1, 2007. We recorded stock-based compensation expense of $8.8 million in fiscal 2007 related to these modifications.

        On November 14, 2007, we entered into a Retention and Restricted Stock Agreement (the "Agreement") with our President, Chief Executive Officer and Chairman (the "Executive"). Pursuant to the Agreement, the Executive was granted 750,000 shares of restricted stock that will vest on November 14, 2009, subject to the Executive's continued service as an executive or director of the Company. Any unvested restricted stock would be forfeited by the Executive in the event of the termination of his employment by the Company for Cause or by the Executive without Good Reason, both as defined in the Agreement. The vesting of a portion of the restricted stock will accelerate based on the achievement of two performance metrics: (1) 187,500 shares will vest on the date on which the closing price of the Company's stock exceeds $10.00 per share for 10 consecutive trading days, provided the Executive is then an employee or director; and (2) 187,500 shares will vest on the date the Company reports operating results for the fiscal year ending December 31, 2008 with revenue at least equal to the revenue target set forth in the Company's 2008 operating plan, provided the Executive is then an employee or director. In addition, if the Company hires a successor President or Chief Executive Officer or appoints a successor Chairman, 375,000 shares will vest three months after the date on which such successor commences employment or board service, provided the Executive assists with transitional matters during such three-month period. The restricted stock will vest in full upon: (1) an acquisition of the Company, provided the Executive is then an employee or director; (2) the termination of the Executive's employment or removal as Chairman without Cause; (3) the termination of the Executive's employment by the Executive for Good Reason other than in connection with the Company's hiring of a successor President or Chief Executive Officer or appointment of a successor Chairman; or (4) termination of the Executive's employment or service as Chairman as a result of his death or total or partial incapacity due to physical or mental illness. The fair value of the restricted stock at the date of the award was $6.80 per share. The Company will monitor the progress on the achievement of the performance metrics and record expense related to the accelerated vesting of the shares at the time such achievement becomes probable. The Company recorded $0.3 million of stock-based compensation expense related to these restricted shares in 2007. The Agreement also modified the Executive's existing stock options to provide for the continued vesting of any unvested stock options and the ability to exercise any vested stock options for 18 months from the date of the Executive's separation from the Company under certain conditions. We recorded stock-based compensation expense of $1.8 million in the fourth quarter of fiscal 2007 related to this stock option modification.

        On October 15, 2007, pursuant to his employment agreement with us, we granted 35,000 shares of restricted common stock to our Chief Financial Officer. The shares, which vest over four years, had a fair value of $5.98 per share on the date of grant. We recorded approximately $9,000 of stock-based compensation expense related to these restricted shares in 2007.

        On May 15, 2007, we granted two employees shares of restricted common stock aggregating 15,000 shares. The shares, which vest over four years, had a fair value of $7.62 per share on the date of grant. We recorded approximately $15,000 of stock-based compensation expense related to these restricted shares in 2007.

        On January 25, 2008, our Board of Directors approved an Amended and Restated ESPP. Effective March 1, 2008, the Amended and Restated ESPP eliminates the two year offering periods comprised of four six month purchase periods. The Amended and Restated ESPP provides for a six-month offering period commencing with the March 1, 2008 purchase period. The purchase price of the stock is equal to 85% of the market price on the last day of the offering period. The Amended and Restated ESPP resulted in the cancellation of future purchases under current offering periods and accelerated recognition of unamortized expense related to those future purchases. We will incur approximately $4 million of non-cash stock-based compensation expense in the first quarter of fiscal 2008 related to the amendment of our ESPP. Expense related to the Amended and Restated ESPP will be recorded effective February 29, 2008.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management's estimates and projections, there could be a material effect on our financial statements. The significant accounting policies that we believe are the most critical include the following:

  •
  Revenue recognition;

  •
  Deferred revenue;

  •
  Allowance for doubtful accounts;

  •
  Inventory reserves;

  •
  Warranty, royalty, litigation and other loss contingency reserves;

  •
  Stock-based compensation;

  •
  Acquisitions;

  •
  Goodwill and purchased intangible assets; and

  •
  Accounting for income taxes.

        Revenue Recognition.    We recognize revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility of the related receivable is probable under customary payment terms. When we have future obligations, including a requirement to deliver additional elements which are essential to the functionality of the delivered elements or for which vendor specific objective evidence of fair value ("VSOE") does not exist or when customer acceptance is required, we defer revenue recognition and related costs until those obligations are satisfied.

        Many of our sales involve complex multiple-element arrangements. When a sale includes multiple elements, such as products, maintenance and/or professional services, we recognize revenue using the residual method as we have not established VSOE for our products or specified features/upgrades. Revenue associated with elements for which VSOE has been established is recorded based on the VSOE value; any undelivered elements that are not considered essential to the functionality of the product and for which VSOE has been established, is deferred based on the VSOE and any remaining arrangement fee is then allocated to, and recognized as, product revenue. We have established VSOE for maintenance arrangements (post-contract support) and some professional services. VSOE for maintenance and professional services is determined by either the price charged when the same element is sold separately or established by management having the relevant pricing authority. The Company's Pricing Committee has the relevant authority for establishing pricing for products and services. If we cannot establish VSOE for any undelivered element, including specified features and upgrades, we defer revenue on the entire arrangement until VSOE for all undelivered elements is known or all elements are delivered and all other revenue recognition criteria are met.

        Revenue from maintenance and support services is recognized ratably over the service period. Earned maintenance revenue is deferred until the associated product is accepted by the customer and all other revenue recognition criteria are met. Maintenance and support services include telephone support, return and repair support and unspecified rights to product upgrades and enhancements.

        Revenue from installation services is generally recognized when the service is complete and all other revenue recognition criteria have been met. Revenue from other professional services for which VSOE has been established is typically recognized as the services are delivered if all other revenue criteria have been met.

        Revenue from consulting, custom development and other professional services-only engagements are recognized as services are completed.

        We sell the majority of our products directly to our service provider customers. For products sold to resellers and distributors, we recognize revenue on a sell-through basis utilizing information provided to us from our resellers and distributors unless we have at least eight quarters of consistent history with a reseller which eliminates uncertainty regarding the potential of product returns or refunds, price protection or any other form of concession. Through December 31, 2005, no revenue had been recognized on a sell-in basis due to the limited return history associated with shipments to resellers and distributors.

        During the fourth quarter of 2007, we began reporting revenue from one of our distributors on a sell-in basis, where revenue is recognized upon the shipment of products to the distributor, assuming all other requirements for revenue recognition have been met. We had previously recognized revenue for sales to this distributor when products had been sold through by the distributor to its customers. This change reflects two years of commercial activity during which we have not authorized or incurred any return of our product or provided any other form of price protection or concession. As a result of this history, the price for products sold to this distributor is now fixed or determinable upon sale to the distributor and collection is probable. During the year ended December 31, 2007, we recognized revenue totaling approximately $60,000 in connection with sales of products to these distributors through December 31, 2007 that had not yet sold through to their customers. This revenue would have been recognized in subsequent periods if we had not changed to a sell-in basis for this distributor. This additional revenue resulted in an immaterial amount of additional income before income taxes and net income and did not impact net loss per share for the year ended December 31, 2007.

        During the first quarter of 2006, we began reporting revenue from one of our distributors on a sell-in basis. We had previously recognized revenue for sales to this distributor when products had been sold through by the distributor to its customers. This change reflects two years of commercial activity during which we have not authorized or incurred any return of our product or provided any other form of price protection or concession. As a result of this history, the price for products sold to this distributor is now fixed or determinable upon sale to the distributor and collection is probable. During the year ended December 31, 2006, we recognized revenue totaling $3.9 million in connection with sales of products to one of these distributors through December 31, 2006 that had not yet sold through to its customers. This revenue would have been recognized in subsequent periods if we had not changed to a sell-in basis for this distributor during the first quarter of fiscal 2006. This additional revenue resulted in $1.4 million of additional income before income taxes, $0.8 million of additional net income and $0.01 of additional diluted net income per share for the year ended December 31, 2006.

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

        Allowance for Doubtful Accounts.    We establish billing terms at the time we negotiate purchase agreements with our customers. We monitor our outstanding receivables for timely payments and potential collection issues. The allowance for doubtful accounts is estimated based on our detailed assessment of the collectibility of specific customer accounts.

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

        Loss Contingencies and Reserves.    We are subject to ongoing business risks arising in the ordinary course of business that affect the estimation process of the carrying value of assets, the recording of liabilities and the possibility of various loss contingencies. Under SFAS No. 5, Accounting for Contingencies ("SFAS 5"), an estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to determine whether such amounts should be adjusted and record changes in estimates in the period they become known.

        Stock-based Compensation.    Prior to January 1, 2006, we accounted for all of employee and non-employee director stock-based compensation awards using the intrinsic value method under APB 25, and provided the required disclosures in accordance with SFAS 123. On January 1, 2006, we adopted SFAS 123R, using the modified prospective transition method. We recognize the fair value of stock compensation in our consolidated financial statements over the requisite service period, generally on a straight-line basis for time-vested awards.

        Under SFAS 123R, our stock-based compensation is affected by our stock price as well as valuation assumptions, including the volatility of our stock price, expected term of the option, risk-free interest rate and expected dividends. We utilize the Black-Scholes valuation model for estimating the fair value on the date of grant of employee stock options. Prior to January 1, 2006, we used historical volatility to estimate the grant-date fair value of stock options. Starting on January 1, 2006, we estimated future volatility using a combination of historical and implied volatility. We believe that a combination of historical and implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market's expectations of future volatility. Historical volatility during the period associated with the expected term of our stock options over the past few years included a period of time during or subsequent to our initial public offering when our stock price experienced abnormally high volatility levels, which we believe is unlikely to be indicative of future stock price behavior. However, we have not placed sole reliance on implied volatility as options in our common stock that are actively traded on the open market generally have a term of two years or less—substantially shorter than our stock options' expected term.

        Acquisitions.    In accordance with the purchase method of accounting as prescribed by SFAS No. 141, Business Combinations, the fair values of assets acquired and liabilities assumed are determined and recorded as of the date of the acquisition. We utilize independent valuation specialists to assist us in determining the fair values of identifiable tangible and intangible assets acquired and liabilities assumed in order to determine the portion of the purchase price allocable to these assets. Costs to acquire a business, including transaction costs, are allocated to the fair value of net assets acquired. Any excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill.

        Goodwill and Purchased Intangible Assets.    At December 31, 2007, we had goodwill and net purchased intangible assets of $8.4 million and $2.6 million, respectively. Goodwill and intangible assets with indefinite lives are tested annually for impairment in accordance with the goodwill provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by comparing the carrying amount of the asset to future net undiscounted pretax cash flows expected to be generated by the asset. If these comparisons indicate that an asset is not recoverable, we will recognize an impairment loss for the amount by which the carrying value of the asset exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. Considerable judgment is required to estimate discounted future operating cash flows. Judgment is also required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible or other long-lived assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, a significant change in circumstances relative to a large customer, a significant decline in our stock price for a sustained period and a decline in our market capitalization to below net book value. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in the models and valuation reports. To the extent these future projections and estimates change, the estimated amounts of impairment could differ from current estimates.

        Accounting for Income Taxes.    Our provision for income taxes is comprised of a current and a deferred portion. The current income tax provision is calculated as the estimated taxes payable or refundable on tax returns for the current year. We provide for deferred income taxes resulting from temporary differences between financial and taxable income. Such differences arise primarily from tax net operating loss and credit carryforwards, depreciation, deferred revenue, stock-based compensation expense, accruals and reserves. We assess the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. If we were to determine that it was more likely than not that we would be unable to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to operations in the period that such determination was made. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which we operate and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized, including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Such assessment is completed on a jurisdiction by jurisdiction basis.

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

        Effective January 1, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

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

Results of Operations

Years Ended December 31, 2007 and 2006

        Revenue.    Revenue for the years ended December 31, 2007 and 2006 was as follows (in thousands):

	Year ended December 31,
	2007	2006
Product	$226,230	$203,592
Service	94,080	75,891

Total revenue	$320,310	$279,483

        Product revenue is comprised of sales of our voice infrastructure products, including our GSX9000 and GSX4000 Open Services Switches, NBS Network Border Switch, PSX Call Routing Server, SGX Signaling Gateway, ASX Feature Server, the Sonus Insight Management System and related product offerings. Product revenue for fiscal 2007 increased 11.1% from fiscal 2006. The increase in product revenue was primarily the result of increased product sales and shipments, including the successful completion of the deployment of our products into new and expanded customer networks.

        Service revenue is primarily comprised of hardware and software maintenance and support, network design, installation and other professional services. Service revenue increased 24.0% in fiscal 2007, compared to fiscal 2006. The increase is primarily a result of increased maintenance revenue due to our growing installed customer base and completion of certain professional services projects.

        AT&T contributed more than 10% of our revenue in the year ended December 31, 2007. Cingular Wireless (part of AT&T as of January 1, 2007), KDDI and Level 3 each contributed more than 10% of our revenue in the year ended December 31, 2006.

        International revenue was approximately 27% and 28% of revenue in fiscal 2007 and fiscal 2006, respectively. Due to the uneven ordering patterns of our international customers, we expect that international revenue will continue to fluctuate as a percentage of revenue from quarter to quarter and year to year.

        Our deferred product revenue was $44.1 million and $32.7 million at December 31, 2007 and 2006, respectively. Our deferred service revenue was $55.1 million and $61.5 million at December 31, 2007 and 2006, respectively. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

        Cost of Revenue/Gross Profit.    Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs and inventory obsolescence.

        Cost of revenue and gross profit as a percentage of revenue for the years ended December 31, 2007 and 2006 were as follows (in thousands, except percentages):

	Year ended December 31,
	2007	2006
Cost of revenue
Product	$92,144	$70,823
Service	37,424	29,609

Total cost of revenue	$129,568	$100,432

Gross profit margin (% of respective revenue)
Product	59.3%	65.2%
Service	60.2%	61.0%
Total gross profit margin	59.5%	64.1%

        The decrease in product gross profit as a percentage of revenue ("product gross margin") was primarily due to product mix, coupled with the writedown in the fourth quarter of $1.5 million of excess and obsolete inventory. The decrease in service gross profit as a percentage of service revenue ("service gross margin") was primarily due to higher stock-based compensation costs of $2.7 million in fiscal 2007, compared to the prior year, partially offset by higher service revenue relative to our fixed costs. Our service cost of revenue is relatively fixed in advance of any particular quarter and therefore, changes in service revenue will have a significant impact on service gross margins. We believe that our gross margin over time will remain in our long-term financial model of 58% to 62%.

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $79.1 million in fiscal 2007, an increase of $23.7 million, or 42.7%, from $55.4 million in fiscal 2006. The increase in fiscal 2007 primarily reflects higher stock-based compensation, as well as higher salary and related expenses associated with additional headcount. Stock-based compensation costs accounted for $12.2 million of increased research and development expense in fiscal 2007, compared to fiscal 2006. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our research and development expenses for fiscal 2008 will increase modestly from fiscal 2007 levels, primarily as a result of continued investment in new products.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses were $81.9 million in fiscal 2007, an increase of $16.2 million, or 24.5%, from $65.7 million in fiscal 2006. The current year increase primarily reflects higher stock-based compensation and our continued expansion of our worldwide sales and support coverage. Stock-based compensation costs accounted for $10.1 million of increased sales and marketing expense in fiscal 2007, compared to fiscal 2006. We also recorded $1.9 million of higher evaluation equipment expenses in 2007, compared to the prior year. We believe that our sales and marketing expenses will increase in fiscal 2008 from fiscal 2007 levels, primarily related to personnel and related costs. The magnitude of the increase will be dependent in part upon our level of revenues as commission expenses fluctuate primarily based on revenue levels.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses were $56.8 million in fiscal 2007, an increase of $21.4 million, or 60.7%, from $35.4 million in fiscal 2006. Professional fees, including $9.9 million related to our stock option historical review, totaled $25.5 million in 2007. Professional fees, including $6.1 million related to our stock option historical review, totaled $13.4 million in 2006. Stock compensation costs accounted for $4.3 million of increased general and administration expense in fiscal 2007, compared to the prior year. In fiscal 2007, we recorded $2.6 million of charges related to the departures of the Company's President and Chief Operating Officer, and Chief Financial Officer, as well as $1.8 million of charges related to the modification of options held by our President and Chief Executive Officer in connection with his Retention and Restricted Stock Agreement, which was effective November 14, 2007. We believe that our general and administrative expenses will decrease in fiscal 2008 from fiscal 2007 levels.

        In the fourth quarter of fiscal 2007, we resolved a coverage dispute with our insurer regarding coverage under our 2006-07 directors and officers' insurance policy (see "Settlement of Litigation" below). In exchange for our agreement that the 2006-07 policy did not cover the 2006 shareholders derivative litigation, our insurer agreed to issue a new policy providing coverage to our directors and officers for the 2006 shareholders derivative litigation with a premium of $770,000. The premium payment of $770,000 was recorded as insurance expense in the fourth quarter, and is included as a component of General and administrative expenses in our Consolidated Statement of Operations for the year ended December 31, 2007.

        Settlement of Litigation, net.    On November 7, 2007 we reached a preliminary settlement, subject to court approval, of the consolidated securities action lawsuit arising from our restatement in 2004 of our financial statements. Under the terms of the settlement, the plaintiffs agreed to release all claims against us and the other defendants in consideration for the payment of $40.0 million from us to the class of plaintiffs.

        In connection with the settlement, in the third quarter of fiscal 2007, we recorded a charge of $40.0 million and a related liability for the full amount of the settlement. Following the resolution of an insurance coverage dispute with our insurer on December 28, 2007, we recorded a $15.3 million insurance recovery in the fourth quarter of fiscal 2007, as such recovery became probable following the resolution of the insurance coverage dispute in December 2007.

        Pursuant to the settlement, in November 2007, we deposited $25.0 million in escrow toward the settlement fund. In January 2008, our insurer deposited $15.0 million into the escrow account and paid directly to us the remaining $0.3 million in available insurance coverage.

        Interest Income, net.    Interest income consists of interest earned on our cash equivalents, marketable debt securities and long-term investments. Interest expense in fiscal 2007 relates to capital lease obligations. Interest expense in fiscal 2006 consists of interest incurred on a convertible subordinated note, which we repaid in May 2006, and capital lease obligations. Interest income, net of interest expense, was $18.2 million in fiscal 2007, an increase of $2.8 million, from $15.4 million in fiscal 2006. The increase reflects higher average cash and investment balances, coupled with a higher average portfolio yield.

        Income Taxes.    Our benefit for income taxes was $8.8 million for the year ended December 31, 2007, compared to a benefit of $65.0 million for the year ended December 31, 2006. The effective tax benefit rate of 27.2% for the year ended December 31, 2007 is below the statutory U.S. federal rate of 35% primarily due to increases in the tax rate for state income, foreign dividends, and stock-based compensation, offset by research and development tax credits earned for both U.S. federal and state purposes.

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

        In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which we operate and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Based upon our cumulative operating results and an assessment of our expected future results, we concluded in the fourth quarter of fiscal 2006 that it was more likely than not that we would be able to realize a substantial portion of our U.S. net operating loss carryforward tax asset prior to its expiration and realize the benefit of other net deferred tax assets. As a result, we reduced our valuation allowance in 2006, resulting in recognition of a deferred tax asset, and an increase to net income of $73.6 million.

        At December 31, 2007, we had a remaining valuation allowance of $28.9 million, consisting of $28.7 million relating to excess tax benefits associated with stock-based compensation and $0.2 million related to foreign net operating loss carryforwards that we expect to expire unused. At December 31, 2006 we had a remaining valuation allowance of $31.7 million, consisting of $28.7 million relating to excess tax benefits associated with stock-based compensation and $3.0 million relating to certain state net operating losses which we expect to expire unused. These excess tax benefits will be recorded as a credit to additional paid-in capital in the period realized.

        Because of the availability of the U.S. net operating loss tax carryforwards ("NOLs"), a significant portion of our future provision for income taxes is expected to be a non-cash expense; consequently, the amount of cash paid with respect to income taxes is expected to be a relatively small portion of the total annualized tax expense during periods in which the NOLs are utilized.

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

        Product cost of revenue increased $17.3 million fiscal 2006, compared to fiscal 2005. The increase is primarily attributable to higher product revenue in fiscal 2006. Our service cost of revenue increased $4.9 million in fiscal 2006, compared to fiscal 2005. The increase is primarily attributable to higher service revenue in fiscal 2006, coupled with additional costs to expand the service organization infrastructure in response to our growing customer base. The increase in product gross profit as a percentage of revenue was primarily due to customer and product mix, partially offset by a greater percentage of revenue in fiscal 2006 from resellers with typically lower gross margins. Our product gross profit remained higher than our long-term financial model of 58% to 62%. The increase in service gross profit as a percentage of service revenue was primarily due to an increase in service revenue, partially offset by increased investment in our service organization to support the expansion of our installed base.

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $55.4 million in fiscal 2006, an increase of $7.8 million, or 16.5%, from $47.6 million in fiscal 2005. The increase primarily reflects $3.7 million of higher salary and related expenses, including stock-based compensation expense, associated with additional headcount.

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

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses were $35.4 million in fiscal 2006, an increase of $7.7 million, or 27.7%, from $27.7 million in fiscal 2005. Professional fees, including $6.1 million related to our previously described stock option historical review, totaled $13.4 million in 2006. Salaries and related expenses increased $2.6 million in 2006, compared to the prior year. These amounts were partially offset by a decrease of $2.6 million in directors and officers insurance premiums and the reversal of $0.5 million of restructuring reserves related to a change in our decision to abandon a facility for which costs had previously been accrued.

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

        In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative income in the most recent fiscal years, changes in the business in which we operate and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Based upon our cumulative operating results and an assessment of our expected future results, we concluded in the fourth quarter of fiscal 2006 that it was more likely than not that we would be able to realize a substantial portion of our U.S. net operating loss carryforward tax asset prior to its expiration and realize the benefit of other net deferred tax assets. As a result, we reduced our valuation allowance in 2006, resulting in recognition of a deferred tax asset, and an increase to net income of $73.6 million.

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

Liquidity and Capital Resources

        At December 31, 2007, our cash, cash equivalents, marketable securities and long-term investments totaled $392.6 million, of which approximately $23 million was invested in auction rate securities that matured subsequent to year-end. As of February 8, 2008, we no longer had any investments in auction rate securities.

        Our operating activities provided $32.2 million of cash in fiscal 2007, compared to $25.8 million in fiscal 2006. Cash provided by operating activities in fiscal 2007 came from our net loss, after adjustments for non-cash stock-based compensation and depreciation and amortization of property and equipment and purchased intangible assets, partially offset by deferred income taxes and a decrease in the fair value of modified stock options held by former employees, which were recorded as liability awards in accordance with EITF 00-19. All of these liability awards were either exercised or had expired by December 31, 2007. Operating activities were further benefited from the litigation settlement liability and increases in deferred revenue. These amounts were partially offset by the insurance receivable related to the class action settlement and higher levels of accounts receivable, other operating assets and inventory, as well as reductions in accounts payable and accrued expenses, deferred rent and restructuring expenses. The increase in accounts receivable is primarily attributable to higher revenue levels in the fourth quarter of fiscal 2007.

        Cash provided by operating activities in fiscal 2006 came from net income, after adjustments for non-cash deferred income taxes, depreciation and amortization, stock-based compensation expense and losses on the disposal of property and equipment. Net income and non-cash items were further benefited from an increase in accrued expenses, deferred rent and accrued restructuring expenses and a decrease in accounts receivable. These amounts were partially offset by decreases in deferred revenue and accounts payable and increased inventory and other asset levels. Higher levels of accrued expenses primarily relate to employee compensation and related costs, professional fees, including fees related to our stock option review, and accrued taxes. The decrease in deferred revenue is primarily attributable to the recognition of approximately $33 million of revenue from a single customer, of which approximately $29 million had been deferred at December 31, 2005. The increase in inventory levels was due primarily to a buildup of stock in anticipation of increased sales demand.

        Our investing activities used $2.2 million of cash in fiscal 2007, primarily comprised of the $25.0 million placed into escrow related to the settlement of litigation, $11.7 million of investments in property and equipment and $8.8 million spent to acquire Zynetix. These amounts were partially offset by $43.0 million of net maturities of our investments in marketable securities and long-term investments, which had an average remaining maturity of six months at December 31, 2007. In fiscal 2006, our net investment in marketable securities and long-term investments was $158.1 million. At December 31, 2006, our investments had an average remaining maturity of six months. During 2006, we spent $10.6 million to purchase property and equipment.

        Our financing activities provided $43.9 million of cash in fiscal 2007, compared to $31.3 million in fiscal 2006. Net cash provided by financing activities in both years was primarily attributable to proceeds from the exercise of stock options and the sale of common stock in connection with our employee stock purchase plan. In fiscal 2007, these proceeds were partially offset by principal payments of capital lease obligations, the payment of tax withholding obligations related to the net share settlement of restricted stock awards, and payment of the notes payable to the shareholders of Zynetix, a liability assumed in connection with our acquisition of Zynetix. In fiscal 2006, these proceeds were partially offset by the repayment, in May 2006, of our $10.0 million, 4.75% convertible subordinated note.

        Our contractual obligations (both principal and interest) at December 31, 2007 consist of the following (in thousands):

	Payments due by period
	Total	2008	2009 to 2010	2011 to 2012	Thereafter
Capital lease obligations	$704	$230	$437	$37	$—
Operating lease obligations	34,032	6,833	13,310	12,194	1,695
Purchase commitments	29,961	29,961	—	—	—
Technology license agreement	1,854	901	953	—	—
FIN 48 tax obligations, including interest and penalties	139	139	—	—	—

	$66,690	$38,064	$14,700	$12,231	$1,695

        Based on current expectations, we believe our current cash, cash equivalents, marketable debt securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months. Although it is difficult to predict future liquidity requirements with certainty, the rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to improve our controls environment and for other general corporate activities, as well as to vigorously defend against existing and potential litigation. See Note 23 to our consolidated financial statements.

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141R"), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. SFAS 159 establishes presentation and disclosure requirements, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective in fiscal years beginning after November 15, 2007, although its provisions may be applied earlier if certain conditions are met. We have elected not to apply the fair value option under SFAS 159 to any instrument as of January 1, 2008.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides a single definition of fair value, along with a framework for measuring it, and requires additional disclosure about using fair value to measure assets and liabilities. SFAS 157 emphasizes that fair value measurement is market-based, not entity-specific, and establishes a fair value hierarchy in which the highest priority is quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed according to their level within this hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice in certain ways, including requiring entities to include their own credit standing when measuring their liabilities. SFAS 157 was initially effective for our fiscal year beginning January 1, 2008. However, in February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, our adoption of this standard on January 1, 2008 is limited to financial assets and liabilities. We do not believe the initial adoption of SFAS 157 will have a material effect on our financial condition or results of operations. However, we are still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on nonfinancial assets and liabilities and therefore have not yet determined the impact that it will have on our financial statements upon full adoption.

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

        We maintain an investment portfolio of various holdings, types and maturities. At any time a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on the interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We place our investments with high quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment grade securities. We manage potential losses in fair value by investing in relatively short-term investments, thereby allowing us to hold our investments to maturity. Our investments have an average remaining maturity of approximately six months. At December 31, 2007, the potential loss in future earnings and cash flow resulting from a hypothetical 10% movement in interest rates is estimated to approximate $770,000.

        Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would not be materially affected and our net income would be adversely affected by approximately $1 million although the actual effects may differ materially from the hypothetical analysis.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sonus Networks, Inc.
Westford, Massachusetts

        We have audited the accompanying consolidated balance sheets of Sonus Networks, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sonus Networks, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, on January 1, 2007 the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. Also, as discussed in Note 2 to the consolidated financial statements, on January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R) Share-Based Payment, based on the modified prospective application transition method.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2008 expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 5, 2008

SONUS NETWORKS, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$118,933	$44,206
Marketable securities	207,088	256,485
Accounts receivable, net	84,951	70,726
Inventory	45,560	22,266
Deferred income taxes	30,683	21,808
Litigation settlement escrow	25,000	—
Insurance receivable—litigation settlement	15,328	—
Other current assets	18,842	18,523

Total current assets	546,385	434,014
Property and equipment, net	18,459	19,051
Purchased intangible assets, net	2,607	—
Goodwill	8,397	—
Long-term investments	66,568	60,189
Deferred income taxes	49,296	52,613
Other assets	2,338	23,737

	$694,050	$589,604

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$17,379	$17,219
Accrued expenses	39,980	43,653
Litigation settlement liability	40,000	—
Current portion of deferred revenue	82,743	60,383
Accrued restructuring	—	61
Current portion of long-term liabilities	1,079	501

Total current liabilities	181,181	121,817
Long-term deferred revenue	16,462	33,787
Deferred income taxes	760	—
Long-term liabilities, net of current portion	2,061	1,467

Total liabilities	200,464	157,071

Commitments and contingencies (Notes 22 and 23)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized; 272,565,951 and 262,065,332 shares issued; 270,269,041 and 259,768,422 shares outstanding at December 31, 2007 and 2006, respectively	273	262
Additional paid-in capital	1,244,232	1,160,853
Accumulated deficit	(751,920)	(728,233)
Accumulated other comprehensive income (loss)	1,268	(82)
Treasury stock, at cost; 2,296,910 common shares at December 31, 2007 and 2006	(267)	(267)

Total stockholders' equity	493,586	432,533

	$694,050	$589,604

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year ended December 31,
	2007	2006	2005
Revenue:
Product	$226,230	$203,592	$135,198
Service	94,080	75,891	60,164

Total revenue	320,310	279,483	195,362

Cost of revenue:
Product	92,144	70,823	53,542
Service	37,424	29,609	24,683

Total cost of revenue	129,568	100,432	78,225

Gross profit	190,742	179,051	117,137

Operating expenses:
Research and development	79,129	55,446	47,581
Sales and marketing	81,869	65,748	45,913
General and administrative	56,841	35,366	27,699
Litigation settlement, net of insurance recovery	24,672	—	—

Total operating expenses	242,511	156,560	121,193

Income (loss) from operations	(51,769)	22,491	(4,056)
Interest expense	(167)	(216)	(499)
Interest income	18,409	15,660	9,879
Other income (expense), net	1,068	(39)	—

Income (loss) before income taxes	(32,459)	37,896	5,324
Income tax benefit (provision)	8,822	64,958	(539)

Net income (loss)	$(23,637)	$102,854	$4,785

Net income (loss) per share:
Basic	$(0.09)	$0.41	$0.02
Diluted	$(0.09)	$0.40	$0.02
Shares used in computing net income (loss) per share:
Basic	262,924	253,771	248,584
Diluted	262,924	258,338	252,803

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
(in thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Income (Loss)	Treasury Stock
			Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit				Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Par Value					Shares	Cost
Balance, January 1, 2005	249,755,118	$250	$1,103,401	$(3,800)	$(835,872)	$—	2,296,910	$(267)	$263,712
Issuance of common stock in connection with employee stock purchase plan	1,131,641	1	4,516						4,517
Exercise of stock options	843,947	1	2,264						2,265
Deferred compensation related to stock option grants			340	(340)					—
Amortization of deferred compensation				3,557					3,557
Deferred compensation for terminated employees			(484)	484					—
Compensation expense related to non-employee stock options			20						20
Currency translation adjustment						(44)			(44)	$(44)
Net income					4,785				4,785	4,785

Comprehensive income for the year ended December 31, 2005										$4,741

Balance, December 31, 2005	251,730,706	252	1,110,057	(99)	(831,087)	(44)	2,296,910	(267)	278,812
Elimination of deferred compensation upon the adoption of SFAS 123R			(99)	99					—
Issuance of common stock in connection with employee stock purchase plan	1,192,502	1	4,763						4,764
Exercise of stock options	9,090,728	9	36,580						36,589
Vesting of restricted stock	80,000								—
Shares of restricted stock returned to the Company under net share settlement to satisfy tax withholding obligation	(28,604)		(189)						(189)
Compensation expense related to employee stock options			6,081						6,081
Compensation expense related to restricted stock awards			466						466
Compensation expense related to employee stock purchase plan			3,300						3,300
Compensation expense related to non-employee stock options			18						18
Compensation expense related to modification of stock options			2,128						2,128
Modifications of stock options—reclassification from equity to liability awards			(2,252)						(2,252)
Currency translation adjustment						(38)			(38)	$(38)
Net income					102,854				102,854	102,854

Comprehensive income for the year ended December 31, 2006										$102,816

Balance, December 31, 2006	262,065,332	262	1,160,853	—	(728,233)	(82)	2,296,910	(267)	432,533
Adjustment related to January 1, 2007 adoption of FIN 48 (see Note 2)					(50)				(50)
Issuance of common stock in connection with employee stock purchase plan	1,375,668	2	5,611						5,613
Exercise of stock options	9,063,463	9	39,539						39,548
Vesting of restricted stock	92,500								—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(31,012)		(210)						(210)
Compensation expense related to employee stock options			8,730						8,730
Compensation expense related to restricted stock awards			1,911						1,911
Compensation expense related to employee stock purchase plan			3,557						3,557
Compensation expense related to non-employee stock options			41						41
Compensation expense related to modifications of employee stock purchase plan			8,880						8,880
Compensation expense related to modification of stock options			16,953						16,953
Compensation expense related to tender offer			1,876						1,876
Modifications of stock options—reclassification from equity to liability awards			(1,255)						(1,255)
Settlement of stock options—liability awards			1,231						1,231
Stock option tender offer—reduction of equity to establish tender offer liability			(3,485)						(3,485)
Currency translation adjustment						1,350			1,350	$1,350
Net loss					(23,637)				(23,637)	(23,637)

Comprehensive loss for the year ended December 31, 2007										$(22,287)

Balance, December 31, 2007	272,565,951	$273	$1,244,232	$—	$(751,920)	$1,268	2,296,910	$(267)	$493,586

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(23,637)	$102,854	$4,785
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	13,259	9,508	7,723
Amortization of purchased intangible assets	428	—	—
Stock-based compensation	41,948	11,961	3,577
Loss on disposal of property and equipment	135	706	142
Deferred income taxes	(4,798)	(73,100)	(617)
Increase (decrease) in fair value of modified stock options held by former employees	(1,068)	39	—
Changes in operating assets and liabilities:
Accounts receivable	(13,966)	1,288	(37,765)
Inventory	(2,829)	(3,943)	(11,208)
Insurance receivable—litigation settlement	(15,328)	—	—
Other operating assets	(3,819)	(5,822)	(4,955)
Accounts payable	(1,427)	(6,090)	11,922
Accrued expenses, deferred rent and accrued restructuring expenses	(1,131)	16,683	4,427
Litigation settlement liability	40,000	—	—
Deferred revenue	4,481	(28,266)	30,572

Net cash provided by operating activities	32,248	25,818	8,603

Cash flows from investing activities:
Purchases of property and equipment	(11,669)	(10,639)	(14,187)
Acquisition of Zynetix Limited	(8,846)	—	—
Purchases of available-for-sale marketable securities	(85,620)	(55,640)	(207,485)
Maturities of available-for-sale marketable securities	90,333	125,365	254,525
Purchases of held-to-maturity marketable securities and long-term investments	(318,286)	(415,118)	(62,644)
Maturities of held-to-maturity marketable securities and long-term investments	356,590	187,281	48,216
Payment to litigation settlement escrow	(25,000)	—	—
Decrease in restricted cash	341	250	500
Decrease in other assets	—	—	1,233

Net cash provided by (used in) investing activities	(2,157)	(168,501)	20,158

Cash flows from financing activities:
Sale of common stock in connection with employee stock purchase plan	5,613	4,764	4,517
Proceeds from exercise of stock options	39,548	36,589	2,265
Repayment of convertible subordinated note	—	(10,000)	—
Repayment of notes payable to former Zynetix Limited shareholders	(335)	—	—
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(399)	—	—
Principal payments of capital lease obligations	(527)	(44)	(87)

Net cash provided by financing activities	43,900	31,309	6,695

Effect of exchange rate changes on cash and cash equivalents	736	(99)	(616)

Net increase (decrease) in cash and cash equivalents	74,727	(111,473)	34,840
Cash and cash equivalents, beginning of year	44,206	155,679	120,839

Cash and cash equivalents, end of year	$118,933	$44,206	$155,679

Supplemental disclosure of cash flow information:
Interest paid	$167	$215	$483
Income taxes paid	$2,928	$2,410	$820
Income tax refunds received	$6	$12	$428
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$561	$1,679	$1,047
Property and equipment acquired under capital lease	$261	$455	$174
Property and equipment acquired as part of a facility lease	$—	$141	$965

See notes to the cconsolidated financial statements.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements

(1) NATURE OF THE BUSINESS

        Sonus Networks, Inc. ("Sonus" or the "Company") was incorporated in 1997 and is a leading provider of voice infrastructure solutions for wireline and wireless service providers. Sonus offers a new generation of carrier-class infrastructure equipment and software that enables voice services to be delivered over Internet Protocol packet-based networks. The Company's customers include both traditional and emerging communications service providers, including long distance carriers, local exchange carriers, Internet service providers, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Sonus and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates and Judgments

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these financial statements include revenue recognition for multiple element arrangements, allowances for doubtful accounts, estimated fair value of investments, inventory reserves, expected future cash flows used to evaluate the recoverability of long-lived assets, contingencies associated with revenue contracts, assumptions used to determine the fair value of stock-based compensation, assumptions used to determine the fair value of purchased intangible assets, contingent liabilities and recoverability of Sonus' net deferred tax assets and related valuation allowance. Sonus regularly assesses these estimates and records changes in estimates in the period in which they become known. Sonus bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Revenue Recognition

        Sonus' products are primarily marketed based on the software elements contained therein. In addition, hardware sold generally can not be used apart from the software. Therefore, Sonus considers its principal products to be software-related. Sonus recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility of the related receivable is probable under customary payment terms. When Sonus has future obligations, including a requirement to deliver additional elements which are essential to the functionality of the delivered elements or for which vendor-specific objective evidence of fair value ("VSOE") does not exist or when customer acceptance is required, Sonus defers revenue recognition and related costs until those obligations are satisfied. The ordering patterns and sales lead times associated with customer orders may vary significantly from period to period.

        Many of the Company's sales involve complex multiple-element arrangements. When a sale includes multiple elements, such as products, maintenance and/or professional services, Sonus recognizes revenue using the residual method. Revenue associated with elements for which VSOE has been established is recorded based on the VSOE value; any undelivered elements that are considered

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

not essential to the functionality of the product and for which VSOE has been established is deferred based on the VSOE value and any remaining arrangement fee is then allocated to, and recognized as, product revenue. VSOE is determined based upon the price charged when the same element is sold separately or established by management having the relevant pricing authority. If Sonus cannot establish VSOE for each undelivered element, including specified upgrades, it defers revenue on the entire arrangement until VSOE for all undelivered elements is known or all elements are delivered and all other revenue recognition criteria are met.

        Revenue from maintenance and support services is recognized ratably over the service period. Earned maintenance revenue is deferred until the associated product is accepted by the customer and all other revenue recognition criteria are met. Maintenance and support services include telephone support, return and repair support and unspecified rights to product upgrades and enhancements.

        Revenue from installation services is generally recognized when the service is complete and all other revenue recognition criteria have been met. Revenue from other professional services for which VSOE has been established is typically recognized as the services are delivered if all other revenue recognition criteria have been met.

        Revenue from consulting, custom development and other professional services-only engagements are recognized as services are rendered.

        Sonus records deferred revenue for products delivered or services performed for which collection of the amount billed is either probable or has been collected but other revenue recognition criteria have not been satisfied. Deferred revenue includes customer deposits and amounts associated with maintenance contracts. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is classified as long-term deferred revenue.

        Sonus defers recognition of incremental direct costs, such as cost of goods, royalties, commissions and third-party installation costs, until recognition of the related revenue.

        Sonus sells the majority of its products directly to its service provider customers. For products sold to resellers and distributors, Sonus recognizes revenue on a sell-through basis utilizing information provided to Sonus from its resellers and distributors unless it has at least eight quarters of consistent history with a reseller which eliminates uncertainty regarding the potential of product returns or refunds, price protection or any other form of concession. Through December 31, 2005, no revenue had been recognized on a sell-in basis due to the limited return history associated with shipments to resellers and distributors.

        During the fourth quarter of 2007, Sonus began reporting revenue from one of its distributors on a sell-in basis, where revenue is recognized upon the shipment of products to the distributors, assuming all other requirements for revenue recognition have been met. The Company had previously recognized revenue for sales to this distributor when products had been sold through by the distributor to its customers. This change reflects two years of commercial activity with this distributor during which the Company has not authorized or incurred any return of Sonus products or provided any other form of price protection or concession. As a result of this history, the Company has determined that the price for products sold to this distributor is now fixed or determinable upon sale to the distributor and collection is probable. During the year ended December 31, 2007, the Company recognized revenue totaling approximately $60,000 in connection with sales of products to this distributor through December 31, 2007 that had not yet sold through to its customers. This revenue would have been

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recognized in subsequent periods if the Company had not changed to a sell-in basis for this distributor. This additional revenue resulted in an immaterial amount of additional income before income taxes and net income and had no impact on diluted net loss per share for the year ended December 31, 2007.

        During the first quarter of 2006, Sonus began reporting revenue from one of its distributors on a sell-in basis. The Company had previously recognized revenue for sales to this distributor when products had been sold through by the distributor to its customers. This change reflects two years of commercial activity during which Sonus has not authorized or incurred any return of its product or provided any other form of price protection or concession. As a result of this history, the price for products sold to this distributor is now fixed or determinable upon sale to the distributor and collection is probable. During the year ended December 31, 2006, the Company recognized revenue totaling $3.9 million in connection with sales of products to this distributor through December 31, 2006 that had not yet sold through to its customers. This revenue would have been recognized in subsequent periods if the Company had not changed to a sell-in basis for this distributor during the first quarter of fiscal 2006. This additional revenue resulted in $1.4 million of additional income before income taxes, $0.8 million of additional net income and $0.01 of additional net income per share for the year ended December 31, 2006.

Fair Value of Financial Instruments

        The carrying amounts of Sonus' financial instruments, which include cash equivalents, marketable securities, long-term investments, accounts receivable, accounts payable and long-term liabilities approximate their fair values.

Cash and Cash Equivalents

        Cash equivalents are stated at cost, which approximates fair value, and have remaining maturities of three months or less at the date of purchase.

Foreign Currency Translation

        For foreign subsidiaries where the functional currency is the local currency, assets and liabilities are translated into U.S. dollars at the current exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during each period. Translation adjustments for these subsidiaries are reflected in Accumulated other comprehensive income (loss), a component of stockholders' equity.

        For foreign subsidiaries where the functional currency is the U.S. dollar, monetary assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date. Nonmonetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Revenue and expense items are translated at average rates of exchange prevailing during each period. Translation adjustments are included in the consolidated statements of operations. The Company recorded a loss on foreign currency translation of $0.6 million for the year ended December 31, 2007, a gain of $1.0 million for the year ended December 31, 2006 and a loss of $0.5 million for the year ended December 31, 2005. Foreign currency gains and losses are included as a component of General and administrative expenses in the consolidated statements of operations.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Unearned Accounts Receivable

        Accounts receivable, net, include unearned accounts receivable which represent products shipped to customers where Sonus has a contractual right to bill the customer and collectibility is probable under ordinary collection terms, but for which Sonus' revenue recognition criteria has not yet been satisfied.

Inventory

        Inventory is stated at the lower of cost (first-in, first-out basis) or market and consists of final assembly materials and finished goods.

        Unearned inventory represents deferred cost of revenue for product shipments to customers prior to satisfaction of Sonus' revenue recognition criteria. Unearned inventory amounts related to revenue which the Company does not expect to recognize within one year of the balance sheet date are recorded as long-term assets and included as a component of Other assets in the Consolidated Balance Sheets.

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

        Sonus also records a full inventory reserve for evaluation equipment at the time of shipment to its customers as a charge to sales and marketing expense as it is probable that the inventory value will not be realizable. If these evaluation shipments are later purchased by Sonus' customers, Sonus reclassifies amounts previously charged to sales and marketing expense to cost of revenue in the period all revenue recognition criteria are met.

Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from two to five years. Leasehold improvements are amortized over the lesser of the lease term or five years. When an asset is sold or retired, the cost and related accumulated depreciation or amortization is eliminated, and the resulting gain or loss, if any, is recognized in income (loss) from operations in the Consolidated Statement of Operations.

Purchased Intangible Assets and Goodwill

        Purchased intangible assets consist of certain identifiable intangible assets resulting from the April 13, 2007 acquisition of Zynetix, and include customer relationships, intellectual property and trade name. The Company amortizes these intangible assets over their respective estimated useful lives, which range from three to seven years. Purchased intangible assets are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable based upon the estimated undiscounted cash flows.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company's goodwill balance relates to the April 2007 acquisition of Zynetix. Goodwill is not amortized, but instead is tested for impairment at least annually, or if indicators of potential impairment exist. The Company performed its annual impairment test of goodwill as of November 30, 2007. No impairment of goodwill was identified as a result of the testing.

        Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted pretax cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset.

        Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, a significant change in circumstances relative to a large customer and a significant decline in the Company's stock price for a sustained period.

Stock-based Compensation

        Prior to January 1, 2006, Sonus accounted for all of employee and non-employee director stock-based compensation awards using the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issues to Employees ("APB 25"), and provided the required disclosures in accordance with SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). On January 1, 2006, the Company adopted SFAS 123(R), Share-Based Payment ("SFAS 123R"), using the modified prospective transition method. The Company recognizes the fair value of stock-based compensation in its consolidated financial statements over the requisite service period, generally on a straight-line basis for time-vested awards.

        Under SFAS 123R, the Company's stock-based compensation is affected by Sonus' stock price as well as valuation assumptions, including the volatility of Sonus' stock price, expected term of the option, risk-free interest rate and expected dividends. The Company utilizes the Black-Scholes valuation model for estimating the fair value on the date of grant of employee stock options. Prior to January 1, 2006, Sonus used historical volatility to estimate the grant-date fair value of stock options. Effective January 1, 2006, the Company estimated future volatility using a combination of historical and implied volatility. The Company believes that a combination of historical and implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market's expectations of future volatility.

        On November 10, 2005, the FASB issued FASB Staff Position No. FAS123(R)-3, Transition Elected Related to Accounting for the Tax Effects of Share-Based Payment Awards (the "FSP"). The FSP provides that companies may elect to use a specified "short-cut" method to calculate the historical pool of windfall tax benefits under SFAS 123R. In 2006, the Company elected to use this "short-cut" method.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Comprehensive Income (Loss)

        The Company reports comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income. For all periods presented, the unrealized gain or loss on foreign currency translation was the only difference between the reported net income (loss) and total comprehensive income (loss).

Operating Segments

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

Research and Development Costs

        Research and development costs are expensed as incurred.

Concentrations of Credit and Off-Balance Sheet Risk and Single Source Suppliers

        The financial instruments that potentially subject Sonus to concentrations of credit risk are cash, cash equivalents, marketable debt securities, accounts receivable and long-term investments. Sonus' cash, cash equivalents and investment portfolio holdings were diversified among three financial institutions that management believes to be of high credit quality at both December 31, 2007 and 2006.

        Beginning in the third quarter of 2005, Sonus entered into foreign exchange contracts to hedge against currency fluctuations related to a particular account receivable and orders denominated in Japanese Yen. Sonus did not have any outstanding foreign exchange contracts at either December 31, 2007 or 2006. Sonus records changes in the fair value of foreign exchange contracts to General and administrative expenses in the Consolidated Statement of Operations. Sonus recorded income of $76,000 associated with such foreign exchange contracts during the year ended December 31, 2006. Sonus did not record any income or expense associated with foreign exchange contracts during the year ended December 31, 2007, as it did not enter into any such contracts during fiscal 2007.

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

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In 2006, Sonus consolidated its manufacturing to a single contract manufacturer. Failure to manage these consolidation activities could result in the disruption in the supply of its products and in delays in the fulfillment of the Company's customer orders.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses were $0.2 million, $0.1 million and $0.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Loss Contingencies and Reserves

        Loss Contingencies.    Sonus is subject to ongoing business risks arising in the ordinary course of business that affect the estimation process of the carrying value of assets, the recording of liabilities and the possibility of various loss contingencies. Under SFAS No. 5, Accounting for Contingencies ("SFAS 5"), an estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. Sonus regularly evaluates current information available to determine whether such amounts should be adjusted and records changes in estimates in the period they become known.

        Allowance for Doubtful Accounts.    Sonus establishes billing terms at the time it negotiates purchase agreements with its customers. Sonus monitors its outstanding receivables for timely payments and potential collection issues. An allowance for doubtful accounts is estimated based on Sonus' assessment of the collectibility of specific customer accounts.

        Warranty Reserve.    Sonus' products are covered by a standard warranty of 90 days for software and one year for hardware or a warranty for longer periods under certain customer contracts. In addition, certain customer contracts include warranty-type provisions for epidemic or similar product failures, generally for the contractual period or the life of the product in accordance with published telecommunications standards. Sonus accrues for warranty obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. Sonus has not incurred significant costs related to such obligations. Sonus' customers typically purchase maintenance and support contracts, which encompass its warranty obligations. Sonus' estimates of warranty obligations are primarily based on historical information and future forecasts.

        In addition, certain of Sonus' customer contracts include provisions under which Sonus may be obligated to pay penalties generally for the contractual period or for the life of the product if Sonus' products fail or do not perform in accordance with specifications. Sonus accrues for such contingent obligations when the occurrence of such obligation is probable and the amount of such obligation is reasonably estimable. Sonus has not incurred significant costs related to such provisions. Sonus periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. At December 31, 2007 and 2006, Sonus had $26,000 and $45,000, respectively, of warranty reserves recorded.

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

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounting for Income Taxes

        Sonus provides for deferred income taxes resulting from temporary differences between financial and taxable income and tax attributes that impact future periods. Such differences arise primarily from stock-based compensation, depreciation, accruals and reserves, deferred revenue, tax credits, net operating loss carryforwards and allowances for accounts receivable. Sonus records valuation allowances to reduce deferred income tax assets to the amount that is more likely than not to be realized. Sonus has not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as the Company plans to permanently reinvest these amounts. Cumulative undistributed foreign earnings were $7.2 million and $4.7 million at December 31, 2007 and 2006, respectively.

        In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recorded an increase to the accumulated deficit of $50,000 to reflect the cumulative effect of the adoption of FIN 48 on January 1, 2007. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141R"), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 141R will have on its consolidated financial statements. The adoption of SFAS 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. SFAS 159 establishes presentation and disclosure requirements, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 is effective in fiscal years beginning after November 15, 2007, although its provisions may be applied earlier if certain conditions are met. The Company has elected not to apply the fair value option under SFAS 159 to any instrument as of January 1, 2008.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides a single definition of fair value, along with a framework for measuring it, and requires additional disclosure about using fair value to measure assets and liabilities. SFAS 157 emphasizes that fair value measurement is market-based, not entity-specific, and establishes a fair value hierarchy in which the highest priority is quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed according to their level within this hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice in certain ways, including requiring entities to include their own credit standing when measuring their liabilities. SFAS 157 was initially effective for the Company's fiscal year beginning January 1, 2008. However, in February 2008, the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company's adoption of this standard on January 1, 2008 is limited to financial assets and liabilities. The Company does not believe the initial adoption of SFAS 157 will have a material effect on its financial condition or results of operations. However, the Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on its financial statements upon full adoption.

(3) NET INCOME (LOSS) PER SHARE

        Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive. Potential dilutive common shares consist of common stock issuable upon the exercise of stock options under the Company's 1997 Stock Incentive Plan (the "1997 Plan") and 2007 Stock Incentive Plan (the "2007 Plan") and purchases of shares of common stock under the Company's 2000 Employee Stock Purchase Plan (the "ESPP") using the treasury stock method. Potential dilutive common shares for the year ended December 31, 2007 also include nonvested restricted common stock and contingently issuable shares of common stock related to the Zynetix acquisition. Potential dilutive common shares for the year ended December 31, 2006 also include nonvested restricted common stock.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(3) NET INCOME (LOSS) PER SHARE (Continued)

        The calculation of shares used to compute basic and diluted net income (loss) per share is as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Weighted average shares outstanding—basic	262,924	253,771	248,584
Potential dilutive common shares	—	4,567	4,219

Weighted average shares outstanding—diluted	262,924	258,338	252,803

        The calculation above for the years ended December 31, 2007 and 2006 exclude options to purchase shares of common stock aggregating approximately 20.8 million shares and 16.0 million shares, respectively, as their effects would be antidilutive. The calculation above for the year ended December 31, 2005 excludes options to purchase shares of common stock and shares of common stock issuable upon conversion of convertible subordinated notes aggregating approximately 14.0 million shares, as their effects would be antidilutive.

(4) ACQUISITION OF ZYNETIX LIMITED

        On April 13, 2007, Sonus completed the acquisition of Zynetix, a privately-held designer of innovative Global System for Mobile Communications ("GSM") infrastructure solutions located in the United Kingdom. The Company believes that integrating Zynetix technology with Sonus' IP Multimedia Subsystem ("IMS") portfolio is a critical step in the development of Sonus' wireless portfolio of 3G and GSM next generation solutions that address the demand for carrier-class, end-to-end IP-based networks. In consideration, Sonus paid the selling shareholders £3,000,000 on the acquisition date (U.S. $5.9 million) and £1,330,583 on June 11, 2007 (U.S. $2.6 million). The share purchase agreement, as amended, also includes two additional potential payments (the "earnouts") to the selling shareholders: (1) £1,500,000 (U.S. $3.0 million at December 31, 2007) payable on December 31, 2008; and (2) 175,000 shares of Sonus common stock deliverable on April 30, 2009, both contingent upon the business achieving certain predetermined financial and business metrics related to revenue, operating expenses and customer trials. The shares of common stock have been placed into escrow and will be released if the earnout has been achieved. Each earnout will be recorded as an addition to the purchase price at the time the contingency is resolved and consideration is distributable. In addition,

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(4) ACQUISITION OF ZYNETIX LIMITED (Continued)

the Company paid $0.3 million in transaction costs related to the acquisition. A summary of the transaction is as follows (in thousands):

Consideration:
Cash paid	$8,560
Transaction costs	286

Total consideration paid to date	$8,846

Preliminary allocation of the purchase consideration:
Current assets	$454
Other assets	25
Identifiable intangible assets:
Customer relationships	1,400
Intellectual property	1,300
Trade name	300
Goodwill	8,316
Current liabilities	(1,714)
Deferred income taxes	(900)
Notes payable to former Zynetix shareholders	(335)

$8,846

        An independent valuation specialist assisted management in determining the fair values of identifiable tangible and intangible assets acquired and liabilities assumed. Current assets acquired primarily relate to accounts receivable and inventory. Current liabilities assumed primarily relate to accounts payable, accrued royalties and accrued payroll taxes. The notes payable to former shareholders were paid immediately after the acquisition.

        The preliminary amounts assigned to identifiable intangible assets acquired were based on their respective fair values determined as of the acquisition date. The Company is amortizing these identifiable intangible assets using the straight-line method over their respective useful lives, which range from three to seven years (see Note 9). The excess of the purchase price over net assets acquired was recorded as goodwill. In accordance with SFAS 142, the goodwill will not be amortized, but will instead be tested for impairment at least annually. The goodwill is not deductible for income tax purposes. Pro forma results of operations are not presented as the amounts are not material to the Company's historical results.

        The operating results of Zynetix have been included in the Company's consolidated financial statements for the period subsequent to its acquisition.

(5) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS

        Cash equivalents and marketable securities are invested in debt and equity instruments, primarily U.S. Government, municipal and corporate obligations, which management believes to be high quality instruments. Investments in U.S. Government and corporate obligations are classified as held-to-maturity, as Sonus has the intent and ability to hold them to maturity. Held-to-maturity marketable debt securities are reported at amortized cost. Investments in municipal obligations are

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(5) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

classified as available-for-sale and are reported at fair value. Unrealized gains and losses from available-for-sale marketable debt securities are not material for all periods presented. The unrealized losses related to these securities at December 31, 2007 are not considered to be a permanent decline in the fair value of such securities. There have been no material realized gains or losses during the years ended December 31, 2007, 2006 and 2005. Current marketable securities include held-to-maturity investments with remaining maturities of less than one year as of the balance sheet date and available-for-sale investments that are expected to be sold in the current period or are available for current operations. Long-term investments include held-to-maturity investments with remaining maturities of one to five years as of the balance sheet date.

        At December 31, 2007 and 2006, marketable securities and long-term investments consisted of the following (table in thousands):

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities
Available-for-sale:
State and municipal obligations	$23,300	$—	$—	$23,300
Equity securities	137	—	—	137
Held-to-maturity:
U.S. government agency notes	81,950	211	(4)	82,157
Corporate debt securities	36,501	13	(35)	36,479
Commercial paper	65,200	146	(4)	65,342

	$207,088	$370	$(43)	$207,415

Long-term investments
Held-to-maturity:
U.S. government agency notes	$47,614	$255	$(4)	$47,865
Corporate debt securities	18,954	82	(8)	19,028

	$66,568	$337	$(12)	$66,893

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(5) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities
Available-for-sale:
State and municipal obligations	$28,150	$—	$—	$28,150
Held-to-maturity:
U.S. government agency notes	97,698	9	(110)	97,597
Corporate debt securities	32,878	6	(43)	32,841
Commercial paper	97,759	7	(358)	97,408

	$256,485	$22	$(511)	$255,996

Long-term investments
Held-to-maturity:
U.S. government agency notes	$44,835	$11	$(39)	$44,807
Corporate debt securities	15,354	5	(25)	15,334

	$60,189	$16	$(64)	$60,141

        At December 31, 2006, the Company had $341,000 of restricted cash, which was used to collateralize standby letters of credit. This amount is included in Other current assets in the consolidated balance sheet.

        In connection with the move to its new corporate headquarters in Westford, Massachusetts in January 2007, the Company issued a $500,000 standby letter of credit. The standby letter of credit may be drawn upon in the event of the Company's noncompliance with the terms and conditions of the sublease for the Westford headquarters facility.

        In connection with a customer sales order for which no revenue has been recognized, the Company has issued a €10.0 million (U.S. $14.7 million at December 31, 2007) standby letter of credit. The standby letter of credit may be drawn upon in the event that the customer has a right to a refund of a portion or all of its initial deposit under specific circumstances. The standby letter of credit expires in June 2008.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(6) ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following (in thousands):

	December 31,
	2007	2006
Earned accounts receivable	$54,896	$42,086
Unearned accounts receivable	30,529	29,232

Accounts receivable, gross	85,425	71,318
Allowance for doubtful accounts	(474)	(592)

Accounts receivable, net	$84,951	$70,726

(7) INVENTORY

        Inventory consists of the following (in thousands):

	December 31,
	2007	2006
On-hand final assemblies and finished goods inventory	$19,102	$15,738
Unearned inventory	30,018	27,166
Evaluation inventory	6,285	4,380

Inventory, gross	55,405	47,284
Evaluation reserve	(6,285)	(4,380)
Excess and obsolescence reserve	(3,560)	(1,589)

Inventory, net	45,560	41,315
Less current portion	(45,560)	(22,266)

Long-term portion (included in Other assets)	$—	$19,049

(8) PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

		December 31,
	Useful Life	2007	2006
Equipment and software	2-3 years	$67,298	$57,402
Furniture and fixtures	3-5 years	1,059	756
Leasehold improvements	Shorter of the life of the lease or estimated useful life (1-5 years)	6,041	5,091

		74,398	63,249
Less accumulated depreciation and amortization		(55,939)	(44,198)

Property and equipment, net		$18,459	$19,051

        The amounts above include $1.4 million and $0.8 million of cost and accumulated depreciation, respectively, related to property and equipment under capital leases at December 31, 2007. The

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(8) PROPERTY AND EQUIPMENT (Continued)

amounts above include $0.8 million and $0.4 million of cost and accumulated depreciation, respectively, related to property and equipment under capital leases at December 31, 2006.

        In 2006, Sonus determined that certain depreciable assets were no longer in service. The gross amount of such assets totaled $22.2 million and the Company recorded a loss on the disposal of these assets of $0.7 million.

        The net book value of the Company's property and equipment by geographic area is as follows (in thousands):

	December 31,
	2007	2006
United States	$16,197	$16,482
Asia/Pacific	1,427	1,934
Europe	835	635

	$18,459	$19,051

(9) PURCHASED INTANGIBLE ASSETS AND GOODWILL

        Purchased intangible assets consist of certain identifiable intangible assets resulting from the April 13, 2007 acquisition of Zynetix. The Company's purchased intangible assets at December 31, 2007 consist of the following (in thousands):

	Useful life	Cost	Accumulated amortization	Net carrying value
Customer relationships	7 years	$1,415	$152	$1,263
Intellectual property	5 years	1,314	197	1,117
Trade name	3 years	303	76	227

		$3,032	$425	$2,607

        The Company amortizes its purchased intangible assets over the estimated useful lives of the respective assets, which have a weighted average useful life of 5.7 years. Amortization expense related to purchased intangible assets was $0.4 million in the year ended December 31, 2007. Estimated future amortization expense for purchased intangible assets recorded by the Company at December 31, 2007 is as follows (in thousands):

2008	$566
2009	566
2010	490
2011	465
2012	268
Thereafter	252

$2,607

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(9) PURCHASED INTANGIBLE ASSETS AND GOODWILL (Continued)

        Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company's goodwill balance relates to the April 2007 acquisition of Zynetix. The changes in the carrying amounts of goodwill in the year ended December 31, 2007 are as follows (in thousands):

Balance at January 1, 2007	$—
Acquisition of Zynetix Limited	8,316
Foreign currency translation adjustment	81

Balance at December 31, 2007	$8,397

(10) OTHER ASSETS

        Other assets consist of the following (in thousands):

	December 31,
	2007	2006
Prepaid commissions	$976	$3,103
Prepaid royalties	878	336
Deposits	484	1,249
Unearned inventory	—	19,049

	$2,338	$23,737

(11) VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

        The activity in Sonus' allowance for doubtful accounts is as follows (in thousands):

Year ended December 31,	Balance at beginning of year	Charges to expense	Write-offs	Balance at end of year
2007	$592	$158	$(276)	$474
2006	$426	$204	$(38)	$592
2005	$409	$132	$(115)	$426

Inventory Reserves

        The activity in Sonus' inventory reserves is as follows (in thousands):

Year ended December 31,	Balance at beginning of year	Charges to expense	Dispositions and sales	Balance at end of year
2007	$5,969	$5,839	$(1,963)	$9,845
2006	$7,351	$997	$(2,379)	$5,969
2005	$10,382	$3,966	$(6,997)	$7,351

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(12) ACCRUED EXPENSES

        Accrued expenses consist of the following (in thousands):

	December 31,
	2007	2006
Employee compensation and related costs	$20,892	$21,715
Employee stock purchase plan	2,367	1,966
Professional fees	4,199	4,223
Royalties	2,373	2,640
Income taxes payable	1,442	7,239
Sales taxes payable	1,203	761
Other taxes	3,471	3,486
Other	4,033	1,623

	$39,980	$43,653

Warranty Reserve

        The activity in Sonus' warranty reserve, which is reported as a component of Accrued expenses in the Company's consolidated balance sheets, is as follows (in thousands):

Year ended December 31,	Balance at beginning of year	Charges to expense	Costs incurred	Balance at end of year
2007	$45	$446	$(465)	$26
2006	$84	$965	$(1,004)	$45
2005	$—	$809	$(725)	$84

(13) RESTRUCTURING ACCRUALS

2006 Restructuring Accrual

        In the fourth quarter of fiscal 2006, Sonus recorded $61,000 of restructuring charges related to the closing of an office in India. These charges include severance and fringe benefit costs for two eliminated positions and lease and facility-related obligations, and are included as a component of General and administrative expense in the Company's consolidated statement of operations for the year ended December 31, 2006.

        The following table summarizes the activity related to this initiative during the years ended December 31, 2007 and 2006 (in thousands):

	Fiscal 2007 Activity
	Balance December 31, 2006	Cash payments	Balance December 31, 2007
Severance and fringe benefits	$54	$(54)	$—
Facility and related costs	7	(7)	—

	$61	$(61)	$—

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(13) RESTRUCTURING ACCRUALS (Continued)

	Fiscal 2006 Activity
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

        The Company periodically reviews its restructuring accruals to identify any excess or deficits related to planned and previously recorded initiatives, including changes to such plans. In the third quarter of fiscal 2006, the Company decided to reoccupy a facility it had previously abandoned in connection with a 2002 restructuring initiative and accordingly, reversed an accrual of $0.5 million related to this 2002 restructuring initiative. This reversal is reflected as a reduction to General and administrative expense in the Company's consolidated statements of operations for the year ended December 31, 2006. There was no further activity related to this initiative after December 31, 2006.

        The following table summarizes the activity during the years ended December 31, 2006 and 2005 relating to Sonus' accrual for fiscal 2002 restructuring actions (in thousands):

	Fiscal 2006 Activity
	Balance December 31, 2005	Cash payments	Change in estimate— reversal of accrual	Balance December 31, 2006
Consolidation of facilities	$613	$(146)	$(467)	$—

	Fiscal 2005 Activity
	Balance December 31, 2004	Cash payments	Balance December 31, 2005
Consolidation of facilities	$799	$(186)	$613

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(14) DEFERRED REVENUE

        Deferred revenue consists of the following (in thousands):

	December 31,
	2007	2006
Maintenance and support contracts	$45,931	$41,077
Customer deposits	24,018	23,861
Unearned revenue	29,256	29,232

Total deferred revenue	99,205	94,170
Less current portion	(82,743)	(60,383)

Long-term portion	$16,462	$33,787

        Unearned revenue represents billings for which payment has not been received and revenue recognition criteria have not been met.

(15) LONG-TERM LIABILITIES

        Long-term liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Capital lease obligations	$599	$526
Deferred rent	687	1,442
Other	1,854	—

	3,140	1,968
Current portion of long-term liabilities	(1,079)	(501)

Long-term liabilities, net of current portion	$2,061	$1,467

        The future minimum annual payments under capital leases at December 31, 2007, are as follows (in thousands):

Year ended December 31,
2008	$230
2009	220
2010	217
2011	34
2012	3

Total minimum lease payments	704
Less amount representing interest	(105)

Present value of minimum lease payments	599
Less current portion	(178)

Long-term liabilities portion	$421

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(16) CONVERTIBLE SUBORDINATED NOTE

        In May 2001, Sonus issued a $10.0 million, 4.75% convertible subordinated note, due May 1, 2006, to a customer. Interest payments were due semi-annually on May 1 and November 1 of each year through May 2006. The note could be converted by the holder into shares of Sonus' common stock at any time before its maturity or prior to its redemption or repurchase by Sonus. The conversion rate was 33.314 shares per each $1,000 principal amount of the note, subject to adjustment in certain circumstances. After May 1, 2004, Sonus had the option to redeem all or a portion of the note at 100% of the principal amount. Also, at any time if the market price of Sonus' common stock exceeded $60.04 per share for 20 trading days in any 30 trading day period, Sonus could redeem this note through the issuance of share of common stock or for cash. In the event of a change of control in Sonus, the holder at its option could require Sonus to redeem the note through the issuance of common stock or cash. Interest expense related to the convertible subordinated note was $158,000 in 2006 and $475,000 in 2005. The note was repaid in full in May 2006.

(17) STOCK-BASED COMPENSATION PLANS

2007 Stock Incentive Plan

        The 2007 Plan was approved at the Company's Annual Meeting of Shareholders held on November 12, 2007, and became effective on that date. The 2007 Plan provides for the award of options to purchase the Company's common stock ("stock options"), stock appreciation rights ("SARs"), restricted common stock ("restricted stock"), restricted stock units and other stock-based awards and performance awards aggregating to 9.5 million shares. At December 31, 2007, there were 9.2 million shares available for future issuance under the 2007 Plan.

1997 Stock Incentive Plan

        Sonus issued stock options and restricted stock pursuant to the 1997 Plan through November 18, 2007, when the 1997 Plan expired. The 1997 Plan provided for the award of stock options and restricted stock to employees, officers, directors (including those directors who are not an employee or officer of the Company), consultants and advisors of the Company and its subsidiaries. At December 31, 2007, there were no shares available for future issuance under the 1997 Plan due to the 1997 Plan's expiration.

        On November 14, 2007, the Company entered into a Retention and Restricted Stock Agreement (the "Agreement") with the Company's President, Chief Executive Officer and Chairman (the "Executive"). Pursuant to the Agreement, the Executive was granted 750,000 shares of restricted stock that will vest on November 14, 2009, subject to the Executive's continued service as an executive or director of the Company. Any unvested restricted stock would be forfeited by the Executive in the event of the termination of his employment by the Company for Cause or by the Executive without Good Reason, both as defined in the Agreement. The vesting of a portion of the restricted stock will accelerate based on the achievement of two performance metrics: (1) 187,500 shares will vest on the date on which the closing price of the Company's stock exceeds $10.00 per share for 10 consecutive trading days, provided the Executive is then an employee or director; and (2) 187,500 shares will vest on the date the Company reports operating results for the fiscal year ending December 31, 2008 with revenue at least equal to the revenue target set forth in the Company's 2008 operating plan, provided the Executive is then an employee or director. In addition, if the Company hires a successor President or Chief Executive Officer or appoints a successor Chairman, 375,000 shares will vest three months

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(17) STOCK-BASED COMPENSATION PLANS (Continued)

after the date on which such successor commences employment or board service, provided the Executive assists with transitional matters during such three-month period. The restricted stock will vest in full upon: (1) an acquisition of the Company, provided the Executive is then an employee or director; (2) the termination of the Executive's employment or removal as Chairman without Cause; (3) the termination of the Executive's employment by the Executive for Good Reason other than in connection with the Company's hiring of a successor President or Chief Executive Officer or appointment of a successor Chairman; or (4) termination of the Executive's employment or service as Chairman as a result of his death or total or partial incapacity due to physical or mental illness. The fair value of the restricted stock at the date of the award was $6.80 per share. The Company will monitor the progress on the achievement of the performance metrics and record expense related to the accelerated vesting of the shares at the time such achievement becomes probable. The Company recorded $0.3 million of stock-based compensation expense related to these restricted shares in 2007. The Agreement also modified the Executive' existing stock options to provide for the continued vesting of any unvested stock options and the ability to exercise any vested stock options for 18 months from the date of the Executive's separation from the Company under certain conditions. The Company recorded stock-based compensation expense of $1.8 million in the fourth quarter of fiscal 2007 related to this stock option modification.

        On October 15, 2007, pursuant to his employment agreement with the Company, Sonus granted 35,000 shares of restricted common stock to its Chief Financial Officer. The shares, which vest over four years, had a fair value of $5.98 per share on the date of grant. The Company recorded approximately $9,000 of stock-based compensation expense related to these restricted shares in 2007.

        On May 15, 2007, the Company granted two employees shares of restricted common stock aggregating 15,000 shares. The shares, which vest over four years, had a fair value of $7.62 per share on the date of grant. The Company recorded approximately $15,000 of stock-based compensation expense related to these restricted shares in 2007.

        In August 2007, as part of its employee compensation program, Sonus awarded an aggregate of 2.5 million shares of restricted stock and options to purchase 6.9 million shares to eligible employees pursuant to the 1997 Plan. The fair value of the restricted stock at the date of the award was $5.64 per share, and the Company recorded $1.2 million of stock-based compensation expense related to the restricted shares in 2007. Both types of awards vest over four years.

        In August 2006, Sonus awarded 210,000 restricted shares of common stock in the aggregate to five employees under the 1997 Plan. The awards vest over four years and were unvested at December 31, 2006. As of December 31, 2007, 52,500 shares in the aggregate had vested. The fair value at the date of the award was $4.47 per share. The Company recorded $0.2 million and $0.1 million, respectively, of stock-based compensation expense related to these restricted shares in 2007 and 2006.

        In April 2006, Sonus awarded 200,000 restricted shares of common stock to an officer under the 1997 Plan. The award vested over approximately two years. As of December 31, 2006, 80,000 shares had vested. The officer left the Company on August 8, 2007, at which time 120,000 shares in the aggregate had vested. The fair value as of the date of the restricted stock award was $4.82 per share. The Company recorded $0.3 million and $0.4 million, respectively, of stock-based compensation expense related to these restricted shares in 2007 and 2006.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(17) STOCK-BASED COMPENSATION PLANS (Continued)

Nonvested Restricted Common Stock Activity

	Shares	Weighted Average Grant-date Fair Value
Nonvested balance at January 1, 2007	330,000	$4.60
Granted	3,319,600	$5.91
Vested	(92,500)	$4.62
Forfeited	(267,000)	$5.39

Nonvested balance at December 31, 2007	3,290,100	$5.86

        The Company recorded stock-based compensation expense totaling $2.0 million and $0.5 million related to restricted stock awards in 2007 and 2006, respectively. There were no shares of restricted common stock issued, repurchased or forfeited in the year ended December 31, 2005.

Common Stock Option Grant Activity

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
				(in thousands)
Outstanding at January 1, 2007	39,200,777	$4.92
Granted	11,427,966	$6.30
Exercised	(9,063,463)	$4.38
Forfeited	(2,342,604)	$5.86
Expired	(452,817)	$9.05

Outstanding at December 31, 2007	38,769,859	$5.35	6.58	$32,672

Vested or expected to vest at December 31, 2007	37,065,663	$5.32	6.45	$32,244
Exercisable at December 31, 2007	26,035,879	$5.05	5.29	$28,757

        The weighted average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $3.33, $3.07 and $3.73, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $17.0 million, $11.9 million and $1.8 million, respectively.

2000 Employee Stock Purchase Plan

        The Employee Stock Purchase Plan ("ESPP") is designed to provide eligible employees of the Company and its participating subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions. The ESPP has a two year offering period comprised of four six month purchase periods. The purchase price of the stock is equal to 85% of the lower of the market price on the first day of the two year offering period or the market price on the last day of any of the four purchase periods. If the market price at any of the four purchase periods is less than the

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(17) STOCK-BASED COMPENSATION PLANS (Continued)

market price on the first date of the two year offering period, subsequent to the purchase, the offering period is cancelled and the employee is entered into a new two year offering period with the then current market price as the new base price. Sonus recognizes compensation expense associated with the ESPP in accordance with the provisions of SFAS 123R and FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option.

        On January 25, 2008, the Company's Board of Directors approved an Amended and Restated ESPP. Effective March 1, 2008, the Amended and Restated ESPP eliminates the two year offering periods comprised of four six-month purchase periods. The Amended and Restated ESPP provides for a six month offering period commencing with the March 1, 2008 purchase period. The purchase price of the stock is equal to 85% of the market price on the last day of the offering period. The Amended and Restated ESPP resulted in the cancellation of future purchases under current offering periods and accelerated recognition of unamortized expense related to those future purchases. The Company will incur approximately $4 million of non-cash stock-based compensation expense in the first quarter of fiscal 2008 related to the amendment of its ESPP. Expense related to the Amended and Restated ESPP will be recorded effective February 29, 2008.

        On January 1 of each year, the aggregate number of shares of common stock available for purchase under the ESPP increases by the lesser of (i) 2% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. At December 31, 2007, 35.5 million shares were authorized and 27.1 million shares were available under the ESPP for future issuance.

1998 Equity Incentive Plan

        In January 2001, in connection with the completion of acquisition of telecom technologies, inc. ("TTI"), Sonus assumed TTI's 1998 Equity Incentive Plan and all grants of options under this plan. Each outstanding option to purchase shares of TTI Class B common stock granted under the 1998 Equity Incentive Plan immediately prior to the effective time of the acquisition was converted into an option to purchase Sonus common stock based on the merger consideration, with the exercise price of the options being proportionately adjusted.

        In continuation of a 1997 agreement entered into by the TTI founders and other TTI shareholders, the founders agreed, in exchange for the option exercise proceeds, to transfer to Sonus a number of shares of Sonus' common stock received by them in the acquisition equal to the number of shares of Sonus' common stock issued upon exercise by former TTI employees of the stock options granted under the TTI 1998 Equity Incentive Plan. As a result of this agreement, the aggregate number of outstanding shares of Sonus' common stock that will be issued upon exercise of these stock options will not increase. As of December 31, 2005, all options under the TTI 1998 Equity Incentive Plan had expired. The Company expects to distribute all of the remaining approximately 39,000 shares to the TTI founders.

Stock-based Compensation

        On December 21, 2005, Sonus' Board of Directors approved accelerating the vesting of out-of-the-money, unvested stock options held by all current employees, subject to employee approval to the extent accelerating of vesting would create a change in classification of any grant from an incentive stock option to a non-qualified incentive stock option. Non-employee members of the Board

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(17) STOCK-BASED COMPENSATION PLANS (Continued)

of Directors were excluded from the acceleration. Unvested options having an exercise price of $4.00 per share or greater at the time, representing the right to purchase a total of approximately 18.9 million shares, became exercisable as a result of the vesting acceleration. All other terms and conditions in the original grants remain unchanged. The acceleration of vesting did not result in the recognition of compensation expense in fiscal 2005 as the exercise price of the accelerated stock options exceeded the fair market value of the underlying common stock on the date of modification. The decision to accelerate vesting of these stock options was made primarily to reduce compensation expense that would otherwise be recognized after the adoption of SFAS 123R.

        Stock options generally have a four-year vesting period and contractual term of ten years. Restricted stock is generally issued at no purchase price, with fair value based on the market price on the date of grant. Under the provisions of SFAS 123R, Sonus recognizes the fair value of stock compensation in its consolidated financial statements over the requisite service period, generally on a straight-line basis for time-vested awards. The majority of Sonus' stock-based compensation is accounted for as an equity instrument. Certain awards, upon modification, have been recorded as liability awards. The Company currently has no outstanding liability awards.

        During December 2006, in order to remedy the unfavorable personal tax consequences for those who have not exercised options after December 31, 2005 subject to Section 409A of the Internal Revenue Code ("Section 409A"), the Company entered into agreements with its directors and executive offices who are or were subject to the disclosure requirements of Section 16 of the Securities Exchange Act of 1934. Pursuant to the agreements, the Company agreed to make cash payments to the directors and executives in an amount equal to the difference between the exercise price of the original option and the amended price of the new option. The Company recorded $1.2 million of stock-based compensation expense in fiscal 2007 related to these agreements.

        On September 10, 2007, the Company completed a tender offer to amend stock options issued in previous years for which it was subsequently determined that the exercise price was less than the fair value on the revised date of grant, in order to mitigate the unfavorable personal tax consequences under Section 409A. The impact of the amendment of such options resulted in a stock option modification under SFAS 123R. The terms of such tender offer require the Company to make cash payments to option holders in an amount equal to the difference between the exercise price of the original option and the amended exercise price of the new option. The Company recorded a liability of $3.5 million in the third quarter of fiscal 2007 for the present value of the fully vested cash payments to be paid in January 2008, of which $1.9 million was recorded as stock-based compensation expense and $1.6 million was recorded as a reduction to Additional paid-in capital. The stock-based compensation expense amount represents the incremental fair value of the new options, and was recognized in the third quarter due to the fact that the future cash payments were fully vested as of September 10, 2007, the conclusion of the tender offer.

        The Company could not issue any securities under its registration statements on Form S-8 until it became current in its SEC reporting obligations for filing its periodic reports under the Securities Exchange Act of 1934. During the fourth quarter of 2006 and in fiscal 2007, the Company extended the contractual terms of approximately 0.8 million and 2.1 million vested stock options, respectively, held by former executives and other former employees. The Company accounted for the modifications to extend the contractual term of the awards for these individuals in accordance with SFAS 123R. As a result of the modifications, the Company recorded additional stock-based compensation of $11.7 million

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(17) STOCK-BASED COMPENSATION PLANS (Continued)

in fiscal 2007. Based on the guidance in SFAS 123R and related FASB Staff Positions, after modification those stock options held by former employees became subject to the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF 00-19"). As a result, certain of those stock option awards were reclassified as liability awards within current liabilities. Accordingly, at the end of each reporting period, the Company determined the fair value of those awards utilizing the Black-Scholes valuation model and recognized any change in fair value in its consolidated statement operations in the period of change until the awards are exercised, expire or are otherwise settled. The Company recorded Other income of $1.1 million in fiscal 2007 and Other expense of approximately $39,000 in fiscal 2006 as a result of changes in the fair value of the liability awards. As of December 31, 2007, these options were exercised or had expired. The fair values of the awards that were exercised or had expired during the year ended December 31, 2007 were remeasured on the respective dates of exercise or expiration and recorded as an increase to additional paid-in capital. The aggregate fair value of these liability awards included in current liabilities was $1.1 million at December 31, 2006.

        During the first quarter of 2007, as a result of the Company's inability to issue any securities under its registration statement on Form S-8, the Company extended the contractual terms of approximately 185,000 vested stock options held by current employees which were due to expire. The Company accounted for the modifications to extend the contractual term of the awards for current employees in accordance with SFAS 123R. The Company recorded $0.8 million of stock-based compensation expense in fiscal 2007 related to these modifications.

        The Company was not able to issue shares under the ESPP as scheduled on February 28, 2007, delaying the issuance of shares until after it became current in its SEC reporting obligations. The Company also delayed the commencement of the next scheduled ESPP purchase period from March 1, 2007 to April 1, 2007. The Company recorded $8.8 million of stock-based compensation expense in fiscal 2007 related to these modifications.

        The Company received cash from option exercises of $39.5 million, $36.6 million and $2.3 million in fiscal 2007, 2006 and 2005, respectively.

        The consolidated statements of operations include stock-based compensation for the years ended December 31, 2007, 2006 and 2005 as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Product cost of revenue	$831	$81	$42
Service cost of revenue	3,593	925	431
Research and development	15,976	3,809	1,212
Sales and marketing	14,138	3,990	1,512
General and administrative	7,410	3,156	380

	$41,948	$11,961	$3,577

        In addition, Sonus included $0.2 million and approximately $32,000 of stock-based compensation in inventory at December 31, 2007 and 2006.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(17) STOCK-BASED COMPENSATION PLANS (Continued)

        The income tax benefit for employee share-based compensation expense was $12.4 million and $2.8 million for the years ended December 31, 2007 and 2006, respectively.

        Sonus used the Black-Scholes valuation model for estimating the grant date fair value of employee stock options granted after the adoption of SFAS 123R using the following assumptions for the years ended December 31, 2007 and 2006:

	Year ended December 31,
	2007	2006
Risk-free interest rate	4.5%	4.7%
Expected dividends	—	—
Expected volatility	60%-78%	50.8%-126.2%
Weighted average volatility	60.1%	74.8%
Expected life (years)	4.5	4.5

        The fair value of the rights to purchase shares of common stock under the ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:

Year ended December 31,
	2007	2006
Risk-free interest rate	3.6%-5.1%	1.83%-5.10%
Expected dividends	—	—
Expected volatility	46%-79%	50.8%-126.2%
Expected life (years)	0.5-2.0	0.5-2.0

        The risk-free interest rate is the average U.S. Treasury Constant Maturities Rate for the expected term. The expected dividend yield of zero is based on the fact that Sonus has never paid dividends and has no present intention to pay cash dividends. Expected volatility is based on a combination of the historical and implied volatility; the Company believes that such a combination provides a more accurate estimate of the grant-date fair value because it is a more accurate indicator of the market's expectations regarding future volatility. The expected life for stock options is based on a combination of the Company's historical option patterns and exercise patterns within similar businesses. The expected life for stock purchase rights under the ESPP is based on the purchase periods defined within the ESPP.

        At December 31, 2007, there was $52.7 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock option and restricted stock awards, which is expected to be recognized over a weighted average period of approximately three years. The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $15.7 million, $8.1 million and $103.9 million, respectively.

        At December 31, 2007, there was $4.1 million of unrecognized stock-based compensation expense related to the ESPP to be recorded over the remaining ESPP purchase period.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(17) STOCK-BASED COMPENSATION PLANS (Continued)

        The following table shows Sonus' pro forma net loss and pro forma net loss per share for the year ended December 31, 2005 as if the Company had used the fair value model to measure and account for stock-based compensation to employees (in thousands, except per share data):

Net income as reported:	$4,785
Plus: Employee stock-based compensation expense included in net income under intrinsic value method related to options, net of tax	3,577
Less: Employee stock-based compensation under fair value method, net of tax	(115,103)

Pro forma net loss	$(106,741)

Basic and diluted net income (loss) per share:
As reported	$0.02
Pro forma	$(0.43)

        Sonus computed the pro forma disclosures, intended to show the effects of using a fair value model to measure stock-based compensation using the Black-Scholes valuation model under the following assumptions for the year ended December 31, 2005:

Stock options:
Risk-free interest rate	4.0%
Expected dividend yield	—
Expected volatility	113%-124%
Weighted average volatility	117%
Expected life (years)	4.0
Weighted average fair value of options/purchase rights granted during the year	$3.73

ESPP:
Risk-free interest rate	1.3%-3.6%
Expected dividend yield	—
Expected volatility	57%-154%
Expected life (years)	0.5-2.0

Common Stock Reserved

        Common stock reserved for future issuance at December 31, 2007 consists of the following:

2007 Stock Incentive Plan	9,183,500
Employee Stock Purchase Plan	27,084,445

36,267,945

        The Company's policy is to issue new shares upon the exercise of stock options, vesting of restricted common stock and purchase of shares of common stock under the ESPP.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(18) EMPLOYEE DEFINED CONTRIBUTION PLAN

        During the fourth quarter of fiscal 2007, the Company enhanced its 401(k) savings plan for employees by implementing a matching contribution of 50% of employee contributions, up to a maximum match of $3,000 per employee. In the first quarter of 2008, the Company's Board of Directors voted to increase the maximum match to $3,500 per employee effective January 1, 2008. The Company recorded expense related to its 401(k) savings plan of $0.5 million in the fourth quarter of fiscal 2007.

(19) INCOME TAXES

        The components of income (loss) before income taxes consist of the following (in thousands):

	Year ended December 31,
	2007	2006	2005
Income (loss) before income taxes:
United States	$(34,149)	$31,444	$4,220
Foreign	1,690	6,452	1,104

	$(32,459)	$37,896	$5,324

        The provision (benefit) for income taxes consists of the following (in thousands):

	Year ended December 31,
	2007	2006	2005
Provision (benefit) for income taxes:
Current:
Federal	$647	$5,353	$53
State	395	1,076	—
Foreign	1,450	1,713	1,103

Total current	2,492	8,142	1,156

Deferred:
Federal	(8,031)	9,419	—
State	(2,223)	(490)	—
Foreign	(1,060)	537	(617)
Change in valuation allowance	—	(82,566)	—

Total deferred	(11,314)	(73,100)	(617)

Total	$(8,822)	$(64,958)	$539

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(19) INCOME TAXES (Continued)

        A reconciliation of the Company's effective tax rate to the statutory federal rate is as follows:

	Year ended December 31,
	2007	2006	2005
U.S. Statutory income tax rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal benefit	4.0	1.8	—
Foreign income taxes	(1.0)	—	13.8
Foreign dividends	4.0	—	—
Stock-based compensation	9.4	4.6	1.0
Meals and entertainment	1.0	0.6	3.4
Tax credits	(13.7)	(9.5)	(32.6)
Tax contingency reserve	1.6	11.0	—
Valuation allowance	—	(215.4)	(10.5)
Other, net	2.5	0.5	—

Effective income tax rate	(27.2)%	(171.4)%	10.1%

        The following is a summary of the significant components of Sonus' deferred income tax assets and liabilities (in thousands):

	December 31,
	2007	2006
Assets:
Net operating loss carryforwards	$31,046	$49,684
Research and development tax credits	14,907	17,688
Other tax credits	2,108	1,069
Intangible assets	1,165	1,347
Deferred revenue	10,165	6,787
Accrued expenses	19,934	6,296
Inventory	4,880	3,300
Stock-based compensation	24,977	15,696
Other temporary differences	5,421	4,248

	114,603	106,115
Valuation allowance	(28,886)	(31,694)

Total deferred tax assets	85,717	74,421

Liabilities:
Purchased intangible assets	(760)	—
Other receivables	(5,738)	—

Total deferred tax liabilities	(6,498)	—

Total net deferred tax assets	$79,219	$74,421

Deferred tax asset—current	$30,683	$21,808
Deferred tax asset—noncurrent	49,296	52,613
Deferred tax liability—noncurrent	(760)	—

Total net deferred tax assets	$79,219	$74,421

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(19) INCOME TAXES (Continued)

        At December 31, 2006, the Company had a remaining valuation allowance of $31.7 million, consisting of $28.7 million relating to excess tax benefits from stock-based compensation prior to the adoption of SFAS 123R and $3.0 million related to certain state net operating losses which the Company expects to expire unused. At December 31, 2007, the Company had a remaining valuation allowance of $28.7 million relating to excess tax benefits from stock-based compensation and $0.2 million related to foreign net operating loss carryforwards that the Company expects to expire unused. The excess tax benefits will be recorded as a credit to additional paid-in capital in a period in which sufficient taxable income would allow for the reversal of the related valuation allowance.

        At December 31, 2007, Sonus had net operating loss carryforwards for federal and state income tax purposes of approximately $110 million and $16 million, respectively. The federal net operating loss carryforwards expire at various dates from 2019 through 2023. The state net operating loss carryforwards expire at various dates from 2009 through 2023. Approximately $101 million of the federal net operating loss is attributable to stock option deductions. The Company's federal NOL carryforward for tax return purposes is $19.4 million greater than its federal NOL for financial reporting purposes due to unrealized excess tax benefits generated during 2006 and 2007. The tax benefit of this loss would be recognized for financial statement purposes in the period in which the tax benefit reduces income taxes payable. Sonus also has available federal and state research and development credit carryforwards of $20.9 million that expire at various dates from 2012 through 2025, and an Alternative Minimum Tax Credit carryforward of $1.5 million that has no expiration date.

        The Company operates under a tax holiday in India, which is effective through March 2009.

        Sonus adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $50,000 liability for unrecognized tax benefits, which was accounted for as an increase to the accumulated deficit. In addition, the Company has $7.1 million of federal and state unrecognized tax benefits consisting of $5.6 million related to research and development credits previously fully reserved for probable tax exposure and $1.5 million that reduced the Company's state net operating loss carryforward which previously had a full valuation allowance. These amounts did not result in an adjustment to the accumulated deficit at January 1, 2007.

        A reconciliation of the Company's unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at January 1, 2007	$7,122
Increases related to current year tax positions	518
Lapse of statute of limitations	(1,473)

Unrecognized tax benefits at December 31, 2007	$6,167

        Included in the unrecognized tax benefits of $6.2 million at December 31, 2007 was $6.0 million of tax benefits that, if recognized, would reduce our annual effective tax rate. As of December 31, 2007, the Company had recorded liabilities for potential penalties and interest of $55,000 and $32,000 respectively. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Generally, the tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company's federal

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(19) INCOME TAXES (Continued)

net operating losses generated prior to 2003 could be adjusted on examination even though the year in which the loss was generated is otherwise closed by the statute of limitations. In 2006, the Massachusetts Department of Revenue ("Mass. DOR") commenced an examination of the Company's Massachusetts state income tax returns for 2002 and 2003. The Company extended the statute for the 2002 tax year to allow for additional time to complete this audit.

(20) MAJOR CUSTOMERS

        Customers who contributed at least 10% of Sonus' revenue in at least one of the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year ended December 31,
Customer	2007	2006	2005
A	32%	20%	28%
B	*	12%	*
C	*	11%	*

    *
    Represents less than 10% of revenue.

        At December 31, 2007 and 2006, two customers and three customers, respectively, each accounted for at least 10% of Sonus' accounts receivable balance, representing totals of approximately 28% and 45%, respectively, of Sonus' accounts receivable balances. Sonus performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Sonus maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(21) GEOGRAPHIC AND OPERATING SEGMENT INFORMATION

        The Company's classification of revenue by geographic area is determined by the location of the Company's customers. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Year ended December 31,
	2007	2006	2005
United States	73%	72%	75%
Japan	9	19	13
Other Asia Pacific	2	2	6
Europe, Middle East and Africa	14	5	4
Other	2	2	2

	100%	100%	100%

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(21) GEOGRAPHIC AND OPERATING SEGMENT INFORMATION (Continued)

        The Company's long-lived assets, comprised of property and equipment, identifiable intangible assets and goodwill, by geographic area are as follows (in thousands):

	December 31,
	2007	2006
United States	$16,196	$16,482
United Kingdom	11,640	565
Other Europe	200	70
Japan	478	668
Other Asia Pacific	949	1,266

	$29,463	$19,051

        The Company's service revenue is comprised of the following (in thousands):

	Year ended December 31,
	2007	2006
Maintenance	$71,171	$63,055
Professional services	22,909	12,836

	$94,080	$75,891

        Service revenue components for the year ended December 31, 2005 are not included in the table above, as it is impracticable for the Company to provide this information. Product revenue components are not provided, as it would be impracticable to provide this information.

(22) LITIGATION SETTLEMENT

        On November 7, 2007, Sonus reached an agreement to settle litigation against the Company and certain of its former and current officers alleging violations of federal securities laws in connection with the Company's 2004 restatement. Pursuant to the settlement, which was preliminary approved by the Court on January 18, 2008 and subject to final court approval, the Company agreed to pay $40.0 million to the shareholder classes in the case. The Company recorded a $40.0 million charge and related liability in the third quarter of fiscal 2007 for the full amount of the settlement. The court has scheduled a hearing for final approval on March 31, 2008.

        At the time of the settlement, the Company had $15.3 million in insurance coverage from policies prior to June 2004 that could be used to help offset the costs of this litigation as well as other litigation pending against the Company and certain of its current and former officers and directors. In the third quarter of fiscal 2007, the Company was in dispute with its insurer about the extent of the insurance coverage available for other pending litigation, including the 2006 shareholder derivative lawsuits (see Note 23). The Company's Board of Directors was unable to determine how much, if any, of this $15.3 million available insurance could be utilized toward the settlement. On December 28, 2007, the Company resolved the coverage dispute. As a result, the Company determined to use the full amount of the $15.3 million toward the settlement. Accordingly, the Company recorded an insurance recovery of $15.3 million in the fourth quarter of fiscal 2007, as such recovery became probable following the December 2007 resolution of the insurance coverage dispute. This insurance recovery is included as a

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(22) LITIGATION SETTLEMENT (Continued)

component of the $24.7 million reported as Settlement of litigation, net, in the Company's consolidated statement of operations for the year ended December 31, 2007.

        At December 31, 2007, Sonus had $25.0 million of restricted cash placed into escrow related to the settlement. The escrow account earns interest that is payable to the plaintiffs. This amount is reported as Litigation settlement escrow in the consolidated balance sheet.

        As part of the insurance coverage dispute settlement in December 2007, in exchange for its agreement that the existing insurance policy did not cover the 2006 shareholders derivative litigation, the insurer agreed to issue a new policy providing coverage to the Company's directors and officers for the 2006 shareholder derivative litigation in exchange for an additional premium of $770,000. The premium payment of $770,000 was recorded as insurance expense in the fourth quarter of 2007. This amount is included as a component of General and administrative expenses in the Company's consolidated statement of operations for the year ended December 31, 2007.

(23) COMMITMENTS AND CONTINGENCIES

Leases

        Sonus leases its facilities under operating leases, which expire through 2016. Sonus is responsible for certain real estate taxes, utilities and maintenance costs under these leases. The Company's corporate headquarters is located in a leased facility in Westford, Massachusetts, consisting of 130,000 square feet under a lease that expires in July 2012. Sonus moved into this facility in January 2007. The Company's previous corporate headquarters, a 144,000 square foot building in Chelmsford, Massachusetts, was under a sublease that expired in January 2007. Rent expense was $3.9 million in 2007, $3.1 million in 2006 and $3.0 million in 2005.

        Future minimum payments under operating lease arrangements as of December 31, 2007 are as follows (in thousands):

Years ended December 31,
2008	$6,833
2009	$6,097
2010	$7,213
2011	$6,132
2012	$6,062
Thereafter	$1,695

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

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(23) COMMITMENTS AND CONTINGENCIES (Continued)

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

        On October 5, 2007, Vanessa Simmonds, a purported shareholder, filed a complaint in the United States District Court for the Western District of Washington for recovery of short-swing profits under Section 16(b) of the Exchange Act against the lead underwriters of the Company's initial public offering in May 2000. On February 28, 2008, the plaintiff filed an amended complaint. The amended complaint seeks recovery against the underwriters for profits they received from the sale of Sonus common stock in connection with the IPO. The Company was named as a nominal defendant but has no liability for the asserted claims. No Sonus officers or directors were named in the amended complaint. Sonus is in the process of considering what, if any, action to take in response to this litigation. Sonus does not expect that this claim will have a material impact on its financial statements.

2002 Securities Litigation

        Beginning in July 2002, several purchasers of the Company's common stock filed complaints in the United States District Court for the District of Massachusetts against Sonus, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act (the "Class Action Complaints"). The purchasers seek to represent a class of persons who purchased the Company's common stock between December 11, 2000 and January 16, 2002, and seek unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that Sonus made false and misleading statements about its products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, the Company filed a motion to dismiss

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(23) COMMITMENTS AND CONTINGENCIES (Continued)

the Consolidated Amended Complaint on various grounds. On May 11, 2004, the court held oral argument on the motion, at the conclusion of which the court denied Sonus' motion to dismiss. The plaintiffs filed a motion for class certification on July 30, 2004. On February 16, 2005, the court certified the class and appointed a class representative. On March 9, 2005, the court appointed the law firm of Moulton & Gans as lead counsel. After the court requested additional briefing on the adequacy of the class representative, the class representative withdrew. Lead counsel then filed a motion to substitute a new plaintiff as the class representative. On May 19, 2005, the court held a hearing on the motion and took the matter under advisement. On August 15, 2005, the court issued an order decertifying the class and requiring the parties to submit a joint report informing the court whether the cases have been settled and whether defendants would be seeking to recover attorney's fees from the plaintiffs. On September 30, 2005, the plaintiffs filed motions to voluntarily dismiss their complaints with prejudice. On October 5, 2005, the court entered an order dismissing the cases. On June 26, 2006, the court issued an order denying Sonus' motion for recovery of attorneys' fees. The Company does not have any directors and officers insurance available for this claim.

        On January 6, 2006, a purchaser of the Company's common stock filed a complaint in the United States District Court for the District of Massachusetts that is essentially identical to the Consolidated Amended Complaint previously filed against the defendants. The Court appointed the Public Employees' Retirement System of Mississippi as lead plaintiff. The lead plaintiff filed an Amended Consolidated Complaint. On April 19, 2007, the defendants filed a motion to dismiss the Amended Consolidated Complaint. There is no assurance Sonus will prevail in such a motion or defending this action. A judgment or a settlement of the claims against the defendants could have a material impact on the Company's financial results. It is too early to determine the ultimate outcome or potential range of loss, if any.

2004 Restatement Litigation

        Beginning in February 2004, a number of purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts against Sonus and certain of its current officers and directors. On June 28, 2004, the court consolidated the claims. On December 1, 2004, the lead plaintiff filed a consolidated amended complaint. The complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act and Sections 11, 12(a) and 15 of the Securities Act, relating to the restatement of Sonus' financial results for 2001, 2002 and the first three quarters of 2003. As discussed in Note 22, on November 7, 2007, the Company and the plaintiff agreed to settle the litigation for $40.0 million. The Company recorded $24.7 million of expense, net of insurance recovery, for the settlement of this litigation in fiscal 2007. By order dated January 18, 2008, the court preliminarily approved the settlement subject to class notice and other conditions. The settlement is subject to final approval by the court. The Court has scheduled a hearing for final approval on March 31, 2008.

        In February 2004, three purported shareholder derivative lawsuits were filed in the United States District Court for the District of Massachusetts against Sonus and certain of its officers and directors, naming Sonus as a nominal defendant. Also in February 2004, two purported shareholder derivative lawsuits were filed in the business litigation session of the superior court of Suffolk County of Massachusetts against Sonus and certain of its directors and officers, also naming Sonus as a nominal defendant. On September 27, 2004, the state court granted Sonus' motion to dismiss. On October 26, 2004, the plaintiffs filed a notice appealing the state court's dismissal of the actions. On June 24, 2005,

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(23) COMMITMENTS AND CONTINGENCIES (Continued)

the plaintiffs withdrew the appeal and dismissed the case with prejudice. In the federal actions, on March 31, 2006, the court entered an order granting the defendants' motions to dismiss the amended complaint. On April 26, 2006, the plaintiff filed a notice of appeal of the dismissal order. On August 16, 2007, the First Circuit Court of Appeals affirmed the district court's decision dismissing the case. On September 13, 2007, the plaintiff filed a Petition for Rehearing and/or Rehearing by the full First Circuit Court of Appeals. On November 17, 2007, the Court of Appeals denied the Petition. The matter is closed and will not have a material impact on the Company's financial statements.

Patent Litigation

        On June 14, 2006, C2 Communications sued AT&T, Inc., Verizon Communications, Inc., Qwest, Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing and Level 3 in the Eastern District of Texas, Marshall Division. C2 Communications has alleged that each of the defendants infringe U.S. Patent No. 6,243,373 entitled "Method and Apparatus for Implementing a Computer Network Internet Telephone System." Sonus has agreed, subject to certain conditions, to assume the defense of Qwest, Global Crossing and Level 3 in this litigation to the extent the claim results from their use of products purchased from Sonus. There can be no assurance that other defendants who have purchased Sonus products will not seek indemnification from Sonus. On December 3, 2007, the Court held a pre-trial, or Markman, hearing on the claim construction of the patent. The trial is currently scheduled for September 2008. Sonus believes that the defendants have substantial legal and factual defenses to the infringement claim, which the Company intends to pursue vigorously on behalf of the defendants for whom Sonus agrees or is required to assume defense of the litigation. However, there is no assurance any of the defendants will prevail in defending this action. There also can be no assurance that Sonus will not be required to indemnify any of the defendants from any judgment of infringement rendered against them. Sonus may be required to devote significant time and resources in connection with assuming the defense of the claim of infringement on behalf of the defendants for whom Sonus has agreed to assume defense of the litigation. An adverse outcome with respect to the claim and Sonus' indemnification could have a material adverse impact on Sonus' business, operating results and financial condition. Sonus cannot predict the ultimate outcome of this litigation or any potential impact on the Company's operating results or financial position.

        On January 24, 2008, Sprint Communications sued two of the Company's customers, Broadvox and Nuvox, in the District of Kansas for patent infringement. The Company may be required to assume the defense in this litigation to the extent the claim results from Sonus' customers' use of products purchased from the Company. There also can be no assurance that the Company will not be required to indemnify them from any judgment of infringement rendered against them.

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

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(23) COMMITMENTS AND CONTINGENCIES (Continued)

2006 Stock Option Accounting Litigation

        On November 14, 2006, a purported shareholder derivative lawsuit was filed in the United District Court for the District of Massachusetts against Sonus and certain of its officers and directors, naming Sonus as a nominal defendant. Other purported shareholders filed virtually identical complaints. The suits claim that certain of Sonus' officers and directors breached their fiduciary duties to its stockholders and to Sonus in connection with its announced stock option review. The complaints are derivative in nature and do not seek relief from Sonus. However, Sonus has entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to the Company's obligations under the indemnification agreements or applicable Delaware law. By order dated December 18, 2006, the Court consolidated the actions. The plaintiffs have filed a consolidated complaint. The defendants filed on March 19, 2007 a motion to dismiss the consolidated complaint. The Court held a hearing on July 11, 2007, and took the motion under advisement. On January 25, 2008, the Court issued an order granting the motion to dismiss. The Company cannot predict whether the plaintiff will appeal that order. On February 15, 2008, one of the plaintiffs in this case sent the Company a shareholder demand letter, seeking the same relief sought in the derivative litigation that the Court dismissed. The Company is reviewing the demand letter with legal counsel.

        On January 19, 2007, a purported shareholder derivative lawsuit was filed in the Superior Court Department of Middlesex County of Massachusetts against certain of the Sonus' directors and officers, also naming Sonus as a nominal defendant. Another purported shareholder filed a virtually identical complaint. The suits assert similar claims and seek relief similar to the derivative suits filed in federal court. On May 7, 2007, the plaintiffs filed a consolidated complaint. On June 6, 2007, the defendants moved to dismiss the consolidated complaint. The Court held a hearing on the motion on August 14, 2007 and took the matter under advisement. On November 12, 2007, the plaintiffs filed a motion to voluntarily dismiss the complaint without prejudice so plaintiffs could pursue an action in the Delaware Chancery Court to enforce their rights to inspect Sonus' books and records under Section 220 of the Delaware Code. The defendants opposed the motion. On December 7, 2007, the Court granted the motion to voluntarily dismiss without prejudice subject to plaintiffs' paying the defendants' reasonable legal fees within 30 days of the Court's order. The Court further ruled that the case would be dismissed with prejudice if the plaintiff did not pay the defendants' legal fees within 30 days. The plaintiff did not pay the defendants' legal fees within the required 30 days. Accordingly, on January 8, 2008, the defendants requested entry of judgment for dismissal with prejudice. The plaintiffs have opposed the request. On January 16, 2008, the Court issued an order allowing the request and dismissing the case with prejudice. On February 5, 2008, the plaintiff filed a notice of appeal of that order. There is no assurance the Company will prevail in opposing the appeal. The Company does not expect that this claim will have a material impact on its financial statements.

        As announced on March 19, 2007, the SEC is conducting a formal private investigation into Sonus' historical stock option granting practices. If the Company is subject to adverse findings, it could be required to pay damages or penalties or have other remedies imposed, including criminal penalties, which could adversely impact Sonus' business, financial position or results of operations. At this time, the Company is unable to determine the ultimate outcome of the investigation.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(23) COMMITMENTS AND CONTINGENCIES (Continued)

IRS Audit

        The Internal Revenue Service ("IRS") has notified the Company that its payroll tax returns for the years ended December 31, 2004, 2005 and 2006 have been selected for audit in connection with its stock option review. In connection with the restatement of its financial statements, Sonus has recorded approximately $1.6 million of accrued liabilities for additional federal and state payroll tax, penalties and interest related to adjustments resulting from errors in stock option accounting. Sonus could be required to pay additional tax, penalties or interest, or have other remedies imposed, which could adversely impact its business, financial position or results of operations. In December 2007, the Company executed a statute extension waiver for 2004 through December 31, 2008 to allow addition time to complete the IRS audit. At this time, the Company is unable to determine the ultimate outcome of the audit or whether it may have a material impact on its financial statements.

Employment Litigation

        On February 19, 2008, James Collier, Sonus' former Vice President of Sales, filed a complaint against the Company in federal district court in the District of New Jersey. The complaint alleges that the Company breached Mr. Collier's employment agreement by failing to pay severance in the amount of $600,000 and provide benefits claimed to be owed under the employment agreement. The Company believes that Mr. Collier was properly terminated for cause and therefore is not owed any severance or other benefits under the employment agreement. The Company intends to defend the case vigorously. The Company may incur significant legal fees in defending this claim and there is no assurance as to the ultimate outcome of the litigation.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(24) QUARTERLY RESULTS (UNAUDITED)

        The following tables present Sonus' quarterly operating results for the years ended December 31, 2007 and 2006. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with Sonus' audited consolidated financial statements and related notes.

	First Quarter	Second Quarter (1)	Third Quarter (2)(3)	Fourth Quarter (2)(4)(5)
	(In thousands, except per share data)
Fiscal 2007
Revenue	$71,146	$75,493	$76,571	$97,100
Cost of revenue	25,661	33,124	31,166	39,617

Gross profit	$45,485	$42,369	$45,405	$57,483

Income (loss) from operations	$(10,325)	$(15,402)	$(49,307)	$23,265
Net income (loss)	$(3,978)	$(6,976)	$(26,772)	$14,089
Net income (loss) per share(6):
Basic	$(0.02)	$(0.03)	$(0.10)	$0.05
Diluted	$(0.02)	$(0.03)	$(0.10)	$0.05
Shares used in computing net income (loss) per share:
Basic	259,768	259,786	262,913	269,126
Diluted	259,768	259,786	262,913	279,798
Fiscal 2006
Revenue	$59,995	$64,480	$76,009	$78,999
Cost of revenue	22,612	23,186	26,183	28,451

Gross profit	$37,383	$41,294	$49,826	$50,548

Income from operations	$3,302	$5,500	$11,489	$2,200
Net income	$5,816	$8,914	$14,370	$73,754
Net income per share(6):
Basic	$0.02	$0.04	$0.06	$0.29
Diluted	$0.02	$0.03	$0.06	$0.28
Shares used in computing net income per share:
Basic	250,064	252,664	254,102	258,162
Diluted	254,591	256,326	257,158	265,357

(1)
Includes the results of operations of Zynetix Limited for the period subsequent to its acquisition by the Company on April 13, 2007.

(2)
The 2007 quarterly periods include the results of Zynetix Limited, which was acquired by the Company on April 13, 2007.

(3)
The 2007 quarterly period includes $40.0 million of expense related to a litigation settlement.

(4)
The 2007 quarterly period includes an insurance recovery of $15.3 million related to a litigation settlement.

(5)
The 2006 quarterly period includes an income tax benefit of $82.6 million related to the reversal of the valuation allowance on certain deferred tax assets.

(6)
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

Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

        As described in our accompanying Management's Report on Internal Control over Financial Reporting, we have identified material weaknesses in internal control over financial reporting as of December 31, 2007. Because of these material weaknesses, we concluded that, as of December 31, 2007, our internal control over financial reporting was not effective based on the criteria outlined in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Accordingly, our principal executive officer and principal financial officer have also concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

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

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that:

  (1)
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

  (2)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and

  (3)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the criteria outlined in Internal Control—Integrated Framework issued by COSO.

        Based on its assessment, our management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2007. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The nature of each of these material weaknesses in our internal control over financial reporting is described below along with the actual or potential effects on our financial statements as issued during the existence of the material weakness.

        Inadequate financial statement preparation and review procedures.    We have neither designed nor implemented effective controls and procedures relating to financial statement preparation and review to provide reasonable assurance that transactions are recorded accurately, are recorded timely and are complete. Such deficient controls and procedures include inadequate preparation and review of account reconciliations and general ledger journal entries, as well as inadequate documentation of transactions.

        As a result of this weakness, material adjustments were necessary to present the consolidated financial statements for the year ended December 31, 2007 in accordance with generally accepted accounting principles. These adjustments impacted the income tax benefit, deferred income taxes, operating expenses, current assets and current liabilities.

        Inadequate controls over the accounting for stock-based compensation.    We have neither designed nor implemented effective controls and procedures related to the completeness, accuracy, and timely recording of modifications made to the terms of stock awards to ensure stock-based compensation associated with such modifications is accurately recorded in our general ledger and financial statements.

        As a result of this weakness, a material adjustment was necessary to present the consolidated financial statements for the year ended December 31, 2007 in accordance with generally accepted accounting principles. This adjustment had the effect of materially increasing stock-based compensation and increasing additional paid-in capital.

        Because of the material weaknesses described above, management concluded that, as of December 31, 2007, our internal control over financial reporting was not effective based on the criteria established in Internal Control—Integrated Framework issued by COSO.

        Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. That report appears on page 106 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        In Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2006, we reported material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). As a result of those material weaknesses in our internal control over financial reporting, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006. Those material weaknesses included the following:

  •
  Inadequate monitoring of foreign locations;

  •
  Inadequate financial statement preparation and review process;

  •
  Inadequate revenue recognition and accounts receivable procedures and controls;

  •
  Inadequate purchasing controls; and

  •
  Inadequate controls over the accounting for stock-based compensation.

        In an effort to remediate these material weaknesses, in 2007, we made significant improvements and a number of material changes to controls within those areas as reported in our Quarterly Reports on Form 10-Q. During the quarter ended December 31, 2007, we made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While still requiring additional work and focus to address remaining deficiencies, except as noted in Management's Report on Internal Control over Financial Reporting, these previously reported material weaknesses are sufficiently improved so that they no longer constitute material weaknesses as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sonus Networks, Inc.
Westford, Massachusetts

        We have audited Sonus Network, Inc.'s and subsidiaries' (the "Company's") internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

        Inadequate financial statement preparation and review procedures.    The Company has neither designed nor implemented effective controls and procedures relating to financial statement preparation and review to provide reasonable assurance that transactions are recorded accurately, are recorded timely and are complete. Such deficient controls and procedures include inadequate preparation and review of account reconciliations and general ledger journal entries, as well as inadequate documentation of transactions.

        As a result of this weakness, material adjustments were necessary to present the consolidated financial statements for the year ended December 31, 2007 in accordance with generally accepted accounting principles. These adjustments impacted the income tax benefit, deferred income taxes, operating expenses, current assets and current liabilities. Such weakness could continue to impact the balances in the accounts previously mentioned.

        Inadequate controls over the accounting for stock-based compensation.    The Company has neither designed nor implemented effective controls and procedures related to the completeness, accuracy, and timely recording of modifications made to the terms of stock awards to ensure stock-based compensation associated with such modifications is accurately recorded in its general ledger and financial statements.

        As a result of this weakness, a material adjustment was necessary to present the consolidated financial statements for the year ended December 31, 2007 in accordance with generally accepted accounting principles. This adjustment had the effect of materially increasing stock-based compensation and increasing additional paid-in capital. Such weakness could continue to impact the balances in the accounts previously mentioned.

        These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2007, of the Company and this report does not affect our report on such financial statements.

        In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 5, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective January 1, 2007.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
March 5, 2008

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        A portion of the information required by this Item 10 is included in Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant" and is incorporated herein by reference. The remaining information required by this Item 10 is included Under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Business Conduct and Ethics" and "Board Meetings and Committees" in our definitive Proxy Statement with respect to our 2008 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this Item 11 is included under the captions "Director Compensation," "Summary of Executive Compensation," "Plan-Based Awards," "Option Holdings," "Severance and Change-in-Control Arrangements," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement with respect to our 2008 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 is included under the captions "Beneficial Ownership of Securities" and "Equity Compensation Plan Information" in our definitive Proxy Statement with respect to our 2008 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item 13 is included, as applicable, under the captions "Severance and Change-in-Control Agreements," "Indemnification Agreements," "Director Independence" and "Transactions with Related Persons" in our definitive Proxy Statement with respect to our 2008 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item 14 is included under the captions "Fees for Independent Registered Public Accounting Firm during the years ended December 2007 and 2006" and "Policy on Audit Committee Pre-approval of Audit and Non-audit Services" in our definitive Proxy Statement with respect to our 2008 Annual Meeting of Shareholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

1)
Financial Statements

        The consolidated financial statements of the Company are listed in the index under Part II, Item 8, of this Annual Report on Form 10-K.

2)
Financial Statement Schedules

        None. All schedules are omitted because they are not applicable, not required under the instructions or the information is contained in the consolidated financial statements, or notes thereto, included herein.

3)
List of Exhibits

        The Exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONUS NETWORKS, INC.
March 6, 2008	By:	/s/ HASSAN M. AHMED Hassan M. Ahmed President, Chief Executive Officer and Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HASSAN M. AHMED Hassan M. Ahmed	President, Chief Executive Officer and Chairman (Principal Executive Officer)	March 6, 2008
/s/ RICHARD J. GAYNOR Richard J. Gaynor	Chief Financial Officer (Principal Financial Officer)	March 6, 2008
/s/ PAUL K. MCDERMOTT Paul K. McDermott	Vice President of Finance, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 6, 2008
/s/ EDWARD T. ANDERSON Edward T. Anderson	Director	March 6, 2008
/s/ JOHN P. CUNNINGHAM John P. Cunningham	Director	March 6, 2008
/s/ HOWARD E. JANZEN Howard E. Janzen	Director	March 6, 2008
/s/ PAUL J. SEVERINO Paul J. Severino	Director	March 6, 2008
/s/ H. BRIAN THOMPSON H. Brian Thompson	Director	March 6, 2008

EXHIBIT INDEX

Exhibit No.	Description
3.1(d)	Fourth Amended and Restated Certificate of Incorporation of Sonus Networks, Inc., as amended
3.2(b)	Amended and Restated By Laws of Sonus Networks, Inc
4.1(b)	Form of Stock Certificate representing shares of Sonus Networks, Inc. Common Stock
10.1(a)	Registration Rights Agreement, dated as of November 2, 2000, by and among Sonus Networks, Inc. and the Stockholder parties thereto
10.2(b)+	Amended and Restated 1997 Stock Incentive Plan of the Registrant
10.3(b)+	2000 Employee Stock Purchase Plan of the Registrant
10.4(a)	Lease, dated September 30, 2000, between the Registrant and BCIA New England Holdings LLC with respect to property located at 25 Porter Road, Littleton, Massachusetts
10.5(e)+	Summary of 2007 Executive Bonus Program
10.6(f)+	Form of Stock Option Agreement under the 1997 Stock Incentive Plan
10.7(f)+	Form of Director and Officer Indemnity Agreement
10.8(g)	Office Lease Agreement, dated July 19, 2005, between Sonus Networks, Inc. and Pearson Fund III, L.P. with respect to property located at 1130 East Arapaho Road, Richardson, Texas
10.9(h)+	Employment letter dated August 9, 2005, by and between the Registrant and Paul K. McDermott
10.10(i)	Form of Resale Restriction Agreement
10.11(j)	Sublease agreement, dated February 22, 2006, by and between Teradyne, Inc. and Sonus Networks, Inc. with respect to property located at 7 Technology Park Drive, Westford, Massachusetts
10.12(k)+	Form of Consent to Stock Option Amendment
10.13(l)+	Retention Agreement dated November 14, 2007 by and between the Registrant and Hassan Ahmed
10.14(m)+	Separation of Employment Agreement dated September 6, 2007 by and between the Registrant and Ellen B. Richstone
10.15(n)+	Separation of Employment Agreement dated August 7, 2007 by and between the Registrant and Albert A. Notini
10.16(o)	2007 Stock Incentive Plan
10.17(p)+	Employment letter dated August 31, 2007, by and between the Registrant and Richard J. Gaynor
10.18*	Amended and Restated 2000 Employee Stock Purchase Plan of Registrant
14.1(c)	Code of Business Conduct and Ethics
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certificate of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certificate of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certificate of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certificate of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)
Incorporated by reference to the Registrant's Registration Statement on Form S-4 (file No. 333-52682).

(b)
Incorporated by reference to the Registrant's Registration Statement on Form S-1 (file No. 333-32206).

(c)
Incorporated by reference from the Registrant's Form 10-K (File No. 000-30229), filed March 15, 2004 with the SEC, as amended on Registrant's website.

(d)
Incorporated by reference from the Registrant's Amendment No. 1 to Form 10-K/A (File No. 000-30229), filed July 28, 2004 with the SEC.

(e)
Incorporated by reference from the Registrant's Form 8-K (File No. 000-30229), filed April 2, 2007 with the SEC.

(f)
Incorporated by reference from the Registrant's Form 10-Q (File No. 000-30229), filed August 20, 2004 with the SEC.

(g)
Incorporated by reference from the Registrant's Form 10-Q (File No. 000-30229), filed November 8, 2005 with the SEC.

(h)
Incorporated by reference from the Registrant's Form 8-K (File No. 000-30229), filed August 15, 2005.

(i)
Incorporated by reference from the Registrant's Form 8-K (File No. 000-30229), filed December 28, 2005 with the SEC.

(j)
Incorporated by reference from the Registrant's Form 8-K (File No. 000-30229), filed March 9, 2006 with the SEC.

(k)
Incorporated by reference from the Registrant's Form 8-K (File No. 000-30229), filed December 29, 2006 with the SEC.

(l)
Incorporated by reference from the Registrant's Form 8-K (File No. 000-30229), filed November 19, 2007 with the SEC.

(m)
Incorporated by reference from the Registrant's Form 8-K (File No. 000-30229), filed September 6, 2007 with the SEC.

(n)
Incorporated by reference from the Registrant's Form 8-K (File No. 000-30229), filed August 7, 2007 with the SEC.

(o)
Incorporated by reference from the Registrant's Schedule 14A (File No. 000-30229), filed October 9, 2007 with the SEC.

(p)
Incorporated by reference from the Registrant's Form 8-K (File No. 000-30229), filed September 6, 2007 with the SEC.

*
Filed herewith.

+
Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

QuickLinks

SONUS NETWORKS, INC. FORM 10-K YEAR ENDED DECEMBER 31, 2007 TABLE OF CONTENTS
  PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
  ITEM 6. SELECTED FINANCIAL DATA
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
SONUS NETWORKS, INC. Consolidated Statements of Operations (in thousands, except per share data)
  Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9B. Other Information
  PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accountant Fees and Services
  PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX