Form 10-Q
period 2008-03-31
SONUS NETWORKS INC
filed 2008-05-08
CIK 1105472

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        As of May 2, 2008, there were 271,138,012 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2008
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

SONUS NETWORKS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$179,029	$118,933
Marketable securities	197,305	207,088
Accounts receivable, net	66,939	84,951
Inventory	47,714	45,560
Deferred income taxes	30,380	30,683
Litigation settlement escrow	—	25,000
Insurance receivable—litigation settlement	—	15,328
Other current assets	17,578	18,842

Total current assets	538,945	546,385
Property and equipment, net	18,349	18,459
Purchased intangible assets, net	2,463	2,607
Goodwill	8,388	8,397
Long-term investments	31,222	66,568
Deferred income taxes	49,436	49,296
Other assets	2,503	2,338

Total assets	$651,306	$694,050

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,390	$17,379
Accrued expenses	23,204	39,980
Litigation settlement liability	—	40,000
Current portion of deferred revenue	90,785	82,743
Current portion of long-term liabilities	1,103	1,079

Total current liabilities	125,482	181,181
Long-term deferred revenue	17,077	16,462
Deferred income taxes	759	760
Long-term liabilities, net of current portion	2,617	2,061

Total liabilities	145,935	200,464

Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized; 273,432,146 and 272,565,951 shares issued; 271,135,236 and 270,269,041 shares outstanding at March 31, 2008 and December 31, 2007, respectively	273	273
Additional paid-in capital	1,254,861	1,244,232
Accumulated deficit	(751,354)	(751,920)
Accumulated other comprehensive income	1,858	1,268
Treasury stock, at cost; 2,296,910 common shares at March 31, 2008 and December 31, 2007	(267)	(267)

Total stockholders' equity	505,371	493,586

Total liabilities and stockholders' equity	$651,306	$694,050

See notes to condensed consolidated financial statements (unaudited).

SONUS NETWORKS, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2008	2007
Revenue:
Product	$50,984	$51,627
Service	23,039	19,519

Total revenue	74,023	71,146

Cost of revenue:
Product	16,820	17,082
Service	11,075	8,579

Total cost of revenue	27,895	25,661

Gross profit	46,128	45,485

Operating expenses:
Research and development	20,498	18,698
Sales and marketing	18,941	23,050
General and administrative	9,997	14,062

Total operating expenses	49,436	55,810

Loss from operations	(3,308)	(10,325)
Interest expense	(21)	(4)
Interest income	3,969	4,624
Other income (expense), net	379	(680)

Income (loss) before income taxes	1,019	(6,385)
Income tax benefit (provision)	(453)	2,407

Net income (loss)	$566	$(3,978)

Net income (loss) per share:
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)
Shares used in computing net income (loss) per share:
Basic	270,590	259,768
Diluted	271,222	259,768

See notes to condensed consolidated financial statements (unaudited).

SONUS NETWORKS, INC.

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$566	$(3,978)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	3,316	3,026
Amortization of purchased intangible assets	140	—
Stock-based compensation	8,208	8,869
Deferred income taxes	242	3,206
Increase in fair value of modified stock options held by former employees	—	682
Changes in operating assets and liabilities:
Accounts receivable	18,228	11,015
Inventory	(1,569)	(4,654)
Insurance receivable—litigation settlement	15,328	—
Other operating assets	2,216	1,439
Accounts payable	(7,384)	1,424
Accrued expenses, deferred rent and accrued restructuring expenses	(17,198)	(10,483)
Litigation settlement liability	(40,000)	—
Deferred revenue	7,430	(3,534)

Net cash provided by (used in) operating activities	(10,477)	7,012

Cash flows from investing activities:
Purchases of property and equipment	(1,698)	(1,681)
Purchases of available-for-sale marketable securities	(3,100)	(10,703)
Maturities of available-for-sale marketable securities	26,422	6,953
Purchases of held-to-maturity marketable securities and long-term investments	(58,219)	(68,049)
Maturities of held-to-maturity marketable securities and long-term investments	80,005	75,800
Decrease in litigation settlement escrow	25,000	—
Decrease in restricted cash	—	11

Net cash provided by investing activities	68,410	2,331

Cash flows from financing activities:
Sale of common stock in connection with employee stock purchase plan	2,213	—
Proceeds from exercise of stock options	323	—
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(37)	(189)
Principal payments of capital lease obligations	(61)	(41)

Net cash provided by (used in) financing activities	2,438	(230)

Effect of exchange rate changes on cash and cash equivalents	(275)	61

Net increase in cash and cash equivalents	60,096	9,174
Cash and cash equivalents, beginning of period	118,933	44,206

Cash and cash equivalents, end of period	$179,029	$53,380

Supplemental disclosure of cash flow information:
Interest paid	$21	$11
Income taxes paid	$265	$1,744
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$395	$1,196
Property and equipment acquired under capital lease	$1,071	$53

See notes to condensed consolidated financial statements (unaudited).

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) BASIS OF PRESENTATION

Business

        Sonus Networks, Inc. ("Sonus" or the "Company") was incorporated in 1997 and is a leading provider of voice infrastructure solutions for wireline and wireless service providers. Sonus offers a new generation of carrier-class infrastructure equipment and software that enables voice services to be delivered over Internet Protocol packet-based networks. The Company's target customers include both traditional and emerging communications service providers, including long distance carriers, local exchange carriers, Internet service providers, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Sonus pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in Sonus' Annual Report on Form 10-K for the year ended December 31, 2007.

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

Use of Estimates and Judgments

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these financial statements include revenue recognition for multiple element arrangements, allowances for doubtful accounts, estimated fair value of investments, inventory reserves, expected future cash flows used to evaluate the recoverability of long-lived assets, restructuring and other related charges, contingencies associated with revenue contracts, assumptions used to determine

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(1) BASIS OF PRESENTATION (Continued)

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

Recent Accounting Pronouncements

        In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 also amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments ("SFAS 107"), to clarify that derivative instruments are subject to SFAS 107's concentration-of-credit risk disclosures. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, and entities are encouraged, but not required, to provide comparative disclosures for earlier periods. The adoption of SFAS 161 will not affect the Company's consolidated financial statements or financial condition, but may require additional disclosures if the Company enters into derivative and hedging activities.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141R"), which revises SFAS No. 141. SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008; early adoption is not permitted. The adoption of SFAS 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. SFAS 159 establishes presentation and disclosure requirements, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(1) BASIS OF PRESENTATION (Continued)

measured at fair value must be displayed on the face of the balance sheet. SFAS 159 became effective for fiscal years beginning after November 15, 2007. The Company did not elect to apply the fair value option under SFAS 159 to any instrument as of March 31, 2008.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides a single definition of fair value, along with a framework for measuring it, and requires additional disclosure about using fair value to measure assets and liabilities. SFAS 157 emphasizes that fair value measurement is market-based, not entity-specific, and establishes a fair value hierarchy in which the highest priority is quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed according to their level within this hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice in certain ways, including requiring entities to include their own credit standing when measuring their liabilities. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The nonfinancial assets and nonfinancial liabilities to which SFAS 157 was not applied for the three months ended March 31, 2008 are included under the captions Property and equipment, net; Purchased intangible assets, net; and Goodwill in the Company's condensed consolidated balance sheets. The partial adoption of SFAS 157 for financial assets and financial liabilities did not impact the Company's consolidated results of operations or financial condition. See Note 10.

(2) REVENUE RECOGNITION

        Sonus' products are primarily marketed based on the software elements contained therein. In addition, hardware sold generally can not be used apart from the software. Therefore, Sonus considers its principal products to be software-related. Sonus recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectibility of the related receivable is probable under customary payment terms. When Sonus has future obligations, including a requirement to deliver additional elements which are essential to the functionality of the delivered elements or for which vendor-specific objective evidence of fair value ("VSOE") does not exist or when customer acceptance is required, Sonus defers revenue recognition and related costs until those obligations are satisfied. The ordering patterns and sales lead times associated with customer orders may vary significantly from period to period.

        Many of the Company's sales involve complex multiple-element arrangements. When a sale includes multiple elements, such as products, maintenance and/or professional services, Sonus recognizes revenue using the residual method. Revenue associated with elements for which VSOE has been established is recorded based on the VSOE value; any undelivered elements that are not essential to the functionality of the product and for which VSOE has been established is deferred based on the VSOE value and any remaining arrangement fee is then allocated to, and recognized as, product revenue. VSOE is determined based upon the price charged when the same element is sold separately or established by management having the relevant pricing authority. If Sonus cannot establish VSOE for each undelivered element, including specified upgrades, it defers revenue on the entire arrangement

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(2) REVENUE RECOGNITION (Continued)

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

        Sonus sells the majority of its products directly to its service provider customers. For products sold to resellers and distributors, Sonus generally recognizes revenue on a sell-through basis utilizing information provided to Sonus from its resellers and distributors unless it has at least eight quarters of consistent history with a reseller which eliminates uncertainty regarding potential product returns or refunds, price protection or any other form of concession.

        During the fourth quarter of 2007, Sonus began reporting revenue from one of its distributors on a sell-in basis, where revenue is recognized upon the shipment of products to the distributors, assuming all other requirements for revenue recognition have been met. The Company had previously recognized revenue for sales to this distributor when products had been sold through by the distributor to its customers. This change reflects two years of commercial activity with this distributor during which the Company has not authorized or incurred any return of Sonus products or provided any other form of price protection or concession. As a result of this history, the Company determined that the price for products sold to this distributor was fixed or determinable upon sale to the distributor and collection was probable. During the three months ended March 31, 2008, the Company would have recognized approximately $60,000 more revenue, with an immaterial impact to income before income taxes and net income and no impact on diluted net income per share, in connection with sales of products to this distributor if revenue recognition for sales to this distributor had not switched to a sell-in basis and the revenue recognized in the fourth quarter of fiscal 2007.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(3) NET INCOME (LOSS) PER SHARE

        Net income (loss) per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive. Potential dilutive common shares consist of common stock issuable upon the exercise of stock options under the Company's 2007 Stock Incentive Plan (the "2007 Stock Plan"), 1997 Stock Incentive Plan (the "1997 Stock Plan") and purchases of shares of common stock under the Company's 2000 Employee Stock Purchase Plan (the "ESPP") prior to the effective date of the Amended and Restated ESPP (see Note 11) using the treasury stock method.

        The calculation of shares used in computing basic and diluted net income (loss) per share is as follows (in thousands):

	Three months ended March 31,
	2008	2007
Weighted average shares outstanding—basic	270,590	259,768
Potential dilutive common shares	632	—

Weighted average shares outstanding—diluted	271,222	259,768

        The calculations above for the three months ended March 31, 2008 and 2007 exclude options to purchase shares of common stock aggregating approximately 37.3 million shares and 17.3 million shares, respectively, as their effect would be antidilutive.

(4) COMPREHENSIVE INCOME (LOSS)

        Sonus' comprehensive income (loss) for the three months ended March 31, 2008 and 2007 is as follows (in thousands):

	Three months ended March 31,
	2008	2007
Net income (loss)	$566	$(3,978)
Changes in accumulated other comprehensive income (loss):
Foreign currency translation adjustments	612	61
Unrealized loss on equity securities held as available for sale	(22)	—

Comprehensive income (loss)	$1,156	$(3,917)

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) ACQUISITION OF ZYNETIX LIMITED

        In connection with the acquisition of Zynetix Limited ("Zynetix"), completed on April 13, 2007, the share purchase agreement, as amended, also includes two additional potential payments (the "earnouts") to the selling shareholders: (1) £1,500,000 (U.S. $3.0 million at March 31, 2008) payable on December 31, 2008; and (2) 175,000 shares of Sonus common stock deliverable on April 30, 2009. Both earnouts are contingent upon the business achieving certain predetermined financial and business metrics related to revenue, operating expenses and customer trials. The shares of common stock have been placed into escrow and will be released if the earnout is achieved. Each earnout will be recorded as an addition to the purchase price at the time the contingency is resolved and consideration is distributable. In addition, the Company paid $0.3 million in transaction costs related to the acquisition. The changes in the carrying amounts of goodwill arising from this transaction in the three months ended March 31, 2008 are the result of currency translation adjustments.

(6) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS

        Cash equivalents and marketable securities are invested in debt and equity instruments, primarily U.S. government, municipal and corporate obligations, which management believes to be high quality instruments. Current marketable securities include held-to-maturity investments with remaining maturities of less than one year as of the balance sheet date and available-for-sale investments that are expected to be sold in the current period or are available for current operations. Long-term investments include held-to-maturity investments with remaining maturities of one to two years as of the balance sheet date. Investments in U.S. government and corporate obligations are classified as held-to-maturity, as Sonus has the intent and ability to hold them to maturity. Held-to-maturity marketable debt securities are reported at amortized costs. The municipal obligations acquired during the three months ended March 31, 2008 are recorded as held-to-maturity. Unrealized gains and losses from available-for-sale marketable securities are not material for all periods presented. The unrealized losses related to these securities at March 31, 2008 are not considered to be a permanent decline in the fair value of such securities. There have been no material realized gains or losses during the three months ended March 31, 2008 and 2007. At December 31, 2007, the Company's investments in state and municipal obligations (auction rate securities) were classified as available for sale and recorded at fair value. These obligations were sold in the first quarter of 2008 and consequently the Company no longer holds any auction rate securities.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(6) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

        At March 31, 2008 and December 31, 2007, marketable debt and equity securities and long-term investments consisted of the following (in thousands):

	March 31, 2008
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities
Debt securities held-to-maturity:
U.S. government agency notes	$107,976	$1,072	$(13)	$109,035
Corporate debt securities	32,587	126	(20)	32,693
Commercial paper	56,627	44	(283)	56,388

	$197,190	$1,242	$(316)	$198,116

Long-term investments
Debt securities held-to-maturity:
Municipal obligations	$1,455	$—	$—	$1,455
U.S. government agency notes	15,664	248	—	15,912
Corporate debt securities	14,103	170	(9)	14,264

	$31,222	$418	$(9)	$31,631

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity securities available for sale	$137	$—	$(22)	$115

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities
Debt securities available-for-sale:
State and municipal obligations	$23,300	$—	$—	$23,300
Debt securities held-to-maturity:
U.S. government agency notes	81,950	211	(4)	82,157
Corporate debt securities	36,501	13	(35)	36,479
Commercial paper	65,200	146	(4)	65,342

	$206,951	$370	$(43)	$207,278

Long-term investments
Debt securities held-to-maturity:
U.S. government agency notes	$47,614	$255	$(4)	$47,865
Corporate debt securities	18,954	82	(8)	19,028

	$66,568	$337	$(12)	$66,893

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
Equity securities available for sale	$137	$—	$—	$137

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(6) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

        A reconciliation of the Company's debt securities and equity securities to the amounts reported in the condensed consolidated balance sheets under the caption Marketable securities at March 31, 2008 and December 31, 2007 is as follows (in thousands):

	March 31, 2008	December 31, 2007
Debt securities carried at amortized cost	$197,190	$206,951
Equity securities carried at fair value	115	137

	$197,305	$207,088

        The Company's cash, cash equivalents and investment portfolio holdings were diversified among three financial institutions at March 31, 2008.

        The Company's equity securities are comprised of 1,473 shares of Prudential Financial, Inc. common stock. The fair value of the common stock is determined using the closing price per share on the New York Stock Exchange on the last trading day of each reporting period. The Company has classified these equity securities, which are reported as a component of Marketable securities in the Company's condensed consolidated balance sheets at March 31, 2008 and December 31, 2007, as available-for-sale. Accordingly, the unrealized gain or loss resulting from the change in the fair market value of the common stock is reported in Accumulated other comprehensive income in the Company's condensed consolidated balance sheets.

        In connection with the move to its new corporate headquarters in Westford, Massachusetts in January 2007, the Company issued a $500,000 standby letter of credit. On January 1, 2008, the amount of the letter of credit was reduced to $400,000. The standby letter of credit may be drawn upon in the event of the Company's noncompliance with the terms and conditions of the sublease for the Westford headquarters facility.

        In connection with a customer sales order for which no revenue has been recognized, the Company has issued a €10.0 million (U.S. $15.8 million at March 31, 2008) standby letter of credit. The standby letter of credit may be drawn upon in the event that the customer has a right to a refund of a portion or all of its initial deposit under specific circumstances. The standby letter of credit expires in June 2008.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(7) ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Earned accounts receivable	$50,261	$54,896
Unearned accounts receivable	17,059	30,529

Accounts receivable, gross	67,320	85,425
Allowance for doubtful accounts	(381)	(474)

Accounts receivable, net	$66,939	$84,951

(8) INVENTORY

        Inventory consists of the following (in thousands):

	March 31, 2008	December 31, 2007
On-hand final assemblies and finished goods inventory	$19,953	$19,102
Deferred cost of goods sold	32,341	30,018
Evaluation inventory	6,737	6,285

Inventory, gross	59,031	55,405
Evaluation inventory reserve	(6,737)	(6,285)
Excess and obsolescence reserve	(4,250)	(3,560)

Inventory, net	48,044	45,560
Less current portion	(47,714)	(45,560)

Long-term portion (included in Other assets)	$330	$—

(9) ACCRUED EXPENSES

        Accrued expenses consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Employee compensation and related costs	$10,365	$20,892
Employee stock purchase plan	413	2,367
Professional fees	3,876	4,199
Royalties	839	2,373
Income taxes payable	981	1,442
Sales taxes payable	1,113	1,203
Other taxes	3,132	3,471
Other	2,485	4,033

	$23,204	$39,980

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(10) FAIR VALUE MEASUREMENTS

        The Company adopted SFAS 157 as of January 1, 2008 for financial assets and financial liabilities. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 outlines a valuation framework and creates a fair value hierarchy using the following three levels:

  Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.

  Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

  Level 3—Unobservable inputs that reflect the company's assumptions about the assumptions that market participants would use in pricing the asset or liability. The company develops these inputs based on the best information available, including its own data.

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets that are required to be measured at fair value at March 31, 2008, which is comprised of the Company's available-for-sale equity securities, and are included as a component of Marketable securities in the condensed consolidated balance sheet (in thousands):

		Fair value measurements at March 31, 2008 using:
	Total carrying value at March 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for sale equity securities	$115	$115	$—	$—

        Available-for-sale equity securities are recorded at fair value at each balance sheet date, based on quoted sales prices on the stock exchange on which the shares are traded (see Note 6).

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(11) STOCK-BASED COMPENSATION

        The Company issues options to purchase its common stock ("stock options") and restricted shares of common stock ("restricted stock") pursuant to the 2007 Stock Plan. The 2007 Stock Plan provides for the award of stock options and restricted stock to employees, officers, directors (including those directors who are not employees or officers of the Company), consultants and advisors of the Company and its subsidiaries. The Company issued stock options and restricted stock pursuant to the 1997 Stock Plan through November 18, 2007, when the 1997 Stock Plan expired.

        On January 25, 2008, the Company's Board of Directors approved the Amended and Restated ESPP. Effective March 1, 2008, the Amended and Restated ESPP eliminates the original ESPP's two-year offering periods comprised of four six-month purchase periods. The Amended and Restated ESPP provides for a six-month offering period commencing with the March 1, 2008 purchase period. The purchase price of the stock is equal to 85% of the market price on the last day of the offering period. The approval of the Amended and Restated ESPP resulted in the cancellation of future purchases under current offering periods of the original ESPP and accelerated recognition of unamortized expense related to those future purchases. The Company recorded $4.1 million of stock-based compensation expense for the period from January 1, 2008 through February 29, 2008 related to the original ESPP, including $3.4 million related to the cancellation of future purchases, and $0.1 million of stock-based compensation expense for the period from March 1, 2008 through March 31, 2008 related to the Amended and Restated ESPP. Under the Company's Amended and Restated ESPP, because employees are entitled to purchase a variable number of shares for a fixed monetary amount, future awards are classified as share-based liabilities and recorded at fair value. The Company will reclassify these liabilities to Additional paid-in capital at the time of the share purchase, which is the date of the award.

        During December 2006, in order to remedy the unfavorable personal tax consequences for those who had not exercised stock options after December 31, 2005 subject to 409A, the Company entered into agreements with its directors and executive officers who were subject to the disclosure requirements of Section 16 of the Securities Exchange Act of 1934 under which they agreed to waive cash payment or restricted stock from the Company for the difference in exercise price of certain stock options affected by the stock option review. This agreement resulted in additional stock-based compensation expense of $1.2 million in the three months ended March 31, 2007.

        The Company could not issue any securities under its registration statements on Form S-8 until it became current in its SEC reporting obligations for filing its periodic reports under the Securities Exchange Act of 1934. During the first quarter of 2007, the Company extended the contractual terms of approximately 833,000 vested stock options held by former executives and other former employees. The Company accounted for the modifications to extend the contractual term of the awards for former executives and other former employees in accordance with SFAS 123R. Based on the guidance in SFAS 123R and related FASB Staff Positions, after the modification those stock options held by former executives and other former employees became subject to the provisions of EITF 00-19. As a result, certain of those stock option awards were reclassified as liability awards within current liabilities. Accordingly, at the end of each reporting period, the Company determined the fair value of those awards utilizing the Black-Scholes valuation model and recognized any change in fair value of those awards in its condensed consolidated statement of operations in the period of change until the awards were exercised, expired or were otherwise settled. As a result of these modifications, the Company

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(11) STOCK-BASED COMPENSATION (Continued)

recorded additional stock-based compensation expense of $3.6 million in the three months ended March 31, 2007. The Company also recorded Other expense of $0.7 million in the three months ended March 31, 2007 as a result of changes in the fair value of the liability awards. All of the stock options related to these liability awards had either expired or were settled by December 31, 2007.

        During the first quarter of 2007, as a result of the Company's inability to issue any securities under its registration statement on Form S-8, the Company extended the contractual terms of approximately 185,000 vested stock options held by current employees which were due to expire. The Company accounted for the modifications to extend the contractual term of the awards for current employees in accordance with SFAS 123R. As a result of the modification, the Company recorded additional stock-based compensation expense of $0.8 million in the three months ended March 31, 2007.

        The Company was not able to issue shares under the original ESPP as scheduled on February 28, 2007, delaying the issuance of shares until after it became current in its SEC reporting obligations. The Company also delayed the commencement of the next scheduled ESPP purchase period from March 1, 2007 to April 1, 2007. The modifications to the original ESPP resulted in additional stock-based compensation expense of $1.2 million in the three months ended March 31, 2007.

        The Company recorded $8.2 million and $8.9 million of stock-based compensation for the three months ended March 31, 2008 and 2007, respectively. The amount recorded in the three months ended March 31, 2008 includes $3.4 million of expense related to the cancellation of the original ESPP. These amounts are included as components of the following expense categories in the condensed consolidated statements of operations (in thousands):

	Three months ended March 31,
	2008	2007
Product cost of revenue	$186	$90
Service cost of revenue	1,148	582
Research and development	3,689	3,209
Sales and marketing	1,893	3,522
General and administrative	1,292	1,466

	$8,208	$8,869

        In addition, the Company included $0.2 million of stock-based compensation in inventory at both March 31, 2008 and December 31, 2007.

        At March 31, 2008, there was $50.2 million of unrecognized compensation cost related to share-based awards, which is expected to be recognized over a weighted average period of approximately three years. The Company estimates that it will record $0.3 million of additional compensation cost related to the Amended and Restated ESPP through August 31, 2008, the purchase date for the current offering period.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(11) STOCK-BASED COMPENSATION (Continued)

Valuation Assumptions

        The grant-date fair value of options to purchase common stock granted in the three months ended March 31, 2008 and 2007 was estimated using the Black-Scholes valuation model with the following assumptions:

	Three months ended March 31,
	2008	2007
Risk-free interest rate	2.75%	4.64%
Expected dividend yield	—	—
Expected volatility	70.94%	57.50%
Weighted average volatility	70.94%	57.50%
Expected life (years)	4.5	4.5

        Based on the above assumptions, the weighted average fair value of stock options granted during the three months ended March 31, 2008 and 2007 was $2.19 and $3.83, respectively.

        The fair value of the rights to purchase shares of common stock under the original ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:

Three months ended March 31,
	2008	2007
Risk-free interest rate	3.6%–5.1%	3.59%–5.10%
Expected dividend yield	—	—
Expected volatility	46%–79%	50.77%–79.12%
Expected life (years)	0.5–2.0	0.5–2.0

        Under the Company's Amended and Restated ESPP, the employee participant is not considered to have received a grant until the date of the stock purchase. The stock-based compensation expense related to the Amended and Restated ESPP is equal to the discount from the market price of the entity's shares.

        The risk-free interest rate used is the average U.S. Treasury Constant Maturities Rate for the expected term. The expected dividend yield of zero is based on the fact that the Company has never paid dividends and has no present intention to pay cash dividends. Expected volatility is based on a combination of historical and implied volatility; the Company believes that such a combination provides a more accurate estimate of the grant-date fair value because it is a more accurate indicator of the market's expectations regarding future volatility. The expected life for stock options is based on a combination of the Company's historical option patterns and exercise patterns within similar industries. The expected life for stock purchase rights under the original ESPP is based on the purchase periods defined within the original ESPP.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(11) STOCK-BASED COMPENSATION (Continued)

Stock Option and Restricted Stock Grant Activity

        The activity related to the Company's outstanding stock options during the three months ended March 31, 2008 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	38,769,859	$5.35
Granted	646,700	$3.80
Exercised	(65,136)	$2.58
Forfeited	(149,508)	$5.93
Expired	(221,353)	$5.28

Outstanding at March 31, 2008	38,980,562	$5.32	6.37	$1,092

Vested or expected to vest at March 31, 2008	37,311,547	$5.30	6.24	$1,087
Exercisable at March 31, 2008	26,476,284	$5.08	5.06	$1,056

        The total intrinsic value of stock options exercised during the three months ended March 31, 2008 was $0.1 million. There were no stock options exercised during the three months ended March 31, 2007.

        The activity related to the Company's nonvested restricted stock awards for the three months ended March 31, 2008 is as follows:

	Shares	Weighted Average Grant-date Fair Value
Nonvested balance at January 1, 2008	3,290,100	$5.86
Granted	—	—
Vested	(26,250)	$4.47
Forfeited	(32,600)	$5.64

Nonvested balance at March 31, 2008	3,231,250	$5.87

        The Company recorded stock-based compensation expense totaling $1.5 million and $0.5 million related to restricted stock awards in the three months ended March 31, 2008 and 2007, respectively.

(12) EMPLOYEE DEFINED CONTRIBUTION PLAN

        During the fourth quarter of fiscal 2007, the Company enhanced its 401(k) savings plan for employees by implementing a matching contribution of 50% of employee contributions, up to a maximum match of $3,000 per employee per year. In the first quarter of fiscal 2008, the Company's Board of Directors voted to increase the maximum match to $3,500 per employee effective January 1, 2008. The Company recorded expense related to its 401(k) savings plan of $0.6 million in the three months ended March 31, 2008.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(13) INCOME TAXES

        The Company provides for income taxes during interim periods based on the estimated effective tax rate for the full fiscal year. The Company records cumulative adjustments to the tax provision in an interim period in which a change in the estimated annual effective rate is determined.

        In June 2006, the FASB issued FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). Sonus adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of approximately $0.1 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the accumulated deficit. At March 31, 2008, the Company had $6.2 million of federal and state unrecognized tax benefits. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period.

        At March 31, 2008, the total amount of accrued interest and penalties was $91,000. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as various states and foreign jurisdictions. Generally, the tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which the Company and its subsidiaries are subject. The Company's federal net operating losses generated prior to 2003 could be adjusted on examination even though the year in which the loss was generated is otherwise closed by the statute of limitations. In 2006, the Massachusetts Department of Revenue ("Mass. DOR") commenced an examination of the Company's Massachusetts state income tax returns for 2002 and 2003. Sonus has extended the statute of limitations for the 2002 tax year to allow for additional time to complete this audit. As of March 31, 2008, the Mass. DOR had not proposed any significant adjustments to the Company's tax positions.

(14) MAJOR CUSTOMERS

        One customer contributed 35% and 43% of Sonus' revenue in the three months ended March 31, 2008 and 2007, respectively. No other customer contributed 10% or more of the Company's revenue in either period.

        At March 31, 2008 and December 31, 2007, one customer and two customers, respectively, each accounted for at least 10% of the Company's accounts receivable balance, representing totals of approximately 38% and 28%, respectively, of Sonus' accounts receivable balances. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Sonus maintains an allowance for doubtful accounts and such losses have been within management's expectations.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(15) GEOGRAPHIC AND OPERATING SEGMENT INFORMATION

        The Company's classification of revenue by geographic area is determined by the location of the Company's customers. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Three months ended March 31,
	2008	2007
United States	83%	83%
Japan	4	7
Other Asia Pacific	1	*
Europe, Middle East and Africa	11	6
Other	1	4

	100%	100%

    *
    Represents less than 1% of revenue.

(16) SETTLEMENT OF 2004 RESTATEMENT LITIGATION

        On November 7, 2007, Sonus reached an agreement to settle litigation against the Company and certain of its former and current officers alleging violations of federal securities laws in connection with the 2004 Restatement Litigation (see Note 17). Pursuant to the settlement, the Company agreed to pay $40.0 million to the shareholder classes in the case. On March 31, 2008, the United States District Court for the District of Massachusetts approved the settlement.

        At December 31, 2007, Sonus had $25.0 million of restricted cash in escrow related to the settlement. This amount is reported as Litigation settlement escrow in the condensed consolidated balance sheet at December 31, 2007. In January 2008, the Company's insurer placed an additional $15.0 million into the escrow account and remitted the remaining $328,000 available under the insurance policy directly to the Company. The total of $15.3 million was reported as Insurance receivable—litigation settlement in the Company's condensed consolidated balance sheet at December 31, 2007.

        The total of $40.0 million in funds that had been placed into the escrow account, plus interest earned since the funds were deposited, have been released to the plaintiffs effective March 31, 2008.

(17) CONTINGENCIES

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

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(17) CONTINGENCIES (Continued)

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

        On October 5, 2007, Vanessa Simmonds, a purported shareholder, filed a complaint in the Western District of Washington for recovery of short-swing profits under Section 16(b) of the Exchange Act against the underwriters in the IPO in 2000. On February 28, 2008, the plaintiff filed an amended complaint asserting substantially similar claims as set forth in the initial complaint. The amended complaint seeks recovery against the underwriters for profits they received from the sale of Sonus common stock in connection with the IPO. The Company was named as a nominal defendant but has no liability for the asserted claims. No Sonus officers or directors were named in the amended complaint. Sonus does not expect that this claim will have a material impact on its financial statements.

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

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(17) CONTINGENCIES (Continued)

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

2004 Restatement Litigation

        Beginning in February 2004, a number of purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts against Sonus and certain of its current officers and directors. On June 28, 2004, the court consolidated the claims. On December 1, 2004, the lead plaintiff filed a consolidated amended complaint. The complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act and Sections 11, 12(a), and 15 of the Securities Act, relating to the restatement of Sonus' financial results for 2001, 2002, and the first three quarters of 2003. Specifically, the complaint alleges that Sonus issued a series of false or misleading statements to the market concerning its revenues, earnings and financial condition. Plaintiffs contend that such statements caused the Company's stock price to be artificially inflated. The complaint seeks unspecified damages on behalf of a purported class of purchasers of the Company's common stock during the period from March 28, 2002 through March 26, 2004. On January 28, 2005, Sonus filed a motion to dismiss the Section 10(b) and 12(a) claims and joined the motion to dismiss the Section 11 claim filed by the individual defendants. On June 1, 2005, the court held a hearing on the motion and allowed the plaintiff to file an amended complaint. The plaintiff filed an amended complaint that included the same claims and substantially similar allegations as set forth in the initial complaint. On September 12, 2005, the defendants filed motions to dismiss this amended complaint. On December 10, 2005, the court held a hearing on the motions and took the matter under advisement. On May 10, 2006, the court issued an order granting the defendants' motions in part and

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(17) CONTINGENCIES (Continued)

denying the motions in part. The court dismissed the Section 12(a)(2) claims against all the defendants and the Section 10(b) and Section 11 claims against the individual defendants. The court denied the motions as to the Section 10(b) and Section 11 claims against Sonus and Section 15 claims against the individual defendants. On September 25, 2007, the Court granted the plaintiff's motion for class certification. As discussed in Note 16, on November 7, 2007, the Company and the plaintiff agreed to settle the litigation for $40 million. On March 31, 2008, the court approved the settlement.

Patent Litigation

        On June 14, 2006, C2 Communications sued AT&T, Inc., Verizon Communications, Inc., Qwest, Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing and Level 3 in the Eastern District of Texas, Marshall Division. C2 Communications has alleged that each of the defendants infringe U.S. Patent No. 6,243,373 entitled "Method and Apparatus for Implementing a Computer Network Internet Telephone System." Sonus has agreed, subject to certain conditions, to assume the defense of Qwest, Global Crossing and Level 3 in this litigation to the extent the claim results from their use of products purchased from Sonus. There can be no assurance that other defendants who have purchased Sonus products will not seek indemnification from Sonus. The court has scheduled the trial date for September 2008. Court-ordered mediation has been scheduled for May 29, 2008. Sonus believes that the defendants have substantial legal and factual defenses to the infringement claim, which the Company intends to pursue vigorously on behalf of the defendants for whom Sonus agrees or is required to assume defense of the litigation. However, there is no assurance any of the defendants will prevail in defending this action. There also can be no assurance that Sonus will not be required to indemnify any of the defendants from any judgment of infringement rendered against them. Sonus may be required to devote significant time and resources in connection with assuming the defense of the claim of infringement on behalf of the defendants for whom Sonus has agreed to assume defense of the litigation. An adverse outcome with respect to the claim and Sonus' indemnification could have a material adverse impact on Sonus' business, operating results and financial condition. Sonus cannot predict the ultimate outcome of this litigation or any potential impact on the Company's operating results or financial position. Sonus has incurred and expects to continue to incur significant legal and expert fees in connection with this litigation.

        On January 24, 2008, Sprint Communications sued two of the Company's customers, Broadvox and Nuvox, in the District of Kansas for patent infringement. By letter dated April 23, 2008, Broadvox requested that the Company assume the defense of the case on its behalf. The Company has agreed, subject to certain conditions, to assume the defense in this litigation on behalf of Broadvox to the extent the claims result from its use of Sonus products. There can be no assurance that the Company will not be required to indemnify Broadvox or Nuvox from any judgment of infringement rendered against them. Sonus cannot predict the ultimate outcome of this litigation or any potential impact on the Company's operating results or financial position.

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

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(17) CONTINGENCIES (Continued)

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

2006 Stock Option Accounting Litigation

        On November 14, 2006, a purported shareholder derivative lawsuit was filed in the United States District Court for the District of Massachusetts against Sonus and certain of its officers and directors, naming Sonus as a nominal defendant. Other purported shareholders filed virtually identical complaints. The suits claim that certain of Sonus' officers and directors breached their fiduciary duties to its stockholders and to Sonus in connection with its announced stock option review. The complaints are derivative in nature and do not seek relief from Sonus. However, Sonus has entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors and may be obligated throughout the pendency of these actions to advance payment of legal fees and costs incurred by the defendants pursuant to the Company's obligations under the indemnification agreements or applicable Delaware law. By order dated December 18, 2006, the Court consolidated the actions. The plaintiffs have filed a consolidated complaint. The defendants filed on March 19, 2007 a motion to dismiss the consolidated complaint. The Court held a hearing on July 11, 2007, and took the motion under advisement. On January 25, 2008, the Court issued an order granting the motion to dismiss. The Company cannot predict whether the plaintiff will appeal that order. On February 15, 2008, one of the plaintiffs in this case sent the company a shareholder demand letter, seeking the same relief sought in the derivative litigation that the Court dismissed. On March 25, 2008, the Company's Board of Directors rejected the demands set forth in the demand letter. The Company does not expect that the resolution of this claim will have a material impact on its financial statements.

        On January 19, 2007, a purported shareholder derivative lawsuit was filed in the Superior Court Department of Middlesex County of Massachusetts against certain of Sonus' directors and officers, also naming Sonus as a nominal defendant. Another purported shareholder filed a virtually identical complaint. The suits assert similar claims and seek relief similar to the derivative suits filed in federal court. On May 7, 2007, the plaintiffs filed a consolidated complaint. On June 6, 2007, the defendants moved to dismiss the consolidated complaint. The Court held a hearing on the motion on August 14, 2007 and took the matter under advisement. On November 12, 2007, the plaintiffs filed a motion to voluntarily dismiss the complaint without prejudice so plaintiffs could pursue an action in the Delaware Chancery Court to enforce their rights to inspect Sonus' books and records under Section 220 of the Delaware Code. The defendants opposed the motion. On December 7, 2007, the Court granted the motion to voluntarily dismiss the complaint without prejudice subject to plaintiffs' paying the defendants' reasonable legal fees within 30 days of the Court's order. The Court further ruled that the case would be dismissed with prejudice if the plaintiff did not pay the defendants' legal fees within 30 days. Accordingly, on January 8, 2008, the defendants requested entry of judgment for dismissal with prejudice. The plaintiffs have opposed the request. On January 16, 2008, the Court issued an order allowing the request and dismissing the case with prejudice. On February 5, 2008, the plaintiff filed a notice of appeal of that order. The plaintiff subsequently notified the Company of its intent to dismiss the appeal and, on April 23, 2008, the appeals court dismissed the appeal with prejudice.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(17) CONTINGENCIES (Continued)

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

IRS Employment Tax Audit

        The Internal Revenue Service ("IRS") notified the Company that its payroll tax returns for the years ended December 31, 2004, 2005 and 2006 had been selected for audit in connection with its stock option review. In connection with the restatement of its financial statements, Sonus had recorded approximately $1.6 million of accrued liabilities for additional federal and state payroll tax, penalties and interest related to adjustments resulting from errors in stock option accounting. In April 2008, the Company reached an agreement with the IRS and paid $496,000 to settle this audit. As a result of this settlement, the Company reduced its liability estimate by $0.9 million at March 31, 2008.

Employment Litigation

        On February 19, 2008, James Collier, Sonus' former Vice President of Sales, filed a complaint against the Company in federal district court in the District of New Jersey. The complaint alleges that the Company breached Mr. Collier's employment agreement by failing to pay severance in the amount of $600,000 and provide benefits claimed to be owed under the employment agreement. The Company believes that Mr. Collier was properly terminated for cause and therefore is not owed any severance or other benefits under the employment agreement. On March 17, 2008, the Company filed its answer denying Mr. Collier's claims. The Company intends to defend the case vigorously. The Company may incur significant legal fees in defending this claim and there is no assurance as to the ultimate outcome of the litigation.

(18) SUBSEQUENT EVENT

        On April 18, 2008, the Company completed the acquisition of Atreus Systems, Inc. ("Atreus"), a privately-held company with its principal office located in Ottawa, Canada. Atreus is a leading supplier of service provisioning software for Voice over IP ("VoIP") and IP Multimedia Subsystem ("IMS")-based services. In consideration, the Company paid the selling stockholders $4.8 million and incurred $0.1 million of transaction reimbursement costs. The Company believes that the addition of Atreus solutions to the Sonus Access portfolio will allow Sonus to provide comprehensive integration services for operators' growing IP-service portfolios. The financial results of Atreus will be included in the Company's condensed consolidated financial statements for the periods subsequent to the date of acquisition.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are subject to a number of risks and uncertainties. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and ourselves, and we do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including the factors set forth in Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Acquisition of Zynetix Limited

        In connection with the acquisition of Zynetix Limited ("Zynetix"), completed on April 13, 2007, the share purchase agreement, as amended, also includes two additional potential payments to the selling shareholders: (1) £1,500,000 payable on December 31, 2008 (U.S. $3.0 million at March 31, 2008); and (2) 175,000 shares of our common stock deliverable on April 30, 2009, both contingent upon the business achieving certain predetermined financial and business metrics related to revenue, operating expenses and customer trials. The operating results of Zynetix have been included in our condensed consolidated financial statements for the period subsequent to its acquisition.

Stock-Based Compensation

        We recorded $8.2 million and $8.9 million of stock-based compensation in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007, respectively. These amounts are included in the following expense categories (in thousands):

	Three months ended March 31,
	2008	2007
Product cost of revenue	$186	$90
Service cost of revenue	1,148	582
Research and development	3,689	3,209
Sales and marketing	1,893	3,522
General and administrative	1,292	1,466

	$8,208	$8,869

        In addition, we included $0.2 million of stock-based compensation in inventory at March 31, 2008 and December 31, 2007.

        On January 25, 2008, our Board of Directors approved the Amended and Restated Employee Stock Purchase Plan ("ESPP"). Effective March 1, 2008, the Amended and Restated ESPP eliminates the original ESPP's two year offering periods comprised of four six-month purchase periods. The Amended and Restated ESPP provides for a six-month offering period commencing with the March 1, 2008 purchase period. The purchase price of the stock is equal to 85% of the market price on the last day of the offering period. The Amended and Restated ESPP resulted in the cancellation of future purchases under current offering periods of the original ESPP and accelerated recognition of unamortized expense related to those future purchases. We recorded $4.1 million of stock-based compensation expense for the period from January 1, 2008 through February 29, 2008 related to the original ESPP, including $3.4 million related to the cancellation of future purchases, and $0.1 million of stock-based compensation expense for the period from March 1, 2008 through March 31, 2008 related to the Amended and Restated ESPP.

        During December 2006, in order to remedy the unfavorable personal tax consequences for those who had not exercised stock options after December 31, 2005 subject to Section 409A, we entered into agreements with our directors and executive officers who were subject to the disclosure requirements of Section 16 of the Securities Exchange Act of 1934 under which they agreed to waive cash payment or restricted stock from us for the difference in exercise price of certain stock options affected by the stock option review. This agreement resulted in additional stock-based compensation expense of $1.2 million in the three months ended March 31, 2007.

        We could not issue any securities under our registration statement on Form S-8 until we became current in our SEC reporting obligations for filing our periodic reports under the Exchange Act. Consequently, during the first quarter of 2007, we extended the contractual terms of approximately

833,000 vested stock options held by former executives and other former employees. We accounted for the modifications to extend the contractual term of the awards for former employees in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-based Payment ("SFAS 123R"). Based on the guidance in SFAS 123R and related Financial Accounting Standards Board ("FASB") Staff Positions, after the modification those stock options held by former employees became subject to the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. As a result, certain of those stock option awards were reclassified as liability awards within current liabilities. Accordingly, at the end of each reporting period, we determined the fair value of those awards utilizing the Black-Scholes valuation model and recognized any change in fair value in our Condensed Consolidated Statement of Operations in the period of change until the awards were exercised, expired or were otherwise settled. As a result of these modifications, we recorded additional stock-based compensation expense of $3.6 million in the three months ended March 31, 2007. We also recorded Other expense of $0.7 million in the three months ended March 31, 2007 as a result of changes in the fair value of the liability awards. All of the stock options related to these liability awards had either expired or were settled by December 31, 2007.

        During the first quarter of 2007, as a result of our inability to issue any securities under our registration statement on Form S-8, we extended the contractual terms of approximately 185,000 vested stock options held by current employees which were due to expire. We accounted for the modifications to extend the contractual term of the awards for current employees in accordance with SFAS 123R, and recorded additional stock-based compensation expense of $0.8 million in the three months ended March 31, 2007.

        We were unable to issue shares under our ESPP as scheduled on February 28, 2007, delaying the issuance of shares until after we became current in our SEC reporting obligations. We also delayed the commencement of the next scheduled ESPP period from March 1, 2007 to April 1, 2007. The modifications to the ESPP resulted in additional stock-based compensation expense of $1.2 million in the three months ended March 31, 2007.

Fair Value of Financial Instruments

        We adopted SFAS 157 as of January 1, 2008 for financial assets and financial liabilities. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 outlines a valuation framework and creates a fair value hierarchy using the following three levels:

  Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the company has the ability to access at the measurement date.

  Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

  Level 3—Unobservable inputs that reflect the company's assumptions about the assumptions that market participants would use in pricing the asset or liability. The company develops these inputs based on the best information available, including its own data.

        We disclosed the fair value of our financial instruments that are required to be remeasured at March 31, 2008 in a table in Note 10 to our condensed consolidated financial statements. Our available-for-sale equity securities are marked to market at each measurement date, based on quoted sales prices on the stock exchange on which the shares are traded.

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

  •
  Acquisitions;

  •
  Goodwill and purchased intangible assets; and

  •
  Accounting for income taxes.

        For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the SEC on March 6, 2008. There were no significant changes to the Company's critical accounting policies during the three months ended March 31, 2008.

Results of Operations

Three Months Ended March 31, 2008 and 2007

        Revenue.    Revenue for the three months ended March 31, 2008 and 2007 was as follows (in thousands):

	Three months ended March 31,
	2008	2007
Product	$50,984	$51,627
Service	23,039	19,519

Total revenue	$74,023	$71,146

        Product revenue is comprised of sales of our voice infrastructure products, including our GSX9000™ and GSX4000™ Open Services Switches, NBS Network Border Switch, PSX Call Routing Server, SGX Signaling Gateway, ASX Feature Server, the Sonus Insight™ Management System and related product offerings. Product revenue for the three months ended March 31, 2008 decreased $0.6 million, or 1.2%, compared to the same period in the prior year.

        Service revenue is primarily comprised of hardware and software maintenance and support, network design, installation and other professional services. Service revenue increased 18.0% in the three months ended March 31, 2008, compared to the same prior year period. The increase in the current period is primarily attributable to higher maintenance revenue related to our growing installed base, as well as the timing of cash collections from a customer for whom revenue is recognized as cash is collected.

        AT&T contributed more than 10% of our revenue in both the three months ended March 31, 2008 and 2007. There were no other customers that contributed more than 10% of our revenue in either period.

        International revenue was approximately 17% of revenue for both three month periods ended March 31, 2008 and 2007. We expect that international revenue will fluctuate as a percentage of revenue from quarter to quarter.

        Our deferred product revenue was $47.3 million and $44.1 million at March 31, 2008 and December 31, 2007, respectively. Our deferred service revenue was $60.6 million and $55.1 million at March 31, 2008 and December 31, 2007, respectively. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights, customer creditworthiness and maintenance revenue deferrals included in multiple element arrangements.

        Cost of Revenue/Gross Profit.    Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs and inventory obsolescence.

        Our cost of revenue and gross profit as a percentage of revenue for the three months ended March 31, 2008 and 2007 were as follows (in thousands, except percentages):

	Three months ended March 31,
	2008	2007
Cost of revenue
Product	$16,820	$17,082
Service	11,075	8,579

Total cost of revenue	$27,895	$25,661

Gross profit margin (% of respective revenue)
Product	67.0%	66.9%
Service	51.9%	56.0%
Total gross profit margin	62.3%	63.9%

        The slight increase in product gross profit as a percentage of revenue ("product gross margin") was primarily due to product mix. The decrease in service gross profit as a percentage of service revenue ("service gross margin") was primarily due to increased personnel costs to support our global expansion efforts, as well as higher stock-based compensation costs of $0.6 million in the three months ended March 31, 2008. Our service cost of revenue is relatively fixed in advance of any particular quarter and therefore, changes in service revenue will have a significant impact on service gross margins. We believe that our gross margin over time will remain in our long-term financial model of 58% to 62%.

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $20.5 million for the three months ended March 31, 2008, an increase of $1.8 million, or 9.6%, from $18.7 million in the same prior year period. The current year increase primarily reflects a $1.3 million increase in salary and related expenses associated with increased headcount and stock-based compensation, as well as $0.4 million of increased consulting costs. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluation inventory and other marketing and sales support expenses. Sales and marketing expenses were $18.9 million for the three months ended March 31, 2008, a decrease of $4.1 million, or 17.8%, compared to $23.0 million in the three months ended March 31, 2007. The current period decrease is primarily attributable to lower commission and stock-based compensation expense, coupled with a decrease in evaluation equipment costs. In the three months ended March 31, 2007, commission expense included certain orders received in fiscal 2006 that were recognized in 2007 at an accelerated commission rate. Lower stock-based compensation costs accounted for $1.6 million of the decrease in sales and marketing expenses in the three months ended March 31, 2008, compared to the same prior year period.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses were $10.0 million for the three months ended March 31, 2008, a decrease of $4.1 million, or 28.9%, compared to $14.1 million in the three months ended March 31, 2007. The decrease in the current year period is primarily attributable to the recognition of $4.2 million of stock option review costs in the three months ended March 31, 2007. Lower stock-based compensation expense accounted for $0.2 million of the decrease in general and administrative expenses in the three months ended March 31, 2008, compared to the same prior year period. These amounts were partially offset by a $0.4 million increase in legal costs associated with litigation in the three months ended March 31, 2008, compared to the prior year quarter.

        Interest Income, net.    Interest income, net of interest expense, was $3.9 million in the three months ended March 31, 2008, compared to $4.6 million in the three months ended March 31, 2007. Interest income consists of interest earned on our cash equivalents, marketable securities and long-term investments. Interest expense in the current year primarily relates to interest on capital lease obligations. The reduction in interest income, net, in the current year period is primarily the result of lower interest rates.

        Other Income (Expense), net.    We recorded $0.4 million of other income in the three months ended March 31, 2008 as a change in estimate to our loss contingency related to the settlement of an employment tax audit by the Internal Revenue Service ("IRS"). We recorded $0.7 million of other expense in the three months ended March 31, 2007, to reflect the change in fair value of stock options modified subsequent to the departure of the former employees who are the optionees affected.

        Income Taxes.    We provide for income taxes during interim periods based on the estimated effective tax rate for the full fiscal year, and record a cumulative adjustment to the tax provision in an interim period in which a change in the estimated annual effective tax rate is determined. Our effective tax rate, including discrete items, was 44.5% and 37.7%, for the three months ended March 31, 2008 and 2007, respectively. The increase in our effective tax rate for the three months ended March 31, 2008 over the statutory federal and state rates is primarily attributable to permanent nondeductible stock-based compensation expense. In addition, our effective tax rate for the first quarter of 2008 does not include any benefit related to the federal research and development tax credit, as this tax law expired at the end of 2007.

        The income tax provision of $0.5 million in the three months ended March 31, 2008 primarily reflects a current provision for federal, state and foreign taxes. The income tax benefit of $2.4 million in the three months ended March 31, 2007 primarily reflects a current benefit for federal, state and foreign taxes.

Off-balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

        At March 31, 2008, our cash, cash equivalents, marketable securities and long-term investments totaled $407.6 million.

        Our operating activities used $10.5 million of cash in the three months ended March 31, 2008, compared to $7.0 million provided by operating activities in the same prior year period. Net income and adjustments for non-cash items including stock-based compensation, depreciation and amortization of property and equipment and purchased intangible assets and deferred income taxes provided $12.5 million of cash. These non-cash adjustments were further benefited from decreases in accounts receivable and other operating assets, as well as an increase in deferred revenue. These amounts were offset by the release of the $25.0 million in Litigation settlement escrow to the plaintiffs, as well as lower levels of accrued expenses, deferred rent and accrued restructuring expenses, and accounts payable, as well as an increase in inventory. The lower accounts receivable levels are the result of our focused efforts on cash collections in the first quarter of 2008. On March 31, 2008, our proposed litigation settlement was approved by the court. Accordingly, the amounts that had been placed into escrow by us and our insurer were released to the plaintiff, and we eliminated the related liability and insurance receivable included in our condensed consolidated balance sheet at December 31, 2007. As a result, our cash flows from operating activities were negatively affected by the release at March 31, 2008 of the $25.0 million we had previously placed into an escrow account. The decrease in accrued expenses, deferred rent and accrued restructuring expenses is primarily attributable to lower employee compensation and related costs, including reductions for the payment of bonuses to our executives and employees under our bonus programs, the completion of an employee stock purchase under our original ESPP, lower ESPP withholdings under the Amended and Restated ESPP and accrued royalties.

        Cash provided by operating activities in the three months ended March 31, 2007 came from non-cash adjustments to our net loss for stock-based compensation, deferred income taxes, depreciation and amortization of property and equipment and the increase in the fair value of modified stock options held by former employees. These non-cash adjustments were further benefited from decreases in accounts receivable and other operating assets, as well as higher accounts payable. These amounts were partially offset by decreases in accrued expenses, deferred rent and accrued restructuring expenses and deferred revenue, coupled with higher inventory levels.

        Our investing activities provided $68.4 million of cash in the three months ended March 31, 2008, primarily comprised of $45.1 million of net maturities of marketable securities and long-term investments and $25.0 million related to the release at March 31, 2008 of the $25.0 million in the litigation settlement escrow account as a result of the court's approval of the settlement agreement and the release of those funds to the plaintiffs. These amounts were partially offset by $1.7 million of investments in property and equipment. Our investing activities provided $2.3 million of cash in the three months ended March 31, 2007, primarily comprised of $4.0 million of net maturities of marketable securities and long-term investments, partially offset by $1.7 million of investments in property and equipment.

        Our financing activities provided $2.4 million of cash in the three months ended March 31, 2008, including $2.2 million of proceeds from the sale of common stock in connection with our ESPP and $0.3 million of proceeds from the exercise of stock options. These proceeds were partially offset by $61,000 used for payments on our capital leases for office equipment and $37,000 used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting. Our financing activities used $230,000 of cash in the three months ended March 31, 2007, of which $189,000 was used to pay withholding obligations related to the net share settlement in December 2006 of a restricted stock award and $41,000 was used to pay long-term liabilities related to capital leases for office equipment. Due to the stock option review and related restatement in the first half of 2007, we were unable to issue shares of our common stock through either the ESPP or to allow any exercises of outstanding options to purchase our common stock during the quarter.

        Based on our current expectations, we believe our cash, cash equivalents, marketable debt securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months, including consideration and transaction costs aggregating $4.9 million in connection with our April 18, 2008 acquisition of Atreus Systems, Inc. It is difficult to predict future liquidity requirements with certainty, and the rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing operations, to improve our internal control environment and for other general corporate activities, as well as to vigorously defend against existing and potential litigation. See Note 17 to our condensed consolidated financial statements.

Recent Accounting Pronouncements

        In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 also amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments ("SFAS 107"), to clarify that derivative instruments are subject to SFAS 107's concentration-of-credit risk disclosures. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, and entities are encouraged, but not required, to provide comparative disclosures for earlier periods. The adoption of SFAS 161 will not affect our consolidated financial statements or financial condition, but may require additional disclosures if we enter into derivative and hedging activities.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141R"), which revises SFAS No. 141. SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008; early adoption is not permitted. The adoption of SFAS 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. SFAS 159 establishes presentation and disclosure requirements, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 became effective for fiscal years beginning after November 15, 2007. We did not elect to apply the fair value option under SFAS 159 to any instrument at March 31, 2008.

        In September 2006, the FASB issued SFAS 157, which provides a single definition of fair value, along with a framework for measuring it, and requires additional disclosure about using fair value to measure assets and liabilities. SFAS 157 emphasizes that fair value measurement is market-based, not entity-specific, and establishes a fair value hierarchy in which the highest priority is quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed according to their level within this hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice in certain ways, including requiring entities to include their own credit standing when measuring their liabilities. SFAS 157 became effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The nonfinancial assets and nonfinancial liabilities to which SFAS 157 was not applied for the three months ended March 31, 2008 are included under the captions Property and equipment, net; Purchased intangible assets, net; and Goodwill in our condensed consolidated balance sheets. The partial adoption of SFAS 157 for financial assets and financial liabilities did not impact our consolidated results of operations or financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We do not believe that a hypothetical 10% adverse movement in interest rates and foreign currency exchange rates would have a materially different impact than what was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act"), as of March 31, 2008. The term "disclosure controls and procedures," as defined in Rule 13a-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

        In our management's Report on Internal Control over Financial Reporting filed with our Annual Report on Form 10-K for the year ended December 31, 2007, we reported material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). During the quarter ended March 31, 2008, we continued to design enhancements to our controls and implemented a limited number of changes to address the reported material weaknesses. As a result of these material weaknesses, which were not remediated as of March 31, 2008, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2008.

Changes in Internal Control over Financial Reporting

        Listed below are the changes to our internal control over financial reporting during the quarter ended March 31, 2008, organized by reference to the material weakness to which they relate.

Inadequate financial statement preparation and review procedures:

  •
  We have dedicated specific resources within the finance and information technology organizations to assess and manage modifications to activities leading to the assimilation, processing and recording of transactions.

Inadequate controls over the accounting for stock-based compensation:

  •
  We have further refined the processes and review procedures associated with stock-based compensation and the related accounting treatment.

        In addition, we will continue to design and implement additional policies, procedures and controls as required during the remediation of our reported material weaknesses.

        Except as described above, there was no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        We are a party to the legal proceedings described in part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material developments with respect to the legal proceedings during the quarter ended March 31, 2008 other than as set forth below.

        On November 7, 2007, we and the plaintiff in the 2004 Restatement Litigation agreed to a settlement in the amount of $40.0 million. On March 31, 2008, the United States District Court for the District of Massachusetts approved the settlement.

        On March 25, 2008, our Board of Directors rejected the demands set forth in a shareholder demand letter dated February 15, 2008 submitted by one of the plaintiffs in the derivative litigation dismissed by the court on January 25, 2008.

        On March 17, 2008, we filed our answer denying the claims asserted by James Collier, our former Vice President of Sales, in a complaint filed in United States District Court for the District of New Jersey.

        By letter dated April 23, 2008, Broadvox requested that we assume the defense of patent litigation filed by Sprint against Broadvox. We have agreed, subject to certain conditions, to assume the defense of Broadvox in this litigation to the extent the claims result from its use of Sonus products.

        On April 23, 2008, the appeals court dismissed the plaintiff's appeal of the lower court's dismissal of the plaintiff's shareholder derivative claim filed in Massachusetts Superior Court.

        A court-ordered mediation in the C2 patent litigation has been scheduled for May 29, 2008.

        For a more detailed discussion of our legal proceedings, please see Note 17 to our condensed consolidated financial statements.

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

        To date, we have shipped our products to a limited number of customers. We expect that in the foreseeable future, the majority of our revenues will continue to depend on sales of our products to a limited number of customers. One customer contributed approximately 35% of our revenue in the three months ended March 31, 2008. One customer contributed approximately 32% of our revenue in fiscal 2007. Three customers each contributed more than 10% of our revenue in fiscal 2006, or approximately 43% of our revenue in the aggregate. Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by:

  •
  acquisitions of or by our customers;

  •
  customer unwillingness to implement our new voice infrastructure products;

  •
  potential customer concerns with selecting an emerging telecommunications equipment vendor;

  •
  delays or difficulties that we may incur in completing the development and introduction of our planned products or product enhancements;

  •
  deterioration in the general financial condition of service providers or inability to raise capital;

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

        International revenues approximated $12 million in the three months ended March 31, 2008, and $85 million and $78 million in fiscal 2007 and fiscal 2006, respectively, and we intend to expand our sales in international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues. We have limited experience marketing, distributing and supporting our products internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including:

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

        We have been named as a defendant in a number of securities class action and derivative lawsuits. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these lawsuits. Defending against existing and potential litigation may require significant attention and resources of management. Regardless of the outcome, such litigation will result in significant legal expenses. On November 7, 2007, the Company and the plaintiff in the 2004 Restatement Litigation agreed to a settlement in the amount of $40.0 million. The settlement was approved by the court on March 31, 2008. If our defenses in any of our pending litigation are ultimately unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could have a material adverse effect on our business, results of operations and financial position.

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

        From August 9, 2006 through August 2, 2007, we were not current in our SEC filings. In addition, our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 was due February 29, 2008 and was not filed until March 6, 2008. If we are unable to remain current in our SEC filings, we will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and we will not be able to make offerings pursuant to existing registration statements (including registration statements on Form S-8 covering employee stock plans), or pursuant to certain "private placement" rules of the SEC under Regulation D to any purchasers not qualifying as "accredited investors." In addition, our affiliates will not be able to sell our securities pursuant to Rule 144 under the Securities Act. Finally, we will not be eligible to use a "short form" registration statement on Form S-3 until September 1, 2008 and we have lost our status as a "well known seasoned issuer," including the registration advantages associated with such status. These restrictions may impair our ability to raise capital in the public markets should we desire to do so, and to attract and retain key employees.

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

        We have incurred significant losses since inception and, at March 31, 2008, had an accumulated deficit of $751.4 million. Although we achieved profitability on an annual basis in fiscal 2006, fiscal 2005 and fiscal 2004, we have incurred a net loss in certain quarters and in fiscal 2007 and may incur additional losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

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

  •
  network performance penalties.

Changes in our business strategy related to product and maintenance offerings and pricing could affect vendor specific objective evidence ("VSOE") and revenue recognition.

        Our business strategy and competition within the industry could exert pricing pressure on our maintenance offerings. Changes in our product or maintenance offerings/packages and related pricing could affect VSOE and require us to reestablish VSOE for some or all of our product or service offerings. If we are required to reestablish VSOE on any of our products or services, we could be required to defer revenue recognition with an impact on the amount of revenue recognized in a reporting period.

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

        On June 14, 2006, C2 Communications sued AT&T, Inc., Verizon Communications, Inc., Qwest, Bellsouth, Sprint Nextel Corporation, Global Crossing and Level 3 in the Eastern District of Texas, Marshall Division. C2 Communications has alleged that each of the defendants infringe U.S. Patent No. 6,243,373 entitled "Method and Apparatus for Implementing a Computer Network Internet Telephone System." We have agreed, subject to certain conditions, to assume the defense of Qwest, Global Crossing and Level 3 in this litigation to the extent the claim results from their use of products purchased from us. There can be no assurance that other defendants who have purchased our products will not seek indemnification from us. On December 3, 2007, the Court held a pre-trial, or Markman hearing, on the claim construction of the patent. The court has scheduled the trial date for September 2008. Court-ordered mediation has been scheduled for May 29, 2008. We believe that the defendants have substantial legal and factual defenses to the infringement claim, which we intend to pursue vigorously on behalf of the defendants for whom we agree or are required to assume defense of the litigation. However, there is no assurance any of the defendants will prevail in defending this action. There also can be no assurance that we will not be required to indemnify any of the defendants from any judgment of infringement rendered against them. We may be required to devote significant time and resources in connection with assuming the defense of the claim of infringement on behalf of the defendants for whom we have agreed to assume defense of the litigation. An adverse outcome with respect to the claim and our indemnification could have a material adverse impact on our business, operating results and financial condition.

        On January 24, 2008, Sprint Communications sued two of our customers, Broadvox and Nuvox, in the District of Kansas for patent infringement. There also can be no assurance that we will not be required to indemnify them from any judgment of infringement rendered against them.

Any investments or acquisitions we make could disrupt our business and seriously harm our financial condition.

        On April 13, 2007, we acquired Zynetix, designers of innovative GSM infrastructure solutions. On April 18, 2008, we acquired Atreus Systems, Inc., a developer of service provisioning software for VoIP and IMS-based services. We intend to continue investing in, or acquiring, complementary products, technologies or businesses. In the event of future investments or acquisitions, we could:

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

        Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Our payroll tax returns were selected for audit in connection with our stock option review and we settled this audit in the first quarter of 2008. In addition, we are subject to the potential for examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these potential examinations will not have an adverse effect on our operating results and financial condition.

Our stock price has been and may continue to be volatile.

        The market for technology stocks has been and will likely continue to be volatile. The following factors could cause the market price of our common stock to fluctuate significantly:

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We have not announced any currently effective authorization to repurchase shares of our common stock. However, upon vesting of restricted stock awards, employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. The following table summarizes repurchases of our common stock during the first quarter of fiscal 2008, which represent shares returned to satisfy tax withholding obligations:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2008 to January 31, 2008	—	—	—	—
February 1, 2008 to February 29, 2008	9,583	$3.83	—	—
March 1, 2008 to March 31, 2008	—	—	—	—

Total	9,583	$3.83	—	—

Item 6.    Exhibits

Exhibit Number	Description
10.1	Nonstatutory Stock Option Agreement Granted Under 2007 Stock Incentive Plan.
10.2	Award of Restricted Stock and Restricted Stock Agreement Under the 2007 Stock Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2008	SONUS NETWORKS, INC.
	By:	/s/ RICHARD J. GAYNOR Richard J. Gaynor Chief Financial Officer (Principal Financial Officer)
	By:	/s/ PAUL K. MCDERMOTT Paul K. McDermott Vice President of Finance, Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Nonstatutory Stock Option Agreement Granted Under 2007 Stock Incentive Plan.
10.2	Award of Restricted Stock and Restricted Stock Agreement Under the 2007 Stock Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.