Form 10-Q
period 2008-06-30
SONUS NETWORKS INC
filed 2008-08-11
CIK 1105472

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

        As of July 31, 2008, there were 271,205,633 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2008
TABLE OF CONTENTS

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

SONUS NETWORKS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$143,730	$118,933
Marketable securities	174,935	207,088
Accounts receivable, net of allowance for doubtful accounts of $919 and $474 at June 30, 2008 and December 31, 2007, respectively	79,387	84,951
Inventory	44,767	45,560
Deferred income taxes	22,675	30,683
Litigation settlement escrow	—	25,000
Insurance receivable—litigation settlement	—	15,328
Other current assets	19,542	18,842

Total current assets	485,036	546,385
Property and equipment, net	18,337	18,459
Intangible assets, net	4,276	2,607
Goodwill	6,968	8,397
Investments	79,109	66,568
Deferred income taxes	49,281	49,296
Other assets	6,325	2,338

Total assets	$649,332	$694,050

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,633	$17,379
Accrued expenses	27,657	39,980
Litigation settlement liability	—	40,000
Current portion of deferred revenue	74,703	82,743
Current portion of long-term liabilities	937	1,079

Total current liabilities	115,930	181,181
Deferred revenue	19,875	16,462
Deferred income taxes	759	760
Long-term liabilities	2,558	2,061

Total liabilities	139,122	200,464

Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized; 273,501,543 and 272,565,951 shares issued; 271,204,633 and 270,269,041 shares outstanding at June 30, 2008 and December 31, 2007, respectively	274	273
Additional paid-in capital	1,259,656	1,244,232
Accumulated deficit	(751,228)	(751,920)
Accumulated other comprehensive income	1,775	1,268
Treasury stock, at cost; 2,296,910 common shares	(267)	(267)

Total stockholders' equity	510,210	493,586

Total liabilities and stockholders' equity	$649,332	$694,050

See notes to condensed consolidated financial statements (unaudited).

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue:
Product	$62,403	$52,171	$113,387	$103,798
Service	25,488	23,322	48,527	42,841

Total revenue	87,891	75,493	161,914	146,639

Cost of revenue:
Product	18,309	23,561	35,129	40,643
Service	11,476	9,563	22,551	18,142

Total cost of revenue	29,785	33,124	57,680	58,785

Gross profit	58,106	42,369	104,234	87,854

Operating expenses:
Research and development	18,397	22,350	38,895	41,048
Sales and marketing	19,371	21,219	38,312	44,269
General and administrative	12,770	14,202	22,767	28,264
Impairment of intangible assets and goodwill	3,630	—	3,630	—

Total operating expenses	54,168	57,771	103,604	113,581

Income (loss) from operations	3,938	(15,402)	630	(25,727)
Interest expense	(32)	(79)	(53)	(83)
Interest income	3,236	4,522	7,205	9,146
Other income (expense), net	6	(256)	385	(936)

Income (loss) before income taxes	7,148	(11,215)	8,167	(17,600)
Income tax benefit (provision)	(7,022)	4,239	(7,475)	6,646

Net income (loss)	$126	$(6,976)	$692	$(10,954)

Net income (loss) per share:
Basic	$0.00	$(0.03)	$0.00	$(0.04)
Diluted	$0.00	$(0.03)	$0.00	$(0.04)
Shares used in computing net income (loss) per share:
Basic	271,150	259,786	270,870	259,777
Diluted	273,710	259,786	272,422	259,777

See notes to condensed consolidated financial statements (unaudited).

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$692	$(10,954)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	6,366	6,351
Amortization of intangible assets	534	141
Stock-based compensation	13,180	23,486
Impairment of intangible assets and goodwill	3,630	—
Deferred income taxes	7,849	5,645
Increase in fair value of modified stock options held by former employees	—	936
Changes in operating assets and liabilities:
Accounts receivable	6,112	(1,261)
Inventory	(2,428)	(10,579)
Insurance receivable—litigation settlement	15,328	—
Other operating assets	2,806	(5,693)
Accounts payable	(6,312)	6,541
Accrued expenses, deferred rent and accrued restructuring expenses	(15,499)	(6,901)
Litigation settlement liability	(40,000)	—
Deferred revenue	(5,473)	(7,377)

Net cash provided by (used in) operating activities	(13,215)	335

Cash flows from investing activities:
Purchases of property and equipment	(4,360)	(7,138)
Business acquisitions	(4,996)	(8,825)
Purchases of available-for-sale marketable securities	(45,986)	(36,008)
Sale/maturities of available-for-sale marketable securities	61,697	38,158
Purchases of held-to-maturity marketable securities	(123,851)	(138,551)
Maturities of held-to-maturity marketable securities	128,215	170,000
Decrease in litigation settlement escrow	25,000	—
Decrease in restricted cash	—	261

Net cash provided by investing activities	35,719	17,897

Cash flows from financing activities:
Sale of common stock in connection with employee stock purchase plan	2,213	—
Proceeds from exercise of stock options	413	—
Repayment of notes payable to Zynetix Limited former shareholders	—	(335)
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(95)	(300)
Principal payments of capital lease obligations	(106)	(73)

Net cash provided by (used in) financing activities	2,425	(708)

Effect of exchange rate changes on cash and cash equivalents	(132)	(113)

Net increase in cash and cash equivalents	24,797	17,411
Cash and cash equivalents, beginning of period	118,933	44,206

Cash and cash equivalents, end of period	$143,730	$61,617

Supplemental disclosure of cash flow information:
Interest paid	$53	$23
Income taxes paid	$755	$1,886
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$787	$267
Property and equipment acquired under capital lease	$1,083	$—

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

        The Company operates in a single segment. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. To date, the chief operating decision maker has made such decisions and assessed performance at the company level, as one segment. The Company's chief operating decision maker is its President and Chief Executive Officer.

Use of Estimates and Judgments

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these financial statements include revenue recognition for multiple element arrangements, allowances for doubtful accounts, estimated fair value of investments, inventory reserves, expected future cash flows used to evaluate the recoverability of long-lived assets, restructuring and other related charges, contingencies associated with revenue contracts, assumptions used to determine the fair value of stock-based compensation, assumptions used to determine the fair value of intangible assets, contingent liabilities and recoverability of Sonus' net deferred tax assets and related valuation allowance estimate. Sonus regularly assesses these estimates and records changes in estimates in the

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(1) BASIS OF PRESENTATION (Continued)

period in which they become known. Sonus bases its estimates on historical experience and other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Principles of Consolidation

        The accompanying condensed consolidated financial statements include the accounts of Sonus and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Recent Accounting Pronouncements

        In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 also amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments ("SFAS 107"), to clarify that derivative instruments are subject to SFAS 107's concentration-of-credit risk disclosures. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, and entities are encouraged, but not required, to provide comparative disclosures for earlier periods. The adoption of SFAS 161 will not affect the Company's consolidated financial statements or financial condition, but may require additional disclosures if the Company enters into derivative and hedging activities.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141R"), which revises SFAS No. 141. SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008; early adoption is not permitted. The adoption of SFAS 141R will affect the Company's accounting for business combinations once adopted, but the effect will be dependent upon acquisitions at that time.

(2) REVENUE RECOGNITION

        Sonus' products are primarily marketed based on the software elements contained therein. In addition, hardware sold by Sonus generally cannot be used apart from the software. Therefore, Sonus considers its principal products to be software-related. Sonus recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable and collectibility of the related receivable is probable under customary payment terms. When Sonus has future obligations, including a requirement to deliver additional elements which are essential to the functionality of the delivered elements or for which vendor-specific objective evidence of fair value ("VSOE") does not exist or when customer acceptance is required, Sonus defers revenue recognition and related costs until those obligations are satisfied.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(2) REVENUE RECOGNITION (Continued)

        Many of the Company's sales involve complex multiple-element arrangements. When a sale includes multiple elements, such as products, maintenance and/or professional services, Sonus recognizes revenue using the residual method. Revenue associated with elements for which VSOE has been established is recorded based on the VSOE value; revenue associated with any undelivered elements that are not essential to the functionality of the product and for which VSOE has been established is deferred based on the VSOE value and any remaining arrangement fee is then allocated to, and recognized as, product revenue. VSOE is determined based upon the price charged when the same element is sold separately or the price established by management having the relevant pricing authority. If Sonus cannot establish VSOE for each undelivered element, including specified upgrades, it defers revenue on the entire arrangement until VSOE for all undelivered elements is known or all elements are delivered and all other revenue recognition criteria are met.

        Revenue from maintenance and support services is recognized ratably over the service period. Earned maintenance revenue is deferred until the associated product is accepted by the customer and all other revenue recognition criteria have been met. Maintenance and support services include telephone support, return and repair support and unspecified rights to product upgrades and enhancements.

        Revenue from installation services is generally recognized when the service is complete and all other revenue recognition criteria have been met. Revenue from other professional services for which VSOE has been established is typically recognized as the services are delivered if all other revenue recognition criteria have been met.

        Revenue from consulting, custom development and other professional-services-only engagements is recognized as services are rendered.

        Sonus records deferred revenue for products delivered or services performed for which collection of the amount billed is either probable or has been collected but for which other revenue recognition criteria have not been met. Deferred revenue includes customer deposits and amounts associated with maintenance contracts. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is reported with noncurrent liabilities in the condensed consolidated balance sheets.

        Sonus defers recognition of incremental direct costs, such as cost of goods, royalties, commissions and third-party installation costs, until recognition of the related revenue.

        Sonus sells the majority of its products directly to its service provider customers. For products sold to resellers and distributors, Sonus generally recognizes revenue on a sell-through basis utilizing information provided to Sonus from its resellers and distributors unless it has at least eight quarters of consistent history with a reseller which provides sufficient information regarding potential product returns or refunds, price protection or any other form of concession.

        In fiscal 2008, the Company began to enter into arrangements to deliver software or a software system, either alone or combined with other products or services, that require significant production, modification or customization. The Company is accounting for these arrangements under AICPA Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts ("SOP 81-1"). For arrangements accounted for under SOP 81-1, all

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(2) REVENUE RECOGNITION (Continued)

development costs are deferred until the related revenue is recognized. The current arrangements are recognized using the completed contract method; however, the Company will use the percentage-of-completion method when it has established a history of making dependable estimates under that method. The Company did not have any arrangements under SOP 81-1 for which it recognized revenue in either the three or six months ended June 30, 2008.

(3) NET INCOME (LOSS) PER SHARE

        Net income (loss) per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive. Potential dilutive common shares consist of common stock issuable upon the exercise of stock options under the Company's stock compensation plans using the treasury stock method.

        The calculation of shares used in computing basic and diluted net income (loss) per share is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Weighted average shares outstanding—basic	271,150	259,786	270,870	259,777
Potential dilutive common shares	2,560	—	1,552	—

Weighted average shares outstanding—diluted	273,710	259,786	272,422	259,777

        The calculations above for the three months ended June 30, 2008 and 2007 exclude options to purchase an aggregate of approximately 36.0 million shares of common stock and 19.1 million shares of common stock, respectively, as their effect would be antidilutive. The calculations above for the six months ended June 30, 2008 and 2007 exclude options to purchase an aggregate of approximately 37.3 million shares of common stock and 18.2 million shares of common stock, respectively, as their effect would be antidilutive.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(4) COMPREHENSIVE INCOME (LOSS)

        Sonus' comprehensive income (loss) for the three and six months ended June 30, 2008 and 2007 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income (loss)	$126	$(6,976)	$692	$(10,954)
Changes in accumulated other comprehensive income (loss):
Foreign currency translation adjustments	(371)	(158)	241	(97)
Unrealized loss on transfer of held-to-maturity marketable debt securities to available-for-sale, net of tax	(33)	—	(33)	—
Unrealized gain on marketable debt and equity securities held as available-for-sale, net of tax	321	—	299	—

Comprehensive income (loss)	$43	$(7,134)	$1,199	$(11,051)

(5) BUSINESS ACQUISITIONS

Atreus Systems, Inc.

        On April 18, 2008, the Company completed the acquisition of Atreus Systems, Inc. and its subsidiaries ("Atreus"), a privately-held company with its principal office located in Ottawa, Canada. Atreus is a supplier of service provisioning software for Voice over IP ("VoIP") and IP Multimedia Subsystem ("IMS")-based services. In consideration, the Company paid the selling stockholders $4.8 million and incurred $0.2 million of transaction costs. The Company believes that the addition of Atreus solutions to the Sonus product portfolio will allow Sonus to provide comprehensive integration services for operators' growing IP-service portfolios. The operating results of Atreus have been included in the Company's condensed consolidated financial statements for the period subsequent to its acquisition.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) BUSINESS ACQUISITIONS (Continued)

        A summary of the transaction is as follows (in thousands):

Consideration:
Cash paid	$4,800
Transaction costs	206

Total consideration	$5,006

Preliminary allocation of the purchase consideration:
Current assets	$3,409
Other assets	390
Identifiable intangible assets:
Developed technology	2,500
Customer relationships	1,000
Order backlog	300
Goodwill	679
Current liabilities	(3,272)

$5,006

        Current assets acquired primarily consist of accounts receivable. Other assets acquired primarily consist of noncurrent unbilled accounts receivable. Current liabilities assumed primarily consist of accrued expenses, accounts payable and deferred revenue. Current liabilities also include $0.7 million for employee severance costs, which are expected to be paid by the third quarter of fiscal 2008.

        The preliminary amounts assigned to identifiable intangible assets acquired were based on their respective fair values determined as of the acquisition date. The Company is currently in the process of gathering all information necessary to finalize its purchase price allocation. Accordingly, adjustments to the preliminary amounts are possible. The Company is amortizing these identifiable intangible assets using the straight-line method over their respective useful lives, which range from one to four years (see Note 8). The excess of the purchase price over net assets acquired was recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the goodwill will not be amortized, but will instead be tested for impairment at least annually. The goodwill is not deductible for income tax purposes. Pro forma results of operations are not presented as the amounts are not material to the Company's historical results.

Zynetix Limited

        In connection with the acquisition of Zynetix Limited ("Zynetix"), completed on April 13, 2007, the share purchase agreement, as amended, includes two additional potential payments (the "earnouts") to the selling shareholders: (1) £1,500,000 (U.S. $3.0 million at June 30, 2008) payable on December 31, 2008; and (2) 175,000 shares of Sonus common stock deliverable on April 30, 2009. Both earnouts are contingent upon the business achieving certain predetermined financial and business metrics related to revenue, operating expenses and customer trials. The shares of common stock have been placed into escrow and will be released if the earnout is achieved. Each earnout will be recorded as an addition to the purchase price at the time the contingency is resolved and consideration is distributable. In connection with the preparation of its financial statements for the second quarter of

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) BUSINESS ACQUISITIONS (Continued)

fiscal 2008, the Company performed a review of the intangible assets and goodwill in connection with this acquisition and recorded impairment charges aggregating $3.6 million (see Note 8).

(6) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS

        Cash equivalents and marketable securities are invested in debt and equity instruments, primarily U.S. government, municipal and corporate obligations, which management believes to be high quality instruments.

        On June 12, 2008, the Company transferred its held-to-maturity portfolio of debt securities, aggregating $373.1 million, to the available-for-sale category. The Company recorded, at the time of the transfer, approximately $33,000 of net unrealized losses on available-for-sale securities in Accumulated other comprehensive income, net of tax. Because the transfer did not qualify under the exemption provisions for the sale or transfer of held-to-maturity securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), the reclassification decision by the Company is deemed to have "tainted" the held-to-maturity category and, accordingly, it will not be permitted to prospectively classify any investment securities accounted for in accordance with SFAS 115 as held-to-maturity for an extended period. However, the Company does not intend to designate securities as held-to-maturity for the foreseeable future and believes that maintaining its securities in the available-for-sale category provides greater flexibility in the management of its overall investment portfolio. As a result of the transfer, there were no investments classified as held-to-maturity securities at June 30, 2008.

        Subsequent to the transfer of its held-to-maturity portfolio to the available-for-sale category, the Company sold $23.8 million of available-for-sale securities. The Company realized approximately $16,000 of gross gains and approximately $10,000 of gross losses as a result of these sales on a specific identification basis, based on the amount of unrecognized gains and losses recorded in Accumulated other comprehensive income for the securities at the time of the respective sales. These amounts are included in the Company's condensed consolidated statements of operations for both the three and six months ended June 30, 2008.

        The Company's available-for-sale securities are reported at fair value based on quoted market prices, with unrealized gains and losses excluded from net income and reported, net of tax, in accumulated other comprehensive income, which is a separate component of stockholders' equity. At

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(6) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

June 30, 2008, the amortized cost, gross unrealized gains and losses and fair value of the Company's debt and equity securities and investments were comprised of the following (in thousands):

	June 30, 2008
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Marketable securities
Equity securities	$137	$—	$(49)	$88
Debt securities available for sale:
U.S. government agency notes	130,753	513	(84)	131,182
Corporate debt securities	14,747	53	(8)	14,792
Commercial paper	28,890	94	(111)	28,873

	$174,527	$660	$(252)	$174,935

Investments
Debt securities available for sale:
Municipal obligations	$1,455	$—	$(14)	$1,441
U.S. government agency notes	61,929	135	(79)	61,985
Corporate debt securities	15,671	43	(31)	15,683

	$79,055	$178	$(124)	$79,109

        The amortized cost and fair value of fixed maturities at June 30, 2008 by contractual maturity were as follows (in thousands):

	Amortized cost	Fair value
Due in one year or less	$174,527	$174,935
Due after one year through two years	$79,055	$79,109

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(6) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

        At December 31, 2007, marketable debt and equity securities and long-term investments consisted of the following (in thousands):

	December 31, 2007
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Marketable securities
Debt securities available for sale:
State and municipal obligations	$23,300	$—	$—	$23,300
Debt securities held to maturity:
U.S. government agency notes	81,950	211	(4)	82,157
Corporate debt securities	36,501	13	(35)	36,479
Commercial paper	65,200	146	(4)	65,342

	$206,951	$370	$(43)	$207,278

Investments
Debt securities held to maturity:
U.S. government agency notes	$47,614	$255	$(4)	$47,865
Corporate debt securities	18,954	82	(8)	19,028

	$66,568	$337	$(12)	$66,893

	Cost	Unrealized gains	Unrealized losses	Fair value
Equity securities available for sale	$137	$—	$—	$137

        A reconciliation of the Company's debt and equity securities to the amounts reported in the condensed consolidated balance sheets under the caption Marketable securities at December 31, 2007 is as follows (in thousands):

December 31, 2007
Debt securities	$206,951
Equity securities carried at fair value	137

$207,088

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(7) INVENTORY

        Inventory consists of the following (in thousands):

	June 30, 2008	December 31, 2007
On-hand final assemblies and finished goods inventory	$17,541	$19,102
Deferred cost of goods sold	35,820	30,018
Evaluation inventory	6,170	6,285

Inventory, gross	59,531	55,405
Evaluation inventory reserve	(6,170)	(6,285)
Excess and obsolescence reserve	(4,916)	(3,560)

Inventory, net	48,445	45,560
Less current portion	(44,767)	(45,560)

Long-term portion (included in Other assets)	$3,678	$—

(8) INTANGIBLE ASSETS AND GOODWILL

        The Company's intangible assets at June 30, 2008 and December 31, 2007 consist of the following (in thousands):

June 30, 2008	Weighted average useful life	Cost	Accumulated amortization	Net carrying value
Customer relationships	4.0 years	$994	$57	$937
Intellectual property/developed technology	4.2 years	3,238	135	3,103
Order backlog	1.0 year	298	62	236

		$4,530	$254	$4,276

December 31, 2007	Weighted average useful life	Cost	Accumulated amortization	Net carrying value
Customer relationships	7.0 years	$1,415	$152	$1,263
Intellectual property	5.0 years	1,314	197	1,117
Trade name	3.0 years	303	76	227

		$3,032	$425	$2,607

        The Company amortizes its intangible assets over the estimated useful lives of the respective assets, which have a weighted average useful life of 4.0 years. Amortization expense related to intangible assets was $0.1 million and $0.6 million in the three and six months ended June 30, 2008, respectively, and $141,000 in both the three and six months ended June 30, 2007.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(8) INTANGIBLE ASSETS AND GOODWILL (Continued)

        Estimated future amortization expense for intangible assets recorded by the Company at June 30, 2008 is as follows (in thousands):

Remainder of 2008	$696
2009	1,156
2010	1,077
2011	1,077
2012	270

$4,276

        Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company's goodwill balance relates to the April 2008 acquisition of Atreus and the April 2007 acquisition of Zynetix. The changes in the carrying amounts of goodwill during the six months ended June 30, 2008 are as follows (in thousands):

Balance at January 1, 2008	$8,397
Acquisition of Atreus	679
Impairment of goodwill allocable to the Zynetix reporting unit	(2,068)
Foreign currency translation adjustment	(40)

Balance at June 30, 2008	$6,968

        Goodwill and intangible assets with indefinite lives are tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist. Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, a significant change in circumstances relative to a large customer, a significant decline in the Company's stock price for a sustained period, and a decline in the Company's market capitalization to below net book value.

        In connection with the preparation of the Company's financial statements for the second quarter of fiscal 2008 and update of its sales forecast for the second half of the fiscal year, the Company conducted its quarterly review for impairment indicators, during which it determined that there were no impairment indicators related to the intangible assets and goodwill allocated to the Sonus reporting unit. However, this review identified several indicators related to the intangible assets and goodwill allocated to the Zynetix reporting unit, including significant underperformance relative to plan or long-term projections. In response, the Company performed an assessment of the carrying value of its intangible assets and goodwill. Because these comparisons indicated that the intangible assets and goodwill were impaired, the Company recognized an impairment loss for the amount by which the carrying value of the intangible assets and goodwill allocated to the Zynetix reporting unit exceeded the related estimated fair value. As a result, the Company recorded a charge to operations of $3.6 million for the write-down of intangible assets and goodwill. Of this charge, $1.5 million relates to intangible assets and $2.1 million relates to goodwill. The Company adjusted the cost basis of the intangible assets

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(8) INTANGIBLE ASSETS AND GOODWILL (Continued)

and goodwill to their new respective fair values as a result of the impairment. The impairment charge for the write-down of these assets is reported separately in the Company's consolidated statements of operations.

(9) ACCRUED EXPENSES

        Accrued expenses consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Employee compensation and related costs	$12,621	$20,892
Employee stock purchase plan	1,505	2,367
Professional fees	2,778	4,199
Royalties	823	2,373
Income taxes payable	722	1,442
Sales taxes payable	741	1,203
Other taxes	2,419	3,471
Other	6,048	4,033

	$27,657	$39,980

(10) FAIR VALUE MEASUREMENTS

        The Company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157") as of January 1, 2008 for financial assets and financial liabilities. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 outlines a valuation framework and creates a fair value hierarchy using the following three levels:

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

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets that are measured at fair value at June 30, 2008, which is comprised of the Company's available-for-sale debt and equity securities, and are reported under the

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(10) FAIR VALUE MEASUREMENTS (Continued)

captions Marketable securities and Investments in the condensed consolidated balance sheet (in thousands):

		Fair value measurements at June 30, 2008 using:
	Total carrying value at June 30, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$120,533	$102,754	$17,779	$—

Marketable securities
Equity securities	$88	$88	$—	$—
U.S. government agency notes	131,182	—	131,182	—
Corporate debt securities	14,792	13,030	1,762	—
Commercial paper	28,873	—	28,873	—

	$174,935	$13,118	$161,817	$—

Investments				$—
Municipal obligations	$1,441	$—	$1,441	—
U.S. government agency notes	61,985	—	61,985	—
Corporate debt securities	15,683	15,683	—	—

	$79,109	$15,683	$63,426	$—

        Available-for-sale marketable securities and investments are recorded at fair value at each balance sheet date.

(11) STOCK-BASED COMPENSATION

        The Company issues options to purchase its common stock and restricted shares of common stock pursuant to the 2007 Stock Incentive Plan (the "2007 Stock Plan"). The 2007 Stock Plan provides for the award of stock options and restricted stock to employees, officers, directors (including those directors who are not employees or officers of the Company), consultants and advisors of the Company and its subsidiaries. The Company issued stock options and restricted stock pursuant to the 1997 Stock Incentive Plan (the "1997 Stock Plan") through November 18, 2007, when the 1997 Stock Plan expired.

        On May 16, 2008, the Company appointed a new President and Chief Executive Officer (the "Executive"), effective June 13, 2008 (the "Commencement Date"). In connection with his employment agreement, the Company issued the Executive an option to purchase 500,000 shares of the Company's common stock at an exercise price of $4.75, the closing price of the Company's common stock on June 16, 2008, the date of grant. Subject to his continued employment, 25% of the shares subject to the option will vest on the first anniversary of the Commencement Date and the remaining 75% will vest in equal monthly increments through the fourth anniversary of the Commencement Date. The Executive also received 500,000 shares of restricted stock. Subject to his continued employment, 25% of the shares of restricted stock will vest on the first anniversary of the Commencement Date and the

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(11) STOCK-BASED COMPENSATION (Continued)

remaining 75% will vest in equal increments semi-annually through the fourth anniversary of the Commencement Date.

        Subject to his continued employment, on January 15, 2009, the Executive will receive an option to purchase 500,000 shares of the Company's common stock at an exercise price equal to the closing price of the Company's common stock on January 15, 2009. Subject to his continued employment, 25% of the shares subject to the option will vest on the first anniversary of the Commencement Date and the remaining 75% will vest in equal monthly increments through the fourth anniversary of the Commencement Date. On January 15, 2009, the Executive will also receive 500,000 shares of restricted stock, of which 25% will vest on the first anniversary of the Commencement Date and the remaining 75% in equal increments semi-annually through the fourth anniversary of the Commencement Date.

        The Executive will be entitled to two performance stock awards of 250,000 shares each upon the Company's achieving certain performance metrics between January 1, 2010 and December 31, 2012 as approved by the Compensation Committee of the Board of Directors. The Company will begin to record stock-based compensation expense at the time that it becomes probable that the respective performance conditions will be achieved.

        In November 2007, the Company granted the then-President and Chief Executive Officer (the "Former Executive") 750,000 shares of restricted stock subject to certain accelerated vesting terms as set forth in his Retention and Restricted Stock Agreement dated as of November 14, 2007. Following the Former Executive's completion of three months of transition assistance after the Commencement Date, the Company will accelerate the vesting of 375,000 shares of restricted stock awarded to the Former Executive. Accordingly, the unrecognized expense of $1.9 million at May 16, 2008 related to these shares is being amortized ratably through September 13, 2008, the accelerated vesting date and the last day of the transition period, during which the Former Executive will provide transition assistance to the Executive. The Company recorded $0.7 million in the three months ended June 30, 2008 related to the accelerated vesting of these shares.

        On January 25, 2008, the Company's Board of Directors approved the Amended and Restated 2000 Employee Stock Purchase Plan (the "Amended and Restated ESPP"). The Amended and Restated ESPP provides for six-month consecutive offering periods commencing with the March 1, 2008 purchase period. The purchase price of the stock is equal to 85% of the market price on the last day of the offering period. The Company recorded $0.2 million and $4.4 million of stock-based compensation expense in the three and six months ended June 30, 2008, respectively. Under the Amended and Restated ESPP, because employees are entitled to purchase a variable number of shares for a fixed monetary amount, future awards are classified as share-based liabilities and recorded at fair value. The Company will reclassify these liabilities to Additional paid-in capital at the time of the share purchase, which is the date of the award. The Company recorded $5.2 million and $6.4 million, respectively, of stock-based compensation expense related to the original ESPP in the three and six months ended June 30, 2007.

        The Company recorded $5.0 million and $14.6 million of stock-based compensation expense for the three months ended June 30, 2008 and 2007, respectively, and $13.2 million and $23.5 million for the six months ended June 30, 2008 and 2007, respectively. These amounts are included as components

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(11) STOCK-BASED COMPENSATION (Continued)

of the following expense categories in the condensed consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Product cost of revenue	$165	$188	$351	$278
Service cost of revenue	454	1,023	1,602	1,605
Research and development	1,395	6,482	5,084	9,691
Sales and marketing	1,024	5,699	2,917	9,221
General and administrative	1,934	1,225	3,226	2,691

	$4,972	$14,617	$13,180	$23,486

        At June 30, 2008, there was $52.2 million of unrecognized compensation cost related to share-based awards, which is expected to be recognized over a weighted average period of approximately three years.

Valuation Assumptions

        The grant-date fair values of options to purchase common stock granted in the three and six months ended June 30, 2008 and 2007, excluding the stock options granted to the Executive described above, were estimated using the Black-Scholes valuation model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Risk-free interest rate	3.12%	4.8%	2.75%–3.12%	4.7%
Expected dividend yield	—	—	—	—
Expected volatility	71.34%	62.4%	70.94%–71.34%	57.5%–62.4%
Weighted average volatility	71.34%	62.4%	71.19%	60.1%
Expected life (years)	4.5	4.5	4.5	4.5

        The grant date fair value of the option to purchase 500,000 shares of the Company's common stock granted to the Executive was estimated using the Black-Scholes valuation model with the following assumptions:

Risk-free interest rate	3.84%
Expected dividend yield	—
Expected volatility	77.25%
Expected life (years)	6.0

        Based on the above assumptions, the weighted average fair values of stock options granted during the three months ended June 30, 2008 and 2007 were $2.57 and $4.46, respectively. The weighted average fair values of stock options granted during the six months ended June 30, 2008 and 2007 were $2.43 and $4.16, respectively.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(11) STOCK-BASED COMPENSATION (Continued)

        The fair values of the rights to purchase shares of common stock under the original ESPP were estimated on the commencement date of the applicable offering period using the Black-Scholes valuation model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008*	2007
Risk-free interest rate	N/A	3.6%–5.1%	3.6%–5.1%	3.6%–5.1%
Expected dividend yield	N/A	—	—	—
Expected volatility	N/A	46%–79%	46%–79%	46%–79%
Expected life (years)	N/A	0.33–2.0	0.5–2.0	0.33–2.0

*
For the period from January 1, 2008 through February 29, 2008.

        Under the Amended and Restated ESPP, the employee participant is not considered to have received a grant until the date of the stock purchase. The stock-based compensation expense related to the Amended and Restated ESPP is equal to the discount from the market price of the Company's shares.

Stock Option and Restricted Stock Grant Activity

        The activity related to the Company's outstanding stock options during the six months ended June 30, 2008 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	38,769,859	$5.35
Granted	2,281,280	$4.31
Exercised	(100,928)	$2.62
Forfeited	(760,500)	$5.65
Expired	(687,748)	$4.93

Outstanding at June 30, 2008	39,501,963	$5.30	6.22	$1,018

Vested or expected to vest at June 30, 2008	37,792,558	$5.28	6.09	$1,013
Exercisable at June 30, 2008	26,642,082	$5.12	4.86	$984

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(11) STOCK-BASED COMPENSATION (Continued)

        The activity related to the Company's nonvested restricted stock awards for the six months ended June 30, 2008 is as follows:

	Shares	Weighted Average Grant-date Fair Value
Nonvested balance at January 1, 2008	3,290,100	$5.86
Granted *	1,055,000	$4.55
Vested	(75,625)	$5.09
Forfeited	(66,300)	$5.64

Nonvested balance at June 30, 2008*	4,203,175	$5.50

    *
    Includes 500,000 shares to be issued to the Executive on January 15, 2009.

(12) STOCKHOLDER RIGHTS PLAN

        On June 26, 2008, the Company's Board of Directors adopted a three-year stockholder rights plan (the "Rights Plan"). The Rights Plan is designed to protect stockholders, to the extent possible, from a creeping acquisition and other tactics to gain control of the Company without offering all stockholders an adequate price and control premium. The Rights Plan is intended to protect the interests of all the Company's stockholders and to provide the Company's Board of Directors with the ability to attempt to maximize long-term stockholder value.

        Under the Rights Plan, preferred stock purchase rights (the "Rights") will be distributed as a dividend at the rate of one Right per share of common stock of the Company held by stockholders of record as of the close of business on July 7, 2008. Each Right entitles the stockholder to purchase from the Company a unit consisting of one one-thousandth of a share (a "Unit") of preferred stock at a purchase price of $25.00 per Unit, subject to adjustment. The Rights will be issued as a non-taxable dividend and will expire on June 26, 2011 unless earlier redeemed or exchanged.

        The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock (which includes for this purpose shares of common stock referenced in derivative transactions or securities), or commences or publicly announces a tender or exchange offer upon consummation of which they would beneficially own 15% or more of the Company's common stock. A person or group who beneficially owned 15% or more of the outstanding shares of the Company's common stock prior to the adoption of the Rights Plan did not cause the Rights to become exercisable upon adoption of the Rights Plan. As a result, the Rights will not be triggered even though Legatum Capital Limited ("Legatum") and its affiliates have reported that they beneficially owned approximately 25% of the outstanding shares of the Company's common stock prior to the adoption of the Rights Plan based on Legatum's public filings. However, Legatum and its affiliates will cause the Rights to become exercisable if they (subject to certain limited exceptions) become the beneficial owner of additional shares of the Company's common stock or their beneficial ownership decreases below 15% and subsequently increases to 15% or more. Should the Rights become

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(12) STOCKHOLDER RIGHTS PLAN (Continued)

exercisable, the effect would be to dilute the ownership of the beneficial owner(s) who triggered the Rights, as that beneficial owner or group of owners would not receive the Rights.

(13) MAJOR CUSTOMERS

        The following customers each contributed at least 10% of the Company's revenue in at least one of the three and six month periods ended June 30, 2008 and 2007:

	Three months ended June 30,		Six months ended June 30,
Customer	2008	2007	2008	2007
A	40%	36%	38%	40%
B	12%	*	*	*

    *
    Represents less than 10% of revenue.

        At June 30, 2008 and December 31, 2007, one customer and two customers, respectively, each accounted for at least 10% of the Company's accounts receivable balance, representing totals of approximately 43% and 28%, respectively, of Sonus' accounts receivable balances. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Sonus maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(14) GEOGRAPHIC INFORMATION

        The Company's classification of revenue by geographic area is determined by the location of the Company's customers. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
United States	80%	75%	82%	79%
Japan	14	13	9	10
Europe, Middle East and Africa	5	11	8	9
Other	1	1	1	2

	100%	100%	100%	100%

(15) CONTINGENCIES

2001 IPO Litigation

        In November 2001, a purchaser of the Company's common stock filed a complaint in the United States District Court for the Southern District of New York against Sonus, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with Sonus' initial public offering ("IPO") and seeking unspecified monetary damages. The purchaser seeks to represent a

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(15) CONTINGENCIES (Continued)

class of persons who purchased the Company's common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that the Company's registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between the underwriters and certain purchasers to make additional purchases in the after market. The claims against Sonus are asserted under Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Section 11 of the Securities Act of 1933 (the "Securities Act") and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against Sonus, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, Sonus, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against many of the individual defendants, including Sonus' officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including Sonus, but denied the remainder of the motion as to the defendants. In June 2003, a special committee of the Company's Board of Directors authorized Sonus to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. In October 2004, the court certified the class in a case against certain defendants. On February 15, 2005, the court preliminarily approved the terms of the proposed settlement contingent on modifications to the proposed settlement. On August 31, 2005, the court approved the terms of the proposed settlement, as modified. On April 24, 2006, the court held a hearing on a motion to approve the final settlement and took the matter under advisement. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court's October 2004 order certifying a class. On June 25, 2007, the court entered an order terminating the settlement. Accordingly, the Company is unable to determine the ultimate outcome or potential range of loss, if any.

        On October 5, 2007, Vanessa Simmonds, a purported shareholder, filed a complaint in the Western District of Washington for recovery of short-swing profits under Section 16(b) of the Exchange Act against the underwriters in the IPO in 2000. On February 28, 2008, the plaintiff filed an amended complaint asserting substantially similar claims as set forth in the initial complaint. The amended complaint seeks recovery against the underwriters for profits they received from the sale of Sonus common stock in connection with the IPO. The Company was named as a nominal defendant but has no liability for the asserted claims. No Sonus officers or directors were named in the amended complaint. Sonus does not expect that this claim will have a material impact on its financial position or results of operations.

2002 Securities Litigation

        Beginning in July 2002, several purchasers of the Company's common stock filed complaints in the United States District Court for the District of Massachusetts against Sonus, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act (the

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(15) CONTINGENCIES (Continued)

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

        On January 6, 2006, a purchaser of the Company's common stock filed a complaint in the United States District Court for the District of Massachusetts that is essentially identical to the Consolidated Amended Complaint previously filed against the defendants. The court has appointed the Public Employees' Retirement System of Mississippi as lead plaintiff. The lead plaintiff has filed an Amended Consolidated Complaint. On April 19, 2007, the defendants filed a motion to dismiss the Amended Consolidated Complaint. The court has scheduled a hearing on the motion for September 18, 2008. There is no assurance Sonus will prevail in such a motion or defending this action. A judgment or a settlement of the claims against the defendants could have a material impact on the Company's financial results. It is too early to determine the ultimate outcome or potential range of loss, if any. The Company does not have any directors and officers insurance available for this claim.

2004 Restatement Litigation

        Beginning in February 2004, a number of purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts against Sonus and certain of its current officers and directors. On June 28, 2004, the court consolidated the claims. On December 1, 2004, the lead plaintiff filed a consolidated amended complaint. On November 7, 2007, the Company and the plaintiff agreed to settle the litigation for $40 million. On March 31, 2008, the court approved the settlement and the settlement was paid from funds held in escrow.

Patent Litigation

        On June 14, 2006, C2 Communications ("C2") sued AT&T, Inc., Verizon Communications, Inc., Qwest, Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing and Level 3 in the Eastern District of Texas, Marshall Division. C2 has alleged that each of the defendants infringe U.S. Patent No. 6,243,373 entitled "Method and Apparatus for Implementing a Computer Network Internet

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(15) CONTINGENCIES (Continued)

Telephone System." Sonus has agreed, subject to certain conditions, to assume the defense of Qwest, Global Crossing and Level 3 in this litigation to the extent the claim results from their use of products purchased from Sonus. A court-ordered mediation was held on May 29, 2008. On June 13, 2008, the court issued a Memorandum Opinion and Order on the claim construction of the C2 patent. On July 3, 2008, Qwest, Global Crossing and Level 3 filed motions for summary judgment asserting that the C2 patent is invalid. On July 29, 2008, C2 filed oppositions to the motions for summary judgment. The trial is scheduled to commence in September 2008. Sonus believes that the defendants have substantial legal and factual defenses to the infringement claim, which the Company intends to pursue vigorously on behalf of the defendants for whom Sonus has agreed to assume defense of the litigation. However, there is no assurance any of the defendants will prevail in defending this action. There also can be no assurance that Sonus will not be required to indemnify any of the defendants from any judgment of infringement rendered against them. Sonus will continue to devote significant time and resources in connection with assuming the defense of the claim of infringement on behalf of the defendants for whom Sonus has agreed to assume defense of the litigation. An adverse outcome with respect to the claim and Sonus' indemnification could have a material adverse impact on Sonus' business, operating results and financial condition. Sonus cannot predict the ultimate outcome of this litigation or any potential impact on the Company's operating results or financial position. Sonus has incurred and expects to continue to incur significant legal and expert fees in connection with this litigation.

        On January 24, 2008, Sprint Communications sued two of the Company's customers, Broadvox and Nuvox, in the District of Kansas for patent infringement. By letter dated April 23, 2008, Broadvox requested that the Company assume the defense of the case on its behalf. Pursuant to the indemnification obligation in the Company's agreement with Broadvox, the Company has agreed, subject to certain conditions, to assume the defense in this litigation on behalf of Broadvox to the extent the claims result from its use of Sonus products. There can be no assurance that the Company will not be required to indemnify Broadvox or Nuvox from any judgment of infringement rendered against them. Sonus cannot predict the ultimate outcome of this litigation or any potential impact on the Company's operating results or financial position.

        Sonus includes standard intellectual property indemnification provisions in its product agreements in the ordinary course of business. Pursuant to its product agreements, Sonus will indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by third parties with respect to Sonus products. Other agreements with Sonus' customers provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by Sonus or its subcontractors. Although historically Sonus' costs to defend lawsuits or settle claims relating to such indemnity agreements have been insignificant, these costs were significant in the second quarter of fiscal 2008 and may continue to be significant in future periods.

2006 Stock Option Accounting Investigation

        As announced on March 19, 2007, the SEC is conducting a formal private investigation into Sonus' historical stock option granting practices. If the Company is subject to adverse findings, it could be required to pay damages or penalties or have other remedies imposed, including criminal penalties,

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(15) CONTINGENCIES (Continued)

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

Employment Litigation

        On February 19, 2008, James Collier, Sonus' former Vice President of Sales, filed a complaint against the Company in the United States District Court for the District of New Jersey. The complaint alleges that the Company breached Mr. Collier's employment agreement by failing to pay severance in the amount of $600,000 and provide benefits claimed to be owed under the employment agreement. The parties have agreed to settle the claim. The settlement will not have a material impact on the Company's financial position or results of operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q and, in particular, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are subject to a number of risks and uncertainties. The words "could", "expects", "may", "anticipates", "believes", "intends", "estimates", "plans", "envisions", "seeks", "will" and other similar language whether in the negative or affirmative are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on our current expectations, assumptions, estimates, forecasts and projections about the operating environment, economies and markets in which we operate, and we do not undertake an obligation to update our forward-looking statements to reflect new information, future events or circumstances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the factors set forth in Item 1A. "Risk Factors" of Part II of this Quarterly Report on Form 10-Q. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition and/or liquidity. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes for the periods specified. Further reference should be made to our Annual Report on Form 10-K for the year ended December 31, 2007.

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

        Our suite of voice infrastructure solutions allows wireline and wireless operators to build converged voice over IP ("VoIP") networks. Our products are built on the same distributed, IP-based principles embraced by the IP Multimedia Subsystem ("IMS") architecture, as defined by the Third Generation Partnership Program ("3GPP"). This IMS architecture is being accepted by network operators globally as the common approach for building converged voice, data, wireline and wireless networks. The IMS architecture is based primarily on IP packets and the SIP protocol, which have been the foundation of our products since our formation.

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

        In the first three quarters of fiscal 2007 and for the entire fiscal year 2007, we incurred net losses. In these periods, the net losses resulted primarily from operating expenses, in particular, stock-based compensation expense and legal and audit-related expenses, that increased at a greater rate than the increase in our revenue during those periods. We intend to enhance our expense management processes related to our operating expenses. However, we anticipate that we may incur net losses in future quarters and years.

        We reported income from operations of $3.9 million and $0.6 million for the three and six months ended June 30, 2008, respectively, compared to losses from operations of $15.4 million and $25.7 million for the three and six months ended June 30, 2007, respectively. Our net income for the three and six months ended June 30, 2008 was $0.1 million and $0.7 million, respectively, compared to net losses of $7.0 million and $11.0 million for the three and six months ended June 30, 2007, respectively. Major contributors to our improved performance in the current fiscal year, both on an operating and net income level, were reductions of $9.6 million and $10.3 million in stock-based compensation for the three and six months ended June 30, 2008, compared to the same prior year periods, coupled with improved product gross margin performance in the current year. Our lower stock-based compensation expense in the current year primarily resulted from the completion in 2007 of our stock option review, which had necessitated modifications to stock options held by both current and former employees to allow them to exercise options that would otherwise have expired, as well as to extend the purchase periods under our Employee Stock Purchase Plan. These award modifications contributed to the significant additional stock-based compensation expense. These improvements were partially offset by $3.6 million of charges for the impairment of intangible assets and goodwill related to the April 2007 acquisition of Zynetix.

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

Acquisition of Atreus Systems, Inc.

        On April 18, 2008, we completed the acquisition of Atreus Systems, Inc. and its subsidiaries ("Atreus"), a privately-held company with its principal office located in Ottawa, Canada. Atreus is a supplier of service provisioning software for VoIP and IMS-based services. In consideration, we paid the selling stockholders $4.8 million and incurred $0.2 million of costs. We believe the addition of Atreus solutions to the Sonus product portfolio will allow us to provide comprehensive integration services for operators' growing IP-service portfolios. The operating results of Atreus have been included in our condensed consolidated financial statements for the period subsequent to its acquisition.

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

  •
  Stock-based compensation;

  •
  Acquisitions;

  •
  Goodwill and intangible assets; and

  •
  Accounting for income taxes.

        For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the SEC on March 6, 2008. There were no significant changes to our critical accounting policies during the six months ended June 30, 2008, with the exception of the following addition to our revenue recognition policy:

        In fiscal 2008, we began to enter into arrangements to deliver software or a software system, either alone or combined with other products or services, that require significant production, modification or customization. We are accounting for these arrangements under AICPA Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts ("SOP 81-1"). For arrangements accounted for under SOP 81-1, all development costs are deferred until the related revenue is recognized. We are recognizing the current arrangements using the completed contract method; however, we will use the percentage-of-completion method when we have established a history of making dependable estimates under that method. We did not have any arrangements under SOP 81-1 for which we recognized revenue in either the three or six months ended June 30, 2008.

Results of Operations

Three and Six Months Ended June 30, 2008 and 2007

         Revenue.    Revenue for the three months and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Product	$62,403	$52,171	$113,387	$103,798
Service	25,488	23,322	48,527	42,841

Total revenue	$87,891	$75,493	$161,914	$146,639

        Product revenue is comprised of sales of our voice infrastructure products, including our GSX9000™ and GSX4000™ Open Services Switches, NBS™ Network Border Switch, PSX™ Call Routing Server, SGX™ Signaling Gateway, ASX™ Call Feature Server, IMX® Application Platform, Sonus Insight™ Management System and related product offerings. Product revenue for the three months ended June 30, 2008 increased $10.2 million, or 19.6%, compared to the same period in the prior year. Product revenue for the six months ended June 30, 2008, increased $9.6 million, or 9.2%, compared to the six months ended June 30, 2007. The increase in both current year periods is attributable to increased product sales and shipments, including the completion of the deployment of our products into new and expanded customer networks.

        Service revenue is primarily comprised of hardware and software maintenance and support, network design, installation and other professional services. Service revenue increased 9.3% in the three months ended June 30, 2008, compared to the same prior year period. Service revenue increased 13.3% in the six months ended June 30, 2008, compared to same prior year period. The increase in both current periods is primarily attributable to higher maintenance revenue related to our growing installed base, as well as the timing of cash collections from customers for whom revenue is recognized as cash is collected.

        AT&T contributed more than 10% of our revenue in both three and six month periods ended June 30, 2008 and 2007. In addition, KDDI Corporation contributed more than 10% of our revenue in the three months ended June 30, 2008. There were no other customers that contributed more than 10% of our revenue in either period.

        International revenue was approximately 20% and 25% of revenue in the three month periods ended June 30, 2008 and 2007, respectively, and 18% and 21% of revenue in the six month periods then ended. We expect that international revenue will fluctuate as a percentage of revenue from quarter to quarter.

        Our deferred product revenue was $38.1 million and $44.1 million at June 30, 2008 and December 31, 2007, respectively. Our deferred service revenue was $56.5 million and $55.1 million at June 30, 2008 and December 31, 2007, respectively. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights, customer creditworthiness and maintenance revenue deferrals included in multiple element arrangements.

         Cost of Revenue/Gross Profit.    Our cost of revenue consists primarily of the cost of products purchased by our customers and services, royalties, manufacturing and professional services personnel and related costs and inventory obsolescence. Our products are produced by a third-party manufacturer.

        Our cost of revenue and gross profit as a percentage of revenue for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Cost of revenue
Product	$18,309	$23,561	$35,129	$40,643
Service	11,476	9,563	22,551	18,142

Total cost of revenue	$29,785	$33,124	$57,680	$58,785

Gross profit margin (% of respective revenue)
Product	70.7%	54.8%	69.0%	60.8%
Service	55.0%	59.0%	53.5%	57.7%
Total gross profit margin	66.1%	56.1%	64.4%	59.9%

        The increase in product gross profit as a percentage of revenue ("product gross margin") was primarily due to product and customer mix. The decrease in service gross profit as a percentage of service revenue ("service gross margin") was primarily due to increased personnel costs to support our global expansion efforts. We believe that our gross margin over time will be within our long-term financial model of 58% to 62%.

         Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $18.4 million for the three months ended June 30, 2008, a decrease of $3.9 million, or 17.7%, from $22.3 million in the same prior year period. Research and development expenses for the six months ended June 30, 2008 were $38.9 million, a decrease of $2.1 million, or 5.2%, from $41.0 million in the same prior year period. The decreases in both the three and six month periods of the current year primarily reflect $5.1 million and $4.6 million, respectively, of lower stock-based compensation expense, partially offset by higher salary and related expenses associated with increased headcount. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market.

         Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluation inventory and other marketing and sales support expenses. Sales and marketing expenses were $19.4 million for the three months ended June 30, 2008, a decrease of $1.8 million, or 8.7%, compared to $21.2 million in the three months ended June 30, 2007. Sales and marketing expenses were $38.3 million for the six months ended June 30, 2008, a decrease of $6.0 million, or 13.5%, from $44.3 million in the same prior year period. The current period decreases are primarily attributable to lower commission and stock-based compensation expense, coupled with a decrease in evaluation equipment costs. In the six months ended June 30, 2007, commission expense included certain orders received in fiscal 2006 that were recognized in 2007 at an accelerated commission rate. Lower stock-based compensation costs accounted for $4.7 million and $6.3 million of the decrease in sales and marketing expenses in the three and six months ended June 30, 2008, respectively, compared to the same periods of the prior year. These amounts were partially offset by higher personnel-related costs primarily related to our expansion of our worldwide sales and support coverage.

         General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses were $12.8 million in the three months ended June 30, 2008, a decrease of $1.4 million, or 10.1%, compared to $14.2 million in the three months ended June 30, 2007. General and administrative expenses were $22.8 million in the six months ended June 30, 2008, a decrease of $5.5 million, or 19.4%, compared to $28.3 million in the same prior year period. The decreases in the current year periods are primarily attributable to the completion of the stock option review in fiscal 2007. These decreases were partially offset by $0.9 million and $1.4 million of higher legal costs in the three and six months ended June 30, 2008, respectively, coupled with $0.7 million and $0.5 million of higher stock-based compensation expense, compared to the same prior year periods.

         Impairment of Intangible Assets and Goodwill.    In connection with the preparation of our financial statements for the second quarter of fiscal 2008 and the update of our sales forecast for the second half of the fiscal year, we conducted a review of intangible assets and goodwill for impairment indicators, during which we determined that there were no impairment indicators related to the intangible assets and goodwill allocated to the Sonus reporting unit. However, this review identified several indicators related to the intangible assets and goodwill allocated to the Zynetix reporting unit, including significant underperformance relative to plan or long-term projections. In response, we performed an assessment of the carrying value of our intangible assets and goodwill. As a result, we recorded a charge to operations of $3.6 million for the write-down of intangible assets and goodwill. Of this charge, $1.5 million relates to intangible assets and $2.1 million relates to goodwill. We adjusted the cost basis of the intangible assets and goodwill to their new respective fair values as a result of the impairment.

         Interest Income, net.    Interest income, net of interest expense, was $3.2 million and $7.2 million in the three and six months ended June 30, 2008, respectively, compared to $4.4 million and $9.1 million in the three and six months ended June 30, 2007, respectively. Interest income consists of interest earned on our cash equivalents, marketable securities and long-term investments. Interest expense primarily relates to interest on capital lease obligations. The reduction in interest income, net, in the current year period is primarily the result of lower interest rates.

         Other Income (Expense), net.    We recorded $6,000 and $0.4 million of other income in the three and six months ended June 30, 2008, respectively. We recorded $0.3 million and $0.9 million of other expense in the three and six months ended June 30, 2007 to reflect the change in fair value of stock options modified subsequent to the departure of former employees which are accounted for as derivatives.

         Income Taxes.    The provision for income taxes reflects our estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are reported in the period that they occur. This estimate is reevaluated each quarter based on our estimated tax expense for the full fiscal year. Our effective tax rate, including discrete items, was 91.5% and 37.8% for the six months ended June 30, 2008 and 2007, respectively. The increase in our effective tax rate for the six months ended June 30, 2008 over the statutory federal and state rates is primarily attributable to our revised forecasted mix of earnings by country in the second half of the year which includes losses in certain foreign countries for which we are unable to recognize a tax benefit, and the impact of permanent nondeductible items, such as stock-based compensation expense. In addition, our effective tax rate for the first half of 2008 does not include any benefit related to the federal research and development tax credit, as this tax law expired at the end of 2007.

        The income tax provision of $7.5 million in the six months ended June 30, 2008 primarily reflects a current provision for federal, state and foreign taxes. The income tax benefit of $6.6 million in the six months ended June 30, 2007 primarily reflects a current benefit for federal, state and foreign taxes.

Off-balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

        At June 30, 2008, our cash, cash equivalents, marketable securities and investments totaled $397.8 million.

        Our operating activities used $13.2 million of cash in the six months ended June 30, 2008. Net income and adjustments for non-cash items including stock-based compensation, depreciation and amortization of property and equipment and intangible assets, impairment of goodwill and deferred income taxes provided $32.3 million of cash. These non-cash adjustments were further benefited from decreases in accounts receivable and other operating assets. These amounts were more than offset by the release of the $25.0 million litigation settlement held in escrow to the plaintiffs, coupled with lower levels of accrued expenses, including deferred rent, accounts payable and deferred revenue, as well as an increase in inventory. The lower accounts receivable levels are the result of our efforts on cash collections. On March 31, 2008, our proposed litigation settlement was approved by the court. Accordingly, the amounts that had been placed into escrow by us and our insurer were released to the plaintiff, and we eliminated the related liability and insurance receivable included in our condensed consolidated balance sheet at December 31, 2007. As a result, our cash flows from operating activities were negatively affected by the release at March 31, 2008 of the $25.0 million we had previously placed into an escrow account. The decrease in accrued expenses is primarily attributable to lower employee compensation and related costs, including reductions for the payment of bonuses to our executives and employees under our bonus programs, payments for royalties and professional fees previously accrued, the completion of an employee stock purchase under our original ESPP and lower ESPP withholdings under the Amended and Restated ESPP.

        Our investing activities provided $35.7 million of cash in the six months ended June 30, 2008, primarily comprised of $20.1 million of net sales and maturities of marketable securities and long-term investments and $25.0 million related to the release at March 31, 2008 of the $25.0 million in the litigation settlement escrow account as a result of the court's approval of the settlement agreement and the release of those funds to the plaintiffs. These amounts were partially offset by cash payments aggregating $5.0 million for our April 18, 2008 acquisition of Atreus and $4.4 million of investments in property and equipment.

        Our financing activities provided $2.4 million of cash in the six months ended June 30, 2008, including $2.2 million of proceeds from the sale of common stock in connection with our ESPP and $0.4 million of proceeds from the exercise of stock options. These proceeds were partially offset by $0.1 million used for payments on our capital leases for office equipment and $0.1 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting.

        Based on our current expectations, we believe our cash, cash equivalents, marketable debt securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. Additionally, during the second quarter of 2008 we transferred our held-to-maturity marketable securities and investments to the available-for-sale category. This change allows us to better take advantage of investing, acquisition and related opportunities. It is difficult to predict future liquidity requirements with certainty, and the rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing operations, to improve our internal control environment and for other general corporate activities, as well as to vigorously defend against existing and potential litigation. See Note 15 to our condensed consolidated financial statements.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act") as of June 30, 2008. The term "disclosure controls and procedures," as defined in Rule 13a-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

        In our Management's Report on Internal Control over Financial Reporting filed with our Annual Report on Form 10-K for the year ended December 31, 2007, we reported material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). During the quarter ended June 30, 2008, we continued to design enhancements to our controls and implemented a number of changes to address the reported material weaknesses.

        We are continuing to refine the processes and review procedures associated with the accounting for stock-based compensation. Specifically the refinements include enhanced communication and awareness of modifications to awards across a larger cross-functional audience. While we believe that the cumulative effect of the modifications we have implemented and tested through June 30, 2008 have improved our controls relating to our accounting for stock-based compensation, we believe that we have not fully remediated the material weakness as of June 30, 2008.

        Although we continued to make progress this quarter, we believe that the material weakness relating to financial statement preparation and review procedures has not yet been fully remediated as of June 30, 2008. Therefore, we have concluded that our disclosure controls and procedures were not effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting

        We discuss below the material changes to our internal control over financial reporting relating to the two reported material weaknesses and the remediation steps we are taking through the end of 2008.

Inadequate financial statement preparation and review procedures.

        During the quarter ended June 30, 2008, we initiated several programs and enhanced processes and systems in order to improve our financial statement preparation and review procedures as set forth below:

  •
  Initiated cost center reporting within our enterprise resource planning ("ERP") system for the comparison of actual costs to budget.

  •
  Initiated efforts to improve the quarterly internal financial review of our international operations. Specifically, we have hired an international financial analyst to perform regular detailed reviews of the international accounts. In addition, we have standardized the financial information presented in the quarterly review package, which will allow for more thorough analytical review.

  •
  Initiated the process of creating a standardized monthly management reporting package that will report on certain defined business and financial metrics at the functional group level. This reporting will give the executive management team better insight into our results of operations and operational performance.

  •
  Implemented a formal joint review process of our quarterly results of operations by our Accounting and Financial Planning and Analysis Departments.

  •
  During the month of May we created a new senior level role within the accounting group (Assistant Corporate Controller). The position has been filled with a certified public accountant who has been with the Company for three years. His chief responsibility is to oversee all of the domestic and international accounting functions of the Company. This will strengthen the Company's internal control by introducing a new layer of detailed review of the Company's accounting transactions.

        In addition, during the month of May, we announced that our Director of Business Process Improvement has also assumed the role of Corporate Controller and Vice President of Finance. This will allow for better integration of the improvement to our financial systems and business processes within our financial reporting process. Because the Corporate Controller is now directly involved in the cross-functional discussions concerning the Company's business processes, he will now be better able to coordinate improved automation of the Company's ERP system. With increased automation, the Company will be able to reduce the inherent control risks associated with manual processes.

        We continued to dedicate resources within the finance, human resources and information technology organizations to develop and implement continued improvements and enhancements to our ERP system and other internal systems and processes that impact our financial statement preparation and review procedures.

        Although we made improvements in our financial statement preparation and review procedures in the quarter, we continue work on further enhancing and automating our systems and processes and thus continue to strengthen our internal control over financial reporting. Some of the corrective actions with respect to financial statement preparation and review procedures that we currently intend to take include:

  •
  Deploy and implement an automated web-based product configuration and quoting tool to allow our sales organization to provide accurate and timely quotes to our customers. By automating our quoting process, we will improve the accuracy of transactional information that feeds into the Company's ERP system, resulting in fewer manual accounting adjustments needed to properly record a transaction in the Company's general ledger.

  •
  Continue to enhance and modify as appropriate our accounting policies, procedures and documentation to provide reasonable assurance that our control objectives are met.

  •
  Enhance our ERP system for customer maintenance invoicing, tax calculations and exemption status, approvals for the payment of invoices and the reporting of accounts payable to provide reasonable assurance of the complete and accurate recording of these accounts in the general ledger and financial statements. These enhancements will also reduce the amount of manual transactions (and the inherent increased control risks that manual processes contain as opposed to automated processes). The reduction of manual transactions will allow us to complete our close cycles more quickly, which in turn will allow more time to review and analyze the details of the recorded transactions and insure that all transactions have been properly recorded.

  •
  Improve the quality and accuracy of data in our human resources ERP system and allow the accounting function to rely on certain data when determining the amounts of period-end accrual balances required to properly reflect our accounting records.

  •
  Design an automated process and enhance our ERP system to eliminate the remaining manual creation and processing of invoices for customers.

  •
  Streamline the account payables accrual reconciliation process so that adjustments to accruals are captured upon receipt of payment for the payables covered by the accruals.

  •
  Hire additional resources in our tax department.

  •
  Hire a Chief Information Officer to manage and continually enhance our financial and other systems that impact our transaction and financial reporting processes.

        The foregoing corrective actions will affect all accounts. We expect to implement these corrective actions in the third and fourth quarters of 2008.

        We will continue to evaluate, design and implement additional policies, procedures and controls as required during the remediation of this material weakness. None of the aforementioned projects for either of the reported items above, whether completed or contemplated through year-end, are expected to result in any material incremental costs to be incurred by us.

Inadequate controls over the accounting for stock-based compensation.

        During the quarter ended June 30, 2008, we initiated several programs and enhanced processes and systems in order to improve our accounting for stock-based compensation procedures as set forth below:

  •
  Implemented a cross-functional review process that includes communication with and sign-off by both the legal and human resources departments to ensure modifications to awards are properly identified and verified.

  •
  On a quarterly basis, senior management and the Audit Committee are provided with a report on all modifications to awards that occurred in the period.

        We continue to refine the processes and review procedures associated with the accounting for stock-based compensation. Although we believe that the cumulative effect of the changes we have implemented and tested through June 30, 2008 have improved our controls to provide reasonable assurance that our accounting for stock-based compensation is accurate, we believe that the controls have not been in place for a long enough period to enable us to determine that the material weakness over accounting for stock-based compensation has been remediated.

        Except as described above, there was no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        We are a party to the legal proceedings described in Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material developments with respect to the legal proceedings during the quarter ended June 30, 2008 other than as set forth below.

        The United States District Court for the District of Massachusetts has scheduled a hearing for September 18, 2008 on the defendants' motion to dismiss the Amended Consolidated Complaint in the 2002 Securities Litigation.

        By letter dated April 23, 2008, Broadvox requested that we assume the defense on its behalf of a patent infringement case filed in the United States District Court for the District of Kansas by Sprint Communications against Broadvox. We have agreed, subject to certain conditions, to assume the defense of Broadvox in this litigation to the extent the claims result from its use of Sonus products.

        A court-ordered mediation in the C2 patent litigation was held on May 29, 2008. On July 3, 2008, the defendants filed motions for summary judgment asserting that the C2 patent is invalid. On July 29, 2008, C2 filed oppositions to the motions for summary judgment.

        On July 15, 2008, the parties agreed to settle the employment claim brought by James Collier against us. The settlement will not have a material impact on our financial position or results of operations.

        For a more detailed discussion of our legal proceedings, please see Note 15 to our condensed consolidated financial statements.

Item 1A.    Risk Factors

        Investing in our common stock involves a high degree of risk. Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are descriptions of certain risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in "Part I, Item 1A. Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

We may continue to incur net losses.

        We have incurred significant losses since inception and, at June 30, 2008, had an accumulated deficit of $751.2 million. Although we achieved profitability on an annual basis in fiscal 2006, fiscal 2005 and fiscal 2004, we have incurred a net loss in fiscal 2007 and may incur additional losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

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

  •
  a general economic downturn that impacts the purchasing decisions of our significant customers or the timing and size of their orders;

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

  •
  continued activism by any single large stockholder or combination of stockholders;

  •
  the addition or loss of any major customer;

  •
  consolidation in the telecommunications industry; changes in the financial condition or anticipated capital expenditure purchases of any existing or potential major customer;

  •
  economic conditions for the telecommunications, networking and related industries;

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

  •
  securities and other litigation; and

  •
  announcement of a stock split, reverse stock split, stock dividend or similar event.

We expect that a majority of our revenue will be generated from a limited number of customers and we will not be successful if we do not grow our customer base.

        To date, we have shipped our products to a limited number of customers. We expect that in the foreseeable future, the majority of our revenue will continue to depend on sales of our products to a limited number of customers. One customer contributed approximately 38% of our revenue in the six months ended June 30, 2008. One customer contributed approximately 32% of our revenue in fiscal 2007. Three customers each contributed more than 10% of our revenue in fiscal 2006, or approximately 43% of our revenue in the aggregate. Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by:

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

  •
  difficulties we may incur in meeting customers' delivery requirements; or

  •
  economic conditions that discourage potential new customers from making the capital investments required to adopt new technologies.

        The loss of any of our significant customers or any substantial reduction in purchase orders from these customers could materially and adversely affect our financial position and results of operations. If we do not expand our customer base to include additional customers that deploy our products in operational commercial networks, our business, operating results and financial position could be materially and adversely affected.

If we fail to compete successfully against incumbent telecommunications equipment companies, our ability to increase our revenues and sustain profitability will be impaired.

        Competition in the telecommunications market is intense. This market has historically been dominated by large incumbent telecommunications equipment companies, such as Alcatel-Lucent, NEC, Nortel Networks, Nokia Siemens, Huawei and Ericsson, all of which are our direct competitors. We also face competition from other large telecommunications and networking companies, including Cisco Systems, some of which have entered our market by acquiring companies that design competing products. Alcatel and Lucent completed their merger, Siemens has combined its networking business with Nokia's networking business and other competitors may also merge, intensifying competition. Additional competitors with significant financial resources also may enter our markets and further intensify competition.

        Many of our current and potential competitors have significantly greater selling and marketing, technical, manufacturing, financial and other resources than we have. Further, some of our competitors sell significant amounts of other products to our current and prospective customers and have the ability to offer lower prices to win business. Our competitors' broad product portfolios, coupled with already existing relationships, may cause our customers to buy our competitors' products or harm our ability to attract new customers.

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

The market for voice infrastructure products for the public network is evolving and our business will suffer if it does not develop as we expect.

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

        International revenues approximated $30 million in the six months ended June 30, 2008, and $85 million and $78 million in fiscal 2007 and fiscal 2006, respectively, and we intend to expand our sales in international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues. We have limited experience marketing, distributing and supporting our products internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including:

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

Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment.

        Economic conditions worldwide have from time to time contributed to slowdowns in the communications and networking industries at large, as well as to specific segments and markets in which we operating, resulting in:

  •
  reduced demand for our products as a result of continued constraints on information technology-related capital spending by our customers, particularly service providers;

  •
  increased price competition for our products, not only from our competitors;

  •
  risk of excess and obsolete inventories; and

  •
  higher overhead costs as a percentage of revenue and higher interest expense.

        Recent turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, particularly the continuing tension in and surrounding Iraq, and changes in energy costs may continue to put pressure on global economic conditions. Our operating results and our ability to expand into other international markets may also be affected by changing economic conditions particularly germane to that segment or to particular customer markets within that segment. If global economic and market conditions, or economic conditions in the United States or other key markets, deteriorate, we may experience material impacts on our business, operating results and financial condition.

We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.

        Because a portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the United States where we often sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials from sources outside the United States.

Man-made problems such as computer viruses or terrorism may disrupt our operations and harm our operating results.

        Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results and financial condition. Efforts to limit the ability of malicious third parties to disrupt the operations of the Internet or undermine our own security efforts may meet with resistance. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the United States and other countries and create further uncertainties or otherwise materially harm our business, operating results and financial condition. Likewise, events such as widespread blackouts could have similar negative impacts. The extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

Provisions of our stockholder rights plan, charter documents and Delaware law have anti-takeover effects that could prevent a change of control.

        We adopted a three-year limited duration stockholder rights plan, commonly referred to as a "poison pill," on June 26, 2008. The stockholder rights plan is designed to protect stockholders, to the extent possible, from a creeping acquisition and other tactics to gain control of us without offering all stockholders an adequate price and control premium. Under the stockholder rights plan, the acquisition of 15% or more of our outstanding common stock by any person or group (which includes for this purpose common stock referenced in derivative transactions or securities), unless approved by our Board of Directors, will trigger the right of our stockholders (other than the acquirer of 15% or more of our common stock) to acquire additional shares of our common stock, and, in certain cases, the shares of the potential acquirer, having a market value of twice the exercise price of each right. A person or group who beneficially owned 15% or more of the outstanding shares of our common stock prior to the adoption of the stockholder rights plan did not cause the rights to become exercisable upon adoption of the stockholder rights plan. However, such person or group will cause the rights to become exercisable (subject to certain limited exceptions) if it becomes the beneficial owner of additional shares of our common stock or its beneficial ownership decreases below 15% and subsequently increases to 15% or more. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our stockholder rights plan could make it more difficult for a third-party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding that acquisition.

        In addition, provisions of our amended and restated certificate of incorporation, our amended and restated by-laws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

Actions that may be taken by significant stockholders may divert the time and attention of our board of directors and management from our business operations.

        Campaigns by significant investors to effect changes at publicly traded companies have increased in recent years. Legatum Capital Limited ("Legatum"), which collectively beneficially own approximately 24% of our outstanding common stock, has sent letters to our Board of Directors suggesting, among other things, that we increase the size of our Board of Directors and add representatives of Legatum to the Board. Legatum may seek to implement this proposal by soliciting proxies directly from our stockholders in connection with our 2009 Annual Meeting. We have recently discussed with Legatum the possible nomination of mutually acceptable nominees to our Board of Directors. If a proxy contest were to be pursued by Legatum, or any other stockholder, it could result in substantial expense to us and consume significant attention of our management and Board of Directors. In addition, there can be no assurance that any stockholder will not pursue actions to effect changes in the management and strategic direction of the Company, including through the solicitation of proxies from our stockholders.

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

        Through the documentation, testing and assessment of our internal control over financial reporting pursuant to the rules promulgated by the SEC under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K, management has concluded that our disclosure controls and procedures and our internal control over financial reporting had material weaknesses as of December 31, 2007. Our inability to remedy such material weaknesses promptly and effectively could have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly and annual reporting requirements in a timely manner. Prior to the elimination of these material weaknesses, there remains risk that the controls on which we currently rely will fail to be sufficiently effective, which could result in a material misstatement of our financial position or results of operations and require a restatement. In addition, even if we are successful in strengthening our controls and procedures, such controls and procedures may not be adequate to prevent or identify irregularities or facilitate the fair presentation of our financial statements or SEC reporting.

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

        We historically have used stock options as a significant component of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. In 2007, our stockholders approved a new stock incentive plan which includes a limited amount of shares to be granted under the plan. The limited number of shares available for use as equity incentives to employees may make it more difficult for us to attract, retain and motivate key personnel.

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

        We have made significant changes in our senior management team, including the hiring of a new President and Chief Executive Officer in the second quarter of fiscal 2008. Because of these significant changes, our management team may not be able to work together effectively to successfully develop and implement our business strategies. In addition, management will need to devote significant attention and resources to preserve and strengthen relationships with employees, customers and the investor community. If our new management team is unable to achieve these goals, our ability to grow our business and successfully meet operational challenges could be impaired.

If we fail to hire and retain needed personnel, the implementation of our business plan could slow or our future growth could halt.

        Our business depends upon highly skilled technical, managerial, engineering, sales, marketing and customer support personnel. Competition for these personnel is intense. Any failure to hire, assimilate in a timely manner and retain needed qualified personnel, particularly engineering and sales personnel, could impair our growth and make it difficult to meet key objectives, such as timely and effective product introductions.

        Our future success depends upon the continued services of our executive officers who have critical industry experience and relationships that we rely on to implement our business plan. None of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our officers or key employees could delay the development and introduction of, and negatively impact our ability to sell, our products and achieve our business objectives.

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

        On June 14, 2006, C2 Communications sued AT&T, Inc., Verizon Communications, Inc., Qwest, Bellsouth, Sprint Nextel Corporation, Global Crossing and Level 3 in the Eastern District of Texas, Marshall Division. C2 Communications has alleged that each of the defendants infringe U.S. Patent No. 6,243,373 entitled "Method and Apparatus for Implementing a Computer Network Internet Telephone System." We have agreed, subject to certain conditions, to assume the defense of Qwest, Global Crossing and Level 3 in this litigation to the extent the claim results from their use of products purchased from us. On December 3, 2007, the Court held a pre-trial, or Markman hearing, on the claim construction of the patent. The court has scheduled the trial date for September 2008. Court-ordered mediation was held on May 29, 2008 and July 18, 2008. On June 13, 2008, the Court issued its Memorandum Opinion and Order on the claim construction of the C2 patent. On July 3, 2008, the defendants filed motions for summary judgment asserting that the C2 patent is invalid. We believe that the defendants have substantial legal and factual defenses to the infringement claim, which we intend to pursue vigorously on behalf of the defendants for whom we have agreed to assume defense of the litigation. However, there is no assurance any of the defendants will prevail in defending this action. There also can be no assurance that we will not be required to indemnify any of the defendants from any judgment of infringement rendered against them. We may be required to devote significant time and resources in connection with assuming the defense of the claim of infringement on behalf of the defendants for whom we have agreed to assume defense of the litigation. An adverse outcome with respect to the claim and our indemnification could have a material adverse impact on our business, operating results and financial condition.

        On January 24, 2008, Sprint Communications sued two of our customers, Broadvox and Nuvox, in the District of Kansas for patent infringement. The Company has agreed, subject to certain conditions, to assume the defense of this litigation on behalf of Broadvox to the extent the claims result from its use of Sonus products. There also can be no assurance that we will not be required to indemnify Broadvox or Nuvox from any judgment of infringement rendered against them.

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

  •
  incur debt or assume liabilities;

  •
  incur significant impairment charges related to the write-off of goodwill and intangible assets;

  •
  incur significant amortization expenses related to intangible assets; or

  •
  incur large and immediate write-offs for in-process research and development and stock-based compensation.

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

If our intangible assets or goodwill become impaired we may be required to record a significant charge to earnings.

        Under generally accepted accounting principles, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, a significant change in circumstances relative to a large customer, a significant decline in our stock price for a sustained period and a decline in our market capitalization to below net book value. In connection with the preparation of our financial statements for the second quarter of fiscal 2008, we identified several impairment indicators related to the intangible assets and goodwill allocated to Zynetix and performed an assessment of the carrying value of these assets. As a result of this assessment, we recorded impairment charges aggregating $3.6 million. We may be required to record a significant charge to earnings in our financial statements in future periods if any additional impairment of our intangible assets or goodwill is determined, negatively impacting our results of operations.

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

        Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or interpretations thereof. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Our payroll tax returns were selected for audit in connection with our stock option review and we settled this audit in the second quarter of 2008. In addition, we are subject to the potential for examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these potential examinations will not have an adverse effect on our operating results and financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We have not announced any currently effective authorization to repurchase shares of our common stock. However, upon vesting of restricted stock awards, employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. The following table summarizes repurchases of our common stock during the second quarter of fiscal 2008, which represent shares returned to satisfy tax withholding obligations:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2008 to April 30, 2008	474	$3.93	—	—
May 1, 2008 to May 31, 2008	813	$4.46	—	—
June 1, 2008 to June 30, 2008	14,483	$3.65	—	—

Total	15,770	$3.70	—	—

Item 4.    Submission of Matters to a Vote of Security Holders

        The 2008 Annual Meeting of Shareholders of Sonus Networks, Inc. was held on June 20, 2008 at The Westford Regency Inn and Conference Center, 219 Littleton Road, Westford, Massachusetts 01886. Of the 271,135,236 shares outstanding as of April 24, 2008, the record date, 252,880,223 shares (93.3%)

were present or represented by proxy at the meeting. The results of the votes on each of the proposals are as follows:

1.
Election of three Directors, each to hold office until the 2011 Annual Meeting of Shareholders, and until his successor is qualified.

	Number of Shares
	For	Withheld
Hassan M. Ahmed	145,781,397	107,098,826
John P. Cunningham	144,486,931	108,393,292
Paul J. Severino	141,802,266	111,077,957

  In addition to the directors listed above who were elected at the 2008 Annual Meeting of Shareholders, the terms of Edward T. Anderson, Howard E. Janzen, Richard N. Nottenburg and H. Brian Thompson continued after the meeting.

2.
Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

Number of Shares
For	248,957,168
Against	3,295,267
Abstained	627,788

Item 6.    Exhibits

Exhibit Number		Description
3.1		Fourth Amended and Restated Certificate of Incorporation of Sonus Networks, Inc., as amended.
4.1	(a)

Rights Agreement, dated June 26, 2008, between the Company and American Stock Transfer & Trust Company, LLC, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and Exhibit C thereto a Summary of Rights to Purchase Shares of Preferred Stock.
10.1	(b)	Employment Agreement between Sonus Networks, Inc. and Richard J. Nottenburg accepted on May 16, 2008.
10.2	(c)	Summary of Fiscal 2008 Bonus Program.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)
Incorporated by reference from the Registrant's Current Report on Form 8-K (File No. 000-30229), filed with the Securities and Exchange Commission on June 27, 2008.

(b)
Incorporated by reference from the Registrant's Current Report on Form 8-K (File No. 000-30229), filed with the Securities and Exchange Commission on May 20, 2008.

(c)
Incorporated by reference from the Registrant's Current Report on Form 8-K (File No. 000-30229), filed with the Securities and Exchange Commission on June 10, 2008.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2008	SONUS NETWORKS, INC.
	By:	/s/ RICHARD J. GAYNOR Richard J. Gaynor Chief Financial Officer (Principal Financial Officer)
	By:	/s/ WAYNE PASTORE Wayne Pastore Vice President, Finance and Corporate Controller (Principal Accounting Officer)

 EXHIBIT INDEX

Exhibit Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of Sonus Networks, Inc., as amended.
4.1(a)

Rights Agreement, dated June 26, 2008, between the Company and American Stock Transfer & Trust Company, LLC, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and Exhibit C thereto a Summary of Rights to Purchase Shares of Preferred Stock.
10.1(b)	Employment Agreement between Sonus Networks, Inc. and Richard J. Nottenburg accepted on May 16, 2008.
10.2(c)	Summary of Fiscal 2008 Bonus Program.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)
Incorporated by reference from the Registrant's Current Report on Form 8-K (File No. 000-30229), filed with the Securities and Exchange Commission on June 27, 2008.

(b)
Incorporated by reference from the Registrant's Current Report on Form 8-K (File No. 000-30229), filed with the Securities and Exchange Commission on May 20, 2008.

(c)
Incorporated by reference from the Registrant's Current Report on Form 8-K (File No. 000-30229), filed with the Securities and Exchange Commission on June 10, 2008.

QuickLinks

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
  PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX