Form 10-Q
period 2008-09-30
SONUS NETWORKS INC
filed 2008-11-06
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        As of October 30, 2008, there were 272,364,942 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

SONUS NETWORKS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$113,132	$118,933
Marketable securities	204,600	207,088
Accounts receivable, net of allowance for doubtful accounts of $1,336 and $474 at September 30, 2008 and December 31, 2007, respectively	42,781	84,951
Inventory	49,109	45,560
Deferred income taxes	22,845	30,683
Litigation settlement escrow	—	25,000
Insurance receivable—litigation settlement	—	15,328
Other current assets	20,425	18,842

Total current assets	452,892	546,385
Property and equipment, net	18,023	18,459
Intangible assets, net	3,784	2,607
Goodwill	6,247	8,397
Investments	86,986	66,568
Deferred income taxes	64,075	49,296
Other assets	6,793	2,338

Total assets	$638,800	$694,050

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,937	$17,379
Accrued expenses	26,860	39,980
Accrued litigation settlements	9,600	40,000
Current portion of deferred revenue	73,295	82,743
Current portion of long-term liabilities	946	1,079

Total current liabilities	125,638	181,181
Deferred revenue	15,229	16,462
Deferred income taxes	259	760
Long-term liabilities	2,240	2,061

Total liabilities	143,366	200,464

Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized; 274,639,691 and 272,565,951 shares issued; 272,342,781 and 270,269,041 shares outstanding at September 30, 2008 and December 31, 2007, respectively	275	273
Additional paid-in capital	1,264,746	1,244,232
Accumulated deficit	(770,810)	(751,920)
Accumulated other comprehensive income	1,490	1,268
Treasury stock, at cost; 2,296,910 common shares	(267)	(267)

Total stockholders' equity	495,434	493,586

Total liabilities and stockholders' equity	$638,800	$694,050

See notes to condensed consolidated financial statements (unaudited).

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue:
Product	$36,710	$54,485	$149,745	$158,283
Service	25,474	21,285	73,856	64,037

Total revenue	62,184	75,770	223,601	222,320

Cost of revenue:
Product	11,600	21,126	46,563	61,661
Service	11,396	9,279	33,681	27,421

Total cost of revenue	22,996	30,405	80,244	89,082

Gross profit	39,188	45,365	143,357	133,238

Operating expenses:
Research and development	17,885	21,008	56,443	61,826
Sales and marketing	17,169	19,330	54,762	63,444
General and administrative	21,507	14,118	44,430	42,316
Litigation settlements	19,100	40,000	19,100	40,000

Total operating expenses	75,661	94,456	174,735	207,586

Loss from operations	(36,473)	(49,091)	(31,378)	(74,348)
Interest expense	(204)	(40)	(257)	(120)
Interest income	2,897	4,478	10,097	13,622
Other income	2	2,024	387	1,088

Loss from continuing operations before income taxes	(33,778)	(42,629)	(21,151)	(59,758)
Income tax benefit	14,759	16,003	6,569	22,508

Loss from continuing operations	(19,019)	(26,626)	(14,582)	(37,250)
Loss from discontinued operations, net of tax	(563)	(146)	(4,308)	(476)

Net loss	$(19,582)	$(26,772)	$(18,890)	$(37,726)

Net loss per share:
Basic
Loss from continuing operations	$(0.07)	$(0.10)	$(0.05)	$(0.14)
Loss from discontinued operations	—	—	(0.02)	—

Net loss	$(0.07)	$(0.10)	$(0.07)	$(0.14)

Diluted
Loss from continuing operations	$(0.07)	$(0.10)	$(0.05)	$(0.14)
Loss from discontinued operations	—	—	(0.02)	—

Net loss	$(0.07)	$(0.10)	$(0.07)	$(0.14)

Shares used in computing net loss per share:
Basic	271,619	262,913	271,121	260,834
Diluted	271,619	262,913	271,121	260,834

See notes to condensed consolidated financial statements (unaudited).

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(18,890)	$(37,726)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	9,273	9,994
Amortization of intangible assets	852	284
Stock-based compensation	17,688	35,115
Impairment of intangible assets and goodwill	3,630	—
Deferred income taxes	(7,100)	(17,152)
Decrease in fair value of modified stock options held by former employees	—	(1,088)
Loss on disposal of property and equipment	157	12
Changes in operating assets and liabilities:
Accounts receivable	42,631	(1,512)
Inventory	(7,828)	(8,991)
Insurance receivable—litigation settlement	15,328	—
Other operating assets	3,189	(3,620)
Accounts payable	(4,107)	1,869
Accrued expenses, deferred rent and accrued restructuring expenses	(16,016)	(12,565)
Litigation settlement liability	(30,400)	40,000
Deferred revenue	(11,350)	(2,253)

Net cash provided by (used in) operating activities	(2,943)	2,367

Cash flows from investing activities:
Purchases of property and equipment	(6,968)	(8,955)
Business acquisitions, net of cash acquired	(4,909)	(8,825)
Purchases of available-for-sale marketable securities	(156,866)	(67,958)
Sale/maturities of available-for-sale marketable securities	133,825	70,358
Purchases of held-to-maturity marketable securities	(123,851)	(249,126)
Maturities of held-to-maturity marketable securities	128,215	277,704
Decrease in litigation settlement escrow	25,000	—
Decrease in restricted cash	—	261

Net cash provided by (used in) investing activities	(5,554)	13,459

Cash flows from financing activities:
Sale of common stock in connection with employee stock purchase plan	3,756	5,613
Proceeds from exercise of stock options	425	26,183
Repayment of notes payable to Zynetix Limited former shareholders	—	(335)
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(1,236)	(399)
Principal payments of capital lease obligations	(166)	(148)

Net cash provided by financing activities	2,779	30,914

Effect of exchange rate changes on cash and cash equivalents	(83)	999

Net increase (decrease) in cash and cash equivalents	(5,801)	47,739
Cash and cash equivalents, beginning of period	118,933	44,206

Cash and cash equivalents, end of period	$113,132	$91,945

Supplemental disclosure of cash flow information:
Interest paid	$257	$123
Income taxes paid	$1,520	$2,807
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$976	$1,243
Property and equipment acquired under capital lease	$1,083	$247

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

        In the third quarter of 2008, the Company committed to a plan to sell its Zynetix Limited ("Zynetix") subsidiary, which the Company had acquired on April 13, 2007 (see Note 5). The Company is currently in negotiations regarding the sale of Zynetix. The results of operations of Zynetix have been reclassified and reported as discontinued operations for all periods presented, including in the notes to these financial statements.

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

Income Tax Benefit

        The Company records its tax provision (benefit) on an interim basis using the estimated annual effective tax rate. This rate is applied to the current period ordinary income or loss to determine the income tax provision or benefit allocated to the interim period. Losses from jurisdictions for which no benefit can be realized are excluded from the overall estimated effective tax rate. The income tax effects of significant unusual and infrequent items are recognized in the impacted interim period as discrete items. The estimated annual effective tax rate is significantly impacted by the amount of nondeductible expenses and projected earnings in the various tax jurisdictions. Adjustments are recognized in the period that such estimates are revised.

        During the three and nine months ended September 30, 2008, a number of discrete events occurred which impacted the net tax benefit recognized. These events include legal settlements, disqualifying dispositions of stock options, cancellations or forfeitures of stock-based compensation awards and deductions for stock option exercises that are less than the previously recognized deferred tax asset for such awards. The net effect of these discrete items for the nine months ended September 30, 2008 was a $6.2 million benefit corresponding to approximately $16 million of charges incurred. The incremental tax benefit related to discontinued operations was $764,000 for the nine months ended September 30, 2008.

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

        Revenue from consulting, custom development and other professional-services-only engagements is recognized as services are rendered provided all other revenue recognition criteria have been met.

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

        In fiscal 2008, the Company began to enter into arrangements to deliver software or a software system, either alone or combined with other products or services, that require significant production, modification or customization. The Company is accounting for these arrangements under AICPA Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts ("SOP 81-1"). For arrangements accounted for under SOP 81-1, all development costs are deferred until the related revenue is recognized. The current arrangements are recognized using the completed contract method; however, the Company will use the percentage-of-completion method when it has established a history of making dependable estimates under that method. During both the three and nine months ended September 30, 2008, the Company recognized approximately $480,000 of revenue and $97,000 of costs for arrangements accounted for under SOP 81-1.

(3) NET INCOME (LOSS) PER SHARE

        Net income (loss) per share is computed in accordance with SFAS No. 128, Earnings per Share. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive. Potential dilutive common shares consist of common stock issuable upon the exercise of stock options under the Company's stock compensation plans and are computed using the treasury stock method.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(3) NET INCOME (LOSS) PER SHARE (Continued)

        The calculation of shares used in computing basic and diluted net loss per share is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Weighted average shares outstanding—basic	271,619	262,913	271,121	260,834
Potential dilutive common shares	—	—	—	—

Weighted average shares outstanding—diluted	271,619	262,913	271,121	260,834

        The calculations above for the periods ended September 30, 2008 and 2007 exclude options to purchase an aggregate of approximately 39.1 million shares of common stock and 41.9 million shares of common stock, respectively, as their effect would be antidilutive.

(4) COMPREHENSIVE LOSS

        Sonus' comprehensive loss for the three and nine months ended September 30, 2008 and 2007 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net loss	$(19,582)	$(26,772)	$(18,890)	$(37,726)
Other comprehensive income (loss):
Foreign currency translation adjustments	455	1,442	696	1,345
Unrealized loss on transfer of held-to-maturity marketable debt securities to available-for-sale, net of tax	—	—	(33)	—
Unrealized loss on marketable debt and equity securities classified as available-for-sale, net of tax	(740)	—	(441)	—

Comprehensive loss	$(19,867)	$(25,330)	$(18,668)	$(36,381)

(5) BUSINESS ACQUISITIONS

Atreus Systems, Inc.

        On April 18, 2008, the Company completed the acquisition of Atreus Systems, Inc., a privately-held company with its principal office located in Ottawa, Canada (collectively with its subsidiaries, "Atreus"). Atreus is a supplier of service provisioning software for Voice over IP ("VoIP") and IP Multimedia Subsystem ("IMS")-based services. In consideration, the Company paid the selling stockholders $4.7 million and incurred $0.2 million of transaction costs. The Company believes that the addition of Atreus solutions to the Sonus product portfolio will allow Sonus to provide comprehensive integration services for operators' growing IP-service portfolios. The operating results of Atreus have been included in the Company's condensed consolidated financial statements for the periods subsequent to its acquisition.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) BUSINESS ACQUISITIONS (Continued)

        A summary of the transaction is as follows (in thousands):

Consideration:
Cash paid, net of cash acquired of $108	$4,692
Transaction costs	217

Total consideration	$4,909

Preliminary allocation of the purchase consideration:
Current assets	$3,210
Other assets	390
Identifiable intangible assets:
Developed technology	2,500
Customer relationships	1,000
Order backlog	300
Goodwill	538
Current liabilities	(3,029)

$4,909

        Current assets acquired primarily consist of accounts receivable. Other assets acquired primarily consist of noncurrent unbilled accounts receivable. Current liabilities assumed primarily consist of accrued expenses, accounts payable and deferred revenue. Current liabilities also include $0.7 million for employee severance costs, of which approximately $67,000 remained unpaid at September 30, 2008. The Company expects the remaining amounts to be paid by the second quarter of fiscal 2009.

        The preliminary amounts assigned to identifiable intangible assets acquired were based on their respective fair values determined as of the acquisition date. The Company is currently in the process of gathering all information necessary to finalize its purchase price allocation. Accordingly, adjustments to the preliminary amounts are possible. The Company is amortizing these identifiable intangible assets using the straight-line method over their respective useful lives, which range from one to four years (see Note 9). The excess of the purchase price over net assets acquired was recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the goodwill will not be amortized, but will instead be tested for impairment at least annually. The goodwill is not deductible for income tax purposes. Pro forma results of operations are not presented as the amounts are not material to the Company's historical results.

Zynetix Limited

        In connection with the acquisition of all of the issued share capital of Zynetix in April 2007, the share purchase agreement, as amended, included two additional potential payments (the "earnouts") to the selling shareholders: (1) £1,500,000 (U.S. $2.7 million at September 30, 2008) payable on December 31, 2008 (the "2008 earnout"); and (2) 175,000 shares of Sonus common stock (fair value of U.S. $0.5 million at September 30, 2008) deliverable on April 30, 2009 (the "2009 earnout"), both contingent upon the business achieving certain predetermined financial and business metrics related to

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) BUSINESS ACQUISITIONS (Continued)

revenue, operating expenses and customer trials. The shares of common stock were placed into escrow and would be released if the earnout metrics were achieved.

        The Company is presently in negotiations to sell Zynetix (see Note 6). As of September 30, 2008, the Company had proposed to settle the 2008 earnout by paying £650,000 (U.S. $1.2 million at September 30, 2008) in cash and releasing the remaining £100,000 held in escrow to the selling shareholders and had proposed to settle the 2009 earnout by releasing the 175,000 shares of Sonus common stock previously placed into escrow to the selling shareholders (collectively, the "earnout settlement"). The Company recorded a liability of $1.7 million related to the proposed earnout settlement at September 30, 2008, which is included as a component of Accrued expenses in the condensed consolidated balance sheet. The related expense is included as a component of General and administrative expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2008. On November 3, 2008, the Company consummated the proposed earnout settlement by releasing both the cash and the common stock to the selling shareholders.

        In connection with the preparation of its financial statements for the second quarter of fiscal 2008, the Company performed a review of the intangible assets and goodwill that were acquired with this acquisition and recorded impairment charges aggregating $3.6 million (see Note 9).

(6) DISCONTINUED OPERATIONS

        In the third quarter of 2008, the Company committed to a plan to sell its Zynetix subsidiary. The Company is currently in negotiations regarding the sale of Zynetix and expects the transaction to be completed in the fourth quarter of 2008.

        The Company accounts for its discontinued operations under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). The results of operations of Zynetix have been classified within in discontinued operations and include the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue	$646	$801	$1,143	$890

Loss before income taxes	$(611)	$(209)	$(5,072)	$(680)
Income tax benefit	48	63	764	204

Loss from discontinued operations, net of tax	$(563)	$(146)	$(4,308)	$(476)

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(6) DISCONTINUED OPERATIONS (Continued)

        Assets and liabilities of discontinued operations at September 30, 2008, are comprised of the following (in thousands):

Accounts receivable, net	$750
Inventory	282
Other current assets	113

Total current assets	$1,145

Accounts payable	$66
Accrued expenses	181
Current portion of deferred revenue	1,076

Total current liabilities	$1,323

(7) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS

        Cash equivalents and marketable securities are invested in debt and equity instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality credit instruments.

        On June 12, 2008, the Company transferred its held-to-maturity portfolio of debt securities, aggregating $373.1 million, to the available-for-sale category. The Company recorded, at the time of the transfer, approximately $33,000 of net unrealized losses on available-for-sale securities in Accumulated other comprehensive income, net of tax. Because the transfer did not qualify under the exemption provisions for the sale or transfer of held-to-maturity securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), the reclassification decision by the Company is deemed to have "tainted" the held-to-maturity category and, accordingly, it will not be permitted to prospectively classify any investment securities accounted for in accordance with SFAS 115 as held-to-maturity for an extended period. However, the Company does not intend to designate securities as held-to-maturity for the foreseeable future and believes that maintaining its securities in the available-for-sale category provides greater flexibility in the management of its overall investment portfolio. As a result of the transfer, there were no investments classified as held-to-maturity securities at September 30, 2008.

        Subsequent to the transfer of its held-to-maturity portfolio to the available-for-sale category, the Company sold $45.6 million of available-for-sale securities. The Company realized approximately $3,000 of gross gains in the three months ended September 30, 2008 and approximately $19,000 of gross gains and approximately $10,000 of gross losses in the nine months ended September 20, 2008 as a result of these sales on a specific identification basis. These amounts are included in the Company's condensed consolidated statements of operations for the respective periods.

        The Company's available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in Accumulated other comprehensive income, which is a separate component of stockholders' equity. At September 30, 2008, the amortized cost,

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(7) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

gross unrealized gains and losses and fair value of the Company's marketable debt and equity securities and investments were comprised of the following (in thousands):

	September 30, 2008
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Marketable securities
Equity securities	$137	$—	$(31)	$106
Debt securities available-for-sale:
U.S. government agency notes	167,723	264	(128)	167,859
Corporate debt securities	17,522	—	(89)	17,433
Commercial paper	19,259	—	(57)	19,202

	$204,641	$264	$(305)	$204,600

Investments
Debt securities available-for-sale:
Municipal obligations	$1,455	$—	$(9)	$1,446
U.S. government agency notes	58,920	6	(179)	58,747
Corporate debt securities	27,299	2	(508)	26,793

	$87,674	$8	$(696)	$86,986

        The amortized cost and fair value of fixed maturities at September 30, 2008 by contractual maturity were as follows (in thousands):

	Amortized cost	Fair value
Due in one year or less	$204,641	$204,600
Due after one year through two years	$87,674	$86,986

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(7) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

        At December 31, 2007, marketable debt and equity securities and investments consisted of the following (in thousands):

	December 31, 2007
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Marketable securities
Debt securities available-for-sale:
State and municipal obligations	$23,300	$—	$—	$23,300
Debt securities held to maturity:
U.S. government agency notes	81,950	211	(4)	82,157
Corporate debt securities	36,501	13	(35)	36,479
Commercial paper	65,200	146	(4)	65,342

	$206,951	$370	$(43)	$207,278

Investments
Debt securities held-to-maturity:
U.S. government agency notes	$47,614	$255	$(4)	$47,865
Corporate debt securities	18,954	82	(8)	19,028

	$66,568	$337	$(12)	$66,893

	Cost	Unrealized gains	Unrealized losses	Fair value
Equity securities available-for-sale	$137	$—	$—	$137

        A reconciliation of the Company's debt and equity securities to the amounts reported in the condensed consolidated balance sheets under the caption Marketable securities at December 31, 2007 is as follows (in thousands):

December 31, 2007
Debt securities carried at amortized cost	$206,951
Equity securities carried at fair value	137

$207,088

        The Company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157") as of January 1, 2008 for financial assets and financial liabilities. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(7) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

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

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets that are measured at fair value at September 30, 2008, which is comprised of the Company's available-for-sale debt and equity securities, and are reported under the captions Cash and cash equivalents, Marketable securities and Investments in the condensed consolidated balance sheet (in thousands):

		Fair value measurements at September 30, 2008 using:
	Total carrying value at September 30, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$94,721	$62,652	$32,069	$—

Marketable securities
Equity securities	$106	$106	$—	$—
U.S. government agency notes	167,859	—	167,859	—
Corporate debt securities	17,433	17,433	—	—
Commercial paper	19,202	—	19,202	—

	$204,600	$17,539	$187,061	$—

Investments				$—
Municipal obligations	$1,446	$—	$1,446	—
U.S. government agency notes	58,747	—	58,747	—
Corporate debt securities	26,793	26,793	—	—

	$86,986	$26,793	$60,193	$—

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(8) INVENTORY

        Inventory consists of the following (in thousands):

	September 30, 2008	December 31, 2007
On-hand final assemblies and finished goods inventory	$15,439	$19,102
Deferred cost of goods sold	41,780	30,018
Evaluation inventory	5,918	6,285

Inventory, gross	63,137	55,405
Evaluation inventory reserve	(5,918)	(6,285)
Excess and obsolescence reserve	(3,531)	(3,560)

Inventory, net	53,688	45,560
Less current portion	(49,109)	(45,560)

Long-term portion (included in Other assets)	$4,579	$—

(9) INTANGIBLE ASSETS AND GOODWILL

        The Company's intangible assets at September 30, 2008 and December 31, 2007 consist of the following (in thousands):

September 30, 2008	Weighted average useful life	Cost	Accumulated amortization	Net carrying value
Customer relationships	4.0 years	$968	$111	$857
Intellectual property	5.0 years	1,103	475	628
Developed technology	4.0 years	2,419	277	2,142
Order backlog	1.0 year	290	133	157

		$4,780	$996	$3,784

December 31, 2007	Weighted average useful life	Cost	Accumulated amortization	Net carrying value
Customer relationships	7.0 years	$1,415	$152	$1,263
Intellectual property	5.0 years	1,314	197	1,117
Trade name	3.0 years	303	76	227

		$3,032	$425	$2,607

        The Company amortizes its intangible assets over the estimated useful lives of the respective assets, which have a weighted average useful life of 4.0 years. Amortization expense related to intangible assets was $0.3 million and $0.9 million in the three and nine months ended September 30, 2008, respectively, and $0.1 million and $0.2 million in the three and nine months ended September 30, 2007, respectively. These amounts include $0.2 million of amortization expense for the nine months ended September 30, 2008, and $0.1 million and $0.2 million of amortization expense for the three and nine months ended September 30, 2007, respectively, that is reported as a component of Loss from

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(9) INTANGIBLE ASSETS AND GOODWILL (Continued)

discontinued operations, net of tax, in the condensed consolidated statements of operations. As a result of the impairment of intangible assets and goodwill allocated to the Zynetix reporting unit in the second quarter of fiscal 2008 described below, the net book values of these assets were reduced to zero at June 30, 2008 and accordingly, no amortization expense was recorded during the three months ended September 30, 2008.

        Estimated future amortization expense for intangible assets recorded by the Company at September 30, 2008 is as follows (in thousands):

Remainder of 2008	$338
2009	1,115
2010	1,036
2011	1,036
2012	259

$3,784

        Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The change in the carrying amount of goodwill during the nine months ended September 30, 2008 is as follows (in thousands):

Balance at January 1, 2008	$8,397
Acquisition of Atreus	538
Impairment of goodwill allocable to discontinued operations	(2,068)
Foreign currency translation adjustment	(620)

Balance at September 30, 2008	$6,247

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

        In connection with the preparation of the Company's financial statements for the second quarter of fiscal 2008 and update of its sales forecast for the second half of the fiscal year, the Company conducted its quarterly review for impairment indicators, during which it determined that there were no impairment indicators related to the intangible assets and goodwill allocated to the Sonus reporting unit. However, this review identified several indicators related to the intangible assets and goodwill allocated to the Zynetix reporting unit, including significant underperformance relative to plan or long-term projections. In response, the Company performed an assessment of the carrying value of its intangible assets and goodwill. Because these comparisons indicated that the intangible assets and

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(9) INTANGIBLE ASSETS AND GOODWILL (Continued)

goodwill were impaired, the Company recognized an impairment loss for the amount by which the carrying value of the intangible assets and goodwill allocated to the Zynetix reporting unit exceeded the related estimated or implied fair value. As a result, the Company recorded a charge to operations of $3.6 million for the write-down of intangible assets and goodwill. Of this charge, $1.5 million relates to intangible assets and $2.1 million relates to goodwill. As a result, the net book values of the intangible assets and goodwill attributable to the Zynetix reporting unit were reduced to zero at June 30, 2008. The impairment charge for the write-down of these assets is included as a component of Loss from discontinued operations, net of tax, in the Company's condensed consolidated statements of operations for the nine months ended September 30, 2008.

(10) ACCRUED EXPENSES

        Accrued expenses consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Employee compensation and related costs	$12,346	$20,892
Employee stock purchase plan	350	2,367
Earnout settlement	1,685	—
Professional fees	3,912	4,199
Royalties	1,019	2,373
Income taxes payable	183	1,442
Sales taxes payable	2,063	1,203
Other taxes	115	3,471
Other	5,187	4,033

	$26,860	$39,980

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

        On May 16, 2008, the Company appointed a new President and Chief Executive Officer ("Dr. Nottenburg"), effective June 13, 2008 (the "Commencement Date"). Pursuant to the terms of his employment agreement, the Company issued Dr. Nottenburg an option to purchase 500,000 shares of the Company's common stock at an exercise price of $4.75 per share, the closing price of the Company's common stock on June 16, 2008, the date of grant. Twenty-five percent of the shares subject to the option will vest on the first anniversary of the Commencement Date and the remaining 75% will vest in equal monthly increments thereafter through the fourth anniversary of the Commencement Date. Dr. Nottenburg was also granted 500,000 shares of restricted stock. Twenty-five percent of the shares of restricted stock will vest on the first anniversary of the Commencement Date and the

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(11) STOCK-BASED COMPENSATION (Continued)

remaining 75% will vest in equal increments semi-annually thereafter through the fourth anniversary of the Commencement Date.

        On January 15, 2009, Dr. Nottenburg will be granted an option to purchase 500,000 shares of the Company's common stock at an exercise price per share equal to the closing price of the Company's common stock January 15, 2009. Twenty-five percent of the shares subject to the option will vest on the first anniversary of the Commencement Date and the remaining 75% will vest in equal monthly increments thereafter through the fourth anniversary of the Commencement Date. On January 15, 2009, Dr. Nottenburg will also be granted 500,000 shares of restricted stock, of which 25% will vest on the first anniversary of the Commencement Date and the remaining 75% in equal increments semi-annually thereafter through the fourth anniversary of the Commencement Date. The grants of stock and options and the vesting of the awards described above are subject to Dr. Nottenburg's continued employment with the Company.

        Dr. Nottenburg will be entitled to two performance stock awards of 250,000 shares each upon the Company's achieving certain performance metrics between January 1, 2010 and December 31, 2012 as approved by the Compensation Committee of the Board of Directors. The Company will begin to record stock-based compensation expense at the time that it becomes probable that the respective performance conditions will be achieved.

        In November 2007, the Company granted the then-President and Chief Executive Officer ("Mr. Ahmed") 750,000 shares of restricted stock subject to certain accelerated vesting terms as set forth in his Retention and Restricted Stock Agreement dated as of November 14, 2007. On May 16, 2008, the vesting of 375,000 shares of the restricted stock awarded to Mr. Ahmed were accelerated through September 13, 2008, the completion date of Mr. Ahmed's required minimum transition assistance period and accordingly, the unrecognized expense of $1.9 million at May 16, 2008 related to these shares was amortized ratably through September 13, 2008, the accelerated vesting date and the last day of the minimum transition period.

        In October 2008, the Company entered into Executive Severance and Arbitration Agreements with seven executives of the Company (the "Executive Agreements"). The Executive Agreements provide for post-termination benefits in the event that any of the executives' employment is terminated by the Company or the executives for specified reasons. The post-termination benefits include 12-months accelerated vesting of unvested stock options and complete vesting of restricted stock. In addition, under each Executive Agreement, any stock options that are or become vested prior to the employment termination date of the executive will remain outstanding and exercisable for the shorter of three years following the employment termination date or the original remaining life of the stock options. The Company will record a charge in the fourth quarter of 2008 related to the modification and extension of the stock option exercise periods. The Company also granted an aggregate of 642,666 restricted shares of Sonus common stock to the executives. The shares will vest 25% on each of September 15, 2009 and September 15, 2010 and the remaining 50% will vest on September 15, 2011. The Company will record stock-based compensation expense for these shares over the requisite service periods, which end on September 15, 2011. In addition, the executives are entitled to three performance stock awards contingent upon the Company's achieving certain performance metrics for the three years ended December 31, 2010, 2011 and 2012, as approved by the Compensation Committee of the Board of Directors. The combined number of shares that could be awarded to the seven executives totals 320,334

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(11) STOCK-BASED COMPENSATION (Continued)

shares. The Company will begin to record stock-based compensation expense at the time that it becomes probable that the respective performance conditions will be achieved. The vesting of the restricted stock awards and the performance stock award grants are subject to the respective executive's continued employment with the Company.

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

        The Company recorded stock-based compensation expense in continuing operations aggregating $4.5 million and $11.6 million for the three months ended September 30, 2008 and 2007, respectively, and $17.5 million and $35.0 million for the nine months ended September 30, 2008 and 2007, respectively. The results of discontinued operations include stock-based compensation totaling approximately $53,000 and $68,000 for the three months ended September 30, 2008 and 2007, respectively, and approximately $140,000 and $89,000 for the nine months ended September 30, 2008 and 2007, respectively. The amounts included in continuing operations are reported as components of the following expense categories in the condensed consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Product cost of revenue	$152	$306	$503	$584
Service cost of revenue	426	1,265	2,028	2,870
Research and development	1,018	4,064	6,050	13,743
Sales and marketing	636	3,476	3,518	12,688
General and administrative	2,223	2,450	5,449	5,141

	$4,455	$11,561	$17,548	$35,026

        At September 30, 2008, there was $49.3 million of unrecognized compensation cost related to share-based awards, which is expected to be recognized over a weighted average period of approximately three years, excluding the October 2008 grants to executives described above.

Valuation Assumptions

        The grant-date fair values of options to purchase common stock granted in the three and nine months ended September 30, 2008 and 2007, excluding the stock options granted to Dr. Nottenburg

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(11) STOCK-BASED COMPENSATION (Continued)

described above, were estimated using the Black-Scholes valuation model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Risk-free interest rate	3.11%	4.5%	2.75% - 3.12%	4.8%
Expected dividend yield	—	—	—	—
Expected volatility	66.78%	61%	66.78% - 71.34%	70% - 78%
Weighted average volatility	66.78%	61%	70.40%	75%
Expected life (years)	4.5	4.5	4.5	4.5

        The grant date fair value of the option to purchase 500,000 shares of the Company's common stock granted to Dr. Nottenburg was estimated using the Black-Scholes valuation model with the following assumptions:

Risk-free interest rate	3.84%
Expected dividend yield	—
Expected volatility	77.25%
Expected life (years)	6.0

        Based on the above assumptions, the weighted average fair values of stock options granted during the three months ended September 30, 2008 and 2007 were $1.74 and $3.04, respectively. The weighted average fair values of stock options granted during the nine months ended September 30, 2008 and 2007 were $2.31 and $3.00, respectively.

        The fair values of the rights to purchase shares of common stock under the original ESPP were estimated on the commencement date of the applicable offering period using the Black-Scholes valuation model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008*	2007
Risk-free interest rate	N/A	3.7% - 5.1%	3.6% - 5.1%	3.6% - 5.1%
Expected dividend yield	N/A	—	—	—
Expected volatility	N/A	46% - 73%	46% - 79%	46% - 79%
Expected life (years)	N/A	0.33 - 2.0	0.5 - 2.0	0.33 - 2.0

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

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(11) STOCK-BASED COMPENSATION (Continued)

Stock Option and Restricted Stock Grant Activity

        The activity related to the Company's outstanding stock options during the nine months ended September 30, 2008 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	38,769,859	$5.35
Granted	2,671,416	$4.14
Exercised	(107,095)	$2.53
Forfeited	(1,139,485)	$5.70
Expired	(1,088,079)	$5.02

Outstanding at September 30, 2008	39,106,616	$5.27	6.06	$658

Vested or expected to vest at September 30, 2008	37,791,329	$5.26	5.87	$658
Exercisable at September 30, 2008	28,381,178	$5.17	4.99	$658

        The activity related to the Company's nonvested restricted stock awards for the nine months ended September 30, 2008 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at January 1, 2008	3,290,100	$5.86
Granted*	1,055,000	$4.55
Vested	(1,023,766)	$6.00
Forfeited	(109,034)	$5.71

Nonvested balance at September 30, 2008*	3,212,300	$5.50

    *
    Includes 500,000 shares to be issued to Dr. Nottenburg on January 15, 2009.

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

        Under the Rights Plan, preferred stock purchase rights (the "Rights") will be distributed as a dividend at the rate of one Right per share of common stock of the Company held by stockholders of record as of the close of business on July 7, 2008. Each Right entitles the stockholder to purchase from the Company a unit consisting of one one-thousandth of a share (a "Unit") of preferred stock at a purchase price of $25.00 per Unit, subject to adjustment. The Rights will be issued as a non-taxable dividend and will expire on June 26, 2011, unless earlier redeemed or exchanged.

        The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock (which includes for this purpose shares of common stock referenced in derivative transactions or securities), or commences or publicly announces a tender or exchange offer upon consummation of which they would beneficially own 15% or more of the Company's common stock. A person or group who beneficially owned 15% or more of the outstanding shares of the Company's common stock prior to the adoption of the Rights Plan did not cause the Rights to become exercisable upon adoption of the Rights Plan. As a result, the Rights will not be triggered even though Legatum Capital Limited ("Legatum") and its affiliates have reported that they beneficially owned approximately 25% of the outstanding shares of the Company's common stock prior to the adoption of the Rights Plan based on Legatum's public filings. Legatum and its affiliates will, however, cause the Rights to become exercisable if they (subject to certain limited exceptions) become the beneficial owner of additional shares of the Company's common stock or their beneficial ownership decreases below 15% and subsequently increases to 15% or more. Should the Rights become exercisable, the effect would be to dilute the ownership of the beneficial owner(s) who triggered the Rights, as that beneficial owner or group of owners would not receive the Rights.

(13) MAJOR CUSTOMERS

        One customer contributed at least 10% of the Company's revenue in each of the three and nine month periods ended September 30, 2008 and 2007. This customer contributed 36% and 37% of revenue in the three or nine months ended September 30, 2008, respectively, and 38% and 39% of revenue in the three or nine months ended September 30, 2007, respectively. There were no other customers that contributed at least 10% of the Company's revenue in any of the three and nine month periods ended September 30, 2008 and 2007.

        At September 30, 2008 and December 31, 2007, one customer and two customers, respectively, each accounted for at least 10% of the Company's accounts receivable balance, representing totals of approximately 16% and 28%, respectively, of Sonus' accounts receivable balances. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Sonus maintains an allowance for doubtful accounts and such losses have been within management's expectations.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(14) GEOGRAPHIC INFORMATION

        The Company's classification of revenue by geographic area is determined by the location where the product is shipped to or where the services are performed. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
United States	81%	85%	82%	81%
Japan	5	8	8	9
Europe, Middle East and Africa	12	6	9	8
Other	2	1	1	2

	100%	100%	100%	100%

(15) LITIGATION SETTLEMENTS

        On June 14, 2006, C2 Communications ("C2") sued AT&T, Inc., Verizon Communications, Inc., Qwest, Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing and Level 3 in the Eastern District of Texas, Marshall Division. C2 has alleged that each of the defendants infringe U.S. Patent No. 6,243,373 entitled "Method and Apparatus for Implementing a Computer Network Internet Telephone System." Sonus agreed, subject to certain conditions, to assume the defense of Qwest, Global Crossing and Level 3 in this litigation to the extent the claim results from their use of products purchased from Sonus. During the trial, on September 16, 2008, Sonus reached an agreement to settle this litigation. The parties entered into a settlement and license agreement that provided for the payment of $9.5 million in full settlement of all claims against Qwest, Global Crossing and Level 3 as well as fully paid licenses to the Company and Qwest, Global Crossing and Level 3. The settlement was paid on September 24, 2008. The settlement expense is included as a component of Litigation settlements in the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2008.

        On January 6, 2006, a purchaser of the Company's common stock filed a complaint in the United States District Court for the District of Massachusetts that is essentially identical to a Consolidated Amended Complaint alleging that Sonus made false and misleading statements about its products and business previously filed against the defendants and dismissed on October 5, 2005. The court appointed the Public Employees' Retirement System of Mississippi as lead plaintiff. The lead plaintiff filed an Amended Consolidated Complaint (the "2002 Securities Litigation"). On April 19, 2007, the defendants filed a motion to dismiss the Amended Consolidated Complaint. On September 23, 2008, Sonus agreed to settle the litigation and, on October 3, 2008, entered into a Memorandum of Understanding with the plaintiff setting forth the terms of the settlement. Pursuant to the settlement, subject to confirmatory discovery and final court approval, the Company agreed to pay $9.5 million to the shareholder class in the case, as well as $0.1 million toward the cost of the class notice process. In addition, the Company expects to incur $0.4 million in incremental legal fees in connection with the confirmatory discovery and settlement approval process. At September 30, 2008, the Company has accrued $10.0 million related to this settlement, of which $9.6 million is included as a component of Litigation settlements

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(15) LITIGATION SETTLEMENTS (Continued)

and $0.4 million is included as a component of General and administrative expense in the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2008. The Company does not have any directors and officers insurance available for this claim.

(16) CONTINGENCIES

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

        On October 5, 2007, Vanessa Simmonds, a purported shareholder, filed a complaint in the Western District of Washington for recovery of short-swing profits under Section 16(b) of the Exchange Act against the underwriters in the IPO in 2000. On February 28, 2008, the plaintiff filed an amended

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(16) CONTINGENCIES (Continued)

complaint asserting substantially similar claims as set forth in the initial complaint. The amended complaint seeks recovery against the underwriters for profits they received from the sale of Sonus common stock in connection with the IPO. The Company was named as a nominal defendant but has no liability for the asserted claims. No Sonus officers or directors were named in the amended complaint. On July 25, 2008, the underwriter and issuer defendants filed motions to dismiss the case. On September 8, 2008, the plaintiff filed oppositions to the motions. The court has not yet conducted a hearing on the motions. Sonus does not expect that this claim will have a material impact on its financial position or results of operations.

Patent Litigation

        On January 24, 2008, Sprint Communications sued two of the Company's customers, Broadvox and Nuvox, in the District of Kansas for patent infringement. By letter dated April 23, 2008, Broadvox requested that the Company assume the defense of the case on its behalf. Pursuant to the indemnification obligation in the Company's agreement with Broadvox, the Company has agreed, subject to certain conditions, to assume the defense in this litigation on behalf of Broadvox to the extent the claims result from its use of Sonus products. There can be no assurance that the Company will not be required to indemnify Nuvox from any judgment of infringement rendered against it.

        Sonus includes standard intellectual property indemnification provisions in its product agreements in the ordinary course of business. Pursuant to its product agreements, Sonus will indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by third parties with respect to Sonus products. Other agreements with Sonus' customers provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by Sonus or its subcontractors. Although historically Sonus' costs to defend lawsuits or settle claims relating to such indemnification provisions in its product agreements have been insignificant, these costs were significant in the third quarter of fiscal 2008 and may continue to be significant in future periods.

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

        In the third quarter of fiscal 2008, the first three quarters of fiscal 2007 and for the entire fiscal year 2007, we incurred net losses. In these periods, the net losses resulted primarily from operating expenses, in particular, stock-based compensation expense and legal and audit-related expenses that increased at a greater rate than the increase in our revenue during those periods. We intend to enhance our expense management processes related to our operating expenses. We anticipate, however, that we may incur net losses in future quarters and years. In addition, the current macroeconomic environment may impact our profitability, as we believe the global credit crisis may cause customers to delay or forego capacity and technology purchases.

        We reported losses from operations of $36.5 million and $31.4 million for the three and nine months ended September 30, 2008, respectively, compared to losses from operations of $49.1 million and $74.3 million for the three and nine months ended September 30, 2007, respectively. Our losses from continuing operations for the three and nine months ended September 30, 2008 were $19.0 million and $14.6 million, respectively, compared to losses from continuing operations of $26.6 million and $37.2 million for the three and nine months ended September 30, 2007, respectively. We recorded $19.1 million of litigation settlement expense in the aggregate for litigation against certain of the Company's customers alleging patent infringement of U.S. Patent No. 6,243,373 entitled "Method and Apparatus for Implementing a Computer Network Internet Telephone System" (the "C2 Patent Litigation") and a Consolidated Amended Complaint alleging that Sonus made false and misleading statements about its products and business (the "2002 Securities Litigation") in the third quarter; this amount is included in our results of operations for both the three and nine months ended September 30, 2008. We also incurred $6.5 million and $10.8 million of legal costs in the three and nine months ended September 30, 2008. These operating costs were partially offset by reductions of $7.1 million and $17.5 million in stock-based compensation expense in the three and nine months ended September 30, 2008, compared to the same prior year periods, coupled with improved gross margin performance in the current year. Our lower stock-based compensation expense in the current year periods primarily resulted from the completion in 2007 of our stock option review, which had necessitated modifications to stock options held by both current and former employees to allow them to exercise options that would have otherwise have expired, as well as to extend the purchase periods under our Employee Stock Purchase Plan.

        We continue to focus on the key elements of our strategy, designed to capitalize on our technology and market lead and build a premier franchise in packet-based voice infrastructure solutions. We are currently focusing our major efforts on the following aspects of our business:

  •
  maintaining our strong financial foundation;

  •
  responding quickly to changes in the macroeconomic environment;

  •
  improving the cost-effectiveness of our infrastructure;

  •
  winning new business from key service providers;

  •
  expanding and enhancing our product portfolio;

  •
  leveraging our global sales and support capabilities; and

  •
  developing channels and markets for our products.

Acquisition of Atreus Systems, Inc.

        On April 18, 2008, we completed the acquisition of Atreus Systems, Inc., a privately-held company with its principal office located in Ottawa, Canada (collectively with its subsidiaries, "Atreus"). Atreus is a supplier of service provisioning software for VoIP and IMS-based services. In consideration, we paid the selling stockholders $4.7 million and incurred $0.2 million of costs. We believe the addition of Atreus solutions to the Sonus product portfolio will allow us to provide comprehensive integration services for operators' growing IP-service portfolios. The operating results of Atreus have been included in our condensed consolidated financial statements for the period subsequent to its acquisition.

Discontinued Operations

        In the third quarter of 2008, we committed to a plan to sell our Zynetix Limited ("Zynetix") subsidiary, which we had acquired on April 13, 2007 (see Notes 5 and 6). The results of operations of Zynetix have been reclassified and reported as discontinued operations in the condensed consolidated statements of operations for all periods presented.

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

  •
  Stock-based compensation;

  •
  Acquisitions;

  •
  Goodwill and intangible assets; and

  •
  Accounting for income taxes.

        For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the SEC on March 6, 2008. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2008, with the exception of the following addition to our revenue recognition policy:

        In fiscal 2008, we began to enter into arrangements to deliver software or a software system, either alone or combined with other products or services, that require significant production, modification or customization. We are accounting for these arrangements under AICPA Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts ("SOP 81-1"). For arrangements accounted for under SOP 81-1, all development costs are deferred until the related revenue is recognized. We are recognizing the current arrangements using the completed contract method and are monitoring our estimates for the respective projects to allow us to determine when we have established a history of making dependable estimates under that method. At that time, we will use the percentage-of-completion method to account for these arrangements.

Results of Operations

Three and Nine Months Ended September 30, 2008 and 2007

         Revenue.    Revenue for the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Product	$36,710	$54,485	$149,745	$158,283
Service	25,474	21,285	73,856	64,037

Total revenue	$62,184	$75,770	$223,601	$222,320

        Product revenue is comprised of sales of our voice infrastructure products, including our GSX9000™ and GSX4000™ Open Services Switches, NBS™ Network Border Switch, PSX™ Call Routing Server, SGX™ Signaling Gateway, ASX™ Call Feature Server, IMX® Application Platform, Sonus Insight™ Management System and related product offerings. Product revenue for the three months ended September 30, 2008 decreased $17.8 million, or 32.6%, compared to the same period in the prior year. Product revenue for the nine months ended September 30, 2008, decreased $8.6 million, or 5.4%, compared to the nine months ended September 30, 2007. The decrease in both current year periods is attributable to lower product sales and shipments. Product revenue was also negatively impacted by the current macroeconomic environment.

        Service revenue is primarily comprised of hardware and software maintenance and support, network design, installation and other professional services. Service revenue increased 19.7% and 15.3% in the three and nine months ended September 30, 2008, respectively, compared to the same prior year periods. The increase in both current periods is primarily attributable to higher maintenance revenue related to our larger installed base, as well as the timing of cash collections from customers for whom revenue is recognized as cash is collected.

        AT&T contributed more than 10% of our revenue in each of the three and nine month periods ended September 30, 2008 and 2007. There were no other customers that contributed more than 10% of our revenue in any of the current and prior year three and nine month periods.

        International revenue was approximately 19% and 15% of revenue in the three month periods ended September 30, 2008 and 2007, respectively, and 18% and 19% of revenue in the nine month periods then ended. We expect that international revenue will fluctuate as a percentage of revenue from quarter to quarter.

        Our deferred product revenue was $38.7 million and $44.1 million at September 30, 2008 and December 31, 2007, respectively. Our deferred service revenue was $49.8 million and $55.1 million at September 30, 2008 and December 31, 2007, respectively. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights, customer creditworthiness and maintenance revenue deferrals included in multiple element arrangements.

         Cost of Revenue/Gross Profit.    Our cost of revenue consists primarily of the cost of products purchased by our customers and services, royalties, manufacturing and professional services personnel and related costs and inventory obsolescence. Our products are produced by a third-party manufacturer.

        Our cost of revenue and gross profit as a percentage of revenue for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Cost of revenue
Product	$11,600	$21,126	$46,563	$61,661
Service	11,396	9,279	33,681	27,421

Total cost of revenue	$22,996	$30,405	$80,244	$89,082

Gross profit margin (% of respective revenue)
Product	68.4%	61.2%	68.9%	61.0%
Service	55.3%	56.4%	54.4%	57.2%
Total gross profit margin	63.0%	59.9%	64.1%	59.9%

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

         Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $17.9 million for the three months ended September 30, 2008, a decrease of $3.1 million, or 14.9%, from $21.0 million in the same prior year period. Research and development expenses for the nine months ended September 30, 2008 were $56.4 million, a decrease of $5.4 million, or 8.7%, from $61.8 million in the same prior year period. The decreases in both the three and nine month periods of the current year primarily reflect $3.0 million and $7.7 million, respectively, of lower stock-based compensation expense, partially offset by higher facility and related expenses resulting from the Atreus acquisition. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market.

         Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluation inventory and other marketing and sales support expenses. Sales and marketing expenses were $17.2 million for the three months ended September 30, 2008, a decrease of $2.1 million, or 11.2%, compared to $19.3 million in the three months ended September 30, 2007. Sales and marketing expenses were $54.8 million for the nine months ended September 30, 2008, a decrease of $8.6 million, or 13.7%, from $63.4 million in the same prior year period. The current period decreases are primarily attributable to lower commission and stock-based compensation expense. In the first half of 2007, commission expense included certain orders received in fiscal 2006 that were recognized in 2007 at an accelerated commission rate. Lower stock-based compensation costs accounted for $2.8 million and $9.2 million of the decrease in sales and marketing expenses in the three and nine months ended September 30, 2008, respectively, compared to the same periods of the prior year. These amounts were partially offset by higher personnel-related costs primarily related to our expansion of our worldwide sales and support coverage.

         General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses were $21.5 million in the three months ended September 30, 2008, an increase of $7.4 million, or 52.3%, compared to $14.1 million in the three months ended September 30, 2007. General and administrative expenses were $44.4 million in the nine months ended September 30, 2008, an increase of $2.1 million, or 5.0%, compared to $42.3 million in the same prior year period. These increases are primarily attributable to $4.5 million and $5.9 million of higher legal costs primarily related to the recently settled litigation in the three and nine months ended September 30, 2008, respectively, compared to the same prior year periods. In addition, the Company recorded $0.4 million of bad debt expense related to a customer with an outstanding balance that filed for bankruptcy in the three months ended September 30, 2008.

         Litigation Settlements.    We recorded $19.1 million of expense reported as Litigation Settlements in our consolidated statements of operations for the three and nine months ended September 30, 2008. On September 16, 2008, we reached an agreement to settle the C2 Patent Litigation. The parties entered into a settlement and license agreement that provided for the payment of $9.5 million in full settlement of all claims against customers as well as fully paid licenses to us and our customers. The settlement was paid on September 24, 2008. On September 23, 2008, we reached a tentative agreement to settle the 2002 Securities Litigation. Pursuant to the settlement, subject to confirmatory discovery and final court approval, we agreed to pay $9.5 million to the shareholder class in the case, as well as $0.1 million toward the cost of the class notice process. At September 30, 2008, we had accrued $10.0 million for the 2002 Securities Litigation settlement, including the aforementioned $9.6 million for the settlement and class notice process, as well as $0.4 million for costs related to the confirmatory discovery process. The $0.4 million for discovery costs is included as a component of General and administrative expense.

        On November 7, 2007, we reached an agreement to settle litigation against the Company and certain of our former and current officers alleging violations of federal securities laws in connection with the restatement in 2004 of our financial statements (the "2004 Restatement Litigation"). Under the terms of the settlement, the plaintiffs agreed to release all claims against us and the other defendants in consideration for the payment of $40.0 million from us to the class of plaintiffs. In connection with the settlement, in the third quarter of fiscal 2007, we recorded a charge of $40.0 million and a related liability for the full amount of the settlement.

         Interest Income, net.    Interest income, net of interest expense, was $2.7 million and $9.8 million in the three and nine months ended September 30, 2008, respectively, compared to $4.4 million and $13.5 million in the three and nine months ended September 30, 2007, respectively. Interest income consists of interest earned on our cash equivalents, marketable securities and long-term investments. Interest expense relates to interest on capital lease obligations. The reduction in interest income, net, in the current year period is primarily the result of lower interest rates.

         Other Income.    We recorded $2,000 and $0.4 million of other income in the three and nine months ended September 30, 2008, respectively. We recorded $2.0 million and $1.1 million of other income in the three and nine months ended September 30, 2007 to reflect the change in fair value of stock options modified subsequent to the departure of former employees which are accounted for as derivatives.

         Income Taxes.    The provision for income taxes reflects our estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are recorded in the period that they occur. This estimate is reevaluated each quarter based on our estimated tax expense for the full fiscal year. Our effective tax rates, including discrete items, were 31.1% and 37.7% for the nine months ended September 30, 2008 and 2007, respectively. Our effective tax rate for the nine months ended September 30, 2008 is less than the statutory federal and state rates primarily due to the impact of permanent nondeductible items, our forecasted mix of earnings by country for the year and losses in certain foreign countries for which we are unable to recognize a tax benefit. During the nine months ended September 30, 2008, a number of discrete events occurred which impacted the net tax benefit recognized. These events include legal settlements, disqualifying dispositions of stock options, cancellations or forfeitures of stock-based compensation awards and deductions for stock option exercises that are less than the previously recognized deferred tax asset for such awards. The net effect of these discrete items for the nine months ended September 30, 2008 was a $6.2 million benefit corresponding to approximately $16 million of charges incurred. The incremental tax benefit related to discontinued operations was $764,000 for the nine months ended September 30, 2008. In addition, our effective tax rate for the 2008 period does not include any benefit related to the federal research and development tax credit, as this tax law was not extended until the fourth quarter of 2008.

        The income tax benefit of $6.6 million in the nine months ended September 30, 2008 primarily reflects a current benefit for federal, state and foreign taxes. The income tax benefit of $22.5 million in the nine months ended September 30, 2007 primarily reflects a current benefit for federal, state and foreign taxes.

         Discontinued Operations.    In the third quarter of 2008, we committed to a plan to sell our Zynetix subsidiary. We are currently in negotiations regarding the sale of Zynetix and expect the transaction to be completed in the fourth quarter of 2008. We acquired Zynetix on April 13, 2007; accordingly, the results of operations of Zynetix are included in discontinued operations for the period subsequent to its acquisition. We adjusted the book values of certain Zynetix assets to approximate their net realizable value and the aggregate fair value of the consideration to be received from the sale of Zynetix. The write-down of these assets, which totaled $0.4 million, is included in the results of discontinued operations for the three and nine months ended September 30, 2008.

        In connection with the preparation of our financial statements for the second quarter of fiscal 2008 and the update of our sales forecast for the second half of the fiscal year, we conducted a review of intangible assets and goodwill for impairment indicators, during which we determined that there were no impairment indicators related to the intangible assets and goodwill allocated to the Sonus reporting unit. However, this review identified several indicators related to the intangible assets and goodwill allocated to the Zynetix reporting unit, including significant underperformance relative to plan or long-term projections. In response, we performed an assessment of the carrying value of our intangible assets and goodwill. As a result, we recorded a charge to operations of $3.6 million for the write-down of intangible assets and goodwill. Of this charge, $1.5 million related to intangible assets and $2.1 million related to goodwill. As a result, the net book values of the intangible assets and goodwill attributable to the Zynetix reporting unit were reduced to zero at June 30, 2008.

Off-balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

        At September 30, 2008, our cash, cash equivalents, marketable securities and investments totaled $404.7 million.

        Our operating activities used $2.9 million of cash in the nine months ended September 30, 2008. Cash used in operating activities was the result of our net loss and non-cash changes in our deferred income taxes, partially offset by adjustments for other non-cash items including stock-based compensation, depreciation and amortization of property and equipment and intangible assets and impairment of goodwill. These non-cash adjustments further benefited from decreases in accounts receivable, the insurance receivable for a litigation settlement and other operating assets. These amounts were more than offset by the release of the $40.0 million litigation settlement held in escrow to the plaintiffs, coupled with lower levels of accrued expenses, including deferred rent, deferred revenue and accounts payable, as well as an increase in inventory. The lower accounts receivable levels are the result of our efforts on cash collections. On March 31, 2008, our proposed litigation settlement related to the 2004 securities litigation was approved by the court. Accordingly, the amounts that had been placed into escrow by us and our insurer were released to the plaintiff, and we eliminated the related liability and insurance receivable included in our condensed consolidated balance sheet at December 31, 2007. As a result, our cash flows from operating activities were negatively affected by the release at March 31, 2008 of the $25.0 million we had previously placed into an escrow account, partially offset by the $9.6 million liability recorded for the settlement of the 2002 Securities Litigation. The decrease in accrued expenses is primarily attributable to the payment on September 24, 2008 of the $9.5 million settlement of the C2 Patent Litigation, lower employee compensation and related costs, including reductions for the payment of bonuses to our executives and employees under our bonus programs, payments for professional fees and royalties previously accrued, the completion of an employee stock purchase under our original ESPP and lower ESPP withholdings under the Amended and Restated ESPP.

        Our investing activities used $5.6 million of cash in the nine months ended September 30, 2008, primarily comprised of $18.7 million of net purchases of marketable securities and long-term investments, $7.0 million of investments in property and equipment and cash payments aggregating $4.9 million for our April 18, 2008 acquisition of Atreus. These amounts were offset by $25.0 million related to the release at March 31, 2008 of the $25.0 million in the 2004 Securities Litigation settlement escrow account as a result of the court's approval of the settlement agreement and the release of those funds to the plaintiffs.

        Our financing activities provided $2.8 million of cash in the nine months ended September 30, 2008, including $3.8 million of proceeds from the sale of common stock in connection with our ESPP and $0.4 million of proceeds from the exercise of stock options. These proceeds were partially offset by $1.2 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.2 million used for payments on our capital leases for office equipment.

        Based on our current expectations, we believe our cash, cash equivalents, marketable debt securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months, including the payments related to the 2002 Securities Litigation and the Zynetix earnout agreement, despite the current global economic climate and constrained financing environment. Additionally, during the second quarter of 2008 we transferred our held-to-maturity marketable securities and investments to the available-for-sale category. This change allows us to better take advantage of investing, acquisition and related opportunities. It is difficult to predict future liquidity requirements with certainty, and the rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing operations, to improve our internal control environment and for other general corporate activities, as well as to vigorously defend against existing and potential litigation. See Note 16 to our condensed consolidated financial statements.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2008. The term "disclosure controls and procedures," as defined in Rule 13a-15(e), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

        In our Management's Report on Internal Control over Financial Reporting filed with our Annual Report on Form 10-K for the year ended December 31, 2007, we reported material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). During the quarter ended September 30, 2008, we continued to design enhancements to our controls and implemented a number of changes to address the reported material weaknesses.

        We are continuing to refine the processes and review procedures associated with the accounting for stock-based compensation. Specifically the refinements include enhanced communication and awareness of modifications to awards across a larger cross-functional audience. While we believe that the cumulative effect of the modifications we have implemented and tested through September 30, 2008 have improved our controls relating to our accounting for stock-based compensation we believe that we have not fully remediated the material weakness as of September 30, 2008. Although we continued to make progress this quarter, we believe that the material weakness relating to financial statement preparation and review procedures has not yet been fully remediated as of September 30, 2008. As we have material weaknesses in our internal controls over financial reporting, we have concluded that our disclosure controls and procedures were not effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting

        We discuss below the material changes to our internal control over financial reporting relating to the two reported material weaknesses and the remediation steps we are taking through the end of 2008.

Inadequate financial statement preparation and review procedures.

        During the quarter ended September 30, 2008, we initiated several programs and enhanced processes in order to improve our financial statement preparation and review procedures as well as strengthening our entity level controls as set forth below:

  •
  Initiated a formal review process of quarterly financial information with the heads of all functional groups within the Company. This review process will provide another layer of review to help insure that all material transactions are properly classified and recorded.

  •
  Initiated periodic cross-functional operational reviews at the executive management level. The operational reviews provide the executive management team a forum to discuss and review internal and external factors that could have a material impact on the business as a whole as well as changes to our current risk profiles of our internal control environment.

  •
  Began to utilize a standardized checklist in the area of corporate tax. This checklist will enhance our current process by helping to insure that we have considered all relevant material issues in the calculation, presentation and disclosure of our quarterly and annual tax provisions.

  •
  Initiated a formalized scoping and review process of our 404 Internal Controls testing results within our Internal Audit function. This process will allow for better identification of any potential future gaps in our internal controls.

        In addition, we hired a permanent Chief Information Officer ("CIO") in the third quarter. This position reports directly to the Chief Financial Officer. We expect that with the addition of the CIO we will be able to accelerate many of our planned initiatives to automate the remaining manual business processes by having the CIO lead our efforts of developing and implementing continued improvements and enhancements to our ERP system and other internal systems and processes that impact our financial statement preparation and review procedures.

        Although we made improvements in our financial statement preparation and review procedures in the third quarter, we continue to work on further enhancing and automating our systems and processes and thus continue to strengthen our internal control over financial reporting. Some of the corrective actions with respect to financial statement preparation and review procedures that we are currently working to implement within the current fiscal year include:

  •
  Deploy and implement an automated web-based product configuration and quoting tool to allow our sales organization to provide accurate and timely quotes to our customers. By automating our quoting process we will improve the accuracy of transactional information that feeds into our ERP system, resulting in fewer manual accounting adjustments needed to properly record a transaction in our general ledger;

  •
  Continue to enhance and modify and formally communicate as appropriate, our accounting policies, procedures and documentation to provide reasonable assurance that our control objectives are met;

  •
  Enhance our ERP system for customer maintenance invoicing, professional service engagement, tax calculations and exemption status, approvals for the payment of invoices and the reporting of accounts payable to provide reasonable assurance of the complete and accurate recording of these accounts in the general ledger and financial statements. These enhancements will also reduce the amount of manual transactions (and the inherent increased control risks that manual processes contain as compared to automated processes). The reduction of manual transactions will allow us to complete our close cycles more quickly, which in turn will allow more time to review and analyze the details of the recorded transactions and help to insure that all transactions have been properly recorded;

  •
  Improve the quality and accuracy of data in our human resources ERP system and allow the accounting function to rely on certain data when determining the amounts of period-end accrual balances required to properly reflect our accounting records;

  •
  Design an automated process and enhance our ERP system to eliminate the remaining manual creation and processing of invoices for customers;

  •
  Streamline the account payables accrual reconciliation process so that adjustments to accruals are captured upon receipt of payment for the payables covered by the accruals;

  •
  Hire a Director of Taxation; and

  •
  Finalize the formalization of our fixed asset validation process and related internal controls.

        The foregoing corrective actions will affect all accounts. We are in the process of implementing and expect to complete the majority of these corrective actions by the end of the current fiscal year.

        We will continue to evaluate, design and implement additional policies, procedures and controls as required during the remediation of these material weaknesses. None of the aforementioned projects for either of the reported items above, whether completed or contemplated through year-end, are expected to result in any material incremental costs to be incurred by us.

Inadequate controls over the accounting for stock-based compensation.

        As of the period ended September 30, 2008, we have initiated several programs and enhanced processes and systems in order to improve our accounting for stock-based compensation procedures as set forth below:

  •
  Implemented a monthly cross-functional review process that includes communication with and sign-off by both the legal and human resources departments to ensure modifications to awards are properly identified and verified.

  •
  On a quarterly basis, the Audit Committee is provided with a report on all modifications to awards recorded in the period.

        We continue to refine the processes and review procedures associated with the accounting for stock-based compensation. Although we believe that the cumulative effect of the changes we have implemented and tested through September 30, 2008 have improved our controls to provide reasonable assurance that our accounting for stock-based compensation is accurate, we believe that the controls have not been in place for a long enough period to enable us to determine that the material weakness over accounting for stock-based compensation has been remediated.

        Except as described above, there was no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        We are a party to the legal proceedings described in Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material developments with respect to the legal proceedings during the quarter ended September 30, 2008 other than as set forth below.

        Subject to confirmatory discovery and court approval, we agreed to pay $9.5 million in settlement of the 2002 Securities Litigation, as well as $0.1 million toward the cost of class notice. See Note 15 to our condensed consolidated financial statements.

        On September 16, 2008, we agreed to settle the C2 Patent Litigation on behalf of Qwest, Global Crossing and Level 3 with the payment of $9.5 million for a release of all claims and fully paid licenses for Qwest, Global Crossing, Level 3 and Sonus. See Note 15 to our condensed consolidated financial statements.

        For a more detailed discussion of our legal proceedings, please see Note 16 to our condensed consolidated financial statements.

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

        The following risk factors have been added since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008:

Difficult conditions in the economy generally may materially adversely affect our business and results of operations and we do not expect these conditions to improve in the near future.

        Declining business and consumer confidence and increased unemployment have precipitated an economic slowdown and fears of a long recession. Continuing market upheavals may have an adverse affect on us because we are dependent on customer behavior. Our revenues are likely to decline in such circumstances and our profit margins could erode. In addition, in the event of extreme prolonged events, such as the global credit crisis, we could incur significant losses. Factors such as consumer spending, business investment, the volatility and strength of the capital markets and information all affect the business and economic environment, and, ultimately, the amount and profitability of our business. In an economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending, the demand for our products could be adversely affected. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our business, results of operations and financial condition.

Recent turmoil in the world's credit markets may have an adverse impact on the capital spending in the markets we serve and, as a result, could have a material adverse effect on our business and our results of operations.

        We are exposed to the risks associated with the volatility of the U.S. and global economies. In October 2008, the global financial markets experienced significant losses due to failures of many dominant financial institutions. The governments of the United States and several foreign countries instituted a bailout plan to assist many banks and lenders through the economic crisis. This crisis results in a lack of visibility regarding whether or when there will be sustained growth periods for sales of our products and uncertainty regarding the amount of sales, since our customers may rely on lending arrangements and/or have limited resources to finance capital technology expenditures. In addition, it is expected that this crisis and economic uncertainty will result in decreased consumer spending, which will likely reduce the need our customers have for our products. Slow or negative growth in the global economy may continue to materially and adversely affect our business, financial condition and results of operations for the foreseeable future. Our results of operations would be further adversely affected if we were to experience lower-than-anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or pricing pressure as a result of the slowdown.

        The following risk factors have been modified since the filing of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008:

We may continue to incur net losses.

        We have incurred significant losses since inception and, at September 30, 2008, had an accumulated deficit of $770.8 million. Although we achieved profitability on an annual basis in fiscal 2006, fiscal 2005 and fiscal 2004, we have incurred a net loss in the three and nine months ended September 30, 2008 and in fiscal 2007 and may incur additional losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

We expect that a majority of our revenue will be generated from a limited number of customers and we will not be successful if we do not grow our customer base.

        To date, we have shipped our products to a limited number of customers. We expect that in the foreseeable future, the majority of our revenue will continue to depend on sales of our products to a limited number of customers. One customer contributed approximately 37% of our revenue in the nine months ended September 30, 2008. One customer contributed approximately 33% of our revenue in fiscal 2007. Three customers each contributed more than 10% of our revenue in fiscal 2006, or approximately 43% of our revenue in the aggregate. Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by:

  •
  economic conditions that discourage potential new customers from making the capital investments required to adopt new technologies;

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

        International revenues approximated $41 million in the nine months ended September 30, 2008, and $84 million and $78 million in fiscal 2007 and fiscal 2006, respectively, and we intend to expand our sales in international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues. We have limited experience marketing, distributing and supporting our products internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including:

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

  •
  compliance with international trade, customs and export control regulations;

  •
  certification requirements;

  •
  reduced protection for intellectual property rights in some countries;

  •
  potentially adverse tax consequences; and

  •
  political and economic instability.

Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment.

        Economic conditions worldwide and the recent financial crisis may contribute to slowdowns in the communications and networking industries, as well as to specific segments and markets in which we operating, resulting in:

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

        We have been named as a defendant in securities class action and derivative lawsuits. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these lawsuits. Defending against existing and potential litigation may require significant attention and resources of management. Regardless of the outcome, such litigation will result in significant legal expenses. On November 7, 2007, the Company and the plaintiff in the 2004 Restatement Litigation agreed to a settlement in the amount of $40.0 million. On September 23, 2008, we agreed, subject to confirmatory discovery and court approval, to settle the 2002

Securities Litigation for $9.5 million. If our defenses in any of our pending litigation are ultimately unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could have a material adverse effect on our business, results of operations and financial position.

Due to long-term customer contracts, we have financial exposure to the continued financial stability of our customers.

        Due to the long-term nature of certain customer contracts, we are dependent on the continued financial strength of our customers. The current economic crisis could have already had or could have in the future a material adverse affect on these customers. If one or more of our significant customers experience financial difficulties, it could result in uncollectible accounts receivable and our loss of significant customers and anticipated service revenue.

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

        Any lawsuits regarding intellectual property rights, regardless of their success, would be time-consuming, expensive to resolve and would divert our management's time and attention. In addition, although historically our costs to defend lawsuits relating to indemnification provisions in our product agreements have been insignificant, the costs were significant in the third quarter of 2008 and may continue to be significant in future periods.

        On June 14, 2006, C2 Communications sued AT&T, Inc., Verizon Communications, Inc., Qwest, Bellsouth, Sprint Nextel Corporation, Global Crossing and Level 3 in the Eastern District of Texas, Marshall Division. C2 Communications alleged that each of the defendants infringe U.S. Patent No. 6,243,373 entitled "Method and Apparatus for Implementing a Computer Network Internet Telephone System." We agreed, subject to certain conditions, to assume the defense of Qwest, Global Crossing and Level 3 in this litigation to the extent the claim results from their use of products purchased from us. On September 23, 2008, we agreed to settle the litigation for the payment of $9.5 million.

        On January 24, 2008, Sprint Communications sued two of our customers, Broadvox and Nuvox, in the District of Kansas for patent infringement. We have agreed, subject to certain conditions, to assume the defense of this litigation on behalf of Broadvox to the extent the claims result from its use of Sonus products. There can be no assurance that we will not be required to indemnify Nuvox from any judgment of infringement rendered against them.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We have not announced any currently effective authorization to repurchase shares of our common stock. However, upon vesting of restricted stock awards, employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. The following table summarizes repurchases of our common stock during the third quarter of fiscal 2008, which represent shares returned to satisfy tax withholding obligations:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2008 to July 31, 2008	—	—	—	—
August 1, 2008 to August 31, 2008	196,534	$3.37	—	—
September 1, 2008 to September 30, 2008	156,562	$3.05	—	—

Total	353,096	$3.23	—	—

Item 6.    Exhibits

Exhibit Number	Description
10.1(a)	Separation of Employment Agreement between Sonus Networks, Inc. and Chuba Udokwu signed on October 10, 2008.
10.2(b)	Executive Severance and Arbitration Agreement between Sonus Networks, Inc. and Matthew Dillon signed on October 7, 2008.
10.3(b)	Executive Severance and Arbitration Agreement between Sonus Networks, Inc. and Richard J. Gaynor signed on October 7, 2008.
10.4(b)	Executive Severance and Arbitration Agreement between Sonus Networks, Inc. and Mohammed Shanableh signed on October 7, 2008.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)
Incorporated by reference from the Registrant's Current report on Form 8-K (File No. 000-30229), filed with the Securities and Exchange Commission on October 10, 2008.

(b)
Incorporated by reference from the Registrant's Current Report on Form 8-K (File No. 000-30229), filed with the Securities and Exchange Commission on October 8, 2008.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 2008	SONUS NETWORKS, INC.
	By:	/s/ RICHARD J. GAYNOR Richard J. Gaynor Chief Financial Officer (Principal Financial Officer)
	By:	/s/ WAYNE PASTORE Wayne Pastore Vice President, Finance and Corporate Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1(a)	Separation of Employment Agreement between Sonus Networks, Inc. and Chuba Udokwu signed on October 10, 2008.
10.2(b)	Executive Severance and Arbitration Agreement between Sonus Networks, Inc. and Matthew Dillon signed on October 7, 2008.
10.3(b)	Executive Severance and Arbitration Agreement between Sonus Networks, Inc. and Richard J. Gaynor signed on October 7, 2008.
10.4(b)	Executive Severance and Arbitration Agreement between Sonus Networks, Inc. and Mohammed Shanableh signed on October 7, 2008.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)
Incorporated by reference from the Registrant's Current report on Form 8-K (File No. 000-30229), filed with the Securities and Exchange Commission on October 10, 2008.

(b)
Incorporated by reference from the Registrant's Current Report on Form 8-K (File No. 000-30229), filed with the Securities and Exchange Commission on October 8, 2008.