Form 10-K
period 2008-12-31
SONUS NETWORKS INC
filed 2009-02-26
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $899,837,000 based on the closing price for the Common Stock on the NASDAQ Global Select Market on June 30, 2008. As of February 19, 2009, there were 272,997,400 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

SONUS NETWORKS, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2008

PART I

Item 1.    Business

        This Annual Report on Form 10-K, as well as all other reports filed with or furnished to the United States Securities and Exchange Commission ("SEC"), are available free of charge through our Internet site (http://www.sonusnet.com) once we electronically file such material with, or furnish it to, the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

        Our voice infrastructure solutions allow wireline and wireless operators to build converged voice over IP ("VoIP") networks. Our products are built on the same distributed, IP-based principles embraced by the IP Multimedia Subsystem ("IMS") architecture, as defined by the Third Generation Partnership Project ("3GPP"). This IMS architecture is being accepted by network operators globally as the common approach for building converged voice, data, wireline and wireless networks. Since the IMS architecture is based primarily on IP packets and the Session Initiation Protocol ("SIP"), which has been the foundation of our products since our formation, Sonus is uniquely positioned to offer an intuitive evolution from a distributed softswitch architecture to IMS with little or no impact on existing Sonus equipment or services. Additionally, the Sonus all-IP architecture is positioned to take advantage of wireless long-term evolution ("LTE") implementations as they emerge. Our investment in product development is focused on delivering high-growth solutions that leverage these IMS and LTE architectures.

        Our distributed softswitch solution product suite includes the GSX9000™ Open Services Switch, GSX4000™ Open Services Switch, SGX™ Signaling Gateway, the PSX™ Call Routing Server, the ASX™ Call Feature Server, the ASX™ Access Gateway Control Function ("AGCF"), the NBS™ Network Border Switch, the Sonus Insight™ Management System and Sonus Insight™ xAuthority Provisioning System, the IMXRApplication Platform and the mobilEdgeR Wireless Access Node. Our products, designed for deployment as the platform for a service provider's voice network, can significantly reduce the cost to build and operate voice services compared to traditional alternatives through lower cost of operations, reduced real estate, simplified management and integrated services. Moreover, our products offer a powerful and open platform for network operators to increase their revenues through the creation and delivery of new and innovative voice and data services. Our infrastructure equipment and software can be rapidly and easily deployed, and readily expanded to accommodate growth in traffic volume. Our products also interoperate with network operators' existing telephone infrastructure, allowing them to preserve the investment in their current networks.

        We have been recognized by independent market research firms as a worldwide market share leader in several key segments of the carrier-class packet voice infrastructure equipment market.

Announced customers include many of the world's major service providers including: AT&T (including Cingular Wireless, BellSouth and AT&T Inc.), BT Group, Carphone Warehouse, France Telecom, Global Crossing, KDDI, Level 3, Qwest, Softbank Corporation, T-Systems Business Services (a division of Deutsche Telekom Group), Verizon and XO Communications. In a 2008 independent study performed by Infonetics, in which service providers were asked to rate Alcatel-Lucent, Cisco, Ericsson, Huawei, Nokia Siemens, Nortel Networks and Sonus, Sonus received the highest ratings for technology, product roadmap, security, management and price-to-performance.

        We sell our products principally through a direct sales force in the United States, Europe, the Middle East and Africa, Japan and Asia-Pacific. We have expanded our presence into new geographies and markets through our relationships with Motorola, Embarq Logistics and regional channel partners. We also collaborate with our customers to identify and develop new advanced services and applications that they can offer to their customers.

        Following a period of restricted spending by communications providers, the telecommunications industry witnessed growth over the past three years with the investment in new IP-based and wireless infrastructure technologies. VoIP has been widely accepted as the protocol on which next generation networks will be built. While the speed and extent of the adoption of carrier packet voice infrastructure products by large carriers remains uncertain, especially in light of the recent economic downturn, we believe that over time the market opportunity for packet voice solutions is substantial. Our objective is to capitalize on our early technology and market lead and build a premier franchise in packet voice infrastructure solutions. The following are key elements of our long-term strategy:

  •
  leverage our technology leadership to achieve key service provider wins;

  •
  continue to extend our technology platform from the core of the network to the access edge;

  •
  embrace the principles outlined by the 3GPP and deliver the industry's most advanced IMS-ready product suite;

  •
  expand and broaden our customer base by targeting specific market segments, such as business VoIP and consumer VoIP solutions providers;

  •
  assist our customers' ability to differentiate themselves by offering the industry's most sophisticated application development platform and service creation environment;

  •
  expand our solutions to address emerging IP-based markets, such as network border switching and wireless switching and video services;

  •
  focus our global sales, marketing, support and distribution capabilities on those areas that will provide the greatest return;

  •
  grow our base of software applications and development partners;

  •
  actively contribute to the standards definition and adoption process; and

  •
  pursue strategic alliances and evaluate potential acquisitions.

Industry Background

        The public telephone network is an integral part of our everyday lives. For most of its history, the global telephone industry has been heavily regulated, which has slowed the evolution of its underlying switching and infrastructure technologies, limiting innovation in service offerings and the pricing of telephone services. Two global forces—deregulation and the expansion of the Internet—have revolutionized the public telephone network worldwide.

        Deregulation of the telephone industry in the United States accelerated with the passage of the Telecommunications Act of 1996. The barriers that once restricted service providers to a specific geography or service offering, such as local or long distance services, are eroding. The opportunity created by accessibility to the telephone services market has encouraged new participants to enter the market and incumbent service providers to expand into new markets, both domestic and international.

        Competition between new providers and incumbents is driving down service prices. With limited ability to reduce the cost structure of the public telephone network, profit margins for traditional telephone services have declined. In response, service providers are seeking new, creative and differentiated services as a means to increase revenues and as an opportunity to reduce costs. The first wave of service differentiation, typified by triple-play bundling, is commonplace and many market segments are seeking more advanced solutions in broadband wireline-wireless converged services, video transport and services, as well as innovative business solutions.

        Simultaneously, the rapid adoption of the Internet and broadband connectivity has driven the dramatic growth of data traffic and the need for service providers to offer more efficient and scalable services to its customers. Combined voice and data IP networks more efficiently fill available network bandwidth with packets of data and voice from many users. As the volume of data and voice traffic continues to increase with the growth of broadband access, service providers need to build large-scale, more efficient packet networks.

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

Requirements for Voice Infrastructure Products for VoIP and IMS-based Networks

        Users demand high levels of quality and reliability from the public telephone network. Service providers require a cost-efficient network that enables new revenue-generating services. As a result, leading carrier packet voice infrastructure products are being designed to meet some or all of the following requirements:

        Carrier-class performance.    Service providers operate complex, mission-critical networks demanding clear infrastructure requirements, including extremely high reliability, quality and interoperability. For example, service providers typically require equipment that complies with their 99.999% availability standard.

        Scalability and density.    Carrier voice infrastructure solutions face challenging scalability requirements. Service providers' central offices typically support tens or even hundreds of thousands of simultaneous calls. In order to be economically attractive, the new infrastructure must compare favorably with existing networks in terms of performance, cost per port, space occupied, power consumption and cooling requirements.

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

        Security.    As carriers extend the network edge via IP, security is critical to provide manageable, predicable services at peering points between service providers while maintaining the integrity and privacy of subscriber information.

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

The Sonus Solution

        We develop, market and sell a comprehensive suite of IMS-ready voice infrastructure products with an architecture aligned with the principles of IMS that are purpose-built for the deployment and management of voice and data services over carrier packet networks. The Sonus solution consists of the following carrier-class products:

  •
  GSX9000™ Open Services Switch;

  •
  GSX4000™ Open Services Switch;

  •
  NBS™ Network Border Switch;

  •
  PSX™ Call Routing Server;

  •
  SGX™ Signaling Gateway;

  •
  ASX™ Call Feature Server;

  •
  ASX™ Access Gateway Control Function;

  •
  IMXRApplication Platform;

  •
  Sonus Insight xAuthority Provisioning System;

  •
  Sonus Insight Management System;

  •
  mobilEdgeR Wireless Access Node; and

  •
  IMS Core Technology.

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

        IMS architecture and flexible platform.    The Sonus architecture is built on the basic principles defined by the IMS architecture that is being accepted by network operators globally as the common approach for next generation networks. Our solution is based on a software-centric design and a flexible platform, allowing for the rapid development of new products and revenue-generating services. New services may be developed by us, by network operators themselves or by any number of third parties including software developers and systems integrators. The Sonus IMS architecture also facilitates the creation of services that were previously not possible on the circuit-switched network. In addition, we have partnered with a number of third-party application software developers in our Open Services Partner Alliance, or OSPAR, to stimulate the growth of new applications available for our platform.

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

        Assist our customers' ability to differentiate themselves by offering the industry's most sophisticated application development platform and service creation environment.    The competitive landscape in the communications industry has changed dramatically in the wake of the 1996 Telecommunications Act and the introduction of new wireless, broadband and IP-based technologies. Today's communications providers face unprecedented challenges in attracting and retaining customers and driving revenue streams. One approach to win new customers and foster loyalty among existing customers is to introduce new services that redefine how users communicate. Our technology drives down the cost of experimentation, stimulating new innovation. With IP-based technologies and our IMX Application Platform, our customers have powerful tools at their disposal for the development, integration and deployment of exciting new services.

        Expand our solutions to address emerging IP-based markets, such as network border switching.    There are three primary market factors necessitating enhanced network security features beyond basic Session Border Controllers that offer security and call control where multiple IP-based networks connect. First, network operators looking to grow their markets by expanding their presence or offering new services are pairing with other networks on a much larger scale. Second, the recent flurry of mergers and acquisitions among network operators has created heterogeneous networks that need to be integrated in a secure manner. Last, an increasing number of network operators are responding to consumer demand for services that connect to the public Internet, which creates a unique set of obstacles. To address these emerging dynamics, we deliver a comprehensive Network Border Switching solution as an integrated element in our network solution that offers enhanced security and control over interconnection, while reducing cost and complexity. Our Network Border Switching solution supports a full range of IP signaling protocols including SIP, SIP-I, SIP-T and H.323 as well as fax interworking and codecs standards. The Sonus Network Border Switch is deployed at several large service providers.

        Expand our global sales, marketing, support and distribution capabilities.    Becoming the primary supplier of carrier packet voice infrastructure solutions will require a strong worldwide presence. We have broadened our sales, marketing, support and distribution capabilities to address this need. We have established sales presence throughout the United States, China, India, Japan, Singapore, Germany, the Czech Republic, France, the United Kingdom, most recently, Austria, Spain, Canada, Hong Kong, Mexico, Malaysia and Dubai. We augment our global direct sales effort by partnering with international distribution partners in key markets around the world and with our global partner, Motorola. As a carrier-class solution provider, we are making a significant investment in professional services and customer support.

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

        Pursue strategic acquisitions and alliances.    On April 18, 2008, we completed the acquisition of Atreus Systems, Inc. (collectively with its subsidiaries, "Atreus"), a privately-held supplier of service provisioning software for VoIP and IMS-based services. On April 13, 2007, we acquired privately-held Zynetix Limited ("Zynetix"), a designer of innovative Global System for Mobile Communications ("GSM") infrastructure solutions. In the third quarter of 2008 we committed to a plan to sell Zynetix and completed the sale in November 2008; however we retained the technology we had acquired through the acquisition of Zynetix that is incorporated into our mobilEdge product. (See "Recent Developments" of Management's Discussion and Analysis of Financial Condition and Results of Operations, Note 4, "Business Acquisitions" and Note 5, "Discontinued Operations" of the Notes to the Financial Statements.) We intend to expand our products and services through other select acquisitions and alliances. These may include acquisitions of complementary products, technologies and businesses that further enhance our technology leadership or product breadth. We also believe that teaming with companies providing complementary products or services will enable us to bring greater value to our customers and extend our lead over competitors.

Sonus Products

  GSX9000 Open Services Switch

        The GSX9000 Open Services Switch ("GSX9000") enables voice traffic to be transported over packet networks. The GSX9000 is compliant with NEBS Level 3, the requirement for telecommunications equipment used in the North American Public Switched Telecommunications Network. Its carrier-class hardware is designed to provide high reliability. The GSX9000 offers optional full redundancy and full hot-swap capability and upgrade to replace boards without turning off the equipment. It is powered from -48VDC sources standard in central offices and attaches to the central office timing network. The basic building block of a GSX9000 is a shelf. Each shelf is 28" high, mounts in a standard 19" or 23" rack and provides 16 slots for server and adapter modules. The first two slots are reserved for management modules, while the other 14 slots may be used for any mix of other module types. It supports the following interfaces:

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

        The GSX4000 allows service providers to realize the benefits of the GSX9000 on a platform that is right-sized for their immediate needs. By delivering the proven reliability of the GSX9000 in a smaller form factor, service providers are able to cost-effectively support a highly distributed subscriber base or create an initial presence in a large market. The GSX family provides an expansion path from several hundred ports to several million ports to meet the demand of the worldwide market. The GSX4000 was introduced with 24 T1/E1 interfaces. Further, by utilizing advanced digital signal processing ("DSP") technology and software deployed extensively in service provider networks, the GSX4000 is purpose-built for deployments within service providers' networks worldwide.

  Network Border Switch

        The Network Border Switch ("NBS") is based on the GSX product family and delivers secure connections to other carriers' and enterprises' IP networks for both wireline and wireless service provider support. With the proliferation of IP-based networks and industry convergence around IMS architectures, the ability to securely interconnect between networks has become paramount. The NBS is one of the only carrier-class solutions available today that provides IP-to-IP border control and PSTN media gateway capabilities—integrating security, session control and media control. Additionally, the NBS supports access SBC functionality, allowing service providers to support business enterprises and individual voice customers over secure IP with full access to Sonus' centralized routing, network voice features and management and provisioning tools. The NBS is designed to provide P-CSCF functionality to supply a standards-compliant secure edge for IMS implementations.

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

  ASX Access Gateway Control Function

        Based on the ASX architecture, Sonus provides an IMS-compliant Access Gateway Control Function ("AGCF") as defined in the TISPAN (Telecom and Internet Converged Services and Protocols for Advanced Networks) standards group. As an AGCF, traditional telephones can connect to a local access gateway or multi-services access node to gain access to IMS, IP-controlled networks and associated services. The ASX AGCF allows customers to effectively evolve an existing circuit connected network to IMS by allowing the majority of their customers to connect to the new network with no equipment or perceived service changes. Combined with the ASC Call Feature Service, network service providers can create a Class 5 replacement architecture that readily takes advantage of IMS solutions.

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

  Sonus Insight xAuthority Provisioning System

        The Sonus Insight xAuthority Provisioning System ("xAuthority") provides a flexible, customizable arbitration layer above the Sonus Insight Management System to aid in back-office integration and customer self-provisioning. xAuthority also creates a management point for third party products to enable customers to create a single point of provisioning management. Based on technology acquired from the Atreus acquisition, xAuthority accelerates the integration and deployment of Sonus architected solutions in major carriers worldwide.

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

  IMS Core Technology

        The SRX™ IMS Serving Call Session Control Function ("S-CSCF") is the element with which IMS endpoints ultimately register. In addition to serving as the IMS registrar, the S-CSCF consults the Home Subscriber Server to retrieve the user's service profile. When the user makes a call, the S-CSCF directs the call to the appropriate application server for future processing. The Interrogating CSCF helps endpoints find the S-CSCF that is assigned to them. The Sonus SRX provides S-CSCF and option Interrogating CSCF capabilities in one convenient, scalable product.

Sonus Global Services

        Sonus Global Services provides professional consulting and services in support of our industry-leading IP communications solutions. Through a rich portfolio of service offerings, Sonus consultants provide the skill and expertise to help wireline, wireless and cable operators transform their communications networks, from network engineering and design through network integration and commissioning to network operations.

        Sonus Professional Services are designed to help deliver an end-to-end solution through well-defined service engagements that include program management; network deployment design; softswitch and subscriber database design; network verification; network audit services; service management solutions; custom application and adaptor development; OSS and API integration; engineering, furnishing and installation; migration services; resident engineers; upgrade services; managed services and other services. Sonus Professional Service consultants bring an average of more than twelve years of telecommunications and IP network experience from global industry leaders to every engagement.

        In addition to our standard Professional Services engagements, Sonus Global Services offers customized engagements and workshops, ongoing training classes and, for our maintenance plan customers, ongoing support through our online knowledge center, technical document library and 24-hour telephone support from our worldwide Technical Assistance Centers located in Westford, Massachusetts; Tokyo, Japan and Prague, Czech Republic. We also have customer test and support centers located in Richardson, Texas and Bangalore, India.

        At December 31, 2008, our customer support and professional services organization consisted of 283 employees.

Customers

        Our target customer base includes all communications providers, such as long distance carriers, local exchange carriers, Internet Service Providers, wireless operators, cable operators, international telephone companies and wholesale operators. We have been selected for network deployments with operators including AT&T, Belgacom, BT Group, Cable and Wireless International, Carphone Warehouse, France Telecom, Global Crossing, KDDI, Level 3, NTT Communications, Qwest, Softbank Corporation, T-Systems Business Services (a division of Deutsche Telekom Group), Verizon and XO Communications.

        For the years ended December 31, 2008 and 2007, one customer, AT&T, accounted for approximately 29% and 33%, respectively, of our revenue. There were no other customers in 2008 or 2007 that contributed more than 10% of our revenue. For the year ended December 31, 2006, three customers, Cingular Wireless (part of AT&T as of January 1, 2007), KDDI and Level 3 each accounted for more than 10% of our revenue, and approximately 43% of our revenue in the aggregate.

Sales and Marketing

        We sell our products principally through a direct sales force and, in some markets, through or with the assistance of distributors and resellers, such as IBIL (Malaysia), Nissho Electronics Corporation (Japan), Sumitomo Corporation (Japan) and ECI. For geographic information, including revenue and long-lived assets, see our consolidated financial statements included in this Form 10-K, including Note 20 thereto. In 2004, we established an original equipment manufacturer relationship with Motorola, Inc. We intend to establish additional relationships with selected original equipment manufacturers and other marketing partners in order to serve particular markets or geographies and provide our customers with opportunities to purchase our products in combination with related services and products.

        At December 31, 2008, our sales and marketing organization consisted of 155 employees located in sales and support offices in the United States and around the world.

Research and Development

        We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology into new products and maintaining comprehensive product and service offerings. Our research and development process is driven by the availability of new technology, market data and customer feedback. In 2008, we delivered product enhancements in our trunking and access products, network border switching, wireless and network management. In 2009, we are developing and plan to introduce new products to address market and customer needs. Our research and development expenses were $72.2 million, $78.7 million and $55.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        We have assembled a team of highly skilled engineers with significant telecommunications and networking industry experience. Our engineers have experience in, and have been drawn from, leading wireline and wireless telecommunications equipment suppliers, computer data networking and multimedia companies. At December 31, 2008, we had 418 employees responsible for research and development, of which 394 were software and quality assurance engineers and 12 were hardware engineers. Our engineering effort is focused on wireless product development, new applications and network access features, new network interfaces, improved scalability, interoperability, quality, reliability and next generation technologies. We maintain research and development offices in Massachusetts, New Jersey, Texas and Virginia in the United States; Bangalore, India; Swindon, United Kingdom and Ottawa, Canada. We have made, and intend to continue to make, a substantial investment in research and development.

Competition

        The market for carrier packet voice infrastructure solutions is intensely competitive worldwide, subject to rapid technological change and significantly affected by new product introductions, changing customer demands, industry consolidation and other market activities of industry participants. We expect competition to persist and intensify in the future. Our primary sources of competition include vendors of networking and telecommunications equipment, such as Ericsson, Alcatel-Lucent, NEC, Nortel Networks, Nokia Siemens, Huawei, Acme Packet and Cisco Systems. Some of our competitors have significantly greater financial resources than we have and are able to devote greater resources to the development, promotion, sale and support of their products. In addition, these competitors have more extensive customer bases and broader customer relationships than we have, including relationships with our potential customers. Other smaller private and public companies are also focusing on similar market opportunities.

        In order to compete effectively, we must deliver innovative products that:

  •
  provide extremely high network reliability and voice quality over IP networks;

  •
  scale easily and efficiently;

  •
  interoperate with existing network designs and other vendors' equipment;

  •
  provide effective network management;

  •
  are accompanied by comprehensive customer support and professional services; and

  •
  provide a cost-effective and space-efficient solution for service providers.

Intellectual Property

        Our success and ability to compete are dependent on our ability to develop and maintain our technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology. These legal protections afford only limited protection for our technology. We presently hold 13 U.S. patents with expiration dates ranging from April 2016 through April 2025, and have 27 patent applications pending in the United States. In addition, we hold 6 foreign patents, each of which expires in June 2019, and have 25 patent applications pending abroad. We cannot be certain that additional patents will be granted based on these pending applications. We seek to protect our intellectual property by:

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

Manufacturing

        Currently, we outsource the manufacturing of our products. Our contract manufacturer provides comprehensive manufacturing services, including assembly and certain tests of our products and procurement of component materials on our behalf. We believe that outsourcing our manufacturing enables us to conserve working capital, allow for greater flexibility in meeting changes in demand and to be more responsive in delivering products to our customers. At present, we purchase products from our outside contract manufacturer on a purchase order basis.

        We and our contract manufacturer currently purchase several key components of our products, including commercial digital signal processors, from single or limited sources. We purchase these components on a purchase order basis.

        In 2006, we consolidated our manufacturing to a single contract manufacturer and implemented measures to lower our total cost of manufacturing. At December 31, 2008, we had 24 employees responsible for supply chain management, worldwide procurement, order fulfillment, product quality and technical operations.

Employees

        At December 31, 2008, we had a total of 991 employees, including 418 in research and development, 155 in sales and marketing, 283 in customer support and professional services, 24 in manufacturing, 57 in finance and 54 in information technology and administration. Our employees are not represented by any collective bargaining agreement. We believe our relations with our employees are good.

Geographic Information

        Information regarding the geographic components of our revenue is provided in Note 20 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Information regarding the geographic components of our tangible long-lived assets is provided in Note 9 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Additional Information

        We were incorporated in August 1997 as a Delaware corporation. Our principal executive offices are located at 7 Technology Park Drive, Westford, MA 01886. Our telephone number at our principal executive offices is 978-614-8100.

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

  •
  corporate restructurings, including layoffs, and

  •
  the application of complex revenue recognition accounting rules to our customer arrangements.

        As with other telecommunications product suppliers, we may recognize a portion of our revenue in a given quarter from sales booked and shipped in the last weeks of that quarter. As a result, delays in customer orders may result in delays in shipments and recognition of revenue beyond the end of a given quarter.

        A significant portion of our operating expenses is fixed in the short-term. If revenues for a particular quarter are below expectations, we may not be able to reduce costs and expenses proportionally for the quarter. Any such revenue shortfall would, therefore, have a significant effect on our operating results for the quarter.

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

        We are exposed to the risks associated with the volatility of the U.S. and global economies. Beginning in the second half of 2008, the global financial markets began to experience significant losses following failures of many financial institutions. The governments of the United States and several foreign countries instituted a bailout plan to assist many banks and lenders through the economic crisis. This crisis results in a lack of visibility regarding whether or when there will be sustained growth periods for sales of our products and uncertainty regarding the amount of sales, since our customers may rely on lending arrangements and/or have limited resources to finance capital technology expenditures. In addition, it is expected that this crisis and economic uncertainty will result in decreased consumer spending, which will likely reduce the need our customers have for our products. Slow or negative growth in the global economy may continue to materially and adversely affect our business, financial condition and results of operations for the foreseeable future. Our results of operations would be further adversely affected if we were to experience lower-than-anticipated order levels, cancellations of orders in backlog, extended customer delivery requirements or pricing pressure as a result of the slowdown.

We have incurred and may continue to incur net losses.

        We have incurred significant losses since inception and, at December 31, 2008, had an accumulated deficit of $870.7 million. Although we achieved profitability on an annual basis in fiscal 2006, fiscal 2005 and fiscal 2004, we have incurred net losses in fiscal 2008 and 2007 and may incur additional losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

We expect that a majority of our revenue will be generated from a limited number of customers and we will not be successful if we do not grow our customer base.

        To date, we have shipped our products to a limited number of customers. We expect that in the foreseeable future, the majority of our revenue will continue to depend on sales of our products to a limited number of customers. One customer contributed approximately 29% and 33% of our revenue in fiscal 2008 and 2007, respectively. Three customers each contributed more than 10% of our revenue in fiscal 2006, or approximately 43% of our revenue in the aggregate. Our future success will depend on our ability to attract additional customers beyond our current limited number. The growth of our customer base could be adversely affected by:

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

Restructuring activities could adversely affect our ability to execute our business strategy.

        In December 2008, we announced a restructuring of our business in which we reduced our workforce by approximately 5%. In January 2009, we announced a second restructuring initiative which further reduced our workforce by approximately 4%. This restructuring and any future restructurings, should it become necessary for us to continue to restructure our business due to worldwide market conditions or other factors that reduce the demand for our products and services, could adversely affect our ability to execute our business strategy in a number of ways, including:

  •
  the loss of key employees;

  •
  diversion of management's attention from normal daily operations of the business;

  •
  diminished ability to respond to customer requirements related to both products and services;

  •
  disruption of our engineering and manufacturing processes, which could adversely affect our ability to introduce new products and to deliver products both on a timely basis and in accordance with the highest quality standards; and

  •
  a reduced ability to execute effectively internal administrative processes, including the implementation of key information technology programs.

We may face risks associated with our international expansion that could impair our ability to grow our international revenues.

        International revenue approximated $94 million in fiscal 2008, $84 million in fiscal 2007 and $78 million in fiscal 2006. We intend to expand our sales in international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues. We have limited experience marketing, distributing and supporting our products internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including:

  •
  reliance on distributors and resellers;

  •
  greater difficulty collecting accounts receivable and longer collection cycles;

  •
  difficulties and costs of staffing and managing international operations;

  •
  the impact of differing technical standards outside the United States;

  •
  the impact of the current global economic downturn and related market uncertainty;

  •
  changes in regulatory requirements and currency exchange rates;

  •
  compliance with international trade, customs and export control regulations;

  •
  certification requirements;

  •
  reduced protection for intellectual property rights in some countries;

  •
  potentially adverse tax consequences;

  •
  considerations that affect government and service provider spending patterns;

  •
  health or similar issues, such as pandemic or epidemic; and

  •
  political, social and economic instability.

Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment.

        Economic conditions worldwide and the recent financial crisis may contribute to slowdowns in the communications and networking industries, as well as to specific segments and markets in which we operate, resulting in:

  •
  reduced demand for our products as a result of continued constraints on information technology-related capital spending by our customers, particularly service providers;

  •
  increased price competition for our products, not only from our competitors, but also as a consequence of customers disposing of unutilized products;

  •
  risk of excess and obsolete inventories;

  •
  excess facilities and manufacturing capacity; and

  •
  higher overhead costs as a percentage of revenue and higher interest expense.

        Recent turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, particularly the continuing tension in the Middle East, Iraq and Afghanistan, and changes in energy costs may continue to put pressure on global economic conditions. Our operating results and our ability to expand into other international markets may also be affected by changing economic conditions particularly germane to that segment or to particular customer markets within that segment. If global economic and market conditions, or economic conditions in the United States or other key markets, deteriorate, we may experience material impacts on our business, operating results and financial condition.

We face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

        We have been named as a defendant in securities class action and derivative lawsuits. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these lawsuits. Defending against existing and potential litigation may require significant attention and resources of management. Regardless of the outcome, such litigation will result in significant legal expenses. On November 7, 2007, the Company and the plaintiff in the 2004 Restatment Litigation agreed to a settlement in the amount of $40.0 million. On February 4, 2009, the court issued an order granting preliminary approval of our agreement to settle the 2002 Securities Litigation for $9.5 million. If our defenses in any of our pending litigation are ultimately unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could have a material adverse effect on our business, results of operations and financial position. For additional information on this litigation, see Part 1 Item III "Legal Proceedings" in this Annual Report on Form 10-K.

Due to our reliance on significant customer contracts, we have financial exposure to the continued financial stability of our customers.

        Due to our reliance on significant customer contracts, we are dependent on the continued financial strength of our customers. The current economic crisis could have already had or could have in the future a material adverse affect on these customers. If one or more of our significant customers experience financial difficulties, it could result in uncollectible accounts receivable and our loss of significant customers and anticipated service revenue.

We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets, which could result in material losses.

        Most of our sales are on an open credit basis, with typical payment terms of 30 to 45 days. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe our customers can pay and maintain reserves we believe are adequate to cover exposure for doubtful accounts. However, there can be no assurance that our open credit customers will pay the amounts they owe to us or that the reserves we maintain will be adequate to cover such credit exposure. Our customers' failure to pay and/or our failure to maintain sufficient reserves could have a material adverse effect on our operating results and financial condition.

        In addition, to the extent that the ongoing turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers' ability to pay may be adversely impacted, which in turn could have a material adverse effect on our business, operating results and financial condition.

        A portion of our sales are derived through our distributors. As distributors tend to have more limited financial resources than other resellers and end-user customers, they generally represent sources of increased credit risk. Additionally, in the event that the ongoing turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results and financial condition.

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

        On January 24, 2008, Sprint Communications sued two of our customers, Broadvox and Nuvox, in the District of Kansas for patent infringement. We have agreed, subject to certain conditions, to assume the defense of this litigation on behalf of Broadvox to the extent the claims result from its use of Sonus products. There can be no assurance that we will not be required to indemnify Nuvox from any judgment of infringement rendered against them. For additional information on this litigation, see Part 1 Item III "Legal Proceedings" in this Annual Report on Form 10-K.

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

        Campaigns by significant investors to effect changes at publicly traded companies have increased in recent years. On January 9, 2009, we entered into a letter agreement with Legatum Capital and its affiliates ("Legatum"), which was filed as Exhibit 10.1 to a Current Report on Form 8-K on January 12, 2009 (the "Letter Agreement"). Legatum is currently our largest stockholder and beneficially owns approximately 25% of our outstanding stock. The Letter Agreement provides that we will add two new independent directors to our Board of Directors. The directors will be designated by Legatum, subject to approval by our Board of Directors. The Letter Agreement also provides that we will recommend an amendment to our Amended and Restated Certificate of Incorporation at the 2009 Annual Meeting of Stockholders to declassify our board structure by the 2011 Annual Meeting of Stockholders. In addition, under the Letter Agreement, Legatum will refrain from putting forth proposals or taking actions in connection with our 2009 Annual Meeting of Stockholders. Further, we will form an ad hoc Corporate Development and Investment Committee of our Board of Directors to focus on uses of our cash, tax planning, strategic acquisitions, mergers and joint ventures, with the objective of enhancing stockholder value. There can be no assurance that any other stockholder will not pursue actions to effect changes in our management and strategic direction, including through the solicitation of proxies from our stockholders. If a proxy contest were to be pursued by any other stockholder, it could result in substantial expense to us and consume significant attention of our management and Board of Directors.

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

        Our historical stock option granting practices and the restatement of our financial statements in 2007 have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement action. We provided the results of our internal review and investigation to the SEC, which had notified us of a formal order of private investigation. We have responded to requests for documents and additional information and we intend to continue to cooperate with the SEC. No assurance can be given regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters will be time-consuming, expensive, and may distract management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, or have enforcement actions brought against us or our officers and directors which could harm our business, financial condition, results of operations and cash flows.

We had material weaknesses in our internal control over financial reporting prior to 2008 and cannot assure you that additional material weaknesses will not be identified in the future.

        Our management previously concluded that there were material weaknesses, as defined by the regulations issued by the U.S. Securities and Exchange Commission, in our internal control over financial reporting as of December 31, 2007. While we still require additional work and focus to address remaining deficiencies, management believes these internal control deficiencies have been sufficiently remediated and, accordingly, no longer constitute material weaknesses as of December 31, 2008. Because of the inherent limitations in all control systems, no evaluation of controls—even where we conclude the controls are operating effectively—can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

        Under generally accepted accounting principles, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, a significant change in circumstances relative to a large customer, a significant decline in our stock price for a sustained period and a decline in our market capitalization to below net book value. In connection with the preparation of our financial statements for the second and fourth quarters of fiscal 2008, we identified several impairment indicators related to the intangible assets and goodwill allocated to Zynetix and the intangible assets allocated to Atreus and performed assessments of the carrying value of these assets. As a result of these assessments, we recorded impairment charges aggregating $6.3 million for the year ended December 31, 2008, of which $3.6 million is included as a component of Loss from discontinued operations in our consolidated statement of operations. We may be required to record a significant charge to earnings in our financial statements in future periods if any additional impairment of our intangible assets or goodwill is determined, negatively impacting our results of operations.

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

Item 2.    Properties

        Our corporate headquarters is located in a leased facility in Westford, Massachusetts, consisting of 130,000 square feet under a lease that expires in July 2012. In addition to our corporate headquarters, we maintain the following active facilities:

Location	Principal use	Square footage (approximate)	Lease expiration
Freehold, New Jersey	Engineering/development	28,500	February 2016
Richardson, Texas	Sales and customer support	26,500	July 2010
Bangalore, India	Engineering/development	25,400	January 2011
Littleton, Massachusetts	Manufacturing	18,100	November 2009
Ottawa, Ontario	Engineering/development and sales and customer support	13,500	June 2010
Swindon, United Kingdom	Engineering/development	10,100	June 2010
Tokyo, Japan	Sales and customer support	7,200	September 2011
Staines, United Kingdom	Sales and customer support	4,300	November 2012
Darmstadt, Germany	Sales and customer support	3,600	October 2012
McLean, Virginia	Engineering/development	3,000	November 2010

        We also lease short-term office space in Colorado, China, Czech Republic, France, Russia, Singapore and the United Arab Emirates. We believe our existing facilities are adequate for our current needs and that suitable additional space will be available as needed.

Item 3.    Legal Proceedings

2001 IPO Litigation

        In November 2001, a purchaser of our common stock filed a complaint in the United States District Court for the Southern District of New York against us, two of our officers and the lead underwriters alleging violations of the federal securities laws in connection with our initial public offering ("IPO") and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased our common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that our registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between the underwriters and certain purchasers to make additional purchases in the after market. The claims against us are asserted under Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Section 11 of the Securities Act of 1933 (the "Securities Act") and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against us, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, we, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against many of the individual defendants, including our officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including us, but denied the remainder of the motion as to the defendants. In June 2003, a special committee of our Board of Directors authorized us to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. In

October 2004, the court certified the class in a case against certain defendants. On February 15, 2005, the court preliminarily approved the terms of the proposed settlement contingent on modifications to the proposed settlement. On August 31, 2005, the court approved the terms of the proposed settlement, as modified. On April 24, 2006, the court held a hearing on a motion to approve the final settlement and took the matter under advisement. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court's October 2004 order certifying a class. On June 25, 2007, the court entered an order terminating the settlement. On November 13, 2007, the issuer defendants in certain designated "focus cases" filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the "focus cases." Accordingly, we are unable to determine the ultimate outcome or potential range of loss, if any.

        On October 5, 2007, Vanessa Simmonds, a purported shareholder, filed a complaint in the Western District of Washington for recovery of short-swing profits under Section 16(b) of the Exchange Act against the underwriters in the IPO in 2000. On February 28, 2008, the plaintiff filed an amended complaint asserting substantially similar claims as set forth in the initial complaint. The amended complaint seeks recovery against the underwriters for profits they received from the sale of our common stock in connection with the IPO. The Company was named as a nominal defendant but has no liability for the asserted claims. No Sonus officers or directors were named in the amended complaint. On July 25, 2008, the underwriter and issuer defendants filed motions to dismiss the case. On September 8, 2008, the plaintiff filed oppositions to the motions, and the issuer and underwriters defendants filed replies in support of their motions to dismiss on October 23, 2008. Oral argument on all motions to dismiss was held on January 16, 2009, at which time the Judge took the pending motions to dismiss under advisement. The Judge has stayed discovery until he rules on all motions to dismiss. We do not expect that this claim will have a material impact on our financial position or results of operations.

2002 Securities Litigation

        Beginning in July 2002, several purchasers of our common stock filed complaints in the United States District Court for the District of Massachusetts against us, certain officers and directors and a former officer under Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act (the "Class Action Complaints"). The purchasers sought to represent a class of persons who purchased our common stock between December 11, 2000 and January 16, 2002, and sought unspecified monetary damages. The Class Action Complaints were essentially identical and alleged that we made false and misleading statements about our products and business. On March 3, 2003, the plaintiffs filed a Consolidated Amended Complaint. On April 22, 2003, we filed a motion to dismiss the Consolidated Amended Complaint on various grounds. On May 11, 2004, the Court held oral argument on the motion, at the conclusion of which the Court denied our motion to dismiss. The plaintiffs filed a motion for class certification on July 30, 2004. On February 16, 2005, the Court certified the class and appointed a class representative. On March 9, 2005, the Court appointed the law firm of Moulton & Gans as lead counsel. After the Court requested additional briefing on the adequacy of the class representative, the class representative withdrew. Lead counsel then filed a motion to substitute a new plaintiff as the class representative. On May 19, 2005, the court held a hearing on the motion and took the matter under advisement. On August 15, 2005, the Court issued an order decertifying the class and requiring the parties to submit a joint report informing the Court whether the cases have been settled and whether defendants would be seeking to recover attorney's fees from the plaintiffs. On September 30, 2005, the plaintiffs filed motions to voluntarily dismiss their complaints with prejudice. On October 5, 2005, the Court entered an order dismissing the cases. On June 26, 2006, the Court issued an order denying our motion for recovery of attorneys' fees. We do not have any directors and officers insurance available for this claim.

        On January 6, 2006, a purchaser of our common stock filed a complaint in the United States District Court for the District of Massachusetts that is essentially identical to the Class Action Complaints that were dismissed on October 5, 2005. The Court appointed the Public Employees' Retirement System of Mississippi as lead plaintiff. The lead plaintiff filed an Amended Consolidated Class Action Complaint on March 5, 2007 ("Amended Complaint"). On April 19, 2007, the defendants filed a motion to dismiss the Amended Complaint. In September 2008 we agreed to settle the litigation and, on October 3, 2008, entered into a Memorandum of Understanding with the plaintiff setting forth the terms of the settlement. Pursuant to the settlement, subject to confirmatory discovery and final court approval, we agreed to pay $9.5 million to the shareholder class in the case, as well as $0.1 million toward the cost of the class notice process. In addition, we expect to incur $0.4 million in incremental legal fees in connection with the confirmatory discovery and settlement approval process. On February 4, 2009, the Court issued an order in which it certified a settlement class, preliminarily approved the settlement, and ordered that notice be sent to the settlement class. The hearing on final court approval of the settlement is on June 16, 2009. At December 31, 2008, we had accrued $10.0 million related to this settlement, of which $9.6 million is included as a component of Litigation settlements and $0.4 million is included as a component of General and administrative expense in our consolidated statements of operations for the year ended December 31, 2008. We do not have any directors and officers insurance available for this claim.

2004 Restatement Litigation

        Beginning in February 2004, a number of purported shareholder class action complaints were filed in the United States District Court for the District of Massachusetts against us and certain of our current officers and directors. On June 28, 2004, the Court consolidated the claims. On December 1, 2004, the lead plaintiff filed a consolidated amended complaint. The complaint asserts claims under the federal securities laws, specifically Sections 10(b) and 20(a) of the Exchange Act and Sections 11, 12(a), and 15 of the Securities Act, relating to the restatement of our financial results for 2001, 2002 and the first three quarters of 2003. As discussed in Note 21, on November 7, 2007, we and the plaintiff agreed to settle the litigation for $40.0 million. We recorded $24.7 million of expense, net of insurance recovery, for the settlement of this litigation in fiscal 2007. On March 31, 2008, the Court approved the settlement and the settlement was paid from funds held in escrow.

Patent Litigation

        On June 14, 2006, C2 Communications ("C2") sued AT&T, Inc., Verizon Communications, Inc., Qwest, Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing and Level 3 in the Eastern District of Texas, Marshall Division. C2 has alleged that each of the defendants infringe U.S. Patent No. 6,243,373 entitled "Method and Apparatus for Implementing a Computer Network Internet Telephone System." We agreed, subject to certain conditions, to assume the defense of Qwest, Global Crossing and Level 3 in this litigation to the extent the claim results from their use of products purchased from us. During the trial, on September 16, 2008, we reached an agreement to settle this litigation. The parties entered into a settlement and license agreement that provided for the payment of $9.5 million in full settlement of all claims against Qwest, Global Crossing and Level 3 as well as fully paid licenses to us and Qwest, Global Crossing and Level 3. The settlement was paid on September 24, 2008. The settlement expense is included as a component of Litigation settlements in the our consolidated statements of operations for the year ended December 31, 2008.

        On January 24, 2008, Spring Communications sued two of the Company's customers, Broadvox and Nuvox, in the District of Kansas for patent infringement. By letter dated April 23, 2008, Broadvox requested that the Company assume the defense of the case on its behalf. Pursuant to the indemnification obligation in the Company's agreement with Broadvox, the Company agreed, subject to certain conditions, to assume the defense in this litigation on behalf of Broadvox to the extent the claims result from its use of Sonus products. A settlement has been reached for this claim that requires us to pay an amount that does not have a material impact on our financial statements.

2006 Stock Option Accounting Litigation

        On November 14, 2006, a purported shareholder derivative lawsuit was filed in the United States District Court for the District of Massachusetts against us and certain of our officers and directors, naming us as a nominal defendant. Other purported shareholders filed virtually identical complaints. The suits claimed that certain of our officers and directors breached their fiduciary duties to our stockholders and to us in connection with our announced stock option review. The complaints were derivative in nature and did not seek relief from us. However, we entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors, which imposed certain obligations to advance payment of legal fees and costs incurred by the defendants in accordance with applicable Delaware law. By order dated December 18, 2006, the Court consolidated the actions. The plaintiffs filed a consolidated complaint. The defendants filed on March 19, 2007 a motion to dismiss the consolidated complaint. The Court held a hearing on July 11, 2007, and took the motion under advisement. On January 25, 2008, the Court issued an order granting the motion to dismiss and entering judgment in favor of the defendants on all counts. Plaintiffs did not pursue an appeal. However, on February 15, 2008, one of the plaintiffs in this case sent us a shareholder demand letter, seeking the same relief sought in the derivative litigation that the Court dismissed. On March 25, 2008, the Board rejected that demand.

        On January 19, 2007, a purported shareholder derivative lawsuit was filed in the Superior Court Department of Middlesex County of Massachusetts against certain of our directors and officers, also naming us as a nominal defendant. Another purported shareholder filed a virtually identical complaint. The suits asserted similar claims and sought relief similar to the derivative suits filed in federal court. On May 7, 2007, the plaintiffs filed a consolidated complaint. On June 6, 2007, the defendants moved to dismiss the consolidated complaint. The Court held a hearing on the motion on August 14, 2007 and took the matter under advisement. On November 12, 2007, the plaintiffs filed a motion to voluntarily dismiss the complaint without prejudice so plaintiffs could pursue an action in the Delaware Chancery Court to enforce their rights to inspect our books and records under Section 220 of the Delaware Code. The defendants opposed the motion. On December 7, 2007, the Court granted the motion to voluntarily dismiss without prejudice subject to plaintiffs' paying the defendants' reasonable legal fees within 30 days of the Court's order. The Court further ruled that the case would be dismissed with prejudice if the plaintiff did not pay the defendants' legal fees within 30 days. The plaintiffs did not pay the defendants' legal fees within the required 30 days. Accordingly, on January 8, 2008, the defendants requested entry of judgment, and on January 16, 2008, the Court issued an order allowing the request and dismissing the case with prejudice. On February 5, 2008, the plaintiffs filed a notice of appeal of that order. However, on April 23, 2008, the plaintiffs voluntarily dismissed their appeal.

        The claims described above did not have a material impact on our financial statements.

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

IRS Audit

        In May 2007, the Internal Revenue Service notified us that our payroll tax returns for the years ended December 31, 2004, 2005 and 2006 had been selected for audit in connection with our stock option review. In connection with the restatement of our financial statements, we recorded approximately $1.6 million of accrued liabilities for additional federal and state payroll tax, penalties and interest related to adjustments resulting from errors in stock option accounting. In December 2007, we executed a statute extension waiver for 2004 through December 31, 2008 to allow additional time to complete the audit. In April 2008, we reached an agreement with the IRS and paid $496,000 to settle this audit.

Employment Litigation

        On February 19, 2008, James Collier, our former Vice President of Sales, filed a complaint against us in the United States District Court for the District of New Jersey. The complaint alleges that we breached Mr. Collier's employment agreement by failing to pay severance in the amount of $600,000 and provide benefits claimed to be owed under the employment agreement. In July 2008 the parties agreed to settle the claim for an amount that did not have a material impact on our financial position or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is quoted on the NASDAQ Global Select Market under the symbol "SONS." All companies listed on the NASDAQ Global Select Market are required to comply with certain continued listing standards.

        The following table sets forth, for the time periods indicated, the high and low sale prices of our common stock as reported on the NASDAQ Global Select Market.

	High	Low
Fiscal 2008
First quarter	$5.95	$2.92
Second quarter	$4.78	$3.37
Third quarter	$4.55	$2.55
Fourth quarter	$2.91	$1.14
Fiscal 2007
First quarter	$8.78	$6.63
Second quarter	$9.03	$7.16
Third quarter	$8.85	$5.13
Fourth quarter	$7.59	$5.62

Holders

        At February 19, 2009, there were approximately 628 holders of record of our common stock.

Dividend Policy

        We have never declared or paid cash dividends and have no present intention to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We have not announced any currently effective authorization to repurchase shares of our common stock. However, upon vesting of restricted stock awards, employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. The following table summarizes repurchases of our common stock during the fourth quarter of fiscal 2008, which represent shares returned to satisfy tax withholding obligations:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2008 to October 31, 2008	11,589	$2.39	—	—
November 1, 2008 to November 30, 2008	396	1.60	—	—
December 1, 2008 to December 31, 2008	156,562	1.57	—	—

Total	168,547	$1.63	—	—

Performance Graph

        The following performance graph compares the cumulative total return to stockholders for our common stock for the period from December 31, 2003 through December 31, 2008 with the cumulative total return over the same period on the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The comparison assumes an investment of $100 on December 31, 2003 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The performance shown is not necessarily indicative of future performance.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
Consolidated Statement of Operations Data (In thousands, except per share amounts)
	2008(1)	2007	2006(2)	2005	2004
Revenue:
Product	$203,387	$225,644	$203,592	$135,198	$124,607
Service	109,758	93,771	75,891	60,164	46,295

Total revenue	313,145	319,415	279,483	195,362	170,902

Cost of revenue:
Product	74,168	90,947	70,823	53,542	33,227
Service	55,704	37,424	29,609	24,683	18,672

Total cost of revenue	129,872	128,371	100,432	78,225	51,899

Gross profit	183,273	191,044	179,051	117,137	119,003

Operating expenses:
Research and development	72,223	78,652	55,446	47,581	37,956
Sales and marketing	73,499	81,358	65,748	45,913	36,346
General and administrative	61,739	56,566	35,366	27,699	26,016
Litigation settlement, net of insurance recovery	19,100	24,672	—	—	—
Impairment of intangible assets	2,727	—	—	—	—
Restructuring expense	702	—	—	—	—
Amortization of goodwill and purchased intangible assets	—	—	—	—	2,402

Total operating expenses	229,990	241,248	156,560	121,193	102,720

Income (loss) from operations	(46,717)	(50,204)	22,491	(4,056)	16,283
Interest and other income (expense), net	12,710	19,297	15,405	9,380	3,796

Income (loss) from continuing operations before income taxes	(34,007)	(30,907)	37,896	5,324	20,079
Income tax benefit (provision)	(79,557)	8,356	64,958	(539)	(497)

Income (loss) from continuing operations	(113,564)	(22,551)	102,854	4,785	19,582
Loss from discontinued operations	(4,491)	(1,086)	—	—	—
Loss on sale of discontinued operations	(741)	—	—	—	—

Net income (loss)	$(118,796)	$(23,637)	$102,854	$4,785	$19,582

Earnings (loss) per share:
Basic:
Continuing operations	$(0.42)	$(0.09)	$0.41	$0.02	$0.08
Discontinued operations	(0.02)	—	—	—	—

	$(0.44)	$(0.09)	$0.41	$0.02	$0.08

Diluted:
Continuing operations	$(0.42)	$(0.09)	$0.40	$0.02	$0.08
Discontinued operations	(0.02)	—	—	—	—

	$(0.44)	$(0.09)	$0.40	$0.02	$0.08

Shares used to compute earnings (loss) per share:
Basic	271,477	262,924	253,771	248,584	245,830
Diluted	271,477	262,924	258,338	252,803	252,993

	December 31,
Consolidated Balance Sheet Data (In thousands)
	2008	2007	2006	2005	2004
Cash and cash equivalents	$122,207	$118,933	$44,206	$155,679	$121,931
Short-term marketable securities	$180,786	$207,088	$256,485	$140,569	$170,145
Long-term investments	$84,965	$66,568	$60,189	$17,993	$21,029
Working capital	$327,088	$365,204	$312,197	$278,047	$269,116
Total assets	$535,585	$694,050	$589,604	$457,206	$396,497
Long-term deferred revenue, net of current portion	$37,991	$16,462	$33,787	$33,853	$25,960
Long-term liabilities, net of current portion	$1,865	$2,061	$1,467	$1,449	$692
Convertible subordinated note	$—	$—	$—	$10,000	$10,000
Total stockholders' equity	$406,435	$493,586	$432,533	$278,812	$263,712

(1)
Includes the results of operations of Atreus Systems, Inc. for the period subsequent to its acquisition by the Company on April 18, 2008 and $87.3 million of income tax expense related to the recording of a valuation allowance on certain deferred tax assets.

(2)
Includes an income tax benefit of $82.6 million related to the reversal of a valuation allowance on certain deferred tax assets.

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

        Our voice infrastructure solutions allow wireline and wireless operators to build converged voice over IP ("VoIP") networks. Our products are built on the same distributed, IP-based principles embraced by the IP Multimedia Subsystem ("IMS") architecture, as defined by the Third Generation Partnership Project ("3GPP"). This IMS architecture is being accepted by network operators globally as the common approach for building converged voice, data, wireline and wireless networks. Since the IMS architecture is based primarily on IP packets and the Session Initiation Protocol ("SIP"), which has been the foundation of our products since our formation, we are uniquely positioned to offer an intuitive evolution from a distributed softswitch architecture to IMS with little or no impact on existing Sonus equipment or services. Additionally, the Sonus all-IP architecture is positioned to take advantage of wireless long-term evolution ("LTE") implementations as they emerge. Our investment in product development is focused on delivering high-growth solutions that leverage these IMS and LTE architectures.

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

        We reported a loss from operations of $46.7 million for fiscal 2008, compared to a loss from operations of $50.2 million in fiscal 2007 and income from operations of $22.5 million in fiscal 2006. Our losses from continuing operations for fiscal 2008 and 2007 were $113.6 million and $22.6 million, respectively. Our loss from continuing operations in fiscal 2008 includes $87.3 million of income tax expense related to a valuation allowance recorded on certain deferred tax assets in the United States recorded in the fourth quarter. Our income from continuing operations for fiscal 2006 was $102.9 million, including $82.6 million of income tax benefit related to the reversal of a valuation allowance on certain deferred tax assets. In fiscal 2008 we recorded $19.1 million of litigation settlement expense in the aggregate for litigation against certain of our customers alleging patent infringement of U.S. Patent No. 6,243,373 entitled "Method and Apparatus for Implementing a Computer Network Internet Telephone System" (the "C2 Patent Litigation") and a Consolidated Amended Complaint alleging that we made false and misleading statements about our products and business (the "2002 Securities Litigation"). In fiscal 2008 we also incurred $12.1 million of legal costs, $2.7 million for the impairment of intangible assets, $7.2 million of losses on foreign currency exchange and $0.7 million of restructuring expense. These operating costs were partially offset by $19.2 million of lower stock-based compensation expense in fiscal 2008, compared to fiscal 2007. Our lower stock-based compensation expense in the current year primarily resulted from the completion in 2007 of our stock option review, which necessitated modifications to stock options held by both current and former employees to allow them to exercise options that would otherwise have expired, as well as to extend the purchase periods under our Employee Stock Purchase Plan, aggregating $21.7 million.

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

Recent Developments

  Acquisition of Atreus Systems, Inc.

        On April 18, 2008, we completed the acquisition of Atreus Systems, Inc., a privately-held company with its principal office located in Ottawa, Canada (collectively with its subsidiaries, "Atreus") (see Note 4). Atreus is a supplier of service provisioning software for VoIP and IMS-based services. In consideration, we paid the selling stockholders $4.7 million of cash, net of cash acquired, and incurred $0.2 million of costs. We believe the addition of Atreus solutions to the Sonus product portfolio will allow us to provide comprehensive integration services for operators' growing IP-service portfolios. The operating results of Atreus have been included in our consolidated financial statements for the period subsequent to the acquisition.

        In connection with the preparation of our financial statements for the fourth quarter of fiscal 2008, we conducted our quarterly review for impairment indicators, during which we determined that there were several impairment indicators related to the intangible assets, including significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry and economic trends, a significant change in circumstances relative to a large customer and a significant decline in our stock price for a sustained period. In response, we performed an assessment of the carrying value of the intangible assets. This analysis concluded that the customer relationship and intellectual property intangible assets acquired in the Atreus acquisition were impaired, and accordingly, we recognized an impairment loss for the amount by which the carrying value of the intangible assets exceeded the related estimated original fair value. As a result, we recorded a charge of $2.7 million for the write-down of intangible assets in the fourth quarter of fiscal 2008. This expense is reported as Impairment of intangible assets in our consolidated statement of operations for the year ended December 31, 2008.

  Discontinued Operations

        In the third quarter of 2008, we committed to a plan to sell our Zynetix Limited ("Zynetix") subsidiary, which we acquired on April 13, 2007 (see Notes 4 and 5). The results of operations of Zynetix have been reclassified and reported as discontinued operations in the consolidated statements of operations for fiscal 2008 and fiscal 2007. On November 26, 2008, we completed the sale of Zynetix. The loss of $0.7 million on the sale of Zynetix is reported as Loss on disposal of discontinued operations, net of tax, in our consolidated statement of operations for the year ended December 31, 2008.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management's estimates and projections, there could be a material effect on our financial statements. The significant accounting policies that we believe are the most critical include the following:

  •
  Revenue recognition;

  •
  Deferred revenue;

  •
  Allowance for doubtful accounts;

  •
  Inventory reserves;

  •
  Royalty and other loss contingency reserves;

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

        Many of our sales involve complex multiple-element arrangements. When a sale includes multiple elements, such as products, maintenance and/or professional services, we recognize revenue using the residual method, as we have not established VSOE for our products or specified features/upgrades. Revenue associated with elements for which VSOE has been established is recorded based on the VSOE value; revenue associated with any undelivered elements that are not considered essential to the functionality of the product and for which VSOE has been established is deferred based on the VSOE value and any remaining arrangement fee is then allocated to, and recognized as, product revenue. We have established VSOE for maintenance arrangements (post-contract support) and some professional services. VSOE for maintenance and professional services is determined by either the price charged when the same element is sold separately or established by management having the relevant pricing authority. The Company's Pricing Committee has the relevant authority for establishing pricing for products and services. If we cannot establish VSOE for any undelivered element, including specified features and upgrades, we defer revenue on the entire arrangement until VSOE for all undelivered elements is known or all elements are delivered and all other revenue recognition criteria are met.

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

        Revenue from consulting, custom development and other professional services-only engagements is recognized as services are rendered, provided all other revenue recognition criteria have been met.

        We record deferred revenue for products delivered or services performed for which collection of the amount billed is either probable or has been collected but for which other revenue recognition criteria have not been met. Deferred revenue includes customer deposits and amounts associated with maintenance contracts. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is reported with noncurrent liabilities in the consolidated balance sheets.

        We defer recognition of incremental direct costs, such as cost of goods, royalties, commissions and third-party installation costs, until recognition of the related revenue. Such costs are classified as current assets if the deferred revenue is initially classified as current and noncurrent assets if the related deferred revenue is initially classified as noncurrent.

        We sell the majority of our products directly to our service provider customers. For products sold to resellers and distributors, we recognize revenue on a sell-through basis utilizing information provided to us from our resellers and distributors unless we have at least eight quarters of consistent history with a reseller which provides sufficient history regarding the potential of product returns or refunds, or any other form of concession.

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

        Beginning in the fourth quarter of fiscal 2008, we do not have sufficient evidence of VSOE on maintenance services for one of our largest customers. Therefore, all revenue related to multiple element arrangements for this customer is recognized ratably over the arrangement's remaining contractual maintenance period through the end of 2010. Revenue recognition on multiple element arrangements with this customer will begin when the only undelivered element of the arrangement (that does not have VSOE) is maintenance.

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

        We defer recognition of incremental direct costs, such as cost of goods, royalties, commissions and third-party installation costs, until satisfaction of the criteria for recognition of the related revenue. Deferred incremental direct costs that relate to deferred revenue that is classified as current are classified as current assets. When a portion of the deferred revenue related to a customer arrangement is classified as long-term, the incremental costs that relate to the arrangement are classified as noncurrent assets.

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

        Stock-Based Compensation.    On January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment ("SFAS 123R"), using the modified prospective transition method. We recognize the fair value of stock-based compensation in our consolidated financial statements over the requisite service period, generally on a straight-line basis for time-vested awards.

        Under SFAS 123R, our stock-based compensation is affected by our stock price as well as valuation assumptions, including the volatility of our stock price, expected term of the option, risk-free interest rate and expected dividends. We utilize the Black-Scholes valuation model for estimating the fair value on the date of grant of employee stock options. We estimate future volatility using a combination of historical and implied volatility. We believe that a combination of historical and implied volatility results in a more accurate estimate of the grant-date fair value of employee stock options because it more appropriately reflects the market's expectations of future volatility. Historical volatility during the period associated with the expected term of our stock options over the past few years included a period of time during or subsequent to our initial public offering when our stock price experienced abnormally high volatility levels, which we believe is unlikely to be indicative of future stock price behavior. However, we have not placed sole reliance on implied volatility as options in our common stock that are actively traded on the open market generally have a term of two years or less—substantially shorter than our stock options' expected term.

        Acquisitions.    In accordance with the purchase method of accounting as prescribed by SFAS No. 141, Business Combinations ("SFAS 141"), the fair values of assets acquired and liabilities assumed are determined and recorded as of the date of the acquisition. We utilize independent valuation specialists to assist us in determining the fair values of identifiable tangible and intangible assets acquired and liabilities assumed in order to determine the portion of the purchase price allocable to these assets. The estimates related to determining the fair values of assets acquired and liabilities assumed require significant amounts of judgment and technical expertise. Costs to acquire a business, including transaction costs, are allocated to the fair value of net assets acquired. Any excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill.

        Goodwill and Intangible Assets.    At December 31, 2008, we had goodwill and net intangible assets of $5.0 million and $0.6 million, respectively. Goodwill and intangible assets with indefinite lives are tested annually for impairment in accordance with the goodwill provisions of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by comparing the carrying amount of the asset to future net undiscounted pretax cash flows expected to be generated by the asset. If these comparisons indicate that an asset is not recoverable, we will recognize an impairment loss for the amount by which the carrying value of the asset exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. Considerable judgment is required to estimate discounted future operating cash flows. Judgment is also required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible or other long-lived assets. Factors that could indicate that an impairment may exist include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, a significant change in circumstances relative to a large customer, a significant decline in our stock price for a sustained period and a decline in our market capitalization to below net book value. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in the models and valuation reports. To the extent these future projections and estimates change, the estimated amounts of impairment could differ from current estimates.

        In connection with the preparation of our financial statements for the fourth quarter of fiscal 2008, we conducted our quarterly review for impairment indicators, during which we determined that there were several impairment indicators related to intangible assets, including significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry and economic trends, a significant change in circumstances relative to a large customer and a significant decline in our stock price for a sustained period. In response, we performed an assessment of the carrying value of our intangible assets. Based on this analysis, we concluded that the customer relationship and intellectual property intangible assets acquired in the Atreus acquisition were impaired, and accordingly, we recognized an impairment loss for the amount by which the carrying value of the intangible assets exceeded the related estimated original fair value. As a result, we recorded a charge of $2.7 million for the write-down of intangible assets in the fourth quarter of fiscal 2008. This amount is reported under the caption Impairment of intangible assets in our consolidated statement of operations for the year ended December 31, 2008. We performed our annual test for impairment of goodwill in accordance with SFAS 142 at November 30, 2008 and concluded that our goodwill was not impaired. Our stock price, which is highly volatile and has experienced declines since December 31, 2008, is an indicator that may suggest that our goodwill may be impaired. If our stock price does not improve prior to the end of the first quarter of fiscal 2009 or if other factors indicate that it is more likely than not that an impairment may exist, we could determine that an interim goodwill impairment test is required as of March 31, 2009, which could result in a non-cash impairment charge if an impairment exists. At December 31, 2008, the carrying value of goodwill was $5.0 million.

        In connection with the preparation of our financial statements for the second quarter of fiscal 2008 and update of our sales forecast for the second half of the fiscal year, we conducted our quarterly review for impairment indicators, during which we determined that there were no impairment indicators related to the intangible assets and goodwill allocated to the Sonus reporting unit. However, this review identified several indicators related to the intangible assets and goodwill allocated to the Zynetix reporting unit, including significant underperformance relative to plan or long-term projections. In response, we performed an assessment of the carrying value of the Zynetix reporting unit's intangible assets and goodwill. Because these comparisons indicated that the intangible assets and goodwill were impaired, we recognized an impairment loss for the amount by which the carrying value of the intangible assets and goodwill allocated to the Zynetix reporting unit exceeded the related estimated or implied fair value. As a result, we recorded a charge of $3.6 million for the write-down of intangible assets and goodwill. Of this charge, $1.5 million relates to intangible assets and $2.1 million relates to goodwill. As a result, the net book values of the intangible assets and goodwill attributable to the Zynetix reporting unit were reduced to zero at June 30, 2008. The impairment charge for the write-down of these assets is included as a component of Loss from discontinued operations, net of tax, in our consolidated statements of operations for the year ended December 31, 2008.

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

        Effective January 1, 2007, we adopted FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

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

Results of Operations

  Years Ended December 31, 2008 and 2007

        Revenue.    Revenue for the years ended December 31, 2008 and 2007 was as follows (in thousands):

	Year ended December 31,
	2008	2007
Product	$203,387	$225,644
Service	109,758	93,771

Total revenue	$313,145	$319,415

        Product revenue is comprised of sales of our voice infrastructure products, including our GSX9000 and GSX4000 Open Services Switches, NBS Network Border Switch, PSX Call Routing Server, SGX Signaling Gateway, ASX Feature Server, the Sonus Insight Management System and related product offerings. Product revenue for fiscal 2008 decreased 9.9% from fiscal 2007. The decrease in product revenue was attributable to lower product sales, partially offset by the recognition of approximately $17 million of revenue related to the completion of a multi-year project and for which all of the revenue recognition criteria were met in the fourth quarter of fiscal 2008. Product revenue was also negatively impacted by the current macroeconomic environment, and we expect this environment to continue to negatively impact our revenue in fiscal 2009.

        Service revenue is primarily comprised of hardware and software maintenance and support, network design, installation and other professional services. Service revenue increased 17.0% in fiscal 2008, compared to fiscal 2007. Maintenance revenue increased $8.2 million, or 11.6%, in fiscal 2008, compared to fiscal 2007, primarily the result of our larger base of installed products. Professional services revenue increased $7.7 million, or 33.7% in fiscal 2008, compared to fiscal 2007, including approximately $4 million related to the completion of the aforementioned mult-year project.

        AT&T contributed more than 10% of our revenue in both fiscal 2008 and fiscal 2007. For orders received after October 1, 2008 from AT&T, we no longer have sufficient evidence of VSOE on maintenance services. As a result, all revenue related to multiple element arrangements for this customer will be recognized ratably over the arrangement's remaining contractual maintenance period. Revenue recognition on multiple arrangements with AT&T will begin when the only undelivered element of the arrangement (that does not have VSOE) is maintenance. In the fourth quarter of fiscal 2008, we recognized approximately $271,000 of revenue calculated using ratable revenue recognition, of which approximately $241,000 is classified as product revenue and $30,000 is classified as service revenue. There were no other customers that contributed more than 10% of revenue in either fiscal year.

        International revenue was approximately 30% and 26% of revenue in fiscal 2008 and fiscal 2007, respectively. Due to the uneven ordering patterns of our customers and the the timing of project completions, we expect that international revenue will continue to fluctuate as a percentage of revenue from quarter to quarter and year to year.

        Our deferred product revenue was $30.7 million and $44.1 million at December 31, 2008 and 2007, respectively. Our deferred service revenue was $48.3 million and $55.1 million at December 31, 2008 and 2007, respectively. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

        Cost of Revenue/Gross Profit.    Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs and inventory obsolescence. Cost of revenue and gross profit as a percentage of revenue ("gross margin") for the years ended December 31, 2008 and 2007 were as follows (in thousands, except percentages):

	Year ended December 31,
	2008	2007
Cost of revenue
Product	$74,168	$90,947
Service	55,704	37,424

Total cost of revenue	$129,872	$128,371

Gross profit margin (% of respective revenue)
Product	63.5%	59.7%
Service	49.2%	60.1%
Total gross profit margin	58.5%	59.8%

        The increase in product gross profit as a percentage of product revenue ("product gross margin") was primarily due to product and customer mix. The decrease in service gross profit as a percentage of service revenue ("service gross margin") was primarily due to increased personnel costs to support our 2008 global expansion efforts, coupled with the completion of the low margin multi-year project described above. Our service cost of revenue is relatively fixed in advance of any particular quarter and therefore, changes in service revenue will have a significant impact on service gross margins. We believe that our gross margin over time will remain in our long-term financial model of 58% to 62%.

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $72.2 million in fiscal 2008, a decrease of $6.5 million, or 8.2%, from $78.7 million in fiscal 2007. The decrease in fiscal 2008 primarily reflects lower stock-based compensation, partially offset by higher salary and related expenses associated with additional headcount. Stock-based compensation costs accounted for $8.9 million of lower research and development expense in fiscal 2008, compared to fiscal 2007. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our research and development expenses for fiscal 2009 will decrease from fiscal 2008 levels, primarily as a result of the ongoing migration of our development and quality assurance centers to lower-cost geographies.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses were $73.5 million in fiscal 2008, a decrease of $7.9 million, or 9.7%, from $81.4 million in fiscal 2007. The current year decrease primarily reflects lower stock-based compensation, partially offset by costs related to our continued expansion of our worldwide sales and support coverage. Stock-based compensation costs accounted for $9.3 million of lower sales and marketing expense in fiscal 2008, compared to fiscal 2007. We believe that our sales and marketing expenses will decrease in fiscal 2009 from fiscal 2008 levels, primarily the result of lower personnel and related costs.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses were $61.7 million in fiscal 2008, an increase of $5.1 million, or 9.1%, from $56.6 million in fiscal 2007. The increase is primarily attributable to higher personnel-related costs, coupled with $6.6 million of higher losses on foreign currency exchange compared to the prior year. Stock-based compensation costs accounted for $0.4 million of increased general and administration expense in fiscal 2008, compared to the prior year. In fiscal 2008, we recorded $4.8 million of stock-based compensation expense related to restricted stock granted to our former President and Chief Executive Officer (the "Former Executive") in connection with his Retention and Restricted Stock Agreement (the "Retention Agreement"), which was effective November 14, 2007. This amount includes $1.7 million of incremental stock-based compensation expense related to the accelerated vesting of such restricted stock. In fiscal 2007, we recorded $2.6 million of charges related to the departures of the Company's President and Chief Operating Officer, and Chief Financial Officer, as well as $1.8 million of charges related to the modification of options held by the Former Executive in connection with his Retention Agreement. These increases were partially offset by lower professional fees in fiscal 2008. Professional fees, including $12.1 million of legal fees primarily related to litigation, totaled $20.8 million in fiscal 2008. Professional fees, including $9.9 million related to our stock option historical review, totaled $25.3 million in fiscal 2007. We believe that our general and administrative expenses will decrease in fiscal 2009 from fiscal 2008 levels.

        Litigation Settlements, Net of Insurance Recovery.    We recorded $19.1 million and $24.7 million of net expense related to the settlement of litigation in fiscal 2008 and fiscal 2007, respectively.

        On September 16, 2008, we reached an agreement to settle the C2 Patent Litigation. The parties entered into a settlement and license agreement that provided for the payment of $9.5 million in full settlement of all claims against customers as well as fully paid licenses to us and our customers. The settlement was paid on September 24, 2008. On September 23, 2008, we reached a tentative agreement to settle the 2002 Securities Litigation. Pursuant to the settlement, subject to confirmatory discovery and final court approval, we agreed to pay $9.5 million to the shareholder class in the case, as well as $0.1 million toward the cost of the class notice process. At December 31, 2008, we had accrued $10.0 million for the 2002 Securities Litigation settlement, including the aforementioned $9.6 million for the settlement and class notice process, as well as $0.4 million for costs related to the confirmatory discovery process. The $0.4 million for discovery costs is included as a component of General and administrative expense. On February 17, 2009, we placed the $9.5 million settlement amount into escrow.

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

        Impairment of Intangible Assets.    In the fourth quarter of fiscal 2008 we recorded $2.7 million of expense for the write-down of intangible assets related to our acquisition of Atreus. In the second quarter of fiscal 2008 we recorded $3.6 million of expense for the write-down of intangible assets and goodwill related to our acquisition of Zynetix intangible assets and goodwill, which is included as a component of Loss from discontinued operations, net of tax, in our consolidated statement of operations for the year ended December 31, 2008.

        Interest Income, net.    Interest income consists of interest earned on our cash equivalents, marketable debt securities and long-term investments. Interest expense in both fiscal 2008 and fiscal 2007 relates to capital lease obligations. Interest income, net of interest expense, was $12.4 million in fiscal 2008, a decrease of $5.8 million, from $18.2 million in fiscal 2007. The reduction in interest income, net, in the current year reflects lower average cash and investment balances, coupled with a lower average portfolio yield.

        Income Taxes.    For the year ended December 31, 2008, we recognized income tax expense of $79.6 million. This was comprised of a tax benefit of $7.7 million, offset by an increase to our income tax expense of $87.3 million related to an increase in the valuation allowance on substantially all of our domestic net deferred tax assets after considering all positive and negative factors as to the recoverability of these assets. This determination was based on many factors, including the severity and trend of the current and prior year losses, the existence of cumulative losses for the latest three years, the current economic recession, a significant decrease to taxable income forecasted in future periods and other relevant factors. For the year ended December 31, 2007, we recognized an income tax benefit of $8.4 million.

        We have generated deferred tax assets and liabilities due to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the income tax bases of such assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets to the amount expected to be realized. In assessing the adequacy of the valuation allowances, we consider the scheduled reversal of deferred tax liabilities, future taxable income and prudent and feasible tax planning strategies. At December 31, 2008, we had valuation allowances of $121.2 million to offset deferred tax assets of $123.6 million. Included in the valuation allowance is $28.7 million related to excess tax benefits associated with stock-based compensation which will not be recognized until we recognize a reduction in taxes payable from these loss carryforwards. In addition, we have $26.5 million of deferred tax assets related to stock-based compensation expense for financial reporting purposes that are not deductible for tax purposes until options are exercised or shares vest. Since employees will not exercise their underlying options unless the current market price exceeds the option exercise price and our tax deduction for restricted shares is determined as the shares vest, the ultimate realization of this benefit is directly associated with the price of our common stock. At December 31, 2008, the Company's closing stock price of $1.58 was significantly below the weighted average exercise price of our common stock options of $5.19. The valuation allowance was based on the uncertainty of the realizability of certain deferred tax assets. In the event we determine it is more likely than not we will be able to use a deferred tax asset in the future in excess of its net carrying value, the valuation allowance would be reduced, thereby increasing net income or increasing equity in the period such determination was made.

  Discontinued Operations

        Loss from discontinued operations, net of tax.    In the third quarter of 2008, we committed to a plan to sell our Zynetix subsidiary, which we completed on November 27, 2008. We had acquired Zynetix on April 13, 2007. Accordingly, the results of operations of Zynetix are included in discontinued operations for the periods subsequent to its acquisition. These results are reported under the caption Loss from discontinued operations, net of tax.

        In connection with the preparation of our financial statements for the second quarter of fiscal 2008 and the update of our sales forecast for the second half of the fiscal year, we conducted a review of intangible assets and goodwill for impairment indicators, during which we determined that there were no impairment indicators related to the intangible assets and goodwill allocated to the Sonus reporting unit. However, this review identified several indicators related to the intangible assets and goodwill allocated to the Zynetix reporting unit, including significant underperformance relative to plan or long-term projections. In response, we performed an assessment of the carrying value of our intangible assets and goodwill. As a result, we recorded a charge to operations of $3.6 million for the write-down of intangible assets and goodwill. Of this charge, $1.5 million related to intangible assets and $2.1 million related to goodwill. As a result, the net book values of the intangible assets and goodwill attributable to the Zynetix reporting unit were reduced to zero at June 30, 2008. The write-down of these assets is included in the results of discontinued operations for the year ended December 31, 2008.

        Loss on sale of discontinued operations, net of tax.    On November 26, 2008, we completed the sale of Zynetix. In consideration for all of the equity of Zynetix we received a cash payment of £1.0 (approximately U.S. $2 at November 26, 2008); all cash on the books of Zynetix at the time of closing, the intellectual property we acquired at the time we purchased Zynetix that we subsequently included in certain of our products and the buyer's assumption of all contingent liabilities related to the Zynetix business, including but not limited to any customer and product support obligations. Prior to November 26, 2008, we had entered into intellectual property agreements between our subsidiary in the United Kingdom and Zynetix. These agreements allow for perpetual licenses between us and Zynetix for intellectual property used in both parties' respective products. We recorded a loss of $0.7 million, net of tax, on the sale of Zynetix.

  Years Ended December 31, 2007 and 2006

        Revenue.    Revenue for the years ended December 31, 2007 and 2006 was as follows (in thousands):

	Year ended December 31,
	2007	2006
Product	$225,644	$203,592
Service	93,771	75,891

Total revenue	$319,415	$279,483

        Product revenue for fiscal 2007 increased 10.8% from fiscal 2006. The increase in product revenue was primarily the result of increased product sales and shipments, including the successful completion of the deployment of our products into new and expanded customer networks.

        Service revenue increased 23.6% in fiscal 2007, compared to fiscal 2006. The increase is primarily a result of increased maintenance revenue due to our growing installed customer base and completion of certain professional services projects.

        AT&T contributed more than 10% of our revenue in the year ended December 31, 2007. Cingular Wireless (part of AT&T as of January 1, 2007), KDDI and Level 3 each contributed more than 10% of our revenue in the year ended December 31, 2006.

        International revenue was approximately 26% and 28% of revenue in fiscal 2007 and fiscal 2006, respectively.

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

        Cost of Revenue/Gross Profit.    Cost of revenue and gross profit as a percentage of revenue for the years ended December 31, 2007 and 2006 were as follows (in thousands, except percentages):

	Year ended December 31,
	2007	2006
Cost of revenue
Product	$90,947	$70,823
Service	37,424	29,609

Total cost of revenue	$128,371	$100,432

Gross profit margin (% of respective revenue)
Product	59.7%	65.2%
Service	60.1%	61.0%
Total gross profit margin	59.8%	64.1%

        The decrease in product gross margin was primarily due to product mix, coupled with the write-down in the fourth quarter of $1.5 million of excess and obsolete inventory. The decrease in service gross margin was primarily due to $2.7 million of higher stock-based compensation costs in fiscal 2007, compared to the prior year, partially offset by higher service revenue relative to our fixed costs.

        Research and Development Expenses.    Research and development expenses were $78.7 million in fiscal 2007, an increase of $23.3 million, or 41.9%, from $55.4 million in fiscal 2006. The increase in fiscal 2007 primarily reflects higher stock-based compensation, as well as higher salary and related expenses associated with additional headcount. Stock-based compensation costs accounted for $12.1 million of increased research and development expense in fiscal 2007, compared to fiscal 2006.

        Sales and Marketing Expenses.    Sales and marketing expenses were $81.4 million in fiscal 2007, an increase of $15.7 million, or 23.7%, from $65.7 million in fiscal 2006. The current year increase primarily reflects higher stock-based compensation and our continued expansion of our worldwide sales and support coverage. Stock-based compensation costs accounted for $10.1 million of increased sales and marketing expense in fiscal 2007, compared to fiscal 2006. We also recorded $1.9 million of higher evaluation equipment expenses in 2007, compared to the prior year.

        General and Administrative Expenses.    General and administrative expenses were $56.6 million in fiscal 2007, an increase of $21.2 million, or 59.9%, from $35.4 million in fiscal 2006. Professional fees, including $9.9 million related to our stock option historical review, totaled $25.3 million in 2007. Professional fees, including $6.1 million related to our stock option historical review, totaled $13.4 million in 2006. Stock compensation costs accounted for $4.3 million of increased general and administration expense in fiscal 2007, compared to the prior year. In fiscal 2007, we recorded $2.6 million of charges related to the departures of the Company's President and Chief Operating Officer, and Chief Financial Officer, as well as $1.8 million of charges related to the modification of options held by our President and Chief Executive Officer in connection with his Retention and Restricted Stock Agreement, which was effective November 14, 2007.

        Litigation Settlements, Net of Insurance Recovery.    On November 7, 2007 we reached a preliminary settlement, subject to court approval, of the consolidated securities action lawsuit arising from our restatement in 2004 of our financial statements. Under the terms of the settlement, the plaintiffs agreed to release all claims against us and the other defendants in consideration for the payment of $40.0 million from us to the class of plaintiffs.

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

        Income Taxes.    Our benefit for income taxes was $8.4 million for the year ended December 31, 2007, compared to a benefit of $65.0 million for the year ended December 31, 2006.

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

Liquidity and Capital Resources

        At December 31, 2008, our cash, cash equivalents, marketable securities and long-term investments totaled $388.0 million.

        Our operating activities used $16.7 million of cash in fiscal 2008. Cash used in operating activities was the result of our net loss and non-cash changes in our deferred income taxes, partially offset by adjustments for other non-cash items, including stock-based compensation, depreciation and amortization of property and equipment, the impairment of intangible assets and goodwill and amortization of intangible assets, as well asdecreases in inventory, the insurance receivable for a litigation settlement, other operating assets and accounts receivable. These amounts were more than offset by the release of a $40.0 million litigation settlement from escrow to the plaintiffs, coupled with lower levels of deferred revenue, accrued expenses and deferred rent and accounts payable. The lower accounts receivable levels are the result of our efforts on cash collections. On March 31, 2008, our proposed litigation settlement related to the 2004 Securities Litigation was approved by the court. Accordingly, the amounts that had been placed into escrow by us and our insurer were released to the plaintiff, and we eliminated the related liability and insurance receivable included in our consolidated balance sheet at December 31, 2007. As a result, our cash flows from operating activities were negatively affected by the release at March 31, 2008 of the $25.0 million we had previously placed into an escrow account, partially offset by the $9.6 million liability recorded for the settlement of the 2002

Securities Litigation. The decrease in accrued expenses and deferred rent is primarily attributable to lower employee compensation and related costs, including reductions for the payment of bonuses to our executives and employees under our bonus programs, payments for professional fees and royalties previously accrued, the completion of an employee stock purchase under our original ESPP and lower withholdings under the Amended and Restated ESPP.

        Our investing activities provided $18.5 million of cash in fiscal 2008, primarily comprised of $8.1 million of net sales and maturities of marketable securities and investments, and $25.0 million related to the release at March 31, 2008 of that amount in the 2004 Securities Litigation settlement escrow account as a result of the court's approval of the settlement agreement and the release of those funds to the plaintiffs. These amounts were partially offset by $9.7 million of investments in property and equipment, and cash payments aggregating $4.9 million, net of cash acquired, for our April 18, 2008 acquisition of Atreus.

        Our financing activities provided $2.5 million of cash in fiscal 2008, including $3.8 million of proceeds from the sale of common stock in connection with our ESPP and $0.4 million of proceeds from the exercise of stock options. These proceeds were partially offset by $1.5 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.2 million used for payments on our capital leases for office equipment.

        Our contractual obligations (both principal and interest) at December 31, 2008 consist of the following (in thousands):

	Payments due by period
	Total	2009	2010 to 2011	2012 to 2013	Thereafter
Capital lease obligations	$581	$275	$278	$28	$—
Operating lease obligations	29,353	7,483	15,113	5,627	1,130
Purchase commitments	42,361	42,361	—	—	—
Restructuring severance obligations	567	567	—	—	—
Technology license agreement	944	704	240	—	—
FIN 48 tax obligations, including interest and penalties	158	158	—	—	—

	$73,964	$51,548	$15,631	$5,655	$1,130

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

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141R"), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. SFAS 159 establishes presentation and disclosure requirements, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 was effective for us on January 1, 2008. We have elected not to apply the fair value option under SFAS 159 to any instrument as of January 1, 2008.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides a single definition of fair value, along with a framework for measuring it, and requires additional disclosure about using fair value to measure assets and liabilities. SFAS 157 emphasizes that fair value measurement is market-based, not entity-specific, and establishes a fair value hierarchy in which the highest priority is quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed according to their level within this hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice in certain ways, including requiring entities to include their own credit standing when measuring their liabilities. SFAS 157 was effective for us on January 1, 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The nonfinancial assets and nonfinancial liabilities to which SFAS 157 was not applied for the are included under the captions Property and equipment, net; Intangible assets, net; and Goodwill in our consolidated balance sheets. We have not determined the effect that the application of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities will have on our consolidated financial statements. The partial adoption of SFAS 157 for financial assets and financial liabilities did not impact our consolidated results of operations or financial condition.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations.

        We maintain an investment portfolio of various holdings, types and maturities. At any time a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on the interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We place our investments with high quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment grade securities. We manage potential losses in fair value by investing in relatively short-term investments, thereby allowing us to hold our investments to maturity. Our investments have an average remaining maturity of approximately six months. At December 31, 2008, the potential loss in future earnings and cash flow resulting from a hypothetical 10% movement in interest rates is estimated to approximate $0.7 million.

        Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would not be materially affected and our net income would be adversely affected by approximately $4.5 million, although the actual effects may differ materially from the hypothetical analysis.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sonus Networks, Inc.
Westford, Massachusetts

        We have audited the accompanying consolidated balance sheets of Sonus Networks, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sonus Networks, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, on January 1, 2007 the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 25, 2009

SONUS NETWORKS, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$122,207	$118,933
Marketable securities	180,786	207,088
Accounts receivable, net	75,788	84,951
Inventory	22,553	45,560
Deferred income taxes	111	30,683
Litigation settlement escrow	—	25,000
Insurance receivable—litigation settlement	—	15,328
Other current assets	14,937	18,842

Total current assets	416,382	546,385
Property and equipment, net	17,852	18,459
Intangible assets, net	568	2,607
Goodwill	5,025	8,397
Investments	84,965	66,568
Deferred income taxes	1,611	49,296
Other assets	9,182	2,338

	$535,585	$694,050

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,200	$17,379
Accrued expenses	28,231	39,980
Accrued litigation settlements	9,600	40,000
Current portion of deferred revenue	40,962	82,743
Current portion of long-term liabilities	1,301	1,079

Total current liabilities	89,294	181,181
Deferred revenue	37,991	16,462
Deferred income taxes	—	760
Long-term liabilities	1,865	2,061

Total liabilities	129,150	200,464

Commitments and contingencies (Note 23)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized; 275,133,894 and 272,565,951 shares issued; 272,836,984 and 270,269,041 shares outstanding at December 31, 2008 and 2007, respectively	275	273
Additional paid-in capital	1,269,790	1,244,232
Accumulated deficit	(870,716)	(751,920)
Accumulated other comprehensive income	7,353	1,268
Treasury stock, at cost; 2,296,910 common shares	(267)	(267)

Total stockholders' equity	406,435	493,586

	$535,585	$694,050

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year ended December 31,
	2008	2007	2006
Revenue:
Product	$203,387	$225,644	$203,592
Service	109,758	93,771	75,891

Total revenue	313,145	319,415	279,483

Cost of revenue:
Product	74,168	90,947	70,823
Service	55,704	37,424	29,609

Total cost of revenue	129,872	128,371	100,432

Gross profit	183,273	191,044	179,051

Operating expenses:
Research and development	72,223	78,652	55,446
Sales and marketing	73,499	81,358	65,748
General and administrative	61,739	56,566	35,366
Litigation settlements, net of insurance recovery	19,100	24,672	—
Impairment of intangible assets	2,727	—	—
Restructuring	702	—	—

Total operating expenses	229,990	241,248	156,560

Income (loss) from operations	(46,717)	(50,204)	22,491
Interest expense	(291)	(164)	(216)
Interest income	12,643	18,393	15,660
Other income (expense), net	358	1,068	(39)

Income (loss) from continuing operations before income taxes	(34,007)	(30,907)	37,896
Income tax benefit (provision)	(79,557)	8,356	64,958

Income (loss) from continuing operations	(113,564)	(22,551)	102,854
Loss from discontinued operations, net of tax	(4,491)	(1,086)	—
Loss on disposal of discontinued operations, net of tax	(741)	—	—

Net income (loss)	$(118,796)	$(23,637)	$102,854

Earnings (loss) per share:
Basic:
Continuing operations	$(0.42)	$(0.09)	$0.41
Discontinued operations	(0.02)	—	—

	$(0.44)	$(0.09)	$0.41

Diluted:
Continuing operations	$(0.42)	$(0.09)	$0.40
Discontinued operations	(0.02)	—	—

	$(0.44)	$(0.09)	$0.40

Shares used to compute earnings (loss) per share:
Basic	271,477	262,924	253,771
Diluted	271,477	262,924	258,338

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
(in thousands, except share data)

	Common Stock					Accumulated Other Comprehensive Income (Loss)	Treasury Stock
			Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit				Total Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Par Value					Shares	Cost
Balance, January 1, 2006	251,730,706	$252	$1,110,057	$(99)	$(831,087)	$(44)	2,296,910	$(267)	$278,812
Elimination of deferred compensation upon the adoption of SFAS 123R			(99)	99					—
Issuance of common stock in connection with employee stock purchase plan	1,192,502	1	4,763						4,764
Exercise of stock options	9,090,728	9	36,580						36,589
Vesting of restricted stock	80,000								—
Shares of restricted stock returned to the Company under net share settlement to satisfy tax withholding obligation	(28,604)		(189)						(189)
Compensation expense related to employee stock options			6,081						6,081
Compensation expense related to restricted stock awards			466						466
Compensation expense related to employee stock purchase plan			3,300						3,300
Compensation expense related to non-employee stock options			18						18
Compensation expense related to modification of stock options			2,128						2,128
Modifications of stock options—reclassification from equity to liability awards			(2,252)						(2,252)
Currency translation adjustment						(38)			(38)	$(38)
Net income					102,854				102,854	102,854

Comprehensive income for the year ended December 31, 2006										$102,816

Balance, December 31, 2006	262,065,332	262	1,160,853	—	(728,233)	(82)	2,296,910	(267)	432,533
Adjustment related to January 1, 2007 adoption of FIN 48 (see Note 2)					(50)				(50)
Issuance of common stock in connection with employee stock purchase plan	1,375,668	2	5,611						5,613
Exercise of stock options	9,063,463	9	39,539						39,548
Vesting of restricted stock	92,500								—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(31,012)		(210)						(210)
Compensation expense related to employee stock options			8,730						8,730
Compensation expense related to restricted stock awards			1,911						1,911
Compensation expense related to employee stock purchase plan			3,557						3,557
Compensation expense related to non-employee stock options			41						41
Compensation expense related to modifications of employee stock purchase plan			8,880						8,880
Compensation expense related to modification of stock options			16,953						16,953
Compensation expense related to tender offer			1,876						1,876
Modifications of stock options—reclassification from equity to liability awards			(1,255)						(1,255)
Settlement of stock options—liability awards			1,231						1,231
Stock option tender offer—reduction of equity to establish tender offer liability			(3,485)						(3,485)
Currency translation adjustment						1,350			1,350	$1,350
Net loss					(23,637)				(23,637)	(23,637)

Comprehensive loss for the year ended December 31, 2007										$(22,287)

Balance, December 31, 2007	272,565,951	273	1,244,232	—	(751,920)	1,268	2,296,910	(267)	493,586
Issuance of common stock in connection with employee stock purchase plan	1,321,328		3,755						3,755
Exercise of stock options	184,845		437						437
Vesting of restricted stock	1,433,766	2							2
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(546,996)		(1,510)						(1,510)
Compensation expense related to employee stock options			9,174						9,174
Compensation expense related to restricted stock awards			8,654						8,654
Compensation expense related to employee stock purchase plan			4,129						4,129
Compensation expense related to non-employee stock options			184						184
Compensation expense related to modification of stock options			422						422
Issuance of shares in connection with Zynetix earnout agreement (see Note 4)	175,000		313						313
Unrealized gain on available-for-sale marketable securities, net of tax						928			928	$928
Currency translation adjustment						5,157			5,157	5,157
Net loss					(118,796)				(118,796)	(118,796)

Comprehensive loss for the year ended December 31, 2008
Balance, December 31, 2008	275,133,894	$275	$1,269,790	$—	$(870,716)	$7,353	2,296,910	$(267)	$406,435	$(112,711)

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(118,796)	$(23,637)	$102,854
Adjustments to reconcile net income (loss) to cash flows provided by (used in) operating activities:
Depreciation and amortization of property and equipment	11,661	13,259	9,508
Amortization of intangible assets	1,155	428	—
Impairment of intangible assets and goodwill	6,357	—	—
Impairment of marketable equity securities	92	—	—
Stock-based compensation	22,830	41,948	11,961
Loss on disposal of property and equipment	325	135	706
Deferred income taxes	78,094	(4,798)	(73,100)
Decrease in fair value of modified stock options held by former employees	—	(1,068)	39
Changes in operating assets and liabilities:
Accounts receivable	10,010	(13,966)	1,288
Inventory	19,333	(2,829)	(3,943)
Insurance receivable—litigation settlement	15,328	(15,328)	—
Other operating assets	9,814	(3,819)	(5,822)
Accounts payable	(9,167)	(1,427)	(6,090)
Accrued expenses and deferred rent	(13,769)	(1,131)	16,683
Accrued litigation settlements	(30,400)	40,000	—
Deferred revenue	(19,602)	4,481	(28,266)

Net cash provided by (used in) operating activities	(16,735)	32,248	25,818

Cash flows from investing activities:
Purchases of property and equipment	(9,709)	(11,669)	(10,639)
Business acquisitions, net of cash acquired	(4,909)	(8,846)	—
Purchases of available-for-sale marketable securities	(246,251)	(85,620)	(55,640)
Sale/maturities of available-for-sale marketable securities	250,052	90,333	125,365
Purchases of held-to-maturity marketable securities	(123,851)	(318,286)	(415,118)
Maturities of held-to-maturity marketable securities	128,215	356,590	187,281
Decrease (increase) in litigation settlement escrow	25,000	(25,000)	—
Decrease in restricted cash	—	341	250

Net cash provided by (used in) investing activities	18,547	(2,157)	(168,501)

Cash flows from financing activities:
Sale of common stock in connection with employee stock purchase plan	3,755	5,613	4,764
Proceeds from exercise of stock options	437	39,548	36,589
Repayment of convertible subordinated note	—	—	(10,000)
Repayment of notes payable to former Zynetix Limited shareholders	—	(335)	—
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(1,510)	(399)	—
Principal payments of capital lease obligations	(175)	(527)	(44)

Net cash provided by financing activities	2,507	43,900	31,309

Effect of exchange rate changes on cash and cash equivalents	(1,045)	736	(99)

Net increase (decrease) in cash and cash equivalents	3,274	74,727	(111,473)
Cash and cash equivalents, beginning of year	118,933	44,206	155,679

Cash and cash equivalents, end of year	$122,207	$118,933	$44,206

Supplemental disclosure of cash flow information:
Interest paid	$291	$167	$215
Income taxes paid	$1,650	$2,928	$2,410
Income tax refunds received	$192	$6	$12
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$562	$561	$1,679
Property and equipment acquired under capital lease	$1,083	$261	$455
Property and equipment acquired as part of a facility lease	$—	$—	$141

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

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

Revenue Recognition

        Sonus' products are primarily marketed based on the software elements contained therein. In addition, hardware sold generally cannot be used apart from the software. Therefore, Sonus considers its principal products to be software-related. Sonus recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility of the related receivable is probable under customary payment terms. When Sonus has future obligations, including a requirement to deliver additional elements which are essential to the functionality of the delivered elements or for which vendor-specific objective evidence of fair value ("VSOE") does not exist or when customer acceptance is required, Sonus defers revenue recognition and related costs until those obligations are satisfied. The ordering patterns and sales lead times associated with customer orders may vary significantly from period to period.

        Many of the Company's sales involve complex multiple-element arrangements. When a sale includes multiple elements, such as products, maintenance and/or professional services, Sonus recognizes revenue using the residual method. Revenue associated with elements for which VSOE has been established is recorded based on the VSOE value; revenue for any undelivered elements that are

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

considered not essential to the functionality of the product and for which VSOE has been established is deferred based on the VSOE value, and any remaining arrangement fee is then allocated to, and recognized as, product revenue. VSOE is determined based upon the price charged when the same element is sold separately or established by management having the relevant pricing authority. If Sonus cannot establish VSOE for each undelivered element, including specified upgrades, it defers revenue on the entire arrangement until VSOE for all undelivered elements is known or all elements are delivered and all other revenue recognition criteria are met.

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

        Revenue from consulting, custom development and other professional services-only engagements is recognized as services are rendered provided all other revenue recognition criteria have been met.

        Sonus records deferred revenue for products delivered or services performed for which collection of the amount billed is either probable or has been collected but other revenue recognition criteria have not been met. Deferred revenue includes customer deposits and amounts associated with maintenance contracts. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is reported with noncurrent liabilities in the consolidated balance sheets.

        Sonus defers recognition of incremental direct costs, such as cost of goods, royalties, commissions and third-party installation costs, until recognition of the related revenue. Such costs are classified as current assets if the deferred revenue is initially classified as current and noncurrent assets if the related deferred revenue is initially classified as noncurrent.

        Sonus sells the majority of its products directly to its service provider customers. For products sold to resellers and distributors, Sonus recognizes revenue on a sell-through basis utilizing information provided to Sonus from its resellers and distributors unless it has at least eight quarters of consistent history with a reseller which provides sufficient history regarding potential product returns or refunds, or any other form of concession.

        During the fourth quarter of 2007, Sonus began reporting revenue from one of its distributors on a sell-in basis, where revenue is recognized upon the shipment of products to the distributors, assuming all other requirements for revenue recognition have been met. The Company had previously recognized revenue for sales to this distributor when products had been sold through by the distributor to its customers. This change reflects two years of commercial activity with this distributor during which the Company has not authorized or incurred any return of Sonus products or provided any other form of price protection or concession. As a result of this history, the Company has determined that the price for products sold to this distributor is fixed or determinable upon sale to the distributor and collection is probable. During the year ended December 31, 2007, the Company recognized revenue totaling

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

approximately $60,000 in connection with sales of products to this distributor through December 31, 2007 that had not yet sold through to its customers. This revenue would have been recognized in subsequent periods if the Company had not changed to a sell-in basis for this distributor. This additional revenue resulted in an immaterial amount of additional income before income taxes and net income and had no impact on diluted net loss per share for the year ended December 31, 2007.

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

        Beginning in the fourth quarter of fiscal 2008, the Company does not have sufficient evidence of VSOE on maintenance services for one of its largest customers. Therefore, all revenue related to multiple element arrangements for this customer is recognized ratably over the arrangement's remaining maintenance period through the end of 2010. Revenue recognition on multiple element arrangements with this customer will begin when the only undelivered element of the arrangement (that does not have VSOE) is maintenance. At December 31, 2008, Other assets included $0.4 million of deferred product costs related to arrangements with this customer in which both the revenue and product costs are being recognized ratably.

        The Company excludes any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction (i.e., sales, use, value added) from its revenue and costs.

Fair Value of Financial Instruments

        The carrying amounts of Sonus' financial instruments, which include cash equivalents, marketable securities, investments, accounts receivable, accounts payable and long-term liabilities approximate their fair values.

        On June 12, 2008, the Company transferred its held-to-maturity portfolio of debt securities, aggregating $373.1 million, to the available-for-sale category. Because the transfer did not qualify under the exemption provisions for the sale or transfer of held-to-maturity securities under Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), the reclassification decision by the Company is deemed to have "tainted" the held-to-maturity category and accordingly, it will not be permitted to prospectively classify any investment securities accounted for in accordance with SFAS 115 as held-to-maturity for an extended period. However, the Company does not intend to designate securities as held-to-maturity for the foreseeable future and believes that maintaining its securities in the available-for-sale category provides greater flexibility in the

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

management of its overall investment portfolio. As a result of the transfer, there were no investments classified as held-to-maturity securities at December 31, 2008.

        The Company's available-for-sale securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in Accumulated other comprehensive income (loss), which is a separate component of stockholders' equity.

        Financial instruments with remaining maturities or that are payable within one year from the balance sheet date are classified as current. Financial instruments with remaining maturities or that are payable more than one year from the balance sheet date are classified as noncurrent.

        In accordance with SFAS 115, the Company performs a quarterly impairment evaluation of its investment portfolio and assesses whether a decline in fair value below amortized cost for any individual security is other-than-temporary. For securities whose fair value is less than amortized cost, the Company considers the duration of the decline in value, the severity of the decline, the reason for the decline, whether the Company has the intent and ability to hold the security until maturity or at least until the fair value recovers to a level that exceeds the amortized cost, whether there has been a continued decline or sale of an under-water security subsequent to the balance sheet date, the likelihood of the issuer's default or bankruptcy, the collateral underlying the security, the industry in which the issuer operates and the nature of the investment.

Cash and Cash Equivalents

        Cash equivalents are stated at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in Accumulated other comprehensive income (loss), which is a separate component of stockholders' equity. Cash equivalents are liquid securities that have remaining maturities of three months or less at the date of purchase.

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

        For foreign subsidiaries where the functional currency is the U.S. dollar, monetary assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date. Nonmonetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Revenue and expense items are translated at average rates of exchange prevailing during each period. Remeasurement adjustments are included in the consolidated statements of operations.

        The Company recorded losses on foreign currency translation of $7.2 million and $0.6 million for the years ended December 31, 2008 and 2007, respectively, and a gain of $1.0 million for the year ended December 31, 2006. Foreign currency gains and losses are included as a component of General and administrative expenses in the consolidated statements of operations.

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

        Deferred product costs represent deferred cost of revenue for product shipments to customers prior to satisfaction of Sonus' revenue recognition criteria. Such costs are classified as inventory if the deferred revenue is initially classified as current and in Other assets if the related deferred revenue is initially classified as noncurrent.

        Sonus provides inventory reserves based on excess and obsolete inventory determined primarily by future demand forecasts and estimated returns of defective product, and records charges to cost of revenues. Sonus assesses such demand forecasts and return history on at least a quarterly basis. If the Company records a charge to reduce inventory to its estimated net realizable value, it does not increase the inventory's carrying value due to subsequent changes in demand forecasts or product repairs.

        Sonus also records a full inventory reserve for evaluation equipment at the time of shipment to its customers as a charge to sales and marketing expense, as it is probable that the inventory value will not be realizable. If these evaluation shipments are later purchased by the Company's customers, Sonus reclassifies amounts previously charged to sales and marketing expense to cost of revenue in the period all revenue recognition criteria are met.

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

Intangible Assets and Goodwill

        Intangible assets consist of certain identifiable intangible assets resulting from business acquisitions, and at December 31, 2008 were comprised of intellectual property and purchased order backlog. The Company amortizes these intangible assets over their respective estimated useful lives, which range from one to five years. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable based upon the estimated undiscounted cash flows.

        Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company's goodwill balance relates to the April 2008 acquisition of Atreus Systems, Inc. (collectively with its subsidiaries, "Atreus") and the portion of goodwill from the April 2007 acquisition of Zynetix Limited ("Zynetix") allocable to Sonus after the sale of Zynetix (see Note 5). Goodwill is not amortized, but instead is tested for impairment at least annually, or if indicators of potential impairment exist.

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

Stock-Based Compensation

        On January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment ("SFAS 123R"), using the modified prospective transition method. Upon adoption on January 1, 2006, the Company eliminated the outstanding Deferred compensation balance against Additional paid-in capital. The Company recognizes the fair value of stock-based compensation in its consolidated financial statements over the requisite service period, generally on a straight-line basis for time-vested awards.

        Under SFAS 123R, the Company's stock-based compensation is affected by Sonus' stock price as well as valuation assumptions, including the volatility of Sonus' stock price, expected term of the option, risk-free interest rate and expected dividends. The Company utilizes the Black-Scholes valuation model for estimating the fair value on the date of grant of stock options. The Company estimates future volatility using a combination of historical and implied volatility and believes that a combination of historical and implied volatility results in a more accurate estimate of the grant-date fair value of stock options because it more appropriately reflects the market's expectations of future volatility.

        On November 10, 2005, the FASB issued FASB Staff Position ("FSP") No. FAS123(R)-3, Transition Elected Related to Accounting for the Tax Effects of Share-Based Payment Awards ("FSP 123R-3"). FSP 123R-3 provides that companies may elect to use a specified "short-cut" method to calculate the historical pool of windfall tax benefits under SFAS 123R. In 2006, the Company elected to use this "short-cut" method.

Software Development Costs

        The costs for the development of new software and substantial enhancements to existing software are expensed as incurred until technological feasibility has been established, at which time any additional costs would be capitalized. The Company has determined that technological feasibility is established at the time a working model of the software is completed. Because Sonus believes its process for developing software is essentially completed concurrently with the establishment of technological feasibility, no costs have been capitalized to date.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development Costs

        Research and development costs are expensed as incurred.

Concentrations of Credit and Off-Balance Sheet Risk and Single Source Suppliers

        The financial instruments that potentially subject Sonus to concentrations of credit risk are cash, cash equivalents, marketable debt securities and accounts receivable. The Company's cash and cash equivalents were diversified among two financial institutions at December 31, 2008 and three financial institutions at December 31, 2007.

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

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses were $0.4 million, $0.2 million and $0.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Other Comprehensive Income (Loss)

        The Company reports comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income. Comprehensive income (loss) is comprised of net income (loss), plus all changes in equity from transactions and other events and circumstances from non-owner sources. The Company's comprehensive income (loss) includes unrealized gains and losses on available-for-sale cash equivalents, marketable securities and foreign currency translation adjustments for all periods presented.

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

Accounting for Income Taxes

        Sonus provides for deferred income taxes resulting from temporary differences between financial and taxable income and tax attributes that impact future periods. Such differences arise primarily from stock-based compensation, depreciation, accruals and reserves, deferred revenue, tax credits, net operating loss carryforwards and allowances for accounts receivable. Sonus records valuation allowances to reduce deferred income tax assets to the amount that is more likely than not to be realized. Sonus has not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as the Company plans to permanently reinvest these amounts. Cumulative undistributed foreign earnings were $10.1 million and $7.2 million at December 31, 2008 and 2007, respectively.

        In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recorded an increase to the accumulated deficit of $50,000 to reflect the cumulative effect of the adoption of FIN 48 on January 1, 2007. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes.

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

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. SFAS 159 establishes presentation and disclosure requirements, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS 159 was effective January 1, 2008 for Sonus. The Company has elected not to apply the fair value option under SFAS 159 to any instrument as of January 1, 2008 and through December 31, 2008.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides a single definition of fair value, along with a framework for measuring it, and requires additional disclosure about using fair value to measure assets and liabilities. SFAS 157 emphasizes that fair value measurement is market-based, not entity-specific, and establishes a fair value hierarchy in which the highest priority is quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed according to their level within this hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice in certain ways, including requiring entities to include their own credit standing when measuring their liabilities. SFAS 157 was effective for Sonus on January 1, 2008. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The nonfinancial assets and nonfinancial liabilities to which SFAS 157 was not applied for the year ended December 31, 2008 are included under the captions Property and equipment, net; Purchased intangible assets, net; and Goodwill in the Company's consolidated balance

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

sheets. The Company has not determined the effect that the application of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities will have on its consolidated financial statements. The partial adoption of SFAS 157 for financial assets and financial liabilities did not impact the Company's consolidated results of operations or financial condition. See Note 6.

(3) EARNINGS (LOSS) PER SHARE

        Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive. Potential dilutive common shares consist of common stock issuable upon the exercise of stock options and unvested restricted stock under the Company's 1997 Stock Incentive Plan (the "1997 Plan") and 2007 Stock Incentive Plan (the "2007 Plan") as well as purchases of shares of common stock under the Company's 2000 Employee Stock Purchase Plan (the "ESPP") using the treasury stock method. Potential dilutive common shares for a portion of each of the years ended December 31, 2008 and 2007 also include contingently issuable shares of common stock related to the Zynetix acquisition. These shares were issued on November 4, 2008.

        The calculation of shares used to compute basic and diluted earnings (loss) per share is as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Weighted average shares outstanding—basic	271,477	262,924	253,771
Potential dilutive common shares	—	—	4,567

Weighted average shares outstanding—diluted	271,477	262,924	258,338

        The calculation above for the years ended December 31, 2008, 2007 and 2006 excludes options to purchase shares of common stock aggregating approximately 39.0 million shares, 20.8 million shares and 16.0 million shares, respectively, as their effects would be antidilutive.

(4) BUSINESS ACQUISITIONS

Atreus

        On April 18, 2008, the Company completed the acquisition of Atreus, a privately-held company with its principal office located in Ottawa, Canada. Atreus is a supplier of service provisioning software for Voice over IP ("VoIP") and IP Multimedia Subsystem ("IMS")-based services. In consideration, the Company paid the selling stockholders $4.7 million and incurred $0.2 million of transaction costs. The Company believes that the addition of Atreus solutions to the Sonus product portfolio will allow Sonus to provide comprehensive integration services for operators' growing IP-service portfolios. The operating results of Atreus are included in the Company's consolidated financial statements for the period subsequent to its acquisition.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(4) BUSINESS ACQUISITIONS (Continued)

        A summary of the transaction is as follows (in thousands):

Consideration:
Cash paid, net of cash acquired of $108	$4,692
Transaction costs	217

Total consideration	$4,909

Preliminary allocation of the purchase consideration:
Current assets	$3,422
Other assets	390
Identifiable intangible assets:
Developed technology	2,500
Customer relationships	1,000
Order backlog	300
Goodwill	276
Current liabilities	(2,979)

$4,909

        Current assets acquired primarily consist of accounts receivable. Other assets acquired primarily consist of noncurrent unbilled accounts receivable. Current liabilities assumed primarily consist of accrued expenses, accounts payable and deferred revenue. Current liabilities also include $0.7 million for employee severance costs, of which approximately $48,000 remained unpaid at December 31, 2008. The Company expects the remaining amounts to be paid by the second quarter of fiscal 2009.

        The amounts assigned to identifiable intangible assets acquired were based on their respective fair values determined as of the acquisition date using the income approach. The Company is amortizing these identifiable intangible assets using the straight-line method over their respective useful lives, which range from one to four years (see Note 10). The excess of the purchase price over net assets acquired was recorded as goodwill. The goodwill is not deductible for income tax purposes. Pro forma results of operations are not presented as the amounts are not material to the Company's historical results.

        In connection with the preparation of its financial statements for the fourth quarter of fiscal 2008, the Company performed a review of the intangible assets that were acquired with this acquisition and recorded impairment charges aggregating $2.7 million (see Note 10). This expense is reported as Impairment of intangible assets in the Company's consolidated statement of operations for the year ended December 31, 2008.

Zynetix

        On April 13, 2007, the Company completed the acquisition of Zynetix, a privately-held designer of innovative Global System for Mobile Communications infrastructure solutions located in the United Kingdom. The Company recorded intangible assets aggregating $3.0 million, including $1.3 million of intellectual property and goodwill of $8.3 million related to the transaction. Of these amounts, the Company determined that 75% and 25% of the intellectual property was allocated to the Sonus and Zynetix reporting units, respectively, and 75% and 25% of the goodwill was allocated to the Sonus and Zynetix reporting units, respectively.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(4) BUSINESS ACQUISITIONS (Continued)

        In connection with the acquisition of all of the issued share capital of Zynetix, the share purchase agreement, as amended, included two additional potential payments (the "earnouts") to the selling shareholders: (1) £1,500,000, payable on December 31, 2008 (the "2008 earnout"); and (2) 175,000 shares of Sonus common stock, deliverable on April 30, 2009 (the "2009 earnout"), both contingent upon the business achieving certain predetermined financial and business metrics related to revenue, operating expenses and customer trials. The shares of common stock were placed into escrow and would be released if the earnout metrics were achieved.

        On November 26, 2008, the Company sold Zynetix (see Note 5). On November 3, 2009, in anticipation of the sale, the Company settled the 2008 earnout by paying £650,000 (U.S. $1.1 million) in cash and releasing the remaining £100,000 held in escrow (included in the original purchase accounting when the Company acquired Zynetix in 2007) to the selling shareholders and settled the 2009 earnout by releasing the 175,000 shares of Sonus common stock (fair value of $0.3 million on the date of issuance) previously placed into escrow to the selling shareholders (collectively, the "earnout settlement"). The Company recorded expense of $1.4 million related to the earnout settlement, which is included as a component of General and administrative expenses in the consolidated statements of operations for the year ended December 31, 2008.

        In connection with the preparation of its financial statements for the second quarter of fiscal 2008, the Company performed a review of the intangible assets and goodwill that were acquired with this acquisition and recorded impairment charges aggregating $3.6 million (see Note 10). This expense is included as a component of Loss from discontinued operations in the Company's consolidated statement of operations for the year ended December 31, 2008.

(5) DISCONTINUED OPERATIONS

        In the third quarter of 2008, the Company committed to a plan to sell its Zynetix subsidiary, as the Zynetix business was no longer considered part of the Company's core business. The Company completed the sale on November 26, 2008.

        The results of operations of Zynetix have been classified within discontinued operations and include the following (in thousands):

	Year ended December 31,
	2008	2007
Revenue	$1,161	$895

Loss before income taxes	$(5,460)	$(1,552)
Income tax benefit	969	466

Loss from discontinued operations, net of tax	$(4,491)	$(1,086)

        The 2008 amounts reflect the results of operations of Zynetix for fiscal 2008 through November 26, 2008, the date of the sale of the subsidiary. The 2007 amounts reflect the results of operations for Zynetix for fiscal 2007 from April 13, 2007, the date of its acquisition by the Company. These amounts are reported as components of Loss from discontinued operations, net of tax, in the Company's consolidated statements of operations. The loss before income taxes for the year ended December 31, 2008 includes $3.6 million related to the impairment of intangible assets and goodwill (see Note 10).

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(5) DISCONTINUED OPERATIONS (Continued)

        In consideration for all of the equity of Zynetix, the Company received a cash payment of £1.0 (U.S. $2 at November 26, 2008) and all cash on the books of Zynetix at the time of closing. The Company recorded a loss of $0.7 million, with no tax benefit, on the sale of Zynetix. There is no tax benefit on the loss from the disposal, as there is a full valuation allowance provided against this loss. This amount is reported under the caption Loss on disposal of discontinued operations, net of tax.

(6) CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS

        Cash equivalents and marketable securities are invested in debt and equity instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality credit instruments.

        On June 12, 2008, the Company transferred its held-to-maturity portfolio of debt securities, aggregating $373.1 million, to the available-for-sale category. The Company recorded, at the time of the transfer, approximately $33,000 of net unrealized losses on available-for-sale securities in Accumulated other comprehensive income, net of tax. Because the transfer did not qualify under the exemption provisions for the sale or transfer of held-to-maturity securities under SFAS 115, the reclassification decision by the Company is deemed to have "tainted" the held-to-maturity category and, accordingly, it will not be permitted to prospectively classify any investment securities accounted for in accordance with SFAS 115 as held-to-maturity for an extended period. However, the Company does not intend to designate securities as held-to-maturity for the foreseeable future and believes that maintaining its securities in the available-for-sale category provides greater flexibility in the management of its overall investment portfolio. As a result of the transfer, there were no investments classified as held-to-maturity securities at December 31, 2008.

        Subsequent to the transfer of its held-to-maturity portfolio to the available-for-sale category, the Company sold $90.6 million of available-for-sale securities. The Company realized approximately $82,000 of gross gains and $10,000 of gross losses in the period from June 12, 2008 through December 31, 2008 as a result of these sales on a specific identification basis. These amounts are included in the Company's consolidated statements of operations for the year ended December 31, 2008.

        At December 31, 2008, the Company had no marketable securities or investments with continuous unrealized losses for one year or greater. At December 31, 2008, the amortized cost, gross unrealized

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(6) CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS (Continued)

gains and losses and fair value of the Company's marketable debt and equity securities and investments were comprised of the following (in thousands):

	December 31, 2008
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$104,953	$2	$—	$104,955

Marketable securities
Equity securities	$45	$—	$—	$45
Debt securities available-for-sale:
Municipal obligations	1,455	—	(9)	1,446
U.S. government agency notes	85,202	649	—	85,851
Corporate debt securities	24,293	163	(40)	24,416
Commercial paper	68,834	194	—	69,028

	$179,829	$1,006	$(49)	$180,786

Investments
Debt securities available-for-sale:
U.S. government agency notes	$54,775	$585	$—	$55,360
Corporate debt securities	29,647	125	(167)	29,605

	$84,422	$710	$(167)	$84,965

        The Company's debt securities available-for-sale that are classified as Investments in the consolidated balance sheet mature after one year but within two years or less from the balance sheet date.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(6) CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS (Continued)

        At December 31, 2007, marketable debt and equity securities and investments consisted of the following (in thousands):

	December 31, 2007
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$88,071	$—	$(3)	$88,068

Marketable securities
Debt securities available-for-sale:
State and municipal obligations	$23,300	$—	$—	$23,300
Debt securities held-to-maturity:
U.S. government agency notes	81,950	211	(4)	82,157
Corporate debt securities	36,501	13	(35)	36,479
Commercial paper	65,200	146	(4)	65,342

	$206,951	$370	$(43)	$207,278

Investments
Debt securities held-to-maturity:
U.S. government agency notes	$47,614	$255	$(4)	$47,865
Corporate debt securities	18,954	82	(8)	19,028

	$66,568	$337	$(12)	$66,893

	Cost	Unrealized gains	Unrealized losses	Fair value
Equity securities available-for-sale	$137	$—	$—	$137

        A reconciliation of the Company's debt and equity securities to the amounts reported in the consolidated balance sheets under the caption Marketable securities at December 31, 2007 is as follows (in thousands):

December 31, 2007
Debt securities available-for-sale carried at fair value	$23,300
Debt securities held-to maturity carried at amortized cost	183,651
Equity securities carried at fair value	137

$207,088

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

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(6) CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS (Continued)

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

        In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company's financial assets that are measured at fair value at December 31, 2008, which is comprised of the Company's available-for-sale debt and equity securities, and are reported under the captions Cash and cash equivalents, Marketable securities and Investments in the consolidated balance sheet (in thousands):

		Fair value measurements at December 31, 2008 using:
	Total carrying value at December 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$104,955	$90,965	$13,990	$—

Marketable securities
Equity securities	$45	$45	$—	$—
Municipal obligations	1,446	—	1,446	—
U.S. government agency notes	85,851	—	85,851	—
Corporate debt securities	24,416	24,416	—	—
Commercial paper	69,028	—	69,028	—

	$180,786	$24,461	$156,325	$—

Investments
U.S. government agency notes	$55,360	$—	$55,360	$—
Corporate debt securities	29,605	29,605	—	—

	$84,965	$29,605	$55,360	$—

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(7) ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following (in thousands):

	December 31,
	2008	2007
Earned accounts receivable	$32,957	$54,896
Unearned accounts receivable	43,859	30,529

Accounts receivable, gross	76,816	85,425
Allowance for doubtful accounts	(1,028)	(474)

Accounts receivable, net	$75,788	$84,951

(8) INVENTORY

        Inventory consists of the following (in thousands):

	December 31,
	2008	2007
On-hand final assemblies and finished goods inventory	$13,100	$19,102
Deferred product costs	18,617	30,018
Evaluation inventory	5,683	6,285

Inventory, gross	37,400	55,405
Evaluation reserve	(5,683)	(6,285)
Excess and obsolescence reserve	(2,877)	(3,560)

Inventory, net	28,840	45,560
Less current portion	(22,553)	(45,560)

Long-term portion (included in Other assets)	$6,287	$—

(9) PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

		December 31,
	Useful Life	2008	2007
Equipment and software	2–3 years	$69,427	$67,298
Furniture and fixtures	3–5 years	1,104	1,059
Leasehold improvements	Shorter of the life of the lease or estimated useful life (1-5 years)	7,274	6,041

		77,805	74,398
Less accumulated depreciation and amortization		(59,953)	(55,939)

Property and equipment, net		$17,852	$18,459

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(9) PROPERTY AND EQUIPMENT (Continued)

        The Company recorded $11.6 million, $13.3 million and $9.5 million of depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006, respectively, related to property and equipment.

        Property and equipment under capital leases included in the amounts above are as follows (in thousands):

	December 31,
	2008	2007
Cost	$1,383	$1,381
Less accumulated depreciation	(996)	(819)

Property and equipment under capital leases, net	$387	$562

        In 2008, Sonus removed certain depreciable assets that were no longer in service. The gross amount of such assets totaled $7.3 million and the Company recorded a loss on the disposal of these assets of $0.2 million. In 2006, Sonus removed certain depreciable assets that were no longer in service. The gross amount of such assets totaled $22.2 million and the Company recorded a loss on the disposal of these assets of $0.7 million.

        The net book value of the Company's property and equipment by geographic area is as follows (in thousands):

	December 31,
	2008	2007
United States	$14,976	$16,197
Asia/Pacific	1,216	1,427
Europe	1,545	835
Canada	114	—
Other	1	—

	$17,852	$18,459

(10) INTANGIBLE ASSETS AND GOODWILL

        Intangible assets consist of certain identifiable intangible assets resulting from the April 18, 2008 acquisition of Atreus and intellectual property retained by the Company in connection with the sale of Zynetix. The Company's intangible assets at December 31, 2008 and 2007 consist of the following (in thousands):

December 31, 2008	Useful life	Cost	Accumulated amortization	Net carrying value
Intellectual property	5 years	$999	$504	$495
Order backlog	1 year	247	174	73

		$1,246	$678	$568

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(10) INTANGIBLE ASSETS AND GOODWILL (Continued)

December 31, 2007	Useful life	Cost	Accumulated amortization	Net carrying value
Customer relationships	7 years	$1,415	$152	$1,263
Intellectual property	5 years	1,314	197	1,117
Trade name	3 years	303	76	227

		$3,032	$425	$2,607

        The Company amortizes its intangible assets over the estimated useful lives of the respective assets, which have a weighted average useful life of 3.8 years. Amortization expense related to intangible assets was $1.2 million and $0.4 million in the years ended December 31, 2008 and 2007, respectively. These amounts include $0.1 million of amortization expense for both years ended December 31, 2008 and 2007, that is included as a component of Loss from discontinued operations, net of tax, in the consolidated statements of operations.

        Estimated future amortization expense for intangible assets recorded by the Company at December 31, 2008 is as follows (in thousands):

Years ending December 31,
2009	$226
2010	152
2011	152
2012	38

$568

        Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The change in the carrying amount of goodwill during the year ended December 31, 2008 is as follows (in thousands):

Balance at January 1, 2008	$8,397
Acquisition of Atreus	276
Impairment of goodwill allocable to discontinued operations	(2,068)
Foreign currency translation adjustment	(1,580)

Balance at December 31, 2008	$5,025

        In connection with the preparation of the Company's financial statements for the fourth quarter of fiscal 2008, the Company conducted its quarterly review for impairment indicators, during which it determined that there were several impairment indicators related to the intangible assets, including significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry and economic trends, a significant change in circumstances relative to a large customer and a significant decline in the Company's stock price for a sustained period. In response, the Company performed an assessment of the carrying value of the intangible assets. This analysis concluded that the customer relationship and intellectual property intangible assets acquired in the Atreus acquisition were impaired, and accordingly, the Company recognized an impairment loss for the amount by which the carrying value of the intangible assets exceeded the related estimated original fair value. As a result, the Company recorded a charge of $2.7 million for the write-down of intangible assets in the fourth quarter of fiscal 2008. This amount is reported under the

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(10) INTANGIBLE ASSETS AND GOODWILL (Continued)

caption Impairment of intangible assets in the Company's consolidated statement of operations for the year ended December 31, 2008. The Company performed its annual test for impairment of goodwill in accordance with SFAS 142 at November 30, 2008 and concluded that there was no impairment. The Company's stock price, which is highly volatile and has experienced declines since December 31, 2008, is a partial indicator of the fair value of the Company. If the stock price does not improve prior to the end of the first quarter of fiscal 2009 or if other factors indicate that it is more likely than not that an impairment may exist, the Company could determine that an interim impairment test is required as of March 31, 2009, which could result in a non-cash goodwill impairment charge.

        In connection with the preparation of the Company's financial statements for the second quarter of fiscal 2008 and update of its sales forecast for the second half of the fiscal year, the Company conducted its quarterly review for impairment indicators, during which it determined that there were no impairment indicators related to the intangible assets and goodwill allocated to the Sonus reporting unit. However, this review identified several indicators related to the intangible assets and goodwill allocated to the Zynetix reporting unit, including significant underperformance relative to plan or long-term projections. In response, the Company performed an assessment of the carrying value of its intangible assets and goodwill. Because these comparisons indicated that the intangible assets and goodwill were impaired, the Company recognized an impairment loss for the amount by which the carrying value of the intangible assets and goodwill allocated to the Zynetix reporting unit exceeded the related estimated or implied fair value. As a result, the Company recorded a charge to operations of $3.6 million for the write-down of intangible assets and goodwill. Of this charge, $1.5 million relates to intangible assets and $2.1 million relates to goodwill. As a result, the net book values of the intangible assets and goodwill attributable to the Zynetix reporting unit were reduced to zero at June 30, 2008. The impairment charge for the write-down of these assets is included as a component of Loss from discontinued operations, net of tax, in the Company's consolidated statements of operations for the year ended December 31, 2008.

(11) VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

        The activity in Sonus' allowance for doubtful accounts is as follows (in thousands):

Year ended December 31,	Balance at beginning of year	Charges to expense	Write-offs	Balance at end of year
2008	$474	$813	$(259)	$1,028
2007	$592	$158	$(276)	$474
2006	$426	$204	$(38)	$592

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(11) VALUATION AND QUALIFYING ACCOUNTS (Continued)

Inventory Reserves

        The activity in Sonus' inventory reserves is as follows (in thousands):

Year ended December 31,	Balance at beginning of year	Charges to expense	Dispositions and sales	Balance at end of year
2008	$9,845	$5,594	$(6,879)	$8,560
2007	$5,969	$5,839	$(1,963)	$9,845
2006	$7,351	$997	$(2,379)	$5,969

(12) ACCRUED EXPENSES

        Accrued expenses consist of the following (in thousands):

	December 31,
	2008	2007
Employee compensation and related costs	$13,190	$20,892
Employee stock purchase plan	1,229	2,367
Professional fees	2,422	4,199
Royalties	1,809	2,373
Income taxes payable	1,563	1,442
Sales taxes payable	2,715	1,203
Other taxes	902	3,471
Restructuring	567	—
Other	3,834	4,033

	$28,231	$39,980

(13) RESTRUCTURING ACCRUAL

2008 Restructuring Accrual

        In the fourth quarter of fiscal 2008, the Company recorded $0.7 million of restructuring expense related to a headcount reduction initiative implemented as part of the Company's efforts to right-size the business to align with market opportunities while managing costs to position Sonus for profitable growth. Approximately 50 employees, or 5% of the then-current workforce, were affected by the reduction. The Company expects the payments related to this initiative to be completed in the first quarter of fiscal 2009.

        The table below summarizes the activity related to this initiative during the year ended December 31, 2008 (in thousands):

	Fiscal 2008 Activity
	Charged to expense	Cash payments	Balance December 31, 2008
Severance and fringe benefits	$702	$(135)	$567

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(13) RESTRUCTURING ACCRUAL (Continued)

        This amount is included as a component of Accrued expenses in the Company's consolidated balance sheet at December 31, 2008.

        On January 9, 2009, the Company committed to a restructuring initiative to further reduce its workforce by approximately 40 people, or 4% of employees worldwide. The Company expects to incur approximately $0.8 million in cash expenditures for severance and related costs, which will be recorded in the first quarter of fiscal 2009.

(14) LONG-TERM LIABILITIES

        Long-term liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Capital lease obligations	$515	$599
Deferred rent	1,707	687
Other	944	1,854

	3,166	3,140
Current portion of long-term liabilities	(1,301)	(1,079)

Long-term liabilities, net of current portion	$1,865	$2,061

        The future minimum annual payments under capital leases at December 31, 2008 are as follows (in thousands):

Years ending December 31,
2009	$275
2010	236
2011	42
2012	10
2013	18

Total minimum lease payments	581
Less amount representing interest	(66)

Present value of minimum lease payments	515
Less current portion	(235)

Long-term liabilities portion	$280

(15) STOCK-BASED COMPENSATION PLANS

2007 Plan

        The 2007 Plan was approved at the Company's Annual Meeting of Shareholders held on November 12, 2007, and became effective on that date. The 2007 Plan provides for the award of options to purchase the Company's common stock ("stock options"), stock appreciation rights ("SARs"), restricted common stock ("restricted stock"), restricted stock units and other stock-based awards and performance awards aggregating 9.5 million shares. At December 31, 2008, there were 4.9 million shares available for future issuance under the 2007 Plan.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(15) STOCK-BASED COMPENSATION PLANS (Continued)

1997 Plan

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

Nonvested Restricted Common Stock Activity

	Shares	Weighted Average Grant-date Fair Value
Nonvested balance at January 1, 2008	3,290,100	$5.86
Granted	2,017,666	$3.32
Vested	(1,433,766)	$6.18
Forfeited	(334,839)	$4.67

Nonvested balance at December 31, 2008	3,539,161	$4.40

        The Company recorded stock-based compensation expense totaling $8.7 million, $2.0 million and $0.5 million related to restricted stock awards in 2008, 2007 and 2006, respectively.

Common Stock Option Grant Activity

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2008	38,769,859	$5.35
Granted	3,216,716	$3.71
Exercised	(184,845)	$1.53
Forfeited	(2,511,717)	$5.88
Expired	(2,414,633)	$5.34

Outstanding at December 31, 2008	36,875,380	$5.19	5.21	$224

Vested or expected to vest at December 31, 2008	35,195,750	$5.18	5.05	$217
Exercisable at December 31, 2008	27,891,497	$5.19	4.07	$163

        The weighted average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $2.23, $3.33 and $3.07, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $0.3 million, $17.0 million and $11.9 million, respectively.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(15) STOCK-BASED COMPENSATION PLANS (Continued)

ESPP

        The ESPP is designed to provide eligible employees of the Company and its participating subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions.

        On January 25, 2008, the Company's Board of Directors approved the Amended and Restated 2000 Employee Stock Purchase Plan (the "Amended and Restated ESPP"). The Amended and Restated ESPP provides for six-month consecutive offering periods commencing with the March 1, 2008 purchase period. The purchase price of the stock is equal to 85% of the market price on the last day of the offering period. Under the Amended and Restated ESPP, because employees are entitled to purchase a variable number of shares for a fixed monetary amount, future awards are classified as share-based liabilities and recorded at fair value. The Company reclassifies these liabilities to Additional paid-in capital at the time of the share purchase, which is the date of the award.

        The ESPP prior to the adoption of the Amended and Restated ESPP (the "Original ESPP"), had a two year offering period comprised of four six month purchase periods. The purchase price of the stock was equal to 85% of the lower of the market price on the first day of the two year offering period or the market price on the last day of any of the four purchase periods. If the market price at any of the four purchase periods was less than the market price on the first date of the two year offering period, subsequent to the purchase, the offering period was cancelled and the employee was entered into a new two year offering period with the then-current market price as the new base price. Sonus recognized compensation expense associated with the Original ESPP in accordance with the provisions of SFAS 123R and FASB Technical Bulletin 97-1, Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option.

        On January 1 of each year, the aggregate number of shares of common stock available for purchase under the ESPP increases by the lesser of (i) 2% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors. At December 31, 2008, 40.9 million shares were authorized and 31.2 million shares were available under the ESPP for future issuance.

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

        In continuation of a 1997 agreement entered into by the TTI founders and other TTI shareholders, the founders agreed, in exchange for the option exercise proceeds, to transfer to Sonus a number of shares of Sonus' common stock received by them in the acquisition equal to the number of shares of Sonus' common stock issued upon exercise by former TTI employees of the stock options granted under the TTI 1998 Equity Incentive Plan. As a result of this agreement, the aggregate number of outstanding shares of Sonus' common stock that will be issued upon exercise of these stock options will

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(15) STOCK-BASED COMPENSATION PLANS (Continued)

not increase. As of December 31, 2005, all options under the TTI 1998 Equity Incentive Plan had expired. The Company distributed all of the remaining shares in fiscal 2008.

Stock-Based Compensation

        On May 16, 2008, the Company appointed a new President and Chief Executive Officer ("Dr. Nottenburg"), effective June 13, 2008 (the "Commencement Date"). Pursuant to the terms of his employment agreement, the Company issued Dr. Nottenburg an option to purchase 500,000 shares of the Company's common stock at an exercise price of $4.75 per share, the closing price of the Company's common stock on June 16, 2008, the date of grant. Twenty-five percent of the shares subject to the option will vest on the first anniversary of the Commencement Date and the remaining 75% will vest in equal monthly increments thereafter through the fourth anniversary of the Commencement Date. Dr. Nottenburg was also granted 500,000 shares of restricted stock. Twenty-five percent of the shares of restricted stock will vest on the first anniversary of the Commencement Date and the remaining 75% will vest in equal increments semi-annually thereafter through the fourth anniversary of the Commencement Date.

        On January 15, 2009, Dr. Nottenburg was granted an option to purchase 500,000 shares of the Company's common stock at an exercise price per share equal to the closing price of the Company's common stock January 15, 2009. Twenty-five percent of the shares subject to the option will vest on the first anniversary of the Commencement Date and the remaining 75% will vest in equal monthly increments thereafter through the fourth anniversary of the Commencement Date. On January 15, 2009, Dr. Nottenburg was also granted 500,000 shares of restricted stock, of which 25% will vest on the first anniversary of the Commencement Date and the remaining 75% in equal increments semi-annually thereafter through the fourth anniversary of the Commencement Date. The grants of stock and options and the vesting of the awards described above are subject to Dr. Nottenburg's continued employment with the Company.

        Dr. Nottenburg will be entitled to two performance stock awards of 250,000 shares each upon the Company's achieving certain performance metrics between January 1, 2010 and December 31, 2012. The Company will begin to record stock-based compensation expense at the time that it becomes probable that the respective performance conditions will be achieved.

        In October 2008, the Company entered into Executive Severance and Arbitration Agreements with seven executives of the Company (the "Executive Agreements"). The Executive Agreements provide for post-termination benefits in the event that any of the executives' employment is terminated by the Company or the executives for specified reasons. The post-termination benefits include 12-months accelerated vesting of unvested stock options and complete vesting of restricted stock. In addition, under each Executive Agreement, any stock options that are or become vested prior to the employment termination date of the executive will remain outstanding and exercisable for the shorter of three years following the employment termination date or the original remaining life of the stock options. The Company recorded a charge of approximately $155,000 in the fourth quarter of 2008 related to the modification and extension of the stock option exercise periods. The Company also granted an aggregate of 642,666 restricted shares of Sonus common stock to the executives. The shares will vest 25% on each of September 15, 2009 and September 15, 2010 and the remaining 50% will vest on September 15, 2011. The Company will record stock-based compensation expense for these shares over the requisite service periods, which end on September 15, 2011. In addition, the executives are entitled

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(15) STOCK-BASED COMPENSATION PLANS (Continued)

to three performance stock awards contingent upon the Company's achieving certain performance metrics for the three years ended December 31, 2010, 2011 and 2012. The combined number of shares that could be awarded to the seven executives totals 320,334 shares. The Company will begin to record stock-based compensation expense at the time that it becomes probable that the respective performance conditions will be achieved. The vesting of the restricted stock awards and the performance stock award grants are subject to the respective executive's continued employment with the Company. Subsequent to entering into the Executive Agreements, one of the seven executives voluntarily resigned from the Company.

        On November 14, 2007, the Company granted the then President and Chief Executive Officer ("Mr. Ahmed") 750,000 shares of restricted stock subject to certain accelerated vesting terms as set forth in his Retention and Restricted Stock Agreement dated as of November 14, 2007. On May 16, 2008, the vesting of 375,000 shares of the restricted stock awarded to Mr. Ahmed were accelerated through September 13, 2008, the completion date of Mr. Ahmed's required minimum transition assistance period and accordingly, the unrecognized expense of $1.9 million at May 16, 2008 related to these shares was amortized ratably through September 13, 2008, the accelerated vesting date and the last day of the minimum transition period. On December 11, 2008, Mr. Ahmed retired as Chairman of the Board of Directors, and accordingly, the unrecognized compensation expense of his unvested awards was recognized at that time.

        Stock options generally have a four-year vesting period and contractual term of ten years. Restricted stock is generally issued at no purchase price, with fair value based on the market price on the date of grant. Sonus recognizes the fair value of stock compensation over the requisite service period, generally on a straight-line basis for time-vested awards. The majority of Sonus' stock-based compensation is accounted for as an equity instrument. Certain awards, upon modification, have been recorded as liability awards. The Company currently has no outstanding liability awards.

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

        On September 10, 2007, the Company completed a tender offer to amend stock options issued in previous years for which it was subsequently determined that the exercise price was less than the fair value on the revised date of grant, in order to mitigate the unfavorable personal tax consequences under Section 409A. The impact of the amendment of such options resulted in a stock option modification under SFAS 123R. The terms of such tender offer required the Company to make cash payments to option holders in an amount equal to the difference between the exercise price of the original option and the amended exercise price of the new option. The Company recorded a liability of $3.5 million in the third quarter of fiscal 2007 for the present value of the fully vested cash payments to be paid in January 2008, of which $1.9 million was recorded as stock-based compensation expense and $1.6 million was recorded as a reduction to Additional paid-in capital. The stock-based compensation expense amount represents the incremental fair value of the new options, and was recognized in the

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(15) STOCK-BASED COMPENSATION PLANS (Continued)

third quarter of 2007 due to the fact that the future cash payments were fully vested as of September 10, 2007, the conclusion of the tender offer.

        The Company could not issue any securities under its registration statements on Form S-8 from November 2006 until it became current in its SEC reporting obligations for filing its periodic reports under the Securities Exchange Act of 1934, which occurred on August 2, 2007. During the fourth quarter of 2006 and in fiscal 2007, the Company extended the contractual terms of approximately 0.8 million and 2.1 million vested stock options, respectively, held by former executives and other former employees. As a result of the modifications, the Company recorded additional stock-based compensation of $11.7 million in fiscal 2007. After modification those stock options held by former employees became subject to the provisions of Emerging Issues Task Force ("EITF") Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF 00-19"). As a result, certain of those stock option awards were reclassified as liability awards within current liabilities. Accordingly, at the end of each reporting period, the Company determined the fair value of those awards utilizing the Black-Scholes valuation model and recognized any change in fair value in its consolidated statement operations in the period of change until the awards are exercised, expire or are otherwise settled. The Company recorded Other income of $1.1 million in fiscal 2007 and Other expense of approximately $39,000 in fiscal 2006 as a result of changes in the fair value of the liability awards. As of December 31, 2007, all of these options were exercised or had expired. The fair values of the awards that were exercised or had expired during the year ended December 31, 2007 were remeasured on the respective dates of exercise or expiration and recorded as an increase to Additional paid-in capital.

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

        The Company received cash from option exercises of $0.4 million, $39.5 million and $36.6 million in fiscal 2008, 2007 and 2006, respectively.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(15) STOCK-BASED COMPENSATION PLANS (Continued)

        The consolidated statements of operations include stock-based compensation for the years ended December 31, 2008, 2007 and 2006 as follows (in thousands):

	Year ended December 31,
	2008	2007	2006
Product cost of revenue	$628	$831	$81
Service cost of revenue	2,415	3,593	925
Research and development	7,046	15,906	3,809
Sales and marketing	4,797	14,072	3,990
General and administrative	7,768	7,410	3,156

	$22,654	$41,812	$11,961

        The Company's loss from discontinued operations for the years ended December 31, 2008 and 2007 includes approximately $176,000 and $136,000, respectively, of stock-based compensation. In addition, Sonus included $0.2 million of stock-based compensation in inventory at both December 31, 2008 and 2007.

        The income tax benefit for employee share-based compensation expense was $12.4 million and $2.8 million for the years ended December 31, 2007 and 2006, respectively. There is no income tax benefit for employee share-based compensation expense for the year ended December 31, 2008 due to the valuation allowance recorded.

        Sonus used the Black-Scholes valuation model for estimating the grant date fair value of employee stock options granted using the following assumptions for the years ended December 31, 2008, 2007 and 2006:

	Year ended December 31,
	2008	2007	2006
Risk-free interest rate	2.18%–3.12%	4.5%	4.7%
Expected dividends	—	—	—
Expected volatility	66.18%–75.79%	60%–78%	50.8%–126.2%
Weighted average volatility	71.75%	60.1%	74.8%
Expected life (years)	4.5	4.5	4.5

        The fair value of the rights to purchase shares of common stock under the ESPP was estimated on the commencement date of the offering period using the Black-Scholes valuation model with the following assumptions:

Year ended December 31,
	2008	2007	2006
Risk-free interest rate	N/A	3.6%–5.1%	1.83%–5.10%
Expected dividends	N/A	—	—
Expected volatility	N/A	46%–79%	50.8%–126.2%
Expected life (years)	N/A	0.5 – 2.0	0.5 – 2.0

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(15) STOCK-BASED COMPENSATION PLANS (Continued)

        The risk-free interest rate used is the average U.S. Treasury Constant Maturities Rate for the expected term. The expected dividend yield of zero is based on the fact that Sonus has never paid dividends and has no present intention to pay cash dividends. Expected volatility is based on a combination of the historical and implied volatility; the Company believes that such a combination provides a more accurate estimate of the grant-date fair value because it is a more accurate indicator of the market's expectations regarding future volatility. The expected life for stock options is based on a combination of the Company's historical option patterns and expectations of future employee actions. The expected life for stock purchase rights under the Original ESPP was based on the purchase periods defined within the Original ESPP.

        At December 31, 2008, there was $44.4 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock option and restricted stock awards, which is expected to be recognized over a weighted average period of approximately three years. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $7.0 million, $15.7 million and $8.1 million, respectively.

Common Stock Reserved

        Common stock reserved for future issuance at December 31, 2008 consists of the following:

2007 Stock Incentive Plan	4,891,581
Employee Stock Purchase Plan	31,168,498

36,060,079

        The Company's policy is to issue new shares upon the exercise of stock options, vesting of restricted common stock and purchase of shares of common stock under the ESPP.

(16) STOCKHOLDER RIGHTS PLAN

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

        Under the Rights Plan, preferred stock purchase rights (the "Rights") were distributed as a dividend at the rate of one Right per share of common stock of the Company held by stockholders of record as of the close of business on July 7, 2008. Each Right entitles the stockholder to purchase from the Company a unit consisting of one one-thousandth of a share (a "Unit") of preferred stock at a purchase price of $25.00 per Unit, subject to adjustment. The Rights were issued as a non-taxable dividend and will expire on June 26, 2011 unless earlier redeemed or exchanged.

        The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock (which includes for this purpose shares of common stock referenced in derivative transactions or securities), or commences or publicly announces a tender or exchange offer upon consummation of which they would beneficially own 15% or more of the

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(16) STOCKHOLDER RIGHTS PLAN (Continued)

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

(17) EMPLOYEE DEFINED CONTRIBUTION PLAN

        During the fourth quarter of fiscal 2007, the Company enhanced its 401(k) savings plan for employees by implementing a matching contribution of 50% of employee contributions, up to a maximum match of $3,000 per employee. In the first quarter of 2008, the Company's Board of Directors voted to increase the maximum match to $3,500 per employee effective January 1, 2008. The Company recorded expense related to its 401(k) savings plan of $1.6 million and $0.5 million in the years ended December 31, 2008 and 2007, respectively.

(18) INCOME TAXES

        The components of income (loss) from continuing operations before income taxes consist of the following (in thousands):

	Year ended December 31,
	2008	2007	2006
Income (loss) before income taxes:
United States	$(36,785)	$(34,149)	$31,444
Foreign	2,778	3,242	6,452

	$(34,007)	$(30,907)	$37,896

        The Company recorded an income tax benefit for discontinued operations of $1.0 million and $0.5 million for the years ended December 31, 2008 and 2007, respectively. The discontinued operation was acquired in 2007. There was a capital loss incurred on the sale of the discontinued operation, which is subject to a full valuation allowance.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(18) INCOME TAXES (Continued)

        The provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

	Year ended December 31,
	2008	2007	2006
Provision (benefit) for income taxes:
Current:
Federal	$(401)	$647	$5,353
State	125	395	1,076
Foreign	2,159	1,788	1,713

Total current	1,883	2,830	8,142

Deferred:
Federal	(7,313)	(8,031)	9,419
State	(2,085)	(2,223)	(490)
Foreign	(246)	(932)	537
Change in valuation allowance	87,318	—	(82,566)

Total deferred	77,674	(11,186)	(73,100)

Total	$79,557	$(8,356)	$(64,958)

        A reconciliation of the Company's effective tax rate for continuing operations to the statutory federal rate is as follows:

	Year ended December 31,
	2008	2007	2006
U.S. Statutory income tax rate	35.0%	(35.0)%	35.0%
State income taxes, net of federal benefit	5.8	4.0	1.8
Foreign income taxes differential	(2.5)	(1.0)	—
Foreign dividends	(1.2)	4.0	—
Stock-based compensation	(15.7)	9.4	4.6
Tax credits	4.2	(13.7)	(9.5)
Tax contingency reserve	(0.1)	1.6	11.0
Valuation allowance	(256.8)	—	(215.4)
Other, net	(2.7)	3.5	1.1

Effective income tax rate	(234.0)%	(27.2)%	(171.4)%

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(18) INCOME TAXES (Continued)

        The following is a summary of the significant components of deferred income tax assets and liabilities (in thousands):

	December 31,
	2008	2007
Assets:
Net operating loss carryforwards	$36,010	$31,046
Capital loss carryforward	5,169	—
Research and development tax credits	17,435	14,907
Other tax credits	1,485	2,108
Intangible assets	1,037	1,165
Deferred revenue	12,915	10,165
Accrued expenses	13,090	19,934
Inventory	4,134	4,880
Stock-based compensation	26,495	24,977
Other temporary differences	5,854	5,421

	123,624	114,603
Valuation allowance	(121,195)	(28,886)

Total deferred tax assets	2,429	85,717

Liabilities:
Purchased intangible assets	(133)	(760)
Other receivables	—	(5,738)
Unrealized gain on available-for-sale securities	(574)	—

Total deferred tax liabilities	(707)	(6,498)

Total net deferred tax assets	$1,722	$79,219

Deferred tax asset—current	$111	$30,683
Deferred tax asset—noncurrent	1,611	49,296
Deferred tax liability—noncurrent	—	(760)

Total net deferred tax assets	$1,722	$79,219

        At December 31, 2008, the Company had net operating loss ("NOL") carryforwards for federal and state income tax purposes of approximately $125 million and $24 million, respectively. The federal NOL carryforwards expire at various dates from 2020 through 2028. The state NOL expires at various dates from 2009 through 2024. Approximately $102 million of the federal NOL is attributable to stock option deductions. The Company's federal NOL carryforward for tax return purposes is approximately $20 million greater than its federal NOL for financial reporting purposes as tax deductions in excess of expenses reported for financial reporting purposes may not be recognized until the tax benefit reduces income taxes payable. In addition, the Company has $26.5 million of deferred tax assets related to stock-based compensation expense for financial reporting purposes that are not deductible for tax purposes until options are exercised or shares vest. Since employees will not exercise their underlying options unless the current market price exceeds the option exercise price and the Company's tax deduction for restricted shares is determined as the shares vest, the ultimate realization of the benefit related to equity awards is directly associated with the price of the Company's common stock. At

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(18) INCOME TAXES (Continued)

December 31, 2008, the Company's closing stock price of $1.58 was significantly below the weighted average exercise price of the Company's stock options of $5.19.

        Sonus also has available federal and state research and development credit carryforwards of approximately $23 million that expire at various dates from 2012 through 2026, and an Alternative Minimum Tax Credit carryforward of approximately $1 million that has no expiration date. Additionally, the Company has available approximately $13 million of capital loss carryover resulting from the sale of Zynetix on November 26, 2008, which has been reflected in discontinued operations. The capital loss is only available to offset capital gains. A full valuation allowance has been established against the $5.2 million tax benefit associated with this capital loss. This capital loss carryforward will expire in 2013.

        During the fourth quarter of fiscal 2008, the Company's results of operations produced cumulative losses over the last three fiscal years and the Company completed its forecast for the upcoming fiscal year. Forming a conclusion that a valuation allowance is not needed when cumulative losses exist requires a significant amount of positive evidence to support recovery. SFAS 109 requires that deferred tax assets be reduced by a valuation allowance, if based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. As a result of the Company's evaluation, the Company concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to its cumulative losses and other factors. Accordingly, the Company recorded an increase to its valuation allowance of $87.3 million on substantially all of its domestic net deferred tax assets. This determination was based on many factors, including the severity and trend of the current and prior year losses, the existence of cumulative losses for the latest three fiscal years, the current economic recession, a significant decrease to taxable income forecasted in future periods, and other relevant factors.

        During fiscal 2006, based upon our cumulative operating results and an assessment of our expected future results, we concluded in the fourth quarter of fiscal 2006 that it was more likely than not that we would be able to realize a substantial portion of our U.S. net operating loss carryforward tax asset prior to its expiration and realize the benefit of other net deferred tax assets. As a result, we reduced our valuation allowance in 2006, resulting in recognition of a deferred tax asset, and an increase to net income of $73.6 million.

        The Company operates under a tax holiday in India, which is effective through March 2010.

        Sonus adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $50,000 liability for unrecognized tax benefits, which was accounted for as an increase to the accumulated deficit.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(18) INCOME TAXES (Continued)

        A reconciliation of the Company's unrecognized tax benefits is as follows (in thousands):

	2008	2007
Unrecognized tax benefits at January 1	$6,167	$7,122
Increases related to current year tax positions	1,561	518
Lapse of statute of limitations	—	(1,473)
Settlements	(202)	—

Unrecognized tax benefits at December 31	$7,526	$6,167

        As of December 31, 2008 and December 31, 2007, the Company had recorded liabilities for potential penalties and interest of $18,000 and $87,000 respectively. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months. Due to the Company's valuation allowance at December 31, 2008, none of the Company's unrecognized tax benefits, if recognized, would affect the annual effective tax rate.

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Generally, the tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company's federal net operating losses generated prior to 2003 could be adjusted on examination even though the year in which the loss was generated is otherwise closed by the statute of limitations. The Company's primary state jurisdiction, Massachusetts, has open period from 2004 through 2008.

(19) MAJOR CUSTOMERS

        Customers who contributed at least 10% of Sonus' revenue in at least one of the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year ended December 31,
Customer	2008	2007	2006
A	29%	32%	20%
B	*	*	12%
C	*	*	11%

    *
    Represents less than 10% of revenue.

        At December 31, 2008 and 2007, one customer and two customers, respectively, each accounted for at least 10% of Sonus' accounts receivable balance, representing totals of approximately 11% and 28%, respectively, of Sonus' accounts receivable balances. Sonus performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Sonus maintains an allowance for doubtful accounts and such losses have been within management's expectations.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(20) GEOGRAPHIC AND OPERATING SEGMENT INFORMATION

        The Company's classification of revenue by geographic area is determined by the location of the Company's customers. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Year ended December 31,
	2008	2007	2006
United States	70%	74%	72%
Europe, Middle East and Africa	15	14	5
Japan	10	9	19
Other Asia Pacific	3	1	2
Other	2	2	2

	100%	100%	100%

        International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next, and accordingly, current data may not be indicative of future periods.

        The Company's service revenue is comprised of the following (in thousands):

	Year ended December 31,
	2008	2007	2006
Maintenance	$78,996	$70,758	$63,055
Professional services	30,762	23,013	12,836

	$109,758	$93,771	$75,891

        Product revenue components are not provided, as it would be impracticable to provide this information.

(21) LITIGATION SETTLEMENTS

2002 Securities Litigation

        On January 6, 2006, a purchaser of the Company's common stock filed a complaint in the United States District Court for the District of Massachusetts that is essentially identical to a Amended Consolidated Complaint alleging that Sonus made false and misleading statements about its products and business previously filed against the defendants and dismissed on October 5, 2005. The Court appointed the Public Employees' Retirement System of Mississippi as lead plaintiff. The lead plaintiff filed an Amended Consolidated Complaint (the "2002 Securities Litigation"). On April 19, 2007, the defendants filed a motion to dismiss the 2002 Securities Litigation. On September 23, 2008, Sonus agreed to settle the litigation and, on October 3, 2008, entered into a Memorandum of Understanding with the plaintiff setting forth the terms of the settlement. Pursuant to the settlement, subject to confirmatory discovery and final Court approval, the Company agreed to pay $9.5 million to the shareholder class in the case, as well as $0.1 million toward the cost of the class notice process. In addition, the Company expects to incur $0.4 million in incremental legal fees in connection with the confirmatory discovery and settlement approval process. On February 4, 2009, the Court issued an order in which it certified a settlement class, preliminarily approved the settlement, and ordered that notice be sent to the settlement class. On February 17, 2009, the Company placed the $9.5 million settlement amount into an escrow account. The hearing on final court approval of the settlement is

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(21) LITIGATION SETTLEMENTS (Continued)

scheduled for June 16, 2009. At December 31, 2008, the Company has accrued $10.0 million related to this settlement, of which $9.6 million is included as a component of Litigation settlements and $0.4 million is included as a component of General and administrative expense in the Company's consolidated statements of operations for the year ended December 31, 2008. The Company does not have any insurance available for this claim.

C2 Patent Litigation

        On June 14, 2006, C2 Communications ("C2") sued AT&T, Inc., Verizon Communications, Inc., Qwest, Bellsouth Corporation, Sprint Nextel Corporation, Global Crossing and Level 3 in the Eastern District of Texas, Marshall Division. C2 has alleged that each of the defendants infringe U.S. Patent No. 6,243,373 entitled "Method and Apparatus for Implementing a Computer Network Internet Telephone System." Sonus agreed, subject to certain conditions, to assume the defense of Qwest, Global Crossing and Level 3 in this litigation to the extent the claim results from their use of products purchased from Sonus. During the trial, on September 16, 2008, Sonus reached an agreement to settle this litigation. The parties entered into a settlement and license agreement that provided for the payment of $9.5 million in full settlement of all claims against Qwest, Global Crossing and Level 3 as well as fully paid licenses to the Company and Qwest, Global Crossing and Level 3. The settlement was paid on September 24, 2008. The settlement expense is included as a component of Litigation settlements in the Company's consolidated statements of operations for the year ended December 31, 2008.

Sprint Patent Litigation

        On January 24, 2008, Spring Communications sued two of the Company's customers, Broadvox and Nuvox, in the District of Kansas for patent infringement. By letter dated April 23, 2008, Broadvox requested that the Company assume the defense of the case on its behalf. Pursuant to the indemnification obligation in the Company's agreement with Broadvox, the Company agreed, subject to certain conditions, to assume the defense in this litigation on behalf of Broadvox to the extent the claims result from its use of Sonus products. A settlement has been reached for this claim that requires us to pay an amount that does not have a material impact on our financial statements.

2004 Restatement Litigation

        On November 7, 2007, Sonus reached an agreement to settle litigation against the Company and certain of its former and current officers alleging violations of federal securities laws in connection with the 2004 Restatement Litigation. Pursuant to the settlement, the Company agreed to pay $40.0 million to the shareholder classes in the case. On March 31, 2008, the United States District Court for the District of Massachusetts approved the settlement.

        At December 31, 2007, Sonus had $25.0 million of restricted cash in escrow related to the settlement. This amount is reported as Litigation settlement escrow in the consolidated balance sheet at December 31, 2007. In January 2008, the Company's insurer placed an additional $15.0 million into the escrow account and remitted the remaining $328,000 available under the insurance policy directly to the Company. The total of $15.3 million was reported as Insurance receivable—litigation settlement in the Company's consolidated balance sheet at December 31, 2007.

        The total of $40.0 million in funds that had been placed into the escrow account, plus interest earned since the funds were deposited, was released to the plaintiffs effective March 31, 2008.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(21) LITIGATION SETTLEMENTS (Continued)

2006 Stock Option Accounting Litigation

        On January 19, 2007, a purported shareholder derivative lawsuit was filed in the Superior Court Department of Middlesex County of Massachusetts against certain of our directors and officers, also naming Sonus as a nominal defendant. Another purported shareholder filed a virtually identical complaint. The suits asserted similar claims and sought relief similar to the derivative suits filed in federal court. On May 7, 2007, the plaintiffs filed a consolidated complaint. On June 6, 2007, the defendants moved to dismiss the consolidated complaint. The Court held a hearing on the motion on August 14, 2007 and took the matter under advisement. On November 12, 2007, the plaintiffs filed a motion to voluntarily dismiss the complaint without prejudice so plaintiffs could pursue an action in the Delaware Chancery Court to enforce their rights to inspect our books and records under Section 220 of the Delaware Code. The defendants opposed the motion. On December 7, 2007, the Court granted the motion to voluntarily dismiss without prejudice subject to plaintiffs' paying the defendants' reasonable legal fees within 30 days of the Court's order. The Court further ruled that the case would be dismissed with prejudice if the plaintiff did not pay the defendants' legal fees within 30 days. The plaintiffs did not pay the defendants' legal fees within the required 30 days. Accordingly, on January 8, 2008, the defendants requested entry of judgment, and on January 16, 2008, the Court issued an order allowing the request and dismissing the case with prejudice. On February 5, 2008, the plaintiffs filed a notice of appeal of that order. However, on April 23, 2008, the plaintiffs voluntarily dismissed their appeal. The claim described above did not have a material impact on the Company's financial statements.

IRS Audit

        In May 2007, the Internal Revenue Service notified us that our payroll tax returns for the years ended December 31, 2004, 2005 and 2006 had been selected for audit in connection with our stock option review. In connection with the restatement of our financial statements, the Company recorded approximately $1.6 million of accrued liabilities for additional federal and state payroll tax, penalties and interest related to adjustments resulting from errors in stock option accounting. In April 2008, the Company reached an agreement with the IRS and paid $496,000 to settle this audit.

Employment Litigation

        On February 19, 2008, James Collier, the Company's former Vice President of Sales, filed a complaint against us in the United States District Court for the District of New Jersey. The complaint alleges that we breached Mr. Collier's employment agreement by failing to pay severance in the amount of $600,000 and provide benefits claimed to be owed under the employment agreement. In July 2008, the parties agreed to settle the claim for an amount that did not have a material impact on the Company's financial position or results of operations.

(22) RELATED PARTIES

        The Company's President and Chief Executive Officer serves on the Board of Directors of Comverse Technnology ("Comverse"), a worldwider provider of software and systems. Comverse has several majority-owned subsidiaries, including Ulticom, Inc. and Verint Systems. All three companies are vendors of the Company. The Company had well-established and ongoing business relationships with these vendors prior to the appointment of Dr. Nottenburg as the Company's President and Chief Executive Officer effective June 13, 2008. Costs incurred for purchases from these companies, in the aggregate, were $3.5 million for the period from June 13, 2008 through December 31, 2008. At

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(22) RELATED PARTIES (Continued)

December 31, 2008, the Company had an aggregate outstanding accounts payable balance of $0.5 million to these companies.

(23) COMMITMENTS AND CONTINGENCIES

Leases

        Sonus leases its facilities under operating leases, which expire through 2016. Sonus is responsible for certain real estate taxes, utilities and maintenance costs under these leases. The Company's corporate headquarters is located in a leased facility in Westford, Massachusetts, consisting of 130,000 square feet under a lease that expires in July 2012. Sonus moved into this facility in January 2007. The Company's previous corporate headquarters, a 144,000 square foot building in Chelmsford, Massachusetts, was under a sublease that expired in January 2007. Rent expense was $5.2 million in 2008, $3.9 million in 2007 and $3.1 million in 2006.

        Future minimum payments under operating lease arrangements as of December 31, 2008 are as follows (in thousands):

Years ending December 31,
2009	$7,483
2010	$8,297
2011	$6,816
2012	$5,062
2013	$565
Thereafter	$1,130

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

the Section 10(b) claims against certain defendants including Sonus, but denied the remainder of the motion as to the defendants. In June 2003, a special committee of the Company's Board of Directors authorized Sonus to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. In October 2004, the Court certified the class in a case against certain defendants. On February 15, 2005, the Court preliminarily approved the terms of the proposed settlement contingent on modifications to the proposed settlement. On August 31, 2005, the court approved the terms of the proposed settlement, as modified. On April 24, 2006, the Court held a hearing on a motion to approve the final settlement and took the matter under advisement. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the Court's October 2004 order certifying a class. On June 25, 2007, the Court entered an order terminating the settlement. On November 13, 2007, the issuer defendants in certain designated "focus cases" filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the "focus cases." Accordingly, the Company is unable to determine the ultimate outcome or potential range of loss, if any.

        On October 5, 2007, Vanessa Simmonds, a purported shareholder, filed a complaint in the Western District of Washington for recovery of short-swing profits under Section 16(b) of the Exchange Act against the underwriters of the Company's initial public offering in May 2000. On February 28, 2008, the plaintiff filed an amended complaint asserting substantially similar claims as set forth in the initial complaint. The amended complaint seeks recovery against the underwriters for profits they received from the sale of Sonus common stock in connection with the IPO. The Company was named as a nominal defendant but has no liability for the asserted claims. No Sonus officers or directors were named in the amended complaint. On July 25, 2008, the underwriter and issuer defendants filed motions to dismiss the case. On September 8, 2008, the plaintiff filed oppositions to the motions, and the issuer and underwriter and issuer defendants filed replies in support of their motions to dismiss on October 23, 2008. Oral argument on all motions to dismiss was held on January 16, 2009, at which time the Judge took the pending motions to dismiss under advisement. The Judge has stayed discovery until he rules on all motions to dismiss. Sonus does not expect that this claim will have a material impact on its financial statements.

Patent Litigation

        Sonus includes standard intellectual property indemnification provisions in its product agreements in the ordinary course of business. Pursuant to its product agreements, Sonus will indemnify, hold harmless, and reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with certain patent, copyright or other intellectual property infringement claims by third parties with respect to Sonus products. Other agreements with Sonus' customers provide indemnification for claims relating to property damage or personal injury resulting from the performance of services by Sonus or its subcontractors. The Company believes that the fair value of these indemnification provisions is immaterial.

2006 Stock Option Accounting Investigation

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

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(23) COMMITMENTS AND CONTINGENCIES (Continued)

The suits claimed that certain of our officers and directors breached their fiduciary duties to our stockholders and to us in connection with our announced stock option review. The complaints were derivative in nature and did not seek relief from us. However, we entered into indemnification agreements in the ordinary course of business with certain of the defendant officers and directors, which imposed certain obligations to advance payment of legal fees and costs incurred by the defendants in accordance with applicable Delaware law. By order dated December 18, 2006, the Court consolidated the actions. The plaintiffs filed a consolidated complaint. The defendants filed on March 19, 2007 a motion to dismiss the consolidated complaint. The Court held a hearing on July 11, 2007, and took the motion under advisement. On January 25, 2008, the Court issued an order granting the motion to dismiss and entering judgment in favor of the defendants on all counts. Plaintiffs did not pursue an appeal. However, on February 15, 2008, one of the plaintiffs in this case sent us a shareholder demand letter, seeking the same relief sought in the derivative litigation that the Court dismissed. On March 25, 2008, the Board rejected that demand. Sonus does not expect that this claim will have a material impact on its financial statements.

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

(25) QUARTERLY RESULTS (UNAUDITED)

        The following tables present the Company's quarterly operating results for the years ended December 31, 2008 and 2007. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with the Company's audited consolidated financial statements and related notes.

	First Quarter	Second Quarter(1)	Third Quarter(1)(2)(3)	Fourth Quarter(1)(4)(5)
	(In thousands, except per share data)
Fiscal 2008
Revenue	$73,627	$87,790	$62,184	$89,544
Cost of revenue	27,678	29,570	22,996	49,628

Gross profit	$45,949	$58,220	$39,188	$39,916

Income (loss) from operations	$(2,823)	$7,918	$(36,473)	$(15,339)
Income (loss) from continuing operations	$962	$3,475	$(19,019)	$(98,982)
Loss from discontinued operations, net of tax	$(396)	$(3,349)	$(563)	$(183)
Loss on sale of discontinued operations, net of tax	$—	$—	$—	$(741)
Net income (loss)	$566	$126	$(19,582)	$(99,906)
Earnings (loss) per share(6):
Basic:
Continuing operations	$—	$0.01	$(0.07)	$(0.37)
Discontinued operations	—	(0.01)	—	—

	$—	$—	$(0.07)	$(0.37)

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(25) QUARTERLY RESULTS (UNAUDITED) (Continued)

	First Quarter	Second Quarter(1)	Third Quarter(1)(2)(3)	Fourth Quarter(1)(4)(5)
	(In thousands, except per share data)
Earnings (loss) per share(6):
Diluted:
Continuing operations	$—	$0.01	$(0.07)	$(0.37)
Discontinued operations	—	(0.01)	—	—

	$—	$—	$(0.07)	$(0.37)

Shares used in computing earnings (loss) per share:
Basic	270,590	271,150	271,619	272,536
Diluted	271,222	273,710	271,619	272,536
Fiscal 2007
Revenue	$71,146	$75,404	$75,770	$97,095
Cost of revenue	25,661	33,016	30,405	39,289

Gross profit	$45,485	$42,388	$45,365	$57,806

Income (loss) from operations	$(10,325)	$(14,932)	$(49,091)	$24,144
Income (loss) from continuing operations	$(3,978)	$(6,646)	$(26,626)	$14,699
Loss from discontinued operations, net of tax	$—	$(330)	$(146)	$(610)
Loss from sale of discontinued operations, net of tax	$—	$—	$—	$—
Net income (loss)	$(3,978)	$(6,976)	$(26,772)	$14,089
Earnings (loss) per share(6):
Basic:
Continuing operations	$(0.02)	$(0.03)	$(0.10)	$0.05
Discontinued operations	—	—	—	—

	$(0.02)	$(0.03)	$(0.10)	$0.05

Earnings (loss) per share(6):
Diluted:
Continuing operations	$(0.02)	$(0.03)	$(0.10)	$0.05
Discontinued operations	—	—	—	—

	$(0.02)	$(0.03)	$(0.10)	$0.05

Shares used in computing earnings (loss) per share:
Basic	259,768	259,786	262,913	269,126
Diluted	259,768	259,786	262,913	279,798

(1)
The 2008 quarterly periods include the results of operations of Atreus for the period subsequent to its acquisition by the Company on April 18, 2008.

(2)
The 2008 quarterly period includes $19.1 million of expense related to litigation settlements and $2.7 million of expense for the impairment of intangible assets.

(3)
The 2007 quarterly period includes $40.0 million of expense related to a litigation settlement.

(4)
The 2008 quarterly period includes $87.3 million of income tax expense related to the recording of a valuation allowance on certain deferred tax assets.

(5)
The 2007 quarterly period includes an insurance recovery of $15.3 million related to a litigation settlement.

(6)
Net income (loss) per share is calculated independently for each of the quarters presented; accordingly, the sum of the quarterly net income (loss) per share may not equal the total calculated for the year.

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

  Risks and Inherent Limitations

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework.

        Based on this assessment, our management believes that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

        Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears below.

Changes in Internal Control over Financial Reporting

        In Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2007, we reported material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). As a result of those material weaknesses in our internal control over financial reporting, our principal financial officer concluded that our internal controls over financial reporting were not effective as of December 31, 2007. Those material weaknesses included the following:

  •
  Inadequate financial statement preparation and review procedures

  •
  Inadequate controls over the accounting for stock-based compensation

        In an effort to remediate these material weaknesses, in 2008, we made significant improvements and a number of material changes to controls within those areas. The improvements made are documented as follows:

  Inadequate financial statement preparation and review procedures:

        During the year ended December 31, 2008 we initiated several programs and enhanced processes in order to improve our financial statement preparation and review procedures as well as strengthening our entity level controls as set forth below:

  •
  Initiated cost center reporting within our enterprise resource planning ("ERP") system for the comparison of actual costs to budgets. This improvement allows the Financial Planning and

    Analysis Department to apply analytical review on our actual results as compared to expectations.

  •
  Initiated efforts to improve the quarterly internal financial review of our international operations. Specifically, we have hired an international financial analyst to perform regular detailed reviews of the international accounts. In addition we have standardized the financial information presented in the quarterly review package and included reviews of balance sheet account fluctuations, which will allow for a more thorough analytical review.

  •
  Implemented a formal joint review process of our quarterly results of operations by our Revenue, Accounting and Financial Planning and Analysis Departments. This cross department review provides a forum to review material financial transactions to insure the transactions are recorded correctly in our books and records.

  •
  Initiated a formal review process of quarterly financial information with the heads of all functional groups within the organization. This review process provides a layer of financial review with employees who have knowledge of the material transactions within their functions. This process will help to insure that all material transactions are properly classified and recorded.

  •
  Initiated periodic cross-functional operational reviews at the executive management level. The operational reviews provide the executive management team a forum to discuss and review internal and external factors that could have a material impact on the business as a whole as well as changes to our current risk profiles of our internal control environment.

  •
  Began utilizing a standardized checklist in the area of Corporate Tax. This checklist enhances our current process by insuring that we have considered all relevant material issues in the calculation, presentation and disclosure of our quarterly and annual tax provisions.

  •
  Created a new senior level role within the accounting group (Assistant Corporate Controller). The position has been filled by a certified public accountant who has been with the Company for three years. His chief responsibility is to oversee all of the domestic and international accounting functions of the organization. This strengthens our internal controls by introducing a new layer of detailed review of our accounting transactions.

  •
  Hired a Director of Taxation and filled various open positions within the tax department. We now have sufficient resources within the tax department to be able address sophisticated tax accounting matters and insure that they are properly accounted for in our books and records.

  •
  Hired a permanent Chief Information Officer ("CIO"). The CIO is tasked with leading our efforts of developing and implementing continued improvements and enhancements to our ERP system and other internal systems and processes that impact our financial statement preparation and review procedures.

  •
  Created a team within the Corporate Controller's organization dedicated to technical research and providing guidance to the whole financial team on matters relating to new GAAP and/or SEC reporting requirements. This will insure that we apply the proper GAAP to our accounting transactions.

        Enhancements implemented in the fourth quarter of fiscal 2008:

  •
  Deployed and implemented an automated web-based product configuration and quoting tool to allow our sales organization to provide accurate and timely quotes to our customers. By automating our quoting process we have improved the accuracy of transactional information that feeds into our ERP system, resulting in fewer manual accounting adjustments needed to properly record a transaction into our general ledger.

  •
  Initiated 100% validation by functional managers of certain quarterly human resource data within our ERP system. This requirement will allow the accounting function to rely on certain data when determining the amounts of period-end accrual balances required to properly reflect our accounting records.

        Based on the final two enhancements implemented in the fourth quarter of fiscal 2008 and with the Company's internal verification in the fourth quarter of fiscal 2008 that enhancements to our internal controls have been operating as designed, the Company has determined that the material weakness over financial statement reporting and review procedures has been remediated.

  Inadequate controls over the accounting for stock-based compensation:

        During the year ended December 31, 2008 we initiated several procedures and enhanced processes in order to improve our financial statement preparation and review procedures in the area of accounting for stock-based compensation as set forth below:

  •
  Implemented a monthly cross-functional review process that includes communication with and sign-off by both the legal and human resources departments to ensure modifications to awards are properly identified and verified.

  •
  On a quarterly basis, the Audit Committee is provided with a report on all modifications to awards recorded in the period. In addition, the Compensation Committee approves all modifications.

  •
  Review and provide to management documentation regarding to the accounting considerations of:

  •
  All material award modifications

  •
  All material changes to the assumptions used to calculate our stock compensation

  •
  Added another layer of review of stock compensation transactions by shifting the responsibility of the accounting of such transactions to the technical accounting team.

        Based on the Company's internal verification in the fourth quarter of fiscal 2008 that all enhancements to our internal controls have been operating as designed the Company has determined that the material weakness over accounting for stock-based compensation has been remediated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sonus Networks, Inc.
Westford, Massachusetts

        We have audited the internal control over financial reporting of Sonus Networks, Inc. and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 25, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 25, 2009

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 is included under the caption "Executive Officers of the Registrant," "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Business Conduct and Ethics" and "Board Meetings and Committees" in our definitive Proxy Statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this Item 11 is included under the captions "Director Compensation," "Summary of Executive Compensation," "Plan-Based Awards," "Option Holdings," "Severance and Change-in-Control Arrangements," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 is included under the captions "Beneficial Ownership of Securities" and "Equity Compensation Plan Information" in our definitive Proxy Statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item 13 is included, as applicable, under the captions "Severance and Change-in-Control Agreements," "Indemnification Agreements," "Director Independence" and "Transactions with Related Persons" in our definitive Proxy Statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information required by this Item 14 is included under the captions "Fees for Independent Registered Public Accounting Firm during the years ended December 2008 and 2007" and "Policy on Audit Committee Pre-approval of Audit and Non-audit Services" in our definitive Proxy Statement with respect to our 2009 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

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

SONUS NETWORKS, INC.
February 25, 2009	By:	/s/ RICHARD N. NOTTENBURG Richard N. Nottenburg President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ RICHARD N. NOTTENBURG Richard N. Nottenburg	President and Chief Executive Officer (Principal Executive Officer)	February 25, 2009
/s/ RICHARD J. GAYNOR Richard J. Gaynor	Chief Financial Officer (Principal Financial Officer)	February 25, 2009
/s/ HOWARD E. JANZEN Howard E. Janzen	Chairman	February 25, 2009
/s/ WAYNE PASTORE Wayne Pastore	Vice President of Finance, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2009
/s/ JOHN P. CUNNINGHAM John P. Cunningham	Director	February 25, 2009
/s/ JOHN A. SCHOFIELD John A. Schofield	Director	February 25, 2009
/s/ SCOTT E. SCHUBERT Scott E. Schubert	Director	February 25, 2009
/s/ PAUL J. SEVERINO Paul J. Severino	Director	February 25, 2009
/s/ H. BRIAN THOMPSON H. Brian Thompson	Director	February 25, 2009

EXHIBIT INDEX

Exhibit No.		Description
3.1	(e)	Fourth Amended and Restated Certificate of Incorporation of Sonus Networks, Inc., as amended
3.1	(f)	Certificate of Designation specifying the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share.
3.2	(b)	Amended and Restated By Laws of Sonus Networks, Inc.
4.1	(b)	Form of Stock Certificate representing shares of Sonus Networks, Inc. Common Stock
4.2	(c)	Rights Agreement, dated June 26, 2008, between the Company and American Stock Transfer & Trust Company, LLC, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and Exhibit C thereto a Summary of Rights to Purchase Shares of Preferred Stock.
10.1	(a)	Registration Rights Agreement, dated as of November 2, 2000, by and among Sonus Networks, Inc. and the Stockholder parties thereto
10.2	(b)+	Amended and Restated 1997 Stock Incentive Plan of the Registrant
10.3	(b)+	2000 Employee Stock Purchase Plan of the Registrant
10.4	(a)	Lease, dated September 30, 2000, between the Registrant and BCIA New England Holdings LLC with respect to property located at 25 Porter Road, Littleton, Massachusetts
10.5	(g)+	Summary of Fiscal 2008 Bonus Program
10.6	(h)+	Form of Stock Option Agreement under the 1997 Stock Incentive Plan
10.7	(h)+	Form of Director and Officer Indemnity Agreement
10.8	(i)	Office Lease Agreement, dated July 19, 2005, between Sonus Networks, Inc. and Pearson Fund III, L.P. with respect to property located at 1130 East Arapaho Road, Richardson, Texas
10.9	(j)+	Employment letter dated August 9, 2005, by and between the Registrant and Paul K. McDermott
10.10	(k)	Form of Resale Restriction Agreement
10.11	(l)	Sublease agreement, dated February 22, 2006, by and between Teradyne, Inc. and Sonus Networks, Inc. with respect to property located at 7 Technology Park Drive, Westford, Massachusetts
10.12	(m)+	Form of Consent to Stock Option Amendment
10.13	(n)+	Retention Agreement dated November 14, 2007 by and between the Registrant and Hassan Ahmed
10.14	(o)+	Separation of Employment Agreement dated September 6, 2007 by and between the Registrant and Ellen B. Richstone
10.15	(p)+	Separation of Employment Agreement dated August 7, 2007 by and between the Registrant and Albert A. Notini
10.16	(q)	2007 Stock Incentive Plan
10.17	(r)+	Employment letter dated August 31, 2007, by and between the Registrant and Richard J. Gaynor
10.18	(x)	Amended and Restated 2000 Employee Stock Purchase Plan of Registrant
10.19	(y)	Form of Nonstatutory Stock Option Agreement under 2007 Stock Incentive Plan
10.20	(y)	Form of Restricted Stock Agreement under 2007 Stock Incentive Plan
10.21	(s)+	Employment Agreement between the Registrant and Richard N. Nottenburg accepted on May 16, 2008
10.22	(t)+	Executive Severance and Arbitration Agreement between the Registrant and Matthew Dillon signed on October 7, 2008

Exhibit No.		Description
10.23	(t)+	Executive Severance and Arbitration Agreement between the Registrant and Richard J. Gaynor signed on October 7, 2008
10.24	(t)+	Executive Severance and Arbitration Agreement between the Registrant and Mohammed Shanableh signed on October 7, 2008
10.25	(u)+	Separation of Employment Agreement between the Registrant and Chuba Udokwu signed on October 10, 2008
10.26	(v)+	Employment Letter between the Registrant and Gurudutt Pai accepted on December 11, 2008
10.27	(w)	Letter Agreement dated January 9, 2009 between on the one hand, the Registrant and, on the other hand, Legatum Capital Limited and its affiliates
14.1	(d)	Code of Business Conduct and Ethics
21.1	*	Subsidiaries of the Registrant
23.1	*	Consent of Deloitte & Touche LLP
31.1	*	Certificate of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certificate of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certificate of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certificate of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)
Incorporated by reference to the Registrant's Registration Statement on Form S-4 (file No. 333-52682).

(b)
Incorporated by reference to the Registrant's Registration Statement on Form S-1 (file No. 333-32206).

(c)
Incorporated by reference from the Registrant's Form 10-Q (File No. 000-30229), filed August 11, 2008 with the SEC.

(d)
Incorporated by reference from the Registrant's Form 10-K (File No. 000-30229), filed March 15, 2004 with the SEC, as amended on Registrant's website.

(e)
Incorporated by reference from the Registrant's Amendment No. 1 to Form 10-K/A (File No. 000-30229), filed July 28, 2004 with the SEC.

(f)
Incorporated by reference from the Registrant's Form 8-K (File No. 000-30229), filed with the SEC.

(g)
Incorporated by reference from the Registrant's Form 8-K (File No. 000-30229), filed June 10, 2008 with the SEC.

(h)
Incorporated by reference from the Registrant's Form 10-Q (File No. 000-30229), filed August 20, 2004 with the SEC.

(i)
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

(o)
Incorporated by reference from the Registrant's Form 8-K (File No. 000-30229), filed September 6, 2007 with the SEC.

(p)
Incorporated by reference from the Registrant's Form 8-K (File No. 000-30229), filed August 7, 2007 with the SEC.

(q)
Incorporated by reference from the Registrant's Schedule 14A (File No. 000-30229), filed October 9, 2007 with the SEC.

(r)
Incorporated by reference from the Registrant's Form 8-K (File No. 000-30229), filed September 6, 2007 with the SEC.

(s)
Incorporated by reference from the Registrant's Form 8-K (File No. 000-30229), filed May 20, 2008 with the SEC.

(t)
Incorporated by reference from the Registrant's Form 8-K (File no. 000-30229), filed October 8, 2008 with the SEC.

(u)
Incorporated by reference from the Registrant's Form 8-K (File No. 000-30229), filed October 10, 2008 with the SEC.

(v)
Incorporated by reference from the Registrant's Form 8-K (File No. 000-30229), filed December 15, 2008 with the SEC.

(w)
Incorporated by reference from the Registrant's Form 8-K (File No. 000-30229), filed January 12, 2009 with the SEC.

(x)
Incorporated by reference from the Registrant's Form 10-K (File No. 000-30229), filed March 6, 2008 with the SEC.

(y)
Incorporated by reference from the Registrant's Form 10-Q (File No. 000-30229), filed May 8, 2008 with the SEC.

*
Filed herewith.

+
Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.