Form 10-K/A
period 2008-12-31
SONUS NETWORKS INC
filed 2009-04-30
CIK 1105472

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

SONUS NETWORKS, INC.

FORM 10-K/A

Amendment No. 1

YEAR ENDED DECEMBER 31, 2008

Explanatory Note

This Amendment No. 1 (this “Amendment”) on Form 10-K/A to the Annual Report on Form 10-K (the “Initial Filing”) of Sonus Networks, Inc., a Delaware corporation (the “Company”), for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission, or the SEC, on February 26, 2009, is being filed solely for the limited purpose of amending Items 10 through 14 to reflect the inclusion of the information required by the Form 10-K and Part IV, Item 15. The Initial Filing contemplated the incorporation of such information from a Proxy Statement to be filed by the Company within 120 days following the end of the Company’s year ended December 31, 2008. The Company does not believe that such Proxy Statement will be filed within the requisite 120-day time period and, accordingly, is including the information required by Items 10 through 14 of the Form 10-K through this Amendment as contemplated by instruction G(3) to the Form 10-K.

Except as contained herein, this Amendment does not modify or update disclosures contained in the Initial Filing. This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the date of the Initial Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Initial Filing, if any. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Amendment includes updated certificates from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

Our Board is presently composed of seven members, six of whom are independent within our director independence standards, which are consistent with the director independence standards of the NASDAQ Stock Market Marketplace Rules. At the 2009 Annual Meeting of Stockholders, or the 2009 Annual Meeting, two directors will be up for election.

Biographical information regarding each director of the Company is set forth below.

Directors Whose Terms Will Expire in 2009

Richard N. Nottenburg, Ph. D., 55, has been our President, Chief Executive Officer and a director since June 2008, and is responsible for the strategic direction and management of our Company. From 2004 until 2008, Dr. Nottenburg was an officer with Motorola, Inc., ultimately serving as its Executive Vice President, Chief Strategy Officer and Chief Technology Officer. While at Motorola, Dr. Nottenburg was responsible for shaping Motorola’s overall corporate strategy. Prior to joining Motorola as an officer in July 2004, Dr. Nottenburg was a strategic consultant to the company from January 2004 to July 2004. Prior to that, Dr. Nottenburg was Vice President and General Manager of Vitesse Semiconductor Corporation after its merger with Multilink Technology Corporation in 2003. From 1995 to 2003, Dr. Nottenburg served as President and Chief Executive Officer of Multilink leading the company from inception to a successful initial public offering in 2001. He holds a Doctor of Science Degree in Electrical Engineering from the Ecole Polytechnique Federale de Lausanne in Lausanne, Switzerland, a Master of Science Degree in Electrical Engineering from Colorado State University and a Bachelor of Science Degree in Electrical Engineering from Polytechnic Institute of New York.

Scott E. Schubert, 54, has been a director since February 2009. From 2005 until June 2008, Mr. Schubert served as Chief Financial Officer of TransUnion LLC. From 2003 to 2005, Mr. Schubert served as Chief Financial Officer and, prior to that, Executive Vice President of Corporate Development of NTL, Inc. (now Virgin Media, Inc.). From 1999 to 2003, Mr. Schubert held the position of Chief Financial Officer of Williams Communications Group, Inc., a high technology company, which emerged from bankruptcy in October 2002 as WilTel Communications Group, Inc. Mr. Schubert also served as head of BP Amoco’s Global Financial Services, leading the initial integration of BP and Amoco’s worldwide financial operations following the merger of the two companies. Mr. Schubert is a graduate of the Krannert School of Business at Purdue University where he completed his MBA degree in Finance and Economics in 1976. He also earned his Bachelor of Science degree at Purdue in 1975, with dual majors in Engineering and Accounting.

Directors Whose Terms Will Expire in 2010

Howard E. Janzen, 55, has been a director since January 2006 and the Chairman of the Board since December 2008. Mr. Janzen has been Chief Executive Officer of One Communications, a supplier of integrated advanced telecommunications solutions to businesses, since March 2007 and has served on the Board of Directors of One Communications since June 2007. He served as President of Sprint Business Solutions, the business unit serving Sprint’s business customer base with almost 10,000 employees and $12 billion in annual revenue, from January 2004 to September 2005. From May 2003 to January 2004, he was President of Sprint’s Global Markets Group, responsible for Sprint’s long distance service for both consumer and business customers. From October 2002 to May 2003, Mr. Janzen was President and Chief Executive Officer of Janzen Ventures, Inc., a private investment business venture. From 1994 until October 2002, Mr. Janzen served as President and Chief Executive Officer, and Chairman from 2001, of Williams Communications Group, Inc., a high technology company, which emerged from bankruptcy in October 2002 as WilTel Communications Group, Inc. Mr. Janzen currently serves as a member of the Boards of Directors of Global Telecom & Technology, Inc. and Macrosolve, Inc. He also serves on the Governor’s Science and Technology Council for the State of Oklahoma and is a Commissioner and Chairman for the Global Information Infrastructure Commission (GIIC). Mr. Janzen received his B.S and M.S. degrees in Metallurgical Engineering from the Colorado School of Mines. He also has completed the Harvard Business School Program for Management Development.

H. Brian Thompson, 70, has been a director since October 2003. Mr. Thompson has been Executive Chairman of Global Telecom and Technology (GTT), a leading global network integrator, since October 2006 and continues to head his own private equity investment and advisory firm, Universal Telecommunications, Inc. From December 2002 to June 2007, Mr. Thompson was Chairman of Comsat International, an independent telecommunications operator serving all of Latin America. He currently serves as a member of the Boards of Directors of Axcelis Technologies, Inc., ICO Global Communications (Holdings) Limited and Penske Automotive Group, Inc. He received his M.B.A. from Harvard University’s Graduate School of Business, and received an undergraduate degree in chemical engineering from the University of Massachusetts.

Directors Whose Terms Will Expire in 2011

John P. Cunningham, 71, has been a director since September 2004. In June 2002, Mr. Cunningham retired from Citrix Systems, Inc., a global leader in virtual workplace software and services. From May 2001 to June 2002, Mr. Cunningham was Senior Vice President, Finance and Operations of Citrix. He joined Citrix in November 1999 as Senior Vice President, Finance and Administration and served in that capacity until May 2001. From 1998 to June 1999, Mr. Cunningham served as Executive Vice President and Chief Financial Officer of Wang Global, a worldwide provider of network services. Prior to joining Wang, he served as Chief Financial Officer of Whirlpool Corporation from 1996 to 1998 and Chief Financial Officer of Maytag Corporation from 1994 to 1996, both diversified manufacturers. Mr. Cunningham has also held various management positions at International Business Machines. He currently serves as a member of the Board of Directors of Smart Disk Corporation. Mr. Cunningham has an M.B.A. from New York University and a B.S. from Fordham University.

John A. Schofield, 60, has been a director since January 2009. From 1999 to 2005, Mr. Schofield served as President, CEO and Chairman of the Board of Advanced Fibre Communications, Inc., a leading supplier of next-generation edge access equipment and multi-service broadband solutions for the telecommunications industry. From 1992 to 1999, Mr. Schofield served as Senior Vice President and then President of the Integrated Solutions Group of ADC Telecommunications, Inc., a world-wide supplier of network equipment, software solutions, and integration services for broadband and multiservice networks. Mr. Schofield currently serves as Chairman of the Board of Integrated Device Technology, Inc. Mr. Schofield has a BSEE from the NSW Institute of Technology, in Sydney Australia and is a graduate of Raytheon’s Advanced Management Program.

Paul J. Severino, 62, has been a director since March 1999. Mr. Severino has been an investment advisor to emerging companies and venture funds since 1996. He currently serves as a member of the Board of Directors of Analog Devices, Inc. Mr. Severino has a B.S. in engineering from Rensselaer Polytechnic Institute.

CORPORATE GOVERNANCE AND BOARD MATTERS

Corporate Governance Guidelines

Our Board has established Corporate Governance Guidelines to assist in the fulfillment of its responsibilities. The governance practices which are memorialized in the Corporate Governance Guidelines are intended to ensure that our Board has the necessary authority and processes to review and evaluate our business operations as needed and to make independent decisions consistent with the interests of our stockholders.

Our Board is responsible for overseeing our management and financial results and is committed to diligently exercising its oversight responsibilities consistent with the highest principles of business ethics, and to meeting the corporate governance requirements of both federal law and the NASDAQ Stock Market Marketplace Rules.

The Corporate Governance Guidelines, among other things, include information regarding the:

•                  various goals of the Board, as well as a description of the roles and responsibilities of its members;

•                  composition of the Board, including the independence of directors and an overview of the candidate selection process;

•                  process of meetings of the Board and the various committees; and

•                  policies of the Company relating to director orientation and the proper access by directors to various members of management and Company advisors.

In addition to its routine monitoring of best practices, during the last fiscal year our Board undertook a comprehensive review of our current corporate governance practices, the corporate governance environment and current trends, and, as a result, instituted a number of important changes, including separating the roles of Chairman and Chief Executive Officer, forming an ad hoc Corporate Development and Investment Committee to focus on uses of our cash, tax planning, strategic acquisitions, mergers and joint ventures, with the objective of enhancing stockholder value and voting to declassify our Board, a change that will be discussed in greater detail under Proposal 2 of our Proxy Statement for the 2009 Annual Meeting, as it is subject to approval by the stockholders at the upcoming 2009 Annual Meeting.

Corporate Code of Conduct and Ethics

Our Board has adopted a written Corporate Code of Conduct and Ethics, which qualifies as a “code of ethics” as defined by Item 406 of Regulation S-K of the Exchange Act. The Corporate Code of Conduct and Ethics was established to preserve Sonus’ reputation and to reaffirm its existing policy for integrity to its employees, officers and directors and to persons who deal with the Company. To ensure that that our business is conducted in a consistently legal and ethical manner, all of our directors, officers and employees must act in accordance with our Corporate Code of Conduct and Ethics.

Among other matters, the Corporate Code of Conduct and Ethics is designed to deter wrongdoing and to promote:

•                  honest and ethical conduct, including the ethical handling of actual and apparent conflicts of interest;

•                  proper use of Company resources;

•                  full, fair, accurate and timely disclosure in public communications and SEC reports;

•                  prompt internal reporting of violations of internal policies; and

•                  accountability for adherence to the Corporate Code of Conduct and Ethics.

Our policies and procedures cover all areas of professional conduct, including relations with vendors, conflicts of interest, financial integrity and the protection of corporate assets, as well as adherence to all laws and regulations applicable to the conduct of our business. Employees and directors are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Corporate Code of Conduct and Ethics. In addition, our Audit Committee has established procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

Director Independence

Under the NASDAQ Stock Market Marketplace Rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that each of John P. Cunningham, Howard E. Janzen, Paul J. Severino, John Schofield, Scott Schubert and H. Brian Thompson does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 4200(a)(15) of the NASDAQ Stock Market Marketplace Rules.

In determining the independence of the directors listed above, our Board considered each of the transactions specified in our related person transaction policy. There are no family relationships among our executive officers and directors.

Board Meetings

Our Board held 24 meetings during 2008. Each director who served on our Board during 2008 attended at least 75% of all Board and applicable Committee meetings during 2008. We do not have a policy regarding the attendance of directors at our annual meetings of stockholders. Six of our seven directors attended the 2008 annual meeting.

Board Committees

Our Board has three standing Committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each of these Committees is composed entirely of independent directors as defined under applicable rules.

Audit Committee

Our Board has established an Audit Committee consisting of four members: Messrs. Cunningham (Chairman), Janzen, Schofield and Schubert. Each of the members of the Audit Committee is an “independent director” as defined under the rules of the NASDAQ Stock Market and the additional independence requirements for members of audit committees contemplated by Rule 10A-3 under the Securities Exchange Act of 1934. Our Board has determined that Mr. Cunningham is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The Audit Committee held 20 meetings during 2008.

The Audit Committee operates pursuant to a written charter adopted by the Board that reflects standards and requirements adopted by the SEC and the NASDAQ Stock Market. Among other things, the purposes of the Audit Committee include:

•                  overseeing our accounting and financial reporting processes and the audits of our financial statements; and

•                  maintaining the integrity of our financial statements, the independence, qualifications and performance of our independent registered public accounting firm, and our compliance with legal requirements.

The duties of the Audit Committee include, among other things:

•                  selecting, compensating, retaining, terminating and overseeing the independent registered public accounting firm;

•                  considering the qualifications, independence and performance, and approving the scope of the proposed audit to be conducted by our independent registered public accounting firm and reviewing the results of the audit;

•                  reviewing our financial reporting processes, including the accounting principles and practices followed and the financial information provided to stockholders and others;

•                  overseeing our internal control over financial reporting and disclosure controls and procedures; and

•                  serving as our Qualified Legal Compliance Committee.

The duties of the Audit Committee do not include determining whether our financial statements are complete and accurate or whether they are prepared in accordance with generally accepted accounting principles. Management of the Company is responsible for preparing our financial statements and our independent auditors are responsible for auditing those financial statements.

AUDIT COMMITTEE REPORT

The information contained in this report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a document filed under the Securities Act of 1933 or the Exchange Act.

We reviewed Sonus’ audited financial statements for the fiscal year ended December 31, 2008 and discussed these financial statements with Sonus’ management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements. Sonus’ management is responsible for Sonus’ financial reporting process, including its system of internal controls, and for the preparation of consolidated financial statements in accordance with generally accepted accounting principles. Sonus’ independent registered public accounting firm, Deloitte & Touche LLP, or Deloitte, is responsible for performing an independent audit of Sonus’ financial statements in accordance with standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”) and issuing a report on those financial statements and issuing a report on the effectiveness of Sonus’ internal control over financial reporting as of the end of the fiscal year. Our responsibility is to monitor and review these processes. We also reviewed and discussed with Deloitte the audited financial statements and the matters required by SEC Regulation S-X Rule 2-07 and Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended (AICPA Professional Standards, Vol. 1. AU section 380), as adopted by the PCAOB.

Deloitte also provided us with the written disclosures and the letter required by PCAOB Ethics and Independence Rule 3526, Communications with Audit Committees Concerning Independence. This Standard requires independent registered public accounting firms annually to disclose in writing all relationships that in the independent registered public accounting firm’s professional opinion may reasonably be thought to bear on independence, to confirm their independence and to engage in a discussion of independence. We also considered whether Deloitte’s provision of other, non-audit related services to Sonus is compatible with maintaining Deloitte’s independence.

Based on its discussions with management and Deloitte, and our review of information provided by management and Deloitte, we recommended to the Sonus’ Board of Directors that the audited financial statements and management’s report on internal control over financial reporting be included in Sonus’ Annual Report on Form 10-K, as amended, for the year ended December 31, 2008.

Submitted by,
AUDIT COMMITTEE:
John P. Cunningham (Chairman)
Howard E. Janzen
John A. Schofield
Scott E. Schubert

Compensation Committee

The Compensation Committee consists of two members: Messrs. Severino (Chairman) and Thompson. Each of the members of the Compensation Committee is an “independent director” as defined under the rules of the NASDAQ Stock Market. The Compensation Committee held 16 meetings during 2008.

The Compensation Committee operates pursuant to a written charter adopted by the Board that reflects standards and requirements adopted by the NASDAQ Stock Market.

Among other things, the responsibilities of the Compensation Committee include:

•                  the review and approval of the compensation, as well as evaluation of the performance, of our executive officers, including our Chief Executive Officer;

•                  administering the Company’s equity-based compensation plans, including the stock plans and the structure of the bonus plans;

•                  periodically reviewing, with input from the full Board, issues related to succession planning for the Chief Executive Officer and other members of management;

•                  reviewing the Company’s various public disclosures regarding compensation and preparing an annual executive compensation report for the stockholders of the Company in accordance with the rules and regulations of the SEC; and

•                  advising and assisting management in developing our overall compensation strategy to assure that it promotes stockholder interests, supports our strategic and tactical goals, and provides for appropriate rewards and incentives for our management and employees.

In exercising its responsibilities, the Compensation Committee establishes and monitors policies governing the compensation of executive officers and determines the terms, conditions, restrictions and performance criteria relating to incentive compensation.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of two members: Messrs. Thompson (Chairman) and Janzen. Each of the members of the Nominating and Corporate Governance Committee is, and each former member while serving on the Nominating and Corporate Governance Committee was, an “independent director” as defined under the current rules of the NASDAQ Stock Market. The Nominating and Corporate Governance Committee did not meet during 2008.

The Nominating and Corporate Governance Committee operates under a written charter adopted by the Board that reflects standards and requirements adopted by the NASDAQ Stock Market.

Among other things, the purposes of the Nominating and Corporate Governance Committee include:

•                  assisting the Board in identifying individuals qualified to serve as members of the Board;

•                  developing and recommending to the Board a set of corporate governance principles for the Company; and

•                  overseeing the evaluation of the Board and management of the Company.

The duties of the Nominating and Corporate Governance Committee include, among other things:

•                  developing criteria for the selection of new directors and identifying candidates qualified to become members of the Board;

•                  recommending to the Board the director nominees (a) for election by the stockholders at each meeting of stockholders at which directors will be elected and (b) to fill any vacancies and newly created directorships on the Board; and

•                  developing and recommending to the Board a set of corporate governance guidelines applicable to the Company and review and reassess the adequacy of such guidelines.

The Nominating and Corporate Governance Committee encourages the selection of directors who will contribute to our overall corporate goals of responsibility to our stockholders, customers and employees. The Nominating and Corporate Governance Committee reviews from time to time the appropriate skills and characteristics required of individual directors to contribute to our success in today’s business environment. The Nominating and Corporate Governance Committee has the authority to engage independent advisors to assist in the process of identifying and evaluating candidates, but has not engaged any such advisors to date.

Director Nomination Process

The process followed by the Nominating and Corporate Governance Committee to identify and evaluate director candidates includes requests to our Board members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the Nominating and Corporate Governance Committee and our Board.

In considering whether to recommend any particular candidate for inclusion in our Board’s slate of recommended director nominees, the Nominating and Corporate Governance Committee applies the criteria generally set forth in the Nominating and Corporate Governance Committee charter. There are no specific minimum qualifications for a recommended nominee to our Board, however, the Committee considers, among other skills and criteria, the following criteria for nomination as a director: demonstrated business acumen, knowledge and experience and an ability to exercise sound judgment in matters that relate to our current and long-term goals; commitment to understanding us and our industry and to regularly attend and participate in meetings of our Board and its Committees; a reputation for integrity, honesty and adherence to high ethical standards; the ability and experience to understand sometimes conflicting interests of our various constituencies; and the absence of any conflict of interest that would impair the nominee’s ability to represent the interests of all our stockholders and to fulfill the responsibilities of being a director. The Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. Our Board believes that the backgrounds and qualifications of its directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow our Board to fulfill its responsibilities.

Stockholders may recommend individuals to the Nominating and Corporate Governance Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned no more than 5% of our common stock for at least a year as of the date such recommendation is made, to the Nominating and Corporate Governance Committee, c/o Corporate Secretary, Sonus Networks, Inc., 7 Technology Park Drive, Westford, MA 01886. Assuming that appropriate biographical and background materials have been provided on a timely basis, the Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

Non-Executive Chairman

In December 2008, in furtherance of our desire to further strengthen our corporate governance policies, our Board separated the positions of Chairman and Chief Executive Officer. At that time, our Board appointed Howard E. Janzen as non-executive Chairman of the Board. The duties of the non-executive Chairman of the Board are to:

•                  preside at board meetings;

•                  preside at executive sessions or other meetings of the independent directors in coordination with the lead independent director;

•                  consult with the lead independent director as to agenda items for board and committee meetings;

•                  coordinate with committee chairs in the development and recommendations relative to board and committee meeting content and schedules; and

•                  provide the Chief Executive Officer’s annual performance evaluation communicating the feedback from the Compensation Committee and the Board.

Lead Independent Director

Our independent directors have appointed Paul Severino as lead independent director to strengthen the independence and the role of the independent directors. The duties of the lead independent director are to:

•                  preside at board meetings in the absence of the Chairman of the Board, or upon designation by a majority of directors;

•                  preside at executive sessions or other meetings of the independent directors in the absence of the Chairman of the Board; and

•                  consult with the Chairman of the Board as to agenda items for board and committee meetings.

The independent directors appoint the lead independent director annually to serve for a period of one year.

Executive Sessions of the Board

Under our Corporate Governance Guidelines, our independent directors are required to meet regularly in executive session without management to review the performance of management and our Company and any related matters. Generally, executive sessions will be held in conjunction with regularly scheduled meetings of the board.

We expect our Board to have a least four executive sessions each year.

Additional Governance Matters

Public Availability of Corporate Governance Documents

Our key corporate governance documents, including our Corporate Governance Guidelines, Corporate Code of Conduct and Ethics and the charters of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are:

•                  available on our corporate website at http://www.sonusnet.com (by including the foregoing Internet address link, we do not intend to incorporate by reference to this 10-K/A material not specifically referenced herein);

•                  available in print to any stockholder who requests them from our corporate secretary; and

•                  filed as exhibits to our securities filings with the SEC.

Stockholder Communications with the Board of Directors

Stockholders may communicate with our Board by writing, e-mailing or calling our Investor Relations Department at Sonus Networks, Inc., 7 Technology Park Drive, Westford, MA 01886, Attention: Investor Relations, tel: (978) 614-8100, ir@sonusnet.com. Our Investor Relations Department will review all such communications and will forward to the chairman of the Audit Committee of our Board all communications that raise an issue appropriate for consideration by our Board. In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters as to which we tend to receive repetitive or duplicative communications.

Director Compensation

Members of our Board who are employees or officers of Sonus receive no compensation for their service as directors. Non-employee directors are compensated for their service as directors as follows:

Description of Board and Committee Service	Board Member Annual Fee
Board service and no committee service	$20,000
Board service and one committee other than Audit Committee	$23,750
Board service and Audit Committee service	$27,500
Board service and two committees other than Audit Committee	$27,500
Board service, Audit Committee service and one other committee	$31,250
Board service and Audit Committee Chairperson	$37,500

Directors also are eligible to be reimbursed for reasonable out-of pocket expenses incurred in connection with attendance at our Board or Committee meetings.

Under our 2007 Plan, non-employee directors also are eligible to receive stock option grants or restricted stock awards at the discretion of our Board or other administrator of the 2007 Plan. We currently compensate directors with option grants for 50,000 shares upon commencement of board service and also typically grant to non-employee directors an option for 20,000 shares annually. No option grants were made to directors in 2008. An annual option grant was made at the end of 2007 after the finalization of the restatement based on the stock option review which was performed by us. At the beginning of 2009, our Board reviewed the fact that the 2008 annual director option grant was not made. At that time, our Board decided to postpone any director option grants until August 2009, to align us with our annual equity incentive grant schedule.

The following table contains information on compensation earned by each non-employee member of our Board during 2008.

2008 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards (1)(2) ($)	Total ($)
Edward Anderson(3)	$31,250	$54,456	$85,706
John P. Cunningham	$37,500	$85,376	$122,876
Howard E. Janzen	$27,500	$71,136	$98,636
Paul J. Severino	$23,750	$56,257	$80,007
H. Brian Thompson	$27,500	$59,700	$87,200

(1)                                The amounts in this column do not reflect compensation actually received by the director. Instead, the amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2008, in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) with respect to options awarded prior to 2008, as no option grants were made to directors in 2008. A discussion of the assumptions used in calculating the amount in this column may be found in Note 2 to our audited consolidated financial statements included in our Initial Filing of the Annual Report on Form 10-K for the year ended December 31, 2008.

(2)                                The following table shows the aggregate number of outstanding stock options held by each of our non-employee directors as of December 31, 2008 and the fair value at the time of grant for each stock option grant as determined in accordance with SFAS 123R:

Non-employee Director	Grant Date	Number of Shares	Grant Date Fair Value of Option Awards
Edward T. Anderson	5/11/01	10,000	$265,700
	5/02/02	10,000	21,940
	5/07/03	10,000	29,200
	12/29/04	10,000	46,800
	10/12/05	20,000	75,698
	12/17/07	40,000	118,336
Total		100,000	$557,674
John P. Cunningham	9/09/04	50,000	$230,000
	10/12/05	20,000	75,698
	12/17/07	40,000	118,336
Total		110,000	$424,034
Howard E. Janzen	1/20/06	50,000	$159,000
	12/17/07	40,000	118,336
Total		90,000	$277,336
Paul J. Severino	5/11/01	10,000	$265,700
	5/02/02	10,000	21,940
	5/07/03	10,000	29,200
	12/29/04	10,000	46,800
	10/12/05	20,000	75,698
	12/17/07	40,000	118,336
Total		100,000	$557,674
H. Brian Thompson	10/24/03	50,000	$337,975
	12/29/04	10,000	46,800
	10/12/05	20,000	75,698
	12/17/07	45,000	133,128
Total		125,000	$593,601

(3)           Mr. Anderson retired from our Board on December 22, 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company as of the date hereof are listed below.

Name	Age	Position
Richard N. Nottenburg	55	President and Chief Executive Officer
Richard J. Gaynor	49	Chief Financial Officer
Gurudutt Pai	43	Senior Vice President
Mohammed Shanableh	39	Vice President, Worldwide Sales
Matt Dillon	48	Vice President, Global Services
Gale England	59	Vice President, Product Operations
Wayne M. Pastore	44	Vice President, Finance and Corporate Controller

Biographical information regarding each executive officer other than Richard N. Nottenburg is set forth below. Richard Nottenburg’s biographical information is set forth above under “Board of Directors.”

Richard J. Gaynor has served as our Chief Financial Officer since October 2007. Prior to that, he served as Chief Financial Officer, Vice President of Finance and Administration, Treasurer and Assistant Secretary of Sycamore Networks, Inc., a provider of intelligent bandwidth management solutions for fixed line and mobile network operators worldwide. From January 2001 to September 2004, Mr. Gaynor was Vice President, Corporate Controller and Principal Accounting Officer of Manufacturers’ Services Ltd., a global provider of sub-contract electronic manufacturing services. From January 2000 to January 2001, Mr. Gaynor was Chief Financial Officer of Evans and Sutherland Computer Corporation, a developer and manufacturer of flight simulation hardware and software. From March 1994 to December 1999, Mr. Gaynor was Vice President of Finance and Operations Controller at Cabletron Systems, Inc., a global provider of enterprise networking products.

Gurudutt Pai has been our Senior Vice President since December 2008. Mr. Pai joined Sonus from Veveo, Inc. a company that provides solutions to simplify access to web video content from Internet-connected devices, where he served as Vice President, Marketing and Business Development since June 2005. From June 2003 to June 2005, Mr. Pai served as Vice President of the Core Networks division for Motorola, a provider of a portfolio of technologies, solutions and services for mobile communications.

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

Gale England has been our Vice President, Product Operations since May 2005. Prior to joining Sonus, Mr. England was the Chief Executive Officer and President of Numetrix Inc., a San Francisco based Software Applications Company. From 2000 to 2001, he was General Manager and VP of Engineering Development at VillaMontage Systems (a Broadband Access Solution funded by Convergence Partners). Prior to 2000, Mr. England had also held senior management positions at Digital Equipment Corp., Wellfleet Communications, Inc., Bay Networks, and Nortel Networks, Inc.

Wayne M. Pastore has been our Vice President, Finance and Corporate Controller since May 2008. He had previously been the Director, Business Process Improvement from February 2008 to May 2008. From September 2006 to February 2008, Mr. Pastore was Director of Financial Planning and Analysis of Sycamore Networks, Inc., an optical switching company. From December 2003 to September 2006, he was Corporate Controller of Spotfire, Inc., a business analytics software company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely on a review of the copies of reports furnished to us, we believe that during the year ended December 31, 2008, our directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements with the exception of the following: (1) Mr. Ahmed and Mr. Udokwu each filed amended Form 3s on January 31, 2008, because the original Form 3s filed by each of them in 2007 were under-reported by 4,500 shares and (2) Mr. Pastore filed a Form 3 reporting shares held four days in advance of his promotion to Chief Accounting Officer, but six days after his promotion was approved by our Board.

Item 11.  Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Committee oversees our executive compensation program and approves all compensation decisions relating to our executive officers. The Compensation Committee evaluates both performance and compensation to ensure that we are able to attract and retain the best possible employees in key positions and that the compensation provided to key employees remains competitive with the compensation provided to employees of our peer group comprised of companies of comparable revenue and market capitalization in the diversified high technology market.

Philosophy and Objectives

The Compensation Committee believes that an effective executive compensation program should be tied to annual and long-term strategic goals for the business and should align executives’ interests with those of the stockholders by rewarding performance that achieves those goals with the objective of ultimately increasing shareholder value. The Compensation Committee relies upon its experience and judgment and not upon rigid guidelines or formulas in determining the amount and mix of compensation elements for each executive officer. As the Compensation Committee believes that executives should be incentivized to bring us to a higher level of performance as compared to our peer group, total direct compensation is intended to represent a strong competitive position (60th percentile opportunity if goals are achieved) as compared to our peer group.

Our executive compensation program is designed to: (i) offer compensation opportunities that attract highly talented executives; (ii) motivate individuals to perform at their highest levels; (iii) reward outstanding initiative and achievement; (iv) reinforce critical measures of performance derived from our business strategy and key success factors; and (v) retain those individuals with the leadership abilities and skills necessary to build long-term shareholder value by supporting executive ownership and shareholder alignment.

In order to implement our program, the Compensation Committee believes that the executive compensation program must include competitive cash and stock incentive-based compensation components that reward performance and that executive compensation should be heavily weighted towards such incentive-based compensation in comparison to base salaries as a percentage of total compensation. The executive compensation program is structured with executive base salaries that are below the median of our peer group, but with annual cash incentives designed to make us competitive with our peer group (total cash compensation at the 50th percentile if annual goals are achieved) and long-term equity incentives that are highly competitive with our peer group (75th percentile). Therefore, because our Company is at the low end of the annual revenue range and below the average annual revenue for our peer group, we provide base salaries that are commensurate with our position within our peer group and a higher level of incentive compensation in order to encourage performance at a higher level than we previously have achieved and improvement of our position within our peer group. Such incentives are necessary for us to attract highly talented executives consistent with those of a company with strong growth and earnings potential.

As our executive compensation program is focused primarily on providing competitive incentive-based compensation to our executives, actual executive compensation can vary greatly, and in fact, has fallen short of the target compensation amounts at which executives would be compensated had the Company achieved its annual performance goals and had our stock increased in value. The amount of incentive-based cash compensation awarded is based on measures of profitability and revenue, and, therefore, executives are only awarded such compensation if they achieve the annual corporate performance goals as set by the Company’s Board of Directors. Over the last several years, although target annual cash incentives and target long-term equity incentives have been competitive and highly competitive, respectively, with our peer group, because we have not achieved our target performance goals, executives have been compensated well below target levels. That is, although our target levels provide the opportunity for compensating our executives at higher levels compared to our peer group, analyses conducted by our consultants indicate that actual overall total direct compensation for our executives is below that of our peer group and survey market references. See “Determining Executive Compensation.”

Over the last several years, it has become even more important to maintain target incentive-based compensation at the higher level of the annual revenue range within the peer group because executive retention and motivation have been affected by the challenging market environment and the price of our stock has not led to appreciation in the value of previously granted stock options. Executive turnover has influenced executive compensation decision-making as we promoted new Vice Presidents in Sales and in Marketing, hired a new Chief Financial Officer in 2007, and hired a new President and Chief Executive Officer and Senior Vice President in 2008. With the need to attract these new hires, our executive compensation became market-driven. We face competition for executives from larger companies with significantly greater cash compensation and from smaller private companies with greater equity growth potential through an initial public offering or acquisition and must, therefore, be competitive in our total compensation in order to attract and retain highly talented executives.

We have not established a policy for the specific allocation between cash and non-cash compensation. Rather, the Compensation Committee annually reviews market data and information to determine the appropriate level and combination of incentive and non-incentive, cash and equity-based compensation, based upon competitive data. The Compensation Committee believes that, as a growth-oriented company, we should continue to provide significant equity incentives as a component of compensation.

Compensation Components

Our executive compensation program has three major components: (i) base salary, (ii) cash-based incentives and (iii) equity-based incentives. The Compensation Committee reviews the compensation program on an annual basis.

Base Salary.  Aggregate base salaries are designed to reflect the scope of responsibilities, performance and competencies of the individual executives. The salary for each executive officer is reviewed on an annual basis, as well as at the time of a promotion or other change in responsibilities. Increases in salary are based on an evaluation of the individual’s performance and level of pay compared to benchmark data for similar positions at peer companies. For 2008, Mr. Gaynor’s salary increased to $285,000 from $270,000 in 2007, Mr. Shanableh’s salary increased to $241,960 from $230,000 in 2007, and Mr. Dillon’s salary increased to 235,125 from 225,000 in 2007. Mr. England’s salary increased to $210,900 from 190,000 in 2007.

Cash-based Incentives.  A significant portion of each executive officer’s compensation is tied to the achievement of both corporate financial goals and individual performance objectives. Accordingly, cash-based incentives are expected to represent a substantial part of total compensation for our executives and are based on measures that reflect annual financial and management objectives.

Under the 2008 Incentive Compensation Program, which covered all executive officers other than the Vice President of Worldwide Sales, the Compensation Committee set each executive’s cash incentive as a percentage of his base salary. (The incentive compensation for the Vice President of Worldwide Sales is based on a commission plan more fully described under the Summary Compensation Table.) One hundred percent of the cash incentive bonus for our former President and Chief Executive Officer, which was targeted at 100% of base salary, and for our current President and Chief Executive Officer, which was targeted at 80% of base salary, is based upon achievement of the corporate goals alone. For fiscal year 2008, Dr. Nottenburg was guaranteed a bonus of 80% of his base salary pro rated for the days in 2008 he was employed by us pursuant to his Employment Agreement, more fully described under “Employment, Severance and Change of Control Arrangements,” below. Each of the other executives was allocated a target cash incentive as a percentage of base salary ranging from 30% to 60%, as determined by the Compensation Committee, and awarded 50% based upon achievement of corporate operating and financial goals and 50% based upon achievement of individual performance objectives established for each executive, subject to the discretion of the Compensation Committee. The target bonus levels were chosen based upon competitive market and peer group data and analysis as described in “Determining Executive Compensation” below. The corporate goals were chosen based upon financial metrics which are generally used by investors and financial analysts in measuring our corporate performance. Individual objectives include product development and quality metrics, improvement of corporate processes, development of strategic partnerships, expansion of geographic infrastructure, growth of customer base and supply chain improvement.

The corporate goals for the 2008 Incentive Compensation Program consisted of three measures which are calculated independently. Each has designated thresholds as indicated below and a maximum payout at 150% of the measurement metric. In addition, each metric has an accelerator of two times the incremental portion of the award which exceeds 100% of target:

Corporate Goal	% of Target	Threshold Performance Level
1. Revenue	25%	85%
2. Full Year Operating Income	15%	60%
3. Bookings	10%	70%
	50%

Individual goals do not have a threshold performance level and the potential payout can be based on performance levels of between 0-100%. In addition, each participant may earn an additional 10% of the calculated individual payout if achievement of 80% is attained.

The formula for calculating the payment under the 2008 Incentive Compensation Program was as follows: Corporate Revenue Goal Achievement % × 0.25 (target incentive dollars) plus Corporate Full Year Operating Income Achievement % × 0.15 (target incentive dollars) plus Corporate Bookings Achievement % × 0.1 (target incentive dollars) plus individual Management Bonus Objectives (“MBOs”) Achievement % × 0.5 (target incentive dollars) plus Accelerators if earned for corporate goals exceeding 100% or individual goals of 80% or more.

The corporate goals target for the 2008 Incentive Compensation Program was based upon achievement of corporate goals as follows:

Weight	Objective	Measurement Metrics		Leverage Factor	Accelerator	Achievement Percentage
25%	Revenue(1)(2)(3)	$389,294,000		85-150%	2x (if metric over 100%)	80.7%
15%	Full Year Operating Income(1)(3)	15.4	%*	60-150%	2x (if metric over 100%)	1.9%
10%	Bookings(3)	$438,000,000		70-150%	2x (if metric over 100%)	73.8%
50%	Personal MBO			80% achievement	10% additional payout on MBOs	Varies based on individual performance
100%

(1)                                  Revenue, operating income and bookings targets do not include impact of potential or actual acquisitions.

(2)                                  Provided that if this measure is not achieved, it will be deemed achieved if the sum of (i) the actual performance of this measure and (ii) the amount of any positive change in deferred revenue for 2008 meets or exceeds the target performance for this measure. Note, this impact of positive change in deferred revenue will not count towards greater than 100% achievement for this measure.

(3)                                  Accelerator only applies if achieved metric is over 100%.

*                                         Target excludes impact of 123R and acquisitions/acquisitions costs and incremental professional fees or other expenses related to stock option review and restatement.

As an example, the bonus calculation for an executive who achieved 100% of his individual performance objectives and whose target cash incentive is $150,000 is set forth below based on a range of performance levels of corporate goals:

Weight	Objective	Accomplish 85% of Corporate Objectives ($)	Accomplish 100% of Corporate Objectives ($)	Accomplish 105% of Corporate Objectives ($)	Accomplish 150% of Corporate Objectives ($)
25%	Revenue	$31,875	$37,500	$37,500	$37,500
	Revenue Accelerator	—	—	3,750	37,500
15%	Full Year Operating Income	19,125	22,500	22,500	22,500
	Operating Income Accelerator	—	—	2,250	22,500
10%	Bookings	12,750	15,000	15,000	15,000
	Bookings Accelerator	—	—	1,500	15,000
50%	Personal MBO	75,000	75,000	75,000	75,000
	Extra Credit MBO 10%	7,500	7,500	7,500	7,500
	Total	$146,250	$157,500	$165,000	$232,500

The Compensation Committee expects to establish a cash-based incentive plan for 2009 based on the achievement of financial metrics consistent with our 2009 operating plan and the financial objectives associated with that plan. We consider our corporate goals to be confidential and their disclosure would cause competitive harm for us, and, therefore, we do not disclose these goals. We achieved approximately 38.3% of the corporate goals for 2005, 100% of the corporate goals for 2006, 64% of the corporate goals for 2007, and approximately 14.8% of the corporate goals for 2008. Due to overachievement in the first-half of fiscal year 2008, bonuses were locked in for that time, resulting in the achievement of approximately 71% of the corporate goals for 2008 for executives only. A high level of performance by management will be required to achieve the 2009 corporate goals. The 2009 individual performance objectives will be based upon achievement of financial, operating and strategic goals.

Equity-based Incentives.  Equity based incentives are provided to executives whose decisions and actions have a direct impact upon our performance and success. Stock options and restricted stock are awarded to our executive officers in order to tie compensation directly to our long-term success and increase in shareholder value. In determining the size of the stock option and/or restricted stock grants awarded to each executive officer, the Compensation Committee takes into account the executive officer’s position, past performance, anticipated contribution to our long-term goals, and industry practices and norms. Long-term incentives granted in prior years and existing levels of stock ownership are also taken into consideration. The Compensation Committee believes that a combination of stock options and restricted stock is most effective in meeting the key objectives of employee retention, motivation, and shareholder alignment, and is the most cost effective and efficient manner of share usage, taking into account SFAS 123R expense and cash flow. Under the 2007 Plan, a finite number of shares are available. The aggregate number of shares under the Plan was based upon projected requirements in the normal course of business over a two year period, within recommended guidelines, assuming similar usage rates to prior years based upon our hiring and annual stock incentive programs, as well as the use of restricted stock in addition to stock options. The historical practice of allocating equity awards to top performers and critical positions will be continued.

No equity incentive program awards were made by the Compensation Committee in 2008. Based upon the recommendation of management, the Compensation Committee made the decision to postpone the annual equity incentive grant to employees in 2008. The recommendation was based upon a consideration of the number of shares which remained available for grant under the 2007 Plan and an estimate of the number of shares which would be required to fulfill our employee hiring plans.

Determining Executive Compensation

The Compensation Committee evaluates and approves goals and objectives of the Chief Executive Officer and reviews and approves goals and objectives of other executive officers; evaluates the performance of the executives in light of those goals and objectives; determines and approves the compensation level for the Chief Executive Officer; reviews and sets compensation levels of other key executive officers; evaluates and approves all grants of equity-based compensation to executive officers and recommends to our Board compensation policies for outside directors. The Compensation Committee may form and delegate authority to one or more subcommittees as it deems appropriate from time to time.

At the outset of the fiscal year, our Board sets the overall corporate performance goals for the year, while the Compensation Committee establishes each executive’s individual performance objectives and target bonus, except as otherwise predetermined by an employment agreement. In determining the performance goals, the Committee may consider the impact of changes in accounting principles and extraordinary, unusual or infrequent events. After the end of the fiscal year, the Committee reviews the actual corporate and individual performance against the predetermined corporate performance goals and individual performance objectives to determine the appropriate bonus amount, as well as other performance considerations related to unforeseen events during the year. For each of the performance goals, a formula establishes a payout range based upon the target bonus allocation. The formula also determines the percentage of the target bonus to be paid based on a percentage of goal achievement.

The Compensation Committee has the authority to retain compensation consultants and other outside advisors to assist in the evaluation of executive officer compensation. The Compensation Committee reviews each component of the executive’s compensation against executive compensation surveys. The surveys used for comparison reflect compensation levels and practices for persons holding comparable positions at certain of our peer group companies. The Compensation Committee also solicits appropriate input from our Chief Executive Officer, who works with our Vice President of Human Resources to recommend compensation for those executives reporting directly to him. The Compensation Committee considers, but is not bound by, recommendations made by company management. Similarly, the Compensation Committee may accept, reject or modify any recommendations by compensation consultants or other outside advisors. All decisions regarding the Chief Executive Officer’s compensation are made by the Compensation Committee in executive session, without the Chief Executive Officer present.

During the past several years, the Compensation Committee retained compensation consultants to provide an analysis of the total compensation practices for our executive and senior management positions. The purpose of these studies was to provide management and the Compensation Committee with current information on the competitiveness of our total cash and long-term incentive compensation. These studies provided a significant amount of comparative information, using peer group and market data. The Compensation Committee determined the need to review the current compensation strategy and the market reference peer group based on larger company metrics, considering our current and future growth potential. A study was completed in 2008 using internal Company resources to gather and analyze similar data.

For 2008, the methodology for the compensation review included an internal compensation analysis and comparison on a job description level with peer companies based upon information derived from the following sources:  (1) data from companies with a revenue size consistent with our compensation philosophy as included in a select peer group report issued by the Radford High Technology Salary Survey; (2) data from companies reporting in the IPAS High Technology Salary Survey, and (3) information on select companies derived from disclosed proxy data.

The custom peer group report from Radford was the primary data source for determining competitive market targets.  The Radford peer group consisted of the following companies:  3COM, Akamai Technologies, Ciena, CNet, Covad Communications, Emulex, Equinox, F5 Networks, Harmonic, Novatel Wireless, Polycom, Progress Software, QLogic, Quest Software, Real Networks, Spirent Communications, Syniverse Technologies, Tekelec, T-Systems and Vonage.  The peer group selection factors included revenue size (primarily companies in the $200 to $800 million annual revenue range with average revenue of $560 million) and industry (including all high technology companies with a majority in the networking/telecom industry).  Where Radford peer group data for a position was of insufficient size, the broader Radford executive survey results were considered using a cut of companies of equivalent revenue size.

Proxy data was reviewed from the following companies:  Acme Packet, Adtran, Ciena, Extreme Networks, Juniper, LEAP Wireless, Red Hat, Sycamore, UTStarcom and XO Communications.  In most cases, equivalent or comparable positions were not found.  Where matches were identified, the data was used only for validation of the Radford survey results.   Similarly, IPAS high technology salary survey data was also used to validate the market data from the primary data source.

The analysis indicated that overall total direct compensation for our executives is below that of our peer group and survey market references. Our compensation philosophy is that the overall compensation structure should be competitive within the industry in order to attract and retain talented executives and motivate our executive officers to achieve our business goals. The Compensation Committee adjusted salary and cash-based incentives in 2008 for some executive officers based upon this comparative compensation information.

In 2008, the Compensation Committee approved a severance and retention program and agreement for executive officers, including our principal financial officer and other named executive officers. The Compensation Committee considered the value of services provided by the officers and their unique capabilities. The Compensation Committee engaged an executive compensation consultant, the Wilson Group, and the Compensation Committee negotiated a compensation package and terms for the officers. The Compensation Committee concluded it was in our best interests to provide a retention package with incentives based on performance and appreciation of stock value. Our principal financial officer and other named officers each entered into an Executive Severance and Arbitration Agreement with us on October 7, 2008, which is described below under “Employment, Severance and Change of Control Arrangements.”

Benefits and Other Compensation

Executives are eligible for the same benefits that are available to all employees, which include group health insurance, life and disability insurance, dental insurance, and paid holidays. All employees begin accruing three weeks vacation upon date of hire. We offer a 401(k) program and an Employee Stock Purchase Plan.

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

Stock Option Grant Policy

New Hire Grants

The Compensation Committee has delegated authority to our Chief Executive Officer to grant new hire options consistent with approved guidelines and restrictions governing the delegation. These guidelines are as follows:

•                  Such options are granted pursuant to the 2007 Plan;

•                  Such options are on the terms of our standard form of stock option agreement;

•                  The grant date is the 15th day of the month following the employee’s start date and the exercise price of these options is equal to the closing price of our common stock on that date, or the next business day in the event that the 15th day falls on a day that the NASDAQ Global Select Market is closed;

•                  The Chief Executive Officer is not authorized to grant options (a) to any of our executive officers, or (b) to any new employee for more than 100,000 shares of our common stock; and

•                  The Chief Executive Officer shall maintain a list of the options granted pursuant to the delegated authority and shall report to the Compensation Committee regarding the options granted, upon request.

The Compensation Committee reviews all new hire grants issued under the delegation of authority. The Compensation Committee also reviews and, if appropriate, approves the grants to new hires in excess of 100,000 shares at a Committee meeting. The actions taken at the meetings are documented in meeting minutes subsequently approved by the Compensation Committee. The list of proposed individual grants is provided in advance of the meeting and is included in the meeting minutes.

Annual Equity Incentive Grants

The Compensation Committee annually considers an equity incentive grant for our employees, including executives, in connection with its annual review of employee and executive compensation. At a Committee meeting, the Compensation Committee reviews a proposed plan for the granting of equity awards to executives and employees in connection with the annual equity incentive program. Typically, employee eligibility is based upon hire date with a required minimum of one year of service. Among the eligible employees, awards are allocated to employees based upon management’s evaluation of employee performance and other business criteria.

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

Based upon the recommendation of management, the Compensation Committee made the decision to postpone the annual equity incentive grant to employees in 2008. The recommendation was based upon a consideration of the number of shares which remained available for grant under the 2007 Plan and an estimate of the number of shares which would be required to fulfill our employee hiring plans.

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

Vesting

Provided that the employee continues his or her employment with us, on the applicable vesting date, options will vest and become exercisable as follows: (i) New Hire grants: 25% of the shares vest on the first anniversary of the date that employment with us commences, or the Employment Date, and the remaining 75% of the shares vest in equal increments of 2.0833% monthly thereafter through the fourth anniversary of the Employment Date; (ii) All other option grants: 25% of the shares vest on the first anniversary of the grant date (as defined in the Notice of Grant of Stock Options and Option Agreement) and the remaining 75% of the shares vest in equal increments of 2.0833% monthly thereafter through the fourth anniversary of the grant date; (iii) Restricted stock grants: 25% of the shares vest on the first anniversary of the Employment Date or the grant date and the remaining 75% vest in equal increments of 12.5% semi-annually through the fourth anniversary of the Employment Date or the date of the grant.

Grants to non-employee directors have the same vesting schedule as specified above subject to continued service on our Board.

Termination

Options typically terminate on the tenth anniversary of the grant date (or the fifth anniversary of the grant date, if the optionee owns more than 10% of our stock), provided that if an employee’s employment relationship with us terminates, the option termination date is determined based upon the reason for employment termination as follows: (i) death or total and permanent disability of optionee (as defined in Section 22(e)(3) of the Internal Revenue Code of 1986, as amended)—180 days thereafter; (ii) termination for any other reason—30 days thereafter under the 1997 Plan and 90 days thereafter under the 2007 Plan, unless otherwise extended.

We have entered into agreements with certain executives providing for extended terms for stock option grants following the executive’s termination, as described under “Employment, Severance and Change of Control Arrangements” below.

Acceleration

In the event of an acquisition of us as defined in our standard stock option and restricted stock agreement(s) and the stock plan documents, or the Acquisition, in which an option is assumed or substituted, then the number of shares subject to the option that are not then vested shall become accelerated in vesting by 12 months upon the closing of the Acquisition. If an option is not assumed or substituted, then the number of shares subject to the option that are not then vested shall accelerate in full and become immediately exercisable. In addition, 25% of the number of shares covered by a restricted stock award shall become vested.

We have entered into agreements with certain executives providing for acceleration of the vesting of stock options and restricted stock upon a change of control as described under “Employment, Severance and Change of Control Arrangements” below.

Tax and Accounting Considerations

Accounting for Stock-Based Compensation.  We account for stock-based compensation in accordance with SFAS 123(R), Share-Based Payment (“SFAS 123R”).

Incentive Stock Options.  Options granted to employees are intended to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). However, we make no representation or warranty as to the tax treatment to the optionee upon receipt or exercise of the option or sale or other disposition of the shares covered by the option. In addition, options will not be treated as incentive stock options for tax purposes to the extent that options covering in excess of $100,000 of stock (based upon fair market value of the stock as of the respective dates of grant of such options) become exercisable in any calendar year; and such options will be subject to different tax treatment.

Policy on Deductibility of Executive Compensation.  The Internal Revenue Service, pursuant to Section 162(m) of the Code, generally disallows a tax deduction for compensation in excess of $1.0 million paid to our Chief Executive Officer and to each other officer (other than the Chief Executive Officer and Chief Financial Officer) whose compensation is required to be reported to our stockholders pursuant to the Exchange Act by reason of being among our three most highly paid executive officers. Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. The Compensation Committee reviews the potential effect of Section 162(m) periodically and uses its judgment to authorize compensation payments that may be subject to the limit when the Compensation Committee believes such payments are appropriate and in our best interests and our stockholders best interests, after taking into consideration changing business conditions and the performance of our employees.

COMPENSATION COMMITTEE REPORT

The Compensation Committee consists of Paul J. Severino (Chairman) and H. Brian Thompson. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with our management. Based on this review and discussion, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Amendment.

Submitted by, COMPENSATION COMMITTEE: Paul J. Severino (Chairman) H. Brian Thompson

Executive Compensation Tables

Summary of Executive Compensation

The following table sets forth, for the year ended December 31, 2008 and for either of the two years prior thereto in which the individual was a Named Executive Officer, the compensation earned by our Chief Executive Officer, Chief Financial Officer, other three most highly compensated executive officers serving as executive officers at December 31, 2008, and our former Chief Executive Officer and the two other most highly compensated executive officers who were no longer employees at December 31, 2008 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)	Stock Awards ($)(2)		Option Awards ($)(3)		Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Richard N. Nottenburg President and Chief Executive Officer	2008	$272,756	(6)	$216,667	$594,401		$223,775		$—	$673	$1,308,272
Richard J. Gaynor	2008	$285,000		$—	$76,003		$262,549		$154,796	$10,749	$789,097
Chief Financial Officer	2007	$67,500		$40,500	$9,473		$46,442		$—	$99	$164,014
Mohammed Shanableh	2008	$264,878		$—	$123,818		$263,258		$330,823	$15,634	$998,411
Vice President,	2007	$197,916		$—	$59,110		$68,773		$289,424	$8,245	$623,468
Worldwide Sales
Matthew Dillon	2008	$235,925		$—	$51,052		$240,781		$119,942	$358	$648,058
Vice President Global	2007	$225,000		$—	$11,294		$146,177		$86,400	$7,586	$476,457
Services
Gale England Vice President, Product Operations	2008	$210,900		$—	$23,964		$161,298		$76,363	$826	$473,351
Hassan M. Ahmed(7)	2008	$404,295		$—	$4,822,047		$—		$—	$1,334,555	$6,560,897
Former Chairman and	2007	$425,000		$—	$277,953	(7)	$2,216,500	(7)	$272,000	$9,517	$3,200,970
Chief Executive Officer	2006	$375,000		$—	$—		$7,930		$344,393	$—	$727,323
Chuba Udokwu	2008	$198,333		$—	$77,817		$313,883		$—	$203,280	$793,313
Former Vice President Worldwide Engineering(8)	2007	$250,000		$—	$59,110		$336,240		$96,000	$7,825	$749,175
Jocelyn Philbrook Former Vice President, Marketing and Investor Relations(9)	2008	$107,700		$—	$402,123		$(10,440)		$—	$409,684	$909,067

(1)                                  This amount represents a guaranteed bonus for the year in which the Named Executive Officer joined us.

(2)                                  The amount in this column does not reflect compensation actually received by the Named Executive Officer. Instead, the amount reflects the stock-based compensation recognized for financial statement reporting purposes for the applicable year, in accordance with SFAS 123R of restricted stock awards granted under the 1997 Plan and the 2007 Plan. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 10 to our audited consolidated financial statements included in the Initial Filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

(3)                                  The amounts shown in this column do not reflect compensation actually received by the Named Executive Officer. Instead, the amounts reflect the stock- based compensation recognized for financial statement reporting purposes for the applicable year in accordance with SFAS 123R of stock options granted under the 1997 Plan. A discussion of the assumptions used in calculating the amounts in this column may be found in Note 10 to our audited consolidated financial statements included in the Initial Filing of our Annual Report on Form 10-K for the year ended December 31, 2008.

(4)                                  See “Compensation Discussion and Analysis—Compensation Components—Cash-based Incentives” for a description of incentive compensation program. For 2008, for each current Named Executive Officer, other than for the Vice President of Worldwide Sales, target bonuses and actual payments under the plan were as follows: (a) Dr. Nottenburg’s target bonus was 80% of his base salary, prorated for 2008, or $216,667, and was guaranteed pursuant to Dr. Nottenburg’s employment agreement; (b) Mr. Gaynor’s target bonus was 60% of his base salary; (c) as Vice President of Worldwide Sales, Mr. Shanableh’s cash incentives were based upon the achievement of goals related to revenue and sales orders which supported the corporate goals. Mr. Shanableh’s cash incentive was based upon commissions as a percentage of sales orders and revenue quotas achieved and he was eligible for additional commissions based upon achievement of 80% of the sales order and 90% of the revenue goals. Mr. Shanableh’s commission rates on sales orders up to 80% of quotas was 0.01856% and his commission rates on revenues up to 90% was 0.02696%. The rates for achievement of sales orders and revenue in excess of quotas were 0.02696% and 0.13481%, respectively. Mr. Shanableh’s compensation plan provided an incentive bonus of $60,000 upon achievement of 100% of sales order quota, and up to $35,000 upon achievement of 64% of gross margin goals (measured and paid quarterly). No actual bonus has been paid for 2008; (d) Mr. Dillon’s target bonus was 60% of his base salary; and (e) Mr. England’s target bonus was 40% of his base salary.

(5)                                  (a)           Dr. Nottenburg’s ‘other’ compensation for 2008 of $673 is for group term life insurance.

(b)                                 Mr. Gaynor’s ‘other’ compensation for 2008 of $10,749 is comprised of $6,827 related to attendance of Mr. Gaynor and family member(s) at our annual Chairman’s Club event, $3,500 for our 401(k) matching contribution and $422 for group term life insurance.

(c)                                  Mr. Shanableh’s ‘other’ compensation for 2008 of $15,634 is comprised of $11,894 related to attendance of Mr. Shanableh and family member(s) at our annual Chairman’s Club event, $3,500 for our 401(k) matching contribution and $240 for group term life insurance.

(d)                                 Mr. Dillon’s ‘other’ compensation for 2008 of $358 is for group term life insurance.

(e)                                  Mr. England’s ‘other’ compensation for 2008 of $826 is for group term life insurance.

(f)                                    Mr. Ahmed’s ‘other’ compensation for 2008 of $1,334,555 is comprised of $1,275,000 for the lump sum payment related to severance benefits upon his separation from our Company, $1,261 for health benefits, $1,078 for group term life insurance and $57,215 for unused vacation at his employment termination.

(g)                                 Mr. Udokwu’s ‘other’ compensation for 2008 of $203,280 is comprised of $185,000 for the payments related to severance benefits upon his separation from our Company, $2,827 for health benefits, $7,225 related to attendance of Mr. Udokwu and family member(s) at our annual Chairman’s Club event, $603 for group term life insurance and $7,626 for unused vacation at his employment termination.

(h)                                 Ms. Philbrook’s ‘other’ compensation for 2008 of $409,684 is comprised of $383,700 for payments related to severance benefits upon her separation from our Company, $1,768 for health benefits, $7,743 related to attendance of Ms. Philbrook and family member(s) at our annual Chairman’s Club event, $93 for group term life insurance and $16,380 for unused vacation at her employment termination.

(6)           Dr. Nottenburg joined us on June 13, 2008 and his initial annual salary was $500,000 per year.

(7)           On November 14, 2007, we entered into a Retention and Restricted Stock Agreement (the “Agreement”) with Mr. Ahmed as described under “Employment, Severance and Change of Control Arrangements” below. The $277,953 reported as “Stock Awards” for 2007 reflects the expense related to the restricted stock award(s) under the Agreement. The Agreement also modified Mr. Ahmed’s existing stock options to provide for the continued vesting of any unvested stock options and the ability to exercise any vested stock options for 18 months from the date of Mr. Ahmed’s separation from us under certain conditions. We recorded $1,816,500 of expense related to the modification of Mr. Ahmed’s stock options related to the Agreement. In connection with our historical stock option investigation and subsequent filing, on August 2, 2007, of the Initial Filing of our Annual Report on Form 10-K for the

year ended December 31, 2006, we determined that the correct date of the June 15, 2003 grant to Mr. Ahmed was June 18, 2003. Pursuant to the terms of Mr. Ahmed’s Consent (see “Section 409A of the Internal Revenue Code” below), the exercise price for the portion of that option vesting after December 31, 2004 (representing 1,250,000 shares) was increased from $4.47 to $4.79 per share, reflecting the closing price of our stock on June 18, 2003. Also, pursuant to the terms of the Consent, Mr. Ahmed became entitled to receive a cash payment of $400,000, which is the amount of the aggregate increase in the exercise price of the 1,250,000 shares. This payment was made in January 2008. The option remains exercisable for 750,000 shares at the original exercise price of $4.47 per share. The total of $2,216,500 related to these matters comprises the amount reported as ‘Option Awards’ for 2007. On May 16, 2008, the vesting of 375,000 shares of the restricted stock awarded to Mr. Ahmed was accelerated through September 13, 2008, the completion date of Mr. Ahmed’s required transition assistance period related to Dr. Nottenburg’s appointment. Mr. Ahmed’s employment with us terminated on December 11, 2008, and he retired from our Board effective the same date. Pursuant to Mr. Ahmed’s Retention and Restricted Stock Agreement, upon his termination, the remaining 375,000 shares of restricted stock immediately vested. We recorded incremental expense totaling $2,459,670 related to the accelerated vesting in 2008 of Mr. Ahmed’s unvested restricted stock. Mr. Ahmed’s outstanding stock options, none of which were unvested at the date of his termination, will remain outstanding and exercisable for the lesser of 18 months from the date of termination or the life of the option.

(8)           Mr. Udokwu’s employment with us terminated on October 10, 2008.

(9)           Ms. Philbrook’s employment with us terminated on June 30, 2008. At the time of termination, the Company accelerated the vesting of all unvested shares of restricted stock to June 30, 2008 and extended the exercise period for all vested stock options to one year from June 30, 2008, for which we recorded expense in 2008 of $194,032 and $53,264, respectively. These amounts are included with the amounts reported as “Stock Awards” and “Option Awards” in 2008 in the table above.

Plan-Based Awards

The following table sets forth information about incentive plan awards made to the Named Executive Officers during the year ended December 31, 2008.

2008 GRANTS OF PLAN-BASED AWARDS

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock And Option
Name	Grant Date	Action- Date(2)	Threshold ($)	Target ($)		Maximum ($)	Threshold (#)	Target (#)(3)	Maximum (#)(3)	or Units (#)	Options (#)	Awards ($/Sh)	Awards ($)(4)
Richard N. Nottenburg	6/16/08	5/9/08	$216,667	$216,667		$216,667	—	500,000	500,000	500,000	500,000	$4.75	$3,822,800
Richard J. Gaynor	11/15/08	10/3/08	—	$179,156		$264,469	—	100,000	100,000	200,000	—	—	$448,000
Mohammed	6/16/08	6/5/08	—	$279,153	(5)	Unlimited	—	—	—	25,000	125,000	$4.75	$464,038
Shanableh	11/15/08	10/3/08	—	—		—	—	66,000	66,000	133,000	—	—	$297,920
Matthew Dillon	11/15/08	10/3/08	—	$148,129		$218,666	—	66,000	66,000	133,000	—	—	$297,920
Gale England	11/15/08	10/3/08	—	$88,212		$130,218	—	16,667	16,667	33,333	—	—	$74,666
Hassan M. Ahmed	—	—	—	—		—	—	—	—	—	—	—	—
Chuba Udokwu	—	—	—	—		—	—	—	—	—	—	—	—
Jocelyn Philbrook	—	—	—	—		—	—	—	—	—	—	—	—

(1)           Amounts reflect potential cash award amounts payable under our incentive compensation program for 2008 described above in “Compensation Discussion and Analysis.” Actual award amounts are set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(2)           Date on which Compensation Committee took action to approve the award.

(3)           Reflects total potential awards contingent upon us achieving certain performance metrics: (a) Dr. Nottenburg will be entitled to two performance stock awards of 250,000 shares each upon us achieving certain performance metrics between January 1, 2010 and December 31, 2012; and (b) Mr. Gaynor, Mr. Shanableh, Mr. Dillon and Mr. England will be entitled to three performance stock awards (each one third of the total target in the table above) contingent upon us achieving certain performance metrics for each of the three years ended December 31, 2010, 2011 and 2012.

(4)           Amounts reflect the fair value of the restricted stock awards and stock option grants as of the grant date. The terms of the grants are as follows: (a) Dr. Nottenburg was granted an option to purchase 500,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the NASDAQ Global Select Market on the date of grant pursuant to his Employment Agreement described under “Employment, Severance and Change of Control Arrangements” below; (b) Mr. Shanableh was granted an award of 25,000 restricted shares on June 16, 2008 which vest over four years with 25% of the shares vesting on the anniversary of the grant date and in equal increments semi-annually thereafter; and an option to purchase 125,000 shares of our common stock at an exercise price of $4.75 per share, the closing price on the grant date, with 25% of the shares vesting on the first anniversary of the grant date and the remaining 75% vesting 2.0833% monthly; (c) Mr. Dillon, Mr. England, Mr. Gaynor and Mr. Shanableh were granted awards of 133,000, 33,333, 200,000 and 133,000 restricted shares, respectively, under the 2007 Plan, subject to the terms of the 2007 Plan pursuant to the severance and retention program and agreements described under “Employment, Severance and Change of Control Arrangements” below.

(5)           Target amount is calculated using Mr. Shanableh’s commission targets for 2008.

Option Holdings

The following table sets forth information concerning stock options and unvested stock awards held by the Named Executive Officers as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END

				Option Awards				Stock Awards		Equity Incentive
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Richard Nottenburg	—	500,000		—	$4.75	6/16/2018	—	—	—	—
	—	—		—	—		500,000	$790,000	—	—
	—	—		—	—		—	—	500,000	$790,000
Richard J. Gaynor	102,083	247,917		—	$5.98	10/15/2017	—	—	—	—
	—	—		—	—	—	26,250	$41,475	—	—
	—	—		—	—	—	200,000	$316,000	—	—
	—	—		—	—	—	—	—	100,000	$158,000
Mohammed Shanableh	110,000	—		—	$5.79	9/20/2014	—	—	—	—
	50,000	—		—	$4.91	9/9/2015	—	—	—	—
	20,000	—		—	$5.37	9/15/2015	—	—	—	—
	83,333	166,667		—	$5.64	8/15/2017	—	—	—	—
	—	125,000		—	$4.75	6/16/2018	—	—	—	—
	—	—		—	—	—	25,000	$39,500	—	—
	—	—		—	—	—	18,750	$29,625	—	—
	—	—		—	—	—	25,000	$39,500	—	—
	—	—		—	—	—	133,000	$210,140	—	—
	—	—		—	—	—	—	—	66,000	$104,280
Matthew Dillon	1,660	—		—	$4.48	5/27/2010	—	—	—	—
	59,376	—		—	$4.47	6/16/2013	—	—	—	—
	90,624	—		—	$5.21	6/16/2013	—	—	—	—
	75,000	—		—	$5.19	8/27/2014	—	—	—	—
	100,000	—		—	$4.87	6/17/2015	—	—	—	—
	150,000	—		—	$4.91	9/9/2015	—	—	—	—
	72,917	27,083		—	$4.91	1/9/2016	—	—	—	—
	46,667	93,333		—	$5.64	8/15/2017	—	—	—	—
	—	—		—	—	—	18,750	$29,625	—	—
	—	—		—	—	—	133,000	$210,140	—	—
	—	—		—	—	—	—	—	66,000	$104,280
Gale England	119,125	9,375		—	$3.44	4/29/2015	—	—	—	—
	23,333	46,667		—	$5.64	8/15/2017	—	—	—	—
	—	—		—	—	—	11,250	$17,775	—	—
	—	—		—	—	—	33,333	$52,666	—	—
	—	—		—	—	—	—	—	16,667	$26,334
Hassan Ahmed(7)	813,000	—		—	$3.33	3/15/2010	—	—	—	—
	586,666	—	(5)	—	$13.88	4/3/2011	—	—	—	—
	53,334	—	(5)	—	$24.50	4/3/2011	—	—	—	—
	750,000	—	(6)	—	$4.47	6/16/2013	—	—	—	—
	1,250,000	—	(6)	—	$4.79	6/16/2013	—	—	—	—
	550,000	—		—	$5.79	9/20/2014	—	—	—	—
Chuba Udokwu(8)	—	—		—	—	—	—	—	—	—
Jocelyn Philbrook(9)	5,051	—		—	$4.08	5/27/2010	—	—	—	—
	7,043	—		—	$4.48	5/27/2010	—	—	—	—
	1,365	—		—	$4.08	5/27/2013	—	—	—	—
	749	—		—	$4.48	5/27/2013	—	—	—	—
	9,896	—		—	$4.47	6/16/2013	—	—	—	—
	15,104	—		—	$5.21	6/16/2013	—	—	—	—
	23,783	—		—	$5.19	8/27/2014	—	—	—	—
	25,000	—		—	$4.91	9/9/2015	—	—	—	—
	15,000	—		—	$5.37	9/15/2015	—	—	—	—

(1)                                  On December 21, 2005, upon the Compensation Committee’s recommendation, our Board approved the acceleration of vesting of unvested stock options having an exercise price per share of $4.00 or higher, granted under our stock option plan that are held by our current employees, including executive officers. As a result, unvested options for executive officers with an exercise price per share of $4.00 or higher were accelerated. The aggregate number of options accelerated for the executive officers was 2,765,417. Each executive officer who held options that were accelerated entered into a Resale Restriction Agreement, which restricts his or her sale of any shares obtained through the exercise of accelerated options before such time as vesting would otherwise have taken place absent the acceleration or, if earlier, the executive officer’s last day of employment with us.

(2)                                 (a) Of Dr. Nottenburg’s 500,000 unvested stock options, 125,000 stock options will vest on June 14, 2009 and 10,416 will vest on the 14th of each month beginning July 14, 2009 through June 14, 2012. (b) Of Mr. Gaynor’s 247,917 unvested stock options, 7,292 will vest on the first of each month through September 30, 2011. (c) Of Mr. Shanableh’s 166,667 unvested stock options from the August 15, 2007 grant, 5,208 stock options will vest monthly on the 15th of each month through August 15, 2011. Of Mr. Shanableh’s 125,000 unvested stock options from the June 16, 2008 grant, 31,250 stock options will vest on June 16, 2009 and 2,604 stock options will vest monthly on the 16th of each month beginning July 16, 2009 through June 16, 2012. (c) Of Mr. Dillon’s 27,083 unvested stock options from the January 9, 2006 grant, 2,083 stock options will vest monthly on the 9th of each month through January 9, 2010. Of Mr. Dillon’s 93,333 unvested stock options from the August 15, 2007 grant, 2,917 will vest monthly on the 15th of each month through August 15, 2011. (d) Of Mr. England’s 9,375 unvested stock options from the April 29, 2005 grant, 2,677 stock options will vest monthly on the 15th of each month through April, 2009. Of Mr. England’s 46,667 unvested stock options from the August 15, 2007 grant, 1,458 stock options will vest monthly on the 15th of each month through August 15, 2011.

(3)                                 Dr. Nottenburg’s 500,000 unvested shares of restricted stock will vest as follows:

Vest Date	Shares
June 13, 2009	125,000
December 13, 2009	62,500
June 13, 2010	62,500
December 13, 2010	62,500
June 13, 2011	62,500
December 13, 2011	62,500
June 13, 2012	62,500

Mr. Gaynor’s 226,250 unvested shares of restricted stock will vest as follows:

Vest Date	Shares
April 1, 2009	4,375
September 15, 2009	50,000
October 1, 2009	4,375
April 1, 2010	4,375
September 15, 2010	50,000
October 1, 2010	4,375
April 1, 2011	4,375
September 15, 2011	100,000
October 1, 2011	4,375

Mr. Shanableh’s 201,750 unvested shares of restricted stock will vest as follows:

Vest Date	Shares
February 14, 2009	6,250
February 15, 2009	3,125
June 16, 2009	6,250
August 14, 2009	6,250
August 15, 2009	3,125
September 15, 2009	33,250
December 16, 2009	3,125
February 14, 2010	6,250
February 15, 2010	3,125
June 16, 2010	3,125
August 14, 2010	6,250
August 15, 2010	3,125
September 15, 2010	33,250
December 16, 2010	3,125
February 15, 2011	3,125
June 16, 2011	3,125
September 15, 2011	66,500
August 15, 2011	3,125
December 16, 2011	3,125
June 16, 2012	3,125

Mr. Dillon’s 151,750 unvested shares of restricted stock will vest as follows:

Vest Date	Shares
February 15, 2009	3,125
August 15, 2009	3,125
September 15, 2009	33,250
February 15, 2010	3,125
August 15, 2010	3,125
September 15, 2010	33,250
February 15, 2011	3,125
August 15, 2011	3,125
September 15, 2011	66,500

Mr. England’s 44,583 unvested shares of restricted stock will vest as follows:

Vest Date	Shares
February 15, 2009	1,875
August 15, 2009	1,875
September 15, 2009	8,334
February 15, 2010	1,875
August 15, 2010	1,875
September 15, 2010	8,333
February 15, 2011	1,875
August 15, 2011	1,875
September 15, 2011	16,666

(4)                                 In accordance with SEC rules, the market value of unvested shares of restricted stock is determined by multiplying the number of such shares by $1.58, the closing market price of our common stock on December 31, 2008.

(5)                                 On August 2, 2007, we filed our Annual Report on Form 10-K for the year ended December 31, 2006. In connection with this filing, we determined that the correct grant date of the April 3, 2001 grant to Mr. Ahmed was August 3, 2001. Pursuant to the terms of Mr. Ahmed’s Consent, the exercise price for the portion of that option vesting after December 31, 2004 (representing 53,334 shares) was increased from $13.875 to $24.50, reflecting the closing price of our stock on August 3, 2001. The option remains exercisable for 586,666 shares at the original exercise price of $13.875 a share.

(6)                                 On August 2, 2007, we filed our Annual Report on Form 10-K for the year ended December 31, 2006. In connection with this filing, we determined that the correct grant date of the June 16, 2003 grant to Mr. Ahmed was June 18, 2003. Pursuant to the terms of Mr. Ahmed’s Consent, the exercise price for the portion of that option vesting after December 31, 2004 (representing 1,250,000 shares) was increased from $4.47 to $4.79, reflecting the closing price of our stock on June 18, 2003. Also, pursuant to the terms of the Consent, Mr. Ahmed became entitled to receive in January 2008 a cash payment of $400,000, which is the amount of the aggregate increase in the exercise price of the 1,250,000 shares. The option remains exercisable for 750,000 shares at the original exercise price of $4.47 a share.

(7)                                  On November 14, 2007, we entered into a Retention and Restricted Stock Agreement with our then current President, Chief Executive Officer and Chairman, Mr. Ahmed. On December 11, 2008, Mr. Ahmed was terminated without cause and as a result of such termination Mr. Ahmed is entitled to receive the following under the Retention and Restricted Stock Agreement: (i) 375,000 of his shares of restricted stock immediately vested, (ii) his unvested stock options will continue to vest over the 18 month period following the date of termination and thereafter will remain outstanding and exercisable for the lesser of 18 months from the date of termination or the life of the option and (iii) vested and unexercised options will remain outstanding and exercisable for the lesser of 18 months from the date of termination or the life of the option.

(8)                                 Due to the termination of Mr. Udokwu’s employment with us, any remaining awards did not vest and have been forfeited.

(9)                                 On June 24, 2008, we entered into a Separation of Employment Letter with our then current Vice President, Marketing and Investor Relations, Ms. Philbrook. On June 30, 2008, Ms. Philbrook was terminated without cause and as a result of such termination Ms. Philbrook is entitled to receive the following payments under the Separation Letter: (i) 25,000 shares of restricted stock granted on August 15, 2007 and 15,625 shares of restricted stock granted on August 14, 2006 immediately vested, subject to shares to be returned to us to cover withholding taxes and (ii) vested and unexercised options will remain outstanding and exercisable for the lesser of 12 months from the date of termination or the life of the option.

Option Exercises and Stock Vested.  The following table summarizes for the Named Executive Officers in 2008 (i) the number of shares acquired upon exercise of stock options and the value realized and (ii) the number of shares acquired upon the vesting of restricted stock and the value realized, before payout of any applicable withholding tax.

2008 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Richard N. Nottenburg	—	$—	—	$—
Richard J. Gaynor	—	$—	8,750	$25,200
Mohammed Shanableh	—	$—	18,750	$66,125
Matthew Dillon	—	$—	6,250	$21,063
Gale England	—	$—	3,750	$12,638
Hassan M. Ahmed	—	$—	750,000	$1,732,500
Chuba Udokwu	—	$—	18,750	$66,125
Jocelyn Philbrook	—	$—	43,750	$154,969

(1)                                 Of Mr. Gaynor’s 8,750 shares that vested in 2008, 3,653 shares were returned to us to satisfy the tax withholding associated with the vesting of shares. Of Mr. Shanableh’s 18,750 shares that vested in 2008, 5,988 shares were returned to us to satisfy the tax withholding associated with the vesting of the shares. Of Mr. Dillon’s 6,250 shares that vested in 2008, 1,984 shares were returned to us to satisfy the tax withholding associated with the vesting of the shares. Of Mr. England’s 3,750 shares that vested in 2008, 1,190 shares were returned to us to satisfy the tax withholding associated with the vesting of the shares. Of Mr. Ahmed’s 750,000 shares that vested in 2008, 313,124 shares were returned to us to satisfy the tax withholding associated with the vesting of the shares. Of Mr. Udokwu’s 18,750 shares that vested in 2008, 6,339 shares were returned to us to satisfy the tax withholding associated with the vesting of the shares. Of Ms. Philbrook’s 43,750 shares that vested in 2008, 14,081 shares were returned to us to satisfy the tax withholding associated with the vesting of the shares.

(2)                                 In accordance with SEC rules, the aggregate dollar amount realized upon vesting of shares of restricted stock is determined by multiplying the number of shares by the closing market price of our common stock on the date of vesting.

Section 409A of the Internal Revenue Code

In connection with the voluntary review by us of our historical stock option grant practices with respect to options granted since our initial public offering, we concluded that the appropriate measurement dates for financial accounting purposes of certain stock grants differ from the recorded measurement dates of those awards. For certain options that were determined to have a measurement date different from the original measurement date, and that have an exercise price less than the fair market value of our stock on the re-determined measurement date, the option recipient is subject to adverse tax consequences, and we are subject to reporting and withholding obligations under Section 409A of the Internal Revenue Code (“Section 409A”). In addition, we must comply with certain reporting and withholding obligations under Section 409A.

In order to address the adverse tax consequences under Section 409A, on December 26, 2006, our current and former executive officers and directors who may have received options subject to Section 409A (the “Section 16 Persons”) each executed a consent (the “Consent(s)”), pursuant to which they irrevocably agreed that the exercise price of any of their stock options that are determined to be subject to Section 409A would be increased so as to be equal to the fair market value of our stock on the re-determined measurement date.

In 2008, we compensated in cash the Section 16 Persons for any increases in the exercise price of their options that are subject to Section 409A. However, the Section 16 Persons did not receive compensation for grants that we determined to be out-of-the-money with exercise prices higher than the closing price of our common stock on the NASDAQ Global Select Market as of February 16, 2007.

POTENTIAL PAYMENTS UPON TERMINATION OR UPON CHANGE IN CONTROL

The table below shows potential payments to the Named Executive Officers with severance or change in control arrangements upon termination or upon a change of control of our Company. The amounts shown assume that termination and/or change of control was effective as of December 31, 2008, the last day of our fiscal year, and are estimates of the amounts that would have been paid to the executives or realized by the employees upon such a termination or change of control. The actual amounts to be paid or realized can only be determined at the time of an executive’s termination or following a change of control.

	Termination without Cause or for Good Reason(1)	Change in Control: Stock Options Assumed or Substituted by Acquiring Company(2)	Change in Control: Stock Options Not Assumed or Substituted by Acquiring Company(3)	Termination without Cause or for Good Reason following Change in Control
Richard Nottenburg
Cash Severance	$1,350,000	$—	$—	$1,750,000
Stock Options(4)	—	—	—	—
Stock Awards(5)	790,000	790,000	790,000	790,000
Health Benefits	29,824	—	—	29,824
	$2,169,824	$790,000	$790,000	$2,569,824
Richard J. Gaynor
Cash Severance	$470,250	$—	$—	$470,250
Stock Options(4)	—	—	—	—
Stock Awards(5)	357,475	357,475	357,475	357,475
Health Benefits	19,536	—	—	19,536
	$847,261	$357,475	$357,475	$847,261
Mohammed Shanableh
Cash Severance	$521,113	$—	$—	$521,113
Stock Options(4)	—	—	—	—
Stock Awards(5)	318,765	318,765	318,765	318,765
Health Benefits	19,883	—	—	19,883
	$859,761	$318,765	$318,765	$859,761
Matthew Dillon
Cash Severance	$387,956	$—	$—	$387,956
Stock Options(4)	—	—	—	—
Stock Awards(5)	239,765	239,765	239,765	239,765
Health Benefits	19,883	—	—	19,883
	$647,604	$239,765	$239,765	$647,604
Gale England
Cash Severance	$305,805	$—	$—	$305,805
Stock Options(4)	—	—	—	—
Stock Awards(5)	70,441	70,441	70,441	70,441
Health Benefits	14,152	—	—	14,152
	$390,398	$70,441	$70,441	$390,398

(1)                                 Assumes employment termination without a change of control.

(2)                                 If an acquiring company assumes or substitutes the stock options, under Sonus’ stock incentive plans the number of shares subject to the option that are not then vested shall become accelerated in vesting by 12 months upon the closing of the Acquisition. In addition, 25% of the number of shares of restricted stock shall become vested.

(3)                                 If an acquiring company does not assume or substitute the stock options, under Sonus’ stock incentive plans the number of shares subject to the option that are not then vested shall accelerate in full and become immediately exercisable upon the closing of the Acquisition. In addition, 25% of the number of shares of restricted stock shall become vested.

(4)                                 Stock options for Dr. Nottenburg, Mr. Gaynor, Mr. Shanableh, Mr. Dillon and Mr. England were out of the money on December 31, 2008. Accordingly, there would be no gain realized at December 31, 2008 related to the accelerated vesting of their stock options.

(5)                                 The value of shares of restricted stock was calculated by multiplying the number of shares of restricted stock by $1.58, the closing market price of our common stock on December 31, 2008.

Employment, Severance and Change of Control Arrangements

In addition to compensation designed to reward employees and executives for service and performance, we have approved certain severance and change of control provisions for certain of the Named Executive Officers.

Executive retention and severance agreements encourage executives to remain in our employ and to continue to devote their full attention to our success and provide enhanced financial security and incentive to the executives. In order to recruit and retain executives, we believed it was appropriate and necessary to provide assurance of certain severance payments if we terminated an executive’s employment without cause or if the executive terminated his or her employment for good reason. Sonus competes in a challenging market environment with larger competitors which can provide greater cash incentives to executives. In addition, smaller private competitors can offer greater equity growth potential.

On August 31, 2007, Richard J. Gaynor entered into an employment agreement with us, under which he became Chief Financial Officer as of October 1, 2007. In 2008, Mr. Gaynor received an annual base salary of $285,000, which may be increased in subsequent years. Pursuant to the terms of his employment agreement, Mr. Gaynor received an option to purchase 350,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the NASDAQ Global Select Market on October 15, 2007. 25% of the shares subject to the option vested on the first anniversary of his commencement date. Subject to his continued employment, the remaining 75% vests in equal monthly increments through the fourth anniversary of his commencement date. Mr. Gaynor also received 35,000 shares of restricted stock, 25% of which vested on the first anniversary of his commencement date with the remaining 75% vesting in equal increments semi-annually through the fourth anniversary of his commencement date.

The employment agreement provides that if Mr. Gaynor’s employment is terminated following an acquisition of our Company for any reason other than Cause (as defined in the agreement) or if he is not offered an equivalent position in the combined entity, he will be eligible to receive the following severance and related post-termination benefits: (i) 12 months salary continuation payments of his annual base salary; (ii) 12 months health benefits continuation; and (iii) 100% of all unvested options and restricted stock in his New Hire Grant shall immediately become vested and exercisable, subject to his serving through a six month transition period, if requested.

On November 14, 2007, we entered into a Retention and Restricted Stock Agreement with our then current President, Chief Executive Officer and Chairman, Mr. Ahmed. On December 11, 2008, Mr. Ahmed was terminated without cause and as a result of such termination Mr. Ahmed is entitled to receive the following payments under the Retention and Restricted Stock Agreement: (i) eighteen months of his then current base salary at the time of the termination and 1.5x annual bonus plan amount assuming the target amount, (ii) for 35 days of accrued vacation, (iii) 375,000 of his shares of restricted stock shall immediately vest, (iv) his COBRA premiums for a period of 18 months for medical, dental and vision, (v) unvested stock options will continue to vest over the 18 month period following the date of termination and thereafter will remain outstanding and exercisable for the lesser of 18 months from the date of termination or the life of the option, (vi) vested and unexercised options will remain outstanding and exercisable for the lesser of 18 months from the date of termination or the life of the option, and (vii) any unpaid expenses properly submitted pursuant to our expense reimbursement policy. In order to comply with Section 409A of the Internal Revenue Code, we must wait to make the payment of salary and bonus to Mr. Ahmed until six months and one day from the date of termination.

On May 16, 2008, Dr. Richard N. Nottenburg entered into an employment agreement with us to commence employment no later than June 14, 2008 as Sonus’ President and Chief Executive Officer. Dr. Nottenburg also joined our Board of Directors. Pursuant to his employment agreement, Dr. Nottenburg received an initial annual base salary of $500,000 and he is eligible for an “on target bonus” of at least 80% of his annual base salary subject to the achievement of specific objectives. For fiscal year 2008, Dr. Nottenburg was guaranteed a bonus of 80% of his base salary pro rated for the days in 2008 he was employed by us. We reimbursed Dr. Nottenburg for relocation costs up to $25,000. Dr. Nottenburg also received an option to purchase 500,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the NASDAQ Global Select Market on the date of grant. Pursuant to his employment agreement, on January 15, 2009, Dr. Nottenburg received an option to purchase 500,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the NASDAQ Global Select Market on the date of grant. Each of the foregoing grants are subject to vesting. Dr. Nottenburg will be entitled to two performance stock grants of 250,000 shares each upon our achieving certain performance metrics between January 1, 2010 and December 31, 2012 as approved by the Compensation Committee of our Board.

In the event of an Acquisition (as defined in Dr. Nottenburg’s employment agreement), 100% of all unvested options and restricted stock shall accelerate and become vested. In addition, the options shall remain exercisable for the shorter of five years from the date of Acquisition or the original remaining life of the options. Dr. Nottenburg’s employment agreement also provides that if he is terminated for any reason other than Cause (as defined in his employment agreement), or is terminated due to his death or disability or if Dr. Nottenburg terminates his employment with Good Reason (as defined in his employment agreement), he will receive: (1) a lump sum payment equal to one and one half times his then annual base salary and one and a half times his then target bonus (or two and a half times his target bonus if the termination follows an Acquisition); (2) health benefits continuation at our expense for 18 months following his termination; (3) acceleration of the vesting of options unvested as of the termination which would have vested over the 24 months following termination; (4) the right to exercise all vested options for the shorter of 5 years from the termination date or the original remaining life of the options; and (5) accelerated vesting of all unvested restricted shares at the time of termination.

On June 24, 2008, we entered into a Separation of Employment Letter with our then current Vice President, Marketing and Investor Relations, Ms. Philbrook. On June 30, 2008, Ms. Philbrook was terminated without cause and as a result of such termination Ms. Philbrook is entitled to receive the following payments under the Separation Letter: (i) continuation of payment of salary for a period of 52 weeks from the date of separation, (ii) a lump sum payment of $165,300, calculated as (a) six months of base salary, or $109,200, (b) six months of pro-rated bonus, or $54,600, and (c) a $1,500 special bonus, (iii) her COBRA premiums for a period of 12 months for medical, dental and vision, (iv) 25,000 shares of restricted stock granted on August 15, 2007 and 15,625 shares of restricted stock granted on August 14, 2006 immediately vested, subject to shares to be returned to us to cover withholding taxes, and (v) vested and unexercised options will remain outstanding and exercisable for the lesser of 12 months from the date of termination or the life of the option.

On October 3, 2008, the Compensation Committee of our Board approved a severance and retention program and agreement for each of Matthew Dillon, Gale England, Richard J. Gaynor and Mohammed Shanableh (each an “Executive”). The severance program and agreement provide for post-termination benefits in the event an Executive’s employment is terminated by us without Cause (as defined in the agreement) or is terminated by the Executive for Good Reason (as defined in the agreement). The post-termination benefits include: (1) a lump sum payment equal to the Executive’s annual base salary and target bonus; (2) continuation of payment of our share of benefits for 12 months; (3) payment of unreimbursed expenses and any accrued but unused vacation pay; (4) 12-months forward vesting of unvested options; and (5) complete vesting of unvested restricted stock. Pursuant to the program and agreement, we will grant each Executive: (1) certain restricted shares of our common stock $0.001 par value per share (“Restricted Stock”) under the 2007 Plan, subject to the terms of the 2007 Plan and our restricted stock agreement, which Restricted Stock shall vest 25% on September 15, 2009, 25% on September 15, 2010 and 50% on September 15, 2011 subject to continued employment by the Executive; and (2) additional Restricted Stock upon the achievement of certain performance metrics for the 2010, 2011 and 2012 fiscal years as determined by the Compensation Committee of our Board (“Performance Stock”), with the Executive eligible to be granted 1/3 of such Performance Stock during each of such fiscal years, and when issued, such Performance Stock shall be fully vested on the date of grant. In the event of a change in control (as defined in the agreement), 100% of all Restricted Stock granted to an Executive shall accelerate and become fully vested and any and all restrictions on such Restricted Stock shall be terminated.

The number of shares granted, or eligible for granting, as applicable, to each Executive under the severance and retention program is set forth as follows:

Name	Title	Restricted Stock	Performance Stock
Matthew Dillon	Vice President, Global Services	133,000	66,000
Gale England	Vice President, Operations	33,333	16,667
Richard J. Gaynor	Chief Financial Officer and Assistant Secretary	200,000	100,000
Mohammed Shanableh	Vice President of Worldwide Sales	133,000	66,000

For each employee including the Named Executive Officers, in the event of an Acquisition in which an option is assumed or substituted in the Acquisition, then the number of shares subject to the option that are not then vested shall become accelerated in vesting by 12 months upon the closing of the Acquisition. If an option is not assumed or substituted, then the number of shares that are not then vested shall accelerate in full and become immediately exercisable. In addition, 25% of the number of shares covered by a restricted stock award shall become vested.

On October 10, 2008, we terminated the employment of Chuba Udokwu, Vice President of Engineering. In connection with Mr. Udokwu’s termination, we and Mr. Udokwu entered into a Separation of Employment Agreement signed on October 10, 2008 (the “Separation Agreement”). Under the Separation Agreement, Mr. Udokwu will receive, the following in connection with his termination, (1) salary continuation payments for a 37-week period following the termination date at his annual base salary and (2) continued payment of health benefits for a 37-week period following the termination date.

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

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between any member of our Board or our Compensation Committee and any member of our Board or Compensation Committee of any other company, and none of these interlocking relationships have existed in the past.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2008 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	(A)		(B)	(C)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders(1)	36,875,380	(2)	$5.19	36,060,079	(3)
Equity compensation Plans Not Approved by Stockholders	—		—	—
Total	36,875,380		$5.19	36,060,079

(1)                                Consists of the 2007 Plan and the 2000 Employee Stock Purchase Plan, or the ESPP.

(2)                                Excludes purchase rights accruing under the ESPP. On January 25, 2008, our Board approved an Amended and Restated ESPP. Effective March 1, 2008, the Amended and Restated ESPP eliminates the original ESPP’s two year offering periods comprised of four six-month purchase periods. The Amended and Restated ESPP provides for a six-month offering period commencing with the March 1, 2008 purchase period. The purchase price of the stock is equal to 85% of the market price on the last day of the offering period. Participation is limited to 20% of an employee’s eligible compensation not to exceed amounts allowed by the Internal Revenue Code.

(3)                                Consists of shares available for future issuance under the 2007 Plan and the ESPP. As of December 31, 2008, no shares of common stock were available for issuance under the 1997 Plan, which expired as of November 18, 2007; 4,891,581 shares of common stock were available for issuance under the 2007 Plan; and 31,168,498 shares of common stock were available for issuance under the ESPP. The ESPP incorporates an evergreen provision pursuant to which, on January 1 of each year, the aggregate number of shares reserved for issuance under the ESPP automatically increases by a number equal to the lesser of (i) 2% of the total number of shares of common stock outstanding on December 31 of the preceding year, or (ii) such number as our Board may determine, but the total shares reserved for issuance cannot increase to more than 75,000,000 without further stockholder approval (except as the ESPP provides with respect to certain changes in our equity structure).

BENEFICIAL OWNERSHIP OF SECURITIES

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2009 by:

•                  each person who beneficially owns, to the best of our knowledge, more than 5% of the outstanding shares of our common stock;

•                  each of our Named Executive Officers (as defined in the Summary Compensation Table below);

•                  each of our directors; and

•                  all of our current executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting or investment power with respect to shares. In computing the number of shares beneficially owned by each person named in the following table and the percentage ownership of that person, shares of common stock that are subject to stock options held by that person that are currently exercisable or exercisable within 60 days of March 31, 2009 are deemed owned by that person and are also deemed outstanding. These shares are not, however, deemed outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. The percentage of common stock outstanding as of March 31, 2009 is based on 273,509,970 shares of common stock outstanding on that date plus shares subject to options to the extent noted above.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Outstanding
Named Executive Officers:
Richard N. Nottenburg(1)	1,000,000	*
Richard J. Gaynor(2)	371,389	*
Mohammed Shanableh(3)+	508,799	*
Matthew Dillon(4)	776,575	*
Gale England(5)	209,057	*
Hassan M. Ahmed(6)+	10,115,207	3.70%
Chuba Udokwu(7)	20,943	*
Jocelyn Philbrook (8)	136,926	*
Non-Employee Directors:
John P. Cunningham(9)	82,084	*
Howard E. Janzen(10)	55,834	*
John A. Schofield	—	*
Scott Schubert	—	*
Paul J. Severino(11)+	576,656	*
H. Brian Thompson(12)	113,855	*
All current executive officers and directors as a group (11 persons)(13)	3,694,249	1.35%
5% Owners:
Senate Limited (Trustee)—P.O. Box 71082, Dubai, United Arab Emirates(14)	67,295,079	24.60%
FMR Corp.—82 Devonshire Street, Boston, MA 02109(15)	16,158,103	5.91%
T. Rowe Price Associates, Inc.—100 E. Pratt Street, Baltimore, MD 21202(16)	16,152,900	5.91%

*                                       Less than 1% of the outstanding shares of common stock.

+                                       The executive officer or director has implemented a 10b5-1 trading plan under which shares of our common stock may be sold from time to time.

(1)                                Shares are restricted stock subject to vesting.

(2)                                Includes 138,542 shares subject to outstanding options that are exercisable as of May 30, 2009, and 221,875 shares of restricted stock subject to vesting.

(3)                                Includes 289,375 shares subject to outstanding options that are exercisable as of May 30, 2009, and 192,375 shares of restricted stock, subject to vesting.

(4)                                Includes 621,244 shares subject to outstanding options that are exercisable as of May 30, 2009, and 148,625 shares of restricted stock subject to vesting.

(5)                                Includes 159,125 shares subject to outstanding options that are exercisable as of May 30, 2009, and 42,708 shares of restricted stock subject to vesting.

(6)                                Includes 4,003,000 shares subject to outstanding options that are exercisable as of May 30, 2009. Mr. Ahmed’s employment with us terminated on December 11, 2008.

(7)                                Mr. Udokwu’s employment with us terminated on October 10, 2008.

(8)                                Includes 102,991 shares subject to outstanding options that are exercisable as of May 30, 2009. Ms. Philbrook’s employment with us terminated on June 30, 2008.

(9)                                Consists of 82,084 shares subject to outstanding options that are exercisable as of May 30, 2009.

(10)                          Consists of 55,834 shares subject to outstanding options that are exercisable as of May 30, 2009.

(11)                          Includes 72,084 shares subject to outstanding options that are exercisable as of May 30, 2009.

(12)                          Includes 93,855 shares subject to outstanding options that are exercisable as of May 30, 2009.

(13)                          Includes 1,543,393 shares subject to outstanding options that are exercisable as of May 30, 2009 and 1,932,250 shares of restricted stock subject to vesting owned by all of our current executive officers and directors. Each of our directors and officers may be reached at 7 Technology Drive, Westford, Massachusetts 01886.

(14)                          According to a Schedule 13D/A No. 8 filed on January 12, 2009, reporting the beneficial ownership of 67,295,079 shares of common stock, each of Galahad Securities Limited, Legatum Capital Limited, Legatum Global Holdings Limited, Legatum Global Investment Limited and Senate Limited, Trustee (acting on behalf of a trust formed under the laws of the Cayman Islands as of July 1, 1996), reports sole voting power and dispositive power of the 67,295,079 shares.

(15)                          According to a Schedule 13G/A No. 7 filed on February 17, 2009, Fidelity Management & Research Company (“Fidelity”) was the beneficial owner of 16,158,103 shares of common stock in its capacity as investment advisor to various registered investment companies. Fidelity is a wholly owned subsidiary of FMR LLC. The power to vote the shares of Fidelity resides solely with the Board of Trustees of the Fidelity funds and Edward C. Johnson 3d and FMR LLC each have the sole power to dispose of or direct the disposition of the shares of Fidelity funds.

(16)                          According to a Schedule 13G filed on February 10, 2009, reporting the beneficial ownership of 16,152,900 shares of common stock, T. Rowe Price Associates, Inc., reports sole power dispositive power of an aggregate of 16,152,900 shares and sole voting power over 3,572,400 shares.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Our Board has adopted written policies and procedures for the review of any transaction, arrangement or relationship in which we are a participant, the amount involved exceeds $120,000, and one of our executives, directors, director nominees or 5% stockholders (or their immediate family members), each of whom we refer to as “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the related person transaction to our Chairman of the Audit Committee. The policy calls for the related person transaction to be reviewed and, if deemed appropriate, approved by the Audit Committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the Committee will review and, in its discretion, may ratify the related person transaction. The policy also permits the chairman of the Committee to review and, if deemed appropriate, approve related person transactions that arise between Committee meetings, subject to ratification by the Committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually. In our last fiscal year, there has not been, nor is there currently proposed, any such related person transaction.

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

•                  whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party;

•                  the purpose of, and the potential benefits to us of, the transaction; and

•                  any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The Audit Committee may approve or ratify the transaction only if the Committee determines that, under all of the circumstances, the transaction is in our best interests. The Committee may impose any conditions on the related person transaction that it deems appropriate.

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our Board has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for the purposes of our related person transaction policy:

•                  transactions for which the related person’s interest arises solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity) that is a participant in the transaction where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction, and (c) the amount involved in the transaction equals less than the greater of $200,000 or 5% of the annual consolidated gross revenues of the other entity that is a party to the transaction; and

•                  transactions that are specifically contemplated by provisions of our charter or bylaws.

Our related person transaction policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the Compensation Committee in the manner specified in its charter.

Item 14.  Principal Accounting Fees and Services

FEES FOR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS DURING

FISCAL YEARS ENDED DECEMBER 31, 2008 AND 2007

The following is a summary of the aggregate fees billed to us by Deloitte & Touche LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2008 and 2007 for each of the following categories of professional services.

Fee Category	Fiscal 2008 Fees	Fiscal 2007 Fees
Audit Fees	$4,344,091	$5,310,570
Audit-Related Fees	20,850	12,500
Tax Fees	635,951	444,409
All Other Fees	18,000	—
Total Fees	$5,018,892	$5,767,479

The following is a summary of the aggregate fees billed to us by Ernst & Young LLP, our former independent registered public accounting firm, for the fiscal year ended December 31, 2008 and December 31, 2007.

Fee Category	Fiscal 2008 Fees	Fiscal 2007 Fees
Audit Fees	$—	$715,490
Audit-Related Fees	19,814	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$19,814	$715,490

Audit Fees

Audit fees consist of professional services rendered for the audit of our consolidated financial statements included in our Annual Report on Form 10-K and review of the interim consolidated financial statements included in our Quarterly Reports on Form 10-Q, and the audit of the effectiveness of internal control over financial reporting. Audit fees for 2007 include fees related to the audit of our restated financial statements and the review of the independent investigation into our historical stock option practices and accounting.

Audit-Related Fees

Audit-related fees consist of professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements and the audit of the effectiveness of internal control over financial reporting, but are not reported under “Audit Fees.” These services include consultations concerning financial accounting and reporting standards and the review of a tender offer filing.

Tax Fees

Tax fees consist of professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, value-added tax compliance, research and development tax credit compliance, and transfer pricing advice and planning.

All Other Fees

All other fees consist of professional services other than the services reported above, including fees for our subscription to Deloitte’s on-line accounting research tool.

Policy On Audit Committee Pre-Approval Of Audit And Non-Audit Services

The Audit Committee has adopted a policy to pre-approve audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Prior to engagement of the independent registered public accounting firm for the next year’s audit, the independent registered public accounting firm and our management submit an aggregate of services expected to be rendered during that year for each of the four categories of services to the Audit Committee for approval. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and our management periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval process. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee may ratify, without prior approval, certain de minimis non-audit services if the aggregate amount of all such non-audit services provided to us constitutes not more than $5,000 during the fiscal year in which the services are provided. During the fiscal years ended December 31, 2008 and 2007, there were no de minimis non-audit services provided that the Audit Committee subsequently ratified.

Our Audit Committee requires the regular rotation of the lead audit partner and concurring partner as required by Section 203 of the Sarbanes-Oxley Act of 2002 and is responsible for recommending to our Board policies for hiring employees or former employees of the independent registered public accounting firm.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(3)  The following exhibits are filed as part of this Form 10-K/A:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONUS NETWORKS, INC.
April 30, 2009	By:	/s/ RICHARD N. NOTTENBURG

Richard N. Nottenburg
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RICHARD N. NOTTENBURG	President and Chief Executive Officer (Principal	April 30, 2009
Richard N. Nottenburg	Executive Officer)

/s/ RICHARD J. GAYNOR	Chief Financial Officer (Principal Financial Officer)	April 30, 2009
Richard J. Gaynor

/s/ HOWARD E. JANZEN	Chairman	April 30, 2009
Howard E. Janzen

/s/ WAYNE PASTORE	Vice President of Finance, Corporate Controller and	April 30, 2009
Wayne Pastore	Chief Accounting Officer (Principal Accounting Officer)

/s/ JOHN P. CUNNINGHAM	Director	April 30, 2009
John P. Cunningham

/s/ JOHN A. SCHOFIELD	Director	April 30, 2009
John A. Schofield

/s/ SCOTT E. SCHUBERT	Director	April 30, 2009
Scott E. Schubert

/s/ PAUL J. SEVERINO	Director	April 30, 2009
Paul J. Severino

/s/ H. BRIAN THOMPSON	Director	April 30, 2009
H. Brian Thompson

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certificate of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Sonus Networks, Inc. Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Sonus Networks, Inc. Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002