Form 10-Q
period 2009-03-31
SONUS NETWORKS INC
filed 2009-05-05
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        As of April 30, 2009, there were 273,513,706 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2009

SONUS NETWORKS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$192,079	$122,207
Marketable securities	144,727	180,786
Accounts receivable, net of allowance for doubtful accounts of $1,027 and $1,028 at March 31, 2009 and December 31, 2008, respectively	50,576	75,788
Inventory	23,786	22,553
Deferred income taxes	116	111
Litigation settlement escrow	9,500	—
Other current assets	18,937	14,937

Total current assets	439,721	416,382
Property and equipment, net	16,533	17,852
Intangible assets, net	465	568
Goodwill	5,020	5,025
Investments	49,268	84,965
Deferred income taxes	1,594	1,611
Other assets	10,500	9,182

	$523,101	$535,585

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,329	$9,200
Accrued expenses	19,356	28,231
Accrued litigation settlements	9,600	9,600
Current portion of deferred revenue	54,308	40,962
Current portion of long-term liabilities	1,326	1,301

Total current liabilities	90,919	89,294
Deferred revenue	38,017	37,991
Long-term liabilities	1,422	1,865

Total liabilities	130,358	129,150

Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized; 275,806,880 and 275,133,894 shares issued; 273,509,970 and 272,836,984 shares outstanding at March 31, 2009 and December 31, 2008, respectively	276	275
Additional paid-in capital	1,273,376	1,269,790
Accumulated deficit	(886,943)	(870,716)
Accumulated other comprehensive income	6,301	7,353
Treasury stock, at cost; 2,296,910 common shares	(267)	(267)

Total stockholders' equity	392,743	406,435

	$523,101	$535,585

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2009	2008
Revenue:
Product	$19,403	$50,706
Service	21,609	22,921

Total revenue	41,012	73,627

Cost of revenue:
Product	6,134	16,644
Service	11,663	11,034

Total cost of revenue	17,797	27,678

Gross profit	23,215	45,949

Operating expenses:
Research and development	16,353	20,327
Sales and marketing	12,147	18,505
General and administrative	10,495	9,940
Restructuring	1,984	—

Total operating expenses	40,979	48,772

Loss from operations	(17,764)	(2,823)
Interest expense	(79)	(21)
Interest income	1,649	3,966
Other income (expense), net	(7)	379

Income (loss) from continuing operations before income taxes	(16,201)	1,501
Income tax provision	(26)	(539)

Income (loss) from continuing operations	(16,227)	962
Loss from discontinued operations, net of tax	—	(396)

Net income (loss)	$(16,227)	$566

Earnings (loss) per share:
Basic:
Continuing operations	$(0.06)	$—
Discontinued operations	—	—

	$(0.06)	$—

Diluted:
Continuing operations	$(0.06)	$—
Discontinued operations	—	—

	$(0.06)	$—

Shares used to compute earnings (loss) per share:
Basic	273,095	270,590
Diluted	273,095	271,222

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(16,227)	$566
Adjustments to reconcile net income (loss) to cash flows provided by (used in) operating activities:
Depreciation and amortization of property and equipment	2,502	3,316
Amortization of intangible assets	96	140
Stock-based compensation	3,040	8,208
Loss on disposal of property and equipment	2	—
Deferred income taxes	(38)	242
Changes in operating assets and liabilities:
Accounts receivable	24,885	18,228
Inventory	(2,615)	(1,569)
Insurance receivable—litigation settlement	—	15,328
Other operating assets	(4,148)	2,216
Accounts payable	(3,348)	(7,384)
Accrued expenses	(8,951)	(17,198)
Accrued litigation settlements	—	(40,000)
Deferred revenue	13,712	7,430

Net cash provided by (used in) operating activities	8,910	(10,477)

Cash flows from investing activities:
Purchases of property and equipment	(770)	(1,698)
Purchases of marketable securities	(11,936)	(61,319)
Sale/maturities of marketable securities	82,895	106,427
Decrease (increase) in litigation settlement escrow	(9,500)	25,000

Net cash provided by investing activities	60,689	68,410

Cash flows from financing activities:
Sale of common stock in connection with employee stock purchase plan	529	2,213
Proceeds from exercise of stock options	1	323
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(122)	(37)
Principal payments of capital lease obligations	(64)	(61)

Net cash provided by financing activities	344	2,438

Effect of exchange rate changes on cash and cash equivalents	(71)	(275)

Net increase in cash and cash equivalents	69,872	60,096
Cash and cash equivalents, beginning of period	122,207	118,933

Cash and cash equivalents, end of period	$192,079	$179,029

Supplemental disclosure of cash flow information:
Interest paid	$32	$21
Income taxes paid	$334	$265
Income tax refunds received	$545	$—
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$477	$395
Property and equipment acquired under capital lease	$6	$1,071

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

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by Sonus pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC") regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America ("U.S. GAAP") for complete financial statements and should be read in conjunction with the audited consolidated financial statements included in Sonus' Annual Report on Form 10-K for the year ended December 31, 2008.

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

        In the third quarter of 2008, the Company committed to a plan to sell its Zynetix Limited ("Zynetix") subsidiary, which the Company had acquired on April 13, 2007. The Company completed the sale of Zynetix on November 26, 2008. The results of operations of Zynetix have been reported as discontinued operations for the three months ended March 31, 2008.

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

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141R"), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R became effective for the Company on January 1, 2009. The adoption of SFAS 141R will have an impact on accounting for any business combinations consummated after January 1, 2009.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides a single definition of fair value, along with a framework for measuring it, and requires additional disclosure about using fair value to measure assets and liabilities. SFAS 157 emphasizes that fair value measurement is market-based, not entity-specific, and establishes a fair value hierarchy in which the highest priority is quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed according to their level within this hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice in certain ways, including requiring entities to include their own credit standing when measuring their liabilities. SFAS 157 was effective for us on January 1, 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The full adoption of SFAS 157 did not impact the Company's consolidated results of operations or financial condition.

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

        Many of the Company's sales involve complex multiple-element arrangements. When a sale includes multiple elements, such as products, maintenance and/or professional services, Sonus recognizes revenue using the residual method. Revenue associated with elements for which VSOE has been established is recorded based on the VSOE value; revenue for any undelivered elements that are considered not essential to the functionality of the product and for which VSOE has been established is deferred based on the VSOE value, and any remaining arrangement fee is then allocated to, and recognized as, product revenue. VSOE is determined based upon the price charged when the same element is sold separately or established by management having the relevant pricing authority. If Sonus cannot establish VSOE for each undelivered element, including specified upgrades, it defers revenue on the entire arrangement until VSOE for all undelivered elements is known or all elements are delivered and all other revenue recognition criteria are met.

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

        Sonus records deferred revenue for products delivered or services performed for which collection of the amount billed is either probable or has been collected but other revenue recognition criteria have not been met. Deferred revenue also includes amounts associated with maintenance contracts. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is reported within noncurrent liabilities in the condensed consolidated balance sheets.

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

(Unaudited)

(2) REVENUE RECOGNITION (Continued)

history with a reseller, which provides sufficient information regarding potential product returns or refunds, or any other form of concession.

        Beginning in the fourth quarter of fiscal 2008, the Company did not have sufficient evidence of VSOE on maintenance services for one of its largest customers. Therefore, all revenue related to multiple element arrangements for this customer is recognized ratably over the arrangement's remaining maintenance period through the end of 2010. Revenue recognition on multiple element arrangements with this customer will begin when the only undelivered element of the arrangement (that does not have VSOE) is maintenance. At March 31, 2009 and December 31, 2008, Other assets included $1.9 million and $0.4 million, respectively, of deferred product and service costs related to arrangements with this customer in which both the revenue and costs are being recognized ratably.

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

        The calculation of shares used in computing basic and diluted net earnings (loss) per share is as follows (in thousands):

	Three months ended March 31,
	2009	2008
Weighted average shares outstanding—basic	273,095	270,590
Potential dilutive common shares	—	632

Weighted average shares outstanding—diluted	273,095	271,222

        Options to purchase common stock and unvested shares of restricted stock aggregating approximately 36.5 million have not been included in the computation of diluted net loss per share for the three months ended March 31, 2009, because their effect would have been antidilutive. Options to purchase common stock aggregating approximately 37.3 million have not been included in the computation of diluted net earnings per share for the three months ended March 31, 2008 because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(4) COMPREHENSIVE INCOME (LOSS)

        The Company's comprehensive income (loss) for the three months ended March 31, 2009 and 2008 is as follows (in thousands):

	Three months ended March 31,
	2009	2008
Net income (loss)	$(16,227)	$566
Other comprehensive income (loss):
Foreign currency translation adjustments	(256)	612
Unrealized loss on marketable debt and equity securities classified as available-for-sale, net of tax	(796)	(22)

Comprehensive income (loss)	$(17,279)	$1,156

(5) BUSINESS ACQUISITIONS

Atreus Systems, Inc.

        On April 18, 2008, the Company completed the acquisition of Atreus Systems, Inc., a privately-held company with its principal office located in Ottawa, Canada (collectively with its subsidiaries, "Atreus"). Atreus is a supplier of service provisioning software for Voice over IP ("VoIP") and IP Multimedia Subsystem ("IMS")-based services. In consideration, the Company paid the selling stockholders $4.7 million and incurred $0.2 million of transaction costs. The Company believes that the addition of Atreus solutions enhances Sonus' service-providing products and associated professional services for operators' growing IP-service portfolios. The operating results of Atreus have been included in the Company's condensed consolidated financial statements for the periods subsequent to its acquisition.

        A summary of the transaction is as follows (in thousands):

Consideration:
Cash paid, net of cash acquired of $108	$4,692
Transaction costs	217

Total consideration	$4,909

Allocation of the purchase consideration:
Current assets	$3,420
Other assets	390
Identifiable intangible assets:
Developed technology	2,500
Customer relationships	1,000
Order backlog	300
Goodwill	278
Current liabilities	(2,979)

$4,909

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) BUSINESS ACQUISITIONS (Continued)

        Current assets acquired primarily consist of accounts receivable. Other assets acquired primarily consist of noncurrent unbilled accounts receivable. Current liabilities assumed primarily consist of accrued expenses, accounts payable and deferred revenue. Current liabilities assumed included $0.7 million for employee severance costs, of which approximately $28,000 remained unpaid at March 31, 2009. The Company expects the remaining amounts to be paid by the second quarter of fiscal 2009.

        The amounts assigned to identifiable intangible assets acquired were based on their respective fair values determined as of the acquisition date. The Company is amortizing these identifiable intangible assets using the straight-line method over their respective useful lives, which range from one to five years (see Note 9). The excess of the purchase price over net assets acquired was recorded as goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), the goodwill will not be amortized, but will instead be tested for impairment at least annually. The goodwill is not deductible for income tax purposes. Pro forma results of operations are not presented as the amounts are not material to the Company's historical results.

        In the fourth quarter of fiscal 2008, the Company performed a review of the intangible assets that were acquired with this acquisition and recorded impairment charges aggregating $2.7 million.

(6) DISCONTINUED OPERATIONS

        In the third quarter of 2008, the Company committed to a plan to sell its Zynetix subsidiary. The Company completed the sale of Zynetix on November 26, 2008. The results of operations of Zynetix for the three months ended March 31, 2008 have been classified within discontinued operations and include the following (in thousands):

Revenue	$396

Loss before income taxes	$(482)
Income tax benefit	86

Loss from discontinued operations, net of tax	$(396)

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

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(7) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

        At March 31, 2009 and December 31, 2008, the amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt and equity securities and investments were comprised of the following (in thousands):

	March 31, 2009
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$163,448	$—	$—	$163,448

Marketable securities
Equity securities	$28	$—	$—	$28
Debt securities available-for-sale:
Municipal obligations	1,455	9	—	1,464
U.S. government agency notes	41,673	244	—	41,917
Corporate debt securities	37,344	230	(158)	37,416
Commercial paper	63,803	101	(2)	63,902

	$144,303	$584	$(160)	$144,727

Investments
Debt securities available-for-sale:
U.S. government agency notes	$38,541	$302	$—	$38,843
Corporate debt securities	10,445	78	(98)	10,425

	$48,986	$380	$(98)	$49,268

	December 31, 2008
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$104,953	$2	$—	$104,955

Marketable securities
Equity securities	$45	$—	$—	$45
Debt securities available-for-sale:
Municipal obligations	1,455	—	(9)	1,446
U.S. government agency notes	85,202	649	—	85,851
Corporate debt securities	24,293	163	(40)	24,416
Commercial paper	68,834	194	—	69,028

	$179,829	$1,006	$(49)	$180,786

Investments
Debt securities available-for-sale:
U.S. government agency notes	$54,775	$585	$—	$55,360
Corporate debt securities	29,647	125	(167)	29,605

	$84,422	$710	$(167)	$84,965

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(7) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

        The following table shows the fair value of the Company's financial assets that are carried at fair value at March 31, 2009 and December 31, 2008, comprised of the Company's available-for-sale debt and equity securities, and are reported under the captions Cash and cash equivalents, Marketable securities and Investments in the condensed consolidated balance sheet (in thousands):

		Fair value measurements at March 31, 2009 using:
	Total carrying value at March 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$163,448	$163,448	$—	$—

Marketable securities
Equity securities	$28	$28	$—	$—
Municipal obligations	1,464	—	1,464	—
U.S. government agency notes	41,917	—	41,917	—
Corporate debt securities	37,416	37,416	—	—
Commercial paper	63,902	—	63,902	—

	$144,727	$37,444	$107,283	$—

Investments
U.S. government agency notes	$38,843	$—	$38,843	$—
Corporate debt securities	10,425	10,425	—	—

	$49,268	$10,425	$38,843	$—

		Fair value measurements at December 31, 2008 using:
	Total carrying value at December 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$104,955	$90,965	$13,990	$—

Marketable securities
Equity securities	$45	$45	$—	$—
Municipal obligations	1,446	—	1,446	—
U.S. government agency notes	85,851	—	85,851	—
Corporate debt securities	24,416	24,416	—	—
Commercial paper	69,028	—	69,028	—

	$180,786	$24,461	$156,325	$—

Investments
U.S. government agency notes	$55,360	$—	$55,360	$—
Corporate debt securities	29,605	29,605	—	—

	$84,965	$29,605	$55,360	$—

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(8) INVENTORY

        Inventory consists of the following (in thousands):

	March 31, 2009	December 31, 2008
On-hand final assemblies and finished goods inventory	$14,697	$13,100
Deferred product costs	19,503	18,617
Evaluation inventory	5,298	5,683

Inventory, gross	39,498	37,400
Evaluation reserve	(5,298)	(5,683)
Excess and obsolescence reserve	(3,011)	(2,877)

Inventory, net	31,189	28,840
Less current portion	(23,786)	(22,553)

Long-term portion (included in Other assets)	$7,403	$6,287

(9) INTANGIBLE ASSETS AND GOODWILL

        The Company's intangible assets at March 31, 2009 and December 31, 2008 consist of the following (in thousands):

March 31, 2009	Useful life	Cost	Accumulated amortization	Net carrying value
Intellectual property	5 years	$999	$544	$455
Order backlog	1 year	241	231	10

		$1,240	$775	$465

December 31, 2008	Useful life	Cost	Accumulated amortization	Net carrying value
Intellectual property	5 years	$999	$504	$495
Order backlog	1 year	247	174	73

		$1,246	$678	$568

        The Company amortizes its intangible assets over the estimated useful lives of the respective assets, which have a weighted average useful life of 3.8 years. Amortization expense related to intangible assets was $0.1 million in both three month periods ended March 31, 2009 and 2008.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(9) INTANGIBLE ASSETS AND GOODWILL (Continued)

        Estimated future amortization expense for intangible assets recorded by the Company at March 31, 2009 is as follows (in thousands):

Remainder of 2009	$124
2010	152
2011	152
2012	37

$465

        Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The change in the carrying amount of goodwill during the three months ended March 31, 2009 is as follows (in thousands):

Balance at January 1, 2009	$5,025
Foreign currency translation adjustment	(5)

Balance at March 31, 2009	$5,020

(10) ACCRUED EXPENSES

        Accrued expenses consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Employee compensation and related costs	$9,137	$13,190
Employee stock purchase plan	203	1,229
Professional fees	1,853	2,422
Royalties	348	1,809
Income taxes payable	1,558	1,563
Sales taxes payable	1,352	2,715
Other taxes	334	902
Restructuring	736	567
Other	3,835	3,834

	$19,356	$28,231

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(11) RESTRUCTURING ACCRUAL

        In the three months ended March 31, 2009, the Company recorded restructuring expenses aggregating $2.0 million related to two headcount initiatives implemented as part of the Company's efforts to right-size the business to align with market opportunities while managing costs to position Sonus for profitable growth. The Company recorded $0.9 million of severance and related expenses for its January 9, 2009 restructuring initiative, which reduced the Company's workforce by approximately 40 people, or 4% of employees worldwide. The Company recorded $1.1 million of severance and related expenses for its March 10, 2009 restructuring initiative, which further reduced the Company's workforce by approximately 60 people, or 6% of employees worldwide.

        In the fourth quarter of fiscal 2008, the Company recorded $0.7 million of restructuring expense for a headcount reduction initiative which reduced the Company's worldwide workforce by approximately 50 employees, or 5% of the then-current workforce.

        The Company expects the payments related to these initiatives to be completed in the second quarter of fiscal 2009.

        The activity related to these initiatives during the three months ended March 31, 2009 is as follows (in thousands):

	Balance January 1, 2009	New initiatives charged to expense	Charges (reversals) for changes in estimate	Cash payments	Foreign exchange	Balance March 31, 2009
Severance and related costs	$567	$2,014	$(30)	$(1,819)	$4	$736

(12) STOCK-BASED COMPENSATION

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

        In accordance with his employment agreement, on January 15, 2009, the Company's President and Chief Executive Officer ("Dr. Nottenburg") was granted an option to purchase 500,000 shares of the Company's common stock at an exercise price per share of $1.28, the closing price of the Company's common stock on that date. Dr. Nottenburg had been appointed to his position effective June 13, 2008 (the "Commencement Date"). Twenty-five percent of the shares subject to the option will vest on the first anniversary of the Commencement Date and the remaining 75% will vest in equal monthly increments thereafter through the fourth anniversary of the Commencement Date. On January 15, 2009, Dr. Nottenburg was also issued 500,000 shares of restricted stock, of which 25% will vest on the first anniversary of the Commencement Date and the remaining 75% in equal increments semi-annually thereafter through the fourth anniversary of the Commencement Date. Because the terms of the award of these shares of restricted stock met the criteria for a grant on June 16, 2008, the Company estimated that the fair value of the shares was $4.75 per share and commenced recognition of expense for these shares on that date. This grant is included in the restricted stock award activity in fiscal 2008. The vesting of these awards is subject to Dr. Nottenburg's continued employment with the Company.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(12) STOCK-BASED COMPENSATION (Continued)

        The condensed consolidated statements of operations for continuing operations include stock-based compensation for the three months ended March 31, 2009 and 2008 as follows (in thousands):

	Three months ended March 31,
	2009	2008
Product cost of revenue	$116	$186
Service cost of revenue	465	1,148
Research and development	767	3,663
Sales and marketing	1,044	1,876
General and administrative	648	1,292

	$3,040	$8,165

        The Company included $0.1 million and $0.2 million of stock-based compensation in inventory at March 31, 2009 and December 31, 2008, respectively.

        The income tax benefit for employee stock-based compensation expense was $3.8 million for the three months ended March 31, 2008. There was no income tax benefit for employee stock-based compensation expense for the three months ended March 31, 2009 due to the valuation allowance recorded.

        At March 31, 2009, there was $40.7 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock option and restricted stock awards, which is expected to be recognized over a weighted average period of approximately three years.

Valuation Assumptions

        The grant-date fair values of options to purchase common stock granted in the three months ended March 31, 2009 and 2008, excluding the options granted to Dr. Nottenburg on January 15, 2009 as described above, were estimated using the Black-Scholes valuation model with the following assumptions:

	Three months ended March 31,
	2009	2008
Risk-free interest rate	1.76%	2.75%
Expected dividend yield	—	—
Weighted average volatility	63.67%	70.94%
Expected life (years)	4.5	4.5

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(12) STOCK-BASED COMPENSATION (Continued)

        The grant date fair value of the option to purchase 500,000 shares of the Company's common stock granted to Dr. Nottenburg was estimated using the Black-Scholes valuation model with the following assumptions:

Risk-free interest rate	2.0%
Expected dividend yield	—
Expected volatility	70.24%
Expected life (years)	6.0

        Based on the above assumptions, the weighted average fair values of stock options granted during the three months ended March 31, 2009 and 2008 were $0.79 and $2.19, respectively.

Stock Option, Restricted Stock and Performance Stock Award Activity

        The activity related to the Company's outstanding stock options during the three months ended March 31, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	36,875,380	$5.19
Granted	766,000	$1.34
Exercised	(10,937)	$0.14
Forfeited	(828,234)	$5.29
Expired	(3,477,635)	$5.28

Outstanding at March 31, 2009	33,324,574	$5.09	5.23	$403

Vested or expected to vest at March 31, 2009	31,891,941	$5.08	5.08	$388
Exercisable at March 31, 2009	25,193,625	$5.18	4.13	$146

        The total intrinsic value of stock options exercised during the three months ended March 31, 2009 and 2008 was approximately $17,000 and $0.1 million, respectively.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(12) STOCK-BASED COMPENSATION (Continued)

        The activity related to the Company's nonvested restricted stock awards for the three months ended March 31, 2009 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at January 1, 2009	3,539,161	$4.40
Granted*	—	$—
Vested	(252,617)	$5.61
Forfeited	(146,876)	$5.40

Nonvested balance at March 31, 2009	3,139,668	$3.76

    *
    Excludes 500,000 shares issued to Dr. Nottenburg on January 15, 2009, which were included in 2008 activity, as this grant met the criteria for an award on June 16, 2008.

        The activity related to the Company's performance stock awards for the three months ended March 31, 2009 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at January 1, 2009	500,000	$4.35
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Nonvested balance at March 31, 2009	500,000	$4.35

        The Company did not record stock-based compensation expense in the three months ended March 31, 2009 related to performance stock awards, as the Company does not currently believe it is probable that the performance conditions will be achieved.

(13) MAJOR CUSTOMERS

        One customer contributed approximately 11% and 36% of the Company's revenue in the three months ended March 31, 2009 and 2008, respectively. No other customer contributed 10% or more of the Company's revenue in either period.

        At March 31, 2009 and December 31, 2008, two customers and one customer, respectively, each accounted for at least 10% of the Company's accounts receivable balance, representing totals of approximately 24% and 11%, respectively, of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Sonus maintains an allowance for doubtful accounts and such losses have historically been within management's expectations.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(14) INCOME TAXES

        The Company provides for income taxes at the end of each interim period based on the estimated effective rate for the full fiscal year. Cumulative adjustments to the Company's estimate are recorded in the interim period in which a change in the estimated annual effective rate is determined.

(15) GEOGRAPHIC INFORMATION

        The Company's classification of revenue by geographic area is determined by the location where the product is shipped to or where the services are performed. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Three months ended March 31,
	2009	2008
United States	71%	84%
Europe, Middle East and Africa	16	11
Japan	7	4
Other Asia Pacific	2	*
Other	4	1

	100%	100%

    *
    Represents less than 1% of revenue.

(16) LITIGATION SETTLEMENTS

Sprint Patent Litigation

        On January 24, 2008, Sprint Communications sued two of the Company's customers, Broadvox and Nuvox, in the District of Kansas for patent infringement. By letter dated April 23, 2008, Broadvox requested that the Company assume the defense of the case on its behalf. Pursuant to the indemnification obligation in the Company's agreement with Broadvox, the Company agreed, subject to certain conditions, to assume the defense in this litigation on behalf of Broadvox to the extent the claims result from its use of Sonus products. A settlement has been reached for this claim that requires the Company to pay an amount that does not have a material impact on its financial statements.

2002 Securities Litigation

        On January 6, 2006, a purchaser of the Company's common stock filed a complaint in the United States District Court for the District of Massachusetts that is essentially identical to an amended Consolidated Complaint alleging that Sonus made false and misleading statements about its products and business previously filed against the defendants and dismissed on October 5, 2005. The Court appointed the Public Employees' Retirement System of Mississippi as lead plaintiff. The lead plaintiff filed an Amended Consolidated Class Action Complaint on March 5, 2007 (the "2002 Securities Litigation"). On April 19, 2007, the defendants filed a motion to dismiss the 2002 Securities Litigation. On September 23, 2008 Sonus agreed to settle the litigation and, on October 3, 2008, entered into a Memorandum of Understanding with the plaintiff setting forth the terms of the settlement. Pursuant to

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(16) LITIGATION SETTLEMENTS (Continued)

the settlement, subject to confirmatory discovery and final court approval, the Company agreed to pay $9.5 million to the shareholder class in the case, as well as $0.1 million toward the cost of the class notice process. In addition, the Company expects to incur $0.4 million in incremental legal fees in connection with the confirmatory discovery and settlement approval process. On February 4, 2009, the Court issued an order in which it certified a settlement class, preliminarily approved the settlement, and ordered that notice be sent to the settlement class. The hearing on final court approval of the settlement is scheduled for June 16, 2009. At both March 31, 2009 and December 31, 2008, the Company had accruals aggregating $10.0 million related to this settlement, of which $9.6 million is reported as Accrued litigation settlements and $0.4 million is included as a component of Accrued expenses in the condensed consolidated balance sheets. On February 17, 2009, the Company placed $9.5 million into escrow related to this settlement. This amount is reported as Litigation settlement escrow in the condensed consolidated balance sheet at March 31, 2009. The Company does not have any directors and officers insurance available for this claim.

(17) RELATED PARTIES

        The Company's President and Chief Executive Officer serves on the Board of Directors of Comverse Technology ("Comverse"), a worldwide provider of software and systems. Comverse has several majority-owned subsidiaries, including Ulticom, Inc. and Verint Systems. All three companies are vendors of the Company. The Company had well-established and ongoing business relationships with these vendors prior to the appointment of Dr. Nottenburg as the Company's President and Chief Executive Officer effective June 13, 2008.

        Management believes the contract terms and arrangements with these vendors are customary and in accordance with the Company's normal business practices. Costs incurred for purchases from these companies, in the aggregate, were $2.2 million for the three months ended March 31, 2009. At March 31, 2009 and December 31, 2008, the Company had aggregate outstanding accounts payable balances of $0.3 million and $0.5 million, respectively, to these companies.

(18) CONTINGENCIES

2001 IPO Litigation

        In November 2001, a purchaser of the Company's common stock filed a complaint in the United States District Court for the Southern District of New York against the Company, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with the Company's initial public offering ("IPO") and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased the Company's common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that the Company's registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between the underwriters and certain purchasers to make additional purchases in the after market. The claims against the Company are asserted under Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Section 11 of the Securities Act of 1933 (the "Securities Act") and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(18) CONTINGENCIES (Continued)

Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against the Company, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, the Company, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against many of the individual defendants, including the Company's officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including the Company, but denied the remainder of the motion as to the defendants. In June 2003, a special committee of the Company's Board of Directors authorized Sonus to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. In October 2004, the court certified the class in a case against certain defendants. On February 15, 2005, the court preliminarily approved the terms of the proposed settlement contingent on modifications to the proposed settlement. On August 31, 2005, the court approved the terms of the proposed settlement, as modified. On April 24, 2006, the court held a hearing on a motion to approve the final settlement and took the matter under advisement. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court's October 2004 order certifying a class. On June 25, 2007, the court entered an order terminating the settlement. On November 13, 2007, the issuer defendants in certain designated "focus cases" filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the "focus cases." On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. The Company is unable to determine the ultimate outcome or potential range of loss, if any.

        On October 5, 2007, Vanessa Simmonds, a purported shareholder, filed a complaint in the Western District of Washington for recovery of short-swing profits under Section 16(b) of the Exchange Act against the underwriters in the IPO in 2000. On February 28, 2008, the plaintiff filed an amended complaint asserting substantially similar claims as set forth in the initial complaint. The amended complaint seeks recovery against the underwriters for profits they received from the sale of the Company's common stock in connection with the IPO. The Company was named as a nominal defendant but has no liability for the asserted claims. No Sonus officers or directors were named in the amended complaint. On July 25, 2008, the underwriter and issuer defendants filed motions to dismiss the case. On September 8, 2008, the plaintiff filed oppositions to the motions, and the issuer and underwriters defendants filed replies in support of their motions to dismiss on October 23, 2008. Oral argument on all motions to dismiss was held on January 16, 2009, at which time the Judge took the pending motions to dismiss under advisement. The Judge has stayed discovery until he rules on all motions to dismiss.

        On March 12, 2009, the court entered its judgment and granted the moving issuers' motion to dismiss, finding plaintiff's demand letters were insufficient to put issuers on notice of the claims asserted against them. The judge also granted the underwriters' motion to dismiss, finding plaintiff's

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(18) CONTINGENCIES (Continued)

claims were time-barred under the applicable statute of limitations and finding the claims against the non-moving issuers were dismissed on the same grounds.

        On March 31, 2009, plaintiff-appellant appealed the judgment to the Court of Appeals for the Ninth Circuit, and thereafter filed an amended notice of appeal on April 10, 2009 at the court's request. The briefing schedule currently requires that plaintiff-appellant file her opening brief by July 16, 2009, defendants-appellees file their response briefs by August 17, 2009, and plaintiff-appellant file her reply brief by September 1, 2009. The Company does not expect that this claim will have a material impact on its financial position or results of operations.

2006 Stock Option Accounting Investigation

        As announced on March 19, 2007, the SEC is conducting a formal private investigation into the Company's historical stock option granting practices. If the Company is subject to adverse findings, it could be required to pay damages or penalties or have other remedies imposed, including criminal penalties, which could adversely impact the Company's business, financial position or results of operations. At this time, the Company is unable to determine the ultimate outcome of the investigation.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q and, in particular, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which are subject to a number of risks and uncertainties. The words "could", "expects", "may", "anticipates", "believes", "intends", "estimates", "plans", "envisions", "seeks", "will" and other similar language whether in the negative or affirmative are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on our current expectations, assumptions, estimates, forecasts and projections about the operating environment, economies and markets in which we operate, and we do not undertake an obligation to update our forward-looking statements to reflect new information, future events or circumstances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 and the additional factors set forth in Item 1A. "Risk Factors" of Part II of this Quarterly Report on Form 10-Q. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition and/or liquidity. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes for the periods specified.

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

        Our voice infrastructure solutions allow wireline and wireless service providers to build converged voice over IP ("VoIP") networks. Our products are built on the same distributed, IP-based principles embraced by the IP Multimedia Subsystem ("IMS") architecture, as defined by the Third Generation Partnership Program ("3GPP"). This IMS architecture is being accepted by network operators globally as the common approach for building converged voice, data, wireline and wireless networks. Since the IMS architecture is based primarily on IP packets and the Session Initiation Protocol ("SIP"), which has been the foundation of our products since our formation, we are uniquely positioned to offer an elegant evolution path to our customers.

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

        We incurred net losses in fiscal 2008 and 2007. Operating expenses, including litigation settlements, stock-based compensation and professional services such as legal fees were the main factors in these reported net losses. We recorded $19.1 million and $24.7 million in fiscal 2008 and 2007, respectively, of operating expense for the settlements of litigation, net of insurance recovery. Additionally, in fiscal 2008 we recorded $87.3 million of income tax expense for a valuation allowance against certain deferred tax assets. We continue to enhance our expense management processes related to our operating expenses. We anticipate, however, that we may incur net losses in future quarters and years. In addition, the current macroeconomic environment may impact our profitability, as we believe the global credit crisis may cause customers to delay or forego capacity and technology purchases.

        We reported losses from operations of $17.8 million and $2.8 million for the three months ended March 31, 2009 and 2008, respectively. We reported a net loss of $16.2 million for the three months ended March 31, 2009, compared to income from continuing operations of $1.0 million and net income of $0.6 million in the three months ended March 31, 2008. Our lower revenue in the three months ended March 31, 2009, compared to the same prior year period, was a significant factor in our reported net loss in the current year quarter. The lower revenue in the current year quarter resulted in lower gross profit of $23.2 million, compared to $45.9 million in the three months ended March 31, 2008. Operating expenses were $41.0 million in the three months ended March 31, 2009, a decrease of $7.8 million compared to the same prior year quarter. This reduction in the current year period is primarily attributable to lower personnel-related costs as a result of lower stock-based compensation in the current year period and our recent headcount reduction initiatives. During the three months ended March 31, 2009, we implemented two headcount reduction initiatives, and in December 2008 we had implemented one headcount reduction initiative as well. As a result of these initiatives, we reduced our headcount by approximately 150 employees, or approximately 15% of our total worldwide workforce. We recorded $2.0 million of restructuring expense in the three months ended March 31, 2009 related to the 2009 initiatives. However, while we are eliminating jobs in some areas of the business, we continue to hire for select positions in some geographies to support our business plans.

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

Discontinued Operations

        In the third quarter of 2008, we committed to a plan to sell our Zynetix Limited ("Zynetix") subsidiary. We completed the sale of Zynetix on November 26, 2008. The results of operations of Zynetix have been reported as discontinued operations in our condensed consolidated statements of operations for the three months ended March 31, 2008.

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

  •
  Stock-based compensation;

  •
  Acquisitions;

  •
  Goodwill and intangible assets; and

  •
  Accounting for income taxes.

        For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on February 26, 2009. There were no significant changes to our critical accounting policies during the three months ended March 31, 2009.

Results of Operations

Three Months Ended March 31, 2009 and 2008

        Revenue.    Revenue for the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	Three months ended March 31,
	2009	2008
Product	$19,403	$50,706
Service	21,609	22,921

Total revenue	$41,012	$73,627

        Product revenue is comprised of sales of our voice infrastructure products, including our GSX9000™ and GSX4000™ Open Services Switches, NBS™ Network Border Switch, PSX™ Call Routing Server, SGX™ Signaling Gateway, ASX™ Call Feature Server, IMX® Application Platform, Sonus Insight™ Management System and related product offerings. Product revenue for the three months ended March 31, 2009 decreased $31.3 million, or 61.7%, compared to the same period in the prior year. The decrease in the current year period is primarily attributable to lower product sales and shipments, principally resulting from the current macroeconomic environment, coupled with the change in the fourth quarter of fiscal 2008 to ratable recognition of revenue from AT&T on a two-year maintenance contract, which also impacts the timing of the recognition of certain product revenue attributable to this customer.

        Service revenue is primarily comprised of hardware and software maintenance and support, network design, installation and other professional services. Service revenue decreased 5.7% in the three months ended March 31, 2009, compared to the same prior year period. The decrease in the current period is primarily attributable to pressure on maintenance pricing, coupled with the change in the fourth quarter of fiscal 2008 to ratable recognition of revenue from AT&T on a two-year maintenance contract.

        AT&T contributed more than 10% of our revenue in both three month periods ended March 31, 2009 and 2008. There were no other customers that contributed more than 10% of our revenue in either period.

        International revenue was approximately 29% and 16% of revenue in the three month periods ended March 31, 2009 and 2008, respectively. We expect that international revenue will fluctuate as a percentage of revenue from quarter to quarter.

        Our deferred product revenue was $42.9 million and $30.7 million at March 31, 2009 and December 31, 2008, respectively. Our deferred service revenue was $49.4 million and $48.3 million at March 31, 2009 and December 31, 2008, respectively. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights, customer creditworthiness and maintenance revenue deferrals included in multiple element arrangements.

        Cost of Revenue/Gross Profit.    Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs and inventory obsolescence. Our cost of revenue and gross profit as a percentage of revenue for the three and nine months ended March 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Three months ended March 31,
	2009	2008
Cost of revenue
Product	$6,134	$16,644
Service	11,663	11,034

Total cost of revenue	$17,797	$27,678

Gross profit margin (% of respective revenue)
Product	68.4%	67.2%
Service	46.0%	51.9%
Total gross profit margin	56.6%	62.4%

        The increase in product gross profit as a percentage of revenue was primarily due to product mix. The decrease in service gross profit as a percentage of service revenue was primarily due to lower service revenue and downward pressure from customers on maintenance pricing. We believe that our gross margin over time will remain within our long-term financial model of 58% to 62%.

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $16.4 million for the three months ended March 31, 2009, a decrease of $3.9 million, or 19.6%, from $20.3 million in the same prior year period. The decrease in the current year period primarily reflects lower employee-related costs, including $2.9 million of lower stock-based compensation expense in the three months ended March 31, 2009, compared to the same prior year period. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our research and development expenses in fiscal 2009 will decrease from prior year levels, primarily as a result of the ongoing migration of our development and quality assurance centers to lower-cost geographies.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, customer evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses were $12.1 million for the three months ended March 31, 2009, a decrease of $6.4 million, or 34.4%, compared to $18.5 million in the three months ended March 31, 2008. The current period decreases are primarily attributable to lower commission, travel and stock-based compensation expenses. We believe that our sales and marketing expenses will decrease from prior year levels, primarily the result of lower personnel and related costs.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related personnel costs for executive, information technology ("IT") and administrative personnel, recruiting expenses, foreign exchange gains and losses, allowance for doubtful accounts and professional fees. General and administrative expenses were $10.5 million in the three months ended March 31, 2009, an increase of $0.6 million, or 5.6%, compared to $9.9 million in the three months ended March 31, 2008. Higher employee and IT-related costs and an adjustment to increase the Company's foreign consumption tax liability were partially offset by lower stock-based compensation, legal, audit and consulting fees. We believe that our general and administrative expenses will decrease from prior year levels, primarily due to lower employee-related and consulting costs.

        Restructuring.    In the three months ended March 31, 2009, we recorded restructuring expenses aggregating $2.0 million related to two headcount initiatives implemented as part of our efforts to right-size the business to align with market opportunities while managing costs to position Sonus for profitable growth. We recorded $0.9 million of severance and related expenses for our January 9, 2009 restructuring initiative, which reduced our workforce by approximately 40 people, or 4% of employees worldwide. We recorded $1.1 million of severance and related expenses for our March 10, 2009 restructuring initiative, which further reduced our workforce by approximately 60 people, or 6% of employees worldwide.

        Interest Income, net.    Interest income consists of interest earned on our cash equivalents, marketable securities and long-term investments. Interest expense primarily relates to interest on capital lease obligations in both the three month periods ended March 31, 2009 and 2008. Interest income, net of interest expense, was $1.6 million in the three months ended March 31, 2009, compared to $3.9 million in the same period of the prior year. The reduction in interest income, net, in the current year period reflects lower cash and investment balances, coupled with a lower average portfolio yield.

        Other Income (Expense), net.    We recorded $7,000 of other expense and $0.4 million of other income in the three months ended March 31, 2009 and 2008, respectively. The prior year amount relates to a change in estimate to our loss contingency for the settlement of an employment tax audit by the Internal Revenue Service in 2008.

        Income Taxes.    The provision for income taxes reflects our estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are recorded in the period that they occur. This estimate is reevaluated each quarter based on our estimated tax expense for the full fiscal year. Our effective tax rates, including discrete items, were 0.2% and 35.9% for the three months ended March 31, 2009 and 2008, respectively. Our effective tax rate for the three months ended March 31, 2009 is less than the statutory federal and state rates primarily due to our inability to recognize tax benefits on losses incurred. The income tax expense of approximately $26,000 and $0.5 million in the three months ended March 31, 2009 and 2008, respectively, primarily reflects a current expense for federal, state and foreign taxes.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

        At March 31, 2009, our cash, cash equivalents, marketable securities and investments totaled $386.1 million.

        Our operating activities provided $8.9 million of cash in the three months ended March 31, 2009. Cash provided by operating activities was the result of lower levels of accounts receivable and higher deferred revenue, coupled with non-cash adjustments for depreciation and amortization of property and equipment, and amortization of intangible assets. These amounts were partially offset by our net loss, lower accrued expenses and accounts payable, and higher levels of operating assets and inventory. The lower accounts receivable levels are primarily the result of lower shipment and billings in the quarter coupled with the focused collection efforts in the quarter as a result of the strong seasonal billings and shipments in late fiscal 2008. The decrease in accrued expenses is primarily attributable to lower employee compensation and related costs, including reductions for the payment of bonuses to our executives and employees under our bonus programs, the completion of an employee stock purchase under our ESPP, and lower taxes payable, accrued royalties and professional fees.

        Our investing activities provided $60.7 million of cash in the three months ended March 31, 2009, primarily comprised of $71.0 million of net sales and maturities of marketable securities and investments, partially offset by $9.5 million placed into escrow related to the September 16, 2008 agreement to settle the C2 Patent Litigation, as well as $0.8 million for purchases of in property and equipment.

        Our financing activities provided $0.3 million of cash in the three months ended March 31, 2009, including $0.5 million of proceeds from the sale of common stock in connection with our ESPP, partially offset by $0.1 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.1 million used for payments on our capital leases for office equipment.

        Based on our current expectations, we believe our cash, cash equivalents, marketable debt securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. Although it is difficult to predict future liquidity requirements with certainty, and the rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing operations, to improve our controls environment and for other general corporate activities, as well as to vigorously defend against existing and potential litigation. See Note 18 to our condensed consolidated financial statements.

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141R"), which replaces SFAS 141. SFAS 141R establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R became effective for us on January 1, 2009. The adoption of SFAS 141R will have an impact on accounting for any business combinations consummated after January 1, 2009.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides a single definition of fair value, along with a framework for measuring it, and requires additional disclosure about using fair value to measure assets and liabilities. SFAS 157 emphasizes that fair value measurement is market-based, not entity-specific, and establishes a fair value hierarchy in which the highest priority is quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed according to their level within this hierarchy. While SFAS 157 does not add any new fair value measurements, it does change current practice in certain ways, including requiring entities to include their own credit standing when measuring their liabilities. SFAS 157 was effective for us on January 1, 2008. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delayed the effective date of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The full adoption of SFAS 157 did not impact our consolidated results of operations or financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We do not believe that a hypothetical 10% adverse movement in interest rates and foreign currency exchange rates would have a materially different impact than what was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 4.    Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Based on their evaluation of our disclosure controls and procedures as of March 31, 2009, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective, at the reasonable assurance level, in ensuring that information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were identified in connection with the evaluation as of March 31, 2009 referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        We are a party to the legal proceedings described in Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material developments with respect to the legal proceedings during the quarter ended March 31, 2009.

        For a more detailed discussion of our legal proceedings, please see Note 16 and Note 18 to our condensed consolidated financial statements.

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

        The following risk factors have been added since the filing of our Annual Report on Form 10-K for the year ended December 31, 2008:

World-wide efforts to cut capital spending, general economic uncertainty and a weakening global economy could have a material adverse effect on us.

        We are unable to predict the duration and severity of the current economic downturn and disruption in financial markets or their effects on our business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns. Some of our current or prospective customers may cancel or delay spending on the development or roll-out of capital and technology projects with us due to the economic downturn and, consequently, our results of operations may be adversely affected. In addition, the current negative worldwide economic conditions and market instability make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand, which could result in an inability to satisfy demand for our products and a loss of market share.

Our operating results may suffer in the general condition of the telecommunications industry experiences continued downward pressures.

        We are subject to the market conditions of the telecommunications industry. Economic conditions worldwide have from time to time contributed to slowdowns in the telecommunications and networking industries. Downturns and pricing pressures may result in reduced demand for our communications products and services. General domestic and foreign economic conditions and other factors that reduce spending by companies in the telecommunications industry may have an adverse effect on our consolidated financial position, results of operations or cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We have not announced any currently effective authorization to repurchase shares of our common stock. However, upon vesting of restricted stock awards, employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. The following table summarizes repurchases of our common stock during the fourth quarter of fiscal 2009, which represent shares returned to satisfy tax withholding obligations:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2009 to January 31, 2009	—	$—	—	—
February 1, 2009 to February 28, 2009	92,201	$1.32	—	—
March 1, 2009 to March 31, 2009	—	$—	—	—

Total	92,201	$1.32	—	—

Item 6.    Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2009	SONUS NETWORKS, INC.
	By:	/s/ RICHARD J. GAYNOR Richard J. Gaynor Chief Financial Officer (Principal Financial Officer)
	By:	/s/ WAYNE PASTORE Wayne Pastore Vice President, Finance, Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.