Form 10-Q
period 2009-06-30
SONUS NETWORKS INC
filed 2009-07-30
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934
For the transition period from to

Commission File Number 001-34115

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

        As of July 24, 2009, there were 273,697,362 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2009

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

SONUS NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$214,075	$122,207
Marketable securities	144,035	180,786
Accounts receivable, net of allowance for doubtful accounts of $361 and $1,028 at June 30, 2009 and December 31, 2008, respectively	37,780	75,788
Inventory	25,100	22,553
Deferred income taxes	139	111
Litigation settlement escrow	9,500	—
Other current assets	18,238	14,937

Total current assets	448,867	416,382
Property and equipment, net	16,909	17,852
Intangible assets, net	417	568
Goodwill	5,034	5,025
Investments	29,301	84,965
Deferred income taxes	1,776	1,611
Other assets	21,633	9,182

	$523,937	$535,585

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,007	$9,200
Accrued expenses	17,337	28,231
Accrued litigation settlements	9,500	9,600
Current portion of deferred revenue	49,840	40,962
Current portion of long-term liabilities	1,196	1,301

Total current liabilities	88,880	89,294
Deferred revenue	32,693	37,991
Long-term liabilities	1,393	1,865

Total liabilities	122,966	129,150

Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized; 275,986,272 and 275,133,894 shares issued; 273,689,362 and 272,836,984 shares outstanding at June 30, 2009 and December 31, 2008, respectively	276	275
Additional paid-in capital	1,279,948	1,272,952
Accumulated deficit	(885,722)	(873,878)
Accumulated other comprehensive income	6,736	7,353
Treasury stock, at cost; 2,296,910 common shares	(267)	(267)

Total stockholders' equity	400,971	406,435

	$523,937	$535,585

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue:
Product	$36,320	$62,329	$55,723	$113,035
Service	25,287	25,461	46,896	48,382

Total revenue	61,607	87,790	102,619	161,417

Cost of revenue:
Product	10,747	18,337	16,881	35,000
Service	10,568	11,305	22,231	22,395

Total cost of revenue	21,315	29,642	39,112	57,395

Gross profit	40,292	58,148	63,507	104,022

Operating expenses:
Research and development	15,501	18,379	31,854	38,861
Sales and marketing	12,344	19,234	24,491	37,892
General and administrative	10,186	13,035	20,681	23,029
Restructuring	(7)	—	1,977	—

Total operating expenses	38,024	50,648	79,003	99,782

Income (loss) from operations	2,268	7,500	(15,496)	4,240
Interest expense	8	(32)	(71)	(53)
Interest income	1,077	3,234	2,726	7,200
Other income, net	19	6	12	385

Income (loss) from continuing operations before income taxes	3,372	10,708	(12,829)	11,772
Income tax (provision) benefit	1,011	(7,395)	985	(7,731)

Income (loss) from continuing operations	4,383	3,313	(11,844)	4,041
Loss from discontinued operations, net of tax	—	(3,349)	—	(3,745)

Net income (loss)	$4,383	$(36)	$(11,844)	$296

Earnings (loss) per share:
Basic:
Continuing operations	$0.02	$0.01	$(0.04)	$0.01
Discontinued operations	—	(0.01)	—	(0.01)

	$0.02	$—	$(0.04)	$—

Diluted:
Continuing operations	$0.02	$0.01	$(0.04)	$0.01
Discontinued operations	—	(0.01)	—	(0.01)

	$0.02	$—	$(0.04)	$—

Shares used to compute earnings (loss) per share:
Basic	273,543	271,150	273,320	270,870
Diluted	273,768	273,710	273,320	272,422

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(11,844)	$296
Adjustments to reconcile net income (loss) to cash flows provided by (used in) operating activities:
Depreciation and amortization of property and equipment	5,004	6,366
Amortization of intangible assets	153	534
Stock-based compensation	6,750	14,035
Impairment of intangible assets and goodwill	—	3,630
Loss on disposal of property and equipment	15	—
Deferred income taxes	(208)	7,390
Changes in operating assets and liabilities:
Accounts receivable	37,714	6,112
Inventory	(5,204)	(2,428)
Insurance receivable—litigation settlement	—	15,328
Other operating assets	(13,472)	2,806
Accounts payable	1,204	(6,312)
Accrued expenses	(11,275)	(15,499)
Accrued litigation settlements	(100)	(40,000)
Deferred revenue	3,645	(5,473)

Net cash provided by (used in) operating activities	12,382	(13,215)

Cash flows from investing activities:
Purchases of property and equipment	(3,352)	(4,360)
Business acquisition, net of cash acquired	—	(4,996)
Purchases of marketable securities	(61,926)	(169,837)
Sale/maturities of marketable securities	153,738	189,912
Decrease (increase) in litigation settlement escrow	(9,500)	25,000

Net cash provided by investing activities	78,960	35,719

Cash flows from financing activities:
Sale of common stock in connection with employee stock purchase plan	529	2,213
Proceeds from exercise of stock options	1	413
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(287)	(95)
Principal payments of capital lease obligations	(124)	(106)

Net cash provided by financing activities	119	2,425

Effect of exchange rate changes on cash and cash equivalents	407	(132)

Net increase in cash and cash equivalents	91,868	24,797
Cash and cash equivalents, beginning of year	122,207	118,933

Cash and cash equivalents, end of period	$214,075	$143,730

Supplemental disclosure of cash flow information:
Interest paid	$71	$53
Income taxes paid	$411	$755
Income tax refunds received	$545	$—
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$596	$787
Property and equipment acquired under capital lease	$151	$1,083

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through July 30, 2009, the date of issuance of these financial statements.

        In the third quarter of 2008, the Company committed to a plan to sell its Zynetix Limited ("Zynetix") subsidiary, which the Company had acquired on April 13, 2007. The Company completed the sale of Zynetix on November 26, 2008. The results of operations of Zynetix have been classified within discontinued operations for the three and six months ended June 30, 2008.

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

Immaterial Restatement

        During the second quarter of 2009, the Company identified an error in the calculation of stock-based compensation expense for prior periods. The Company's third party equity accounting software calculated stock-based compensation expense after consideration of the impact of estimated forfeitures,

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(1) BASIS OF PRESENTATION (Continued)

but did not result in the amount of stock-based compensation cost recognized at any date at least equal to the portion of the grant-date value of the award that is vested at that date. Because the Company's stock option awards generally vest on a monthly basis after the first anniversary date of the award, the Company under-recognized stock-based compensation expense in certain periods. This error changes the timing of stock-based compensation expense recognition, but does not change the total stock-based compensation expense. As stock-based compensation expense is a non cash item, this error did not impact net cash provided by (used in) operations in any period. This error resulted in the understatement of stock-based compensation expense, with corresponding understatement of additional paid-in capital, in the amounts of $2.5 million and $0.7 million ($0.6 million after tax) for the years ended December 31, 2008 and 2007, respectively. The stock-based compensation related to deductible awards would also impact the tax provision prior to recognition of a valuation allowance on deferred tax assets in the fourth quarter of 2008.

        The Company considered the guidance in Statement of Financial Accounting Standards ("SFAS") No. 154, Accounting Changes and Error Corrections ("SFAS 154), SEC Staff Accounting Bulletin No. 99, Materiality ("SAB 99") and SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"), in evaluating whether a restatement of previously issued financial statements is required as a result of an error contained in such financial statements. SFAS 154 requires that corrections of errors be reported by restatement of prior periods if the error is material. In accordance with SAB 99 and SAB 108, the Company evaluated the materiality of the error from qualitative and quantitative perspectives. The Company believes the correction of this error is not material to its previously issued historical consolidated financial statements; therefore, the Company plans to restate its 2007 and 2008 consolidated financial statements when issuing its 2009 consolidated financial statements in Form 10-K. The Company has restated the accompanying Condensed Consolidated Balance Sheet as of December 31, 2008, the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2008 and the Condensed Consolidated Statement of Cash Flows for the six month period ended June 30, 2008, all appearing herein, from amounts previously reported.

        The effects of this restatement on the unaudited Condensed Consolidated Balance Sheet as of December 31, 2008 are as follows (in thousands):

	As previously reported	Adjustment	As restated
Stockholders' equity:
Preferred stock	$—	$—	$—
Common stock	275	—	275
Additional paid-in capital	1,269,790	3,162	1,272,952
Accumulated deficit	(870,716)	(3,162)	(873,878)
Accumulated other comprehensive income	7,353	—	7,353
Treasury stock	(267)	—	(267)

Total stockholders' equity	$406,435	$—	$406,435

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(1) BASIS OF PRESENTATION (Continued)

        The effects of this restatement on the unaudited Condensed Consolidated Statements of Operations for the three month periods ended December 31, 2008, September 30, 2008, June 30, 2008 and March 31, 2008 are as follows (in thousands, except per share data):

	Three months ended December 31, 2008			Three months ended September 30, 2008
	As previously reported*	Adjustment	As restated	As previously reported*	Adjustment	As restated
Revenue:
Product	$53,642	$—	$53,642	$36,710	$—	$36,710
Service	35,902	—	35,902	25,474	—	25,474

Total revenue	89,544	—	89,544	62,184	—	62,184

Cost of revenue:
Product	27,605	26	27,631	11,600	43	11,643
Service	22,023	78	22,101	11,396	128	11,524

Total cost of revenue	49,628	104	49,732	22,996	171	23,167

Gross profit	39,916	(104)	39,812	39,188	(171)	39,017

Operating expenses:
Research and development	15,780	217	15,997	17,885	355	18,240
Sales and marketing	18,737	215	18,952	17,169	351	17,520
General and administrative	17,309	76	17,385	21,507	124	21,631
Litigation settlements	—	—	—	19,100	—	19,100
Impairment of intangible assets	2,727	—	2,727	—	—	—
Restructuring	702	—	702	—	—	—

Total operating expenses	55,255	508	55,763	75,661	830	76,491

Loss from operations	(15,339)	(612)	(15,951)	(36,473)	(1,001)	(37,474)
Interest expense	(34)	—	(34)	(204)	—	(204)
Interest income	2,546	—	2,546	2,897	—	2,897
Other income (expense), net	(29)	—	(29)	2	—	2

Loss from continuing operations before income taxes	(12,856)	(612)	(13,468)	(33,778)	(1,001)	(34,779)
Income tax (provision) benefit	(86,126)	86	(86,040)	14,759	(663)	14,096

Loss from continuing operations	(98,982)	(526)	(99,508)	(19,019)	(1,664)	(20,683)
Loss from discontinued operations, net of tax	(183)	—	(183)	(563)	—	(563)
Loss from disposal of discontinued operations, net of tax	(741)	—	(741)	—	—	—

Net loss	$(99,906)	$(526)	$(100,432)	$(19,582)	$(1,664)	$(21,246)

Loss per share:
Basic:
Continuing operations	$(0.37)	$—	$(0.37)	$(0.07)	$(0.01)	$(0.08)
Discontinued operations	—	—	—	—	—	—

	$(0.37)	$—	$(0.37)	$(0.07)	$(0.01)	$(0.08)

Diluted:
Continuing operations	$(0.37)	$—	$(0.37)	$(0.07)	$(0.01)	$(0.08)
Discontinued operations	—	—	—	—	—	—

	$(0.37)	$—	$(0.37)	$(0.07)	$(0.01)	$(0.08)

*
As adjusted to reflect the classification of the results of operations of Zynetix within discontinued operations, as discussed in Note 5.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(1) BASIS OF PRESENTATION (Continued)

	Three months ended June 30, 2008			Three months ended March 31, 2008
	As previously reported*	Adjustment	As restated	As previously reported	Adjustment	As restated
Revenue:
Product	$62,329	$—	$62,329	$50,706	$—	$50,706
Service	25,461	—	25,461	22,921	—	22,921

Total revenue	87,790	—	87,790	73,627	—	73,627

Cost of revenue:
Product	18,319	18	18,337	16,644	19	16,663
Service	11,251	54	11,305	11,034	56	11,090

Total cost of revenue	29,570	72	29,642	27,678	75	27,753

Gross profit	58,220	(72)	58,148	45,949	(75)	45,874

Operating expenses:
Research and development	18,231	148	18,379	20,327	155	20,482
Sales and marketing	19,088	146	19,234	18,505	153	18,658
General and administrative	12,983	52	13,035	9,940	54	9,994

Total operating expenses	50,302	346	50,648	48,772	362	49,134

Income (loss) from operations	7,918	(418)	7,500	(2,823)	(437)	(3,260)
Interest expense	(32)	—	(32)	(21)	—	(21)
Interest income	3,234	—	3,234	3,966	—	3,966
Other income, net	6	—	6	379	—	379

Income from continuing operations before income taxes	11,126	(418)	10,708	1,501	(437)	1,064
Income tax (provision) benefit	(7,651)	256	(7,395)	(539)	203	(336)

Income from continuing operations	3,475	(162)	3,313	962	(234)	728
Loss from discontinued operations, net of tax	(3,349)	—	(3,349)	(396)	—	(396)

Net income (loss)	$126	$(162)	$(36)	$566	$(234)	$332

Earnings (loss) per share:
Basic:
Continuing operations	$0.01	$—	$0.01	$—	$—	$—
Discontinued operations	(0.01)	—	(0.01)	—	—	—

	$—	$—	$—	$—	$—	$—

Diluted:
Continuing operations	$0.01	$—	$0.01	$—	$—	$—
Discontinued operations	(0.01)	—	(0.01)	—	—	—

	$—	$—	$—	$—	$—	$—

*
As adjusted to reflect the classification of the results of operations of Zynetix within discontinued operations, as discussed in Note 5.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(1) BASIS OF PRESENTATION (Continued)

        This error resulted in changes to net income (loss), stock-based compensation and deferred income taxes within cash flows from operating activities; however, this error did not result in any changes to net cash flows from operating, investing or financing activities.

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

Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, which include cash equivalents, marketable securities, investments, accounts receivable, accounts payable and long-term liabilities approximate their fair values.

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ("SFAS 168"). The FASB Accounting Standards Codification (the "Codification") is intended to be the source of authoritative U.S. GAAP and reporting standards as issued by the FASB. Its primary purpose is to provide clarity and use of existing standards by grouping authoritative literature under common topics. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and there is no expected impact on the Company's consolidated financial position or results of operations.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(1) BASIS OF PRESENTATION (Continued)

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"), which defines the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Company has adopted the provisions of SFAS 165 as of June 30, 2009. Although the adoption of SFAS 165 did not materially impact its financial condition, results of operations or cash flow, the Company is now required to provide additional disclosures, which are incorporated in Note 1.

        In April 2009, the FASB issued FASB Staff Position ("FSP") FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FSP 115-2 and 124-2"), which addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. FSP 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 was effective in the Company's quarter ended June 30, 2009. In accordance with FSP 115-1 and 124-1, the Company reviewed its unrealized loss positions for the individual securities within its investment portfolio, and determined that there were no securities with declines attributable to credit loss. In addition, the Company does not intend to sell these securities; accordingly, the Company does not believe these declines are other-than-temporary. Based on its assessment of its investment portfolio, the Company recorded all changes in fair value as compared to amortized cost to Accumulated other comprehensive income within Stockholders' equity in the Condensed Consolidated Balance Sheet as of June 30, 2009.

        In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP 157-4"), which provides additional guidance for estimated fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 was effective for the Company in the quarter ended June 30, 2009, and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 157-4 requires comparative disclosures only for such periods. There was no material impact from the adoption of this standard.

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

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(2) REVENUE RECOGNITION (Continued)

        Sonus sells the majority of its products directly to its service provider customers. For products sold to resellers and distributors, Sonus recognizes revenue on a sell-through basis utilizing information provided to Sonus from its resellers and distributors unless it has at least eight quarters of consistent history with a reseller, which provides sufficient information regarding potential product returns or refunds, or any other form of concession.

        Beginning in the fourth quarter of fiscal 2008, the Company did not have sufficient evidence of VSOE on maintenance services for one of its largest customers. Therefore, all revenue related to multiple element arrangements for this customer is recognized ratably over the arrangement's remaining maintenance period through the end of 2010. Revenue recognition on multiple element arrangements with this customer will begin when the only undelivered element of the arrangement (that does not have VSOE) is maintenance. At June 30, 2009 and December 31, 2008, Other assets included $3.2 million and $0.4 million, respectively, of deferred product and service costs related to arrangements with this customer in which both the revenue and costs are being recognized ratably.

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

        The calculation of shares used in computing basic and diluted net earnings (loss) per share is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Weighted average shares outstanding—basic	273,543	271,150	273,320	270,870
Potential dilutive common shares	225	2,560	—	1,552

Weighted average shares outstanding—diluted	273,768	273,710	273,320	272,422

        Options to purchase common stock aggregating approximately 34.3 million shares and 36.0 million shares have not been included in the computation of diluted earnings per share for the three months ended June 30, 2009 and 2008, respectively, because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive. Options to purchase common stock and unvested shares of restricted stock aggregating approximately 35.8 million shares have not been included in the computation of diluted loss per share for the six months ended June 30, 2009 because their effect would have been antidilutive. Options to purchase common stock aggregating approximately 37.3 million shares have not been included in the computation of diluted net earnings per share for the six months ended June 30, 2008 because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(4) COMPREHENSIVE INCOME (LOSS)

        The Company's comprehensive income (loss) for the three and six months ended June 30, 2009 and 2008 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income (loss)	$4,383	$(36)	$(11,844)	$296
Other comprehensive income (loss):
Foreign currency translation adjustments	245	(371)	(11)	241
Unrealized loss on transfer of held-to-maturity marketable debt securities to available-for-sale, net of tax	—	(33)	—	(33)
Unrealized gain (loss) on marketable debt and equity securities classified as available-for-sale, net of tax	190	321	(606)	299

Comprehensive income (loss)	$4,818	$(119)	$(12,461)	$803

(5) DISCONTINUED OPERATIONS

        In the third quarter of 2008, the Company committed to a plan to sell its Zynetix subsidiary. The Company completed the sale of Zynetix on November 26, 2008. The results of operations of Zynetix have been classified within discontinued operations for the three and six months ended June 30, 2008, and include the following (in thousands):

	Three months ended June 30, 2008	Six months ended June 30, 2008
Revenue	$101	$497

Loss before income taxes	$(3,978)	$(4,460)
Income tax benefit	629	715

Loss from discontinued operations, net of tax	$(3,349)	$(3,745)

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

        At June 30, 2009 and December 31, 2008, the amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt and equity securities and investments were comprised of the following (in thousands):

	June 30, 2009
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$190,614	$—	$—	$190,614

Marketable securities
Municipal obligations	$1,455	$7	$—	$1,462
U.S. government agency notes	55,413	181	—	55,594
Corporate debt securities	35,693	329	(17)	36,005
Commercial paper	50,924	51	(1)	50,974

	$143,485	$568	$(18)	$144,035

Investments
U.S. government agency notes	$21,065	$202	$—	$21,267
Corporate debt securities	7,889	145	—	8,034

	$28,954	$347	$—	$29,301

	December 31, 2008
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$104,953	$2	$—	$104,955

Marketable securities
Equity securities	$45	$—	$—	$45
Municipal obligations	1,455	—	(9)	1,446
U.S. government agency notes	85,202	649	—	85,851
Corporate debt securities	24,293	163	(40)	24,416
Commercial paper	68,834	194	—	69,028

	$179,829	$1,006	$(49)	$180,786

Investments
U.S. government agency notes	$54,775	$585	$—	$55,360
Corporate debt securities	29,647	125	(167)	29,605

	$84,422	$710	$(167)	$84,965

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(6) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

        The following table shows the fair value of the Company's financial assets that are measured at fair value at June 30, 2009 and December 31, 2008, comprised of the Company's available-for-sale debt and equity securities, and are reported under the captions Cash and cash equivalents, Marketable securities and Investments in the condensed consolidated balance sheets (in thousands):

		Fair value measurements at June 30, 2009 using:
	Total carrying value at June 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$190,614	$190,614	$—	$—

Marketable securities
Municipal obligations	$1,462	$—	$1,462	—
U.S. government agency notes	55,594	—	55,594	—
Corporate debt securities	36,005	36,005	—	—
Commercial paper	50,974	—	50,974	—

	$144,035	$36,005	$108,030	$—

Investments
U.S. government agency notes	$21,267	$—	$21,267	$—
Corporate debt securities	8,034	8,034	—	—

	$29,301	$8,034	$21,267	$—

		Fair value measurements at December 31, 2008 using:
	Total carrying value at December 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$104,955	$90,965	$13,990	$—

Marketable securities
Equity securities	$45	$45	$—	$—
Municipal obligations	1,446	—	1,446	—
U.S. government agency notes	85,851	—	85,851	—
Corporate debt securities	24,416	24,416	—	—
Commercial paper	69,028	—	69,028	—

	$180,786	$24,461	$156,325	$—

Investments
U.S. government agency notes	$55,360	$—	$55,360	$—
Corporate debt securities	29,605	29,605	—	—

	$84,965	$29,605	$55,360	$—

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(7) INVENTORY

        Inventory consists of the following (in thousands):

	June 30, 2009	December 31, 2008
On-hand final assemblies and finished goods inventory	$18,858	$13,100
Deferred product costs	21,445	18,617
Evaluation inventory	4,955	5,683

Inventory, gross	45,258	37,400
Evaluation reserve	(4,955)	(5,683)
Excess and obsolescence reserve	(2,261)	(2,877)

Inventory, net	38,042	28,840
Less current portion	(25,100)	(22,553)

Long-term portion (included in Other assets)	$12,942	$6,287

(8) INTANGIBLE ASSETS AND GOODWILL

        The Company's intangible assets at June 30, 2009 and December 31, 2008 consist of the following (in thousands):

June 30, 2009	Useful life	Cost	Accumulated amortization	Net carrying value
Intellectual property	5 years	$999	$582	$417
Order backlog	1 year	261	261	—

		$1,260	$843	$417

December 31, 2008	Useful life	Cost	Accumulated amortization	Net carrying value
Intellectual property	5 years	$999	$504	$495
Order backlog	1 year	247	174	73

		$1,246	$678	$568

        The Company amortizes its intangible assets over the estimated useful lives of the respective assets, which have a weighted average useful life of 4.2 years. Amortization expense related to intangible assets was approximately $57,000 and $153,000, respectively, in the three and six months ended June 30, 2009. Amortization expense related to intangible assets was approximately $394,000 and $534,000, respectively, in the three and six months ended June 30, 2008.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(8) INTANGIBLE ASSETS AND GOODWILL (Continued)

        Estimated future amortization expense for intangible assets recorded by the Company at June 30, 2009 is as follows (in thousands):

Remainder of 2009	$76
2010	152
2011	152
2012	37

$417

        Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The change in the carrying amount of goodwill during the six months ended June 30, 2009 is as follows (in thousands):

Balance at January 1, 2009	$5,025
Foreign currency translation adjustment	9

Balance at June 30, 2009	$5,034

(9) ACCRUED EXPENSES

        Accrued expenses consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Employee compensation and related costs	$9,647	$13,190
Employee stock purchase plan	765	1,229
Professional fees	2,099	2,422
Royalties	516	1,809
Income taxes payable	814	1,563
Sales taxes payable	1,109	2,715
Other taxes	103	902
Restructuring	8	567
Other	2,276	3,834

	$17,337	$28,231

(10) RESTRUCTURING ACCRUAL

        In the three months ended March 31, 2009, the Company recorded restructuring expenses aggregating $2.0 million related to two headcount reduction restructuring initiatives implemented as part of the Company's efforts to right-size the business to align with market opportunities while managing costs to position Sonus for profitable growth. The Company recorded $0.9 million of severance and related expenses for its January 9, 2009 restructuring initiative, which reduced the Company's workforce by approximately 40 people, or 4% of the then-current employees worldwide, and $1.1 million of severance and related expenses for its March 9, 2009 restructuring initiative, which

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(10) RESTRUCTURING ACCRUAL (Continued)

further reduced the Company's workforce by approximately 60 people, or 6% of the then-current employees worldwide.

        In the fourth quarter of fiscal 2008, the Company recorded $0.7 million of restructuring expense for a headcount reduction initiative which reduced the Company's worldwide workforce by approximately 50 employees, or 5% of the then-current workforce.

        The Company expects the payments related to these initiatives to be completed in the third quarter of fiscal 2009.

        The activity related to these initiatives during the six months ended June 30, 2009 is as follows (in thousands):

	Balance January 1, 2009	New initiatives charged to expense	Charges (reversals) for changes in estimate	Cash payments	Foreign exchange	Balance June 30, 2009
Severance and related costs	$567	$2,014	$(37)	$(2,544)	$8	$8

(11) STOCK-BASED COMPENSATION

        The Company issues options to purchase its common stock and restricted shares of common stock pursuant to the 2007 Stock Incentive Plan (the "2007 Stock Plan"). The 2007 Stock Plan provides equity awards, including stock options and restricted stock, stock appreciation rights and restricted stock units to employees, officers, directors (including those directors who are not employees or officers of the Company), consultants and advisors of the Company and its subsidiaries.

        The condensed consolidated statements of operations include stock-based compensation for the three and six months ended June 30, 2009 and 2008 as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Product cost of revenue	$115	$183	$231	$388
Service cost of revenue	387	508	852	1,712
Research and development	1,102	1,517	1,869	5,335
Sales and marketing	1,490	1,152	2,534	3,181
General and administrative	616	1,986	1,264	3,332

	$3,710	$5,346	$6,750	$13,948

        The Company included $0.1 million and $0.2 million of stock-based compensation in inventory at June 30, 2009 and December 31, 2008, respectively.

        At June 30, 2009, there was $33.5 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock option and restricted stock awards, which is expected to be recognized over a weighted average period of approximately 2.5 years.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(11) STOCK-BASED COMPENSATION (Continued)

Valuation Assumptions

        The grant-date fair values of options to purchase common stock granted in the three and six months ended June 30, 2009 and 2008, excluding the options granted to the Company's President and Chief Executive Officer ("Dr. Nottenburg"), were estimated using the Black-Scholes valuation model with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	2.23%	3.12%	1.76%–2.23%	2.75%–3.12%
Expected dividend yield	—	—	—	—
Weighted average volatility	65.11%	71.34%	64.45%	71.19%
Expected life (years)	4.5	4.5	4.5	4.5

        The grant date fair values of the options to purchase the Company's common stock granted to Dr. Nottenburg were estimated using the Black-Scholes valuation model with the following assumptions:

	June 16, 2008 Award	January 15, 2009 Award
Risk-free interest rate	3.84%	2.0%
Expected dividend yield	—	—
Expected volatility	77.25%	70.24%
Expected life (years)	6.0	6.0

        Based on the above assumptions, the weighted average fair values of stock options granted during the three and six months ended June 30, 2009 were $1.01 and $0.86 per share, respectively. The weighted average fair values of stock options granted during the three and six months ended June 30, 2008 were $2.57 and $2.43 per share, respectively.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(11) STOCK-BASED COMPENSATION (Continued)

Stock Option, Restricted Stock and Performance Stock Award Activity

        The activity related to the Company's outstanding stock options during the six months ended June 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	36,875,380	$5.19
Granted	1,084,000	$1.50
Exercised	(11,687)	$0.17
Forfeited	(1,038,034)	$5.29
Expired	(4,188,657)	$5.28

Outstanding at June 30, 2009	32,721,002	$5.05	5.06	$453

Vested or expected to vest at June 30, 2009	31,933,721	$5.06	4.97	$435
Exercisable at June 30, 2009	25,548,779	$5.17	4.09	$193

        The total intrinsic value of stock options exercised during the three and six months ended June 30, 2009 was approximately $800 and $18,000, respectively. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2008 was approximately $50,000 and $139,000, respectively.

        The activity related to the Company's unvested restricted stock awards for the six months ended June 30, 2009 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested balance at January 1, 2009	3,539,161	$4.40
Granted*	210,000	$1.95
Vested	(514,492)	$5.00
Forfeited	(187,276)	$5.45

Unvested balance at June 30, 2009	3,047,393	$4.00

    *
    Excludes 500,000 shares issued to Dr. Nottenburg on January 15, 2009, which were included in 2008 activity, as this grant met the criteria for an award on June 16, 2008.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(11) STOCK-BASED COMPENSATION (Continued)

        The activity related to the Company's performance stock awards for the six months ended June 30, 2009 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested balance at January 1, 2009	500,000	$4.35
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Unvested balance at June 30, 2009	500,000	$4.35

        The Company did not record stock-based compensation expense in either the three or six months ended June 30, 2009 related to performance-based stock awards, as the Company does not currently believe it is probable that the performance conditions will be achieved.

(12) MAJOR CUSTOMERS

        The following customers each contributed at least 10% of the Company's revenue in at least one of the three and six month periods ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
Customer	2009	2008	2009	2008
A	14%	*	*	*
B	*	40%	*	38%
C	*	12%	*	*

    *
    Represents less than 10% of revenue.

        At June 30, 2009, there were no customers that accounted for at least 10% of the Company's accounts receivable balance. At December 31, 2008, one customer accounted for at least 10% of the Company's accounts receivable balance, representing 11% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Sonus maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(13) INCOME TAXES

        The provision for income taxes reflects the Company's estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are recorded in the period that they occur. This estimate is reevaluated each quarter based on the Company's estimated tax expense for the full fiscal year.

        During the fourth quarter of fiscal 2008, the Company concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to its cumulative losses and

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(13) INCOME TAXES (Continued)

other factors. Accordingly, the Company recorded an increase to its valuation allowance on substantially all of its domestic net deferred tax assets. The estimated effective rate for the year ended December 31, 2009 does not include any benefit for the Company's projected domestic losses as the Company has continued to conclude that a valuation allowance is appropriate.

        For the six months ended June 30, 2009, the Company realized a discrete benefit related to the Company's United Kingdom operations totaling $1.1 million, as the result of a settlement with the taxing authorities. The Company's effective tax rates, including discrete items, were 7.7% and 65.7% for the six months ended June 30, 2009 and 2008, respectively. The income tax expense of $7.7 million in the six months ended June 30, 2008 primarily reflects a current expense for federal, state and foreign taxes and differed from the statutory federal and state rates due to losses in certain foreign jurisdictions for which the Company was unable to recognize a tax benefit, and the impact of permanent nondeductible items, such as stock-based compensation expense.

(14) GEOGRAPHIC INFORMATION

        The Company's classification of revenue by geographic area is determined by the location where the product is shipped to or where the services are performed. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
United States	78%	80%	75%	82%
Europe, Middle East and Africa	14	5	15	7
Japan	4	14	5	9
Other Asia Pacific	1	*	1	*
Other	3	1	4	2

	100%	100%	100%	100%

*
Represents less than 1% of revenue.

(15) LITIGATION SETTLEMENTS

Sprint Patent Litigation

        On January 24, 2008, Sprint Communications sued two of the Company's customers, Broadvox and Nuvox, for patent infringement in two separate suits in the District of Kansas. Pursuant to the indemnification obligation in the Company's agreement with Broadvox, Broadvox requested and the Company agreed, subject to certain conditions, to assume the defense in this litigation on behalf of Broadvox to the extent the claims result from its use of Sonus products. Pursuant to a settlement that was reached, the Company paid a nominal amount of money and Sprint dismissed the suit without prejudice.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(15) LITIGATION SETTLEMENTS (Continued)

2002 Securities Litigation

        On January 6, 2006, a purchaser of the Company's common stock filed a complaint in the United States District Court for the District of Massachusetts that is essentially identical to an amended Consolidated Complaint alleging that Sonus made false and misleading statements about its products and business previously filed against the defendants and dismissed on October 5, 2005. The Court appointed the Public Employees' Retirement System of Mississippi as lead plaintiff. The lead plaintiff filed an Amended Consolidated Class Action Complaint on March 5, 2007 (the "2002 Securities Litigation"). On April 19, 2007, the defendants filed a motion to dismiss the 2002 Securities Litigation. On September 23, 2008 Sonus agreed to settle the litigation and, on October 3, 2008, entered into a Memorandum of Understanding with the plaintiff setting forth the terms of the settlement. Pursuant to the settlement, subject to confirmatory discovery and final court approval, the Company agreed to pay $9.5 million to the shareholder class in the case, as well as $0.1 million toward the cost of the class notice process. In addition, the Company expects to incur $0.4 million in incremental legal fees in connection with the confirmatory discovery and settlement approval process. On February 4, 2009, the Court issued an order in which it certified a settlement class, preliminarily approved the settlement, and ordered that notice be sent to the settlement class. The hearing on final court approval of the settlement was held on June 16, 2009, and the Court entered its Orders finally approving the settlement and the request of plaintiffs' counsel for attorneys' fees on June 23, 2009. There were no class member objections to the settlement. At both June 30, 2009 and December 31, 2008, the Company had accruals aggregating $10.0 million related to this settlement, of which $9.5 million is reported as Accrued litigation settlements and $0.4 million is included as a component of Accrued expenses in the Condensed Consolidated Balance Sheets. On February 17, 2009, the Company placed $9.5 million into escrow related to this settlement. This amount is reported as Litigation settlement escrow in the Condensed Consolidated Balance Sheet at June 30, 2009. On July 16, 2009, the escrow amount was released to the plaintiff. The Company does not have any directors and officers insurance available for this claim.

(16) RELATED PARTIES

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

        Management believes the contract terms and arrangements with these vendors are customary and in accordance with the Company's normal business practices. Costs incurred for purchases from these companies, in the aggregate, were $1.6 million and $3.8 million for the three and six months ended June 30, 2009, respectively. At June 30, 2009 and December 31, 2008, the Company had aggregate outstanding accounts payable balances of $0.2 million and $0.5 million, respectively, to these companies.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(17) COMMITMENTS AND CONTINGENCIES

CONTINGENCIES

2001 IPO Litigation

        In November 2001, a purchaser of the Company's common stock filed a complaint in the United States District Court for the Southern District of New York against the Company, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with the Company's initial public offering ("IPO") and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased the Company's common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that the Company's registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between the underwriters and certain purchasers to make additional purchases in the after market. The claims against the Company are asserted under Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Section 11 of the Securities Act of 1933 (the "Securities Act") and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against the Company, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, the Company, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against many of the individual defendants, including the Company's officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including the Company, but denied the remainder of the motion as to the defendants. In June 2003, a special committee of the Company's Board of Directors authorized Sonus to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. In October 2004, the court certified the class in a case against certain defendants. On February 15, 2005, the court preliminarily approved the terms of the proposed settlement contingent on modifications to the proposed settlement. On August 31, 2005, the court approved the terms of the proposed settlement, as modified. On April 24, 2006, the court held a hearing on a motion to approve the final settlement and took the matter under advisement. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court's October 2004 order certifying a class. On June 25, 2007, the court entered an order terminating the settlement. On November 13, 2007, the issuer defendants in certain designated "focus cases" filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the "focus cases." On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. The Company is unable to determine the ultimate outcome or potential range of loss, if any.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(17) COMMITMENTS AND CONTINGENCIES (Continued)

        On October 5, 2007, Vanessa Simmonds, a purported shareholder, filed a complaint in the Western District of Washington for recovery of short-swing profits under Section 16(b) of the Exchange Act against the underwriters in the IPO in 2000. On February 28, 2008, the plaintiff filed an amended complaint asserting substantially similar claims as set forth in the initial complaint. The amended complaint seeks recovery against the underwriters for profits they received from the sale of the Company's common stock in connection with the IPO. The Company was named as a nominal defendant but has no liability for the asserted claims. No Sonus officers or directors were named in the amended complaint. Between October 2, 2007 and October 12, 2007, the plaintiff also filed fifty-four separate lawsuits naming fifty-four additional issuers as nominal defendants and ten underwriters as defendants. These 54 cases, along with the complaint filed by the plaintiff with respect to Sonus' IPO, were reassigned to the Honorable James L. Robart, as related cases. On July 25, 2008, the underwriter and 29 of the issuer defendants (including Sonus) filed motions to dismiss the case. On September 8, 2008, the plaintiff filed oppositions to the motions, and the issuer and underwriters defendants filed replies in support of their motions to dismiss on October 23, 2008. Oral argument on all motions to dismiss was held on January 16, 2009, at which time the Judge took the pending motions to dismiss under advisement. The Judge stayed discovery pending his ruling on all motions to dismiss.

        On March 12, 2009, the court entered its judgment and granted the moving issuers' motion to dismiss, finding plaintiff's demand letters were insufficient to put the issuers on notice of the claims asserted against them. The judge also granted the underwriters' motion to dismiss as to the claims arising from the non-moving issuers' IPOs, finding plaintiff's claims were time-barred under the applicable statute of limitations.

        On March 31, 2009, the plaintiff-appellant appealed the judgment to the Court of Appeals for the Ninth Circuit, and thereafter filed an amended notice of appeal on April 10, 2009 at the court's request. The underwriter defendants filed a cross-appeal in each of the cases wherein the issuers moved for dismissal (including the appeal relating to the Sonus IPO). The plaintiff's opening brief on appeal is due on August 26, 2009, with the issuers (including the Company) and the underwriters' responses due on October 2, 2009. The plaintiff may file a reply brief by November 2, 2009, and underwriters may file a reply brief on their cross-appeal by November 17, 2009. The Company does not currently believe that this claim will have a material impact on its financial position or results of operations.

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

18. SUBSEQUENT EVENT

        On July 16, 2009, the $9.5 million previously placed into escrow related to the agreement to settle the 2002 Securities Litigation was released to the plaintiff.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q and, in particular, this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements which are subject to a number of risks and uncertainties. The words "could", "expects", "may", "anticipates", "believes", "intends", "estimates", "plans", "envisions", "seeks", "will" and other similar language whether in the negative or affirmative are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on our current expectations, assumptions, estimates, forecasts and projections about the operating environment, economies and markets in which we operate, and we do not undertake an obligation to update our forward-looking statements to reflect new information, future events or circumstances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 and the additional factors set forth in Item 1A. "Risk Factors" of Part II of this Quarterly Report on Form 10-Q. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition and/or liquidity. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes for the periods specified.

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

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations has been revised to give effect to the restatement described in Note 1 to the unaudited interim financial statements presented in Item 1 herein.

        We incurred net losses in fiscal 2008 and 2007. Operating expenses, including litigation settlements, stock-based compensation and professional services such as legal fees were the main factors in these reported net losses. We recorded $19.1 million and $24.7 million in fiscal 2008 and 2007, respectively, of operating expense for the settlements of litigation, net of insurance recovery. Additionally, in fiscal 2008 we recorded $88.4 million of income tax expense for a valuation allowance against certain deferred tax assets. We continue to enhance our expense management processes related to our operating expenses. We anticipate, however, that we may incur net losses in future quarters and years. In addition, the current macroeconomic environment may impact our profitability, as we believe the global credit crisis may cause customers to delay or forego capacity and technology purchases.

        We reported income from operations of $2.3 million and $7.5 million for the three months ended June 30, 2009 and 2008, respectively. We reported a loss from operations of $15.5 million for the six months ended June 30, 2009, compared to income from operations of $4.2 million for the six months ended June 30, 2008.

        We reported net income of $4.4 million for the three months ended June 30, 2009, compared to a net loss of $36,000 for the three months ended June 30, 2008. Our net loss for the six months ended June 30, 2009 was $11.8 million, compared to net income of $0.3 million for the three months ended June 30, 2008. Our results for the three and six months ended June 30, 2008 include $3.3 million and $3.7 million, respectively, of loss from discontinued operations, net of tax. Our lower revenue in the current year was a significant factor in our reported net loss in the six months ended June 30, 2009. The lower revenue in the current year periods resulted in lower gross profit of $40.3 million in the three months ended June 30, 2009, compared to $58.1 million in the same prior year quarter, and $63.5 million in the six months ended June 30, 2009, compared to $104.0 million in the same prior year period. Operating expenses were $38.0 million in the three months ended June 30, 2009, a decrease of $12.6 million from the same prior year quarter. Operating expenses were $79.0 million in the six months ended June 30, 2009, a decrease of $20.8 million compared to the same prior year period. The reductions in the current year periods are primarily attributable to lower personnel-related costs as a result of lower stock-based compensation in the current year periods and our recent headcount reduction initiatives. During the first quarter of 2009, we implemented two headcount reduction restructuring initiatives, and in December 2008 we had implemented one headcount reduction restructuring initiative as well. As a result of these initiatives, we reduced our headcount by approximately 150 employees, or approximately 15% of our total worldwide workforce. We recorded $2.0 million of restructuring expense in the three months ended March 31, 2009 related to the 2009 initiatives. However, while we are eliminating jobs in some areas of the business, we continue to hire for select positions in some geographies to support our business plans.

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

Discontinued Operations

        In the third quarter of 2008, we committed to a plan to sell our Zynetix Limited ("Zynetix") subsidiary. We completed the sale of Zynetix on November 26, 2008. The results of operations of Zynetix have been reclassified as discontinued operations in our condensed consolidated statements of operations for the three and six months ended June 30, 2008.

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

  •
  Stock-based compensation;

  •
  Acquisitions;

  •
  Goodwill and intangible assets; and

  •
  Accounting for income taxes.

        For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on February 26, 2009. There were no significant changes to our critical accounting policies during either the three or six months ended June 30, 2009.

Results of Operations

Three and Six Months Ended June 30, 2009 and 2008

        Revenue.    Revenue for the three and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Product	$36,320	$62,329	$55,723	$113,035
Service	25,287	25,461	46,896	48,382

Total revenue	$61,607	$87,790	$102,619	$161,417

        Product revenue is comprised of sales of our voice infrastructure products, including our GSX9000™ and GSX4000™ Open Services Switches, NBS™ Network Border Switch, PSX™ Call Routing Server, SGX™ Signaling Gateway, ASX™ Call Feature Server, IMX® Application Platform, Sonus Insight™ Management System and related product offerings. Product revenue for the three and six months ended June 30, 2009 decreased 41.7% and 50.7%, respectively, compared to the same periods of the prior year. The decreases in the current year periods are primarily attributable to lower product sales and shipments, principally resulting from the current macroeconomic environment, coupled with the change in the fourth quarter of fiscal 2008 to ratable recognition of revenue from AT&T on a two-year maintenance contract, which also impacts the timing of the recognition of certain product revenue attributable to this customer.

        Service revenue is primarily comprised of hardware and software maintenance and support, network design, installation and other professional services. Service revenue decreased 0.7% and 3.1% in the three and six months ended June 30, 2009, respectively, compared to the same periods of the prior year. The decreases in the current periods are primarily attributable to pressure on maintenance pricing, coupled with the change in the fourth quarter of fiscal 2008 to ratable recognition of revenue from AT&T on a two-year maintenance contract.

        Global Crossing contributed approximately 14% of our revenue in the three months ended June 30, 2009, AT&T contributed approximately 40% and 38% of our revenue in the three and six months ended June 30, 2008, respectively, and KDDI Corporation contributed approximately 12% of our revenue in the three months ended June 30, 2008. There were no other customers that contributed more than 10% of our revenue in either the three or six months ended June 30, 2009 or 2008.

        International revenue was approximately 22% and 25% of revenue, respectively, in the three and six months ended June 30, 2009, and 20% and 18% of revenue, respectively, in the comparable periods of the prior year. We expect that international revenue will fluctuate as a percentage of revenue from quarter to quarter.

        Our deferred product revenue was $37.6 million and $30.7 million at June 30, 2009 and December 31, 2008, respectively. Our deferred service revenue was $44.9 million and $48.3 million at June 30, 2009 and December 31, 2008, respectively. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights, customer creditworthiness and maintenance revenue deferrals included in multiple element arrangements.

        Cost of Revenue/Gross Profit.    Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs and inventory obsolescence. Our cost of revenue and gross profit as a percentage of revenue ("gross margin") for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands, except percentages):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Cost of revenue
Product	$10,747	$18,337	$16,881	$35,000
Service	10,568	11,305	22,231	22,395

Total cost of revenue	$21,315	$29,642	$39,112	$57,395

Gross profit margin (% of respective revenue)
Product	70.4%	70.6%	69.7%	69.0%
Service	58.2%	55.6%	52.6%	53.7%
Total gross profit margin	65.4%	66.2%	61.9%	64.4%

        The changes in product gross margin was primarily due to product mix. The current year increases in service gross margin was primarily due to lower employee-related costs, including stock-based compensation, coupled with lower third party installation costs in the current year periods. We believe that our gross margin over time will remain within our long-term financial model of 58% to 62%.

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $15.5 million for the three months ended June 30, 2009, a decrease of $2.9 million, or 15.7%, from $18.4 million in the same period of the prior year. Research and development expenses were $31.9 million for the six months ended June 30, 2009, a decrease of $7.0 million, or 18.0%, compared to the same period of the prior year. The decreases in the current year periods primarily reflect lower employee-related costs, including lower stock-based compensation expense, compared to the same period of the prior year. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our research and development expenses in fiscal 2009 will decrease from prior year levels, primarily as a result of the ongoing migration of our development and quality assurance centers to lower-cost geographies.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, customer evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses were $12.3 million for the three months ended June 30, 2009, a decrease of $6.9 million, or 35.8%, compared to $19.2 million in the three months ended June 30, 2008. Sales and marketing expenses decreased $13.4 million, or 35.4%, to $24.5 million in the six months ended June 30, 2009, compared to $37.9 million in the same period of the prior year. The current year decreases are primarily attributable to lower employee-related costs, including commission, travel and stock-based compensation expenses. We believe that our sales and marketing expenses will decrease from prior year levels, primarily the result of lower personnel and related costs.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related personnel costs for executive, information technology ("IT") and administrative personnel, recruiting expenses, foreign exchange gains and losses, allowance for doubtful accounts and professional fees. General and administrative expenses were $10.2 million in the three months ended June 30, 2009, a decrease of $2.8 million, or 21.9%, compared to $13.0 million in the three months ended June 30, 2008. General and administrative expenses decreased by $2.3 million, or 10.2%, to

$20.7 million for the six months ended June 30, 2009, from $23.0 million in the six months ended June 30, 2008. The decreases in the current year periods are primarily attributable to lower stock-based compensation expense and legal, audit and consulting fees. We believe that our general and administrative expenses will decrease from prior year levels, primarily due to lower expected professional fees and other consulting costs.

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

        Interest Income, net.    Interest income consists of interest earned on our cash equivalents, marketable securities and long-term investments. Interest expense primarily relates to interest on capital lease obligations in the three and six month periods ended June 30, 2009 and 2008. Interest income, net of interest expense, was $1.1 million and $3.2 million in the three months ended June 30, 2009 and 2008, respectively, and $2.7 million and $7.1 million in the six months periods. The reductions in interest income, net, in the current year periods reflect lower cash and investment balances, coupled with a lower average portfolio yield.

        Other Income (Expense), net.    We recorded $19,000 and $6,000 of other income in the three months ended June 30, 2009 and 2008, respectively, and $12,000 and $385,000 of other income in the six months then ended. The amount for the six months ended June 30, 2008 relates to a change in estimate to our loss contingency for the settlement of an employment tax audit by the Internal Revenue Service in 2008.

        Income Taxes.    The provision for income taxes reflects our estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are recorded in the period that they occur. This estimate is reevaluated each quarter based on our estimated tax expense for the full fiscal year.

        During the fourth quarter of fiscal 2008, we concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to our cumulative losses and other factors. Accordingly, we recorded an increase to our valuation allowance on substantially all of our domestic net deferred tax assets. The estimated effective rate for the year ended December 31, 2009 does not include any benefit for our projected domestic losses as we have continued to conclude that a valuation allowance is appropriate.

        For the six months ended June 30, 2009 we realized a discrete benefit related to our United Kingdom operations totaling $1.1 million, as the result of a settlement with the taxing authorities. Our effective tax rates, including discrete items, were 7.7% and 65.7% for the six months ended June 30, 2009 and 2008, respectively. The income tax expense of $7.7 million in the six months ended June 30, 2008 primarily reflects a current expense for federal, state and foreign taxes and differed from the statutory federal and state rates due to losses in certain foreign jurisdictions for which we were unable to recognize a tax benefit, and the impact of permanent nondeductible items, such as stock-based compensation expense.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

        At June 30, 2009, our cash, cash equivalents, marketable securities and investments totaled $387.4 million.

        Our operating activities provided $12.4 million of cash in the six months ended June 30, 2009. Cash provided by operating activities was the result of lower levels of accounts receivable and higher deferred revenue and accounts payable, coupled with non-cash adjustments for stock-based compensation, depreciation and amortization of property and equipment, and amortization of intangible assets. These amounts were partially offset by our net loss, lower accrued expenses and higher levels of operating assets and inventory. The lower accounts receivable levels are primarily the result of focused collection efforts in the quarter as a result of the strong seasonal billings and shipments in late fiscal 2008. The decrease in accrued expenses is primarily attributable to lower employee compensation and related costs, including reductions for the payment of bonuses to our executives and employees under our bonus programs, the completion of an employee stock purchase under our ESPP, and lower taxes payable, accrued royalties and professional fees. The increase in operating assets is primarily attributable to higher deferred costs, including cost of goods, royalties, commissions and third party installation costs, for which the related revenue has not yet been recognized.

        Our investing activities provided $79.0 million of cash in the six months ended June 30, 2009, primarily comprised of $91.8 million of net sales and maturities of marketable securities and investments, partially offset by $9.5 million placed into escrow related to the agreement to settle the 2002 Securities Litigation and $3.4 million for purchases of in property and equipment. The escrow amount was released on July 16, 2009.

        Our financing activities provided $0.1 million of cash in the six months ended June 30, 2009, including $0.5 million of proceeds from the sale of common stock in connection with our ESPP, partially offset by $0.3 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.1 million used for payments on our capital leases for office equipment.

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

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards Codification™ and the

Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ("SFAS 168"). The FASB Accounting Standards Codification (the "Codification") is intended to be the source of authoritative U.S. GAAP and reporting standards as issued by the FASB. Its primary purpose is to provide clarity and use of existing standards by grouping authoritative literature under common topics. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change or alter existing GAAP and there is no expected impact on our consolidated financial position or results of operations.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"), which defines the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Company has adopted the provisions of SFAS 165 as of June 30, 2009. Although the adoption of SFAS 165 did not materially impact our financial condition, results of operations or cash flow, we are now required to provide additional disclosures, which are incorporated in Note 1.

        In April 2009, the FASB issued FASB Staff Position ("FSP") FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments ("FSP 115-2 and 124-2"), which addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. FSP 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 and 124-1 was effective for us in the quarter ended June 30, 2009. In accordance with FSP 115-1 and 124-1, we reviewed our unrealized loss positions for the individual securities within our investment portfolio, and determined that there were no securities with declines attributable to credit loss. In addition, we do not intend to sell these securities; accordingly, we do not believe these declines are other-than-temporary. Based on our assessment of our investment portfolio, we recorded all changes in fair value as compared to amortized cost to Accumulated other comprehensive income within Stockholders' equity in our Condensed Consolidated Balance Sheet as of June 30, 2009.

        In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP 157-4"), which provides additional guidance for estimated fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 was effective for us in the quarter ended June 30, 2009, and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption. There was no material impact from the adoption of this standard.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

        Limitations on Effectiveness of Controls.    Our management has concluded that our disclosure controls and procedures and internal controls provide reasonable assurance that the objectives of our control system are met. However, our management (including our Chief Executive Officer and Chief Financial Officer) does not expect that the disclosure controls and procedures or internal controls will prevent all error and/or fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within the company have been or will be detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurances that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

        Changes in Internal Control over Financial Reporting.    In connection with the adjustment to stock-based compensation identified by the Company during the second quarter of 2009 we performed additional reviews of all historical stock-based compensation accounting. Additionally, in connection with the upgrade to the new version of the third party software we use to track options and calculate stock-based compensation expense, we ensured the accuracy of the data conversion process and independently recalculated the expense outside of the software program for a sample of awards to ensure the accuracy of the calculation. Furthermore, because we understand that the calculation of stock-based compensation is a complex calculation that relies on many different variables and expense assumptions, we have added an additional control to further strengthen our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the quarter ending June 30, 2009. This additional control procedure is to test the calculation of the stock-based compensation system reports on a quarterly basis, including a third party review on at least an annual basis, or whenever we upgrade the software system used for this information.

        The Company will monitor and test the effectiveness of controls for the remainder of the year.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        We are a party to the legal proceedings described in Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2008. Material developments to these legal proceedings during the quarter ended June 30, 2009 are detailed above in Note 15 and Note 17 to our condensed consolidated financial statements.

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

Our operating results may suffer if the general condition of the telecommunications industry experiences continued downward pressures.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We have not announced any currently effective authorization to repurchase shares of our common stock. However, upon vesting of restricted stock awards, employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. The following table summarizes repurchases of our common stock during the second quarter of fiscal 2009, which represent shares returned to satisfy tax withholding obligations:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2009 to April 30, 2009	1,389	$1.57	—	—
May 1, 2009 to May 31, 2009	474	$1.88	—	—
June 1, 2009 to June 30, 2009	81,370	$1.99	—	—

Total	83,233	$1.98	—	—

Item 4.    Submission of Matters to a Vote of Security Holders

        The 2009 annual meeting of stockholders of Sonus Networks, Inc. was held on June 19, 2009. Of the 273,513,706 shares outstanding as of April 24, 2009, the record date, 255,770,586 shares (93.5%) were present or represented by proxy at the meeting. The results of the votes on each of the proposals are as follows:

1.
The following three directors were elected to hold office until the 2011 annual meeting of stockholders.

	Number of Shares
	For	Withheld
James K. Brewington	236,629,296	19,141,290
Richard N. Nottenburg	190,456,854	65,313,732
Scott E. Schubert	237,168,454	18,586,252

        The continuing directors of the Company are John P. Cunningham, Howard E. Janzen, John A. Schofield, Paul J. Severino and H. Brian Thompson.

2.
A proposal to amend the Company's fourth amended and restated certificate of incorporation to declassify the Company's Board of Directors as of the 2011 annual meeting of stockholders was approved.

Number of Shares
For	238,777,118
Against	16,211,294
Abstained	766,293
3.
A proposal to engage in a stock option exchange tender offer was approved.

Number of Shares
For	157,068,939
Against	25,684,254
Abstained	781,833
Broker non-votes	72,235,560

4.
A proposal to amend the Sonus 2007 Stock Incentive Plan was approved.

Number of Shares
For	165,034,411
Against	17,698,224
Abstained	802,391
Broker non-votes	72,235,560
5.
The ratification of the appointment of Deloitte & Touche LLP as Sonus' independent registered public accounting firm for the fiscal year ending December 31, 2009 was approved.

Number of Shares
For	242,718,038
Against	12,473,894
Abstained	578,654

Item 6.    Exhibits

Exhibit Number	Description
3.1(a)	Amended and Restated By-Laws of Sonus Networks, Inc.
3.2(a)	Fourth Amended and Restated Articles of Incorporation of Sonus Networks, Inc., as amended through June 19, 2009.
10.1(a)	2007 Stock Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)
Incorporated by reference from the Registrant's Current Report on Form 8-K (File No. 001-34115) filed with the Securities and Exchange Commission on June 22, 2009.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 30, 2009	SONUS NETWORKS, INC.
	By:	/s/ RICHARD J. GAYNOR Richard J. Gaynor Chief Financial Officer (Principal Financial Officer)
	By:	/s/ WAYNE PASTORE Wayne Pastore Vice President, Finance, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1(a)	Amended and Restated By-Laws of Sonus Networks, Inc.
3.2(a)	Fourth Amended and Restated Articles of Incorporation of Sonus Networks, Inc., as amended through June 19, 2009.
10.1(a)	2007 Stock Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)
Incorporated by reference from the Registrant's Current Report on Form 8-K (File No. 001-34115) filed with the Securities and Exchange Commission on June 22, 2009.