Form 10-Q
period 2009-09-30
SONUS NETWORKS INC
filed 2009-11-05
CIK 1105472

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
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

        As of October 29, 2009, there were 274,324,004 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2009

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

SONUS NETWORKS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$178,905	$122,207
Marketable securities	158,771	180,786
Accounts receivable, net of allowance for doubtful accounts of $558 and $1,028 at September 30, 2009 and December 31, 2008, respectively	34,054	75,788
Inventory	22,183	22,553
Deferred income taxes	223	111
Other current assets	16,379	14,937

Total current assets	410,515	416,382
Property and equipment, net	15,451	17,852
Intangible assets, net	379	568
Goodwill	5,046	5,025
Investments	56,521	84,965
Deferred income taxes	1,756	1,611
Other assets	18,969	9,182

	$508,637	$535,585

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$6,300	$9,200
Accrued expenses	15,718	28,231
Accrued litigation settlements	—	9,600
Current portion of deferred revenue	52,888	40,962
Current portion of long-term liabilities	977	1,301

Total current liabilities	75,883	89,294
Deferred revenue	30,545	37,991
Long-term liabilities	1,214	1,865

Total liabilities	107,642	129,150

Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized; 276,617,928 and 275,133,894 shares issued; 274,321,018 and 272,836,984 shares outstanding at September 30, 2009 and December 31, 2008, respectively	277	275
Additional paid-in capital	1,283,570	1,272,952
Accumulated deficit	(889,119)	(873,878)
Accumulated other comprehensive income	6,534	7,353
Treasury stock, at cost; 2,296,910 common shares	(267)	(267)

Total stockholders' equity	400,995	406,435

	$508,637	$535,585

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue:
Product	$33,544	$36,710	$89,267	$149,745
Service	22,621	25,474	69,517	73,856

Total revenue	56,165	62,184	158,784	223,601

Cost of revenue:
Product	10,160	11,643	27,041	46,643
Service	10,755	11,524	32,986	33,919

Total cost of revenue	20,915	23,167	60,027	80,562

Gross profit	35,250	39,017	98,757	143,039

Operating expenses:
Research and development	14,141	18,240	45,995	57,101
Sales and marketing	11,527	17,520	36,018	55,412
General and administrative	11,578	21,631	32,259	44,660
Litigation settlements	—	19,100	—	19,100
Restructuring	1,533	—	3,510	—

Total operating expenses	38,779	76,491	117,782	176,273

Loss from operations	(3,529)	(37,474)	(19,025)	(33,234)
Interest expense	(23)	(204)	(94)	(257)
Interest income	787	2,897	3,513	10,097
Other income, net	12	2	24	387

Loss from continuing operations before income taxes	(2,753)	(34,779)	(15,582)	(23,007)
Income tax (provision) benefit	(644)	14,096	341	6,365

Loss from continuing operations	(3,397)	(20,683)	(15,241)	(16,642)
Loss from discontinued operations, net of tax	—	(563)	—	(4,308)

Net loss	$(3,397)	$(21,246)	$(15,241)	$(20,950)

Loss per share
Basic:
Continuing operations	$(0.01)	$(0.08)	$(0.06)	$(0.06)
Discontinued operations	—	—	—	(0.02)

	$(0.01)	$(0.08)	$(0.06)	$(0.08)

Diluted:
Continuing operations	$(0.01)	$(0.08)	$(0.06)	$(0.06)
Discontinued operations	—	—	—	(0.02)

	$(0.01)	$(0.08)	$(0.06)	$(0.08)

Shares used to compute loss per share
Basic	273,907	271,619	273,518	271,121
Diluted	273,907	271,619	273,518	271,121

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(15,241)	$(20,950)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation and amortization of property and equipment	7,497	9,273
Amortization of intangible assets	184	852
Stock-based compensation	9,889	19,544
Impairment of intangible assets and goodwill	—	3,630
Loss on disposal of property and equipment	173	157
Deferred income taxes	(137)	(6,896)
Changes in operating assets and liabilities:
Accounts receivable	41,600	42,631
Inventory	(4,217)	(7,828)
Insurance receivable—litigation settlement	—	15,328
Other operating assets	(7,516)	3,189
Accounts payable	(3,212)	(4,107)
Accrued expenses	(12,999)	(16,016)
Accrued litigation settlements	(9,600)	(30,400)
Deferred revenue	4,240	(11,350)

Net cash provided by (used in) operating activities	10,661	(2,943)

Cash flows from investing activities:
Purchases of property and equipment	(4,813)	(6,968)
Business acquisition, net of cash acquired	—	(4,909)
Purchases of marketable securities	(179,416)	(280,717)
Sale/maturities of marketable securities	228,979	262,040
Decrease in litigation settlement escrow	—	25,000

Net cash provided by (used in) investing activities	44,750	(5,554)

Cash flows from financing activities:
Sale of common stock in connection with employee stock purchase plan	1,119	3,756
Proceeds from exercise of stock options	32	425
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(531)	(1,236)
Principal payments of capital lease obligations	(189)	(166)

Net cash provided by financing activities	431	2,779

Effect of exchange rate changes on cash and cash equivalents	856	(83)

Net increase (decrease) in cash and cash equivalents	56,698	(5,801)
Cash and cash equivalents, beginning of period	122,207	118,933

Cash and cash equivalents, end of period	$178,905	$113,132

Supplemental disclosure of cash flow information:
Interest paid	$94	$257
Income taxes paid	$753	$1,520
Income tax refunds received	$545	$—
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$301	$976
Property and equipment acquired under capital lease	$151	$1,083

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. The operating results for the interim periods presented are not necessarily indicative of the results expected for the full fiscal year. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through November 5, 2009, the date of issuance of these financial statements.

        In the third quarter of 2008, the Company committed to a plan to sell its Zynetix Limited ("Zynetix") subsidiary, which the Company had acquired on April 13, 2007. The Company completed the sale of Zynetix on November 26, 2008. The results of operations of Zynetix have been classified within discontinued operations for the three and nine months ended September 30, 2008.

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

Immaterial Restatement

        During the second quarter of 2009, the Company identified an error in the calculation of stock-based compensation expense for prior periods. The Company's third party equity accounting software calculated stock-based compensation expense after consideration of the impact of estimated forfeitures.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(1) BASIS OF PRESENTATION (Continued)

However, the amount of stock-based compensation expense recognized at any date did not equal at least the grant date fair value of the vested portion of each award as of that date. Because the Company's stock option awards generally vest on a monthly basis after the first anniversary date of the award, the Company under-recognized stock-based compensation expense in certain periods. This error changes the timing of stock-based compensation expense recognition, but does not change the total stock-based compensation expense. As stock-based compensation expense is a non cash item, this error did not impact net cash provided by (used in) operations in any period. This error resulted in the understatement of stock-based compensation expense, with corresponding understatement of additional paid-in capital, in the amounts of $2.5 million and $0.7 million for the years ended December 31, 2008 and 2007, respectively. The stock-based compensation related to deductible awards would also impact the tax provision prior to recognition of a valuation allowance on deferred tax assets in the fourth quarter of 2008.

        The Company believes the correction of this error is not material to its previously issued historical consolidated financial statements; therefore, the Company plans to restate its 2007 and 2008 consolidated financial statements when issuing its 2009 consolidated financial statements in Form 10-K. The Company has restated the accompanying Condensed Consolidated Balance Sheet as of December 31, 2008, the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2008 and the Condensed Consolidated Statement of Cash Flows for the nine month period ended September 30, 2008, all appearing herein, from amounts previously reported.

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

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(1) BASIS OF PRESENTATION (Continued)

        The effects of this restatement on the unaudited Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2008 are as follows (in thousands, except per share data):

	Three months ended September 30, 2008			Nine months ended September 30, 2008
	As previously reported*	Adjustment	As restated	As previously reported*	Adjustment	As restated
Revenue:
Product	$36,710	$—	$36,710	$149,745	$—	$149,745
Service	25,474	—	25,474	73,856	—	73,856

Total revenue	62,184	—	62,184	223,601	—	223,601

Cost of revenue:
Product	11,600	43	11,643	46,563	80	46,643
Service	11,396	128	11,524	33,681	238	33,919

Total cost of revenue	22,996	171	23,167	80,244	318	80,562

Gross profit	39,188	(171)	39,017	143,357	(318)	143,039

Operating expenses:
Research and development	17,885	355	18,240	56,443	658	57,101
Sales and marketing	17,169	351	17,520	54,762	650	55,412
General and administrative	21,507	124	21,631	44,430	230	44,660
Litigation settlements	19,100	—	19,100	19,100	—	19,100

Total operating expenses	75,661	830	76,491	174,735	1,538	176,273

Loss from operations	(36,473)	(1,001)	(37,474)	(31,378)	(1,856)	(33,234)
Interest expense	(204)	—	(204)	(257)	—	(257)
Interest income	2,897	—	2,897	10,097	—	10,097
Other income, net	2	—	2	387	—	387

Loss from continuing operations before income taxes	(33,778)	(1,001)	(34,779)	(21,151)	(1,856)	(23,007)
Income tax (provision) benefit	14,759	(663)	14,096	6,569	(204)	6,365

Loss from continuing operations	(19,019)	(1,664)	(20,683)	(14,582)	(2,060)	(16,642)
Loss from discontinued operations, net of tax	(563)	—	(563)	(4,308)	—	(4,308)

Net loss	$(19,582)	$(1,664)	$(21,246)	$(18,890)	$(2,060)	$(20,950)

Loss per share:
Basic:
Continuing operations	$(0.07)	$(0.01)	$(0.08)	$(0.05)	$(0.01)	$(0.06)
Discontinued operations	—	—	—	(0.02)	—	(0.02)

	$(0.07)	$(0.01)	$(0.08)	$(0.07)	$(0.01)	$(0.08)

Diluted:
Continuing operations	$(0.07)	$(0.01)	$(0.08)	$(0.05)	$(0.01)	$(0.06)
Discontinued operations	—	—	—	(0.02)	—	(0.02)

	$(0.07)	$(0.01)	$(0.08)	$(0.07)	$(0.01)	$(0.08)

*
As adjusted to reflect the classification of the results of operations of Zynetix within discontinued operations.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(1) BASIS OF PRESENTATION (Continued)

        This error resulted in changes to net loss, stock-based compensation and deferred income taxes within cash flows from operating activities; however, this error did not result in any changes to net cash flows from operating, investing or financing activities.

Use of Estimates and Judgments

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these financial statements include revenue recognition for multiple element arrangements, allowances for doubtful accounts, estimated fair value of investments, inventory reserves, expected future cash flows used to evaluate the recoverability of long-lived assets, restructuring and other related charges, contingencies associated with revenue contracts, assumptions used to determine the fair value of stock-based compensation, assumptions used to determine the fair value of intangible assets, contingent liabilities and recoverability of Sonus' net deferred tax assets and related valuation allowance estimate. Sonus regularly assesses these estimates and records changes in estimates in the period in which they become known. Sonus bases its estimates on historical experience and other assumptions that it believes to be reasonable under the circumstances. Actual results could differ materially from those estimates.

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

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued its final Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ("SFAS 168"). SFAS 168 made the FASB Accounting Standards Codification (the "Codification") the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into approximately 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(1) BASIS OF PRESENTATION (Continued)

Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates ("ASU"). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification.

        In October 2009, an update was made to Revenue Recognition—Multiple Deliverable Revenue Arrangements. This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to "fair value" with "selling price" to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation and expands the ongoing disclosure requirements. This update is effective for the Company beginning January 1, 2011, although early adoption is permitted, and adoption can be applied prospectively or retrospectively. Management is currently evaluating the effect that implementation of this update will have, if any, on the Company's consolidated financial position and results of operations upon adoption.

        In October 2009, an update was made to Certain Arrangements that Include Software Elements. This update removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. This update is effective for the Company beginning January 1, 2011, although early adoption is permitted, and adoption can be applied prospectively or retrospectively. Management is currently evaluating the effect that implementation of this update will have, if any, on the Company's consolidated financial position and results of operations upon adoption.

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

        Sonus defers recognition of incremental direct costs, such as cost of goods, royalties, commissions and third-party installation costs, until recognition of the related revenue. Such costs are classified as current assets if the deferred revenue is initially classified as current and noncurrent assets if the deferred revenue is initially classified as noncurrent.

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

        Beginning in the fourth quarter of fiscal 2008, the Company did not have sufficient evidence of VSOE on maintenance services for one of its largest customers. Therefore, all revenue related to multiple element arrangements for this customer is recognized ratably over the arrangement's remaining maintenance period through the end of 2010. Revenue recognition on multiple element arrangements with this customer will begin when the only undelivered element of the arrangement (that does not have VSOE) is maintenance. At September 30, 2009 and December 31, 2008, Other assets included $3.7 million and $0.4 million, respectively, of deferred costs related to arrangements with this customer in which both the revenue and costs are being recognized ratably.

        The Company excludes any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction (i.e., sales, use, value added) from its revenue and costs.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

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

        The calculation of shares used in computing basic and diluted net earnings (loss) per share is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Weighted average shares outstanding—basic	273,907	271,619	273,518	271,121
Potential dilutive common shares	—	—	—	—

Weighted average shares outstanding—diluted	273,907	271,619	273,518	271,121

        Options to purchase common stock and unvested shares of restricted stock aggregating approximately 32.4 million shares have not been included in the computation of diluted loss per share for the three and nine months ended September 30, 2009 because their effect would have been antidilutive. Options to purchase common stock and unvested shares of restricted stock aggregating approximately 41.8 million shares have not been included in the computation of diluted loss per share for the three and nine months ended September 30, 2008 because their effect would have been antidilutive.

(4) COMPREHENSIVE LOSS

        The Company's comprehensive loss for the three and nine months ended September 30, 2009 and 2008 is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net loss	$(3,397)	$(21,246)	$(15,241)	$(20,950)
Other comprehensive income (loss):
Foreign currency translation adjustments	88	455	77	696
Unrealized loss on transfer of held-to-maturity marketable debt securities to available-for-sale, net of tax	—	—	—	(33)
Unrealized loss on marketable debt and equity securities classified as available-for-sale, net of tax	(290)	(740)	(896)	(441)

Comprehensive loss	$(3,599)	$(21,531)	$(16,060)	$(20,728)

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS

        Cash equivalents and marketable securities are invested in debt and equity instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality credit instruments.

        At September 30, 2009 and December 31, 2008, the amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt and equity securities and investments were comprised of the following (in thousands):

	September 30, 2009
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$144,187	$—	$(5)	$144,182

Marketable securities
Municipal obligations	$1,455	$—	$—	$1,455
U.S. government agency notes	56,021	245	—	56,266
Corporate debt securities	60,848	407	(56)	61,199
Commercial paper	21,555	12	(21)	21,546
Certificates of deposit	18,301	20	(16)	18,305

	$158,180	$684	$(93)	$158,771

Investments
U.S. government agency notes	$39,129	$94	$(34)	$39,189
Corporate debt securities	17,371	31	(70)	17,332

	$56,500	$125	$(104)	$56,521

	December 31, 2008
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$104,953	$2	$—	$104,955

Marketable securities
Equity securities	$45	$—	$—	$45
Municipal obligations	1,455	—	(9)	1,446
U.S. government agency notes	85,202	649	—	85,851
Corporate debt securities	24,293	163	(40)	24,416
Commercial paper	68,834	194	—	69,028

	$179,829	$1,006	$(49)	$180,786

Investments
U.S. government agency notes	$54,775	$585	$—	$55,360
Corporate debt securities	29,647	125	(167)	29,605

	$84,422	$710	$(167)	$84,965

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

        The following table shows the fair value of the Company's financial assets that are measured at fair value at September 30, 2009 and December 31, 2008, comprised of the Company's available-for-sale debt and equity securities, and are reported under the captions Cash and cash equivalents, Marketable securities and Investments in the condensed consolidated balance sheets (in thousands):

		Fair value measurements at September 30, 2009 using:
	Total carrying value at September 30, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$144,182	$135,183	$8,999	$—

Marketable securities
Municipal obligations	$1,455	$—	$1,455	$—
U.S. government agency notes	56,266	—	56,266	—
Corporate debt securities	61,199	61,199	—	—
Commercial paper	21,546	—	21,546	—
Certificates of deposit	18,305	—	18,305	—

	$158,771	$61,199	$97,572	$—

Investments
U.S. government agency notes	$39,189	$—	$39,189	$—
Corporate debt securities	17,332	17,332	—	—

	$56,521	$17,332	$39,189	$—

		Fair value measurements at December 31, 2008 using:
	Total carrying value at December 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$104,955	$90,965	$13,990	$—

Marketable securities
Equity securities	$45	$45	$—	$—
Municipal obligations	1,446	—	1,446	—
U.S. government agency notes	85,851	—	85,851	—
Corporate debt securities	24,416	24,416	—	—
Commercial paper	69,028	—	69,028	—

	$180,786	$24,461	$156,325	$—

Investments
U.S. government agency notes	$55,360	$—	$55,360	$—
Corporate debt securities	29,605	29,605	—	—

	$84,965	$29,605	$55,360	$—

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(6) INVENTORY

        Inventory consists of the following (in thousands):

	September 30, 2009	December 31, 2008
On-hand final assemblies and finished goods inventory	$16,340	$13,100
Deferred product costs	19,128	18,617
Evaluation inventory	5,201	5,683

Inventory, gross	40,669	37,400
Evaluation reserve	(5,201)	(5,683)
Excess and obsolescence reserve	(2,436)	(2,877)

Inventory, net	33,032	28,840
Less current portion	(22,183)	(22,553)

Long-term portion (included in Other assets)	$10,849	$6,287

(7) INTANGIBLE ASSETS AND GOODWILL

        The Company's intangible assets, which resulted from business acquisitions, consisted of the following at September 30, 2009 and December 31, 2008 (in thousands):

September 30, 2009	Useful life	Cost	Accumulated amortization	Net carrying value
Intellectual property	5 years	$999	$620	$379
Order backlog	1 year	277	277	—

		$1,276	$897	$379

December 31, 2008	Useful life	Cost	Accumulated amortization	Net carrying value
Intellectual property	5 years	$999	$504	$495
Order backlog	1 year	247	174	73

		$1,246	$678	$568

        The Company amortizes its intangible assets over the estimated useful lives of the respective assets, which have a weighted average useful life of 4.2 years. Amortization expense related to intangible assets was approximately $40,000 and $0.2 million, respectively, in the three and nine months ended September 30, 2009. Amortization expense related to intangible assets was $0.3 million and $0.9 million, respectively, in the three and nine months ended September 30, 2008.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(7) INTANGIBLE ASSETS AND GOODWILL (Continued)

        Estimated future amortization expense for intangible assets recorded by the Company at September 30, 2009 is as follows (in thousands):

Remainder of 2009	$38
2010	152
2011	152
2012	37

$379

        Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The change in the carrying amount of goodwill during the nine months ended September 30, 2009 is as follows (in thousands):

Balance at January 1, 2009	$5,025
Foreign currency translation adjustment	21

Balance at September 30, 2009	$5,046

(8) ACCRUED EXPENSES

        Accrued expenses consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Employee compensation and related costs	$8,991	$13,190
Employee stock purchase plan	157	1,229
Professional fees	1,941	2,422
Royalties	684	1,809
Income taxes payable	2,089	1,563
Sales taxes payable	404	2,715
Other taxes	109	902
Restructuring	254	567
Other	1,089	3,834

	$15,718	$28,231

(9) RESTRUCTURING ACCRUAL

        In the nine months ended September 30, 2009, the Company recorded restructuring expenses aggregating $3.5 million related to three headcount reduction restructuring initiatives implemented as part of the Company's efforts to right-size the business to align with market needs and opportunities while managing costs to position Sonus for profitable growth. These headcount reduction restructuring initiatives occurred on August 12, 2009, March 9, 2009 and January 9, 2009. Of the $3.5 million recorded, $1.5 million was recorded in the three months ended September 30, 2009 and $2.0 million

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(9) RESTRUCTURING ACCRUAL (Continued)

was recorded in the three months ended March 31, 2009. The Company believes that actions related to these restructuring initiatives are complete as of September 30, 2009.

        The amount recorded in the three months ended September 30, 2009 represents severance and related expenses for the Company's August 12, 2009 initiative, which reduced the Company's workforce by approximately 93 people, or 10% of its then-current employees worldwide.

        In the three months ended March 31, 2009, the Company recorded restructuring expenses aggregating $2.0 million related to two headcount reduction restructuring initiatives. The Company recorded $0.9 million of severance and related expenses for its January 9, 2009 restructuring initiative, which reduced the Company's workforce by approximately 40 people, or 4% of the then-current employees worldwide, and $1.1 million of severance and related expenses for its March 9, 2009 restructuring initiative, which further reduced the Company's workforce by approximately 60 people, or 6% of the then-current employees worldwide.

        The Company expects the payments related to these initiatives to be completed in the first quarter of fiscal 2010.

        The activity related to these initiatives during the nine months ended September 30, 2009 is as follows (in thousands):

	Balance January 1, 2009	New initiatives charged to expense	Charges (reversals) for changes in estimate	Cash payments	Foreign exchange	Balance September 30, 2009
Severance and related costs	$567	$3,547	$(37)	$(3,831)	$8	$254

(10) STOCK-BASED COMPENSATION

        The Company issues options to purchase its common stock and restricted shares of common stock pursuant to the 2007 Stock Incentive Plan (the "2007 Stock Plan"). Under the 2007 Stock Plan, the Company may provide equity awards, including stock options and restricted stock, stock appreciation rights and restricted stock units to employees, officers, directors (including those directors who are not employees or officers of the Company), consultants and advisors of the Company and its subsidiaries.

        The condensed consolidated statements of operations include stock-based compensation for the three and nine months ended September 30, 2009 and 2008 as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Product cost of revenue	$67	$195	$298	$583
Service cost of revenue	483	554	1,335	2,266
Research and development	774	1,373	2,643	6,708
Sales and marketing	885	987	3,419	4,168
General and administrative	930	2,347	2,194	5,679

	$3,139	$5,456	$9,889	$19,404

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(10) STOCK-BASED COMPENSATION (Continued)

        The Company included $0.1 million and $0.2 million of stock-based compensation in inventory at September 30, 2009 and December 31, 2008, respectively.

        At September 30, 2009, there was $22.4 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock option and restricted stock awards, which is expected to be recognized over a weighted average period of approximately 2.5 years.

Valuation Assumptions

        The grant-date fair values of options to purchase common stock granted in the three and nine months ended September 30, 2009 and 2008, excluding the options granted to the Company's President and Chief Executive Officer ("Dr. Nottenburg"), were estimated using the Black-Scholes valuation model with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	2.47%	3.11%	1.76% - 2.47%	2.75% - 3.12%
Expected dividend yield	—	—	—	—
Weighted average volatility	64.77%	66.78%	64.34%	70.58%
Expected life (years)	4.5	4.5	4.5	4.5

        The grant date fair values of the options to purchase the Company's common stock granted to Dr. Nottenburg were estimated using the Black-Scholes valuation model with the following assumptions:

	June 16, 2008 Award	January 15, 2009 Award
Risk-free interest rate	3.84%	2.0%
Expected dividend yield	—	—
Expected volatility	77.25%	70.24%
Expected life (years)	6.0	6.0

        Based on the above assumptions, the weighted average fair values of stock options granted during the three and nine months ended September 30, 2009 were $1.13 and $0.96 per share, respectively. The weighted average fair values of stock options granted during the three and nine months ended September 30, 2008 were $1.74 and $2.31 per share, respectively.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(10) STOCK-BASED COMPENSATION (Continued)

Stock Option, Restricted Stock and Performance Stock Award Activity

        The activity related to the Company's outstanding stock options during the nine months ended September 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	36,875,380	$5.19
Granted	1,721,500	$1.73
Exercised	(63,804)	$0.52
Forfeited	(1,649,444)	$5.06
Expired	(7,130,551)	$5.10

Outstanding at September 30, 2009	29,753,081	$5.03	4.98	$1,094

Vested or expected to vest at September 30, 2009	29,369,683	$5.04	4.93	$1,045
Exercisable at September 30, 2009	23,324,567	$5.22	4.03	$287

        The total intrinsic values of stock options exercised during the three and nine months ended September 30, 2009 were approximately $70,000 and $88,000, respectively. The total intrinsic values of stock options exercised during the three and nine months ended September 30, 2008 were approximately $16,000 and $155,000, respectively.

        The activity related to the Company's unvested restricted stock awards for the nine months ended September 30, 2009 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested balance at January 1, 2009	3,539,161	$4.40
Granted*	310,000	$1.86
Vested	(890,048)	$4.70
Forfeited	(294,834)	$5.52

Unvested balance at September 30, 2009	2,664,279	$3.69

*
Excludes 500,000 shares issued to Dr. Nottenburg on January 15, 2009, which were included in 2008 activity, as this grant met the criteria for an award on June 16, 2008.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(10) STOCK-BASED COMPENSATION (Continued)

        The activity related to the Company's performance stock awards for the nine months ended September 30, 2009 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested balance at January 1, 2009	500,000	$4.35
Granted	—	$—
Vested	—	$—
Forfeited	—	$—

Unvested balance at September 30, 2009	500,000	$4.35

        The Company did not record stock-based compensation expense in either the three or nine months ended September 30, 2009 related to performance-based stock awards, as the Company does not currently believe it is probable that the performance conditions will be achieved.

Stock Option Exchange Offer

        At the Company's 2009 Annual Meeting of Stockholders, held on June 19, 2009, the Company's stockholders approved an amendment to the 2007 Stock Plan and a one-time voluntary stock option exchange program (the "Exchange Offer"). On September 8, 2009, the Company commenced the Exchange Offer, which allowed employees to surrender eligible outstanding stock options with exercise prices equal to or greater than the highest intra-day trading price of the Company's common stock as reported on The Nasdaq Global Select Market during the previous 52 weeks in exchange for a lesser amount of restricted stock. The number of shares of restricted stock granted to each participant in the Exchange Offer was determined according to exchange ratios based on a combination of exercise prices and remaining contractual terms of the surrendered stock options. Shares of restricted stock issued under the Exchange Offer were completely unvested at the time they were granted and will become vested on the basis of the participant's continued employment with the Company or any of its subsidiaries over a period of three years following the exchange date, with 33 1/3% of the shares vesting annually.

        The Exchange Offer expired on October 5, 2009. Pursuant to the Exchange Offer, a total of 185 eligible participants tendered and the Company accepted for cancellation options to purchase an aggregate of 5,476,701 shares of the Company's common stock with exercise prices greater than or equal to $3.54. The eligible stock options that were accepted for cancellation represented approximately 36% of the options eligible for participation in the Exchange Offer. In accordance with the terms and conditions of the Exchange Offer, on October 6, 2009, the Company issued 1,015,360 shares of restricted stock in exchange for the tendered stock options. The exchange ratios were designed to provide for the grant of replacement restricted stock that will have a fair value, in the aggregate, that is no greater than the fair value of the stock options surrendered. The Company expects the amount of additional stock-based compensation expense, reflecting the excess of fair value of shares of restricted stock issued over the fair value of stock options tendered to be immaterial to its consolidated results of operations.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(11) MAJOR CUSTOMERS

        The following customers each contributed at least 10% of the Company's revenue in at least one of the three and nine month periods ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
Customer	2009	2008	2009	2008
Softbank Telecom	17%	*	*	*
Global Crossing	12%	*	10%	*
AT&T	*	36%	*	37%

*
Represents less than 10% of revenue.

        At September 30, 2009, one customer accounted for at least 10% of the Company's accounts receivable balance, representing 13% of total accounts receivable. At December 31, 2008, one customer accounted for at least 10% of the Company's accounts receivable balance, representing 11% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. Sonus maintains an allowance for doubtful accounts and such losses have historically been within management's expectations.

(12) INCOME TAXES

        The provision for income taxes reflects the Company's estimate of the effective rate expected to be applicable for the full fiscal year, adjusted for any discrete events, which are recorded in the period that they occur. This estimate is re-evaluated each quarter based on the Company's estimated tax expense for the full fiscal year.

        During the fourth quarter of fiscal 2008, the Company concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to its cumulative losses and other factors. Accordingly, the Company recorded an increase to its valuation allowance on substantially all of its domestic net deferred tax assets. The estimated effective rate for the year ended December 31, 2009 does not include any benefit for the Company's projected domestic losses, as the Company has continued to conclude that a valuation allowance is appropriate.

        The Company's benefit for the nine months ended September 30, 2009 includes a discrete benefit of $1.1 million realized during the second quarter related to the Company's United Kingdom operations, as the result of a settlement with the tax authorities, offset by a tax provision applicable to certain taxable jurisdictions. The Company's effective tax rates, including discrete items, were 2.2% and 27.7% for the nine months ended September 30, 2009 and 2008, respectively. The income tax benefit of $6.4 million in the nine months ended September 30, 2008 primarily reflects a benefit for federal, state and foreign taxes and differed from the statutory federal and state rates due to losses in certain foreign jurisdictions for which the Company was unable to recognize a tax benefit, and the impact of permanent nondeductible items, such as stock-based compensation expense.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(13) GEOGRAPHIC INFORMATION

        The Company's classification of revenue by geographic area is determined by the location where the product is shipped to or where the services are performed. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
United States	66%	81%	72%	82%
Europe, Middle East and Africa	9	12	13	9
Japan	23	5	12	8
Other Asia Pacific	1	1	1	*
Other	1	1	2	1

	100%	100%	100%	100%

*
Represents less than 1% of revenue.

(14) LITIGATION SETTLEMENTS

2002 Securities Litigation

        On January 6, 2006, a purchaser of the Company's common stock filed a complaint in the United States District Court for the District of Massachusetts that is essentially identical to an amended Consolidated Complaint alleging that Sonus made false and misleading statements about its products and business previously filed against the defendants and dismissed on October 5, 2005. The Court appointed the Public Employees' Retirement System of Mississippi as lead plaintiff. The lead plaintiff filed an Amended Consolidated Class Action Complaint on March 5, 2007 (the "2002 Securities Litigation"). On April 19, 2007, the defendants filed a motion to dismiss the 2002 Securities Litigation. On September 23, 2008 Sonus agreed to settle the litigation and, on October 3, 2008, entered into a Memorandum of Understanding with the plaintiff setting forth the terms of the settlement. Pursuant to the settlement, subject to confirmatory discovery and final court approval, the Company agreed to pay $9.5 million to the shareholder class in the case, as well as $0.1 million toward the cost of the class notice process. In addition, the Company had accrued $0.4 million in incremental legal fees in connection with the confirmatory discovery and settlement approval process. On February 4, 2009, the Court issued an order in which it certified a settlement class, preliminarily approved the settlement, and ordered that notice be sent to the settlement class. The hearing on final court approval of the settlement was held on June 16, 2009, and the Court entered its Orders finally approving the settlement and the request of plaintiff's counsel for attorneys' fees on June 23, 2009. There were no class member objections to the settlement. On February 17, 2009, the Company placed $9.5 million into escrow related to this settlement. The Company does not have any directors and officers insurance available for this claim. At December 31, 2008, the Company had accruals aggregating $10.0 million related to this settlement, of which $9.6 million is reported as Accrued litigation settlements and $0.4 million is included as a component of Accrued expenses in the Condensed Consolidated Balance Sheet. On July 16, 2009, the escrow amount was released to the plaintiff.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(15) RELATED PARTIES

        The Company's President and Chief Executive Officer serves on the Board of Directors of Comverse Technology ("Comverse"), a worldwide provider of software and systems. Comverse has several majority-owned subsidiaries, including Ulticom, Inc. and Verint Systems. All three companies are vendors of the Company. The Company had well-established and ongoing business relationships with these vendors prior to the appointment of Dr. Nottenburg as the Company's President and Chief Executive Officer effective June 13, 2008 (the "Commencement Date").

        Management believes the contract terms and arrangements with these vendors are customary and in accordance with the Company's normal business practices. Costs incurred for purchases from these companies, in the aggregate, were $0.7 million and $4.5 million for the three and nine months ended September 30, 2009, respectively. Costs incurred for purchases from these companies, in the aggregate, were $2.0 million for the three months ended September 30, 2008, and $4.6 million for the period from Dr. Nottenburg's Commencement Date through September 30, 2008. At September 30, 2009 and December 31, 2008, the Company had aggregate outstanding accounts payable balances of $0.4 million and $0.5 million, respectively, to these companies.

(16) COMMITMENTS AND CONTINGENCIES

CONTINGENCIES

2001 IPO Litigation

        In November 2001, a purchaser of the Company's common stock filed a complaint in the United States District Court for the Southern District of New York against the Company, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with the Company's initial public offering ("IPO") and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased the Company's common stock between the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that the Company's registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between the underwriters and certain purchasers to make additional purchases in the after market. The claims against the Company are asserted under Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Section 11 of the Securities Act of 1933 (the "Securities Act") and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly traded companies and their IPO underwriters which, along with the actions against the Company, have been transferred to a single federal judge for purposes of coordinated case management. On July 15, 2002, the Company, together with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against many of the individual defendants, including the Company's officers named in the complaint. On February 19, 2003, the court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants including the Company, but denied the remainder of the motion as to the defendants. In June 2003, a special committee of the Company's Board of Directors authorized Sonus to enter into a proposed settlement with the plaintiffs

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(16) COMMITMENTS AND CONTINGENCIES (Continued)

on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. In October 2004, the court certified the class in a case against certain defendants. On February 15, 2005, the court preliminarily approved the terms of the proposed settlement contingent on modifications to the proposed settlement. On August 31, 2005, the court approved the terms of the proposed settlement, as modified. On April 24, 2006, the court held a hearing on a motion to approve the final settlement and took the matter under advisement. On December 5, 2006, the Court of Appeals for the Second Circuit reversed the court's October 2004 order certifying a class. On June 25, 2007, the court entered an order terminating the settlement. On November 13, 2007, the issuer defendants in certain designated "focus cases" filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the "focus cases." On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. On August 25, 2009, the plaintiffs filed a motion for final approval of the proposed settlement, approval of the plan of distribution of the settlement fund and certification of the settlement classes. A settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the court issued an opinion granting plaintiffs' motion for final approval of the settlement, approval of the plan of distribution of the settlement fund and certification of the settlement classes. On October 20, 2009, a petition for permission to appeal the court's October 5, 2009 certification of the settlement classes was filed in the United States Court of Appeals for the Second Circuit. Due to the inherent uncertainties of litigation, the Company is unable to determine the ultimate outcome or potential range of loss, if any.

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

        On March 12, 2009, the court entered its judgment and granted the moving issuers' motion to dismiss, finding plaintiff's demand letters were insufficient to put the issuers on notice of the claims asserted against them. The judge also granted the underwriters' motion to dismiss as to the claims

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(16) COMMITMENTS AND CONTINGENCIES (Continued)

arising from the non-moving issuers' IPOs, finding plaintiff's claims were time-barred under the applicable statute of limitations.

        On March 31, 2009, the plaintiff-appellant appealed the judgment to the Court of Appeals for the Ninth Circuit, and thereafter filed an amended notice of appeal on April 10, 2009 at the court's request. The underwriter defendants filed a cross-appeal in each of the cases wherein the issuers moved for dismissal (including the appeal relating to the Sonus IPO). The plaintiff's opening brief on appeal was filed on August 26, 2009, and the issuers' (including the Company) and the underwriters' responses were filed on October 2, 2009. The plaintiff filed a reply brief on November 2, 2009, and underwriters may file a reply brief on their cross-appeal by November 17, 2009. The Company does not currently believe that this claim will have a material impact on its financial position or results of operations.

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

Other

        In addition, we are often a party to disputes and legal proceedings that we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

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

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations has been adjusted to give effect to the immaterial restatement described in Note 1 to the unaudited interim financial statements presented in Item 1 herein.

        We incurred net losses in fiscal 2008 and 2007. Operating expenses, including litigation settlements, stock-based compensation and professional services such as legal fees were the main factors in these reported net losses. We recorded $19.1 million and $24.7 million in fiscal 2008 and 2007, respectively, of operating expense for the settlements of litigation, net of insurance recovery. Additionally, in fiscal 2008 we recorded $88.4 million of income tax expense for a valuation allowance against certain deferred tax assets. We continue to enhance our expense management processes related to our operating expenses. We anticipate, however, that we may incur net losses in future quarters and years. In addition, the current macroeconomic environment may impact our profitability, as we believe the global economic crisis may cause customers to delay or forego capacity and technology purchases.

        We reported losses from operations of $3.5 million and $37.5 million for the three months ended September 30, 2009 and 2008, respectively, and losses from operations of $19.0 million and $33.2 million for the nine month periods then ended.

        We reported a net loss of $3.4 million for the three months ended September 30, 2009, compared to a net loss of $21.2 million for the three months ended September 30, 2008. Our net loss for the nine months ended September 30, 2009 was $15.2 million, compared to a net loss of $20.9 million for the nine months ended September 30, 2008. Our results for the three and nine months ended September 30, 2008 include $0.6 million and $4.3 million, respectively, of loss from discontinued operations, net of tax. Our lower revenue in the current year was a significant factor in our reported net loss in the three and nine months ended September 30, 2009. This lower revenue resulted in lower gross profit of $35.2 million in the three months ended September 30, 2009, compared to $39.0 million in the same prior year quarter, and $98.8 million in the nine months ended September 30, 2009, compared to $143.0 million in the same prior year period. Operating expenses, including $1.5 million of restructuring expense, were $38.8 million in the three months ended September 30, 2009, compared to $76.5 million, including $19.1 million of expense for litigation settlements, in the three months ended September 30, 2008. Operating expenses were $117.8 million, including $3.5 million of restructuring expense, in the nine months ended September 30, 2009, compared to $176.3 million, including $19.1 million of expense for litigation settlements, in the nine months ended September 30, 2008. The reductions in the three and nine months ended September 30, 2009 are also attributable to lower personnel-related costs as a result of lower stock-based compensation and our recent headcount reduction restructuring initiatives. During 2009 we have implemented three headcount reduction restructuring initiatives, including one in the third quarter, and in December 2008 we had implemented one headcount reduction restructuring initiative as well. As a result of these headcount reduction restructuring initiatives, we reduced our headcount by approximately 240 employees, or approximately 25% of our total worldwide workforce. However, while we have eliminated jobs in some areas of the business, we continue to hire for select positions in some geographies to support our business plans. As of September 30, 2009, we have completed the actions related to these restructuring initiatives.

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

Discontinued Operations

        In the third quarter of 2008, we committed to a plan to sell our Zynetix Limited ("Zynetix") subsidiary. We completed the sale of Zynetix on November 26, 2008. The results of operations of Zynetix have been reclassified as discontinued operations in our condensed consolidated statements of operations for the three and nine months ended September 30, 2008.

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

  •
  Stock-based compensation;

  •
  Acquisitions;

  •
  Goodwill and intangible assets; and

  •
  Accounting for income taxes.

        For a complete discussion of our critical accounting policies and estimates, refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on February 26, 2009. There were no significant changes to our critical accounting policies during either the three or nine months ended September 30, 2009.

Results of Operations

Three and Nine Months Ended September 30, 2009 and 2008

        Revenue.    Revenue for the three and nine months ended September 30, 2009 and 2008 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Product	$33,544	$36,710	$89,267	$149,745
Service	22,621	25,474	69,517	73,856

Total revenue	$56,165	$62,184	$158,784	$223,601

        Product revenue is comprised of sales of our voice infrastructure products, including our GSX9000™ and GSX4000™ Open Services Switches, NBS™ Network Border Switch, PSX™ Call Routing Server, SGX™ Signaling Gateway, ASX™ Call Feature Server, IMX® Application Platform, Sonus Insight™ Management System and related product offerings. Product revenue for the three and nine months ended September 30, 2009 decreased 8.6% and 40.4%, respectively, compared to the same periods of the prior year. The decreases in the current year periods are primarily attributable to lower product sales and shipments, principally resulting from the current macroeconomic environment, coupled with the change in the fourth quarter of fiscal 2008 to ratable recognition of revenue from AT&T on a two-year maintenance contract, which also impacts the timing of the recognition of certain product revenue attributable to this customer.

        Service revenue is primarily comprised of hardware and software maintenance and support, network design, installation and other professional services. Service revenue decreased 11.2% and 5.9% in the three and nine months ended September 30, 2009, respectively, compared to the same periods of the prior year. The decreases in the current periods are primarily attributable to pressure on maintenance pricing, coupled with the change in the fourth quarter of fiscal 2008 to ratable recognition of revenue from AT&T on a two-year maintenance contract.

        Global Crossing contributed approximately 12% and 10% of our revenue in the three and nine months ended September 30, 2009, respectively, and Softbank Telecom contributed approximately 17% of our revenue in the three months ended September 30, 2009. AT&T contributed approximately 36% and 37% of our revenue in the three and nine months ended September 30, 2008, respectively. There were no other customers that contributed more than 10% of our revenue in either the three or nine months ended September 30, 2009 or 2008.

        International revenue was approximately 34% and 28% of revenue, respectively, in the three and nine months ended September 30, 2009, and 19% and 18% of revenue, respectively, in the comparable periods of the prior year. We expect that international revenue will fluctuate as a percentage of revenue from quarter to quarter.

        Our deferred product revenue was $41.6 million and $30.7 million at September 30, 2009 and December 31, 2008, respectively. Our deferred service revenue was $41.8 million and $48.3 million at September 30, 2009 and December 31, 2008, respectively. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights, customer creditworthiness and maintenance revenue deferrals included in multiple element arrangements.

        Cost of Revenue/Gross Profit.    Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs and inventory obsolescence. Our cost of revenue and gross profit as a percentage of revenue ("gross margin") for the three and nine months ended September 30, 2009 and 2008 were as follows (in thousands, except percentages):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Cost of revenue
Product	$10,160	$11,643	$27,041	$46,643
Service	10,755	11,524	32,986	33,919

Total cost of revenue	$20,915	$23,167	$60,027	$80,562

Gross profit margin (% of respective revenue)
Product	69.7%	68.3%	69.7%	68.9%
Service	52.5%	54.8%	52.6%	54.1%
Total gross profit margin	62.8%	62.7%	62.2%	64.0%

        The changes in product gross margin were primarily due to product mix. The current year decreases in service gross margin are primarily due to lower levels of service revenue as a function of our fixed service cost base. We have reduced our fixed service cost base through our recent restructuring headcount reduction initiatives. We believe that our gross margin over time will remain within our long-term financial model of 58% to 62%.

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses were $14.1 million for the three months ended September 30, 2009, a decrease of $4.1 million, or 22.5%, from $18.2 million in the same period of the prior year. Research and development expenses were $46.0 million for the nine months ended September 30, 2009, a decrease of $11.1 million, or 19.5%, compared to the same period of the prior year. The decreases in the current year periods primarily reflect lower employee-related costs, including lower stock-based compensation expense and lower salary and related costs as a result of our recent headcount reduction restructuring initiatives, partially offset by increased hiring activity in our India facility. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our research and development expenses in fiscal 2009 will decrease from prior year levels, primarily as a result of the ongoing migration of our development and quality assurance centers to lower-cost geographies.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, customer evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses were $11.5 million for the three months ended September 30, 2009, a decrease of $6.0 million, or 34.2%, compared to $17.5 million in the three months ended September 30, 2008. Sales and marketing expenses decreased $19.4 million, or 35.0%, to $36.0 million in the nine months ended September 30, 2009, compared to $55.4 million in the same period of the prior year. The current year decreases are primarily attributable to lower employee-related costs, including commission, travel and stock-based compensation expenses. We believe that our sales and marketing expenses will decrease from prior year levels, primarily the result of lower personnel and related costs.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related personnel costs for executive, information technology ("IT") and administrative personnel, foreign exchange gains and losses, allowance for doubtful accounts and professional fees. General and administrative expenses were $11.6 million in the three months ended September 30, 2009, a decrease of $10.0 million, or 46.5%, compared to $21.6 million in the three months ended September 30, 2008. General and administrative expenses decreased by $12.4 million, or 27.8%, to $32.3 million for the nine months ended September 30, 2009, from $44.7 million in the nine months ended September 30, 2008. These decreases are primarily attributable to lower legal and audit fees and lower stock-based compensation expense. We believe that our general and administrative expenses will decrease from prior year levels, primarily due to lower expected professional fees and other consulting costs and personnel-related expenses.

        Litigation Settlements.    We recorded $19.1 million of expense reported as Litigation Settlements in our consolidated statements of operations for the three and nine months ended September 30, 2008. On September 16, 2008, we reached an agreement to settle the C2 Patent Litigation. The parties entered into a settlement and license agreement that provided for the payment of $9.5 million in full settlement of all claims against customers as well as fully paid licenses to us and our customers. The settlement was paid on September 24, 2008. On September 23, 2008, we reached a tentative agreement to settle the 2002 Securities Litigation. Pursuant to the settlement, we paid $9.5 million to the shareholder class in the case, as well as $0.1 million toward the cost of the class notice process. At September 30, 2008, we had accrued $10.0 million for the 2002 Securities Litigation settlement, including the aforementioned $9.6 million for the settlement and class notice process as well as $0.4 million for costs related to the confirmatory discovery process. The $0.4 million for discovery costs is included as a component of General and administrative expenses for both the three and nine month periods ended September 30, 2008. On February 17, 2009, we placed $9.5 million into escrow related to this settlement. On July 16, 2009, the escrow amount was released to the plaintiff. We did not record any expense reported as Litigation Settlements in our consolidated statements of operations for either the three or nine months ended September 30, 2009.

        Restructuring.    In the three months ended September 30, 2009, we recorded $1.5 million of restructuring expense related to our August 12, 2009 headcount reduction restructuring initiative, which reduced our then-current workforce by approximately 93 people, or 10% of our employees worldwide. In the three months ended March 31, 2009, we recorded restructuring expenses aggregating $2.0 million related to two headcount reduction restructuring initiatives implemented as part of our efforts to right-size the business to align with market opportunities while managing costs to position Sonus for profitable growth. We recorded $0.9 million of severance and related expenses for our January 9, 2009 headcount reduction restructuring initiative, which reduced our workforce by approximately 40 people, or 4% of employees worldwide. We recorded $1.1 million of severance and related expenses for our March 10, 2009 headcount reduction restructuring initiative, which further reduced our workforce by approximately 60 people, or 6% of employees worldwide.

        Interest Income, net.    Interest income consists of interest earned on our cash equivalents, marketable securities and long-term investments. Interest expense primarily relates to interest on capital lease obligations in the three and nine month periods ended September 30, 2009 and 2008. Interest income, net of interest expense, was $0.8 million and $2.7 million in the three months ended September 30, 2009 and 2008, respectively, and $3.4 million and $9.8 million in the nine month periods, respectively. The reductions in interest income, net, in the current year periods reflect a lower average portfolio yield, coupled with lower cash and investment balances compared to the prior year.

        Other Income (Expense), net.    We recorded approximately $12,000 and $2,000 of other income in the three months ended September 30, 2009 and 2008, respectively, and $24,000 and $387,000 of other income in the nine months then ended. The amount for the nine months ended September 30, 2008 relates to a change in estimate to our loss contingency for the settlement of an employment tax audit by the Internal Revenue Service in 2008.

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

        Our benefit for the nine months ended September 30, 2009 includes a discrete benefit of $1.1 million realized during the second quarter related to our United Kingdom operations, as the result of a settlement with the tax authorities, offset by a tax provision applicable to certain taxable jurisdictions. Our effective tax rates, including discrete items, were 2.2% and 27.7% for the nine months ended September 30, 2009 and 2008, respectively. Our income tax benefit of $6.4 million in the nine months ended September 30, 2008, primarily reflected a benefit for federal, state and foreign taxes and differed from the statutory federal and state rates due to losses in certain foreign jurisdictions for which we were unable to recognize a tax benefit, and the impact of permanent nondeductible items, such as stock-based compensation expense.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

        At September 30, 2009, our cash, cash equivalents, marketable securities and investments totaled $394.2 million.

        Our operating activities provided $10.7 million of cash in the nine months ended September 30, 2009, compared to $2.9 million of cash used in operating activities during the nine months ended September 30, 2008. Cash provided by operating activities during the nine months ended September 30, 2009 was primarily the result of a net decrease in accounts receivable, which was mainly driven by strong cash collections, partially offset by increases in inventory and other operating assets, as well a net reduction in our operating liabilities. The increase in operating assets is primarily attributable to higher deferred costs, including cost of goods, royalties, commissions and third party installation costs, for which the related revenue has not yet been recognized. The decrease in our operating liabilities is primarily attributable to the payment of litigation settlements and related costs, lower employee compensation and related costs, including reductions for the payment of bonuses to our executives and employees under our bonus programs, the completion of an employee stock purchase under our ESPP, lower taxes payable, accrued royalties and professional fees. Our net loss (adjusted for non-cash items such as depreciation, amortization and stock-based compensation) contributed $2.4 million to the cash provided by operating activities.

        Our investing activities provided $44.8 million of cash in the nine months ended September 30, 2009, which is primarily attributable to $49.6 million of net sales and maturities of marketable securities and investments, net of $4.8 million for purchases of property and equipment. In the first quarter of 2009, we had placed $9.5 million into escrow related to the agreement to settle the 2002 Securities Litigation. The escrow amount was released on July 16, 2009.

        Our financing activities provided $0.4 million of cash in the nine months ended September 30, 2009, including $1.1 million of proceeds from the sale of common stock in connection with our ESPP and $32,000 from the exercise of stock options. These amounts were partially offset by $0.5 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.2 million used for payments on our capital leases for office equipment.

        Based on our current expectations, we believe our cash, cash equivalents, marketable debt securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 12 months. Although it is difficult to predict future liquidity requirements with certainty, and the rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing operations, to improve our controls environment and for other general corporate activities, as well as to vigorously defend against existing and potential litigation. See Note 16 to our condensed consolidated financial statements for a description of legal contingencies.

Recent Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued its final Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ("SFAS 168"). SFAS 168 made the FASB Accounting Standards Codification (the "Codification") the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into approximately 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates ("ASU"). The FASB will not consider ASUs as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification.

        In October 2009, an update was made to Revenue Recognition—Multiple Deliverable Revenue Arrangements. This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to "fair value" with "selling price" to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation and expands the ongoing disclosure requirements. This update is effective for the Company beginning January 1, 2011, although early adoption is permitted, and adoption can be applied prospectively or retrospectively. We are currently evaluating the effect that implementation of this update will have, if any, on our consolidated financial position and results of operations upon adoption.

        In October 2009, an update was made to Certain Arrangements that Include Software Elements. This update removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. This update is effective for the Company beginning January 1, 2011, although early adoption is permitted, and adoption can be applied prospectively or retrospectively. We are currently evaluating the effect that implementation of this update will have, if any, on our consolidated financial position and results of operations upon adoption.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2009.

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

        Changes in Internal Control over Financial Reporting.    No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were identified in connection with the evaluation as of September 30, 2009 referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        We are a party to the legal proceedings described in Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2008. Material developments to these legal proceedings during the quarter ended September 30, 2009 are detailed above in Note 14 and Note 16 to our condensed consolidated financial statements.

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

        There are no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as modified and supplemented by the risk factors disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We have not announced any currently effective authorization to repurchase shares of our common stock. However, upon vesting of restricted stock awards, employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. The following table summarizes repurchases of our common stock during the third quarter of fiscal 2009, which represent shares returned to satisfy tax withholding obligations:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2009 to July 31, 2009	—	$—	—	—
August 1, 2009 to August 31, 2009	79,275	$1.86	—	—
September 1, 2009 to September 30, 2009	12,210	$2.10	—	—

Total	91,485	$1.89	—	—

Item 6.    Exhibits

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2009	SONUS NETWORKS, INC.
	By:	/s/ RICHARD J. GAYNOR Richard J. Gaynor Chief Financial Officer (Principal Financial Officer)
	By:	/s/ WAYNE PASTORE Wayne Pastore Vice President, Finance, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.