Form 10-K/A
period 2009-12-31
SONUS NETWORKS INC
filed 2010-04-27
CIK 1105472

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $274,438,000 based on the closing price for the Common Stock on the NASDAQ Global Select Market on June 30, 2009.  As of February 17, 2010, there were 274,640,550 shares of common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.

FORM 10-K/A

Amendment No. 1

YEAR ENDED DECEMBER 31, 2009

2

Explanatory Note

This Amendment No. 1 (this “Amendment”) on Form 10-K/A to the Annual Report on Form 10-K (the “Initial Filing”) of Sonus Networks, Inc., a Delaware corporation (the “Company”), for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission, or the SEC, on February 25, 2010, is being filed solely for the limited purpose of amending Items 10 through 14 to reflect the inclusion of the information required by the Form 10-K and Part IV, Item 15. The Initial Filing contemplated the incorporation of such information from a Proxy Statement to be filed by the Company within 120 days following the end of the Company’s year ended December 31, 2009. The Company does not believe that such Proxy Statement will be filed within the requisite 120-day time period and, accordingly, is including the information required by Items 10 through 14 of the Form 10-K through this Amendment as contemplated by instruction G(3) to the Form 10-K.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Board of Directors

The Board of Directors, or the Board, of Sonus Networks, Inc. (Sonus, Sonus Networks, our, we, us or the Company) is presently composed of nine members, eight of whom are independent within our director independence standards, which meet the director independence standards of the NASDAQ Stock Market Marketplace Rules.

At our 2009 annual meeting of stockholders, our stockholders voted to declassify our Board by the 2011 annual meeting of stockholders. The class of directors whose term of office expires at the 2010 annual meeting of stockholders currently consists of three directors, each of whom is a current director; this will be our last class of directors elected on a staggered basis.

Biographical information regarding each director of the Company is set forth below.

Directors Whose Terms Will Expire in 2010

Beatriz V. Infante, 56, has been a director since January 2010. Since January 2009, Ms. Infante has served as the Chief Executive Officer of BusinessExcelleration LLC. She was previously the Chief Executive Officer and director of VoiceObjects Inc. (now Voxeo Corporation) from March 2006 to December 2008. From December 2004 to June 2005, Ms. Infante served as Chief Executive Officer and a director of Sychron Inc., which was sold to an investor group. From October 1998 to October 2003, Ms. Infante held various positions with Aspect Communications, including the roles of Chairman, President and Chief Executive Officer. In addition to her current role as Chief Executive Officer of BusinessExcelleration LLC, Ms. Infante is also an Executive-in-Residence at U.S. Venture Partners, a leading Silicon Valley venture capital firm. She currently serves on the Advisory Committee to the Princeton University School of Engineering and Applied Science and is an advisor and investor in several early-stage technology companies. Ms. Infante also was on the Board of Directors and the Compensation Committee of Netli Inc., a private company, from March 2005 to March 2007 and the Board of Directors of Joint Venture Silicon Valley Network, a not-for-profit organization, from January 2006 to June 2008. Ms. Infante holds a Bachelor of Science and Engineering degree in Electrical Engineering and Computer Science from Princeton University and holds a Master of Science in Engineering and Computer Science from California Institute of Technology.  Based primarily upon Ms. Infante’s extensive executive management and leadership experience as chairman and chief executive officer of various companies; strong financial, risk analysis, corporate governance and administrative skills and experience; as well as those demonstrated attributes discussed above and the leadership skills and other experience of Ms. Infante, the Board has determined that Ms. Infante is well qualified to continue serving as a director of Sonus at the time that this report is filed with the SEC.

Howard E. Janzen, 56, has been a director since January 2006 and the Chairman of the Board since December 2008. Mr. Janzen has been Chief Executive Officer of One Communications Corp., a supplier of integrated advanced telecommunications solutions to businesses, since March 2007 and has served on the Board of Directors of One Communications since June 2007. He served as President of Sprint Business Solutions, the business unit serving Sprint Corporation’s business customer base with almost 10,000 employees and $12 billion in annual revenue from January 2004 to September 2005. From May 2003 to January 2004, he was President of Sprint Corporation’s Global Markets Group, responsible for Sprint Corporation’s long distance service for both consumer and business customers. From October 2002 to May 2003, Mr. Janzen was President and Chief Executive Officer of Janzen Ventures, Inc., a private investment business venture. From 1994 until October 2002, Mr. Janzen served as President and Chief Executive Officer, and Chairman from 2001, of Williams Communications Group, Inc., a high technology company, which filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in April 2002 and emerged from bankruptcy in October 2002 as WilTel Communications Group, Inc. Mr. Janzen currently serves as a member of the Board of Directors, the Compensation Committee and the Corporate Governance Committee of Global Telecom & Technology, Inc.; a member of the Board of Directors and Compensation Committee of Macrosolve, Inc.; and a member of the Board of Directors of Clearwater Car Wash, LLC, a private company.  Mr. Janzen had previously served as a member of the Board of Directors and the Compensation Committee of Comsat International, a private company, and as a member of the Board of Directors and the Audit Committee of Exanet Ltd., a private company. He also serves on the Governor’s Science and Technology Council for the State of Oklahoma and is a Commissioner and Chairman for the Global Information Infrastructure Commission. Additionally, Mr. Janzen serves as a member on the Boards of Directors of the following non-profit organizations — Hillcrest Healthcare System, Morningside Foundation and Heart of America Boy Scout Council.  Mr. Janzen received his Bachelor of Science and Master of Science degrees in Metallurgical Engineering from the Colorado School of Mines. He also has completed the Harvard Business School Program for Management Development.  Based primarily upon Mr. Janzen’s extensive executive management and leadership experience as president and chief executive officer of various companies; strong strategic planning, risk analysis, corporate governance and administrative skills and experience; and contributions as a current Board and Board committee member, as well as those demonstrated attributes discussed above and the leadership skills and other experience of Mr. Janzen, the Board has determined that Mr. Janzen is well qualified to continue serving as a director of Sonus at the time that this report is filed with the SEC.

H. Brian Thompson, 71, has been a director since October 2003. Mr. Thompson has been Executive Chairman of Global Telecom and Technology, Inc., a global telecommunications network integrator, since October 2006.  He continues to head his own private equity investment and advisory firm, Universal Telecommunications, Inc.  From December 2002 to June 2007, Mr. Thompson was Chairman of Comsat International, one of the largest independent telecommunications operators serving all of Latin America. He also served as Chairman and Chief Executive Officer of Global TeleSystems Group, Inc. from March 1999 to September 2000.  Mr. Thompson was Chairman and Chief Executive Officer of LCI International, Inc. from 1991 until its merger with Qwest Communications International Inc. in June 1998.  Subsequent to such merger, Mr. Thompson became Vice Chairman of the Board of Directors for Qwest Communications International, Inc. until his resignation in December 1998. Mr. Thompson previously served as Executive Vice President of MCI Communications Corporation from 1981 to 1990.  Prior to MCI Communications Corporation, he was a management consultant with the Washington, D.C. offices of McKinsey & Company for nine years, where he specialized in the management of telecommunications.  He currently serves as a member of the Board of Directors and the Compensation Committee of Axcelis Technologies, Inc.; a member of the Board of Directors, the Compensation Committee and the Audit Committee of ICO Global Communications (Holdings) Ltd.; and a member of the Board of Directors, the Compensation Committee and the Nominating and Corporate Governance Committee of Penske Automotive Group, Inc. He formerly served as a member on the Boards of Directors of ArrayComm LLC, Bell Canada International Inc., Comcast UK Cable Partners Limited, DynCorp International Inc., Williams Communications Group, Inc. and Golden Books. Mr. Thompson is a member of the Board of Trustees for the Lab School of Washington & Baltimore Lab.  He was a former chairman of the U.S. Competitive Telecommunications Association and also served on the University of Massachusetts Chancellor’s Executive Committee, as a member of the Boards of Trustees of Capitol College in Laurel, Maryland, and the St. Stephens and St. Agnes School Foundation in Alexandria, Virginia. He received his Master of Business Administration from Harvard University’s Graduate School of Business, and received an undergraduate degree in chemical engineering from the University of Massachusetts.  Based primarily upon Mr. Thompson’s extensive executive management and leadership experience as chief executive officer of various companies; strong financial, risk analysis, corporate governance and administrative skills and experience; and contributions as a current Board and Board committee member, as well as those demonstrated attributes discussed above and the leadership skills and other experience of Mr. Thompson, the Board has determined that Mr. Thompson is well qualified to continue serving as a director of Sonus at the time that this report is filed with the SEC.

Directors Whose Terms Will Expire in 2011

James K. Brewington, 66, has been a director since May 2009. Mr. Brewington is a veteran of the global communications market with over 40 years of industry experience at AT&T Inc. and Lucent Technologies before his retirement in 2007. From mid-2004 until his retirement from Lucent Technologies, Mr. Brewington was President of the then newly-formed Developing Markets group, tasked with expanding the revenue base beyond domestic borders, reflecting his prior success in building out their global footprint. Prior to this, he was President of Lucent Technologies’ Mobility Solutions division, where he was responsible for all wireless infrastructure for the mobility segment, including global wireless development and product architecture, project management, and business and product management. Mr. Brewington joined Lucent Technologies in 1996. He began his career at AT&T Inc. in 1968, and over the ensuing years held various executive management positions in the telecommunications industry, including overseeing Bell Telephone Wireless Laboratories. Mr. Brewington serves on the Boards of Directors for Kopin Corporation and BDX, a privately-held startup company in China.  He also advises several technology startup companies. He has served on the boards of the U.S.-Saudi Arabian Business Council and INROADS/North Jersey, Inc., a non-profit organization that trains minority youth for careers in business and industry. He is a member of the Cellular Telecommunications Industry Association, or CTIA, and the CTIA Wireless Foundation.  Mr. Brewington has a Master of Business Administration from Seattle University, a Master of Science from Stanford University (Sloan Fellow) and a Bachelor of Arts from the College of Idaho.  Based primarily upon Mr. Brewington’s extensive executive management and leadership experience in the telecommunications industry; strong risk analysis, corporate governance and administrative skills and experience; and contributions as a current Board and Board committee member, as well as those demonstrated attributes discussed above and the leadership skills and other experience of Mr. Brewington, Mr. Brewington is well qualified to continue serving as a director of Sonus at the time that this report is filed with the SEC.

John P. Cunningham, 72, has been a director since September 2004. In June 2002, Mr. Cunningham retired from Citrix Systems, Inc., a global leader in virtual workplace software and services. From May 2001 to June 2002, Mr. Cunningham was Senior Vice President, Finance and Operations of Citrix Systems, Inc. He joined Citrix Systems, Inc. in November 1999 as Senior Vice President, Finance and Administration and served in that capacity until May 2001. From 1998 to June 1999, Mr. Cunningham served as Executive Vice President and Chief Financial Officer of Wang Global, a worldwide provider of network services. Prior to joining Wang Global, he served as Chief Financial Officer of Whirlpool Corporation from 1996 to 1998 and Chief Financial Officer of Maytag Corporation from 1994 to 1996, both diversified manufacturers. Mr. Cunningham has also held various management positions at International Business Machines. He currently serves as a member of the Board of Directors of Smart Disk Corporation as well as its Audit Committee. Mr. Cunningham has a Master of Business Administration from New York University and a Bachelor of Science from Fordham University.  Based primarily upon Mr. Cunningham’s extensive executive management and leadership experience as chief financial officer of various companies; strong accounting, financial, risk analysis, corporate governance and administrative skills and experience; and contributions as a current Board and Board committee member, as well as those demonstrated attributes discussed above and the leadership skills and other experience of Mr. Cunningham, Mr. Cunningham is well qualified to continue serving as a director of Sonus at the time that this report is filed with the SEC.

Richard N. Nottenburg, Ph. D., 56, has been our President, Chief Executive Officer and a director since June 2008, and is responsible for the strategic direction and management of our company. From 2004 until 2008, Dr. Nottenburg was an officer with Motorola, Inc., ultimately serving as its Executive Vice President, Chief Strategy Officer and Chief Technology Officer. While at Motorola, Inc., Dr. Nottenburg was responsible for shaping Motorola, Inc.’s overall corporate strategy. Prior to joining Motorola, Inc. as an officer in July 2004, Dr. Nottenburg was a strategic consultant to the company from January 2004 to July 2004. Prior to that, Dr. Nottenburg was Vice President and General Manager of Vitesse Semiconductor Corporation after its merger with Multilink Technology Corporation in 2003. From 1995 to 2003, Dr. Nottenburg served as President and Chief Executive Officer of Multilink Technology Corporation, leading the company from inception to a successful initial public offering in 2001. Dr. Nottenburg is currently a member of the Board of Directors and the Compensation and Corporate Governance Committee of Comverse Technology Corp. He holds a Doctor of Science in Electrical Engineering from the Ecole Polytechnique Federale de Lausanne in Lausanne, Switzerland, a Master of Science in Electrical Engineering from Colorado State University and a Bachelor of Science in Electrical Engineering from Polytechnic Institute of New York. Based primarily upon Dr. Nottenburg’s extensive executive management and leadership experience as our Chief Executive Officer; strong financial, risk analysis, corporate governance and administrative skills and experience; and contributions as a current Board and Board committee member, as well as those demonstrated attributes discussed above and the leadership skills and other experience of Dr. Nottenburg, Dr. Nottenburg is well qualified to continue serving as a director of Sonus at the time that this report is filed with the SEC.

John A. Schofield, 61, has been a director since January 2009. From 1999 to 2005, Mr. Schofield served as President, Chief Executive Officer and Chairman of the Board of Advanced Fibre Communications, Inc., a leading supplier of next-generation edge access equipment and multi-service broadband solutions for the telecommunications industry. From 1992 to 1999, Mr. Schofield served as Senior Vice President and then President of the Integrated Solutions Group of ADC Telecommunications, Inc., a world-wide supplier of network equipment, software solutions, and integration services for broadband and multiservice networks. Since April 2000, Mr. Schofield has served as a member of the Board of Directors of Integrated Device Technology, Inc. In 2008, Mr. Schofield was elected to the position of Chairman of the Board of Directors of Integrated Device Technology, Inc.  He also serves as Chairman of the Governance and Nominating Committee, as a member of the Compensation Committee and is a past member of the Audit Committee of Integrated Device Technology, Inc.  Mr. Schofield has a Bachelor of Science in Electrical Engineering from the NSW Institute of Technology in Sydney, Australia and is a graduate of Raytheon’s Advanced Management Program. Based primarily upon Mr. Schofield’s extensive executive management and leadership experience as president of various companies; strong risk analysis, corporate governance and administrative skills and experience; and contributions as a current Board and Board committee member, as well as those demonstrated attributes discussed above and the leadership skills and other experience of Mr. Schofield, Mr. Schofield is well qualified to continue serving as a director of Sonus at the time that this report is filed with the SEC.

Scott E. Schubert, 56, has been a director since February 2009. From 2005 until June 2008, Mr. Schubert served as Chief Financial Officer of TransUnion LLC. From 2003 to 2005, Mr. Schubert served as Chief Financial Officer and, prior to that, Executive Vice President of Corporate Development of NTL, Inc. (now Virgin Media, Inc.). From 1999 to 2003, Mr. Schubert held the position of Chief Financial Officer of Williams Communications Group, Inc., a high technology company, which filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in April 2002 and emerged from bankruptcy in October 2002 as WilTel Communications Group, Inc. Mr. Schubert also served as head of BP Amoco’s Global Financial Services, leading the initial integration of BP and Amoco’s worldwide financial operations following the merger of the two companies. Mr. Schubert is a graduate of the Krannert School of Business at Purdue University, where he completed his Master of Business Administration degree in Finance and Economics in 1976. He also earned his Bachelor of Science degree at Purdue University in 1975, with dual majors in Engineering and Accounting.  Based primarily upon Mr. Schubert’s extensive executive management and leadership experience as chief financial officer of various companies; strong accounting, financial, risk analysis, corporate governance and administrative skills and experience; and contributions as a current Board and Board committee member, as well as those demonstrated attributes discussed above and the leadership skills and other experience of Mr. Schubert, Mr. Schubert is well qualified to continue serving as a director of Sonus at the time that this report is filed with the SEC.

Paul J. Severino, 63, has been a director since March 1999. Mr. Severino has been an investment advisor to emerging companies and venture funds since 1996.  He was a co-founder and Chief Executive Officer of Interlan, Inc. and Wellfleet Communications Inc. as well as a co-founder and Chairman of Bay Networks, Inc. He currently serves as a member of the Board of Directors and the Compensation Committee of Analog Devices, Inc. and was a member of the Board of Directors of Media100, Inc. Mr. Severino has a Bachelor of Science in Electrical Engineering from Rensselaer Polytechnic Institute. Mr. Severino also serves as a member of the Board of Trustees of Rensselaer Polytechnic Institute and The Dana Farber Cancer Institute, Boston, MA.  Based primarily upon Mr. Severino’s extensive executive management and leadership experience in the telecommunications industry; strong risk analysis, corporate governance and administrative skills and experience; and contributions as a current Board and Board committee member, as well as those demonstrated attributes discussed above and the leadership skills and other experience of Mr. Severino, Mr. Severino is well qualified to continue serving as a director of Sonus at the time that this report is filed with the SEC.

Our directors are a diverse group of leaders in their respective fields.  Many of the current directors have leadership experience at major domestic and international companies with operations inside and outside of the United States, as well as experience on other companies’ boards, which provides an understanding of different business processes, challenges and strategies.  Other directors have experience as members on the board of directors of non-profit and philanthropic institutions, which brings unique perspectives to our Board and provides insight into issues faced by companies.

The Nominating and Corporate Governance Committee and the Board believe that the above-mentioned attributes, along with the leadership skills and other experience of its Board members described above, provide the Company with the perspectives and judgment necessary to guide the Company’s strategies and governance principles and monitor their execution.

CORPORATE GOVERNANCE AND BOARD MATTERS

Corporate Governance Guidelines

Sonus’ Board has adhered to governance principles designed to assure the continued vitality of the Board and excellence in the execution of its duties.  In order to reflect these principles, our Board has established Corporate Governance Guidelines to assist in the fulfillment of its responsibilities. The governance practices, which are memorialized in the Corporate Governance Guidelines, are intended to ensure that our Board has the necessary authority and processes to review and evaluate our business operations as needed and to make independent decisions consistent with the interests of our stockholders.

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

•                  process of meetings of the Board and the various committees of the Board; and

•                  policies of the Company relating to director orientation and the proper access by directors to various members of management and Company advisors.

The Corporate Governance Guidelines reflect the Company’s principles on corporate governance matters.  These guidelines are available on our website www.sonusnet.com, in the section entitled About Us — Investor Relations — Governing Our Company, or in paper form upon request to the Company’s corporate secretary.

Code of Conduct and Ethics

Our Board has adopted a written Corporate Code of Conduct and Ethics, which qualifies as a “code of ethics” as defined by Item 406 of Regulation S-K of the Exchange Act of 1934, as amended. The Code of Conduct and Ethics was established to preserve Sonus’ reputation and to reaffirm its existing policy for integrity to its employees, officers and directors and to persons who deal with the Company. To ensure that our business is conducted in a consistently legal and ethical manner, all of our directors, officers and employees must act in accordance with our Code of Conduct and Ethics.

Among other matters, the Code of Conduct and Ethics is designed to deter wrongdoing and to promote:

•                  honest and ethical conduct, including the ethical handling of actual and apparent conflicts of interest;

•                  proper use of Company resources;

•                  full, fair, accurate and timely disclosure in public communications and SEC reports;

•                  prompt internal reporting of violations of internal policies; and

•                  accountability for adherence to the Code of Conduct and Ethics.

Our policies and procedures cover all areas of professional conduct, including relations with vendors, conflicts of interest, financial integrity and the protection of corporate assets, as well as adherence to all laws and regulations applicable to the conduct of our business. Employees and directors are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Conduct and Ethics. In addition, our Audit Committee has established procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

Our Code of Conduct and Ethics is available on our website www.sonusnet.com, in the section entitled About Us — Investor Relations — Governing Our Company, or in paper form upon request to the Company’s corporate secretary.

Oversight of Risk Management

At Sonus, we believe that innovation and leadership are impossible without taking risks.  We also recognize that imprudent acceptance of risk or the failure to appropriately identify and mitigate risks could be destructive of stockholder value. Senior management is responsible for overseeing management in the execution of its responsibilities and for assessing the Company’s approach to risk management.  The Board exercises these responsibilities periodically as part of its meetings and also through its committees, each of which examines various components of enterprise risk as part of their responsibilities.  Generally, strategic risks are overseen by the full Board, financial risks are overseen by the Audit Committee, and risks relating to our compensation policies are overseen by the Compensation Committee to ensure that our compensation programs do not encourage excessive risk taking. Management regularly reports on each such risk to the relevant committee or the Board.  Additional review or reporting on risks is conducted as needed or as required by the Board or one of its committees.

In addition, an overall review or risk is inherent in the Board’s consideration of our long-term strategies and in the transactions and other matters presented to the Board, including capital expenditures, acquisitions and divestitures, and financial matters. The Board’s role in risk oversight of the Company is consistent with our leadership structure, with the Chief Executive Officer and other members of senior management having responsibility for assessing and managing our risk exposure, and the Board and its committees providing oversight in connection with those efforts.

Director Independence

Under the NASDAQ Stock Market Marketplace Rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. SEC rules also impose, through the NASDAQ Stock Market Marketplace Rules, special independence requirements for members of the Audit Committee. Our Board has determined that each of James K. Brewington, John P. Cunningham, Howard E. Janzen, Paul J. Severino, John A. Schofield, Scott E. Schubert, H. Brian Thompson and Beatriz V. Infante does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 4200(a)(15) of the NASDAQ Stock Market Marketplace Rules. The special independence requirements of the SEC for Audit Committee members are discussed below under “Board Committees — Audit Committee.”

In determining the independence of the directors listed above, our Board considered each of the policies and procedures specified in our related person transaction policy. There are no family relationships among our executive officers and directors.

Board Meetings

Our Board recognizes the importance of director attendance at Board and committee meetings.  In 2009, overall attendance at Board and committee meetings was over 98%. Our Board held 13 meetings during 2009. Attendance was at least 75% for each director.  We do not have a policy regarding the attendance of directors at our annual meetings of stockholders. Each director who served on our Board during 2009 attended the 2009 annual meeting of stockholders.

Board Committees

Our Board has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee, and one ad-hoc committee: the Corporate Development and Investment Committee. With the exception of the Corporate Development and Investment Committee, each of these Committees is composed entirely of independent directors as defined under applicable rules.

Audit Committee

Our Board has established an Audit Committee consisting of four members: Messrs. Cunningham (Chairman), Janzen, Schofield and Schubert. Each of the members of the Audit Committee is an “independent director” as defined under the rules of the NASDAQ Stock Market and the additional independence requirements for members of audit committees imposed by Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Our Board has determined that Mr. Cunningham is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K. The Audit Committee held 11 meetings during 2009.

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

•                  considering the qualifications, independence and performance of, and approving the scope of the proposed audit to be conducted by, our independent registered public accounting firm and reviewing the results of the audit;

•                  reviewing our financial reporting processes, including the accounting principles and practices followed and the financial information provided to stockholders and others;

•                  establishing and administering our procedures for the (i) receipt, retention and treatment of complaints regarding accounting, internal accounting controls and auditing matters, and (ii) the confidential, anonymous submission by employees of concerns regarding questionable accounting and auditing matters;

•                  overseeing our internal control over financial reporting and disclosure controls and procedures; and

•                  serving as our Qualified Legal Compliance Committee.

The duties of the Audit Committee do not include determining whether our financial statements are complete and accurate or whether they are in prepared accordance with generally accepted accounting principles. Management of the Company is responsible for preparing our financial statements and our independent auditors are responsible for auditing those financial statements.

AUDIT COMMITTEE REPORT

The information contained in this report shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

We reviewed Sonus’ audited financial statements for the fiscal year ended December 31, 2009 and discussed these financial statements with Sonus’ management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements. Sonus’ management is responsible for Sonus’ financial reporting process, including its system of internal controls, and for the preparation of consolidated financial statements in accordance with generally accepted accounting principles. Sonus’ independent registered public accounting firm, Deloitte & Touche LLP, or Deloitte, is responsible for performing an independent audit of Sonus’ financial statements in accordance with standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and issuing a report on those financial statements and issuing a report on the effectiveness of Sonus’ internal control over financial reporting as of the end of the fiscal year. Our responsibility is to monitor and review these processes. We also reviewed and discussed with Deloitte the audited financial statements and the matters required by SEC Regulation S-X Rule 2-07 and Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended (AICPA Professional Standards, Vol. 1. AU section 380), as adopted by the PCAOB.

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

Based on its discussions with management and Deloitte, and our review of information provided by management and Deloitte, we recommended to the Sonus Board of Directors that the audited financial statements and management’s report on internal control over financial reporting be included in this Amendment.

Submitted by,

AUDIT COMMITTEE:

John P. Cunningham (Chairman)

Howard E. Janzen

John A. Schofield

Scott E. Schubert

Compensation Committee

The Compensation Committee consists of four members: Messrs.  Severino (Chairman), Schofield, and Thompson and Ms. Infante. Each of the members of the Compensation Committee is an “independent director” as defined under the rules of the NASDAQ Stock Market. The Compensation Committee held 10 meetings during 2009.

The Compensation Committee operates pursuant to a written charter adopted by the Board that reflects standards and requirements adopted by the NASDAQ Stock Market.

Among other things, the purposes of the Compensation Committee include:

•                                          discharging the Board’s responsibilities relating to the compensation of the Company’s Chief Executive Officer and other executive officers;

•              administering the Company’s equity-based compensation plans; and

•                                          reviewing the disclosures in the Compensation Discussion and Analysis and producing an annual compensation committee report for inclusion in the Company’s proxy statement.

The responsibilities of the Compensation Committee include, among other things:

•                  reviewing and approving the compensation, as well as evaluating the performance, of our executive officers, including our Chief Executive Officer;

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

In exercising its responsibilities, the Compensation Committee establishes and monitors policies governing the compensation of executive officers and determines the terms, conditions, restrictions and performance criteria relating to incentive compensation.  As discussed below in the Compensation Discussion and Analysis, the Compensation Committee has retained compensation consulting firm Frederic W. Cook & Company to provide advice and data to this Committee.  In 2009, Frederic W. Cook & Company also provided consulting services for the Compensation Committee relating to compensation paid to non-employee directors of our Board as well as consulting services for the Company relating to the Exchange Program.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of three members: Messrs. Thompson (Chairman), Brewington and Janzen. Each of the members of the Nominating and Corporate Governance Committee is an “independent director” as defined under the current rules of the NASDAQ Stock Market. The Nominating and Corporate Governance Committee held 2 meetings during 2009.

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

•                  recommending to the Board the director nominees (a) for election by the stockholders at each meeting of stockholders at which directors will be elected and (b) to fill any vacancies and newly created directorships on the Board; and

•                  developing and recommending to the Board a set of corporate governance guidelines applicable to the Company and reviewing and reassessing the adequacy of such guidelines.

The Nominating and Corporate Governance Committee encourages the selection of directors who will contribute to our overall corporate goals of responsibility to our stockholders, customers and employees. The Nominating and Corporate Governance Committee reviews from time to time the appropriate skills and characteristics required of individual directors to contribute to our success in today’s business environment. The Nominating and Corporate Governance Committee has the authority to engage independent advisors to assist in the process of identifying and evaluating director candidates, but has not engaged any such advisors to date. As discussed below under “Director Nomination Process,” the Nominating and Corporate Governance Committee applies the same selection criteria to stockholder-nominated director candidates as to those nominated by the Company.

Corporate Development and Investment Committee

The Corporate Development and Investment Committee is an ad-hoc committee of the Board and consists of five members: Messrs. Brewington, Cunningham, Nottenburg and Schubert and Ms. Infante.  Each of Messrs. Brewington, Cunningham and Schubert and Ms. Infante is an “independent director” as defined under the rules of the NASDAQ Stock Market.  The Corporate Development and Investment Committee held 10 meetings during 2009.

The Corporate Development and Investment Committee operates pursuant to a written charter adopted by the Board.

Among other things, the purposes of the Corporate Development and Investment Committee include providing advice to the Board with respect to:

•      the Company’s minority investments;

•      the issuance of debt securities of the Company;

•      stock repurchase programs that may be adopted by the Board;

•      potential acquisitions, merger transactions, joint ventures and other investment transactions;

•      uses of the Company’s cash and short-term investments; and

•      tax planning.

The Corporate Development and Investment Committee also performs any other activities or responsibilities from time to time assigned to it by action of the Board, which is consistent with the Corporate Development and Investment Committee Charter as the Board deems necessary or appropriate.  The Corporate Development and Investment Committee, however, does not have any authority to act on behalf of or bind the Company, unless the Board delegates such authority to the Corporate Development and Investment Committee.

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

In considering whether to recommend any particular candidate for inclusion in our Board’s slate of recommended director nominees, the Nominating and Corporate Governance Committee applies the criteria generally set forth in the Nominating and Corporate Governance Committee Charter. There are no specific minimum qualifications for a recommended nominee to our Board; however, the Nominating and Corporate Governance Committee considers, among other skills and criteria, the following criteria for nomination as a director: demonstrated business knowledge and experience and an ability to exercise sound judgment in matters that relate to our current and long-term objectives; commitment to understanding us and our industry and to regularly attend and participate in meetings of our Board and its committees; a reputation for integrity, honesty and adherence to high ethical standards; the ability and experience to understand the sometimes conflicting interests of our various constituencies and to act in the interests of all stockholders; and the absence of any conflict of interest that would impair the nominee’s ability to represent the interest of all our stockholders and to fulfill the responsibilities of being a director. The Nominating and Corporate Governance Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. Our Board believes that the backgrounds and qualifications of its directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow our Board to fulfill its responsibilities.  In identifying potential director candidates, the Nominating and Corporate Governance Committee and the Board also focus on ensuring that the Board reflects a diversity of experiences, backgrounds, skills, races, genders and national origins.

Stockholders may recommend individuals to the Nominating and Governance Committee for consideration as potential director candidates by submitting the candidate’s name, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least a year as of the date such recommendation is made, to the Nominating and Corporate Governance Committee, c/o Corporate Secretary, Sonus Networks, Inc., 7 Technology Park Drive, Westford, MA 01886, with a copy to Sonus Networks, Inc., Attn: Chief Financial Officer, 7 Technology Park Drive, Westford, MA 01886. Assuming that appropriate biographical and background materials have been provided on a timely basis, the Nominating and Governance Committee will evaluate stockholder-recommended director candidates by following substantially the same process, and applying substantially the same criteria discussed above, as it follows for candidates submitted by others.

Board Leadership Structure

The Company’s Amended and Restated By-laws delegate to the Board the right to exercise its discretion to either separate or combine the offices of Chairman of the Board and Chief Executive Officer.  In 2008, our Board undertook a comprehensive review of our current corporate governance practices, the corporate governance environment and current trends, and, as a result, instituted a number of important changes, including separating the roles of Chairman and Chief Executive Officer. The Board has determined that the Board leadership structure that is most appropriate at this time, given the specific characteristics and circumstances of the Company, the skills and experience of Howard E. Janzen and Richard N. Nottenburg and succession planning, is leadership based upon the experienced management afforded by a non-executive Chairman and a full-time Chief Executive Officer, both positions being subject to oversight and review by the Company’s independent directors. The Board recognizes that depending on the specific characteristics and circumstances of the Company, other leadership structures might also be appropriate.  A combined Chairman and Chief Executive Officer Board leadership structure has previously served the Company and its stockholders well and may serve them well in the future.  The Company is committed to reviewing this determination on an annual basis.

The Board’s leadership is designed so that independent directors exercise oversight of the Company’s management and key issues related to strategy and risk.  Only independent directors serve on the Audit Committee, the Compensation Committee and Nominating and Corporate Governance Committee and standing Board committees are chaired by independent directors.

Non-Executive Chairman

In December 2008, in furtherance of our desire to strengthen our corporate governance policies, our Board separated the positions of Chairman and Chief Executive Officer. At that time, our Board appointed Howard E. Janzen as non-executive Chairman of the Board. The duties of the non-executive Chairman of the Board, among others, are to:

•                  preside at Board meetings;

•                  preside at executive sessions or other meetings of the independent directors;

•                  coordinate with committee chairs in the development and recommendations relative to Board and committee meeting content and schedules; and

•                  provide the Chief Executive Officer’s annual performance evaluation communicating the feedback from the Compensation Committee and the Board.

Lead Independent Director

Our independent directors appointed Paul Severino as lead independent director for fiscal 2009 to strengthen the independence and the role of the independent directors. The duties of the lead independent director were to:

•                  preside at Board meetings in the absence of the Chairman of the Board, or upon designation by a majority of directors;

•                  preside at executive sessions or other meetings of the independent directors in the absence of the Chairman of the Board; and

•                  consult with the Chairman of the Board as to agenda items for board and committee meetings.

Generally, our independent directors appointed the lead independent director annually to serve for a period of one year.  It was appropriate for the Company to have a lead independent director for fiscal 2009 since the Company had separated the roles of Chairman and Chief Executive Officer in December 2008 and the lead independent director helped to transition the non-executive Chairman in his new role. For fiscal 2010, however, the Board eliminated the role of lead independent director because the non-executive Chairman had served in this capacity for over one year. The Board recognizes that depending on the specific characteristics and circumstances of the Company, other leadership structures might also be appropriate.  A lead independent director position has previously served the Company and its stockholders well and may serve them well in the future.  The Company is committed to reviewing this determination on an annual basis.

Executive Sessions of the Board

Under our Corporate Governance Guidelines, our independent directors are required to meet regularly in executive session without management to review the performance of management and our company and any related matters. Generally, executive sessions will be held in conjunction with regularly scheduled meetings of the Board.

We expect the Board to have a least four executive sessions each year.

Additional Governance Matters

Public Availability of Corporate Governance Documents

Our key corporate governance documents, including our Corporate Governance Guidelines, Corporate Code of Conduct and Ethics and the charters of our Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Corporate Development and Investment Committee are:

•                  available on our corporate website at http://www.sonusnet.com (by including the foregoing Internet address link, we do not intend to incorporate by reference to this report material not specifically referenced herein);

•                  available in print to any stockholder who requests them from our corporate secretary; and

•                  filed as exhibits to our securities filings with the SEC.

Stockholder Communications with the Board of Directors

Stockholders may communicate with our Board by writing, e-mailing or calling our Investor Relations Department at Sonus Networks, Inc., 7 Technology Park Drive, Westford, MA 01886, Attention: Investor Relations, (978) 614-8142, ir@sonusnet.com. Our Investor Relations Department will review all such communications and will forward to the chairman of the Audit Committee of our Board all communications that raise an issue appropriate for consideration by our Board. In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters as to which we tend to receive repetitive or duplicative communications.

Director Compensation

Members of our Board who are employees or officers of Sonus receive no compensation for their service as directors. For 2009, non-employee directors of our Board received cash compensation as follows:

Description of Board and Committee Service	Board Member Annual Fee
Board Membership	$20,000
Audit Committee Membership	$7,500
Other Committee Membership (1)	$3,750
Audit Committee Chair (2)	$10,000

(1)	“Other Committee” includes the Compensation Committee, the Nominating and Corporate Governance Committee and the Corporate Development and Investment Committee.
(2)	Compensation for service as Chair is in addition to compensation for Board/committee membership.

Directors also are eligible to be reimbursed for reasonable out-of pocket expenses incurred in connection with attendance at our Board or committee meetings.

For 2009, non-employee directors of the Board were entitled to equity compensation as follows:

Type of Grant	Number of Shares of Common Stock Underlying Options
Initial Grant (1)	50,000
Annual Grant (1), (2)	20,000

(1)	Option grants are subject to four-year vesting under the 2007 Plan.
(2)	The Compensation Committee elected to forgo annual grants of common stock to non-employee directors for fiscal year 2009.

The following table contains information on compensation earned by each non-employee member of our Board during 2009:

2009 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards (2)(3) ($)	Total ($)
James K. Brewington(1)	$16,928	$51,300	$68,228
John P. Cunningham	$39,375	—	$39,375
Howard E. Janzen	$31,250	—	$31,250
John A. Schofield(1)	$29,375	$32,505	$61,880
Scott E. Schubert(1)	$29,375	$47,850	$77,225
Paul J. Severino	$23,750	—	$23,750
H. Brian Thompson	$27,500	—	$27,500

(1)	Messrs. Brewington, Schofield and Schubert were each appointed to our Board in 2009.

(2)

The amounts in this column do not reflect compensation actually received by the director. Instead, the amounts reflect the grant date fair value of 2009 awards, as calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 — Compensation — Stock Compensation, or ASC 718. The grant date fair values of options to purchase common stock granted to our non-employee directors in 2009 were estimated using the Black-Scholes valuation model with the following assumptions:

Risk-free interest rate	1.76% - 2.47%
Expected dividend yield	—
Weighted average volatility	64.3%
Expected life (years)	4.5

For further discussion regarding the assumptions used in calculating the amounts in this column, please see Note 14 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

(3)                                  The following table shows the aggregate number of outstanding stock options held by each of our non-employee directors as of December 31, 2009 and the grant date fair value for each award as calculated in accordance with ASC 718:

Non-employee Director	Grant Date	Number of Shares Underlying Outstanding Options	Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Option Awards
James K. Brewington	05/15/09	50,000	$1.92		$51,300

John P. Cunningham	09/09/04	50,000	$5.37		$230,000
	10/12/05	20,000	$4.95		75,698
	12/17/07	40,000	$6.10		118,336
		110,000			$424,034

Howard E. Janzen	01/20/06	50,000	$4.77		$159,000
	12/17/07	40,000	$6.10		118,336
		90,000			$277,336

John A. Schofield	02/17/09	50,000	$1.25		$32,505

Scott E. Schubert	03/16/09	50,000	$1.84		$47,850

Paul J. Severino	05/11/01	10,000	$29.00		$265,700
	05/02/02	10,000	$2.51		21,940
	05/07/03	10,000	$3.31		29,200
	12/29/04	10,000	$5.52		46,800
	10/12/05	20,000	$4.95		75,698
	12/17/07	40,000	$6.10		118,336
		100,000			$557,674

H. Brian Thompson	10/24/03	14,583	$7.65	*	$98,556
	10/24/03	35,417	$8.38	*	239,419
	12/29/04	10,000	$5.52		46,800
	10/12/05	20,000	$4.95		75,698
	12/17/07	45,000	$6.10		133,128
		125,000			$593,601

*  Exercise prices for these awards, although granted on the same day, differ due to the restatement of the Company’s historical financial statements, which was completed in fiscal year 2007, and which resulted in the repricing of certain previously awarded stock option grants.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company as of the date hereof are listed below.

Name	Age	Position
Richard N. Nottenburg	56	President and Chief Executive Officer
Gurudutt Pai	44	Executive Vice President and Chief Operating Officer
Jeffrey M. Snider	46	Senior Vice President, General Counsel and Secretary
Wayne Pastore(1)	45	Vice President, Finance, Interim Chief Financial Officer, Chief Accounting Officer, Treasurer and Corporate Controller
Mohammed Shanableh	40	Vice President, Worldwide Sales
Kathy Harris	51	Vice President, Human Resources
Gale England	60	Vice President, Product Operations
Matt Dillon	49	Vice President, Global Services
Kumar Vishwanathan	40	Vice President, Engineering and Chief Architect

(1) Mr. Pastore succeeded Richard Gaynor, who resigned in February 2010 and was our Chief Financial Officer for the full fiscal year 2009.

Biographical information regarding each executive officer other than Richard N. Nottenburg is set forth below. Dr. Nottenburg’s biographical information is set forth above under Item 10. Directors, Executive Officers and Corporate Governance – Board of Directors.

Gurudutt Pai has served as or our Executive Vice President and Chief Operating Officer since February 2010. Mr. Pai joined Sonus in December 2008 as Senior Vice President and General Manager.  Mr. Pai has over 20 years experience in the telecommunications industry. Mr. Pai joined Sonus from Veveo, Inc., where he was Vice President of Marketing and Business Development. Prior to joining Veveo, Inc., Mr. Pai was Vice President of the Core Networks division of Motorola, Inc. Mr. Pai joined Motorola, Inc. in April 2003 through its acquisition of Winphoria Networks, Inc., where he was Vice President of Business Development, Product Management and Marketing. Prior to joining Winphoria Networks, Inc., he was a Sales Vice President at Lucent Technologies for emerging markets. Prior to Lucent Technologies, he held various positions in systems engineering and technical planning for the optical, switching, and wireless divisions of AT&T and AT&T Bell Laboratories. Mr. Pai holds a Master of Business Administration from the Wharton School of the University of Pennsylvania, a Master of Science in electrical engineering from the New Jersey Institute of Technology, and a Bachelor of Science in electrical engineering from Kamatak University in India.

Jeffrey M. Snider has served as our Senior Vice President, General Counsel and Secretary since June 2009. Prior to joining Sonus, Mr. Snider served in a dual legal and operating role as Executive Vice President and General Counsel of Bankruptcy Management Solutions, Inc., a provider of hardware, software and services to the bankruptcy industry. From 2003 to 2006, Mr. Snider was the Senior Vice President and General Counsel of Geac Computer Corporation, Ltd., a global software and services provider. Prior to Geac Computer Corporation, Ltd., Mr. Snider was Senior Vice President and General Counsel at Lycos, Inc., an industry-leading Internet conglomerate. Prior to his in-house career, Mr. Snider was a member of the Boston law firm of Hutchins & Wheeler. Mr. Snider served as a Director on the Board of the New England Legal Foundation from 2001 to 2009, and was a Trustee of the Boston Bar Foundation from 2003 to 2007. Mr. Snider is a graduate of Amherst College and the University of Virginia School of Law.

Wayne Pastore has served as our Interim Chief Financial Officer since February 2010, our Treasurer since April 2010 and has been our Vice President, Finance, Corporate Controller and Chief Accounting Officer since May 2008. He had previously been our Director, Business Process Improvement from February 2008 to May 2008. Prior to joining the Company, from September 2006 to February 2008, Mr. Pastore was Director of Financial Planning and Analysis of Sycamore Networks, Inc., an optical switching company. From December 2003 to September 2006, he was Corporate Controller of Spotfire, Inc., a business analytics software company.  Mr. Pastore was also the Corporate Controller at eXcelon, Inc., a database software company, from 2000 to 2003. Mr. Pastore spent thirteen years in public accounting prior to his work in-house.  He has a Bachelor of Science in accounting from the University of Massachusetts/Lowell and a Juris Doctor from Suffolk University Law School.

Mohammed Shanableh joined Sonus in September 2004. He has been our Vice President, Worldwide Sales since August 2007. From October 2006 to July 2007, he was Vice President, Sales Engineering, and was Vice President, Network Technology Solutions, from September 2004 to October 2006. Mr. Shanableh was Director, Carrier Strategy at Telica, a developer of intelligent multi-service broadband switching systems for next generation service providers, from January 2002 to September 2004. He co-founded Valiant Networks, where he was served as Vice President, Professional Services, from December 1999 to December 2001.

Kathy Harris has been our Vice President, Human Resources since July 2007 and has more than 20 years of experience in human resources. Prior to joining Sonus, Ms. Harris held the position of Vice President, Human Resources at Lightbridge, from 2000 to 2007. Prior to Lightbridge, Ms. Harris was Vice President, Human Resources at Trend-Lines, Inc. Ms. Harris holds a Master of Business Administration and a Bachelor of Science degree in Government from Suffolk University, Boston. Ms. Harris is a member of the Human Resources Leadership Forum, Society for Human Resources Management and the Northeast Human Resources Association.

Gale England has been our Vice President, Product Operations since May 2005. Prior to joining Sonus, Mr. England was the Chief Executive Officer and President of Numetrix Inc., a San Francisco-based software applications company. From 2000 to 2001, he was General Manager and Vice President of Engineering Development at VillaMontage Systems, a broadband access solution funded by Convergence Partners. Prior to 2000, Mr. England had also held senior management positions at Digital Equipment Corp., Wellfleet Communications, Inc., Bay Networks and Nortel Networks, Inc.

Matt Dillon has been our Vice President, Global Services since 2001. Prior to joining Sonus, from 1987 to 2000, he was a founding member of Boston Technology (later purchased by Comverse Technology Corp.), which created the de-facto standard in scalable central office-based voicemail platforms for Bell Atlantic. From 1984 to 1987, Mr. Dillon was Vice President of Operations for Technology Enterprises.

Kumar Vishwanathan has been our Vice President, Engineering and Chief Architect since August 2009. Mr. Vishwanathan holds 15 patents and has more than ten applications pending in telephony, multimedia and collaboration. Prior to joining Sonus, Mr. Vishwanathan served as the co-founder and Vice President of Solutions for envIO Networks, a mobile content and social marketing platform provider. Mr. Vishwanathan was part of the founding team at Winphoria Networks, Inc., helping the company to pioneer technology in the wireless softswitch and push-to-talk over cellular markets. After Motorola, Inc.’s acquisition of Winphoria Networks, Inc. in May 2003, Mr. Vishwanathan served as the Senior Director of Engineering where he was responsible for overseeing the development of the company’s Core Networks product line. Prior to joining Winphoria Networks, Inc. in 2000, Mr. Vishwanathan worked at Lucent Bell laboratories defining the early softswitch architectures and the development of the Lucent SoftSwitch.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file reports of initial ownership and subsequent changes in that ownership with the SEC. Based solely on a review of the copies of reports furnished to us and the written representations of our directors and executive officers, we believe that during the year ended December 31, 2009, our directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements, except that Matt Dillon had one report covering one transaction filed late with respect to 2009, one report covering two transactions filed late with respect to 2008 and one report amending one transaction with respect to 2007.

Item 11.  Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of the Compensation Program

The Compensation Committee of the Board oversees our executive compensation program, approves all compensation policies applicable to our executive officers in accordance with our compensation philosophy and makes decisions regarding all forms of compensation to executive officers.

Philosophy and Objectives

The Compensation Committee believes that the most effective compensation programs are designed to attract, retain, motivate and reward executive talent as well as to align the interests of our executive officers with those of our stockholders.

Compensation awarded or paid to our executive officers is based upon their scope of responsibilities, experience and demonstrated performance.  The Compensation Committee relies upon its experience and judgment and not upon rigid guidelines or formulas in determining the amount and mix of compensation elements for each executive officer.  The Compensation Committee believes that the executive compensation program should include competitive cash and stock-based compensation components that reward performance as measured against established goals.  The Compensation Committee annually reviews market data and information, which is provided from time to time by a compensation consultant, to determine the appropriate level and combination of incentive and non-incentive, cash and equity-based compensation, based upon competitive data.  The Compensation Committee believes that as a growth-oriented company, Sonus should continue to provide significant equity incentives as a component of compensation.

The Compensation Committee evaluates executive compensation to ensure that we have an effective executive compensation program. The Compensation Committee believes that such a program should be tied to annual and long-term strategic goals for the business and should align executives’ interests with those of the stockholders by rewarding performance that achieves those goals with the objective of ultimately increasing shareholder value. As the Compensation Committee believes that our executives should have incentives to bring us to a higher level of performance as compared to our peer group, total direct compensation is intended to represent a strong competitive position (60th percentile opportunity if goals are achieved) as compared to our peer group.  For further information on our peer group, please see below.

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

The Compensation Committee reviews our executive compensation program to ensure that it does not encourage excessive risk taking.  More specifically, this review includes the executive cash-based incentive program that covers all executives, except for our Vice President of Worldwide Sales. Based on the Compensation Committee’s review of our executive compensation program, it concluded that such program does not encourage excessive or inappropriate risk taking by our executive officers for the following reasons, among others: our executive compensation program pays for performance against financial targets that are set to be challenging to motivate a high degree of business performance, with an emphasis on longer-term financial success and prudent risk management; and qualitative factors beyond the quantitative financial metrics are a significant consideration in the determination of individual executive compensation payments — how our executive officers achieve the financial results and demonstrate leadership consistent with the Sonus values are critical to individual compensation decisions.  The Compensation Committee is confident that our executive compensation program is aligned with the interests of our stockholders and rewards for performance.

In order to achieve the objectives of our program, the Compensation Committee believes that the executive compensation program must include competitive cash and stock incentive-based compensation components that reward performance and that are heavily weighted towards incentive-based compensation rather than fixed base salaries as a percentage of total compensation. Consistent with this philosophy, the executive compensation program historically was structured with executive base salaries that were below the median of our peer group, but with annual cash incentives designed to make us competitive with our peer group (total cash compensation at the 50th percentile opportunity if annual goals were achieved), and long-term equity incentives that were highly competitive with our peer group (75th percentile opportunity if goals were achieved). More recently, however, the performance of the stock markets in general, and the Company’s stock in particular, have diminished the value of the Company’s equity incentives, and as a result, the Compensation Committee and management have been required to increase the base salaries in order to attract and retain talented executives necessary to create a company with strong growth and earnings potential.

The Compensation Committee compared the Company’s programs with a peer group of global telecommunications companies, which was selected with the help of compensation consultant Frederic W. Cook & Company.  The peer companies included Acme Packet, Inc., ADTRAN, Inc., Airvana, Inc. (which recently announced that it is to be acquired by a group of private equity firms), Blue Coat Systems, Inc., Digi International Inc., EMS Technologies, Inc., Emulex Corporation, Extreme Networks, Inc., Harmonic Inc., Ixia, Starent Networks LLC (which recently announced that it is to be acquired by Cisco Systems) and Tekelec.  The peer group selection factors included revenue size (primarily companies in the $100 million to $500 million annual revenue range with medium revenue of $357 million) and industry (including all high-technology companies with a majority in the networking/telecommunications industry). A new group was used for purposes of 2009 compensation decisions. The Compensation Committee no longer included Juniper Networks, Inc., LEAP Wireless International, Inc., UT Starcom, Inc., Ciena Corporation and XO Communications, LLC because each of these companies had significantly higher revenues, total assets and headcount than Sonus and its other peer companies.  Sycamore Networks, Inc. was not included because it had significantly less revenue than Sonus and its other peer companies.  Red Hat, Inc. was not considered a peer because it is in the systems software business and LEAP Wireless International, Inc. was not considered a peer because it is in the wireless telecommunications services industry.  The Compensation Committee believed that the 2009 peer group was more cohesive than the 2008 peer group, as the updated peer companies had similar revenues ranging from $116 million to $501 million and hired similar types of employees with comparable skill sets. Additionally, each of the companies in our 2009 peer group was classified under the “Communications Equipment” Global Industry Classification Standard sub-industry description. As a result of recently announced acquisitions of companies within our peer group, the Compensation Committee has amended the peer group for 2010.

While our executive compensation program is intended to provide competitive, incentive-based compensation to our executives, actual executive compensation can vary greatly. The amount of incentive-based cash compensation awarded is based on measures of profitability and revenue and therefore, executives are only awarded such compensation if they achieve the annual corporate performance goals set by our Board and their individual measures of performance. Over the last several years, although target annual cash incentives and target long-term equity incentives have been competitive and highly competitive, respectively, with our peer group, because we have not achieved our target performance goals, executives have been compensated well below target levels and below that of our peer group and survey market references. Please see “Determining Executive Compensation.”

Over the last several years, it has become even more important to maintain target incentive-based compensation at the higher level of the annual revenue range within our peer group because executive retention and motivation have been affected by the challenging market environment and the price of our stock has not led to appreciation in the value of previously granted stock options. Executive turnover has influenced executive compensation decision-making as we promoted a new Chief Operating Officer and a new Interim Chief Financial Officer in February 2010, hired a new Vice President, Engineering and Chief Architect in August 2009, a new Senior Vice President and General Counsel in June 2009, a new Senior Vice President and General Manager in December 2008 (who was later promoted to Chief Operating Officer in January 2010), and a new President and Chief Executive Officer in June 2008. With the need to attract these new hires, our executive compensation became market-driven. We face competition for executives from larger companies with significantly greater cash compensation and from smaller private companies with greater perceived equity growth potential through an initial public offering or acquisition and therefore must be competitive in our total compensation in order to attract and retain highly talented executives.

Compensation Components

Our executive compensation program has three major components: (i) base salary, (ii) cash-based incentives and (iii) equity-based incentives. The Compensation Committee reviews the executive compensation program on an annual basis.

Base Salary.  Aggregate base salaries are designed to reflect the scope of responsibilities, performance and competencies of the individual executives. Increases in salary are based on an evaluation of the individual’s performance and level of pay compared to benchmark data for similar positions at peer companies. The salary for each Named Executive Officer, other than our Vice President of Worldwide Sales, was originally determined in their respective employment agreements, is reviewed on an annual basis, as well as at the time of a promotion or other change in responsibilities. For 2009, the Compensation Committee, based on recommendations by management, decided that in light of the overall economic environment and business conditions, executive salaries would be frozen at 2008 levels.

Cash-based Incentives.  Cash-based incentives are expected to represent a substantial part of total compensation for our executives and are based on measures that reflect annual financial and management objectives, as applicable. A significant portion of each executive officer’s cash-based compensation is tied to the achievement of both corporate financial goals and individual performance objectives, while Dr. Nottenburg’s bonus compensation is tied to the achievement of corporate financial goals. The Compensation Committee determined that Dr. Nottenburg should be focused solely on corporate financial goals and therefore, his individual goals for 2009 were our corporate financial goals for 2009. While the Compensation Committee has the discretion to pay Dr. Nottenburg even if the corporate financial goals are not achieved, they did not exercise such discretion relating to Dr. Nottenburg’s bonus compensation for 2009 because we achieved our corporate goals for 2009.

Under the 2009 executive cash-based incentive program, which covered all executive officers other than the Vice President of Worldwide Sales, the Compensation Committee set each executive’s cash-based incentive as a percentage of his or her base salary. (The incentive compensation for the Vice President of Worldwide Sales was based on a commission plan more fully described under the Summary Compensation Table and under “Employment, Severance and Change of Control Arrangements” below.) One hundred percent of the cash incentive bonus for our Chief Executive Officer, which was targeted at 80% of his base salary, was based upon the achievement of corporate goals alone.  Each of the other executives was allocated a target cash incentive as a percentage of base salary ranging from 20% to 60%, as determined by the Compensation Committee, and awarded 50% based upon achievement of corporate operating and financial goals and 50% based upon achievement of individual performance objectives established for each executive, subject to the discretion of the Compensation Committee. The target bonus levels were chosen based upon competitive market and peer group data and analysis as described in “Determining Executive Compensation” below. The corporate goals were chosen based upon financial metrics which are generally used by investors and financial analysts in measuring our corporate performance. Individual objectives included product development and quality metrics, improvement of corporate processes, development of strategic partnerships, expansion of geographic infrastructure, growth of customer base and supply chain improvement.

The corporate goals for the 2009 executive cash-based incentive program consisted of three measures, which were calculated independently. Each had designated thresholds as indicated below and a maximum payout at 125% of the measurement metric. Given the uncertain economic environment in 2009, one of our corporate goals was to preserve cash.

Therefore, one cash metric, which was designed to reward our executives if the cash goal exceeded 100%, had an accelerator of two times the incremental portion of the award which exceeded 100% of target:

Corporate Goal	% of Target	Threshold Performance Level
1. Revenue	10%	85%
2. Full Year Operating Earnings (Loss)	15%	60%
3. Cash	25%	85%
	50%

The potential payout of individual goals was based upon performance levels ranging from 70% to 130%.

The formula for calculating the payment under the 2009 executive cash-based incentive program was as follows: corporate revenue goal achievement % × 0.10 (target incentive dollars) plus corporate full year operating earnings (loss) achievement % × 0.15 (target incentive dollars) plus corporate cash achievement % × 0.25 (target incentive dollars) plus individual management bonus objectives, or MBO, achievement % × 0.5 (target incentive dollars) plus accelerators, if earned for cash goal exceeding 100%.

The corporate goals target for the 2009 executive cash-based incentive program was based upon achievement of corporate goals as follows:

Weight	Objective	Measurement Metrics	Achievement Leverage Factor	Accelerator(4)	Achievement Percentage
10%	Revenue(1)	$225,000,034	85-125%	0	101.2%
15%	Full Year Operating Earnings (Loss) (2)	$(14,918,000)	60-125%	0	125%
25%	Cash (3)	$353,489,000	85-125%	2x for delta if metric exceeds $353,489,000	119%
50%	Individual MBO		70-130%		Varies based on individual performance
Total: 100%

(1)

If this measure was not achieved, it would be deemed achieved if the sum of (i) the actual performance of this measure and (ii) the amount of any positive change in deferred revenue for 2009 met or exceeded the target performance for this measure. However, the impact of any positive change in deferred revenue did not count towards greater than 100% achievement for this measure.

(2)

Operating earnings (loss) is a non-GAAP measure that excluded stock-based compensation expense, amortization of intangible assets and restructuring expense in 2009. In addition, this metric excludes any effect of activities relating to mergers and acquisitions.

(3)	This metric excludes any effect of activities relating to mergers and acquisitions.

(4)	Accelerator only applied if the achieved metric was over 100%.

As an example, the bonus calculation for an executive who achieved 100% of his individual performance objectives and whose target cash incentive was $100,000 is set forth below, based on a range of performance levels of corporate goals:

Weight	Objective	Accomplish 85% of Corporate Objectives ($)	Accomplish 100% of Corporate Objectives ($)	Accomplish 105% of Corporate Objectives ($)	Accomplish 150% of Corporate Objectives ($)
10%	Revenue	$8,500	$10,000	$10,500	$12,500
15%	Full Year Operating Earnings (Loss)	12,750	15,000	15,750	18,750
25%	Cash	21,250	25,000	25,000	25,000
	Accelerator	—	—	2,500	12,500
50%	Individual MBO	50,000	50,000	50,000	50,000
	Total	$92,500	$100,000	$103,750	$118,750

The Compensation Committee has established a Senior Management Cash Incentive Plan, effective as of February 23, 2010, pursuant to which the Compensation Committee expects to create cash-based award opportunities for 2010 based upon the achievement of financial metrics consistent with our 2010 operating plan and the financial objectives associated with that plan. We consider our corporate goals to be confidential and their disclosure would cause competitive harm for us and, therefore, we do not disclose these goals for performance periods not yet completed. We reasonably believe we will achieve these targets; based on past experience, we achieved approximately 100% of the corporate goals for 2006, 64% of the corporate goals for 2007, 14.8% of the corporate goals for 2008 and 117% of the corporate goals for 2009.  A high level of performance by management will be required to achieve the corporate goals for 2010. The 2010 individual MBOs will be based upon the achievement of certain financial, operating and strategic goals.

Equity-based Incentives.  Equity-based incentives are provided to executives whose decisions and actions have a direct impact upon our performance and success. Stock options and restricted stock are awarded to our executive officers in order to tie compensation directly to our long-term success and to increase in shareholder value. In determining the size of the stock option and/or restricted stock grants awarded to each executive officer, the Compensation Committee takes into account the executive officer’s position, past performance, anticipated contribution to our long-term goals, and industry practices and norms. Long-term incentives granted in prior years and existing levels of stock ownership are also taken into consideration. The Compensation Committee believes that a combination of stock options and restricted stock is most effective in meeting the key objectives of employee retention, motivation, and shareholder alignment, and is the most cost effective and efficient manner of share usage, taking into account stock-based compensation expense and cash flow. Under the 2007 Plan, a finite number of shares are available. The aggregate number of shares under the 2007 Plan was based upon projected requirements in the normal course of business over a two-year period, within recommended guidelines, assuming similar usage rates to prior years based upon our hiring and annual stock incentive programs, as well as the use of restricted stock in addition to stock options. The historical practice of allocating equity awards to top performers and critical positions will be continued.

Determining Executive Compensation

The Compensation Committee evaluates and approves goals and objectives of the Chief Executive Officer; reviews and approves goals and objectives of other key executive officers; evaluates the performance of the executives in light of those goals and objectives; determines and approves the compensation level for the Chief Executive Officer; reviews and sets compensation levels of other key executive officers; evaluates and approves all grants of equity-based compensation to executive officers and recommends to our Board compensation policies for outside directors. The Compensation Committee may form and delegate authority to one or more subcommittees as it deems appropriate from time to time.

At the outset of the fiscal year, our Board sets the overall corporate performance goals for the year, while the Compensation Committee reviews and approves each executive’s individual MBOs and target bonus, except as otherwise predetermined by an employment agreement. After the end of the fiscal year, the Compensation Committee reviews the actual corporate and individual performance against the predetermined corporate performance goals and individual MBOs to determine the appropriate bonus amount, as well as other performance considerations related to unforeseen events during the year. For each of the performance goals, a formula establishes a payout range based upon the target bonus allocation. The formula also determines the percentage of the target bonus to be paid based on a percentage of goal achievement.

The Compensation Committee has the authority to retain compensation consultants and other outside advisors to assist in the evaluation of executive officer compensation. The Compensation Committee reviews each component of the executive’s compensation against executive compensation surveys. The surveys used for comparison reflect compensation levels and practices for persons holding comparable positions at certain of our peer group companies. The Compensation Committee also solicits appropriate input from our Chief Executive Officer, who works with our Vice President of Human Resources, to recommend compensation for those executives reporting directly to him. The Compensation Committee considers, but is not bound by, recommendations made by Company management. Similarly, the Compensation Committee may accept, reject or modify any recommendations by compensation consultants or other outside advisors. All decisions regarding the Chief Executive Officer’s compensation are made by the Compensation Committee in executive session, without the Chief Executive Officer present.

For fiscal 2009, the Compensation Committee retained Frederic W. Cook & Company as its compensation consultant to provide an analysis of the total compensation practices for our executive and senior management positions. The purpose of the study was to provide management and the Compensation Committee with current information on the competitiveness of our total cash and long-term incentive compensation. The study provided a significant amount of comparative information, using peer group and market data. The Compensation Committee determined the need to review the current compensation strategy and the market reference peer group based on larger company metrics, considering our current and future growth potential. Our 2009 target compensation was compared to both our peer group and survey data.  While the competitive positioning of individual executives varied, in the aggregate, the findings by Frederic W. Cook & Company indicated that our base salaries were generally commensurate with that of our peer group and survey medians; for eight of the nine executives whose target bonuses were scheduled to be reduced by 50% in 2009, target total annual cash compensation was generally below the peer group and survey medians; and target total direct compensation was above the peer group and survey medians for the top five executives but below the survey medians for the next four highest paid executives.  Due to the uncertainty of macroeconomic conditions and business results and because base salaries were generally commensurate with that of our peer group and survey medians, the Compensation Committee determined to keep 2009 executive compensation at 2008 levels.

For 2009, the methodology for the compensation review conducted by Frederic W. Cook & Company included a compensation analysis and comparison on a job description level with peer companies based upon information derived from publicly-disclosed information provided on proxy statements.  The primary peer group included Acme Packet, Inc.,  ADTRAN, Inc., Airvana, Inc. (which recently announced that it is to be acquired by a group of private equity firms), Blue Coat Systems, Inc., Digi International Inc., EMS Technologies, Inc., Emulex Corporation, Extreme Networks, Inc.,  Harmonic Inc., Ixia, Starent Networks LCC (which recently announced that it is to be acquired by Cisco Systems) and Tekelec.  The peer group selection factors included revenue size (primarily companies in the $100 million to $500 million annual revenue range with medium revenue of $357 million) and industry (including all high technology companies with a majority in the networking/telecommunications industry).

Our compensation philosophy is that the overall compensation structure should be competitive within the industry in order to attract and retain talented executives and motivate our executive officers to achieve our business goals.

Annual Bonus

The Company’s compensation program includes eligibility for an annual performance-based incentive program in the case of all management employees with a management title of “Director” or higher. The award of an annual incentive bonus, which is paid in cash, creates an incentive for management employees to achieve desired short-term corporate goals that are in furtherance of the Company’s long-term objectives. The program establishes target bonuses, set as a percentage of base salary, for each position. The target bonus for executive officers included, in fiscal 2009, a weighting of annual corporate and individual performance goals. In fiscal 2009, the target bonuses for our officers ranged from 20% to 60% of their base salary, and the portion of the bonus that was tied to corporate performance was 50%. The Compensation Committee annually reviews target bonuses as a component of executive compensation against the peer group data.  It believed the target bonuses for our executive officers for 2009 were within the appropriate range as a percentage of base salary and overall total compensation.

Non-executive vice presidents and management directors are eligible for a similar performance-based bonus with their target bonus at a lower percentage of salary. All other eligible employees have target bonuses at 10% to 30% of salary, with their actual bonus awards dependent on the achievement of corporate goals and individual MBOs. The 2010 annual performance-based incentive program will include all employees, except for commissioned sales employees.

The Compensation Committee determines the annual bonus to be paid to the Chief Executive Officer given his target bonus, achievement of corporate goals, and the Compensation Committee’s overall assessment of performance based on achievement of such corporate goals.  For the Chief Executive Officer’s direct reports, the Compensation Committee reviews and approves the annual bonuses to be paid to such individuals, based upon the Chief Executive Officer’s recommendations.  The Chief Executive Officer determines the annual bonus to be paid to all other management employees with a management title of “Director” or higher who are not his direct reports. The Board may approve, modify or override the determination of the Compensation Committee or the Chief Executive Officer, as applicable, of a management employee’s bonus payment based on its view of the achievement of performance goals.

When Dr. Nottenburg joined the Company in June 2008, pursuant to his employment agreement with the Company, for fiscal year 2008, Dr. Nottenburg was guaranteed a bonus of 80% of his base salary pro rated for the days in 2008 he was employed by us. Similarly, when our Senior Vice President and General Counsel Jeffrey Snider joined us in June 2009, pursuant to his employment agreement with the Company, for fiscal year 2009, Mr. Snider was guaranteed a bonus of 50% of his base salary pro rated for the days in 2009 he was employed by us.  Dr. Nottenburg and Mr. Snider were each guaranteed an initial pro-rated bonus as an incentive to join the Company.  They also received such a bonus because it would be difficult for the Compensation Committee to determine the effect each would ultimately have during their first year at the Company.  The decision by the Compensation Committee to guarantee such bonuses is made on a case-by-base basis.

The Chief Executive Officer is responsible for determining the level of achievement of each executive, including his direct reports, against the stated corporate goals and the executive’s achievement of certain individual goals.  The Chief Executive Officer works with each of the Named Executive Officers to identify individual goals that are aligned with corporate objectives, strategic plan objectives and individual department objectives that are unique to each Named Executive Officer’s position and scope of responsibility.  Individual goals typically pertain to meeting financial targets, leading and overseeing major projects, operational efficiencies, reliability and compliance. For each Named Executive Officer’s performance (other than the Chief Executive Officer), the Chief Executive Officer bases his evaluation on his conversations with the Vice President of Human Resources regarding the development and objectives of each Named Executive Officer, his knowledge of the individual’s accomplishments as well as discussions with each of the Named Executive Officers.  The achievement level is determined in the first quarter of each year based on the performance in the preceding year. In fiscal 2009, the corporate goals included revenue of $225,000,034, operating loss of $14,918,000, and cash of $353,489,000. Fiscal 2009 corporate goals incorporated an operating loss because of the economic outlook for fiscal 2009 as well as lower revenues as compared to fiscal 2008. Based on the Company’s performance in fiscal 2009, the Compensation Committee determined that the metric payout level of achievement against fiscal 2009 corporate goals was 113.38%.  Achievement of the individual fiscal goals was as follows: 101.2% of the revenue goal, 125% of the operating earnings goal and 119% of the cash goal.

With the exception of Dr. Nottenburg’s 2009 executive cash incentive program, which consisted entirely of corporate achievement metrics, the Company’s 2009 executive cash incentive program consisted of both individual and corporate achievement metrics.  Over sixty executives and senior managers were eligible to participate in the program.  After the 2009 corporate metrics were approved on February 20, 2009, however, the Compensation Committee determined to reduce the payout at target to 50% of the original amount on April 24, 2009.  This was approved for several reasons, including the willingness of our executives and senior managers to demonstrate to non-executive employees that our executives and senior managers were willing to sacrifice their compensation at the same time headcount restructuring efforts were undertaken by us throughout 2009; the desire to implement such changes to the 2009 executive cash incentive program without amending the individual metrics on which each of the executives’ and senior managers’ incentives was based; and the uncertainty of macroeconomic conditions and business results.  In light of the Company’s performance for 2009, and significant efforts undertaken by executives and senior managers to achieve that performance, on January 27, 2010, the Compensation Committee ultimately determined to increase the payout at target to 75% of the original amount.

Target bonus levels were determined based upon competitive market and peer group data and analysis.

For fiscal 2009, individual performance of an executive officer was assessed based on the level of achievement of individual goals. Each executive was given a performance ranking based on this assessment. For all executive officers other than the Chief Executive Officer and his direct reports, the Compensation Committee considered the recommendations of the Chief Executive Officer and his direct reports. According to Dr. Nottenburg’s employment agreement, he will be entitled to two performance stock grants of 250,000 shares each upon our achieving certain performance metrics between January 1, 2010 and December 31, 2012, as approved by the Compensation Committee.

The Chief Executive Officer and/or his direct reports reviewed the performance reviews for all management employees and presented the performance data and his recommendations to the Compensation Committee based on the guidelines previously established by management for review. Similar to awards by the Company of equity-based incentives, Mr. Snider’s and Mr. Vishwanathan’s respective target bonus levels were based upon competitive data, including peer group and survey data, their positions in the Company, and their anticipated contributions to our long-term goals. As new hires, their respective experiences were also taken into consideration. The Chief Executive Officer provided a recommendation as to Messrs. Snider’s and Vishwanathan’s target bonuses to the Compensation Committee for the Compensation Committee’s approval. Pursuant to Mr. Snider’s employment agreement, during each year he is employed by the Company, Mr. Snider is eligible to receive a target bonus of 50% of his then-current annual base salary.  For 2009, his target bonus was pro-rated because he joined the Company in June 2009, and his 2009 target bonus of $77,188 was guaranteed and payable by April 15, 2010. Pursuant to Mr. Vishwanathan’s employment agreement, during each year he is employed by the Company, Mr. Vishwanathan is eligible to receive a target bonus of 50% of his then-current annual base salary.  For 2009, his target bonus was pro-rated because he joined the Company in August 2009.  Mr. Vishwanathan will also be entitled to one performance stock grant of 75,000 shares upon our achieving certain performance metrics for each of the three fiscal years ending December 31, 2009, 2010 and 2011. 3,860,860 shares were granted as equity incentive awards by the Compensation Committee in 2009 under the 2007 Plan.

As Vice President of Worldwide Sales, Mr. Shanableh’s cash incentives were based upon the achievement of goals related to revenue and sales orders, which supported our corporate goals.  Mr. Shanableh’s cash incentive was based upon commissions as a percentage of sales orders and revenue quotas achieved and he was eligible for additional commissions based upon achievement of 80% of the sales order and 80% of the revenue goals.  For 2009, Mr. Shanableh’s commission rates on sales orders up to 80% of quotas was 0.03739% and his commission rates on revenues up to 80% was 0.03988%.  The rates for achievement of sales orders and revenue in excess of quotas were 0.18694% and 0.19940%, respectively. Mr. Shanableh also received commissions based upon annual gross margin attainment of 60%, which was payable quarterly and at a rate of $672.98 per gross margin percentage in 2009.  Mr. Shanableh’s compensation plan provided an incentive bonus of $25,000 for achieving $225,000,000 in revenue and an additional bonus of $25,000 for achieving $225,000,000 in revenue and 62% in gross margin.

Based on the criteria described above, the Compensation Committee approved cash bonuses for our management officers in February 2010. The annual cash incentive bonus paid to our Named Executive Officers in February 2010 is set forth in the Summary Compensation Table following this report.

In January 2010, our Board, based upon the recommendation of the Compensation Committee, approved our fiscal 2010 bonus plan.  This plan is based on the following design: corporate metrics, team goals, individual goals and/or performance. The Compensation Committee set such target at a level where the executives would be expected to be paid 100% of their target bonus if the Company achieves its fiscal 2010 projected pre-bonus adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, subject to adjustments for actual performance above or below the projection up to a maximum of 225% of the executive’s targeted bonus under extraordinary circumstances.

Severance and Retention Program and Agreements

In February 2010, Mr. Gaynor, our former Chief Financial Officer, resigned from the Company. He was not eligible to receive, and did not receive, any compensation package or severance pursuant to the terms of his Executive Severance and Arbitration Agreement or his employment agreement.

In 2008, the Compensation Committee approved a severance and retention program and agreement for certain executive officers, including our former principal financial officer. The Compensation Committee considered the value of services provided by such officers and their unique capabilities. The Compensation Committee engaged an executive compensation consultant, the Wilson Group, and the Compensation Committee negotiated a compensation package and terms for such officers. The Compensation Committee concluded it was in our best interests to provide a retention package with incentives based on performance and appreciation of stock value. Our former principal financial officer and certain other key employees each entered into an Executive Severance and Arbitration Agreement with us on October 7, 2008, which is described below under “Employment, Severance and Change of Control Arrangements”.

Benefits and Other Compensation

Executives are eligible for the same benefits that are available to all employees, which include group health insurance, life and disability insurance, dental insurance, and paid holidays. All employees begin accruing three weeks vacation upon date of hire. We offer a 401(k) program and an Amended and Restated 2000 Employee Stock Purchase Plan.

We do not typically offer perquisites or employee benefits to executive officers that are not also made available to employees on a broad basis.

Stock Option Grant Policy

We have granted stock options under the 2007 Plan as a means of promoting the long-term success of our business because we believe that sharing ownership with our employees aligns their interests with our interests and the interests of our stockholders and encourages our employees to devote the best of their abilities and efforts to our company. Each stock option award specifies the exercise price that the employee must pay to purchase shares of common stock when the option is exercised. The exercise price per share is set at the closing market price of a share of our common stock on the date the option is granted. Employees receive value from their options only by exercising their rights under the options to purchase shares of common stock and subsequently selling the purchased shares at a price that exceeds their purchase price.

Exchange Program

On May 10, 2005, we filed a Registration Statement, or the Prior Registration Statement, on Form S-8 (333-124777) with the SEC to register 40,000,000 shares of common stock, which had been authorized and reserved for issuance under the Amended and Restated Sonus Networks, Inc. 1997 Stock Incentive Plan, or the 1997 Plan.  At our annual meeting of stockholders held on November 12, 2007, our stockholders approved the Sonus Networks, Inc. 2007 Stock Incentive Plan.  At the our annual meeting of stockholders held on June 19, 2009, or the 2009 Annual Meeting, our stockholders approved a proposal to engage in the Exchange Program, whereby we would offer to certain employees, subject to specified conditions, the right to exchange some or all of their outstanding stock options for shares of restricted stock.  In connection with the Exchange Program, our stockholders also approved the 2007 Plan at the 2009 Annual Meeting.  The 2007 Plan was amended to reserve an additional number of shares of common stock to be tendered pursuant to the Exchange Program.  The Exchange Program began on September 8, 2009 and expired on October 5, 2009, at 11:59 p.m. Eastern Daylight Time.  At the conclusion of the Exchange Program, options to purchase 5,476,701 shares of our common stock were tendered, which we accepted for cancellation, and in exchange, we issued 1,015,360 shares of restricted stock.

The Exchange Program allowed us to provide our employees, who are important to our future growth, with restricted shares that would provide them with a more certain measure of realizable value in accordance with the vesting schedule. Our executive officers, however, were not eligible to participate in the Exchange Program. The Compensation Committee believed that the Exchange Program would improve employee morale and increase employee retention, while aligning employee and stockholder interests.

New Hire Grants

The Compensation Committee has delegated authority to our Chief Executive Officer to grant new hire options consistent with approved guidelines and restrictions governing the delegation. These guidelines are as follows:

•      Such options are granted pursuant to the 2007 Plan;

•      Such options are on the terms of our standard form of stock option agreement;

•      Such options must, to the maximum extent permitted by applicable federal tax laws, be granted as incentive stock options;

•      The grant date is the 15th day of the month following the employee’s start date and the exercise price of these options is equal to the closing price of our common stock on that grant date, or the next business day in the event that the 15th day falls on a day that the NASDAQ Stock Market is closed;

•      The Chief Executive Officer is not authorized to grant options (a) to himself or to any of our executive officers, or (b) to any new employee for more than 100,000 shares of our common stock;

•      The Chief Executive Officer is authorized to delegate his authority to our Chief Financial Officer and/or Vice President of Human Resources (or the most senior human resources executive); and

•      The Chief Executive Officer must maintain a list of the options granted pursuant to the delegated authority and must, upon request, report to the Compensation Committee regarding the options granted.

The Compensation Committee reviews all new hire grants issued under the delegation of authority. The Compensation Committee also reviews and, if appropriate, approves the grants to new hires in excess of 100,000 shares at a Compensation Committee meeting. The actions taken at the meetings are documented in meeting minutes subsequently approved by the Compensation Committee. The list of proposed individual grants is provided in advance of the Compensation Committee meeting and is included in the meeting minutes.

Annual Equity Incentive Grants

The Compensation Committee annually considers an equity incentive grant for certain of our key employees, including executives, in connection with its annual review of employee and executive compensation. At a Compensation Committee meeting, the Compensation Committee reviews a proposed plan for the granting of equity awards to executives and employees in connection with the annual equity incentive program. Typically, employee eligibility is based upon hire date with a required minimum of one year of service. Among the eligible employees, awards are allocated to employees based upon management’s evaluation of employee performance and other business criteria.

The proposed plan includes overall parameters of the plan and a pool of shares to be allocated under the plan. The Compensation Committee discusses the plan with management and then requests that management provide the Compensation Committee with a specific list of individual grants for employees consistent with the Compensation Committee’s guidance. The Compensation Committee determines specific grants for executives. Management then prepares a list of individual grants for employees and executives and submits to the Compensation Committee the list of individual grants for employees and executives. The Compensation Committee reviews and, if appropriate, approves the list of individual grants at a Compensation Committee meeting. The actions taken at the meetings are documented in meeting minutes subsequently approved by the Compensation Committee. The list of individual grants is attached to the meeting minutes.

The Compensation Committee has established the grant date for annual equity incentive grants to be August 15 of each year, or the next business day following August 15 if August 15 falls on a weekend or holiday. The Compensation

Committee retains the right to change this date based on business events that might warrant using another date for the annual equity incentive grant date.

The Compensation Committee followed this practice for 2009 equity incentive grants.  However, based upon the recommendation of management, the Compensation Committee made the decision to refrain from implementing a broad-based equity incentive grant program to employees, including the Named Executive Officers, in 2009. The recommendation was based upon a consideration of the number of shares that remained available for grant under the 2007 Plan and an estimate of the number of shares which would be required to fulfill our employee hiring plans.

Promotion and Achievement Grants

From time to time, our management recommends to the Compensation Committee promotion or achievement grants to our employees or executives. Our management includes all recommended individual stock option grants for approval by the Compensation Committee in the meeting materials provided in advance of the meeting. We document all Compensation Committee meetings with minutes reflecting any stock option grants approved during the meeting. The Compensation Committee approves promotion or achievement grants at Compensation Committee meetings. The actions taken at the meetings are documented in meeting minutes. Promotion and achievement grants typically have a grant date of the 15th day of the month following the Compensation Committee’s approval of the grant, or the next business day if such 15th day of the month is a weekend or holiday.

No such awards were made in 2009 to any of the Named Executive Officers.

Vesting

Provided that an employee continues his or her employment with us, on the applicable vesting date, options will vest and become exercisable as follows: (i) new hire grants: 25% of the shares vest on the first anniversary of the date that employment with us commences, or the employment date, and the remaining 75% of the shares vest in equal increments of 2.0833% monthly thereafter through the fourth anniversary of the employment date; (ii) all other option grants: 25% of the shares vest on the first anniversary of the grant date (as defined in the applicable notice of grant of stock options and option agreement) and the remaining 75% of the shares vest in equal increments of 2.0833% monthly thereafter through the fourth anniversary of the grant date; and (iii) restricted stock grants: 25% of the shares vest on the first anniversary of the employment date or the grant date and the remaining 75% vest in equal increments of 12.5% semi-annually through the fourth anniversary of the employment date or the date of the grant.

Grants to non-employee directors have the same vesting schedule as specified above subject to continued service on our Board.

For more disclosure relating to outstanding equity awards granted to the Named Executive Officers, please see page 30, below.

Termination

Options typically terminate on the tenth anniversary of the grant date (or the fifth anniversary of the grant date, if the optionee owns more than 10% of our common stock), provided that if an employee’s employment relationship with us terminates, the option termination date is determined based upon the reason for employment termination as follows: (i) death or total and permanent disability of optionee (as defined in Section 22(e)(3) of the Internal Revenue Code of 1986, as amended or the Code) — 180 days thereafter; or (ii) termination for any other reason — 30 days thereafter under the 1997 Plan or 90 days thereafter under the 2007 Plan, unless otherwise extended.

We have entered into agreements with certain executives providing for extended terms for stock option grants following the executive’s termination, as described under “Employment, Severance and Change of Control Arrangements” below.

Acceleration

In the event of an acquisition of us, or the Acquisition, as defined in the 2007 Plan, our standard stock option and restricted stock agreement and stock plan documents provide a pre-determined vesting schedule for such Awards.

Under our standard stock option agreement, effective immediately prior to the occurrence of an Acquisition, the lesser of the number of then unvested shares subject to a stock option Award or 25% of the total number of shares subject to that stock option Award will become vested.  In such event, the balance of the unvested shares subject to a stock option Award will continue to vest pursuant to the vesting schedule set forth in the Award.  Additionally, the vesting schedule will be shortened by 12 months.

Under our standard restricted stock agreement, effective immediately prior to the occurrence of an Acquisition, an additional 25% of the number of shares covered by the restricted stock Award will become vested and the remaining unvested shares subject to the restricted stock Award will continue to vest pursuant to the vesting schedule set forth in the Award.  Additionally, the vesting schedule will be shortened by 12 months.

Under our standard restricted stock agreement executed pursuant to the Exchange Program, effective immediately prior to the occurrence of an Acquisition, an additional 33 1/3% of the number of shares covered by such restricted stock Award will become vested and the remaining unvested shares subject to the restricted stock Award will continue to vest pursuant to the vesting schedule set forth in the Award.  Additionally, the vesting schedule will be shortened by 12 months.

We have entered into agreements with certain executives providing for acceleration of the vesting of stock options and restricted stock upon a change of control as described under “Employment, Severance and Change of Control Arrangements” below.

Tax and Accounting Considerations

Accounting for Stock-Based Compensation.  We account for stock-based compensation in accordance with ASC 718.

Incentive Stock Options.  Options granted to employees are intended to qualify as “incentive stock options” under Section 422 of the Code. However, we make no representation or warranty as to the tax treatment to the optionee upon receipt or exercise of the option or sale or other disposition of the shares covered by the option. In addition, options will not be treated as incentive stock options for tax purposes to the extent that options covering in excess of $100,000 of stock (based upon fair market value of the stock as of the respective dates of grant of such options) become exercisable in any calendar year; and such options will be subject to different tax treatment.

Policy on Deductibility of Executive Compensation.  The Internal Revenue Service, pursuant to Section 162(m) of the Code, generally disallows a tax deduction for compensation in excess of $1.0 million paid to our Chief Executive Officer and to each other officer (other than the Chief Executive Officer and Chief Financial Officer) whose compensation is required to be reported to our stockholders pursuant to the Exchange Act of 1934, as amended, by reason of being among our three most highly paid executive officers. Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. The Compensation Committee reviews the potential effect of Section 162(m) of the Code periodically and uses its judgment to authorize compensation payments that may be subject to the limit when the Compensation Committee believes such payments are appropriate and in our best interests and our stockholders best interests, after taking into consideration changing business conditions and the performance of our employees.  Of the total $1,970,937 compensation expense recorded in fiscal 2009, $1,369,467 was disallowed for tax purposes under Section 162(m) of the Code.

COMPENSATION COMMITTEE REPORT

The Compensation Committee consists of Paul J. Severino (Chairman), John A. Schofield, Beatriz V. Infante and H. Brian Thompson. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with our management. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

Submitted by,
COMPENSATION COMMITTEE:
Paul J. Severino (Chairman)
Beatriz V. Infante
John A. Schofield
H. Brian Thompson

The information contained in the foregoing report shall not be deemed “filed” or to be “soliciting material” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference.

Compensation Program as it Relates to Risk

Sonus management and the Compensation Committee review Sonus’ compensation practices to ensure that they do not encourage excessive risk taking.  Based upon our comprehensive review of our compensation program, we concluded that our compensation program does not encourage excessive or inappropriate risk taking for the following reasons, among others:

•      We structure our pay to consist of both fixed and variable compensation.

•      Our stock option awards generally vest over a period of four years and are only valuable if our stock price increases over time.

•      Our incentive plans include a profit metric as a significant component of performance to promote disciplined progress toward financial goals.  None of Sonus’ incentive plans are based solely on signings or revenue targets, which mitigates the risk of employees focusing exclusively on the short term.

We are confident that our compensation program for 2009 was aligned with the interests of our stockholders and rewards for performance.

The Compensation Committee and our management recognize that depending on the specific characteristics and circumstances of the Company, other compensation practices might also be appropriate.  Therefore, the Compensation Committee and our management are committed to reviewing this determination on an annual basis.

Executive Compensation Tables

Summary of Executive Compensation

The following table sets forth, for the year ended December 31, 2009 and for either of the two years prior thereto in which the individual was a Named Executive Officer, the compensation earned by our Chief Executive Officer, our former Chief Financial Officer and the other three most highly compensated executive officers serving as executive officers at December 31, 2009 (collectively, the Named Executive Officers).

SUMMARY COMPENSATION TABLE

Name and Principal Positions	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Richard N. Nottenburg	2009	$500,000	$—	$2,175,000	$405,300	$380,310	$2,322	$3,462,932
President and Chief	2008	$272,756	$216,667	$2,175,000	$1,647,800	$—	$673	$4,312,896
Executive Officer

Richard J. Gaynor(6)	2009	$285,010	$—	$—	$—	$139,003	$4,148	$428,161
Former Chief	2008	$285,000	$—	$448,000	$—	$262,549	$10,749	$1,006,298
Financial Officer	2007	$67,500	$40,500	$209,300	$1,015,070	$—	$99	$1,332,469

Jeffrey M. Snider(7)	2009	$160,952	$77,188	$407,400	$217,707	$10,328	$3,747	$877,322
Senior Vice
President, General
Counsel and Secretary

Mohammed Shanableh	2009	$241,960	$—	$—	$—	$497,149	$3,725	$742,834
Vice President,	2008	$264,878	$—	$416,670	$345,288	$330,823	$15,634	$1,373,293
Worldwide Sales	2007	$197,916	$—	$141,000	$749,625	$289,424	$16,310	$1,394,275

Kumar Vishwanathan(8)	2009	$81,250	$—	$289,500	$139,590	$46,061	$2,510	$558,911
Vice President,
Engineering and
Chief Architect

(1)           These amounts represent a guaranteed bonus for the year in which each Named Executive Officer joined us.

(2)           The amounts in this column do not reflect compensation actually received by the Named Executive Officer. Instead, the amounts reflect the grant date fair value of awards calculated in accordance with ASC 718.

(3)           The amounts shown in this column do not reflect compensation actually received by the Named Executive Officer. Instead, the amounts reflect the grant date fair value of each option award granted to each Named Executive Officer. The grant date fair values of option awards were estimated in accordance with ASC 718 using the Black-Scholes valuation model with the following assumptions, excluding the options granted to Dr. Nottenburg:

	Year ended December 31,
	2009	2008	2007
Risk-free interest rate	1.76% - 2.47%	2.18% - 3.12%	4.5%
Expected dividend yield	—	—	—
Weighted average volatility	64.3%	71.75%	60.1%
Expected life (years)	4.5	4.5	4.5

The grant date fair values of Dr. Nottenburg’s option awards were estimated in accordance with ASC 718 using the Black-Scholes valuation model with the following assumptions:

	January 15, 2009 award	June 16, 2008 award
Risk-free interest rate	2.0%	3.84%
Expected dividend yield	—	—
Weighted average volatility	70.24%	77.25%
Expected life (years)	6.0	6.0

For further discussion regarding the assumptions used in calculating the amounts in this column, please see Note 14 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

(4)           Please see “Compensation Discussion and Analysis - Compensation Components - Cash-based Incentives” for a description of our incentive compensation program.  For 2009, target bonuses and actual payments under the incentive compensation program for each current Named Executive Officer, other than the Vice President of Worldwide Sales, were as follows:

Dr. Nottenburg’s target bonus was 80% of his base salary.

Mr. Gaynor’s target bonus was 60% of his base salary.

Mr. Snider’s target bonus was $77,188 and represents 50% of his base salary, prorated for 2009.  This guaranteed amount is reported in the “Bonus” column.

As Vice President of Worldwide Sales, Mr. Shanableh’s cash incentives were based upon the achievement of goals related to revenue and sales orders, which supported our corporate goals.  Mr. Shanableh’s cash incentive was based upon commissions as a percentage of sales orders and revenue quotas achieved and he was eligible for additional commissions based upon achievement of 80% of the sales order and 80% of the revenue goals.  In 2009, Mr. Shanableh’s commission rates on sales orders up to 80% of quotas was 0.03739% and his commission rates on revenues up to 80% was 0.03988%.  The rates for achievement of sales orders and revenue in excess of quotas were 0.18694% and 0.19940%, respectively. Mr. Shanableh also received commissions based upon annual gross margin attainment of 60%, which was payable quarterly and at a rate of $672.98 per gross margin percentage in 2009. Mr. Shanableh’s compensation plan provided an incentive bonus of $25,000 for achieving $225,000,000 in revenue and an additional bonus of $25,000 for achieving $225,000,000 in revenue and 62% in gross margin. Gross margin is a non-GAAP measure and excludes stock based compensation expense, amortization of intangible assets, change in estimate — reduction of contingency for employment tax audit. In addition, this metric excludes any effect of activities relating to mergers and acquisitions.

Mr. Vishwanathan’s target bonus was 50% of his base salary, prorated for 2009.

(5)                                  Dr. Nottenburg’s ‘other’ compensation of $2,322 for 2009 relates to group term life insurance.

Mr. Gaynor’s ‘other’ compensation of $4,148 for 2009 is comprised of $3,500 for our 401(k) matching contribution and $648 for group term life insurance.

Mr. Snider’s ‘other’ compensation of $3,747 for 2009 is comprised of $3,500 for our 401(k) matching contribution and $247 for group term life insurance.

Mr. Shanableh’s ‘other’ compensation of $3,725 for 2009 is comprised of $3,500 for our 401(k) matching contribution and $225 for group term life insurance.

Mr. Vishwanathan’s ‘other’ compensation of $2,510 for 2009 is comprised of $2,438 for our 401(k) matching contribution and $72 for group term life insurance.

(6)           Mr. Gaynor resigned as our Chief Financial Officer in February 2010.

(7)           Mr. Snider joined the Company in June 2009.

(8)           Mr. Vishwanathan joined the Company in August 2009.

Plan-Based Awards

The following table sets forth information about incentive plan awards made to the Named Executive Officers during the year ended December 31, 2009:

2009 GRANTS OF PLAN-BASED AWARDS

														Grant
											All Other	All Other		Date
											Stock	Option		Fair
											Awards:	Awards:	Exercise	Value
		Date of	Estimated Future Payouts Under					Estimated Future Payouts			Number	Number of	or Base	of Stock
		Compensation	Non-Equity Incentive Plan					Under			of Shares	Securities	Price of	And
		Committee	Awards(1)					Equity Incentive Plan Awards			of Stock	Underlying	Option	Option
	Grant	Action	Threshold	Target		Maximum		Threshold	Target	Maximum	or Units	Options	Awards	Awards
Name	Date	(2)	($)	($)		($)		(#)	(#)(3)	(#)(3)	(#)	(#)	($/Sh)	($)(3)(4)
Richard N. Nottenburg	1/15/09	5/9/08	—	$400,000		$550,000		—	—	—	500,000	500,000	$1.28	$2,580,300

Richard J. Gaynor	N/A	N/A	—	$142,506		$190,602		—	—	—	—	—	—	—

Jeffrey M. Snider	6/15/09	6/19/10	$77,188	$77,188		$103,239		—	—	—	210,000	210,000	$1.94	$625,107

Mohammed Shanableh	N/A	N/A	—	$403,790	(5)	—	(6)	—	—	—	—	—	—	—

Kumar Vishwanathan	8/17/09	06/30/09	—	$40,625		$54,336		—	—	—	75,000	150,000	$1.74	$270,090
	12/29/09	06/30/09	—	—		—		—	50,000	50,000	25,000	—	—	$53,000

(1)                              Amounts reflect potential cash award amounts payable under our incentive compensation program for 2009 described above in “Compensation Discussion and Analysis.”  Actual award amounts are set forth in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(2)                              Date on which Compensation Committee took action to approve the award.

(3)                              Mr. Vishwanathan is entitled to receive two performance-based stock awards of 25,000 shares of common stock each upon the satisfaction of certain individual performance conditions for each of the two years ended December 31, 2010 and 2011.  The aggregate grant date fair value of these unearned awards is $106,000.

(4)                              Amounts reflect the fair value of the restricted stock awards and stock option grants as of the respective grant dates. The terms of the grants are as follows:

Dr. Nottenburg was granted an option to purchase 500,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the NASDAQ Stock Market on the date of grant pursuant to his Employment Agreement described under “Employment, Severance and Change of Control Arrangements” below.

Mr. Snider was granted an award of 210,000 shares of restricted stock which vest over four years, with 25% of the shares vesting on the first anniversary of the grant date and the remaining 75% vesting in equal increments semi-annually thereafter through the fourth anniversary of the grant date.  Mr. Snider was also granted an option to purchase 210,000 shares of our common stock at an exercise price of $1.94 per share, the closing price of our common stock on the date of grant, with 25% of the shares vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly increments thereafter through the fourth anniversary of the grant date.

Mr. Vishwanathan was granted an award of 75,000 shares of restricted stock, which vests over four years, with 25% of the shares vesting on the anniversary of the grant date and the remaining 75% vesting in equal increments semi-annually thereafter through the fourth anniversary of the grant date.  Mr. Vishwanathan was also granted an option to purchase 150,000 shares of our common stock at an exercise price of $1.74 per share, the closing price of our common stock on the date of grant, with 25% of the shares vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly increments thereafter through the fourth anniversary of the grant date.  Mr. Vishwanathan earned 25,000 shares of common stock related to his performance-based stock award as a result of the satisfaction of the related performance conditions in 2009.  These shares had a grant date fair value of $53,000 and were issued to Mr. Vishwanathan on March 15, 2010.

(5)                                  The target amount is calculated using Mr. Shanableh’s commission targets for 2009.

(6)                                  Mr. Shanableh’s sales commissions are not capped.

Option Holdings

The following table sets forth information concerning stock options and unvested stock awards held by the Named Executive Officers as of December 31, 2009:

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)(4)
Richard N. Nottenburg	187,500	312,500	—	$4.75	6/16/2018	—	—	—	—
	187,500	312,500	—	$1.28	1/15/2019	—	—	—	—
	—	—	—	—	—	625,000	$1,318,750	—	—
	—	—	—	—	—	—	—	500,000	$1,055,000

Richard J. Gaynor (5)	189,583	160,417	—	$5.98	10/15/2017	—	—	—	—
	—	—	—	—	—	17,500	$36,925	—	—
	—	—	—	—	—	150,000	$316,500	—	—

Jeffrey M. Snider	—	210,000	—	$1.94	6/15/2019	—	—	—	—
	—	—	—	—	—	210,000	$443,100	—	—

Mohammed Shanableh	110,000	—	—	$5.79	9/20/2014	—	—	—	—
	50,000	—	—	$4.91	9/9/2015	—	—	—	—
	20,000	—	—	$5.37	9/15/2015	—	—	—	—
	145,833	104,167	—	$5.64	8/15/2017	—	—	—	—
	46,875	78,125	—	$4.75	6/16/2018	—	—	—	—
	—	—	—	—	—	12,500	$26,375	—	—
	—	—	—	—	—	12,500	$26,375	—	—
	—	—	—	—	—	15,625	$32,969	—	—
	—	—	—	—	—	99,750	$210,473	—	—

Kumar Vishwanathan	—	150,000	—	$1.74	8/17/2019	—	—	—	—
	—	—	—	—	—	75,000	$158,250	—	—
	—	—	—	—	—	—	—	50,000	$105,500

(1)                              Of Dr. Nottenburg’s 625,000 unvested stock options, 20,832 will vest on the fourteenth of each month through June 14, 2012.

Of Mr. Gaynor’s 160,417 unvested stock options, 7,292 would have vested on the first of each month through September 30, 2011.  Mr. Gaynor resigned his position effective February 8, 2010; accordingly, 14,584 unvested stock options vested in 2010 through his termination date.  The remaining 145,833 unvested stock options will not vest and have been forfeited.

Of Mr. Snider’s 210,000 unvested stock options, 52,500 stock options will vest on June 9, 2010 and 4,375 will vest on the ninth of each month beginning July 9, 2010 through June 9, 2013.

Of Mr. Shanableh’s 104,167 unvested stock options from the August 15, 2007 grant, 5,208 stock options will vest monthly on the fifteenth of each month through August 15, 2011. Of Mr. Shanableh’s 78,125 unvested stock options from the June 16, 2008 grant, 2,604 stock options will vest monthly on the sixteenth of each month through June 16, 2012.

Of Mr. Vishwanathan’s 150,000 unvested stock options, 37,500 stock options will vest on August 4, 2010 and 3,125 will vest monthly on the fourth of each month beginning September 4, 2010 through August 4, 2013.

(2)                                  Dr. Nottenburg’s 625,000 unvested shares of restricted stock will vest as follows:

Vest Date	Shares
June 13, 2010	125,000
December 13, 2010	125,000
June 13, 2011	125,000
December 13, 2011	125,000
June 13, 2012	125,000

Mr. Gaynor’s 167,500 unvested shares of restricted stock would have vested as follows had he not resigned from the Company effective February 8, 2010:

Vest Date	Shares
April 1, 2010	4,375
September 15, 2010	50,000
October 1, 2010	4,375
April 1, 2011	4,375
September 15, 2011	100,000
October 1, 2011	4,375

Mr. Snider’s 210,000 unvested shares of restricted stock will vest as follows:

Vest Date	Shares
June 8, 2010	52,500
December 8, 2010	26,250
June 8, 2011	26,250
December 8, 2011	26,250
June 8, 2012	26,250
December 8, 2012	26,250
June 8, 2013	26,250

Mr. Shanableh’s 140,375 unvested shares of restricted stock will vest as follows:

Vest Date	Shares
February 14, 2010	6,250
February 15, 2010	3,125
June 16, 2010	3,125
August 14, 2010	6,250
August 15, 2010	3,125
September 15, 2010	33,250
December 16, 2010	3,125
February 15, 2011	3,125
June 16, 2011	3,125
September 15, 2011	66,500
August 15, 2011	3,125
December 16, 2011	3,125
June 16, 2012	3,125

Mr. Vishwanathan’s 75,000 unvested shares of restricted stock will vest as follows:

Vest Date	Shares
August 3, 2010	18,750
February 3, 2010	9,375
August 3, 2011	9,375
February 3, 2011	9,375
August 3, 2012	9,375
February 3, 2012	9,375
August 3, 2013	9,375

(3)                                  In accordance with SEC rules, the market value of unvested shares of restricted stock is determined by multiplying the number of such shares by $2.11, the closing market price of our common stock on December 31, 2009.

(4)                                  Mr. Gaynor was entitled to three performance-based grants aggregating 100,000 shares of our common stock, contingent upon the Company’s satisfaction of performance conditions for the three years ending December 31, 2010, 2011 and 2012.  As of December 31, 2009, the performance conditions had not been defined and accordingly, the grants did not meet the criteria for an award and are excluded from the table above.  Mr. Gaynor resigned from the Company effective February 8, 2010.

Mr. Shanableh is entitled to three performance-based grants aggregating 66,000 shares of our common stock contingent upon the Company’s satisfaction of performance conditions for the three years ended December 31, 2010, 2011 and 2012.  As of December 31, 2009, the performance conditions had not been defined and accordingly, the grants did not meet the criteria for an award and are excluded from the table above.

(5)                                  Due to Mr. Gaynor’s resignation effective February 8, 2010, any remaining awards that would not have vested prior to his resignation date did not vest and have been forfeited.

Option Exercises and Stock Vested.  The following table summarizes for the Named Executive Officers in 2009: (i) the number of shares acquired upon exercise of stock options and the value realized; and (ii) the number of shares acquired upon the vesting of restricted stock and the value realized, before payout of any applicable withholding tax:

2009 OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Richard N. Nottenburg	—	$—	375,000	$765,000
Richard J. Gaynor	—	$—	58,750	$121,644
Jeffrey M. Snider	—	$—	—	$—
Mohammed Shanableh	—	$—	61,375	$118,720
Kumar Vishwanathan	—	$—	—	$—

(1)                                  Of Dr. Nottenburg’s 375,000 shares that vested in 2009, 119,060 shares were returned to us to satisfy the tax withholding obligation associated with the vesting of the shares.  Of Mr. Gaynor’s 58,750 shares that vested in 2009, 18,653 shares were returned to us to satisfy the tax withholding obligation associated with the vesting of the shares.  Of Mr. Shanableh’s 61,375 shares that vested in 2009, 20,187 shares were returned to us to satisfy the tax withholding obligation associated with the vesting of the shares.

(2)                                  In accordance with SEC rules, the aggregate dollar amount realized upon vesting of shares of restricted stock was determined by multiplying the number of shares by the closing market price of our common stock on the date of vesting.

POTENTIAL PAYMENTS UPON TERMINATION OR UPON CHANGE IN CONTROL

The table below shows potential payments to the Named Executive Officers with severance or change in control arrangements upon termination or upon a change in control of our Company.  The amounts shown assume that termination and/or change in control was effective as of December 31, 2009, the last day of our fiscal year, and are estimates of the amounts that would have been paid to or realized by the Named Executives Officers upon such a termination or change in control.  The actual amounts to be paid or realized can only be determined at the time of a Named Executive Officer’s termination or following a change in control.

	Termination without Cause or for Good Reason(1)	Change in Control: Stock Options Assumed or Substituted by Acquiring Company(2)	Change in Control: Stock Options Not Assumed or Substituted by Acquiring Company(3)	Termination without Cause or for Good Reason following Change in Control
Richard N. Nottenburg
Cash Severance	$1,350,000	$—	$—	$1,750,000
Stock Options	207,500	415,000	415,000	415,000
Stock Awards(5)	1,318,750	1,318,750	1,318,750	1,318,750
Health Benefits	26,763	—	—	26,763
	$2,903,013	$1,733,750	$1,733,750	$3,510,513
Richard J. Gaynor(6)
Cash Severance	$456,016	$—	$—	$456,016
Stock Options(4)	—	—	—	—
Stock Awards(5)	353,425	353,425	353,425	353,425
Health Benefits	13,462	—	—	13,462
	$822,903	$353,425	$353,425	$822,903
Jeffrey M. Snider
Cash Severance	$427,500	$—	$—	$427,500
Stock Options	13,388	35,700	35,700	35,700
Stock Awards(5)	443,100	443,100	443,100	443,100
Health Benefits	13,462	—	—	13,462
	$897,450	$478,800	$478,800	$919,762
Mohammed Shanableh
Cash Severance	$645,750	$—	$—	$645,750
Stock Options(4)	—	—	—	—
Stock Awards(5)	296,192	296,192	296,192	296,192
Health Benefits	13,462	—	—	13,462
	$955,404	$296,192	$296,192	$955,404
Kumar Vishwanathan
Cash Severance	$146,250	$—	$—	$146,250
Stock Options	—	55,500	55,500	—
Stock Awards(5)	158,250	39,563	39,563	158,250
Health Benefits	6,731	—	—	6,731
	$311,231	$95,063	$95,063	$311,231

(1)                                  Assumes employment termination without a change in control.

(2)                                  If an acquiring company assumes or substitutes the stock options, under Sonus’ stock incentive plans the number of shares subject to the option that are not then vested shall accelerate in vesting by 12 months upon the closing of such acquisition.  In addition, 25% of the unvested shares of restricted stock shall become vested.

(3)                                  If an acquiring company does not assume or substitute the stock options, under Sonus’ stock incentive plans the number of shares subject to the option that are not then vested shall accelerate in full and become immediately exercisable upon the closing of such acquisition.  In addition, 25% of the shares of unvested restricted stock shall become vested.

(4)                                  Stock options held by Mr. Gaynor and Mr. Shanableh were out of the money on December 31, 2009.  Accordingly, there would be no gain realized at December 31, 2009 related to the accelerated vesting of their stock options.

(5)                                  The value of shares of restricted stock was calculated by multiplying the number of shares of restricted stock by $2.11, the closing market price of our common stock on December 31, 2009.

(6)           Mr. Gaynor resigned from the Company in February 2010 and was not eligible to receive, and did not receive, any payment pursuant to his severance or change in control arrangements.  However, the amounts shown are estimates of what Mr. Gaynor would have been paid or realized upon termination or upon a change in control of our company, effective December 31, 2009.

Employment, Severance and Change of Control Arrangements

In addition to compensation designed to reward employees and executives for service and performance, we have approved certain severance and change of control provisions for Mr. Gaynor and Mr. Shanablah.

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

On August 31, 2007, Richard J. Gaynor entered into an employment agreement with us, under which he became Chief Financial Officer as of October 1, 2007. In 2008, Mr. Gaynor received an initial annual base salary of $285,000. Pursuant to the terms of his employment agreement, Mr. Gaynor received an option to purchase 350,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the NASDAQ Stock Market on October 15, 2007. 25% of the shares subject to the option vested on the first anniversary of his commencement date. Subject to his continued employment, the remaining 75% vests in equal monthly increments through the fourth anniversary of his commencement date. Mr. Gaynor also received 35,000 shares of restricted stock, 25% of which vested on the first anniversary of his commencement date with the remaining 75% vesting in equal increments semi-annually through the fourth anniversary of his commencement date.

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

Mr. Gaynor resigned as Chief Financial Officer, effective February 8, 2010.  As a result, all unvested equity-based awards as of this date were forfeited.  Additionally, Mr. Gaynor was not entitled to receive, and did not receive, any severance payments from the Company as a result of his resignation.

On May 16, 2008, Dr. Richard N. Nottenburg entered into an employment agreement with us to commence employment no later than June 14, 2008 as Sonus’ President and Chief Executive Officer. Dr. Nottenburg also joined our Board. Pursuant to his employment agreement, Dr. Nottenburg received an initial annual base salary of $500,000 and he is eligible for an “on target bonus” of at least 80% of his annual base salary subject to the achievement of specific objectives. For fiscal year 2008, Dr. Nottenburg was guaranteed a bonus of 80% of his base salary pro rated for the days in 2008 he was employed by us. We reimbursed Dr. Nottenburg for relocation costs up to $25,000. Dr. Nottenburg also received an option to purchase 500,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the NASDAQ Stock Market on the date of grant. Pursuant to his employment agreement, on January 15, 2009, Dr. Nottenburg received an option to purchase an additional 500,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the NASDAQ Stock Market on the date of grant. Each of the foregoing grants are subject to vesting. Dr. Nottenburg will be entitled to two performance stock grants of 250,000 shares each upon our achieving certain performance metrics between January 1, 2010 and December 31, 2012 as approved by the Compensation Committee.

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

On October 2, 2008, Mohammed Shanableh entered into an employment agreement with us to continue to serve as our Vice President, Worldwide Sales.  Pursuant to his employment agreement, on November 15, 2008, Mr. Shanableh was granted 133,000 shares of our common stock.  This grant is subject to vesting. In addition to such grant, Mr. Shanableh will be entitled to one performance stock grant of 66,000 shares upon our achieving certain performance metrics for the three fiscal years ending December 31, 2010, 2011 and 2012, as determined by the Compensation Committee.

In the event of a Change of Control (as defined in Mr. Shanableh’s employment agreement), 100% of all unvested options and restricted stock shall accelerate and become vested and exercisable. Mr. Shanableh’s employment agreement also provides that if he is terminated for any reason other than Cause (as defined in his employment agreement) or if Mr. Shanablah terminates his employment for Good Reason (as defined in his employment agreement), he will receive: (1) a lump sum payment equal to his then annual base salary and his then target annual bonus, less applicable state and federal withholdings; (2) health benefits continuation at our expense for 12 months following his termination; (3) any allowable unreimbursed expenses and any accrued but unused vacation pay owing to him at the time of termination; (4) acceleration of the vesting of options unvested as of the termination which would have vested over the 12 months following termination; (5) the right to exercise all vested options for the shorter of 3 years from the termination date or the original remaining life of the options; and (6) accelerated vesting of all unvested restricted shares at the time of termination.

On June 1, 2009, Jeffrey M. Snider entered into an employment agreement with us to commence employment no later than June 22, 2009 as our Senior Vice President and General Counsel.  Pursuant to his employment agreement, Mr. Snider received an initial annual base salary of $285,000 and he is eligible for a target bonus of 50% of his annual base salary subject to the achievement of specific objectives. For fiscal year 2009, Mr. Snider was guaranteed a bonus of 50% of his base salary pro rated for the days in 2009 he was employed by us. Mr. Snider also received an option to purchase 210,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the NASDAQ Stock Market on the date of grant.  Pursuant to his employment agreement, on June 15, 2009, Mr. Snider was granted 210,000 restricted shares of our common stock.  Each of the foregoing grants is subject to vesting.

In the event of a Change of Control (as defined in Mr. Snider’s employment agreement), 100% of all unvested options and restricted stock shall accelerate and become vested. Mr. Snider’s employment agreement also provides that if he is terminated for any reason other than Cause (as defined in his employment agreement) or if Mr. Snider terminates his employment for Good Reason (as defined in his employment agreement), he will receive: (1) a lump sum payment equal to one times his then annual base salary and one times his then target bonus, less applicable state and federal withholdings; (2) health benefits continuation at our expense for 12 months following his termination; (3) any allowable unreimbursed expenses and any accrued but unused vacation pay owing to him at the time of termination; (4) acceleration of the vesting of options unvested as of the termination which would have vested over the 12 months following termination; (5) the right to exercise all vested options for the shorter of 3 years from the termination date or the original remaining life of the options; and (6) accelerated vesting of all unvested restricted shares at the time of termination.

On July 6, 2009, Kumar Vishwanathan entered into an employment agreement with us to commence employment no later than August 3, 2009 as Sonus’ Vice President and Chief Architect. Pursuant to his employment agreement, Mr. Vishwanathan received an initial annual base salary of $195,000 and he is eligible for a target bonus of 50% of his annual base salary subject to the achievement of specific objectives. For fiscal year 2009, Mr. Vishwanathan’s target bonus was pro rated for the days in 2009 he was employed by us. Mr. Vishwanathan also received an option to purchase 150,000 shares of our common stock at an exercise price equal to the closing price of our common stock on the NASDAQ Stock Market on the date of grant.  Pursuant to his employment agreement, on July 15, 2009, Mr. Vishwanathan was granted 75,000 restricted shares of our common stock.  Each of the foregoing grants is subject to vesting.  Mr. Vishwanathan is entitled to receive two performance-based stock awards of 25,000 shares of common stock each upon the satisfaction of certain individual performance conditions for each of the two years ending December 31, 2010 and 2011.

Mr. Vishwanathan’s employment agreement also provides that if he is terminated for any reason other than Cause (as defined in his employment agreement) or if Mr. Vishwanathan terminates his employment for Good Reason (as defined in his employment agreement), he will receive: (1) a lump sum payment equal to six months of his then annual base salary and 50% of his then target bonus, less applicable state and federal withholdings; (2) health benefits continuation at our expense for six months following his termination; (3) any allowable unreimbursed expenses and any accrued but unused vacation pay owing to him at the time of termination; (4) acceleration of the vesting of options unvested as of the termination which would have vested over the six months following termination; (5) the right to exercise all vested options for the shorter of 3 years from the termination date or the original remaining life of the options; and (6) accelerated vesting of all unvested restricted shares at the time of termination.

On October 3, 2008, the Compensation Committee of our Board approved a severance and retention program and agreement for each of Richard J. Gaynor and Mohammed Shanableh (each an Executive). The severance program and agreement provide for post-termination benefits in the event an Executive’s employment is terminated by us without Cause (as defined in their respective agreement) or is terminated by the Executive for Good Reason (as defined in their respective agreement). The post-termination benefits include: (1) a lump sum payment equal to the Executive’s annual base salary and target bonus; (2) continuation of payment of our share of benefits for 12 months; (3) payment of unreimbursed expenses and any accrued but unused vacation pay; (4) 12-months forward vesting of unvested options; and (5) complete vesting of unvested restricted stock. Pursuant to the program and agreement, we will grant each Executive: (1) certain restricted shares of our common stock $0.001 par value per share, or Restricted Stock, under the 2007 Plan, subject to the terms of the 2007 Plan and our restricted stock agreement, which Restricted Stock shall vest 25% on September 15, 2009, 25% on September 15, 2010 and 50% on September 15, 2011, subject to continued employment by the Executive; and (2) additional Restricted Stock upon the achievement of certain performance metrics for the 2010, 2011 and 2012 fiscal years as determined by the Compensation Committee of our Board, or Performance Stock, with the Executive eligible to be granted 1/3 of such Performance Stock during each of such fiscal years, and when issued, such Performance Stock shall be fully vested on the date of grant. In the event of a change in control (as defined in their respective agreement), 100% of all Restricted Stock granted to an Executive shall accelerate and become fully vested and any and all restrictions on such Restricted Stock shall be terminated.

The number of shares granted, or eligible for granting, as applicable, to each Executive under the severance and retention program is set forth as follows:

Name	Title	Restricted Stock	Performance Stock
Richard J. Gaynor	Former Chief Financial Officer	200,000	100,000
Mohammed Shanableh	Vice President of Worldwide Sales	133,000	66,000

Generally, for each employee, in the event of an Acquisition in which an option is assumed or substituted in the Acquisition, then the number of shares subject to the option that are not then vested shall become accelerated in vesting by 12 months upon the closing of the Acquisition. If an option is not assumed or substituted, then the number of shares that are not then vested shall accelerate in full and become immediately exercisable. In addition, 25% of the number of shares covered by a restricted stock award shall become vested.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

	(A)		(B)	(C)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders(1)	24,081,565	(2)	$4.90	20,428,679	(3)
Equity compensation Plans Not Approved by Stockholders	—		—	—
Total	24,081,565		$4.90	20,428,679

(1)           Consists of the 2007 Plan and the 2000 Employee Stock Purchase Plan, as amended, or the ESPP.

(2)           Excludes purchase rights accruing under the ESPP.  The purchase price of the stock under the ESPP is equal to 85% of the market price on the last day of the offering period.  Participation is limited to 20% of an employee’s eligible compensation, not to exceed amounts allowed by the Internal Revenue Code.

(3)           Consists of shares available for future issuance under the 2007 Plan and the ESPP.  As of December 31, 2009, 5,971,479 shares of common stock were available for issuance under the 2007 Plan; and 14,457,200 shares of common stock were available for issuance under the ESPP. The ESPP incorporates an evergreen provision pursuant to which, on January 1 of each year, the aggregate number of shares reserved for issuance under the ESPP automatically increases by a number equal to the lesser of (i) 2% of the total number of shares of common stock outstanding on December 31 of the preceding year, or (ii) such number as our Board may determine. However, not more than an aggregate of 25,000,000 shares of common stock may be issued pursuant to the ESPP.

Beneficial Ownership Of Our Common Stock

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2010 by:

•      each person who beneficially owns, to the best of our knowledge, more than 5% of the outstanding shares of our common stock;

•      each of our executive officers, including our Named Executive Officers (as defined in the Summary Compensation Table below);

•      each of our directors; and

•      all of our executive officers, including our Named Executive Officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes voting or investment power with respect to shares. In computing the number of shares beneficially owned by each person named in the following table and the percentage ownership of that person, shares of common stock that are subject to stock options held by that person that are currently exercisable or exercisable within 60 days of March 31, 2010 are deemed owned by that person and are also deemed outstanding. These shares are not, however, deemed outstanding for purposes of computing the percentage ownership of any other person.

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. The percentage of common stock outstanding as of March 31, 2010 is based upon 275,006,930 shares of common stock outstanding on that date plus shares subject to options to the extent noted above.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Outstanding
Executive Officers:
Richard N. Nottenburg(1)	1,360,106	*
Richard J. Gaynor(2)	—	*
Jeffrey M. Snider(3)	210,000	*
Mohammed Shanableh(4)+	611,008	*
Kumar Vishwanathan(5)	90,513	*
Gurudutt Pai(6)	557,438	*
Wayne Pastore(7)	80,801	*
Kathy Harris(8)	101,520	*
Gale England(9)	222,605	*
Matt Dillon(10)	783,572	*
Non-Employee Directors:
James K. Brewington(11)	12,500	*
John P. Cunningham(12)	94,167	*
Beatriz V. Infante	—	*
Howard E. Janzen(13)	74,167	*
John A. Schofield(14)	15,625	*
Scott E. Schubert(15)	14,583	*
Paul J. Severino(16)+	588,739	*
H. Brian Thompson(17)	127,188	*
All executive officers, including our Named Executive Officers, and directors as a group (18 persons)(18)	4,944,532	1.80%
5% Owners:
Senate Limited (Trustee)—P.O. Box 71082, Dubai, United Arab Emirates(19)	67,295,079	24.47%
FMR LLC—82 Devonshire Street, Boston, MA 02109(20)	1,189,083	*
T. Rowe Price Associates, Inc.—100 E. Pratt Street, Baltimore, MD 21202(21)	11,770,400	4.28%
Brookside Capital Trading Fund, L.P. —c/o Brookside Capital, LLC, 111 Huntington Avenue, Boston, MA 02199(22)	16,740,956	6.09%

*              Less than 1% of the outstanding shares of common stock.

+              The executive officer or director has implemented a Rule 10b5-1 trading plan under which shares of our common stock may be sold from time to time.

(1)           Includes 479,166 shares subject to outstanding options that are exercisable as of May 30, 2010, and 625,000 shares of restricted stock subject to vesting.

(2)           Mr. Gaynor resigned as our Chief Financial Officer, effective February 8, 2010.

(3)           Shares are restricted stock subject to vesting.

(4)           Includes 411,771 shares subject to outstanding options that are exercisable as of May 30, 2010, and 131,000 shares of restricted stock subject to vesting.

(5)           Includes 75,000 shares of restricted stock subject to vesting.

(6)           Includes 106,250 shares subject to outstanding options that are exercisable as of May 30, 2010, and 400,000 shares of restricted stock subject to vesting.

(7)           Includes 56,250 shares subject to outstanding options that are exercisable as of May 30, 2010, and 20,000 shares of restricted stock subject to vesting.

(8)           Includes 70,833 shares subject to outstanding options that are exercisable as of May 30, 2010, and 24,999 shares of restricted stock subject to vesting.

(9)           Includes 176,625 shares subject to outstanding options that are exercisable as of May 30, 2010, and 30,624 shares of restricted stock subject to vesting.

(10)         Includes 671,250 shares subject to outstanding options that are exercisable as of May 30, 2010, and 109,125 shares of restricted stock subject to vesting.

(11)         Includes 12,500 shares subject to outstanding options that are exercisable as of May 30, 2010.

(12)         Includes 94,167 shares subject to outstanding options that are exercisable as of May 30, 2010.

(13)         Includes 74,167 shares subject to outstanding options that are exercisable as of May 30, 2010.

(14)         Includes 15,625 shares subject to outstanding options that are exercisable as of May 30, 2010.

(15)         Includes 14,583 shares subject to outstanding options that are exercisable as of May 30, 2010.

(16)         Includes 84,167 shares subject to outstanding options that are exercisable as of May 30, 2010.

(17)         Includes 107,188 shares subject to outstanding options that are exercisable as of May 30, 2010.

(18)         Includes 2,374,542 shares subject to outstanding options that are exercisable as of May 30, 2010, 1,625,748 shares of restricted stock subject to vesting owned by all of our executive officers, including our Named Executive Officers, and current directors, and 224 shares pledged as security, including shares held by brokers in margin loan accounts, whether or not there are loans outstanding. With the exception of Mr. Gaynor, each of our directors and executive officers may be reached at 7 Technology Drive, Westford, Massachusetts 01886. Mr. Gaynor is a Named Executive Officer for purposes of the 2009 Summary Compensation Table and the accompanying tabular and narrative disclosure set forth below.  However, he resigned as Chief Financial Officer of our company as of February 8, 2010.  Therefore, as of March 31, 2010, Mr. Gaynor was no longer an executive officer of the Company.

(19)         According to a Schedule 13D/A No. 10 filed with the SEC on January 15, 2010, reporting the beneficial ownership of 67,295,079 shares of our common stock, each of Galahad Securities Limited, Legatum Capital Limited, Legatum Global Holdings Limited, Legatum Global Investment Limited and Senate Limited (acting on behalf of a trust formed under the laws of The Cayman Islands as of July 1, 1996) reports sole voting power and sole dispositive power of the 67,295,079 shares.

(20)         According to a Schedule 13G/A No. 8 filed with the SEC on July 10, 2010, reporting the beneficial ownership of 1,189,083 shares of our common stock, FMR reports sole dispositive power of the 1,189,083 shares.  Pursuant to such Schedule 13G/A No. 8, (i) Fidelity Management & Research Company, or Fidelity, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, is the beneficial owner of 1,183,683 shares of common stock; (ii) members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC; (iii) Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the funds each has sole power to dispose of the 1,183,683 shares owned by the funds; (iv) neither FMR LLC nor Edward C. Johnson 3d has the sole power to vote or direct the voting of the shares owned directly by the Fidelity funds, which power resides with the funds’ Board of Trustees; (v) Pyramis Global Advisors Trust Company, an indirect wholly-owned subsidiary of FMR LLC and a bank as defined under the Securities Exchange Act of 1934, as amended, is the beneficial owner of 5,400 shares of our common stock as a result of its serving as investment manager of institutional accounts owning such shares; and (vi) Edward C. Johnson 3d and FMR, LLC, through its control of Pyramis Global Advisors Trust Company, each has sole dispositive power over 5,400 shares and sole power to vote or to direct the voting of 0 shares of our common stock owned by the institutional accounts managed by Pyramis Global Advisors Trust Company

(21)         According to a Schedule 13G/A No. 1 filed on February 12, 2010, reporting the beneficial ownership of 11,770,400 shares of our common stock, T. Rowe Price Associates, Inc. reports sole dispositive power of the 11,770,400 shares and sole voting power over 3,304,400 shares.  These shares of common stock, however, are owned by various individual and institutional investors, which T. Rowe Price Associates, Inc. serves as investment adviser with power to direct investments and/or sole power to vote the securities.  For purposes of the reporting requirements of the Securities Exchange Act of 1934, as amended, T. Rowe Price Associates, Inc. is deemed to be a beneficial owner of such securities; however, T. Rowe Price Associates, Inc. expressly disclaims that it is, in fact, the beneficial owner of such securities.

(22)         According to a Schedule 13G/A No. 1 filed on February 16, 2010, reporting the beneficial ownership of 16,740,956 shares of our common stock, Brookside Capital Trading Fund, L.P. reports sole voting power and sole dispositive power of the 16,740,956 shares.

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

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to the General Counsel. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by the Audit Committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If the General Counsel determines that advance review and approval is not practicable under the circumstances, the Audit Committee will review and, in its discretion, may ratify the related person transaction at the next meeting of the Audit Committee. The policy also permits the Chairman of the Audit Committee to review and, if deemed appropriate, approve related person transactions that arise between Audit Committee meetings, subject to ratification by the Committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually.

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

The Audit Committee may approve or ratify the transaction only if the Audit Committee determines that, under all of the circumstances, the transaction is in our best interests. The Audit Committee may impose any conditions on the Company or the related party that it deems appropriate in connection with approval of the related party transaction.

In addition to the transactions that are excluded by the instructions to the SEC’s related person transaction disclosure rule, our Board has determined that the following transactions do not create a material direct or indirect interest on behalf of related persons and, therefore, are not related person transactions for the purposes of our related person transaction policy:

•      transactions for which the related person’s interest arises solely from the related person’s position as an executive officer of another entity (whether or not the person is also a director of such entity) that is a participant in the transaction where (a) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction, and

(c) the amount involved in the transaction equals less than the greater of $200,000 or 5% of the annual consolidated gross revenues of the other entity that is a party to the transaction; and

•      transactions that are specifically contemplated by provisions of our charter or our amended and restated by-laws.

Our related person transaction policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the Compensation Committee in the manner specified in its charter.  The Company is not aware of any transactions entered into since the adoption of this policy that did not follow the procedures outlined in the policy.

Our President and Chief Executive Officer serves on the Board of Directors of Comverse Technology Corp., or Comverse, a worldwide provider of software and systems. Comverse has several majority-owned subsidiaries, including Ulticom, Inc. and Verint Systems. All three companies are vendors of the Company. The Company had well-established and ongoing business relationships with these vendors prior to the appointment of Dr. Nottenburg as the Company’s President and Chief Executive Officer, effective June 13, 2008. Costs incurred for purchases from these companies, in the aggregate, were $6.5 million for the year ended December 31, 2009 and $3.5 million for the period from June 13, 2008 through December 31, 2008. At December 31, 2009 and 2008, the Company had aggregate outstanding accounts payable balances of $0.2 million and $0.5 million, respectively, to these companies.  While Dr. Nottenburg is paid as a director of Comverse, he did not have any direct monetary interest in the transactions discussed above.

The Company is not aware of any other transactions in 2009 between the Company and any other related persons that would require review by the Compensation Committee.

Item 14.  Principal Accounting Fees and Services

FEES FOR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS DURING

FISCAL YEARS ENDED DECEMBER 31, 2009 AND 2008

The following is a summary of the aggregate fees billed to us by Deloitte & Touche LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2009 and 2008 for each of the following categories of professional services:

Fee Category	Fiscal 2009 Fees	Fiscal 2008 Fees
Audit Fees	$2,711,480	$4,344,091
Audit-Related Fees	912,248	20,850
Tax Fees	386,945	635,951
All Other Fees	10,000	18,000
Total Fees	$4,020,673	$5,018,892

The following is a summary of the aggregate fees billed to us by Ernst & Young LLP, our former independent registered public accounting firm, for the fiscal years ended December 31, 2009 and 2008.

Fee Category	Fiscal 2009 Fees	Fiscal 2008 Fees
Audit Fees	$—	$—
Audit-Related Fees	—	19,814
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$—	$19,814

Audit Fees

Audit fees consist of professional services rendered for the audit of our consolidated financial statements included in our Annual Report on Form 10-K and review of the interim condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q, and the audit of the effectiveness of internal control over financial reporting.

Audit-Related Fees

Audit-related fees consist of fees related to due diligence services and accounting consultations regarding the application of generally accepted accounting principles to proposed transactions.

Tax Fees

Tax fees consist of professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, value-added tax compliance, research and development tax credit compliance, and transfer pricing advice and planning.

All Other Fees

All other fees consist of professional services other than the services reported above, including fees for our subscription to Deloitte & Touche LLP’s on-line accounting research tool.

Policy On Audit Committee Pre-Approval Of Audit And Non-Audit Services

The Audit Committee has adopted a policy to pre-approve audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Prior to engagement of the independent registered public accounting firm for the next year’s audit, the independent registered public accounting firm and our management submit an aggregate of services expected to be rendered during that year for each of the four categories of services to the Audit Committee for approval. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and our management periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval process. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee may ratify, without prior approval, certain de minimis non-audit services if the aggregate amount of all such non-audit services provided to us constitutes not more than $5,000 during the fiscal year in which the services are provided. During the fiscal years ended December 31, 2009 and 2008, there were no de minimis non-audit services provided that the Audit Committee subsequently ratified.

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

SONUS NETWORKS, INC.

April 27, 2010	By:	/s/ Richard N. Nottenburg
Richard N. Nottenburg
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard N. Nottenburg	President and Chief Executive Officer	April 27, 2010
Richard N. Nottenburg	(Principal Executive Officer)

/s/ Wayne Pastore	Vice President of Finance, Corporate Controller and	April 27, 2010
Wayne Pastore	Chief Accounting Officer (Principal Accounting Officer),
Treasurer and Interim Chief Financial Officer (Principal
Financial Officer)

/s/ Howard E. Janzen	Chairman	April 27, 2010
Howard E. Janzen

/s/ James K. Brewington	Director	April 27, 2010
James K. Brewington

/s/ John P. Cunningham	Director	April 27, 2010
John P. Cunningham

/s/ Beatriz V. Infante	Director	April 27, 2010
Beatriz V. Infante

/s/ John A. Schofield	Director	April 27, 2010
John A. Schofield

/s/ Scott E. Schubert	Director	April 27, 2010
Scott E. Schubert

/s/ Paul J. Severino	Director	April 27, 2010
Paul J. Severino

/s/ H. Brian Thompson	Director	April 27, 2010
H. Brian Thompson

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer.
31.2	Certification of Principal Financial Officer.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.