Form 10-Q
period 2010-03-31
SONUS NETWORKS INC
filed 2010-05-04
CIK 1105472

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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

        As of April 22, 2010, there were 275,007,680 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2010

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

SONUS NETWORKS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$64,861	$125,323
Marketable securities	281,799	239,223
Accounts receivable, net of allowance for doubtful accounts of $666 at both March 31, 2010 and December 31, 2009	32,385	47,998
Inventory, net	20,119	21,925
Deferred income taxes	640	562
Other current assets	20,426	17,508

Total current assets	420,230	452,539
Property and equipment, net	13,518	14,646
Intangible assets, net	2,203	341
Goodwill	5,059	5,053
Investments	66,299	49,598
Deferred income taxes	730	711
Other assets	17,035	17,849

	$525,074	$540,737

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,506	$5,337
Accrued expenses	14,265	19,292
Current portion of deferred revenue	59,149	74,748
Current portion of long-term liabilities	525	753

Total current liabilities	82,445	100,130
Deferred revenue	24,451	25,242
Long-term liabilities	1,145	1,127

Total liabilities	108,041	126,499

Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized; 277,303,840 and 276,792,897 shares issued; 275,006,930 and 274,495,987 shares outstanding at March 31, 2010 and December 31, 2009, respectively	278	277
Additional paid-in capital	1,289,415	1,286,326
Accumulated deficit	(878,944)	(878,810)
Accumulated other comprehensive income	6,551	6,712
Treasury stock, at cost; 2,296,910 common shares	(267)	(267)

Total stockholders' equity	417,033	414,238

	$525,074	$540,737

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2010	2009
Revenue:
Product	$36,278	$19,403
Service	26,130	21,609

Total revenue	62,408	41,012

Cost of revenue:
Product	12,301	6,134
Service	11,929	11,663

Total cost of revenue	24,230	17,797

Gross profit	38,178	23,215

Operating expenses:
Research and development	14,940	16,353
Sales and marketing	13,594	12,147
General and administrative	10,144	10,495
Restructuring	—	1,984

Total operating expenses	38,678	40,979

Loss from operations	(500)	(17,764)
Interest expense	(13)	(79)
Interest income	515	1,649
Other income (expense), net	10	(7)

Income (loss) before income taxes	12	(16,201)
Income tax provision	(146)	(26)

Net loss	$(134)	$(16,227)

Loss per share
Basic	$—	$(0.06)
Diluted	$—	$(0.06)
Shares used to compute loss per share:
Basic	274,701	273,095
Diluted	274,701	273,095

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(134)	$(16,227)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	2,458	2,502
Amortization of intangible assets	138	96
Stock-based compensation	2,486	3,040
Loss on disposal of property and equipment	57	2
Deferred income taxes	—	(38)
Changes in operating assets and liabilities:
Accounts receivable	15,477	24,885
Inventory	2,852	(2,615)
Other operating assets	(2,098)	(4,148)
Accounts payable	3,547	(3,348)
Accrued expenses	(5,039)	(8,951)
Deferred revenue	(16,445)	13,712

Net cash provided by operating activities	3,299	8,910

Cash flows from investing activities:
Purchases of property and equipment	(1,763)	(770)
Purchase of intangible assets	(2,000)	—
Purchases of marketable securities	(121,856)	(11,936)
Sale/maturities of marketable securities	61,493	82,895
Increase in restricted cash	—	(9,500)

Net cash provided by (used in) investing activities	(64,126)	60,689

Cash flows from financing activities:
Sale of common stock in connection with employee stock purchase plan	609	529
Proceeds from exercise of stock options	35	1
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(180)	(122)
Principal payments of capital lease obligations	(55)	(64)

Net cash provided by financing activities	409	344

Effect of exchange rate changes on cash and cash equivalents	(44)	(71)

Net increase (decrease) in cash and cash equivalents	(60,462)	69,872
Cash and cash equivalents, beginning of year	125,323	122,207

Cash and cash equivalents, end of period	$64,861	$192,079

Supplemental disclosure of cash flow information:
Interest paid	$13	$32
Income taxes paid	$518	$334
Income tax refunds received	$366	$545
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$513	$477
Property and equipment acquired under capital lease	$—	$6

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

Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").

        Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 25, 2010 with the SEC.

Principles of Consolidation

        The condensed consolidated financial statements include the accounts of Sonus and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates and Judgments

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these financial statements include revenue recognition for multiple element arrangements, allowances for doubtful accounts, inventory reserves, expected future cash flows used to evaluate the recoverability of long-lived assets, contingencies associated with revenue contracts, assumptions used to determine the fair value of stock-based compensation, assumptions used to determine the fair value of purchased intangible assets, contingent liabilities and recoverability of the Company's net deferred tax assets and related valuation allowance. Sonus regularly assesses these estimates and records changes in estimates in the period in which they become known. Sonus bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(1) BASIS OF PRESENTATION (Continued)

Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, which include cash equivalents, marketable securities, investments, accounts receivable, accounts payable and long-term liabilities, approximate their fair values.

Foreign Currency Translation

        The Company recorded net losses on foreign currency remeasurement and transactions of $0.2 million and $0.4 million for the three months ended March 31, 2010 and 2009, respectively. These amounts include $0.9 million and $0.5 million of losses in the three months ended March 31, 2010 and 2009, respectively, related to the Company's remeasurement of its U.S. dollar foreign subsidiaries. Foreign currency gains and losses are included as a component of General and administrative expenses in the condensed consolidated statements of operations.

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

Recent Accounting Pronouncements

        In October 2009, the FASB issued an update to Certain Arrangements that Include Software Elements. This update removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. This update will require the Company to account for many of its multiple-element arrangements as non-software transactions and could impact the timing of revenue recognized in a reporting period. This update is effective for the Company beginning January 1, 2011, although early adoption is permitted, and adoption can be applied prospectively or retrospectively. The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.

        In October 2009, the FASB issued an update to the accounting guidance related to the separation criteria used to determine the unit of accounting for multiple-element arrangements. This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to "fair value" with "selling price" to distinguish from the fair value measurements required under ASC 820, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation and expands the ongoing disclosure requirements. This guidance is effective for the Company beginning January 1, 2011, although early adoption is permitted, and adoption can be applied prospectively or retrospectively. The

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(1) BASIS OF PRESENTATION (Continued)

Company is currently evaluating the effect that implementation of this update will have, if any, on its consolidated financial position and results of operations upon adoption.

(2) REVENUE RECOGNITION

        The Company's products are primarily marketed based on the software elements contained therein. In addition, hardware sold generally cannot be used apart from the software. Therefore, Sonus considers its principal products to be software-related. Sonus recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility of the related receivable is probable under customary payment terms. When the Company has future obligations, including a requirement to deliver additional elements that are essential to the functionality of the delivered elements or for which vendor-specific objective evidence of fair value ("VSOE") does not exist or when customer acceptance is required, Sonus defers revenue recognition and related costs until those obligations are satisfied. The ordering patterns and sales lead times associated with customer orders may vary significantly from period to period.

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

        The Company records deferred revenue for products delivered or services performed for which collection of the amount billed is either probable or has been collected but other revenue recognition criteria have not been met. Deferred revenue also includes customer deposits and amounts associated with maintenance contracts. Deferred revenue expected to be recognized as revenue more than one

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(2) REVENUE RECOGNITION (Continued)

year subsequent to the balance sheet date is reported with long-term liabilities in the condensed consolidated balance sheets.

        The Company defers recognition of incremental direct costs, such as cost of goods, third-party installations and commissions, until recognition of the related revenue. Such costs are classified as current assets if the deferred revenue is initially classified as current and noncurrent assets if the related deferred revenue is initially classified as long-term.

        The Company sells the majority of its products directly to its service provider customers. For products sold to resellers and distributors with whom the Company has at least eight quarters of consistent history regarding the potential for product returns or refunds or any form of concession, the Company recognizes revenue on a sell-in basis. For all other resellers and distributors, the Company recognizes revenue on a sell-through basis.

        Beginning in the fourth quarter of fiscal 2008, the Company concluded that it no longer had sufficient evidence of VSOE on maintenance services for AT&T Inc. ("AT&T"), one of its largest customers. Therefore, all revenue related to multiple-element arrangements for this customer entered into beginning in the fourth quarter of fiscal 2008 is being recognized ratably over the maintenance period. Revenue recognition on multiple-element arrangements with this customer will begin when the only undelivered element of the arrangement is maintenance. Beginning in the fourth quarter of 2008, for orders from AT&T that contain bundled product and maintenance, the Company has allocated a fixed percentage (which represents the maintenance renewal rate for its largest customers for which the Company has VSOE) of the arrangement fee to service revenue with the residual amount classified as product revenue. The Company has and will continue to apply this methodology on a consistent basis. At March 31, 2010, Other current assets included $0.4 million of deferred product costs related to arrangements with AT&T in which both the revenue and product costs are being recognized ratably. At March 31, 2010 and December 31, 2009, Other assets included $3.0 million and $3.9 million, respectively, of deferred product costs related to arrangements with this customer in which both the revenue and product costs are being recognized ratably.

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

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(3) EARNINGS (LOSS) PER SHARE (Continued)

        The calculations of shares used to compute basic and diluted earnings (loss) per share for the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three months ended March 31,
	2010	2009
Weighted average shares outstanding—basic	274,701	273,095
Potential dilutive common shares	—	—

Weighted average shares outstanding—diluted	274,701	273,095

        Options to purchase the Company's common stock, unvested shares of restricted stock and performance-based stock awards aggregating approximately 26.8 million and 37.0 million shares of common stock have not been included in the computation of diluted loss per share for the three months ended March 31, 2010 and 2009, respectively, because their effect would have been antidilutive.

(4) COMPREHENSIVE LOSS

        The Company's comprehensive loss for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three months ended March 31,
	2010	2009
Net loss	$(134)	$(16,227)
Other comprehensive income (loss):
Foreign currency translation adjustments	14	(256)
Unrealized loss on available-for-sale marketable securities, net of tax	(175)	(796)

Comprehensive loss	$(295)	$(17,279)

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

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

        The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt and equity securities and investments at March 31, 2010 and December 31, 2009 were comprised of the following (in thousands):

	March 31, 2010
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$41,879	$—	$—	$41,879

Marketable securities
U.S. government agency notes	$112,081	$162	$(38)	$112,205
Corporate debt securities	78,994	163	(43)	79,114
Commercial paper	62,807	6	(1)	62,812
Certificates of deposit	27,650	28	(10)	27,668

	$281,532	$359	$(92)	$281,799

Investments
U.S. government agency notes	$11,551	$—	$(5)	$11,546
Corporate debt securities	54,768	23	(38)	54,753

	$66,319	$23	$(43)	$66,299

	December 31, 2009
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$95,845	$—	$(2)	$95,843

Marketable securities
Municipal obligations	$4,999	$—	$—	$4,999
U.S. government agency notes	86,534	231	(11)	86,754
Corporate debt securities	77,843	294	(67)	78,070
Commercial paper	44,567	15	(5)	44,577
Certificates of deposit	24,801	34	(12)	24,823

	$238,744	$574	$(95)	$239,223

Investments
U.S. government agency notes	$6,444	$13	$(2)	$6,455
Corporate debt securities	43,209	40	(106)	43,143

	$49,653	$53	$(108)	$49,598

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

Fair Value Hierarchy

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. The three-tier fair value hierarchy is based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

        Level 1.    Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

        Level 2.    Level 2 applies to assets or liabilities for which there are inputs that are directly or indirectly observable in the marketplace, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets).

        Level 3.    Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

        The following table shows the fair value of the Company's financial assets at March 31, 2010 and December 31, 2009. These financial assets are comprised of the Company's available-for-sale debt and equity securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the condensed consolidated balance sheets (in thousands):

		Fair value measurements at March 31, 2010 using:
	Total carrying value at March 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$41,879	$41,879	$—	$—

Marketable securities
U.S. government agency notes	$112,205	$—	$112,205	$—
Corporate debt securities	79,114	49,072	30,042	—
Commercial paper	62,812	—	62,812	—
Certificates of deposit	27,668	—	27,668	—

	$281,799	$49,072	$232,727	$—

Investments
U.S. government agency notes	$11,546	$—	$11,546	$—
Corporate debt securities	54,753	27,363	27,390	—

	$66,299	$27,363	$38,936	$—

		Fair value measurements at December 31, 2009 using:
	Total carrying value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$95,843	$88,645	$7,198	$—

Marketable securities
Municipal obligations	$4,999	$—	$4,999	$—
U.S. government agency notes	86,754	—	86,754	—
Corporate debt securities	78,070	54,297	23,773	—
Commercial paper	44,577	—	44,577	—
Certificates of deposit	24,823	—	24,823	—

	$239,223	$54,297	$184,926	$—

Investments
U.S. government agency notes	$6,455	$—	$6,455	$—
Corporate debt securities	43,143	21,328	21,815	—

	$49,598	$21,328	$28,270	$—

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

        The Company reviewed the level classifications of its investments at March 31, 2010 compared to December 31, 2009 and determined that there were no significant transfers between levels in the three months ended March 31, 2010.

(6) INVENTORY, NET

        Inventory, net, at March 31, 2010 and December 31, 2009 consists of the following (in thousands):

	March 31, 2010	December 31, 2009
On-hand final assemblies and finished goods inventories	$10,770	$11,036
Deferred cost of goods sold	17,652	20,132

	28,422	31,168
Less current portion	(20,119)	(21,925)

Noncurrent portion (included in Other assets)	$8,303	$9,243

(7) INTANGIBLE ASSETS AND GOODWILL

        The Company's intangible assets at March 31, 2010 and December 31, 2009 consist of the following (in thousands):

March 31, 2010	Useful life	Cost	Accumulated amortization	Net carrying value
Intellectual property	5 years	$2,999	$796	$2,203
Order backlog	1 year	287	287	—

		$3,286	$1,083	$2,203

December 31, 2009	Useful life	Cost	Accumulated amortization	Net carrying value
Intellectual property	5 years	$999	$658	$341
Order backlog	1 year	287	287	—

		$1,286	$945	$341

        On January 15, 2010, the Company entered into an intellectual property asset purchase and license agreement with Winphoria, Inc. ("Winphoria") and Motorola, Inc. ("Motorola") to purchase certain of Winphoria's software code and related patents and licensed certain other related intellectual property from Winphoria and Motorola. The purchase price included an initial payment of $2.0 million and future potential royalty payments dependent upon future sales of certain of the Company's products over the next five to seven years that include the Winphoria technology that was purchased or licensed. The identifiable intangible assets acquired were recorded as intellectual property and will be amortized on a straight-line basis over five years, the expected useful life of the technology. This identifiable intangible asset is included as a component of Intangible assets in the Company's condensed consolidated balance sheet at March 31, 2010.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(7) INTANGIBLE ASSETS AND GOODWILL (Continued)

        The Company amortizes its intangible assets over the estimated useful lives of the respective assets. Amortization expense related to intangible assets was approximately $138,000 and $96,000 in the three months ended March 31, 2010 and 2009, respectively.

        Estimated future amortization expense for intangible assets recorded by the Company at March 31, 2010 is as follows (in thousands):

Remainder of 2010	$414
2011	551
2012	438
2013	400
2014	400

$2,203

        Goodwill is recorded when the consideration in a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The changes in the carrying amounts of goodwill during the three months ended March 31, 2010 and 2009 are as follows (in thousands):

	Three months ended March 31,
	2010	2009
Balance at January 1:
Goodwill	$8,159	$8,131
Accumulated impairment losses	(3,106)	(3,106)

	5,053	5,025
Foreign currency translation adjustment	6	(5)

Balance at March 31:
Goodwill	8,165	8,126
Accumulated impairment losses	(3,106)	(3,106)

	$5,059	$5,020

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(8) ACCRUED EXPENSES

        Accrued expenses at March 31, 2010 and December 31, 2009 consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Employee compensation and related costs	$9,704	$11,892
Employee stock purchase plan	167	653
Professional fees	1,378	863
Royalties	—	1,039
Income taxes payable	254	648
Sales taxes payable	600	2,278
Other taxes	71	96
Restructuring	9	82
Other	2,082	1,741

	$14,265	$19,292

(9) RESTRUCTURING ACCRUAL

        In the three months ended March 31, 2009, the Company recorded restructuring expenses aggregating $2.0 million related to headcount initiatives implemented as part of the Company's efforts to right-size the business to align with market opportunities while managing costs to position Sonus for profitable growth. The Company recorded $0.9 million of severance and related expenses for its January 9, 2009 restructuring initiative, which reduced the Company's workforce by approximately 40 people, or 4% of employees worldwide. The Company recorded $1.1 million of severance and related expenses for its March 10, 2009 restructuring initiative, which further reduced the Company's workforce by approximately 60 people, or 6% of employees worldwide.

        The Company expects to complete the payments related to these initiatives in the second quarter of fiscal 2010.

        The activity related to these initiatives during the three months ended March 31, 2010 is as follows (in thousands):

	Balance January 1, 2010	Cash payments	Balance March 31, 2010
Severance and related costs	$82	$(73)	$9

(10) STOCK-BASED COMPENSATION PLANS

        The Company's 2007 Stock Incentive Plan, as Amended (the "2007 Plan"), provides for the award of options to purchase the Company's common stock ("stock options"), stock appreciation rights, restricted common stock ("restricted stock"), performance-based share awards, restricted stock units and other stock-based awards to employees, officers, directors (including those directors who are not employees or officers of the Company), consultants and advisors of the Company and its subsidiaries.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(10) STOCK-BASED COMPENSATION PLANS (Continued)

Stock Options

        The activity related to the Company's outstanding stock options during the three months ended March 31, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	24,081,565	$4.90
Granted	569,500	$2.30
Exercised	(32,969)	$1.05
Forfeited	(223,493)	$5.48
Expired	(1,555,522)	$4.12

Outstanding at March 31, 2010	22,839,081	$4.89	4.71	$2,335

Vested or expected to vest at March 31, 2010	22,478,559	$4.92	4.65	$2,202
Exercisable at March 31, 2010	18,097,320	$5.25	3.72	$609

        The grant date fair values of stock options granted in the three months ended March 31, 2010 were estimated using the Black-Scholes valuation model with the following assumptions:

Risk-free interest rate	2.65%
Expected dividend yield	—
Weighted average volatility	64.81%
Expected life (years)	4.5

        The weighted average grant date fair value of stock options granted during the three months ended March 31, 2010 was $1.23.

        The total intrinsic values of stock options exercised during the three months ended March 31, 2010 and 2009 were approximately $41,000 and $17,000, respectively. The Company received cash from stock option exercises of approximately $35,000 and $1,000 in the three months ended March 31, 2010 and 2009, respectively.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(10) STOCK-BASED COMPENSATION PLANS (Continued)

Restricted Stock Awards

        The activity related to the Company's unvested restricted stock awards for the three months ended March 31, 2010 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested balance at January 1, 2010	3,444,496	$3.29
Granted	185,000	$1.95
Vested	(199,546)	$5.55
Forfeited	(221,809)	$2.86

Unvested balance at March 31, 2010	3,208,141	$3.10

        The total fair value of shares of restricted stock that vested during the three months ended March 31, 2010 was $1.1 million.

Performance-based Stock Awards

        The activity related to the Company's performance stock awards for the three months ended March 31, 2010 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested balance at January 1, 2010	550,000	$4.15
Granted	175,000	$2.63
Vested	—	—
Forfeited	—	—

Unvested balance at March 31, 2010	725,000	$3.78

        There are 241,167 shares of the Company's common stock that are not included in the table above, as the Company has not finalized the performance conditions for these awards. The Company will begin to record stock-based compensation expense at the time that the performance conditions are defined and when it becomes probable that the respective performance conditions will be achieved.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(10) STOCK-BASED COMPENSATION PLANS (Continued)

Stock-Based Compensation

        The condensed consolidated statements of operations include stock-based compensation for the three months ended March 31, 2010 and 2009 as follows (in thousands):

	Three months ended March 31,
	2010	2009
Product cost of revenue	$71	$116
Service cost of revenue	419	465
Research and development	606	767
Sales and marketing	729	1,044
General and administrative	661	648

	$2,486	$3,040

        The Company included $0.1 million of stock-based compensation in inventory at both March 31, 2010 and December 31, 2009.

        There is no income tax benefit for employee stock-based compensation expense for the three months ended March 31, 2010 and 2009 due to the valuation allowance recorded.

        At March 31, 2010, there was $17.8 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock option and restricted stock awards, as well as performance-based stock awards for which the Company believes it is probable the performance conditions will be satisfied. This expense is expected to be recognized over a weighted average period of approximately 2.5 years.

(11) MAJOR CUSTOMERS

        The following customers each contributed 10% or more of the Company's revenue in at least one of the three month periods ended March 31, 2010 and 2009:

	Three months ended March 31,
Customer	2010	2009
AT&T	15%	11%
KDDI Corporation	11%	*

*
Represents less than 10% of revenue.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(11) MAJOR CUSTOMERS (Continued)

        At March 31, 2010, two customers each accounted for 10% or more of the Company's accounts receivable balance, representing approximately 31% in the aggregate of total accounts receivable. At December 31, 2009, there were no customers that accounted for 10% or more of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have historically been within management's expectations.

(12) INCOME TAXES

        The Company's provision for income taxes of $146,000 and $26,000 for the three months ended March 31, 2010 and 2009, respectively, reflect the Company's estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full fiscal year.

        During the fourth quarter of fiscal 2008, the Company concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to its cumulative losses and other factors. Accordingly, the Company recorded an increase to its valuation allowance on substantially all of its domestic net deferred tax assets. The estimated annual effective rate for the year ending December 31, 2010 does not include any benefit for projected domestic losses as the Company continues to conclude that a valuation allowance for its domestic losses is appropriate.

(13) GEOGRAPHIC INFORMATION

        The Company's classification of revenue by geographic area is determined by the location where the product is shipped to or where the services are performed. The following table summarizes revenue by geographic area as a percentage of total revenue for the three months ended March 31, 2010 and 2009:

	Three months ended March 31,
	2010	2009
United States	58%	71%
Japan	21	7
Other Asia Pacific	*	2
Europe, Middle East and Africa	19	16
Other	2	4

	100%	100%

*
Represents less than 1% of revenue.

        Due to the uneven ordering patterns of customers and the timing of project completions, the domestic and international components as a percentage of the Company's revenue fluctuate from quarter to quarter and year to year.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(14) RELATED PARTIES

        The Company's President and Chief Executive Officer serves on the Board of Directors of Comverse Technology, Inc. ("Comverse"), a worldwide provider of software and systems. Comverse has several majority-owned subsidiaries, including Ulticom, Inc. and Verint Systems. All three companies are vendors of the Company. The Company had well-established and ongoing business relationships with these vendors prior to the appointment of Dr. Nottenburg as the Company's President and Chief Executive Officer effective June 13, 2008. Costs incurred for purchases from these companies, in the aggregate, were $1.3 million and $2.2 million for the three months ended March 31, 2010 and 2009, respectively. At March 31, 2010 and December 31, 2009, the Company had aggregate outstanding accounts payable balances of $0.1 million and $0.2 million, respectively, to these companies.

(15) COMMITMENTS AND CONTINGENCIES

2001 IPO Litigation

        In November 2001, a purchaser of the Company's common stock filed a complaint in the United States District Court for the Southern District of New York against the Company, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with the Company's initial public offering ("IPO") and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased the Company's common stock between the date of the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that the Company's registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between the underwriters and certain purchases to make additional purchases in the after market. The claims against the Company are asserted under Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly-traded companies and their IPO underwriters which, along with the actions against the Company, have been transferred to a single federal judge for purposes of coordinated case management.

        On July 15, 2001, the Company, collectively with the other issuers named as defendants in these coordinated proceedings, filed a collective motion to dismiss the consolidated amended complaints on various legal grounds common to all or most of the issuer defendants. The plaintiffs voluntarily dismissed the claims against many of the individual defendants, including the Company's officers named in the complaint. On February 19, 2003, the District Court granted a portion of the motion to dismiss by dismissing the Section 10(b) claims against certain defendants, including the Company, but denied the remainder of the motion as to the defendants.

        In June 2003, a special committee of the Company's Board of Directors authorized Sonus to enter into a proposed settlement with the plaintiffs on terms substantially consistent with the terms of a Memorandum of Understanding negotiated among representatives of the plaintiffs, the issuer defendants and the insurers for the issuer defendants. In October 2004, the District Court certified the class in a case against certain defendants. On February 15, 2005, the District Court preliminarily approved the terms of the proposed settlement contingent on modifications to the proposed settlement.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(15) COMMITMENTS AND CONTINGENCIES (Continued)

On August 31, 2005, the District Court approved the terms of the proposed settlement, as modified. On April 24, 2006, the District Court held a hearing on a motion to approve the final settlement and took the matter under advisement.

        On December 5, 2006, the United States Court of Appeals for the Second Circuit reversed the District Court's October 2004 order certifying a class. On June 25, 2007, the District Court entered an order terminating the settlement. On November 13, 2007, the issuer defendants in certain designated "focus cases" filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the "focus cases." On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between the plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the District Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. On August 25, 2009, the plaintiffs filed a motion for final approval of the proposed settlement, approval of the plan of distribution of the settlement fund and certification of the settlement classes. A settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the District Court issued an opinion granting the plaintiffs' motion for final approval of the settlement, approval of the plan of distribution of the settlement fund and certification of the settlement classes. Various notices of appeal of the District Court's October 5, 2009 order have been filed in the Court of Appeals. An Order and Final Judgment was entered on January 14, 2010. Due to the inherent uncertainties of litigation, the Company is unable to determine the ultimate outcome or potential range of loss, if any.

        On October 5, 2007, Vanessa Simmonds, a purported shareholder, filed a complaint in the United States District Court for the Western District of Washington for recovery of short-swing profits under Section 16(b) of the Exchange Act against the underwriters in the IPO in 2000. On February 28, 2008, the plaintiff filed an amended complaint asserting substantially similar claims as set forth in the initial complaint. The amended complaint seeks recovery against the underwriters for profits they received from the sale of the Company's common stock in connection with the IPO. The Company was named as a nominal defendant but has no liability for the asserted claims. No Sonus officers or directors were named in the amended complaint. Between October 2, 2007 and October 12, 2007, the plaintiff also filed fifty-four separate lawsuits naming 54 additional issuers as nominal defendants and ten underwriters as defendants. These 54 cases, along with the complaint filed by the plaintiff with respect to Sonus' IPO, were reassigned to a single federal judge in the United States District Court for the Western District of Washington, as related cases. On March 12, 2009, the District Court entered its judgment and granted the moving issuers' motion to dismiss, finding plaintiff's demand letters were insufficient to put the issuers on notice of the claims asserted against them. The District Court also granted the underwriters' motion to dismiss as to the claims arising from the non-moving issuers' IPOs, finding plaintiff's claims were time-barred under the applicable statute of limitations.

        On March 31, 2009, plaintiff-appellant appealed the judgment to the United States Court of Appeals for the Ninth Circuit. The underwriter defendants filed a cross-appeal in each of the cases wherein the issuers moved for dismissal (including the appeal relating to the Sonus IPO). Briefing before the United States Court of Appeals for the Ninth Circuit was complete as of November 17,

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(15) COMMITMENTS AND CONTINGENCIES (Continued)

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q and, in particular, this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements which are subject to a number of risks and uncertainties. The words "could", "expects", "may", "anticipates", "believes", "intends", "estimates", "plans", "envisions", "seeks", "will" and other similar language whether in the negative or affirmative are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on our current expectations, assumptions, estimates, forecasts and projections about the operating environment, economies and markets in which we operate, and we do not undertake an obligation to update our forward-looking statements to reflect new information, future events or circumstances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 and the additional factors set forth in Item 1A. "Risk Factors" of Part II of this Quarterly Report on Form 10-Q. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition and/or liquidity. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes for the periods specified.

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

        We reported losses from operations of $0.5 million and $17.8 million for the three months ended March 31, 2010 and 2009, respectively. We reported net losses of $0.1 million and $16.2 million for the three months ended March 31, 2010 and 2009, respectively.

        Our higher revenue in the current year period was a significant factor in our lower reported net loss for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This higher revenue resulted in higher gross profit of $38.2 million in the three months ended March 31, 2010, compared to $23.2 million in the same prior year quarter.

        Operating expenses were $38.7 million in the three months ended March 31, 2010. This amount compares to $41.0 million, including $2.0 million of restructuring expense, in the three months ended March 31, 2009. Lower research and development expenses and general and administrative expenses in the three months ended March 31, 2010 were partially offset by higher sales and marketing expenses. These higher sales and marketing expenses were primarily attributable to higher sales commissions resulting from our higher revenue in the current year quarter. Our personnel-related costs, with the exception of sales commissions which are a function of our revenue levels, have been reduced primarily as a result of our fiscal 2009 and 2008 headcount restructuring initiatives (the "restructuring initiatives"), including two such restructuring initiatives in the three months ended March 31, 2009. As a result of these restructuring initiatives, we reduced our total headcount by approximately 240 employees, or approximately 25% of our total worldwide workforce. However, while we have eliminated jobs in some areas of the business, we continue to hire for positions in certain geographies, such as for our development center in India, to support our business plans.

        We continue to focus on the key elements of our strategy, designed to capitalize on our technology and market lead, and build a premier franchise in packet-based voice infrastructure solutions. We are currently focusing our major efforts on the following aspects of our business:

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

  •
  Revenue recognition;

  •
  Allowance for doubtful accounts;

  •
  Inventory reserves;

  •
  Loss contingencies and reserves;

  •
  Stock-based compensation;

  •
  Goodwill and intangible assets; and

  •
  Accounting for income taxes.

        For a complete discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on February 25, 2010. There were no significant changes to our critical accounting policies during the three months ended March 31, 2010.

Results of Operations

Three Months Ended March 31, 2010 and 2009

        Revenue.    Revenue for the three months ended March 31, 2010 and 2009 was as follows (in thousands, except percentages):

	Three months ended March 31,		Increase from prior year
	2010	2009	$	%
Product	$36,278	$19,403	$16,875	87.0%
Service	26,130	21,609	4,521	20.9%

Total revenue	$62,408	$41,012	$21,396	52.2%

        Product revenue is comprised of sales of our voice infrastructure products, including our GSX9000 and GSX4000 Open Services Switches, NBS Network Border Switch, PSX Policy & Routing Server, SGX Signaling Gateway, ASX Call Feature Server, IMX Service Delivery Platform, Sonus Insight Management System, ASX Access Gateway Control Function, the Insight xAuthority Provisioning System and related product offerings.

        One of the primary factors contributing to the increase in product revenue in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is the low revenue in the prior year quarter (our lowest in several years), which was due primarily to declines in the global economy which resulted in reduced telecommunications spending and reduced demand for our products and services. The increase in product revenue primarily resulted from the completion of a number of customer projects for which the revenue recognition criteria were met in the three months ended March 31, 2010, resulting in approximately $14 million of revenue. Six of these projects were related to deployments for new customers, which contributed approximately $9 million of product revenue, with the remaining $5 million in product revenue related to longer-term projects (generally, greater than one year) for existing customers. The remaining increase is attributable to an increase in product revenue from AT&T Inc. ("AT&T").

        Beginning in the fourth quarter of fiscal 2008, we concluded that we no longer had sufficient evidence of VSOE on maintenance services for AT&T, one of our largest customers. Therefore, all revenue related to multiple-element arrangements for this customer entered into during that quarter and subsequent periods is being recognized ratably over the maintenance period. Revenue recognition on multiple-element arrangements with AT&T will begin when the only undelivered element of the arrangement is maintenance. Beginning in the fourth quarter of 2008, for orders from AT&T that contain bundled product and maintenance, we have allocated a fixed percentage (which represents the maintenance renewal rate for our largest customers for which we have VSOE) of the arrangement fee to service revenue with the residual amount classified as product revenue. We have and will continue to apply this methodology on a consistent basis. Product revenue recognized from AT&T increased approximately $3 million in the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to fiscal 2010 orders being recognized as revenue over a shorter period than orders placed in fiscal 2009.

        Service revenue is primarily comprised of hardware and software maintenance and support ("maintenance revenue") and network design, installation and other professional services ("professional services revenue"). Higher maintenance revenue accounted for $1.8 million of the increase in service revenue in the three months ended March 31, 2010 compared to the same prior year quarter. Of this amount, $1.2 million represents maintenance revenue from new customers and $1.2 million relates to higher maintenance revenue from AT&T, primarily due to the shorter revenue recognition period discussed above. These increases were partially offset by $0.6 million of decreases in maintenance revenue, principally related to the decommissioning of customer equipment or termination of maintenance agreements. Higher professional services revenue accounted for $2.7 million of the increase in service revenue in the three months ended March 31, 2010, compared to the same quarter of the prior year. Of this amount, $2.3 million relates to professional services for the previously described new customer deployments completed in the quarter and $0.4 million represents additional professional services provided to our existing customer base.

        We currently believe that our fiscal 2010 revenue will range from flat to low single-digit percentage growth compared to our fiscal 2009 revenue.

        AT&T and KDDI Corporation contributed approximately 15% and 11%, respectively, of our revenue in the three months ended March 31, 2010. AT&T contributed approximately 11% of our revenue in the three months ended March 31, 2009. There were no other customers that contributed 10% or more of our revenue in the three months ended March 31, 2010 or 2009.

        International revenue was approximately 42% and 29% of revenue in the three months ended March 31, 2010 and 2009, respectively. Due to the uneven ordering patterns of customers and the timing of project completions, we expect that the domestic and international components as a percentage of our revenue will fluctuate from quarter to quarter and year to year.

        Our deferred product revenue was $36.9 million and $47.7 million at March 31, 2010 and December 31, 2009, respectively, and our deferred service revenue was $46.7 million and $52.3 million at March 31, 2010 and December 31, 2009, respectively. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

        Cost of Revenue/Gross Profit.    Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs and inventory obsolescence. Our cost of revenue and gross profit as a percentage of revenue ("gross margin") for the three months ended March 31, 2010 and 2009 were as follows (in thousands, except percentages):

	Three months ended March 31,		Increase from prior year
	2010	2009	$	%
Cost of revenue
Product	$12,301	$6,134	$6,167	100.5%
Service	11,929	11,663	266	2.3%

Total cost of revenue	$24,230	$17,797	$6,433	36.1%

Gross margin
Product	66.1%	68.4%
Service	54.3%	46.0%
Total gross margin	61.2%	56.6%

        The decrease in product gross margin in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 was primarily due to changes in product and customer mix, which reduced our product gross margin by approximately 4 percentage points, partially offset by lower manufacturing-related costs, which contributed approximately 2 percentage points to our product gross margin. The increase in service gross margin in the three months ended March 31, 2010 compared to the same prior year quarter was due to our ability to leverage our higher service revenue against our primarily fixed cost base. Our service cost of revenue is relatively fixed in advance of any particular quarter and therefore, changes in service revenue will have a significant impact on service gross margins.

        We currently believe that our gross margin over time will remain within our long-term financial model of 58% to 62%.

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses for the three months ended March 31, 2010 and 2009 were as follows (in thousands, except percentages):

Three months ended March 31,		Decrease from prior year
2010	2009	$	%
$14,940	$16,353	$(1,413)	-8.6%

        The decrease in the current period primarily reflects lower employee-related costs, including salary and related costs as a result of our restructuring initiatives. As a result of these initiatives, we reduced our research and development headcount by approximately 140 people. The savings from these headcount reductions were partially offset by an increase of approximately 80 employees at our development center in India. These changes in headcount resulted in a net decrease in employee-related costs of $2.5 million, including $0.2 million of lower stock-based compensation expense. These reductions were partially offset by $1.1 million of increased expense for new product development for both our new and existing product offerings and related activities. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our research and development expenses for fiscal 2010 will increase from fiscal 2009 levels due to our increased focus on new product development, partially offset by lower development costs as a result of the recent migration of many of our research and development activities to our development center in India.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three months ended March 31, 2010 and 2009 were as follows (in thousands, except percentages):

Three months ended March 31,		Increase from prior year
2010	2009	$	%
$13,594	$12,147	$1,447	11.9%

        The increase in the three months ended March 31, 2010 compared to the same prior year quarter is primarily attributable to $1.8 million of higher sales employee-related expense, including $1.2 million of higher sales commission expense resulting from higher revenue. This increase was partially offset by $0.3 million of lower marketing employee-related expense as a result of our restructuring initiatives, coupled with $0.2 million of other net reductions in marketing expense. We believe that our sales and marketing expenses will increase in fiscal 2010 from fiscal 2009 levels, primarily attributable to higher personnel and related costs.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and other employee-related costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses for the three months ended March 31, 2010 and 2009 were as follows (in thousands, except percentages):

Three months ended March 31,		Decrease from prior year
2010	2009	$	%
$10,144	$10,495	$(351)	-3.3%

        The decrease in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 is primarily attributable to $0.9 million of lower non-income tax-related expense and $0.1 million of lower foreign currency translation expense. These decreases were partially offset by $0.4 million of higher employee-related expense, including a net increase of $0.2 million in bonus expense related to the implementation of our new Company-wide employee bonus program in fiscal 2010, and $0.3 million of higher legal-related and professional fees. We believe that our general and administrative expenses will decrease in fiscal 2010 from fiscal 2009 levels, primarily due to lower expected professional fees and personnel-related expenses in the remainder of the fiscal year.

        Restructuring.    In the three months ended March 31, 2009, we recorded restructuring expenses aggregating $2.0 million related to two restructuring initiatives implemented as part of our efforts to right-size the business to align with market opportunities while managing costs to position Sonus for profitable growth. Of this amount, $0.9 million was recorded for severance and related expenses for our January 9, 2009 restructuring initiative, which reduced our workforce by approximately 40 people, or 4% of employees worldwide, and $1.1 million was for severance and related expenses for our March 10, 2009 restructuring initiative, which further reduced our workforce by approximately 60 people, or 6% of employees worldwide. We did not record any restructuring expense in the three months ended March 31, 2010.

        Interest Income, net.    Interest income and interest expense for the three months ended March 31, 2010 and 2009 were as follows (in thousands, except percentages):

	Three months ended March 31,		Decrease from prior year
	2010	2009	$	%
Interest income	$515	$1,649	$(1,134)	-68.8%
Interest expense	(13)	(79)	(66)	-83.5%

Interest income, net	$502	$1,570	$(1,068)	-68.0%

        Interest income consists of interest earned on our cash equivalents, marketable securities and long-term investments. Interest expense primarily relates to interest on capital lease obligations. The reduction in interest income, net, in the three months ended March 31, 2010 compared to the same prior year quarter is primarily attributable to a lower average portfolio yield.

        Income Taxes.    Our provision for income taxes was $146,000 and $26,000 for the three months ended March 31, 2010 and 2009, respectively. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

        During the fourth quarter of fiscal 2008, we concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to our cumulative losses and other factors. Accordingly, we recorded an increase to our valuation allowance on substantially all of our domestic net deferred tax assets. The estimated annual effective rate for the year ending December 31, 2010 does not include any benefit for our projected domestic losses as we have continued to conclude that a valuation allowance for our domestic losses is appropriate.

        The provision for income taxes for the three months ended March 31, 2010 represents forecasted tax expense on the earnings of our foreign operations. Our effective tax rate for the three months ended March 31, 2009 was less than the statutory federal and state rates primarily due to our inability to recognize tax benefits on domestic losses incurred.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

        At March 31, 2010, our cash, cash equivalents, marketable securities and investments totaled $413.0 million.

        Our operating activities provided $3.3 million and $8.9 million of cash in the three months ended March 31, 2010 and 2009, respectively.

        Cash provided by operating activities in the three months ended March 31, 2010 was primarily the result of a net decrease in accounts receivable, which was mainly driven by our focus on cash collections, higher accounts payable and lower inventory, partially offset by decreases in deferred revenue and accrued expenses, as well as an increase in other operating assets. The decrease in deferred revenue is primarily the result of the completion of projects aggregating approximately $14 million for which revenue recognition criteria were met during the quarter. The decrease in accrued expenses is primarily attributable to lower employee compensation and related costs lower taxes payable and payments for previously accrued royalty agreements. The increase in other operating assets is primarily higher prepaid expenses. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, contributed $5.0 million to the cash provided by operating activities.

        Cash provided by operating activities in the three months ended March 31, 2009 was the result of lower levels of accounts receivable and higher deferred revenue. These amounts were partially offset by lower accrued expenses and accounts payable, and higher levels of operating assets and inventory. The lower accounts receivable levels were primarily the result of lower shipments and billings in the quarter, coupled with focused collection efforts as a result of the strong seasonal billings and shipments in late fiscal 2008. The decrease in accrued expenses was primarily attributable to lower employee compensation and related costs, including reductions for the payment of bonuses to our executives and employees under our bonus programs, the completion of an employee stock purchase under our Amended and Restated 2000 Employee Stock Purchase Plan ("ESPP") and lower taxes payable, accrued royalties and professional fees. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, used $10.6 million of operating cash.

        Our investing activities used $64.1 million of cash in the three months ended March 31, 2010, compared to $60.7 million of cash provided by investing activities in the three months ended March 31, 2009. Our net investment in marketable securities in the three months ended March 31, 2010 was $60.4 million, compared to $71.0 million of net sales and maturities of marketable securities and investments in the three months ended March 31, 2009. In addition, during the three months ended March 31, 2010, we used $1.8 million of cash for purchases of property and equipment and $2.0 million to purchase intangible assets. In the three months ended March 31, 2009, we placed $9.5 million into escrow related to a litigation settlement and used $0.8 million for purchases of property and equipment.

        Our financing activities provided $0.4 million of cash in the three months ended March 31, 2010, including $0.6 million of proceeds from the sale of common stock in connection with our ESPP and $35,000 from the exercise of stock options. These amounts were partially offset by $0.2 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.1 million used for payments on our capital leases for office equipment. Our financing activities provided $0.3 million of cash in the three months ended March 31, 2009, including $0.5 million of proceeds from the sale of common stock in connection with our ESPP, partially offset by $0.1 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.1 million used for payments on our capital leases for office equipment.

        Based on our current expectations, we believe our cash, cash equivalents, marketable securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. It is difficult to predict future liquidity requirements with certainty. The rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing operations, to improve our controls environment and for other general corporate activities, as well as to vigorously defend against existing and potential litigation. See Note 15 to our condensed consolidated financial statements for a description of legal contingencies.

Recent Accounting Pronouncements

        In October 2009, the FASB issued an update to Certain Arrangements that Include Software Elements. This update removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. This update will require us to account for many of our multiple-element arrangements as non-software transactions and could impact the timing and revenue recognized in a reporting period. This update is effective for us beginning January 1, 2011, although early adoption is permitted, and adoption can be applied prospectively or retrospectively. We are currently evaluating the effect that implementation of this update will have on our consolidated financial position and results of operations upon adoption.

        In October 2009, the FASB issued an update to the accounting guidance related to the separation criteria used to determine the unit of accounting for multiple-element arrangements. This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to "fair value" with "selling price" to distinguish from the fair value measurements required under ASC 820, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation and expands the ongoing disclosure requirements. This guidance is effective for us beginning January 1, 2011, although early adoption is permitted, and adoption can be applied prospectively or retrospectively. We are currently evaluating the effect that implementation of this update will have, if any, on our consolidated financial position and results of operations upon adoption.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We do not believe that a hypothetical 10% adverse movement in interest rates and foreign currency exchange rates would have a materially different impact than what was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2010.

        Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of March 31, 2010.

        Changes in Internal Control over Financial Reporting.    No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were identified in connection with the evaluation as of March 31, 2010 referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        We are a party to the legal proceedings described in Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2009 and Note 15 of this Quarterly Report on Form 10-Q. There were no material developments to these legal proceedings during the quarter ended March 31, 2010.

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

        There are no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009. There were no modifications or supplements to these risk factors in the quarter ended March 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We have not announced any currently effective authorization to repurchase shares of our common stock. However, upon vesting of restricted stock awards, employees are permitted to return to us a portion of the newly-vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. The following table summarizes repurchases of our common stock during the first quarter of fiscal 2010, which represent shares returned to satisfy tax withholding obligations:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2010 to January 31, 2010	—	—	—	—
February 1, 2010 to February 28, 2010	72,411	$2.14	—	—
March 1, 2010 to March 31, 2010	10,435	$2.41	—	—

Total	82,846	$2.17	—	—

Item 6.    Exhibits

Exhibit Number		Description
10.1	(a)	The Sonus Networks, Inc. Senior Management Cash Incentive Plan, effective as of February 23, 2010.
10.2	(b)	Amendment to Employment Agreement between Sonus Networks, Inc. and Wayne Pastore, dated April 29, 2010.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)
Incorporated by reference from the Registrant's Current Report on Form 8-K (File No. 001-34115) filed with the Securities and Exchange Commission on February 24, 2010.

(b)
Incorporated by reference from the Registrant's Current Report on Form 8-K (File No. 001-34115) filed with the Securities and Exchange Commission on May 3, 2010.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2010	SONUS NETWORKS, INC.
	By:	/s/ WAYNE PASTORE Wayne Pastore Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
10.1	(a)	The Sonus Networks, Inc. Senior Management Cash Incentive Plan, effective as of February 23, 2010.
10.2	(b)	Amendment to Employment Agreement between Sonus Networks, Inc. and Wayne Pastore, dated April 29, 2010.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)
Incorporated by reference from the Registrant's Current Report on Form 8-K (File No. 001-34115) filed with the Securities and Exchange Commission on February 24, 2010.

(b)
Incorporated by reference from the Registrant's Current Report on Form 8-K (File No. 001-34115) filed with the Securities and Exchange Commission on May 3, 2010.