Form 10-Q
period 2010-06-30
SONUS NETWORKS INC
filed 2010-08-03
CIK 1105472

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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

        As of July 26, 2010, there were 275,220,150 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2010

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

SONUS NETWORKS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$103,788	$125,323
Marketable securities	249,393	239,223
Accounts receivable, net of allowance for doubtful accounts of $392 and $666 at June 30, 2010 and December 31, 2009, respectively	40,188	47,998
Inventory, net	21,181	21,925
Deferred income taxes	669	562
Other current assets	20,394	17,508

Total current assets	435,613	452,539
Property and equipment, net	14,355	14,646
Intangible assets, net	2,065	341
Goodwill	5,053	5,053
Investments	66,474	49,598
Deferred income taxes	780	711
Other assets	22,623	17,849

	$546,963	$540,737

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$18,619	$5,337
Accrued expenses	17,584	19,292
Current portion of deferred revenue	57,141	74,748
Current portion of long-term liabilities	484	753

Total current liabilities	93,828	100,130
Deferred revenue	31,703	25,242
Long-term liabilities	1,042	1,127

Total liabilities	126,573	126,499

Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized; 277,511,919 and 276,792,897 shares issued; 275,215,009 and 274,495,987 shares outstanding at June 30, 2010 and December 31, 2009, respectively	278	277
Additional paid-in capital	1,292,492	1,286,326
Accumulated deficit	(878,633)	(878,810)
Accumulated other comprehensive income	6,520	6,712
Treasury stock, at cost; 2,296,910 common shares	(267)	(267)

Total stockholders' equity	420,390	414,238

	$546,963	$540,737

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue:
Product	$36,796	$36,320	$73,074	$55,723
Service	24,385	25,287	50,515	46,896

Total revenue	61,181	61,607	123,589	102,619

Cost of revenue:
Product	10,826	10,747	23,127	16,881
Service	11,842	10,568	23,771	22,231

Total cost of revenue	22,668	21,315	46,898	39,112

Gross profit	38,513	40,292	76,691	63,507

Operating expenses:
Research and development	15,106	15,501	30,046	31,854
Sales and marketing	12,392	12,344	25,986	24,491
General and administrative	10,971	10,186	21,115	20,681
Restructuring	—	(7)	—	1,977

Total operating expenses	38,469	38,024	77,147	79,003

Income (loss) from operations	44	2,268	(456)	(15,496)
Interest expense	(30)	8	(43)	(71)
Interest income	466	1,077	981	2,726
Other income (expense), net	1	19	11	12

Income (loss) before income taxes	481	3,372	493	(12,829)
Income tax (provision) benefit	(170)	1,011	(316)	985

Net income (loss)	$311	$4,383	$177	$(11,844)

Earnings (loss) per share:
Basic	$—	$0.02	$—	$(0.04)
Diluted	$—	$0.02	$—	$(0.04)
Shares used to compute earnings (loss) per share:
Basic	275,051	273,543	274,877	273,320
Diluted	276,314	273,768	276,038	273,320

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$177	$(11,844)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	4,804	5,004
Amortization of intangible assets	276	153
Stock-based compensation	5,698	6,750
Loss on disposal of property and equipment	59	15
Deferred income taxes	—	(208)
Changes in operating assets and liabilities:
Accounts receivable	7,778	37,714
Inventory	(5,201)	(5,204)
Other operating assets	261	(13,472)
Accounts payable	12,989	1,204
Accrued expenses	(1,828)	(11,275)
Accrued litigation settlements	—	(100)
Deferred revenue	(11,181)	3,645

Net cash provided by operating activities	13,832	12,382

Cash flows from investing activities:
Purchases of property and equipment	(4,276)	(3,352)
Purchase of intangible assets	(2,000)	—
Purchases of marketable securities	(168,953)	(61,926)
Sale/maturities of marketable securities	139,620	153,738
Increase in restricted cash	—	(9,500)

Net cash provided by (used in) investing activities	(35,609)	78,960

Cash flows from financing activities:
Sale of common stock in connection with employee stock purchase plan	609	529
Proceeds from exercise of stock options	61	1
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(257)	(287)
Principal payments of capital lease obligations	(110)	(124)

Net cash provided by financing activities	303	119

Effect of exchange rate changes on cash and cash equivalents	(61)	407

Net increase (decrease) in cash and cash equivalents	(21,535)	91,868
Cash and cash equivalents, beginning of year	125,323	122,207

Cash and cash equivalents, end of period	$103,788	$214,075

Supplemental disclosure of cash flow information:
Interest paid	$43	$71
Income taxes paid	$677	$411
Income tax refunds received	$429	$545
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$1,191	$596
Property and equipment acquired under capital lease	$—	$151

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

        Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2009 ("Annual Report") filed on February 25, 2010 with the SEC and Amendment No. 1 to the Annual Report filed on April 27, 2010 with the SEC.

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

Foreign Currency Translation

        The Company recorded net losses on foreign currency remeasurement and transactions of $0.6 million and $0.8 million for the three months ended June 30, 2010 and 2009, respectively. These amounts include $0.6 million of losses and $1.8 million of gains in the three months ended June 30, 2010 and 2009, respectively, related to the Company's remeasurement of its U.S. dollar foreign subsidiaries.

        The Company recorded net losses on foreign currency remeasurement and transactions of $0.8 million and $1.2 million for the six months ended June 30, 2010 and 2009, respectively. These amounts include $1.4 million of losses and $1.3 million of gains in the six months ended June 30, 2010 and 2009, respectively, related to the Company's remeasurement of its U.S. dollar foreign subsidiaries.

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

        Beginning in the fourth quarter of fiscal 2008, the Company concluded that it no longer had sufficient evidence of VSOE on maintenance services for AT&T Inc. ("AT&T"), one of its largest customers. Therefore, all revenue related to multiple-element arrangements for this customer entered into beginning in the fourth quarter of fiscal 2008 is being recognized ratably over the maintenance period. Revenue recognition on multiple-element arrangements with this customer will begin when the only undelivered element of the arrangement is maintenance. Beginning in the fourth quarter of 2008, for orders from AT&T that contain bundled product and maintenance, the Company has allocated a fixed percentage (which represents the maintenance renewal rate for its largest customers for which the Company has VSOE) of the arrangement fee to service revenue with the residual amount classified as product revenue. The Company has and will continue to apply this methodology on a consistent basis. At June 30, 2010, Other current assets included $1.1 million of deferred product costs related to arrangements with AT&T in which both the revenue and product costs are being recognized ratably. At June 30, 2010 and December 31, 2009, Other assets included $2.0 million and $3.9 million, respectively, of deferred product costs related to arrangements with this customer in which both the revenue and product costs are being recognized ratably.

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

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(3) EARNINGS (LOSS) PER SHARE (Continued)

        The calculations of shares used to compute basic and diluted earnings (loss) per share for the three and six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Weighted average shares outstanding—basic	275,051	273,543	274,877	273,320
Potential dilutive common shares	1,263	225	1,161	—

Weighted average shares outstanding—diluted	276,314	273,768	276,038	273,320

        Options to purchase the Company's common stock aggregating approximately 19.7 million and 34.3 million shares of common stock have not been included in the computation of diluted earnings per share for the three months ended June 30, 2010 and 2009, respectively, because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive. Options to purchase the Company's common stock aggregating approximately 21.3 million shares of common stock have not been included in the computation of diluted earnings per share for the six months ended June 30, 2010 because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive. Options to purchase the Company's common stock, unvested shares of restricted stock and performance-based stock awards aggregating approximately 35.8 million shares of common stock have not been included in the computation of diluted loss per share for the six months ended June 30, 2009 because their effect would have been antidilutive.

(4) COMPREHENSIVE INCOME (LOSS)

        The Company's comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$311	$4,383	$177	$(11,844)
Other comprehensive income (loss):
Foreign currency translation adjustments	144	245	158	(11)
Unrealized loss on available-for-sale marketable securities, net of tax	(175)	190	(350)	(606)

Comprehensive income (loss)	$280	$4,818	$(15)	$(12,461)

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

        The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt and equity securities and investments at June 30, 2010 and December 31, 2009 were comprised of the following (in thousands):

	June 30, 2010
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$64,288	$—	$—	$64,288

Marketable securities
U.S. government agency notes	$95,909	$108	$(5)	$96,012
Foreign government notes	5,345	3	(7)	5,341
Corporate debt securities	71,934	71	(59)	71,946
Commercial paper	42,849	1	(1)	42,849
Certificates of deposit	33,250	8	(13)	33,245

	$249,287	$191	$(85)	$249,393

Investments
U.S. government agency notes	$17,809	$61	$—	$17,870
Foreign government notes	1,093	—	(1)	1,092
Corporate debt securities	47,606	36	(130)	47,512

	$66,508	$97	$(131)	$66,474

	December 31, 2009
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$95,845	$—	$(2)	$95,843

Marketable securities
Municipal obligations	$4,999	$—	$—	$4,999
U.S. government agency notes	86,534	231	(11)	86,754
Corporate debt securities	77,843	294	(67)	78,070
Commercial paper	44,567	15	(5)	44,577
Certificates of deposit	24,801	34	(12)	24,823

	$238,744	$574	$(95)	$239,223

Investments
U.S. government agency notes	$6,444	$13	$(2)	$6,455
Corporate debt securities	43,209	40	(106)	43,143

	$49,653	$53	$(108)	$49,598

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

        The following table shows the fair value of the Company's financial assets at June 30, 2010 and December 31, 2009. These financial assets are comprised of the Company's available-for-sale debt and

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

equity securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the condensed consolidated balance sheets (in thousands):

		Fair value measurements at June 30, 2010 using:
	Total carrying value at June 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$64,288	$60,283	$4,005	$—

Marketable securities
U.S. government agency notes	$96,012	$—	$96,012	$—
Foreign government notes	5,341	—	5,341	—
Corporate debt securities	71,946	49,318	22,628	—
Commercial paper	42,849	—	42,849	—
Certificates of deposit	33,245	—	33,245	—

	$249,393	$49,318	$200,075	$—

Investments
U.S. government agency notes	$17,870	$—	$17,870	$—
Foreign government notes	1,092	—	1,092	—
Corporate debt securities	47,512	26,319	21,193	—

	$66,474	$26,319	$40,155	$—

		Fair value measurements at December 31, 2009 using:
	Total carrying value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$95,843	$88,645	$7,198	$—

Marketable securities
Municipal obligations	$4,999	$—	$4,999	$—
U.S. government agency notes	86,754	—	86,754	—
Corporate debt securities	78,070	54,297	23,773	—
Commercial paper	44,577	—	44,577	—
Certificates of deposit	24,823	—	24,823	—

	$239,223	$54,297	$184,926	$—

Investments
U.S. government agency notes	$6,455	$—	$6,455	$—
Corporate debt securities	43,143	21,328	21,815	—

	$49,598	$21,328	$28,270	$—

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

        The Company reviewed the level classifications of its investments at June 30, 2010 compared to December 31, 2009 and determined that there were no significant transfers between levels in the six months ended June 30, 2010.

(6) INVENTORY, NET

        Inventory, net, at June 30, 2010 and December 31, 2009 consists of the following (in thousands):

	June 30, 2010	December 31, 2009
On-hand final assemblies and finished goods inventories	$12,321	$11,036
Deferred cost of goods sold	24,122	20,132

	36,443	31,168
Less current portion	(21,181)	(21,925)

Noncurrent portion (included in Other assets)	$15,262	$9,243

(7) INTANGIBLE ASSETS AND GOODWILL

        The Company's intangible assets at June 30, 2010 and December 31, 2009 consist of the following (in thousands):

June 30, 2010	Useful life	Cost	Accumulated amortization	Net carrying value
Intellectual property	5 years	$2,999	$934	$2,065
Order backlog	1 year	287	287	—

		$3,286	$1,221	$2,065

December 31, 2009	Useful life	Cost	Accumulated amortization	Net carrying value
Intellectual property	5 years	$999	$658	$341
Order backlog	1 year	287	287	—

		$1,286	$945	$341

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

intangible asset is included as a component of Intangible assets in the Company's condensed consolidated balance sheet at June 30, 2010.

        The Company amortizes its intangible assets over the estimated useful lives of the respective assets. Amortization expense related to intangible assets was approximately $138,000 and $57,000 in the three months ended June 30, 2010 and 2009, respectively, and approximately $276,000 and $153,000 in the six months ended June 30, 2010 and 2009, respectively.

        Estimated future amortization expense for intangible assets recorded by the Company at June 30, 2010 is as follows (in thousands):

Remainder of 2010	$276
2011	551
2012	438
2013	400
2014	400

$2,065

        Goodwill is recorded when the consideration in a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The changes in the carrying amounts of goodwill during the six months ended June 30, 2010 and 2009 are as follows (in thousands):

	Six months ended June 30,
	2010	2009
Balance at January 1:
Goodwill	$8,159	$8,131
Accumulated impairment losses	(3,106)	(3,106)

	5,053	5,025
Foreign currency translation adjustment	—	9

Balance at June 30:
Goodwill	8,159	8,140
Accumulated impairment losses	(3,106)	(3,106)

	$5,053	$5,034

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(8) ACCRUED EXPENSES

        Accrued expenses at June 30, 2010 and December 31, 2009 consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Employee compensation and related costs	$12,100	$11,892
Employee stock purchase plan	654	653
Professional fees	1,068	863
Royalties	—	1,039
Income taxes payable	353	648
Sales taxes payable	1,238	2,278
Other taxes	46	96
Restructuring	9	82
Other	2,116	1,741

	$17,584	$19,292

(9) STOCK-BASED COMPENSATION PLANS

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

        On May 18, 2010, Dr. Richard N. Nottenburg, the Company's President and Chief Executive Officer ("Dr. Nottenburg"), and the Company entered into a letter agreement (the "Retention Agreement") pursuant to which Dr. Nottenburg agreed to stay with the Company while assisting the Company with an orderly transition of his duties and responsibilities. Dr. Nottenburg agreed to remain in his current role until the earlier of (i) the date the Board of Directors of the Company (the "Board") relieves him of such duties or (ii) March 31, 2011 (the "Effective Termination Date"). In connection with the Retention Agreement, on June 15, 2010 Dr. Nottenburg was granted 750,000 shares of restricted stock (the "Retention Shares") under the Company's 2007 Plan. The Retention Shares, which have a fair value, in the aggregate, of $1.9 million, will vest as follows: (i) 250,000 shares will vest on the Effective Termination Date; (ii) 125,000 shares will vest upon the achievement of the financial metrics in the Company's 2010 operating plan, as previously approved by the Board; (iii) 125,000 shares will vest upon the achievement of the target bookings from new products, as reflected in the Company's 2010 Incentive Compensation Program Base Plan under the Senior Management Cash Incentive Plan; and (iv) 250,000 shares will vest on the earlier of (a) sixty days after the first day of employment of Dr. Nottenburg's successor, (b) the date the Board relieves Dr. Nottenburg of his duties as President or Chief Executive Officer of the Company other than for cause, if no successor has been appointed by such date, or (c) March 31, 2011. If Dr. Nottenburg terminates his employment with the Company for "Good Reason" (as such term is defined in Dr. Nottenburg's May 13, 2008 employment agreement (the "Employment Agreement")) the Retention Shares will accelerate and become fully vested. The Company recognized $0.3 million of stock-based compensation expense in both the three and six months ended June 30, 2010 related to the Retention

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(9) STOCK-BASED COMPENSATION PLANS (Continued)

Shares. Dr. Nottenburg agreed to relinquish his rights to two performance stock grants, each in the amount of 250,000 restricted shares, which were to be granted under the Employment Agreement provided that certain performance targets were met. The Company had previously determined it was not probable that the performance conditions for these performance stock grants would be satisfied; accordingly, no stock-based compensation expense has been recorded for these awards.

        The Employment Agreement provides for the acceleration of vesting for certain options and restricted shares on the date his employment is terminated. Accordingly, the Company has adjusted the requisite service period of the stock options and shares of restricted stock awarded under the Employment Agreement, as the Company now expects that these awards will be fully vested by March 31, 2011. This acceleration resulted in $0.2 million of additional stock-based compensation expense in the three months ended June 30, 2010.

Stock Options

        The activity related to the Company's outstanding stock options during the six months ended June 30, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	24,081,565	$4.90
Granted	1,520,500	$2.54
Exercised	(51,719)	$1.17
Forfeited	(317,966)	$4.93
Expired	(7,906,080)	$5.34

Outstanding at June 30, 2010	17,326,300	$4.50	6.29	$2,519

Vested or expected to vest at June 30, 2010	16,905,348	$4.54	6.22	$2,393
Exercisable at June 30, 2010	12,263,019	$5.02	5.33	$774

        The grant date fair values of stock options granted in the three and six months ended June 30, 2010 were estimated using the Black-Scholes valuation model with the following assumptions:

	Three months ended June 30, 2010	Six months ended June 30, 2010
Risk-free interest rate	2.28%	2.28% - 2.65%
Expected dividend yield	—	—
Weighted average volatility	64.49%	64.49% - 64.81%
Expected life (years)	4.5	4.5

        The weighted average grant date fair values of stock options granted during the three and six months ended June 30, 2010 were $1.43 and $1.36, respectively.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(9) STOCK-BASED COMPENSATION PLANS (Continued)

Restricted Stock Awards

        The activity related to the Company's unvested restricted stock awards for the six months ended June 30, 2010 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested balance at January 1, 2010	3,444,496	$3.29
Granted	685,000	$2.34
Vested	(418,921)	$4.37
Forfeited	(291,007)	$3.03

Unvested balance at June 30, 2010	3,419,568	$2.99

        The total fair value of shares of restricted stock that vested during the six months ended June 30, 2010 was $1.8 million.

Performance-Based Stock Awards

        The activity related to the Company's performance stock awards for the six months ended June 30, 2010 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested balance at January 1, 2010	550,000	$4.15
Granted	484,556	$2.54
Vested	—	—
Forfeited	(500,000)	$4.35

Unvested balance at June 30, 2010	534,556	$2.50

        There are 181,611 shares of the Company's common stock that are not included in the table above, as the Company has not finalized the performance conditions for these awards. The Company will begin to record stock-based compensation expense at the time that the performance conditions are defined and when it becomes probable that the respective performance conditions will be achieved.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(9) STOCK-BASED COMPENSATION PLANS (Continued)

Stock-Based Compensation

        The condensed consolidated statements of operations include stock-based compensation for the three and six months ended June 30, 2010 and 2009 as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Product cost of revenue	$89	$115	$160	$231
Service cost of revenue	404	387	823	852
Research and development	665	1,102	1,271	1,869
Sales and marketing	688	1,490	1,417	2,534
General and administrative	1,366	616	2,027	1,264

	$3,212	$3,710	$5,698	$6,750

        The Company included $0.1 million of stock-based compensation in inventory at both June 30, 2010 and December 31, 2009.

        There is no income tax benefit for employee stock-based compensation expense for the six months ended June 30, 2010 and 2009 due to the valuation allowance recorded.

        At June 30, 2010, there was $17.6 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock option and restricted stock awards, as well as performance-based stock awards for which the Company believes it is probable the performance conditions will be satisfied. This expense is expected to be recognized over a weighted average period of approximately two years.

(10) MAJOR CUSTOMERS

        The following customers each contributed 10% or more of the Company's revenue in at least one of the three and six month periods ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
Customer	2010	2009	2010	2009
AT&T	14%	*	14%	*
Global Crossing	*	14%	*	*

*
Represents less than 10% of revenue.

        At June 30, 2010, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 21% of total accounts receivable. At December 31, 2009, there were no customers that accounted for 10% or more of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(10) MAJOR CUSTOMERS (Continued)

on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have historically been within management's expectations.

(11) INCOME TAXES

        The Company's provision for income taxes of $0.3 million for the six months ended June 30, 2010 and income tax benefit of $1.0 million for the six months ended June 30, 2009 reflect the Company's estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full fiscal year.

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

        For the six months ended June 30, 2009, the Company realized a discrete benefit related to the Company's United Kingdom operations totaling $1.1 million as the result of a settlement with the taxing authorities.

(12) GEOGRAPHIC INFORMATION

        The Company's classification of revenue by geographic area is determined by the location where the product is shipped to or where the services are performed. The following table summarizes revenue by geographic area as a percentage of total revenue for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
United States	68%	78%	63%	75%
Japan	13	4	17	5
Other Asia Pacific	1	1	*	1
Europe, Middle East and Africa	16	14	18	15
Other	2	3	2	4

	100%	100%	100%	100%

*
Represents less than 1% of revenue.

        Due to the uneven ordering patterns of customers and the timing of project completions, the domestic and international components as a percentage of the Company's revenue fluctuate from quarter to quarter and year to year.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(13) RELATED PARTIES

        The Company's President and Chief Executive Officer serves on the Board of Directors of Comverse Technology, Inc. ("Comverse"), a worldwide provider of software and systems. Comverse has several majority-owned subsidiaries, including Ulticom, Inc. and Verint Systems. All three companies are vendors of the Company. The Company had well-established and ongoing business relationships with these vendors prior to the appointment of Dr. Nottenburg as the Company's President and Chief Executive Officer effective June 13, 2008. Costs incurred for purchases from these companies, in the aggregate, were $1.0 million and $2.3 million for the three and six months ended June 30, 2010, respectively, and $1.6 million and $3.8 million for the three and six months ended June 30, 2009, respectively. At June 30, 2010 and December 31, 2009, the Company had aggregate outstanding accounts payable balances of $0.3 million and $0.2 million, respectively, to these companies.

        On May 20, 2010, the Company announced that Dr. Nottenburg plans to step down as President and Chief Executive Officer and a director of the Company by the end of March 2011. Based on current knowledge, the Company does not foresee any change in its relationship with Comverse or any of its subsidiaries.

(14) COMMITMENTS AND CONTINGENCIES

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

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(14) COMMITMENTS AND CONTINGENCIES (Continued)

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

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(14) COMMITMENTS AND CONTINGENCIES (Continued)

        On March 31, 2009, plaintiff-appellant appealed the judgment to the United States Court of Appeals for the Ninth Circuit. The underwriter defendants filed a cross-appeal in each of the cases wherein the issuers moved for dismissal (including the appeal relating to the Sonus IPO). Briefing before the United States Court of Appeals for the Ninth Circuit was complete as of November 17, 2009. The Company does not currently expect that this claim will have a material impact on its financial position or results of operations.

Other

        In addition, the Company is often a party to disputes and legal proceedings that it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business, results of operations or financial condition.

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

        We reported income from operations of approximately $44,000 and $2.3 million in the three months ended June 30, 2010 and 2009, respectively, and losses from operations of $0.5 million and $15.5 million in the six months ended June 30, 2010 and 2009, respectively.

        We reported net income of $0.3 million and $0.2 million in the three and six months ended June 30, 2010, respectively. We reported net income of $4.4 million in the three months ended June 30, 2009 and a net loss of $11.8 million in the six months ended June 30, 2009.

        Our revenue decreased slightly, by $0.4 million, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. However, our revenue increased $21.0 million in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

        Despite our virtually flat revenue in the three months ended June 30, 2010 compared to the three months ended June 30, 2009, our gross profit decreased $1.8 million, to $38.5 million, primarily the result of fixed and third party costs related to service revenue. Our gross profit was $76.7 million in the six months ended June 30, 2010, an increase of $13.2 million compared to the six months ended June 30, 2009, which is primarily attributable to our ability to leverage our higher service revenue in the current year against our fixed service cost base, partially offset by higher third party service costs, and customer and product mix related to product revenue.

        Operating expenses were $38.5 million in the three months ended June 30, 2010, compared to $38.0 million in the three months ended June 30, 2009. Higher general and administrative expenses in the three months ended June 30, 2010 were partially offset by lower research and development expenses. The increase in general and administrative expenses is primarily attributable to higher personnel-related costs and depreciation. Lower research and development expenses primarily reflect lower personnel-related costs. Our personnel-related costs, with the exception of sales commissions which are a function of our revenue levels, have been reduced primarily as a result of our fiscal 2009 and 2008 headcount reduction restructuring initiatives (the "restructuring initiatives"). As a result of the restructuring initiatives, we reduced our total headcount by approximately 240 employees, or approximately 25% of our total worldwide workforce. However, while we have eliminated jobs in some areas of the business, we continue to hire for positions in certain geographies, such as for our development center in India, to support our business plans.

        On May 20, 2010, we announced that Richard N. Nottenburg ("Dr. Nottenburg") plans to step down as President and Chief Executive Officer and a director of the Company by the end of March 2011. Since this announcement, we have retained a firm to help us identify a qualified successor and the search is actively underway.

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

Critical Accounting Policies and Estimates

        Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management's estimates and projections, there could be a material effect on our financial statements. The significant accounting policies that we believe are the most critical include the following:

  •
  Revenue recognition;

  •
  Allowance for doubtful accounts;

  •
  Inventory reserves;

  •
  Loss contingencies and reserves;

  •
  Stock-based compensation;

  •
  Goodwill and intangible assets; and

  •
  Accounting for income taxes.

        For a complete discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on February 25, 2010. There were no significant changes to our critical accounting policies from December 31, 2009 through June 30, 2010.

Results of Operations

Three and Six Months Ended June 30, 2010 and 2009

        Revenue.    Revenue for the three and six months ended June 30, 2010 and 2009 was as follows (in thousands, except percentages):

			Increase (decrease) from prior year
Three months ended June 30,	2010	2009	$	%
Product	$36,796	$36,320	$476	1.3%
Service	24,385	25,287	(902)	-3.6%

Total revenue	$61,181	$61,607	$(426)	-0.7%

			Increase from prior year
Six months ended June 30,	2010	2009	$	%
Product	$73,074	$55,723	$17,351	31.1%
Service	50,515	46,896	3,619	7.7%

Total revenue	$123,589	$102,619	$20,970	20.4%

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

        The increase in product revenue in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 is attributable to an increase in revenue from AT&T Inc. ("AT&T") of $2.5 million, partially offset by a $2.0 million reduction in revenue from other customers.

        The increase in product revenue in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 resulted from $5.6 million of additional revenue from AT&T and $11.8 million of higher revenue from other customers. For the six months ended June 30, 2010, we recognized approximately $16 million of product revenue from eight new customers. This compares to approximately $7 million of revenue from five new customers in the six months ended June 30, 2009.

        Beginning in the fourth quarter of fiscal 2008, we concluded that we no longer had sufficient evidence of VSOE on maintenance services for AT&T, one of our largest customers. Therefore, all revenue related to multiple-element arrangements for this customer entered into during that quarter and subsequent periods is being recognized ratably over the maintenance period. Revenue recognition on multiple-element arrangements with AT&T will begin when the only undelivered element of the arrangement is maintenance. Beginning in the fourth quarter of 2008, for orders from AT&T that contain bundled product and maintenance, we have allocated a fixed percentage (which represents the maintenance renewal rate for our largest customers for which we have VSOE) of the arrangement fee to service revenue with the residual amount classified as product revenue. We have and will continue to apply this methodology on a consistent basis. The increase in product revenue recognized from AT&T in both the three and six months ended June 30, 2010 compared to the same prior year periods is primarily due to fiscal 2010 orders being recognized as revenue over a shorter period than orders placed in fiscal 2009.

        Service revenue is primarily comprised of hardware and software maintenance and support ("maintenance revenue") and network design, installation and other professional services ("professional services revenue"). The decrease in service revenue in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 is attributable to $2.4 million of lower professional services revenue, partially offset by $1.5 million of higher maintenance revenue, of which $1.2 million was from AT&T.

        The increase in service revenue in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 is attributable to $3.2 million of higher maintenance revenue and $0.4 million of higher professional services revenue.

        We currently believe that our fiscal 2010 revenue will range from flat to low single-digit percentage growth compared to our fiscal 2009 revenue.

        AT&T contributed approximately 14% of our revenue in both the three and six month periods ended June 30, 2010. Global Crossing contributed approximately 14% of our revenue in the three months ended June 30, 2009. There were no other customers that contributed 10% or more of our revenue in the three or six months ended June 30, 2010 or 2009.

        International revenue was approximately 32% and 22% of our revenue in the three months ended June 30, 2010 and 2009, respectively, and 37% and 25% of our revenue in the six months ended June 30, 2010 and 2009, respectively. Due to the uneven ordering patterns of customers and the timing of project completions, we expect that the domestic and international components as a percentage of our revenue will fluctuate from quarter to quarter and year to year.

        Our deferred product revenue was $45.3 million and $47.7 million at June 30, 2010 and December 31, 2009, respectively, and our deferred service revenue was $43.5 million and $52.3 million at June 30, 2010 and December 31, 2009, respectively. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

        Cost of Revenue/Gross Profit.    Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs and inventory obsolescence. Our cost of revenue and gross profit as a percentage of revenue ("gross margin") for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands, except percentages):

			Increase from prior year
Three months ended June 30,	2010	2009	$	%
Cost of revenue
Product	$10,826	$10,747	$79	0.7%
Service	11,842	10,568	1,274	12.1%

Total cost of revenue	$22,668	$21,315	$1,353	6.3%

Gross margin
Product	70.6%	70.4%
Service	51.4%	58.2%
Total gross margin	62.9%	65.4%

			Increase from prior year
Six months ended June 30,	2010	2009	$	%
Cost of revenue
Product	$23,127	$16,881	$6,246	37.0%
Service	23,771	22,231	1,540	6.9%

Total cost of revenue	$46,898	$39,112	$7,786	19.9%

Gross margin
Product	68.4%	69.7%
Service	52.9%	52.6%
Total gross margin	62.1%	61.9%

        The slight increase in product gross margin in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to changes in product and customer mix, which increased our product gross margin by approximately one percentage point, virtually offset by higher manufacturing-related costs. The decrease in product gross margin in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 was primarily due to product and customer mix, which decreased our product gross margin by approximately two percentage points, partially offset by lower manufacturing-related costs.

        The decrease in service gross margin in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 is primarily attributable to increases in third party costs, which reduced our service gross margin by approximately four percentage points, and higher fixed costs, which reduced our service gross margin by approximately two percentage points. Our higher fixed cost base is primarily related to the implementation of our new Company-wide employee bonus program in fiscal 2010. The increase in service gross margin in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 is primarily attributable to our ability to leverage our higher service revenue against our fixed cost base, which increased our service gross margin by approximately one percentage point, partially offset by higher third party costs.

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

        Research and development expenses for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands, except percentages):

			Decrease from prior year
	2010	2009	$	%
Three months ended June 30,	$15,106	$15,501	$(395)	-2.5%
Six months ended June 30,	$30,046	$31,854	$(1,808)	-5.7%

        The decrease in both the three and six months ended June 30, 2010 compared to the same prior year periods primarily reflects lower employee-related costs, including salary and related costs as a result of our 2009 and 2008 restructuring initiatives. As a result of these initiatives, we reduced our worldwide research and development headcount by approximately 140 people through the third quarter of 2009. The savings from these headcount reductions were partially offset by an increase of approximately 100 employees at our development center in India compared to such number of employees at June 30, 2009. These changes in headcount resulted in decreases in employee-related costs of $1.7 million, including $0.4 million of lower stock-based compensation expense, in the three months ended June 30, 2010 and $4.2 million, including $0.6 million of lower stock-based compensation expense, in the six months ended June 30, 2010 compared to the same prior year periods. These reductions were partially offset by increased expense for product development for both our new and existing product offerings and related activities totaling $1.4 million in the three months ended June 30, 2010 and $2.4 million in the six months ended June 30, 2010. Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our research and development expenses for fiscal 2010 will increase from fiscal 2009 levels due to our increased focus on new product development, partially offset by lower development costs as a result of the recent migration of many of our research and development activities to our development center in India.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands, except percentages):

			Increase from prior year
	2010	2009	$	%
Three months ended June 30,	$12,392	$12,344	$48	0.4%
Six months ended June 30,	$25,986	$24,491	$1,495	6.1%

        The slight increase in sales and marketing expense in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 is primarily attributable to higher sales commissions, travel and related expenses aggregating $0.6 million, including expenses related to our entry into new geographic markets, and $0.4 million of higher expense related to increased new market evaluation equipment activity, offset primarily by $0.8 million of lower stock-based compensation expense and $0.2 million of lower depreciation expense.

        The increase in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 is primarily attributable to $0.8 million of higher employee-related expense, $0.6 million of higher expense related to increased new market evaluation equipment activity and $0.6 million of higher professional fees. These increases were partially offset by $0.4 million of reductions in marketing promotional event expenses. The increase in employee-related expense includes $1.4 million of higher sales commission expense resulting from higher revenue and $0.3 million of higher travel expense primarily related to our entry into new geographic markets. These employee-related expenses were partially offset by $1.1 million of lower stock-based compensation expense.

        We believe that our sales and marketing expenses will increase in fiscal 2010 from fiscal 2009 levels, primarily attributable to higher personnel and related costs.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and other employee-related costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses for the three and six months ended June 30, 2010 and 2009 were as follows (in thousands, except percentages):

			Increase from prior year
	2010	2009	$	%
Three months ended June 30,	$10,971	$10,186	$785	7.7%
Six months ended June 30,	$21,115	$20,681	$434	2.1%

        The increase in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 is primarily attributable to $1.5 million of higher employee-related expense, $0.8 of higher non-income tax related expense and $0.4 million of higher depreciation expense. These increases were partially offset by lower expenses, including $1.2 million of lower legal-related and professional fees, $0.3 million of lower facilities-related expense and $0.2 million of lower foreign currency translation expense. The increase in employee-related expense includes $0.8 million of additional stock-based compensation expense, including $0.5 million attributable to the provisions of a letter agreement we entered into on May 18, 2010 (the "Retention Agreement") with Dr. Nottenburg, and $0.7 million in additional bonus expense related to both the implementation of our new Company-wide employee bonus program in fiscal 2010 and the provisions of Dr. Nottenburg's Retention Agreement. We expect to record an aggregate of $1.9 million of stock-based compensation expense through March 31, 2011 related to shares of common stock issued to Dr. Nottenburg under the Retention Agreement. The increase in depreciation expense primarily relates to our investments in infrastructure technology and our research and development facility in India.

        The increase in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 is primarily attributable to $1.9 million of higher employee-related expense and $0.5 million of higher depreciation expense. These increases were partially offset by lower expenses, primarily comprised of $1.2 million of lower legal-related and professional fees, $0.3 million of lower bad debt expense and $0.3 million of lower foreign currency translation expense. The increase in employee-related expense includes $0.9 million of bonus expense related to both the implementation of our new Company-wide employee bonus program in fiscal 2010 and the provisions of Dr. Nottenburg's Retention Agreement, as well as $0.8 million of additional stock-based compensation expense, primarily attributable to the provisions of Dr. Nottenburg's Retention Agreement. The increase in depreciation expense primarily relates to our investments in infrastructure technology and our research and development facility in India.

        We believe that our general and administrative expenses in fiscal 2010 will be consistent with fiscal 2009 levels, the net result of lower expected professional fees and personnel-related expenses, offset primarily by expense related to the provisions of Dr. Nottenburg's Retention Agreement, in the remainder of the fiscal year.

        Restructuring.    In the six months ended June 30, 2009, we recorded restructuring expenses aggregating $2.0 million related to two restructuring initiatives implemented as part of our efforts to right-size the business to align with market opportunities while managing costs to position the Company for profitable growth. Of this amount, $0.9 million was recorded for severance and related expenses for our January 9, 2009 restructuring initiative, which reduced our workforce by approximately 40 people, or 4% of employees worldwide, and $1.1 million was recorded for severance and related expenses for our March 10, 2009 restructuring initiative, which further reduced our workforce by approximately 60 people, or 6% of employees worldwide. We did not record any restructuring expense in either the three or six months ended June 30, 2010 or in the three months ended June 30, 2009.

        Interest Income, net.    Interest income and interest expense for the three months and six months ended June 30, 2010 and 2009 were as follows (in thousands, except percentages):

			Increase (decrease) from prior year
Three months ended June 30,	2010	2009	$	%
Interest income	$466	$1,077	$(611)	-56.7%
Interest expense	(30)	8	38	475.0%

Interest income, net	$436	$1,085	$(649)	-59.8%

			Decrease from prior year
Six months ended June 30,	2010	2009	$	%
Interest income	$981	$2,726	$(1,745)	-64.0%
Interest expense	(43)	(71)	(28)	-39.4%

Interest income, net	$938	$2,655	$(1,717)	-64.7%

        Interest income consists of interest earned on our cash equivalents, marketable securities and long-term investments. Interest expense primarily relates to interest on capital lease obligations. The reduction in interest income, net, in the three and six months ended June 30, 2010 compared to the same prior year periods is primarily attributable to a lower average portfolio yield.

        Income Taxes.    Our provision for income taxes was $0.3 million for the six months ended June 30, 2010 and our income tax benefit was $1.0 million for the six months ended June 30, 2009. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax expense for the full fiscal year.

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

        The provision for income taxes for the six months ended June 30, 2010 represents forecasted tax expense on the earnings of our foreign operations. Our effective tax rate for the six months ended June 30, 2009 was less than the statutory federal and state rates primarily due to our inability to recognize tax benefits on domestic losses incurred.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

        At June 30, 2010, our cash, cash equivalents, marketable securities and investments totaled $419.7 million.

        Our operating activities provided $13.8 million and $12.4 million of cash in the six months ended June 30, 2010 and 2009, respectively.

        Cash provided by operating activities in the six months ended June 30, 2010 was primarily the result of higher accounts payable and lower accounts receivable, partially offset by increases in inventory, both current and noncurrent, and decreases in deferred revenue and accrued expenses. Our accounts payable increase is primarily attributable to purchases of materials in the latter part of the quarter for which payments are due to the vendors in the third quarter of 2010. The decrease in accounts receivable was mainly driven by our continued focus on cash collections. The decrease in deferred revenue is primarily the result of the completion of projects for which the revenue had been deferred at December 31, 2009, partially offset by new orders in 2010 for which revenue recognition criteria had not been met as of June 30, 2010. The decrease in accrued expenses is primarily attributable to payments for previously accrued royalty payments and lower taxes payable. Our net income, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, contributed $11.0 million to the cash provided by operating activities.

        Cash provided by operating activities in the six months ended June 30, 2009 was the result of lower levels of accounts receivable and higher deferred revenue and accounts payable, coupled with non-cash adjustments for stock-based compensation, depreciation and amortization. These amounts were partially offset by our net loss, lower accrued expenses and higher levels of operating assets and inventory. The lower accounts receivable levels were primarily the result of focused collection efforts in the quarter as a result of the strong seasonal billings and shipments in late fiscal 2008. The decrease in accrued expenses is primarily attributable to lower employee compensation and related costs, including reductions for the payment of bonuses to our executives and employees under our bonus programs, the completion of an employee stock purchase under our Amended and Restated 2000 Employee Stock

Purchase Plan ("ESPP"), and lower taxes payable, accrued royalties and professional fees. The increase in operating assets is primarily attributable to higher deferred costs, including cost of goods, royalties, commissions and third party installation costs, for which the related revenue has not yet been recognized.

        Our investing activities used $35.6 million of cash in the six months ended June 30, 2010, compared to $79.0 million of cash provided by investing activities in the six months ended June 30, 2009. Our net investment in marketable securities in the six months ended June 30, 2010 was $29.3 million, compared to $91.8 million of net sales and maturities of marketable securities and investments in the six months ended June 30, 2009. In addition, during the six months ended June 30, 2010, we used $4.3 million of cash for purchases of property and equipment and $2.0 million to purchase intangible assets. In the six months ended June 30, 2009, we placed $9.5 million into escrow related to a litigation settlement and used $3.4 million for purchases of property and equipment.

        Our financing activities provided $0.3 million of cash in the six months ended June 30, 2010, including $0.6 million of proceeds from the sale of common stock in connection with our ESPP and $0.1 million from the exercise of stock options. These amounts were partially offset by $0.3 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.1 million used for payments on our capital leases for office equipment. Our financing activities provided $0.1 million of cash in the six months ended June 30, 2009, including $0.5 million of proceeds from the sale of common stock in connection with our ESPP, partially offset by $0.3 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.1 million used for payments on our capital leases for office equipment.

        Based on our current expectations, we believe our cash, cash equivalents, marketable securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. It is difficult to predict future liquidity requirements with certainty. The rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing operations, to improve our controls environment and for other general corporate activities, as well as to vigorously defend against existing and potential litigation. See Note 14 to our condensed consolidated financial statements for a description of legal contingencies.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2010.

        Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of June 30, 2010.

        Changes in Internal Control over Financial Reporting.    No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were identified in connection with the evaluation as of June 30, 2010 referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        We are a party to the legal proceedings described in Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2009 and Note 14 of this Quarterly Report on Form 10-Q. There were no material developments to these legal proceedings in the three or six months ended June 30, 2010.

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

        The following risk factor has been updated since the filing of our Annual Report on Form 10-K for the year ended December 31, 2009:

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

        We have had three key executive departures in fiscal 2010, including the announcement of the future departure of our current President and Chief Executive Officer. There is always a risk of uncertainty and instability relating to our ability to find highly qualified successors and to transition the duties and responsibilities of any departing key executive in an orderly manner.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We have not announced any currently effective authorization to repurchase shares of our common stock. However, upon vesting of restricted stock awards, employees are permitted to return to us a portion of the newly-vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. The following table summarizes repurchases of our common stock during the second quarter of fiscal 2010, which represent shares returned to satisfy tax withholding obligations:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2010 to April 30, 2010	—	—	—	—
May 1, 2010 to May 31, 2010	474	$2.48	—	—
June 1, 2010 to June 30, 2010	29,572	$2.55	—	—

Total	30,046	$2.55	—	—

Item 6.    Exhibits

Exhibit Number		Description
10.1	(a)	Retention Letter between Sonus Networks, Inc. and Dr. Richard N. Nottenburg dated May 18, 2010.
10.2		Employment Agreement between Sonus Networks, Inc. and Jeffrey M. Snider dated May 29, 2009.
10.3		Employment Agreement between Sonus Networks, Inc. and Kumar Vishwanathan dated July 7, 2009.
10.4		Amendment to Employment Agreement between Sonus Networks, Inc. and Kumar Vishwanathan dated July 29, 2009.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)
Incorporated by reference from the Registrant's Current Report on Form 8-K (File No. 001-34115) filed with the Securities and Exchange Commission on May 20, 2010.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2010	SONUS NETWORKS, INC.
	By:	/s/ WAYNE PASTORE Wayne Pastore Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
10.1	(a)	Retention Letter between Sonus Networks, Inc. and Dr. Richard N. Nottenburg dated May 18, 2010.
10.2		Employment Agreement between Sonus Networks, Inc. and Jeffrey M. Snider dated May 29, 2009.
10.3		Employment Agreement between Sonus Networks, Inc. and Kumar Vishwanathan dated July 7, 2009.
10.4		Amendment to Employment Agreement between Sonus Networks, Inc. and Kumar Vishwanathan dated July 29, 2010.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a)
Incorporated by reference from the Registrant's Current Report on Form 8-K (File No. 001-34115) filed with the Securities and Exchange Commission on May 3, 2010.