Form 10-Q
period 2010-09-30
SONUS NETWORKS INC
filed 2010-11-02
CIK 1105472

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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

        As of October 25, 2010, there were 276,469,733 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2010

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

SONUS NETWORKS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$81,245	$125,323
Marketable securities	247,908	239,223
Accounts receivable, net of allowance for doubtful accounts of $392 and $666 at September 30, 2010 and December 31, 2009, respectively	34,710	47,998
Inventory, net	26,982	21,925
Deferred income taxes	650	562
Other current assets	19,657	17,508

Total current assets	411,152	452,539
Property and equipment, net	16,588	14,646
Intangible assets, net	1,928	341
Goodwill	5,056	5,053
Investments	84,314	49,598
Deferred income taxes	960	711
Other assets	22,427	17,849

	$542,425	$540,737

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$19,040	$5,337
Accrued expenses	24,126	19,292
Current portion of deferred revenue	56,014	74,748
Current portion of long-term liabilities	492	753

Total current liabilities	99,672	100,130
Deferred revenue	35,818	25,242
Long-term liabilities	911	1,127

Total liabilities	136,401	126,499

Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized; 278,145,526 and 276,792,897 shares issued; 275,848,616 and 274,495,987 shares outstanding at September 30, 2010 and December 31, 2009, respectively	279	277
Additional paid-in capital	1,299,983	1,286,326
Accumulated deficit	(900,911)	(878,810)
Accumulated other comprehensive income	6,940	6,712
Treasury stock, at cost; 2,296,910 common shares	(267)	(267)

Total stockholders' equity	406,024	414,238

	$542,425	$540,737

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue:
Product	$19,391	$33,544	$92,465	$89,267
Service	23,348	22,621	73,863	69,517

Total revenue	42,739	56,165	166,328	158,784

Cost of revenue:
Product	7,231	10,160	30,358	27,041
Service	11,730	10,755	35,501	32,986

Total cost of revenue	18,961	20,915	65,859	60,027

Gross profit	23,778	35,250	100,469	98,757

Operating expenses:
Research and development	16,226	14,141	46,272	45,995
Sales and marketing	11,836	11,527	37,822	36,018
General and administrative	17,157	11,578	38,272	32,259
Restructuring	1,114	1,533	1,114	3,510

Total operating expenses	46,333	38,779	123,480	117,782

Loss from operations	(22,555)	(3,529)	(23,011)	(19,025)
Interest expense	(10)	(23)	(53)	(94)
Interest income	439	787	1,420	3,513
Other income (expense), net	1	12	12	24

Loss before income taxes	(22,125)	(2,753)	(21,632)	(15,582)
Income tax (provision) benefit	(153)	(644)	(469)	341

Net loss	$(22,278)	$(3,397)	$(22,101)	$(15,241)

Loss per share:
Basic and diluted	$(0.08)	$(0.01)	$(0.08)	$(0.06)
Shares used to compute loss per share:
Basic and diluted	275,412	273,907	275,107	273,518

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(22,101)	$(15,241)
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	8,134	7,497
Amortization of intangible assets	413	184
Stock-based compensation	12,410	9,889
Loss on disposal of property and equipment	81	173
Deferred income taxes	60	(137)
Changes in operating assets and liabilities:
Accounts receivable	13,471	41,600
Inventory	(10,360)	(4,217)
Other operating assets	1,484	(7,516)
Accounts payable	12,704	(3,212)
Accrued expenses	4,477	(12,999)
Accrued litigation settlements	—	(9,600)
Deferred revenue	(8,347)	4,240

Net cash provided by operating activities	12,426	10,661

Cash flows from investing activities:
Purchases of property and equipment	(9,193)	(4,813)
Purchase of intangible assets	(2,000)	—
Purchases of marketable securities	(283,461)	(179,416)
Sale/maturities of marketable securities	236,698	228,979

Net cash provided by (used in) investing activities	(57,956)	44,750

Cash flows from financing activities:
Sale of common stock in connection with employee stock purchase plan	1,353	1,119
Proceeds from exercise of stock options	327	32
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(572)	(531)
Principal payments of capital lease obligations	(194)	(189)

Net cash provided by financing activities	914	431

Effect of exchange rate changes on cash and cash equivalents	538	856

Net increase (decrease) in cash and cash equivalents	(44,078)	56,698
Cash and cash equivalents, beginning of year	125,323	122,207

Cash and cash equivalents, end of period	$81,245	$178,905

Supplemental disclosure of cash flow information:
Interest paid	$53	$94
Income taxes paid	$1,380	$753
Income tax refunds received	$476	$545
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$1,882	$301
Property and equipment acquired under capital lease	$—	$151

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

Recent Accounting Pronouncements

        In October 2009, the Financial Accounting Standards Board ("FASB") issued an update to Certain Arrangements that Include Software Elements. This update removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. This update will require the Company to account for many of its multiple-element arrangements as non-software transactions and could impact the timing of revenue recognized in a reporting period. This update is effective for the Company beginning January 1, 2011, although early adoption is permitted, and adoption can be applied prospectively or retrospectively. The Company is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.

        In October 2009, the FASB issued an update to the accounting guidance related to the separation criteria used to determine the unit of accounting for multiple-element arrangements. This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to "fair value" with "selling price" to distinguish from the fair value measurements required under Accounting Standards Codification ("ASC") 820, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation and expands the ongoing disclosure requirements. This guidance is effective for the Company beginning January 1, 2011, although early adoption is permitted, and adoption can be applied prospectively or retrospectively. The Company is currently evaluating the effect that implementation of this update will have, if any, on its consolidated financial position and results of operations upon adoption.

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

        Beginning in the fourth quarter of fiscal 2008, the Company concluded that it no longer had sufficient evidence of VSOE on maintenance services for AT&T Inc. ("AT&T"), one of its largest customers. Therefore, all revenue related to multiple-element arrangements for this customer entered into beginning in the fourth quarter of fiscal 2008 is being recognized ratably over the maintenance period. Revenue recognition on multiple-element arrangements with this customer will begin when the only undelivered element of the arrangement is maintenance. Beginning in the fourth quarter of 2008, for orders from AT&T that contain bundled product and maintenance, the Company has allocated a fixed percentage (which represents the maintenance renewal rate for its largest customers for which the Company has VSOE) of the arrangement fee to service revenue with the residual amount classified as product revenue. At September 30, 2010, Inventory, net included $3.6 million of deferred product costs related to arrangements with AT&T in which both the revenue and product costs are being recognized ratably. Other assets include deferred product costs of $1.0 million at September 30, 2010 and $3.9 million at December 31, 2009 related to arrangements with this customer in which both the revenue and product costs are being recognized ratably.

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

        The calculations of shares used to compute basic and diluted loss per share for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Weighted average shares outstanding—basic	275,412	273,907	275,107	273,518
Potential dilutive common shares	—	—	—	—

Weighted average shares outstanding—diluted	275,412	273,907	275,107	273,518

        Options to purchase the Company's common stock, unvested shares of restricted stock and performance-based stock awards aggregating approximately 22.8 million shares have not been included in the computation of diluted loss per share for the three and nine months ended September 30, 2010

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(3) EARNINGS (LOSS) PER SHARE (Continued)

because their effect would have been antidilutive. Options to purchase the Company's common stock and unvested shares of restricted stock aggregating approximately 32.4 million shares of common stock have not been included in the computation of diluted loss per share for the three and nine months ended September 30, 2009 because their effect would have been antidilutive.

(4) COMPREHENSIVE LOSS

        The Company's comprehensive losses for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss	$(22,278)	$(3,397)	$(22,101)	$(15,241)
Other comprehensive income (loss):
Foreign currency translation adjustments	256	88	414	77
Unrealized loss on available-for-sale marketable securities, net of tax	164	(290)	(186)	(896)

Comprehensive loss	$(21,858)	$(3,599)	$(21,873)	$(16,060)

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

        The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt and equity securities and investments at September 30, 2010 and December 31, 2009 are comprised of the following (in thousands):

	September 30, 2010
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$28,372	$—	$—	$28,372

Marketable securities
U.S. government agency notes	$110,065	$76	$(6)	$110,135
Foreign government notes	8,891	14	(4)	8,901
Corporate debt securities	88,497	139	(12)	88,624
Commercial paper	20,986	1	—	20,987
Certificates of deposit	19,250	11	—	19,261

	$247,689	$241	$(22)	$247,908

Investments
U.S. government agency notes	$44,282	$79	$(10)	$44,351
Corporate debt securities	33,464	18	(68)	33,414
Certificates of deposit	6,551	—	(2)	6,549

	$84,297	$97	$(80)	$84,314

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

        The following table shows the fair value of the Company's financial assets at September 30, 2010 and December 31, 2009. These financial assets are comprised of the Company's available-for-sale debt

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

and equity securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the condensed consolidated balance sheets (in thousands):

		Fair value measurements at September 30, 2010 using:
	Total carrying value at September 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$28,372	$18,373	$9,999	$—

Marketable securities
U.S. government agency notes	$110,135	$—	$110,135	$—
Foreign government notes	8,901	—	8,901	—
Corporate debt securities	88,624	61,579	27,045	—
Commercial paper	20,987	—	20,987	—
Certificates of deposit	19,261	—	19,261	—

	$247,908	$61,579	$186,329	$—

Investments
U.S. government agency notes	$44,351	$—	$44,351	$—
Corporate debt securities	33,414	19,751	13,663	—
Certificates of deposit	6,549	—	6,549	—

	$84,314	$19,751	$64,563	$—

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

        The Company reviewed the level classifications of its investments at September 30, 2010 compared to December 31, 2009 and determined that there were no significant transfers between levels in the nine months ended September 30, 2010.

(6) INVENTORY, NET

        Inventory, net, at September 30, 2010 and December 31, 2009 consists of the following (in thousands):

	September 30, 2010	December 31, 2009
On-hand final assemblies and finished goods inventories	$16,823	$11,036
Deferred cost of goods sold	24,814	20,132

	41,637	31,168
Less current portion	(26,982)	(21,925)

Noncurrent portion (included in Other assets)	$14,655	$9,243

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(7) INTANGIBLE ASSETS AND GOODWILL

        The Company's intangible assets at September 30, 2010 and December 31, 2009 consist of the following (in thousands):

September 30, 2010	Useful life	Cost	Accumulated amortization	Net carrying value
Intellectual property	5 years	$2,999	$1,071	$1,928
Order backlog	1 year	287	287	—

		$3,286	$1,358	$1,928

December 31, 2009	Useful life	Cost	Accumulated amortization	Net carrying value
Intellectual property	5 years	$999	$658	$341
Order backlog	1 year	287	287	—

		$1,286	$945	$341

        On January 15, 2010, the Company entered into an intellectual property asset purchase and license agreement with Winphoria, Inc. ("Winphoria") and Motorola, Inc. ("Motorola") to purchase certain of Winphoria's software code and related patents and license certain other related intellectual property from Winphoria and Motorola. The purchase price included an initial payment of $2.0 million and future potential royalty payments dependent upon future sales of certain of the Company's products over the next five to seven years that include the Winphoria technology that was purchased or licensed. The identifiable intangible assets acquired were recorded as intellectual property and will be amortized on a straight-line basis over five years, the expected useful life of the technology. This identifiable intangible asset is included as a component of Intangible assets in the Company's condensed consolidated balance sheet at September 30, 2010.

        The Company amortizes its intangible assets over the estimated useful lives of the respective assets. Amortization expense related to intangible assets was approximately $0.1 million in the three months ended September 30, 2010, $31,000 in the three months ended September 30, 2009, $0.4 million in the nine months ended September 30, 2010 and $0.2 million in the nine months ended September 30, 2009.

        Estimated future amortization expense for intangible assets recorded by the Company at September 30, 2010 is as follows (in thousands):

Remainder of 2010	$138
2011	552
2012	438
2013	400
2014	400

$1,928

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(7) INTANGIBLE ASSETS AND GOODWILL (Continued)

        Goodwill is recorded when the consideration in a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The changes in the carrying amounts of goodwill during the nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Nine months ended September 30,
	2010	2009
Balance at January 1:
Goodwill	$8,159	$8,131
Accumulated impairment losses	(3,106)	(3,106)

	5,053	5,025
Foreign currency translation adjustment	3	21

	$5,056	$5,046

Balance at September 30:
Goodwill	$8,162	$8,152
Accumulated impairment losses	(3,106)	(3,106)

	$5,056	$5,046

(8) ACCRUED EXPENSES

        Accrued expenses at September 30, 2010 and December 31, 2009 consist of the following (in thousands):

	September 30, 2010	December 31, 2009
Employee compensation and related costs	$18,013	$11,892
Employee stock purchase plan	163	653
Professional fees	945	863
Royalties	—	1,039
Income taxes payable	360	648
Sales taxes payable	1,371	2,278
Other taxes	67	96
Restructuring	367	82
Other	2,840	1,741

	$24,126	$19,292

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(9) RESTRUCTURING ACCRUAL

        On August 24, 2010, the Company committed to a restructuring initiative to close its offices in Ottawa, Canada and in Darmstadt, Germany, to relocate its Freehold, New Jersey facility to a smaller, more cost-effective space in the same area and to reduce its workforce by 12 people, or approximately 1% of employees worldwide (the "2010 restructuring initiative"). The Company recorded $1.1 million of restructuring expense in both the three and nine months ended September 30, 2010, representing severance and related expenses for the headcount reduction component of the 2010 restructuring initiative. These headcount reduction actions were completed in the three months ended September 30, 2010. In connection with the planned facility lease terminations, the Company has accelerated the deprecation of the leasehold improvements and other fixed assets related to these facilities to the dates that the Company expects to vacate the respective facilities. This accelerated depreciation resulted in approximately $0.7 million of incremental expense included in the Company's results of operations for both the three and nine months ended September 30, 2010. The Company expects to record expense for the facilities components of the 2010 restructuring initiative, estimated at approximately $2.5 million to $2.8 million, in the fourth quarter of fiscal 2010. The Company expects the payments related to the 2010 restructuring initiative will be completed in the first quarter of fiscal 2011.

        The activity related to the 2010 restructuring initiative during the three months ended September 30, 2010 is as follows (in thousands):

Three months ended September 30, 2010	New initiatives charged to expense	Cash payments	Foreign exchange	Balance September 30, 2010
Severance and related costs	$1,114	$(757)	$10	$367

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

        On May 18, 2010, Dr. Richard N. Nottenburg, the Company's President and Chief Executive Officer ("Dr. Nottenburg"), and the Company entered into a letter agreement (the "Retention Agreement") pursuant to which Dr. Nottenburg agreed to stay with the Company while assisting the Company with an orderly transition of his duties and responsibilities. In connection with the Retention Agreement, on June 15, 2010 Dr. Nottenburg was granted 750,000 shares of restricted stock (the "Retention Shares") under the Company's 2007 Plan, which had an aggregate grant date fair value of $1.9 million, and he agreed to relinquish his rights to two performance-based stock grants, each in the amount of 250,000 shares of restricted stock. The Company had previously determined it was not

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(10) STOCK-BASED COMPENSATION PLANS (Continued)

probable that the performance conditions for these two performance-based stock grants would be satisfied; accordingly, no stock-based compensation expense had been recorded.

        On October 8, 2010, Raymond P. Dolan ("Mr. Dolan") accepted an offer of employment as President and Chief Executive Officer of the Company, effective October 12, 2010, succeeding Dr. Nottenburg.

        The Company accelerated the recognition of stock-based compensation expense to reflect the adjusted requisite service period related to the Retention Shares and recognized expense of $1.6 million in the three months ended September 30, 2010 and $1.9 million in the nine months ended September 30, 2010.

        Dr. Nottenburg's employment letter of May 13, 2008 provided for the acceleration of vesting of stock options and restricted stock on the date Dr. Nottenburg's employment was terminated, provided that certain conditions were met. The Company adjusted the requisite service period of the stock options and restricted stock outstanding to reflect the expected accelerated vesting. The Company recognized stock-based compensation expense related to these awards of $2.9 million in the three months ended September 30, 2010 and $3.9 million in the nine months ended September 30, 2010.

Stock Options

        The activity related to the Company's outstanding stock options during the nine months ended September 30, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	24,081,565	$4.90
Granted	4,006,100	$3.00
Exercised	(191,500)	$1.71
Forfeited	(633,953)	$4.48
Expired	(8,226,880)	$5.32

Outstanding at September 30, 2010	19,035,332	$4.36	6.32	$6,088

Vested or expected to vest at September 30, 2010	18,350,974	$4.41	6.19	$5,717
Exercisable at September 30, 2010	12,386,665	$5.00	4.86	$1,547

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(10) STOCK-BASED COMPENSATION PLANS (Continued)

        The grant date fair values of stock options granted in the three and nine months ended September 30, 2010 were estimated using the Black-Scholes valuation model with the following assumptions:

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Risk-free interest rate	1.56%	1.56% - 2.65%
Expected dividend yield	—	—
Weighted average volatility	64.49%	64.49% - 64.81%
Expected life (years)	4.5	4.5

        The weighted average grant date fair values of stock options granted were $1.71 during the three months ended September 30, 2010 and $1.58 during the nine months ended September 30, 2010.

Restricted Stock Awards

        The activity related to the Company's unvested restricted stock awards for the nine months ended September 30, 2010 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested balance at January 1, 2010	3,444,496	$3.29
Granted	990,000	$2.48
Vested	(719,243)	$4.31
Forfeited	(480,991)	$2.99

Unvested balance at September 30, 2010	3,234,262	$2.86

        The total fair value of shares of restricted stock that vested during the nine months ended September 30, 2010 was $3.1 million.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(10) STOCK-BASED COMPENSATION PLANS (Continued)

Performance-Based Stock Awards

        The activity related to the Company's performance stock awards for the nine months ended September 30, 2010 is as follows:

	Shares	Weighted Average Grant-Date Fair Value
Unvested balance at January 1, 2010	550,000	$4.15
Granted	484,556	$2.54
Vested	—	—
Forfeited	(522,000)	$4.27

Unvested balance at September 30, 2010	512,556	$2.50

        There are 197,611 shares of the Company's common stock that are not included in the table above, as the Company has not finalized the performance conditions for these awards. The Company will begin to record stock-based compensation expense at the time that the performance conditions are defined and when it becomes probable that the respective performance conditions will be achieved.

Stock-Based Compensation

        The condensed consolidated statements of operations include stock-based compensation for the three and nine months ended September 30, 2010 and 2009 as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Product cost of revenue	$105	$67	$265	$298
Service cost of revenue	396	483	1,219	1,335
Research and development	617	774	1,888	2,643
Sales and marketing	647	885	2,064	3,419
General and administrative	4,947	930	6,974	2,194

	$6,712	$3,139	$12,410	$9,889

        The Company included $0.1 million of stock-based compensation in inventory at both September 30, 2010 and December 31, 2009.

        There is no income tax benefit for employee stock-based compensation expense for the nine months ended September 30, 2010 and 2009 due to the income tax valuation allowance recorded.

        At September 30, 2010, there was $14.2 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock option and restricted stock awards, as well as performance-based stock awards for which the Company believes it is probable the performance conditions will be satisfied. This expense is expected to be recognized over a weighted average period of approximately two years.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(11) FOREIGN CURRENCY TRANSLATION

        Foreign currency gains and losses are included as a component of General and administrative expenses in the condensed consolidated statements of operations.

        The components of foreign currency translation gains (losses) for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Transaction gains (losses)	$(1,125)	$295	$(528)	$(2,240)
Remeasurement gains (losses)	1,205	(182)	(240)	1,166

	$80	$113	$(768)	$(1,074)

(12) MAJOR CUSTOMERS

        The following customers each contributed 10% or more of the Company's revenue in at least one of the three or nine month periods ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
Customer	2010	2009	2010	2009
AT&T	22%	*	16%	*
Citic Telecom 1616, Ltd.	11%	*	*	*
Softbank Telecom	*	17%	*	*
Global Crossing	*	12%	*	10%

*
Represents less than 10% of revenue.

        At September 30, 2010, two customers accounted for 10% or more of the Company's accounts receivable balance, representing approximately 35% in the aggregate of total accounts receivable. At December 31, 2009, there were no customers that accounted for 10% or more of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have historically been within management's expectations.

(13) GEOGRAPHIC INFORMATION

        The Company's classification of revenue by geographic area is determined by the location to which the product is shipped or where the services are performed. The following table summarizes revenue by

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(13) GEOGRAPHIC INFORMATION (Continued)

geographic area as a percentage of total revenue for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
United States	74%	66%	66%	72%
Japan	7	23	15	12
Other Asia Pacific	8	1	2	1
Europe, Middle East and Africa	5	9	14	13
Other	6	1	3	2

	100%	100%	100%	100%

        Due to the uneven ordering patterns of customers and the timing of project completions, the domestic and international components as a percentage of the Company's revenue fluctuate from quarter to quarter and year to year.

(14) INCOME TAXES

        The Company's provision for income taxes of $0.5 million for the nine months ended September 30, 2010 and benefit of $0.3 million for the nine months ended September 30, 2009 reflect the Company's estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full fiscal year.

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

        For the nine months ended September 30, 2009, the Company realized a discrete benefit related to the Company's United Kingdom operations totaling $1.1 million as the result of a settlement with the taxing authorities.

(15) RELATED PARTIES

        Dr. Nottenburg, the Company's former President and Chief Executive Officer who served through October 12, 2010, serves on the Board of Directors of Comverse Technology, Inc. ("Comverse"), a worldwide provider of software and systems. Comverse has several majority-owned subsidiaries, including Ulticom, Inc. and Verint Systems. All three companies are vendors of the Company. The Company had well-established and ongoing business relationships with these vendors prior to the appointment of Dr. Nottenburg as the Company's President and Chief Executive Officer, each effective

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(15) RELATED PARTIES (Continued)

June 13, 2008. Costs incurred for purchases from these companies, in the aggregate, were $1.2 million for the three months ended September 30, 2010, $3.4 million for the nine months ended September 30, 2010, $0.7 million for the three months ended September 30, 2009 and $4.5 million for the nine months ended September 30, 2009. At both September 30, 2010 and December 31, 2009, the Company had aggregate outstanding accounts payable balances of $0.2 million.

        On October 12, 2010, the Company announced that Dr. Nottenburg had tendered his resignation as a member of the Board of Directors and stepped down as the Company's President and Chief Executive Officer, each effective October 12, 2010. The Company does not foresee any change in its relationship with Comverse or any of its subsidiaries as a result of Dr. Nottenburg's departure.

(16) COMMITMENTS AND CONTINGENCIES

2001 IPO Litigation

        In November 2001, a purchaser of the Company's common stock filed a complaint in the United States District Court for the Southern District of New York (the "District Court") against the Company, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with the Company's initial public offering ("IPO") and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased the Company's common stock between the date of the IPO on May 24, 2000 and December 6, 2000. An amended complaint was filed in April 2002. The amended complaint alleges that the Company's registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between the underwriters and certain purchasers to make additional purchases in the after market. The claims against the Company are asserted under Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly-traded companies and their IPO underwriters which, along with the actions against the Company, have been transferred to a single federal judge for purposes of coordinated case management.

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

        On December 5, 2006, the United States Court of Appeals for the Second Circuit reversed the District Court's October 2004 order certifying a class. On June 25, 2007, the District Court entered an order terminating the settlement. On November 13, 2007, the issuer defendants in certain designated "focus cases" filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the "focus cases." On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between the plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. On June 10, 2009, the District Court issued an opinion preliminarily approving the proposed settlement, and scheduling a settlement fairness hearing for September 10, 2009. On August 25, 2009, the plaintiffs filed a motion for final approval of the proposed settlement, approval of the plan of distribution of the settlement fund and certification of the settlement classes. A settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the District Court issued an opinion granting the plaintiffs' motion for final approval of the settlement, approval of the plan of distribution of the settlement fund and certification of the settlement classes. Various notices of appeal of the District Court's October 5, 2009 order have been filed in the Court of Appeals. All of these appeals but for one have been withdrawn. An Order and Final Judgment was entered on January 14, 2010. Due to the inherent uncertainties of litigation, the Company is unable to determine the ultimate outcome or potential range of loss, if any.

        On October 5, 2007, Vanessa Simmonds, a purported shareholder, filed a complaint in the United States District Court for the Western District of Washington (the "Western District Court") for recovery of short-swing profits under Section 16(b) of the Exchange Act against the underwriters of the IPO in 2000. On February 28, 2008, the plaintiff filed an amended complaint asserting substantially similar claims as set forth in the initial complaint. The amended complaint seeks recovery against the underwriters for profits they received from the sale of the Company's common stock in connection with the IPO. The Company was named as a nominal defendant but has no liability for the asserted claims. No Sonus officers or directors were named in the amended complaint. Between October 2, 2007 and October 12, 2007, the plaintiff also filed fifty-four separate lawsuits naming 54 additional issuers as nominal defendants and ten underwriters as defendants. These 54 cases, along with the complaint filed by the plaintiff with respect to Sonus' IPO, were reassigned to a single federal judge in the Western District Court, as related cases. On March 12, 2009, the Western District Court entered its judgment and granted the moving issuers' motion to dismiss, finding plaintiff's demand letters were insufficient to put the issuers on notice of the claims asserted against them. The Western District Court also granted the underwriters' motion to dismiss as to the claims arising from the non-moving issuers' IPOs, finding plaintiff's claims were time-barred under the applicable statute of limitations.

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

before the United States Court of Appeals for the Ninth Circuit was complete as of November 17, 2009 and the United States Court of Appeals for the Ninth Circuit heard oral argument on October 5, 2010. The Company does not currently expect that this claim will have a material impact on its financial position or results of operations.

Other

        In addition, the Company is often a party to disputes and legal proceedings that it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material adverse effect on the Company's business, results of operations or financial condition.

(17) SUBSEQUENT EVENT

        On October 8, 2010, Mr. Dolan accepted an offer of employment as the Company's new President and Chief Executive Officer, effective October 12, 2010. As of October 12, 2010, Mr. Dolan also joined the Board of Directors by action of the Board of Directors. On October 10, 2010, Dr. Nottenburg tendered his resignation as a member of the Board of Directors and stepped down as the Company's President and Chief Executive Officer, each effective October 12, 2010.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q and, in particular, this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements which are subject to a number of risks and uncertainties. The words "anticipates", "believes", "could", "envisions", "estimates", "expects", "intends","may", "plans", "seeks", "will" and other similar language whether in the negative or affirmative are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on our current expectations, assumptions, estimates, forecasts and projections about the operating environment, economies and markets in which we operate, and we do not undertake an obligation to update our forward-looking statements to reflect new information, future events or circumstances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 and the additional factors set forth in Item 1A. "Risk Factors" of Part II of this Quarterly Report on Form 10-Q. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition and/or liquidity. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes for the periods specified.

Overview

        We are a leading provider of voice infrastructure solutions for wireline and wireless service providers. Our products are a new generation of carrier-class infrastructure equipment and software that enables voice services to be delivered over Internet Protocol ("IP") packet-based networks. Our target customers include both traditional and emerging communications service providers, including long distance carriers, local exchange carriers, Internet service providers, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers. IP packet-based networks, which transport traffic in small bundles, or "packets," offer a significantly more flexible, cost-effective and efficient means for providing communications services than existing circuit-based networks which were designed years ago to primarily deliver telephone calls.

        Our voice infrastructure solutions allow wireline and wireless operators to build converged voice over IP ("VoIP") networks. Our products are built on the same distributed, IP-based principles embraced by the IP Multimedia Subsystem ("IMS") architecture, as defined by the Third Generation Partnership Project ("3GPP"). This IMS architecture is being accepted by network operators globally as the common approach for building converged voice, data, wireline and wireless networks. Since the IMS architecture is based primarily on IP packets and the Session Initiation Protocol ("SIP"), which has been the foundation of our products since our formation, we are uniquely positioned to offer an intuitive evolution from a distributed softswitch architecture to IMS architecture with little or no impact on existing Sonus equipment or services. Additionally, the Sonus all-IP architecture is positioned to take advantage of the fourth generation wireless standard long-term evolution ("LTE") implementations as they emerge. Our investment in product development is focused on delivering high-growth solutions that leverage these IMS and LTE architectures.

        On May 17, 2010, we announced the general availability of our NBS 5200 Network Border Switch (the "NBS 5200") as the first product on our next-generation ConnexIP platform. The NBS 5200 complements our NBS 9000 as part of our Session Border Control ("SBC") solutions portfolio and provides SBC functionality, including media interworking, advanced routing and policy engine, and multi-access security gateway functionality. The ConnexIP platform is a platform for connecting, managing and securing IP session-based communications and represents a key element in our strategy to bring industry-leading performance and carrier-grade reliability to the session management market, and represents a new foundation for the next generation of our IP-based products.

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

        On August 24, 2010, we committed to a restructuring initiative to close our offices in Ottawa, Canada and in Darmstadt, Germany, to relocate our Freehold, New Jersey facility to a smaller, more cost-effective space in the same area, and to reduce our workforce by 12 people, or approximately 1% of employees worldwide (the "2010 restructuring initiative"). We recorded $1.1 million of restructuring expense in both the three and nine months ended September 30, 2010, representing severance and related expenses for the headcount reduction component of the 2010 restructuring initiative. We expect to record expense for the facilities components of the 2010 restructuring initiative, estimated at approximately $2.5 million to $2.8 million, in the fourth quarter of fiscal 2010. We expect the payments related to the 2010 restructuring initiative will be completed in the first quarter of fiscal 2011. In connection with our planned facility lease terminations, we have accelerated the depreciation of the leasehold improvements and other fixed assets related to these facilities to the dates that we expect to vacate the respective facilities. This accelerated depreciation resulted in approximately $0.7 million of incremental expense included in our results of operations for both the three and nine months ended September 30, 2010.

        On May 20, 2010, we announced that Richard N. Nottenburg ("Dr. Nottenburg") planned to step down as President and Chief Executive Officer and a director of the Company by the end of March 2011. On October 8, 2010, Raymond P. Dolan ("Mr. Dolan") accepted an offer of employment as our President and Chief Executive Officer, effective October 12, 2010, succeeding Dr. Nottenburg. The costs related to Dr. Nottenburg's departure are included as a component of our General and administrative expenses in the three and nine months ended September 30, 2010.

        We reported losses from operations of $22.6 million in the three months ended September 30, 2010, $3.5 million in the three months ended September 30, 2009, $23.0 million in the nine months ended September 30, 2010 and $19.0 million in the nine months ended September 30, 2009.

        We reported net losses of $22.3 million in the three months ended September 30, 2010 and $22.1 million in the nine months ended September 30, 2010. We reported net losses of $3.4 million in the three months ended September 30, 2009 and $15.2 million in the nine months ended September 30, 2009.

        Our revenue decreased by $13.4 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. However, our revenue increased $7.5 million in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

        Our gross profit decreased $11.5 million, to $23.8 million, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily the result of product and customer mix related to product revenue, combined with higher fixed costs related to both our product and service revenue. Our gross profit was $100.5 million in the nine months ended September 30, 2010, an increase of $1.7 million compared to the nine months ended September 30, 2009, which is primarily attributable to our higher service revenue in the current year against our fixed service cost base, partially offset by higher third party service costs, and product and customer mix related to product revenue.

        Operating expenses were $46.3 million in the three months ended September 30, 2010 and $38.8 million in the three months ended September 30, 2009. Operating expenses were $123.5 million in the nine months ended September 30, 2010 and $117.8 million in the nine months ended September 30, 2009. The increase in the three months ended September 30, 2010 compared to the same prior year period is primarily attributable to higher general and administrative expenses and research and development expenses. The increase in general and administrative expenses is primarily attributable to higher personnel-related costs. Higher research and development expenses primarily reflect our increased investment in product development for both our new and existing product offerings and higher facilities costs. The increase in the nine months ended September 30, 2010 compared to the same prior year period is primarily attributable to higher general and administrative expenses and sales and marketing expenses. The increase in general and administrative expenses is primarily attributable to higher personnel-related costs. The increase in sales and marketing expenses is primarily attributable to higher expense related to increased new market evaluation equipment activity, higher professional fees and higher employee-related expense.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management's estimates and projections, there could be a material effect on our financial statements. The significant accounting policies that we believe are the most critical include the following:

  •
  Revenue recognition;

  •
  Allowance for doubtful accounts;

  •
  Inventory reserves;

  •
  Loss contingencies and reserves;

  •
  Stock-based compensation;

  •
  Goodwill and intangible assets; and

  •
  Accounting for income taxes.

        For a complete discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on February 25, 2010. There were no significant changes to our critical accounting policies from December 31, 2009 through September 30, 2010.

Results of Operations

Three and Nine Months Ended September 30, 2010 and 2009

        Revenue.    Revenue for the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands, except percentages):

			Increase (decrease) from prior year
Three months ended September 30,	2010	2009	$	%
Product	$19,391	$33,544	$(14,153)	-42.2%
Service	23,348	22,621	727	3.2%

Total revenue	$42,739	$56,165	$(13,426)	-23.9%

			Increase (decrease) from prior year
Nine months ended September 30,	2010	2009	$	%
Product	$92,465	$89,267	$3,198	3.6%
Service	73,863	69,517	4,346	6.3%

Total revenue	$166,328	$158,784	$7,544	4.8%

        Product revenue is comprised of sales of our voice infrastructure products, including our GSX9000 and GSX4000 Open Services Switches, NBS Network Border Switch, PSX Policy & Routing Server, SGX Signaling Gateway, ASX Call Feature Server, IMX Service Delivery Platform, Sonus Insight Management System, ASX Access Gateway Control Function, Insight xAuthority Provisioning System, our new ConnexIP platform and related product offerings.

        The decrease in product revenue in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 is primarily attributable to the reduction in projects completed in the quarter and for which revenue criteria were met, partially offset by an increase in product revenue from AT&T Inc. ("AT&T") of approximately $3 million and approximately $4 million of product revenue in the aggregate from four new customers (customers from whom we recognized revenue for the first time in the period). We recognized approximately $1 million of product revenue in the aggregate from one new customer in the three months ended September 30, 2009.

        The increase in product revenue in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 resulted from approximately $9 million of additional product revenue from AT&T, partially offset by approximately $6 million of lower product revenue from other customers. For the nine months ended September 30, 2010, we recognized approximately $20 million of product revenue in the aggregate from twelve new customers. We recognized approximately $8 million of product revenue in the aggregate from six new customers in the nine months ended September 30, 2009.

        Beginning in the fourth quarter of fiscal 2008, we concluded that we no longer had sufficient evidence of VSOE on maintenance services for AT&T, one of our largest customers. Therefore, all revenue related to multiple-element arrangements for this customer entered into during that quarter and subsequent periods is being recognized ratably over the maintenance period. Revenue recognition on multiple-element arrangements with AT&T will begin when the only undelivered element of the arrangement is maintenance. Beginning in the fourth quarter of 2008, for orders from AT&T that contain bundled product and maintenance, we have allocated a fixed percentage (which represents the maintenance renewal rate for our largest customers for which we have VSOE) of the arrangement fee to service revenue with the residual amount classified as product revenue. The increase in product revenue recognized from AT&T in both the three and nine months ended September 30, 2010 compared to the same prior year periods is primarily due to fiscal 2010 orders being recognized as revenue over a shorter period than orders placed in fiscal 2009, coupled with revenue recognized in fiscal 2010 that includes ratable revenue recognition from orders which commenced revenue recognition in the periods prior to fiscal 2010.

        Service revenue is primarily comprised of hardware and software maintenance and support ("maintenance revenue") and network design, installation and other professional services ("professional services revenue"). The slight increase in service revenue in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 is attributable to $1.6 million of higher maintenance revenue, partially offset by $0.9 million of lower professional services revenue. The increase in service revenue in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is attributable to $4.9 million of higher maintenance revenue, partially offset by $0.6 million of lower professional services revenue.

        We currently believe that our fiscal 2010 revenue will range between $225 million and $245 million.

        AT&T contributed approximately 22% of our revenue in the three months ended September 30, 2010 and approximately 16% of our revenue in the nine month periods ended September 30, 2010. Citic Telecom 1616, Ltd. contributed approximately 11% of our revenue in the three months ended September 30, 2010. Softbank Telecom contributed approximately 17% of our revenue in the three months ended September 30, 2009. Global Crossing contributed approximately 12% of our revenue in the three months ended September 30, 2009 and approximately 10% of our revenue in the nine months ended September 30, 2009. There were no other customers that contributed 10% or more of our revenue in the three or nine months ended September 30, 2010 or 2009.

        International revenue was approximately 26% of our revenue in the three months ended September 30, 2010 and approximately 34% of our revenue in the three months ended September 30, 2009. International revenue was approximately 34% of our revenue in the nine months ended September 30, 2010 and approximately 28% of our revenue in the nine months ended September 30, 2009. Due to the uneven ordering patterns of customers and the timing of project completions, we expect that the domestic and international components as a percentage of our revenue will fluctuate from quarter to quarter and year to year.

        Our deferred product revenue was $48.9 million at September 30, 2010 and $47.7 million at December 31, 2009. Our deferred service revenue was $42.9 million at September 30, 2010 and $52.3 million at December 31, 2009. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

        Cost of Revenue/Gross Profit.    Our cost of revenue consists of sales of inventory produced by third party manufacturers, amounts paid for royalties, manufacturing and professional services personnel, amortization of purchased software and inventory obsolescence. Our cost of revenue and gross profit as a percentage of revenue ("gross margin") for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands, except percentages):

			Increase (decrease) from prior year
Three months ended September 30,	2010	2009	$	%
Cost of revenue
Product	$7,231	$10,160	$(2,929)	-28.8%
Service	11,730	10,755	975	9.1%

Total cost of revenue	$18,961	$20,915	$(1,954)	-9.3%

Gross margin
Product	62.7%	69.7%
Service	49.8%	52.5%
Total gross margin	55.6%	62.8%

			Increase from prior year
Nine months ended September 30,	2010	2009	$	%
Cost of revenue
Product	$30,358	$27,041	$3,317	12.3%
Service	35,501	32,986	2,515	7.6%

Total cost of revenue	$65,859	$60,027	$5,832	9.7%

Gross margin
Product	67.2%	69.7%
Service	51.9%	52.6%
Total gross margin	60.4%	62.2%

        The decrease in product gross margin in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily due to changes in product and customer mix, which decreased our product gross margin by approximately three percentage points, and the impact of higher manufacturing-related costs, which decreased our product gross margin by approximately four percentage points. The decrease in product gross margin in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 was primarily due to product and customer mix, which decreased our product gross margin by approximately two percentage points.

        The decrease in service gross margin in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 is primarily attributable to increases in third party costs, which reduced our service gross margin by approximately one percentage point, and higher fixed costs, which reduced our service gross margin by approximately two percentage points. The decrease in service gross margin in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is primarily attributable to increases in third party costs, which reduced our service gross margin by approximately one percentage point, partially offset by higher service revenue against our fixed cost base. Our higher fixed cost base in fiscal 2010 compared to fiscal 2009 is primarily related to our employee incentive program.

        Our service cost of revenue is relatively fixed in advance of any particular quarter and therefore, changes in service revenue will have a significant impact on service gross margins.

        We currently believe that our gross margin over time will remain within our long-term financial model of 58% to 62%.

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands, except percentages):

			Increase from prior year
	2010	2009	$	%
Three months ended September 30,	$16,226	$14,141	$2,085	14.7%
Nine months ended September 30,	$46,272	$45,995	$277	0.6%

        The increase in the three months ended September 30, 2010 compared to the same prior year quarter is primarily comprised of $1.0 million of increased expense for product development for both our new and existing product offerings and related activities and $0.8 million of higher facilities costs, including incremental depreciation expense related to our facilities restructuring plans. Our employee-related costs increased by $0.3 million in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. This amount is comprised of $1.2 million of increased employee-related expense related to our employee incentive program, partially offset by $0.9 million of lower salary, fringe benefits, stock-based compensation and related expenses in the aggregate.

        The increase in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is primarily attributable to increased expense for product development for both our new and existing product offerings and related activities totaling $3.2 million and higher facilities costs totaling $1.1 million, including incremental depreciation expense related to our facilities restructuring plans. These amounts were partially offset by $4.0 million of lower employee-related costs, including lower salary and related costs as a result of our 2009 and 2008 restructuring initiatives. As a result of these initiatives, we reduced our worldwide research and development headcount by approximately 140 people through the third quarter of 2009. The savings from these headcount reductions were partially offset by an increase of approximately 130 employees at our development center in India compared to such number of employees at September 30, 2009, as well as $2.3 million of incremental expense related to our employee incentive program.

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

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands, except percentages):

			Increase from prior year
	2010	2009	$	%
Three months ended September 30,	$11,836	$11,527	$309	2.7%
Nine months ended September 30,	$37,822	$36,018	$1,804	5.0%

        The increase in sales and marketing expense in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 is primarily attributable to higher travel and related expenses aggregating $0.4 million, including expenses related to our entry into new markets, and $0.3 million of higher expense related to increased new market evaluation equipment activity, partially offset by $0.3 million of lower employee-related expenses and $0.1 million of net decreases in other costs.

        The increase in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is primarily attributable to $0.9 million of higher expense related to increased new market evaluation equipment activity, $0.9 million of higher professional fees related primarily to new market opportunities and $0.8 million of higher employee-related expense. These increases were partially offset by $0.4 million of reductions in marketing promotional event expenses, $0.3 million of lower facilities costs and $0.1 million of net decreases in other costs. The increase in employee-related expense includes $1.2 million of higher sales commission expense resulting from higher revenue, $0.5 million of higher travel expense and $0.5 million of net increases in other employee-related costs, partially offset by $1.4 million of lower stock-based compensation expense.

        We believe that our sales and marketing expenses will increase in fiscal 2010 from fiscal 2009 levels, primarily attributable to higher personnel and related costs.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and other employee-related costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses for the three and nine months ended September 30, 2010 and 2009 were as follows (in thousands, except percentages):

			Increase from prior year
	2010	2009	$	%
Three months ended September 30,	$17,157	$11,578	$5,579	48.2%
Nine months ended September 30,	$38,272	$32,259	$6,013	18.6%

        On May 18, 2010, Dr. Nottenburg, the Company's President and Chief Executive Officer and the Company entered into a letter agreement (the "Retention Agreement") pursuant to which Dr. Nottenburg agreed to stay with the Company while assisting the Company with an orderly transition of his duties and responsibilities. On October 8, 2010, Mr. Dolan accepted an offer of employment as our President and Chief Executive Officer, effective October 12, 2010, and joined our Board of Directors by action of the Board of Directors, effective October 12, 2010, succeeding Dr. Nottenburg. We accelerated the recognition of expense for both the stock-based awards and cash payments related to Dr. Nottenburg's departure pursuant to the terms of his Retention Agreement.

        The increase in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 is primarily attributable to $7.6 million of higher employee-related expense and $0.2 million of net increases in other costs, partially offset by $2.2 million of lower legal-related and professional fees. The increase in employee-related expense is comprised of $6.0 million resulting from accelerated expense recognition for Dr. Nottenburg's stock-based awards and cash payments due him pursuant to the Retention Agreement, $1.5 million related to our employee incentive program and $0.1 million of net increases in other employee-related costs.

        The increase in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is primarily attributable to $9.4 million of higher employee-related expense and $0.7 million of net increases in other costs, partially offset by lower expenses that include $3.3 million of lower legal-related and professional fees, $0.5 million of lower bad debt expense and $0.3 million of lower foreign currency translation expense. The increase in employee-related expense includes $6.7 million resulting from accelerated expense recognition for Dr. Nottenburg's stock-based awards and cash payments due him pursuant to the Retention Agreement, $2.2 million related to our employee incentive program and $0.5 million of net increases in other employee-related costs.

        We believe that our General and administrative expenses in fiscal 2010 will increase compared to fiscal 2009 levels, the net result of expense related to the provisions of the Retention Agreement, partially offset by lower expected professional fees and personnel-related expenses.

        Restructuring.    On August 24, 2010, we committed to a restructuring initiative to close our offices in Ottawa, Canada and in Darmstadt, Germany, to relocate our Freehold, New Jersey facility to a smaller, more cost-effective space in the same area, and to reduce our workforce by 12 people, or approximately 1% of employees worldwide (the "2010 restructuring initiative"). We recorded $1.1 million of restructuring expense in both the three and nine months ended September 30, 2010, representing severance and related expenses for the headcount reduction component of the 2010 restructuring initiative. We will record expense for the facilities components of the 2010 restructuring initiative, estimated at approximately $2.5 million to $2.8 million in the aggregate, upon consummation of each lease contract termination agreement with the respective landlords, which we expect will occur in the fourth quarter of fiscal 2010. We currently expect the payments related to the 2010 restructuring initiative will be completed in the first quarter of fiscal 2011.

        In the three months ended September 30, 2009, we recorded $1.5 million of restructuring expense related to our August 12, 2009 headcount reduction restructuring initiative, which reduced our then-current workforce by approximately 93 people, or 10% of our employees worldwide. In the nine months ended September 30, 2009, we recorded restructuring expenses aggregating $3.5 million related to three restructuring initiatives implemented as part of our efforts to right-size the business to align with market opportunities while managing costs to position the Company for profitable growth. Of this amount, $1.5 million relates to the August 12, 2009 headcount reduction restructuring initiative described above, $0.9 million was recorded for severance and related expenses for our January 9, 2009 restructuring initiative, which reduced our workforce by approximately 40 people, or 4% of employees worldwide, and $1.1 million was recorded for severance and related expenses for our March 10, 2009 restructuring initiative, which further reduced our workforce by approximately 60 people, or 6% of employees worldwide.

        Interest Income, net.    Interest income and interest expense for the three months and nine months ended September 30, 2010 and 2009 were as follows (in thousands, except percentages):

			(Decrease) from prior year
Three months ended September 30,	2010	2009	$	%
Interest income	$439	$787	$(348)	-44.2%
Interest expense	(10)	(23)	(13)	-56.5%

Interest income, net	$429	$764	$(335)	-43.8%

			(Decrease) from prior year
Nine months ended September 30,	2010	2009	$	%
Interest income	$1,420	$3,513	$(2,093)	-59.6%
Interest expense	(53)	(94)	(41)	-43.6%

Interest income, net	$1,367	$3,419	$(2,052)	-60.0%

        Interest income consists of interest earned on our cash equivalents, marketable securities and long-term investments. Interest expense primarily relates to interest on capital lease obligations. The reduction in interest income, net, in the three and nine months ended September 30, 2010 compared to the same prior year periods is primarily attributable to a lower average portfolio yield.

        Income Taxes.    Our provision for income taxes was $0.5 million for the nine months ended September 30, 2010 and our income tax benefit was $0.3 million for the nine months ended September 30, 2009. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year.

        During the fourth quarter of fiscal 2008, we concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to our cumulative losses and other factors. Accordingly, we recorded an increase to our valuation allowance on substantially all of our domestic net deferred tax assets. The estimated annual effective rate for the year ending December 31, 2010 does not include any benefit for our projected domestic losses as we continue to conclude that a valuation allowance for our domestic losses is appropriate.

        The provision for income taxes for the nine months ended September 30, 2010 represents forecasted tax expense on the earnings of our foreign operations. Our effective tax rate for the nine months ended September 30, 2009 was less than the statutory federal and state rates primarily due to our inability to recognize tax benefits on domestic losses incurred.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

        At September 30, 2010, our cash, cash equivalents, marketable securities and investments totaled $413.5 million.

        Our operating activities provided $12.4 million in the nine months ended September 30, 2010 and $10.7 million of cash in the nine months ended September 30, 2009.

        Cash provided by operating activities in the nine months ended September 30, 2010 was primarily the result of lower accounts receivable and other operating assets and higher accounts payable and accrued expenses. These amounts were partially offset by increases in inventory, both current and noncurrent, and decreases in deferred revenue, both current and noncurrent. The decrease in accounts receivable was mainly driven by our continued focus on cash collections. Our accounts payable increase is primarily attributable to purchases of materials in the latter part of the quarter for which payments are due to the vendors in the fourth quarter of 2010. The increase in accrued expenses is primarily attributable to employee compensation and related costs, including accruals related to Dr. Nottenburg's Retention Agreement and the implementation in 2010 of our Company-wide employee incentive program, partially offset by payments for previously accrued royalty payments, lower taxes payable and the completion of employee stock purchases under our Amended and Restated 2000 Employee Stock Purchase Plan ("ESPP"). Our higher inventory levels are primarily related to our new NBS 5200 product and preparation for product end-of-life purchases by our customers. The decrease in deferred revenue is primarily the result of the completion of projects for which the revenue had been deferred at December 31, 2009, partially offset by new orders in 2010 for which revenue recognition criteria had not been met as of September 30, 2010. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, used $1.0 million of cash.

        Cash provided by operating activities during the nine months ended September 30, 2009 was primarily the result of a net decrease in accounts receivable, which was mainly driven by strong cash collections, partially offset by increases in inventory and other operating assets, as well as a net reduction in our operating liabilities. The increase in operating assets was primarily attributable to higher deferred costs, including cost of goods, royalties, commissions and third party installation costs, for which the related revenue had not yet been recognized. The decrease in our operating liabilities was primarily attributable to the payment of litigation settlements and related costs, lower employee compensation and related costs, including reductions for the payment of incentives to our executives and employees under our employee incentive programs, the completion of employee stock purchases under our ESPP and lower taxes payable, accrued royalties and professional fees. Our net loss (adjusted for non-cash items such as depreciation, amortization and stock-based compensation) contributed $2.4 million to the cash provided by operating activities.

        Our investing activities used $58.0 million of cash in the nine months ended September 30, 2010, compared to $44.8 million of cash provided by investing activities in the nine months ended September 30, 2009. Our net investment in marketable securities in the nine months ended September 30, 2010 was $46.8 million, compared to $49.6 million of net sales and maturities of marketable securities and investments in the nine months ended September 30, 2009. In addition, during the nine months ended September 30, 2010, we used $9.2 million of cash for purchases of property and equipment and $2.0 million to purchase intangible assets. In the first quarter of fiscal 2009, we had placed $9.5 million into escrow related to a litigation settlement that was released in the second quarter of fiscal 2009. We used $4.8 million for purchases of property and equipment in the nine months ended September 30, 2009.

        Our financing activities provided $0.9 million of cash in the nine months ended September 30, 2010, including $1.4 million of proceeds from the sale of common stock in connection with our ESPP and $0.3 million from the exercise of stock options. These amounts were partially offset by $0.6 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.2 million used for payments on our capital leases for office equipment. Our financing activities provided $0.4 million of cash in the nine months ended September 30, 2009, including $1.1 million of proceeds from the sale of common stock in connection with our ESPP and $32,000 from the exercise of stock options. These amounts were partially offset by $0.5 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.2 million used for payments on our capital leases for office equipment.

        Based on our current expectations, we believe our cash, cash equivalents, marketable securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. It is difficult to predict future liquidity requirements with certainty. The rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing operations and for other general corporate activities, as well as to vigorously defend against existing and potential litigation. See Note 16 to our condensed consolidated financial statements for a description of legal contingencies.

Recent Accounting Pronouncements

        In October 2009, the Financial Accounting Standards Board ("FASB") issued an update to Certain Arrangements that Include Software Elements. This update removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. This update will require us to account for many of our multiple-element arrangements as non-software transactions and could impact the timing and revenue recognized in a reporting period. This update is effective for us beginning January 1, 2011, although early adoption is permitted, and adoption can be applied prospectively or retrospectively. We are currently evaluating the effect that implementation of this update will have on our consolidated financial position and results of operations upon adoption.

        In October 2009, the FASB issued an update to the accounting guidance related to the separation criteria used to determine the unit of accounting for multiple-element arrangements. This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to "fair value" with "selling price" to distinguish from the fair value measurements required under Accounting Standards Codification ("ASC") 820, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation and expands the ongoing disclosure requirements. This guidance is effective for us beginning January 1, 2011, although early adoption is permitted, and adoption can be applied prospectively or retrospectively. We are currently evaluating the effect that implementation of this update will have, if any, on our consolidated financial position and results of operations upon adoption.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We do not believe that a hypothetical 10% adverse movement in interest rates and foreign currency exchange rates would have a materially different impact from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our management (with the participation of our Chief Executive Officer and Chief Financial Officer) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2010.

        Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective as of September 30, 2010.

        Changes in Internal Control over Financial Reporting.    No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were identified in connection with the evaluation as of September 30, 2010 referenced above that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        We are a party to the legal proceedings described in Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2009 and Note 16 of this Quarterly Report on Form 10-Q. There were no material developments to these legal proceedings in the three or nine months ended September 30, 2010.

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

        Our future success depends upon the continued services of our executive officers who have critical industry experience and relationships that we rely on to implement our business plan. With the exception of our key employees based in the European Union, none of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our officers or key employees could delay the development and introduction of, and negatively impact our ability to sell our products or achieve our business objectives.

        We have had three key executive departures in fiscal 2010, including the departure of our then-current President and Chief Executive Officer on October 12, 2010 and our Vice President of Sales on September 30, 2010. There is always a risk of uncertainty and instability relating to our ability to find highly qualified successors and to transition the duties and responsibilities of any departing key executive in an orderly manner.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We have not announced any currently effective authorization to repurchase shares of our common stock. However, upon vesting of restricted stock awards, employees are permitted to return to us a portion of the newly-vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. The following table summarizes repurchases of our common stock during the third quarter of fiscal 2010, which represent shares returned to satisfy tax withholding obligations:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2010 to July 31, 2010	1,984	$2.90	—	—
August 1, 2010 to August 31, 2010	68,958	$3.01	—	—
September 1, 2010 to September 30, 2010	29,378	$3.46	—	—

Total	100,320	$3.14	—	—

Item 6.    Exhibits

Exhibit Number		Description
10.1		Lease, dated August 11, 2010, by and between Michelson Farm-Westford Technology Park IV Limited Partnership and Sonus Networks, Inc. with respect to the property located at 4 Technology Park Drive, Westford, Massachusetts
10.2
First Amendment to Lease, dated October 27, 2010, by and between Michelson Farm-Westford Technology Park IV Limited Partnership and Sonus Networks, Inc. with respect to the property located at 4 Technology Park Drive, Westford, Massachusetts
10.3
Lease and Sublease Termination Agreement, dated August 11, 2010, by and among Michelson Farm-Westford Technology Park V and VIII Limited Partnership, Teradyne, Inc. and Sonus Networks, Inc. with respect to the properties located at 7 and 9 Technology Park Drive, Westford, Massachusetts
10.4	(a)	Employment Agreement between Sonus Networks, Inc. and Raymond P. Dolan, accepted on October 8, 2010
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)
Incorporated by reference from the Registrant's Current Report on Form 8-K (File No. 001-34115) filed with the Securities and Exchange Commission on October 12, 2010.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 2, 2010	SONUS NETWORKS, INC.
	By:	/s/ WAYNE PASTORE Wayne Pastore Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: November 2, 2010	SONUS NETWORKS, INC.
	By:	/s/ ELMER LAI Elmer Lai Vice President, Finance, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
10.1		Lease, dated August 11, 2010, by and between Michelson Farm-Westford Technology Park IV Limited Partnership and Sonus Networks, Inc. with respect to the property located at 4 Technology Park Drive, Westford, Massachusetts
10.2
First Amendment to Lease, dated October 27, 2010, by and between Michelson Farm-Westford Technology Park IV Limited Partnership and Sonus Networks, Inc. with respect to the property located at 4 Technology Park Drive, Westford, Massachusetts
10.3
Lease and Sublease Termination Agreement, dated August 11, 2010, by and among Michelson Farm-Westford Technology Park V and VIII Limited Partnership, Teradyne, Inc. and Sonus Networks, Inc. with respect to the properties located at 7 and 9 Technology Park Drive, Westford, Massachusetts
10.4	(a)	Employment Agreement between Sonus Networks, Inc. and Raymond P. Dolan, accepted on October 8, 2010
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)
Incorporated by reference from the Registrant's Current Report on Form 8-K (File No. 001-34115) filed with the Securities and Exchange Commission on October 12, 2010.