Form 10-K
period 2010-12-31
SONUS NETWORKS INC
filed 2011-03-10
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-34115

SONUS NETWORKS, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	04-3387074
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4 Technology Park Drive, Westford, Massachusetts 01886
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $476,513,000 based on the closing price for the Common Stock on the NASDAQ Global Select Market on June 30, 2010. As of February 18, 2011, there were 277,507,693 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

SONUS NETWORKS, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2010

PART I

Item 1.    Business

        This Annual Report on Form 10-K contains forward-looking statements, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, plans and objectives of management for future operations, and plans for product development and manufacturing are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss certain of these risks in greater detail in the "Risk Factors" section and elsewhere in this Annual Report on Form 10-K. Also, these forward-looking statements speak only as of the date of this Annual Report on Form 10-K, and we have no plans to update our forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K. We caution readers not to place undue reliance upon any such forward-looking statements.

        References in this Annual Report on Form 10-K to "Sonus," "Sonus Networks," "Company," "we," "us" and "our" are to Sonus Networks, Inc. and its subsidiaries, collectively, unless the context requires otherwise.

Overview

        We are a leading provider of voice and data infrastructure solutions, including softswitch and session border control products for service providers and large enterprises. Our infrastructure solutions allow efficient and reliable delivery of voice and multimedia sessions over IP (internet protocol) networks while allowing our customers to manage the flows of such sessions in their networks using business policies.

        One of the first companies to leverage SIP (session initiation protocol) and IP as the mechanism to carry voice traffic, we have helped over 150 wireline and wireless service providers in over 50 countries to create and deliver value with their deployed networks. Our customer list includes some of the world's largest service providers including AT&T, Belgacom ICS, BT Group, TalkTalk (formerly Carphone Warehouse), CITIC 1616, France Telecom, Global Crossing, KDDI, Level 3, Qwest, Softbank Corporation, Tata Communications, T-Systems Business Services (a division of Deutsche Telekom Group), Verizon and XO Communications.

        We deliver value to our customers through our flexible and distributed architecture. Our customers peer with other service providers or large enterprises using either TDM (time division multiplexing), also known as circuit-switched telephony, or IP technology. Our products allow our customers to manage their network borders (or peering points) using either our GSX or NBS products to secure the borders, perform signaling interworking and media transcoding, and apply routing decisions. Our centralized policy and routing engine, or PSX, then manages the entire set of our GSX and NBS elements along a network's border. Other of our tools visualize and operate the entire network as a single entity. Business policies from the customer are transformed into routing and control decisions at these peering points, which secures the network from unwanted traffic and routes the desired traffic efficiently while preserving quality of service and gathering data necessary for billing and accounting.

        We are unique in the sense that our solutions help customers to gracefully migrate their networks from TDM networks to all-IP networks. Our NBS9000 session border controller can operate in a hybrid environment, carrying both TDM-to-IP sessions and IP-to-IP sessions in the same platform, while managing and controlling the traffic in a seamless way. Our NBS5200 session border controller operates in a pure-IP environment and is designed to operate at high performance without compromising on security or features. Both platforms support IPv6 (Internet Protocol version 6, which is designed to succeed Internet Protocol version 4, or IPv4), and are built to work within an IMS (IP Multimedia Subsystem) architecture.

        We sell our products principally through a direct sales force in the United States, Europe, the Middle East and Asia-Pacific. We continue to expand our presence into new geographies and markets through our relationships with regional channel partners.

        Our target customers comprise both traditional and emerging communications service providers, including long-distance carriers, local exchange carriers, Internet service providers, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers, as well as enterprise customers. We also collaborate with our customers to identify and develop new advanced services and applications that they may offer to their customers.

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

        Deregulation of the telephone industry in the United States accelerated with the passage of the Telecommunications Act of 1996. The barriers that once restricted service providers to a specific geography or service offering, such as local or long-distance services, have been largely eliminated. The migration to IP-based last-mile technologies reduces the capital investments required to provide services over large geographies. The opportunity created by accessibility to the telephone services market has encouraged new participants to enter this market and incumbent service providers to expand into additional markets, both domestic and international.

        Competition between new providers and incumbents is driving down service prices. With limited ability to reduce the cost structure of the public telephone network, profit margins for traditional telephone services have declined. In response, service providers are seeking new, creative and differentiated services as a means to increase revenues and as an opportunity to reduce costs. The first wave of service differentiation, typified by triple-play bundling of voice, Internet and television, is commonplace. Rapid adoption of Internet and broadband connectivity over the IP network has left service providers seeking more advanced solutions in broadband wireline-wireless converged services, video transport and services as well as innovative application of business policies over the traffic flows within a service provider's network.

        We deliver the next two waves of differentiation for service providers. The first is by transforming their networks from TDM to all-IP networks at a pace that the customers are willing to adopt. This lowers the overall cost structure for transporting voice and data and helps the service providers to be more competitive in the market. The next level of differentiation comes in giving service providers fine-grained control over how the IP sessions flow through their network, and applying business rules and policies to increase their return on investment on the network infrastructure. In addition, significant opportunities exist in combining traditional voice services with Internet or web-based services in a manner that allows the service provider to deliver and monetize powerful, high-margin experiences in partnership with over-the-top providers, large enterprises, and their peers around the world.

        The transition of the public telecommunications network to an all-IP network is a complex and gradual process. Voice and voice-based services are still a significant source of revenues for service providers. The transition to IP is happening on several fronts, including the following: service providers are deploying Voice over IP, or VoIP, to add capacity; they are retiring legacy equipment where the operational expense savings justify the investment in new IP technology; and they are adding IP networks to directly reach their consumer and business customers to offer new innovative services. Other than in certain limited situations, the service providers are left operating hybrid networks that have a mix of old and new equipment. Issues like security, call control and quality of service now must be addressed, except over a converged IP pipe that carries not just data, but also voice and multimedia. This has opened up a new world of opportunity, both to the existing telecommunications providers and the traditional data networking providers to provide efficient management of traffic flows and new services in this converged IP network.

Network Requirements and the Sonus Solutions

        Users demand high levels of quality and reliability from the public telephone network, while service providers require a cost-efficient network that enables the latest revenue-generating services. We develop, market and sell a comprehensive suite of voice and data communications infrastructure products, which are designed to effectively set-up, route, and securely manage the multitude of sessions traversing a service provider's network at any given time. Our solutions are designed to scale to meet the security and performance needs of the largest packet networks and are compliant with the latest industry standards and best practices. Our solutions meet the following requirements:

        Carrier-class performance.    Service providers operate complex, mission-critical networks. Our products are designed to offer the highest levels of quality, reliability and interoperability, including:

  •
  full redundancy, designed for 5-nine's (99.999%) availability;

  •
  quality of service equal or superior to today's circuit-switched network;

  •
  system hardware designed to comply with NEBS (Network Equipment Building System) standards Level 3;

  •
  interworking between the numerous signaling and media formats existing worldwide;

  •
  sophisticated security, network monitoring and analytics capabilities.

        Scalability and density.    Carrier infrastructure solutions face challenging scalability requirements. Service providers' central offices typically support tens or even hundreds of thousands of simultaneous sessions. To be economically attractive, modern infrastructure must compare favorably with existing networks in terms of performance, cost per port, space occupation, power consumption and cooling requirements. Our solution scales to build packet-based switch configurations that cost-effectively support a few hundred to hundreds of thousands of simultaneous calls. In addition, the capital cost of our equipment is typically lower than that of traditional circuit-switched equipment. At the same time, our equipment offers unparalleled density, requires significantly less space, power and cooling than that needed by typical circuit-switching implementations and is much more environmentally-friendly.

        Compatibility with standards and existing infrastructure.    New infrastructure equipment and software must often sustain the full range of telephone network standards. It must also support data networking protocols as well as telephony protocols. Infrastructure solutions must integrate seamlessly with the service providers' existing operations support systems. Our products are therefore designed to be compatible with applicable voice and data networking standards and interfaces, including:

  •
  SS7 and other telephony signaling protocols, including numerous country variants, number translations and intelligent services routing;

  •
  Call signaling standards such as SIP and its variants, BICC, MGCP, H.323 and Diameter;

  •
  Narrowband and Wideband media encoding/decoding formats and standards such as G.711 and G.722;

  •
  All bearer interfaces over both packet and circuit based bearers such as TDM, Optical and Ethernet; and

  •
  Management and accounting interfaces such as Radius, Diameter, SNMP and AMA.

        Our solution is designed to interface with legacy circuit-switching equipment and transparently bridge the gap to new technologies, such as IPv6 based packet networks, and maximize revenue from existing assets.

        Security.    IP-voice security is as important for a service provider's network as the services it provides. Various standards bodies, such as ISO 27001, ITU, ANSI and NIST, and industry consortia, such as 3GPP and ETSI, have development frameworks and guidelines for securing IP and IP-voice networks. As carriers extend the network edge via IP, security is critical to provide manageable, predictable services at peering points between service providers while maintaining the integrity and privacy of subscriber information. We address security on three dimensions: security and access control at the network border (peering or access), security and integrity of the network border element itself, and security of all of our network elements (media gateways, route servers, etc.) and their inter-element communications. Based on these three areas, we have developed an overall VoIP security threat model and mitigation architecture that provides a holistic approach to total network security. This threat model guides our overall product development and solution delivery.

        Simple and rapid installation, deployment and support.    Infrastructure solutions must be easy to install, deploy, configure and manage. Our equipment and software can be installed and placed in service by our customers more quickly than circuit-switched equipment. By offering comprehensive testing, configuration and management software, we expedite the deployment process as well as the ongoing management and operation of our products. We believe that typical installations of our solution require only weeks from product arrival to final testing, thereby reducing the cost of deployment and the time to market for new services.

Our Products

  Sonus GSX9000 Open Services Switch and Sonus GSX4000 Open Services Switch

        The Sonus GSX9000 Open Services Switch, or GSX9000, enables voice traffic to be transported over packet networks by converting any type of voice signal into IP packets and transmitting those IP packets over a data network. It then converts whatever type of signal is necessary to be deposited back onto non-IP networks to be delivered to its intended destination. The GSX9000 is designed to deliver voice quality that is equal or superior to that of the legacy circuit-switched public network. Further, it supports multiple voice encoding schemes used in circuit switches and delivers a number of other voice compression algorithms. The GSX9000 minimizes delay, further enhancing perceived voice quality, and scales to very large configurations required by major service providers. A single GSX9000 shelf can support up to 22,000 simultaneous calls, while a single GSX9000 in a multiple-shelf configuration can support 100,000 or more simultaneous calls. The GSX9000 also operates with our PSX Policy & Routing Server and with softswitches and network products offered by other vendors. The Sonus GSX4000 Open Services Switch, or GSX4000, allows service providers to realize the benefits of the GSX9000 in a smaller form factor that meets the needs of service providers and enterprises.

  Sonus NBS9000 Network Border Switch

        With the adoption of IP-based networks and industry convergence around IMS architectures, the ability to securely interconnect IP peering partners, business enterprises and individual voice customers has become critical. Offered as an upgrade on the GSX9000 platform, the Sonus NBS9000 Network Border Switch, or NBS9000, permits service providers to gradually transform their TDM networks to IP by permitting both TDM-to-IP and IP-to-IP session management capability on the same platform and provides the potential for significant cost savings. The NBS9000 provides a robust suite of security features, including traffic policing. Supporting both peering and access SBC configurations, the NBS9000 allows operators to satisfy their security, session border control and media services requirements within an integrated and easily managed system. The integrated media services include media transcoding, recorded tones and announcements and support for data (modem) and fax relay or interworking. Combined with the Sonus PSX Policy & Routing Server, the NBS9000 leverages the same policy-based packet switching features that drive Sonus IP-based networks around the world. The NBS9000 also includes full access to our centralized routing, network voice features and management/provisioning tools.

  Sonus PSX Policy & Routing Server

        The Sonus PSX Policy & Routing Server, or PSX, is a primary element of a Sonus distributed deployment that consists of multiple GSX and NBS-based edge elements deployed at various peering points in a service provider network, along with a centralized PSX that includes the database determining how sessions get routed over the service provider network. The PSX plays an integral role in all of our network deployments and translates business policies into actual call control, routing and service selection decisions. The PSX acts as a central control point in a large Sonus network, permitting significant operational savings for our customers.

        The PSX is based upon a modular architecture that is designed for high performance and scalability, as well as interoperability with third-party gateways, devices and services. It supports a broad set of features that routes traffic to minimize cost and delays. It interfaces with third-party databases maintained by numbering authorities to determine where a session needs to be routed. When there is a need to query a traditional database over the SS7 network, an SGX (signaling gateway) component is deployed in conjunction with the PSX. The PSX is an all-IP component and can perform most IP-based database lookups natively.

  Sonus NBS5200 Network Border Switch

        The Sonus NBS5200 Network Border Switch, or NBS5200, is the first product built on our next-generation ConnexIP platform. The NBS5200 complements our NBS9000 as part of our Session Border Control, or SBC, solutions portfolio and provides SBC functionality, including media interworking, advanced routing and policy engine, and multi-access security gateway functionality. The ConnexIP platform is a platform for connecting, managing and securing IP session-based communications and represents a key element in our strategy to bring industry-leading performance and carrier-grade reliability to the session management market, and represents a new foundation for the next generation of our IP-based products. The NBS5200 includes local Sonus PSX server functionality for advanced routing in standalone mode or can be configured to access a centralized PSX or third-party softswitch.

  Sonus ASX Call Feature Server

        The Sonus ASX Call Feature Server, or ASX, provides functionality to address subscriber access services within the network. The ASX is a call agent that handles call setup and both basic and advanced call features. The ASX provides local area calling features for residential and enterprise markets and regulatory features such as emergency services and lawful intercept. The ASX allows the same features to run over various transport technologies, including analog lines, Ethernet, voice over DSL, voice over cable or fixed wireless infrastructure. This flexibility enables a multitude of applications, such as residential access, cable access and business services, and new features available only on packet-based networks, such as unified messaging, multimedia conferencing and desktop integration.

  Sonus Network Analytics Suite

        The Network Analytics Suite of performance management products delivers advanced collection, monitoring, reporting and notification of performance metrics to help lower operational costs and maximize network performance. The suite is comprised of three products—NetScore Network Performance Analysis Tool, or NetScore; NetAssure Voice Quality Monitoring Tool, or NetAssure; and NetEng Network Audit and Visualization Engine, or NetEng. NetScore provides a real-time assessment of the state of a service provider's network, including quality of service, call delay, network effectiveness, congestion and efficiency, and allows network operators to analyze real-time and historic trends, aggregate data by trunk group or gateway, or monitor specific events. NetAssure is designed to deliver end-to-end service quality assurance for Sonus IP networks through active call monitoring and advanced analytics, then presenting this information through detailed visual reports and real-time alarms, so network operators can understand how well the network is delivering services and systematically isolate any quality degradations that may occur. NetEng provides visibility into the performance and capacity levels of our networks by collecting, analyzing and aggregating historical data from each network element and presenting the information through a visualization and reporting tool, providing a comprehensive reporting platform for on-demand network audits, capacity planning, forecasting, trending analysis and standardized element configuration. The products are available as individually licensed software packages or bundled with our comprehensive Professional Services offering.

        The Sonus VoiceSentry system is an application-aware security system that protects voice networks against Telephony Denial of Service or TDoS, and other malicious attacks. The VoiceSentry system monitors voice traffic (both TDM and SIP) in real time to identify suspicious, malicious and machine-generated calls, then allows the network management team to take appropriate, real-time defensive actions. It gives enterprises and government agencies a way to safeguard their voice networks from new SIP and voice-based attacks, prevent network costs from escalating and keep services running for their customers.

        The VoiceSentry system's anomaly detection function defends call centers by detecting voice SPAM and TDoS attacks. The guardian function mitigates those attacks with a Rules and Policy Change Engine as well as intelligent media interception. The VoiceSentry system learns behaviors as it goes and uses what is has learned about malicious traffic to prevent future attacks. The VoiceSentry system also includes an optional feature for voice CAPTCHA that screens out machine-generated voice traffic using a series of audio prompts or challenges similar to the data CAPTCHA tools used on commercial Web sites such as ticket reservation systems. Depending on the results of the CAPTCHA test, the VoiceSentry system can disconnect the call or route it to an appropriate destination.

  Sonus Global Services and Sonus Professional Services

        Sonus Global Services offers professional consulting and services that support our industry-leading IP communications solutions. Through a wide range of service offerings, our consultants provide the skill and expertise to help wireline, wireless and cable operators transform their communications networks, from network engineering and design through network integration and commissioning to network operations. Our consultants have an average of more than twelve years of industry experience with world-leading carriers and network vendors to ensure that our customers receive the professional guidance they need. In addition to end-to-end design, integration and deployment solutions, our Global Services team offers customized engagements, training workshops, interoperability/verification testing and around-the-clock technical support worldwide.

        Sonus Professional Services deliver an end-to-end solution through well-defined service engagements that include program management, network deployment design, softswitch and subscriber database design, network verification, network audit services, service management solutions, custom application and adaptor development, OSS and API integration, engineering, furnishing and installation, migration services, resident engineers, upgrade services, managed services and other services.

        The Sonus Professional Services organization offers our customers:

  •
  Experience in deploying large-scale integrated solutions

  •
  A full-service portfolio including consulting, integration, deployment, migration and operation support services

  •
  Global reach through our worldwide service organization and partner presence in all major global markets

  •
  Program managers who use a disciplined methodology for all deployment and integration projects

  •
  Consistent execution in the design, deployment and support of the world's largest and most advanced networks

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

        These service offerings accelerate our customers' return on investment, optimize their operational capability, enhance network performance and health, and generate new revenue.

        At December 31, 2010, our customer support and professional services organization consisted of 194 employees.

Our Strategy

        Traditionally, we provided robust solutions for carriers that wanted to evolve their TDM based networks to IP and bridge their networks by supporting sessions on both networks until their entire network became IP. We believe the need for this hybrid trunking technology will persist for years to come, as the number of IP islands increases while vast portions of the world's class 5 ("last mile," or exchanges to which subscriber and end-user telephone lines connect) and mobile infrastructure remain based on TDM. As networks evolve, however, we must continue to develop solutions that are optimized for all-IP and become more focused on securing and applying business policies to IP traffic flows within the service provider network. Further, the systems and software required to manage all-IP-based voice calls will need to evolve to support all types of media sessions, not just voice. Our launch of the ConnexIP platform is an example of this innovation that we believe will serve as the foundation for multiple solutions in the all-IP space. In response to this evolution, we plan to develop solutions based on the following principles:

        Leverage our technology leadership to attract and retain key service providers.    As one of the first companies to offer IMS-ready, carrier-class, packet voice infrastructure products, we were selected by industry-leading service providers as they developed the architecture for new voice networks. We expect service providers to select vendors that deliver leading technology and can maintain that technology leadership. Our equipment is an integral part of the network architecture and we will expand our business as these networks are deployed. By working closely with our customers, we gain valuable knowledge about their requirements, which positions us to continue enhancing and extending products that address the evolving requirements of network operators globally.

        Expand our solutions to address emerging IP-based markets, such as network border switching.    The transformation of legacy TDM networks to all-IP networks has created requirements for security, peering and media manipulation as well as an opportunity for creating IP-to-IP services at the network edges. The requirements for security and peering go far beyond the legacy functionality of SBCs and include not only the operator's requirements for a border gateway to other IP networks but a wide variety of requirements associated with the need for enterprises to control their own IP networks. The multi-media nature of the emerging services also provides an opportunity to create innovative services at the edge of the network. Our Network Border Switch product family empowers operators to address all of the above requirements and enables them to create unique IP-IP services.

        Embrace the principles outlined by 3GPP and LTE architectures.    As service providers reach more of their end-subscribers directly over IP, there is imminent convergence between broadband, wireline and wireless networks. IMS is a converged network architecture developed by accommodating the requirements of the wireless, wireline and cable industries and represents a well-accepted set of functional building blocks for an all IP-network. Our strategy is to ensure that our products fit well with the accepted industry standards and seamlessly interoperate with other vendors' equipment. As our customers contemplate building their large, all-IP networks, our approach is to promote an environment where our customers have the freedom to select the components that will best provide them with an open, accessible and scalable infrastructure.

        Expand our global sales, marketing, support and distribution capabilities.    As a primary supplier of carrier packet voice infrastructure solutions to tier 1 service providers (a service provider that can reach every other network on the Internet without purchasing IP transit), we require a strong worldwide presence. We have established sales presence throughout the United States, Western Europe, the United Kingdom and Japan. We also have sales teams in Singapore, Hong Kong, China, Mexico, Malaysia and the United Arab Emirates. We augment our global direct sales effort by working with international distribution partners in key markets around the world. We will continue to invest in professional service expertise and customer support. We anticipate expanding our sales channels in 2011 as well as developing technology and marketing partnerships.

        Expand and broaden our customer base by targeting specific market segments, such as large enterprises and wireless operators.    We plan to penetrate additional customer segments and believe that new and incumbent service providers will build out their VoIP infrastructures at different rates. The next-generation service providers, who are relatively unencumbered by legacy equipment, have been initial purchasers of our equipment and software. Other newer entrants, including wireless operators, cable operators and Internet service providers, or ISPs, have also been early adopters of certain products. Moreover, incumbents, including interexchange carriers, regional Bell operating companies and international operators, are adopting packet voice technologies. Large enterprises are often operating voice networks as complex as a small to mid-sized service provider, and believe that our products are a good match for their secure, reliable, and scalable communication needs. In many cases, our presence within the enterprises is through a trusted relationship with our service provider customer. We hope to expand and grow these segments on an opportunistic basis.

Customers

        Our target customer base includes all communications providers, such as long distance carriers, local exchange carriers, ISPs, wireless operators, cable operators, international telephone companies, wholesale operators and enterprise operators. We have been selected for network deployments by operators including AT&T, Belgacom, BT Group, Cable and Wireless International, Carphone Warehouse, CITIC 1616, France Telecom, Global Crossing, KDDI, Level 3, NTT Communications, Qwest, Softbank Corporation, T-Systems Business Services (a division of Deutsche Telekom Group), Verizon and XO Communications.

        One customer, AT&T, accounted for approximately 21% of our consolidated revenue for the year ended December 31, 2010 and approximately 29% of our revenue for the year ended December 31, 2008. We had no customers that contributed 10% or more of our consolidated revenue in fiscal 2009, and no other customers that contributed 10% or more of our consolidated revenue in either fiscal 2010 or fiscal 2008.

Sales and Marketing

        We sell our products principally through a direct sales force and, in some markets, through or with the assistance of distributors and resellers, such as IBIL (Malaysia), Nissho Electronics Corporation (Japan), Sumitomo Corporation (Japan) and ECI (Israel). For geographic information, including revenue and tangible long-lived assets, please see our consolidated financial statements included in this Annual Report on Form 10-K, including Notes 7 and 19 thereto. We have an original equipment manufacturer relationship with Motorola, Inc. We intend to establish additional relationships with selected original equipment manufacturers and other marketing partners in order to serve particular markets or geographies and provide our customers with opportunities to purchase our products in combination with related services and products.

        At December 31, 2010, our sales and marketing organization consisted of 137 employees located in sales and support offices in the United States and around the world.

Research and Development

        We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology into new products and maintaining comprehensive product and service offerings. Our research and development process leverages innovative technology in response to market data and customer feedback. In 2010, we developed and introduced differentiated products to address market and customer needs, including the launch in May 2010 of our NBS5200 Network Border Switch as the first product on our next-generation ConnexIP platform. In 2011, we plan to continue to build upon this next-generation platform, with a strong focus on customer needs and quality. Our research and development expenses were $62.8 million for the year ended December 31, 2010, $59.9 million for the year ended December 31, 2009 and $73.1 million for the year ended December 31, 2008.

        We have assembled a team of highly skilled engineers with significant telecommunications and networking industry experience. Our engineers have experience in and with leading wireline and wireless telecommunications equipment suppliers, computer data networking and multimedia companies. At December 31, 2010, we had 506 employees responsible for research and development, including 490 software and quality assurance engineers and 11 hardware engineers. Our engineering effort is focused on wireless product development, new applications and network access features, new network interfaces, improved scalability, interoperability, quality, reliability and next generation technologies. We maintain research and development offices in Massachusetts and New Jersey in the United States; Bangalore, India and Swindon, United Kingdom. We have made, and intend to continue to make, a substantial investment in research and development.

Competition

        The market for carrier packet voice infrastructure solutions is intensely competitive worldwide but there are historical regional differences in services, regulation and business practices among sub-markets that can benefit individual vendors. Regardless of the region, the overall market is subject to rapid technological change, affected by new product introductions, changing customer demands, industry consolidation and other market activities of industry participants. To compete effectively, we must deliver innovative products that provide extremely high reliability and voice quality, scale easily and efficiently, interoperate with existing network designs and other vendors' equipment, provide effective network management, are accompanied by comprehensive customer support and professional services, provide a cost-effective and space-efficient solution for service providers and meet price competition from low-cost equipment providers. We expect competition to persist and intensify in the future. Our primary sources of competition include vendors of networking and telecommunications equipment, such as Ericsson, Alcatel-Lucent, Nokia Siemens Networks, Huawei, NEC, Acme Packet, Genband, Metaswitch and Cisco Systems.

        Although we believe we compete favorably because our solutions are widely deployed, highly scalable and cost-effective for our customers, some of our competitors have significantly greater financial resources and broader product portfolios than we have and are able to devote greater resources to the development, promotion, sale and support of their products. In addition, some of these competitors have more extensive customer bases and broader customer relationships than we have, including relationships with our potential customers and established relationships with distribution partners. Other smaller private and public companies are also focusing on similar market opportunities.

Intellectual Property

        Intellectual property is fundamental to our business and our success and ability to compete depend on our ability to develop, maintain and protect our technology. Therefore, we seek to safeguard our investments in technology and rely on a combination of United States and foreign patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology and to protect us against claims from others. Our general policy has been to seek to patent those patentable inventions that we expect to incorporate in our products or that we expect will be valuable otherwise. We have a program to file applications for and obtain patents, copyrights and trademarks in the United States and in selected foreign countries where we believe filing for such protection is appropriate.

        At December 31, 2010, we held 28 U.S. patents with expiration dates ranging from April 2016 through December 2028, and had 43 patent applications pending in the United States. In addition, at December 31, 2010, we held 38 foreign patents with expiration dates ranging from June 2019 through June 2026, and had 47 patent applications pending abroad. We also have a number of registered trademarks in the United States, including Sonus, NetScore, IMX, Mobiledge and Insignus, and have 5 pending trademark applications in the United States. In addition to the protections described above, we seek to safeguard our intellectual property by:

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

        We have incorporated third-party licensed technology into certain of our current products. From time to time, we may be required to license additional technology from third parties to develop new products or to enhance existing products. Based on experience and standard industry practice, we believe that licenses to use third-party technology generally can be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that necessary third-party licenses will be available or continue to be available to us on commercially reasonable terms. As a result, the inability to maintain, license or re-license any third-party licenses required in our current products, or to obtain any new third-party licenses to develop new products and enhance existing products could require us to obtain substitute technology of lower quality or performance standards or at greater cost. This could delay or prevent us from making these products or enhancements, any of which could seriously harm our business, financial condition and operating results.

        Please see generally the risks that are more fully discussed in "Item 1A. Risk Factors," with particular attention to the following risk factors: "Because our products are sophisticated and designed to be deployed in complex environments, they may have errors or defects that we find only after full deployment, which could seriously harm our business;" "If we are not able to obtain necessary licenses of third-party technology at acceptable prices, or at all, our products could become obsolete;" and "Man-made problems such as computer viruses or terrorism may disrupt our operations and harm our operating results."

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

        Please see generally the risks that are more fully discussed in "Item 1A. Risk Factors," with particular attention to the following risk factors: "We depend on a single contract manufacturer and any disruption in this relationship may cause us to fail to meet the demands of our customers and damage our customer relationships. Additionally, in the event we elect to change our manufacturer, qualifying a new contract manufacturer and commencing commercial scale production are expensive and time-consuming and could affect our business.;" "We and our contract manufacturer rely on a single or limited sources for supply of some components of our products and if we fail to adequately predict our manufacturing requirements or if our supply of any of these components is disrupted, we will be unable to ship our products.;" and "The hardware products that we purchase from our third-party vendors all have life cycles, and some of those products have reached their end-of life cycles. If we are unable to correctly estimate future requirements for these products, it could harm our operating results or business."

        At December 31, 2010, we had 26 employees responsible for supply chain management, worldwide procurement, order fulfillment, product quality and technical operations.

Backlog

        Generally we sell products and services pursuant to purchase orders issued under master agreements that govern the general commercial terms and conditions of the sale. These agreements typically do not obligate customers to purchase any minimum or guaranteed quantities, nor do they generally require up front cash deposits. At any given time, we have orders for products that have not yet been shipped and for services (including our customer support obligations) that have not yet been performed. We also have orders relating to products that have been delivered and services that have been performed but have not yet been accepted by the customer under the applicable purchase terms. We include both of these situations in our calculation of backlog. Our customers typically have the right to change or even cancel their orders with limited advance noticed, and without significant penalty. A backlogged order may not result in revenue in a particular period, and the actual revenue recognized in a quarter may not equal the amount of backlog we have ascribed to it. Because of these conditions, we do not believe that backlog should be viewed as a reliable indicator of our future performance.

Employees

        At December 31, 2010, we had a total of 968 employees, including 506 in research and development, 137 in sales and marketing, 194 in customer support and professional services, 26 in manufacturing, 49 in finance and 56 in information technology and administration. Our employees are not represented by any collective bargaining agreement. We believe our relations with our employees are good.

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

Additional Information

        We were incorporated in August 1997 as a Delaware corporation. Our principal executive offices are located at 4 Technology Park Drive, Westford, MA 01886. Our telephone number at our principal executive offices is 978-614-8100.

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

Item 1A.    Risk Factors

        The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward- looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the "safe harbor" created by those sections. In particular, statements contained in this Annual Report on Form 10-K that are not historical facts, including but not limited to statements concerning revenues, revenue recognition, cost of revenues, operating expenses, research and development expenses, sales and marketing expenses, general and administrative expenses, employee-related costs, our ability to attract and retain qualified personnel, valuations of investments, valuation of stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms. Forward-looking statements involve inherent risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading "Risk Factors" in evaluating our forward-looking statements. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and ourselves, and we do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

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

        Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. Generally, purchases by service providers of telecommunications equipment from manufacturers have been unpredictable and clustered, rather than steady, as the service providers build out their networks. The primary factors that may affect our revenues and operating results include the following:

  •
  consolidation within the telecommunications industry, including acquisitions of or by our customers;

  •
  general economic conditions, as well as those specific to the telecommunications, networking and related industries;

  •
  a general economic downturn that impacts the purchasing decisions of our significant customers or the timing and size of their orders, including work stoppages;

  •
  fluctuation in demand for our voice infrastructure products and the timing and size of customer orders;

  •
  fluctuations in foreign exchange rates;

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

  •
  new product introductions and enhancements by our competitors or by us, including new sales distribution channels;

  •
  our ability to develop, introduce and ship and successfully deliver new products and product enhancements that meet customer requirements in a timely manner;

  •
  our reliance on contract manufacturers for the production and shipment of our hardware products;

  •
  our ability to obtain sufficient supplies of sole or limited source components;

  •
  our ability to attain and maintain production volumes and quality levels for our products;

  •
  costs related to acquisitions; and

  •
  corporate restructurings.

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

  •
  addition or loss of any major customer;

  •
  consolidation and competition in the telecommunications industry;

  •
  changes in the financial condition or anticipated capital expenditure purchases of any existing or potential major customer;

  •
  economic conditions for the telecommunications, networking and related industries;

  •
  quarterly variations in our bookings, revenues and operating results;

  •
  changes in financial estimates by securities analysts;

  •
  speculation in the press or investment community;

  •
  announcements by us or our competitors of significant contracts, new products or acquisitions, distribution partnerships, joint ventures or capital commitments;

  •
  sales of common stock or other securities by us or by our stockholders in the future;

  •
  securities and other litigation;

  •
  announcement of a stock split, reverse stock split, stock dividend or similar event; and/or

  •
  emergence or adoption of new technologies or industry standards.

We have incurred net losses and may incur additional net losses.

        We have incurred net losses in fiscal 2010, fiscal 2009 and fiscal 2008. We may incur additional net losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

World-wide efforts to cut capital spending, general economic uncertainty and a weakened global economy could have a material adverse effect on us.

        We are unable to predict the duration and severity of the current economic conditions and disruption in financial markets or their effects on our business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns. Continuing market upheaval may have an adverse affect on us because we are dependent on customer behavior. Economic conditions worldwide and the recent financial downturn may continue to contribute to slowdowns in the communications and networking industries, as well as to specific segments and markets in which we operate, resulting in:

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

        Continuing turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, particularly the continuing tension in Southeast Asia, the Middle East and Africa may continue to put pressure on global economic conditions. Our operating results and our ability to expand into other international markets may also be affected by changing economic conditions particularly germane to that segment or to particular customer markets within that segment.

        Some of our current or prospective customers may cancel or delay spending on the development or roll-out of capital and technology projects with us due to the continuing economic uncertainty and, consequently, our results of operations may be adversely affected. In addition, the current negative worldwide economic conditions and market instability make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand, which could result in an inability to satisfy demand for our products and a loss of market share.

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

We are enhancing our sales strategy, which will include more significant engagements with distribution partners to sell our products. Disruptions to, or our failure to effectively develop and manage, our distribution channel and the processes and procedures that support it could adversely affect our ability to generate revenues from the sale of our products. If we do not have adequate personnel, experience and resources to manage the relationships with our distribution partners and to fulfill our responsibilities under such arrangements, such shortcomings could lead to the decrease of the sales of our products and our operating results could suffer.

        We are enhancing our sales strategy, which will include more significant engagement with distribution partners to sell our products. Our future success is highly dependent upon establishing and maintaining successful relationships with a variety of value-added reseller and distribution partners. A portion of our revenue is derived through distribution partners, many of which sell competitive products. The loss of or reduction in sales by these distribution partners could materially reduce our revenues. If we fail to maintain relationships with these distribution partners, fail to develop new relationships with distribution partners in new markets, fail to manage, train, or provide incentives to existing distribution partners effectively or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results could suffer. Moreover, if we do not have adequate personnel, experience and resources to manage the relationship with our distribution partners and to fulfill our responsibilities under such arrangements, any shortcomings could have a material adverse impact on our business, operating results and financial condition.

        In addition, we recognize a portion of our revenue based on a sell-through model using information provided by our distribution partners. If those distribution partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely affected. We may also experience financial failure of distribution partners, which would result in our inability to collect accounts receivable in full. The current global economic downturn raises the potential of our customers incurring financial difficulties (including bankruptcy), which would adversely impact our results of operations and financial position as a result of lower customer sales and write-offs of uncollectible accounts receivable.

As the telecommunications industry and the requirements of our current and potential customers evolve, we are redirecting certain of our resources to more readily respond to the changing environment. If our strategic plan is not aligned with the direction our customers take as they invest in the evolution of their networks, customers may not buy our products or use our services.

        Our strategic plan is designed to address the changing telecommunications industry's needs. This plan includes accelerating the shift in our investments from mature technologies that previously generated significant revenue for us toward certain next-generation technologies as well as working with more distribution partners to sell our products. Our choices of specific technologies to pursue, including all-IP-based solutions, and those to de-emphasize may prove to be inconsistent with our customers' investment spending.

We are dependent upon our voice infrastructure products, and our future revenues depend upon their commercial success.

        Our future growth depends upon the commercial success of our voice infrastructure products and our solutions that are all-IP. We intend to develop and introduce new products and enhancements to existing products in the future; however, we may not successfully complete the development or introduction of these products. Further, the systems and software required to manage all-IP-based voice calls will need to evolve to support all types of media session types, not just voice. If our target customers do not adopt, purchase and successfully deploy our current or planned products, our revenues will not grow.

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

If we fail to compete successfully against telecommunications equipment and networking companies, our ability to increase our revenues and sustain profitability will be impaired.

        Competition in the telecommunications market is intense. This market has historically been dominated by large incumbent telecommunications equipment companies, such as Alcatel-Lucent, NEC, Nokia Siemens, Huawei and Ericsson, all of which are our direct competitors. We also face competition from other telecommunications and networking companies, including Cisco Systems and Acme Packet, that design competing products. Other competitors may also merge, intensifying competition. Additional competitors with significant financial resources may enter our markets and further intensify competition.

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

  •
  deploy and scale easily and efficiently;

  •
  interoperate with existing network designs and other vendors' equipment;

  •
  provide effective network management;

  •
  are accompanied by comprehensive customer support and professional services;

  •
  provide a cost-effective and space efficient solution for service providers; and

  •
  meet price competition from low cost equipment providers.

        If we are unable to compete successfully against our current and future competitors, we could experience price reductions, order cancellations, loss of customers and revenues, and our operating results could be adversely affected.

If we do not anticipate and meet specific customer requirements or if our products do not interoperate with our customers' existing networks, we may not retain current customers or attract new customers.

        To achieve market acceptance for our products, we must effectively anticipate, and adapt in a timely manner to, customer requirements and offer products and services that meet changing customer demands. Prospective customers may require product features and capabilities that our current products do not have. The introduction of new or enhanced products also requires that we carefully manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. If we fail to develop products and offer services that satisfy customer requirements, if we develop products and offer services that are not widely adopted by the telecommunications industry, or if we fail to effectively manage the transition from older products, our ability to create or increase demand for our products would be seriously harmed and we may lose current and prospective customers.

        Many of our customers will require that our products be designed to interface with their existing networks, each of which may have different specifications. Issues caused by an unanticipated lack of interoperability may result in significant warranty, support and repair costs, divert the attention of our engineering personnel from our hardware and software development efforts and cause significant customer relations problems. If our products do not interoperate with those of our customers'

networks, installations could be delayed or orders for our products could be cancelled, which would seriously harm our gross margins and result in loss of revenues or customers. Additionally, our customers may decide to devote a significant portion of their budgets to evolving technology as they consider national or worldwide build-outs. Therefore, if the demand for our products is not strong and if our target customers do not adopt, purchase and successfully deploy our current or planned products, our revenues will not grow.

We expect that a majority of our revenue will be generated from a limited number of customers and we will not be successful if we do not grow our customer base.

        To date, we have shipped our products to a limited number of customers. In fiscal 2010, one customer, AT&T, contributed approximately 21% of our revenue. The same customer contributed approximately 29% of our revenue in fiscal 2008. We did not have any single customer that contributed 10% or more of our revenue in fiscal 2009. Factors that may affect our ability to grow our customer base include the following:

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

        The loss of any significant customer or any substantial reduction in purchase orders from these customers could materially and adversely affect our financial position and results of operations.

Our large customers have substantial negotiating leverage, and they may require that we agree to terms and conditions that may have an adverse effect on our business.

        Large telecommunications providers have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may, among other things, require us to develop additional features, require penalties for failure to deliver such features, require us to partner with a certain reseller before purchasing our products and/or seek discounted product or service pricing. As we sell more products to this class of customer, we may be required to agree to such terms and conditions, which may affect the timing of revenue recognition, amount of deferred revenues or product and service margins and may adversely affect our financial position in certain reporting periods.

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

        The current global economic downturn raises the potential of our customers incurring financial difficulties (including bankruptcy), which would adversely impact our results of operations and financial position as a result of lower customer sales and write-offs of uncollectible accounts receivable.

We may face risks associated with our international expansion that could impair our ability to grow our international revenues.

        International revenue approximated $80 million, or approximately 32% of revenue, in fiscal 2010, $69 million, or approximately 30% of revenue, in fiscal 2009 and $94 million, or approximately 30% of revenue, in fiscal 2008. We intend to continue to expand our sales in international markets. This expansion has and will continue to require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues. We have limited experience marketing, distributing and supporting our products internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including:

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

  •
  certification requirements and/or approval by a government authority;

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

        We operate in international and emerging markets. In many international markets, long-standing relationships between potential customers and their local suppliers and protective regulations, including local content requirements and approvals, create barriers to entry. In addition, pursuing international opportunities may require significant investments for an extended period before returns on those investments, if any, are realized, which may result in expenses growing at a faster rate than revenues. Furthermore, those opportunities could be adversely affected by, among other factors: reversals or delays in the opening of foreign markets to new competitors or the introduction of new technologies into those markets; government regulations delaying and/or prohibiting potential sales or increasing the cost of doing business in such markets; a challenging pricing environment in highly competitive new markets; exchange controls; restrictions on repatriation of cash; nationalization or regulation of local industry; economic, social and political risks; taxation; challenges in staffing and managing international opportunities; and acts of war or terrorism.

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

        We have a significant development center in Bangalore, India and, in recent years, have increased headcount and development activity at this facility. The employees at this facility consist principally of research and development personnel. There is no assurance that our reliance upon development resources in India will enable us to achieve meaningful cost reductions or greater resource efficiency. Further, our development efforts and other operations in India involve significant risks, including:

  •
  difficulty hiring and retaining appropriate engineering and management resources due to intense competition for such resources and resulting wage inflation;

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

        Our products are subject to U.S. export controls and may be exported outside the United States only with the required level of export license or through an export license exception because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or our customers' ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely have an adverse effect on our business, operating results and financial condition.

We may face risks related to litigation that could result in significant legal expenses and settlement or damage awards.

        In the past, we have been named as a defendant in securities class action and derivative lawsuits. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these lawsuits. While we currently expect that the matters pending in our current securities litigation have been or are close to being resolved, defending against existing and potential litigation may require significant attention and resources of management. Regardless of the outcome, such litigation will result in significant legal expenses. If our defenses in any of our pending litigation are ultimately unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could have a material adverse effect on our business, results of operations and financial position.

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

  •
  loss of, or delay in, revenues or increased expense;

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

  •
  network performance penalties.

The hardware products that we purchase from our third-party vendors have life cycles, and some of those products have reached the end of their life cycles. If we are unable to correctly estimate future requirements for these products, it could harm our operating results or business.

        Some of the hardware products that we purchase from our third-party vendors have reached the end of their life cycles. It may be difficult for us to maintain appropriate levels of the discontinued hardware to adequately ensure that we do not have a shortage or surplus of inventory of these products. If we do not correctly forecast the demand for such hardware, we could have excess inventory and may need to write off the costs related to such purchases. The write-off of surplus inventory could materially and adversely affect our operating results. However, if we underestimate our forecast and our customers place orders to purchase more products than are available, we may not have sufficient inventory to support their needs. If we are unable to provide our customers with enough of these products, it could make it difficult to retain certain customers, which could have a material and adverse affect on our business.

Man-made problems such as computer viruses or terrorism may disrupt our operations and harm our operating results.

        Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results and financial condition. Efforts to limit the ability of malicious third parties to disrupt the operations of the Internet or undermine our own security efforts may be met with resistance. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the United States and other countries and create further uncertainties or otherwise materially harm our business, operating results and financial condition. Likewise, events such as work stoppages or widespread blackouts could have similar negative impacts. The extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

Provisions of our stockholder rights plan, charter documents and Delaware law have anti-takeover effects that could prevent a change of control.

        We adopted a three-year limited duration stockholder rights plan, commonly referred to as a "poison pill," on June 26, 2008. The stockholder rights plan, which will expire on June 26, 2011, is designed to protect stockholders, to the extent possible, from a creeping acquisition and other tactics to gain control of us without offering all stockholders an adequate price and control premium. Under the stockholder rights plan, the acquisition of 15% or more of our outstanding common stock by any person or group (which includes for this purpose common stock referenced in derivative transactions or securities), unless approved by our Board of Directors, will trigger the right of our stockholders (other than the acquirer of 15% or more of our common stock) to acquire additional shares of our common stock (and in certain cases, the shares of the potential acquirer), having a market value of twice the exercise price of each right. A person or group who beneficially owned 15% or more of the outstanding shares of our common stock prior to the adoption of the stockholder rights plan did not cause the rights to become exercisable upon adoption of the stockholder rights plan. However, such person or group would cause the rights to become exercisable (subject to certain limited exceptions) if it becomes the beneficial owner of additional shares of our common stock or if its beneficial ownership decreases below 15% and subsequently increases to 15% or more. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our stockholder rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors regarding that acquisition.

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

        Campaigns by significant investors to effect changes at publicly traded companies have increased in recent years. In 2009, we entered into a letter agreement with our then-largest stockholder, pursuant to which we agreed to take certain actions related to our corporate governance. While we believe we have satisfied in full our obligations under such letter agreement, there can be no assurance that such stockholder and/or any other stockholder will not pursue actions to effect changes in our management and strategic direction, including through the solicitation of proxies from our stockholders. If a proxy contest were to be pursued by any stockholder, it could result in substantial expense to us, consume significant attention of our management and Board of Directors, and disrupt our business.

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

Changes in our business strategy related to product and maintenance offerings and pricing could affect revenue recognition.

        Our business strategy and competition within the industry could exert pricing pressure on our maintenance offerings. Changes in our product or maintenance offerings/packages and related pricing could affect the amount of revenue recognized in a reporting period.

Any changes to existing accounting pronouncements or taxation rules or practices may cause adverse fluctuations in our reported results of operations or affect how we conduct our business.

        A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements, taxation rules and varying interpretations of accounting pronouncements or taxation rules have occurred in the past and may occur in the future. The change to existing rules, future changes, if any, or the need for us to modify a current tax position may adversely affect our reported financial results or the way we conduct our business. For example, Accounting Standards Update 2009-13 will become effective for us in fiscal 2011. Although we do not expect the adoption of this standard to have a material impact on our financial statements, actual results may differ. In addition, the International Accounting Standards Board and Financial Accounting Standards Board joint project on a new revenue recognition standard is expected to be finalized in 2011 and could be effective for companies as early as 2014. We have not yet assessed the impact of adopting this potential new standard.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

        Under generally accepted accounting principles, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, significant change in circumstances relative to a large customer, significant decline in our stock price for a sustained period and decline in our market capitalization to below net book value. In connection with the preparation of our financial statements for the second and fourth quarters of fiscal 2008, we identified several impairment indicators related to the intangible assets and goodwill allocated to Zynetix Ltd. and the intangible assets allocated to Atreus Systems, Inc. and performed assessments of the carrying value of these assets. As a result of these assessments, we recorded impairment charges aggregating $6.3 million for the year ended December 31, 2008, of which $3.6 million was included as a component of Loss from discontinued operations in our consolidated statement of operations. We may be required to record a significant charge to earnings in our financial statements in future periods if any additional impairment of our intangible assets or goodwill is determined, negatively impacting our results of operations.

If we fail to hire and retain needed personnel, the implementation of our business plan could slow or our future growth could halt.

        Our business depends upon highly skilled technical, managerial, engineering, sales, marketing and customer support personnel. Competition for these personnel is intense, especially as the economy continues to recover. Any failure to hire, assimilate in a timely manner and retain needed qualified personnel, particularly engineering and sales personnel, could impair our growth and make it difficult to meet key objectives, such as timely and effective product introductions.

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

        We had four executive departures in fiscal 2010, including the departure of our Chief Operating Officer on December 30, 2010, our then-current President and Chief Executive Officer on October 12, 2010, our Vice President of Sales on September 30, 2010 and our then-current Chief Financial Officer on February 8, 2010. While we have since recruited executive officers to fill the positions of President and Chief Executive Officer, Chief Financial Officer and Chief Technology Officer, there is always a risk of uncertainty and instability relating to our ability to find highly qualified successors for certain executive positions and to transition the duties and responsibilities of any departing key executive in an orderly manner.

We have a limited number of shares available to issue to our employees, which could impact our ability to attract, retain and motivate key personnel.

        We historically have used stock options as a significant component of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. In 2007, our stockholders approved a stock incentive plan, which includes a limited amount of shares to be granted under such plan. It is not certain that our stockholders will approve an increase in the number of shares that we are authorized to issue under the stock incentive plan. The limited number of shares available for use as equity incentives to employees may make it more difficult for us to attract, retain and motivate key personnel.

Restructuring activities could adversely affect our ability to execute our business strategy.

        During fiscal 2008, 2009 and 2010 we had a number of restructuring activities. These restructurings and any future restructurings, should it become necessary for us to continue to restructure our business due to worldwide market conditions or other factors that reduce the demand for our products and services, could adversely affect our ability to execute our business strategy in a number of ways, including:

  •
  loss of key employees;

  •
  diversion of management's attention from normal daily operations of the business;

  •
  diminished ability to respond to customer requirements related to both products and services;

  •
  disruption of our engineering and manufacturing processes, which could adversely affect our ability to introduce new products and to deliver products both on a timely basis and in accordance with the highest quality standards; and/or

  •
  reduced ability to execute effectively internal administrative processes, including the implementation of key information technology programs.

If we are subject to employment claims, we could incur substantial costs in defending ourselves.

        We may be subject to employment claims in connection with employee terminations. In addition, companies in our industry whose employees accept positions with competitors may claim that their competitors have engaged in unfair hiring practices. These claims may result in material litigation. We could incur substantial costs defending ourselves or our employees against those claims, regardless of their merits. In addition, defending ourselves from those types of claims could divert our management's attention from our operations. The cost of employment claims may also increase as a result of our increasing international expansion. If we are found liable in connection with any employment claim, we may incur significant costs that could adversely impact our financial position and results of operations.

We depend upon a single contract manufacturer and any disruption in this relationship may cause us to fail to meet the demands of our customers and damage our customer relationships. Additionally, in the event we elect to change our manufacturer, qualifying a new contract manufacturer and commencing commercial scale production are expensive and time-consuming activities and could affect our business.

        We rely on a contract manufacturer to manufacture our products according to our specifications and to fulfill orders on a timely basis. Reliance on a third-party manufacturer involves a number of risks, including a lack of control over the manufacturing process and the potential absence or unavailability of adequate capacity. Our contract manufacturer provides comprehensive manufacturing services, including assembly and certain tests of our products and procurement of materials. Our contract manufacturer also builds products for other companies and may not always have sufficient quantities of inventory available to fulfill our orders or may not allocate their internal resources to fulfill these orders on a timely basis. We neither have a long-term supply contract with our manufacturer nor internal manufacturing capabilities to meet our customers' demands. Moreover, our manufacturer is not required to manufacture products for any specified period. In the event we elect to change our manufacturer, qualifying a new contract manufacturer and commencing commercial scale production are expensive and time-consuming activities and could result in a significant interruption in the supply of our products. If a change in contract manufacturers results in delays in our fulfillment of customer orders or if a contract manufacturer fails to make timely delivery of orders, we may lose revenues and suffer damage to our customer relationships.

We and our contract manufacturer rely on single or limited sources for supply of some components of our products and if we fail to adequately predict our manufacturing requirements or if our supply of any of these components is disrupted, we will be unable to ship our products.

        We and our contract manufacturer currently purchase several key components of our products, including commercial digital signal processors, from single or limited sources. We purchase these components on a purchase order basis. If we overestimate our component and finished goods requirements, we could have excess inventory, which would increase our costs. If we underestimate our requirements, we may not have an adequate supply, which could interrupt manufacturing of our products and result in delays in shipments and revenues. Moreover, we cannot be certain or provide any assurance that our contract manufacturer will accept any or all of the purchase orders and agree to supply any or all of the quantities requested. Additionally, if our contract manufacturer underestimates our requirements, they may not have an adequate supply, which could interrupt manufacturing of our products and result in delays in shipments. If any of our sole or limited source suppliers experience capacity constraints, work stoppages or other reductions or disruptions in output, they may not be able to meet, or may choose not to meet, our delivery schedules. In light of the continuing downturn in the global economic conditions, there is also a risk that our distributors could experience interruptions in production or operations or alter our current arrangements. If our supply of any key components is disrupted, we may be unable to deliver our products to our customers on a timely basis, which could result in lost or delayed revenue, injury to our reputation, increased manufacturing costs and exposure to claims by our customers. Even if alternate suppliers are available, we may have difficulty identifying them in a timely manner, incur significant additional expense in changing suppliers, and experience difficulties or delays in the manufacturing of our products. Any failure to meet our customers' delivery requirements could harm our reputation and may have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

        Our solutions include the integration of products supplied by strategic partners, who offer complementary products and services. We rely on these strategic partners in the timely and successful deployment of our solutions to our customers. If the products provided by these partners have defects or do not operate as expected, if the services provided by these partners are not completed in a timely manner, or if we do not effectively integrate and support products supplied by these strategic partners, then we may have difficulty with the deployment of our solutions that may result in:

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

  •
  incur significant amortization expenses related to intangible assets; and/or

  •
  incur large and immediate write-offs for in-process research and development and stock-based compensation.

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

        The telecommunications industry has experienced consolidation and we expect this trend to continue. Consolidation among our customers may cause delays or reductions in capital expenditure plans and/or increased competitive pricing pressures as the number of available customers declines and their relative purchasing power increases in relation to suppliers. Any of these factors could adversely affect our business.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters is located in a leased facility in Westford, Massachusetts, consisting of 97,500 square feet under a lease that expires in August 2018. In addition to our corporate headquarters, we maintained, as of December 31, 2010, the following active facilities:

Location	Principal use	Square footage (approximate)		Lease expiration
Bangalore, India	Engineering/development	164,000	*	April 2012
Freehold, New Jersey	Engineering/development	28,500		February 2016
Richardson, Texas	Customer support	18,700		January 2015
Swindon, United Kingdom	Engineering/development	10,100		June 2011
Tokyo, Japan	Sales and customer support	7,200		September 2011
Staines, United Kingdom	Sales and customer support	4,300		November 2012
Darmstadt, Germany	Sales and customer support	1,000		October 2012

*
These facilities are being consolidated into a single location. As a result, the Company will occupy approximately 70,000 square feet in India in fiscal 2011.

        As of December 31, 2010, we also leased short-term office space in Colorado, China, Czech Republic, France, Mexico and the United Arab Emirates. We believe our existing facilities are adequate for our current needs and that suitable additional space will be available as needed.

Item 3.    Legal Proceedings

2001 IPO Litigation

        In November 2001, a purchaser of the Company's common stock filed a complaint in the United States District Court for the Southern District of New York (the "District Court") against the Company, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with the Company's initial public offering ("IPO") and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased the Company's common stock between the date of the IPO on May 24, 2000 and December 6, 2000. The amended complaint, filed in April 2002, alleges that the Company's registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between the underwriters and certain purchasers to make additional purchases in the after market. The claims against the Company are asserted under Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly-traded companies and their IPO underwriters which, along with the actions against the Company, have been transferred to a single federal judge for purposes of coordinated case management.

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

        In October 2004, the District Court certified the class in a case against certain defendants. On August 31, 2005, the District Court approved the terms of the proposed settlement.

        On December 5, 2006, the United States Court of Appeals for the Second Circuit (the "Second Circuit") reversed the District Court's October 2004 order certifying a class. On October 5, 2009, the District Court issued an opinion granting the plaintiffs' motion for final approval of a new settlement, approval of the plan of distribution of the settlement fund and certification of the settlement classes. An Order and Final Judgment was entered on January 14, 2010.

        On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the Second Circuit withdrawing their appeals with prejudice, and one of the remaining objectors filed a brief in support of his appeal. On December 8, 2010, plaintiffs moved to dismiss with prejudice the appeal filed by one of the two appellants based on alleged violations of the Second Circuit's rules, including failure to serve, falsifying proofs of service, and failure to include citations to the record. The motion was fully briefed as of December 30, 2010, but the Second Circuit has not yet ruled on the motion. The filing of plaintiffs' motion tolled the deadline for appellees to file answering briefs on both appeals. If the District Court's order is upheld on appeal, the Company would have no material liability in connection with this litigation, and this litigation would be resolved.

        On October 5, 2007, Vanessa Simmonds, a purported shareholder, filed a complaint in the United States District Court for the Western District of Washington (the "Western District Court") for recovery of short-swing profits under Section 16(b) of the Exchange Act against the underwriters of the IPO in 2000. On February 28, 2008, the plaintiff filed an amended complaint asserting substantially similar claims as set forth in the initial complaint. The amended complaint seeks recovery against the underwriters for profits they received from the sale of the Company's common stock in connection with the IPO. The Company was named as a nominal defendant but has no liability for the asserted claims. No Sonus officers or directors were named in the amended complaint. On March 12, 2009, the Western District Court entered its judgment in the case and granted the moving issuers' motion to dismiss, finding plaintiff's demand letters were insufficient to put the issuers on notice of the claims asserted against them. The Western District Court also granted the underwriters' motion to dismiss as to the claims arising from the non-moving issuers' IPOs, finding plaintiff's claims were time-barred under the applicable statute of limitations.

        Following an appeal to the United States Court of Appeals for the Ninth Circuit (the "Ninth Circuit"), on December 2, 2010, the Ninth Circuit affirmed the Western District Court's decision to dismiss the moving issuers' cases (including the Company's) on the grounds that plaintiff's demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the Western District Court's decision on the underwriters' motion to dismiss as to the claims arising from the non-moving issuers' IPOs, finding plaintiff's claims were not time-barred under the applicable statute of limitations. In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the Western District Court the same challenges to plaintiff's demand letters that moving issuers had filed.

        On January 18, 2011, the Ninth Circuit denied all petitions for rehearing and petitions for rehearing en banc. On January 25, 2011, the Ninth Circuit granted the underwriters' motion to stay the issuance of the mandate and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. On January 26, 2011, the Ninth Circuit granted the appellant's motion to stay the issuance of the mandate and ruled that the mandate in all cases (including the Company's and other moving issuers) is stayed for ninety days pending the appellant's filing of a petition for writ of certiorari in the United States Supreme Court. The Company currently believes that the outcome of this litigation will not have a material adverse impact on its financial position or results of operations.

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

	High	Low
Fiscal 2010
First quarter	$2.83	$1.75
Second quarter	$2.97	$2.21
Third quarter	$3.70	$2.59
Fourth quarter	$3.75	$2.50
Fiscal 2009
First quarter	$2.01	$1.09
Second quarter	$2.45	$1.51
Third quarter	$2.35	$1.43
Fourth quarter	$2.29	$1.82

        The Company held its Annual Meeting of Stockholders on June 16, 2010, at which the stockholders approved the proposal to grant to the Board of Directors of the Company discretionary authority to amend and restate the Company's Fourth Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Company's common stock at ratio of not less than 1-for-3 and not more than 1-for-6. As of the date of this filing, the Board of Directors of the Company has not yet determined to implement a reverse stock split of the Company's common stock.

Holders

        At February 22, 2010, there were approximately 570 holders of record of our common stock.

Dividend Policy

        We have never declared or paid cash dividends and have no present intention to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We have not announced any current plans or programs to repurchase shares of our common stock. However, upon vesting of restricted stock awards, our employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. The following table summarizes repurchases of our common stock during the fourth quarter of fiscal 2010, which represent shares returned to satisfy tax withholding obligations:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2010 to October 31, 2010	400,760	$3.65	—	—
November 1, 2010 to November 30, 2010	4,856	$2.84	—	—
December 1, 2010 to December 31, 2010	124,615	$2.69	—	—

Total	530,231	$3.42	—	—

Performance Graph

        The following performance graph compares the cumulative total return to stockholders for our common stock for the period from December 31, 2005 through December 31, 2010 with the cumulative total return over the same period on the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The comparison assumes an investment of $100 on December 31, 2005 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends, if any. The performance shown is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Sonus Networks, Inc., the NASDAQ Composite Index
and the NASDAQ Telecommunications Index

    *$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
    Fiscal year ending December 31.

	December 31,
	2005	2006	2007	2008	2009	2010
Sonus Networks, Inc.	$100.00	$177.15	$156.72	$42.47	$56.72	$71.77
NASDAQ Composite	$100.00	$111.74	$124.67	$73.77	$107.12	$125.93
NASDAQ Telecommunications	$100.00	$131.50	$146.22	$85.43	$118.25	$129.78

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
Consolidated Statement of Operations Data (In thousands, except per share amounts)
	2010	2009	2008(1)	2007
					2006(2)
Revenue:
Product	$146,583	$136,276	$203,387	$225,644	$203,592
Service	102,724	91,220	109,758	93,771	75,891

Total revenue	249,307	227,496	313,145	319,415	279,483

Cost of revenue:
Product	48,163	38,893	74,274	90,976	70,823
Service	47,992	44,467	56,020	37,513	29,609

Total cost of revenue	96,155	83,360	130,294	128,489	100,432

Gross profit	153,152	144,136	182,851	190,926	179,051

Operating expenses:
Research and development	62,786	59,864	73,098	78,898	55,446
Sales and marketing	51,033	48,929	74,364	81,602	65,748
General and administrative	49,391	43,217	62,045	56,652	35,366
Litigation settlement, net of insurance recovery	—	—	19,100	24,672	—
Impairment of intangible assets	—	—	2,727	—	—
Restructuring expense	1,501	3,510	702	—	—

Total operating expenses	164,711	155,520	232,036	241,824	156,560

Income (loss) from operations	(11,559)	(11,384)	(49,185)	(50,898)	22,491
Interest and other income (expense), net	1,561	3,993	12,710	19,297	15,405

Income (loss) from continuing operations before income taxes	(9,998)	(7,391)	(36,475)	(31,601)	37,896
Income tax benefit (provision)	(693)	2,459	(79,675)	8,474	64,958

Income (loss) from continuing operations	(10,691)	(4,932)	(116,150)	(23,127)	102,854
Loss from discontinued operations	—	—	(4,491)	(1,086)	—
Loss on sale of discontinued operations	—	—	(741)	—	—

Net income (loss)	$(10,691)	$(4,932)	$(121,382)	$(24,213)	$102,854

Earnings (loss) per share:
Basic:
Continuing operations	$(0.04)	$(0.02)	$(0.43)	$(0.09)	$0.41
Discontinued operations	—	—	(0.02)	—	—

	$(0.04)	$(0.02)	$(0.45)	$(0.09)	$0.41

Diluted:
Continuing operations	$(0.04)	$(0.02)	$(0.43)	$(0.09)	$0.40
Discontinued operations	—	—	(0.02)	—	—

	$(0.04)	$(0.02)	$(0.45)	$(0.09)	$0.40

Shares used to compute earnings (loss) per share:
Basic	275,470	273,730	271,477	262,924	253,771
Diluted	275,470	273,730	271,477	262,924	258,338

	December 31,
Consolidated Balance Sheet Data (In thousands)
	2010	2009	2008	2007	2006
Cash and cash equivalents	$62,501	$125,323	$122,207	$118,933	$44,206
Short-term marketable securities	$258,831	$239,223	$180,786	$207,088	$256,485
Long-term investments	$87,087	$49,598	$84,965	$66,568	$60,189
Working capital	$323,477	$352,409	$327,088	$365,204	$312,197
Total assets	$555,954	$540,737	$535,585	$694,168	$589,604
Long-term deferred revenue, net of current portion	$42,811	$25,242	$37,991	$16,462	$33,787
Long-term liabilities, net of current portion	$4,138	$1,127	$1,865	$2,061	$1,467
Total stockholders' equity	$418,956	$414,238	$406,435	$493,704	$432,533

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements and other financial information appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward- looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, or the Exchange Act, and are subject to the "safe harbor" created by those sections. In particular, statements contained in this Annual Report on Form 10-K that are not historical facts, including but not limited to statements concerning revenues, revenue recognition, cost of revenues, operating expenses, research and development expenses, sales and marketing expenses, general and administrative expenses, employee-related costs, our ability to attract and retain qualified personnel, valuations of investments, valuation of stock-based awards, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms. Forward-looking statements involve inherent risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. We urge you to consider the risks and uncertainties discussed in greater detail under the heading "Risk Factors" in evaluating our forward-looking statements. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our industry and ourselves, and we do not undertake an obligation to update our forward-looking statements to reflect future events or circumstances.

Overview

        We are a leading provider of voice and data infrastructure solutions, including softswitch and session border control products for service providers and large enterprises. Our infrastructure solutions allow efficient and reliable delivery of voice and multimedia sessions over IP networks while allowing our customers to manage the flows of such sessions in their networks using business policies.

        We sell our products principally through a direct sales force in the United States, Europe, the Middle East, Japan and Asia-Pacific. We continue to expand our presence into new geographies and markets through our relationships with regional channel partners.

        Our target customers comprise both traditional and emerging communications service providers, including long-distance carriers, local exchange carriers, Internet service providers, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers, as well as enterprise customers. We also collaborate with our customers to identify and develop new advanced services and applications that they may offer to their customers.

        On May 17, 2010, we announced the general availability of our NBS5200 Network Border Switch (the "NBS5200") as the first product on our next-generation ConnexIP platform. The NBS5200 complements our NBS9000 Network Border Switch as part of our Session Border Control ("SBC") solutions portfolio and provides SBC functionality, including media interworking, advanced routing and policy engine, and multi-access security gateway functionality. The ConnexIP platform is a platform for connecting, managing and securing IP session-based communications and represents a key element in our strategy to bring industry-leading performance and carrier grade reliability to the session management market, and represents a new foundation for the next generation of our IP-based products.

        We continue to focus on the key elements of our strategy, designed to capitalize on our technology and market lead, and build a premier franchise in packet-based voice infrastructure solutions. We are currently focusing our major efforts on the following aspects of our business:

  •
  leveraging our technology leadership to attract and retain key service providers;

  •
  embracing the principles outlined by 3GPP and delivering the industry's most advanced IMS-ready suite;

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

  •
  actively contributing to the standards definition and adoption process; and

  •
  pursuing strategic transactions and alliances.

        On August 24, 2010, we announced a restructuring initiative to close our offices in Ottawa, Canada and in Darmstadt, Germany, to relocate our Freehold, New Jersey facility to a smaller, more cost-effective space in the same area, and to reduce our workforce by 12 people, or approximately 1% of employees worldwide (the "2010" restructuring initiative"). We recorded $1.1 million of restructuring expense in the three months ended September 30, 2010, representing severance and related expenses for the headcount reduction component of the restructuring initiative. We recorded $0.4 million in the three months ended December 31, 2010 primarily related to the office closing in Ottawa, Canada. During the fourth quarter of fiscal 2010, as a result of changing business circumstances in those geographic areas, including the availability of suitable replacement facilities and certain customer relationships, we elected not to close our office in Darmstadt, Germany, or to relocate our Freehold, New Jersey facility. As a result, we do not expect to record restructuring expense related to either of these facilities. The payments related to the 2010 restructuring initiative were completed in fiscal 2010.

        On May 20, 2010, we announced that Richard N. Nottenburg ("Dr. Nottenburg") planned to step down as President and Chief Executive Officer and a director of the Company by the end of March 2011. On October 8, 2010, Raymond P. Dolan ("Mr. Dolan") accepted an offer of employment as our President and Chief Executive Officer, effective October 12, 2010, succeeding Dr. Nottenburg. The costs related to Dr. Nottenburg's departure are included as a component of our General and administrative expenses in the year ended December 31, 2010.

        On December 30, 2010, we announced that Gurudutt Pai ("Mr. Pai") was stepping down as Executive Vice President and Chief Operating Officer of the Company, effective immediately. The costs related to Mr. Pai's departure are included as a component of our General and administrative expenses in the year ended December 31, 2010.

        We reported losses from operations of $11.6 million for fiscal 2010, $11.4 million for fiscal 2009 and $49.2 million for fiscal 2008.

        We reported net losses of $10.7 million in fiscal 2010, $4.9 million in fiscal 2009 and $121.4 million in fiscal 2008. Our loss from continuing operations for fiscal 2008 was $116.2 million, and included $88.4 million of income tax expense related to a valuation allowance recorded on all of our net deferred tax assets in the United States.

        Our revenue was $249.3 million in fiscal 2010, $227.5 million in fiscal 2009 and $313.1 million in fiscal 2008. Our gross profit was $153.2 million in fiscal 2010, $144.1 million in fiscal 2009 and $182.9 million in fiscal 2008. Our gross profit as a percentage of revenue ("total gross margin") was 61.4% in fiscal 2010, 63.4% in fiscal 2009 and 58.4% in fiscal 2008.

        Our operating expenses were $164.7 million in fiscal 2010, compared to $155.5 million in fiscal 2009 and $232.0 million in fiscal 2008. Our fiscal 2010 operating expenses included $7.9 million of incremental costs in the aggregate related to the departures of Dr. Nottenburg and Mr. Pai, as well as $1.5 million of restructuring expense. Our fiscal 2009 operating expenses included $3.5 million of restructuring expense. Our fiscal 2008 operating expenses included $19.1 million of expense for litigation settlements, net of insurance recovery, in fiscal 2008 for litigation against certain of our customers alleging patent infringement of U.S. Patent No. 6,243,373 entitled "Method and Apparatus for Implementing a Computer Network Internet Telephone System" (the "C2 Patent Litigation") and a Consolidated Amended Complaint alleging that we made false and misleading statements about our products and business (the "2002 Securities Litigation"), $2.7 million of impairment charges for purchased intangible assets and $0.7 million of restructuring expense.

        We recorded stock-based compensation expense of $15.3 million in fiscal 2010, $12.8 million in fiscal 2009 and $25.1 million in fiscal 2008.

        Lower portfolio yield on our investments, coupled with slightly lower amounts invested in cash equivalents and marketable securities resulted in lower interest income, which was also a factor in our current year net loss. Interest income was $1.7 million in fiscal 2010, compared to $4.1 million in fiscal 2009 and $12.6 million in fiscal 2008.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management's estimates and projections, there could be a material effect on our financial statements. The significant accounting policies that we believe are the most critical include the following:

  •
  Revenue recognition;

  •
  Inventory valuation;

  •
  Loss contingencies and reserves;

  •
  Stock-based compensation;

  •
  Goodwill and intangible assets; and

  •
  Accounting for income taxes.

        Revenue Recognition.    We recognize revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility of the related receivable is probable under customary payment terms. When we have future obligations, including a requirement to deliver additional elements which are essential to the functionality of the delivered elements or for which vendor specific objective evidence of fair value ("VSOE") does not exist or when customer acceptance is required, we defer revenue recognition and related costs until those obligations are satisfied. If the only undelivered element is maintenance, then revenue is recognized ratably over the contractual maintenance term.

        Many of our sales involve multiple-element arrangements. When a sale includes multiple elements, such as products, maintenance and/or professional services, we recognize revenue using the residual method, as we have not established VSOE for our products. Revenue associated with elements for which VSOE has been established is recorded based on the VSOE value; revenue associated with any undelivered elements that are considered not essential to the functionality of the product and for which VSOE has been established is deferred based on the VSOE value, and any remaining arrangement fee is then allocated to, and recognized as, product revenue. We have established VSOE for maintenance arrangements and some professional services. VSOE for maintenance and professional services is either determined by the price charged when the same element is sold separately or established by management having the relevant pricing authority. The Company's Pricing Committee has the relevant authority for establishing pricing for products and services. If we cannot establish VSOE for any undelivered element, including specified features and upgrades, we defer revenue on the entire arrangement until VSOE for all undelivered elements is known or all elements are delivered and all other revenue recognition criteria are met.

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

        Beginning in the fourth quarter of fiscal 2008, we concluded that we no longer had sufficient evidence of VSOE on maintenance services for one of our largest customers. Therefore, all revenue related to multiple element arrangements for this customer entered into beginning in the fourth quarter of fiscal 2008 was recognized ratably over the maintenance period. Revenue recognition on multiple element arrangements with this customer began when the only undelivered element of the arrangement was maintenance. Beginning in the fourth quarter of fiscal 2008, for orders from this customer that contain bundled product and maintenance, the Company has allocated a fixed percentage (which represents the maintenance renewal rate for its largest customers for which the Company has VSOE) of the arrangement fee to service revenue with the residual amount classified as product revenue. The Company has applied this methodology on a consistent basis.

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

        In October 2009, the Financial Accounting Standards Board ("FASB") issued an update to Certain Arrangements that Include Software Elements, which will require us to account for many of our multiple-element arrangements as non-software transactions and could impact the timing of revenue recognized in a reporting period. In October 2009, the FASB also issued an update to the accounting guidance used to determine the unit of accounting for multiple-element arrangements. These updates are more fully described in the "Recent Accounting Pronouncements" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations. These updates are effective for us beginning January 1, 2011. We currently do not believe that the implementation of these updates will have a material effect on our consolidated financial position or results of operations.

        Inventory Valuation.    We review inventory for both potential obsolescence and potential loss of value periodically. In this review, we make assumptions about the future demand for and market value of the inventory and based on these assumptions, estimate the amount of any excess, obsolete or slow-moving inventory.

        We write down our inventories if they are considered to be obsolete or at levels in excess of forecasted demand. In these cases, inventory is written down to estimated realizable value based on historical usage and expected demand. Inherent in our estimates of market value in determining inventory valuation are estimates related to economic trends, future demand for our products and technical obsolescence of our products. If future demand or market conditions are less favorable than our projections, additional inventory write-downs could be required and would be reflected in the cost of revenue in the period the revision is made. To date, we have not been required to revise any of our assumptions or estimates used in determining our inventory valuations.

        We write down our evaluation equipment at the time of shipment to our customers, as it is not probable that the inventory value will be realizable.

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

        The amount of stock-based compensation expense recorded in any period for unvested awards requires estimates of the amount of stock-based awards that are expected to be forfeited prior to vesting, as well as assumptions regarding the probability that performance awards will be earned. Assuming it was probable that the performance conditions for all outstanding performance-based stock awards would be satisfied, we would have recognized approximately $500,000 of additional stock-based compensation expense in fiscal 2009. During fiscal 2010, we believed that it was probable that the performance conditions for all outstanding performance-based awards would be satisfied and accordingly, we recognized stock-based compensation expense related to such awards in fiscal 2010.

        Goodwill and Intangible Assets.    Goodwill is not amortized, but instead is tested for impairment at least annually, or if indicators of potential impairment exist. Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by comparing the carrying amount of the asset to future net undiscounted pretax cash flows expected to be generated by the asset. If these comparisons indicate that an asset is not recoverable, we will recognize an impairment loss for the amount by which the carrying value of the asset exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. Considerable judgment is required to estimate discounted future operating cash flows. Judgment is also required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible or other long-lived assets. Factors that could indicate an impairment may exist include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, a significant change in circumstances relative to a large customer, a significant decline in our stock price for a sustained period and a decline in our market capitalization to below net book value. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in the models and valuation reports. To the extent these future projections and estimates change, the estimated amounts of impairment could differ from current estimates. Our annual testing for impairment of goodwill is completed as of November 30 of each year. Our testing for fiscal 2010 and fiscal 2009 indicated that no impairment of goodwill existed. At November 30, 2010, the fair value of our reporting unit was well above the carrying value of our reporting unit.

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

        At December 31, 2010, we had valuation allowances of approximately $103 million to offset deferred tax assets of approximately $105 million. In the event we determine it is more likely than not we will be able to use a deferred tax asset in the future in excess of its net carrying value, the valuation allowance will be reduced, thereby increasing net earnings and increasing equity in the period such determination is made. We have approximately $7 million of deferred tax assets related to compensation expenses for financial reporting purposes that are not deductible for tax purposes until options are exercised or shares vest. As employees will not exercise the underlying options unless the current market price exceeds the option exercise price and our tax deduction for restricted shares is determined as the shares vest, the ultimate realization of this benefit is directly associated with the price of our common stock. At December 31, 2010, the Company's stock price of $2.67 was well below the weighted average exercise price of our common stock options of $4.40. We have recorded net deferred tax assets in some of our international subsidiaries. These amounts could change in future periods based upon our operating results and changes in tax law.

        We provide for income taxes during interim periods based on the estimated effective tax rate for the full fiscal year. We record a cumulative adjustment to the tax provision in an interim period in which a change in the estimated annual effective tax rate is determined.

        We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as we plan to permanently reinvest these amounts and have the ability to do so.

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

Results of Operations

  Years Ended December 31, 2010 and 2009

        Revenue.    Revenue for the years ended December 31, 2010 and 2009 was as follows (in thousands, except percentages):

	Year ended December 31,		Increase from prior year
	2010	2009	$	%
Product	$146,583	$136,276	$10,307	7.6%
Service	102,724	91,220	11,504	12.6%

Total revenue	$249,307	$227,496	$21,811	9.6%

        Product revenue is comprised of sales of our voice infrastructure products, including our GSX9000 and GSX4000 Open Services Switches, Network Border Switch (including our new NBS5200), PSX Policy & Routing Server, SGX Signaling Gateway, ASX Call Feature Server, IMX Service Delivery Platform, Sonus Insight Management System, ASX Access Gateway Control Function, the Insight xAuthority Provisioning System and related product offerings. The increase in product revenue in fiscal 2010 compared to fiscal 2009 resulted from approximately $25 million of additional product revenue from AT&T, partially offset by approximately $15 million of lower product revenue from other customers. Revenue from our trunking and access products increased $9.8 million in fiscal 2010 compared to fiscal 2009. Revenue from our peering (NBS) products increased $0.5 million in fiscal 2010 compared to fiscal 2009. In fiscal 2010, we recognized $26.0 million of product revenue in the aggregate from 20 new customers. We recognized $16.9 million of product revenue in the aggregate from 7 new customers in fiscal 2009. We expect that our product revenue in fiscal 2011 will increase from 2010 levels.

        For orders received after October 1, 2008 from AT&T, we concluded that we no longer had sufficient evidence of VSOE on maintenance services. As a result, all revenue related to multiple element arrangements for this customer entered into beginning in the fourth quarter of fiscal 2008 was recognized ratably over the arrangement's maintenance period, which ended December 31, 2010, provided all other revenue recognition criteria were met. Revenue recognition on multiple arrangements with AT&T began when the only undelivered element of the arrangement was maintenance. We recognized approximately $32 million of such product revenue in fiscal 2010 and approximately $7 million of such product revenue in fiscal 2009 from AT&T. We recognized approximately $15 million of such maintenance revenue in fiscal 2010 and approximately $9 million of such maintenance revenue in fiscal 2009 from AT&T. The increase in ratably recognized revenue from AT&T in fiscal 2010 compared to fiscal 2009 was due to fiscal 2010 orders being recognized as revenue over a shorter period than orders placed in fiscal 2009. In December 2010, we entered into a new maintenance agreement with AT&T, which covers the period from January 1, 2011 through April 30, 2013.

        Service revenue is primarily comprised of hardware and software maintenance and support, network design, installation and other professional services. The increase in service revenue in fiscal 2010 compared to fiscal 2009 is attributable to $9.2 million of higher maintenance revenue and $2.3 million of higher professional services revenue. We recognized $3.1 million of maintenance revenue in the aggregate from 19 new customers in fiscal 2010 and $0.9 million of maintenance revenue in the aggregate from 8 new customers in fiscal 2009. We recognized $7.4 million of professional services revenue in the aggregate from 24 new customers in fiscal 2010 and $4.3 million of professional services revenue in the aggregate from 10 new customers in fiscal 2009.

        In fiscal 2010, we had one customer, AT&T, that contributed 10% or more of our revenue. In fiscal 2009, we had no customers that contributed 10% or more of our revenue.

        International revenue was approximately 32% of revenue in fiscal 2010 and approximately 30% of revenue in fiscal 2009. Due to the uneven ordering patterns of customers and the timing of project completions, we expect that the domestic and international components as a percentage of our revenue will fluctuate from quarter to quarter and year to year.

        Our deferred product revenue was $39.8 million at December 31, 2010 and $47.7 million at December 31, 2009. Our deferred service revenue was $45.8 million at December 31, 2010 and $52.3 million at December 31, 2009. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

        Cost of Revenue/Gross Profit.    Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs and provision for inventory obsolescence. Cost of revenue and gross profit as a percentage of revenue ("gross margin") for the years ended December 31, 2010 and 2009 were as follows (in thousands, except percentages):

	Year ended December 31,		Increase from prior year
	2010	2009	$	%
Cost of revenue
Product	$48,163	$38,893	$9,270	23.8%
Service	47,992	44,467	3,525	7.9%

Total cost of revenue	$96,155	$83,360	$12,795	15.3%

Gross margin
Product	67.1%	71.5%
Service	53.3%	51.3%
Total gross margin	61.4%	63.4%

        The decrease in product gross margin in fiscal 2010 compared to fiscal 2009 is primarily due to changes in product and customer mix, including the completion in fiscal 2009 of a multi-year project for which the majority of costs had been recorded as period expense in fiscal 2008. These factors decreased our product gross margin by approximately four percentage points.

        The increase in service gross margin in fiscal 2010 compared to fiscal 2009 is primarily attributable to higher service revenue against our relatively fixed cost base, which increased our service gross margin by approximately two percentage points, partially offset by higher third-party costs, which reduced our service gross margin by approximately one-half of one percentage point. Our service cost of revenue is relatively fixed in advance of any particular quarter and therefore, changes in service revenue will have a significant impact on service gross margins. Our higher fixed cost base in fiscal 2010 compared to fiscal 2009 is primarily related to our employee incentive program.

        We believe that our gross margin over time will remain in our long-term financial model of 58% to 62%.

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses for the years ended December 31, 2010 and 2009 were as follows (in thousands, except percentages):

Year ended December 31,		Increase from prior year
2010	2009	$	%
$62,786	$59,864	$2,922	4.9%

        The increase in research and development expenses in fiscal 2010 compared to fiscal 2009 is primarily attributable to $4.7 million of increased expense for product development (third-party development costs and prototype costs) for both our new and existing product offerings and $2.1 million of higher facilities costs. These increases were partially offset by $3.1 million of lower employee-related costs and $0.7 million of lower depreciation expense. Our higher facilities costs are primarily related to our expanded research and development facilities in fiscal 2010 compared to fiscal 2009. The reduction in our employee-related costs is primarily related to the relocation of our research and development activities to our development center in India, coupled with a net reduction in our worldwide research and development headcount of approximately 25 employees. This reduction is the net result of the actions taken through our 2009 and 2008 restructuring initiatives, partially offset by an increase of approximately 115 employees at our development center in India compared to such number of employees at December 31, 2009.

        Some aspects of our research and development efforts require significant short-term expenditures, the timing of which can cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our research and development expenses for fiscal 2011 will increase from 2010 levels due to our increased focus on new product development.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the years ended December 31, 2010 and 2009 were as follows (in thousands, except percentages):

Year ended December 31,		Increase from prior year
2010	2009	$	%
$51,033	$48,929	$2,104	4.3%

        The increase in sales and marketing expenses in fiscal 2010 compared to fiscal 2009 is primarily attributable to $1.3 million of increased employee-related expenses, $0.9 million of higher expense related to increased new product trial and evaluation equipment activity and $0.8 million of higher sales subcontractor fees related primarily to our entry into new geographies. These increases were partially offset by $0.5 million of lower trade show expenses and $0.4 million of lower other expenses. The increase in employee-related expenses is primarily comprised of $2.1 million of higher commission expense related to our higher revenue levels in fiscal 2010 and $0.6 million of incremental expense related to our employee incentive program, partially offset by $1.6 million of lower stock-based compensation expense. We believe that our sales and marketing expenses will increase in fiscal 2011 from fiscal 2010 levels, primarily attributable to higher personnel and related costs.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses for the years ended December 31, 2010 and 2009 were as follows (in thousands, except percentages):

Year ended December 31,		Increase from prior year
2010	2009	$	%
$49,391	$43,217	$6,174	14.3%

        The increase in general and administrative expenses in fiscal 2010 compared to fiscal 2009 is primarily attributable to $10.6 million of higher employee-related expense and $0.4 million of net increases in other costs, partially offset by lower expenses that include $3.9 million of lower legal-related and professional fees, $0.6 million of lower bad debt expense and $0.4 million of lower foreign currency translation expense. The increase in employee-related expense includes $7.9 million resulting from the departures of Dr. Nottenburg and Mr. Pai discussed below and $4.2 million related to our employee incentive program, partially offset by $1.5 million of net decreases in other employee-related costs, primarily salary expense. We believe that our general and administrative expenses will decrease in fiscal 2011 from fiscal 2010 levels, primarily due to lower expected professional fees and other consulting costs and personnel-related expenses.

        On May 18, 2010, Dr. Nottenburg and the Company entered into a letter agreement (the "Retention Agreement") pursuant to which Dr. Nottenburg agreed to stay with the Company while assisting the Company with an orderly transition of his duties and responsibilities. On October 8, 2010, Mr. Dolan accepted an offer of employment as our President and Chief Executive Officer, effective

October 12, 2010, and joined our Board of Directors by action of the Board of Directors, effective October 12, 2010, succeeding Dr. Nottenburg. We accelerated the recognition of expense for both the stock-based awards and cash payments related to Dr. Nottenburg's departure pursuant to the terms of the Retention Agreement and as a result, recorded $6.7 million of incremental expense in fiscal 2010, comprised of $4.6 million of stock-based compensation expense and $2.1 million of expense related to cash payments to Dr. Nottenburg.

        On December 30, 2010, we announced that Mr. Pai was stepping down as Executive Vice President and Chief Operating Officer of the Company, effective immediately. We accelerated the recognition of expense for certain stock-based awards previously granted to Mr. Pai and recorded incremental expense for cash payments related to Mr. Pai's departure in fiscal 2010 totaling $1.2 million, comprised of $0.5 million of stock-based compensation expense and $0.7 million of expense related to cash payments to Mr. Pai.

        Restructuring.    On August 24, 2010, we announced a restructuring initiative to close our offices in Ottawa, Canada and in Darmstadt, Germany, to relocate our Freehold, New Jersey facility to a smaller, more cost-effective space in the same area, and to reduce our workforce by 12 people, or approximately 1% of employees worldwide. We recorded $1.5 million of restructuring expense in fiscal 2010, of which $0.4 million was recorded in the fourth quarter and $1.1 million was recorded in the third quarter. During the fourth quarter of fiscal 2010, as a result of changing business circumstances in certain geographic areas, including the availability of suitable replacement facilities and certain customer relationships, we elected not to close our office in Darmstadt, Germany, or to relocate our Freehold, New Jersey facility. As a result, we do not expect to record restructuring expense related to either of these facilities.

        We recorded $3.5 million of restructuring expense in fiscal 2009 related to three restructuring initiatives, which reduced our workforce by approximately 190 employees in the aggregate.

        Interest Income, net.    Interest income and interest expense for the years ended December 31, 2010 and 2009 were as follows (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2010	2009	$	%
Interest income	$1,740	$4,105	$(2,365)	(57.6)%
Interest expense	(191)	(183)	8	4.4%

Interest income, net	$1,549	$3,922	$(2,373)	(60.5)%

        Interest income consists of interest earned on our cash equivalents, marketable debt securities and long-term investments. Interest expense in both fiscal 2010 and fiscal 2009 relates to capital lease obligations. The reduction in interest income, net, in the current year is primarily attributable to a lower average portfolio yield, coupled with slightly lower amounts invested in cash equivalents and marketable securities in fiscal 2010 compared to fiscal 2009 as a result of the economic environment.

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

        For the year ended December 31, 2010, we recognized income tax expense of $0.7 million, primarily related to foreign operations. The income tax benefits from the deferred tax assets recorded in connection with our current year domestic losses have been offset by an increase in the valuation allowance. For the year ended December 31, 2009, we recognized an income tax benefit of $2.5 million. This benefit is comprised of a recovery of prior year domestic tax payments as a result of tax law changes and a foreign tax benefit of $1.1 million impacted by international settlements. During fiscal 2010 and fiscal 2009, we performed an analysis to determine if, based on all available evidence, we considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. As a result of our evaluations, we concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to our cumulative losses and other factors. Accordingly, we maintained a valuation against our domestic deferred tax asset amounting to $117.4 million at December 31, 2010 and $117.8 million at December 31, 2009.

  Years Ended December 31, 2009 and 2008

        Revenue.    Revenue for the years ended December 31, 2009 and 2008 was as follows (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2009	2008	$	%
Product	$136,276	$203,387	$(67,111)	(33.0)%
Service	91,220	109,758	(18,538)	(16.9)%

Total revenue	$227,496	$313,145	$(85,649)	(27.4)%

        The decrease in product revenue in fiscal 2009 compared to fiscal 2008 was primarily attributable to $76.4 million of lower revenue from our trunking and access products, partially offset by an increase of $9.3 million of revenue from our peering (NBS) products. The lower sales of our trunking and access products principally resulted from the then-current macroeconomic environment, coupled with a change in the fourth quarter of fiscal 2008 to ratable recognition of revenue from AT&T over a two-year contractual maintenance period, which impacted the timing of the recognition of product revenue from this customer. Revenue from AT&T decreased approximately $61 million in fiscal 2009 compared to fiscal 2008. We recognized $16.9 million of product revenue in the aggregate from 7 new customers in fiscal 2009 and $12.0 million of product revenue in the aggregate from 11 new customers in fiscal 2008.

        The decrease in service revenue in fiscal 2009 compared to fiscal 2008 is attributable to $9.8 million of lower maintenance revenue and $8.7 million of lower professional services revenue. We recognized $0.9 million of maintenance revenue in the aggregate from 8 new customers in fiscal 2009 and $1.0 million of maintenance revenue in the aggregate from 15 new customers in fiscal 2008. We recognized $4.3 million of professional services revenue in the aggregate from 10 new customers in fiscal 2009 and $2.9 million of professional services revenue in the aggregate from 17 new customers in fiscal 2008.

        In fiscal 2009, we had no customers that contributed 10% or more of our revenue. In fiscal 2008, one customer, AT&T, contributed 10% or more of our revenue.

        International revenue was approximately 30% of revenue in both fiscal 2009 and fiscal 2008.

        Our deferred product revenue was $47.7 million at December 31, 2009 and $30.7 million at December 31, 2008. Our deferred service revenue was $52.3 million at December 31, 2009 and $48.3 million at December 31, 2008.

        Cost of Revenue/Gross Profit.    Our gross margins for the years ended December 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2009	2008	$	%
Cost of revenue
Product	$38,893	$74,274	$(35,381)	(47.6)%
Service	44,467	56,020	(11,553)	(20.6)%

Total cost of revenue	$83,360	$130,294	$(46,934)	(36.0)%

Gross margin
Product	71.5%	63.5%
Service	51.3%	49.0%
Total gross margin	63.4%	58.4%

        The increase in product gross margin in fiscal 2009 compared to fiscal 2008 was primarily due to product and customer mix. Two key contributors to the higher product gross margin in fiscal 2009 compared to fiscal 2008 were the completion in fiscal 2009 of a multi-year project for which the majority of costs had been recorded as period expense in fiscal 2008 and the completion in the fourth quarter of fiscal 2008 of a low-margin multi-year project. These factors increased our product gross margin by approximately nine percentage points. This increase was partially offset by higher manufacturing-related costs, which decreased our product gross margin by approximately one percentage point.

        The increase in service gross margin was primarily due to lower third-party costs, which increased our service gross margin by approximately seven percentage points, partially offset by lower service revenue against our relatively fixed service cost base, which decreased our service gross margin by approximately five percentage points.

        Research and Development Expenses.    Research and development expenses for the years ended December 31, 2009 and 2008 were as follows (in thousands, except percentages):

Year ended December 31,		Increase (decrease) from prior year
2009	2008	$	%
$59,864	$73,098	$(13,234)	(18.1)%

        The decrease in research and development expenses in fiscal 2009 compared to fiscal 2008 was primarily due to $13.6 million of lower employee-related costs and $0.3 million of lower product development costs. These reductions were partially offset by $0.4 million of higher facilities costs and $0.3 million of higher depreciation expense. The reduction in employee-related costs was primarily comprised of $8.9 million of salary and benefit expenses and $4.6 million of stock-based compensation expense.

        Sales and Marketing Expenses.    Sales and marketing expenses for the years ended December 31, 2009 and 2008 were as follows (in thousands, except percentages):

Year ended December 31,		Increase (decrease) from prior year
2009	2008	$	%
$48,929	$74,364	$(25,435)	(34.2)%

        The decrease in sales and marketing expenses in fiscal 2009 compared to fiscal 2008 was primarily attributable to $22.7 million of lower employee-related expenses, $1.7 million of lower depreciation expense, $1.0 million of lower trade show and marketing expense, $0.5 million of lower expense for evaluation equipment and $0.5 million of lower facilities costs. These amounts were partially offset by $1.0 million of increases in other expenses. The reduction in employee-related expenses was primarily comprised of $12.0 million of salary and fringe benefit expense, $4.2 million of employee travel and related expenses, $3.8 million of commissions expense and $1.4 million of stock-based compensation expense.

        General and Administrative Expenses.    General and administrative expenses for the years ended December 31, 2009 and 2008 were as follows (in thousands, except percentages):

Year ended December 31,		Increase (decrease) from prior year
2009	2008	$	%
$43,217	$62,045	$(18,828)	(30.3)%

        The decrease in fiscal 2009 compared to fiscal 2008 was primarily attributable to $5.9 million of lower legal, audit and other consulting fees, $5.6 million of lower losses on foreign currency exchange and $5.0 million of lower stock-based compensation expense. The reduction in legal, audit and other consulting fees was primarily the result of reduced legal costs in fiscal 2009 resulting from our settlement in 2008 of litigation.

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

        For the year ended December 31, 2009, we recognized an income tax benefit of $2.5 million. This benefit is comprised of a recovery of prior year domestic tax payments as a result of tax law changes and a foreign tax benefit of $1.1 million impacted by international settlements. For the year ended December 31, 2008, we recognized income tax expense of $79.7 million, comprised of a tax benefit of $8.7 million, offset by an increase to our income tax expense of $88.4 million related to an increase in the valuation allowance on substantially all of our net deferred tax assets after considering all positive and negative factors as to the recoverability of these assets. This determination was based on many factors, including the severity of the current and prior year losses, cumulative three years of losses, the severe economic recession, a significant decrease to taxable income forecasted in future periods and other relevant factors. We maintained a full valuation allowance in fiscal 2009.

  Discontinued Operations

        Loss from discontinued operations, net of tax.    In the third quarter of 2008, we committed to a plan to sell our Zynetix subsidiary, which we completed on November 26, 2008. We had acquired Zynetix on April 13, 2007. Accordingly, the results of operations of Zynetix are included in discontinued operations for the periods subsequent to its acquisition. These results are reported under the caption Loss from discontinued operations, net of tax.

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

Liquidity and Capital Resources

        Our consolidated statements of cash flows are summarized as follows (in thousands):

	Year ended December 31,
	2010	2009	Change
Net loss	$(10,691)	$(4,932)	$(5,759)
Adjustments to reconcile net loss to cash flows provided by operating activities	27,743	23,836	3,907
Changes in operating assets and liabilities	1,455	14,853	(13,398)

Net cash provided by operating activities	$18,507	$33,757	$(15,250)

Net cash used in investing activities	$(81,264)	$(31,599)	$(49,665)

Net cash provided by (used in) financing activities	$(277)	$264	$(541)

        Our cash, cash equivalents, marketable securities and long-term investments totaled $408.4 million at December 31, 2010 and $414.1 million at December 31, 2009.

        Our operating activities provided $18.5 million of cash in fiscal 2010, compared to $33.8 million of cash in fiscal 2009.

        Cash provided by operating activities in fiscal 2010 was primarily the result of higher accrued expenses and accounts payable and lower other operating assets. These amounts were offset by lower deferred revenue and increases in inventory and accounts receivable. The increase in accrued expenses is primarily attributable to employee compensation and related costs, including accruals related to the implementation in 2010 of our Company-wide employee incentive program and fiscal 2011 payments related to Dr. Nottenburg's and Mr. Pai's departures from the Company and accruals for professional fees, partially offset by the timing of payments for previously accrued royalty payments and lower taxes payable. Our accounts payable increase is primarily attributable to purchases of materials in the latter part of the fourth quarter of fiscal 2010 for which payments are due to vendors in fiscal 2011. The decrease in deferred revenue is primarily the result of the completion of projects for which the revenue had been deferred at December 31, 2009, partially offset by new orders in fiscal 2010 for which revenue recognition criteria had not been met as of December 31, 2010. Our higher accounts receivable balance reflects our increased revenue in the fourth quarter of fiscal 2010 for which payments are due to us by our customers in fiscal 2011. Our higher inventory levels are primarily related to our NBS5200 product and preparation for product end-of-life purchases by our customers, including the aforementioned purchases of materials in the latter part of the fourth quarter of fiscal 2010. Non-cash operating expenses such as depreciation, amortization and stock-based compensation aggregated $27.7 million.

        Cash provided by operating activities in fiscal 2009 was primarily the result of a net decrease in accounts receivable, which was mainly driven by lower revenue levels and our focus on cash collections, partially offset by increases in other operating assets and inventory, as well as a net reduction in our operating liabilities. The increase in operating assets was primarily attributable to higher deferred costs, including cost of goods, royalties, commissions and third-party installation costs, for which the related revenue had not yet been recognized. The decrease in our operating liabilities in fiscal 2009 was primarily attributable to the payment of litigation settlements and related costs, lower employee compensation and related costs, and lower professional fees, taxes payable and royalties. Non-cash operating expenses such as depreciation, amortization and stock-based compensation aggregated $23.8 million.

        Our investing activities used $81.3 million of cash in fiscal 2010, comprised of $62.0 million of net purchases of marketable securities, $17.3 million of investments in property and equipment and $2.0 million to purchase intangible assets. Our investing activities used $31.6 million of cash in fiscal 2009, comprised of $25.0 million of net purchases of marketable securities and $6.6 million of investments in property and equipment.

        Our financing activities used $0.3 million of cash in fiscal 2010 and provided $0.3 million of cash in fiscal 2009. The fiscal 2010 amount is the result of cash used to pay $2.4 million of withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.2 million used for payments on our capital leases for office equipment. These amounts were partially offset by $1.4 million of proceeds from the sale of our common stock in connection with our 2000 Employee Stock Purchase Plan, as amended and restated ("ESPP") and $1.0 million of proceeds from the exercise of stock options. The fiscal 2009 amount was primarily attributable to $1.1 million of proceeds from the sale of our common stock in connection with our ESPP and $0.1 million of proceeds from the exercise of stock options. These proceeds were partially offset by $0.7 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.2 million used for payments on our capital leases for office equipment.

  Contractual Obligations

        Our contractual obligations (both principal and interest) at December 31, 2010 consist of the following (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$175	$79	$86	$10	$—
Operating lease obligations	18,185	3,485	5,769	5,402	3,529
Purchase obligations	22,841	22,423	418	—	—
Uncertain tax positions*	10,000	10,000	—	—	—

	$51,201	$35,987	$6,273	$5,412	$3,529

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

Recent Accounting Pronouncements

        In October 2009, an update was issued to Certain Arrangements that Include Software Elements. This update removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. This update will require the Company to account for many of its multiple element arrangements as non-software transactions and could impact the timing and amounts of revenue recognized. This update is effective for us beginning January 1, 2011, although early adoption is permitted, and adoption can be applied prospectively or retrospectively. The adoption of this update will affect our multiple-element arrangements that contain tangible products (hardware) with software elements, which comprise the majority of our revenue transactions. Previously, for arrangements accounted for under Statement of Position 97-2, Software Revenue Recognition, revenue from transactions for which vendor specific objective evidence of fair value ("VSOE") did not exist for each undelivered element of the transaction would remain deferred until either VSOE was established or the undelivered element was delivered. The new guidance prescribes a methodology for determining the fair value, or best estimated selling price, of deliverables on an individual element basis, including elements for which VSOE previously did not exist. Although each element will be allocated a best estimated selling price under the new methodology, the timing of revenue recognition will generally not be affected because the revenue from the majority of our sales contracts for multiple-element arrangements is recognized either upon shipment of the products or upon customer acceptance. Customer acceptance generally does not occur until either both shipment of product and delivery of professional services or the expiration date of the contractual acceptance period. Accordingly, we believe that the adoption of this update will not have a material effect on our consolidated financial position or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations.

        At December 31, 2010, our cash, cash equivalents, marketable securities and long-term investments totaled $408.4 million. We maintain an investment portfolio of various holdings, types and maturities which may include money market funds, commercial paper, corporate notes, certificates of deposit and government debt securities. At any time a sharp rise in market interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in market interest rates could have a material impact on the interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We place our investments with high quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment grade securities. We manage potential losses in fair value by investing in relatively short-term investments, thereby allowing us to hold our investments to maturity. A hypothetical movement of plus or minus 50 basis points in market interest rates could affect the value of our investment portfolio by approximately $0.9 million. However, we have the ability to hold our investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

        Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would be adversely affected by approximately $1.9 million and our net loss would be adversely affected by approximately $0.7 million, although the actual effects may differ materially from the hypothetical analysis.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sonus Networks, Inc.
Westford, Massachusetts

        We have audited the accompanying consolidated balance sheets of Sonus Networks, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sonus Networks, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 10, 2011

SONUS NETWORKS, INC.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$62,501	$125,323
Marketable securities	258,831	239,223
Accounts receivable, net	52,813	47,998
Inventory, net	22,499	21,925
Deferred income taxes	408	562
Other current assets	16,474	17,508

Total current assets	413,526	452,539
Property and equipment, net	21,284	14,646
Intangible assets, net	1,600	341
Goodwill	5,062	5,053
Investments	87,087	49,598
Deferred income taxes	1,271	711
Other assets	26,124	17,849

	$555,954	$540,737

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$16,936	$5,337
Accrued expenses	29,999	19,292
Current portion of deferred revenue	42,776	74,748
Current portion of long-term liabilities	338	753

Total current liabilities	90,049	100,130
Deferred revenue	42,811	25,242
Long-term liabilities	4,138	1,127

Total liabilities	136,998	126,499

Commitments and contingencies (Note 22)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized; 277,170,262 shares issued and outstanding at December 31, 2010; 276,792,897 shares issued and 274,495,987 shares outstanding at December 31, 2009	277	277
Additional paid-in capital	1,301,285	1,286,326
Accumulated deficit	(889,501)	(878,810)
Accumulated other comprehensive income	6,895	6,712
Treasury stock, at cost; 2,296,910 common shares at December 31, 2009	—	(267)

Total stockholders' equity	418,956	414,238

	$555,954	$540,737

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year ended December 31,
	2010	2009	2008
Revenue:
Product	$146,583	$136,276	$203,387
Service	102,724	91,220	109,758

Total revenue	249,307	227,496	313,145

Cost of revenue:
Product	48,163	38,893	74,274
Service	47,992	44,467	56,020

Total cost of revenue	96,155	83,360	130,294

Gross profit	153,152	144,136	182,851

Operating expenses:
Research and development	62,786	59,864	73,098
Sales and marketing	51,033	48,929	74,364
General and administrative	49,391	43,217	62,045
Litigation settlements, net of insurance recovery	—	—	19,100
Impairment of intangible assets	—	—	2,727
Restructuring	1,501	3,510	702

Total operating expenses	164,711	155,520	232,036

Loss from operations	(11,559)	(11,384)	(49,185)
Interest expense	(191)	(183)	(291)
Interest income	1,740	4,105	12,643
Other income, net	12	71	358

Loss from continuing operations before income taxes	(9,998)	(7,391)	(36,475)
Income tax (provision) benefit	(693)	2,459	(79,675)

Loss from continuing operations	(10,691)	(4,932)	(116,150)
Loss from discontinued operations, net of tax of $969	—	—	(4,491)
Loss on disposal of discontinued operations, net of tax of $0	—	—	(741)

Net loss	$(10,691)	$(4,932)	$(121,382)

Loss per share
Basic:
Continuing operations	$(0.04)	$(0.02)	$(0.43)
Discontinued operations	—	—	(0.02)

	$(0.04)	$(0.02)	$(0.45)

Diluted:
Continuing operations	$(0.04)	$(0.02)	$(0.43)
Discontinued operations	—	—	(0.02)

	$(0.04)	$(0.02)	$(0.45)

Shares used to compute loss per share:
Basic	275,470	273,730	271,477
Diluted	275,470	273,730	271,477

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Treasury Stock
			Additional Paid-in Capital	Accumulated Deficit				Total Stockholders' Equity	Comprehensive Loss
	Shares	Par Value				Shares	Cost
Balance, January 1, 2008	272,565,951	$273	$1,244,926	$(752,496)	$1,268	2,296,910	$(267)	$493,704
Issuance of common stock in connection with employee stock purchase plan	1,321,328		3,755					3,755
Exercise of stock options	184,845		437					437
Vesting of restricted stock	1,433,766	2						2
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(546,996)		(1,510)					(1,510)
Stock-based compensation expense			25,031					25,031
Issuance of shares in connection with Zynetix earnout agreement	175,000		313					313
Unrealized gain on available-for-sale marketable securities, net of tax					928			928	$928
Currency translation adjustment					5,157			5,157	5,157
Net loss				(121,382)				(121,382)	(121,382)

Comprehensive loss for the year ended December 31, 2008									$(115,297)

Balance, December 31, 2008	275,133,894	275	1,272,952	(873,878)	7,353	2,296,910	(267)	406,435
Issuance of common stock in connection with employee stock purchase plan	830,940	1	1,315					1,316
Exercise of stock options	96,304		51					51
Vesting of restricted stock	1,098,798	1						1
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(367,039)		(673)					(673)
Stock-based compensation expense			12,681					12,681
Unrealized loss on available-for-sale marketable securities, net of tax					(1,082)			(1,082)	$(1,082)
Currency translation adjustment					441			441	441
Net loss				(4,932)				(4,932)	(4,932)

Comprehensive loss for the year ended December 31, 2009									$(5,573)

Balance, December 31, 2009	276,792,897	277	1,286,326	(878,810)	6,712	2,296,910	(267)	414,238
Issuance of common stock in connection with employee stock purchase plan	630,098	1	1,352					1,353
Exercise of stock options	694,833	1	975					976
Vesting of restricted stock	2,067,787							—
Issuance of vested performance-based stock awards	25,000							—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(743,443)		(2,385)					(2,385)
Stock-based compensation expense			15,348					15,348
Settlement payment for forfeited stock options			(66)					(66)
Cancellation and retirement of treasury stock	(2,296,910)	(2)	(265)			(2,296,910)	267	—
Unrealized loss on available-for-sale marketable securities, net of tax					(319)			(319)	$(319)
Currency translation adjustment					502			502	502
Net loss				(10,691)				(10,691)	(10,691)

Comprehensive loss for the year ended December 31, 2010									$(10,508)

Balance, December 31, 2010	277,170,262	$277	$1,301,285	$(889,501)	$6,895	—	$—	$418,956

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(10,691)	$(4,932)	$(121,382)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	11,205	10,104	11,661
Amortization of intangible assets	741	232	1,155
Impairment of intangible assets and goodwill	—	—	6,357
Impairment of marketable equity securities	—	—	92
Stock-based compensation	15,285	12,810	25,298
Loss on disposal of property and equipment	106	241	325
Deferred income taxes	406	449	78,212
Changes in operating assets and liabilities:
Accounts receivable	(4,689)	27,790	10,010
Inventory	(9,506)	(2,456)	19,333
Insurance receivable—litigation settlement	—	—	15,328
Other operating assets	6,218	(7,836)	9,814
Accounts payable	11,539	(4,229)	(9,167)
Accrued expenses	12,587	(9,803)	(13,769)
Accrued litigation settlements	—	(9,600)	(30,400)
Deferred revenue	(14,694)	20,987	(19,602)

Net cash provided by (used in) operating activities	18,507	33,757	(16,735)

Cash flows from investing activities:
Purchases of property and equipment	(17,295)	(6,612)	(9,709)
Business acquisitions, net of cash acquired	—	—	(4,909)
Purchase of intangible assets	(2,000)	—	—
Purchases of marketable securities	(392,343)	(268,971)	(370,102)
Sale/maturities of marketable securities	330,374	243,984	378,267
Decrease (increase) in litigation settlement escrow	—	—	25,000

Net cash provided by (used in) investing activities	(81,264)	(31,599)	18,547

Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	1,353	1,119	3,755
Proceeds from exercise of stock options	976	51	437
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(2,385)	(673)	(1,510)
Principal payments of capital lease obligations	(221)	(233)	(175)

Net cash provided by (used in) financing activities	(277)	264	2,507

Effect of exchange rate changes on cash and cash equivalents	212	694	(1,045)

Net increase (decrease) in cash and cash equivalents	(62,822)	3,116	3,274
Cash and cash equivalents, beginning of year	125,323	122,207	118,933

Cash and cash equivalents, end of year	$62,501	$125,323	$122,207

Supplemental disclosure of cash flow information:
Interest paid	$191	$147	$291
Income taxes paid	$1,612	$789	$1,650
Income tax refunds received	$1,406	$1,759	$192
Supplemental disclosure of non-cash investing activities:
Change in capital expenditures incurred, but not yet paid	$1,355	$896	$562
Property and equipment acquired under capital lease	$95	$70	$1,083
Supplemental disclosure of non-cash financing activities:
Cancellation and retirement of treasury stock	$267	$—	$—

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements

(1) NATURE OF THE BUSINESS

        Sonus Networks, Inc. ("Sonus" or the "Company") was incorporated in 1997 and is a leading provider of voice and data infrastructure solutions, including softswitch and session border control products for service providers and large enterprises. The Company's infrastructure solutions allow efficient and reliable delivery of voice and multimedia sessions over IP networks while allowing our customers to manage the flows of such sessions in their networks using business policies.

        The Company's target customers comprise both traditional and emerging communications service providers, including long-distance carriers, local exchange carriers, Internet service providers, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers, as well as enterprise customers. The Company also collaborates with its customers to identify and develop new advanced services and applications that they may offer to their customers.

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

Use of Estimates and Judgments

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these financial statements include revenue recognition for multiple element arrangements, inventory valuations, expected future cash flows used to evaluate the recoverability of long-lived assets, assumptions used to determine the fair value of stock-based compensation, contingent liabilities and recoverability of Sonus' net deferred tax assets and the related valuation allowances. Sonus regularly assesses these estimates and records changes in estimates in the period in which they become known. Sonus bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

        Sonus' products are primarily marketed based on the software elements contained therein. In addition, hardware sold generally cannot be used apart from the software. Therefore, the Company considers its principal products to be software-related. Sonus recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility of the related receivable is probable under customary payment terms. When Sonus has future obligations, including a requirement to deliver additional elements which are essential to the functionality of the delivered elements or for which vendor-specific objective evidence of fair value ("VSOE") does not exist or when customer acceptance is required, Sonus defers revenue recognition and related costs until those obligations are satisfied. Likewise, when fees for products or services are not fixed and determinable, Sonus defers the recording of receivables, deferred revenue and revenue until such time as the fees become due or are collected. The ordering patterns and sales lead times associated with customer orders may vary significantly from period to period.

        Many of the Company's sales involve multiple-element arrangements. When a sale includes multiple elements, such as products, maintenance and/or professional services, Sonus recognizes revenue using the residual method. Revenue associated with elements for which VSOE has been established is recorded based on the VSOE value; revenue for any undelivered elements that are considered not essential to the functionality of the product and for which VSOE has been established is deferred based on the VSOE value, and any remaining arrangement fee is then allocated to and recognized as revenue. VSOE is determined based upon the price charged when the same element is sold separately or established by management having the relevant pricing authority. If Sonus cannot establish VSOE for each undelivered element, including specified upgrades, it defers revenue on the entire arrangement until VSOE for all undelivered elements is known or all elements are delivered and all other revenue recognition criteria are met.

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

        Sonus records deferred revenue for products delivered or services performed for which fees are fixed and determinable and collection of the amount billed is either probable or has been collected but other revenue recognition criteria have not been met. Deferred revenue includes customer deposits and amounts associated with maintenance contracts. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is reported with long-term liabilities in the consolidated balance sheets.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Sonus defers recognition of incremental direct costs, such as cost of goods, third-party installations and commissions until recognition of the related revenue. Such costs are classified as current assets if the deferred revenue is initially classified as current and noncurrent assets if the related deferred revenue is initially classified as long-term.

        Sonus sells the majority of its products directly to its service provider customers. For products sold to resellers and distributors with whom the Company has at least eight quarters of consistent history regarding the potential for product returns or refunds, or any form of concession, the Company recognizes revenue on a sell-in basis. For all other resellers and distributors of its products, the Company recognizes revenue on a sell-through basis.

        Beginning in the fourth quarter of fiscal 2008, the Company concluded that it no longer had sufficient evidence of VSOE on maintenance services for one of its largest customers. Therefore, all revenue related to multiple element arrangements for this customer entered into beginning in the fourth quarter of fiscal 2008 was recognized ratably over the maintenance period, which ended December 31, 2010, provided all other revenue recognition criteria were met. Revenue recognition on multiple element arrangements with this customer began when the only undelivered element of the arrangement was maintenance. Beginning in the fourth quarter of fiscal 2008, for orders from this customer that contain bundled product and maintenance, the Company has allocated a fixed percentage (which represents the maintenance renewal rate for its largest customers for which the Company has VSOE) of the arrangement fee to service revenue with the residual amount classified as product revenue. The Company has applied this methodology on a consistent basis. At December 31, 2009, Other assets included $3.9 million of deferred product costs related to arrangements with this customer in which both the revenue and product costs were being recognized ratably. There were no deferred product costs related to such arrangements with this customer at December 31, 2010, as the maintenance period for that specific agreement ended in the fourth quarter of fiscal 2010. In December 2010, the Company entered into a new maintenance agreement with this customer which covers the period from January 1, 2011 through April 30, 2013.

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

        The components of foreign currency transaction gains (losses), which are reported as a component of General and administrative expenses in the consolidated statements of operations, for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Transaction gains (losses)	$(556)	$(2,387)	$(3,406)
Remeasurement gains (losses)	(627)	811	(3,777)

	$(1,183)	$(1,576)	$(7,183)

Unearned Accounts Receivable

        Accounts receivable, net, include unearned accounts receivable which represent products shipped to customers where Sonus has a contractual right to bill the customer and collectibility is probable under ordinary collection terms, but for which Sonus' revenue recognition criteria has not yet been satisfied.

Inventory

        Inventory is recorded at the lower of cost or market value, primarily using the first-in, first-out convention. The Company reduces the carrying value of inventory for those items that are potentially

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

excess, obsolete or slow-moving based on changes in customer demand, technology developments or other economic factors.

        Sonus writes down the evaluation equipment at the time of shipment to its customers, as it is probable that the inventory value will not be realized.

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

        Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually, or if indicators of potential impairment exist by comparing the fair value of the Company's reporting unit to its carrying value. The Company estimates the fair value of its reporting unit using a discounted cash flow model or other valuation models, such as comparative transactions and market multiples. During the years ended December 31, 2010, 2009 and 2008, the Company completed its annual testing for impairment of goodwill and, based on those tests, concluded that no impairment of goodwill existed. The Company performs its annual testing on November 30 of each year.

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

Concentrations of Credit and Off-Balance Sheet Risk and Single Source Suppliers

        The financial instruments that potentially subject Sonus to concentrations of credit risk are cash, cash equivalents, marketable debt securities and accounts receivable. The Company's cash equivalents and marketable debt securities were managed by two financial institutions at both December 31, 2010 and 2009.

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

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses were $0.1 million for the year ended December 31, 2010, $0.2 million for the year ended December 31, 2009 and $0.4 million for the year ended December 31, 2008.

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income (loss), unrealized gains and losses on available-for-sale marketable securities and foreign currency translation adjustments for all periods presented. The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on available- for-sale marketable securities	Tax impact of gain (loss) on available- for-sale marketable securities	Total
Balance at January 1, 2008	$1,268	$—	$—	$1,268
Activity	5,157	1,502	(574)	6,085

Balance at December 31, 2008	6,425	1,502	(574)	7,353
Activity	441	(1,082)	—	(641)

Balance at December 31, 2009	6,866	420	(574)	6,712
Activity	502	(319)	—	183

Balance at December 31, 2010	$7,368	$101	$(574)	$6,895

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

        Royalty Accrual.    Sonus accrues for royalties for technology that it licenses from vendors based on established royalty rates and usage. In certain cases, Sonus has been contacted by third parties who claim that Sonus' products infringe on certain intellectual property of the third party. Sonus evaluates these claims and accrues for royalties when it is probable that the obligation has been incurred and the amounts are reasonably estimable.

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

Accounting for Income Taxes

        Deferred tax assets and liabilities are recognized for the expected future consequences of events that have been reflected in the financial statements. Deferred tax assets and liabilities are determined based on the differences between the book and tax bases of assets and liabilities and operating loss carryforwards, using tax rates expected to be in effect for the years in which the differences are expected to reverse. Such differences arise primarily from stock-based compensation, depreciation, accruals and reserves, deferred revenue, tax credits, net operating loss carryforwards and allowances for accounts receivable. Sonus records valuation allowances to reduce deferred income tax assets to the amount that is more likely than not to be realized. Sonus has not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as the Company plans to permanently reinvest these amounts. Cumulative undistributed foreign earnings were $19.0 million at December 31, 2010 and $15.5 million at December 31, 2009.

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

Recent Accounting Pronouncements

        In October 2009, an update was issued to Certain Arrangements that Include Software Elements. This update removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. This update will require the

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company to account for many of its multiple element arrangements as non-software transactions and could impact the timing and amounts of revenue recognized. This update is effective for the Company beginning January 1, 2011. The adoption of this update will affect the Company's multiple-element arrangements that contain tangible products (hardware) with software elements, which comprise the majority of the Company's revenue transactions. Previously, for arrangements accounted for under Statement of Position 97-2, Software Revenue Recognition, revenue from transactions for which vendor specific objective evidence of fair value ("VSOE") did not exist for each undelivered element of the transaction would remain deferred until either VSOE was established or the undelivered element was delivered. The new guidance prescribes a methodology for determining the fair value, or best estimated selling price, of deliverables on an individual element basis, including elements for which VSOE previously did not exist. Although each element will be allocated a best estimated selling price under the new methodology, the timing of revenue recognition will generally not be affected because the revenue from the majority of the Company's sales contracts for multiple-element arrangements is recognized either upon shipment of the products or upon customer acceptance. Customer acceptance generally does not occur until either both shipment of product and delivery of professional services or the expiration date of the contractual acceptance period. Accordingly, the Company believes that the adoption of this update will not have a material effect on its consolidated financial position or results of operations.

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

        The calculations of shares used to compute basic and diluted earnings (loss) per share are as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Weighted average shares outstanding—basic	275,470	273,730	271,477
Potential dilutive common shares	—	—	—

Weighted average shares outstanding—diluted	275,470	273,730	271,477

        Options to purchase the Company's common stock and unvested shares of restricted stock and performance-based stock awards aggregating approximately 20.8 million shares for the year ended December 31, 2010, 28.1 million shares for the year ended December 31, 2009 and 40.9 million shares for the year ended December 31, 2008 have not been included in the computation of diluted loss per share because their effect would have been antidilutive.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(4) CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS

        Cash equivalents and marketable securities are invested in debt and equity instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

        During the year ended December 31, 2010, the Company sold $8.4 million of available-for-sale securities and realized approximately $7,000 of gains and no losses as a result of these sales on a specific identification basis. During the year ended December 31, 2009, the Company sold $6.0 million of available-for-sale securities and realized approximately $17,000 of gains and no losses as a result of these sales on a specific identification basis. These amounts are included in the Company's consolidated statement of operations for the years ended December 31, 2010 and 2009.

        On June 12, 2008, the Company transferred its held-to-maturity portfolio of debt securities, aggregating $373.1 million, to the available-for-sale category. Subsequent to the transfer of its held-to-maturity portfolio to the available-for-sale category, the Company sold $90.6 million of available-for-sale securities. The Company realized approximately $82,000 of gains and $10,000 of losses in the period from June 12, 2008 through December 31, 2008 as a result of these sales. These amounts are included in the Company's consolidated statement of operations for the year ended December 31, 2008.

        Marketable securities and investments with continuous unrealized losses for one year or greater at December 31, 2010 were nominal; however, since the Company does not intend to sell these securities and does not believe it will be required to sell any securities before they recover in value, it does not believe these declines are other-than-temporary. The Company had no marketable securities or investments with continuous unrealized losses for one year or greater at December 31, 2009.

        The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt and equity securities and investments at December 31, 2010 and 2009 were comprised of the following (in thousands):

	December 31, 2010
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$15,285	$—	$—	$15,285

Marketable securities
U.S. government agency notes	$84,950	$79	$(8)	$85,021
Foreign government notes	8,787	4	(2)	8,789
Corporate debt securities	135,935	112	(70)	135,977
Commercial paper	17,988	1	—	17,989
Certificates of deposit	11,051	4	—	11,055

	$258,711	$200	$(80)	$258,831

Investments
U.S. government agency notes	$56,373	$19	$(16)	$56,376
Corporate debt securities	23,183	13	(33)	23,163
Certificates of deposit	7,550	—	(2)	7,548

	$87,106	$32	$(51)	$87,087

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

        The following table shows the fair value of the Company's financial assets at December 31, 2010 and 2009. These financial assets are comprised of the Company's available for sale debt and equity

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(4) CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS (Continued)

securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the consolidated balance sheets (in thousands):

		Fair value measurements at December 31, 2010 using:
	Total carrying value at December 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$15,285	$10,287	$4,998	$—

Marketable securities
U.S. government agency notes	$85,021	$—	$85,021	$—
Foreign government notes	8,789	—	8,789	—
Corporate debt securities	135,977	—	135,977	—
Commercial paper	17,989	—	17,989	—
Certificates of deposit	11,055	—	11,055	—

	$258,831	$—	$258,831	$—

Investments
U.S. government agency notes	$56,376	$—	$56,376	$—
Corporate debt securities	23,163	—	23,163	—
Certificates of deposit	7,548	—	7,548	—

	$87,087	$—	$87,087	$—

		Fair value measurements at December 31, 2009 using:
	Total carrying value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$95,843	$88,645	$7,198	$—

Marketable securities
Municipal obligations	$4,999	$—	$4,999	$—
U.S. government agency notes	86,754	—	86,754	—
Corporate debt securities	78,070	54,297	23,773	—
Commercial paper	44,577	—	44,577	—
Certificates of deposit	24,823	—	24,823	—

	$239,223	$54,297	$184,926	$—

Investments
U.S. government agency notes	$6,455	$—	$6,455	$—
Corporate debt securities	43,143	21,328	21,815	—

	$49,598	$21,328	$28,270	$—

        At December 31, 2010, the Company's marketable securities and investments have been valued on the basis of valuations provided by third-party pricing services, as derived from such services' pricing

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(4) CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS (Continued)

models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security. At December 31, 2009, certain of the Company's corporate debt securities were valued based on quoted prices for the specific securities in an active market and were therefore classified as Level 1.

(5) ACCOUNTS RECEIVABLE

        Accounts receivable consist of the following (in thousands):

	December 31,
	2010	2009
Earned accounts receivable	$20,833	$20,759
Unearned accounts receivable	32,293	27,905

Accounts receivable, gross	53,126	48,664
Allowance for doubtful accounts	(313)	(666)

Accounts receivable, net	$52,813	$47,998

        The activity in the Company's allowance for doubtful accounts is as follows (in thousands):

Year ended December 31,	Balance at beginning of year	Charges to expense	Write-offs	Balance at end of year
2010	$666	$—	$(353)	$313
2009	$1,028	$590	$(952)	$666
2008	$474	$813	$(259)	$1,028

(6) INVENTORY

        Inventory consists of the following (in thousands):

	December 31,
	2010	2009
On-hand final assemblies and finished goods inventories	$15,026	$11,036
Deferred cost of goods sold	25,803	20,132

	40,829	31,168
Less current portion	(22,499)	(21,925)

Noncurrent portion (included in Other assets)	$18,330	$9,243

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(7) PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

		December 31,
	Useful Life	2010	2009
Equipment	3 years	$64,440	$61,504
Software	2 years	12,733	11,404
Furniture and fixtures	3-5 years	1,060	866
Leasehold improvements	Shorter of the life of the lease or estimated useful life (1-5 years)	9,777	8,094

		88,010	81,868
Less accumulated depreciation and amortization		(66,726)	(67,222)

Property and equipment, net		$21,284	$14,646

        The Company recorded depreciation and amortization expense related to property and equipment of $11.2 million for the year ended December 31, 2010, $10.1 million for the year ended December 31, 2009 and $11.7 million for the year ended December 31, 2008.

        Property and equipment under capital leases included in the amounts above are as follows (in thousands):

	December 31,
	2010	2009
Cost	$370	$735
Less accumulated depreciation	(270)	(592)

Property and equipment under capital leases, net	$100	$143

        In 2010, 2009 and 2008, the Company removed certain depreciable assets that were no longer in service. The gross amount of such assets totaled $12.2 million in 2010, $3.3 million in 2009 and $7.3 million in 2008. The Company recorded losses on the disposal of these assets of $0.1 million in the year ended December 31, 2010, $0.2 million in the year ended December 31, 2009 and $0.3 million in the year ended December 31, 2008.

        The net book values of the Company's property and equipment by geographic area is as follows (in thousands):

	December 31,
	2010	2009
United States	$14,444	$11,094
Asia/Pacific	5,836	2,404
Europe	965	1,062
Canada	2	85
Other	37	1

	$21,284	$14,646

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(8) INTANGIBLE ASSETS AND GOODWILL

        The Company's intangible assets at December 31, 2010 and 2009 consist of the following (in thousands):

December 31, 2010	Useful life	Cost	Accumulated amortization	Net carrying value
Intellectual property	5 years	$2,999	$1,399	$1,600
Order backlog	1 year	287	287	—

		$3,286	$1,686	$1,600

December 31, 2009	Useful life	Cost	Accumulated amortization	Net carrying value
Intellectual property	5 years	$999	$658	$341
Order backlog	1 year	287	287	—

		$1,286	$945	$341

        The Company amortizes its intangible assets over the estimated useful lives of the respective assets. Amortization expense related to intangible assets was $0.7 million in the year ended December 31, 2010, $0.2 million in the year ended December 31, 2009 and $1.2 million in the year ended December 31, 2008.

        Estimated future amortization expense for the Company's intangible assets at December 31, 2010 is as follows (in thousands):

Years ending December 31,
2011	$400
2012	400
2013	400
2014	400

$1,600

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(8) INTANGIBLE ASSETS AND GOODWILL (Continued)

        Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The changes in the carrying amount of goodwill during the years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Balance at December 31:
Goodwill	$8,168	$8,159
Accumulated impairment losses	(3,106)	(3,106)

	$5,062	$5,053

Balance at January 1
Goodwill	$8,159	$8,131
Accumulated impairment losses	(3,106)	(3,106)

	5,053	5,025
Foreign currency translation adjustment	9	28

	$5,062	$5,053

        The Company performed its annual test for impairment of goodwill at November 30, 2010, and concluded that there was no impairment.

(9) ACCRUED EXPENSES

        Accrued expenses consist of the following (in thousands):

	December 31,
	2010	2009
Employee compensation and related costs	$22,263	$11,892
Employee stock purchase plan	653	653
Professional fees	1,643	863
Royalties	621	1,039
Income taxes payable	250	648
Sales taxes payable	1,341	2,278
Other taxes	98	96
Restructuring	—	82
Other	3,130	1,741

	$29,999	$19,292

(10) RESTRUCTURING ACCRUAL

        On August 24, 2010, the Company committed to a restructuring initiative to close its offices in Ottawa, Canada and in Darmstadt, Germany, to relocate its Freehold, New Jersey facility to a smaller, more cost-effective space in the same area and to reduce its workforce by 12 people, or approximately 1% of employees worldwide (the "2010 restructuring initiative"). The Company recorded $1.1 million of restructuring expense in the third quarter of fiscal 2010, representing severance and related expenses for the headcount reduction component of the 2010 restructuring initiative. These headcount reduction

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(10) RESTRUCTURING ACCRUAL (Continued)

actions were completed in the three months ended September 30, 2010. The Company recorded $0.4 million in the fourth quarter of fiscal 2010 primarily related to the closing of the Ottawa, Canada facility. During the fourth quarter of fiscal 2010, as a result of changing business circumstances in certain geographic areas, including the availability of suitable replacement facilities and certain customer relationships, the Company elected not to close its office in Darmstadt, Germany, or to relocate its Freehold, New Jersey facility. As a result, the Company does not expect to record restructuring expense related to either of these facilities. The payments related to the 2010 restructuring initiative were completed in the fourth quarter of fiscal 2010.

        In the year ended December 31, 2009, the Company recorded restructuring expenses aggregating $3.5 million related to three restructuring initiatives implemented as part of the Company's efforts to right-size the business to align with market needs and opportunities while managing costs to position Sonus for profitable growth. These restructuring initiatives occurred on January 9, 2009, March 9, 2009 and August 12, 2009. As a result of these restructuring initiatives, the Company reduced its workforce by approximately 190 employees worldwide. The payments related to these initiatives were completed in fiscal 2009.

        In fiscal 2008, the Company recorded $0.7 million of restructuring expense related to a restructuring initiative implemented as part of the Company's efforts to right-size the business to align with market opportunities while managing costs to position Sonus for profitable growth. Approximately 50 employees, or 5% of the then-current workforce, were affected by such restructuring initiative. The payments related to these initiatives were completed in fiscal 2009.

        The Company reports expense for its restructuring initiatives as separately in the consolidated statements of operations. The table below summarizes the severance and related costs activity related to the Company's restructuring initiatives during the year ended December 31, 2010 (in thousands):

Year ended December 31, 2010	Initiatives charged to expense in fiscal 2010	Charges (reversals) for changes in estimate	Cash payments	Foreign exchange	Balance at end of year
Severance	$1,153	$—	$(1,163)	$10	$—
Facilities	348	—	(348)	—	—

	$1,501	$—	$(1,511)	$10	$—

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(11) LONG-TERM LIABILITIES

        Long-term liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Capital lease obligations	$159	$285
Deferred rent	4,317	1,595

	4,476	1,880
Current portion of long-term liabilities	(338)	(753)

Long-term liabilities, net of current portion	$4,138	$1,127

        The future minimum annual payments under capital leases at December 31, 2010 are as follows (in thousands):

Years ending December 31,
2011	$79
2012	46
2013	40
2014	5
2015	5
Thereafter	—

Total minimum lease payments	175
Less amount representing interest	(16)

Present value of minimum lease payments	159
Less current portion	(72)

Long-term liabilities portion	$87

(12) STOCK OPTION EXCHANGE OFFER

        At the Company's Annual Meeting of Stockholders held on June 19, 2009 (the "2009 Annual Meeting"), the Company's stockholders approved a one-time voluntary stock option exchange program (the "Exchange Offer"). On September 8, 2009, the Company commenced the Exchange Offer. Shares of restricted stock issued under the Exchange Offer were completely unvested at the time they were granted and vest over a period of three years following the exchange date, with 33 1/3% of the shares vesting annually.

        The Exchange Offer expired on October 5, 2009. Pursuant to the Exchange Offer, options to purchase an aggregate of 5,476,701 shares of the Company's common stock were tendered in exchange for an aggregate of 1,015,360 shares of restricted common stock. The Company recognized the insignificant incremental expense resulting from this exchange in the fourth quarter of fiscal 2009 and is recognizing the unamortized stock-based compensation expense related to the tendered stock options, aggregating $3.5 million, over the three-year vesting period of the restricted common stock issued under the Exchange Offer.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(13) CANCELLATION AND RETIREMENT OF TREASURY STOCK

        On October 26, 2010, the Company's Board of Directors passed a resolution to cancel and retire the 2,296,910 shares of common stock of the Company held in treasury that were issued but not outstanding, and that such shares would resume the status of authorized and unissued shares of the Company's common stock. The retirement and cancellation of the treasury shares did not have any effect on the Company's reported Total stockholders' equity at December 31, 2010.

(14) STOCK-BASED COMPENSATION PLANS

        The Company's 2007 Stock Incentive Plan (the "2007 Plan") was approved at the Company's Annual Meeting of Stockholders held on November 12, 2007, and became effective on that date. The 2007 Plan provides for the award of options to purchase the Company's common stock ("stock options"), stock appreciation rights ("SARs"), restricted common stock ("restricted stock"), performance-based share awards, restricted stock units and other stock-based awards to employees, officers, directors (including those directors who are not employees or officers of the Company), consultants and advisors of the Company and its subsidiaries.

        At the Company's Annual Meeting of Stockholders held on June 16, 2010 (the "2010 Annual Meeting"), the Company's stockholders approved an increase to the number of shares of the Company's common stock available for grant under the 2007 Plan by 20 million shares (the "Amended 2007 Plan").

        At December 31, 2010, there were 20.1 million shares available for future issuance under the Amended 2007 Plan, of which approximately 137,000 shares, or approximately 205,000 shares using the fungible share pool formula, are committed for potential future issuance to certain of the Company's executives in the form of performance-based share awards. Under the fungible share pool formula, the number of total shares available for future awards under the Amended 2007 Plan would be reduced by the fungible share pool multiple of 1.5 for each share of common stock included in an award other than a stock option or SAR award. Accordingly, the total number of shares awarded in the future under the Amended 2007 Plan could be less than the number of shares currently available for issuance.

Chief Executive Officer Awards

        On October 8, 2010, Raymond P. Dolan ("Mr. Dolan") accepted an offer of employment as President and Chief Executive Officer of the Company (the "Employment Agreement"), effective October 12, 2010 (the "Commencement Date"), succeeding Dr. Richard N. Nottenburg ("Dr. Nottenburg"), the Company's previous President and Chief Executive Officer. As of October 12, 2010, Mr. Dolan also joined the Board of Directors by action of the Board of Directors.

        Pursuant to the terms of the Employment Agreement, on October 15, 2010, Mr. Dolan was granted an option to purchase 1,000,000 shares of the Company's common stock at an exercise price of $3.38 (the "Options"), the closing price of the Company's common stock on the date of grant. These options vest over a period of four years, with 25% vesting on the first anniversary of the Commencement Date and the remaining 75% vesting in equal monthly increments thereafter. Mr. Dolan was also granted 750,000 restricted shares of the Company's common stock, which are subject to both performance and time vesting Requirements (the "Performance Shares"). As of December 31, 2010, the performance conditions for the Performance Shares had not been established by the Company's Compensation Committee of the Board of Directors; therefore this award is not considered granted for accounting purposes.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(14) STOCK-BASED COMPENSATION PLANS (Continued)

        On May 18, 2010, Dr. Nottenburg and the Company entered into a letter agreement (the "Retention Agreement") pursuant to which Dr. Nottenburg agreed to stay with the Company while assisting the Company with an orderly transition of his duties and responsibilities. In connection with the Retention Agreement, on June 15, 2010 Dr. Nottenburg was granted 750,000 shares of restricted stock (the "Retention Shares") under the 2007 Plan, which had an aggregate grant date fair value of $1.9 million, and he agreed to relinquish his rights to two performance-based stock grants, each in the amount of 250,000 shares of restricted stock. The Company had previously determined it was not probable that the performance conditions for these two performance-based stock grants would be satisfied; accordingly, no stock-based compensation expense had been recorded. The Company recognized $1.9 million of stock-based compensation expense related to the Retention Shares in the year ended December 31, 2010.

        Dr. Nottenburg's employment letter of May 13, 2008 provided for the acceleration of vesting of stock options and restricted stock on the date Dr. Nottenburg's employment was terminated, provided that certain conditions were met. The Company recognized stock-based compensation expense related to these awards of $3.9 million in the year ended December 31, 2010.

Chief Operating Officer Awards

        On December 30, 2010, the Company announced that Gurudutt Pai stepped down as Executive Vice President and Chief Operating Officer, effective immediately, citing personal reasons. In connection with Mr. Pai's departure, the Company and Mr. Pai entered into a letter agreement dated December 29, 2010 (the "Separation Letter"). Pursuant to the Separation Letter and his employment agreement, the Company accelerated the vesting of certain unvested options to purchase the Company's common stock and shares of restricted stock. In addition, the Company paid Mr. Pai $66,000 in exchange for his forfeiture of certain other unvested options to purchase the Company's common stock that would have vested on his departure. As a result, the Company recognized stock-based compensation expense, net of forfeitures, aggregating $0.5 million in the year ended December 31, 2010 related to Mr. Pai's departure.

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

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(14) STOCK-BASED COMPENSATION PLANS (Continued)

        The activity related to the Company's outstanding stock options during the year ended December 31, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	24,081,565	$4.90
Granted	5,091,600	$3.07
Exercised	(694,833)	$1.40
Forfeited	(1,210,612)	$3.55
Expired	(9,090,532)	$5.32

Outstanding at December 31, 2010	18,177,188	$4.40	6.23	$1,275

Vested or expected to vest at December 31, 2010	17,487,448	$4.45	6.10	$1,212
Exercisable at December 31, 2010	11,944,736	$5.01	4.71	$637

        The grant date fair values of options to purchase common stock granted in the years ended December 31, 2010, 2009 and 2008, excluding the options granted to Mr. Dolan in fiscal 2010, were estimated using the Black-Scholes valuation model with the following assumptions:

	Year ended December 31,
	2010	2009	2008
Risk-free interest rate	1.46%–2.65%	1.76%–2.47%	2.18%–3.12%
Expected dividends	—	—	—
Weighted average volatility	64.50%	64.3%	71.75%
Expected life (years)	4.5	4.5	4.5

        The grant date fair value of the option to purchase the Company's common stock granted to Mr. Dolan on October 15, 2010 was estimated using the Black-Scholes valuation model with the following assumptions:

Risk-free interest rate	1.54%
Expected dividends	—
Weighted average volatility	62.26%
Expected life (years)	6.0

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

        The weighted average grant-date fair values of options granted during the year were $1.65 for the year ended December 31, 2010, $0.97 for the year ended December 31, 2009 and $2.23 for the year ended December 31, 2008. The total intrinsic values of options exercised during the year were

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(14) STOCK-BASED COMPENSATION PLANS (Continued)

$1.0 million for the year ended December 31, 2010, $0.1 million for the year ended December 31, 2009 and $0.3 million for the year ended December 31, 2008.

        The Company received cash from option exercises of $1.0 million in the year ended December 31, 2010, $0.1 million in the year ended December 31, 2009 and $0.4 million in the year ended December 31, 2008.

Restricted Stock Awards

        Recipients of restricted stock awards have voting rights and rights to receive dividends, if declared. Restricted stock awards generally vest 25% on the first anniversary of the grant date, with the remaining 75% vesting in equal increments semi-annually thereafter. Restricted stock awards issued in connection with the Company's Exchange Offer, which was completed on October 6, 2009, vest over a period of three years following the exchange date, with 33 1/3% of the shares vesting annually. The grant date fair value of restricted stock awards, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the requisite service period. The fair value of restricted stock is determined based on the market value of the Company's shares on the date of grant.

        The activity related to the Company's unvested restricted stock awards for the year ended December 31, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2010	3,444,496	$3.29
Granted	990,000	$2.48
Vested*	(2,392,787)	$3.24
Forfeited	(500,478)	$3.01

Unvested balance at December 31, 2010	1,541,231	$2.93

*
Includes 325,000 shares that were vested at December 31, 2010, but which will not be issued until the first quarter of fiscal 2011.

        The total fair value of restricted stock award shares vested during the year was $7.8 million in the year ended December 31, 2010, $4.9 million in the year ended December 31, 2009 and $7.0 million in the year ended December 31, 2008.

Performance-Based Stock Awards

        Similar to recipients of restricted stock awards, recipients of performance-based stock awards have voting rights and rights to dividends, if declared. The Company begins to record stock-based compensation expense for performance-based stock awards at the time that it becomes probable that the respective performance conditions will be achieved. The Company will continue to recognize the grant date fair value of performance-based stock awards through the vest date of the respective awards so long as it remains probable that the related performance conditions will be satisfied. The Company recorded stock-based compensation expense aggregating $0.8 million in the year ended December 31, 2010 and $0.1 million in the year ended December 31, 2009 related to performance-based stock awards.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(14) STOCK-BASED COMPENSATION PLANS (Continued)

        The activity related to the Company's performance-based stock awards for the year ended December 31, 2010 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2010	550,000	$4.15
Granted	545,389	$2.55
Vested*	(312,556)	$2.46
Forfeited	(697,000)	$3.86

Unvested balance at December 31, 2010	85,833	$2.47

*
Represents shares that were vested at December 31, 2010, but which will not be issued until the first quarter of fiscal 2011.

        There are approximately 887,000 shares of the Company's common stock that are not included in the table above (including 750,000 Performance Shares awarded to Mr. Dolan), as the Company has not yet established the performance conditions for these awards. The Company will begin to record stock-based compensation expense at the time that the performance conditions are established and when it becomes probable that the respective performance conditions will be achieved.

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

        On January 1 of each year, the aggregate number of shares of common stock available for purchase under the ESPP increases by the lesser of (i) 2% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors of the Company. At December 31, 2010, 25.0 million shares were authorized and 13.8 million shares were available under the ESPP for future issuance.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(14) STOCK-BASED COMPENSATION PLANS (Continued)

Stock-Based Compensation

        The consolidated statements of operations include stock-based compensation for the years ended December 31, 2010, 2009 and 2008 as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Product cost of revenue	$369	$361	$734
Service cost of revenue	1,620	1,784	2,731
Research and development	2,514	3,349	7,921
Sales and marketing	2,661	4,231	5,662
General and administrative	8,121	3,085	8,074

	$15,285	$12,810	$25,122

        Excluded from the amount above for the year ended December 31, 2008 is $0.2 million of stock-based compensation expense included in the loss from discontinued operations. In addition, the Company included stock-based compensation in inventory of $0.1 million at both December 31, 2010 and 2009.

        There is no income tax benefit for employee stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008 due to the valuation allowance recorded.

        At December 31, 2010, there was $12.7 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, restricted stock awards and performance-based stock awards for which the Company believes it is probable the performance conditions will be met. This expense is expected to be recognized over a weighted average period of three years.

Common Stock Reserved

        Common stock reserved for future issuance at December 31, 2010 consists of the following:

Amended 2007 Plan	20,069,057
ESPP	13,827,103

33,896,160

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

        The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock (which includes for this purpose shares of common stock referenced in derivative transactions or securities), or commences or publicly announces a tender or exchange offer upon consummation of which they would beneficially own 15% or more of the Company's common stock. A person or group who beneficially owned 15% or more of the outstanding shares of the Company's common stock prior to the adoption of the Rights Plan did not cause the Rights to become exercisable upon adoption of the Rights Plan. As a result, the Rights will not be triggered even though Legatum Capital Limited and certain of its affiliates ("Legatum") have reported that they beneficially owned approximately 25% of the outstanding shares of the Company's common stock prior to the adoption of the Rights Plan based on Legatum's public filings with the Securities and Exchange Commission (the "SEC"). However, Legatum and its affiliates will cause the Rights to become exercisable if they (subject to certain limited exceptions) become the beneficial owner of additional shares of the Company's common stock or their beneficial ownership decreases below 15% and subsequently increases to 15% or more. Should the Rights become exercisable, the effect would be to dilute the ownership of the beneficial owner(s) who triggered the Rights, as that beneficial owner or group of owners would not receive the Rights.

(16) EMPLOYEE DEFINED CONTRIBUTION PLAN

        The Company provides a matching contribution of 50% of employee contributions to its 401(k) savings plan, up to a maximum match of $3,500 per employee per year. The Company recorded expense related to its 401(k) savings plan of $1.1 million in the year ended December 31, 2010, $1.2 million in the year ended December 31, 2009 and $1.6 million in the year ended December 31, 2008.

(17) INCOME TAXES

        The components of income (loss) from continuing operations before income taxes consist of the following (in thousands):

	Year ended December 31,
	2010	2009	2008
Income (loss) before income taxes:
United States	$(11,031)	$(8,135)	$(39,253)
Foreign	1,033	744	2,778

	$(9,998)	$(7,391)	$(36,475)

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(17) INCOME TAXES (Continued)

        The Company recorded an income tax benefit for discontinued operations of $1.0 million for the year ended December 31, 2008.

        The provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

	Year ended December 31,
	2010	2009	2008
Provision (benefit) for income taxes:
Current:
Federal	$(80)	$(1,388)	$(401)
State	152	(15)	125
Foreign	1,027	(1,505)	2,159

Total current	1,099	(2,908)	1,883

Deferred:
Federal	13,363	5,156	(8,176)
State	1,340	(706)	(2,173)
Foreign	(406)	449	(246)
Change in valuation allowance	(14,703)	(4,450)	88,387

Total deferred	(406)	449	77,792

Total	$693	$(2,459)	$79,675

        A reconciliation of the Company's effective tax rate for continuing operations to the statutory federal rate is as follows:

	Year ended December 31,
	2010	2009	2008
U.S. Statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(8.8)	(9.8)	(5.6)
Foreign income taxes	(2.5)	(17.8)	2.4
Foreign dividends	—	—	1.1
Stock-based compensation	4.9	14.8	14.6
Tax credits	(6.2)	(22.6)	(3.9)
Uncertain tax positions	(0.8)	0.2	0.1
Valuation allowance	53.0	33.2	242.3
Other, net	2.3	3.7	2.5

Effective income tax rate	6.9%	(33.3)%	218.5%

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(17) INCOME TAXES (Continued)

        The following is a summary of the significant components of deferred income tax assets and liabilities (in thousands):

	December 31,
	2010	2009
Assets:
Net operating loss carryforwards	$46,822	$38,468
Capital loss carryforward	5,423	5,169
Research and development tax credits	19,046	18,004
Other tax credits	1,013	575
Intangible assets	769	907
Deferred revenue	7,991	13,634
Accrued expenses	6,940	7,001
Inventory	4,968	4,035
Stock-based compensation	7,378	27,047
Other temporary differences	5,017	4,923

	105,367	119,763
Valuation allowance	(103,114)	(117,817)

Total deferred tax assets	2,253	1,946

Liabilities:
Purchased intangible assets	—	(99)
Unrealized gain on available-for-sale securities	(574)	(574)

Total deferred tax liabilities	(574)	(673)

Total net deferred tax assets	$1,679	$1,273

Deferred tax asset—current	$408	$562
Deferred tax asset—noncurrent	1,271	711

Total net deferred tax assets	$1,679	$1,273

        At December 31, 2010, the Company had cumulative net operating losses ("NOL") of $154.6 million for federal income tax purposes and $40.2 million for state income tax purposes. The federal NOL carryforwards expire at various dates from 2020 through 2029. The state NOL expires at various dates from 2010 through 2028. Of the federal NOL, $111.8 million is attributable to stock option deductions. The Company's federal NOL carryforward for tax return purposes is $25.7 million greater than its recognized federal NOL for financial reporting purposes, as excess tax benefits (stock compensation deductions in excess of book compensation costs) are not recognized until realized. The tax benefit of this loss would be recognized for financial statement purposes in the period in which the tax benefit reduces income taxes payable, which will not be recognized until the Company recognizes a reduction in taxes payable from all other NOL carryforwards. In addition, the Company has $7.4 million of deferred tax assets as of December 31, 2010 related to compensation expenses recognized for financial reporting purposes that are not deductible for tax purposes until options are exercised or shares vest. As employees will not exercise the underlying options unless the current market price exceeds the option exercise price and the Company's tax deduction for restricted shares is determined as the shares vest, the ultimate realization of the benefit related to stock options is directly

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(17) INCOME TAXES (Continued)

associated with the price of the Company's common stock. At December 31, 2010, the Company's stock price of $2.67 was well below the weighted average exercise price of the Company's stock options of $4.40.

        The Company also has available federal and state research and development credit carryforwards of $25.0 million that expire at various dates from 2015 through 2029.

        The Company has available $14.0 million of capital loss carryover resulting from the sale of Zynetix on November 26, 2008. The capital loss is only available to offset capital gains. Because it is not more likely than not that the Company will realize a benefit prior to the expiration of the capital loss carryforward in 2013, a full valuation allowance has been established against the $5.4 million tax benefit associated with this capital loss.

        Deferred tax assets are required to be reduced by a valuation allowance, if based on all available evidence, it is considered more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. As a result of the Company's evaluation, the Company concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to its cumulative losses and other factors. Accordingly, during the fourth quarter of fiscal 2008, the Company recorded an increase to its valuation allowance of $88.4 million on substantially all of its domestic net deferred tax assets after considering all positive and negative factors as to the recoverability of these assets. This determination was based on many factors, including the severity of the current and prior year losses, three years of cumulative losses, the current severe economic recession, a significant decrease to taxable income forecasted in future periods, and other relevant factors.

        During fiscal 2010 and fiscal 2009, the Company performed an analysis to determine if, based on all available evidence, it considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. As a result of the Company's evaluation, the Company concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to its cumulative losses and other factors. Accordingly, the Company has maintained a valuation allowance against its domestic deferred tax asset amounting to $103.1 million at December 31, 2010 and $117.8 million at December 31, 2009. During the preparation of the 2010 financial statements, the Company determined that in prior years, the Company had overstated the balance of deferred tax assets relating to stock-based compensation and, since 2008, had overstated the valuation allowance related to those assets by an equal and offsetting amount. At December 31, 2009, the deferred tax assets and related valuation allowance were overstated by $11.0 million. The Company has corrected this error in the above deferred income tax assets and liabilities components table as of December 31, 2010. Because these deferred tax assets carry a full valuation allowance, the correction of this error had no effect on the 2010 tax provision, consolidated balance sheet or consolidated statement of cash flows.

        The Company operates under a tax holiday in India, which has been extended through March 2011.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(17) INCOME TAXES (Continued)

        A reconciliation of the Company's unrecognized tax benefits is as follows (in thousands):

	2010	2009	2008
Unrecognized tax benefits at January 1	$10,070	$7,526	$6,167
Increases related to current year tax positions	23	2,562	1,561
Settlements	(103)	(18)	(202)

Unrecognized tax benefits at December 31	$9,990	$10,070	$7,526

As of the date of adoption of the guidance related to uncertain tax positions, the Company elected to include any applicable interest and penalties related to uncertain tax positions in its income tax provision in its consolidated statement of operations. The Company recorded liabilities for potential penalties and interest of $23,000 for the year ended December 31, 2010, and $18,000 for the years ended December 31, 2009 and 2008. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months. Due to the Company's valuation allowance at December 31, 2010, none of the Company's unrecognized tax benefits, if recognized, would affect the effective tax rate.

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Generally, the tax years 2006 through 2010 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company's federal NOLs generated prior to 2003 could be adjusted on examination even though the year in which the loss was generated is otherwise closed by the statute of limitations. The Company's primary state jurisdiction, Massachusetts, has open periods from 2006 through 2010.

(18) MAJOR CUSTOMERS

        The Company had one customer, AT&T, that contributed approximately 21% of the Company's consolidated revenue in the year ended December 31, 2010 and approximately 29% of the Company's consolidated revenue in the year ended December 31, 2008. The Company had no customers that contributed 10% or more of its consolidated revenue in the year ended December 31, 2009, and no other customers that contributed 10% or more of consolidated revenue in the years ended December 31, 2010 and 2008.

        At December 31, 2010, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 14% of the Company's accounts receivable balance. At December 31, 2009 there were no customers that accounted for 10% or more of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(19) GEOGRAPHIC AND OPERATING SEGMENT INFORMATION

        The Company's classification of revenue by geographic area is determined by the location of the Company's customers. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Year ended December 31,
	2010	2009	2008
United States	68%	70%	70%
Europe, Middle East and Africa	15	18	15
Japan	12	9	10
Other Asia Pacific	2	1	3
Other	3	2	2

	100%	100%	100%

        International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next, and accordingly, current data may not be indicative of future periods.

        The Company's product revenue is comprised of the following (in thousands):

	Year ended December 31,
	2010	2009	2008
Trunking and access products	$122,244	$112,412	$188,796
Peering (NBS) products	24,339	23,864	14,591

	$146,583	$136,276	$203,387

        The Company's service revenue is comprised of the following (in thousands):

	Year ended December 31,
	2010	2009	2008
Maintenance	$78,379	$69,132	$78,996
Professional services	24,345	22,088	30,762

	$102,724	$91,220	$109,758

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

confirmatory discovery and final court approval, the Company agreed to pay $9.5 million to the shareholder class in the case, as well as $0.1 million toward the cost of the class notice process. In addition, the Company incurred $0.4 million in incremental legal fees in connection with the confirmatory discovery and settlement approval process. Of these amounts, $9.6 million is included as a component of Litigation settlements, net of insurance recovery, and $0.4 million is included as a component of General and administrative expense in the Company's consolidated statement of operations for the year ended December 31, 2008. On February 4, 2009, the Court issued an order in which it certified a settlement class, preliminarily approved the settlement, and ordered that notice be sent to the settlement class. The hearing on final court approval of the settlement was held on June 16, 2009, and the court entered its Orders finally approving the settlement and the request of plaintiffs' counsel for attorneys' fees on June 23, 2009. There were no class member objections to the settlement. At December 31, 2008, the Company had accrued $10.0 million related to this settlement which was paid to the plaintiffs in fiscal 2009. The Company did not have any insurance available for this claim.

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

(21) RELATED PARTIES

        Dr. Nottenburg, the Company's former President and Chief Executive Officer, serves on the Board of Directors of Comverse Technology ("Comverse"), a worldwide provider of software and systems. Comverse has several majority-owned subsidiaries, including Ulticom, Inc. (which Comverse sold in the fourth quarter of fiscal 2010) and Verint Systems. All three companies are vendors of the Company. The Company had well-established and ongoing business relationships with these vendors prior to the appointment of Dr. Nottenburg as the Company's President and Chief Executive Officer effective June 13, 2008. Costs incurred for purchases from these companies, in the aggregate, were $3.9 million for the period from January 1, 2010 through October 12, 2010, $6.5 million for the year ended December 31, 2009 and $3.5 million for the period from June 13, 2008 through December 31, 2008. The Company had an aggregate outstanding accounts payable balance to these companies of $0.2 million at December 31, 2009. The Company did not have an outstanding accounts payable balance with Comverse or its Verint Systems subsidiary at December 31, 2010.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(22) COMMITMENTS AND CONTINGENCIES

Leases

        The Company leases its facilities under operating leases, which expire at various times through 2018. The Company is responsible for certain real estate taxes, utilities and maintenance costs under these leases. The Company's corporate headquarters is located in a leased facility in Westford, Massachusetts, consisting of 97,500 square feet under a lease that expires in August 2018. Sonus moved into this facility in December 2010. Escalation clauses, free rent and other lease concessions are recognized on a straight-line basis over the minimum lease term. Rent expense was $5.5 million in the year ended December 31, 2010, $5.6 million in the year ended December 31, 2009 and $5.2 million in the year ended December 31, 2008.

        Future minimum payments under operating lease arrangements as of December 31, 2010 are as follows (in thousands):

Years ending December 31,
2011	$3,485
2012	2,970
2013	2,799
2014	2,772
2015	2,630
Thereafter	3,529

$18,185

2001 IPO Litigation

        In November 2001, a purchaser of the Company's common stock filed a complaint in the United States District Court for the Southern District of New York (the "District Court") against the Company, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with the Company's initial public offering ("IPO") and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased the Company's common stock between the date of the IPO on May 24, 2000 and December 6, 2000. The amended complaint, filed in April 2002, alleges that the Company's registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between the underwriters and certain purchasers to make additional purchases in the after market. The claims against the Company are asserted under Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly-traded companies and their IPO underwriters which, along with the actions against the Company, have been transferred to a single federal judge for purposes of coordinated case management.

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

        In October 2004, the District Court certified the class in a case against certain defendants. On August 31, 2005, the District Court approved the terms of the proposed settlement.

        On December 5, 2006, the United States Court of Appeals for the Second Circuit (the "Second Circuit") reversed the District Court's October 2004 order certifying a class. On August 25, 2009, the plaintiffs filed a motion for final approval of the proposed settlement, approval of the plan of distribution of the settlement fund and certification of the settlement classes. A settlement fairness hearing was held on September 10, 2009. On October 5, 2009, the District Court issued an opinion granting plaintiffs' motion for final approval of the settlement, approval of the plan of distribution of a new settlement fund and certification of the settlement classes. An Order and Final Judgment was entered on January 14, 2010.

        On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the Second Circuit withdrawing their appeals with prejudice, and one of the remaining objectors filed a brief in support of his appeal. On December 8, 2010, plaintiffs moved to dismiss with prejudice the appeal filed by one of the two appellants based on alleged violations of the Second Circuit's rules, including failure to serve, falsifying proofs of service, and failure to include citations to the record. The motion was fully briefed as of December 30, 2010, but the Second Circuit has not yet ruled on the motion. The filing of plaintiffs' motion tolled the deadline for appellees to file answering briefs on both appeals. If the District Court's order is upheld on appeal, the Company would have no material liability in connection with this litigation, and this litigation would be resolved.

        On October 5, 2007, Vanessa Simmonds, a purported shareholder, filed a complaint in the United States District Court for the Western District of Washington (the "Western District Court") for recovery of short-swing profits under Section 16(b) of the Exchange Act against the underwriters in the IPO in 2000. On February 28, 2008, the plaintiff filed an amended complaint asserting substantially similar claims as set forth in the initial complaint. The amended complaint seeks recovery against the underwriters for profits they received from the sale of the Company's common stock in connection with the IPO. The Company was named as a nominal defendant but has no liability for the asserted claims. No Sonus officers or directors were named in the amended complaint. On March 12, 2009, the Western District Court entered its judgment in the case and granted the moving issuers' motion to dismiss, finding plaintiff's demand letters were insufficient to put the issuers on notice of the claims asserted against them. The Western District Court also granted the underwriters' motion to dismiss as to the claims arising from the non-moving issuers' IPOs, finding plaintiff's claims were time-barred under the applicable statute of limitations.

        Following an appeal to the United States Court of Appeals for the Ninth Circuit (the "Ninth Circuit"), on December 2, 2010, the Ninth Circuit affirmed the Western District Court's decision to dismiss the moving issuers' cases (including the Company's) on the grounds that plaintiff's demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the Western District Court's decision on the underwriter's motion to dismiss as to the claims arising from the non-moving issuers' IPOs, finding plaintiff's claims were not time-barred under the

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(22) COMMITMENTS AND CONTINGENCIES (Continued)

applicable statute of limitations. In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the Western District Court the same challenges to plaintiff's demand letters that moving issuers had filed.

        On January 18, 2011, the Ninth Circuit denied all petitions for rehearing and petitions for rehearing en banc. On January 25, 2011, the Ninth Circuit granted the underwriters' motion to stay the issuance of mandate and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. On January 26, 2011, the Ninth Circuit granted the appellant's motion and ruled that the mandate in all cases (including the Company's and other moving issuers) is stayed for ninety days pending the appellant's filing of a petition for writ of certiorari in the United States Supreme Court. The Company currently believes that the outcome of this litigation will not have a material adverse impact on its financial position or results of operations.

Other

        In addition, we are often a party to disputes and legal proceedings that we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

(23) QUARTERLY RESULTS (UNAUDITED)

        The following tables present the Company's quarterly operating results for the years ended December 31, 2010 and 2009. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with the Company's audited consolidated financial statements and related notes.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Fiscal 2010
Revenue	$62,408	$61,181	$42,739	$82,979
Cost of revenue	24,230	22,668	18,961	30,296

Gross profit	$38,178	$38,513	$23,778	$52,683

Income (loss) from operations	$(500)	$44	$(22,555)	$11,452
Net income (loss)	$(134)	$311	$(22,278)	$11,410
Earnings (loss) per share(1):
Basic	$—	$—	$(0.08)	$0.04
Diluted	$—	$—	$(0.08)	$0.04
Shares used in computing earnings (loss) per share:
Basic	274,701	275,051	275,412	276,659
Diluted	274,701	276,314	275,412	278,096

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(23) QUARTERLY RESULTS (UNAUDITED) (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Fiscal 2009
Revenue	$41,012	$61,607	$56,165	$68,712
Cost of revenue	17,797	21,315	20,915	23,333

Gross profit	$23,215	$40,292	$35,250	$45,379

Income (loss) from operations	$(17,764)	$2,268	$(3,529)	$7,641
Net income (loss)	$(16,227)	$4,383	$(3,397)	$10,309
Earnings (loss) per share(1):
Basic	$(0.06)	$0.02	$(0.01)	$0.04
Diluted	$(0.06)	$0.02	$(0.01)	$0.04
Shares used in computing earnings (loss) per share:
Basic	273,095	273,543	273,907	274,359
Diluted	273,095	273,768	273,907	275,152

(1)
Net income (loss) per share is calculated independently for each of the quarters presented; accordingly, the sum of the quarterly net income (loss) per share may not equal the total calculated for the year.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Management's Annual Report on Internal Control over Financial Reporting

        Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting is effective.

        Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued an attestation report on management's internal control over financial reporting, which is included in this Item 9A under the caption "Report of Independent Registered Public Accounting Firm."

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sonus Networks, Inc.
Westford, Massachusetts

        We have audited the internal control over financial reporting of Sonus Networks, Inc. and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 10, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 10, 2011

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 is included under the caption "Executive Officers of the Registrant," "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Business Conduct and Ethics" and "Board Meetings and Committees" in our definitive Proxy Statement with respect to our 2011 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this Item 11 is included under the captions "Director Compensation," "Summary of Executive Compensation," "Plan-Based Awards," "Option Holdings," "Severance and Change-in-Control Arrangements," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement with respect to our 2011 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 is included under the captions "Beneficial Ownership of Securities" and "Equity Compensation Plan Information" in our definitive Proxy Statement with respect to our 2011 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item 13 is included, as applicable, under the captions "Severance and Change-in-Control Agreements," "Indemnification Agreements," "Director Independence" and "Transactions with Related Persons" in our definitive Proxy Statement with respect to our 2011 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information required by this Item 14 is included under the captions "Fees for Independent Registered Public Accounting Firm during the years ended December 31, 2010 and 2009" and "Policy on Audit Committee Pre-approval of Audit and Non-audit Services" in our definitive Proxy Statement with respect to our 2011 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year and is incorporated herein by reference.

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

SONUS NETWORKS, INC.
March 10, 2011	By:	/s/ RAYMOND P. DOLAN Raymond P. Dolan President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ RAYMOND P. DOLAN Raymond P. Dolan	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2011
/s/ WAYNE PASTORE Wayne Pastore	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 10, 2011
/s/ ELMER LAI Elmer Lai	Vice President, Finance, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 10, 2011
/s/ HOWARD E. JANZEN Howard E. Janzen	Chairman	March 10, 2011
/s/ JAMES K. BREWINGTON James K. Brewington	Director	March 10, 2011
/s/ JOHN P. CUNNINGHAM John P. Cunningham	Director	March 10, 2011
/s/ BEATRIZ INFANTE Beatriz Infante	Director	March 10, 2011
/s/ JOHN A. SCHOFIELD John A. Schofield	Director	March 10, 2011
/s/ SCOTT E. SCHUBERT Scott E. Schubert	Director	March 10, 2011
/s/ PAUL J. SEVERINO Paul J. Severino	Director	March 10, 2011
/s/ H. BRIAN THOMPSON H. Brian Thompson	Director	March 10, 2011

EXHIBIT INDEX

Exhibit No.		Description
3.1		Fourth Amended and Restated Certificate of Incorporation of Sonus Networks, Inc., as amended (incorporated by reference to the Registrant's Current Report on Form 8-K, filed June 22, 2009 with the SEC).
3.2		Certificate of Designation specifying the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share (incorporated by reference to the Registrant's Current Report on Form 8-K, filed June 27, 2008 with the SEC).
3.3		Amended and Restated By Laws of Registrant (incorporated by reference to the Registrant's Current Report on Form 8-K, filed June 22, 2009 with the SEC).
4.1		Form of Stock Certificate representing shares of Sonus Networks, Inc. Common Stock (incorporated by reference to the Registrant's Registration Statement on Form S-1).
4.2		Rights Agreement, dated June 26, 2008, between the Registrant and American Stock Transfer & Trust Company, LLC, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and Exhibit C thereto a Summary of Rights to Purchase Shares of Preferred Stock (incorporated by reference to the Registrant's Current Report on Form 8-K, filed June 27, 2008 with the SEC).
10.1		Registration Rights Agreement, dated as of November 2, 2000, by and among Sonus Networks, Inc. and the Stockholder parties thereto (incorporated by reference to the Registrant's Registration Statement on Form S-4).
10.2	+	Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to the Registrant's Registration Statement on Form S-1)
10.3	+	Form of Notice of Grant of Stock Options and Stock Option Agreement under the 1997 Stock Incentive Plan—Additional Terms and Conditions (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, filed August 20, 2004 with the SEC).
10.4	+	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, filed August 20, 2004 with the SEC).
10.5	+	Form of Resale Restriction Agreement (incorporated by reference to the Registrant's Current Report on Form 8-K, filed December 28, 2005 with the SEC).
10.6	+	Form of Consent to Stock Option Amendment (incorporated by reference to the Registrant's Current Report on Form 8-K, filed December 29, 2006 with the SEC).
10.7	+	Amended and Restated 2000 Employee Stock Purchase Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K, filed March 6, 2008 with the SEC).
10.8	+	Form of Nonstatutory Stock Option Agreement Granted Under the 2007 Stock Incentive Plan (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, filed May 8, 2008 with the SEC).
10.9	+	Form of Award of Restricted Stock and Restricted Stock Agreement Under the 2007 Stock incentive Plan (incorporated by Reference to the Registrant's Quarterly Report on Form 10-Q, filed May 8, 2008 with the SEC).
10.10	+	Employment Agreement between the Registrant and Richard N. Nottenburg accepted on May 16, 2008 (incorporated by reference to the Registrant's Current Report on Form 8-K, filed May 20, 2008 with the SEC).
10.11	+	Executive Severance and Arbitration Agreement between the Registrant and Matthew Dillon accepted on October 7, 2008 (incorporated by reference to the Registrant's Current Report on Form 8-K, filed October 8, 2008 with the SEC).

Exhibit No.		Description
10.12	+	Employment Letter between the Registrant and Gurudutt Pai accepted on December 11, 2008 (incorporated by reference to the Registrant's Current Report on Form 8-K, filed on December 15, 2008 with the SEC).
10.13		Letter Agreement dated January 9, 2009 by and among the Registrant and Legatum Capital Limited and certain of its affiliates (incorporated by reference to the Registrant's Current Report on Form 8-K, filed January 12, 2009 with the SEC).
10.14	*+	2007 Stock Incentive Plan, as amended.
10.15	+	Senior Management Cash Incentive Plan (incorporated by reference to the Registrant's Current Report on Form 8-K, filed February 24, 2010 with the SEC).
10.16	+	Amendment to Employment Letter between the Registrant and Gurudutt Pai accepted on February 18, 2010 (incorporated by reference to the Registrant's Annual Report on Form 10-K, filed February 25, 2010 with the SEC).
10.17	+	Executive Severance and Arbitration Agreement between the Registrant and Wayne Pastore accepted on October 2, 2008 (incorporated by reference to the Registrant's Annual Report on Form 10-K, filed February 25, 2010 with the SEC).
10.18	+	Amendment to Employment Letter between the Registrant and Wayne Pastore accepted on February 19, 2010 (incorporated by reference to the Registrant's Annual Report on Form 10-K, filed February 25, 2010 with the SEC).
10.19	+	Amendment to Employment Letter between the Registrant and Wayne Pastore accepted on April 29, 2010 (incorporated by reference to the Registrant's Current Report on Form 8-K, filed May 3, 2010 with the SEC).
10.20	+	Retention Letter between the Registrant and Richard N. Nottenburg accepted on May 18, 2010 (incorporated by reference to the Registrant's Current Report on Form 8-K, filed May 20, 2010 with the SEC).
10.21	+	Employment Agreement between the Registrant and Jeffrey M. Snider accepted on June 1, 2009 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, filed August 3, 2010 with the SEC).
10.22	+	Employment Agreement between the Registrant and Kumar Vishwanathan accepted on July 6, 2009 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, filed August 3, 2010 with the SEC).
10.23	+	Amendment to Employment Agreement between the Registrant and Kumar Vishwanathan accepted on July 29, 2010 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, filed August 3, 2010 with the SEC).
10.24	+	Employment Agreement between the Registrant and Raymond P. Dolan accepted on October 8, 2010 (incorporated by reference to the Registrant's Current Report on Form 8-K, filed October 12, 2010 with the SEC).
10.25		Lease, dated August 11, 2010, between Michelson Farm-Westford Technology Park IV Limited Partnership and the Registrant with respect to the property located at 4 Technology Park Drive, Westford, Massachusetts (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, filed November 2, 2010 with the SEC).
10.26		First Amendment to Lease, dated October 27, 2010, between Michelson Farm-Westford Technology Park IV Limited Partnership and the Registrant with respect to the property located at 4 Technology Park Drive, Westford, Massachusetts (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, filed November 2, 2010 with the SEC).
10.27		Lease and Sublease Termination Agreement, dated August 11, 2010, by and among Michelson Farm-Westford Technology Park V and VIII Limited Partnership, Teradyne, inc. and the Registrant with respect to the properties located at 7 and 9 Technology Park Drive, Westford, Massachusetts (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, filed November 2, 2010 with the SEC).

Exhibit No.		Description
10.28	+	Separation Letter between the Registrant and Gurudutt Pai accepted on December 29, 2010 (incorporated by reference to the Registrant's Current Report on Form 8-K, filed December 30, 2010 with the SEC).
10.29	*+	Employment Agreement between the Registrant and Wayne Pastore accepted on December 28, 2007.
10.30	+	Employment Agreement between the Registrant and Rajiv Laroia accepted on February 11, 2011 (incorporated by reference to the Registrant's Current Report on Form 8-K, filed February 16, 2011 with the SEC).
10.31	+	Amendment to Employment Agreement between the Registrant and Raymond P. Dolan, accepted on February 14, 2011 (incorporated by reference to the Registrant's Current Report on Form 8-K, filed February 16, 2011 with the SEC).
14.1		Corporate Code of Conduct and Ethics (incorporated by reference to the Registrant's Current Report on Form 8-K, filed April 1, 2009 with the SEC).
21.1	*	Subsidiaries of the Registrant.
23.1	*	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP
31.1	*	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

+
Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.