Form 10-Q
period 2011-03-31
SONUS NETWORKS INC
filed 2011-05-03
CIK 1105472

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

        As of April 20, 2011, there were 278,372,236 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED MARCH 31, 2011

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

SONUS NETWORKS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$87,152	$62,501
Marketable securities	245,302	258,831
Accounts receivable, net of allowance for doubtful accounts of $313 at March 31, 2011 and December 31, 2010	28,521	52,813
Inventory	29,114	22,499
Deferred income taxes	401	408
Other current assets	18,740	16,474

Total current assets	409,230	413,526
Property and equipment, net	21,117	21,284
Intangible assets, net	1,500	1,600
Goodwill	5,062	5,062
Investments	69,874	87,087
Deferred income taxes	1,413	1,271
Other assets	4,663	26,124

	$512,859	$555,954

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$17,869	$16,936
Accrued expenses	18,272	29,999
Current portion of deferred revenue	50,493	42,776
Current portion of long-term liabilities	290	338

Total current liabilities	86,924	90,049
Deferred revenue	12,320	42,811
Long-term liabilities	4,437	4,138

Total liabilities	103,681	136,998

Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized; 278,368,611 shares issued and outstanding at March 31, 2010 and 277,170,262 shares issued and outstanding at December 31, 2010	278	277
Additional paid-in capital	1,303,932	1,301,285
Accumulated deficit	(901,909)	(889,501)
Accumulated other comprehensive income	6,877	6,895

Total stockholders' equity	409,178	418,956

	$512,859	$555,954

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2011	2010
Revenue:
Product	$35,953	$36,278
Service	31,346	26,130

Total revenue	67,299	62,408

Cost of revenue:
Product	23,161	12,301
Service	17,513	11,929

Total cost of revenue	40,674	24,230

Gross profit	26,625	38,178

Operating expenses:
Research and development	15,608	14,940
Sales and marketing	14,297	13,594
General and administrative	8,196	10,144

Total operating expenses	38,101	38,678

Loss from operations	(11,476)	(500)
Interest income, net	435	502
Other income, net	—	10

Income (loss) before income taxes	(11,041)	12
Income tax provision	(1,367)	(146)

Net loss	$(12,408)	$(134)

Loss per share
Basic	$(0.04)	$—
Diluted	$(0.04)	$—
Shares used to compute loss per share:
Basic	277,712	274,701
Diluted	277,712	274,701

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(12,408)	$(134)
Adjustments to reconcile net loss to cash flows provided by operating activities: Depreciation and amortization of property and equipment	2,850	2,458
Amortization of intangible assets	100	138
Stock-based compensation	2,026	2,486
(Gain) loss on disposal of property and equipment	(12)	57
Changes in operating assets and liabilities:
Accounts receivable	24,390	15,477
Inventory	10,425	2,852
Other operating assets	2,981	(2,098)
Accounts payable	900	3,547
Accrued expenses	(11,281)	(5,039)
Deferred revenue	(22,624)	(16,445)

Net cash provided by (used in) operating activities	(2,653)	3,299

Cash flows from investing activities:
Purchases of property and equipment	(3,165)	(1,763)
Purchase of intangible assets	—	(2,000)
Purchases of marketable securities	(42,773)	(121,856)
Sale/maturities of marketable securities	72,487	61,493

Net cash provided by (used in) investing activities	26,549	(64,126)

Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	754	609
Proceeds from exercise of stock options	665	35
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(877)	(180)
Principal payments of capital lease obligations	(26)	(55)

Net cash provided by financing activities	516	409

Effect of exchange rate changes on cash and cash equivalents	239	(44)

Net increase (decrease) in cash and cash equivalents	24,651	(60,462)
Cash and cash equivalents, beginning of year	62,501	125,323

Cash and cash equivalents, end of period	$87,152	$64,861

Supplemental disclosure of cash flow information:
Interest paid	$3	$13
Income taxes paid	$197	$518
Income tax refunds received	$547	$366
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$956	$513

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) BASIS OF PRESENTATION

Business

        Sonus Networks, Inc. ("Sonus" or the "Company") was incorporated in 1997 and is a leading provider of voice and data infrastructure solutions, including softswitch and session border control products for service providers and enterprises. The Company's infrastructure solutions allow efficient and reliable delivery of voice and multimedia sessions over Internet Protocol ("IP") networks. Sonus' products include carrier-class infrastructure equipment and software that enables voice services to be delivered over IP packet-based networks while allowing the Company's customers to manage the flows of such sessions in their networks using business policies.

        The Company's target customers comprise both traditional and emerging communications service providers, including long distance carriers, local exchange carriers, Internet service providers, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers, as well as enterprise customers. The Company also collaborates with its customers to identify and develop new, advanced services and applications that they may offer to their customers.

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

        Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2010 ("Annual Report") filed on March 10, 2011 with the SEC.

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

(2) REVENUE RECOGNITION

        The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility of the related receivable is probable. When the Company has future obligations, including a requirement to deliver additional elements that are essential to the functionality of the delivered elements or when customer acceptance is required, Sonus defers revenue recognition and related costs until those obligations are satisfied. Likewise, when fees for products or services are not fixed and determinable, Sonus defers the recording of receivables, deferred revenue and revenue until such time as the fees become due or are collected. The ordering patterns and sales lead times associated with customer orders may vary significantly from period to period. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges.

        Revenue from maintenance and support services is recognized ratably over the service period. Maintenance revenue is deferred until the associated product is accepted by the customer and all other revenue recognition criteria have been met. Maintenance and support services include telephone support, return and repair support and unspecified rights to product upgrades and enhancements. Revenue from other professional services is typically recognized as the services are delivered if all other revenue recognition criteria have been met.

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

        The Company currently sells the majority of its products directly to its end customers. For products sold to resellers and distributors with whom the Company has sufficient history regarding the potential for product returns or refunds or any form of concession, the Company recognizes revenue on a sell-in basis. For all other resellers and distributors, the Company recognizes revenue on a sell-through basis.

        In October 2009, the Financial Accounting Standards Board ("FASB") amended the Accounting Standards Codification ("ASC") as summarized in Accounting Standards Update ("ASU") No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements ("ASU 2009-14") and No. ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements ("ASU 2009-13"). ASU 2009-14 amends industry-specific revenue accounting guidance for software and software-related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product's essential functionality. All stand alone software components will continue to be accounted for under the guidance of ASC 985-605 Software—Revenue Recognition ("ASC 985-605"). ASU 2009-13 amended the accounting standards for multiple-deliverable revenue arrangements to:

  •
  provide updated guidance on how the deliverables in an arrangement should be separated, and how consideration should be allocated;

  •
  require an entity to allocate revenue in an arrangement using estimated selling prices ("ESP") of deliverables if a vendor does not have vendor-specific objective evidence of selling price ("VSOE") or third-party evidence of selling price ("TPE"); and

  •
  eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price of the deliverables method.

        Effective January 1, 2011, the Company prospectively adopted the provisions of ASU 2009-13 and ASU 2009-14 for new and materially modified arrangements originating on or after January 1, 2011.

        The Company's products typically have both software and non-software components that function together to deliver the products' essential functionality. The Company's products are primarily marketed based on the software elements contained therein. In addition, hardware sold generally cannot be used apart from the software. Therefore, Sonus considers its principal products to be both software- and hardware-related. Many of the Company's sales involve multiple-element arrangements that include product, maintenance and various professional services. The adoption of the guidance discussed above affects the Company's multiple-element arrangements when they contain tangible products (hardware) with software elements, which comprise the majority of the Company's revenue transactions. The Company may enter into future sales transactions that do not contain tangible hardware components, such as software-only add-on sales, which will continue to be subject to the software revenue recognition guidance in ASC 985-605.

        The multiple-deliverable revenue guidance requires that the Company evaluate each deliverable in an arrangement to determine whether such deliverable would represent a separate unit of accounting.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(2) REVENUE RECOGNITION (Continued)

The delivered item constitutes a separate unit of accounting when it has stand alone value and there are no customer-negotiated refunds or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item and the delivery and performance of the undelivered item are considered probable and substantially in the Company's control, the delivered element constitutes a separate unit of accounting. In instances when the aforementioned criteria are not met, the deliverable is combined with the undelivered elements and revenue recognition is determined for the combination as a single unit of accounting. Most of the Company's products and services should qualify as separate units of accounting and revenue will be recognized when the applicable revenue recognition criteria are met.

        For transactions entered into prior to January 1, 2011, Sonus recognized revenue in accordance with ASC 985-605. Revenue associated with elements for which VSOE had been established was recorded based on the VSOE value; revenue for any undelivered elements that were considered not essential to the functionality of the product and for which VSOE had been established was deferred based on the VSOE value, and any remaining arrangement fee was then allocated to and recognized as product revenue utilizing the residual method. If Sonus could not establish VSOE for each undelivered element, including specified upgrades, it would defer all revenue on the entire arrangement until VSOE existed for the remaining undelivered elements or all elements were delivered, provided that all other revenue recognition criteria were met.

        ASU 2009-13 requires an entity to allocate revenue to arrangement deliverables using the relative selling price method. The standard establishes a hierarchy of evidence to determine the stand alone selling price of a deliverable based on VSOE, TPE or ESP. The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligation, or subject to customer-specific return or refund privileges. For fiscal year 2011 and future periods, pursuant to the guidance of ASU 2009-13, when a sales arrangement contains multiple elements that include products, software, customer support services and/or professional services, the Company will allocate revenue to each element based on this selling price hierarchy. Allocation of the consideration is determined at arrangement inception on the basis of each deliverable's relative selling price. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable's estimated fair value.

        The Company has historically maintained VSOE for its maintenance and support services and certain professional services and anticipates continuing to maintain VSOE for these deliverables based upon stand alone service engagements and through the renewal of maintenance contracts. If VSOE exists it will be used to determine the selling price of a deliverable. VSOE is determined based upon the price charged when the same element is sold separately or established by management having the relevant pricing authority. In certain instances, the Company is not able to establish VSOE for deliverables in an arrangement with multiple elements. The Company has historically not been able to establish VSOE of any of its products and for certain services because the Company has not sold its products or services on a stand alone basis, not priced its products or services within a narrow range, or had limited sales history.

        When VSOE cannot be established, the Company attempts to establish the selling price of each element based on TPE. Generally, the Company's solution typically differs from that of its peers as there are no similar or interchangeable competitor products or services. The Company's various

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(2) REVENUE RECOGNITION (Continued)

product and service offerings contain a significant level of customization and differentiation and therefore comparable pricing of competitors' products and services with similar functionality cannot be obtained. The Company is therefore typically not able to determine TPE for its products or services.

        When the Company is unable to establish selling price using VSOE or TPE, the Company uses ESP in its allocation of arrangement consideration for the relevant deliverables. The objective of ESP is to determine the price at which the Company would transact a sale if a product or service was sold on a stand alone basis. The Company determines ESP for its products and certain services by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional-specific market factors, profit objectives and pricing practices for such deliverables. The determination of ESP is a formal process within the Company that includes review and approval by the Company's management. The Company regularly reviews VSOE, TPE and ESP and maintains internal controls over the establishment and updates of these estimates. The Company currently does not expect a material impact in the near term from changes in VSOE, TPE or ESP.

        The adoption of ASU 2009-13 and ASU 2009-14 was not material to the Company's financial results for the three months ended March 31, 2011. Except for the Company's AT&T revenue arrangements described below, the anticipated timing of revenue recognition for multiple element arrangements will generally not be significantly affected under the new revenue guidance. This is due to the fact that under the previous ASC 985-605 revenue recognition model, the Company maintained VSOE for many of the undelivered elements to their arrangements and due to acceptance provisions in many arrangements impacting the timing of revenue recognition. Customer acceptance generally does not occur until either both shipment of product and delivery of professional services or the expiration date of the contractual acceptance period. Thus, the Company was able to recognize revenue for many of the delivered hardware arrangement elements either upon shipment of the products or upon customer acceptance, and in turn was able to recognize any revenue related to undelivered elements under the residual approach described in ASC 985-605. Upon adoption of ASU's 2009-13 and 2009-14 the Company will no longer apply the residual method of ASC 985-605, but will instead utilize a relative selling price allocation. The difference between these two revenue attribution and recognition models is not expected to create significant differences in the timing of revenue recognition by the Company.

        AT&T Inc. ("AT&T") Revenue Recognition.    The Company sells various hardware components and professional services to this customer, and also has an arrangement to provide maintenance services on the hardware components. The relationship with the customer is governed by a master service agreement, and also by individual purchase orders that are received for all hardware sales. Because of the integrated and inter-related nature of the contractual arrangements, the Company believes all hardware purchases and the maintenance arrangement with the customer are inter-related and should be combined for accounting purposes.

        Beginning in the fourth quarter of fiscal 2008, the Company concluded that it no longer had sufficient evidence of VSOE on maintenance services for AT&T. Therefore, all revenue related to multiple-element arrangements for this customer entered into beginning in the fourth quarter of fiscal 2008 was recognized ratably over the maintenance period, which ended December 31, 2010, provided all other revenue recognition criteria were met. Revenue recognition on multiple-element arrangements with this customer began when the only undelivered element of the arrangement was maintenance.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(2) REVENUE RECOGNITION (Continued)

Beginning in the fourth quarter of 2008, for orders from this customer that contained bundled product and maintenance, the Company allocated a fixed percentage (which represents the maintenance renewal rate for its largest customers for which the Company has VSOE) of the arrangement fee to service revenue with the residual amount classified as product revenue. The Company applied this methodology on a consistent basis.

        In December 2010, the Company entered into a new maintenance arrangement with this customer which covers the period from January 1, 2011 through April 30, 2013. Because this arrangement was entered into during 2010, the maintenance arrangement will continue to be subject to the software revenue recognition guidance in ASC 985-605. The entire amount of the contracted maintenance revenue will be recognized ratably over the contractual maintenance period.

        Any product or multiple element orders received after January 1, 2011 will be subject to the multiple-deliverable revenue guidance. While the adoption of ASU's 2009-13 and 2009-14 was not material to the Company as a whole for the three months ending March 31, 2011, the overall impact of such adoption may have a material impact on the Company's financial statements in future periods, specifically for this customer. As noted above, under previously applied software revenue recognition literature, the entire amount of the Company's product sales to this customer were deferred and amortized over the remaining contractual customer maintenance term which ended December 31, 2010. Under the new multiple-deliverable guidance, all product sales entered into after January 1, 2011, will be separated from the maintenance arrangement and will be recognized in full either upon shipment of the products or upon customer acceptance, provided all other revenue recognition criteria have been met. Ultimately, the impact of this change in accounting is dependent upon product sales with this customer.

        During the preparation of the Company's consolidated financial statements for the three month period ended March 31, 2011 and the accounting analysis for the new maintenance arrangement with AT&T, the Company determined that the methodology that had been applied in fiscal 2009 and 2010 to the amortization of consideration related to maintenance provided to AT&T was not appropriate and resulted in the inappropriate deferral of revenue related to maintenance billings from 2009 to 2010; total revenue recognized over the term of the arrangement was not impacted . This error resulted in the incorrect deferral and, therefore, understatement of $3.8 million of Service revenue in 2009 ($950,000 in each quarter of fiscal 2009) and related overstatement of 2010 Service revenue by $3.8 million ($950,000 in each quarter of fiscal 2010). There is no tax effect on this revenue and therefore the error in Service revenue impacted net loss in each year by the same amounts. There is no effect on retained earnings or any other account within the consolidated balance sheet as of December 31, 2010, and no effect on cash provided by operating activities for fiscal 2009 and fiscal 2010. The Company does not believe this error is material to its previously issued historical consolidated financial statements and, therefore, has not adjusted the historical financial statements.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(3) LOSS PER SHARE

        The calculations of shares used to compute basic and diluted loss per share for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three months ended March 31,
	2011	2010
Weighted average shares outstanding—basic	277,712	274,701
Potential dilutive common shares	—	—

Weighted average shares outstanding—diluted	277,712	274,701

        Options to purchase the Company's common stock, unvested shares of restricted stock and unvested performance-based stock awards aggregating 19.9 million shares of common stock for the three months ended March 31, 2011 and 26.8 million shares of common stock for the three months ended March 31, 2010 have not been included in the computation of diluted earnings per share for respective periods because their effect would have been antidilutive.

(4) COMPREHENSIVE LOSS

        The Company's comprehensive loss for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three months ended March 31,
	2011	2010
Net loss	$(12,408)	$(134)
Other comprehensive income (loss):
Foreign currency translation adjustments	(110)	14
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	92	(175)

Comprehensive loss	$(12,426)	$(295)

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

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

        The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt and equity securities and investments at March 31, 2011 and December 31, 2010 were comprised of the following (in thousands):

	March 31, 2011
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$51,520	$—	$—	$51,520

Marketable securities
U.S. government agency notes	$85,586	82	$—	$85,668
Foreign government notes	1,069	1	—	1,070
Corporate debt securities	129,067	97	(36)	129,128
Commercial paper	12,777	5	(1)	12,781
Certificates of deposit	16,651	4	—	16,655

	$245,150	$189	$(37)	$245,302

Investments
U.S. government agency notes	$40,770	$32	$—	$40,802
Corporate debt securities	24,068	23	(19)	24,072
Certificates of deposit	4,995	6	(1)	5,000

	$69,833	$61	$(20)	$69,874

	December 31, 2010
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$15,285	$—	$—	$15,285

Marketable securities
U.S. government agency notes	$84,950	$79	$(8)	$85,021
Foreign government notes	8,787	4	(2)	8,789
Corporate debt securities	135,935	112	(70)	135,977
Commercial paper	17,988	1	—	17,989
Certificates of deposit	11,051	4	—	11,055

	$258,711	$200	$(80)	$258,831

Investments
U.S. government agency notes	$56,373	$19	$(16)	$56,376
Corporate debt securities	23,183	13	(33)	23,163
Certificates of deposit	7,550	—	(2)	7,548

	$87,106	$32	$(51)	$87,087

        At March 31, 2011 and December 31, 2010, the Company's available-for-sale debt securities classified as Investments had maturities ranging from one to two years.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

Fair Value Hierarchy

        The Company's financial assets or liabilities are measured using inputs from the three-tier fair value hierarchy. The three-tier fair value hierarchy is based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

        The following table shows the fair value of the Company's financial assets at March 31, 2011 and December 31, 2010. These financial assets are comprised of the Company's available-for-sale debt and equity securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the condensed consolidated balance sheets (in thousands):

		Fair value measurements at March 31, 2011 using:
	Total carrying value at March 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$51,520	$46,203	$5,317	$—

Marketable securities
U.S. government agency notes	$85,668	$—	$85,668	$—
Foreign government notes	1,070	—	1,070	—
Corporate debt securities	129,128	—	129,128	—
Commercial paper	12,781	—	12,781	—
Certificates of deposit	16,655	—	16,655	—

	$245,302	$—	$245,302	$—

Investments
U.S. government agency notes	$40,802	$—	$40,802	$—
Corporate debt securities	24,072	—	24,072	—
Certificates of deposit	5,000	—	5,000	—

	$69,874	$—	$69,874	$—

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

        The Company's marketable securities and investments have been valued on the basis of valuations provided by third-party pricing services, as derived from such services' pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security. The Company reviewed the level classifications of its investments at March 31, 2011 compared to December 31, 2010 and determined that there were no significant transfers between such levels in the three months ended March 31, 2011.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(6) INVENTORY

        Inventory at March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
On-hand final assemblies and finished goods inventories	$17,884	$15,026
Deferred cost of goods sold	12,516	25,803

	30,400	40,829
Less current portion	(29,114)	(22,499)

Noncurrent portion (included in Other assets)	$1,286	$18,330

(7) INTANGIBLE ASSETS AND GOODWILL

        The Company's intangible assets at March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

March 31, 2011	Useful life	Cost	Accumulated amortization	Net carrying value
Intellectual property	5 years	$2,999	$1,499	$1,500
Order backlog	1 year	287	287	—

		$3,286	$1,786	$1,500

December 31, 2010	Useful life	Cost	Accumulated amortization	Net carrying value
Intellectual property	5 years	$2,999	$1,399	$1,600
Order backlog	1 year	287	287	—

		$3,286	$1,686	$1,600

        The Company amortizes its intangible assets over the estimated useful lives of the respective assets. Amortization expense related to intangible assets for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three months ended March 31,
	2011	2010
Amortization of intangible assets	$100	$138

        Estimated future amortization expense for intangible assets recorded by the Company at March 31, 2011 is as follows (in thousands):

Remainder of 2011	$300
2012	400
2013	400
2014	400

$1,500

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(7) INTANGIBLE ASSETS AND GOODWILL (Continued)

        Goodwill is recorded when the consideration in a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The changes in the carrying amounts of goodwill during the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three months ended March 31,
	2011	2010
Balance at March 31:
Goodwill	$8,168	$8,165
Accumulated impairment losses	(3,106)	(3,106)

	$5,062	$5,059

Balance at January 1:
Goodwill	$8,168	$8,159
Accumulated impairment losses	(3,106)	(3,106)

	5,062	5,053
Foreign currency translation adjustment	—	6

	$5,062	$5,059

(8) ACCRUED EXPENSES

        Accrued expenses at March 31, 2011 and December 31, 2010 consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Employee compensation and related costs	$10,244	$22,263
Employee stock purchase plan	189	653
Professional fees	1,921	1,643
Royalties	—	621
Income taxes payable	1,569	250
Sales taxes payable	1,737	1,341
Other taxes	57	98
Other	2,555	3,130

	$18,272	$29,999

(9) STOCK-BASED COMPENSATION PLANS

        The Company's 2007 Stock Incentive Plan, as amended (the "2007 Plan"), provides for the award of options to purchase the Company's common stock ("stock options"), stock appreciation rights, restricted common stock ("restricted stock"), performance-based share awards ("performance-based awards"), restricted stock units and other stock-based awards to employees, officers, directors

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(9) STOCK-BASED COMPENSATION PLANS (Continued)

(including those directors who are not employees or officers of the Company), consultants and advisors of the Company and its subsidiaries.

Stock Options

        The activity related to the Company's outstanding stock options during the three months ended March 31, 2011 was as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2011	18,177,188	$4.40
Granted	845,000	$3.26
Exercised	(381,658)	$1.74
Forfeited	(359,839)	$2.79
Expired	(453,995)	$5.30

Outstanding at March 31, 2011	17,826,696	$4.41	6.04	$5,298

Vested or expected to vest at March 31, 2011	17,173,627	$4.46	5.93	$4,847
Exercisable at March 31, 2011	11,483,784	$5.08	4.57	$1,040

        The grant date fair values of stock options granted in the three months ended March 31, 2011 were estimated using the Black-Scholes valuation model with the following assumptions:

Three months ended March 31, 2011
Risk-free interest rate	2.12%
Expected dividend yield	—
Weighted average volatility	65.58%
Expected life (years)	4.5

        The weighted average grant date fair value of stock options granted during the three months ended March 31, 2011 was $1.75 per share.

        The total intrinsic value of stock options exercised was approximately $790,000 during the three months ended March 31, 2011. The Company received cash from the exercise of stock options approximating $665,000 during the three months ended March 31, 2011.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(9) STOCK-BASED COMPENSATION PLANS (Continued)

Restricted Stock Awards

        The activity related to the Company's unvested restricted stock awards for the three months ended March 31, 2011 was as follows:

	Shares	Weighted average grant-date fair value
Unvested balance at January 1, 2011	1,541,231	$2.93
Granted	—	—
Vested	(176,595)	$5.26
Forfeited	(58,205)	$2.38

Unvested balance at March 31, 2011	1,306,431	$2.64

        The total fair value of restricted stock award shares that vested during the three months ended March 31, 2011 was $0.9 million.

Performance-Based Stock Awards

        The activity related to the Company's performance stock awards for the three months ended March 31, 2011 was as follows:

	Shares	Weighted average grant-date fair value
Unvested balance at January 1, 2011	85,833	$2.47
Granted	750,000	$3.14
Vested	—	—
Forfeited	(20,833)	$2.60

Unvested balance at March 31, 2011	815,000	$3.08

        There are approximately 660,000 shares of the Company's common stock that are not included in the table above, as the Company has not finalized the performance conditions for these awards. The Company will begin to record stock-based compensation expense at the time that the performance conditions are defined and when it becomes probable that the respective performance conditions will be achieved, if at all.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(9) STOCK-BASED COMPENSATION PLANS (Continued)

Stock-Based Compensation

        The condensed consolidated statements of operations include stock-based compensation for the three months ended March 31, 2011 and 2010 as follows (in thousands):

	Three months ended March 31,
	2011	2010
Product cost of revenue	$108	$71
Service cost of revenue	385	419
Research and development	533	606
Sales and marketing	497	729
General and administrative	503	661

	$2,026	$2,486

        There is no income tax benefit for employee stock-based compensation expense for the three months ended March 31, 2011 and 2010 due to the income tax valuation allowance recorded.

        At March 31, 2011, there was $13.0 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, restricted stock awards and performance-based stock awards. This expense is expected to be recognized over a weighted average period of approximately three years.

(10) FOREIGN CURRENCY TRANSLATION

        Foreign currency gains and losses are included as a component of General and administrative expenses in the condensed consolidated statements of operations.

        The components of foreign currency gains (losses) for the three months ended March 31, 2011 and 2010 were as follows (in thousands):

	Three months ended March 31,
	2011	2010
Transaction gains (losses)	$(400)	$651
Remeasurement gains (losses)	787	(888)

	$387	$(237)

        The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign exchange rates. These fluctuations can increase the costs of financing, investing and operating the business. During fiscal 2011, the Company began entering into derivative instruments for risk management purposes and not for speculative purposes.

        In the first quarter of fiscal 2011, the Company began to use forward currency exchange contracts ("forward contracts") to economically hedge its exposure to forecasted foreign currency denominated

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(10) FOREIGN CURRENCY TRANSLATION (Continued)

operating expenses and transactions in the Company's European and Japanese subsidiaries. These forward contracts have not been designated as cash flow, fair value or net investment hedges and are entered into for periods of six months or less, based upon budgeted expenses and specific transactions for the applicable subsidiaries. These forward contracts do not subject the Company's earnings or cash flows to material risk since gains and losses on these forward contracts generally offset losses and gains on the expenses and transactions being hedged. However, changes in currency exchange rates related to any unhedged transaction may impact the Company's earnings and cash flows.

        During the three months ended March 31, 2011, the Company recorded a foreign exchange gain of approximately $22,000 related to forward contracts, which is included in "Transaction gains (losses)" in the table above. The Company settles forward foreign contracts in cash. There were no forward contracts outstanding at March 31, 2011.

(11) MAJOR CUSTOMERS

        The following customers each contributed 10% or more of the Company's revenue in at least one of the three month periods ended March 31, 2011 and 2010:

	Three months ended March 31,
Customer	2011	2010
Bahamas Telecommunications Company Ltd.	53%	—
AT&T	*	15%
KDDI Corporation	*	11%

*
Represents less than 10% of revenue.

        At March 31, 2011, two customers accounted for 10% or more of the Company's accounts receivable balance, representing approximately 28% in the aggregate of total accounts receivable. At December 31, 2010, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 14% of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have historically been within management's expectations.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(12) GEOGRAPHIC INFORMATION

        The Company's classification of revenue by geographic area is determined by the location to which the product is shipped or where the services are performed. The following table summarizes revenue by geographic area as a percentage of total revenue for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
United States	36%	58%
Japan	6	21
Other Asia Pacific	*	*
Europe, Middle East and Africa	4	19
Other (Canada, Latin America, Caribbean)	54	2

	100%	100%

*
Represents less than 1% of revenue.

        Bahamas Telecommunications Company Ltd. accounted for 53% of the Company's revenue in the three months ended March 31, 2011. Bahamas Telecommunications Company Ltd. is located in the Caribbean and is included as a component of "Other" in the table above.

        International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next and accordingly, current data may not be indicative of future periods.

(13) INCOME TAXES

        The Company's income tax provisions for the three months ended March 31, 2011 and March 31, 2010 reflect the Company's estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full fiscal year. The estimated effective rates for the three months ended March 31, 2011 and March 31, 2010 do not include any benefit for the Company's domestic losses, as the Company has concluded that a valuation allowance on any domestic benefit is required.

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

        On January 18, 2011, the Ninth Circuit denied all petitions for rehearing and petitions for rehearing en banc. On January 25, 2011, the Ninth Circuit granted the underwriters' motion to stay the issuance of mandate and ordered that the mandate in the cases involving the non-moving issuers is stayed for ninety days pending the filing of a petition for writ of certiorari in the United States Supreme Court. On January 26, 2011, the Ninth Circuit granted the appellant's motion and ruled that the mandate in all cases (including the Company's and other moving issuers) is stayed for ninety days pending the appellant's filing of a petition for writ of certiorari in the United States Supreme Court. On April 5, 2011, the plaintiff filed a Petition for Writ of Certiorari with the United States Supreme Court seeking reversal of the Ninth Circuit's December 2, 2010 decision. The plaintiff's Petition was docketed by the United States Supreme Court on April 7, 2011 and accordingly, the Company's brief in opposition is currently due on May 9, 2011. The Company currently believes that the outcome of this litigation will not have a material adverse impact on its financial position or results of operations.

Other

        In addition, we are often a party to disputes and legal proceedings that we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material adverse effect on our business, results of operations or financial condition.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q and, in particular, this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements which are subject to a number of risks and uncertainties. The words "anticipates", "believes", "could", "estimates", "expects", "intends","may", "plans", "seeks", "will" and other similar language whether in the negative or affirmative are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on our current expectations, assumptions, estimates, forecasts and projections about the operating environment, economies and markets in which we operate, and we do not undertake an obligation to update our forward-looking statements to reflect new information, future events or circumstances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 and the additional factors set forth in Item 1A. "Risk Factors" of Part II of this Quarterly Report on Form 10-Q. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition and/or liquidity. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes for the periods specified.

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

        Currently, we sell our products principally through a direct sales force in the United States, Europe, the Middle East, Japan and Asia Pacific. We continue to expand our presence into new geographies and markets through our relationships with regional channel partners.

        Our target customers include both traditional and emerging communications service providers, including long distance carriers, local exchange carriers, Internet service providers, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers, as well as enterprise customers. We also collaborate with our customers to identify and develop new, advanced services and applications that they may offer to their customers.

        On May 17, 2010, we announced the general availability of our NBS5200 Network Border Switch (the "NBS5200") as the first product on our next-generation ConnexIP platform. The NBS5200 complements our NBS9000 Network Border Switch as part of our Session Border Control ("SBC") solutions portfolio and provides SBC functionality, including media interworking, advanced routing and policy engine, and multi-access security gateway functionality. The ConnexIP platform is a platform for connecting, managing and securing IP session-based communications and is a key element in our strategy to bring industry-leading performance and carrier-grade reliability to the session management market, representing a new foundation for the next generation of our IP-based products.

        We continue to focus on the key elements of our strategy, designed to capitalize on our technology and market lead, and build a premier franchise in packet-based voice infrastructure solutions. We are currently focusing our major efforts on the following aspects of our business:

  •
  leveraging our technology leadership to attract and retain key service providers;

  •
  embracing the principles outlined by 3GPP and delivering the industry's most advanced IMS (IP Multimedia Subsystem)-ready product suite;

  •
  expanding and broadening our customer base by targeting specific market segments, such as wireless operators;

  •
  assisting our customers' ability to differentiate themselves by offering a sophisticated application development platform and service creation environment;

  •
  expanding our solutions to address emerging Internet Protocol-based markets, such as network border switching;

  •
  expanding our global sales, marketing, support and distribution capabilities;

  •
  actively contributing to the standards definition and adoption process; and

  •
  pursuing strategic transactions and alliances.

        On February 11, 2011, Dr. Rajiv Laroia accepted an offer of employment as Senior Vice President and Chief Technology Officer of the Company. Dr. Laroia joined the Company on February 11, 2011.

        We reported losses from operations of $11.5 million in the three months ended March 31, 2011 and $0.5 million in the three months ended March 31, 2010. We reported net losses of $12.4 million in the three months ended March 31, 2011 and $0.1 million in the three months ended March 31, 2010.

        Our revenue increased by $4.9 million in the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Our gross profit decreased $11.6 million, to $26.6 million, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily attributable to higher third-party costs for a low-margin multi-year project we completed in the three months ended March 31, 2011. Although our gross margins in the three months ended March 31, 2011 were lower than our historical trends, we do not expect this lower-margin trend to continue in the future.

        Operating expenses were $38.1 million in the three months ended March 31, 2011 and $38.7 million in the three months ended March 31, 2010. The decrease in the current year compared to the same prior year period is primarily attributable to lower general and administrative expenses, partially offset by higher research and development and sales and marketing expenses. The decrease in general and administrative expenses is primarily attributable to lower professional fees and personnel-related costs. Higher research and development expenses primarily relate to higher headcount and facilities costs. The increase in sales and marketing expenses is primarily attributable to higher commissions expense.

Critical Accounting Policies and Estimates

        Our Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management's estimates and projections, there could be a material effect on our financial statements. The significant accounting policies that we believe are the most critical include the following:

  •
  Revenue recognition;

  •
  Inventory valuation;

  •
  Loss contingencies and reserves;

  •
  Stock-based compensation;

  •
  Goodwill and intangible assets; and

  •
  Accounting for income taxes.

        For a complete discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the U.S. Securities and Exchange Commission on March 10, 2011. There were no significant changes to our critical accounting policies from December 31, 2010 through March 31, 2011 with the exception of the additions below resulting from our adoption, effective January 1, 2011, of Accounting Standards Codification ("ASC") 605-25 as amended by Accounting Standards Update ("ASU") No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements ("ASU 2009-14") and No. ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements ("ASU 2009-13") for new and materially modified arrangements originating on or after January 1, 2011.

        We recognize revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectibility of the related receivable is probable. When we have future obligations, including a requirement to deliver additional elements that are essential to the functionality of the delivered elements or when customer acceptance is required, we defer revenue recognition and related costs until those obligations are satisfied. Likewise, when fees for products or services are not fixed and determinable, we defer the recording of receivables, deferred revenue and revenue until such time as the fees become due or are collected. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges.

        Revenue from maintenance and support services is generally recognized ratably over the service period. Maintenance revenue is deferred until the associated product is accepted by the customer and all other revenue recognition criteria have been met. Maintenance and support services include telephone support, return and repair support and unspecified rights to product upgrades and enhancements. Revenue from other professional services is typically recognized as the services are delivered if all other revenue recognition criteria have been met.

        We currently sell the majority of our products directly to our end customers. For products sold to resellers and distributors with whom we have either a sufficient history or understanding of the customer business regarding the potential for product returns or refunds or any form of concession, we recognize revenue on a sell-in basis. For all other resellers and distributors, we recognize revenue on a sell-through basis.

        Our products typically have both software and non-software components that function together to deliver the products' essential functionality. Many of our sales involve multiple-element arrangements that include product, maintenance and various professional services. Effective January 1, 2011, we prospectively adopted the provisions of Accounting ASU 2009-14 and ASU 2009-13 for new and materially modified arrangements originating on or after January 1, 2011. ASU 2009-14 amends industry-specific revenue accounting guidance for software and software-related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product's essential functionality. All stand alone software components will continue to be accounted for under the software revenue recognition guidance in ASC 985-605 Software Revenue Recognition ("ASC 985-605").

        ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in a sale arrangement. The selling price for each deliverable is based on vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or our best estimated selling price ("ESP") if neither VSOE nor TPE are available. The amendments in ASU 2009-13 eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price allocation method. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable's estimated fair value.

        The multiple-deliverable revenue guidance requires that we evaluate each deliverable in an arrangement to determine whether such deliverable would represent a separate unit of accounting. The delivered item constitutes a separate unit of accounting when it has stand alone value and there are no customer-negotiated refunds or return rights for the delivered elements. Most of our products and services will qualify as separate units of accounting and revenue will be recognized when the applicable revenue recognition criteria are met.

        For transactions entered into prior to January 1, 2011 and for sales of non-essential and stand alone software only add-on sales after January 1, 2011, we recognize revenue in accordance with ASC 985-605. Under this guidance, when arrangements include multiple elements, we allocate the total fee among the various elements using the residual method. Revenue associated with elements for which VSOE had been established was recorded based on the VSOE value; revenue for any undelivered elements that were considered not essential to the functionality of the product and for which VSOE had been established was deferred based on the VSOE value, and any remaining arrangement fee was then allocated to and recognized as product revenue. If we could not establish VSOE for each undelivered element, including specified upgrades, we would defer all revenue on the entire arrangement until VSOE existed for the remaining undelivered elements or all elements were delivered, provided that all other revenue recognition criteria were met. However, in instances where maintenance services are the only undelivered element without VSOE of fair value, the entire arrangement is recognized ratably as a single unit of accounting over the contractual maintenance period.

        For transactions entered into subsequent to the adoption of ASU 2009-13 that include multiple elements, arrangement consideration is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy as required by ASU 2009-13, as discussed above.

        We have historically maintained VSOE for our maintenance and support services and certain professional services based upon stand alone service engagements and through the renewal of maintenance contracts. If VSOE exists it will be used to determine the selling price of a deliverable. We have historically not been able to establish VSOE of any of its products and for certain services due to us not selling these on a stand alone basis, not pricing the products or services within a narrow range, or having limited sales history.

        We are typically not able to determine TPE for our products or services. TPE is determined based on competitor prices for similar elements when sold separately. Generally, our solutions typically differ from those of our peers as there are no similar or interchangeable competitor products or services due to a significant level of customization and differentiation, and therefore, comparables cannot be obtained.

        When we are unable to establish selling price using VSOE or TPE, we use ESP in our allocation of arrangement consideration for the relevant deliverables. The objective of ESP is to determine the price at which we would transact a sale if a product or service was sold on a stand alone basis. We determine ESP for our products and certain services by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional-specific market factors, profit objectives and pricing practices for such deliverables. We will regularly review VSOE, TPE and ESP and maintain internal controls over the establishment and updates of these estimates.

Results of Operations

Three Months Ended March 31, 2011 and 2010

        Revenue.    Revenue for the three months ended March 31, 2011 and 2010 was as follows (in thousands, except percentages):

			Increase (decrease) from prior year
Three months ended March 31,	2011	2010	$	%
Product	$35,953	$36,278	$(325)	(0.9)%
Service	31,346	26,130	5,216	20.0%

Total revenue	$67,299	$62,408	$4,891	7.8%

        Product revenue is comprised of sales of our voice infrastructure products. The products typically incorporated into our trunking and access solutions include our GSX9000 and GSX4000 Open Services Switches and our ASX Call Feature Server.

        The products typically incorporated into our network border switch (peering) solutions include our NBS9000 and NBS5200 Network Border Switches. Certain of our products may be incorporated into either our trunking and access solutions or our network border switch (peering) solutions; these products include, but are not limited to, our PSX Policy & Routing Server, SGX Signaling Gateway, ASX Call Feature Server, IMX Service Delivery Platform, Sonus Insight Management System, ASX Access Gateway Control Function, and our network analytical suite of products.

        Product revenue for the three months ended March 31, 2011 and 2010 was comprised of the following (in thousands, except percentages):

			Increase (decrease) from prior year
Three months ended March 31,	2011	2010	$	%
Trunking and access	$33,679	$33,142	$537	1.6%
Network border switch (peering)	2,274	3,136	(862)	(27.5)%

Total product revenue	$35,953	$36,278	$(325)	(0.9)%

        We recognized $24.4 million of product revenue from a multi-year project for Bahamas Telecommunications Company Ltd. ("Bahamas Telecom") that was completed and for which all revenue recognition criteria were met in the three months ended March 31, 2011. Bahamas Telecom was our only new customer for both product and service revenue in the three months ended March 31, 2011. We recognized $8.9 million of product revenue in the aggregate from six new customers in the three months ended March 31, 2010. New customers are those from whom we recognize revenue for the first time, although we may have had outstanding orders from such customers for several years, especially for multi-year projects. The timing of the completion of customer projects, revenue recognition criteria satisfaction and customer payments included in multiple element arrangements may cause our product revenue to fluctuate from one quarter to the next.

        We expect that our product revenue in fiscal 2011 will increase from 2010 levels.

        Service revenue is primarily comprised of hardware and software maintenance and support ("maintenance revenue") and network design, installation and other professional services ("professional services revenue").

        Service revenue for the three months ended March 31, 2011 and 2010 was comprised of the following (in thousands, except percentages):

			Increase (decrease) from prior year
Three months ended March 31,	2011	2010	$	%
Maintenance	$18,921	$19,438	$(517)	(2.7)%
Professional services	12,425	6,692	5,733	85.7%

Total service revenue	$31,346	$26,130	$5,216	20.0%

        The increase in service revenue in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is primarily attributable to $11.5 million of revenue from the completion of the Bahamas Telecom project described above, comprised of $1.2 million of maintenance revenue and $10.3 million of professional services revenue. This increase was partially offset by $1.7 million of lower maintenance revenue and $4.9 million of lower professional services revenue from other customers. The timing of the completion of the timing of revenue recognition, customer payments and maintenance contract may cause our services revenue to fluctuate from one quarter to the next.

        We recognized $0.7 million of maintenance revenue in the aggregate from six new customers in the three months ended March 31, 2010. We recognized $2.3 million of professional services revenue in the aggregate from six new customers in the three months ended March 31, 2010.

        We currently believe that our fiscal 2011 revenue will range between $265 million and $285 million.

        Our adoption, effective January 1, 2011, of ASU 2009-13 and ASU 2009-14 did not have a material effect on our revenue for the quarter ended March 31, 2011. The anticipated timing of our revenue recognition has not been materially affected because the revenue from the majority of our sales contracts for multiple-element arrangements is recognized either upon shipment of the products or upon customer acceptance. Customer acceptance generally does not occur until either both shipment of product and delivery of professional services or the expiration date of the contractual acceptance period.

        Bahamas Telecom contributed approximately 53% of our revenue in the three months ended March 31, 2011. AT&T contributed approximately 15% and KDDI Corporation contributed approximately 11% of our revenue in the three months ended March 31, 2010. There were no other customers that contributed 10% or more of our revenue in the three months ended March 31, 2011 or 2010.

        International revenue was approximately 64% of our revenue in the three months ended March 31, 2011 and approximately 42% of our revenue in the three months ended March 31, 2010. Due to the uneven ordering patterns of customers and the timing of project completions, we expect that the domestic and international components as a percentage of our revenue will fluctuate from quarter to quarter and year to year.

        Our deferred product revenue was $24.9 million at March 31, 2011 and $39.8 million at December 31, 2010. Our deferred service revenue was $37.9 million at March 31, 2011 and $45.8 million at December 31, 2010. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

        Cost of Revenue/Gross Profit.    Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross profit as a percentage of revenue ("gross margin") for the three months ended March 31, 2011 and 2010 were as follows (in thousands, except percentages):

			Increase from prior year
Three months ended March 31,	2011	2010	$	%
Cost of revenue
Product	$23,161	$12,301	$10,860	88.3%
Service	17,513	11,929	5,584	46.8%

Total cost of revenue	$40,674	$24,230	$16,444	67.9%

Gross margin
Product	35.6%	66.1%
Service	44.1%	54.3%
Total gross margin	39.6%	61.2%

        The decrease in product gross margin in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily due to the lower gross margin realized on the Bahamas Telecom project described above. The lower gross margin realized on the Bahamas Telecom project was primarily due to the high level of third-party products incorporated into this project. These higher third-party costs decreased our product gross margin by approximately 31 percentage points.

        The decrease in service gross margin in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was primarily attributable to higher third-party costs, principally related to the Bahamas Telecom project, which decreased our service gross margin by approximately 16 percentage points, partially offset by the impact of higher service revenue against our relatively fixed service cost base, which increased our service gross margin by approximately six percentage points. Our service cost of revenue is relatively fixed in advance of any particular quarter and therefore, changes in service revenue will typically have a significant impact on service gross margins.

        We currently believe that our gross margin over time will remain within our long-term financial model of 58% to 62%. Although our gross margins in the three months ended March 31, 2011 were lower than our historical trends, we do not expect this lower-margin trend to continue in the future.

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses for the three months ended March 31, 2011 and 2010 were as follows (in thousands, except percentages):

			Increase from prior year
	2011	2010	$	%
Three months ended March 31,	$15,608	$14,940	$668	4.5%

        The increase in research and development expenses in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is primarily comprised of $0.6 million of higher employee-related costs and $0.5 million of higher facilities costs. These increases were partially offset by $0.3 million of lower expense for product development (third-party development costs and prototype costs) for both our new and existing product offerings and $0.1 million of net decreases in other expenses. Our higher employee-related costs are primarily related to an increase of 90 employees in research and development at March 31, 2011 compared to March 31, 2010. The majority of these new employees are located at our research and development facility in India. Our higher facilities costs in the three months ended March 31, 2011 compared to March 31, 2010 primarily relate to the activities associated with the consolidation of our facilities in India to a single location.

        Some aspects of our research and development efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our research and development expenses for fiscal 2011 will increase from fiscal 2010 levels due to our planned investments in our research and development product portfolio.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three months ended March 31, 2011 and 2010 were as follows (in thousands, except percentages):

			Increase from prior year
	2011	2010	$	%
Three months ended March 31,	$14,297	$13,594	$703	5.2%

        The increase in sales and marketing expense in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is primarily attributable to $0.6 million of higher commissions expense and $0.3 million of higher expense related to increased new product trial and evaluation equipment activity. These increases were partially offset by $0.2 million of net reductions in other sales and marketing expense, primarily salary and related expenses.

        We believe that our sales and marketing expenses will increase in fiscal 2011 from fiscal 2010 levels, primarily attributable to higher personnel and related costs.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and other employee-related costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses for the three months ended March 31, 2011 and 2010 were as follows (in thousands, except percentages):

			(Decrease) from prior year
	2011	2010	$	%
Three months ended March 31,	$8,196	$10,144	$(1,948)	(19.2)%

        The decrease in general and administrative expenses in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is primarily attributable to $1.0 million of lower professional fees (legal, audit and consulting fees), $0.6 million of lower foreign currency translation expense and $0.3 million of lower employee-related expenses.

        We believe that our general and administrative expenses will decrease in fiscal 2011 from fiscal 2010 levels, primarily due to lower expected professional fees and personnel-related expenses.

        We believe that our total operating expenses (research and development, sales and marketing, and general and administrative expenses) will be in the range of $151 million to $155 million in fiscal 2011.

        Interest Income, net.    Interest income consists of interest earned on our cash equivalents, marketable securities and long-term investments. Interest expense primarily relates to interest on capital lease obligations. Our interest income, net, decreased $0.1 million, to $0.4 million, in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily attributable to a lower average portfolio yield, partially offset by the reversal of an interest expense accrual for a non-income tax matter settled during the quarter.

        Income Taxes.    We recorded provisions for income taxes of $1.4 million for the three months ended March 31, 2011 and $0.1 million for the three months ended March 31, 2010. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year.

        The provisions for income taxes for the three months ended March 31, 2011 and March 31, 2010 represent forecasted tax expense on the earnings of our foreign operations. Our effective tax rate for the three months ended March 31, 2011 was less than the statutory federal and state rates due to the existence of a valuation allowance on our domestic losses.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

        Our consolidated statements of cash flows are summarized as follows (in thousands):

	Three months ended March 31,
	2011	2010	Change
Net loss	$(12,408)	$(134)	$(12,274)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities	4,964	5,139	(175)
Changes in operating assets and liabilities	4,791	(1,706)	6,497

Net cash provided by (used in) operating activities	$(2,653)	$3,299	$(5,952)

Net cash provided by (used in) investing activities	$26,549	$(64,126)	$90,675

Net cash provided by financing activities	$516	$409	$107

        Our cash, cash equivalents, marketable securities and long-term investments totaled $402.3 million at March 31, 2011.

        Our operating activities used $2.7 million in the three months ended March 31, 2011, compared to $3.3 million of cash provided by operating activities in the three months ended March 31, 2010.

        Cash used in operating activities in the three months ended March 31, 2011 was primarily the result of lower deferred revenue and accrued expenses. These amounts were offset by lower accounts receivable, inventory and other operating assets, as well as higher accounts payable. The reduction in deferred revenue is primarily attributable to a multi-year project for which revenue had been previously deferred. The reduction in accrued expenses primarily related to employee compensation and related costs, including payments made in connection with our Company-wide employee incentive bonus program and payments in 2011 related to the departures in 2010 of our former President and Chief Executive Officer and our former Executive Vice President and Chief Operating Officer. The decrease in accounts receivable primarily reflects payments in the quarter combined with lower revenue in the first quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010. The lower inventory levels are primarily related to the recognition of deferred cost of goods sold in connection with the completion of the previously discussed multi-year project.

        Cash provided by operating activities in the three months ended March 31, 2010 was primarily the result of a net decrease in accounts receivable, which was mainly driven by our focus on cash collections, higher accounts payable and lower inventory, partially offset by decreases in deferred revenue and accrued expenses, as well as an increase in other operating assets. The decrease in deferred revenue was primarily the result of the completion of projects aggregating approximately $14 million for which revenue recognition criteria were met during the quarter. The decrease in accrued expenses was primarily attributable to lower employee compensation and related costs, lower taxes payable and payments for previously accrued royalty agreements. The increase in other operating assets was primarily related to higher prepaid expenses.

        Our investing activities provided $26.5 million of cash in the three months ended March 31, 2011, comprised of $29.7 million of net maturities of marketable securities and $3.2 million of investments in property and equipment. Our investing activities used $64.1 million of cash in the three months ended March 31, 2010, comprised of $60.3 million of net purchases of marketable securities, $1.8 million of investments in property and equipment and $2.0 million to purchase intangible assets.

        Our financing activities provided $0.5 million of cash in the three months ended March 31, 2011, comprised of $0.8 million of proceeds from the sale of our common stock in connection with our 2000 Employee Stock Purchase Plan, as amended and restated ("ESPP"), and $0.7 million of proceeds from the exercise of stock options. These amounts were partially offset by $0.9 million of cash used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $26,000 for payments on our capital leases for office equipment. Our financing activities provided $0.4 million of cash in the three months ended March 31, 2010, including $0.6 million of proceeds from the sale of our common stock in connection with our ESPP and $35,000 from the exercise of stock options. These amounts were partially offset by $0.2 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.1 million used for payments on our capital leases for office equipment.

        In the first quarter of fiscal 2011, we began to use forward currency exchange contracts ("forward contracts") to economically hedge our exposure to forecasted foreign currency denominated operating expenses and transactions in our European and Japanese subsidiaries. These forward contracts were entered into for periods of six months or less, based upon budgeted expenses and specific transactions for the applicable subsidiaries. These forward contracts do not subject our earnings or cash flows to material risk since gains and losses on these forward contracts generally offset losses and gains on the expenses and transactions being hedged. However, changes in currency exchange rates related to any unhedged transaction may impact our earnings and cash flows. There were no forward contracts outstanding at March 31, 2011.

        Based on our current expectations, we believe our cash, cash equivalents, marketable securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. It is difficult to predict future liquidity requirements with certainty. The rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing operations and for other general corporate activities, as well as to vigorously defend against existing and potential litigation. See Note 14 to our condensed consolidated financial statements for a description of our legal contingencies.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We do not believe that a hypothetical 10% adverse movement in interest rates and foreign currency exchange rates would have a materially different impact from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

        Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        We are a party to the legal proceedings described in Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2010 and Note 14 of this Quarterly Report on Form 10-Q. There were no material developments to these legal proceedings in the three months ended March 31, 2011.

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

        There are no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. There were no modifications or supplements to these risk factors in the quarter ended March 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We have not announced any currently effective authorization to repurchase shares of our common stock. However, upon vesting of restricted stock awards, employees are permitted to return to us a portion of the newly-vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. The following table summarizes repurchases of our common stock during the first quarter of fiscal 2011, which represent shares returned to satisfy tax withholding obligations:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1, 2011 to January 31, 2011	106,790	$2.83	—	—
February 1, 2011 to February 28, 2011	58,457	$3.14	—	—
March 1, 2011 to March 31, 2011	125,132	$3.13	—	—

Total	290,379	$3.02	—	—

Item 6.    Exhibits

Exhibit Number	Description
10.1+	Employment Agreement between Sonus Networks, Inc. and Rajiv Laroia, accepted on February11, 2011 (incorporated by reference to the Registrant's Current Report on Form 8-K, filed February 16, 2011 with the SEC).
10.2+
Amendment to Employment Agreement between Sonus Networks, Inc. and Raymond P. Dolan, accepted on February 14, 2011 (incorporated by reference to the Registrant's Current Report on Form 8-K, filed February 16, 2011 with the SEC).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith

+
Management contract or compensatory plan or arrangement

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2011	SONUS NETWORKS, INC.
	By:	/s/ WAYNE PASTORE Wayne Pastore Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: May 3, 2011	SONUS NETWORKS, INC.
	By:	/s/ ELMER LAI Elmer Lai Vice President, Finance, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1+	Employment Agreement between Sonus Networks, Inc. and Rajiv Laroia, accepted on February 11, 2011 (incorporated by reference to the Registrant's Current Report on Form 8-K, filed February 16, 2011 with the SEC).
10.2+
Amendment to Employment Agreement between Sonus Networks, Inc. and Raymond P. Dolan, accepted on February 14, 2011 (incorporated by reference to the Registrant's Current Report on Form 8-K, filed February 16, 2011 with the SEC).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith

+
Management contract or compensatory plan or arrangement