Form 10-Q
period 2011-06-30
SONUS NETWORKS INC
filed 2011-08-02
CIK 1105472

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to

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

        As of July 20, 2011, there were 278,511,802 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED JUNE 30, 2011

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

SONUS NETWORKS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$73,401	$62,501
Marketable securities	244,988	258,831
Accounts receivable, net of allowance for doubtful accounts of $0 at June 30, 2011 and $313 at December 31, 2010	35,706	52,813
Inventory	26,747	22,499
Deferred income taxes	408	408
Other current assets	15,709	16,474

Total current assets	396,959	413,526
Property and equipment, net	22,923	21,284
Intangible assets, net	1,400	1,600
Goodwill	5,062	5,062
Investments	70,226	87,087
Deferred income taxes	1,417	1,271
Other assets	4,974	26,124

	$502,961	$555,954

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,160	$16,936
Accrued expenses	17,364	29,999
Current portion of deferred revenue	48,903	42,776
Current portion of long-term liabilities	485	338

Total current liabilities	81,912	90,049
Deferred revenue	11,085	42,811
Long-term liabilities	4,287	4,138

Total liabilities	97,284	136,998

Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized; 278,481,486 shares issued and outstanding at June 30, 2011 and 277,170,262 shares issued and outstanding at December 31, 2010	278	277
Additional paid-in capital	1,306,136	1,301,285
Accumulated deficit	(907,843)	(889,501)
Accumulated other comprehensive income	7,106	6,895

Total stockholders' equity	405,677	418,956

	$502,961	$555,954

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue:
Product	$29,446	$36,796	$65,399	$73,074
Service	22,326	24,385	53,672	50,515

Total revenue	51,772	61,181	119,071	123,589

Cost of revenue:
Product	9,618	10,826	32,779	23,127
Service	12,218	11,842	29,731	23,771

Total cost of revenue	21,836	22,668	62,510	46,898

Gross profit	29,936	38,513	56,561	76,691

Operating expenses:
Research and development	15,187	15,106	30,795	30,046
Sales and marketing	13,298	12,392	27,595	25,986
General and administrative	8,197	10,971	16,393	21,115

Total operating expenses	36,682	38,469	74,783	77,147

Income (loss) from operations	(6,746)	44	(18,222)	(456)
Interest income, net	332	436	767	938
Other income, net	—	1	—	11

Income (loss) before income taxes	(6,414)	481	(17,455)	493
Income tax benefit (provision)	480	(170)	(887)	(316)

Net income (loss)	$(5,934)	$311	$(18,342)	$177

Earnings (loss) per share:
Basic	$(0.02)	$—	$(0.07)	$—
Diluted	$(0.02)	$—	$(0.07)	$—
Shares used to compute earnings (loss) per share:
Basic	278,400	275,051	278,080	274,877
Diluted	278,400	276,314	278,080	276,038

See notes to the condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(18,342)	$177
Adjustments to reconcile net income (loss) to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	5,644	4,804
Amortization of intangible assets	200	276
Stock-based compensation	4,241	5,698
Loss on disposal of property and equipment	6	59
Changes in operating assets and liabilities:
Accounts receivable	17,243	7,778
Inventory	12,799	(5,201)
Other operating assets	6,565	261
Accounts payable	(1,926)	12,989
Accrued expenses	(12,375)	(1,828)
Deferred revenue	(25,336)	(11,181)

Net cash provided by (used in) operating activities	(11,281)	13,832

Cash flows from investing activities:
Purchases of property and equipment	(7,319)	(4,276)
Purchase of intangible assets	—	(2,000)
Purchases of marketable securities	(101,584)	(168,953)
Sale/maturities of marketable securities	130,194	139,620

Net cash provided by (used in) investing activities	21,291	(35,609)

Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	754	609
Proceeds from exercise of stock options	777	61
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(902)	(257)
Principal payments of capital lease obligations	(48)	(110)

Net cash provided by financing activities	581	303

Effect of exchange rate changes on cash and cash equivalents	309	(61)

Net increase (decrease) in cash and cash equivalents	10,900	(21,535)
Cash and cash equivalents, beginning of year	62,501	125,323

Cash and cash equivalents, end of period	$73,401	$103,788

Supplemental disclosure of cash flow information:
Interest paid	$5	$43
Income taxes paid	$511	$677
Income tax refunds received	$562	$429
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$1,418	$1,191

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

Recent Accounting Pronouncements

        On June 16, 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires companies to report components of comprehensive income in either: (1) a continuous statement of comprehensive income; or (2) two separate consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. ASU 2011-05 will be effective for the Company in its reporting of the quarter ended March 31, 2012, with early adoption permitted. The Company is currently assessing the impact on its consolidated financial statements.

        On May 12, 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which provides guidance on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. ASU 2011-04 expands previously existing disclosure requirements for fair value measurements, including disclosures regarding transfers between Level 1 and Level 2 in the fair value hierarchy currently disclosed. ASU 2011-04 will be effective for the Company in the first quarter of fiscal 2012. Some of the Company's disclosures on fair value measurements may change upon adoption of ASU 2011-04. The Company is currently assessing the impact, if any, on its consolidated financial statements.

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

        The Company excludes any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction (i.e., sales, use, value added) from its revenue and costs. Reimbursement received for out-of-pocket expenses and shipping costs is recorded as revenue.

        The Company currently sells the majority of its products directly to its end customers. For products sold to resellers and distributors that the Company determines to be sufficiently capitalized tier one partners or for those customers with whom the Company has sufficient history regarding the potential for product returns or refunds or any form of concession, the Company recognizes revenue on a sell-in basis. For all other resellers and distributors, the Company recognizes revenue on a sell-through basis.

        In October 2009, the FASB amended the ASC as summarized in ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements ("ASU 2009-14") and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements ("ASU 2009-13"). ASU 2009-14 amends industry-specific revenue accounting guidance for software and software-related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product's essential functionality. All stand-alone software components will continue to be accounted for under the guidance of ASC 985-605, Software—Revenue Recognition ("ASC 985-605"). ASU 2009-13 amended the accounting standards for multiple-deliverable revenue arrangements to:

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

        The Company's products typically have both software and non-software components that function together to deliver the products' essential functionality. The Company's products are primarily marketed based on the software elements contained therein. In addition, hardware sold generally cannot be used apart from the software. Therefore, Sonus considers its principal products to be both software- and hardware-related. Many of the Company's sales involve multiple element arrangements that include product, maintenance and various professional services. The adoption of the guidance discussed above affects the Company's multiple-element arrangements when they contain tangible products (hardware) with software elements, which comprise the majority of the Company's revenue transactions. The Company may enter into sales transactions that do not contain tangible hardware components, such as software-only add-on sales, which continue to be subject to the software revenue recognition guidance in ASC 985-605.

        The multiple element revenue guidance requires that the Company evaluate each deliverable in an arrangement to determine whether such deliverable would represent a separate unit of accounting. The delivered item constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item and the delivery and performance of the undelivered item are considered probable and substantially in the Company's control, the delivered element constitutes a separate unit of accounting. Most of the Company's products and services qualify as separate units of accounting and revenue is recognized when the applicable revenue recognition criteria are met.

        For transactions entered into prior to January 1, 2011, the Company recognizes revenue in accordance with ASC 985-605. Revenue for any undelivered elements that are considered not essential to the functionality of the product and for which VSOE has been established are deferred based on the VSOE value, and any remaining arrangement fee is then allocated to and recognized as revenue utilizing the residual method. If the Company can not establish VSOE for each undelivered element, including specified upgrades, it defers all revenue on the entire arrangement until VSOE exists for the remaining undelivered elements or all elements are delivered, provided that all other revenue recognition criteria have been met.

        The Company has historically maintained VSOE for its maintenance and support services and certain professional services. If VSOE exists it will be used to determine the selling price of a deliverable. VSOE is determined based upon the price charged when the same element is sold separately or established by management having the relevant pricing authority. In certain instances, the Company is not able to establish VSOE for deliverables in an arrangement with multiple elements. The Company has historically not been able to establish VSOE of any of its products and for certain services because the Company has not sold its products or services on a stand-alone basis, not priced its products or services within a narrow range, or had limited sales history.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(2) REVENUE RECOGNITION (Continued)

        When VSOE cannot be established, the Company attempts to establish the selling price of each element based on TPE. Generally, the Company's solution typically differs from that of its peers as there are no similar or interchangeable competitor products or services. The Company's various product and service offerings contain a significant level of customization and differentiation and therefore comparable pricing of competitors' products and services with similar functionality cannot be obtained. The Company is therefore typically not able to determine TPE for its products or services.

        When the Company is unable to establish selling price using VSOE or TPE, the Company uses ESP in its allocation of arrangement consideration for the relevant deliverables. The objective of ESP is to determine the price at which the Company would transact a sale if a product or service was sold on a stand-alone basis. The Company determines ESP for its products and certain services by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional-specific market factors, profit objectives and pricing practices for such deliverables. The determination of ESP is a formal process within the Company that includes review and approval by the Company's management.

        The adoption of ASU 2009-13 and ASU 2009-14 had a material impact on the Company's financial results, increasing product revenue by $6.3 million for the three months ended June 30, 2011 and $8.8 million for the six months ended June 30, 2011, compared to what would have been recognized had the Company continued to apply the guidance set forth in ASC 985-605 to all arrangements in the current year. The adoption of ASU 2009-13 and ASU 2009-14 did not have a material effect on the amount or timing of service revenue recognized during the three or six month periods ended June 30, 2011.

        The increase in product revenue was partially the result of the expedited timing of revenue recognition for the Company's AT&T revenue arrangements (further described below under AT&T Inc. Revenue Recognition) and a number of other customer arrangements in the current year that would not have been recognized in the period under ASC 985-605. The delivered elements were determined to constitute separate units of accounting in arrangements that included undelivered products or services which under ASC 985-605 would have resulted in deferral of the entire arrangement due to lack of VSOE of fair value for such undelivered elements. Customer acceptance in many arrangements generally does not occur until either both shipment of product and delivery of professional services or the expiration date of the contractual acceptance period occurs; therefore, the instances in which revenue recognition occurs at a different period under the new accounting guidance is a limited number of transactions.

        The Company expects the adoption of ASU 2009-13 and ASU 2009-14 may have a material effect on the timing of revenue recognition in future periods; however, the Company cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

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

        In December 2010, the Company entered into a new maintenance arrangement with this customer which covers the period from January 1, 2011 through April 30, 2013. Because this arrangement was entered into during 2010, the maintenance arrangement is subject to the software revenue recognition guidance in ASC 985-605. The entire amount of the contracted maintenance revenue will be recognized ratably over the contractual maintenance period.

        As noted above, under previously applied software revenue recognition criteria, the entire amount of the Company's product sales to this customer were deferred and amortized over the remaining contractual customer maintenance term which ended December 31, 2010. The new multiple element guidance will be followed for any tangible product orders received after January 1, 2011 and allow for earlier revenue recognition as product revenue can be separated from the associated maintenance contract based upon its relative selling price using ESP. As a result, revenue will be recognized either upon shipment of the products or upon customer acceptance, provided all other revenue recognition criteria have been met. Ultimately, the impact of this change in accounting is dependent upon product sales with this customer.

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

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(3) EARNINGS (LOSS) PER SHARE

        The calculations of shares used to compute basic and diluted earnings (loss) per share for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Weighted average shares outstanding—basic	278,400	275,051	278,080	274,877
Potential dilutive common shares	—	1,263	—	1,161

Weighted average shares outstanding—diluted	278,400	276,314	278,080	276,038

        Options to purchase the Company's common stock, unvested shares of restricted stock and unvested performance-based stock awards aggregating approximately 21.3 million shares of common stock for the three and six months ended June 30, 2011 have not been included in the computation of diluted loss per share because their effect would have been antidilutive.

        Options to purchase the Company's common stock aggregating approximately 19.7 million shares of common stock have not been included in the computation of diluted earnings per share for the three months ended June 30, 2010 because the options' exercise prices were greater than the average market price or the common stock and their effect would have been antidilutive. Options to purchase the Company's common stock aggregating approximately 21.3 million shares of common stock have not been included in the computation of diluted earnings per share for the six months ended June 30, 2010 because the options' exercise prices were greater than the average market price or the common stock and their effect would have been antidilutive.

(4) COMPREHENSIVE INCOME (LOSS)

        The Company's comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net income (loss)	$(5,934)	$311	$(18,342)	$177
Other comprehensive income (loss):
Foreign currency translation adjustments	162	144	52	158
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	67	(175)	159	(350)

Comprehensive income (loss)	$(5,705)	$280	$(18,131)	$(15)

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

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

        The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt and equity securities and investments at June 30, 2011 and December 31, 2010 were comprised of the following (in thousands):

	June 30, 2011
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$36,995	$—	$—	$36,995

Marketable securities
U.S. government agency notes	$98,708	$113	$(7)	$98,814
Foreign government notes	1,061	—	—	1,061
Corporate debt securities	125,883	90	(14)	125,959
Commercial paper	2,786	6	—	2,792
Certificates of deposit	16,350	12	—	16,362

	$244,788	$221	$(21)	$244,988

Investments
U.S. government agency notes	$41,250	$41	$(9)	$41,282
Foreign government notes	1,781	—	—	1,781
Corporate debt securities	22,639	24	(3)	22,660
Certificates of deposit	4,496	7	—	4,503

	$70,166	$72	$(12)	$70,226

	December 31, 2010
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$15,285	$—	$—	$15,285

Marketable securities
U.S. government agency notes	$84,950	$79	$(8)	$85,021
Foreign government notes	8,787	4	(2)	8,789
Corporate debt securities	135,935	112	(70)	135,977
Commercial paper	17,988	1	—	17,989
Certificates of deposit	11,051	4	—	11,055

	$258,711	$200	$(80)	$258,831

Investments
U.S. government agency notes	$56,373	$19	$(16)	$56,376
Corporate debt securities	23,183	13	(33)	23,163
Certificates of deposit	7,550	—	(2)	7,548

	$87,106	$32	$(51)	$87,087

        At June 30, 2011 and December 31, 2010, the Company's available-for-sale debt securities classified as Investments had maturities ranging from one to two years.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

Fair Value Hierarchy

        The Company's financial assets or liabilities are measured using inputs from the three-tier fair value hierarchy, which is based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is as follows:

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

        The following table shows the fair value of the Company's financial assets at June 30, 2011 and December 31, 2010. These financial assets are comprised of the Company's available-for-sale debt and equity securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the condensed consolidated balance sheets (in thousands):

		Fair value measurements at June 30, 2011 using:
	Total carrying value at June 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$36,995	$36,995	$—	$—

Marketable securities
U.S. government agency notes	$98,814	$—	$98,814	$—
Foreign government notes	1,061	—	1,061	—
Corporate debt securities	125,959	—	125,959	—
Commercial paper	2,792	—	2,792	—
Certificates of deposit	16,362	—	16,362	—

	$244,988	$—	$244,988	$—

Investments
U.S. government agency notes	$41,282	$—	$41,282	$—
Foreign government notes	1,781	—	1,781
Corporate debt securities	22,660	—	22,660	—
Certificates of deposit	4,503	—	4,503	—

	$70,226	$—	$70,226	$—

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

        The Company's marketable securities and investments have been valued on the basis of valuations provided by third-party pricing services, as derived from such services' pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security. The Company reviewed the level classifications of its investments at June 30, 2011 compared to December 31, 2010 and determined that there were no significant transfers between such levels in the six months ended June 30, 2011.

(6) INVENTORY

        Inventory at June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
On-hand final assemblies and finished goods inventories	$16,881	$15,026
Deferred cost of goods sold	11,137	25,803

	28,018	40,829
Less current portion	(26,747)	(22,499)

Noncurrent portion (included in Other assets)	$1,271	$18,330

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(7) INTANGIBLE ASSETS AND GOODWILL

        The Company's intangible assets at June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

June 30, 2011	Useful life	Cost	Accumulated amortization	Net carrying value
Intellectual property	5 years	$2,999	$1,599	$1,400
Order backlog	1 year	287	287	—

		$3,286	$1,886	$1,400

December 31, 2010	Useful life	Cost	Accumulated amortization	Net carrying value
Intellectual property	5 years	$2,999	$1,399	$1,600
Order backlog	1 year	287	287	—

		$3,286	$1,686	$1,600

        The Company amortizes its intangible assets over the estimated useful lives of the respective assets. Amortization expense related to intangible assets for the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Amortization of intangible assets	$100	$138	$200	$276

        Estimated future amortization expense for intangible assets recorded by the Company at June 30, 2011 is as follows (in thousands):

Remainder of 2011	$200
2012	400
2013	400
2014	400

$1,400

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(7) INTANGIBLE ASSETS AND GOODWILL (Continued)

        Goodwill is recorded when the consideration in a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The changes in the carrying amounts of goodwill during the six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Six months ended June 30,
	2011	2010
Balance at June 30:
Goodwill	$8,168	$8,159
Accumulated impairment losses	(3,106)	(3,106)

	$5,062	$5,053

Balance at January 1:
Goodwill	$8,168	$8,159
Accumulated impairment losses	(3,106)	(3,106)

	$5,062	$5,053

(8) ACCRUED EXPENSES

        Accrued expenses at June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Employee compensation and related costs	$10,044	$22,263
Employee stock purchase plan	718	653
Professional fees	1,416	1,643
Royalties	133	621
Income taxes payable	782	250
Sales taxes payable	1,193	1,341
Other taxes	116	98
Other	2,962	3,130

	$17,364	$29,999

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(9) STOCK-BASED COMPENSATION PLANS

        The Company's 2007 Stock Incentive Plan, as amended (the "2007 Plan"), provides for the award of options to purchase the Company's common stock ("stock options"), stock appreciation rights, restricted common stock ("restricted stock"), performance-based share awards ("performance-based awards"), restricted stock units and other stock-based awards to employees, officers, directors (including those directors who are not employees or officers of the Company), consultants and advisors of the Company and its subsidiaries.

Stock Options

        The activity related to the Company's outstanding stock options during the six months ended June 30, 2011 was as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2011	18,177,188	$4.40
Granted	2,018,000	$3.09
Exercised	(436,617)	$1.78
Forfeited	(733,942)	$2.72
Expired	(642,444)	$6.39

Outstanding at June 30, 2011	18,382,185	$4.32	6.15	$2,305

Vested or expected to vest at June 30, 2011	17,701,848	$4.36	6.03	$2,136
Exercisable at June 30, 2011	11,693,903	$4.99	4.43	$737

        The grant date fair values of stock options granted in the three and six months ended June 30, 2011 were estimated using the Black-Scholes valuation model with the following assumptions:

	Three months ended June 30, 2011	Six months ended June 30, 2011
Risk-free interest rate	1.86%	1.86% - 2.12%
Expected dividend yield	—	—
Weighted average volatility	66.3%	66.0%
Expected life (years)	4.5	4.5

        The weighted average grant date fair values of stock options granted were $1.60 per share for the three months ended June 30, 2011 and $1.66 per share for the six months ended June 30, 2011.

        The total intrinsic values of stock options exercised were $0.1 million for the three months ended June 30, 2011 and $0.9 million for the six months ended June 30, 2011. The Company received $0.8 million of cash from the exercise of stock options in the six months ended June 30, 2011.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(9) STOCK-BASED COMPENSATION PLANS (Continued)

Restricted Stock Awards

        The activity related to the Company's unvested restricted stock awards for the six months ended June 30, 2011 was as follows:

	Shares	Weighted average grant-date fair value
Unvested balance at January 1, 2011	1,541,231	$2.93
Granted	110,000	$3.24
Vested	(242,845)	$4.52
Forfeited	(166,752)	$2.30

Unvested balance at June 30, 2011	1,241,634	$2.73

        The total fair value of restricted stock award shares that vested during the six months ended June 30, 2011 was $1.1 million.

Performance-Based Stock Awards

        The activity related to the Company's performance stock awards for the six months ended June 30, 2011 was as follows:

	Shares	Weighted average grant-date fair value
Unvested balance at January 1, 2011	85,833	$2.47
Granted	1,725,056	$3.08
Vested	—	—
Forfeited	(85,833)	$2.47

Unvested balance at June 30, 2011	1,725,056	$3.08

        There are approximately 38,000 shares of the Company's common stock that are not included in the table above, as the Company has not finalized the performance conditions for these awards. The Company will begin to record stock-based compensation expense at the time that the performance conditions are defined and when it becomes probable that the respective performance conditions will be achieved, if at all.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(9) STOCK-BASED COMPENSATION PLANS (Continued)

Stock-Based Compensation

        The condensed consolidated statements of operations include stock-based compensation for the three and six months ended June 30, 2011 and 2010 as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Product cost of revenue	$109	$89	$217	$160
Service cost of revenue	389	404	774	823
Research and development	527	665	1,060	1,271
Sales and marketing	563	688	1,060	1,417
General and administrative	627	1,366	1,130	2,027

	$2,215	$3,212	$4,241	$5,698

        There was no income tax benefit for employee stock-based compensation expense for the six months ended June 30, 2011 and 2010 due to the income tax valuation allowance recorded.

        At June 30, 2011, there was $11.1 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, restricted stock awards and performance-based stock awards for which the Company believes it is probable that the performance conditions will be satisfied. This expense is expected to be recognized over a weighted average period of approximately three years.

(10) STOCKHOLDER RIGHTS PLAN

        On June 10, 2011, the Company entered into an amendment to its stockholder rights agreement (the "Rights Plan") to extend the expiration date of the rights in such Rights Plan from June 26, 2011 to June 26, 2013. The amendment was not in response to any acquisition proposal and no other amendments were made to the Rights Plan. The Rights Plan was originally adopted on June 26, 2008 and would have expired on June 26, 2011.

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

        The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock (which includes for this purpose shares of common stock referenced in derivative transactions or securities), or commences or publicly announces a tender or exchange offer upon consummation of which they would beneficially own 15% or more of the Company's common stock. Subject to certain conditions, a person or group who beneficially owned 15% or more of the outstanding shares of the Company's common stock prior to the adoption of the Rights Plan did not cause the Rights to become exercisable upon adoption of the Rights Plan. Should

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(10) STOCKHOLDER RIGHTS PLAN (Continued)

the Rights become exercisable, the effect would be to dilute the ownership of the beneficial owner(s) who triggered the Rights, as that beneficial owner or group of owners would not receive the Units.

(11) FOREIGN CURRENCY TRANSLATION

        Foreign currency gains and losses are included as a component of General and administrative expenses in the condensed consolidated statements of operations.

        The components of foreign currency gains (losses) for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Transaction gains (losses)	$(522)	$(54)	$(922)	$597
Remeasurement gains (losses)	84	(557)	871	(1,445)

	$(438)	$(611)	$(51)	$(848)

        The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign exchange rates. These fluctuations can increase the costs of financing, investing and operating the business. During fiscal 2011, the Company began entering into derivative instruments for risk management purposes and not for speculative purposes.

        In the first quarter of fiscal 2011, the Company began to use forward currency exchange contracts ("forward contracts") to economically hedge its exposure to forecasted foreign currency denominated operating expenses and transactions in the Company's European and Japanese subsidiaries. These forward contracts have not been designated as cash flow, fair value or net investment hedges and are entered into for periods of six months or less, based upon budgeted expenses and specific transactions for the applicable subsidiaries. These forward contracts do not subject the Company's earnings or cash flows to material risk since gains and losses on these forward contracts generally offset losses and gains on the expenses and transactions being hedged. However, changes in currency exchange rates related to any unhedged transaction may impact the Company's earnings and cash flows.

        The Company recorded immaterial gains related to forward contracts for the three and six months ended June 30, 2011. The Company settles forward foreign contracts in cash. There were no forward contracts outstanding at June 30, 2011.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(12) MAJOR CUSTOMERS

        The following customers each contributed 10% or more of the Company's revenue in at least one of the three or six month periods ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
Customer	2011	2010	2011	2010
Qwest Communications International, Inc.	13%	*	*	*
AT&T	12%	14%	*	14%
Bahamas Telecommunications Company Ltd.	*	—	30%	—

*
Represents less than 10% of revenue.

        At June 30, 2011, two customers each accounted for 10% or more of the Company's accounts receivable balance, representing approximately 32% in the aggregate of total accounts receivable. At December 31, 2010, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 14% of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts as required, and such losses have historically been within management's expectations.

(13) GEOGRAPHIC INFORMATION

        The Company's classification of revenue by geographic area is determined by the location to which the product is shipped or where the services are performed. The following table summarizes revenue by geographic area as a percentage of total revenue for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
United States	78%	68%	55%	63%
Japan	12	13	8	17
Other Asia Pacific	1	1	1	*
Europe, Middle East and Africa	8	16	5	18
Other	1	2	31	2

	100%	100%	100%	100%

*
Represents less than 1% of revenue.

        Bahamas Telecommunications Company Ltd. accounted for 30% of the Company's revenue in the six months ended June 30, 2011. Bahamas Telecommunications Company Ltd. is located in the Caribbean and is included as a component of "Other" in the table above.

        International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next and accordingly, current data may not be indicative of future periods.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(14) INCOME TAXES

        The Company's income tax provisions for the six months ended June 30, 2011 and 2010 reflect the Company's estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full fiscal year. The estimated effective rates for the six months ended June 30, 2011 and 2010 do not include any benefit for the Company's domestic losses, as the Company has concluded that a valuation allowance on any domestic benefit is required.

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

        On October 7, 2010, all but two parties who had filed a notice of appeal filed a stipulation with the Second Circuit withdrawing their appeals with prejudice, and one of the remaining objectors filed a brief in support of his appeal. On December 8, 2010, plaintiffs moved to dismiss with prejudice the appeal filed by one of the two appellants based on alleged violations of the Second Circuit's rules, including failure to serve, falsifying proofs of service, and failure to include citations to the record. On May 17, 2011, the Second Circuit dismissed one of the appeals and remanded the one remaining appeal to the District Court for further proceedings to determine whether the remaining objector has standing.

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

Court seeking reversal of the Ninth Circuit's December 2, 2010 decision. On April 15, 2011, underwriter defendants filed a Petition for Writ of Certiorari with the United States Supreme Court seeking reversal of the Ninth Circuit's December 2, 2010 decision relating to the statute of limitations issue. On June 27, 2011, the United States Supreme Court denied Simmonds' petition regarding the demand issue and granted the underwriters' position relating to the statute of limitations issue. The Company currently believes that the outcome of this litigation will not have a material adverse impact on its financial position or results of operations.

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

        On May 2, 2011, Todd Abbott accepted an offer of employment as Senior Vice President of Worldwide Sales of the Company. Mr. Abbott joined the Company on May 3, 2011.

        On February 11, 2011, Dr. Rajiv Laroia accepted an offer of employment as Senior Vice President and Chief Technology Officer of the Company. Dr. Laroia joined the Company on February 11, 2011.

        We reported a loss from operations of $6.7 million in the three months ended June 30, 2011 and income from operations of $44,000 in the three months ended June 30, 2010. We reported losses from operations of $18.2 million in the six months ended June 30, 2011 and $0.5 million in the six months ended June 30, 2010. We reported a net loss of $5.9 million in the three months ended June 30, 2011 and net income of $0.3 million in the three months ended June 30, 2010. We reported a net loss of $18.3 million in the six months ended June 30, 2011 and net income of $0.2 million in the six months ended June 30, 2010.

        Our revenue decreased by $9.4 million in the three months ended June 30, 2011, compared to the three months ended June 30, 2010. Our revenue decreased by $4.5 million in the six months ended June 30, 2011, compared to the six months ended June 30, 2010. Our gross profit decreased by $8.6 million, to $29.9 million, in the three months ended June 30, 2011, compared to the three months ended June 30, 2010, primarily attributable to lower revenue in the current year period. Our gross profit decreased by $20.1 million, to $56.6 million, in the six months ended June 30, 2011, compared to the six months ended June 30, 2010, primarily attributable to higher third-party costs for a low-margin multi-year project we completed in the three months ended March 31, 2011, coupled with lower revenue in the current year. Although our gross margins in the three and six months ended June 30, 2011 were lower than our historical trends, we do not expect this lower-margin trend to continue in the future.

        Operating expenses were $36.7 million in the three months ended June 30, 2011 and $38.5 million in the three months ended June 30, 2010. Operating expenses were $74.8 million in the six months ended June 30, 2011 and $77.1 million in the six months ended June 30, 2010. The decrease in the current year compared to the same prior year period is primarily attributable to lower general and administrative expenses, partially offset by higher sales and marketing and research and development expenses.

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

  •
  Revenue recognition;

  •
  Inventory valuation;

  •
  Loss contingencies and reserves;

  •
  Stock-based compensation;

  •
  Goodwill and intangible assets; and

  •
  Accounting for income taxes.

        For a complete discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the U.S. Securities and Exchange Commission on March 10, 2011. There were no significant changes to our critical accounting policies from December 31, 2010 through June 30, 2011 with the exception of the additions below resulting from our adoption, effective January 1, 2011, of Accounting Standards Codification ("ASC") 605-25, as amended by Accounting Standards Update ("ASU") No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements ("ASU 2009-14") and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements ("ASU 2009-13") for new and materially modified arrangements originating on or after January 1, 2011.

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

        We currently sell the majority of our products directly to our end customers. For products sold to resellers and distributors that we determine to be sufficiently capitalized tier one partners or for those customers with whom we have sufficient history regarding the potential for product returns or refunds or any form of concession, we recognize revenue on a sell-in basis. For all other resellers and distributors, we recognize revenue on a sell-through basis.

        Our products typically have both software and non-software components that function together to deliver the products' essential functionality. Many of our sales involve multiple-element arrangements that include both software and hardware-related products, maintenance and various professional services. Effective January 1, 2011, we prospectively adopted the provisions of ASU 2009-14 and ASU 2009-13 for new and materially modified arrangements originating on or after January 1, 2011. ASU 2009-14 amends industry-specific revenue accounting guidance for software and software-related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product's essential functionality. All stand-alone software components will continue to be accounted for under the software revenue recognition guidance in ASC 985-605, Software—Revenue Recognition ("ASC 985-605").

        The multiple element revenue guidance requires that we evaluate each deliverable in an arrangement to determine whether such deliverable would represent a separate unit of accounting. The delivered item constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item and the delivery and performance of the undelivered item are considered probable and substantially in our control, the delivered element constitutes a separate unit of accounting. Most of our products and services qualify as separate units of accounting and revenue is recognized when the applicable revenue recognition criteria are met.

        For transactions entered into prior to January 1, 2011, we recognize revenue in accordance with ASC 985-605. Revenue for any undelivered elements that are considered not essential to the functionality of the product and for which vendor-specific objective evidence of fair value ("VSOE") has been established are deferred based on the VSOE value, and any remaining arrangement fee is then allocated to and recognized as revenue utilizing the revenue method.. If we can not establish VSOE for each undelivered element, including specified upgrades, we defer all revenue on the entire arrangement until VSOE exists for the remaining undelivered elements or all elements are delivered, provided that all other revenue recognition criteria have been met.

        For transactions entered into subsequent to the adoption of ASU 2009-13 that include multiple elements, arrangement consideration is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy as required by ASU 2009-13, as discussed below.

        We have historically maintained VSOE for our maintenance and support services and certain professional services based upon stand-alone service engagements and through the renewal of maintenance contracts. If VSOE exists, it will be used to determine the selling price of a deliverable. We have historically not been able to establish VSOE of any of our products and for certain services because we do not sell them on a stand alone basis, the pricing of the products or services is not within a narrow range, or we have limited sales history.

        We are typically not able to determine third-party evidence ("TPE") to support fair value for our products or services. TPE is determined based on competitor prices for similar elements when sold separately. Generally, our solutions typically differ from those of our peers as there are no similar or interchangeable competitor products or services due to a significant level of customization and differentiation, and therefore, comparables cannot be obtained.

        When we are unable to establish selling price using VSOE or TPE, we use estimated selling price ("ESP") in our allocation of arrangement consideration for the relevant deliverables. The objective of ESP is to determine the price at which we would transact a sale if a product or service was sold on a stand-alone basis. We determine ESP for our products and certain services by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional-specific market factors, profit objectives and pricing practices for such deliverables. We will regularly review VSOE, TPE and ESP and maintain internal controls over the establishment and updates of these estimates.

Results of Operations

Three and Six Months Ended June 30, 2011 and 2010

        Revenue.    Revenue for the three and six months ended June 30, 2011 and 2010 was as follows (in thousands, except percentages):

			(Decrease) from prior year
Three months ended June 30,	2011	2010	$	%
Product	$29,446	$36,796	$(7,350)	(20.0)%
Service	22,326	24,385	(2,059)	(8.4)%

Total revenue	$51,772	$61,181	$(9,409)	(15.4)%

			Increase (decrease) from prior year
Six months ended June 30,	2011	2010	$	%
Product	$65,399	$73,074	$(7,675)	(10.5)%
Service	53,672	50,515	3,157	6.3%

Total revenue	$119,071	$123,589	$(4,518)	(3.7)%

        Product revenue is comprised of sales of our voice infrastructure products. The products typically incorporated into our trunking and access solutions include our GSX9000 and GSX4000 Open Services Switches and our ASX Call Feature Server. The products typically incorporated into our session border control ("SBC") solutions include our NBS9000 and NBS5200 Network Border Switches. Certain of our products may be incorporated into either our trunking and access solutions or our SBC solutions; these products include, but are not limited to, our PSX Policy & Routing Server, SGX Signaling Gateway, ASX Call Feature Server, IMX Service Delivery Platform, Sonus Insight Management System, ASX Access Gateway Control Function, and our network analytical suite of products.

        Product revenue for the three and six months ended June 30, 2011 and 2010 was comprised of the following (in thousands, except percentages):

			(Decrease) from prior year
Three months ended June 30,	2011	2010	$	%
Trunking and access	$21,717	$27,384	$(5,667)	(20.7)%
SBC	7,729	9,412	(1,683)	(17.9)%

Total product revenue	$29,446	$36,796	$(7,350)	(20.0)%

			(Decrease) from prior year
Six months ended June 30,	2011	2010	$	%
Trunking and access	$55,396	$60,526	$(5,130)	(8.5)%
SBC	10,003	12,548	(2,545)	(20.3)%

Total product revenue	$65,399	$73,074	$(7,675)	(10.5)%

        We recognized $24.4 million of product revenue from a multi-year project for Bahamas Telecommunications Company Ltd. ("Bahamas Telecom") that was completed and for which all revenue recognition criteria were met in the first quarter of fiscal 2011. Bahamas Telecom was our only new customer for both product and service revenue in the six months ended June 30, 2011. We recognized $0.5 million of product revenue in the aggregate from two new customers in the three months ended June 30, 2010 and $15.8 million of revenue in the aggregate from eight new customers in the six months ended June 30, 2010. New customers are those from whom we recognize revenue for the first time, although we may have had outstanding orders from such customers for several years, especially for multi-year projects. The timing of the completion of customer projects, revenue recognition criteria satisfaction and customer payments included in multiple element arrangements may cause our product revenue to fluctuate from one quarter to the next.

        We expect that our product revenue in fiscal 2011 will increase from 2010 levels.

        Service revenue is primarily comprised of hardware and software maintenance and support ("maintenance revenue") and network design, installation and other professional services ("professional services revenue").

        Service revenue for the three and six months ended June 30, 2011 and 2010 was comprised of the following (in thousands, except percentages):

			(Decrease) from prior year
Three months ended June 30,	2011	2010	$	%
Maintenance	$18,789	$19,171	$(382)	(2.0)%
Professional services	3,537	5,214	(1,677)	(32.2)%

Total service revenue	$22,326	$24,385	$(2,059)	(8.4)%

			Increase (decrease) from prior year
Six months ended June 30,	2011	2010	$	%
Maintenance	$37,710	$38,609	$(899)	(2.3)%
Professional services	15,962	11,906	4,056	34.0%

Total service revenue	$53,672	$50,515	$3,157	6.3%

        The decrease in service revenue in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 is attributable to $0.4 million of lower maintenance revenue and $1.7 million of lower professional services revenue. The increase in service revenue in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is primarily attributable to $11.5 million of revenue from the completion of the Bahamas Telecom project described above, comprised of $1.2 million of maintenance revenue and $10.3 million of professional services revenue. This increase was partially offset by $2.1 million of lower maintenance revenue and $6.2 million of lower professional services revenue from other customers. The timing of the completion of projects for revenue recognition, customer payments and maintenance contracts may cause our services revenue to fluctuate from one quarter to the next.

        We currently believe that our fiscal 2011 revenue will range between $265 million and $285 million.

        Our adoption, effective January 1, 2011, of ASU 2009-13 and ASU 2009-14 was material to our financial results, increasing product revenue by $6.3 million for the three months ended June 30, 2011 and $8.8 million for the six months ended June 30, 2011, compared to what would have been recognized had we continued to apply the guidance set forth in ASC 985-605 to all arrangements in the current year. The adoption of ASU 2009-13 and ASU 2009-14 did not have a material effect on the amount of timing of service revenue recognized during the three or six month periods ended June 30, 2011.

        We expect the adoption of ASU 2009-13 and ASU 2009-14 may be material to future periods; however, we cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

        Qwest Communications International, Inc. contributed approximately 13% and AT&T, Inc. ("AT&T") contributed approximately 12% of our revenue in the three months ended June 30, 2011. Bahamas Telecom contributed approximately 30% of our revenue in the six months ended June 30, 2011. AT&T contributed approximately 14% of our revenue in both the three and six month periods ended June 30, 2010. There were no other customers that contributed 10% or more of our revenue in the three or six months ended June 30, 2011 or 2010.

        International revenue was approximately 22% of our revenue in the three months ended June 30, 2011 and approximately 32% of our revenue in the three months ended June 30, 2010. International revenue was approximately 45% of our revenue in the six months ended June 30, 2011 and approximately 37% of our revenue in the six months ended June 30, 2010. Due to the uneven ordering patterns of customers and the timing of project completions, we expect that the domestic and international components as a percentage of our revenue will fluctuate from quarter to quarter and year to year.

        Our deferred product revenue was $23.5 million at June 30, 2011 and $39.8 million at December 31, 2010. Our deferred service revenue was $36.5 million at June 30, 2011 and $45.8 million at December 31, 2010. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

        Cost of Revenue/Gross Profit.    Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross profit as a percentage of revenue ("gross margin") for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands, except percentages):

			Increase (decrease) from prior year
Three months ended June 30,	2011	2010	$	%
Cost of revenue
Product	$9,618	$10,826	$(1,208)	(11.2)%
Service	12,218	11,842	376	3.2%

Total cost of revenue	$21,836	$22,668	$(832)	(3.7)%

Gross margin
Product	67.3%	70.6%
Service	45.3%	51.4%
Total gross margin	57.8%	62.9%

			Increase from prior year
Six months ended June 30,	2011	2010	$	%
Cost of revenue
Product	$32,779	$23,127	$9,652	41.7%
Service	29,731	23,771	5,960	25.1%

Total cost of revenue	$62,510	$46,898	$15,612	33.3%

Gross margin
Product	49.9%	68.4%
Service	44.6%	52.9%
Total gross margin	47.5%	62.1%

        The decrease in product gross margin in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to product and customer mix, which reduced our gross margin by approximately four percentage points, partially offset by lower manufacturing-related costs, which increased our gross margin by approximately one half of one percentage point. The decrease in product gross margin in the six months ended June 30, 2011 compared to the six months ended June 30, 2011 was primarily due to the lower gross margin realized on the Bahamas Telecom project described above. The lower gross margin realized on the Bahamas Telecom project was primarily due to the high level of third-party products incorporated into this project. These higher third-party costs decreased our product gross margin by approximately 20 percentage points. This reduction was partially offset by lower manufacturing-related costs, which increased our gross margin by approximately one percentage point.

        The decrease in service gross margin in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily attributable to higher costs within the service organization, which reduced our service gross margin by approximately six percentage points. The decrease in service gross margin in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is primarily attributable to higher third-party costs, principally related to the Bahamas Telecom project, which decreased our service gross margin by approximately nine percentage points, partially offset by lower manufacturing-related costs, which increased our gross margin by approximately one-half of one percentage point. Our service cost of revenue is relatively fixed in advance of any particular quarter and therefore, changes in service revenue will typically have a significant impact on service gross margins.

        We currently believe that our gross margin over time will remain within our long-term financial model of 58% to 62%. Although our gross margins in the three and six months ended June 30, 2011 were lower than our historical trends, we do not expect this lower-margin trend to continue in the future.

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands, except percentages):

			Increase from prior year
	2011	2010	$	%
Three months ended June 30,	$15,187	$15,106	$81	0.5%
Six months ended June 30,	$30,795	$30,046	$749	2.5%

        The increase in research and development expenses in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 is primarily attributable to $0.8 million of higher expense related to product development (third-party development, prototype and test equipment costs) for both our new and existing product offerings, partially offset by $0.7 million of lower employee-related expenses. The increase in research and development expenses in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is primarily attributable to $0.5 million of higher expense related to product development (third-party development, prototype and test equipment costs) and $0.4 million of higher facilities-related expenses, partially offset by $0.2 million of lower employee-related expenses. Our higher facilities costs in the six months ended June 30, 2011 compared to June 30, 2010 primarily relate to the activities associated with the consolidation of our facilities in India to a single location.

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

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands, except percentages):

			Increase from prior year
	2011	2010	$	%
Three months ended June 30,	$13,298	$12,392	$906	7.3%
Six months ended June 30,	$27,595	$25,986	$1,609	6.2%

        The increase in sales and marketing expense in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 is attributable to $0.4 million of higher software and equipment costs related primarily to equipment for sales support, $0.2 million of higher marketing-related expenses, $0.1 million of higher expense related to increased product trial and evaluation equipment activity with customers and $0.2 million of net increases in other sales and marketing expenses.

        The increase in sales and marketing expense in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is attributable to increases of $0.5 million in software and equipment costs related primarily to equipment for sales support, $0.4 million for product trial and evaluation equipment activity with customers, $0.3 million for marketing-related expenses and $0.4 million for other sales and marketing expenses.

        We believe that our sales and marketing expenses will increase in fiscal 2011 from fiscal 2010 levels, primarily attributable to higher personnel and related costs.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and other employee-related costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses for the three and six months ended June 30, 2011 and 2010 were as follows (in thousands, except percentages):

			(Decrease) from prior year
	2011	2010	$	%
Three months ended June 30,	$8,197	$10,971	$(2,774)	(25.3)%
Six months ended June 30,	$16,393	$21,115	$(4,722)	(22.4)%

        The decrease in general and administrative expenses in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 is primarily attributable to $2.0 million of lower employee-related expenses and $0.6 million of lower professional fees (legal, audit and consulting fees). The decrease in employee-related expenses is primarily comprised of $1.0 million of lower salary and fringe benefit expenses and $0.8 million of lower stock-based compensation expense.

        The decrease in general and administrative expenses in the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is primarily attributable to $2.3 million of lower employee-related expenses, $1.6 million of lower professional fees (legal, audit and consulting fees) and $0.9 million of lower expense related to foreign currency translation. The decrease in employee-related expenses is primarily comprised of $1.0 million of lower salary and fringe benefit expenses and $0.8 million of lower stock-based compensation expense.

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

        Interest Income, net.    Interest income consists of interest earned on our cash equivalents, marketable securities and long-term investments. Interest expense primarily relates to interest on capital lease obligations. Our interest income, net, decreased $0.1 million in the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily attributable to a lower average portfolio yield. Our interest income, net, decreased $0.2 million in the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily attributable to a lower average portfolio yield.

        Income Taxes.    We recorded provisions for income taxes of $0.9 million for the six months ended June 30, 2011 and $0.3 million for the six months ended June 30, 2010. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year.

        The provisions for income taxes for the six months ended June 30, 2011 and 2010 represent forecasted tax expense on the earnings of our foreign operations. Our effective tax rate for the six months ended June 30, 2011 was less than the statutory federal and state rates due to the existence of a valuation allowance on our domestic losses.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

        Our consolidated statements of cash flows are summarized as follows (in thousands):

	Six months ended June 30,
	2011	2010	Change
Net income (loss)	$(18,342)	$177	$(18,519)
Adjustments to reconcile net income (loss) to cash flows provided by (used in) operating activities	10,091	10,837	(746)
Changes in operating assets and liabilities	(3,030)	2,818	(5,848)

Net cash provided by (used in) operating activities	$(11,281)	$13,832	$(25,113)

Net cash provided by (used in) investing activities	$21,291	$(35,609)	$56,900

Net cash provided by financing activities	$581	$303	$278

        Our cash, cash equivalents, marketable securities and long-term investments totaled $388.6 million at June 30, 2011.

        Our operating activities used $11.3 million in the six months ended June 30, 2011, compared to $13.8 million of cash provided by operating activities in the six months ended June 30, 2010.

        Cash used in operating activities in the six months ended June 30, 2011 was primarily the result of lower deferred revenue, accrued expenses and accounts payable. These amounts were offset by lower accounts receivable, inventory and other operating assets. The reduction in deferred revenue is primarily attributable to a multi-year project for which revenue had been previously deferred. The reduction in accrued expenses primarily related to employee compensation and related costs, including payments made in connection with our Company-wide employee incentive bonus program and payments in 2011 related to the departures in 2010 of our former President and Chief Executive Officer and our former Executive Vice President and Chief Operating Officer. The decrease in accounts receivable primarily reflects payments in the current year. The lower inventory levels are primarily related to the recognition of deferred cost of goods sold in connection with the completion of the previously discussed multi-year project, partially offset by increased inventory levels in anticipation of our transition to a new contract manufacturer.

        Cash provided by operating activities in the six months ended June 30, 2010 was primarily the result of higher accounts payable and lower accounts receivable, partially offset by increases in inventory, both current and noncurrent, and decreases in deferred revenue and accrued expenses. Our accounts payable increase was primarily attributable to purchases of materials in the latter part of the second quarter of fiscal 2010, for which payments were due to the vendors in the third quarter of fiscal 2010. The decrease in accounts receivable was mainly driven by our continued focus on cash collections. The decrease in deferred revenue was primarily the result of the completion of projects for which the revenue had been deferred at December 31, 2009, partially offset by new orders in fiscal 2010 for which revenue recognition criteria had not been met as of June 30, 2010. The decrease in accrued expenses was primarily attributable to payments for previously accrued royalty payments and lower taxes payable.

        Our investing activities provided $21.3 million of cash in the six months ended June 30, 2011, comprised of $28.6 million of net maturities of marketable securities, partially offset by $7.3 million of investments in property and equipment. Our investing activities used $35.6 million of cash in the six months ended June 30, 2010, comprised of $29.3 million of net purchases of marketable securities, $4.3 million of investments in property and equipment and $2.0 million to purchase intangible assets.

        Our financing activities provided $0.6 million of cash in the six months ended June 30, 2011, comprised of $0.8 million of proceeds from the sale of our common stock in connection with our Amended and Restated 2000 Employee Stock Purchase Plan ("ESPP"), and $0.8 million of proceeds from the exercise of stock options. These amounts were partially offset by $0.9 million of cash used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $48,000 for payments on our capital leases for office equipment. Our financing activities provided $0.3 million of cash in the six months ended June 30, 2010, including $0.6 million of proceeds from the sale of common stock in connection with our ESPP and $0.1 million from the exercise of stock options. These amounts were partially offset by $0.3 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.1 million used for payments on our capital leases for office equipment.

        In the first quarter of fiscal 2011, we began to use forward currency exchange contracts ("forward contracts") to economically hedge our exposure to forecasted foreign currency denominated operating expenses and transactions in our European and Japanese subsidiaries. These forward contracts were entered into for periods of six months or less, based upon budgeted expenses and specific transactions for the applicable subsidiaries. These forward contracts do not subject our earnings or cash flows to material risk since gains and losses on these forward contracts generally offset losses and gains on the expenses and transactions being hedged. However, changes in currency exchange rates related to any unhedged transaction may impact our earnings and cash flows. There were no forward contracts outstanding at June 30, 2011.

        Based on our current expectations, we believe our cash, cash equivalents, marketable securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. It is difficult to predict future liquidity requirements with certainty. The rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing operations and for other general corporate activities, as well as to vigorously defend against existing and potential litigation. See Note 15 to our condensed consolidated financial statements for a description of our legal contingencies.

Recent Accounting Pronouncements

        On June 16, 2011, the Financial Accounting Standards Board ("FASB") issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires companies to report components of comprehensive income in either: (1) a continuous statement of comprehensive income; or (2) two separate consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. ASU 2011-05 will be effective for us in our reporting of the quarter ended March 31, 2012, with early adoption permitted. We are currently assessing the impact on our consolidated financial statements.

        On May 12, 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which provides guidance on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. ASU 2011-04 expands previously existing disclosure requirements for fair value measurements, including disclosures regarding transfers between Level 1 and Level 2 in the fair value hierarchy currently disclosed. ASU 2011-04 will be effective for us in the first quarter of fiscal 2012. Some of our disclosures on fair value measurements may change upon adoption of ASU 2011-04. We are currently assessing the impact, if any, on our consolidated financial statements.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

        Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        We are a party to the legal proceedings described in Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2010 and Note 14 of this Quarterly Report on Form 10-Q. There were no material developments to these legal proceedings in the three or six months ended June 30, 2011.

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

        There were no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. There were no modifications or supplements to these risk factors in the three or six months ended June 30, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We have not announced any currently effective authorization to repurchase shares of our common stock. However, upon vesting of restricted stock awards, employees are permitted to return to us a portion of the newly-vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. The following table summarizes repurchases of our common stock during the second quarter of fiscal 2011, which represent shares returned to satisfy tax withholding obligations:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
April 1, 2011 to April 30, 2011	—	—	—	—
May 1, 2011 to May 31, 2011	—	—	—	—
June 1, 2011 to June 30, 2011	8,334	$2.91	—	—

Total	8,334	$2.91	—	—

Item 6.    Exhibits

Exhibit Number		Description
4.1		Rights Agreement, dated as of June 26, 2008, between Sonus Networks, Inc. and American Stock Transfer & Trust Company, LLC, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Rights to Purchase Shares of Preferred Stock (incorporated by reference to the Registrant's Current Report on Form 8-K, filed June 27, 2008 with the SEC).
4.2
Amendment No. 1 dated as of June 10, 2011 to Rights Agreement, dated as of June 26, 2008, between Sonus Networks, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to the Registrant's Current Report on Form 8-K, filed June 13, 2011 with the SEC).
10.1	*+	Form of Nonstatutory Stock Option Award Agreement Granted Under the 2007 Stock Incentive Plan, as Amended
10.2	*+	Form of Restricted Stock Award Agreement Granted Under the 2007 Stock Incentive Plan, as Amended
14.1		Code of Conduct (incorporated by reference to the Registrant's Current Report on Form 8-K, filed June 7, 2011 with the SEC)
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.	INS**	XBRL Instance Document
101.	SCH**	XBRL Taxonomy Extension Schema
101.	CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.	DEF**	XBRL Taxonomy Extension Definition Linkbase
101.	LAB**	XBRL Taxonomy Extension Label Linkbase
101.	PRE**	XBRL Taxonomy Extension Presentation Linkbase

*
Filed herewith

+
Management contract or compensatory plan or arrangement

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 17 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 2, 2011	SONUS NETWORKS, INC.
	By:	/s/ WAYNE PASTORE Wayne Pastore Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Dated: August 2, 2011	SONUS NETWORKS, INC.
	By:	/s/ ELMER LAI Elmer Lai Vice President, Finance, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description
4.1		Rights Agreement, dated as of June 26, 2008, between Sonus Networks, Inc. and American Stock Transfer & Trust Company, LLC, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Rights to Purchase Shares of Preferred Stock (incorporated by reference to the Registrant's Current Report on Form 8-K, filed June 27, 2008 with the SEC).
4.2
Amendment No. 1 dated as of June 10, 2011 to Rights Agreement, dated as of June 26, 2008, between Sonus Networks, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to the Registrant's Current Report on Form 8-K, filed June 13, 2011 with the SEC).
10.1	*+	Form of Nonstatutory Stock Option Award Agreement Granted Under the 2007 Stock Incentive Plan, as Amended
10.2	*+	Form of Restricted Stock Award Agreement Granted Under the 2007 Stock Incentive Plan, as Amended
14.1		Code of Conduct (incorporated by reference to the Registrant's Current Report on Form 8-K, filed June 7, 2011 with the SEC)
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.	INS**	XBRL Instance Document
101.	SCH**	XBRL Taxonomy Extension Schema
101.	CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.	DEF**	XBRL Taxonomy Extension Definition Linkbase
101.	LAB**	XBRL Taxonomy Extension Label Linkbase
101.	PRE**	XBRL Taxonomy Extension Presentation Linkbase

*
Filed herewith

+
Management contract or compensatory plan or arrangement

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 17 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.