Form 10-Q
period 2011-09-30
SONUS NETWORKS INC
filed 2011-10-27
CIK 1105472

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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

        As of October 18, 2011, there were 279,300,480 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2011

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

SONUS NETWORKS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$76,272	$62,501
Marketable securities	249,822	258,831
Accounts receivable, net of allowance for doubtful accounts of $25 at September 30, 2011 and $313 at December 31, 2010	44,279	52,813
Inventory	20,886	22,499
Deferred income taxes	434	408
Other current assets	13,765	16,474

Total current assets	405,458	413,526
Property and equipment, net	22,921	21,284
Intangible assets, net	1,300	1,600
Goodwill	5,062	5,062
Investments	52,585	87,087
Deferred income taxes	1,336	1,271
Other assets	5,372	26,124

	$494,034	$555,954

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,426	$16,936
Accrued expenses	17,107	29,999
Current portion of deferred revenue	41,897	42,776
Current portion of long-term liabilities	664	338

Total current liabilities	69,094	90,049
Deferred revenue	10,323	42,811
Long-term liabilities	4,126	4,138

Total liabilities	83,543	136,998

Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized; 279,124,612 shares issued and outstanding at September 30, 2011 and 277,170,262 shares issued and outstanding at December 31, 2010	279	277
Additional paid-in capital	1,308,715	1,301,285
Accumulated deficit	(905,934)	(889,501)
Accumulated other comprehensive income	7,431	6,895

Total stockholders' equity	410,491	418,956

	$494,034	$555,954

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue:
Product	$41,892	$19,391	$107,291	$92,465
Service	24,461	23,348	78,133	73,863

Total revenue	66,353	42,739	185,424	166,328

Cost of revenue:
Product	11,504	7,231	44,283	30,358
Service	12,633	11,730	42,364	35,501

Total cost of revenue	24,137	18,961	86,647	65,859

Gross profit	42,216	23,778	98,777	100,469

Operating expenses:
Research and development	16,231	16,226	47,026	46,272
Sales and marketing	14,651	11,836	42,246	37,822
General and administrative	10,133	17,157	26,526	38,272
Restructuring	—	1,114	—	1,114

Total operating expenses	41,015	46,333	115,798	123,480

Income (loss) from operations	1,201	(22,555)	(17,021)	(23,011)
Interest income, net	269	429	1,036	1,367
Other income, net	—	1	—	12

Income (loss) before income taxes	1,470	(22,125)	(15,985)	(21,632)
Income tax benefit (provision)	439	(153)	(448)	(469)

Net income (loss)	$1,909	$(22,278)	$(16,433)	$(22,101)

Earnings (loss) per share:
Basic	$0.01	$(0.08)	$(0.06)	$(0.08)
Diluted	$0.01	$(0.08)	$(0.06)	$(0.08)
Shares used to compute earnings (loss) per share:
Basic	278,721	275,412	278,286	275,107
Diluted	279,324	275,412	278,286	275,107

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(16,433)	$(22,101)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities:
Depreciation and amortization of property and equipment	8,721	8,134
Amortization of intangible assets	300	413
Stock-based compensation	6,308	12,410
Loss on disposal of property and equipment	14	81
Deferred income taxes	—	60
Changes in operating assets and liabilities:
Accounts receivable	8,762	13,471
Inventory	19,113	(10,360)
Other operating assets	9,763	1,484
Accounts payable	(7,234)	12,704
Accrued expenses	(12,046)	4,477
Deferred revenue	(33,477)	(8,347)

Net cash (used in) provided by operating activities	(16,209)	12,426

Cash flows from investing activities:
Purchases of property and equipment	(10,962)	(9,193)
Purchase of intangible assets	—	(2,000)
Purchases of marketable securities	(152,402)	(283,461)
Sale/maturities of marketable securities	192,769	236,698

Net cash provided by (used in) investing activities	29,405	(57,956)

Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	1,513	1,353
Proceeds from exercise of stock options	818	327
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(1,245)	(572)
Principal payments of capital lease obligations	(66)	(194)

Net cash provided by financing activities	1,020	914

Effect of exchange rate changes on cash and cash equivalents	(445)	538

Net increase (decrease) in cash and cash equivalents	13,771	(44,078)
Cash and cash equivalents, beginning of year	62,501	125,323

Cash and cash equivalents, end of period	$76,272	$81,245

Supplemental disclosure of cash flow information:
Interest paid	$8	$53
Income taxes paid	$853	$1,380
Income tax refunds received	$564	$476
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$803	$1,882
Property and equipment acquired under capital lease	$59	$—

See notes to the unaudited condensed consolidated financial statements.

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

Recent Accounting Pronouncements

        On September 15, 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08, Testing Goodwill for Impairment ("ASU 2011-08"), which gives companies testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If companies determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. ASU 2011-08 will be effective for the Company in the first quarter of fiscal 2012. Early adoption is permitted. The Company is currently assessing the impact, if any, on its consolidated financial statements.

        On June 16, 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires companies to report components of comprehensive income in either: (1) a continuous statement of comprehensive income; or (2) two separate consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. ASU 2011-05 will be effective for the Company in its reporting of the first quarter of fiscal 2012, with early adoption permitted. The adoption of this ASU will not have any impact on the Company's results of operations or financial position. The Company is currently considering the appropriate disclosure under ASU 2011-05.

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

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(2) REVENUE RECOGNITION

        The Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectability of the related receivable is probable. When the Company has future obligations, including a requirement to deliver additional elements that are essential to the functionality of the delivered elements or when customer acceptance is required, Sonus defers revenue recognition and related costs until those obligations are satisfied. Likewise, when fees for products or services are not fixed and determinable, Sonus defers the recording of receivables, deferred revenue and revenue until such time as the fees become due or are collected. The ordering patterns and sales lead times associated with customer orders may vary significantly from period to period. The Company limits the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges.

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

        In October 2009, the FASB amended the Accounting Standards Codification ("ASC") as summarized in ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements ("ASU 2009-14") and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements ("ASU 2009-13"). ASU 2009-14 amends industry-specific revenue accounting guidance for software and software-related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product's essential functionality. All stand-alone software components will continue to be

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(2) REVENUE RECOGNITION (Continued)

accounted for under the guidance of ASC 985-605, Software—Revenue Recognition ("ASC 985-605"). ASU 2009-13 amended the accounting standards for multiple-deliverable revenue arrangements to:

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

        The Company's products typically have both software and non-software components that function together to deliver the products' essential functionality. The Company's products are primarily marketed based on the software elements contained therein. In addition, hardware sold generally cannot be used apart from the software. Therefore, Sonus considers its principal products to be both software and hardware-related. Many of the Company's sales involve multiple element arrangements that include product, maintenance and various professional services. The adoption of the guidance discussed above affects the Company's multiple-element arrangements when they contain tangible products (hardware) with software elements, which comprise the majority of the Company's revenue transactions. The Company may enter into sales transactions that do not contain tangible hardware components, such as software-only add-on sales, which continue to be subject to the software revenue recognition guidance in ASC 985-605.

        The multiple element revenue guidance requires that the Company evaluate each deliverable in an arrangement to determine whether such deliverable would represent a separate unit of accounting. The delivered item constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered elements. If the arrangement includes a customer-negotiated refund or return right relative to the delivered item and the delivery and performance of the undelivered item are considered probable and substantially in the Company's control, the delivered element constitutes a separate unit of accounting. Most of the Company's products and services qualify as separate units of accounting, and revenue is recognized when the applicable revenue recognition criteria are met.

        For transactions entered into prior to January 1, 2011, the Company recognized revenue in accordance with ASC 985-605. Revenue for any undelivered elements that were considered not essential to the functionality of the product and for which VSOE had been established was deferred based on the VSOE value, and any remaining arrangement fee was then allocated to and recognized as revenue utilizing the residual method. If the Company could not establish VSOE for each undelivered element, including specified upgrades, it would defer all revenue on the entire arrangement until VSOE existed for the remaining undelivered elements or all elements were delivered, provided that all other revenue recognition criteria were met.

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

        When VSOE cannot be established, the Company attempts to establish the selling price of each element based on TPE. Generally, the Company's solution typically differs from that of its peers as there are no similar or interchangeable competitor products or services. The Company's various product and service offerings contain a significant level of customization and differentiation and therefore, comparable pricing of competitors' products and services with similar functionality cannot be obtained. Accordingly, the Company is typically not able to determine TPE for its products or services.

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

        The adoption of ASU 2009-13 and ASU 2009-14 had a material impact on the Company's financial results, increasing product revenue by $11.3 million for the three months ended September 30, 2011 and $19.9 million for the nine months ended September 30, 2011, compared to what would have been recognized had the Company continued to apply the guidance set forth in ASC 985-605 to all arrangements in the current year. The increase in product revenue was primarily the result of the expedited timing of revenue recognition for the Company's AT&T revenue arrangements (further described below under "AT&T Revenue Recognition") and a number of other customer arrangements in the current year that would not have been recognized in the period under ASC 985-605. The delivered elements were determined to constitute separate units of accounting in arrangements that included undelivered products or services which under ASC 985-605 would have resulted in deferral of the entire arrangement due to lack of VSOE for such undelivered elements. Customer acceptance in many arrangements generally does not occur until either both shipment of product and delivery of professional services or the expiration date of the contractual acceptance period occurs; therefore, the instances in which revenue recognition occurs at a different period under the new accounting guidance is a limited number of transactions.

        The adoption of ASU 2009-13 and ASU 2009-14 did not have a material effect on the amount or timing of service revenue recognized during the three or nine month periods ended September 30, 2011.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(2) REVENUE RECOGNITION (Continued)

        The Company expects the adoption of ASU 2009-13 and ASU 2009-14 will have a material effect on the timing of revenue recognition in future periods; however, the Company cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

        AT&T Revenue Recognition.    The Company sells various hardware components and professional services to this customer, and also has an arrangement to provide maintenance services on the hardware components. The relationship with the customer is governed by a master service agreement, and also by individual purchase orders that are received for all hardware sales. Because of the integrated and inter-related nature of the contractual arrangements, the Company believes all hardware purchases and the maintenance arrangement with the customer are inter-related and should be combined for accounting purposes.

        Beginning in the fourth quarter of fiscal 2008, the Company concluded that it no longer had sufficient evidence of VSOE on maintenance services for AT&T. Therefore, all revenue related to multiple-element arrangements for this customer entered into beginning in the fourth quarter of fiscal 2008 was recognized ratably over the maintenance period, which ended December 31, 2010, provided all other revenue recognition criteria were met. Revenue recognition on multiple-element arrangements with this customer began when the only undelivered element of the arrangement was maintenance. Beginning in the fourth quarter of 2008, for orders from this customer that contained bundled product and maintenance, the Company allocated a fixed percentage (which represented the maintenance renewal rate for its largest customers for which the Company had VSOE) of the arrangement fee to service revenue with the residual amount classified as product revenue. The Company applied this methodology on a consistent basis.

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

        As described above, under previously applied software revenue recognition criteria, the entire amount of the Company's product sales to this customer was deferred and amortized over the remaining contractual customer maintenance term, which ended December 31, 2010. The new multiple-element guidance will be followed for any tangible product orders received after January 1, 2011, and allows for earlier revenue recognition, as product revenue can be separated from the associated maintenance contract based upon its relative selling price using ESP. As a result, product revenue will be recognized either upon shipment of the products or upon customer acceptance, provided all other revenue recognition criteria have been met. Under the previously applied software revenue guidance, revenue for product orders received after January 1, 2011 would have been recognized ratably through April 30, 2013. Ultimately, the impact of this change in accounting is dependent upon total product sales with this customer. The Company recognized product revenue from AT&T of approximately $11 million in the three months ended September 30, 2011 and approximately $15 million in the nine months ended September 30, 2011. Had the Company continued to apply the previous software revenue guidance, it would have recognized product revenue from this customer of

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(2) REVENUE RECOGNITION (Continued)

approximately $1 million in the three months ended September 30, 2011 and approximately $2 million in the nine months ended September 30, 2011.

        The table below shows the total product revenue recognized for AT&T ratable arrangements under the previous guidance set forth in ASC 985-605 (in millions):

	Product revenue recognized in year ended December 31,
	2008	2009	2010	Total
Period in which revenue recognition began:
Fourth quarter of fiscal 2008	$0.2	$2.6	$2.6	$5.4
Fiscal 2009	—	4.9	11.8	16.7
Fiscal 2010	—	—	17.8	17.8

	$0.2	$7.5	$32.2	$39.9

        During the preparation of the Company's consolidated financial statements for the three month period ended March 31, 2011 and the accounting analysis for the new maintenance arrangement with AT&T, the Company determined that the methodology that had been applied in fiscal 2009 and 2010 to the amortization of consideration related to maintenance provided to AT&T was not appropriate and resulted in the inappropriate deferral of revenue related to maintenance billings from 2009 to 2010; total revenue recognized over the term of the arrangement was not impacted. This error resulted in the incorrect deferral and therefore, understatement of $3.8 million of service revenue in 2009 ($950,000 in each quarter of fiscal 2009) and related overstatement of 2010 service revenue by $3.8 million ($950,000 in each quarter of fiscal 2010). There is no tax effect on this revenue and therefore the error in service revenue impacted net loss in each year by the same amounts. There is no effect on retained earnings or any other account within the consolidated balance sheet as of December 31, 2010, and no effect on cash provided by operating activities for fiscal 2009 and fiscal 2010. The Company does not believe this error is material to its previously issued historical consolidated financial statements and, therefore, has not adjusted the historical financial statements.

(3) EARNINGS (LOSS) PER SHARE

        The calculations of shares used to compute basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Weighted average shares outstanding—basic	278,721	275,412	278,286	275,107
Potential dilutive common shares	603	—	—	—

Weighted average shares outstanding—diluted	279,324	275,412	278,286	275,107

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(3) EARNINGS (LOSS) PER SHARE (Continued)

        Options to purchase the Company's common stock aggregating approximately 17.8 million shares of common stock have not been included in the computation of diluted earnings per share for the three months ended September 30, 2011 because the options' exercise prices were greater than the average market price of the Company's common stock and their effect would have been antidilutive. Options to purchase the Company's common stock, unvested shares of restricted stock and unvested performance-based stock awards aggregating approximately 21.4 million shares of common stock have not been included in the computation of diluted loss per share for the nine months ended September 30, 2011 because their effect would have been antidilutive.

        Options to purchase the Company's common stock, unvested shares of restricted stock and performance-based stock awards aggregating approximately 22.8 million shares of common stock have not been included in the computation of diluted loss per share for the three and nine months ended September 30, 2010 because their effect would have been antidilutive.

(4) COMPREHENSIVE INCOME (LOSS)

        The Company's comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss)	$1,909	$(22,278)	$(16,433)	$(22,101)
Other comprehensive income (loss):
Foreign currency translation adjustments	472	256	524	414
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	(147)	164	12	(186)

Comprehensive income (loss)	$2,234	$(21,858)	$(15,897)	$(21,873)

(5) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS

        Cash equivalents and marketable securities are invested in debt and equity instruments, primarily U.S. government-backed and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

        The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt and equity securities and investments at September 30, 2011 and December 31, 2010 were comprised of the following (in thousands):

	September 30, 2011
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$43,522	$—	$—	$43,522

Marketable securities
U.S. government agency notes	$118,676	$97	$(4)	$118,769
Corporate debt securities	95,859	31	(23)	95,867
Commercial paper	17,775	3	—	17,778
Certificates of deposit	17,400	8	—	17,408

	$249,710	$139	$(27)	$249,822

Investments
U.S. government agency notes	$22,319	$21	$(14)	$22,326
Foreign government notes	1,776	—	(1)	1,775
Corporate debt securities	25,792	23	(36)	25,779
Certificates of deposit	2,697	8	—	2,705

	$52,584	$52	$(51)	$52,585

	December 31, 2010
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$15,285	$—	$—	$15,285

Marketable securities
U.S. government agency notes	$84,950	$79	$(8)	$85,021
Foreign government notes	8,787	4	(2)	8,789
Corporate debt securities	135,935	112	(70)	135,977
Commercial paper	17,988	1	—	17,989
Certificates of deposit	11,051	4	—	11,055

	$258,711	$200	$(80)	$258,831

Investments
U.S. government agency notes	$56,373	$19	$(16)	$56,376
Corporate debt securities	23,183	13	(33)	23,163
Certificates of deposit	7,550	—	(2)	7,548

	$87,106	$32	$(51)	$87,087

        At September 30, 2011 and December 31, 2010, the Company's available-for-sale debt securities classified as Investments had maturities ranging from one to two years.

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

        The following table shows the fair value of the Company's financial assets at September 30, 2011 and December 31, 2010. These financial assets are comprised of the Company's available-for-sale debt and equity securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the condensed consolidated balance sheets (in thousands):

		Fair value measurements at September 30, 2011 using:
	Total carrying value at September 30, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$43,522	$41,037	$2,485	$—

Marketable securities
U.S. government agency notes	$118,769	$—	$118,769	$—
Corporate debt securities	95,867	—	95,867	—
Commercial paper	17,778	—	17,778	—
Certificates of deposit	17,408	—	17,408	—

	$249,822	$—	$249,822	$—

Investments
U.S. government agency notes	$22,326	$—	$22,326	$—
Foreign government notes	1,775	—	1,775
Corporate debt securities	25,779	—	25,779	—
Certificates of deposit	2,705	—	2,705	—

	$52,585	$—	$52,585	$—

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

        The Company's marketable securities and investments have been valued on the basis of valuations provided by third-party pricing services, as derived from such services' pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security. The Company reviewed the level classifications of its investments at September 30, 2011 compared to December 31, 2010 and determined that there were no significant transfers between such levels in the nine months ended September 30, 2011.

(6) INVENTORY

        Inventory at September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
On-hand final assemblies and finished goods inventories	$12,639	$15,026
Deferred cost of goods sold	9,454	25,803

	22,093	40,829
Less current portion	(20,886)	(22,499)

Noncurrent portion (included in Other assets)	$1,207	$18,330

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(7) INTANGIBLE ASSETS AND GOODWILL

        The Company's intangible assets at September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

September 30, 2011	Useful life	Cost	Accumulated amortization	Net carrying value
Intellectual property	5 years	$2,999	$1,699	$1,300
Order backlog	1 year	287	287	—

		$3,286	$1,986	$1,300

December 31, 2010	Useful life	Cost	Accumulated amortization	Net carrying value
Intellectual property	5 years	$2,999	$1,399	$1,600
Order backlog	1 year	287	287	—

		$3,286	$1,686	$1,600

        The Company amortizes its intangible assets over the estimated useful lives of the respective assets. Amortization expense related to intangible assets for the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Amortization of intangible assets	$100	$137	$300	$413

        Estimated future amortization expense for intangible assets recorded by the Company at September 30, 2011 is as follows (in thousands):

Remainder of 2011	$100
2012	400
2013	400
2014	400

$1,300

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(7) INTANGIBLE ASSETS AND GOODWILL (Continued)

        Goodwill is recorded when the consideration in a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The changes in the carrying amounts of goodwill during the nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Nine months ended September 30,
	2011	2010
Balance at September 30:
Goodwill	$8,168	$8,162
Accumulated impairment losses	(3,106)	(3,106)

	$5,062	$5,056

Balance at January 1:
Goodwill	$8,168	$8,159
Accumulated impairment losses	(3,106)	(3,106)

	5,062	5,053
Foreign currency translation adjustment	—	3

	$5,062	$5,056

(8) ACCRUED EXPENSES

        Accrued expenses at September 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Employee compensation and related costs	$10,779	$22,263
Employee stock purchase plan	237	653
Professional fees	2,008	1,643
Royalties	118	621
Income taxes payable	43	250
Sales taxes payable	737	1,341
Other taxes	139	98
Other	3,046	3,130

	$17,107	$29,999

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

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(9) STOCK-BASED COMPENSATION PLANS (Continued)

        On August 24, 2011, Maurice Castonguay ("Mr. Castonguay") accepted an offer of employment as Senior Vice President and Chief Financial Officer of the Company (the "Employment Agreement"), effective August 26, 2011 (the "Commencement Date"). Pursuant to the terms of the Employment Agreement, on September 15, 2011, Mr. Castonguay was granted an option to purchase 500,000 shares of the Company's common stock at an exercise price of $2.38 per share (the "Options"), the closing price of the Company's common stock on the date of grant. The Options vest over a period of four years, with 25% vesting on the first anniversary of the Commencement Date and the remaining 75% vesting in equal monthly installments thereafter. Mr. Castonguay was also granted 375,000 shares of the Company's common stock, which are subject to both performance and time vesting requirements (the "Performance Shares"). As of September 30, 2011, the performance conditions for the Performance Shares had not been established by the Company's Compensation Committee of the Board of Directors; therefore, this award is not considered granted for accounting purposes.

        On August 25, 2011, Wayne Pastore ("Mr. Pastore") resigned as Senior Vice President and Chief Financial Officer of the Company, effective August 25, 2011. Pursuant to the terms of Mr. Pastore's Executive Severance and Arbitration Agreement, the Company accelerated the vesting of certain unvested options to purchase the Company's common stock and shares of restricted stock. As a result, the Company recognized incremental stock-based compensation expense, net of forfeitures, aggregating $0.3 million in both the three and nine months ended September 30, 2011 related to Mr. Pastore's departure.

Stock Options

        The activity related to the Company's outstanding stock options during the nine months ended September 30, 2011 was as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2011	18,177,188	$4.40
Granted	3,016,500	$2.89
Exercised	(452,617)	$1.81
Forfeited	(978,236)	$2.77
Expired	(983,617)	$5.97

Outstanding at September 30, 2011	18,779,218	$4.22	6.01	$236

Vested or expected to vest at September 30, 2011	18,101,671	$4.27	5.89	$230
Exercisable at September 30, 2011	12,242,866	$4.87	4.34	$147

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(9) STOCK-BASED COMPENSATION PLANS (Continued)

        The grant date fair values of stock options granted in the three and nine months ended September 30, 2011 were estimated using the Black-Scholes valuation model with the following assumptions:

	Three months ended September 30, 2011	Nine months ended September 30, 2011
Risk-free interest rate	1.15%	1.15% - 2.12%
Expected dividend yield	—	—
Weighted average volatility	67.38%	66.46%
Expected life (years)	4.5	4.5

        The weighted average grant date fair values of stock options granted were $1.32 per share for the three months ended September 30, 2011 and $1.55 per share for the nine months ended September 30, 2011.

        The total intrinsic values of stock options exercised were approximately $12,000 for the three months ended September 30, 2011 and $0.9 million for the nine months ended September 30, 2011. The Company received $0.8 million of cash from the exercise of stock options in the nine months ended September 30, 2011.

Restricted Stock Awards

        The activity related to the Company's unvested restricted stock awards for the nine months ended September 30, 2011 was as follows:

	Shares	Weighted average grant-date fair value
Unvested balance at January 1, 2011	1,541,231	$2.93
Granted	160,000	$2.97
Vested	(663,702)	$3.98
Forfeited	(179,731)	$2.32

Unvested balance at September 30, 2011	857,798	$2.26

        The total fair value of restricted stock award shares that vested during the nine months ended September 30, 2011 was $2.6 million.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(9) STOCK-BASED COMPENSATION PLANS (Continued)

Performance-Based Stock Awards

        The activity related to the Company's performance stock awards for the nine months ended September 30, 2011 was as follows:

	Shares	Weighted average grant-date fair value
Unvested balance at January 1, 2011	85,833	$2.47
Granted	1,725,056	$3.08
Vested	—	—
Forfeited	(95,833)	$2.52

Unvested balance at September 30, 2011	1,715,056	$3.08

        There are approximately 515,000 shares that are not included in the table above (including 375,000 shares awarded to Mr. Castonguay), as the Company has not finalized the performance conditions for these awards. The Company will begin to record stock-based compensation expense at the time that the performance conditions are defined and when it becomes probable that the respective performance conditions will be achieved, if at all.

Stock-Based Compensation

        The condensed consolidated statements of operations include stock-based compensation for the three and nine months ended September 30, 2011 and 2010 as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Product cost of revenue	$100	$105	$317	$265
Service cost of revenue	258	396	1,032	1,219
Research and development	505	617	1,565	1,888
Sales and marketing	408	647	1,468	2,064
General and administrative	796	4,947	1,926	6,974

	$2,067	$6,712	$6,308	$12,410

        There was no income tax benefit for employee stock-based compensation expense for the nine months ended September 30, 2011 and 2010 due to the income tax valuation allowance recorded.

        At September 30, 2011, there was $10.0 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards and performance-based stock awards for which the Company believes it is probable that the performance conditions will be satisfied. This expense is expected to be recognized over a weighted average period of approximately three years.

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

        The components of foreign currency gains (losses) for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Transaction gains (losses)	$(267)	$(1,125)	$(1,189)	$(528)
Remeasurement gains (losses)	(598)	1,205	273	(240)

	$(865)	$80	$(916)	$(768)

        The Company operates internationally and, in the normal course of business, is exposed to fluctuations in foreign exchange rates. These fluctuations can increase the costs of financing, investing and operating the business. During fiscal 2011, the Company began entering into derivative instruments for risk management purposes and not for speculative purposes.

        In the first quarter of fiscal 2011, the Company began to use forward currency exchange contracts ("forward contracts") to economically hedge its exposure to forecasted foreign currency denominated operating expenses and transactions in the Company's European and Japanese subsidiaries. These

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(11) FOREIGN CURRENCY TRANSLATION (Continued)

forward contracts have not been designated as cash flow, fair value or net investment hedges and are entered into for periods of six months or less, based upon budgeted expenses and specific transactions for the applicable subsidiaries. These forward contracts do not subject the Company's earnings or cash flows to material risk since gains and losses on these forward contracts generally offset losses and gains on the expenses and transactions being hedged. However, changes in currency exchange rates related to any un-hedged transaction may impact the Company's earnings and cash flows.

        The Company had no forward contracts in the three months ended September 30, 2011. The Company recorded immaterial gains related to forward contracts for the nine months ended September 30, 2011. The Company settles forward foreign contracts in cash. There were no forward contracts outstanding at September 30, 2011.

(12) MAJOR CUSTOMERS

        The following customers each contributed 10% or more of the Company's revenue in at least one of the three or nine month periods ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
Customer	2011	2010	2011	2010
AT&T	22%	22%	13%	16%
Bahamas Telecommunications Company Ltd.	*	—	20%	—
Citic Telecom 1616, Ltd.	*	11%	*	*

*
Represents less than 10% of revenue

        At September 30, 2011, two customers each accounted for 10% or more of the Company's accounts receivable balance, representing approximately 45% in the aggregate of total accounts receivable. At December 31, 2010, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 14% of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts as required, and such losses have historically been within management's expectations.

(13) GEOGRAPHIC INFORMATION

        The Company's classification of revenue by geographic area is determined by the location to which the product is shipped or where the services are performed. The following table summarizes revenue by

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(13) GEOGRAPHIC INFORMATION (Continued)

geographic area as a percentage of total revenue for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
United States	63%	74%	58%	66%
Japan	6	7	7	15
Other Asia Pacific	3	8	1	2
Europe, Middle East and Africa	26	5	13	14
Other	2	6	21	3

	100%	100%	100%	100%

        Bahamas Telecommunications Company Ltd. accounted for approximately 20% of the Company's revenue in the nine months ended September 30, 2011. Bahamas Telecommunications Company Ltd. is located in the Caribbean and is included as a component of "Other" in the table above.

        International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next and accordingly, current data may not be indicative of future periods.

(14) RESTRUCTURING

        In the three months ended September 30, 2010, the Company recorded $1.1 million of restructuring expense for severance and related expenses to reduce its workforce by 12 people, or approximately 1% of employees worldwide. The payments related to this action were completed in the fourth quarter of fiscal 2010, and as of December 31, 2010, there were no remaining restructuring accruals.

        The Company did not record restructuring expense in either the three or nine months ended September 30, 2011.

(15) INCOME TAXES

        The Company's income tax provisions for the nine months ended September 30, 2011 and 2010 reflect the Company's estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full fiscal year. The estimated effective rates for the nine months ended September 30, 2011 and 2010 do not include any benefit for the Company's domestic losses, as the Company has concluded that a valuation allowance on any domestic benefit is required.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(16) COMMITMENTS AND CONTINGENCIES

2001 IPO Litigation

        In November 2001, a purchaser of the Company's common stock filed a complaint in the United States District Court for the Southern District of New York (the "District Court") against the Company, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with the Company's initial public offering ("IPO") and seeking unspecified monetary damages. The purchaser seeks to represent a class of persons who purchased the Company's common stock between the date of the IPO on May 24, 2000 and December 6, 2000. The amended complaint, filed in April 2002, alleges that the Company's registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between the underwriters and certain purchasers to make additional purchases in the after-market. The claims against the Company are asserted under Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs have filed substantially similar class action cases against approximately 300 other publicly-traded companies and their IPO underwriters which, along with the actions against the Company, have been transferred to a single federal judge for purposes of coordinated case management.

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

appeal to the District Court for further proceedings to determine whether the remaining objector has standing. On August 25, 2011, the District Court concluded that the remaining objector lacks standing to object to the settlement because he was not a class member. On September 23, 2011, the remaining objector filed a Notice of Appeal of the District Court's August 25, 2011 Order. That appeal remains pending. If the District Court's Order is upheld on appeal, the Company would have no material liability in connection with this litigation, and this litigation would be resolved.

        On October 5, 2007, Vanessa Simmonds, a purported shareholder of the Company, filed a complaint in the United States District Court for the Western District of Washington (the "Western District Court") for recovery of short-swing profits under Section 16(b) of the Exchange Act against the underwriters in the IPO in 2000. On February 28, 2008, the plaintiff filed an amended complaint asserting substantially similar claims as set forth in the initial complaint. The amended complaint seeks recovery against the underwriters for profits they received from the sale of the Company's common stock in connection with the IPO. The Company was named as a nominal defendant but has no liability for the asserted claims. No Sonus officers or directors were named in the amended complaint. On March 12, 2009, the Western District Court entered its judgment in the case and granted the moving issuers' motion to dismiss, finding plaintiff's demand letters were insufficient to put the issuers on notice of the claims asserted against them. The Western District Court also granted the underwriters' motion to dismiss as to the claims arising from the non-moving issuers' IPOs, finding plaintiff's claims were time-barred under the applicable statute of limitations.

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

Ninth Circuit mandate for all cases continues to be stayed pending final disposition of the underwriter's petition. Underwriters' brief on the merits was submitted on August 18, 2011, and respondent's brief was submitted on September 26, 2011. Oral argument in that case is scheduled for November 29, 2011. The Company currently believes that the outcome of this litigation will not have a material impact on its financial statements.

Other

        In addition, we are often a party to disputes and legal proceedings that we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material effect on our business or financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Quarterly Report on Form 10-Q and, in particular, this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements which are subject to a number of risks and uncertainties. The words "anticipates", "believes", "could", "estimates", "expects", "intends","may", "plans", "seeks", "will" and other similar language whether in the negative or affirmative are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are based on our current expectations, assumptions, estimates, forecasts and projections about the operating environment, economies and markets in which we operate, and we do not undertake an obligation to update our forward-looking statements to reflect new information, future events or circumstances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the timing of our recognition of revenues; our ability to recruit and retain key personnel; difficulties supporting our new strategic focus on channel sales; difficulties expanding our customer base; difficulties leveraging market opportunities; difficulties providing solutions that meet the needs of customers; market acceptance of our products and services; rapid technological and market change; our ability to protect our intellectual property rights; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; higher risks in international operations and markets; our ability to hire and retain employees; the impact of increased competition; currency fluctuations; litigation; changes in the market price of our common stock; actions taken by significant stockholders; failure or circumvention of our controls and procedures and other risks and uncertainties described more fully in our Annual Report on Form 10-K for the year ended December 31, 2010 and the additional factors set forth in Item 1A. "Risk Factors" of Part II of this Quarterly Report on Form 10-Q. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may materially adversely affect our business, results of operations, financial condition and/or liquidity. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes for the periods specified.

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

        Currently, we sell our products principally through a direct sales force in the United States, Europe, the Middle East and Asia Pacific. We continue to expand our presence into new geographies and markets through our relationships with regional channel partners.

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

        On August 24, 2011, Maurice Castonguay ("Mr. Castonguay") accepted an offer of employment as Senior Vice President and Chief Financial Officer of the Company. Mr. Castonguay joined the Company on August 26, 2011. On August 25, 2011, Wayne Pastore resigned as Senior Vice President and Chief Financial Officer, effective August 25, 2011.

        On May 2, 2011, Todd Abbott accepted an offer of employment as Senior Vice President of Worldwide Sales of the Company. Mr. Abbott joined the Company on May 3, 2011.

        On February 11, 2011, Dr. Rajiv Laroia accepted an offer of employment as Senior Vice President and Chief Technology Officer of the Company. Dr. Laroia joined the Company on February 11, 2011.

        We reported income from operations of $1.2 million in the three months ended September 30, 2011 and a loss from operations of $22.6 million in the three months ended September 30, 2010. We reported losses from operations of $17.0 million in the nine months ended September 30, 2011 and $23.0 million in the nine months ended September 30, 2010. We reported net income of $1.9 million in the three months ended September 30, 2011 and a net loss of $22.3 million in the three months ended September 30, 2010. We reported net losses of $16.4 million in the nine months ended September 30, 2011 and $22.1 million in the nine months ended September 30, 2011.

        Our revenue increased by $23.6 million in the three months ended September 30, 2011, compared to the three months ended September 30, 2010, and by $19.1 million in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. Our gross profit increased by $18.4 million, to $42.2 million, in the three months ended September 30, 2011, compared to the three months ended September 30, 2010, primarily attributable to higher revenue in the current year period. Our gross profit decreased by $1.7 million, to $98.8 million, in the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, primarily attributable to higher third-party costs for a low-margin multi-year project we completed in the three months ended March 31, 2011, offset by higher revenue in the current year. Although our gross margins in the nine months ended September 30, 2011 were lower than our historical trends, we do not expect this lower-margin trend to continue in the future.

        Operating expenses were $41.0 million in the three months ended September 30, 2011 and $46.3 million in the three months ended September 30, 2010. Operating expenses were $115.8 million in the nine months ended September 30, 2011 and $123.5 million in the nine months ended

September 30, 2010. The decrease in the current year compared to the same prior year period is primarily attributable to lower general and administrative expenses, partially offset by higher sales and marketing and research and development expenses.

Critical Accounting Policies and Estimates

        Our Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management's estimates and projections, there could be a material effect on our financial statements. The significant accounting policies that we believe are the most critical include the following:

  •
  Revenue recognition;

  •
  Inventory valuation;

  •
  Loss contingencies and reserves;

  •
  Stock-based compensation;

  •
  Goodwill and intangible assets; and

  •
  Accounting for income taxes.

        For a further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the U.S. Securities and Exchange Commission on March 10, 2011. There were no significant changes to our critical accounting policies from December 31, 2010 through September 30, 2011 with the exception of the additions below resulting from our adoption, effective January 1, 2011, of ASC 605-25, as amended by ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements ("ASU 2009-14") and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements ("ASU 2009-13") for new and materially modified arrangements originating on or after January 1, 2011.

        We recognize revenue from product sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectability of the related receivable is probable. When we have future obligations, including a requirement to deliver additional elements that are essential to the functionality of the delivered elements or when customer acceptance is required, we defer revenue recognition and related costs until those obligations are satisfied. Likewise, when fees for products or services are not fixed and determinable, we defer the recording of receivables, deferred revenue and revenue until such time as the fees become due or are collected. The ordering patterns and sales lead times associated with customer orders may vary significantly from period to period. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges.

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

        We currently sell the majority of our products directly to our end customers. For products sold to resellers and distributors with whom we have sufficient history regarding the potential for product returns or refunds or any form of concession, we recognize revenue on a sell-in basis. For all other resellers and distributors, we recognize revenue on a sell-through basis.

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

        For transactions entered into prior to January 1, 2011, we recognize revenue in accordance with ASC 985-605. Revenue for any undelivered elements that are considered not essential to the functionality of the product and for which vendor-specific objective evidence of fair value ("VSOE") has been established are deferred based on the VSOE value, and any remaining arrangement fee is then allocated to and recognized as revenue utilizing the revenue method. If we cannot establish VSOE for each undelivered element, including specified upgrades, we defer all revenue on the entire arrangement until VSOE exists for the remaining undelivered elements or all elements are delivered, provided that all other revenue recognition criteria have been met.

        For transactions entered into subsequent to the adoption of ASU 2009-13 that include multiple elements, arrangement consideration is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy as required by ASU 2009-13, as discussed below.

        We have historically maintained VSOE for our maintenance and support services and certain professional services based upon stand-alone service engagements and through the renewal of maintenance contracts. If VSOE exists, it will be used to determine the selling price of a deliverable. We have historically not been able to establish VSOE of any of our products and for certain services because we do not sell them on a stand-alone basis, the pricing of the products or services is not within a narrow range, or we have limited sales history.

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

Results of Operations

Three and Nine Months Ended September 30, 2011 and 2010

        Revenue.    Revenue for the three and nine months ended September 30, 2011 and 2010 was as follows (in thousands, except percentages):

			Increase from prior year
Three months ended September 30,	2011	2010	$	%
Product	$41,892	$19,391	$22,501	116.0%
Service	24,461	23,348	1,113	4.8%

Total revenue	$66,353	$42,739	$23,614	55.3%

			Increase from prior year
Nine months ended September 30,	2011	2010	$	%
Product	$107,291	$92,465	$14,826	16.0%
Service	78,133	73,863	4,270	5.8%

Total revenue	$185,424	$166,328	$19,096	11.5%

        Product revenue is comprised of sales of our voice infrastructure products. The products typically incorporated into our trunking and access solutions include our GSX9000 and GSX4000 Open Services Switches and our ASX Call Feature Server. The products typically incorporated into our SBC solutions include our NBS9000 and NBS5200 Network Border Switches. Certain of our products may be incorporated into either our trunking and access solutions or our SBC solutions; these products include, but are not limited to, our PSX Policy & Routing Server, SGX Signaling Gateway, ASX Call Feature Server, IMX Service Delivery Platform, Sonus Insight Management System, ASX Access Gateway Control Function, and our network analytical suite of products.

        Product revenue for the three and nine months ended September 30, 2011 and 2010 was comprised of the following (in thousands, except percentages):

			Increase from prior year
Three months ended September 30,	2011	2010	$	%
Trunking and access	$31,494	$16,314	$15,180	93.1%
SBC	10,398	3,077	7,321	237.9%

Total product revenue	$41,892	$19,391	$22,501	116.0%

			Increase from prior year
Nine months ended September 30,	2011	2010	$	%
Trunking and access	$86,890	$76,840	$10,050	13.1%
SBC	20,401	15,625	4,776	30.6%

Total product revenue	$107,291	$92,465	$14,826	16.0%

        We recognized $5.3 million of product revenue in the aggregate from eight new customers in the three months ended September 30, 2011. We recognized $29.8 million of product revenue in the aggregate from nine new customers in the nine months ended September 30, 2011, including $24.4 million of product revenue from a multi-year project for Bahamas Telecommunications Company Ltd. ("Bahamas Telecom") that was completed in the first quarter of fiscal 2011. We recognized $4.1 million of product revenue in the aggregate from four new customers in the three months ended September 30, 2010 and $20.0 million of revenue in the aggregate from twelve new customers in the nine months ended September 30, 2010. New customers are those from whom we recognize revenue for the first time, although we may have had outstanding orders from such customers for several years, especially for certain multi-year projects. The timing of the completion of customer projects, revenue recognition criteria satisfaction and customer payments included in multiple element arrangements may cause our product revenue to fluctuate from one quarter to the next.

        We expect that our product revenue in fiscal 2011 will increase from 2010 levels.

        Service revenue is primarily comprised of hardware and software maintenance and support ("maintenance revenue") and network design, installation and other professional services ("professional services revenue").

        Service revenue for the three and nine months ended September 30, 2011 and 2010 was comprised of the following (in thousands, except percentages):

			Increase from prior year
Three months ended September 30,	2011	2010	$	%
Maintenance	$19,159	$19,073	$86	0.5%
Professional services	5,302	4,275	1,027	24.0%

Total service revenue	$24,461	$23,348	$1,113	4.8%

			Increase (decrease) from prior year
Nine months ended September 30,	2011	2010	$	%
Maintenance	$56,869	$57,682	$(813)	(1.4)%
Professional services	21,264	16,181	5,083	31.4%

Total service revenue	$78,133	$73,863	$4,270	5.8%

        The increase in service revenue in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 is attributable to $0.1 million of higher maintenance revenue and $1.0 million of higher professional services revenue. The increase in service revenue in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 is primarily attributable to $11.5 million of revenue from the completion of the Bahamas Telecom project described above. This revenue from Bahamas Telecom was comprised of $1.2 million of maintenance revenue and $10.3 million of professional services revenue. This increase was partially offset by $2.0 million of lower maintenance and $5.2 million of lower professional services revenue from other customers. The timing of the completion of projects for revenue recognition, customer payments and maintenance contracts may cause our services revenue to fluctuate from one quarter to the next.

        We currently believe that our fiscal 2011 revenue will range between $255 million and $259 million.

        Our adoption, effective January 1, 2011, of ASU 2009-13 and ASU 2009-14 was material to our financial results, increasing product revenue by $11.3 million for the three months ended September 30, 2011 and $19.9 million for the nine months ended September 30, 2011, compared to what would have been recognized had we continued to apply the software revenue guidance set forth in ASC 985-605 to all arrangements in the current year. The effect of our accounting for our AT&T Inc. ("AT&T") arrangements accounted for a significant portion of these increases.

        The adoption of ASU 2009-13 and ASU 2009-14 did not have a material effect on the amount or timing of service revenue recognized during the three or nine month periods ended September 30, 2011.

        We expect the adoption of ASU 2009-13 and ASU 2009-14 may be material to future periods; however, we cannot reasonably estimate the effect of adopting these standards on future financial periods as the impact will vary depending on the nature and volume of new or materially modified arrangements in any given period.

        AT&T contributed approximately 22% of our revenue in the three months ended September 30, 2011 and approximately 13% of our revenue in the nine months ended September 30, 2011. Bahamas Telecom contributed approximately 20% of our revenue in the nine months ended September 30, 2011. AT&T contributed approximately 22% of our revenue in the three months ended September 30, 2010 and approximately 16% of our revenue in the nine months ended September 30, 2010. Citic Telecom 1616, Ltd. contributed approximately 11% of our revenue in the three months ended September 30, 2010. There were no other customers that contributed 10% or more of our revenue in the three or nine months ended September 30, 2011 or 2010.

        International revenue was approximately 37% of our revenue in the three months ended September 30, 2011 and approximately 26% of our revenue in the three months ended September 30, 2010. International revenue was approximately 42% of our revenue in the nine months ended September 30, 2011 and approximately 34% of our revenue in the nine months ended September 30, 2010. Due to the uneven ordering patterns of customers and the timing of project completions, we expect that the domestic and international components as a percentage of our revenue will fluctuate from quarter to quarter and year to year.

        Our deferred product revenue was $15.6 million at September 30, 2011 and $39.8 million at December 31, 2010. Our deferred service revenue was $36.6 million at September 30, 2011 and $45.8 million at December 31, 2010. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

        Cost of Revenue/Gross Profit.    Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross profit as a percentage of revenue ("gross margin") for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands, except percentages):

			Increase from prior year
Three months ended September 30,	2011	2010	$	%
Cost of revenue
Product	$11,504	$7,231	$4,273	59.1%
Service	12,633	11,730	903	7.7%

Total cost of revenue	$24,137	$18,961	$5,176	27.3%

Gross margin
Product	72.5%	62.7%
Service	48.4%	49.8%
Total gross margin	63.6%	55.6%

			Increase from prior year
Nine months ended September 30,	2011	2010	$	%
Cost of revenue
Product	$44,283	$30,358	$13,925	45.9%
Service	42,364	35,501	6,863	19.3%

Total cost of revenue	$86,647	$65,859	$20,788	31.6%

Gross margin
Product	58.7%	67.2%
Service	45.8%	51.9%
Total gross margin	53.3%	60.4%

        The increase in product gross margin in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to product and customer mix, including the completion of several higher margin projects, which increased our gross margin by approximately eight percentage points, and the impact of higher revenue in the current year quarter on our manufacturing-related costs, which increased our gross margin by approximately two percentage points. The decrease in product gross margin in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2011 was primarily due to the lower gross margin realized on the Bahamas Telecom project described above. The lower gross margin realized on the Bahamas Telecom project was primarily due to the high level of third-party products incorporated into this project. These higher third-party costs decreased our product gross margin by approximately ten percentage points. This reduction was partially offset by lower manufacturing-related costs, which increased our gross margin by approximately one percentage point.

        The decrease in service gross margin in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily attributable to higher costs within the service organization, in particular, employee-related costs for increased headcount. The decrease in service gross margin in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 is primarily attributable to higher third-party costs, principally related to the Bahamas Telecom project, which decreased our service gross margin by approximately six percentage points, and higher employee costs related to our increased services headcount, which decreased our service gross margin by approximately one percentage point. Our service cost of revenue is relatively fixed in advance of any particular quarter and therefore, changes in service revenue will typically have a significant impact on service gross margins.

        We currently believe that our gross margin over time will remain within our long-term financial model of 58% to 62%. Although our gross margins in the nine months ended September 30, 2011 were lower than our historical trends, we do not expect this lower-margin trend to continue in the future.

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands, except percentages):

			Increase from prior year
	2011	2010	$	%
Three months ended September 30,	$16,231	$16,226	$5	—
Nine months ended September 30,	$47,026	$46,272	$754	1.6%

        There was little change in research and development expenses in the three months ended September 30, 2011 compared to the three months ended September 30, 2010; $0.4 million of lower employee-related expenses in the current year period were offset by $0.4 million of net increases in other research and development expenses, including $0.1 million of higher expense for product development (third-party development, prototype and test equipment costs) for both our new and existing product offerings. The increase in research and development expenses in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 is primarily attributable to $0.7 million of higher expense for product development (third-party development, prototype and test equipment costs) for both our new and existing product offerings.

        Some aspects of our research and development efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our research and development expenses for fiscal 2011 will increase from fiscal 2010 levels due to our investments in our research and development product portfolio.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands, except percentages):

			Increase from prior year
	2011	2010	$	%
Three months ended September 30,	$14,651	$11,836	$2,815	23.8%
Nine months ended September 30,	$42,246	$37,822	$4,424	11.7%

        The increase in sales and marketing expense in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 is attributable to $2.5 million of higher employee-related expenses, including $1.9 million of higher salary and commissions expense and $0.3 million of net increases in other sales and marketing expenses. The increase in sales and marketing expense in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 is attributable to $2.6 million of higher employee-related expense, $0.4 million of higher software and equipment costs related primarily to equipment for sales support, $0.3 million of higher marketing and trade show expenses, $0.3 million of higher professional fees, $0.2 million of higher expense related to increased product trial and evaluation equipment activities with customers and $0.6 million of net increases in other sales and marketing expenses. The increases in salary expense in the three and nine months ended September 30, 2011 compared to the same prior year periods are primarily attributable to higher headcount related to our focus on expanded sales coverage. The increases in commissions expense in the three and nine months ended September 30, 2011 compared to the same prior year periods are primarily attributable to our higher revenue in the current year periods.

        We believe that our sales and marketing expenses will increase in fiscal 2011 from fiscal 2010 levels, primarily attributable to higher personnel and related costs.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and other employee-related costs for executive and administrative personnel, recruiting expenses, allowance for doubtful accounts and professional fees. General and administrative expenses for the three and nine months ended September 30, 2011 and 2010 were as follows (in thousands, except percentages):

			(Decrease) from prior year
	2011	2010	$	%
Three months ended September 30,	$10,133	$17,157	$(7,024)	(40.9)%
Nine months ended September 30,	$26,526	$38,272	$(11,746)	(30.7)%

        The decrease in general and administrative expenses in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 is attributable to $7.4 million of lower employee-related expenses and $0.8 million of lower professional fees (legal, audit and consulting fees). These increases were partially offset by $1.0 million of higher expense related to foreign currency translation and $0.2 million of net increases in other general and administrative expenses. The decrease in employee-related expenses is primarily the result of $6.0 million of accelerated expense recognition in the three months ended September 30, 2010 for stock-based awards and cash payments due to our former President and Chief Executive Officer pursuant to his Retention Agreement (the "Retention Agreement"). We recorded $0.8 million of expense in the three months ended September 30, 2011 related to the departure of our former Senior Vice President and Chief Financial Officer in August 2011.

        The decrease in general and administrative expenses in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 is attributable to $9.7 million of lower employee-related expenses, $2.4 million of lower professional fees (legal, audit and consulting fees), $0.2 million of lower expense related to foreign currency translation. These decreases were partially offset by $0.6 million of net increases in other general and administrative expenses. The decrease in employee-related expenses includes $6.7 million of expense recorded in the nine months ended September 30, 2010 related to the aforementioned Retention Agreement. General and administrative expenses for the nine months ended September 30, 2011 include $0.8 million of expense related to the departure of our former Senior Vice President and Chief Financial Officer in August 2011.

        We believe that our general and administrative expenses will decrease in fiscal 2011 from fiscal 2010 levels, primarily due to lower expected professional fees and personnel-related expenses.

        Restructuring.    On August 24, 2010, we committed to a restructuring initiative to close our offices in Ottawa, Canada and in Darmstadt, Germany, to relocate our Freehold, New Jersey facility to a smaller, more cost-effective space in the same area, and to reduce our workforce by 12 people, or approximately 1% of employees worldwide (the "2010 restructuring initiative"). We recorded $1.1 million in both the three and nine months ended September 30, 2010, representing severance and related expenses for the headcount reduction component of the 2010 restructuring initiative. In the fourth quarter of fiscal 2010, as a result of changing business circumstances in certain geographic areas, including the availability of suitable replacement facilities and certain customer relationships, we elected not to close our office in Darmstadt, Germany, or to relocate our Freehold, New Jersey facility and accordingly, never recorded restructuring expense related to either of these facilities.

        We did not record restructuring expense in either the three or nine months ended September 30, 2011.

        We believe that our total operating expenses (research and development, sales and marketing, and general and administrative expenses) will be in the range of $157 million to $158 million in fiscal 2011.

        Interest Income, net.    Interest income consists of interest earned on our cash equivalents, marketable securities and long-term investments. Interest expense primarily relates to interest on capital lease obligations. Our interest income, net, decreased $0.2 million in the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily attributable to a lower average portfolio yield. Our interest income, net, decreased $0.3 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily attributable to a lower average portfolio yield.

        Income Taxes.    We recorded provisions for income taxes of $0.4 million for the nine months ended September 30, 2011 and $0.5 million for the nine months ended September 30, 2010. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year.

        The provisions for income taxes for the nine months ended September 30, 2011 and 2010 represent forecasted tax expense on the earnings of our foreign operations. Our effective tax rate for the nine months ended September 30, 2011 was less than the statutory federal and state rates due to the existence of a valuation allowance on our domestic losses.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

        Our consolidated statements of cash flows are summarized as follows (in thousands):

	Nine months ended September 30,
	2011	2010	Change
Net loss	$(16,433)	$(22,101)	$5,668
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities	15,343	21,098	(5,755)
Changes in operating assets and liabilities	(15,119)	13,429	(28,548)

Net cash (used in) provided by operating activities	$(16,209)	$12,426	$(28,635)

Net cash provided by (used in) investing activities	$29,405	$(57,956)	$87,361

Net cash provided by financing activities	$1,020	$914	$106

        Our cash, cash equivalents, marketable securities and long-term investments totaled $378.7 million at September 30, 2011.

        Our operating activities used $16.2 million in the nine months ended September 30, 2011, compared to $12.4 million of cash provided by operating activities in the nine months ended September 30, 2010.

        Cash used in operating activities in the nine months ended September 30, 2011 was primarily the result of lower deferred revenue, accrued expenses and accounts payable. These amounts were offset by lower inventory, other operating assets and accounts receivable. The reduction in deferred revenue is primarily attributable to a multi-year project for which revenue had been previously deferred. The reduction in accrued expenses is primarily related to employee compensation and related costs, including payments made in connection with our Company-wide employee incentive bonus program and payments in 2011 related to the departures in 2010 of our former President and Chief Executive Officer and our former Executive Vice President and Chief Operating Officer. The lower inventory levels are primarily related to the recognition of deferred cost of goods sold in connection with the completion of the previously discussed multi-year project, partially offset by increased inventory levels as we transitioned to our new contract manufacturer. The decrease in accounts receivable primarily reflects payments in the current year. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, used $1.1 million of cash.

        Cash provided by operating activities in the nine months ended September 30, 2010 was primarily the result of lower accounts receivable and other operating assets and higher accounts payable and accrued expenses. These amounts were partially offset by increases in inventory, both current and noncurrent, and decreases in deferred revenue, both current and noncurrent. The decrease in accounts receivable was mainly driven by our continued focus on cash collections. Our accounts payable increase was primarily attributable to purchases of materials in the latter part of the quarter for which payments were due to the vendors in the fourth quarter of 2010. The increase in accrued expenses was primarily attributable to employee compensation and related costs, including accruals related to our former President and Chief Executive Officer's Retention Agreement and the implementation in 2010 of our Company-wide employee incentive program, partially offset by payments for previously accrued royalty payments, lower taxes payable and the completion of employee stock purchase under our ESPP. Our higher inventory levels were primarily related to the introduction of our NBS5200 and preparation for product end-of-life purchases by our customers. The decrease in deferred revenue was primarily the result of the completion of projects for which the revenue had been deferred at December 31, 2009, partially offset by new orders in 2010 for which revenue recognition criteria had not been met at September 30, 2010. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, used $1.0 million of cash.

        Our investing activities provided $29.4 million of cash in the nine months ended September 30, 2011, comprised of $40.4 million of net maturities of marketable securities, partially offset by $11.0 million of investments in property and equipment. Our investing activities used $58.0 million of cash in the nine months ended September 30, 2010, comprised of $46.8 million of net investment in marketable securities, $9.2 million of cash for purchases of property and equipment and $2.0 million for the purchase of intangible assets.

        Our financing activities provided $1.0 million of cash in the nine months ended September 30, 2011, comprised of $1.5 million of proceeds from the sale of our common stock in connection with our Amended and Restated 2000 Employee Stock Purchase Plan ("ESPP") and $0.8 million of proceeds from the exercise of stock options. These amounts were partially offset by $1.2 million of cash used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $66,000 for payments on our capital leases for office equipment. Our financing activities provided $0.9 million of cash in the nine months ended September 30, 2010, including $1.4 million of proceeds from the sale of common stock in connection with our ESPP and $0.3 million from the exercise of stock options. These amounts were partially offset by $0.6 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.2 million used for payments on our capital leases for office equipment.

        In the first quarter of fiscal 2011, we began to use forward currency exchange contracts ("forward contracts") to economically hedge our exposure to forecasted foreign currency denominated operating expenses and transactions in our European and Japanese subsidiaries. These forward contracts were entered into for periods of six months or less, based upon budgeted expenses and specific transactions for the applicable subsidiaries. These forward contracts do not subject our earnings or cash flows to material risk since gains and losses on these forward contracts generally offset losses and gains on the expenses and transactions being hedged. However, changes in currency exchange rates related to any un-hedged transaction may impact our earnings and cash flows. There were no forward contracts outstanding at September 30, 2011.

        Based on our current expectations, we believe our cash, cash equivalents, marketable securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. It is difficult to predict future liquidity requirements with certainty. The rate at which we will use cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by, among other things, the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing operations and for other general corporate activities, as well as to vigorously defend against existing and potential litigation. See Note 16 to our condensed consolidated financial statements for a description of our legal contingencies.

Recent Accounting Pronouncements

        On September 15, 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-08, Testing Goodwill for Impairment ("ASU 2011-08"), which gives companies testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If companies determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. ASU 2011-08 will be effective for us in the first quarter of fiscal 2012. Early adoption is permitted. We are currently assessing the impact, if any, on its consolidated financial statements.

        On June 16, 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires companies to report components of comprehensive income in either: (1) a continuous statement of comprehensive income; or (2) two separate consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. ASU 2011-05 will be effective for us in our reporting of the first quarter of fiscal 2012, with early adoption permitted. The adoption of this ASU will not have any impact on our results of operations or financial position. We are currently considering the appropriate disclosure under ASU 2011-05.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

        Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        We are a party to the legal proceedings described in Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2010 and Note 16 of this Quarterly Report on Form 10-Q. There were no material developments to these legal proceedings in the three or nine months ended September 30, 2011.

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

        There were no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. There were no modifications or supplements to these risk factors in the three or nine months ended September 30, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We have not announced any currently effective authorization to repurchase shares of our common stock. However, upon vesting of restricted stock awards, employees are permitted to return to us a portion of the newly-vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. The following table summarizes repurchases of our common stock during the third quarter of fiscal 2011, which represent shares returned to satisfy tax withholding obligations:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
July 1, 2011 to July 31, 2011	11,309	$3.01	—	—
August 1, 2011 to August 31, 2011	60,425	$2.47	—	—
September 1, 2011 to September 30, 2011	66,481	$2.41	—	—

Total	138,215	$2.48	—	—

Item 6.    Exhibits

Exhibit Number	Description
10.1+	Employment Agreement between Sonus Networks, Inc. and Maurice Castonguay, accepted on August 24, 2011 (incorporated by reference to the Registrant's Current Report on Form 8-K, filed August 25, 2011 with the SEC)

10.2+	Amendment to Employment Agreement between Sonus Networks, Inc. and Maurice Castonguay, dated October 25, 2011 (incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed October 25, 2011 with the SEC)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: October 27, 2011	SONUS NETWORKS, INC.
	By:	/s/ MAURICE CASTONGUAY Maurice Castonguay Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: October 27, 2011	SONUS NETWORKS, INC.
	By:	/s/ ELMER LAI Elmer Lai Vice President, Finance, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1+	Employment Agreement between Sonus Networks, Inc. and Maurice Castonguay, accepted on August 24, 2011 (incorporated by reference to the Registrant's Current Report on Form 8-K, filed August 25, 2011 with the SEC)

10.2+	Amendment to Employment Agreement between Sonus Networks, Inc. and Maurice Castonguay, dated October 25, 2011 (incorporated by reference to the Registrant's Current Report on Form 8-K/A, filed October 25, 2011 with the SEC)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*
Filed herewith

+
Management contract or compensatory plan or arrangement

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 17 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.