Form 10-K
period 2011-12-31
SONUS NETWORKS INC
filed 2012-02-24
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $582,879,000 based on the closing price for the Common Stock on the NASDAQ Global Select Market on June 30, 2011. As of February 15, 2012, there were 279,326,161 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

SONUS NETWORKS, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2011

Cautionary Note Regarding Forward-Looking Statements

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, plans and objectives of management for future operations and plans for future product development and manufacturing are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in these forward-looking statements are discussed in Item 1A., "Risk Factors" of Part I and Items 7 and 7A., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk," respectively, of Part II of this Annual Report on Form 10-K. Also, any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

        References in this Annual Report on Form 10-K to "Sonus," "Sonus Networks," "Company," "we," "us" and "our" are to Sonus Networks, Inc. and its subsidiaries, collectively, unless the context requires otherwise.

PART I

Item 1.    Business

Overview

        We are a leading provider of voice and multimedia infrastructure solutions, including session border control, Voice over Internet Protocol, or VoIP, access and VoIP media gateway solutions for service providers and enterprises. Our infrastructure solutions allow efficient and reliable delivery of voice and multimedia sessions over IP (internet protocol) networks while allowing our customers to manage the flows of such sessions in their networks using business policies.

        One of the first companies to leverage SIP (session initiation protocol) and IP as the mechanism to carry voice traffic, we have helped over 150 wireline and wireless service providers in over 50 countries to create and deliver value with their deployed networks. Our customer list includes some of the world's largest multimedia service providers including AT&T, Belgacom ICS, BT Group, CenturyLink (and Qwest), CITIC 1616, COLT, Interroute, KDDI, Level 3 (and Global Crossing), Orange (formerly France Telecom), Softbank Corporation, TalkTalk (formerly Carphone Warehouse), Tata Communications, T-Systems Business Services (a division of Deutsche Telekom Group), Verizon and XO Communications.

        We deliver value to our customers through our flexible and distributed architecture. Our customers interoperate and peer with other service providers or large enterprises using either TDM (time division multiplexing), also known as circuit-switched telephony, or IP technology. Our products allow our customers to manage their network borders (or peering points) using either our GSX or NBS (network border switch) products to secure the borders, perform signaling interworking and media transcoding, and apply routing decisions. Our centralized policy and routing engine, or PSX, then manages the entire set of our GSX and NBS elements along a network's border, and provides a centralized view of the network. Business policies from the customer are transformed into routing and control decisions at these peering points, which secure the network from unwanted traffic and route the desired traffic efficiently while preserving quality of service and gathering data necessary for billing and accounting. Our VoIP Access solutions include the ASX Feature Server, which delivers residential Class 5 ("last mile," or exchanges to which subscriber and end-user telephone lines connect) and business VoIP, telephony to both TDM and IP devices for residential and enterprise subscribers in a geo-redundant architecture. The ASX solution can be delivered as a cloud-based VoIP service to end users anywhere in a secure and resilient manner. Our solution is ideal for companies wishing to create or take advantage of a number of service models including: PBX (private branch exchange)-to-Cloud migration, cloud/hosted, distributed, hybrid-hosted and/or managed IP telephony.

        Our solutions help customers migrate their networks from TDM networks to all-IP networks. Our NBS9000 session border controller can operate in a hybrid environment, carrying both TDM-to-IP sessions and IP-to-IP sessions in the same platform, while managing and controlling traffic in a seamless way. Our NBS5200 session border controller operates in a pure-IP environment and is designed to operate at high performance without compromising on security or features. Both platforms support IPv6 (Internet Protocol version 6, which is designed to succeed Internet Protocol version 4, or IPv4) and are built to work within an IMS (IP Multimedia Subsystem) architecture.

        Our target customers comprise both service providers and enterprises. Customers and prospective customers in the service provider space are traditional and emerging communications service providers, including long-distance carriers, local exchange carriers, Internet service providers, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers. Enterprise customers and target enterprise customers include financial institutions, retailers, state and local governments, and other multinational corporations. We collaborate with our customers to identify and develop new advanced services and applications that may help to reduce costs, improve productivity and generate new revenue.

        We sell our products principally through a direct sales force in the United States, Europe, Asia-Pacific and the Middle East. We continue to expand our presence into new geographies and markets through our relationships with regional channel partners. We are in the process of establishing an indirect sales channel in order to address a larger share of the enterprise customer segment.

Industry Background

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

        Competition between new providers and incumbents is driving down service prices. With limited ability to reduce the cost structure of the public telephone network, profit margins for traditional telephone services have declined. In response, service providers are seeking new, creative and differentiated services as a means to increase revenues and reduce costs. The first wave of service differentiation, typified by triple-play bundling of voice, Internet and television, is now commonplace. Rapid adoption of Internet and broadband connectivity over the IP network has left service providers seeking more advanced solutions in broadband wireline-wireless converged services, video transport and services as well as innovative application of business policies over the traffic flows within a service provider's network.

        We deliver the next two waves of differentiation for service providers. The first is the transformation of networks from TDM to all-IP at a pace that the customers are willing to adopt. This lowers the overall cost structure for transporting voice and data and helps the service providers to be more competitive in the market. The next level of differentiation comes in giving service providers fine-grained control over how IP sessions flow through their network, and applying business rules and policies to increase their return on investment on the network infrastructure. In addition, significant opportunities exist in combining traditional voice services with Internet or web-based services in a manner that allows the service provider to deliver and monetize powerful, high-margin experiences in partnership with over-the-top providers, large enterprises, and their peers around the world.

        The transition of the public telecommunications network to an all-IP network is a complex and gradual process and is happening on several fronts, including the following: service providers are deploying VoIP to add capacity; they are retiring legacy equipment where the operational expense savings justify the investment in new IP technology; and they are utilizing SIP connectivity to directly reach their consumer and business customers to offer new and innovative services. As a result, service providers are typically operating hybrid networks that have a mix of old and new equipment. Issues like security, call control and quality of service now must be addressed over a converged IP connection that carries not just data, but also voice and multimedia. This has opened up a new world of opportunity, both to the existing telecommunications providers and the traditional data networking providers to provide efficient management of traffic flows and new services in this converged IP network, as well as multi-tenant, highly-scalable communication applications.

        Enterprises and businesses of all sizes are responding to a number of key technology and social trends. The first is the cost-effective but robust delivery of applications from the cloud. As enterprises move toward hosted or cloud-based purchase models along with managed services or any combination thereof, service providers will be able to leverage their IP infrastructure and deliver applications from the cloud to enterprises. Telephony, video, IVR (interactive voice response) and recording are just a few examples of applications that are beginning to be delivered in this manner. The second key trend affecting both enterprises and service providers is the demand by users for increased communication modalities such as IM (instant messaging), SMS (short message service), video and web-sharing. These diverse communication tools must be unified so that businesses can communicate effectively and seamlessly. The third trend is to enable "bring your own device," or BYOD, network capabilities, allowing users to use their personal digital devices (such as PCs, tablets and smartphones) on enterprise networks. The shift in communication devices demands that the underlying communications infrastructure become even more reliable, scalable and flexible. Finally, businesses continue to decrease both capital and operational expenses wherever possible. These trends, combined with the accelerated adoption of Session Initiation Protocol, or SIP, underscore the opportunity for Sonus to leverage our network intelligence and product scalability, helping enterprises and service providers securely and cost-effectively manage their cloud-based communication and collaborative applications.

Network Requirements and the Sonus Solutions

        Users demand high levels of quality and reliability from the public telephone network, while service providers require a cost-efficient network that enables the latest revenue-generating services. We develop, market and sell a comprehensive suite of voice and data communications infrastructure products, which are designed to effectively set-up, route, and securely manage the multitude of sessions traversing a service provider's network at any given time. We also sell a voice application that leverages this suite of infrastructure components to enable service providers to build cloud-based VoIP offerings. Our solutions are designed to scale to meet the security and performance needs of the largest packet networks and are compliant with the latest industry standards and best practices. Our solutions meet the following requirements:

        Carrier-class performance.    Service providers operate complex, mission-critical networks. Our products are designed to offer the highest levels of quality, reliability and interoperability, including:

  •
  full redundancy, designed for 5-nine's (99.999%) availability;

  •
  multi-tenant, geo-redundant Class 5 voice application capabilities;

  •
  quality of service equal or superior to today's circuit-switched network;

  •
  system hardware designed to comply with NEBS (Network Equipment Building System) standards Level 3;

  •
  interworking between the numerous signaling and media formats existing worldwide; and

  •
  sophisticated security, network monitoring and analytics capabilities.

        Scalability and density.    Carrier infrastructure solutions face challenging scalability requirements. Service providers' central offices typically support tens or even hundreds of thousands of simultaneous sessions. To be economically attractive, modern infrastructure must compare favorably with existing networks in terms of performance, cost per port, space occupation, power consumption and cooling requirements. Our solution scales to build packet-based switch configurations that cost-effectively support a few hundred to hundreds of thousands of simultaneous calls. In addition, the capital cost of our equipment is typically lower than that of traditional circuit-switched equipment. At the same time, our equipment offers unparalleled density, requires significantly less space, power and cooling than that needed by typical circuit-switching implementations and is therefore much more environmentally-friendly.

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

  •
  management and accounting interfaces such as Radius, Diameter, SNMP and AMA; and

  •
  interoperability with standard SIP endpoints and IADs (integrated access devices), voicemail and media servers.

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

Our Products

  Sonus GSX9000 Open Services Switch and Sonus GSX4000 Open Services Switch

        The Sonus GSX9000 Open Services Switch, or GSX9000, enables voice traffic to be transported over packet networks by converting any type of voice signal into IP packets and transmitting those IP packets over a data network. It then converts whatever type of signal is necessary to be deposited back onto non-IP networks to be delivered to its intended destination. The GSX9000 is designed to deliver voice quality that is equal or superior to that of the legacy circuit-switched public network. Further, it supports multiple voice encoding schemes used in circuit switches and delivers a number of other voice compression algorithms. The GSX9000 minimizes delay, further enhancing perceived voice quality, and scales to very large configurations required by major service providers. A single GSX9000 shelf can support up to 22,000 simultaneous calls, while a single GSX9000 in a multiple-shelf configuration can support 100,000 or more simultaneous calls. The GSX9000 also operates with our PSX Policy & Routing Server and with softswitches and network products offered by other vendors. The Sonus GSX4000 Open Services Switch, or GSX4000, allows service providers and enterprises to realize the benefits of the GSX9000 in a smaller form factor.

  Sonus NBS9000 Network Border Switch

        With the adoption of IP-based networks and industry convergence around IMS architectures, the ability to securely interconnect IP peering partners, business enterprises and individual voice customers has become critical. Offered as an upgrade on the GSX9000 platform, the Sonus NBS9000 Network Border Switch, or NBS9000, permits service providers to gradually transform their TDM networks to IP by permitting both TDM-to-IP and IP-to-IP session management capability on the same platform and provides the potential for significant cost savings. The NBS9000 provides a robust suite of security features, including traffic policing. Supporting session border control (SBC) configurations for both peering and access, the NBS9000 allows operators to satisfy their security, session border control and media services requirements within an integrated and easily managed system. The integrated media services include media transcoding, recorded tones and announcements and support for data (modem) and fax relay or interworking. Combined with the Sonus PSX Policy & Routing Server, the NBS9000 leverages the same policy-based packet switching features that drive Sonus IP-based networks around the world. The NBS9000 also includes full access to our centralized routing, network voice features and management/provisioning tools.

  Sonus PSX Policy & Routing Server

        The Sonus PSX Policy & Routing Server, or PSX, is a primary element of a Sonus distributed deployment that consists of multiple GSX and NBS-based elements deployed at various peering points in a service provider network, along with a centralized PSX that includes the database determining how sessions get routed over the service provider network. The PSX plays an integral role in all of our network deployments and translates business policies into actual call control, routing and service selection decisions. The PSX acts as a central control point in a large Sonus network, permitting significant operational savings for our customers.

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

  Sonus NBS5200 Network Border Switch

        The Sonus NBS5200 Network Border Switch, or NBS5200, is the first product built on our next-generation ConnexIP platform. The NBS5200 complements our NBS9000 as part of our SBC solutions portfolio and provides SBC functionality, including media interworking, advanced routing and policy engine, and multi-access security gateway functionality. The ConnexIP platform is a platform for connecting, managing and securing IP session-based communications and represents a key element in our strategy to bring industry-leading performance and carrier-grade reliability to the session management market, and represents a new foundation for the next generation of our IP-based products. The NBS5200 includes local Sonus PSX server functionality for advanced routing in standalone mode or can be configured to access a centralized PSX or third-party softswitch.

  Sonus ASX Call Feature Server

        The Sonus ASX Call Feature Server, or ASX, functionality for residential and enterprise subscribers to offer residential Class 5 and business VoIP call features to both legacy TDM and IP devices in a geo-redundant architecture. The ASX is a call agent that handles call setup and both basic and advanced call features. The ASX provides local area calling features for residential and enterprise markets and regulatory features such as emergency services and lawful intercept. The ASX allows the same features to run over various transport technologies, including analog lines, Ethernet, voice over DSL, voice over cable, fixed wireless and LTE infrastructure. This flexibility enables a multitude of applications, such as residential access, cable access and business services, and new features available only on packet-based networks, such as unified messaging, multimedia conferencing and desktop integration. The Sonus ASX integrates with a variety of third-party desk phones, conference phones and IADs and enables TDM devices to connect to SIP networks. In addition, it supports a variety of voice mail, media server and other third party components.

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

        Sonus Professional Services deliver an end-to-end solution through service engagements that include program management, network deployment design, softswitch and subscriber database design, network verification, network audit services, service management solutions, custom application and adaptor development, OSS and API integration, engineering, furnishing and installation, migration services, resident engineers, upgrade services, managed services and other services.

        The Sonus Professional Services organization offers our customers:

  •
  experience in deploying large-scale integrated solutions;

  •
  a full-service portfolio including consulting, integration, deployment, migration and operation support services;

  •
  global reach through our worldwide service organization and partner presence in all major global markets;

  •
  program managers who use a disciplined methodology for all deployment and integration projects; and

  •
  consistent execution in the design, deployment and support of the world's largest and most advanced networks

        In addition to our standard Sonus Professional Services engagements, Sonus Global Services offers customized engagements and workshops, training classes and, for our maintenance plan customers,

ongoing support through our online knowledge center, technical document library and 24-hour telephone support from our worldwide technical assistance centers located in Westford, Massachusetts, Tokyo, Japan and Prague, Czech Republic. We also have customer test and support centers located in Richardson, Texas and Bangalore, India.

        These service offerings accelerate our customers' return on investment, optimize their operational capability, enhance network performance and health, and generate new revenue.

        At December 31, 2011, our customer support and professional services organization consisted of 240 employees.

Our Strategy

        Traditionally, we provided robust solutions for service providers to evolve their TDM-based networks to IP. We believe the need for this network modernization technology will persist for years to come, as the number of endpoints that originate real time applications using IP such as voice and video increase in consumer, enterprise and wireless networks. As networks evolve, service providers are increasingly connecting to each other using IP-based trunks, and the connectivity between service providers and their enterprise and residential customers is also shifting to SIP trunks. Our suite of session border control solutions enables this IP-based peering to occur in a secure, reliable manner. The increasing prevalence of IP-based connectivity between service providers and enterprises will create the possibility for service providers to extend policy-based IP session management capability to businesses and consumers. As part of our ConnexIP platform launched last year, we continue to develop and differentiate our gateway and SBC products using policy management.

        We plan to continue to evolve our solutions internally and through partnerships to allow our customers to stay ahead of the rapid technology shifts in our industry. Following are some key principles driving our product evolution:

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

        Expand our solutions to address emerging IP-based markets, such as session border control.    The transformation of legacy TDM networks to all-IP networks has created requirements for security, peering and media manipulation as well as an opportunity for creating IP-to-IP services at the network edges. The requirements for security and peering go far beyond the legacy functionality of SBCs and include not only the operator's requirements for a border gateway to other IP networks but also a wide variety of requirements associated with the need for enterprises to control their own IP networks. The multi-media nature of the emerging services also provides an opportunity to create innovative services at the edge of the network. The evolution of our SBC product family empowers operators to address all of the above requirements and enables them to create unique IP-IP services.

        Embrace the principles outlined by 3GPP, 3GPP2 and LTE architectures.    As service providers reach more of their end-subscribers directly over IP, there is imminent convergence between broadband, wireline and wireless networks. IMS is a converged network architecture developed by accommodating the requirements of the wireless, wireline and cable industries and represents a well-accepted set of functional building blocks for an all IP-network. Our strategy is to ensure that our products fit well with accepted industry standards and seamlessly interoperate with other vendors' equipment. As our customers contemplate building their all-IP networks, our approach is to promote an environment where our customers have the freedom to select the components that will best provide them with an open, accessible and scalable infrastructure.

        Expand our global sales, marketing, support and distribution capabilities.    As a primary supplier of carrier packet voice infrastructure solutions to Tier 1 service providers (a service provider that can reach every other network on the Internet without purchasing IP transit), we require a strong worldwide presence. We have established sales presence throughout the United States, Europe and Japan. We also have sales teams in Singapore, Hong Kong, China, India, Mexico, Malaysia and the United Arab Emirates. We augment our global direct sales effort by working with international distribution partners in key markets around the world. We plan to continue to invest in professional service expertise and customer support. We plan to continue to expand our sales channels in 2012 through both direct and indirect channels, as well as develop technology and marketing partnerships.

        Expand and broaden our customer base by targeting specific market segments, such as enterprises and wireless operators.    We plan to penetrate additional customer segments and believe that new and incumbent service providers will build out their VoIP infrastructures at different rates. The next-generation service providers, who are relatively unencumbered by legacy equipment, have been initial purchasers of our equipment and software. Other newer entrants, including wireless operators, cable operators and Internet service providers, or ISPs, have also been early adopters of certain of our products. Moreover, incumbents, including interexchange carriers, regional Bell operating companies and international operators, are adopting packet voice technologies. Large enterprises are often operating voice networks as complex as a small to mid-sized service provider, and believe that our products are a good match for their secure, reliable, and scalable communication needs. In many cases, our presence within the enterprises is through a trusted relationship with our service provider customer. We hope to expand and grow our penetration into the enterprise segment by expanding our SBC portfolio to include products relevant to smaller enterprise customers.

Customers

        In 2011, our target customer base included all types of communications providers, such as long distance carriers, local exchange carriers, ISPs, wireless operators, cable operators, international telephone companies, wholesale operators and enterprise operators. We have been selected for network deployments by operators including AT&T, Belgacom, BT Group, CenturyLink (and Qwest), CITIC 1616, Global Crossing, KDDI, KVH, Level 3, Lime (formerly Cable and Wireless International), NTT Communications, Orange (formerly France Telecom), Softbank Corporation, TalkTalk (formerly Carphone Warehouse), T-Systems Business Services (a division of Deutsche Telekom Group), Verizon and XO Communications.

        Two customers, Bahamas Telecommunications Company Ltd. and AT&T, each accounted for 10% or more of our consolidated revenue for the year ended December 31, 2011, representing approximately 26% of our consolidated revenue in the aggregate. One customer, AT&T, accounted for approximately 21% of our consolidated revenue for the year ended December 31, 2010. We had no customers that contributed 10% or more of our consolidated revenue in fiscal 2009. In 2012, we plan to expand our customer focus to include a wider range of enterprise customers.

Sales and Marketing

        We have sold our products principally through a direct sales force and, in some markets, through or with the assistance of distributors and resellers, such as IBIL (Malaysia), Nissho Electronics Corporation (Japan), Sumitomo Corporation (Japan) and ECI (Israel). For geographic information, including tangible long-lived assets and revenue, please see our consolidated financial statements included in this Annual Report on Form 10-K, including Notes 7 and 18 thereto. We intend to establish additional relationships with selected original equipment manufacturers and other marketing partners in order to serve particular markets or geographies and provide our customers with opportunities to purchase our products in combination with related services and products.

        At December 31, 2011, our sales and marketing organization consisted of 172 employees located in sales and support offices in the United States and around the world.

Research and Development

        We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology into new products and maintaining comprehensive product and service offerings. Our research and development process leverages innovative technology in response to market data and customer feedback. In 2010, we developed and introduced differentiated products to address market and customer needs, including the launch in May 2010 of our NBS5200 Network Border Switch as the first product on our next-generation ConnexIP platform. In 2011, we significantly increased our product testing as part of our expanded quality initiatives. We also expanded our policy solutions, building on our industry-leading PSX product. In 2012, we plan to build on our next-generation ConnexIP platform, with a strong focus on customer needs, quality and further diversification of our SBC and Policy solutions.

        Our engineering effort is focused on developing new applications and network access features, new network interfaces, improved scalability, interoperability, quality, reliability and next generation technologies.

        Our research and development expenses were $64.4 million for the year ended December 31, 2011, $62.8 million for the year ended December 31, 2010 and $59.9 million for the year ended December 31, 2009.

        We have assembled a team of highly skilled engineers with significant telecommunications and networking industry experience. Our engineers have experience in and with leading wireline and wireless telecommunications equipment suppliers, computer data networking and multimedia companies. At December 31, 2011, we had 547 employees responsible for research and development, including 520 software and quality assurance engineers and 14 hardware engineers. Our engineering effort is focused on wireless product development, new applications and network access features, new network interfaces, improved scalability, interoperability, quality, reliability and next generation technologies. We maintain research and development offices in Massachusetts and New Jersey in the United States; Bangalore, India and Swindon, United Kingdom. We have made, and intend to continue to make, a substantial investment in research and development.

Competition

        The market for carrier packet voice infrastructure solutions is intensely competitive worldwide but there are historical regional differences in services, regulation and business practices among sub-markets that can benefit individual vendors. Regardless of the region, the overall market is subject to rapid technological change, affected by new product introductions, changing customer demands, industry consolidation and other market activities of industry participants. To compete effectively, we must deliver innovative products that provide extremely high reliability and voice quality, scale easily and efficiently, interoperate with existing network designs and other vendors' equipment, provide effective network management, are accompanied by comprehensive customer support and professional services, provide a cost-effective and space-efficient solution for service providers and meet price competition from low-cost equipment providers. We expect competition to persist and intensify in the future. Our primary sources of competition include vendors of networking and telecommunications equipment, such as Acme Packet, Alcatel-Lucent, Cisco Systems, Ericsson, GENBAND, Huawei, Metaswitch, NEC and Nokia Siemens Networks.

        Although we believe we compete favorably because our solutions are widely deployed, highly scalable and cost-effective for our customers, some of our competitors have broader product portfolios than we have and are able to devote greater resources to the development, promotion, sale and support of their products. In addition, some of these competitors have more extensive customer bases and broader customer relationships than we have, including relationships with our potential customers and established relationships with distribution partners. Other smaller private and public companies are also focusing on similar market opportunities.

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

        At December 31, 2011, we held 30 U.S. patents with expiration dates ranging from April 2016 through December 2029, and had 47 patent applications pending in the United States. In addition, at December 31, 2011, we held 29 foreign patents with expiration dates ranging from June 2019 through June 2026, and had 35 patent applications pending abroad. We also have a number of registered trademarks in the United States, including Sonus, ConnexIP, NetScore, NetEng, NetAssure, VoiceSentry, IMX and Mobiledge, and have one pending trademark application in the United States. In addition to the protections described above, we seek to safeguard our intellectual property by:

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

        Please see generally the risks that are more fully discussed in "Item 1A. Risk Factors," with particular attention to the following risk factors: "We test our products before they are deployed. However, because our products are sophisticated and designed to be deployed in complex environments, they may have errors or defects that we find only after full deployment, which could seriously harm our business;" "If we are not able to obtain necessary licenses or ongoing maintenance and support of third-party technology at acceptable prices, on acceptable terms, or at all, it could harm our operating results or business;" and "Man-made problems, such as computer viruses, hacking or terrorism, and natural disasters may disrupt our operations and harm our operating results."

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

        Please see generally the risks that are more fully discussed in "Item 1A. Risk Factors," with particular attention to the following risk factors: "We depend upon a single contract manufacturer and any disruption in this relationship may cause us to fail to meet the demands of our customers and damage our customer relationships. Additionally, in the event we elect to change our manufacturer, qualifying a new contract manufacturer and commencing commercial scale production are expensive and time-consuming activities and could affect our business;" "We and our contract manufacturer rely on a single or limited sources for supply of some components of our products and if we fail to adequately predict our manufacturing requirements or if our supply of any of these components is disrupted, we will be unable to ship our products;" and "The hardware products that we purchase from our third-party vendors have life cycles, and some of those products have reached the end of their life cycles. If we are unable to correctly estimate future requirements for these products, it could harm our operating results or business."

        At December 31, 2011, we had 24 employees responsible for supply chain management, worldwide procurement, order fulfillment, product quality and technical operations.

Backlog

        Generally we sell products and services pursuant to purchase orders issued under master agreements that govern the general commercial terms and conditions of the sale. These agreements typically do not obligate customers to purchase any minimum or guaranteed quantities, nor do they generally require upfront cash deposits. At any given time, we have orders for products that have not yet been shipped and for services (including our customer support obligations) that have not yet been performed. We also have orders relating to products that have been delivered and services that have been performed but have not yet been accepted by the customer under the applicable purchase terms. We include both of these situations in our calculation of backlog. A backlogged order may not result in revenue in the quarter in which it was booked, and the actual revenue recognized in a quarter may not equal the total amount of related backlog and accordingly, we do not believe that backlog should be viewed as a reliable indicator of our future performance.

Employees

        At December 31, 2011, we had a total of 1,095 employees, comprised of 547 in research and development, 172 in sales and marketing, 240 in customer support and professional services, 24 in manufacturing, 51 in finance and 61 in information technology and administration. Our employees are not represented by any collective bargaining agreement. We believe our relations with our employees are good.

Geographic Information

        Information regarding the geographic components of our revenue is provided in Note 18 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Information regarding the geographic components of our property and equipment is provided in Note 7 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Additional Information

        We were incorporated in August 1997 as a Delaware corporation. Our principal executive offices are located at 4 Technology Park Drive, Westford, MA 01886. Our telephone number at our principal executive offices is 978-614-8100.

        This Annual Report on Form 10-K, as well as all other reports filed with or furnished to the United States Securities and Exchange Commission (the "SEC"), are available free of charge through our Internet site (http://www.sonusnet.com) once we electronically file such material with, or furnish it to, the SEC. Information found on our website is not part of this report or any other report we file with or furnish to the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.    Risk Factors

        Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below before buying our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and cash flows could be materially adversely affected, the trading price of our common stock could decline materially and you could lose all or part of your investment.

Our quarterly revenue and operating results are unpredictable and may fluctuate significantly from quarter to quarter, which could adversely affect our business, consolidated financial statements and the trading price of our common stock.

        Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. Generally, purchases by service providers of telecommunications equipment from manufacturers have been unpredictable and clustered, rather than steady, as the service providers build out their networks. The primary factors that may affect our revenues and operating results include but are not limited to the following:

  •
  consolidation within the telecommunications industry, including acquisitions of or by our customers;

  •
  general economic conditions in our markets, both domestic and international, as well as the level of discretionary IT spending;

  •
  competitive conditions in our markets, including the effects of new entrants, consolidation, technological innovation and substantial price discounting;

  •
  fluctuation in demand for our voice infrastructure products and services, and the timing and size of customer orders;

  •
  fluctuations in foreign exchange rates;

  •
  cancellation or deferral of existing customer orders or the renegotiation of existing contractual commitments;

  •
  mix of product configurations sold;

  •
  length and variability of the sales cycle for our products;

  •
  application of complex revenue recognition accounting rules to our customer arrangements;

  •
  timing of revenue recognition;

  •
  changes in our pricing policies, the pricing policies of our competitors and the prices of the components of our products;

  •
  market acceptance of new products and product enhancements that we offer and our services;

  •
  the quality and level of our execution of our business strategy and operating plan, and the effectiveness of our sales and marketing programs;

  •
  new product announcements, introductions and enhancements by us or our competitors, which could result in deferrals of customer orders;

  •
  our ability to develop, introduce, ship and successfully deliver new products and product enhancements that meet customer requirements in a timely manner;

  •
  our reliance on contract manufacturers for the production and shipment of our hardware products;

  •
  our or our contract manufacturer's ability to obtain sufficient supplies of sole or limited source components or materials;

  •
  our ability to attain and maintain production volumes and quality levels for our products;

  •
  variability and unpredictability in the rate of growth in the markets in which we compete;

  •
  costs related to acquisitions; and

  •
  corporate restructurings.

        As with other telecommunications product suppliers, we typically recognize a portion of our revenue in a given quarter from sales booked and shipped in the last weeks of that quarter. As a result, delays in customer orders may result in delays in shipments and recognition of revenue beyond the end of a given quarter. Additionally, it can be difficult for us to predict the timing of receipt of major customer orders, and we are unable to control timing decisions made by our customers. As a result, our quarterly operating results are difficult to predict even in the near term and a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. Therefore, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock could decline substantially. Such a stock price decline could also occur when we have met our publicly stated revenue and/or earnings guidance.

        A significant portion of our operating expenses is fixed in the short term. If revenues for a particular quarter are below expectations, we may not be able to reduce costs and expenses proportionally for that quarter. Any such revenue shortfall would, therefore, have a significant effect on our operating results for that quarter.

We have incurred net losses and may incur additional net losses.

        We have incurred net losses in fiscal 2011, fiscal 2010 and fiscal 2009. We may incur additional net losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

A majority of our revenue is currently generated from a finite number of customers. We will not be successful if we do not grow our customer base. Additionally, if we are unable to generate recurring business from these existing customers, our consolidated financial statements could be materially and adversely affected.

        To date, we have shipped our products to a limited number of customers and our future success will depend on our ability to attract additional customers beyond our current limited number. In fiscal 2011, two customers, Bahamas Telecommunications Company Ltd. and AT&T each contributed more than 10% of our revenue, representing approximately 26% of our revenue in the aggregate. In fiscal 2010, one customer, AT&T, contributed approximately 21% of our revenue. Factors that may affect our ability to grow our customer base include the following:

  •
  economic conditions that discourage potential new customers from making the capital investments required to adopt new technologies;

  •
  deterioration in the general financial condition of service providers or their ability to raise capital or access lending sources; and

  •
  new product introductions by our competitors.

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

  •
  failure of our products to perform as expected; and

  •
  difficulties we may incur in meeting customers' delivery requirements.

        The loss of any significant customer or any substantial reduction in purchase orders from these customers could materially and adversely affect our consolidated financial statements.

We are enhancing our sales strategy, which will include more significant engagements with distribution and channel partners to resell our products. Disruptions to, or our failure to effectively develop and manage, our channel partners and the processes and procedures that support them could adversely affect our ability to generate revenues from the sale of our products. If we do not have adequate personnel, experience and resources to manage the relationships with our channel partners and to fulfill our responsibilities under such arrangements, such shortcomings could lead to the decrease of the sales of our products and our operating results could suffer.

        We are enhancing our sales strategy, which will include more significant engagement with distribution and channel partners to resell our products. Our future success is dependent upon establishing and maintaining successful relationships with a variety of value-added distribution and channel partners. A portion of our revenue is derived through channel partners, many of which sell competitive products. The loss of, or reduction in sales by, these channel partners could materially reduce our revenues. If we fail to maintain relationships with these channel partners, fail to develop new relationships with channel partners in new markets, fail to manage, train, or provide incentives to existing channel partners effectively or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results could suffer. Moreover, if we do not have adequate personnel, experience and resources to manage the relationships with our channel partners and to fulfill our responsibilities under such arrangements, any shortcomings could have a material adverse impact on our business and consolidated financial statements.

        In addition, we recognize a portion of our revenue based on a sell-through model using information provided by our channel partners. If those distribution partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely affected. We may also experience financial failure of distribution and/or channel partners, which could result in our inability to collect accounts receivable in full.

As the telecommunications industry and the requirements of our current and potential customers evolve, we are redirecting certain of our resources to more readily respond to the changing environment through the research and development of innovative new products and the improvement of existing products. However, we continue to be dependent upon our voice infrastructure products, and our revenues will continue to depend upon their commercial success for the foreseeable future. If our strategic plan is not aligned with the direction our customers take as they invest in the evolution of their networks, customers may not buy our products or use our services.

        To be successful in our industry requires large investments in technology and creates exposure to rapid technological and market changes. We spend a significant amount of time, money and resources developing new technology, products and solutions. Our strategic plan includes accelerating the shift in our investments from mature technologies that previously generated significant revenue for us toward certain next-generation technologies as well as working with more channel partners to sell our products. In order for us to be successful, our technologies, products and solutions must be accepted by relevant standardization bodies and by the industry as a whole. Our choices of specific technologies to pursue, and those to de-emphasize, may prove to be inconsistent with our customers' investment spending. Moreover, if we invest in the development of technologies, products and solutions that do not function as expected, are not adopted by the industry, are not ready in time, are not accepted by our customers as quickly as anticipated or are not successful in the marketplace, our sales and earnings may suffer and, as a result, our stock price could decline. As technology advances, we may not be able to respond quickly or effectively to developments in the market for our products, or new industry standards may emerge and could render our existing or future products obsolete. If our products become technologically obsolete, we may be unable to sell our products in the marketplace and generate revenues. We may also experience difficulties with software development, hardware design, manufacturing or marketing that could delay or prevent our development, introduction or marketing of new products and enhancements.

        While we intend to develop and introduce new products and enhancements to existing products in the future, our current revenues depend upon the commercial success of our TDM-to-IP and our all-IP voice infrastructure products and solutions, and we believe this will remain true for the foreseeable future. If the market for these products declines, or if we are unable to maintain at least our share of that market, our operating results could suffer.

If we fail to compete successfully against telecommunications equipment and networking companies, our ability to increase our revenues and achieve profitability will be impaired.

        Competition in the telecommunications market is intense. This market has historically been dominated by large incumbent telecommunications equipment companies, such as Alcatel-Lucent, LM

Ericsson Telephone Company, Huawei Technologies Co., Ltd., NEC Corp. and Nokia Corp., all of which are our direct competitors. We also face competition from other telecommunications and networking companies, including Acme Packet, Inc., Cisco Systems, Inc. and GENBAND Inc., that design competing products. Other competitors may also merge, intensifying competition. Additional competitors with significant financial resources may enter our markets and further intensify competition.

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

        To achieve market acceptance for our products, we must effectively anticipate, and adapt in a timely manner to, customer requirements and offer products and services that meet changing customer demands. Prospective customers may require product features and capabilities that our current products do not have. The introduction of new or enhanced products also requires that we carefully manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. If we fail to develop products and offer services that satisfy customer requirements or if we fail to effectively manage the transition from older products, our ability to create or increase demand for our products would be seriously harmed and we may lose current and prospective customers.

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

        Large telecommunications providers have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may, among other things, require us to develop additional features, require penalties for failure to deliver such features, require us to partner with a certain reseller before purchasing our products and/or seek discounted product or service pricing. As we sell more products to this class of customer, we may be required to agree to terms and conditions that are less beneficial to us, which may affect the timing of revenue recognition, amount of deferred revenues or product and service margins and may adversely affect our financial position and cash flows in certain reporting periods.

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

  •
  activism by any single large stockholder or combination of stockholders;

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

        From time to time, we are subject to claims and litigation regarding intellectual property rights or other claims, which could seriously harm our business and require us to incur significant costs. In the past, we have been named as a defendant in securities class action and derivative lawsuits. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these lawsuits. While we currently expect that the matters pending in our current securities litigation have been or are close to being resolved, defending against existing and potential litigation may require significant attention and resources of management. Regardless of the outcome, such litigation could result in significant legal expenses.

        We may also be subject to employment claims in connection with employee terminations. In addition, companies in our industry whose employees accept positions with us may claim that we have engaged in unfair hiring practices. These claims may result in material litigation. We could incur substantial costs defending ourselves or our employees against those claims, regardless of their merits. In addition, defending ourselves from those types of claims could divert our management's attention from our operations. The cost of employment claims may also increase as a result of our increasing international expansion.

        If our defenses in any of our pending litigation are ultimately unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could have a material adverse effect on our business and consolidated financial statements.

        For additional information on our material ongoing litigation, please see Part I, Item 3 "Legal Proceedings" in this Annual Report on Form 10-K.

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

  •
  obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available at acceptable prices, on acceptable terms, or at all; or

  •
  redesign those products that use any allegedly infringing technology.

        Any lawsuits regarding intellectual property rights, regardless of their success, would be time-consuming, expensive to resolve and would divert our management's time and attention. In addition, although historically our costs to defend lawsuits relating to indemnification provisions in our product agreements have been insignificant, the costs were significant in fiscal 2008 and may be significant in future periods.

We may face risks associated with our international expansion that could impair our ability to grow our international revenues. If we fail to manage the operational and financial risks associated with our international operations, it could have a material adverse effect on our business and consolidated financial statements.

        We have expanded, and expect to continue to expand, our operations in international and emerging markets. International revenue approximated $103 million, or approximately 40% of revenue, in fiscal 2011, $80 million, or approximately 32% of revenue, in fiscal 2010 and $69 million, or approximately 30% of revenue, in fiscal 2009. This expansion has and will continue to require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, our international operations are subject to other inherent risks, including:

  •
  reliance on channel partners;

  •
  greater difficulty collecting accounts receivable and longer collection cycles;

  •
  difficulties and costs of staffing and managing international operations;

  •
  impacts of differing technical standards outside the United States;

  •
  compliance with international trade, customs and export control regulations;

  •
  reduced protection for intellectual property rights in some countries;

  •
  foreign government regulations limiting or prohibiting potential sales or increasing the cost of doing business in such markets, including reversals or delays in the opening of foreign markets to new competitors or the introduction of new technologies;

  •
  challenging pricing environments in highly competitive new markets;

  •
  foreign currency exchange controls, restrictions on repatriation of cash and changes in currency exchange rates;

  •
  potentially adverse tax consequences; and

  •
  political, social and economic instability, including as a result of the current global economic downturn, health pandemics or epidemics or acts of war or terrorism.

        If we are unable to support our business operations in international and emerging markets, or their further expansion, while balancing the higher operational and financial risks associated with these markets, our business and consolidated financial statements could be harmed.

        In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues. In many international markets, long-standing relationships between potential customers and their local suppliers and protective regulations, including local content requirements and approvals, create barriers to entry. We have limited experience marketing, distributing and supporting our products in certain international locations and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Moreover, difficulties in foreign financial markets and economies and of foreign financial institutions, particularly in emerging markets, could adversely affect demand from customers in the affected countries.

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

        We rely on a contract manufacturer to manufacture our products according to our specifications and to fulfill orders on a timely basis. Reliance on a third-party manufacturer involves a number of risks, including a lack of control over the manufacturing process, inventory management and the potential absence or unavailability of adequate capacity. We do not have the internal manufacturing capabilities to meet our customers' demands. In the event we elect to change our manufacturer, qualifying a new contract manufacturer and commencing commercial scale production are expensive and time-consuming activities and could result in a significant interruption in the supply of our products. If a change in contract manufacturers results in delays in our fulfillment of customer orders or if a contract manufacturer fails to make timely delivery of orders, we may lose revenues and suffer damage to our customer relationships.

We and our contract manufacturer rely on single or limited sources for supply of some components of our products and if we fail to adequately predict our manufacturing requirements or if our supply of any of these components is disrupted, we will be unable to ship our products.

        We and our contract manufacturer currently purchase several key components of our products, including commercial digital signal processors, from single or limited sources. We purchase these components on a purchase order basis. If we overestimate our component and finished goods requirements, we could have excess inventory, which would increase our costs. If we underestimate our requirements, we may not have an adequate supply, which could interrupt manufacturing of our products and result in delays in shipments and revenues. Additionally, if our contract manufacturer underestimates our requirements, it may not have an adequate supply, which could interrupt manufacturing of our products and result in delays in shipments. If any of our sole or limited source suppliers experience capacity constraints, work stoppages or other reductions or disruptions in output, they may not be able to meet, or may choose not to meet, our delivery schedules. In light of the continuing uncertainty in global economic conditions, there is also a risk that our distributors could experience interruptions in production or operations or alter our current arrangements.

        We currently do not have long-term supply contracts with our component suppliers and they are not required to supply us with products for any specified periods, in any specified quantities or at any set price, except as may be specified in a particular purchase order. In the event of a disruption or delay in supply, or inability to obtain products, we may not be able to develop an alternate source in a timely manner or at favorable prices, or at all. A failure to find acceptable alternative sources could hurt our ability to deliver high-quality products to our customers and negatively affect our operating margins. In addition, reliance on our suppliers exposes us to potential supplier production difficulties, quality variations and unforeseen price increases. Our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of key components would seriously adversely affect our ability to meet these dates and could result in loss of customers, harm to our ability to attract new customers, or legal action by our customers. Additionally, any unforeseen price increases could reduce our profitability or force us to increase our prices, which could result in a loss of customers or harm our ability to attract new customers and could have a material adverse effect on our consolidated financial statements.

If we fail to hire and retain needed personnel, the implementation of our business plan could slow or our future growth could be jeopardized.

        Our business depends upon highly skilled technical, managerial, engineering, sales, marketing and customer support personnel. Competition for these personnel is intense, especially as the economy recovers. Any failure to hire, assimilate in a timely manner and retain needed qualified personnel, particularly engineering and sales personnel, could impair our growth and make it difficult to meet key objectives, such as timely and effective product introductions.

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

        We had three executive departures in fiscal 2011, including the departure of our Chief Financial Officer and our Vice President of Product Operations, both on August 25, 2011, and the departure of our Vice President of Engineering and Chief Architect on April 3, 2011. While we have since hired replacements, there is always a risk of uncertainty and instability relating to our ability to find highly qualified successors for certain executive positions and to transition the duties and responsibilities of any departing key executive in an orderly manner.

We test our products before they are deployed. However, because our products are sophisticated and designed to be deployed in complex environments, they may have errors or defects that we find only after full deployment, which could seriously harm our business.

        Our products are sophisticated and are designed to be deployed in large and complex networks. We test our products before they are deployed. However, because of the nature of our products, they can only be fully tested when substantially deployed in very large networks with high volumes of traffic. Some of our customers may discover errors or defects in the software or hardware, or the products may not operate as expected after full deployment. As we continue to expand our distribution channel through distributors and resellers, we will need to rely on and support their service and support organizations. If we are unable to fix errors or other performance problems that may be identified after full deployment of our products, we could experience:

  •
  loss of, or delay in, revenues or increased expense;

  •
  loss of customers and market share;

  •
  failure to attract new customers or achieve market acceptance for our products;

  •
  increased service, support and warranty costs and a diversion of development resources; and/or

  •
  costly and time-consuming legal actions by our customers.

If we are not able to obtain necessary licenses or on-going maintenance and support of third-party technology at acceptable prices, on acceptable terms, or at all, it could harm our operating results or business.

        We have incorporated third-party licensed technology, including open source software, into our current products. From time to time, we may be required to license additional technology from third parties to develop new products or product enhancements. Third-party licenses and on-going maintenance and support may not be available or continue to be available to us on commercially reasonable terms or may be available to us but only at significantly escalated pricing. Additionally, we may not be able to replace the functionality provided by third-party software currently offered with our products if that software becomes obsolete, defective or incompatible with future versions of our products or is not adequately maintained or updated. The inability to maintain or re-license any third-party licenses required in our current products or to obtain any new third-party licenses to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards or at greater cost, and delay or prevent us from making these products or enhancements, any of which could seriously harm the competitiveness of our products. Any significant interruption in the availability of these third-party software products or defects in these products could harm our sales unless and until we can secure an alternative source. Although we believe there are adequate alternate sources for the technology licensed to us, such alternate sources may not provide us with the same functionality as that currently provided to us.

World-wide efforts to contain capital spending, general economic uncertainty and a weakened global economy could have a material adverse effect on us.

        One factor that significantly affects our operating results is the impact of economic conditions on the willingness of our current and potential customers to make capital investments. Given the current state of the economy, we believe that customers continue to be cautious about sustained economic growth and have tried to maintain or improve profitability through cost control and constrained capital spending, which places additional pressure on IT departments to demonstrate acceptable return on investment. Some of our current or prospective customers may cancel or delay spending on the development or roll-out of capital and technology projects with us due to the continuing economic uncertainty and, consequently, our results of operations may be adversely affected. In addition, the current uncertain worldwide economic environment and market instability make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand, which could result in an inability to satisfy demand for our products and a loss of market share. Our revenues are likely to decline in such circumstances and our profit margins could erode, or we could incur significant losses.

        Moreover, economic conditions worldwide may continue to contribute to slowdowns in the communications and networking industries, as well as to specific segments and markets in which we operate, resulting in:

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

        Continuing turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, particularly the continuing tension in Southeast Asia, the Middle East and Africa, as well as political and economic issues in Europe may continue to put pressure on global economic conditions. Our operating results and our ability to expand into other international markets may also be affected by changing economic conditions particularly germane to that sector or to particular customer markets within that sector.

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

        The telecommunications industry has experienced consolidation and we expect this trend to continue. Consolidation among our customers may cause delays or reductions in capital expenditure plans and/or increased competitive pricing pressures as the number of available customers declines and the relative purchasing power of customers increases in relation to suppliers. Any of these factors could adversely affect our business.

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

        Most of our sales are on an open credit basis, with typical payment terms of 30 to 45 days. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe our customers can pay and maintain reserves we believe are adequate to cover exposure for doubtful accounts. However, there can be no assurance that our open credit customers will pay the amounts they owe to us or that the reserves we maintain will be adequate to cover such credit exposure. Our customers' failure to pay and/or our failure to maintain sufficient reserves could have a material adverse effect on our consolidated financial statements. Additionally, in the event that turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business and consolidated financial statements.

        A portion of our sales is derived through our distributors. As distributors tend to have more limited financial resources than other resellers and end-user customers, they generally represent sources of increased credit risk.

The hardware products that we purchase from our third-party vendors have life cycles, and some of those products have reached the end of their life cycles. If we are unable to correctly estimate future requirements for these products, it could harm our operating results or business.

        Some of the hardware products that we purchase from our third-party vendors have reached the end of their life cycles. It may be difficult for us to maintain appropriate levels of the discontinued hardware to adequately ensure that we do not have a shortage or surplus of inventory of these products. If we do not correctly forecast the demand for such hardware, we could have excess inventory and may need to write off the costs related to such purchases. The write-off of surplus inventory could materially and adversely affect our operating results. However, if we underestimate our forecast and our customers place orders to purchase more products than are available, we may not have sufficient inventory to support their needs. If we are unable to provide our customers with enough of these products, it could make it difficult to retain certain customers, which could have a material and adverse effect on our business.

Man-made problems, such as computer viruses, hacking or terrorism, and natural disasters may disrupt our operations and harm our operating results.

        Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. Any attack on our servers could have a material adverse effect on our business and consolidated financial statements. Additionally, the information systems of our customers could be compromised due to computer viruses, break-ins and hacking, which could lead to unauthorized tampering with our products and may result in, among other things, the disruption of our customers' business, errors or defects occurring in the software due to such unauthorized tampering, and our products not operating as expected after such unauthorized tampering. Such consequences could affect our reputation and have a material adverse effect on our business and consolidated financial statements. Efforts to limit the ability of malicious third parties to disrupt the operations of the Internet or undermine our own security efforts may be met with resistance. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the United States and other countries and create further uncertainties or otherwise materially harm our business and consolidated financial statements. Likewise, events such as work stoppages or widespread blackouts could have similar negative impacts. Such disruptions or uncertainties could result in delays or cancellations of customer orders or the manufacture or shipment of our products and have a material adverse effect on our business and consolidated financial statements.

        Natural catastrophic events, such as earthquakes, fire, floods, or tornadoes, may also affect our or our customers' operations and could have a material adverse effect on our business.

A breach of the security of our information systems or those of our third-party providers could adversely affect our operating results.

        We rely upon the security of our information systems and, in certain circumstances, those of our third-party providers, such as vendors, consultants and contract manufacturers, to protect our proprietary information and information of our customers. Despite our security procedures and those of our third-party providers, our information systems and those of our third-party service providers may be vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access, modify or delete our or our customers' proprietary information. Information technology system failures, including a breach of our or our third-party providers' data security measures, or the theft or loss of laptops, other mobile devices or electronic records used to back up our systems or our third-party providers' systems, could result in an unintentional disclosure of customer, employee or our information or otherwise disrupt our ability to function in the normal course of business by potentially causing, among other things, delays in the fulfillment or cancellation of customer orders or disruptions in the manufacture or shipment of products or delivery of services, any of which could have a material adverse effect on our operating results. Such consequences could be exacerbated if we or our third party providers are unable to adequately recover critical systems following a systems failure.

Delaware law, our charter documents and our stockholder rights plan contain provisions that could discourage or prevent a potential takeover, even if such a transaction would be beneficial to our stockholders.

        Some provisions in our amended and restated certificate of incorporation, our amended and restated by-laws, as well as provisions of Delaware law, may discourage, delay or prevent a merger or acquisition that may be deemed undesirable by our Board of Directors but that a stockholder may consider favorable. These include provisions:

  •
  authorizing the Board of Directors to issue shares of preferred stock;

  •
  limiting the persons who may call special meetings of stockholders;

  •
  prohibiting stockholder actions by written consent;

  •
  permitting the Board of Directors to increase the size of the Board and to fill vacancies;

  •
  providing indemnification to our directors and officers;

  •
  controlling the procedures for conduct and scheduling of Board and stockholder meetings;

  •
  requiring a super-majority vote of our stockholders to amend our amended and restated by-laws and certain provisions of our amended and restated certificate of incorporation; and

  •
  establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

        These provisions, alone or together, could delay hostile takeovers or changes in control of us or our management.

        As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock.

        In addition, we adopted a limited duration stockholder rights plan on June 26, 2008, which was amended on June 10, 2011 to extend the expiration date of such plan until June 26, 2013. The rights are not intended to prevent a takeover, and we believe these rights will help us in our negotiations with any potential acquirers. However, if the Board of Directors believes that a particular acquisition of us is undesirable, the rights may have the effect of rendering more difficult or discouraging that acquisition. The rights may substantially dilute the stock ownership of a person or group that attempts to acquire us (or a significant percentage of our outstanding capital stock) on terms, or in a manner, not approved by our Board of Directors, except pursuant to an offer conditioned upon redemption of the rights.

        Any provision of our amended and restated certificate of incorporation or amended and restated by-laws, our stockholder rights plan or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock. Although we believe that our amended and restated certificate of incorporation and our amended and restated bylaws, provisions of Delaware law and our stockholder rights plan provide an opportunity for the Board of Directors to assure that our stockholders realize full value for their investment, they could have the effect of delaying or preventing a change of control that some stockholders may consider beneficial.

Actions that may be taken by significant stockholders may divert the time and attention of our Board of Directors and management from our business operations.

        Campaigns by significant investors to effect changes at publicly-traded companies have increased in recent years. In 2009, we entered into a letter agreement with our then-largest stockholder, pursuant to which we agreed to take certain actions related to our corporate governance. While we believe we have satisfied in full our obligations under such letter agreement, there can be no assurance that such stockholder and/or any other stockholder will not pursue actions to effect changes in our management and strategic direction, including through the solicitation of proxies from our stockholders. If a proxy contest were to be pursued by any stockholder, it could result in substantial expense to us, consume significant attention of our management and Board of Directors, and disrupt our business.

Failure or circumvention of our controls and procedures could impair our ability to report accurate financial results and could seriously harm our business.

        Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. The failure or circumvention of our controls, policies and procedures could impair our ability to report accurate financial results and could have a material adverse effect on our business and consolidated financial statements.

Any changes to existing accounting pronouncements or taxation rules or practices may cause adverse fluctuations in our reported results of operations or affect how we conduct our business.

        A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements, taxation rules and varying interpretations of accounting pronouncements or taxation rules have occurred in the past and may occur in the future. The change to existing rules, future changes, if any, or the need for us to modify a current tax position may adversely affect our reported financial results or the way we conduct our business. For example, Accounting Standards Updates 2009-13 and 2009-14 became effective for us in fiscal 2011, and their adoption had a material impact on our revenue in fiscal 2011. In addition, the International Accounting Standards Board and Financial Accounting Standards Board joint project on lease accounting is expected to be finalized in 2012 or 2013 and a new revenue recognition standard is expected to be finalized in 2012. Both new standards, if ratified, could be effective for companies as early as 2015. We have not yet assessed the impact of adopting these potential new standards.

Changes in our business strategy related to product and maintenance offerings and pricing could affect revenue recognition.

        Our business strategy and competition within the industry could exert pricing pressure on our maintenance offerings. Changes in our product or maintenance offerings or packages and related pricing could affect the amount of revenue recognized in a reporting period.

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

Failure by our strategic partners or by us in integrating products provided by our strategic partners could harm our business.

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

        In addition to cooperating with our strategic partners on specific customer projects, we also may compete in some areas with these same partners. If these strategic partners fail to perform or choose not to cooperate with us on certain projects, in addition to the effects described above, we could experience:

  •
  loss of customers and market share; and

  •
  failure to attract new customers or achieve market acceptance for our products.

If in the future we do not have a sufficient number of shares available to issue to our employees, the limited number of shares we could issue may impact our ability to attract, retain and motivate key personnel.

        We historically have used stock options as a significant component of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. In 2007, our stockholders approved a stock incentive plan, which includes a limited amount of shares to be granted under such plan. When the number of shares available to us under our stock incentive plan no longer is sufficient, it is not certain that our stockholders will approve an increase in the number of shares that we are authorized to issue under that plan. The limited number of shares available for use as equity incentives to employees may make it more difficult for us to attract, retain and motivate key personnel.

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

        Difficulties resulting from the factors noted above and other risks related to our operations in India could increase our expenses, impair our development efforts, harm our competitive position and damage our reputation.

Any investments or acquisitions we make could disrupt our business and seriously harm our financial condition.

        In addition to investing in organic growth, we consider other opportunities to deliver greater shareholder value, if and when such opportunities arise. In the event of future investments or acquisitions, we could:

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

Failure to comply with the Foreign Corrupt Practices Act or the UK Bribery Act could subject us to significant civil or criminal penalties.

        We earn a significant portion of our total revenues from international sales generated through our foreign direct and indirect operations. As a result, we are subject to the Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, and the UK Bribery Act of 2010, or the UKBA, which are laws that prohibit bribery in the conduct of business. The FCPA generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. The FCPA applies to companies, individual directors, officers, employees and agents. The UKBA is much broader and prohibits all bribery, in both the public and private sectors. Although the UKBA does not contain a separate financial records provision, such a requirement is captured under other UK legislation. Under the FCPA and the UKBA, U.S. companies, their subsidiaries, employees, senior officers and/or directors may be held liable for actions taken by strategic or local partners or representatives. In addition, the U.S. government or the UK government, as applicable, may seek to hold our Company liable for successor liability violations committed by companies in which we acquire. If we or our intermediaries fail to comply with the requirements of the FCPA and the UKBA, governmental authorities in the United States and the United Kingdom, as applicable, could seek to impose civil and/or criminal penalties, which could have a material adverse effect on our reputation and consolidated financial statements.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

        Our products are subject to U.S. export controls and may be exported outside the United States only with the required level of export license or through an export license exception because we incorporate encryption technology into our products. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or our customers' ability to implement our products in those countries. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely have a material adverse effect on our business and consolidated financial statements.

Restructuring activities could adversely affect our ability to execute our business strategy.

        During fiscal 2009 and 2010 we had a number of restructuring activities, including office closings and lay-offs. These restructurings and any future restructurings, should it become necessary for us to continue to restructure our business due to worldwide market conditions or other factors that reduce the demand for our products and services, could adversely affect our ability to execute our business strategy in a number of ways, including through:

  •
  loss of key employees;

  •
  diversion of management's attention from normal daily operations of the business;

  •
  diminished ability to respond to customer requirements related to both products and services;

  •
  decrease in cash and profits related to severance payments and facility termination costs;

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

        The telecommunications industry is highly regulated and our business and financial condition could be adversely affected by changes in the regulations relating to the telecommunications industry. Currently, there are few laws or regulations that apply directly to access to or delivery of voice services on IP networks. We could be adversely affected by regulation of IP networks and commerce in any country where we operate, including the United States. Such regulations could include matters such as voice over the Internet or using Internet protocol, encryption technology, and access charges for service providers. The adoption of such regulations could decrease demand for our products, and at the same time increase the cost of selling our products, which could have a material adverse effect on our business and consolidated financial statements.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters is located in a leased facility in Westford, Massachusetts, consisting of 97,500 square feet under a lease that expires in August 2018. In addition to our corporate headquarters, we maintained, as of December 31, 2011, the following active facilities:

Location	Principal use	Square footage (approximate)	Lease expiration
Bangalore, India	Engineering/development	78,500	February 2016
Freehold, New Jersey	Engineering/development	28,500	December 2015*
Richardson, Texas	Customer support	22,200	January 2015
Swindon, United Kingdom	Engineering/development	7,400	June 2012
Tokyo, Japan	Sales and customer support	7,200	September 2013
Staines, United Kingdom	Sales and customer support	6,400	November 2012
Darmstadt, Germany	Sales and customer support	3,600	October 2012

*
In December 2011, in accordance with the termination provisions of our lease, we notified our landlord that we would be vacating this facility by December 31, 2012 to move to a new location. We are currently in the process of assessing available facilities for relocation of our engineering/development operations to another New Jersey location.

        As of December 31, 2011, we also leased short-term office space in Colorado, China, Czech Republic, France, Mexico and the United Arab Emirates. We believe our existing facilities are adequate for our current needs and that suitable additional space will be available as needed.

Item 3.    Legal Proceedings

2001 IPO Litigation

        In November 2001, a purchaser of the Company's common stock filed a complaint in the United States District Court for the Southern District of New York (the "District Court") against the Company, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with the Company's initial public offering ("IPO") and seeking unspecified monetary damages. The purchaser sought to represent a class of persons who purchased the Company's common stock between the date of the IPO on May 24, 2000 and December 6, 2000. The amended complaint, filed in April 2002, alleged that the Company's registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between the underwriters and certain purchasers to make additional purchases in the after-market. The claims against the Company were asserted under Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs had filed substantially similar class action cases against approximately 300 other publicly-traded companies and their IPO underwriters which, along with the actions against the Company, were transferred to a single federal judge for purposes of coordinated case management.

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

        On October 5, 2009, the District Court issued an opinion granting plaintiffs' motion for final approval of a revised proposed settlement, plan of distribution of the settlement fund and certification of the settlement classes. An Order and Final Judgment was entered on January 14, 2010. On January 13, 2012, the Second Circuit issued a mandate dismissing an appeal, thereby upholding the January 14, 2010 Order and Final Judgment and ending this case. The outcome of this litigation did not have a material impact on the Company's consolidated financial statements.

        On October 5, 2007, Vanessa Simmonds, a purported shareholder of the Company, filed a complaint in the United States District Court for the Western District of Washington (the "Western District Court") for recovery of short-swing profits under Section 16(b) of the Exchange Act against the underwriters in the IPO in 2000. On February 28, 2008, the plaintiff filed an amended complaint asserting substantially similar claims as set forth in the initial complaint. The amended complaint sought recovery against the underwriters for profits they received from the sale of the Company's common stock in connection with the IPO. The Company was named as a nominal defendant but has no liability for the asserted claims. No Sonus officers or directors were named in the amended complaint. Several other issuers and underwriters were subsequently named as defendants. On March 12, 2009, the Western District Court entered its judgment in the case and granted the moving issuers' motion to dismiss, finding plaintiff's demand letters were insufficient to put the issuers on notice of the claims asserted against them.

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

        On April 15, 2011, underwriter defendants filed a Petition for Writ of Certiorari with the United States Supreme Court seeking reversal of the Ninth Circuit's December 2, 2010 decision relating to the statute of limitations issue. On June 27, 2011, the United States Supreme Court denied the plaintiff's petition regarding the demand issue and granted the underwriters' petition relating to the statute of limitations issue. Oral argument on the underwriters' petition was heard on November 29, 2011. The United States Supreme Court has not yet issued a decision and the Ninth Circuit mandate for all cases continues to be stayed pending final disposition of the underwriters' petition. The Company currently believes that the outcome of this litigation will not have a material impact on the Company's consolidated financial statements.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is quoted on the NASDAQ Global Select Market under the symbol "SONS.".

        The following table sets forth, for the time periods indicated, the high and low sale prices of our common stock as reported on the NASDAQ Global Select Market.

	High	Low
Fiscal 2011
First quarter	$4.16	$2.69
Second quarter	$4.06	$2.72
Third quarter	$3.42	$2.00
Fourth quarter	$2.79	$1.97
Fiscal 2010
First quarter	$2.83	$1.75
Second quarter	$2.97	$2.21
Third quarter	$3.70	$2.59
Fourth quarter	$3.75	$2.50

Holders

        At February 14, 2012, there were approximately 550 holders of record of our common stock.

Dividend Policy

        We have never declared or paid cash dividends and have no present intention to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

        None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We have not announced any current plans or programs to repurchase shares of our common stock. However, upon vesting of restricted stock awards, our employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. The following table summarizes repurchases of our common stock during the fourth quarter of fiscal 2011, which represent shares returned to satisfy tax withholding obligations:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2011 to October 31, 2011	78,573	$2.19	—	—
November 1, 2011 to November 30, 2011	—	—	—	—
December 1, 2011 to December 31, 2011	8,334	$2.64	—	—

Total	86,907	$2.23	—	—

Performance Graph

        The following performance graph compares the cumulative total return to stockholders for our common stock for the period from December 31, 2006 through December 31, 2011 with the cumulative total return over the same period on the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The comparison assumes an investment of $100 on December 31, 2006 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends, if any. The performance shown is not necessarily indicative of future performance.

        This graph is not deemed to be "filed" with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Sonus Networks, Inc., the NASDAQ Composite Index
and the NASDAQ Telecommunications Index

    *$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
    Fiscal year ending December 31.

	December 31,
	2006	2007	2008	2009	2010	2011
Sonus Networks, Inc.	$100.00	$88.47	$23.98	$32.02	$40.52	$36.42
NASDAQ Composite	$100.00	$110.26	$65.65	$95.19	$112.10	$110.81
NASDAQ Telecommunications	$100.00	$113.32	$61.52	$85.61	$94.28	$83.51

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
Consolidated Statement of Operations Data (In thousands, except per share amounts)
	2011	2010	2009	2008(1)	2007
Revenue:
Product	$154,373	$146,583	$136,276	$203,387	$225,644
Service	105,323	102,724	91,220	109,758	93,771

Total revenue	259,696	249,307	227,496	313,145	319,415

Cost of revenue:
Product	57,929	48,163	38,893	74,274	90,976
Service	55,646	47,992	44,467	56,020	37,513

Total cost of revenue	113,575	96,155	83,360	130,294	128,489

Gross profit	146,121	153,152	144,136	182,851	190,926

Operating expenses:
Research and development	64,410	62,786	59,864	73,098	78,898
Sales and marketing	59,279	51,033	48,929	74,364	81,602
General and administrative	34,957	49,391	43,217	62,045	56,652
Litigation settlement, net of insurance recovery	—	—	—	19,100	24,672
Impairment of intangible assets	—	—	—	2,727	—
Restructuring expense	—	1,501	3,510	702	—

Total operating expenses	158,646	164,711	155,520	232,036	241,824

Loss from operations	(12,525)	(11,559)	(11,384)	(49,185)	(50,898)
Interest and other income, net	1,287	1,561	3,993	12,710	19,297

Loss from continuing operations before income taxes	(11,238)	(9,998)	(7,391)	(36,475)	(31,601)
Income tax (provision) benefit	(1,465)	(693)	2,459	(79,675)	8,474

Loss from continuing operations	(12,703)	(10,691)	(4,932)	(116,150)	(23,127)
Loss from discontinued operations	—	—	—	(4,491)	(1,086)
Loss on sale of discontinued operations	—	—	—	(741)	—

Net loss	$(12,703)	$(10,691)	$(4,932)	$(121,382)	$(24,213)

Loss per share:
Basic:
Continuing operations	$(0.05)	$(0.04)	$(0.02)	$(0.43)	$(0.09)
Discontinued operations	—	—	—	(0.02)	—

	$(0.05)	$(0.04)	$(0.02)	$(0.45)	$(0.09)

Diluted:
Continuing operations	$(0.05)	$(0.04)	$(0.02)	$(0.43)	$(0.09)
Discontinued operations	—	—	—	(0.02)	—

	$(0.05)	$(0.04)	$(0.02)	$(0.45)	$(0.09)

Shares used to compute loss per share:
Basic	278,540	275,470	273,730	271,477	262,924
Diluted	278,540	275,470	273,730	271,477	262,924

	December 31,
Consolidated Balance Sheet Data (In thousands)
	2011	2010	2009	2008	2007
Cash and cash equivalents	$105,451	$62,501	$125,323	$122,207	$118,933
Short-term marketable securities	$224,090	$258,831	$239,223	$180,786	$207,088
Long-term investments	$55,427	$87,087	$49,598	$84,965	$66,568
Working capital	$336,619	$323,477	$352,409	$327,088	$365,204
Total assets	$504,715	$555,954	$540,737	$535,585	$694,168
Long-term deferred revenue, net of current portion	$11,601	$42,811	$25,242	$37,991	$16,462
Long-term liabilities, net of current portion	$3,599	$4,138	$1,127	$1,865	$2,061
Total stockholders' equity	$415,301	$418,956	$414,238	$406,435	$493,704

(1)
Includes the results of operations of Atreus Systems, Inc. for the period subsequent to its acquisition by the Company on April 18, 2008 and $88.4 million of income tax expense related to the recording of a valuation allowance on certain deferred tax assets.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a leading provider of voice and multimedia infrastructure solutions, including session border control, Voice over Internet Protocol ("VoIP") access and VoIP media gateway solutions for service providers and enterprises. Our infrastructure solutions allow efficient and reliable delivery of voice and multimedia sessions over IP networks while allowing our customers to manage the flows of such sessions in their networks using business policies.

        We sell our products principally through a direct sales force in the United States, Europe, Asia-Pacific and the Middle East. We continue to expand our presence into new geographies and markets through our relationships with regional channel partners. We are in the process of establishing an indirect sales channel in order to address a larger share of the enterprise customer market.

        Our target customers comprise both service providers and enterprises. Customers and prospective customers in the service provider space are traditional and emerging communications service providers, including long-distance carriers, local exchange carriers, Internet service providers, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers. Enterprise customers and target enterprise customers include financial institutions, retailers, state and local governments, and other multinational corporations. We collaborate with our customers to identify and develop new advanced services and applications that can help to reduce costs, improve productivity and generate new revenue.

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

        We continue to focus on the key elements of our strategy, designed to capitalize on our technology and market lead, and build a premier franchise in multimedia infrastructure solutions. We are currently focusing our major efforts on the following aspects of our business:

  •
  leveraging our technology leadership to attract and retain key service providers;

  •
  embracing the principles outlined by 3GPP, 3GPP2 and LTE architectures and delivering the industry's most advanced IMS-ready suite;

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

        On August 24, 2011, Maurice Castonguay ("Mr. Castonguay") accepted an offer of employment as Senior Vice President, Chief Financial Officer and Treasurer of the Company. Mr. Castonguay joined the Company on August 26, 2011. On August 25, 2011, Wayne Pastore ("Mr. Pastore") resigned as Senior Vice President and Chief Financial Officer, effective August 25, 2011.

        On May 2, 2011, Todd Abbott ("Mr. Abbott") accepted an offer of employment as Senior Vice President of Worldwide Sales and Marketing of the Company. Mr. Abbott joined the Company on May 3, 2011.

        On February 11, 2011, Dr. Rajiv Laroia ("Dr. Laroia") accepted an offer of employment and joined the Company as Senior Vice President, Engineering and Chief Technology Officer of the Company.

        We reported losses from operations of $12.5 million for fiscal 2011, $11.6 million for fiscal 2010 and $11.4 million for fiscal 2009. We reported net losses of $12.7 million in fiscal 2011, $10.7 million in fiscal 2010 and $4.9 million in fiscal 2009.

        Our revenue was $259.7 million in fiscal 2011, $249.3 million in fiscal 2010 and $227.5 million in fiscal 2009. Our gross profit was $146.1 million in fiscal 2011, $153.2 million in fiscal 2010 and $144.1 million in fiscal 2009. Our gross profit as a percentage of revenue ("total gross margin") was 56.3% in fiscal 2011, 61.4% in fiscal 2010 and 63.4% in fiscal 2009.

        Our operating expenses were $158.6 million in fiscal 2011, compared to $164.7 million in fiscal 2010 and $155.5 million in fiscal 2009. Our fiscal 2011 operating expenses included $0.8 million of incremental costs related to the departure of our former Senior Vice President and Chief Financial Officer in August 2011 and $0.7 million of expense for the early termination of our lease in Freehold, New Jersey. Our fiscal 2010 operating expenses included $7.9 million of incremental costs in the aggregate related to the departures of our former President and Chief Executive Officer and our former Executive Vice President and Chief Operating Officer, as well as $1.5 million of restructuring expense. Our fiscal 2009 operating expenses included $3.5 million of restructuring expense.

        We recorded stock-based compensation expense of $7.9 million in fiscal 2011, $15.3 million in fiscal 2010 and $12.8 million in fiscal 2009.

        Lower portfolio yield on our investments, coupled with slightly lower amounts invested in cash equivalents and marketable securities resulted in lower interest income, which was also a factor in our current year net loss. Interest income from our investments was $1.2 million in fiscal 2011, compared to $1.7 million in fiscal 2010 and $4.1 million in fiscal 2009.

        Effective in fiscal 2012, we will report the first, second and third quarters of each fiscal year on a 4-4-5 basis. Our fiscal year-end will continue to be December 31.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management's estimates and projections, there could be a material effect on our consolidated financial statements. The significant accounting policies that we believe are the most critical include the following:

  •
  Revenue recognition;

  •
  Inventory valuation;

  •
  Loss contingencies and reserves;

  •
  Stock-based compensation;

  •
  Goodwill and intangible assets; and

  •
  Accounting for income taxes.

        Revenue Recognition.    We recognize revenue from sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectability of the related receivable is probable. When we have future obligations, including a requirement to deliver additional elements that are essential to the functionality of the delivered elements or when customer acceptance is required, we defer revenue recognition and related costs until those obligations are satisfied. Likewise, when fees for products or services are not fixed and determinable, we defer the recording of receivables, deferred revenue and revenue until such time as the fees become due or are collected. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund provisions.

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

        Our products typically have both software and non-software components that function together to deliver the products' essential functionality. Many of our sales involve multiple-element arrangements that include both software and hardware-related products, maintenance and various professional services. Effective January 1, 2011, we prospectively adopted the provisions of Accounting Standards Update ("ASU") 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements ("ASU 2009-14") and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements ("ASU 2009-13") for new and materially modified arrangements originating on or after January 1, 2011. ASU 2009-14 amends industry-specific revenue accounting guidance for software and software-related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product's essential functionality. All stand-alone software components will continue to be accounted for under the software revenue recognition guidance in Accounting Standards Codification ("ASC") 985-605, Software—Revenue Recognition ("ASC 985-605").

        For transactions entered into prior to January 1, 2011 and prospectively for software-only sales, we recognize revenue in accordance with ASC 985-605. Under this guidance, revenue for any undelivered elements that are considered not essential to the functionality of the product and for which vendor-specific objective evidence of fair value ("VSOE") has been established is deferred and recognized upon delivery utilizing the residual method. If we do not have VSOE for each undelivered element we defer all revenue on the entire arrangement until VSOE is established or until such elements are delivered, provided that all other revenue criteria are met.

        For transactions entered into subsequent to the adoption of ASU 2009-13 that include multiple elements, arrangement consideration is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy as required by ASU 2009-13.

        Consistent with the methodology under the previous accounting guidance, we establish VSOE based upon the price charged when the same element is sold separately or established by management having the relevant pricing authority. We have VSOE for our maintenance and support services and certain professional services. When VSOE exists it is used to determine the selling price of a deliverable. We have not been able to establish VSOE on any of our products and for certain of our services because we have not sold such products or services on a stand-alone basis, not priced such products or services within a narrow range, or had limited sales history.

        When VSOE is not established, we attempt to establish the selling price of each element based on third-party evidence ("TPE"). Generally, our solution typically differs from that of our peers as there are no similar or interchangeable competitor products or services. Our various product and service offerings contain a significant level of customization and differentiation and therefore, comparable pricing of competitors' products and services with similar functionality cannot be obtained. Accordingly, we are not able to determine TPE for our products or services.

        When we are unable to establish selling price using VSOE or TPE, we use estimated selling price ("ESP") in our allocation of arrangement consideration for the relevant deliverables. The objective of ESP is to determine the price at which we would transact a sale if a product or service was sold on a stand-alone basis. We determine ESP for our products and certain services by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional-specific market factors, profit objectives and pricing practices for such deliverables. The determination of ESP is a formal process within the Company that includes review and approval by our management.

        We sell the majority of our products directly to our end customers. For products sold to resellers and distributors with whom we have sufficient history regarding the potential for product returns or refunds or any form of concession, we recognize revenue on a sell-in basis. For all other resellers and distributors, we recognize revenue on a sell-through basis.

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

        The amount of stock-based compensation expense recorded in any period for unvested awards requires estimates of the amount of stock-based awards that are expected to be forfeited prior to vesting, as well as assumptions regarding the probability that performance awards will be earned. Assuming it was probable that the performance conditions for all outstanding performance-based stock awards would be satisfied, we would have recognized $2.5 million of additional stock-based compensation expense in fiscal 2011.

        Goodwill and Intangible Assets.    Goodwill is not amortized, but instead is tested for impairment at least annually, or if indicators of potential impairment exist. Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by comparing the carrying amount of the asset to future net undiscounted pretax cash flows expected to be generated by the asset. If these comparisons indicate that an asset is not recoverable, we will recognize an impairment loss for the amount by which the carrying value of the asset exceeds the related estimated fair value. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values, depending on the nature of the asset. Considerable judgment is required to estimate discounted future operating cash flows. Judgment is also required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible or other long-lived assets. Factors that could indicate an impairment may exist include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, a significant change in circumstances relative to a large customer, a significant decline in our stock price for a sustained period and a decline in our market capitalization to below net book value. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in the models and valuation reports. To the extent these future projections and estimates change, the estimated amounts of impairment could differ from current estimates. Our annual testing for impairment of goodwill is completed as of November 30 of each year. Our testing for fiscal 2011, fiscal 2010 and fiscal 2009 indicated that no impairment of goodwill existed. At November 30, 2011, the fair value of our reporting unit was substantially in excess of the carrying value of our reporting unit.

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

        At December 31, 2011, we had valuation allowances of approximately $103 million to offset deferred tax assets of approximately $105 million. In the event we determine it is more likely than not we will be able to use a deferred tax asset in the future in excess of its net carrying value, the valuation allowance would be reduced, thereby increasing net earnings and increasing equity in the period such determination is made. At December 31, 2011, we had approximately $7 million of deferred tax assets related to compensation expenses for financial reporting purposes that are not deductible for tax purposes until options are exercised or shares vest. As employees will not exercise the underlying options unless the current market price exceeds the option exercise price and our tax deduction for restricted shares is determined as the shares vest, the ultimate realization of this benefit is directly associated with the price of our common stock. At December 31, 2011, the Company's stock price of $2.40 was well below the weighted average exercise price of our common stock options of $3.82. We have recorded net deferred tax assets in some of our international subsidiaries. These amounts could change in future periods based upon our operating results and changes in tax law.

        We provide for income taxes during interim periods based on the estimated effective tax rate for the full fiscal year. We record a cumulative adjustment to the tax provision in an interim period in which a change in the estimated annual effective tax rate is determined.

        We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as we currently plan to permanently reinvest these amounts and have the ability to do so.

        We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position's sustainability and is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of recognized tax benefit is still appropriate. The recognition and measurement of tax benefits require significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

Results of Operations

  Years Ended December 31, 2011 and 2010

        Revenue.    Revenue for the years ended December 31, 2011 and 2010 was as follows (in thousands, except percentages):

	Year ended December 31,		Increase from prior year
	2011	2010	$	%
Product	$154,373	$146,583	$7,790	5.3%
Service	105,323	102,724	2,599	2.5%

Total revenue	$259,696	$249,307	$10,389	4.2%

        Product revenue is comprised of sales of our voice infrastructure products. The products typically incorporated into our trunking and access solutions include our GSX9000 and GSX4000 Open Services Switches and our ASX Call Feature Server. The products typically incorporated into our SBC solutions include our NBS9000 and NBS5200 Network Border Switches. Certain of our products may be incorporated into either our trunking and access solutions or our SBC solutions; these products include, but are not limited to, our PSX Policy & Routing Server, SGX Signaling Gateway, ASC Call Feature Server, IMX Service Delivery Platform, Sonus Insight Management System, ASX Access Gateway Control Function and our suite of network analytical applications.

        Product revenue for the years ended December 31, 2011 and 2010 was comprised of the following (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2011	2010	$	%
Trunking and access	$116,506	$122,244	$(5,738)	(4.7)%
SBC	37,867	24,339	13,528	55.6%

Total product revenue	$154,373	$146,583	$7,790	5.3%

        In fiscal 2011, we recognized $33.7 million of product revenue in the aggregate from 20 new customers, including $24.4 million of revenue from a project for Bahamas Telecommunications Company Ltd. ("Bahamas Telecom") that was completed in the first quarter of fiscal 2011. In fiscal 2010, we recognized $26.0 million of product revenue in the aggregate from 20 new customers. New customers are those from whom we recognize revenue for the first time, although we may have had outstanding orders from such customers for several years, especially for certain multi-year projects, including the aforementioned Bahamas Telecom project.

        The timing of the completion of customer projects, revenue recognition criteria satisfaction and customer payments included in multiple element arrangements may cause our product revenue to fluctuate from one period to the next. We expect that our product revenue in fiscal 2012 will increase from 2011 levels, primarily due to increased sales of our SBC products.

        We recognized product revenue from AT&T of approximately $18 million in fiscal 2011 and approximately $32 million in fiscal 2010. For orders received between October 1, 2008 and December 31, 2010 from AT&T, we concluded that we no longer had sufficient evidence of VSOE on maintenance services and accordingly, all such product revenue for AT&T was recognized ratably over the maintenance period, which ended December 31, 2010. Revenue recognized in fiscal 2010 included $14.4 million related to orders received during fiscal 2008 and fiscal 2009, due to such ratable recognition.

        Service revenue is primarily comprised of hardware and software maintenance and support, network design, installation and other professional services.

        Service revenue for the years ended December 31, 2011 and 2010 was comprised of the following (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2011	2010	$	%
Maintenance	$76,418	$78,379	$(1,961)	(2.5)%
Professional services	28,905	24,345	4,560	18.7%

Total service revenue	$105,323	$102,724	$2,599	2.5%

        The increase in service revenue in fiscal 2011 compared to fiscal 2010 is attributable to $4.6 million of higher professional services revenue, partially offset by $2.0 million of lower maintenance revenue. We recognized $2.5 million of maintenance revenue in the aggregate from 19 new customers in fiscal 2011 and $3.1 million of maintenance revenue in the aggregate from 19 new customers in fiscal 2010. We recognized $12.2 million of professional services revenue in the aggregate from 17 new customers in fiscal 2011 and $7.4 million of professional services revenue in the aggregate from 24 new customers in fiscal 2010. The timing of the completion of projects for revenue recognition, customer payments and maintenance contracts may cause our services revenue to fluctuate from one period to the next. We expect that our service revenue in fiscal 2012 will increase from fiscal 2011 levels.

        Our adoption, effective January 1, 2011, of ASU 2009-13 and ASU 2009-14 was material to our financial results, increasing product revenue by approximately $34 million for the year ended December 31, 2011, compared to what would have been recognized had we continued to apply the previous software revenue guidance set forth in ASC 985-9605 to all arrangements in the current year. Approximately $13 million of this increase was the result of the timing of revenue recognition for our AT&T revenue arrangements with the remaining increase attributable to a number of other customer arrangements in fiscal 2011 that would not have been recognized in the period under the previous guidance. Under the new guidance, the delivered elements of these transactions were determined to constitute separate units of accounting that allowed for partial recognition of arrangements that included undelivered products or services which under ASC 985-605 would have resulted in deferral of the entire arrangement due to lack of VSOE for such undelivered elements. In response to the new guidance, in various instances, during fiscal 2011 we modified our selling approach with respect to the overall structure of arrangements to include potential undelivered elements for which we could not establish VSOE, the inclusion of which would have precluded recognition for the arrangement as a whole under the previous guidance. As a result of this change in certain of our sales arrangements in fiscal 2011, the increase in our product revenue for fiscal 2011 attributable to application of the new guidance is greater than it would have been had we continued to structure our selling arrangements as we had in fiscal 2010.

        In fiscal 2011, we had two customers, AT&T and Bahamas Telecom, that each contributed 10% or more of our revenue. In fiscal 2010, we had one customer, AT&T, that contributed 10% or more of our revenue.

        International revenue was approximately 40% of revenue in fiscal 2011 and approximately 32% of revenue in fiscal 2010. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue will fluctuate from quarter to quarter and year to year.

        Our deferred product revenue was $8.9 million at December 31, 2011 and $39.8 million at December 31, 2010. Our deferred service revenue was $41.3 million at December 31, 2011 and

$45.8 million at December 31, 2010. The reduction in deferred revenue at December 31, 2011 compared to December 31, 2010 is primarily attributable to the recognition of revenue from the completion in fiscal 2011 of the Bahamas Telecom project for which the revenue had been previously deferred. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

        Cost of Revenue/Gross Profit.    Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs and provision for inventory obsolescence. Cost of revenue and gross profit as a percentage of revenue ("gross margin") for the years ended December 31, 2011 and 2010 were as follows (in thousands, except percentages):

	Year ended December 31,		Increase from prior year
	2011	2010	$	%
Cost of revenue
Product	$57,929	$48,163	$9,766	20.3%
Service	55,646	47,992	7,654	15.9%

Total cost of revenue	$113,575	$96,155	$17,420	18.1%

Gross margin
Product	62.5%	67.1%
Service	47.2%	53.3%
Total gross margin	56.3%	61.4%

        The decrease in product gross margin in fiscal 2011 compared to fiscal 2010 was primarily due to the lower gross margin realized on the completion of the Bahamas Telecom project. The lower gross margin realized on the Bahamas Telecom project was primarily due to the high level of third-party products incorporated into this project. These higher third-party costs decreased our product gross margin by approximately six percentage points. This reduction was partially offset by lower manufacturing-related costs, which increased our gross margin by approximately one percentage point.

        The decrease in service gross margin in fiscal 2011 compared to fiscal 2010 was primarily attributable to higher third-party costs, principally related to the Bahamas Telecom project, which decreased our service gross margin by approximately four percentage points, and higher employee costs related to our increased services headcount, which decreased our service gross margin by approximately two percentage points. Our service cost of revenue is relatively fixed in advance of any particular quarter and therefore, changes in service revenue will have a significant impact on service gross margins.

        We believe that our gross margin over time will remain in our long-term financial model of 58% to 62%.

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses for the years ended December 31, 2011 and 2010 were as follows (in thousands, except percentages):

Year ended December 31,		Increase from prior year
2011	2010	$	%
$64,410	$62,786	$1,624	2.6%

        The increase in research and development expenses in fiscal 2011 compared to fiscal 2010 is attributable to $1.5 million of higher employee-related expense related to increased headcount to support our product initiatives, $0.2 million of higher expense for product development (third-party development, prototype and test equipment costs) and $0.3 million of net increases in other research and development expenses. These increases were partially offset by $0.4 million of lower facilities costs. The increase in employee-related expense in fiscal 2011 is comprised of $3.4 million of higher salary and related expenses and $0.2 million of other employee-related expenses, partially offset by $1.6 million of lower bonus expense and $0.5 million of lower stock-based compensation expense. The decrease in facilities costs is primarily attributable to the move of our corporate office (offices and development facilities) to a smaller office in December 2010, partially offset by $0.7 million of expense recorded in the fourth quarter of fiscal 2011 for the termination fees related to our Freehold, New Jersey facility. In December 2011, in accordance with the termination provisions of our lease in New Jersey, we notified our landlord that we would be vacating this facility by December 31, 2012 to move to a new location. We are currently in the process of reviewing available facilities for relocation of our New Jersey research and development operations to another location in that state.

        Some aspects of our research and development efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our research and development expenses for fiscal 2012 will increase from 2011 levels due to our increased focus on new product development.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the years ended December 31, 2011 and 2010 were as follows (in thousands, except percentages):

Year ended December 31,		Increase from prior year
2011	2010	$	%
$59,279	$51,033	$8,246	16.2%

        The increase in sales and marketing expenses in fiscal 2011 compared to fiscal 2010 is attributable to $5.6 million of higher employee-related expenses, $1.2 million of higher software and equipment costs related primarily to equipment for sales support, $0.6 million of higher professional fees, $0.5 million of higher marketing and trade show expenses and $0.4 million of net increases in other expenses. The higher employee-related expenses in fiscal 2011 include $4.4 million of higher salary-related and commissions expense and $2.0 million of higher employee recruiting, travel and training, partially offset by $0.8 million of lower stock-based compensation expense. The increase in salary and salary-related expenses in fiscal 2011 compared to fiscal 2010 is primarily attributable to higher headcount related to our continued focus on expanded coverage. The increase in commissions expense in fiscal 2011 is primarily attributable to our higher revenue compared to fiscal 2010. We believe that our sales and marketing expenses will increase in fiscal 2012 from fiscal 2011 levels, primarily attributable to higher personnel and related costs.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and professional fees. General and administrative expenses for the years ended December 31, 2011 and 2010 were as follows (in thousands, except percentages):

Year ended December 31,		Decrease from prior year
2011	2010	$	%
$34,957	$49,391	$(14,434)	(29.2)%

        The decrease in general and administrative expenses in fiscal 2011 compared to fiscal 2010 is attributable to $11.6 million of lower employee-related expenses, $2.0 million of lower professional fees (legal, audit and consulting fees) and $0.8 million of net decreases in other general and administrative expenses.

        The decrease in employee-related expenses is primarily attributable to expenses aggregating $7.9 million recorded in fiscal 2010 related to the 2010 departures of our former President and Chief Executive Officer and our former Executive Vice President and Chief Operating Officer. In fiscal 2010 we recorded $6.7 million of accelerated expense recognition, comprised of $4.6 million of stock-based compensation expense and $2.1 million of expense related to cash payments, in connection with our former President and Chief Executive Officer's Retention Agreement dated May 18, 2010. In fiscal 2010 we also recorded $1.2 million of accelerated expense recognition, comprised of $0.5 million of stock-based compensation expense and $0.7 million of expense related to cash payments, in connection with the departure of our former Executive Vice President and Chief Operating Officer in December 2010. The decrease in employee-related expenses for fiscal 2011 attributable to the absence of these expenses was partially offset by $0.8 million of expenses that we recorded in fiscal 2011 related to the departure of our former Senior Vice President and Chief Financial Officer in fiscal 2011, comprised of $0.3 million of stock-based compensation expense for the accelerated vesting of certain stock based awards and $0.5 million of expense related to cash payments.

        Excluding the aforementioned impact of the departures of our former President and Chief Executive Officer, our former Executive Vice President and Chief Operating Officer and our former Senior Vice President and Chief Financial Officer, other factors contributing to the lower employee-related expenses in fiscal 2011 compared to fiscal 2010 include $2.7 million of lower combined salary and bonus expense, $0.9 million of lower stock-based compensation expense and $0.9 million of other employee-related expenses, including recruiting, travel and training.

        We believe that our general and administrative expenses will increase in fiscal 2012 from fiscal 2011 levels, primarily due to higher employee-related expenses.

        Restructuring.    On August 24, 2010, we announced a restructuring initiative to close our offices in Ottawa, Canada and in Darmstadt, Germany, to relocate our Freehold, New Jersey facility to a smaller, more cost-effective space in the same area, and to reduce our workforce by 12 people, or approximately 1% of employees worldwide. We recorded $1.5 million of restructuring expense in fiscal 2010.

        We did not record restructuring expense in fiscal 2011.

        Interest Income, net.    Interest income and interest expense for the years ended December 31, 2011 and 2010 were as follows (in thousands, except percentages):

	Year ended December 31,		Decrease from prior year
	2011	2010	$	%
Interest income	$1,159	$1,740	$(581)	(33.4)%
Interest expense	128	(191)	(319)	(167.0)%

Interest income, net	$1,287	$1,549	$(262)	(16.9)%

        Interest income consists of interest earned on our cash equivalents, marketable debt securities and long-term investments. Interest expense in fiscal 2011 includes the reversal of expense recorded in a prior year related to tax penalties, which were settled in fiscal 2011, net of interest on capital lease obligations. Interest expense in fiscal 2010 relates to capital lease obligations. The reduction in interest income, net, in fiscal 2011 compared to fiscal 2010 is primarily attributable to a lower average portfolio yield as a result of the economic environment, coupled with slightly lower amounts invested in cash equivalents and marketable securities.

        Income Taxes.    We recorded provisions for income taxes of $1.5 million in fiscal 2011 and $0.7 million in fiscal 2010, primarily related to foreign operations. The income tax benefits from the deferred tax assets recorded in connection with our current year domestic losses have been offset by an increase in the valuation allowance. During fiscal 2011 and fiscal 2010, we performed an analysis to determine if, based on all available evidence, we considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. As a result of our evaluations, we concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to our cumulative losses and other factors. Accordingly, we maintained a valuation against our domestic deferred tax assets.

  Years Ended December 31, 2010 and 2009

        Revenue.    Revenue for the years ended December 31, 2010 and 2009 was as follows (in thousands, except percentages):

	Year ended December 31,		Increase from prior year
	2010	2009	$	%
Product	$146,583	$136,276	$10,307	7.6%
Service	102,724	91,220	11,504	12.6%

Total revenue	$249,307	$227,496	$21,811	9.6%

        Product revenue for the years ended December 31, 2010 and 2009 was comprised of the following (in thousands, except percentages):

	Year ended December 31,		Increase from prior year
	2010	2009	$	%
Trunking and access	$122,244	$112,412	$9,832	8.8%
SBC	24,339	23,864	475	2.0%

Total product revenue	$146,583	$136,276	$10,307	7.6%

        The increase in product revenue in fiscal 2010 compared to fiscal 2009 resulted from approximately $25 million of additional product revenue from AT&T, partially offset by approximately $15 million of lower product revenue from other customers. Revenue from our trunking and access products increased $9.8 million in fiscal 2010 compared to fiscal 2009. Revenue from our SBC products increased $0.5 million in fiscal 2010 compared to fiscal 2009. In fiscal 2010, we recognized $26.0 million of product revenue in the aggregate from 20 new customers. We recognized $16.9 million of product revenue in the aggregate from 7 new customers in fiscal 2009.

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

        Service revenue for the years ended December 31, 2010 and 2009 was comprised of the following (in thousands, except percentages):

	Year ended December 31,		Increase from prior year
	2010	2009	$	%
Maintenance	$78,379	$69,132	$9,247	13.4%
Professional services	24,345	22,088	2,257	10.2%

Total service revenue	$102,724	$91,220	$11,504	12.6%

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

        Cost of Revenue/Gross Profit.    Cost of revenue and gross margin for the years ended December 31, 2010 and 2009 were as follows (in thousands, except percentages):

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

        The increase in research and development expenses in fiscal 2010 compared to fiscal 2009 is primarily attributable to $4.7 million of increased expense for third-party development and prototype costs for both our new and existing product offerings and $2.1 million of higher facilities costs. These increases were partially offset by $3.1 million of lower employee-related costs and $0.7 million of lower depreciation expense. Our higher facilities costs are primarily related to our expanded research and development facilities in fiscal 2010 compared to fiscal 2009. The reduction in our employee-related costs is primarily related to the relocation of our research and development activities to our development center in India, coupled with a net reduction in our worldwide research and development headcount of approximately 25 employees. This reduction is the net result of the actions taken through our 2009 and 2008 restructuring initiatives, partially offset by an increase of approximately 115 employees at our development center in India compared to such number of employees at December 31, 2009.

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

        The increase in general and administrative expenses in fiscal 2010 compared to fiscal 2009 is primarily attributable to $10.6 million of higher employee-related expense, including $7.9 million resulting from the departures of our former President and Chief Executive Officer and our former Executive Vice President and Chief Operating Officer, and $0.4 million of net increases in other costs, partially offset by lower expenses that include $3.9 million of lower legal-related and professional fees, $0.6 million of lower bad debt expense and $0.4 million of lower foreign currency translation expense.

        Restructuring.    On August 24, 2010, we announced a restructuring initiative to close our offices in Ottawa, Canada and in Darmstadt, Germany, to relocate our Freehold, New Jersey facility to a smaller, more cost-effective space in the same area, and to reduce our workforce by 12 people, or approximately 1% of employees worldwide. We recorded $1.5 million of restructuring expense in fiscal 2010, of which $0.4 million was recorded in the fourth quarter and $1.1 million was recorded in the third quarter. During the fourth quarter of fiscal 2010, as a result of changing business circumstances in certain geographic areas, including the availability of suitable replacement facilities and certain customer relationships, we elected not to close our office in Darmstadt, Germany, or to relocate our Freehold, New Jersey facility. As a result, we did not record restructuring expense related to either of these facilities.

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

        Income Taxes.    For the year ended December 31, 2010, we recognized income tax expense of $0.7 million, primarily related to foreign operations. The income tax benefits from the deferred tax assets recorded in connection with our fiscal 2010 domestic losses were offset by an increase in the valuation allowance. For the year ended December 31, 2009, we recognized an income tax benefit of $2.5 million. This benefit was comprised of a recovery of prior year domestic tax payments as a result of tax law changes and a foreign tax benefit of $1.1 million impacted by international settlements. During fiscal 2010 and fiscal 2009, we performed an analysis to determine if, based on all available evidence, we considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. As a result of our evaluations, we concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to our cumulative losses and other factors. Accordingly, we maintained a valuation against our domestic deferred tax asset amounting to $103.1 million at December 31, 2010 and $117.8 million at December 31, 2009.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

        Our consolidated statements of cash flows are summarized as follows (in thousands):

	Year ended December 31,
	2011	2010	Change
Net loss	$(12,703)	$(10,691)	$(2,012)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities	19,984	27,743	(7,759)
Changes in operating assets and liabilities	(13,191)	1,455	(14,646)

Net cash (used in) provided by operating activities	$(5,910)	$18,507	$(24,417)

Net cash provided by (used in) investing activities	$48,758	$(81,264)	$130,022

Net cash provided by (used in) financing activities	$804	$(277)	$1,081

        Our cash, cash equivalents, marketable securities and long-term investments totaled $385.0 million at December 31, 2011 and $408.4 million at December 31, 2010. We had cash and short-term investments held by our foreign subsidiaries aggregating approximately $18 million at December 31, 2011 and approximately $10 million at December 31, 2010. We do not intend to repatriate these funds, and as such, they are not available to fund our domestic operations. If we were to repatriate the funds, they would likely be treated as income for U.S. tax purposes, fully offset by the Company's net operating losses. We do not believe this has a material impact on our liquidity.

        Our operating activities used $5.9 million of cash in fiscal 2011, compared to $18.5 million of cash provided in fiscal 2010.

        Cash used in operating activities in fiscal 2011 was primarily the result of lower deferred revenue, accrued expenses and other long-term liabilities, and accounts payable. These amounts were offset by lower inventory and other operating assets. The reduction in deferred revenue is primarily attributable to the recognition of revenue from the completion in fiscal 2011 of the Bahamas Telecom project for which the revenue had been previously deferred. The reduction in accrued expenses and other long-term liabilities is primarily related to employee compensation and related costs, including payments made in connection with our Company-wide employee incentive bonus program and payments in 2011 related to the departures in 2010 of our former President and Chief Executive Officer and our former Executive Vice President and Chief Operating Officer. The reduction in accounts payable is primarily the result of lower operating expenses in fiscal 2011 compared to fiscal 2010. The lower inventory levels are primarily related to the recognition of deferred cost of goods sold in connection with the completion of the Bahamas Telecom project. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, provided $7.3 million of cash.

        Cash provided by operating activities in fiscal 2010 was primarily the result of higher accrued expenses and other long-term liabilities, and accounts payable and lower other operating assets. These amounts were offset by lower deferred revenue and increases in inventory and accounts receivable. The increase in accrued expenses and other long-term liabilities is primarily attributable to employee compensation and related costs, including accruals related to the implementation in 2010 of our Company-wide employee incentive program and fiscal 2011 payments related to the departures from the Company of our former President and Executive Officer and our former Executive Vice President and Chief Operating Officer and accruals for professional fees, partially offset by the timing of payments for previously accrued royalty payments and lower taxes payable. Our accounts payable increase is primarily attributable to purchases of materials in the latter part of the fourth quarter of fiscal 2010 for which payments are due to vendors in fiscal 2011. The decrease in deferred revenue is primarily the result of the completion of projects for which the revenue had been deferred at December 31, 2009, partially offset by new orders in fiscal 2010 for which revenue recognition criteria had not been met as of December 31, 2010. Our higher accounts receivable balance reflects our increased revenue in the fourth quarter of fiscal 2010 for which payments are due to us by our customers in fiscal 2011. Our higher inventory levels are primarily related to our NBS5200 product and preparation for product end-of-life purchases by our customers, including the aforementioned purchases of materials in the latter part of the fourth quarter of fiscal 2010. Non-cash operating expenses, such as depreciation, amortization and stock-based compensation, aggregated $27.7 million.

        Our investing activities provided $48.8 million of cash in fiscal 2011, comprised of $62.2 million of net maturities of marketable securities, partially offset by $13.2 million of investments in property and equipment and a $0.3 million increase in restricted cash. Our investing activities used $81.3 million of cash in fiscal 2010, comprised of $62.0 million of net purchases of marketable securities, $17.3 million of investments in property and equipment and $2.0 million to purchase intangible assets.

        Our financing activities provided $0.8 million of cash in fiscal 2011 and used $0.3 million of cash in fiscal 2010. The fiscal 2011 amount is the result of $1.5 million of proceeds from the sale of our common stock in connection with our Amended and Restated 2000 Employee Stock Purchase Plan ("ESPP") and $0.8 million of proceeds from the exercise of stock options, partially offset by

$1.4 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.1 million used for payments on our capital leases for office equipment. The fiscal 2010 amount is the result of $2.4 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.2 million used for payments on our capital leases for office equipment. These amounts were partially offset by $1.4 million of proceeds from the sale of our common stock in connection with our ESPP and $1.0 million of proceeds from the exercise of stock options.

  Contractual Obligations

        Our contractual obligations (both principal and interest) at December 31, 2011 consist of the following (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$202	$112	$90	$—	$—
Operating lease obligations	16,284	4,532	5,818	3,787	2,147
Purchase obligations	30,004	29,587	278	139	—
Uncertain tax positions*	10,004	10,004	—	—	—

	$56,494	$44,235	$6,186	$3,926	$2,147

*
This liability is not subject to fixed payment terms and the amount and timing of payments, if any, which we will make related to this liability are not known. See Note 16 to our consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.

        Based on our current expectations, we believe our current cash, cash equivalents, marketable debt securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months. It is difficult to predict future liquidity requirements with certainty. The rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to improve our controls environment, for other general corporate activities and to vigorously defend against existing and potential litigation. See Note 20 to our consolidated financial statements for a description of our other contingencies.

Recent Accounting Pronouncements

        On September 15, 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-08, Testing Goodwill for Impairment ("ASU 2011-08"), which gives companies testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If a company determines, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. ASU 2011-08 will be effective for us in the first quarter of fiscal 2012. We do not believe ASU 2011-08 will have a material impact on our consolidated financial statements.

        On June 16, 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires companies to report components of comprehensive income in either: (1) a continuous statement of comprehensive income;

or (2) two separate consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. On December 23, 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain provisions of ASU 2011-05, including the provision that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The unaffected provisions of ASU 2011-05 will be effective for us in our reporting of the first quarter of fiscal 2012. The adoption of ASU 2011-05 will not have any impact on our results of operations or financial position. We are currently considering the appropriate disclosure under this ASU.

        On May 12, 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which provides guidance on how (as opposed to when) to measure fair value and on what disclosures to provide about fair value measurements. ASU 2011-04 expands previously existing disclosure requirements for fair value measurements, including disclosures regarding transfers between Level 1 and Level 2 in the fair value hierarchy currently disclosed. ASU 2011-04 will be effective for us in the first quarter of fiscal 2012. Some of our disclosures on fair value measurements may change upon adoption of ASU 2011-04. We are currently assessing the impact, if any, on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations.

        At December 31, 2011, our cash, cash equivalents, marketable securities and long-term investments totaled $385.0 million. We maintain an investment portfolio of various holdings, types and maturities which may include money market funds, commercial paper, corporate notes, certificates of deposit and government debt securities. A sharp rise in market interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in market interest rates could have a material impact on the interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We place our investments with high quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment grade securities. We manage potential losses in fair value by investing in relatively short-term investments, thereby allowing us to hold our investments to maturity. A hypothetical movement of plus or minus 50 basis points in market interest rates could affect the value of our investment portfolio by approximately $0.7 million. However, we have the ability to hold our investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

        Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would be adversely affected by approximately $2.6 million and our net loss would be adversely affected by approximately $0.1 million, although the actual effects may differ materially from this hypothetical analysis.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sonus Networks, Inc.
Westford, Massachusetts

        We have audited the accompanying consolidated balance sheets of Sonus Networks, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sonus Networks, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of recognizing revenue for multiple-element arrangements effective January 1, 2011.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 24, 2012

SONUS NETWORKS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$105,451	$62,501
Marketable securities	224,090	258,831
Accounts receivable, net	53,126	52,813
Inventory	15,434	22,499
Deferred income taxes	486	408
Other current assets	12,246	16,474

Total current assets	410,833	413,526
Property and equipment, net	22,084	21,284
Intangible assets, net	1,200	1,600
Goodwill	5,062	5,062
Investments	55,427	87,087
Deferred income taxes	1,137	1,271
Other assets	8,972	26,124

	$504,715	$555,954

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,754	$16,936
Accrued expenses	21,620	29,999
Current portion of deferred revenue	38,565	42,776
Current portion of long-term liabilities	1,275	338

Total current liabilities	74,214	90,049
Deferred revenue	11,601	42,811
Long-term liabilities	3,599	4,138

Total liabilities	89,414	136,998

Commitments and contingencies (Note 20)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized; 279,318,396 shares issued and outstanding at December 31, 2011; 277,170,262 shares issued and outstanding at December 31, 2010	279	277
Additional paid-in capital	1,309,919	1,301,285
Accumulated deficit	(902,204)	(889,501)
Accumulated other comprehensive income	7,307	6,895

Total stockholders' equity	415,301	418,956

	$504,715	$555,954

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year ended December 31,
	2011	2010	2009
Revenue:
Product	$154,373	$146,583	$136,276
Service	105,323	102,724	91,220

Total revenue	259,696	249,307	227,496

Cost of revenue:
Product	57,929	48,163	38,893
Service	55,646	47,992	44,467

Total cost of revenue	113,575	96,155	83,360

Gross profit	146,121	153,152	144,136

Operating expenses:
Research and development	64,410	62,786	59,864
Sales and marketing	59,279	51,033	48,929
General and administrative	34,957	49,391	43,217
Restructuring	—	1,501	3,510

Total operating expenses	158,646	164,711	155,520

Loss from operations	(12,525)	(11,559)	(11,384)
Interest income, net	1,287	1,549	3,922
Other income, net	—	12	71

Loss before income taxes	(11,238)	(9,998)	(7,391)
Income tax (provision) benefit	(1,465)	(693)	2,459

Net loss	$(12,703)	$(10,691)	$(4,932)

Loss per share
Basic	$(0.05)	$(0.04)	$(0.02)
Diluted	$(0.05)	$(0.04)	$(0.02)
Shares used to compute loss per share:
Basic	278,540	275,470	273,730
Diluted	278,540	275,470	273,730

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Stockholders' Equity and Comprehensive Loss
(in thousands, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Treasury Stock
			Additional Paid-in Capital	Accumulated Deficit				Total Stockholders' Equity	Comprehensive Loss
	Shares	Par Value				Shares	Cost
Balance, January 1, 2009	275,133,894	$275	$1,272,952	$(873,878)	$7,353	2,296,910	$(267)	$406,435
Issuance of common stock in connection with employee stock purchase plan	830,940	1	1,315					1,316
Exercise of stock options	96,304		51					51
Vesting of restricted stock	1,098,798	1						1
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(367,039)		(673)					(673)
Stock-based compensation expense			12,681					12,681
Unrealized loss on available-for-sale marketable securities, net of tax					(1,082)			(1,082)	$(1,082)
Currency translation adjustment					441			441	441
Net loss				(4,932)				(4,932)	(4,932)

Comprehensive loss for the year ended December 31, 2009									$(5,573)

Balance, December 31, 2009	276,792,897	277	1,286,326	(878,810)	6,712	2,296,910	(267)	414,238
Issuance of common stock in connection with employee stock purchase plan	630,098	1	1,352					1,353
Exercise of stock options	694,833	1	975					976
Vesting of restricted stock	2,067,787							—
Issuance of vested performance-based stock awards	25,000							—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(743,443)		(2,385)					(2,385)
Stock-based compensation expense			15,348					15,348
Settlement payment for forfeited stock options			(66)					(66)
Cancellation and retirement of treasury stock	(2,296,910)	(2)	(265)			(2,296,910)	267	—
Unrealized loss on available-for-sale marketable securities, net of tax					(319)			(319)	$(319)
Currency translation adjustment					502			502	502
Net loss				(10,691)				(10,691)	(10,691)

Comprehensive loss for the year ended December 31, 2010									$(10,508)

Balance, December 31, 2010	277,170,262	277	1,301,285	(889,501)	6,895	—	—	418,956
Issuance of common stock in connection with employee stock purchase plan	637,403	1	1,779					1,780
Exercise of stock options	452,617		818					818
Vesting of restricted stock	1,269,393	1						1
Issuance of vested performance-based stock awards	312,556							—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(523,835)		(1,439)					(1,439)
Stock-based compensation expense			7,476					7,476
Unrealized gain on available-for-sale marketable securities, net of tax					22			22	$22
Currency translation adjustment					390			390	390
Net loss				(12,703)				(12,703)	(12,703)

Comprehensive loss for the year ended December 31, 2011									$(12,291)

Balance, December 31, 2011	279,318,396	$279	$1,309,919	$(902,204)	$7,307	—	$—	$415,301

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(12,703)	$(10,691)	$(4,932)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation and amortization of property and equipment	11,629	11,205	10,104
Amortization of intangible assets	400	741	232
Stock-based compensation	7,865	15,285	12,810
Loss on disposal of property and equipment	24	106	241
Deferred income taxes	66	406	449
Changes in operating assets and liabilities:
Accounts receivable	(217)	(4,689)	27,790
Inventory	22,900	(9,506)	(2,456)
Other operating assets	10,562	6,218	(7,836)
Accounts payable	(3,537)	11,539	(4,229)
Accrued expenses and other long-term liabilities	(7,377)	12,587	(9,803)
Accrued litigation settlements	—	—	(9,600)
Deferred revenue	(35,522)	(14,694)	20,987

Net cash (used in) provided by operating activities	(5,910)	18,507	33,757

Cash flows from investing activities:
Purchases of property and equipment	(13,173)	(17,295)	(6,612)
Purchase of intangible assets	—	(2,000)	—
Purchases of marketable securities	(219,800)	(392,343)	(268,971)
Sale/maturities of marketable securities	282,041	330,374	243,984
Increase in restricted cash	(310)	—	—

Net cash provided by (used in) investing activities	48,758	(81,264)	(31,599)

Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	1,513	1,353	1,119
Proceeds from exercise of stock options	818	976	51
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(1,439)	(2,385)	(673)
Principal payments of capital lease obligations	(88)	(221)	(233)

Net cash provided by (used in) financing activities	804	(277)	264

Effect of exchange rate changes on cash and cash equivalents	(702)	212	694

Net increase (decrease) in cash and cash equivalents	42,950	(62,822)	3,116
Cash and cash equivalents, beginning of year	62,501	125,323	122,207

Cash and cash equivalents, end of year	$105,451	$62,501	$125,323

Supplemental disclosure of cash flow information:
Interest paid	$10	$191	$147
Income taxes paid	$926	$1,612	$789
Income tax refunds received	$827	$1,406	$1,759
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$550	$1,355	$896
Property and equipment acquired under capital lease	$119	$95	$70
Supplemental disclosure of non-cash financing activities:
Cancellation and retirement of treasury stock	$—	$267	$—

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements

(1) NATURE OF THE BUSINESS

        Sonus Networks, Inc. ("Sonus" or the "Company") was incorporated in 1997 and is a leading provider of voice and multimedia infrastructure solutions, including session border control, Voice over Internet Protocol ("VoIP") access and VoIP trunking solutions for service providers and enterprises. The Company's infrastructure solutions allow efficient and reliable delivery of voice and multimedia sessions over IP (internet protocol) networks while allowing customers to manage the flows of such sessions in their networks using business policies.

        The Company's target customers comprise both service providers and enterprises. Customers and prospective customers in the service provider space are traditional and emerging communications service providers, including long-distance carriers, local exchange carriers, Internet service providers, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers. Target enterprise customers include financial institutions, retailers, state and local governments, and other multinational corporations. The Company collaborates with its customers to identify and develop new advanced services and applications that can help to reduce costs, improve productivity and generate new revenue.

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

Use of Estimates and Judgments

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these consolidated financial statements include revenue recognition for multiple element arrangements, inventory valuations, assumptions used to determine the fair value of stock-based compensation, legal contingencies and recoverability of Sonus' net deferred tax assets and the related valuation allowances. Sonus regularly assesses these estimates and records changes in estimates in the period in which they become known. Sonus bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Revenue Recognition

        The Company recognizes revenue from sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectability of the related receivable is probable. In instances where customer acceptance is required, revenue is deferred until the

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

acceptance has been achieved. When fees for products or services are not fixed and determinable, the Company defers the recording of receivables, deferred revenue and revenue until such time as the fees become due or are collected.

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

        The Company's products typically have both software and non-software components that function together to deliver the products' essential functionality. In addition, hardware sold generally cannot be used apart from the software. Therefore, the Company considers its principal products to be both software and hardware-related. Many of the Company's sales involve multiple element arrangements that include product, maintenance and various professional services. In October 2009, the Financial Accounting Standards Board ("FASB") amended the Accounting Standards Codification ("ASC") as summarized in ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements ("ASU 2009-14") and ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements ("ASU 2009-13"). ASU 2009-14 amends industry-specific revenue accounting guidance for software and software-related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product's essential functionality. All stand-alone software components will continue to be accounted for under the guidance of ASC 985-605, Software—Revenue Recognition ("ASC 985-605"). ASU 2009-13 amended the accounting standards for multiple-deliverable revenue arrangements to:

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

        Beginning January 1, 2011, the Company adopted the provisions of ASU 2009-13 and ASU 2009-14 for new and materially modified arrangements.

        For transactions entered into prior to January 1, 2011 and prospectively for software-only sales, the Company recognizes revenue in accordance with ASC 985-605. Under this guidance, revenue for any undelivered elements that are considered not essential to the functionality of the product and for which VSOE has been established is deferred and recognized upon delivery utilizing the residual method. If the Company does not have VSOE for each undelivered element it defers all revenue on the entire arrangement until VSOE is established or until such elements are delivered, provided that all other revenue recognition criteria are met.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For multiple-element arrangements entered into subsequent to the adoption of ASU No. 2009-13 that contain tangible products (hardware) with software elements, which comprise the majority of the Company's revenue transactions, arrangement consideration is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy as required by ASU No. 2009-13. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges.

        Consistent with the methodology under the previous accounting guidance, the Company establishes VSOE based upon the price charged when the same element is sold separately or established by management having the relevant pricing authority. The Company has VSOE for its maintenance and support services and certain professional services. When VSOE exists it is used to determine the selling price of a deliverable. The Company has not been able to establish VSOE of any of its products and for certain of its services because the Company has not sold such products or services on a stand-alone basis, not priced its products or services within a narrow range, or had limited sales history.

        When VSOE is not established, the Company attempts to establish the selling price of each element based on TPE. Generally, the Company's solution typically differs from that of its peers as there are no similar or interchangeable competitor products or services. The Company's various product and service offerings contain a significant level of customization and differentiation and therefore, comparable pricing of competitors' products and services with similar functionality cannot be obtained. Accordingly, the Company is not able to determine TPE for its products or services.

        When the Company is unable to establish selling price using VSOE or TPE, the Company uses ESP in its allocation of arrangement consideration for the relevant deliverables. The objective of ESP is to determine the price at which the Company would transact a sale if a product or service was sold on a stand-alone basis. The Company determines ESP for its products and certain services by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional-specific market factors, profit objectives and historical pricing practices for such deliverables. The determination of ESP is a formal process within the Company that includes review and approval by the Company's management.

        The adoption of ASU 2009-13 and ASU 2009-14 had a material impact on the Company's financial results, increasing product revenue by approximately $33 million for the year ended December 31, 2011, compared to what would have been recognized had the Company continued to apply the guidance set forth in ASC 985-605 to all arrangements in the current year. The increase in product revenue was primarily the result of i) the expedited timing of revenue recognition for the Company's AT&T revenue arrangements (further described below under "AT&T Revenue Recognition") and ii) the ability to recognize revenue under the new guidance on arrangements that have undelivered elements at period end for which the Company does not have VSOE. In a number of customer arrangements in the current year, the delivered elements were determined to constitute separate units of accounting apart from the undelivered products or services, which under ASC 985-605 would have resulted in deferral of the entire arrangement due to lack of VSOE for such undelivered elements.

        Deferred revenue typically includes customer deposits and amounts associated with partial product shipments and maintenance or service contracts. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is reported with long-term liabilities

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in the consolidated balance sheets. The Company defers recognition of incremental direct costs, such as cost of goods, third-party installations and commissions, until recognition of the related revenue. Such costs are classified as current assets if the deferred revenue is initially classified as current and noncurrent assets if the related deferred revenue is initially classified as long-term.

        The Company excludes any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction (i.e., sales, use, value added) from its revenue and costs. Reimbursement received for out-of-pocket expenses and shipping costs is recorded as revenue.

        The Company sells the majority of its products directly to its end customers. For products sold to resellers and distributors with whom the Company has sufficient history regarding the potential for product returns or refunds or any form of concession, the Company recognizes revenue on a sell-in basis. For all other resellers and distributors, the Company recognizes revenue on a sell-through basis.

        AT&T Revenue Recognition.    For orders received between October 1, 2008 and December 31, 2009 from AT&T, all revenue related to multiple-element arrangements was recognized ratably over the maintenance period provided all other revenue recognition criteria were met due to the lack of sufficient evidence of VSOE for maintenance services. The new multiple-element guidance has been applied to any tangible product orders received after January 1, 2011, which allows for earlier revenue recognition, as product revenue can be separated from the associated maintenance contract based upon its relative selling price using ESP. As a result, product revenue is recognized either upon shipment of the products or upon customer acceptance, provided all other revenue recognition criteria have been met.

        The Company recognized product revenue from AT&T of approximately $18 million in the year ended December 31, 2011 and approximately $32 million in the year ended December 31, 2010. Had the Company continued to apply the previous software revenue guidance, it would have recognized product revenue from this customer of approximately $4.5 million in the year ended December 31, 2011 as product orders would have been recognized ratably over the contractual maintenance period. Revenue recognized in the year ended December 31, 2010 included $14.4 million related to product orders received in fiscal 2008 and fiscal 2009, due to their ratable recognition over the remaining maintenance period ended December 31 2010.

        During the preparation of the Company's consolidated financial statements for the three month period ended March 31, 2011 and the accounting analysis for the new maintenance arrangement with AT&T, the Company determined that the methodology that had been applied in fiscal 2009 and 2010 to the amortization of consideration related to maintenance provided to AT&T was not appropriate and resulted in the inappropriate deferral of revenue related to maintenance billings from 2009 to 2010; total revenue recognized over the term of the arrangement was not impacted. This error resulted in the incorrect deferral and therefore, understatement of $3.8 million of service revenue in 2009 ($950,000 in each quarter of fiscal 2009) and related overstatement of 2010 service revenue by $3.8 million ($950,000 in each quarter of fiscal 2010). There is no tax effect on this revenue and therefore the error in service revenue impacted net loss in each year by the same amounts. There is no effect on retained earnings or any other account within the consolidated balance sheet as of December 31, 2010, and no effect on cash provided by operating activities for fiscal 2009 and fiscal 2010. The Company does not believe this

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

error is material to its previously issued historical consolidated financial statements and, therefore, has not adjusted the historical consolidated financial statements.

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

Restricted Cash

        The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. Restricted cash is recorded within other assets on the consolidated balance sheet.

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

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The components of foreign currency transaction gains (losses), which are reported as a component of General and administrative expenses in the consolidated statements of operations, for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Transaction losses	$(1,293)	$(556)	$(2,387)
Remeasurement gains (losses)	9	(627)	811

	$(1,284)	$(1,183)	$(1,576)

Inventory

        Inventory is recorded at the lower of cost or market value, primarily using the first-in, first-out convention. The Company reduces the carrying value of inventory for those items that are potentially excess, obsolete or slow-moving based on changes in customer demand, technology developments or other economic factors.

        Sonus writes down the evaluation equipment at the time of shipment to its customers, as it is probable that the inventory value will not be realized.

        Deferred product costs represent deferred cost of revenue for product shipments to customers prior to satisfaction of Sonus' revenue recognition criteria. Such costs are classified as inventory if the related deferred revenue is initially classified as current. Deferred product costs are recorded in Other assets if the related deferred revenue is initially classified as long-term, and remain a component of noncurrent assets until such costs are recognized in the consolidated statement of operations.

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

Intangible Assets and Goodwill

        Intangible assets are comprised of intellectual property, which is amortized over its estimated useful life of five years. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable based upon the estimated undiscounted cash flows.

        Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested for

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

impairment at least annually or if indicators of potential impairment exist by comparing the fair value of the Company's reporting unit to its carrying value. The Company estimates the fair value of its reporting unit using a discounted cash flow model or other valuation models, such as comparative transactions and market multiples. The Company performs its annual testing on November 30 of each year.

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

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentrations of Credit and Off-Balance Sheet Risk and Single Source Suppliers

        The financial instruments that potentially subject Sonus to concentrations of credit risk are cash, cash equivalents, marketable debt securities and accounts receivable. The Company's cash equivalents and marketable debt securities were managed by two financial institutions at both December 31, 2011 and 2010.

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

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses were $0.2 million for the year ended December 31, 2011, $0.1 million for the year ended December 31, 2010 and $0.2 million for the year ended December 31, 2009.

Comprehensive Income (Loss)

        Comprehensive income (loss) is comprised of net income (loss), unrealized gains and losses on available-for-sale marketable securities and foreign currency translation adjustments for all periods presented. The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Foreign currency translation adjustment	Unrealized gain (loss) on available- for-sale marketable securities	Tax impact of gain (loss) on available- for-sale marketable securities	Total
Balance at January 1, 2009	$6,425	$1,502	$(574)	$7,353
Activity	441	(1,082)	—	(641)

Balance at December 31, 2009	6,866	420	(574)	6,712
Activity	502	(319)	—	183

Balance at December 31, 2010	7,368	101	(574)	6,895
Activity	390	22	—	412

Balance at December 31, 2011	$7,758	$123	$(574)	$7,307

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

        Allowance for Doubtful Accounts.    Sonus establishes billing terms at the time it negotiates purchase agreements with its customers. Sonus monitors its outstanding receivables for timely payments and potential collection issues. An allowance for doubtful accounts is estimated based on Sonus' assessment of the collectability of specific customer accounts.

        Accrual for Royalties.    Sonus accrues for royalties for technology that it licenses from vendors based on established royalty rates and usage. In certain cases, Sonus has been contacted by third parties who claim that Sonus' products infringe on certain intellectual property of the third party. Sonus evaluates these claims and accrues amounts only when it is probable that the obligation has been incurred and the amounts are reasonably estimable.

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

Accounting for Income Taxes

        Deferred tax assets and liabilities are recognized for the expected future consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book and tax bases of assets and liabilities and operating loss carryforwards, using tax rates expected to be in effect for the years in which the differences are expected to reverse. Such differences arise primarily from stock-based compensation, depreciation, accruals and reserves, deferred revenue, tax credits, net operating loss carryforwards and allowances for accounts receivable. Sonus records valuation allowances to reduce deferred income tax assets to the amount that is more likely than not to be realized. Sonus has not provided for U.S.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

income taxes on the undistributed earnings of non-U.S. subsidiaries, as the Company plans to permanently reinvest these amounts. Cumulative undistributed foreign earnings were approximately $20 million at December 31, 2011 and approximately $19 million at December 31, 2010.

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

Recent Accounting Pronouncements

        On September 15, 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment ("ASU 2011-08"), which gives companies testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in Step 1 of the goodwill impairment test. If a company determines, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. ASU 2011-08 will be effective for the Company in the first quarter of fiscal 2012. The Company does not believe ASU 2011-08 will have a material impact on its consolidated financial statements.

        On June 16, 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires companies to report components of comprehensive income in either: (1) a continuous statement of comprehensive income; or (2) two separate consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. On December 23, 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain provisions of ASU 2011-05, including the provision that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The unaffected provisions of ASU 2011-05 will be effective for the Company in its reporting of the first quarter of fiscal 2012. The adoption of ASU 2011-05 will not have any impact on the Company's results of operations or financial position. The Company is currently considering the appropriate disclosure under this ASU.

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

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

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

        The calculations of shares used to compute basic and diluted loss per share are as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Weighted average shares outstanding—basic	278,540	275,470	273,730
Potential dilutive common shares	—	—	—

Weighted average shares outstanding—diluted	278,540	275,470	273,730

        Options to purchase the Company's common stock and unvested shares of restricted stock and performance-based stock awards aggregating 24.9 million shares for the year ended December 31, 2011, 20.8 million shares for the year ended December 31, 2010 and 28.1 million shares for the year ended December 31, 2009 have not been included in the computation of diluted loss per share because their effect would have been antidilutive.

(4) CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS

        Cash equivalents and marketable securities are invested in debt and equity instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

        During the year ended December 31, 2011, the Company did not sell any of its available-for-sale securities and accordingly, no such gains or losses were realized. During the year ended December 31, 2010, the Company sold $8.4 million of available-for-sale securities and realized approximately $7,000 of gains and no losses as a result of these sales on a specific identification basis. During the year ended December 31, 2009, the Company sold $6.0 million of available-for-sale securities and realized approximately $17,000 of gains and no losses as a result of these sales on a specific identification basis.

        Marketable securities and investments with continuous unrealized losses for one year or greater at December 31, 2011 were nominal; however, since the Company does not intend to sell these securities and does not believe it will be required to sell any securities before they recover in value, it does not believe these declines are other-than-temporary.

        On a quarterly basis, the Company reviews its marketable securities and investments to determine if there have been any events that could create a credit impairment. Based on its reviews, the Company does not believe that any impairment existed with its current holdings at December 31, 2011.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(4) CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS (Continued)

        The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt and equity securities and investments at December 31, 2011 and 2010 were comprised of the following (in thousands):

	December 31, 2011
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$63,105	$—	$—	$63,105

Marketable securities
U.S. government agency notes	$106,631	$100	$(4)	$106,727
Foreign government notes	1,770	1	—	1,771
Corporate debt securities	73,218	52	(20)	73,250
Commercial paper	22,787	1	(1)	22,787
Certificates of deposit	19,548	8	(1)	19,555

	$223,954	$162	$(26)	$224,090

Investments
U.S. government agency notes	$44,144	$4	$(18)	$44,130
Corporate debt securities	11,296	9	(8)	11,297

	$55,440	$13	$(26)	$55,427

	December 31, 2010
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$15,285	$—	$—	$15,285

Marketable securities
U.S. government agency notes	$84,950	$79	$(8)	$85,021
Foreign government notes	8,787	4	(2)	8,789
Corporate debt securities	135,935	112	(70)	135,977
Commercial paper	17,988	1	—	17,989
Certificates of deposit	11,051	4	—	11,055

	$258,711	$200	$(80)	$258,831

Investments
U.S. government agency notes	$56,373	$19	$(16)	$56,376
Corporate debt securities	23,183	13	(33)	23,163
Certificates of deposit	7,550	—	(2)	7,548

	$87,106	$32	$(51)	$87,087

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

        The following table shows the fair value of the Company's financial assets at December 31, 2011 and 2010. These financial assets are comprised of the Company's available-for-sale debt and equity securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the consolidated balance sheets (in thousands):

		Fair value measurements at December 31, 2011 using:
	Total carrying value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$63,105	$63,105	$—	$—

Marketable securities
U.S. government agency notes	$106,727	$—	$106,727	$—
Foreign government notes	1,771	—	1,771	—
Corporate debt securities	73,250	—	73,250	—
Commercial paper	22,787	—	22,787	—
Certificates of deposit	19,555	—	19,555	—

	$224,090	$—	$224,090	$—

Investments
U.S. government agency notes	$44,130	$—	$44,130	$—
Corporate debt securities	11,297	—	11,297	—

	$55,427	$—	$55,427	$—

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

        The Company's marketable securities and investments have been valued on the basis of valuations provided by third-party pricing services, as derived from such services' pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security. The Company is ultimately responsible for the consolidated financial statements and underlying estimates. Accordingly, the Company assesses the reasonableness of the valuations provided by the third-party pricing services by reviewing actual trade data, broker/dealer quotes and other similar data, which are obtained from quoted market prices or other sources.

(5) ACCOUNTS RECEIVABLE, NET

        Accounts receivable, net, consist of the following (in thousands):

	December 31,
	2011	2010
Accounts receivable, gross	$53,126	$53,126
Allowance for doubtful accounts	—	(313)

Accounts receivable, net	$53,126	$52,813

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(5) ACCOUNTS RECEIVABLE, NET (Continued)

        The activity in the Company's allowance for doubtful accounts is as follows (in thousands):

Year ended December 31,	Balance at beginning of year	Charges to expense	Write-offs	Balance at end of year
2011	$313	$—	$(313)	$—
2010	$666	$—	$(353)	$313
2009	$1,028	$590	$(952)	$666

(6) INVENTORY

        Inventory consists of the following (in thousands):

	December 31,
	2011	2010
On-hand final assemblies and finished goods inventories	$11,556	$15,026
Deferred cost of goods sold	6,689	25,803

	18,245	40,829
Less current portion	(15,434)	(22,499)

Noncurrent portion (included in Other assets)	$2,811	$18,330

(7) PROPERTY AND EQUIPMENT

        Property and equipment consists of the following (in thousands):

		December 31,
	Useful Life	2011	2010
Equipment	3 years	$71,500	$64,440
Software	2 years	13,708	12,733
Furniture and fixtures	3-5 years	858	1,060
Leasehold improvements	Shorter of the life of the lease or estimated useful life (1-5 years)	10,342	9,777

		96,408	88,010
Less accumulated depreciation and amortization		(74,324)	(66,726)

Property and equipment, net		$22,084	$21,284

        The Company recorded depreciation and amortization expense related to property and equipment of $11.6 million for the year ended December 31, 2011, $11.2 million for the year ended December 31, 2010 and $10.1 million for the year ended December 31, 2009.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(7) PROPERTY AND EQUIPMENT (Continued)

        Property and equipment under capital leases included in the amounts above are as follows (in thousands):

	December 31,
	2011	2010
Cost	$245	$370
Less accumulated depreciation	(82)	(270)

Property and equipment under capital leases, net	$163	$100

        In the years ended December 31, 2011, 2010 and 2009, the Company removed certain depreciable assets that were no longer in service. The gross amounts of such assets totaled $4.5 million in the year ended December 31, 2011, $12.2 million in the year ended December 31, 2010 and $3.3 million in the year ended December 31, 2009. The Company recorded losses on the disposal of these assets of approximately $24,000 in the year ended December 31, 2011, $0.1 million in the year ended December 31, 2010 and $0.2 million in the year ended December 31, 2009.

        The net book values of the Company's property and equipment by geographic area is as follows (in thousands):

	December 31,
	2011	2010
United States	$14,827	$14,444
Asia/Pacific	6,813	5,836
Europe	433	965
Canada	—	2
Other	11	37

	$22,084	$21,284

(8) INTANGIBLE ASSETS AND GOODWILL

        The Company's intangible assets at December 31, 2011 and 2010 consist of the following (in thousands):

December 31, 2011	Useful life	Cost	Accumulated amortization	Net carrying value
Intellectual property	5 years	$2,999	$1,799	$1,200

December 31, 2010	Useful life	Cost	Accumulated amortization	Net carrying value
Intellectual property	5 years	$2,999	$1,399	$1,600
Order backlog	1 year	287	287	—

		$3,286	$1,686	$1,600

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(8) INTANGIBLE ASSETS AND GOODWILL (Continued)

        The Company amortizes its intangible assets over the estimated useful lives of the respective assets. Amortization expense related to intangible assets was $0.4 million in the year ended December 31, 2011, $0.7 million in the year ended December 31, 2010 and $0.2 million in the year ended December 31, 2009.

        Estimated future amortization expense for the Company's intangible assets at December 31, 2011 is as follows (in thousands):

Years ending December 31,
2012	$400
2013	400
2014	400

$1,200

        Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The changes in the carrying amount of goodwill during the years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Balance at December 31:
Goodwill	$8,168	$8,168
Accumulated impairment losses	(3,106)	(3,106)

	$5,062	$5,062

Balance at January 1
Goodwill	$8,168	$8,159
Accumulated impairment losses	(3,106)	(3,106)

	5,062	5,053
Foreign currency translation adjustment	—	9

	$5,062	$5,062

        The Company performed its annual test for impairment of goodwill at November 30, 2011, and concluded that there was no impairment.

(9) ACCRUED EXPENSES

        Accrued expenses consist of the following (in thousands):

	December 31,
	2011	2010
Employee compensation and related costs	$13,782	$22,263
Other	7,838	7,736

	$21,620	$29,999

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(10) RESTRUCTURING ACCRUAL

        On August 24, 2010, the Company announced a restructuring initiative to close its offices in Ottawa, Canada and in Darmstadt, Germany, to relocate its Freehold, New Jersey facility to a smaller, more cost-effective space in the same area, and to reduce its workforce by 12 people, or approximately 1% of employees worldwide. The Company recorded $1.5 million of restructuring expense in fiscal 2010, of which $0.4 million was for the Ottawa, Canada office closing and recorded in the fourth quarter, and $1.1 million was for severance and related expenses and recorded in the third quarter. The payments related to this restructuring initiative were completed in fiscal 2010.

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

        The Company did not record restructuring expense in fiscal 2011.

(11) LONG-TERM LIABILITIES

        Long-term liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Capital lease obligations	$191	$159
Deferred rent	4,683	4,317

	4,874	4,476
Current portion of long-term liabilities	(1,275)	(338)

Long-term liabilities, net of current portion	$3,599	$4,138

        The future minimum annual payments under capital leases at December 31, 2011 are as follows (in thousands):

Years ending December 31,
2012	$112
2013	86
2014	4

Total minimum lease payments	202
Less amount representing interest	(11)

Present value of minimum lease payments	191
Less current portion	(103)

Long-term liabilities portion	$88

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(12) STOCKHOLDER RIGHTS PLAN

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

        At December 31, 2011, there were 11.5 million shares available for future issuance under the Amended 2007 Plan, of which 0.6 million shares, or 0.9 million shares using the fungible share pool formula, are committed for potential future issuance to certain of the Company's executives in the form

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(14) STOCK-BASED COMPENSATION PLANS (Continued)

of performance-based share awards. Under the fungible share pool formula, the number of total shares available for future awards under the Amended 2007 Plan would be reduced by the fungible share pool multiple of 1.5 for each share of common stock included in an award other than a stock option or SAR award. Accordingly, the total number of shares awarded in the future under the Amended 2007 Plan could be less than the number of shares currently available for issuance.

Stock Option Exchange Offer

        The Company commenced a voluntary stock option exchange program (the "Exchange Offer") beginning on September 8, 2009 and expiring on October 5, 2009. Shares of restricted stock issued under the Exchange Offer were completely unvested at the time they were granted and vest over a period of three years following the exchange date, with 33 1/3% of the shares vesting annually. The Company is recognizing the unamortized stock-based compensation expense related to the tendered stock options, aggregating $3.5 million, over the three-year vesting period of the restricted common stock issued under the Exchange Offer. This three-year vesting period ends in October 2012.

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

        The activity related to the Company's outstanding stock options during the year ended December 31, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	18,177,188	$4.40
Granted	7,566,330	$2.54
Exercised	(452,617)	$1.81
Forfeited	(1,098,203)	$2.80
Expired	(1,564,813)	$5.67

Outstanding at December 31, 2011	22,627,885	$3.82	6.64	$899

Vested or expected to vest at December 31, 2011	21,040,894	$3.91	6.43	$786
Exercisable at December 31, 2011	12,248,580	$4.78	4.37	$266

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(14) STOCK-BASED COMPENSATION PLANS (Continued)

        The grant date fair values of options to purchase common stock granted in the years ended December 31, 2011, 2010 and 2009, excluding the option granted to Mr. Dolan in fiscal 2010, were estimated using the Black-Scholes valuation model with the following assumptions:

	Year ended December 31,
	2011	2010	2009
Risk-free interest rate	0.95%–2.12%	1.46%–2.65%	1.76%–2.47%
Expected dividends	—	—	—
Weighted average volatility	67.6%	64.5%	64.3%
Expected life (years)	4.5	4.5	4.5

        The grant date fair value of the option to purchase the Company's common stock granted to Mr. Dolan on October 15, 2010 was estimated using the Black-Scholes valuation model with the following assumptions:

Risk-free interest rate	1.54%
Expected dividends	—
Weighted average volatility	62.3%
Expected life (years)	6.0

        The risk-free interest rate used is the average U.S. Treasury Constant Maturities Rate for the expected life of the award. The expected dividend yield of zero is based on the fact that the Company has never paid dividends and has no present intention to pay cash dividends. The expected life for stock options is based on a combination of the Company's historical option patterns and expectations of future employee actions.

        The weighted average grant-date fair values of options granted during the year were $1.37 for the year ended December 31, 2011, $1.65 for the year ended December 31, 2010 and $0.97 for the year ended December 31, 2009. The total intrinsic values of options exercised during the year were $0.9 million for the year ended December 31, 2011, $1.0 million for the year ended December 31, 2010 and $0.1 million for the year ended December 31, 2009.

        The Company received cash from option exercises of $0.8 million in the year ended December 31, 2011, $1.0 million in the year ended December 31, 2010 and $0.1 million in the year ended December 31, 2009.

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

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(14) STOCK-BASED COMPENSATION PLANS (Continued)

        The activity related to the Company's unvested restricted stock awards for the year ended December 31, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2011	1,541,231	$2.93
Granted	195,000	$2.87
Vested	(944,393)	$3.40
Forfeited	(189,435)	$2.30

Unvested balance at December 31, 2011	602,403	$2.38

        The total fair value of restricted stock award shares vested was $3.2 million in the year ended December 31, 2011, $7.8 million in the year ended December 31, 2010 and $4.9 million in the year ended December 31, 2009.

Performance-Based Stock Awards

        Similar to recipients of restricted stock awards, recipients of performance-based stock awards have voting rights and rights to dividends, if declared. The Company begins to record stock-based compensation expense for performance-based stock awards at the time that it becomes probable that the respective performance conditions will be achieved. The Company will continue to recognize the grant date fair value of performance-based stock awards through the vest date of the respective awards so long as it remains probable that the related performance conditions will be satisfied. The Company did not record any stock-based compensation expense related to performance-based stock awards in the year ended December 31, 2011, since none of the related performance conditions were satisfied. The Company recorded $0.8 million in the year ended December 31, 2010 and $0.1 million in the year ended December 31, 2009 related to performance-based stock awards.

        The activity related to the Company's performance-based stock awards for the year ended December 31, 2011 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2011	85,833	$2.47
Granted	1,725,056	$3.20
Vested	—	—
Forfeited	(95,833)	$2.52

Unvested balance at December 31, 2011	1,715,056	$3.08

        The Company grants to certain executives performance-based stock awards, which are subject to both performance and service conditions. The Company reports these performance-based stock awards as granted once the performance conditions have been established, which is generally determined by the Compensation Committee of the Company's Board of Directors. There are 0.6 million shares of the

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(14) STOCK-BASED COMPENSATION PLANS (Continued)

Company's common stock that are not included in the table above, as the Company has not yet established the performance conditions for these awards. The Company will begin to record stock-based compensation expense at the time that the performance conditions are established and when it becomes probable that the respective performance conditions will be achieved, if at all.

ESPP

        The Amended and Restated 2000 Employee Stock Purchase Plan (the "ESPP") is designed to provide eligible employees of the Company and its participating subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions.

        The ESPP provides for six-month consecutive offering periods, with the purchase price of the stock equal to 85% of the market price on the last day of the offering period. Under the ESPP, because employees are entitled to purchase a variable number of shares for a fixed monetary amount, future awards are classified as share-based liabilities and recorded at fair value. However, the maximum number of shares of common stock an employee may purchase during each offering period is 2,500, subject to certain adjustments pursuant to the ESPP. The Company reclassifies these liabilities to Additional paid-in capital at the time of the share purchase, which is the date of the award.

        On January 1 of each year, the aggregate number of shares of common stock available for purchase under the ESPP increases by the lesser of (i) 2% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors of the Company. At December 31, 2011, 25.0 million shares were authorized and 13.2 million shares were available under the ESPP for future issuance.

Stock-Based Compensation

        The consolidated statements of operations include stock-based compensation for the years ended December 31, 2011, 2010 and 2009 as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Product cost of revenue	$398	$369	$361
Service cost of revenue	1,203	1,620	1,784
Research and development	2,045	2,514	3,349
Sales and marketing	1,817	2,661	4,231
General and administrative	2,402	8,121	3,085

	$7,865	$15,285	$12,810

        Stock-based compensation expense for the year ended December 31, 2011 includes $0.3 million related to the acceleration of vesting of stock options and restricted stock in connection with the separation of the former Senior Vice President and Chief Financial Officer from the Company. Stock-based compensation expense for the year ended December 31, 2010 includes $5.1 million in the aggregate related to the acceleration of vesting of stock options and restricted stock in connection with the departures of the former President and Chief Executive Officer and the former Executive Vice President and Chief Operating Officer.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(14) STOCK-BASED COMPENSATION PLANS (Continued)

        The Company included stock-based compensation in inventory of $0.1 million at both December 31, 2011 and 2010.

        There is no income tax benefit for employee stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009 due to the valuation allowance recorded.

        At December 31, 2011, there was $13.1 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards. This expense is expected to be recognized over a weighted average period of three years.

Common Stock Reserved

        Common stock reserved for future issuance at December 31, 2011 consists of the following:

Amended 2007 Plan	11,497,206
ESPP	13,189,700

24,686,906

        The Company's policy is to issue authorized but unissued shares upon the exercise of stock options, granting of restricted common stock and performance-based stock awards, and purchase of shares of common stock under the ESPP.

(15) EMPLOYEE DEFINED CONTRIBUTION PLAN

        The Company provides a matching contribution of 50% of employee contributions to its 401(k) savings plan, up to a maximum match of $3,500 per employee per year. The Company recorded expense related to its 401(k) savings plan of $1.4 million in the year ended December 31, 2011, $1.1 million in the year ended December 31, 2010 and $1.2 million in the year ended December 31, 2009.

(16) INCOME TAXES

        The components of income (loss) from continuing operations before income taxes consist of the following (in thousands):

	Year ended December 31,
	2011	2010	2009
Income (loss) before income taxes:
United States	$(13,144)	$(11,031)	$(8,135)
Foreign	1,906	1,033	744

	$(11,238)	$(9,998)	$(7,391)

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(16) INCOME TAXES (Continued)

        The provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

	Year ended December 31,
	2011	2010	2009
Provision (benefit) for income taxes:
Current:
Federal	$14	$(80)	$(1,388)
State	183	152	(15)
Foreign	1,212	1,027	(1,505)

Total current	1,409	1,099	(2,908)

Deferred:
Federal	(140)	13,363	5,156
State	696	1,340	(706)
Foreign	56	(406)	449
Change in valuation allowance	(556)	(14,703)	(4,450)

Total deferred	56	(406)	449

Total	$1,465	$693	$(2,459)

        A reconciliation of the Company's effective tax rate for continuing operations to the statutory federal rate is as follows:

	Year ended December 31,
	2011	2010	2009
U.S. Statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	6.0	(8.8)	(9.8)
Foreign income taxes	5.3	(2.5)	(17.8)
Foreign dividends	9.3	—	—
Stock-based compensation	14.9	4.9	14.8
Tax credits	3.2	(6.2)	(22.6)
Uncertain tax positions	0.1	(0.8)	0.2
Deferred cost of goods sold elimination	5.0	—	—
Valuation allowance	2.0	53.0	33.2
Other, net	2.2	2.3	3.7

Effective income tax rate	13.0%	6.9%	(33.3)%

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(16) INCOME TAXES (Continued)

        The following is a summary of the significant components of deferred income tax assets and liabilities (in thousands):

	December 31,
	2011	2010
Assets:
Net operating loss carryforwards	$47,983	$46,822
Capital loss carryforward	5,495	5,423
Research and development tax credits	18,790	19,046
Other tax credits	1,113	1,013
Intangible assets	626	769
Deferred revenue	7,803	7,991
Accrued expenses	5,287	6,940
Inventory	4,846	4,968
Stock-based compensation	7,047	7,378
Other temporary differences	5,765	5,017

	104,755	105,367
Valuation allowance	(102,558)	(103,114)

Total deferred tax assets	2,197	2,253

Liabilities:
Purchased intangible assets	—	—
Unrealized gain on available-for-sale securities	(574)	(574)

Total deferred tax liabilities	(574)	(574)

Total net deferred tax assets	$1,623	$1,679

Deferred tax asset—current	$486	$408
Deferred tax asset—noncurrent	1,137	1,271

Total net deferred tax assets	$1,623	$1,679

        At December 31, 2011, the Company had cumulative net operating losses ("NOL") of $160.7 million for federal income tax purposes and $51.1 million for state income tax purposes. The federal NOL carryforwards expire at various dates from 2020 through 2031. The state NOL expires at various dates from 2013 through 2031. Of the federal NOL, $117.0 million is attributable to stock option deductions. The Company's federal NOL carryforward for tax return purposes is $27.1 million greater than its recognized federal NOL for financial reporting purposes, as excess tax benefits (stock compensation deductions in excess of book compensation costs) are not recognized until realized. The tax benefit of this loss would be recognized for financial statement purposes in the period in which the tax benefit reduces income taxes payable, which will not be recognized until the Company recognizes a reduction in taxes payable from all other NOL carryforwards. In addition, the Company has $7.0 million of deferred tax assets as of December 31, 2011 related to compensation expenses recognized for financial reporting purposes that are not deductible for tax purposes until options are exercised or shares vest. As employees will not exercise the underlying options unless the current market price exceeds the option exercise price and the Company's tax deduction for restricted shares is determined as the shares vest, the ultimate realization of the benefit related to stock options is directly

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(16) INCOME TAXES (Continued)

associated with the price of the Company's common stock. At December 31, 2011, the Company's stock price of $2.40 was well below the weighted average exercise price of the Company's stock options of $3.82.

        The Company also has available federal and state research and development credit carryforwards of $24.3 million that expire at various dates from 2015 through 2031.

        The Company has available $14.2 million of capital loss carryover resulting from the sale of its Zynetix subsidiary on November 26, 2008. The capital loss is only available to offset capital gains. Because it is not more likely than not that the Company will realize a benefit prior to the expiration of the capital loss carryforward in 2013, a full valuation allowance has been established against the $5.5 million tax benefit associated with this capital loss.

        During fiscal 2011 and fiscal 2010, the Company performed an analysis to determine if, based on all available evidence, it considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. As a result of the Company's evaluation, the Company concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to its cumulative losses and other factors. Accordingly, the Company has maintained a valuation allowance against its domestic deferred tax assets amounting to $102.6 million at December 31, 2011 and $103.1 million at December 31, 2010.

        The Company operated under a tax holiday in India, which expired in March 2011.

        A reconciliation of the Company's unrecognized tax benefits is as follows (in thousands):

	2011	2010	2009
Unrecognized tax benefits at January 1	$9,990	$10,070	$7,526
Increases related to current year tax positions	14	23	2,562
Settlements	—	(103)	(18)

Unrecognized tax benefits at December 31	$10,004	$9,990	$10,070

        As of the date of adoption of the guidance related to uncertain tax positions, the Company elected to include any applicable interest and penalties related to uncertain tax positions in its income tax provision in its consolidated statement of operations. The Company recorded liabilities for potential penalties and interest of $14,000 for the year ended December 31, 2011, $23,000 for the year ended December 31, 2010 and $18,000 for the year ended December 31, 2009. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months. Due to the Company's valuation allowance at December 31, 2011, none of the Company's unrecognized tax benefits, if recognized, would affect the effective tax rate.

        The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Generally, the tax years 2007 through 2011 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company's federal NOLs generated prior to 2003 could be adjusted on examination even though the year in which the loss was generated is otherwise closed by the statute of limitations. The Company's primary state jurisdiction, Massachusetts, has open periods from 2008 through 2011.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(17) MAJOR CUSTOMERS

        The following customers each contributed 10% or more of the Company's revenue in at least one of the years ended December 31, 2011, 2010 and 2009:

	Year ended December 31,
	2011	2010	2009
Bahamas Telecommunications Company Ltd. ("Bahamas Telecom")	14%	—	—
AT&T	12%	21%	*

*
Represents less than 10% of revenue

        At December 31, 2011, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 21% of the Company's accounts receivable balance. At December 31, 2010, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 14% of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(18) GEOGRAPHIC AND OPERATING SEGMENT INFORMATION

        The Company's classification of revenue by geographic area is determined by the location of the Company's customers. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Year ended December 31,
	2011	2010	2009
United States	60%	68%	70%
Europe, Middle East and Africa	12	15	18
Japan	11	12	9
Other Asia Pacific	2	2	1
Other	15	3	2

	100%	100%	100%

        Bahamas Telecom accounted for approximately 14% of the Company's revenue in the year ended December 31, 2011. Bahamas Telecom is located in the Caribbean and is included as a component of "Other" in the table above.

        International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next, and accordingly, current data may not be indicative of future periods.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(18) GEOGRAPHIC AND OPERATING SEGMENT INFORMATION (Continued)

        The Company's product revenue is comprised of the following (in thousands):

	Year ended December 31,
	2011	2010	2009
Trunking and access products	$116,506	$122,244	$112,412
SBC products	37,867	24,339	23,864

	$154,373	$146,583	$136,276

        The Company's service revenue is comprised of the following (in thousands):

	Year ended December 31,
	2011	2010	2009
Maintenance	$76,418	$78,379	$69,132
Professional services	28,905	24,345	22,088

	$105,323	$102,724	$91,220

(19) RELATED PARTIES

        Dr. Nottenburg, who served as the Company's President and Chief Executive Officer from June 13, 2008 through October 12, 2010, is a member of the Board of Directors of Comverse Technology ("Comverse"), a worldwide provider of software and systems. Comverse has several majority-owned subsidiaries, including Ulticom, Inc. (which Comverse sold in the fourth quarter of fiscal 2010) and Verint Systems. All three companies are vendors of the Company. The Company had well-established and ongoing business relationships with these vendors prior to Dr. Nottenburg's service as the Company's President and Chief Executive Officer. Costs incurred for purchases from these companies, in the aggregate, were $3.9 million for the period from January 1, 2010 through October 12, 2010 and $6.5 million for the year ended December 31, 2009.

(20) COMMITMENTS AND CONTINGENCIES

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

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(20) COMMITMENTS AND CONTINGENCIES (Continued)

        Escalation clauses, free rent and other lease concessions are recognized on a straight-line basis over the minimum lease term. Rent expense was $5.3 million for the year ended December 31, 2011, $5.5 million for the year ended December 31, 2010 and $5.6 million for the year ended December 31, 2009.

        Future minimum payments under operating lease arrangements as of December 31, 2011 are as follows (in thousands):

Years ending December 31,
2012	$4,532
2013	3,218
2014	2,600
2015	2,380
2016	1,407
Thereafter	2,147

$16,284

2001 IPO Litigation

        In November 2001, a purchaser of the Company's common stock filed a complaint in the United States District Court for the Southern District of New York (the "District Court") against the Company, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with the Company's initial public offering ("IPO") and seeking unspecified monetary damages. The purchaser sought to represent a class of persons who purchased the Company's common stock between the date of the IPO on May 24, 2000 and December 6, 2000. The amended complaint, filed in April 2002, alleged that the Company's registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between the underwriters and certain purchasers to make additional purchases in the after-market. The claims against the Company were asserted under Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs had filed substantially similar class action cases against approximately 300 other publicly-traded companies and their IPO underwriters which, along with the actions against the Company, were transferred to a single federal judge for purposes of coordinated case management.

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

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(20) COMMITMENTS AND CONTINGENCIES (Continued)

        On October 5, 2009, the District Court issued an opinion granting plaintiffs' motion for final approval of a revised proposed settlement, plan of distribution of the settlement fund and certification of the settlement classes. An Order and Final Judgment was entered on January 14, 2010. On January 13, 2012, the Second Circuit issued a mandate dismissing an appeal, thereby upholding the January 14, 2010 Order and Final Judgment and ending this case. The outcome of this litigation did not have a material impact on the Company's consolidated financial statements.

        On October 5, 2007, Vanessa Simmonds, a purported shareholder of the Company, filed a complaint in the United States District Court for the Western District of Washington (the "Western District Court") for recovery of short-swing profits under Section 16(b) of the Exchange Act against the underwriters in the IPO in 2000. On February 28, 2008, the plaintiff filed an amended complaint asserting substantially similar claims as set forth in the initial complaint. The amended complaint sought recovery against the underwriters for profits they received from the sale of the Company's common stock in connection with the IPO. The Company was named as a nominal defendant but has no liability for the asserted claims. No Sonus officers or directors were named in the amended complaint. Several other issuers and underwriters were subsequently named as defendants. On March 12, 2009, the Western District Court entered its judgment in the case and granted the moving issuers' motion to dismiss, finding plaintiff's demand letters were insufficient to put the issuers on notice of the claims asserted against them.

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

        On April 15, 2011, underwriter defendants filed a Petition for Writ of Certiorari with the United States Supreme Court seeking reversal of the Ninth Circuit's December 2, 2010 decision relating to the statute of limitations issue. On June 27, 2011, the United States Supreme Court denied the plaintiff's petition regarding the demand issue and granted the underwriters' petition relating to the statute of limitations issue. Oral argument on the underwriters' petition was heard on November 29, 2011. The United States Supreme Court has not yet issued a decision and the Ninth Circuit mandate for all cases continues to be stayed pending final disposition of the underwriters' petition. The Company currently believes that the outcome of this litigation will not have a material impact on the Company's consolidated financial statements.

Other

        In addition, we are often a party to disputes and legal proceedings that we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material effect on our business or consolidated financial statements.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements (Continued)

(21) QUARTERLY RESULTS (UNAUDITED)

        The following tables present the Company's quarterly operating results for the years ended December 31, 2011 and 2010. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with the Company's audited consolidated financial statements and related notes.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Fiscal 2011
Revenue	$67,299	$51,772	$66,353	$74,272
Cost of revenue	40,674	21,836	24,137	26,928

Gross profit	$26,625	$29,936	$42,216	$47,344

Income (loss) from operations	$(11,476)	$(6,746)	$1,201	$4,496
Net income (loss)	$(12,408)	$(5,934)	$1,909	$3,730
Earnings (loss) per share(1):
Basic	$(0.04)	$(0.02)	$0.01	$0.01
Diluted	$(0.04)	$(0.02)	$0.01	$0.01
Shares used in computing earnings (loss) per share:
Basic	277,712	278,400	278,721	279,293
Diluted	277,712	278,400	279,324	279,565

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Fiscal 2010
Revenue(2)	$62,408	$61,181	$42,739	$82,979
Cost of revenue	24,230	22,668	18,961	30,296

Gross profit	$38,178	$38,513	$23,778	$52,683

Income (loss) from operations	$(500)	$44	$(22,555)	$11,452
Net income (loss)	$(134)	$311	$(22,278)	$11,410
Earnings (loss) per share(1):
Basic	$—	$—	$(0.08)	$0.04
Diluted	$—	$—	$(0.08)	$0.04
Shares used in computing earnings (loss) per share:
Basic	274,701	275,051	275,412	276,659
Diluted	274,701	276,314	275,412	278,096

(1)
Earnings (loss) per share is calculated independently for each of the quarters presented; accordingly, the sum of the quarterly earnings (loss) per share amounts may not equal the total calculated for the year.

(2)
As noted under the heading "AT&T Revenue Recognition" in Note 2 to the consolidated financial statements, $3.8 million of service revenue recognized in fiscal 2010 should have been recognized in fiscal 2009.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management's Annual Report on Internal Control over Financial Reporting

        Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sonus Networks, Inc.
Westford, Massachusetts

        We have audited the internal control over financial reporting of Sonus Networks, Inc. and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 24, 2012 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's change in its method of recognizing revenue for multiple-element arrangements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 24, 2012

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 is included under the caption "Executive Officers of the Registrant," "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics" and "Board Meetings and Committees" in our definitive Proxy Statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year ended December 31, 2011 and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this Item 11 is included under the captions "Director Compensation," "Summary of Executive Compensation," "Plan-Based Awards," "Option Holdings," "Severance and Change-in-Control Arrangements," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2011 and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 is included under the captions "Beneficial Ownership of Securities" and "Equity Compensation Plan Information" in our definitive Proxy Statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2011 and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item 13 is included, as applicable, under the captions "Severance and Change-in-Control Agreements," "Indemnification Agreements," "Director Independence" and "Transactions with Related Persons" in our definitive Proxy Statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2011 and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        The information required by this Item 14 is included under the captions "Fees for Independent Registered Public Accounting Firm during the years ended December 31, 2011 and 2010" and "Policy on Audit Committee Pre-approval of Audit and Non-audit Services" in our definitive Proxy Statement with respect to our 2012 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2011 and is incorporated herein by reference.

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

SONUS NETWORKS, INC.
February 24, 2012	By:	/s/ RAYMOND P. DOLAN Raymond P. Dolan President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ RAYMOND P. DOLAN Raymond P. Dolan	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2012
/s/ MAURICE CASTONGUAY Maurice Castonguay	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2012
/s/ ELMER LAI Elmer Lai	Vice President, Finance, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2012
/s/ HOWARD E. JANZEN Howard E. Janzen	Chairman	February 24, 2012
/s/ JAMES K. BREWINGTON James K. Brewington	Director	February 24, 2012
/s/ JOHN P. CUNNINGHAM John P. Cunningham	Director	February 24, 2012
/s/ BEATRIZ INFANTE Beatriz Infante	Director	February 24, 2012
/s/ JOHN A. SCHOFIELD John A. Schofield	Director	February 24, 2012
/s/ SCOTT E. SCHUBERT Scott E. Schubert	Director	February 24, 2012
/s/ H. BRIAN THOMPSON H. Brian Thompson	Director	February 24, 2012

EXHIBIT INDEX

Exhibit No.		Description
3.1		Fourth Amended and Restated Certificate of Incorporation of Sonus Networks, Inc., as amended (incorporated by reference to Exhibit 3.3 to the registrant's Current Report on Form 8-K, filed June 22, 2009 with the SEC).
3.2		Certificate of Designation specifying the terms of the Series A Junior Participating Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K, filed June 27, 2008 with the SEC).
3.3		Amended and Restated By Laws of Sonus Networks, Inc. (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K, filed June 22, 2009 with the SEC).
4.1		Form of Stock Certificate representing shares of Sonus Networks, Inc. Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 2 of the registrant's Registration Statement on Form S-1, filed May 19, 2000 with the SEC).
4.2		Rights Agreement, dated June 26, 2008, between Sonus Networks, Inc. and American Stock Transfer & Trust Company, LLC, which includes as Exhibit A thereto a form of Certificate of Designation for the Series A Junior Participating Preferred Stock, as Exhibit B thereto the Form of Rights Certificate and as Exhibit C thereto a Summary of Rights to Purchase Shares of Preferred Stock (incorporated by reference to Exhibit 4.1 to the registrant's Current Report on Form 8-K, filed June 27, 2008 with the SEC).
4.3		Amendment No. 1, dated as of June 10, 2011 to Rights Agreement, dated as of June 26, 2008, between Sonus Networks, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.2 to the registrant's Current Report on Form 8-K, filed June 13, 2011 with the SEC).
10.1		Registration Rights Agreement, dated as of November 2, 2000, by and among Sonus Networks, Inc. and the Stockholder parties thereto (incorporated by reference to Exhibit 10.1 to the registrant's Registration Statement on Form S-4, filed December 22, 2000 with the SEC).
10.2	+	Amended and Restated 1997 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Registration Statement on Form S-1, filed March 10, 2000 with the SEC).
10.3	+	Form of Notice of Grant of Stock Options and Stock Option Agreement under the 1997 Stock Incentive Plan—Additional Terms and Conditions (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q, filed August 20, 2004 with the SEC).
10.4	+	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q, filed August 20, 2004 with the SEC).
10.5	+	Form of Resale Restriction Agreement (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed December 28, 2005 with the SEC).
10.6	+	Form of Consent to Stock Option Amendment (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed December 29, 2006 with the SEC).
10.7	+	Amended and Restated 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.18 to the registrant's Annual Report on Form 10-K, filed March 6, 2008 with the SEC).
10.8	+	Employment Agreement between Sonus Networks, Inc. and Richard N. Nottenburg accepted on May 16, 2008 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed May 20, 2008 with the SEC).

Exhibit No.		Description
10.9	+	Executive Severance and Arbitration Agreement between Sonus Networks, Inc. and Matthew Dillon accepted on October 7, 2008 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed October 8, 2008 with the SEC).
10.10	+	Employment Letter between Sonus Networks, Inc. and Gurudutt Pai accepted on December 11, 2008 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed on December 15, 2008 with the SEC).
10.11		Letter Agreement dated January 9, 2009 by and among Sonus Networks, Inc. and Legatum Capital Limited and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed January 12, 2009 with the SEC).
10.12	+	2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the registrant's Annual Report on Form 10-K, filed March 10, 2011 with the SEC).
10.13	+	Senior Management Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed February 24, 2010 with the SEC).
10.14	+	Amendment to Employment Letter between Sonus Networks, Inc. and Gurudutt Pai accepted on February 18, 2010 (incorporated by reference to Exhibit 10.1 to the registrant's Annual Report on Form 10-K, filed February 25, 2010 with the SEC).
10.15	+	Executive Severance and Arbitration Agreement between Sonus Networks, Inc. and Wayne Pastore accepted on October 2, 2008 (incorporated by reference to Exhibit 10.21 to the registrant's Annual Report on Form 10-K, filed February 25, 2010 with the SEC).
10.16	+	Amendment to Employment Letter between Sonus Networks, Inc. and Wayne Pastore accepted on February 19, 2010 (incorporated by reference to Exhibit 10.1 to the registrant's Annual Report on Form 10-K, filed February 25, 2010 with the SEC).
10.17	+	Amendment to Employment Letter between Sonus Networks, Inc. and Wayne Pastore accepted on April 29, 2010 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed May 3, 2010 with the SEC).
10.18	+	Retention Letter between Sonus Networks, Inc. and Richard N. Nottenburg accepted on May 18, 2010 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed May 20, 2010 with the SEC).
10.19	+	Employment Agreement between Sonus Networks, Inc. and Kumar Vishwanathan accepted on July 6, 2009 (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q, filed August 3, 2010 with the SEC).
10.20	+	Amendment to Employment Agreement between Sonus Networks, Inc. and Kumar Vishwanathan accepted on July 29, 2010 (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q, filed August 3, 2010 with the SEC).
10.21	+	Employment Agreement between Sonus Networks, Inc. and Raymond P. Dolan accepted on October 8, 2010 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed October 12, 2010 with the SEC).
10.22		Lease, dated August 11, 2010, between Michelson Farm-Westford Technology Park IV Limited Partnership and Sonus Networks, Inc. with respect to the property located at 4 Technology Park Drive, Westford, Massachusetts (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q, filed November 2, 2010 with the SEC).
10.23		First Amendment to Lease, dated October 27, 2010, between Michelson Farm-Westford Technology Park IV Limited Partnership and Sonus Networks, Inc. with respect to the property located at 4 Technology Park Drive, Westford, Massachusetts (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q, filed November 2, 2010 with the SEC).
10.24	+	Separation Letter between Sonus Networks, Inc. and Gurudutt Pai accepted on December 29, 2010 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed December 30, 2010 with the SEC).

Exhibit No.		Description
10.25	+	Employment Agreement between Sonus Networks, Inc. and Wayne Pastore accepted on December 28, 2007 (incorporated by reference to Exhibit 10.29 to the registrant's Annual Report on Form 10-K filed March 10, 2011 with the SEC).
10.26	+	Employment Agreement between the Registrant and Rajiv Laroia accepted on February 11, 2011 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed February 16, 2011 with the SEC).
10.27	+	Amendment to Employment Agreement between Sonus Networks, Inc. and Raymond P. Dolan, accepted on February 14, 2011 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed February 16, 2011 with the SEC).
10.28	+	Employment Agreement between Sonus Networks, Inc. and Maurice Castonguay, accepted on August 24, 2011 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed August 25, 2011 with the SEC.
10.29	+	Amendment to Employment Agreement between Sonus Networks, Inc. and Maurice Castonguay, dated October 25, 2011 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K/A, filed October 25, 2011 with the SEC).
10.30	*+	Form of Nonstatutory Stock Option Award Agreement Granted under the 2007 Stock Incentive Plan, as amended.
10.31	*+	Form of Restricted Stock Award Agreement Granted under the 2007 Stock Incentive Plan, as amended.
10.32	+	Executive Severance and Arbitration Agreement between Sonus Networks, Inc. and Matthew Dillon accepted on October 7, 2008 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed October 8, 2008 with the SEC).
10.33	*+	Executive Severance and Arbitration Agreement between Sonus Networks, Inc. and Kathleen Harris accepted on October 6, 2008.
14.1		Code of Conduct (incorporated by reference to Exhibit 14.1 to the registrant's Current Report on Form 8-K, filed June 7, 2011 with the SEC).
21.1	*	Subsidiaries of the Registrant.
23.1	*	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP
31.1	*	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Label Linkbase
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

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