Form 10-Q
period 2012-03-30
SONUS NETWORKS INC
filed 2012-04-30
CIK 1105472

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2012
OR
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

        As of April 18, 2012, there were 279,897,911 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED MARCH 30, 2012

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

SONUS NETWORKS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	March 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$112,659	$105,451
Marketable securities	207,807	224,090
Accounts receivable, net of allowance for doubtful accounts of $0 at both March 30, 2012 and December 31, 2011	32,629	53,126
Inventory	17,683	15,434
Deferred income taxes	456	486
Other current assets	18,239	12,246

Total current assets	389,473	410,833
Property and equipment, net	21,555	22,084
Intangible assets, net	1,100	1,200
Goodwill	5,062	5,062
Investments	58,584	55,427
Deferred income taxes	1,159	1,137
Other assets	13,898	8,972

	$490,831	$504,715

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$7,861	$12,754
Accrued expenses	17,595	21,620
Current portion of deferred revenue	37,941	38,565
Current portion of long-term liabilities	1,252	1,275

Total current liabilities	64,649	74,214
Deferred revenue	11,281	11,601
Long-term liabilities	3,432	3,599

Total liabilities	79,362	89,414

Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized; 279,893,911 shares issued and outstanding at March 30, 2012 and 279,318,396 shares issued and outstanding at December 31, 2011	280	279
Additional paid-in capital	1,313,070	1,309,919
Accumulated deficit	(908,642)	(902,204)
Accumulated other comprehensive income	6,761	7,307

Total stockholders' equity	411,469	415,301

	$490,831	$504,715

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended
	March 30, 2012	March 31, 2011
Revenue:
Product	$41,411	$35,953
Service	22,928	31,346

Total revenue	64,339	67,299

Cost of revenue:
Product	9,193	23,161
Service	13,392	17,513

Total cost of revenue	22,585	40,674

Gross profit	41,754	26,625

Operating expenses:
Research and development	18,387	15,608
Sales and marketing	20,585	14,297
General and administrative	8,979	8,196

Total operating expenses	47,951	38,101

Loss from operations	(6,197)	(11,476)
Interest income, net	215	435

Loss before income taxes	(5,982)	(11,041)
Income tax provision	(456)	(1,367)

Net loss	$(6,438)	$(12,408)

Loss per share:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)
Shares used to compute loss per share:
Basic	279,487	277,712
Diluted	279,487	277,712

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three months ended
	March 30, 2012	March 31, 2011
Net loss	$(6,438)	$(12,408)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(501)	(110)
Unrealized (loss) gain on available-for-sale marketable securities	(45)	92

	(546)	(18)

Comprehensive loss	$(6,984)	$(12,426)

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended
	March 30, 2012	March 31, 2011
Cash flows from operating activities:
Net loss	$(6,438)	$(12,408)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization of property and equipment	2,900	2,850
Amortization of intangible assets	100	100
Stock-based compensation	2,117	2,026
(Gain) loss on disposal of property and equipment	—	(12)
Changes in operating assets and liabilities:
Accounts receivable	20,457	24,390
Inventory	(2,867)	10,425
Other operating assets	(9,541)	2,981
Accounts payable	(5,204)	900
Accrued expenses and other long-term liabilities	(4,137)	(11,281)
Deferred revenue	(906)	(22,624)

Net cash used in operating activities	(3,519)	(2,653)

Cash flows from investing activities:
Purchases of property and equipment	(2,120)	(3,165)
Purchases of marketable securities	(70,990)	(42,773)
Sale/maturities of marketable securities	82,851	72,487

Net cash provided by investing activities	9,741	26,549

Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	993	754
Proceeds from exercise of stock options	39	665
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(91)	(877)
Principal payments of capital lease obligations	(33)	(26)

Net cash provided by financing activities	908	516

Effect of exchange rate changes on cash and cash equivalents	78	239

Net increase in cash and cash equivalents	7,208	24,651
Cash and cash equivalents, beginning of year	105,451	62,501

Cash and cash equivalents, end of period	$112,659	$87,152

Supplemental disclosure of cash flow information:
Interest paid	$9	$3
Income taxes paid	$636	$197
Income tax refunds received	$4	$547
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$777	$956
Property and equipment acquired under operating lease	$40	$—

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) BASIS OF PRESENTATION

Business

        Sonus Networks, Inc. ("Sonus" or the "Company") was incorporated in 1997 and is a leading provider of voice and multimedia infrastructure solutions, including session border control, Voice over Internet Protocol ("VoIP") access and VoIP trunking solutions for service providers and enterprises. The Company's infrastructure solutions allow efficient and reliable delivery of voice and multimedia sessions over Internet Protocol ("IP") networks while allowing customers to manage the flows of such sessions in their networks using business policies.

        The Company's target customers comprise both service providers and enterprises. Customers and prospective customers in the service provider space are traditional and emerging communications providers, including long distance carriers, local exchange carriers, Internet service providers, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers. Enterprise customers and target enterprise customers include financial institutions, retailers, state and local governments, and other multinational corporations. The Company collaborates with its customers to identify and develop new, advanced services and applications that can help to reduce costs, improve productivity and generate new revenue.

Basis of Presentation

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America ("GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").

        Effective in fiscal 2012, the Company began to report its first, second and third quarters on a 4-4-5 basis, with the quarter ending on the Friday closest to the last day of each third month. In fiscal 2012, the Company's first quarter ended on March 30, 2012, the second quarter will end on June 29, 2012 and the third quarter will end on September 28, 2012. The Company's year-end will continue to be December 31.

        Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2011 ("Annual Report") filed on February 24, 2012 with the SEC.

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

(Unaudited)

(1) BASIS OF PRESENTATION (Continued)

revenues and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these financial statements include revenue recognition for multiple element arrangements, inventory valuations, assumptions used to determine the fair value of stock-based compensation, legal contingencies and recoverability of Sonus' net deferred tax assets and the related valuation allowances. Sonus regularly assesses these estimates and records changes in estimates in the period in which they become known. Sonus bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

        On June 16, 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires companies to report components of comprehensive income in either: (1) a continuous statement of comprehensive income; or (2) two separate consecutive statements. ASU No. 2011-05 does not change the items that must be reported in other comprehensive income. On December 23, 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"), which defers certain provisions of ASU 2011-05, including the provision that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The unaffected provisions of ASU 2011-05 became effective for the Company in its reporting of the first quarter of fiscal 2012. The adoption of ASU 2011-05 did not have any impact on the Company's results of operations, financial position or cash flows.

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

(Unaudited)

(1) BASIS OF PRESENTATION (Continued)

Level 1 and Level 2 in the fair value hierarchy currently disclosed. ASU 2011-04 became effective for the Company on January 1, 2012. The adoption of ASU 2011-04 did not have any impact on the Company's condensed consolidated financial statements.

(2) REVENUE RECOGNITION

        The Company recognizes revenue from sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectability of the related receivable is probable. In instances where customer acceptance is required, revenue is deferred until the acceptance has been achieved. When fees for products or services are not fixed and determinable, the Company defers the recording of receivables, deferred revenue and revenue until such time as the fees become due or are collected.

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

        Beginning January 1, 2011, the Company adopted the provisions of ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements ("ASU 2009-13") and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements ("ASU 2009-14") for new and materially modified arrangements that contain tangible products (hardware) with software elements, which comprise the majority of the Company's revenue transactions. For multiple-element arrangements entered into subject to the guidance set forth in ASU 2009-13, arrangement consideration is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy as required by ASU 2009-13. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges.

        For transactions entered into prior to January 1, 2011 and prospectively for software-only sales, the Company recognizes revenue in accordance with ASC No. 985-605, Software—Revenue Recognition ("ASC 985-605"). Under this guidance, revenue for any undelivered elements that are considered not essential to the functionality of the product and for which vendor-specific objective evidence of selling price ("VSOE") has been established is deferred and recognized upon delivery utilizing the residual method. If the Company has undelivered product for which VSOE has not been established, it defers all revenue on the entire arrangement until VSOE is established or until such products are delivered, provided that all other revenue recognition criteria are met. If the Company has undelivered services

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(2) REVENUE RECOGNITION (Continued)

for which VSOE has not been established, the entire arrangement is recognized as revenue over the longest remaining service period from the point in time that all services have commenced and all products have been delivered, provided that all other revenue recognition criteria are met.

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

        When VSOE is not established, the Company attempts to establish the selling price of each element based on third-party evidence of selling price ("TPE"). The Company's solution typically differs from that of its peers as there are no similar or interchangeable competitor products or services. The Company's various product and service offerings contain a significant level of customization and differentiation and therefore, comparable pricing of competitors' products and services with similar functionality cannot be obtained. Accordingly, the Company is not able to determine TPE for its products or services.

        When the Company is unable to establish selling price using VSOE or TPE, the Company uses estimated selling price ("ESP") in its allocation of arrangement consideration for the relevant deliverables. The objective of ESP is to determine the price at which the Company would transact a sale if a product or service was sold on a stand-alone basis. The Company determines ESP for its products and certain services by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional-specific market factors, profit objectives and historical pricing practices for such deliverables. The determination of ESP is a formal process within the Company that includes review and approval by the Company's management.

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

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(3) EARNINGS (LOSS) PER SHARE

        The calculations of shares used to compute basic and diluted earnings (loss) per share for the three months ended March 30, 2012 and March 31, 2011 were as follows (in thousands):

	Three months ended
	March 30, 2012	March 31, 2011
Weighted average shares outstanding—basic	279,487	277,712
Potential dilutive common shares	—	—

Weighted average shares outstanding—diluted	279,487	277,712

        Options to purchase the Company's common stock, unvested shares of restricted stock and unvested performance-based stock awards aggregating 27.6 million shares of common stock have not been included for the three months ended March 30, 2012 because their effect would have been antidilutive. Options to purchase the Company's common stock, unvested shares of restricted stock and unvested performance-based stock awards aggregating 19.9 million shares of common stock have not been included for the three months ended March 31, 2011 because their effect would have been antidilutive.

(4) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS

        Cash equivalents and marketable securities are comprised of debt securities, primarily U.S. government-backed and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

        The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt and equity securities and investments at March 30, 2012 and December 31, 2011 were comprised of the following (in thousands):

	March 30, 2012
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$65,850	$—	$—	$65,850

Marketable securities
U.S. government agency notes	$98,140	$54	$(9)	$98,185
Foreign government notes	1,765	1	—	1,766
Corporate debt securities	84,606	50	(28)	84,628
Commercial paper	8,974	2	(2)	8,974
Certificates of deposit	14,248	7	(1)	14,254

	$207,733	$114	$(40)	$207,807

Investments
U.S. government agency notes	$31,636	$7	$(8)	$31,635
Corporate debt securities	24,444	26	(22)	24,448
Certificates of deposit	2,500	2	(1)	2,501

	$58,580	$35	$(31)	$58,584

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(4) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

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

        The contractual maturity dates for the Company's available-for-sale securities that are classified as Marketable securities in the condensed consolidated balance sheets are one year or less from the respective balance sheet dates. The contractual maturity dates for the Company's available-for-sale securities that are classified as Investments in the condensed consolidated balance sheets are more than one year from the respective balance sheet dates.

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

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(4) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

        The following table shows the fair value of the Company's financial assets at March 30, 2012 and December 31, 2011. These financial assets are comprised of the Company's available-for-sale debt and equity securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the condensed consolidated balance sheets (in thousands):

		Fair value measurements at March 30, 2012 using:
	Total carrying value at March 30, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$65,850	$63,850	$2,000	$—

Marketable securities
U.S. government agency notes	$98,185	$—	$98,185	$—
Foreign government notes	1,766	—	1,766	—
Corporate debt securities	84,628	—	84,628	—
Commercial paper	8,974	—	8,974	—
Certificates of deposit	14,254	—	14,254	—

	$207,807	$—	$207,807	$—

Investments
U.S. government agency notes	$31,635	$—	$31,635	$—
Corporate debt securities	24,448	—	24,448	—
Certificates of deposit	2,501	—	2,501	—

	$58,584	$—	$58,584	$—

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(4) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

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

        The Company's marketable securities and investments have been valued on the basis of valuations provided by third-party pricing services, as derived from such services' pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security. The Company is ultimately responsible for the condensed consolidated financial statements and underlying estimates. Accordingly, the Company assesses the reasonableness of the valuations provided by the third-party pricing services by reviewing actual trade data, broker/dealer quotes and other similar data, which are obtained from quoted market prices or other sources.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) INVENTORY

        Inventory at March 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 30, 2012	December 31, 2011
On-hand final assemblies and finished goods inventories	$13,355	$11,556
Deferred cost of goods sold	7,709	6,689

	21,064	18,245
Less current portion	(17,683)	(15,434)

Noncurrent portion (included in Other assets)	$3,381	$2,811

(6) INTANGIBLE ASSETS AND GOODWILL

        The Company's intangible assets at March 30, 2012 and December 31, 2011 consisted of the following (in thousands):

Intellectual property	Useful life	Cost	Accumulated amortization	Net carrying value
March 30, 2012	5 years	$2,999	$1,899	$1,100
December 31, 2011	5 years	$2,999	$1,799	$1,200

        The Company amortizes its intangible assets over the estimated useful lives of the respective assets. Amortization expense related to intangible assets for the three months ended March 30, 2012 and March 31, 2011 was as follows (in thousands):

	Three months ended
	March 30, 2012	March 31, 2011
Amortization of intangible assets	$100	$100

        Estimated future amortization expense for intangible assets recorded by the Company at March 30, 2012 is as follows (in thousands):

Remainder of 2012	$300
2013	400
2014	400

$1,100

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(6) INTANGIBLE ASSETS AND GOODWILL (Continued)

        Goodwill is recorded when the consideration in a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The Company's goodwill at March 30, 2012 and March 31, 2011 was comprised of the following (in thousands):

	March 30, 2012	March 31, 2011
Goodwill	$8,168	$8,168
Accumulated impairment losses	(3,106)	(3,106)

	$5,062	$5,062

        There were no changes in the carrying amounts of the Company's goodwill in either of the three months ended March 30, 2012 or March 31, 2011.

(7) ACCRUED EXPENSES

        Accrued expenses at March 30, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 30, 2012	December 31, 2011
Employee compensation and related costs	$11,736	$13,782
Other	5,859	7,838

	$17,595	$21,620

(8) STOCK-BASED COMPENSATION PLANS

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

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(8) STOCK-BASED COMPENSATION PLANS (Continued)

Stock Options

        The activity related to the Company's outstanding stock options during the three months ended March 30, 2012 was as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2012	22,627,885	$3.82
Granted	4,369,505	$2.86
Exercised	(18,459)	$2.11
Forfeited	(199,436)	$2.78
Expired	(207,121)	$4.88

Outstanding at March 30, 2012	26,572,374	$3.66	6.95	$4,304

Vested or expected to vest at March 30, 2012	24,466,693	$3.75	6.73	$3,689
Exercisable at March 30, 2012	12,592,228	$4.71	4.27	$667

        The grant date fair value of stock options granted in the three months ended March 30, 2012 was estimated using the Black-Scholes valuation model with the following assumptions:

Three months ended March 30, 2012
Risk-free interest rate	0.89%
Expected dividend yield	—
Weighted average volatility	67.8%
Expected life (years)	4.5

        Additional information regarding the Company's stock options is as follows:

Three months ended March 30, 2012
Weighted average grant date fair value of stock options granted	$1.54
Total intrinsic value of stock options exercised (in thousands)	$15
Cash received from the exercise of stock options (in thousands)	$39

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(8) STOCK-BASED COMPENSATION PLANS (Continued)

Restricted Stock Awards

        The activity related to the Company's unvested restricted stock awards for the three months ended March 30, 2012 was as follows:

	Shares	Weighted average grant-date fair value
Unvested balance at January 1, 2012	602,403	$2.38
Granted	612,500	$2.92
Vested	(188,750)	$2.88
Forfeited	(6,560)	$2.04

Unvested balance at March 30, 2012	1,019,593	$2.61

        The total fair value of restricted stock award shares that vested during the three months ended March 30, 2012 was $0.5 million.

Performance-Based Stock Awards

        The activity related to the Company's performance stock awards for the three months ended March 30, 2012 was as follows:

	Shares	Weighted average grant-date fair value
Unvested balance at January 1, 2012	1,715,056	$3.08
Granted	—	—
Vested	—	—
Forfeited	(1,715,056)	$3.08

Unvested balance at March 30, 2012	—	—

        At January 1, 2012, the Company had 1.7 million unvested shares of common stock related to performance-based stock awards. The performance conditions for these awards were not satisfied by December 31, 2011, the end of the performance period. As a result, these shares were forfeited on February 21, 2012, the date that the Company issued a press release reporting its financial results for the quarter and year ended December 31, 2011.

        There are 2.5 million shares of the Company's common stock that are not included in the table above, as the Company has not yet established the performance conditions for these awards. The Company will begin to record stock-based compensation expense at the time that the performance conditions are defined and when it becomes probable that the respective performance conditions will be achieved.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(8) STOCK-BASED COMPENSATION PLANS (Continued)

Stock-Based Compensation

        The condensed consolidated statements of operations include stock-based compensation for the three months ended March 30, 2012 and March 31, 2011 as follows (in thousands):

	Three months ended
	March 30, 2012	March 31, 2011
Product cost of revenue	$53	$108
Service cost of revenue	175	385
Research and development	616	533
Sales and marketing	467	497
General and administrative	806	503

	$2,117	$2,026

        There was no income tax benefit for employee stock-based compensation expense for the three months ended March 30, 2012 and March 31, 2011 due to the income tax valuation allowance recorded.

        At March 30, 2012, there was $18.4 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards. This expense is expected to be recognized over a weighted average period of approximately three years.

(9) MAJOR CUSTOMERS

        The following customers each contributed 10% or more of the Company's revenue in at least one of the three-month periods ended March 30, 2012 or March 31, 2011:

	Three months ended
Customer	March 30, 2012	March 31, 2011
AT&T Inc.	34%	*
Verizon	12%	*
Softbank BB Corporation	11%	*
Bahamas Telecommunications Company Ltd.	*	53%

*
Represents less than 10% of revenue

        At March 30, 2012, two customers each accounted for 10% or more of the Company's accounts receivable balance, representing approximately 37% in the aggregate of total accounts receivable. At December 31, 2011, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 21% of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(10) GEOGRAPHIC INFORMATION

        The Company's classification of revenue by geographic area is determined by the location to which the product is shipped or where the services are performed. The following table summarizes revenue by geographic area as a percentage of total revenue for the three months ended March 30, 2012 and March 31, 2011:

	Three months ended
	March 30, 2012	March 31, 2011
United States	75%	36%
Japan	15	6
Other Asia Pacific	2	*
Europe, Middle East and Africa	6	4
Other	2	54

	100%	100%

*
Represents less than 1% of revenue

        Bahamas Telecommunications Company Ltd. ("Bahamas Telecom") accounted for 53% of the Company's revenue in the three months ended March 31, 2011. Bahamas Telecom is located in the Caribbean and is included as a component of "Other" in the table above.

        International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next, and accordingly, current data may not be indicative of future periods.

(11) INCOME TAXES

        The Company's income tax provisions for the three months ended March 30, 2012 and March 31, 2011 reflect the Company's estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full fiscal year. The estimated effective rates for the three months ended March 30, 2012 and March 31, 2011 do not include any benefit for the Company's domestic losses, as the Company has concluded that a valuation allowance on any domestic benefit is required.

(12) COMMITMENTS AND CONTINGENCIES

2001 IPO Litigation

        In November 2001, a purchaser of the Company's common stock filed a complaint in the United States District Court for the Southern District of New York (the "District Court") against the Company, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with the Company's initial public offering ("IPO") and seeking unspecified monetary damages. The purchaser sought to represent a class of persons who purchased the Company's common stock between the date of the IPO on May 24, 2000 and December 6, 2000. The amended complaint, filed in April 2002, alleged that the Company's registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(12) COMMITMENTS AND CONTINGENCIES (Continued)

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

        On October 5, 2009, the District Court issued an opinion granting plaintiffs' motion for final approval of a revised proposed settlement, plan of distribution of the settlement fund and certification of the settlement classes. An Order and Final Judgment was entered on January 14, 2010. On January 13, 2012, the United States Court of Appeals for the Second Circuit issued a mandate dismissing an appeal, thereby upholding the January 14, 2010 Order and Final Judgment and ending this case. The outcome of this litigation did not have a material impact on the Company's condensed consolidated financial statements.

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

        Following an appeal to the United States Court of Appeals for the Ninth Circuit (the "Ninth Circuit"), on December 2, 2010, the Ninth Circuit affirmed the Western District Court's decision to dismiss the moving issuers' cases (including the Company's) on the grounds that plaintiff's demand letters were insufficient to put the issuers on notice of the claims asserted against them and further ordered that the dismissals be made with prejudice. The Ninth Circuit, however, reversed and remanded the Western District Court's decision on the underwriters' motion to dismiss as to the claims arising from the non-moving issuers' IPOs, finding plaintiff's claims were not time-barred under the

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(12) COMMITMENTS AND CONTINGENCIES (Continued)

applicable statute of limitations. In remanding, the Ninth Circuit advised the non-moving issuers and underwriters to file in the Western District Court the same challenges to plaintiff's demand letters that moving issuers had filed.

        On April 15, 2011, underwriter defendants filed a Petition for Writ of Certiorari with the United States Supreme Court seeking reversal of the Ninth Circuit's December 2, 2010 decision relating to the statute of limitations issue. On June 27, 2011, the United States Supreme Court denied the plaintiff's petition regarding the demand issue and granted the underwriters' petition relating to the statute of limitations issue. Oral argument on the underwriters' petition was heard on November 29, 2011. On March 26, 2012, the United States Supreme Court vacated the Ninth Circuit's holding that the plaintiff's claims were not time-barred, and remanded the cases to the Western District Court. The Company believes that the outcome of this litigation will not have a material impact on the Company's condensed consolidated financial statements.

Other

        In addition, we are often a party to disputes and legal proceedings that we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material effect on our business or condensed consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of the financial condition and results of operations of Sonus Networks, Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the U.S. Securities and Exchange Commission on February 24, 2012.

        This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward looking statements contain these identifying words. Examples of forward-looking statements include, but are not limited to, statements regarding the following: plans, objectives, goals, strategies, future events or performance, trends, investments, customer growth, operational performance and costs, liquidity and financial positions, competition, estimated expenditures and investment, impacts of laws, rules and regulations, revenues and earnings, performance, and other statements that are other than statements of historical facts. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. We therefore caution you against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the timing of our recognition of revenues; our ability to recruit and retain key personnel; difficulties supporting our new strategic focus on channel sales; difficulties expanding our customer base; difficulties leveraging market opportunities; difficulties providing solutions that meet the needs of customers; market acceptance of our products and services; rapid technological and market change; our ability to protect our intellectual property rights; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; higher risks in international operations and markets; the ability to hire and retain employees; the impact of increased competition; currency fluctuations; litigation; changes in the market price of our common stock; actions taken by significant stockholders; and/or failure or circumvention of our controls and procedures.

        Important factors that could cause actual results to differ materially from those in these forward-looking statements are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, Part I, Item 1A. "Risk Factors" and Part II, Item 7. and Item 7A., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk," and in Part I, Items 2 and 3, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk," and Part II, Item 1A, "Risk Factors," herein.

        Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Overview

        We are a leading provider of voice and multimedia infrastructure solutions, including session border control, Voice over Internet Protocol ("VoIP") access and VoIP media gateway solutions for service providers and large enterprises. Our infrastructure solutions allow efficient and reliable delivery of voice and multimedia sessions over IP networks while allowing our customers to manage the flows of such sessions in their networks using business policies.

        Currently, we sell our products principally through a direct sales force in the United States, Europe/Asia-Pacific and the Middle East. We continue to expand our presence into new geographies and markets through our relationships with regional channel partners. We are in the process of establishing an indirect sales channel in order to address a larger share of the enterprise customer market.

        Our target customers comprise both service providers and enterprises. Customers and prospective customers in the service provider space are traditional and emerging communications service providers, including long distance carriers, local exchange carriers, Internet service providers, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers. Enterprise customers and target enterprise customers include financial institutions, retailers, state and local governments and other multinational corporations. We collaborate with our customers to identify and develop new, advanced services and applications that can help to reduce costs, improve productivity and generate new revenue.

        We continue to focus on the key elements of our strategy, designed to capitalize on our technology and market lead, and build a premier franchise in multimedia infrastructure solutions. We are currently focusing our major efforts on the following aspects of our business:

  •
  leveraging our technology leadership to attract and retain key service providers;

  •
  embracing the principles outlined by 3GPP, 3GPP2 and LTE architectures and delivering the industry's most advanced IMS (IP Multimedia Subsystem)-ready product suite;

  •
  expanding and broadening our customer base by targeting specific market segments, such as enterprise customers;

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

        We reported losses from operations of $6.2 million for the three months ended March 30, 2012 and $11.5 million for the three months ended March 31, 2011. We reported net losses of $6.4 million for the three months ended March 30, 2012 and $12.4 million for the three months ended March 31, 2011.

        Our revenue decreased by $3.0 million in the three months ended March 30, 2012, compared to the three months ended March 31, 2011. However, our gross profit increased by $15.1 million, to $41.8 million, in the three months ended March 30, 2012, compared to the three months ended March 31, 2011, primarily attributable to a low-margin project for Bahamas Telecommunications Company Ltd. ("Bahamas Telecom") which we completed in the three months ended March 31, 2011.

Our gross profit as a percentage of revenue ("total gross margin") was 64.9% for the three months ended March 30, 2012 and 39.6% for the three months ended March 31, 2011.

        Operating expenses increased $9.9 million, to $48.0 million, for the three months ended March 30, 2012, compared to $38.1 million for the three months ended March 31, 2011. See "Results of Operations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these changes in operating expenses.

Critical Accounting Policies and Estimates

        Our Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management's estimates and projections, there could be a material effect on our condensed consolidated financial statements. The significant accounting policies that we believe are the most critical include the following:

  •
  Revenue recognition;

  •
  Inventory valuation;

  •
  Loss contingencies and reserves;

  •
  Stock-based compensation;

  •
  Goodwill and intangible assets; and

  •
  Accounting for income taxes.

        For a further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the U.S. Securities and Exchange Commission on February 24, 2012. There were no significant changes to our critical accounting policies from December 31, 2011 through March 30, 2012.

Results of Operations

Three Months Ended March 30, 2012 and March 31, 2011

        Revenue.    Revenue for the three months ended March 30, 2012 and March 31, 2011 was as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	March 30, 2012	March 31, 2011
			$	%
Product	$41,411	$35,953	$5,458	15.2%
Service	22,928	31,346	(8,418)	(26.9)%

Total revenue	$64,339	$67,299	$(2,960)	(4.4)%

        Product revenue is comprised of sales of our voice infrastructure products. The products typically incorporated into our trunking and access solutions include our GSX9000 and GSX4000 Open Services

Switches and our ASX Call Feature Server. The products typically incorporated into our SBC solutions include our SBC 9000 (formerly the NBS9000) and SBC 5200 (formerly the NBS5200) Session Border Controllers. Certain of our products may be incorporated into either our trunking and access solutions or our SBC solutions; these products include, but are not limited to, our PSX Policy & Routing Server, SGX Signaling Gateway, ASC Call Feature Server, IMX Service Delivery Platform, Sonus Insight Management System, ASX Access Gateway Control Function and our suite of network analytical products.

        Product revenue for the three months ended March 30, 2012 and March 31, 2011 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	March 30, 2012	March 31, 2011
			$	%
Trunking and access	$28,260	$33,679	$(5,419)	(16.1)%
SBC	13,151	2,274	10,877	478.3%

Total product revenue	$41,411	$35,953	$5,458	15.2%

        The increase in the three months ended March 30, 2012 compared to the three months ended March 31, 2011 was due to increased revenue from the sale of our SBC solutions, partially offset by lower revenue from sales of our trunking and access solutions. We recognized $0.5 million of product revenue in the aggregate from four new customers in the three months ended March 30, 2012. We recognized $24.4 million of product revenue from a multi-year project for Bahamas Telecommunications Company Ltd. ("Bahamas Telecom") that was completed and for which all revenue recognition criteria were met in the three months ended March 31, 2011. New customers are those from whom we recognize revenue for the first time, although we may have had outstanding orders from such customers for a period of time prior to recognition. Many of our new customers make small first-time purchases to test and assess our equipment within their own systems infrastructure. Follow-on orders from such customers are not reported as revenue from new customers. The timing of the completion of customer projects, revenue recognition criteria satisfaction and customer payments included in multiple element arrangements may cause our product revenue to fluctuate from one quarter to the next.

        We expect that our product revenue in fiscal 2012 will increase from 2011 levels, primarily due to increased sales of our SBC solutions.

        Service revenue is primarily comprised of hardware and software maintenance and support ("maintenance revenue") and network design, installation and other professional services ("professional services revenue").

        Service revenue for the three months ended March 30, 2012 and March 31, 2011 was comprised of the following (in thousands, except percentages):

	Three months ended		(Decrease) from prior year
	March 30, 2012	March 31, 2011
			$	%
Maintenance	$18,624	$18,921	$(297)	(1.6)%
Professional services	4,304	12,425	(8,121)	(65.4)%

Total service revenue	$22,928	$31,346	$(8,418)	(26.9)%

        In the three months ended March 31, 2011, the Company had recognized $11.5 million of service revenue from the completion of the Bahamas Telecom project described above, comprised of $1.2 million of maintenance revenue and $10.3 million of professional services revenue. The completion of this large, multi-year project accounted for the majority of the service revenue fluctuation between the two periods. The timing of the completion of projects for revenue recognition, customer payments and maintenance contracts may cause our services revenue to fluctuate from one quarter to the next.

        We currently believe that our fiscal 2012 revenue will increase from fiscal 2011 levels.

        Three companies, AT&T Inc., Verizon and SoftBank BB Corporation, each contributed 10% or more of our revenue, or approximately 57% in the aggregate, in the three months ended March 30, 2012. Bahamas Telecom contributed approximately 53% of our revenue in the three months ended March 31, 2011. There were no other customers that contributed 10% or more of our revenue in the three months ended March 30, 2012 or March 31, 2011.

        International revenue was approximately 25% of our revenue in the three months ended March 30, 2012 and approximately 64% of our revenue in the three months ended March 31, 2011. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue will fluctuate from quarter to quarter and year to year.

        Our deferred product revenue was $9.0 million at March 30, 2012 and $8.9 million at December 31, 2011. Our deferred service revenue was $40.2 million at March 30, 2012 and $41.3 million at December 31, 2011. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple-element arrangements.

        Cost of Revenue/Gross Profit.    Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross profit as a percentage of revenue ("gross margin") for the three months ended March 30, 2012 and March 31, 2011 was as follows (in thousands, except percentages):

	Three months ended		(Decrease) from prior year
	March 30, 2012	March 31, 2011
			$	%
Cost of revenue
Product	$9,193	$23,161	$(13,968)	(60.3)%
Service	13,392	17,513	(4,121)	(23.5)%

Total cost of revenue	$22,585	$40,674	$(18,089)	(44.5)%

Gross margin
Product	77.8%	35.6%
Service	41.6%	44.1%
Total gross margin	64.9%	39.6%

        The increase in product gross margin in the three months ended March 30, 2012 was primarily due to product and customer mix, which increased our gross margin by approximately 43 percentage points. The Bahamas Telecom project had negatively impacted our product gross margin for the three months ended March 31, 2011 by approximately 31 percentage points. Lower manufacturing-related costs increased our gross margin in the three months ended March 30, 2012 by approximately one percentage point compared to the three months ended March 31, 2011.

        The decrease in service gross margin in the three months ended March 30, 2012 compared to the three months ended March 31, 2011 was primarily attributable to the impact of lower service revenue against our increased fixed service cost base, which decreased our service gross margin by approximately 18 percentage points, partially offset by lower third-party costs, which increased our service gross margin by approximately fifteen and one half percentage points. The higher fixed service costs are primarily related to increased headcount in our customer support organization in support of our expanding customer base and new product initiatives. The decrease in third-party costs primarily relates to the completion of the Bahamas Telecom project in the three months ended March 31, 2011. Our service cost of revenue is relatively fixed in advance of any particular quarter and therefore, changes in service revenue will typically have a significant impact on service gross margins.

        We currently believe that our total gross margin over time will remain within our long-term financial model of 58% to 62%.

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses for the three months ended March 30, 2012 and March 31, 2011 were as follows (in thousands, except percentages):

Three months ended		Increase from prior year
March 30, 2012	March 31, 2011
		$	%
$18,387	$15,608	$2,779	17.8%

        The increase in research and development expenses in the three months ended March 30, 2012 compared to the three months ended March 31, 2011 is attributable to $2.0 million of higher employee-related costs to support our product initiatives and $1.0 million of higher expense for product development (third-party development, prototype and test equipment costs). These increases were partially offset by $0.2 million of net decreases in other research and development expenses. The increase in employee-related expense in the three months ended March 30, 2012 is comprised of $1.8 million of higher salary and related expenses, $0.1 million of higher stock-based compensation expense and $0.1 million of higher other employee-related expenses.

        Some aspects of our research and development efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We expect our research and development expenses for fiscal 2012 to increase from fiscal 2011 levels due to our increased focus on new product development.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three months ended March 30, 2012 and March 31, 2011 were as follows (in thousands, except percentages):

Three months ended		Increase from prior year
March 30, 2012	March 31, 2011
		$	%
$20,585	$14,297	$6,288	44.0%

        The increase in sales and marketing expenses in the three months ended March 30, 2012 compared to the three months ended March 31, 2011 is attributable to $5.7 million of higher employee-related expenses, $0.3 million of higher professional fees, $0.2 million of higher marketing and trade show expenses and $0.1 million of net increases in other sales and marketing expenses. The higher employee-related expense is primarily attributable to higher headcount related to our continued focus on expanded coverage and is comprised of $4.4 million of higher salary-related and commissions expense and $1.3 million of higher employee recruiting, travel and training expenses.

        We believe that our sales and marketing expenses will increase in fiscal 2012 from fiscal 2011 levels, primarily attributable to higher personnel and related costs.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and professional fees. General and administrative expenses for the three months ended March 30, 2012 and March 31, 2011 were as follows (in thousands, except percentages):

Three months ended		Increase from prior year
March 30, 2012	March 31, 2011
		$	%
$8,979	$8,196	$783	9.6%

        The increase in general and administrative expenses in the three months ended March 30, 2012 compared to the three months ended March 31, 2011 is attributable to $0.6 million of higher employee-related expenses and $0.4 million of higher expense related to foreign currency translation, partially offset by $0.2 million of lower other general and administrative expenses. The increase in employee-related expenses is comprised of $0.3 million of higher salary-related expense and $0.3 million of higher stock-based compensation expense. These increases are primarily the result of increased headcount.

        We believe that our general and administrative expenses will increase in fiscal 2012 from fiscal 2011 levels, primarily due to higher employee-related expenses.

        Interest Income, net.    Interest income consists of interest earned on our cash equivalents, marketable securities and long-term investments. Interest expense primarily relates to interest on capital lease obligations. Our interest income, net, decreased $0.2 million in the three months ended March 30, 2012 compared to the three months ended March 31, 2011. This decrease is attributable to a lower average portfolio yield coupled with lower invested amounts in the current year period.

        Income Taxes.    We recorded provisions for income taxes of $0.5 million for the three months ended March 30, 2012 and $1.4 million for the three months ended March 31, 2011. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year.

        The provisions for income taxes for the three months ended March 30, 2012 and March 31, 2011 represent forecasted tax expense on the earnings of our foreign operations. Our effective tax rate for both three-month periods was less than the statutory federal and state rates due to the existence of a valuation allowance on our domestic losses.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

        Our condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Three months ended
	March 30, 2012	March 31, 2011	Change
Net loss	$(6,438)	$(12,408)	$5,970
Adjustments to reconcile net loss to cash flows used in operating activities	5,117	4,964	153
Changes in operating assets and liabilities	(2,198)	4,791	(6,989)

Net cash used in operating activities	$(3,519)	$(2,653)	$(866)

Net cash provided by investing activities	$9,741	$26,549	$(16,808)

Net cash provided by financing activities	$908	$516	$392

        Our cash, cash equivalents, marketable securities and long-term investments totaled $379.1 million at March 30, 2012.

        Our operating activities used $3.5 million of cash in the three months ended March 30, 2012 and $2.7 million of cash in the three months ended March 31, 2011.

        Cash used in operating activities in the three months ended March 30, 2012 was primarily the result of higher other operating assets and inventory and lower accounts payable, accrued expenses and other long-term liabilities, and deferred revenue. These amounts were partially offset by lower accounts receivable. The increase in other operating assets is primarily related to pre-payments of royalties, licenses and maintenance. The increase in inventory levels is primarily due to purchases of materials to fulfill our expected shipments in the near-term. The reduction in accrued expenses and other long-term liabilities is primarily related to employee compensation and related costs, including payments in connection with our Company-wide employee incentive bonus program. The decrease in accounts receivable primarily reflects payments in the quarter combined with lower revenue in the first quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011.

        Cash used in operating activities in the three months ended March 31, 2011 was primarily the result of lower deferred revenue and accrued expenses and other long-term liabilities. These amounts were offset by lower accounts receivable, inventory and other operating assets, as well as higher accounts payable. The reduction in deferred revenue was primarily attributable to the Bahamas Telecom project, for which revenue had been previously deferred. The reduction in accrued expenses and other long-term liabilities primarily related to employee compensation and related costs, including payments made in connection with our Company-wide employee incentive bonus program and payments in 2011 related to the departures in 2010 of our former President and Chief Executive Officer and our former Executive Vice President and Chief Operating Officer. The decrease in accounts receivable primarily reflects payments in the quarter combined with lower revenue in the first quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010. The lower inventory levels were primarily related to the recognition of deferred cost of goods sold in connection with the completion of the Bahamas Telecom project.

        Our investing activities provided $9.7 million of cash in the three months ended March 30, 2012, comprised of $11.8 million of net maturities of marketable securities and $2.1 million of investments in property and equipment. Our investing activities provided $26.5 million of cash in the three months ended March 31, 2011, comprised of $29.7 million of net maturities of marketable securities and $3.2 million of investments in property and equipment.

        Our financing activities provided $0.9 million of cash in the three months ended March 30, 2012, comprised of $1.0 million of proceeds from the sale of our common stock in connection with our Employee Stock Purchase Plan, as amended and restated ("ESPP"), and $39,000 of proceeds from the exercise of stock options. These amounts were partially offset by $0.1 million of cash used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $33,000 for payments on our capital leases for office equipment. Our financing activities provided $0.5 million of cash in the three months ended March 31, 2011, comprised of $0.8 million of proceeds from the sale of our common stock in connection with our ESPP and $0.7 million of proceeds from the exercise of stock options. These amounts were partially offset by $0.9 million of cash used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $26,000 for payments on our capital leases for office equipment.

        Based on our current expectations, we believe our cash, cash equivalents, marketable securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. It is difficult to predict future liquidity requirements with certainty. The rate at which we will use cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by, among other things, the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products, any litigation settlements and potential acquisitions. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing operations and for other general corporate activities, as well as to vigorously defend against existing and potential litigation should such a need arise. See Note 12 to our condensed consolidated financial statements for a description of our legal contingencies.

Recent Accounting Pronouncements

        On June 16, 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires companies to report components of comprehensive income in either: (1) a continuous statement of comprehensive income; or (2) two separate consecutive statements. ASU No. 2011-05 does not change the items that must be reported in other comprehensive income. On December 23, 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"), which defers certain provisions of ASU 2011-05, including the provision that required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The unaffected provisions of ASU 2011-05 became effective for us in our reporting of the first quarter of fiscal 2012. The adoption of ASU 2011-05 did not have any impact on our results of operations, financial position or cash flows.

        On May 12, 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU 2011-04"), which provides guidance on how (not when) to measure fair value and on what disclosures to provide about fair value measurements. ASU 2011-04 expands previously existing disclosure requirements for fair value measurements, including disclosures regarding transfers between Level 1 and Level 2 in the fair value hierarchy currently disclosed. ASU 2011-04 became effective for us on January 1, 2012. The adoption of ASU 2011-04 did not have any impact on our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We do not believe that a hypothetical 10% adverse movement in interest rates and foreign currency exchange rates would have a materially different impact from what was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 30, 2012.

        Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        We are a party to the legal proceedings described in Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2011 and Note 12 of this Quarterly Report on Form 10-Q. There were no material developments to these legal proceedings in the three months ended March 30, 2012 other than as set forth below.

        On January 13, 2012, the United States Court of Appeals for the Second Circuit issued a mandate dismissing an appeal, thereby upholding the January 14, 2010 Order and Final Judgment and ending the 2001 IPO litigation originated in November 2001. The outcome of this litigation did not have a material impact on our condensed consolidated financial statements. See Note 12 to our condensed consolidated financial statements.

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

        We incurred net losses in fiscal 2011, fiscal 2010 and fiscal 2009. We may incur additional net losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

A majority of our revenue is currently generated from a finite number of customers. We will not be successful if we do not grow our customer base. Additionally, if we are unable to generate recurring business from these existing customers, our consolidated financial statements could be materially and adversely affected.

        To date, we have shipped our products to a limited number of customers and our future success will depend on our ability to attract additional customers beyond our current limited number. In fiscal 2011, two customers, Bahamas Telecommunications Company Ltd. and AT&T, each contributed more than 10% of our revenue, representing approximately 26% of our revenue in the aggregate. In fiscal 2010, one customer, AT&T, contributed approximately 21% of our revenue. Factors that may affect our ability to grow our customer base include the following:

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

        For additional information on our material ongoing litigation, please see Part I, Item 3 "Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 24, 2012 and Part II, Item 1 "Legal Proceedings" in this Quarterly Report on Form 10-Q.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We have not announced any currently effective authorization to repurchase shares of our common stock. However, upon vesting of restricted stock awards, employees are permitted to return to us a portion of the newly-vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. The following table summarizes repurchases of our common stock during the first quarter of fiscal 2012, which represent shares returned to satisfy tax withholding obligations:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
January 1 through January 31, 2012	1,572	$2.45	—	—
February 1 through February 24, 2012	3,594	$2.71	—	—
February 25 through March 30, 2012	26,498	$2.92	—	—

Total	31,664	$2.87	—	—

Item 6.    Exhibits

Exhibit Number	Description
10.1*+	Employment Agreement between Sonus Networks, Inc. and Todd Abbott accepted on May 3, 2011
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*
Filed herewith

+
Management contract or compensatory plan or arrangement

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 17 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 30, 2012	SONUS NETWORKS, INC.
	By:	/s/ MAURICE CASTONGUAY Maurice Castonguay Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: April 30, 2012	SONUS NETWORKS, INC.
	By:	/s/ ELMER LAI Elmer Lai Vice President, Finance, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1*+	Employment Agreement between Sonus Networks, Inc. and Todd Abbott accepted on May 3, 2011
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*
Filed herewith

+
Management contract or compensatory plan or arrangement

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 17 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability.