Form 10-Q
period 2012-06-29
SONUS NETWORKS INC
filed 2012-08-08
CIK 1105472

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2012
OR
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

        As of July 18, 2012, there were 279,985,455 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED JUNE 29, 2012

Cautionary Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward looking statements contain these identifying words. Examples of forward-looking statements include, but are not limited to, statements regarding the following: plans, objectives, goals, strategies, future events or performance, trends, investments, customer growth, operational performance and costs, liquidity and financial positions, competition, estimated expenditures and investments, impacts of laws, rules and regulations, revenues and earnings, performance and other statements that are other than statements of historical facts. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They are neither statements of historical fact nor guarantees or assurances of future performance. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the timing of our recognition of revenues; our ability to recruit and retain key personnel; difficulties supporting our new strategic focus on channel sales; difficulties retaining and expanding our customer base; difficulties leveraging market opportunities; restructuring activities; our ability to realize benefits from acquisitions (including with respect to the proposed acquisition of Network Equipment Technologies, Inc.); litigation; actions taken by significant stockholders; difficulties providing solutions that meet the needs of customers; market acceptance of our products and services; rapid technological and market change; our ability to protect our intellectual property rights; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; higher risks in international operations and markets; the impact of increased competition; currency fluctuations; changes in the market price of our common stock; and/or failure or circumvention of our controls and procedures.

        Important factors that could cause actual results to differ materially from those in these forward-looking statements are discussed in Part I, Items 2 and 3, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures about Market Risk," and Part II, Item 1A, "Risk Factors," herein. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law. We therefore caution you against relying on any of these forward-looking statements, which speak only as of the date made.

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

SONUS NETWORKS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	June 29, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$106,112	$105,451
Marketable securities	234,740	224,090
Accounts receivable, net of allowance for doubtful accounts of $0 at June 29, 2012 and December 31, 2011	41,300	53,126
Inventory	18,262	15,434
Deferred income taxes	475	486
Other current assets	18,281	12,246

Total current assets	419,170	410,833
Property and equipment, net	21,939	22,084
Intangible assets, net	1,000	1,200
Goodwill	5,062	5,062
Investments	22,890	55,427
Deferred income taxes	1,099	1,137
Other assets	14,267	8,972

	$485,427	$504,715

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$12,066	$12,754
Accrued expenses	20,013	21,620
Current portion of deferred revenue	36,479	38,565
Current portion of long-term liabilities	1,099	1,275

Total current liabilities	69,657	74,214
Deferred revenue	10,673	11,601
Long-term liabilities	3,229	3,599

Total liabilities	83,559	89,414

Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized; 279,982,468 shares issued and outstanding at June 29, 2012 and 279,318,396 shares issued and outstanding at December 31, 2011	280	279
Additional paid-in capital	1,314,946	1,309,919
Accumulated deficit	(920,367)	(902,204)
Accumulated other comprehensive income	7,009	7,307

Total stockholders' equity	401,868	415,301

	$485,427	$504,715

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended		Six months ended
	June 29, 2012	June 30, 2011	June 29, 2012	June 30, 2011
Revenue:
Product	$32,586	$29,446	$73,997	$65,399
Service	25,024	22,326	47,952	53,672

Total revenue	57,610	51,772	121,949	119,071

Cost of revenue:
Product	11,027	9,618	20,220	32,779
Service	13,788	12,218	27,180	29,731

Total cost of revenue	24,815	21,836	47,400	62,510

Gross profit	32,795	29,936	74,549	56,561

Operating expenses:
Research and development	17,095	15,187	35,482	30,795
Sales and marketing	18,141	13,298	38,726	27,595
General and administrative	9,351	8,197	18,330	16,393

Total operating expenses	44,587	36,682	92,538	74,783

Loss from operations	(11,792)	(6,746)	(17,989)	(18,222)
Interest income, net	222	332	437	767

Loss before income taxes	(11,570)	(6,414)	(17,552)	(17,455)
Income tax (provision) benefit	(155)	480	(611)	(887)

Net loss	$(11,725)	$(5,934)	$(18,163)	$(18,342)

Loss per share:
Basic	$(0.04)	$(0.02)	$(0.06)	$(0.07)
Diluted	$(0.04)	$(0.02)	$(0.06)	$(0.07)
Shares used to compute loss per share:
Basic	279,926	278,400	279,708	278,080
Diluted	279,926	278,400	279,708	278,080

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three months ended		Six months ended
	June 29, 2012	June 30, 2011	June 29, 2012	June 30, 2011
Net loss	$(11,725)	$(5,934)	$(18,163)	$(18,342)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	306	162	(195)	52
Unrealized (loss) gain on available-for-sale marketable securities, net of tax	(58)	67	(103)	159

	248	229	(298)	211

Comprehensive loss	$(11,477)	$(5,705)	$(18,461)	$(18,131)

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended
	June 29, 2012	June 30, 2011
Cash flows from operating activities:
Net loss	$(18,163)	$(18,342)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization of property and equipment	5,778	5,644
Amortization of intangible assets	200	200
Stock-based compensation	4,140	4,241
Loss on disposal of property and equipment	—	6
Changes in operating assets and liabilities:
Accounts receivable	11,739	17,243
Inventory	(3,390)	12,799
Other operating assets	(8,222)	6,565
Accounts payable	(2,011)	(1,926)
Accrued expenses and other long-term liabilities	(1,967)	(12,375)
Deferred revenue	(3,010)	(25,336)

Net cash used in operating activities	(14,906)	(11,281)

Cash flows from investing activities:
Purchases of property and equipment	(4,380)	(7,319)
Purchases of marketable securities	(128,931)	(101,584)
Sale/maturities of marketable securities	148,045	130,194

Net cash provided by investing activities	14,734	21,291

Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	993	754
Proceeds from exercise of stock options	68	777
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(134)	(902)
Principal payments of capital lease obligations	(51)	(48)

Net cash provided by financing activities	876	581

Effect of exchange rate changes on cash and cash equivalents	(43)	309

Net increase in cash and cash equivalents	661	10,900
Cash and cash equivalents, beginning of year	105,451	62,501

Cash and cash equivalents, end of period	$106,112	$73,401

Supplemental disclosure of cash flow information:
Interest paid	$11	$5
Income taxes paid	$1,517	$511
Income tax refunds received	$42	$562
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$1,813	$1,418
Property and equipment acquired under operating lease	$40	$—

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) BASIS OF PRESENTATION

Business

        Sonus Networks, Inc. ("Sonus" or the "Company") was incorporated in 1997 and is a leading provider of next-generation session initiation protocol ("SIP")-based solutions, including Voice over Internet Protocol ("VoIP"), video and Unified Communications through secure, reliable and scalable Internet Protocol ("IP") networks. The Company's infrastructure solutions allow efficient and reliable delivery of voice and multimedia sessions over IP networks while allowing customers to manage the flows of such sessions in their networks using business policies.

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

        Effective in fiscal 2012, the Company began to report its first, second and third quarters on a 4-4-5 basis, with the quarter ending on the Friday closest to the last day of each third month. In fiscal 2012, the Company's first quarter ended on March 30, 2012, the second quarter ended on June 29, 2012 and the third quarter will end on September 28, 2012. The Company's year-end will continue to be December 31.

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

Recent Accounting Pronouncements

        On June 16, 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires companies to report components of comprehensive income in either: (1) a continuous statement of comprehensive income; or (2) two separate consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. On December 23, 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"), which defers certain provisions of ASU 2011-05, including the provision that requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The unaffected provisions of ASU 2011-05 became effective for the Company in its reporting of the first quarter of fiscal 2012. The adoption of ASU 2011-05 did not have any impact on the Company's results of operations, financial position or cash flows.

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

        Beginning January 1, 2011, the Company adopted the provisions of ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements ("ASU 2009-13") and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements ("ASU 2009-14") for new and materially modified arrangements that contain tangible products (hardware) with software elements, which comprise the majority of the Company's revenue transactions. For multiple element arrangements entered into subject to the guidance set forth in ASU 2009-13, arrangement consideration is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy as required by ASU 2009-13. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges.

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

(Unaudited)

(2) REVENUE RECOGNITION (Continued)

provided that all other revenue recognition criteria are met. If the Company has undelivered services for which VSOE has not been established, the entire arrangement is recognized as revenue over the longest remaining service period from the point in time that all services have commenced and all products have been delivered, provided that all other revenue recognition criteria are met.

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

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(3) LOSS PER SHARE

        The calculations of shares used to compute basic and diluted loss per share for the three and six months ended June 29, 2012 and June 30, 2011 were as follows (in thousands):

	Three months ended		Six months ended
	June 29, 2012	June 30, 2011	June 29, 2012	June 30, 2011
Weighted average shares outstanding—basic	279,926	278,400	279,708	278,080
Potential dilutive common shares	—	—	—	—

Weighted average shares outstanding—diluted	279,926	278,400	279,708	278,080

        Options to purchase the Company's common stock and unvested shares of restricted stock aggregating 27.6 million shares of common stock have not been included for the three and six months ended June 29, 2012 because their effect would have been antidilutive. Options to purchase the Company's common stock, unvested shares of restricted stock and unvested performance-based stock awards aggregating 21.3 million shares of common stock have not been included for the three and six months ended June 30, 2011 because their effect would have been antidilutive.

(4) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS

        Cash equivalents and marketable securities are invested in debt and equity instruments, primarily U.S. government-backed and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

        The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt and equity securities and investments at June 29, 2012 and December 31, 2011 were comprised of the following (in thousands):

	June 29, 2012
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$75,182	$—	$—	$75,182

Marketable securities
U.S. government agency notes	$91,789	$24	$(11)	$91,802
Foreign government notes	3,759	1	—	3,760
Corporate debt securities	115,860	49	(63)	115,846
Commercial paper	5,474	4	—	5,478
Certificates of deposit	17,849	5	—	17,854

	$234,731	$83	$(74)	$234,740

Investments
U.S. government agency notes	$15,058	$6	$(1)	$15,063
Corporate debt securities	5,320	6	(2)	5,324
Certificates of deposit	2,501	2	—	2,503

	$22,879	$14	$(3)	$22,890

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

        The contractual maturity dates for the Company's available-for-sale securities are one year or less from the respective balance sheet dates for the securities that are classified as Marketable securities and more than one year from the respective balance sheet dates for the securities that are classified as Investments in the condensed consolidated balance sheets.

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

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(4) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

        The following table shows the fair value of the Company's financial assets at June 29, 2012 and December 31, 2011. These financial assets are comprised of the Company's available-for-sale debt and equity securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the condensed consolidated balance sheets (in thousands):

		Fair value measurements at June 29, 2012 using:
	Total carrying value at June 29, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$75,182	$75,182	$—	$—

Marketable securities
U.S. government agency notes	$91,802	$—	$91,802	$—
Foreign government notes	3,760	—	3,760	—
Corporate debt securities	115,846	—	115,846	—
Commercial paper	5,478	—	5,478	—
Certificates of deposit	17,854	—	17,854	—

	$234,740	$—	$234,740	—

Investments
U.S. government agency notes	$15,063	$—	$15,063	$—
Corporate debt securities	5,324	—	5,324	—
Certificates of deposit	2,503	—	2,503	—

	$22,890	$—	$22,890	$—

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

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) INVENTORY

        Inventory at June 29, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 29, 2012	December 31, 2011
On-hand final assemblies and finished goods inventories	$13,776	$11,556
Deferred cost of goods sold	7,826	6,689

	21,602	18,245
Less current portion	(18,262)	(15,434)

Noncurrent portion (included in Other assets)	$3,340	$2,811

(6) INTANGIBLE ASSETS AND GOODWILL

        The Company's intangible assets at June 29, 2012 and December 31, 2011 consisted of the following (in thousands):

Intellectual property	Useful life	Cost	Accumulated amortization	Net carrying value
June 29, 2012	5 years	$2,999	$1,999	$1,000
December 31, 2011	5 years	$2,999	$1,799	$1,200

        The Company amortizes its intangible assets over the estimated useful lives of the respective assets. Amortization expense related to intangible assets for the three and six months ended June 29, 2012 and June 30, 2011 was as follows (in thousands):

	Three months ended		Six months ended
	June 29, 2012	June 30, 2011	June 29, 2012	June 30, 2011
Amortization of intangible assets	$100	$100	$200	$200

        Estimated future amortization expense for intangible assets recorded by the Company at June 29, 2012 is as follows (in thousands):

Remainder of 2012	$200
2013	400
2014	400

$1,000

        Goodwill is recorded when the consideration in a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. There were no changes in the carrying amounts of the Company's goodwill in either of the six months ended June 29, 2012 or June 30, 2011.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(7) ACCRUED EXPENSES

        Accrued expenses at June 29, 2012 and December 31, 2011 consisted of the following (in thousands):

	June 29, 2012	December 31, 2011
Employee compensation and related costs	$13,735	$13,782
Other	6,278	7,838

	$20,013	$21,620

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

Stock Options

        The activity related to the Company's outstanding stock options during the six months ended June 29, 2012 was as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2012	22,627,885	$3.82
Granted	4,985,533	$2.80
Exercised	(36,522)	$1.85
Forfeited	(436,478)	$2.73
Expired	(570,172)	$4.52

Outstanding at June 29, 2012	26,570,246	$3.63	6.83	$209

Vested or expected to vest at June 29, 2012	24,708,106	$3.71	6.64	$207
Exercisable at June 29, 2012	12,854,707	$4.64	4.30	$171

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(8) STOCK-BASED COMPENSATION PLANS (Continued)

        The grant date fair value of stock options granted in the three and six months ended June 29, 2012 was estimated using the Black-Scholes valuation model with the following assumptions:

	Three months ended June 29, 2012	Six months ended June 29, 2012
Risk-free interest rate	0.71%–0.79%	0.71%–0.89%
Expected dividend yield	—	—
Weighted average volatility	67.82%	67.80%
Expected life (years)	4.5	4.5

        Additional information regarding the Company's stock options is as follows:

	Three months ended June 29, 2012	Six months ended June 29, 2012
Weighted average grant date fair value of stock options granted	$1.24	$1.50
Total intrinsic value of stock options exercised (in thousands)	$17	$32
Cash received from the exercise of stock options (in thousands)	$29	$68

Restricted Stock Awards

        The activity related to the Company's unvested restricted stock awards for the six months ended June 29, 2012 was as follows:

	Shares	Weighted average grant-date fair value
Unvested balance at January 1, 2012	602,403	$2.38
Granted	736,946	$2.80
Vested	(277,500)	$2.79
Forfeited	(11,832)	$2.04

Unvested balance at June 29, 2012	1,050,017	$2.57

        The total fair value of restricted stock award shares that vested during the six months ended June 29, 2012 was $0.8 million.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(8) STOCK-BASED COMPENSATION PLANS (Continued)

Performance-Based Stock Awards

        The activity related to the Company's performance stock awards for the six months ended June 29, 2012 was as follows:

	Shares	Weighted average grant-date fair value
Unvested balance at January 1, 2012	1,715,056	$3.08
Granted	—	—
Vested	—	—
Forfeited	(1,715,056)	$3.08

Unvested balance at June 29, 2012	—	—

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

        There are 2.5 million shares of the Company's common stock that are not included in the table above, as the Company has not yet established the performance conditions for these awards and accordingly, grant dates for these awards have not been established. The Company will begin to record stock-based compensation expense at the time that the performance conditions are defined and when it becomes probable that the respective performance conditions will be achieved.

Stock-Based Compensation

        The condensed consolidated statements of operations include stock-based compensation for the three and six months ended June 29, 2012 and June 30, 2011 as follows (in thousands):

	Three months ended		Six months ended
	June 29, 2012	June 30, 2011	June 29, 2012	June 30, 2011
Product cost of revenue	$36	$109	$89	$217
Service cost of revenue	209	389	384	774
Research and development	633	527	1,249	1,060
Sales and marketing	491	563	958	1,060
General and administrative	654	627	1,460	1,130

	$2,023	$2,215	$4,140	$4,241

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(8) STOCK-BASED COMPENSATION PLANS (Continued)

        There was no income tax benefit for employee stock-based compensation expense for the six months ended June 29, 2012 or June 30, 2011 due to the income tax valuation allowance recorded.

        At June 29, 2012, there was $17.6 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards. This expense is expected to be recognized over a weighted average period of approximately three years.

(9) MAJOR CUSTOMERS

        The following customers each contributed 10% or more of the Company's revenue in at least one of the three and six month periods ended June 29, 2012 and June 30, 2011:

	Three months ended		Six months ended
Customer	June 29, 2012	June 30, 2011	June 29, 2012	June 30, 2011
AT&T Inc.	27%	12%	31%	*
Qwest Communications International, Inc.	*	13%	*	*
Bahamas Telecommunications Company Ltd.	*	*	*	30%

*
Represents less than 10% of revenue

        At June 29, 2012, two customers each accounted for 10% or more of the Company's accounts receivable balance, representing approximately 34% in the aggregate of total accounts receivable. At December 31, 2011, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 21% of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(10) GEOGRAPHIC INFORMATION

        The Company's classification of revenue by geographic area is determined by the location to which the product is shipped or where the services are performed. The following table summarizes revenue by geographic area as a percentage of total revenue for the three and six months ended June 29, 2012 and June 30, 2011:

	Three months ended		Six months ended
	June 29, 2012	June 30, 2011	June 29, 2012	June 30, 2011
United States	73%	78%	74%	55%
Japan	10	12	13	8
Other Asia Pacific	3	1	2	1
Europe, Middle East and Africa	12	8	9	5
Other	2	1	2	31

	100%	100%	100%	100%

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(10) GEOGRAPHIC INFORMATION (Continued)

        Bahamas Telecommunications Company Ltd. ("Bahamas Telecom") accounted for 30% of the Company's revenue in the six months ended June 30, 2011. Bahamas Telecom is located in the Caribbean and is included as a component of "Other" in the table above.

        International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next, and accordingly, historical data may not be indicative of future periods.

(11) INCOME TAXES

        The Company's income tax provisions for the six months ended June 29, 2012 and June 30, 2011 reflect the Company's estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full fiscal year. The estimated effective rates for the six months ended June 29, 2012 and June 30, 2011 do not include any benefit for the Company's domestic losses, as the Company has concluded that a valuation allowance on any domestic benefit is required.

(12) PROPOSED ACQUISITION OF NETWORK EQUIPMENT TECHNOLOGIES, INC.

        On June 18, 2012, the Company and Network Equipment Technologies, Inc. ("NET") entered into a definitive agreement for Sonus to acquire NET in a cash merger. The purchase price of $1.35 per share values the transaction at approximately $42 million, excluding acquisition-related costs, and is expected to close in the third quarter of 2012, subject to NET stockholder approval, the satisfaction of customary closing conditions and any applicable regulatory reviews. The acquisition has been approved by the Boards of Directors of both companies.

(13) COMMITMENTS AND CONTINGENCIES

2001 IPO Litigation

        In November 2001, a purchaser of the Company's common stock filed a complaint in the United States District court for the Southern District of New York (the "District Court") against the Company, two of its officers and the lead underwriters alleging violations of the federal securities laws in connection with the Company's initial public offering ("IPO") and seeking unspecified monetary damages. The purchaser sought to represent a class of persons who purchased the Company's common stock between the date of the IPO on May 24, 2000 and December 6, 2000. The amended complaint, filed in April 2002, alleged that the Company's registration statement contained false or misleading information or omitted to state material facts concerning the alleged receipt of undisclosed compensation by the underwriters and the existence of undisclosed arrangements between the underwriters and certain purchasers to make additional purchases in the after-market. The claims against the Company were asserted under Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), and against the individual defendants under Sections 11 and 15 of the Securities Act and Sections 10(b) and 20(a) of the Exchange Act. Other plaintiffs had filed substantially similar class action cases against approximately 300 other publicly-traded companies and their IPO underwriters

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(13) COMMITMENTS AND CONTINGENCIES (Continued)

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

        On April 5, 2011, the plaintiff filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit's December 2, 2010 decision relating to the adequacy of the pre-suit demand. On April 15, 2011, underwriter defendants filed a Petition for Writ of Certiorari with

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(13) COMMITMENTS AND CONTINGENCIES (Continued)

the U.S. Supreme Court seeking reversal of the Ninth Circuit's December 2, 2010 decision relating to the statute of limitations issue. On June 27, 2011, the U.S. Supreme Court denied the plaintiff's petition regarding the demand issue and granted the underwriter defendants' petition relating to the statute of limitations issue. Oral arguments on underwriters' petition were heard on November 29, 2011. On March 26, 2012, the U.S. Supreme Court vacated the Ninth Circuit's holding that petitioner's claims were not time-barred, and remanded the cases to the Western District Court for proceedings consistent with the U.S. Supreme Court's opinion. On June 7, 2012, the mandate of the Ninth Circuit was formally entered. On June 11, 2012, the case was concluded when the plaintiff voluntarily dismissed the case with prejudice as to the adequacy-of-the-pre-suit demand issue, and without prejudice as to all other issues.

Other

        In addition, we are often a party to disputes and legal proceedings that we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material effect on our business or condensed consolidated financial statements.

(14) SUBSEQUENT EVENT

        On August 7, 2012, the Company adopted a restructuring initiative to streamline operations and reduce its operating costs. The restructuring plan will result in a workforce reduction of approximately 90 people worldwide. The Company expects to record a restructuring charge of approximately $2.3 million for cash expenditures for severance and related costs in the third quarter of fiscal 2012. This restructuring charge does not include any potential restructuring and related costs associated with the proposed acquisition of NET.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of the financial condition and results of operations of Sonus Networks, Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the U.S. Securities and Exchange Commission on February 24, 2012.

Overview

        We are a leading provider of next-generation session initiation protocol ("SIP")-based solutions, including Voice over Internet Protocol ("VoIP"), video and Unified Communications through secure, reliable and scalable Internet Protocol ("IP") networks. Our infrastructure solutions allow efficient and reliable delivery of voice and multimedia sessions over IP networks while allowing our customers to manage the flows of such sessions in their networks using business policies.

        Currently, we sell our products principally through a direct sales force in the United States, Europe, Asia-Pacific and the Middle East. We continue to expand our presence into new geographies and markets through our relationships with regional channel partners. In May 2012, we implemented our indirect sales channel program, which is focused primarily on enterprise customers, to capture a larger percentage of the Session Border Controller ("SBC") and Unified Communications markets.

        Our target customers are comprised of both service providers and enterprises. Customers and prospective customers in the service provider space are traditional and emerging communications service providers, including long distance carriers, local exchange carriers, Internet service providers, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers. Enterprise customers and target enterprise customers include financial institutions, retailers, state and local governments and other multinational corporations. We collaborate with our customers to identify and develop new, advanced services and applications that can help to reduce costs, improve productivity and generate new revenue.

        We continue to focus on the key elements of our strategy, which is designed to capitalize on our technology and market lead, and build a premier franchise in multimedia infrastructure solutions. We are currently focusing our major efforts on the following aspects of our business:

  •
  leveraging our TDM (time division multiplexing)-to-IP gateway technology leadership with service providers to accelerate adoption of SIP-enabled Unified Communication services;

  •
  expanding our solutions to address emerging IP-based markets, such as SBC;

  •
  embracing the principles outlined by 3GPP, 4GPP2 and LTE architectures and delivering the industry's most advanced IMS (IP Multimedia Subsystem)-ready SBC product suite;

  •
  expanding and broadening our customer base by targeting the enterprise for SIP trunking solutions;

  •
  assisting our customers' ability to differentiate themselves by offering a sophisticated application development platform and service creation environment;

  •
  expanding our global sales distribution, marketing and support capabilities;

  •
  actively contributing to the SIP standards definition and adoption process; and

  •
  pursuing strategic transactions and alliances.

        We reported losses from operations of $11.8 million for the three months ended June 29, 2012 and $6.7 million for the three months ended June 30, 2011. We reported losses from operations of $18.0 million for the six months ended June 29, 2012 and $18.2 million for the six months ended June 30, 2011.

        We reported net losses of $11.7 million for the three months ended June 29, 2012 and $5.9 million for the three months ended June 30, 2011. We reported net losses of $18.2 million for the six months ended June 29, 2012 and $18.3 million for the six months ended June 30, 2011.

        Our revenue increased by $5.8 million in the three months ended June 29, 2012, compared to the three months ended June 30, 2011, and by $2.9 million in the six months ended June 29, 2012, compared to the six months ended June 30, 2011. Our gross profit increased by $2.9 million, to $32.8 million, in the three months ended June 29, 2012, compared to the three months ended June 30, 2011. Our gross profit increased by $18.0 million, to $74.5 million, in the six months ended June 29, 2012, compared to the six months ended June 30, 2011.

        Our gross profit as a percentage of revenue ("total gross margin") was 56.9% in the three months ended June 29, 2012 and 57.8% in the three months ended June 30, 2011. Our total gross margin was 61.1% in the six months ended June 29, 2012 and 47.5% in the six months ended June 30, 2011.

        Operating expenses increased $7.9 million, to $44.6 million, for the three months ended June 29, 2012, compared to $36.7 million for the three months ended June 30, 2011. Operating expenses increased $17.7 million, to $92.5 million, for the six months ended June 29, 2012, compared to $74.8 million for the six months ended June 30, 2011.

        See "Results of Operations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these changes in our revenue and expenses.

        On June 18, 2012, we and Network Equipment Technologies, Inc. ("NET") entered into a definitive agreement for Sonus to acquire NET in a cash merger. The purchase price of $1.35 per share values the transaction at approximately $42 million, excluding acquisition-related costs, and is expected to close in the third quarter of 2012, subject to NET stockholder approval, the satisfaction of customary closing conditions and any applicable regulatory reviews. The acquisition has been approved by the Boards of Directors of both companies.

        On August 7, 2012, we adopted a restructuring initiative to streamline operations and reduce our operating costs. The restructuring plan will result in a workforce reduction of approximately 90 people worldwide. We expect to record a restructuring charge of approximately $2.3 million for cash expenditures for severance and related costs in the third quarter of fiscal 2012. This restructuring charge does not include any potential restructuring and related costs associated with the proposed acquisition of NET.

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

  •
  Revenue recognition;

  •
  Inventory valuation;

  •
  Loss contingencies and reserves;

  •
  Stock-based compensation;

  •
  Goodwill and intangible assets; and

  •
  Accounting for income taxes.

        For a further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the U.S. Securities and Exchange Commission on February 24, 2012. There were no significant changes to our critical accounting policies from December 31, 2011 through June 29, 2012.

Results of Operations

Three and Six Months Ended June 29, 2012 and June 30, 2011

        Revenue.    Revenue for the three and six months ended June 29, 2012 and June 30, 2011 was as follows (in thousands, except percentages):

	Three months ended		Increase from prior year
	June 29, 2012	June 30, 2011
			$	%
Product	$32,586	$29,446	$3,140	10.7%
Service	25,024	22,326	2,698	12.1%

Total revenue	$57,610	$51,772	$5,838	11.3%

	Six months ended		Increase (decrease) from prior year
	June 29, 2012	June 30, 2011
			$	%
Product	$73,997	$65,399	$8,598	13.1%
Service	47,952	53,672	(5,720)	(10.7)%

Total revenue	$121,949	$119,071	$2,878	2.4%

        Product revenue is comprised of sales of our communication infrastructure products. The products typically incorporated into our trunking and communication application solutions include our GSX9000 and GSX4000 Open Services Switches and our ASX Voice Application Server. The products typically incorporated into our SBC solutions include our SBC 9000 (formerly the NBS9000), SBC 5200 (formerly the NBS5200) and new SBC 5100 Session Border Controllers. Certain of our products may be incorporated into either our trunking, communication applications or SBC solutions; these products include, but are not limited to, our PSX Policy & Routing Server, SGX Signaling Gateway, Sonus Insight Management System, ASX Access Gateway Control Function and our suite of network analytical products.

        Product revenue for the three and six months ended June 29, 2012 and June 30, 2011 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	June 29, 2012	June 30, 2011
			$	%
Trunking and communication applications	$19,063	$21,717	$(2,654)	(12.2)%
SBC	13,523	7,729	5,794	75.0%

Total product revenue	$32,586	$29,446	$3,140	10.7%

	Six months ended		Increase (decrease) from prior year
	June 29, 2012	June 30, 2011
			$	%
Trunking and communication applications	$47,323	$55,396	$(8,073)	(14.6)%
SBC	26,674	10,003	16,671	166.7%

Total product revenue	$73,997	$65,399	$8,598	13.1%

        We recognized $1.9 million of product revenue in the aggregate from six new customers in the three months ended June 29, 2012 and $2.4 million of product revenue in the aggregate from ten new customers in the six months ended June 29, 2012. We recognized $24.4 million of product revenue from a multi-year project for Bahamas Telecommunications Company Ltd. ("Bahamas Telecom") that was completed and for which all revenue recognition criteria were met in the first quarter of fiscal 2011. Bahamas Telecom was our only new customer for both products and service revenue in the six months ended June 30, 2011. New customers are those from whom we recognize revenue for the first time, although we may have had outstanding orders from such customers for several years, especially for certain multi-year projects. The timing of the completion of customer projects, revenue recognition criteria satisfaction and customer payments included in multiple element arrangements may cause our product revenue to fluctuate from one quarter to the next.

        Service revenue is primarily comprised of hardware and software maintenance and support ("maintenance revenue") and network design, installation and other professional services ("professional services revenue").

        Service revenue for the three and six months ended June 29, 2012 and June 30, 2011 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	June 29, 2012	June 30, 2011
			$	%
Maintenance	$18,705	$18,789	$(84)	(0.4)%
Professional services	6,319	3,537	2,782	78.7%

Total service revenue	$25,024	$22,326	$2,698	12.1%

	Six months ended		(Decrease) from prior year
	June 29, 2012	June 30, 2011
			$	%
Maintenance	$37,329	$37,710	$(381)	(1.0)%
Professional services	10,623	15,962	(5,339)	(33.4)%

Total service revenue	$47,952	$53,672	$(5,720)	(10.7)%

        The increase in service revenue in the three months ended June 29, 2012 compared to the three months ended June 30, 2011 is attributable to $2.8 million of higher professional services revenue, partially offset by $0.1 million of lower maintenance revenue. The decrease in service revenue in the six months ended June 29, 2012 compared to the six months ended June 30, 2011 is attributable to $0.4 million of lower maintenance revenue and $5.3 million of lower professional services revenue. In the six months ended June 30, 2011, we recognized $11.5 million of service revenue from the completion of the Bahamas Telecom project described above, comprised of $1.2 million of maintenance revenue and $10.3 million of professional services revenue. The completion of this large, multi-year project accounted for the majority of the service revenue fluctuation between the six months ended June 29, 2012 and June 30, 2011. The timing of the completion of projects for revenue recognition, customer payments and maintenance contracts may cause our services revenue to fluctuate from one quarter to the next.

        AT&T Inc. ("AT&T") contributed approximately 27% of our revenue in the three months ended June 29, 2012 and approximately 31% of our revenue in the six months ended June 29, 2012. Qwest Communications International, Inc. (now part of CenturyLink) contributed approximately 13% and AT&T contributed approximately 12% of our revenue in the three months ended June 30, 2011. Bahamas Telecom contributed approximately 30% of our revenue in the six months ended June 30, 2011. There were no other customers that contributed 10% or more of our revenue in the three or six months ended June 29, 2012 or June 30, 2011.

        International revenue was approximately 27% of our revenue in the three months ended June 29, 2012 and approximately 22% of our revenue in the three months ended June 30, 2011. International revenue was approximately 26% of our revenue in the six months ended June 29, 2012 and approximately 45% of our revenue in the six months ended June 30, 2011. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue will fluctuate from quarter to quarter and year to year.

        Our deferred product revenue was $9.4 million at June 29, 2012 and $8.9 million at December 31, 2011. Our deferred service revenue was $37.8 million at June 29, 2012 and $41.3 million at December 31, 2011. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple-element arrangements.

        Cost of Revenue/Gross Profit.    Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross profit as a percentage of revenue ("gross margin") for the three and six months ended June 29, 2012 and June 30, 2011 was as follows (in thousands, except percentages):

	Three months ended		Increase from prior year
	June 29, 2012	June 30, 2011
			$	%
Cost of revenue
Product	$11,027	$9,618	$1,409	14.6%
Service	13,788	12,218	1,570	12.8%

Total cost of revenue	$24,815	$21,836	$2,979	13.6%

Gross margin
Product	66.2%	67.3%
Service	44.9%	45.3%
Total gross margin	56.9%	57.8%

	Six months ended		(Decrease) from prior year
	June 29, 2012	June 30, 2011
			$	%
Cost of revenue
Product	$20,220	$32,779	$(12,559)	(38.3)%
Service	27,180	29,731	(2,551)	(8.6)%

Total cost of revenue	$47,400	$62,510	$(15,110)	(24.2)%

Gross margin
Product	72.7%	49.9%
Service	43.3%	44.6%
Total gross margin	61.1%	47.5%

        The decrease in product gross margin in the three months ended June 29, 2012 compared to the three months ended June 30, 2011 was primarily due to higher manufacturing operations costs, which decreased our gross margin by approximately two percentage points, partially offset by the impact of product and customer mix, which increased our product gross margin by approximately one percentage point. The increase in product gross margin in the six months ended June 29, 2012 compared to the six months ended June 30, 2011 was primarily due to lower third-party costs, which increased our product gross margin by approximately 24 percentage points, partially offset by higher manufacturing operations costs, which decreased our product gross margin by approximately one percentage point. Our product gross margin in the six months ended June 29, 2012 benefitted from the absence of third-party costs related to the Bahamas Telecom project, which was completed in the first quarter of fiscal 2011, and which had negatively impacted our product gross margin for the six months ended June 30, 2011 by approximately 20 percentage points.

        The decrease in service gross margin in the three months ended June 29, 2012 compared to the three months ended June 30, 2011 was primarily attributable to higher costs within the service organization, which decreased our service gross margin by approximately one percentage point, partially offset by lower third-party costs, which increased our service gross margin by approximately one-half of one percentage point. The decrease in service gross margin in the six months ended June 29, 2012 compared to the six months ended June 30, 2011 was primarily attributable to higher costs within the service organization, which decreased our service gross margin by approximately ten percentage points, partially offset by lower third-party costs, which increased our service gross margin by approximately nine percentage points. Our service gross margin in the six months ended June 29, 2012 benefitted from the absence of costs for the lower gross margin Bahamas Telecom project, which had negatively impacted our service gross margin for the six months ended June 30, 2011 by approximately nine percentage points. The higher costs within the service organization are primarily related to increased headcount in our customer support organization in support of our expanding customer base and new product initiatives. Our service cost of revenue is relatively fixed in advance of any particular quarter and therefore, changes in service revenue will typically have a significant impact on service gross margins.

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses for the three and six months ended June 29, 2012 and June 30, 2011 were as follows (in thousands, except percentages):

			Increase from prior year
	June 29, 2012	June 30, 2011
			$	%
Three months ended	$17,095	$15,187	$1,908	12.6%
Six months ended	$35,482	$30,795	$4,687	15.2%

        The increase in research and development expenses in the three months ended June 29, 2012 compared to the three months ended June 30, 2011 is attributable to $2.9 million of higher employee-related costs to support our product initiatives, partially offset by $1.0 million of lower expense for product development (third-party development, prototype and test equipment costs). The increase in employee-related expenses is comprised of $2.8 million of higher salary and related expenses and $0.1 million of higher stock-based compensation expense.

        The increase in research and development expenses in the six months ended June 29, 2012 compared to the six months ended June 30, 2011 is attributable to $4.8 million of higher employee-related costs, partially offset by $0.1 million of net decreases in other research and development expenses. The increase in employee-related expenses is comprised of $4.6 million of higher salary and related expenses and $0.2 million of higher stock-based compensation expense.

        Some aspects of our research and development efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our research and development expenses for fiscal 2012 will increase from fiscal 2011 levels due to our increased focus on new product development.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three and six months ended June 29, 2012 and June 30, 2011 were as follows (in thousands, except percentages):

			Increase from prior year
	June 29, 2012	June 30, 2011
			$	%
Three months ended	$18,141	$13,298	$4,843	36.4%
Six months ended	$38,726	$27,595	$11,131	40.3%

        The increase in sales and marketing expenses in the three months ended June 29, 2012 compared to the three months ended June 30, 2011 is attributable to $5.1 million of higher employee-related expenses and $0.3 million of higher marketing and trade show expenses, partially offset by $0.6 million of net decreases in other sales and marketing expenses. The higher employee-related expense is primarily attributable to higher headcount related to our continued focus on expanded geographical coverage and is comprised of $4.5 million of higher salary-related and commissions expense and $0.7 million of higher employee recruiting, travel and training expenses, partially offset by $0.1 million of lower stock-based compensation expense.

        The increase in sales and marketing expenses in the six months ended June 29, 2012 compared to the six months ended June 30, 2011 is attributable to $10.6 million of higher employee-related expenses, $0.4 million of higher marketing and trade show expenses and $0.1 million of net increases in other sales and marketing expenses. The higher employee-related expense is primarily attributable to the aforementioned higher headcount and is comprised of $8.7 million of higher salary-related and commissions expense and $2.0 million of higher employee recruiting, travel and training expenses, partially offset by $0.1 million of lower stock-based compensation expense.

        We believe that our sales and marketing expenses will increase in fiscal 2012 from fiscal 2011 levels, primarily attributable to higher personnel and related costs.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and audit and professional fees. General and administrative expenses for the three and six months ended June 29, 2012 and June 30, 2011 were as follows (in thousands, except percentages):

			Increase from prior year
	June 29, 2012	June 30, 2011
			$	%
Three months ended	$9,351	$8,197	$1,154	14.1%
Six months ended	$18,330	$16,393	$1,937	11.8%

        The increase in general and administrative expenses in the three months ended June 29, 2012 compared to the three months ended June 30, 2011 is attributable to $1.0 million of acquisition-related expenses, $0.5 million of higher employee-related expenses, $0.1 million of higher expense related to foreign currency translation and $0.1 million of net increases in other general and administrative expenses. These increases were partially offset by $0.5 million of lower audit and professional fees (legal and consulting fees unrelated to acquisitions). The acquisition-related expenses are in connection with our recent announcement that we had entered into a definitive agreement to acquire NET in a cash merger. The increase in employee-related expenses is comprised of $0.6 million of higher salary and related expenses, partially offset by $0.1 million of lower expenses for employee recruiting and training.

        The increase in general and administrative expenses in the six months ended June 29, 2012 compared to the six months ended June 30, 2011 is attributable to $1.0 million of acquisition-related expenses, $1.0 million of higher employee-related expenses, $0.5 million of higher expense related to foreign currency translation and $0.1 million of net increases in other general and administrative expenses. These increases were partially offset by $0.7 million of lower audit and professional fees. The increase in employee-related expenses is comprised of $0.8 million of higher salary and related expenses and $0.3 million of higher stock-based compensation expense, partially offset by $0.1 million of lower expenses for employee recruiting and training.

        We believe that our general and administrative expenses will increase in fiscal 2012 from fiscal 2011 levels, primarily due to acquisition-related expenses and higher employee-related expenses.

        Interest Income, net.    Interest income consists of interest earned on our cash equivalents, marketable securities and long-term investments. Interest expense primarily relates to interest on capital lease obligations. Our interest income, net, decreased $0.1 million in the three months ended June 29, 2012 compared to the three months ended June 30, 2011. Our interest income, net, decreased $0.3 million in the six months ended June 29, 2012 compared to the six months ended June 30, 2011. The decreases in the current year periods compared to the prior year periods are attributable to a lower average portfolio yield coupled with lower invested amounts in the current year period.

        Income Taxes.    We recorded provisions for income taxes of $0.6 million for the six months ended June 29, 2012 and $0.9 million for the six months ended June 30, 2011. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year.

        The provisions for income taxes for the six months ended June 29, 2012 and June 30, 2011 represent forecasted tax expense on the earnings of our foreign operations. Our effective tax rate for both three year periods was less than the statutory federal and state rates due to the existence of a valuation allowance on our domestic losses.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

        Our condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Six months ended
	June 29, 2012	June 30, 2011	Change
Net loss	$(18,163)	$(18,342)	$179
Adjustments to reconcile net loss to cash flows used in operating activities	10,118	10,091	27
Changes in operating assets and liabilities	(6,861)	(3,030)	(3,831)

Net cash used in operating activities	$(14,906)	$(11,281)	$(3,625)

Net cash provided by investing activities	$14,734	$21,291	$(6,557)

Net cash provided by financing activities	$876	$581	$295

        Our cash, cash equivalents, marketable securities and long-term investments totaled $363.7 million at June 29, 2012.

        Our operating activities used $14.9 million of cash in the six months ended June 29, 2012, compared to $11.3 million of cash used in operating activities in the six months ended June 30, 2011.

        Cash used in operating activities in the six months ended June 29, 2012 was primarily the result of higher other operating assets and inventory and lower deferred revenue, accounts payable and accrued expenses and other long-term liabilities. These amounts were partially offset by lower accounts receivable. The increase in other operating assets is primarily related to pre-payments of royalties, licenses and maintenance. The decrease in accrued expenses and other long-term liabilities primarily reflects income tax payments. The increase in inventory levels is primarily due to purchases of materials to fulfill our expected shipments in the near-term. The decrease in accounts receivable primarily reflects our continued focus on cash collections. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, used $8.0 million of cash.

        Cash used in operating activities in the six months ended June 30, 2011 was primarily the result of lower deferred revenue, accrued expenses and other long-term liabilities, and accounts payable. These amounts were offset by lower accounts receivable, inventory and other operating assets. The reduction in deferred revenue was primarily attributable to the completion of the Bahamas Telecom project for which revenue had been previously deferred. The reduction in accrued expenses and other long-term liabilities primarily related to employee compensation and related costs, including payments made in connection with our Company-wide employee incentive bonus program and payments in 2011 related to the departures in 2010 of our former President and Chief Executive Officer and our former Executive Vice President and Chief Operating Officer. The decrease in accounts receivable primarily reflects payments in the quarter combined with lower revenue in the first quarter of fiscal 2011 compared to the fourth quarter of fiscal 2010. The lower inventory levels were primarily related to the recognition of deferred cost of goods sold in connection with the completion of the Bahamas Telecom project, partially offset by increased inventory levels in anticipation of our transition to a new contract manufacturer.

        Our investing activities provided $14.7 million of cash in the six months ended June 29, 2012, comprised of $19.1 million of net maturities of marketable securities, partially offset by $4.4 million of investments in property and equipment. Our investing activities provided $21.3 million of cash in the six months ended June 30, 2011, comprised of $28.6 million of net maturities of marketable securities, partially offset by $7.3 million of investments in property and equipment.

        Our financing activities provided $0.9 million of cash in the six months ended June 20, 2012, comprised of $1.0 million of proceeds from the sale of our common stock in connection with our Amended and Restated 2000 Employee Stock Purchase Plan ("ESPP"), and $68,000 of proceeds from the exercise of stock options. These amounts were partially offset by $0.1 million of cash used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $51,000 for payments on our capital leases for office equipment. Our financing activities provided $0.6 million of cash in the six months ended June 30, 2011, comprised of $0.8 million of proceeds from the sale of our common stock in connection with our ESPP and $0.8 million of proceeds from the exercise of stock options. These amounts were partially offset by $0.9 million of cash used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $48,000 for payments on our capital leases for office equipment.

        Based on our current expectations, we believe our cash, cash equivalents, marketable securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, including our proposed cash acquisition of NET and restructuring initiatives, for at least the next 12 months. However, it is difficult to predict future liquidity requirements with certainty. The rate at which we will use cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by, among other things, the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing operations and for other general corporate activities, as well as to vigorously defend against existing and potential litigation. See Note 13 to our condensed consolidated financial statements for a description of our legal contingencies.

Recent Accounting Pronouncements

        On June 16, 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires companies to report components of comprehensive income in either: (1) a continuous statement of comprehensive income; or (2) two separate consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. On December 23, 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"), which defers certain provisions of ASU 2011-05, including the provision that requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The unaffected provisions of ASU 2011-05 became effective for us in our reporting of the first quarter of fiscal 2012. The adoption of ASU 2011-05 did not have any impact on our results of operations, financial position or cash flows.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 29, 2012.

        Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended June 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        We are a party to the legal proceedings described in Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2011 and Note 13 of this Quarterly Report on Form 10-Q. There were no material developments to these legal proceedings in the three months ended June 29, 2012, other than as set forth below.

        Regarding the Vanessa Simmonds litigation, on March 26, 2012, the U.S. Supreme Court vacated the holding of the United States Court of Appeals for the Ninth Circuit (the "Ninth Circuit") holding that petitioner's claims were not time-barred, and remanded the cases to the District Court for the Western District of Washington for proceedings consistent with the U.S. Supreme Court's opinion. On June 7, 2012, the mandate of the Ninth Circuit was formally entered. On June 11, 2012, the case was concluded when the plaintiff voluntarily dismissed the case with prejudice as to the adequacy-of-the-pre-suit demand issue, and without prejudice as to all other issues.

Item 1A.    Risk Factors

        We have revised and re-ordered our discussion of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended December 31, 2011. The following discussion includes two revised risk factors ("Restructuring activities could adversely affect our ability to execute our business strategy" and "Any future investments or acquisitions we make could be difficult to integrate, disrupt our business, dilute shareholder value and seriously harm our financial condition") and two new risk factors ("If the acquisition of NET is completed and we fail to realize the anticipated benefits from this proposed acquisition on a timely basis, or at all, our business and financial condition may be adversely affected" and "The proposed acquisition of NET may result in restructuring charges that could adversely affect the financial results of the combined company") that reflect material developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Except for the four risk factors noted above, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. For convenience, all of our risk factors are included below.

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

Restructuring activities could adversely affect our ability to execute our business strategy.

        On August 7, 2012, we adopted a restructuring initiative to streamline operations and reduce our operating costs. During fiscal 2009 and 2010 we had a number of restructuring activities, including office closings and lay-offs. These restructurings and any future restructurings, should it become necessary for us to continue to restructure our business due to worldwide market conditions or other factors that reduce the demand for our products and services, could adversely affect our ability to execute our business strategy in a number of ways, including through:

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

If the acquisition of NET is completed and we fail to realize the anticipated benefits from this proposed acquisition on a timely basis, or at all, our business and financial condition may be adversely affected.

        NET must obtain shareholder approval before we can complete the acquisition of NET. Failure to obtain such approval, or the failure of any of the other conditions to closing to be satisfied, would prevent a successful conclusion of the acquisition and could adversely affect our operating results.

        If the acquisition is completed, we may fail to realize the anticipated benefits from the acquisition on a timely basis, or at all, for a variety of reasons, including the following:

  •
  problems or delays in assimilating or transitioning to Sonus the acquired operations, systems, processes, controls, technologies, products or personnel;

  •
  loss of acquired customer accounts;

  •
  unanticipated costs associated with the acquisition;

  •
  failure to identify in the due diligence process or assess the magnitude of certain liabilities we are assuming in the acquisition, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes due, a loss of anticipated tax benefits, significant issues with product quality or development, or other adverse effects on our business, operating results or financial condition;

  •
  multiple or overlapping product lines as a result of our acquisitions that are offered, priced and supported differently, which could cause customer confusion and delays;

  •
  higher than anticipated costs in continuing support and development of acquired products;

  •
  diversion of management's attention from our core business and the challenges of managing larger and more widespread operations resulting from the acquisition;

  •
  adverse effects on existing business relationships of Sonus or NET with the respective suppliers, licensors, contract manufacturers, customers, distributors, resellers and industry experts;

  •
  significant impairment, exit and/or restructuring charges if the products or technologies acquired in the acquisition do not meet our sales expectations or are unsuccessful;

  •
  insufficient revenue to offset increased expenses associated with the acquisition;

  •
  risks associated with entering markets in which we have no or limited prior experience;

  •
  potential loss of NET's or our own employees; and/or

  •
  failure to properly integrate internal controls and financial systems of the combined companies.

        If we are not able to successfully manage these issues, the anticipated benefits and efficiencies of the proposed NET acquisition may not be realized fully or at all, or may take longer to realize than expected, and our ability to compete, our revenue and gross margins and our results of operations may be adversely affected.

The proposed acquisition of NET may result in restructuring charges that could adversely affect the financial results of the combined company.

        Assuming the proposed acquisition is completed, the financial results of the combined company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with the combination. The amount and timing of these possible charges are not yet known. The price of our common stock following the acquisition could decline to the extent the combined company's financial results are materially affected by these charges.

Any future investments or acquisitions we make could be difficult to integrate, disrupt our business, dilute shareholder value and seriously harm our financial condition.

        With the exception of the pending acquisition agreement with NET, we are not currently a party to any other pending acquisition agreements. However, we may acquire additional businesses, products or technologies in the future. Acquisitions are inherently risky and no assurance can be given that our future acquisitions will be successful or will not materially and adversely affect our business, operating results or financial condition. We expect to continue to review opportunities to acquire other businesses or technologies that would add to our existing product line, complement and enhance our current products, expand the breadth of our markets, enhance our technical capabilities or otherwise offer growth opportunities. If we make further acquisitions, we could, among other things:

  •
  issue stock that would dilute existing stockholders' percentage ownership;

  •
  incur debt or assume liabilities;

  •
  reduce significantly our cash and investments;

  •
  incur significant impairment charges related to the write-off of goodwill and intangible assets;

  •
  incur significant amortization expenses related to intangible assets; and/or

  •
  incur large and immediate write-offs for in-process research and development and stock-based compensation.

        Mergers and acquisitions are inherently risky and subject to many factors outside of our control, and we cannot be certain that we would be successful in overcoming problems in connection with our past or future acquisitions. Our inability to do so could significantly harm our business, revenues, and results of operations.

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

        Continuing turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, particularly the continuing tension in Southeast Asia, the Middle East and Africa, as well as political and economic issues in Europe continue to put pressure on global economic conditions. Our operating results and our ability to expand into other international markets may also be affected by changing economic conditions particularly germane to that sector or to particular customer markets within that sector.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We do not have any currently effective authorization to repurchase shares of our common stock. However, upon vesting of restricted stock awards, employees are permitted to return to us a portion of the newly-vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. The following table summarizes repurchases of our common stock during the second quarter of fiscal 2012, which represent shares returned to satisfy tax withholding obligations:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
March 31 through April 27, 2012	—	—	—	—
April 28 through May 25, 2012	—	—	—	—
May 26 through June 29, 2012	18,256	$2.37	—	—

Total	18,256	$2.37	—	—

Item 5.    Other Information

        The information set forth in Note 14 Subsequent Event to our Notes to Condensed Consolidated Financial Statements regarding restructuring activity adopted on August 3, 2012 is incorporated herein by reference.

Item 6.    Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of June 18, 2012, by and among Sonus Networks, Inc., Navy Acquisition Subsidiary, Inc. and Network Equipment Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K, filed June 19, 2012 with the SEC).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: August 8, 2012	SONUS NETWORKS, INC.
	By:	/s/ MAURICE CASTONGUAY Maurice Castonguay Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: August 8, 2012	SONUS NETWORKS, INC.
	By:	/s/ ELMER LAI Elmer Lai Vice President, Finance, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of June 18, 2012, by and among Sonus Networks, Inc., Navy Acquisition Subsidiary, Inc. and Network Equipment Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K, filed June 19, 2012 with the SEC).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*
Filed herewith

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 17 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.