Form 10-Q
period 2012-09-28
SONUS NETWORKS INC
filed 2012-11-07
CIK 1105472

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2012
OR
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

        As of October 25, 2012, there were 280,753,124 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 28, 2012

		Page
Cautionary Note Regarding Forward-Looking Statements		3
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Condensed Consolidated Balance Sheets as of September 28, 2012 and December 31, 2011 (unaudited)	4
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 28, 2012 and September 30, 2011 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months ended September 28, 2012 and September 30, 2011 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 28, 2012 and September 30, 2011(unaudited)	7
	Notes to Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65
Item 6.	Exhibits	66
	Signatures	67
	Exhibit Index	68

Cautionary Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this report are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward looking statements contain these identifying words. Examples of forward-looking statements include, but are not limited to, statements regarding the following: plans, objectives, goals, strategies, future events or performance, trends, investments, customer growth, operational performance and costs, liquidity and financial positions, competition, estimated expenditures and investments, impacts of laws, rules and regulations, revenues and earnings, performance and other statements that are other than statements of historical facts. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. They are neither statements of historical fact nor guarantees or assurances of future performance. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, the timing of our recognition of revenues; our ability to recruit and retain key personnel; difficulties supporting our new strategic focus on channel sales; difficulties retaining and expanding our customer base; difficulties leveraging market opportunities; restructuring activities; our ability to realize benefits from acquisitions (including our acquisition of Network Equipment Technologies, Inc.); litigation; actions taken by significant stockholders; difficulties providing solutions that meet the needs of customers; market acceptance of our products and services; rapid technological and market change; our ability to protect our intellectual property rights; our ability to maintain partner, reseller, distribution and vendor support and supply relationships; higher risks in international operations and markets; the impact of increased competition; currency fluctuations; changes in the market price of our common stock; and/or failure or circumvention of our controls and procedures.

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

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

SONUS NETWORKS, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	September 28, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$72,608	$105,451
Marketable securities	206,614	224,090
Accounts receivable, net of allowance for doubtful accounts of $0 at September 28, 2012 and December 31, 2011	46,638	53,126
Inventory	21,253	15,434
Deferred income taxes	751	486
Other current assets	21,605	12,246

Total current assets	369,469	410,833
Property and equipment, net	25,452	22,084
Intangible assets, net	17,106	1,200
Goodwill	34,563	5,062
Investments	24,058	55,427
Deferred income taxes	1,708	1,137
Other assets	14,464	8,972

	$486,820	$504,715

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,114	$12,754
Accrued expenses	24,313	21,620
Current portion of deferred revenue	32,722	38,565
Current portion of convertible subordinated note	8,120	—
Current portion of other long-term liabilities	1,469	1,275

Total current liabilities	80,738	74,214
Deferred revenue	9,568	11,601
Long-term portion of convertible subordinated note	2,380	—
Other long-term liabilities	3,471	3,599

Total liabilities	96,157	89,414

Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized; 280,524,050 shares issued and outstanding at September 28, 2012 and 279,318,396 shares issued and outstanding at December 31, 2011	281	279
Additional paid-in capital	1,319,113	1,309,919
Accumulated deficit	(935,986)	(902,204)
Accumulated other comprehensive income	7,255	7,307

Total stockholders' equity	390,663	415,301

	$486,820	$504,715

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Revenue:
Product	$33,520	$41,892	$107,517	$107,291
Service	23,529	24,461	71,481	78,133

Total revenue	57,049	66,353	178,998	185,424

Cost of revenue:
Product	11,768	11,504	31,988	44,283
Service	12,839	12,633	40,019	42,364

Total cost of revenue	24,607	24,137	72,007	86,647

Gross profit	32,442	42,216	106,991	98,777

Operating expenses:
Research and development	15,612	16,231	51,094	47,026
Sales and marketing	17,613	14,651	56,339	42,246
General and administrative	7,939	10,133	25,302	26,526
Acquisition-related	4,090	—	5,057	—
Restructuring	1,992	—	1,992	—

Total operating expenses	47,246	41,015	139,784	115,798

Income (loss) from operations	(14,804)	1,201	(32,793)	(17,021)
Interest income, net	20	269	457	1,036
Other expense, net	(2)	—	(2)	—

Income (loss) before income taxes	(14,786)	1,470	(32,338)	(15,985)
Income tax (provision) benefit	(833)	439	(1,444)	(448)

Net income (loss)	$(15,619)	$1,909	$(33,782)	$(16,433)

Earnings (loss) per share:
Basic	$(0.06)	$0.01	$(0.12)	$(0.06)
Diluted	$(0.06)	$0.01	$(0.12)	$(0.06)
Shares used to compute earnings (loss) per share:
Basic	280,145	278,721	279,854	278,286
Diluted	280,145	279,324	279,854	278,286

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

(unaudited)

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Net income (loss)	$(15,619)	$1,909	$(33,782)	$(16,433)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	119	472	(76)	524
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	127	(147)	24	12

	246	325	(52)	536

Comprehensive income (loss)	$(15,373)	$2,234	$(33,834)	$(15,897)

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended
	September 28, 2012	September 30, 2011
Cash flows from operating activities:
Net loss	$(33,782)	$(16,433)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization of property and equipment	9,081	8,721
Amortization of intangible assets	904	300
Stock-based compensation	6,540	6,308
Loss on disposal of property and equipment	23	14
Changes in operating assets and liabilities:
Accounts receivable	13,020	8,762
Inventory	(3,868)	19,113
Other operating assets	(4,998)	9,763
Accounts payable	(1,753)	(7,234)
Accrued expenses and other long-term liabilities	(3,625)	(12,046)
Deferred revenue	(9,624)	(33,477)

Net cash used in operating activities	(28,082)	(16,209)

Cash flows from investing activities:
Purchases of property and equipment	(7,792)	(10,962)
Business acquisition, net of cash acquired	(35,508)	—
Purchases of marketable securities	(139,917)	(152,402)
Sale/maturities of marketable securities	200,380	192,769

Net cash provided by investing activities	17,163	29,405

Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	1,693	1,513
Proceeds from exercise of stock options	151	818
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(169)	(1,245)
Principal payments of capital lease obligations	(87)	(66)
Settlement of redeemable convertible subordinated debentures	(23,704)	—

Net cash (used in) provided by financing activities	(22,116)	1,020

Effect of exchange rate changes on cash and cash equivalents	192	(445)

Net (decrease) increase in cash and cash equivalents	(32,843)	13,771
Cash and cash equivalents, beginning of year	105,451	62,501

Cash and cash equivalents, end of period	$72,608	$76,272

Supplemental disclosure of cash flow information:
Interest paid	$638	$8
Income taxes paid	$1,958	$853
Income tax refunds received	$42	$564
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$861	$803
Property and equipment acquired under operating lease	$40	$59
Business acquisition purchase consideration—assumed equity awards	$892	$—

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(1) BASIS OF PRESENTATION

Business

        Sonus Networks, Inc. ("Sonus" or the "Company") was incorporated in 1997 and is a leading provider of next-generation session initiation protocol ("SIP")-based solutions, including Voice over Internet Protocol ("VoIP"), video and Unified Communications ("UC") through secure, reliable and scalable Internet Protocol ("IP") networks. The Company's infrastructure solutions allow efficient and reliable delivery of voice and multimedia sessions IP networks while allowing customers to manage the flows of such sessions in their networks using business policies.

        The Company's target customers comprise both service providers and enterprises utilizing both direct and indirect sales channels. Customers and prospective customers in the service provider space are traditional and emerging communications providers, including long distance carriers, local exchange carriers, Internet service providers, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers. Enterprise customers and target enterprise customers include financial institutions, retailers, state and local governments, and other multinational corporations. The Company collaborates with its customers to identify and develop new, advanced services and applications that can help to reduce costs, improve productivity and generate new revenue.

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

        Effective in fiscal 2012, the Company began to report its first, second and third quarters on a 4-4-5 basis, with the quarter ending on the Friday closest to the last day of each third month. In fiscal 2012, the Company's first quarter ended on March 30, 2012, the second quarter ended on June 29, 2012 and the third quarter ended on September 28, 2012. The Company's year-end will continue to be December 31.

        Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2011 ("Annual Report") filed on February 24, 2012 with the SEC.

        On August 24, 2012, the Company completed the acquisition of Network Equipment Technologies, Inc. ("NET"). The financial results of NET have been included in the Company's condensed consolidated financial statements for the period subsequent to its acquisition.

        The Company reported acquisition-related expenses of approximately $967,000 as a component of general and administrative expenses in the three and six months ended June 29, 2012. Effective with its reporting for the three and nine months ended September 28, 2012, the Company is reporting acquisition-related expenses as a separate component of operating expenses in the condensed

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(1) BASIS OF PRESENTATION (Continued)

consolidated statements of operations and has reclassified the prior period amount to conform to this presentation.

Significant Accounting Policies

        The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report filed on February 24, 2012. There were no significant changes to the significant accounting policies during the nine months ended September 28, 2012 with the exception of the policy below:

        Business Combinations.    The Company recognizes identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed and represents the expected future economic benefits arising from other assets acquired in the business combination that are not individually identified and separately recognized. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill to the extent that it identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.

Principles of Consolidation

        The condensed consolidated financial statements include the accounts of Sonus and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates and Judgments

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these financial statements include revenue recognition for multiple element arrangements, goodwill and intangible asset valuations, estimated lives of intangible assets, inventory valuations, assumptions used to determine the fair value of stock-based compensation, legal contingencies and recoverability of Sonus' net deferred tax assets and the related valuation allowances. Sonus regularly assesses these estimates and records changes in estimates in the period in which they become known. Sonus bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(1) BASIS OF PRESENTATION (Continued)

Fair Value of Financial Instruments

        The carrying amounts of the Company's financial instruments, which include cash equivalents, marketable securities, investments, accounts receivable, accounts payable, debt and other long-term liabilities, approximate their fair values.

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

(2) ACQUISITION OF NET

        On August 24, 2012 (the "NET Acquisition Date"), the Company acquired all of the outstanding common stock of NET for cash consideration of $41.5 million, or $1.35 per share of NET common stock. The acquisition was effected through a merger of a wholly-owned subsidiary of the Company into NET with NET surviving the merger as a wholly-owned subsidiary of the Company. NET is a provider of networking equipment focused on secure real-time communications for UC, SIP trunking, enterprise mobility and IP-based multi-service networking. The Company acquired NET to enhance its position as an enabler of cloud-based UC. The acquisition of NET expands the Company's portfolio of Session Border Controller ("SBC") solutions for enterprise customers and is expected to bring engineering resources, broader channel capability and a broad U.S. federal government installed base to leverage into SIP-enabled platforms.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(2) ACQUISITION OF NET (Continued)

        The transaction has been accounted for as a business combination and the financial results of NET have been included in the Company's condensed consolidated financial statements for the period subsequent to its acquisition. The Company's financial results for both the three and nine months ended September 28, 2012 include $7.2 million of revenue and $2.0 million of net loss attributable to NET for the period subsequent to its acquisition.

        As of September 28, 2012, the valuation of acquired assets, identifiable intangible assets, uncertain tax liabilities and certain accrued liabilities is preliminary. The Company is in the process of investigating the facts and circumstances existing as of the NET Acquisition Date in order to finalize its valuation. Based on the preliminary purchase price allocation, the Company recorded $29.5 million of goodwill, which is primarily due to expected synergies between the combined companies and expanded market opportunities with broader SBC product solution offerings.

        The acquisition was accounted for as a nontaxable business combination and the Company carried over the existing tax basis of the acquired assets and assumed liabilities. The Company concluded that there was insufficient positive evidence to overcome the more objective evidence of cumulative losses and accordingly, a valuation allowance against these assets has been recorded in purchase accounting. As further described in Note 14, following the acquisition, the Company intends to elect under Section 338(g) of the Internal Revenue Code to have the transaction treated as an asset acquisition (i.e., a taxable transaction) and therefore the goodwill will be deductible for tax purposes over 15 years.

        A summary of the preliminary allocation of the purchase consideration for NET is as follows (in thousands):

Fair value of consideration transferred:
Cash, net of cash acquired	$35,508
Fair value of equity awards assumed (see Note 11)	892

Fair value of total consideration	$36,400

Fair value of assets acquired and liabilities assumed:
Marketable securities	$5,359
Deferred income taxes	804
Other current assets	12,095
Property and equipment	4,694
Noncurrent investments	10,167
Intangible assets	16,810
Goodwill	29,501
Other noncurrent assets	1,843
Current liabilities	(9,993)
Debt	(34,208)
Other long-term liabilities	(672)

$36,400

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(2) ACQUISITION OF NET (Continued)

        The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the acquired customer relationships and developed technology intangible assets. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company's estimates of contract renewal, technology attrition and revenue growth projections. The Company is amortizing the identifiable intangible assets either on a straight line basis or in relation to the expected cash flows from the individual intangible assets over their respective useful lives (see Note 7).

        The identifiable intangible assets as of the NET Acquisition Date are as follows (in thousands):

Developed technology	$9,080
Customer relationships	$6,140
Order backlog	$860
Internal use software	$730

Pro Forma Results

        The following unaudited pro forma information presents the condensed combined results of operations of the Company and NET for the three and nine months ended September 28, 2012 and September 30, 2011 as if the acquisition of NET had been completed on January 1, 2011 with adjustments to give effect to pro forma events that are directly attributable to the acquisition. These pro forma adjustments include a reduction of historical NET revenue for the fair value adjustment related to acquired deferred revenue, an increase in amortization expense for the acquired identifiable intangible assets, a decrease in historical NET interest expense reflecting the extinguishment of NET's debt as a result of the acquisition, and the elimination of transaction costs included in the Company's and NET's historical results, directly attributable to the acquisition from the three and nine months ended September 28, 2012 and inclusion of such costs in the nine months ended September 30, 2011.

        The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and NET. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Revenue	$63,358	$82,484	$207,847	$224,789
Net loss	$(15,263)	$(6,777)	$(48,861)	$(51,919)
Loss per share	$(0.05)	$(0.02)	$(0.17)	$(0.19)

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(2) ACQUISITION OF NET (Continued)

Acquisition-Related Costs

        Acquisition-related costs include those costs related to the acquisition that would otherwise not have been incurred by the Company. These costs include professional and services fees, such as legal, audit, consulting, paying agent and other fees; and expenses related to cash payments to former NET executives under their NET change of control agreements.

        The components of acquisition-related costs included in our results of operations for the three and nine months ended September 28, 2012 are as follows (in thousands):

	Three months ended September 28, 2012	Nine months Ended September 28, 2012
Professional and services fees	$2,048	$3,015
Change of control agreements	2,042	2,042

	$4,090	$5,057

        The Company did not record any acquisition-related costs in either the three or nine months ended September 30, 2011.

(3) REVENUE RECOGNITION

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

        Beginning January 1, 2011, the Company adopted the provisions of ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements ("ASU 2009-13") and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements ("ASU 2009-14") for new and materially modified arrangements that contain tangible products

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(3) REVENUE RECOGNITION (Continued)

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

        The Company establishes VSOE based upon the price charged when the same element is sold separately or established by management having the relevant pricing authority. The Company has VSOE for its maintenance and support services and certain professional services. When VSOE exists it is used to determine the selling price of a deliverable. The Company has not been able to establish VSOE of any of its products and for certain of its services because the Company has not sold such products or services on a stand-alone basis, has not priced its products or services within a narrow range, or has limited sales history.

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

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(3) REVENUE RECOGNITION (Continued)

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

(4) EARNINGS (LOSS) PER SHARE

        The calculations of shares used to compute basic and diluted earnings (loss) per share for the three and nine months ended September 28, 2012 and September 30, 2011 were as follows (in thousands):

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Weighted average shares outstanding—basic	280,145	278,721	279,854	278,286
Potential dilutive common shares	—	603	—	—

Weighted average shares outstanding—diluted	280,145	279,324	279,854	278,286

        Options to purchase the Company's common stock and unvested shares of restricted stock aggregating 27.2 million shares of common stock have not been included for the three and nine months ended September 28, 2012 because their effect would have been antidilutive. Options to purchase the Company's common stock aggregating approximately 17.8 million shares of common stock have not been included in the computation of diluted earnings per share for the three months ended September 30, 2011 because the options' exercise prices were greater than the average market price of the Company's common stock and their effect would have been antidilutive. Options to purchase the Company's common stock, unvested shares of restricted stock and unvested performance-based stock awards aggregating approximately 21.4 million shares of common stock have not been included for the nine months ended September 30, 2011 because their effect would have been antidilutive.

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

        The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt and equity securities and investments at September 28, 2012 and December 31, 2011 were comprised of the following (in thousands):

	September 28, 2012
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$45,009	$—	$—	$45,009

Marketable securities
U.S. government agency notes	$66,711	$20	$(1)	$66,730
Foreign government notes	3,753	2	—	3,755
Corporate debt securities	113,503	77	(9)	113,571
Commercial paper	5,484	10	—	5,494
Certificates of deposit	17,050	16	(2)	17,064

	$206,501	$125	$(12)	$206,614

Investments
U.S. government agency notes	$16,611	$25	$—	$16,636
Corporate debt securities	6,391	18	(8)	6,401
Asset-backed securities	1,022	2	(3)	1,021

	$24,024	$45	$(11)	$24,058

	December 31, 2011
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$63,105	$—	$—	$63,105

Marketable securities
U.S. government agency notes	$106,631	$100	$(4)	$106,727
Foreign government notes	1,770	1	—	1,771
Corporate debt securities	73,218	52	(20)	73,250
Commercial paper	22,787	1	(1)	22,787
Certificates of deposit	19,548	8	(1)	19,555

	$223,954	$162	$(26)	$224,090

Investments
U.S. government agency notes	$44,144	$4	$(18)	$44,130
Corporate debt securities	11,296	9	(8)	11,297

	$55,440	$13	$(26)	$55,427

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

        The following table shows the fair value of the Company's financial assets at September 28, 2012 and December 31, 2011. These financial assets are comprised of the Company's available-for-sale debt

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(5) CASH EQUIVALENTS, MARKETABLE SECURITIES AND LONG-TERM INVESTMENTS (Continued)

and equity securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the condensed consolidated balance sheets (in thousands):

		Fair value measurements at September 28, 2012 using:
	Total carrying value at September 28, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$45,009	$45,009	$—	$—

Marketable securities
U.S. government agency notes	$66,730	$—	$66,730	$—
Foreign government notes	3,755	—	3,755	—
Corporate debt securities	113,571	—	113,571	—
Commercial paper	5,494	—	5,494	—
Certificates of deposit	17,064	—	17,064	—

	$206,614	$—	$206,614	—

Investments
U.S. government agency notes	$16,636	$—	$16,636	$—
Corporate debt securities	6,401	—	6,401	—
Asset-backed securities	1,021	—	1,021	—

	$24,058	$—	$24,058	$—

		Fair value measurements at December 31, 2011 using:
	Total carrying value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$63,105	$63,105	$—	$—

Marketable securities
U.S. government agency notes	$106,727	$—	$106,727	$—
Foreign government notes	1,771	—	1,771	—
Corporate debt securities	73,250	—	73,250	—
Commercial paper	22,787	—	22,787	—
Certificates of deposit	19,555	—	19,555	—

	$224,090	$—	$224,090	$—

Investments
U.S. government agency notes	$44,130	$—	$44,130	$—
Corporate debt securities	11,297	—	11,297	—

	$55,427	$—	$55,427	$—

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

(6) INVENTORY

        Inventory at September 28, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 28, 2012	December 31, 2011
On-hand final assemblies and finished goods inventories	$16,565	$11,556
Deferred cost of goods sold	8,008	6,689

	24,573	18,245
Less current portion	(21,253)	(15,434)

Noncurrent portion (included in Other assets)	$3,320	$2,811

(7) INTANGIBLE ASSETS AND GOODWILL

        Intangible assets, net, at September 28, 2012 and December 31, 2011 consisted of the following (in thousands):

September 28, 2012	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Intellectual property	5.00	$2,999	$2,099	$900
Developed technology	5.90	9,080	183	8,897
Customer relationships	5.30	6,140	175	5,965
Order backlog	0.33	860	216	644
Internal use software	2.00	730	30	700

Total	4.78	$19,809	$2,703	$17,106

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(7) INTANGIBLE ASSETS AND GOODWILL (Continued)

December 31, 2011	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Intellectual property	5.00	$2,999	$1,799	$1,200

        Amortization expense for intangible assets for the three and nine months ended September 28, 2012 and September 30, 2011 was as follows (in thousands):

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011	Statement of operations classification
Intellectual property	$100	$100	$300	$300	Research and development
Developed technology	183	—	183	—	Cost of revenue—product
Customer relationships	175	—	175	—	Sales and marketing
Order backlog	216	—	216	—	Cost of revenue—product
Internal use software	30	—	30	—	Cost of revenue—product

	$704	$100	$904	$300

        Estimated future amortization expense for intangible assets recorded by the Company at September 28, 2012 is as follows (in thousands):

Remainder of 2012	$1,910
2013	4,868
2014	3,635
2015	2,205
2016	1,933
2017	1,900
Thereafter	655

$17,106

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(7) INTANGIBLE ASSETS AND GOODWILL (Continued)

        Goodwill is recorded when the consideration in a business combination exceeds the fair value of net tangible and identifiable intangible assets acquired. The changes in the carrying value of the Company's goodwill in the nine months ended September 28, 2012 are as follows (in thousands):

Balance at January 1, 2012:
Goodwill	$8,168
Accumulated impairment losses	(3,106)

5,062
Acquisition of NET	29,501

Balance at September 28, 2012	$34,563

        There were no changes in the carrying value of the Company's goodwill in the nine months ended September 30, 2011.

(8) ACCRUED EXPENSES

        Accrued expenses at September 28, 2012 and December 31, 2011 consisted of the following (in thousands):

	September 28, 2012	December 31, 2011
Employee compensation and related costs	$14,551	$13,782
Other	9,762	7,838

	$24,313	$21,620

(9) RESTRUCTURING ACCRUAL

        On August 7, 2012, the Company announced that it had committed to a restructuring initiative to streamline operations and reduce operating costs by closing and consolidating certain facilities and reducing its worldwide workforce. In connection with this initiative, the Company reduced its workforce by approximately 90 people, or approximately 8% of employees worldwide. As part of this initiative, the Company recorded $2.0 million of restructuring expense in the three months ended September 28, 2012, comprised of $1.9 million for severance and related costs and $0.1 million to consolidate its offices in France. Restructuring expense is reported separately in the Company's condensed consolidated statements of operations. The Company expects to complete the payments related to severance in the fourth quarter of fiscal 2012 and the payments related to facilities in the second

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(9) RESTRUCTURING ACCRUAL (Continued)

quarter of fiscal 2013. The table below summarizes the restructuring accrual activity for the nine months ended September 28, 2012:

	Initiatives charged to expense	Cash payments	Foreign exchange	Balance at September 28, 2012
Severance	$1,923	$(1,649)	$—	$274
Facilities	69	—	1	70

	$1,992	$(1,649)	$1	$344

(10) DEBT

        In connection with the Company's acquisition of NET, the Company assumed NET's 3 3/4% Convertible Senior Notes due December 15, 2014 and 7 1/4% Redeemable Convertible Subordinated Debentures due May 15, 2014 outstanding at the NET Acquisition Date, subject to the transactions discussed below.

3 3/4% Convertible Senior Notes

        In December 2007, NET issued $85.0 million of 3 3/4% Convertible Senior Notes due December 15, 2014 in a private placement, of which $10.5 million in principal remained outstanding at both the NET Acquisition Date and September 28, 2012 (the "Senior Notes"). The Senior Notes bear interest at a rate of 3 3/4% per annum and are set to contractually mature on December 15, 2014. The Senior Notes are unsecured senior obligations, ranking equal in right of payment to all existing and future senior indebtedness, and senior in right of payment to any existing and future subordinated indebtedness. The Senior Notes are not redeemable by the Company prior to the stated maturity date.

        As provided by the Senior Notes' original terms, upon the occurrence of an acquisition, a holder may require NET to purchase for cash all or any part of its notes at a purchase price equal to 100% of the principal amount plus any accrued and unpaid interest (including additional interest, if any) up until, but not including, the fundamental change purchase date. Certain holders of the Senior Notes invoked such put right which resulted in NET being required to repurchase $8.1 million of aggregate principal amounts associated with the Senior Notes in October 2012. As a result of this put right being enacted upon consummation of the acquisition of NET by the Company, such Senior Notes have been classified as a current liability within the condensed consolidated balance sheet as of September 28, 2012. The remaining $2.4 million in aggregate principal amount is due in 2014 and has therefore been classified within long-term liabilities in the condensed consolidated balance sheet, as neither NET nor the holders of the Senior Notes can contractually repurchase or require repurchase prior to maturity.

7 1/4% Redeemable Convertible Subordinated Debentures

        In May 1989, NET issued $75.0 million of 7 1/4% Redeemable Convertible Subordinated Debentures due May 15, 2014, of which $23.7 million in aggregate principal amount remained outstanding as of the NET Acquisition Date (the "Debentures"). The Debentures bore interest at a rate of 7 1/4% per annum and were contractually set to mature on May 15, 2014. Each Debenture is redeemable at any time at

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(10) DEBT (Continued)

the option of NET at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest to the redemption date. The Debenture holders were entitled to a sinking fund which began May 15, 2000, of 14 annual payments of 5% of the aggregate principal amount of Debentures issued ($3.8 million annually), which is reduced by any redemptions or conversions that have occurred to date. As a result of previous redemptions by NET prior to the consummation of the NET acquisition, the total remaining sinking fund requirement was $1.2 million as of the NET Acquisition Date.

        On August 24, 2012, NET notified all remaining holders of the Debentures that NET had elected to redeem the entire outstanding aggregate principal amount effective September 26, 2012. On such date NET paid the aggregate principal amount of $23.7 million plus $0.6 million in accrued interest to the holders of the Debentures and accordingly, at September 28, 2012, no obligation remained in connection with the Debentures.

(11) STOCK-BASED COMPENSATION PLANS

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

        In connection with the acquisition of NET, the Company assumed NET's 2008 Equity Incentive Plan (the "2008 Plan"), which provides for the award of stock options, stock appreciation rights, restricted stock, performance-based awards and restricted stock units ("RSUs") to Sonus employees who were previously NET employees and Sonus employees hired after the NET Acquisition Date. Outstanding in-the-money stock options and unvested RSUs held by NET employees (the "NET stock options" and the "NET RSUs") and the number of shares available for grant under the 2008 Plan were converted to like Sonus equity awards (the "converted awards") using a conversion factor of 0.75, which was calculated based on the acquisition consideration of $1.35 per share of NET common stock divided by the average of the closing price of Sonus common stock for the ten consecutive trading days ending with the third trading day that preceded the closing date. This conversion factor was also used to convert the exercise price of the NET stock options to a Sonus stock option exercise price. The converted awards will vest under the same schedules as the respective NET stock options and NET RSUs.

        The fair values of the NET stock options assumed were estimated using a Black-Scholes option pricing model. The Company recorded $0.9 million as additional purchase consideration for the fair value of the assumed equity awards. The fair value of the assumed awards attributable to future stock-based compensation expense totaled $0.4 million, which is being recorded over a weighted average period of approximately eight months.

        On August 7, 2012, the Company and Raymond P. Dolan, the Company's President and Chief Executive Officer ("Mr. Dolan") executed a letter agreement (the "Amendment") amending the terms and conditions of Mr. Dolan's employment agreement of October 8, 2010 as amended on February 13,

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(11) STOCK-BASED COMPENSATION PLANS (Continued)

2011 (the "Agreement"). Under the terms of the Amendment, Mr. Dolan elected to accept shares of restricted stock (the "Salary Shares") in lieu of base salary through December 31, 2012. Mr. Dolan also elected to receive his fiscal year 2012 target bonus, if earned, in the form of restricted shares ("Bonus Shares").

        The Company granted Mr. Dolan 108,398 Salary Shares, which have a total grant date fair value equal to the balance of Mr. Dolan's base salary for the year ending December 31, 2012, calculated by dividing Mr. Dolan's remaining base salary for the year by $1.78, the closing price of the Company's common stock on the date of grant. The Salary Shares will vest on December 31, 2012, contingent upon Mr. Dolan's continued employment with the Company or termination in accordance with the Agreement. The Company will record compensation expense related to these awards ratably over the remaining vesting period through December 31, 2012. The Salary Shares are included in the amount reported as "Granted" in the Restricted Stock Awards table below.

        The Company granted Mr. Dolan 421,348 Bonus Shares, which equals Mr. Dolan's target bonus at the maximum level of achievement (150% of Mr. Dolan's annual base salary), divided by $1.78, the closing price of the Company's common stock on the date of grant. The Company is recording stock-based compensation expense for the Bonus Shares commensurate with the expected achievement level represented by the Company's accrual for its company-wide cash bonus program, as the performance metrics for each are consistent. The Bonus Shares are included in the amount reported as "Granted" in the Performance-Based Stock Awards table below.

Stock Options

        The activity related to the Company's outstanding stock options during the nine months ended September 28, 2012 was as follows:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2012	22,627,885	$3.82
Granted	6,034,883	$2.67
NET outstanding options converted to Sonus options	994,800	$1.11
Exercised	(113,164)	$1.39
Forfeited	(2,063,146)	$2.85
Expired	(1,275,244)	$4.90

Outstanding at September 28, 2012	26,206,014	$3.49	6.31	$816

Vested or expected to vest at September 28, 2012	24,524,258	$3.55	6.14	$805
Exercisable at September 28, 2012	13,362,153	$4.36	3.95	$539

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(11) STOCK-BASED COMPENSATION PLANS (Continued)

        The grant date fair value of stock options granted in the three and nine months ended September 28, 2012 was estimated using the Black-Scholes valuation model with the following assumptions:

	Three months ended September 28, 2012	Nine months ended September 28, 2012
Risk-free interest rate	0.67%	0.67%–0.89%
Expected dividend yield	—	—
Weighted average volatility	66.51%	67.58%
Expected life (years)	4.5	4.5

        Additional information regarding the Company's stock options is as follows:

	Three months ended September 28, 2012	Nine months ended September 28, 2012
Weighted average grant date fair value of stock options granted	$1.10	$1.43
Total intrinsic value of stock options exercised (in thousands)	$64	$96
Cash received from the exercise of stock options (in thousands)	$83	$151

Restricted Stock Grants—Restricted Stock Awards and Restricted Stock Units

        The Company's outstanding restricted stock grants consist of both restricted stock awards ("RSAs") and RSUs. The Company has no unvested RSUs other than those converted in connection with the NET acquisition. The activity related to the Company's unvested restricted stock grants for the nine months ended September 28, 2012 was as follows:

	Shares	Weighted average grant-date fair value
Unvested balance at January 1, 2012	602,403	$2.38
Granted	845,344	$2.67
Unvested NET RSUs converted to Sonus RSUs	82,110	$1.86
Vested	(335,000)	$2.75
Forfeited	(195,131)	$2.90

Unvested balance at September 28, 2012	999,726	$2.36

        The total fair value of restricted stock grant shares that vested during the nine months ended September 28, 2012 was $0.9 million.

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(11) STOCK-BASED COMPENSATION PLANS (Continued)

Performance-Based Stock Awards

        The activity related to the Company's performance stock awards for the nine months ended September 28, 2012 was as follows:

	Shares	Weighted average grant-date fair value
Unvested balance at January 1, 2012	1,715,056	$3.08
Granted	421,348	$1.78
Vested	—	—
Forfeited	(1,715,056)	$3.08

Unvested balance at September 28, 2012	421,348	$1.78

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

        There are 2.0 million shares of the Company's common stock that are not included in the table above. As of September 28, 2012, the Company had established performance conditions for these awards; however, due to the level of discretion that the Compensation Committee has in determining the final number of shares earned under each performance-based award, the grant date criteria have not been met and accordingly, these shares are not reported as "granted" in the table above. The Company is recording stock-based compensation expense over the requisite service period for these awards based upon the most probable outcome of the performance conditions as set forth within each agreement. The Company recorded expense of $0.2 million in the three months ended September 28, 2012.

Stock-Based Compensation

        The condensed consolidated statements of operations include stock-based compensation for the three and nine months ended September 28, 2012 and September 30, 2011 as follows (in thousands):

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Product cost of revenue	$41	$100	$130	$317
Service cost of revenue	211	258	595	1,032
Research and development	524	505	1,773	1,565
Sales and marketing	500	408	1,458	1,468
General and administrative	1,124	796	2,584	1,926

	$2,400	$2,067	$6,540	$6,308

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(11) STOCK-BASED COMPENSATION PLANS (Continued)

        There was no income tax benefit for employee stock-based compensation expense for the nine months ended September 28, 2012 or September 30, 2011 due to the income tax valuation allowance recorded.

        At September 28, 2012, there was $15.7 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards. This expense is expected to be recognized over a weighted average period of approximately three years.

(12) MAJOR CUSTOMERS

        The following customers each contributed 10% or more of the Company's revenue in at least one of the three and nine month periods ended September 28, 2012 and September 30, 2011:

	Three months ended		Nine months ended
Customer	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
AT&T	*	22%	24%	13%
Bahamas Telecommunications Company Ltd.	*	*	*	20%
Level 3 Communications	12%	*	*	*

*
Represents less than 10% of revenue

        At September 28, 2012, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 11% of total accounts receivable. At December 31, 2011, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 21% of the Company's total accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(13) GEOGRAPHIC INFORMATION

        The Company's classification of revenue by geographic area is determined by the location to which the product is shipped or where the services are performed. The following table summarizes revenue by

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(13) GEOGRAPHIC INFORMATION (Continued)

geographic area as a percentage of total revenue for the three and nine months ended September 28, 2012 and September 30, 2011:

	Three months ended		Nine months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
United States	76%	63%	75%	58%
Japan	*	6	9	7
Other Asia Pacific	10	3	5	1
Europe, Middle East and Africa	13	26	10	13
Other	1	2	1	21

	100%	100%	100%	100%

*
Represents less than 1% of revenue

        Bahamas Telecommunications Company Ltd. ("Bahamas Telecom") accounted for approximately 20% of the Company's revenue in the nine months ended September 30, 2011. Bahamas Telecom is located in the Caribbean and is included as a component of "Other" in the table above.

        International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next, and accordingly, historical data may not be indicative of future periods.

(14) INCOME TAXES

        The Company's income tax provisions for the nine months ended September 28, 2012 and September 30, 2011 reflect the Company's estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full fiscal year. The estimated effective rates for the nine months ended September 28, 2012 and September 30, 2011 do not include any benefit for the Company's domestic losses, as the Company has concluded that a valuation allowance on any domestic benefit is required.

        The acquisition of NET was accounted for as a nontaxable business combination and the Company carried over the existing tax basis of the acquired assets and liabilities. Deferred taxes were recorded as part of the business combination based on the differences between the tax basis of the acquired assets or liabilities and their reported amounts for financial reporting purposes. The Company concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to cumulative losses and other factors. Accordingly, the Company recorded a valuation allowance against the majority of the acquired deferred tax assets.

        Following the acquisition, the Company intends to unilaterally elect under Section 338(g) of the Internal Revenue Code to have the transaction treated as an asset acquisition (i.e., a taxable transaction). The election is not considered part of the business combination and resulted in a step-up in the acquired assets and liabilities to fair market value for tax purposes. During the quarter ended September 28, 2012 as a result of the election, the Company reversed all of the deferred taxes related to the NET's assets, liabilities and net operating loss carryovers and the related valuation allowance

SONUS NETWORKS, INC.

Notes to Condensed Consolidated Financial Statements (Continued)

(Unaudited)

(14) INCOME TAXES (Continued)

that were recorded in the business combination. Any resulting taxable gain from the election will be fully offset by NET's operating loss carryovers and no taxes will be payable by the Company as a result of the election.

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

        On April 5, 2011, the plaintiff filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit's December 2, 2010 decision relating to the adequacy of the pre-suit demand. On April 15, 2011, underwriter defendants filed a Petition for Writ of Certiorari with the U.S. Supreme Court seeking reversal of the Ninth Circuit's December 2, 2010 decision relating to the statute of limitations issue. On June 27, 2011, the U.S. Supreme Court denied the plaintiff's petition regarding the demand issue and granted the underwriter defendants' petition relating to the statute of limitations issue. Oral arguments on underwriters' petition were heard on November 29, 2011. On March 26, 2012, the U.S. Supreme Court vacated the Ninth Circuit's holding that petitioner's claims were not time-barred, and remanded the cases to the Western District Court for proceedings consistent with the U.S. Supreme Court's opinion. On June 7, 2012, the mandate of the Ninth Circuit was formally entered. On June 11, 2012, the case was concluded when the plaintiff voluntarily dismissed the case with prejudice as to the adequacy-of-the-pre-suit demand issue, and without prejudice as to all other issues.

Other

        In addition, we are often a party to disputes and legal proceedings that we consider routine and incidental to our business. In the normal course of business, the Company enters into contractual commitments to purchase services, materials, components, and finished goods from suppliers. Under agreements with certain contract manufacturers, the Company may be liable for purchased raw materials procured for the Company by the contract manufacturer. Management does not expect the results of any of these actions to have a material effect on our business or condensed consolidated financial statements.

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

        On August 24, 2012, we completed the acquisition of Network Equipment Technologies, Inc. ("NET"), a Delaware corporation, for a cash purchase price of $1.35 per share of outstanding NET common stock, or $41.5 million. We believe the acquisition of NET expands our SBC portfolio, opens new sales channels and adds a government installed base to our customer base. The financial results of NET are included in our financial results for the period subsequent to the acquisition.

        In August 2012, we announced that we were implementing a restructuring initiative to streamline operations and reduce our operating costs. The restructuring plan resulted in a workforce reduction of approximately 90 people worldwide. In connection with this action, we recorded restructuring expense of $2.0 million for severance and related costs and the closing of our office in France in the third quarter of fiscal 2012.

        We reported a loss from operations of $14.8 million for the three months ended September 28, 2012 and income from operations of $1.2 million for the three months ended September 30, 2011. We reported losses from operations of $32.8 million for the nine months ended September 28, 2012 and $17.0 million for the nine months ended September 30, 2011.

        We reported a net loss of $15.6 million for the three months ended September 28, 2012 and net income of $1.9 million for the three months ended September 30, 2011. We reported net losses of $33.8 million for the nine months ended September 28, 2012 and $16.4 million for the nine months ended September 30, 2011.

        Our revenue decreased by $9.3 million in the three months ended September 28, 2012, compared to the three months ended September 30, 2011, and by $6.4 million in the nine months ended September 28, 2012, compared to the nine months ended September 30, 2011. Our gross profit decreased by $9.8 million, to $32.4 million, in the three months ended September 28, 2012, compared to the three months ended September 30, 2011. Our gross profit increased by $8.2 million, to $107.0 million, in the nine months ended September 28, 2012, compared to the nine months ended September 30, 2011.

        Our gross profit as a percentage of revenue ("total gross margin") was 56.9% in the three months ended September 28, 2012 and 63.6% in the three months ended September 30, 2011. Our total gross margin was 59.8% in the nine months ended September 28, 2012 and 53.3% in the nine months ended September 30, 2011.

        Operating expenses increased $6.2 million, to $47.2 million, for the three months ended September 28, 2012, compared to $41.0 million for the three months ended September 30, 2011. Operating expenses increased $24.0 million, to $139.8 million, for the nine months ended September 28, 2012, compared to $115.8 million for the nine months ended September 30, 2011. Our operating expenses for both the three and nine months ended September 28, 2012 include $3.7 million in the aggregate of research and development, sales and marketing, and general and administrative expenses attributable to NET. Our operating expenses include acquisition-related expenses of $4.1 million in the three months ended September 28, 2012 and $5.1 million in the nine months ended September 30, 2012. Our operating expenses also include restructuring expense of $2.0 million in both the three and nine months ended September 28, 2012.

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

  •
  Revenue recognition;

  •
  Inventory valuation;

  •
  Loss contingencies and reserves;

  •
  Stock-based compensation;

  •
  Business combinations;

  •
  Goodwill and intangible assets; and

  •
  Accounting for income taxes.

        For a further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the U.S. Securities and Exchange Commission on February 24, 2012. There were no significant changes to our critical accounting policies from December 31, 2011 through September 28, 2012, with the exception of the addition of the critical accounting policy below:

        Business Combinations.    We allocate the purchase price of acquired companies to identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed and represents the expected future economic benefits arising from other assets acquired in the business combination that are not individually identified and separately recognized. Significant management judgments and assumptions are required in determining the fair value of assets acquired and liabilities assumed, particularly acquired intangible assets which typically are comprised of developed technology, trademarks and trade names, customer contracts/relationships, order backlog, internal use software and covenants not to compete.

        The valuation of purchased intangible assets is principally based upon estimates of the future performance and cash flows from the acquired business. If different assumptions are used, it could materially impact the purchase price allocation and our financial position and results of operations. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent that we identify adjustments to the preliminary purchase price allocation.

Results of Operations

Three and Nine Months Ended September 28, 2012 and September 30, 2011

        Revenue.    Revenue for the three and nine months ended September 28, 2012 and September 30, 2011 was as follows (in thousands, except percentages):

	Three months ended		(Decrease) from prior year
	September 28, 2012	September 30, 2011
			$	%
Product	$33,520	$41,892	$(8,372)	(20.0)%
Service	23,529	24,461	(932)	(3.8)%

Total revenue	$57,049	$66,353	$(9,304)	(14.0)%

	Nine months ended		Increase (decrease) from prior year
	September 28, 2012	September 30, 2011
			$	%
Product	$107,517	$107,291	$226	0.2%
Service	71,481	78,133	(6,652)	(8.5)%

Total revenue	$178,998	$185,424	$(6,426)	(3.5)%

        Product revenue is comprised of sales of our communication infrastructure products. The products typically incorporated into our trunking and communication application solutions include our GSX9000 and GSX4000 Open Services Switches and our ASX Voice Application Server. The products typically incorporated into our SBC solutions include our SBC 9000 (formerly the NBS9000), SBC 5200 (formerly the NBS5200) and our new SBC 5100 Session Border Controllers.

        Additionally, in connection with our acquisition of NET, we began selling the SBC 1000 (formerly the NET UX 1000) and the SBC 2000 (formerly the NET UX 2000). The SBC 1000 provides SBC SIP communication capability to the enterprise branch and small and medium businesses, while the SBC 2000 provides SBC SIP communication capability to the enterprise branch and medium to large businesses. Certain of our products may be incorporated into either our trunking, communication applications or SBC solutions; these products include, but are not limited to, our PSX Policy & Routing Server, SGX Signaling Gateway, Sonus Insight Management System, ASX Access Gateway Control Function and our suite of network analytical products.

        Product revenue for the three and nine months ended September 28, 2012 and September 30, 2011 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	September 28, 2012	September 30, 2011
			$	%
Trunking and communication applications	$13,126	$31,494	$(18,368)	(58.3)%
SBC	20,394	10,398	9,996	96.1%

Total product revenue	$33,520	$41,892	$(8,372)	(20.0)%

	Nine months ended		Increase (decrease) from prior year
	September 28, 2012	September 30, 2011
			$	%
Trunking and communication applications	$60,449	$86,890	$(26,441)	(30.4)%
SBC	47,068	20,401	26,667	130.7%

Total product revenue	$107,517	$107,291	$226	0.2%

        We recognized $1.8 million of product revenue in the aggregate from 40 new customers, including 29 new NET customers, in the three months ended September 28, 2012 and $4.8 million of product revenue in the aggregate from 50 new customers, including 29 new NET customers, in the nine months ended September 28, 2012. We recognized $24.4 million of product revenue from a multi-year project for Bahamas Telecommunications Company Ltd. ("Bahamas Telecom") that was completed and for which all revenue recognition criteria were met in the first quarter of fiscal 2011. Bahamas Telecom was our only new customer for both products and service revenue in the nine months ended September 30, 2011. Our product revenue for both the three and nine months ended September 28, 2012 includes $5.9 million attributable to NET for the period since the acquisition.

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

        Service revenue for the three and nine months ended September 28, 2012 and September 30, 2011 was comprised of the following (in thousands, except percentages):

	Three months ended		(Decrease) from prior year
	September 28, 2012	September 30, 2011
			$	%
Maintenance	$18,665	$19,159	$(494)	(2.6)%
Professional services	4,864	5,302	(438)	(8.3)%

Total service revenue	$23,529	$24,461	$(934)	(3.8)%

	Nine months ended		(Decrease) from prior year
	September 28, 2012	September 30, 2011
			$	%
Maintenance	$55,994	$56,869	$(875)	(1.5)%
Professional services	15,487	21,264	(5,777)	(27.2)%

Total service revenue	$71,481	$78,133	$(6,652)	(8.5)%

        The decrease in service revenue in the three months ended September 28, 2012 compared to the three months ended September 30, 2011 is attributable to $0.4 million of lower professional services revenue and $0.5 million of lower maintenance revenue. The decrease in service revenue in the nine months ended September 28, 2012 compared to the nine months ended September 30, 2011 is attributable to $5.8 million of lower professional services revenue and $0.9 million of lower maintenance revenue. In the nine months ended September 30, 2011, we recognized $11.5 million of service revenue from the completion of the Bahamas Telecom project described above, which was comprised of $1.2 million of maintenance revenue and $10.3 million of professional services revenue. The completion of this large, multi-year project contributed to the decrease in total service revenue in the nine months ended September 28, 2012 compared to the nine months ended September 30, 2011. The timing of the completion of projects for revenue recognition, customer payments and maintenance contracts may cause our services revenue to fluctuate from one quarter to the next. Our service revenue for both the three and nine months ended September 28, 2012 includes $1.1 million attributable to NET for the period since the acquisition.

        The following customers each contributed 10% or more of our revenue in at least one of the three and nine month periods ended September 28, 2012 and September 30, 2011:

	Three months ended		Nine months ended
Customer	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
AT&T	*	22%	24%	13%
Bahamas Telecommunications Company Ltd.	*	*	*	20%
Level 3 Communications	12%	*	*	*

*
Represents less than 10% of revenue

        International revenue was approximately 24% of our revenue in the three months ended September 28, 2012 and approximately 37% of our revenue in the three months ended September 30, 2011. International revenue was approximately 25% of our revenue in the nine months ended September 28, 2012 and approximately 42% of our revenue in the nine months ended September 30, 2011. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue will fluctuate from quarter to quarter and year to year.

        Our deferred product revenue was $10.7 million at September 28, 2012 and $8.9 million at December 31, 2011. Our deferred service revenue was $31.6 million at September 28, 2012 and $41.3 million at December 31, 2011. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple-element arrangements.

        Cost of Revenue/Gross Profit.    Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross profit as a percentage of revenue ("gross margin") for the three and nine months ended September 28, 2012 and September 30, 2011 was as follows (in thousands, except percentages):

	Three months ended		Increase from prior year
	September 28, 2012	September 30, 2011
			$	%
Cost of revenue
Product	$11,768	$11,504	$264	2.3%
Service	12,839	12,633	206	1.6%

Total cost of revenue	$24,607	$24,137	$470	1.9%

Gross margin
Product	64.9%	72.5%
Service	45.4%	48.4%
Total gross margin	56.9%	63.6%

	Nine months ended
			(Decrease) from prior year
	September 28, 2012	September 30, 2011
			$	%
Cost of revenue
Product	$31,988	$44,283	$(12,295)	(27.8)%
Service	40,019	42,364	(2,345)	(5.5)%

Total cost of revenue	$72,007	$86,647	$(14,640)	(16.9)%

Gross margin
Product	70.2%	58.7%
Service	44.0%	45.8%
Total gross margin	59.8%	53.3%

        The decrease in product gross margin in the three months ended September 28, 2012 was primarily due to higher royalty costs, coupled with the inclusion of NET's historically higher cost base in our results, which decreased our product gross margin by approximately five percentage points. Our product gross margin for the three months ended September 28, 2012 was also negatively impacted by higher manufacturing-related costs against lower product revenue, which decreased our product gross margin by approximately three percentage points. The increase in product gross margin in the nine months ended September 28, 2012 was primarily due to lower third-party costs coupled with product mix, which increased our product gross margin by approximately 13 percentage points, partially offset by higher manufacturing operations costs, which decreased our product gross margin by approximately two percentage points. Our product gross margin in the nine months ended September 28, 2012 benefitted from the absence of third-party costs related to the Bahamas Telecom project, which was completed in the first quarter of fiscal 2011, and which had negatively impacted our product gross margin for the nine months ended September 30, 2011 by approximately ten percentage points.

        The decrease in service gross margin in the three months ended September 28, 2012 was primarily attributable to higher costs within the service organization, which decreased our service gross margin by approximately three percentage points. The decrease in service gross margin in the nine months ended September 28, 2012 was primarily attributable to higher costs within the service organization, which decreased our service gross margin by approximately eight percentage points, partially offset by lower third-party costs, which increased our service gross margin by approximately six percentage points. Our service gross margin in the nine months ended September 28, 2012 benefitted from the absence of costs for the lower gross margin Bahamas Telecom project, which had negatively impacted our service gross margin for the nine months ended September 30, 2011 by approximately six percentage points. The higher costs within the service organization are primarily related to increased headcount in our customer support organization in support of our expanding customer base and new product initiatives. Our service cost of revenue is relatively fixed in advance of any particular quarter and therefore, changes in service revenue will typically have a significant impact on service gross margins.

        Research and Development Expenses.    Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products.

        Research and development expenses for the three and nine months ended September 28, 2012 and September 30, 2011 were as follows (in thousands, except percentages):

			Increase (decrease) from prior year
	September 28, 2012	September 30, 2011
			$	%
Three months ended	$15,612	$16,231	$(619)	(3.8)%
Nine months ended	$51,094	$47,026	$4,068	8.7%

        Our research and development expenses for the three months ended September 28, 2012 include $1.2 million of expense attributable to NET for the period since the acquisition. The decrease in research and development expenses in the three months ended September 28, 2012 is attributable to $0.4 million of lower expense for product development (third-party development, prototype and test equipment costs) and $0.5 million of lower employee-related costs, comprised primarily of lower salary expense, to support our product initiatives, partially offset by $0.3 million of net increases in other research and development expenses.

        Our research and development expenses for the nine months ended September 28, 2012 include $1.2 million of expense attributable to NET for the period since the acquisition. The increase in research and development expenses in the nine months ended September 28, 2012 is attributable to $4.2 million of higher employee-related costs, partially offset by $0.1 million of net decreases in other research and development expenses. The increase in employee-related expenses represents higher salary and related expenses primarily resulting from increased headcount.

        Some aspects of our research and development efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our research and development expenses for fiscal 2012 will increase from fiscal 2011 levels due to our increased focus on new product development and the acquisition of NET.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three and nine months ended September 28, 2012 and September 30, 2011 were as follows (in thousands, except percentages):

			Increase from prior year
	September 28, 2012	September 30, 2011
			$	%
Three months ended	$17,613	$14,651	$2,962	20.2%
Nine months ended	$56,339	$42,246	$14,093	33.4%

        Our sales and marketing expenses for the three months ended September 28, 2012 include $2.0 million of expense attributable to NET for the period since the acquisition. The increase in sales and marketing expenses in the three months ended September 28, 2012 is attributable to $2.5 million of higher employee-related expenses, $0.3 million of higher expense related to evaluation equipment at customer sites, $0.1 million of higher marketing and trade show expenses and $0.1 million of net increases in other sales and marketing expenses. The higher employee-related expense is primarily attributable to higher headcount related to our continued focus on expanded geographical coverage as well as the acquisition of NET, and is comprised of $2.6 million of higher salary-related and commissions expense and $0.1 million of higher stock-based compensation expense, partially offset by $0.2 million of lower employee recruiting, travel and training expenses.

        Our sales and marketing expenses for the nine months ended September 28, 2012 include $2.0 million of expense attributable to NET for the period since the acquisition. The increase in sales and marketing expenses in the nine months ended September 28, 2012 is attributable to $13.4 million of higher employee-related expenses, $0.5 million of higher marketing and trade show expenses and $0.2 million of higher expense for evaluation equipment. The higher employee-related expense is primarily attributable to the aforementioned higher headcount and is comprised of $11.5 million of higher salary-related and commissions expense and $1.9 million of higher employee recruiting, travel and training expenses.

        We believe that our sales and marketing expenses will increase in fiscal 2012 from fiscal 2011 levels, primarily attributable to higher personnel and related costs, including such costs attributable to the acquisition of NET.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and audit and professional fees. General and administrative expenses for the three and nine months ended September 28, 2012 and September 30, 2011 were as follows (in thousands, except percentages):

			(Decrease) from prior year
	September 28, 2012	September 30, 2011
			$	%
Three months ended	$7,939	$10,133	$(2,194)	(21.6)%
Nine months ended	$25,302	$26,526	$(1,224)	(4.6)%

        On August 7, 2012, we entered into a letter agreement with Raymond P. Dolan, our President and Chief Executive Officer ("Mr. Dolan"), under which Mr. Dolan elected to accept shares of restricted stock in lieu of base salary through December 31, 2012. Mr. Dolan also elected to receive his fiscal year 2012 target bonus, if earned, in the form of restricted shares. As a result, the expense for Mr. Dolan's base salary and target bonus is now reported as a component of stock-based compensation expense within general and administrative employee-related expenses, resulting in lower salary and bonus expense offset by higher stock-based compensation expense.

        Our general and administrative expenses for the three months ended September 28, 2012 include $0.5 million of expense attributable to NET for the period since the acquisition. The decrease in general and administrative expenses in the three months ended September 28, 2012 is attributable to $1.0 million of lower expense related to foreign currency translation, $0.8 million of lower employee-related expenses and $0.4 million of net decreases in other general and administrative expenses. The decrease in employee-related expenses is comprised of $1.2 million of lower salary and related expenses, partially offset by $0.3 million of higher stock-based compensation and $0.1 million of higher expenses for employee recruiting and training.

        Our general and administrative expenses for the nine months ended September 28, 2012 include $0.5 million of expense attributable to NET for the period since the acquisition. The decrease in general and administrative expenses in the nine months ended September 28, 2012 is attributable to $0.8 million of lower audit and professional fees, $0.5 million of lower expense related to foreign currency translation and $0.5 million of net decreases in other general and administrative expenses, partially offset by $0.6 million of higher employee-related expenses. The increase in employee-related expenses is comprised of $0.7 million of higher stock-based compensation, partially offset by $0.1 million of lower salary and related expenses.

        We believe that our general and administrative expenses will increase in fiscal 2012 from fiscal 2011 levels, primarily due to higher employee-related expenses, including such costs attributable to the acquisition of NET.

        Acquisition-Related Expenses.    Acquisition-related expenses include those costs related to the acquisition of NET that would otherwise not have been incurred by us. These costs are primarily comprised of professional and service fees, such as legal, audit, consulting, transfer agent and other fees, and expenses related to cash payments to former NET executives under their NET change of control agreements. We recorded acquisition-related expenses of $4.1 million in the three months ended September 28, 2012, comprised of $2.0 million of professional and services fees and $2.1 million related to change of control agreements. We recorded acquisition-related expenses of $5.1 million in the nine months ended September 28, 2012, comprised of $3.0 million of professional and services fees and $2.1 million related to change of control agreements.

        Restructuring Expense.    In August 2012, we announced and initiated a plan to streamline operations and reduce operating costs, including a corporate-wide restructuring plan. In the three months ended September 28, 2012, we recorded restructuring expense of $2.0 million related to this restructuring initiative, comprised of $1.9 million of expense to reduce our workforce by approximately 90 employees worldwide and $0.1 million related to the consolidation of our offices in France. We did not record restructuring expense in either the three or nine months ended September 30, 2011. We expect to record additional restructuring expense of $6.0 million in the fourth quarter of fiscal 2012, comprised of approximately $5 million for facility-related charges and $1 million for severance and other related charges.

        Interest Income, net.    Interest income consists of interest earned on our cash equivalents, marketable securities and long-term investments. Interest expense relates to interest on capital lease obligations and, in the three and nine months ended September 28, 2012, interest on the debt assumed in connection with the acquisition of NET. Interest expense in the three and nine months ended September 30, 2011 relates to interest on capital lease obligations.

        We reported interest income, net, of $20,000 for the three months ended September 28, 2012, compared to $0.3 million for the nine months ended September 30, 2011. The decrease in the three months ended September 28, 2012 is attributable to a lower average portfolio yield on lower invested amounts in the current year period, coupled with one month of interest expense resulting from our assumption of $34.2 million of debt in connection with our acquisition of NET. However, $23.7 million of aggregate principal amount of assumed debt was paid on September 26, 2012 and $8.2 million of assumed debt and the related accrued interest and fees, was paid on October 12, 2012. We recorded interest income, net, of $0.5 million for the nine months ended September 28, 2012, compared to $1.0 million for the nine months ended September 30, 2011. The decrease in the nine months ended September 28, 2012 is attributable to a lower average portfolio yield on lower invested amounts in the current year period, as well as the aforementioned interest expense related to the assumed NET debt.

        Income Taxes.    We recorded provisions for income taxes of $1.4 million for the nine months ended September 28, 2012 and $0.4 million for the nine months ended September 30, 2011. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year.

        The provisions for income taxes for the nine months ended September 28, 2012 and September 30, 2011 represent forecasted tax expense on the earnings of our foreign operations. Our effective tax rate for both three year periods was less than the statutory federal and state rates due to the existence of a valuation allowance on our domestic losses.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

        Our condensed consolidated statements of cash flows are summarized as follows (in thousands):

	Nine months ended
	September 28, 2012	September 30, 2011	Change
Net loss	$(33,782)	$(16,433)	$(17,349)
Adjustments to reconcile net loss to cash flows used in operating activities	16,548	15,343	1,205
Changes in operating assets and liabilities	(10,848)	(15,119)	4,271

Net cash used in operating activities	$(28,082)	$(16,209)	$(11,873)

Net cash provided by investing activities	$17,163	$29,405	$(12,242)

Net cash provided by (used in) financing activities	$(22,116)	$1,020	$(23,136)

        Our cash, cash equivalents, marketable securities and long-term investments totaled $303.3 million at September 28, 2012.

        Our operating activities used $28.1 million of cash in the nine months ended September 28, 2012, compared to $16.2 million of cash used in operating activities in the nine months ended September 30, 2011.

        Cash used in operating activities in the nine months ended September 28, 2012 was primarily the result of lower deferred revenue, accrued expenses and other long-term liabilities, and accounts payable, as well as higher other operating assets and inventory. These amounts were partially offset by lower accounts receivable. The decrease in accrued expenses and other long-term liabilities primarily reflects income tax payments. The increase in other operating assets is primarily related to pre-payments of royalties, licenses and maintenance. The increase in inventory levels is primarily due to purchases of materials to fulfill our expected shipments in the near-term. The decrease in accounts receivable primarily reflects our continued focus on cash collections, coupled with lower revenue. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, used $17.2 million of cash.

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

        Our investing activities provided $17.2 million of cash in the nine months ended September 28, 2012, comprised of $60.5 million of net maturities of marketable securities, partially offset by $35.5 million of cash paid, net of cash acquired, for the acquisition of NET on August 24, 2012. We used $7.8 million for investments in property and equipment in the nine months ended September 28, 2012. Our investing activities provided $29.4 million of cash in the nine months ended September 30, 2011, comprised of $40.4 million of net maturities of marketable securities, partially offset by $11.0 million of investments in property and equipment.

        Our financing activities used $22.1 million of cash in the nine months ended September 28, 2012, comprised of $23.7 million for the settlement of the 7 3/4% redeemable convertible subordinated debentures assumed in connection with the acquisition of NET, $0.2 million of cash used to pay withholding obligations to the net share settlement of restricted stock awards upon vesting and $0.1 million for payments on our capital leases for office equipment. These amounts were partially offset by $1.7 million of proceeds from the sale of our common stock in connection with our Amended and Restated 2000 Employee Stock Purchase Plan ("ESPP") and $0.2 million of proceeds from the exercise of stock options. Our financing activities provided $1.0 million of cash in the nine months ended September 30, 2011, comprised of $1.5 million of proceeds from the sale of our common stock in connection with our ESPP and $0.8 million of proceeds from the exercise of stock options. These amounts were partially offset by $1.2 million of cash used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $66,000 for payments on our capital leases for office equipment.

        Based on our current expectations, we believe our cash, cash equivalents, marketable securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures, including the payment of $8.2 million we made in October 2012 for the redemption of the majority of the 3 3/4% convertible senior notes assumed in connection with our acquisition of NET and restructuring initiatives, for at least the next 12 months. However, it is difficult to predict future liquidity requirements with certainty. The rate at which we will use cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by, among other things, the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing operations and for other general corporate activities, as well as to vigorously defend against existing and potential litigation. See Note 15 to our condensed consolidated financial statements for a description of our legal contingencies.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 28, 2012.

        Changes in Internal Control over Financial Reporting.    There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter ended September 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

        We are a party to the legal proceedings described in Part I, Item 3, "Legal Proceedings" of our Annual Report on Form 10-K for the year ended December 31, 2011 and Note 15 of this Quarterly Report on Form 10-Q. There were no material developments to these legal proceedings in the three months ended September 28, 2012.

Item 1A.    Risk Factors

        We have revised and re-ordered our discussion of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended December 31, 2011. The following discussion includes eight revised risk factors ("We are enhancing our sales strategy, which will include more significant engagements with distribution, channel and systems integrator partners to resell our products. Disruptions to, or our failure to effectively develop and manage, these partners and the processes and procedures that support them could adversely affect our ability to generate revenues from the sale of our products. If we do not have adequate personnel, experience and resources to manage the relationships with these partners and to fulfill our responsibilities under such arrangements, such shortcomings could lead to the decrease of the sales of our products and our operating results could suffer", "If we fail to realize the anticipated benefits from the acquisition of Network Equipment Technologies, Inc. on a timely basis, or at all, our business and financial condition may be adversely affected", "The acquisition of NET may result in restructuring charges that could adversely affect the financial results of the combined company", "We depend upon four contract manufacturers and any disruption in these relationships may cause us to fail to meet the demands of our customers and damage our customer relationships. Additionally, in the event we elect to change any of our manufacturers, qualifying a new contract manufacturer and commencing commercial scale production are expensive and time-consuming activities and could affect our business", "We and our contract manufacturers rely on single or limited sources for supply of some components of our products and if we fail to adequately predict our manufacturing requirements or if our supply of any of these components is disrupted, we will be unable to ship our products", "If we fail to hire and retain needed personnel, the implementation of our business plan could slow or our future growth could be jeopardized", "Man-made problems, such as computer viruses, hacking or terrorism, and natural disasters may disrupt our operations and harm our operating results", and "We are subject to governmental export and import controls that could subject us to liability, require a license from the U.S. government, or impair our ability to compete in international markets") and two new risk factors ("The market for some of our products depends on the availability and demand for other vendors' products" and "A portion of our revenue is generated from government sales, which is a new line of business for us due to our recent acquisition of NET. Disruptions to, or our failure to effectively develop, manage, and maintain our government customer relationships could adversely affect our ability to generate revenue from the sales of certain of our products. Further, such government sales are subject to potential delays and cutbacks, require specific development efforts, and impose significant compliance obligations") that reflect material developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Except for the ten risk factors noted above, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. For convenience, all of our risk factors are included below.

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

We are enhancing our sales strategy, which will include more significant engagements with distribution, channel and systems integrator partners to resell our products. Disruptions to, or our failure to effectively develop and manage, these partners and the processes and procedures that support them could adversely affect our ability to generate revenues from the sale of our products. If we do not have adequate personnel, experience and resources to manage the relationships with these partners and to fulfill our responsibilities under such arrangements, such shortcomings could lead to the decrease of the sales of our products and our operating results could suffer.

        We are enhancing our sales strategy, which will include more significant engagements with distribution and channel partners to resell our products. In addition, some of our target customers, including the government, rely on systems integrators to incorporate new equipment or services into their networks. Our future success is dependent upon establishing and maintaining successful relationships with a variety of value-added distribution, channel and systems integrator partners. While we have begun the process of identifying and entering into agreements with software application, system integrator and OEM or resale partners, we will need to engage more partners in these areas for us to be successful. We may also need to pursue strategic partnerships with vendors who have broader technology or product offerings in order to compete with end-to-end solution providers. In addition, many of the enterprise markets we are pursuing require a broad network of resale partners in order to achieve effective distribution.

        Many of our distribution and channel partners sell competitive products and the loss of, or reduction in sales by, these partners could materially reduce our revenues. Our sales through systems integrators typically involve the use of our products as components of a larger solution being implemented by the systems integrator. In these instances, the purchase and sale of our product is dependent on the systems integrator, who typically controls the timing, prioritization and implementation of the project. Project delays, changes in priority or solution re-design decisions by the systems integrator can adversely affect our product sales. If we fail to maintain relationships with our distribution, channel and systems integrator partners, fail to develop new relationships with other partners in new markets, fail to manage, train or provide incentives to our existing partners effectively or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results could suffer. Moreover, if we do not have adequate personnel, experience and resource to manage the relationships with our partners and to fulfill our responsibilities under such arrangements, any shortcomings could have a material adverse impact on our business and consolidated financial statements.

        In addition, we recognize a portion of our revenue based on a sell-through model using information provided by our partners. If those partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely affected. We may also experience financial failure of our partners, which could result in our inability to collect accounts receivable in full.

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

        On August 3, 2012, we adopted a restructuring initiative to streamline operations and reduce our operating costs. During fiscal 2009 and 2010 we had a number of restructuring activities, including office closings and lay-offs. These restructurings and any future restructurings, should it become necessary for us to continue to restructure our business due to worldwide market conditions or other factors that reduce the demand for our products and services, could adversely affect our ability to execute our business strategy in a number of ways, including through:

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

If we fail to realize the anticipated benefits from the acquisition of Network Equipment Technologies, Inc. on a timely basis, or at all, our business and financial condition may be adversely affected.

        We may fail to realize the anticipated benefits from the acquisition of Network Equipment Technologies, Inc. ("NET") on a timely basis, or at all, for a variety of reasons, including the following:

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

        If we are not able to successfully manage these issues, the anticipated benefits and efficiencies of the NET acquisition may not be realized fully or at all, or may take longer to realize than expected, and our ability to compete, our revenue and gross margins and our results of operations may be adversely affected.

The acquisition of NET may result in restructuring charges that could adversely affect the financial results of the combined company.

        The financial results of Sonus and NET as a combined company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with the combination. The amount and timing of these possible charges are not yet known. The price of our common stock could decline to the extent the combined company's financial results are materially affected by these charges.

Any future investments or acquisitions we make could be difficult to integrate, disrupt our business, dilute shareholder value and seriously harm our financial condition.

        We are not currently a party to any pending acquisition agreements. However, we may acquire additional businesses, products or technologies in the future. Acquisitions are inherently risky and no assurance can be given that our future acquisitions will be successful or will not materially and adversely affect our business, operating results or financial condition. We expect to continue to review opportunities to acquire other businesses or technologies that would add to our existing product line, complement and enhance our current products, expand the breadth of our markets, enhance our technical capabilities or otherwise offer growth opportunities. If we make further acquisitions, we could, among other things:

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

Worldwide efforts to contain capital spending, general economic uncertainty and a weakened global economy could have a material adverse effect on us.

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

        From time to time, we are subject to claims and litigation regarding intellectual property rights or other claims, which could seriously harm our business and require us to incur significant costs. In the past, we have been named as a defendant in securities class action and derivative lawsuits. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these lawsuits. Defending against litigation may require significant attention and resources of management. Regardless of the outcome, such litigation could result in significant legal expenses.

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

We depend upon four contract manufacturers and any disruption in these relationships may cause us to fail to meet the demands of our customers and damage our customer relationships. Additionally, in the event we elect to change any of our manufacturers, qualifying a new contract manufacturer and commencing commercial scale production are expensive and time-consuming activities and could affect our business.

        We rely on four contract manufacturers to manufacture our products according to our specifications and to fulfill orders on a timely basis. Reliance on a third-party manufacturer involves a number of risks, including a lack of control over the manufacturing process, inventory management and the potential absence or unavailability of adequate capacity. We do not have the internal manufacturing capabilities to meet our customers' demands. Any difficulties or failures to perform by our contract manufacturers could cause delays in customer product shipments or otherwise negatively affect our results of operations. In the event we elect to change our manufacturer, qualifying a new contract manufacturer and commencing commercial scale production are expensive and time-consuming activities and could result in a significant interruption in the supply of our products. If a change in contract manufacturers results in delays in our fulfillment of customer orders or if a contract manufacturer fails to make timely delivery of orders, we may lose revenues and suffer damage to our customer relationships.

We and our contract manufacturers rely on single or limited sources for supply of some components of our products and if we fail to adequately predict our manufacturing requirements or if our supply of any of these components is disrupted, we will be unable to ship our products.

        We and our contract manufacturers currently purchase several key components of our products, including commercial digital signal processors, from single or limited sources. Depending upon the component, there may or may not be alternative sources of substitutes. We purchase these components on a purchase order basis. If we overestimate our component and finished goods requirements, we could have excess inventory, which would increase our costs. If we underestimate our requirements, we may not have an adequate supply, which could interrupt manufacturing of our products and result in delays in shipments and revenues. Additionally, if any of our contract manufacturers underestimates our requirements, they may not have an adequate supply, which could interrupt manufacturing of our products and result in delays in shipments. If any of our sole or limited source suppliers experiences capacity constraints, work stoppages or other reductions or disruptions in output, they may not be able to meet, or may choose not to meet, our delivery schedules. Additionally, we have agreed to compensate our contract manufacturers in the event of termination or cancellation of orders, discontinuance of product or excess material.

        We currently do not have long-term supply contracts with our component suppliers and they are not required to supply us with products for any specified periods, in any specified quantities or at any set price, except as may be specified in a particular purchase order. In the event of a disruption or delay in supply, or inability to obtain products, we may not be able to develop an alternate source in a timely manner or at favorable prices, or at all. While we regularly monitor our inventory of supplies, a failure to find acceptable alternative sources could hurt our ability to deliver high-quality products to our customers and negatively affect our operating margins.

        Reliance on our suppliers exposes us to potential supplier production difficulties, quality variations and unforeseen price increases. Our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of key components would seriously adversely affect our ability to meet these dates and could result in loss of customers, harm to our ability to attract new customers, or legal action by our customers. Defense-expedite rated orders from the federal government, which by law receive priority, can also interrupt scheduled shipments to our other customers. Additionally, any unforeseen price increases could reduce our profitability or force us to increase our prices, which could result in a loss of customers or harm our ability to attract new customers and could have a material adverse effect on our consolidated financial statements.

        Our customer contracts also generally allow customers to reschedule delivery dates or cancel orders within certain time frames before shipment without penalty and outside those times frames with a penalty. Because of these and other factors, there are risks of excesses or inadequate inventory that could negatively affect our expenses, revenue and earnings.

The market for some of our products depends on the availability and demand for other vendors' products.

        Some of our products, particularly those addressing the unified communications market, are designed to function with other vendors' products. In these cases, demand for our products is dependent upon the availability, demand for, and sales of the other vendors' products, as well as the degree to which our products successfully interoperate with the other vendors' products and add value to the solution being provided to the customer. If the other vendors change the design of their products, delay the issuance of new releases, fail to adequately market their products, or are otherwise unsuccessful in building a market for their products, the demand for our products will be adversely affected.

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

        We had two executive departures in fiscal 2012: the departures of our Senior Vice President of Engineering and Chief Technology Officer in August 2012 and our Vice President of Human Resources in September 2012. We had three executive departures in fiscal 2011: the departure of our Chief Financial Officer and our Vice President of Product Operations, both in August 2011, and the departures of our Vice President of Engineering and Chief Architect in April 2011. While we have since hired replacements, there is always a risk of uncertainty and instability relating to our ability to find highly qualified successors for certain executive positions and to transition the duties and responsibilities of any departing key executive in an orderly manner.

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

  •
  network performance penalties.

A portion of our revenue is generated from government sales, which is a new line of business for us due to our recent acquisition of NET. Disruptions to, or our failure to effectively develop, manage and maintain our government customer relationships could adversely affect our ability to generate revenue from the sales of certain of our products. Further, such government sales are subject to potential delays and cutbacks, require specific development efforts, and impose significant compliance obligations.

        A portion of our total revenue from product sales comes from contracts with governmental agencies. Most of these contracts do not include long-term purchase commitments. Government sales is a new line of business for us due to our acquisition of NET, and disruptions to, or our failure to effectively develop, manage and maintain our government customer relationships could adversely affect our ability to generate revenue from the sales of our products.

        A majority of NET's historical government sales have involved the Promina product, for which sales have declined substantially in recent periods. While governmental agencies have purchased and are evaluating some of our new products for broader deployment, this new line of business may not develop quickly or be sufficient to offset future declines in sales of the Promina product. Spending by government customers fluctuates based on budget allocations and the timely passage of the annual federal budget. An impasse in federal government budget decisions could lead to substantial delays or reductions in federal spending. During 2011, the U.S. federal government was unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011 (the "Budget Act"). Unless Congress and the Administration take further action, the Budget Act will trigger automatic reductions in both defense and discretionary spending in January 2013. The resulting automatic across-the-board budget cuts in sequestration would likely cause a substantial reduction in revenues from our federal government customers.

        The federal government has issued specific requirements for IP networking products to incorporate a technology referred to as "IPv6" and requires products destined for use in military applications be certified by the Joint Interoperability Test Command ("JITC"). If we are unable to complete development efforts necessary to support IPv6 within the timeframes required by the federal government or are unable to obtain JITC certifications as needed, our government sales, and hence our revenue and results of operations, may suffer.

        A substantial portion of the revenue generated from our government customers is based on our contract with the General Services Administration ("GSA"). This contract imposes significant compliance and reporting obligations on us. The contract also establishes a fixed price under which government customers may purchase our products and provides for automatic mandatory price reductions upon certain events. In addition, the GSA can impose financial penalties for non-compliance.

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

        Natural catastrophic events, such as earthquakes, fire, floods, or tornadoes, may also affect our or our customers' operations and could have a material adverse effect on our business. Moreover, one of our offices is located in the Silicon Valley area of Northern California, a region known for seismic activity. These facilities are located near the San Francisco Bay where the water table is quite close to the surface and where tenants in nearby facilities have experienced water intrusion problems. A significant natural disaster, such as an earthquake or flood, could have a material adverse effect on our business in this location.

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

        Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable, and not absolute, assurances that the objectives of the system are met. The failure or circumvention of our controls, policies and procedures could impair our ability to report accurate financial results and could have a material adverse effect on our business and consolidated financial statements.

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

        We historically have used stock options as a significant component of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. In 2007, our stockholders approved a stock incentive plan, which includes a limited amount of shares to be granted under such plan. Additionally, in connection with the acquisition of NET, we assumed NET's 2008 Equity Incentive Plan, which provides for the award of stock options, restricted stock, performance-based awards and stock appreciation rights to Sonus employees who were previously NET employees and Sonus employees hired after the NET Acquisition Date. When the number of shares available to us under our stock incentive plan no longer is sufficient, it is not certain that our stockholders will approve an increase in the number of shares that we are authorized to issue under such plans. The limited number of shares available for use as equity incentives to employees may make it more difficult for us to attract, retain and motivate key personnel.

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

        We earn a significant portion of our total revenues from international sales generated through our foreign direct and indirect operations. As a result, we are subject to the Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, and the UK Bribery Act of 2010, or the UKBA, which are laws that prohibit bribery in the conduct of business. The FCPA generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. The FCPA applies to companies, individual directors, officers, employees and agents. The UKBA is much broader and prohibits all bribery, in both the public and private sectors. Although the UKBA does not contain a separate financial records provision, such a requirement is captured under other UK legislation. Under the FCPA and the UKBA, U.S. companies, their subsidiaries, employees, senior officers and/or directors may be held liable for actions taken by strategic or local partners or representatives. In addition, the U.S. government or the UK government, as applicable, may seek to hold us liable for successor liability violations committed by companies in which we acquire. If we or our intermediaries fail to comply with the requirements of the FCPA and the UKBA, governmental authorities in the United States and the United Kingdom, as applicable, could seek to impose civil and/or criminal penalties, which could have a material adverse effect on our reputation and consolidated financial statements.

We are subject to governmental export and import controls that could subject us to liability, require a license from the U.S. government or impair our ability to compete in international markets.

        Our products are subject to U.S. export controls and may be exported outside the United States only with the required level of export license or through an export license exception because we incorporate encryption technology into our products. Under these laws and regulations, we are responsible for obtaining all necessary licenses or other approvals, if required, for exports of hardware, software and technology, as well as the provision of service. Obtaining export licenses can be difficult and time-consuming, and in some cases a license may not be available on a timely basis or at all.

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

        With the acquisition of NET in August 2012, we acquired a subsidiary that may have exported or re-exported certain of its products in violation of U.S. export laws. NET learned of these potential violations in its fiscal year ended March 25, 2011. Consequently, NET launched an internal investigation of its export-related activities, and reported the results of the investigation to the U.S. government. As of June 27, 2012, the U.S. government, through the Bureau of Information Security and Office of Foreign Assets Control has closed its investigation with no penalty.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We do not have any currently effective authorization to repurchase shares of our common stock. However, upon vesting of restricted stock awards, employees are permitted to return to us a portion of the newly-vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. The following table summarizes repurchases of our common stock during the third quarter of fiscal 2012, which represent shares returned to satisfy tax withholding obligations:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs
June 30, 2012 through July 27, 2012	1,388	$1.85	—	—
July 28, 2012 through August 24, 2012	11,014	$1.74	—	—
August 25, 2012 through September 28, 2012	7,095	$1.93	—	—

Total	19,497	$1.82	—	—

Item 6.    Exhibits

Exhibit Number	Description
10.1+	Amendment to Employment Agreement between Sonus Networks, Inc. and Raymond P. Dolan, accepted August 7, 2012 (incorporated by reference to the registrant's Current Report on Form 8-K, filed August 8, 2012 with the SEC)
10.2+	2008 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8, filed August 27, 2012 with the SEC).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

Dated: November 7, 2012	SONUS NETWORKS, INC.
	By:	/s/ MAURICE CASTONGUAY Maurice Castonguay Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: November 7, 2012	SONUS NETWORKS, INC.
	By:	/s/ ELMER LAI Elmer Lai Vice President, Finance, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1+	Amendment to Employment Agreement between Sonus Networks, Inc. and Raymond P. Dolan, accepted August 7, 2012 (incorporated by reference to the registrant's Current Report on Form 8-K, filed August 8, 2012 with the SEC)
10.2+	2008 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8, filed August 27, 2012 with the SEC).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*
Filed herewith

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 17 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

+
Management contract or compensatory plan or arrangement