Form 10-K
period 2012-12-31
SONUS NETWORKS INC
filed 2013-03-06
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $337,835,000 based on the closing price for the Common Stock on the NASDAQ Global Select Market on June 29, 2012. As of February 14, 2013, there were 281,266,327 shares of common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

SONUS NETWORKS, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2012

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, plans and objectives of management for future operations and plans for future product development and manufacturing are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in these forward-looking statements are discussed in Item 1A., "Risk Factors" of Part I and Items 7 and 7A., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk," respectively, of Part II of this Annual Report on Form 10-K. Also, any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which this Form 10-K was first filed. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.
References in this Annual Report on Form 10-K to "Sonus," "Sonus Networks," "Company," "we," "us" and "our" are to Sonus Networks, Inc. and its subsidiaries, collectively, unless the context requires otherwise.

PART I

Item 1.    Business

Overview

Sonus helps many of the world's leading communications service providers and enterprises embrace the next generation of Session Initiation Protocol (SIP)-based solutions, including Voice over Internet Protocol (VoIP), video and Unified Communications (UC) through secure, reliable and scalable Internet Protocol (IP) networks. With customers around the globe and 15 years of experience transforming networks to IP, Sonus enables service providers and enterprises to capture and retain users and generate significant related return on investment. Sonus products include session border controllers (SBCs), policy/routing servers, subscriber feature servers, media and signaling gateways and network analytics tools. Sonus products are supported by a global services team with experience in design, deployment and maintenance of some of the world's largest and most complex IP networks. Our customers include AT&T, Belgacom ICS, BT Group, CenturyLink, COLT, KDDI, Level 3, Orange, Softbank Corporation, TalkTalk, Tata Communications, T-Systems Business Services (a division of Deutsche Telekom Group), Verizon, Vonage and XO Communications.

Our solutions address the need for interoperability, innovation and ease of management in networked communications. Our original flagship product, the GSX9000 VoIP softswitch, helped usher in the VoIP revolution by providing a carrier-class IP telephony switch that would support the transition from circuit-switched to IP-based network communications. Other products soon followed (e.g., ASX Feature Server and PSX Centralized Routing & Policy Server) that allowed communications service providers to replace high-cost circuit-based and space-consuming network equipment with smaller and more cost-efficient IP-based servers. We leveraged this expertise in managing and scaling large VoIP networks and introduced one of the industry's first SBCs, the Sonus Network Border Switch (referred to today as the Sonus Session Border Controller) which addresses the growing need for secure interconnection between private communications networks and the public Internet.

Today we provide communication solutions to service providers and, increasingly, to enterprises that enable them to advance, protect, secure and unify their communications and improve collaboration. Our solutions enable our customers to seamlessly link and leverage multivendor, multiprotocol communications systems and applications across their networks, around the world and in a rapidly changing ecosystem of IP-enabled devices such as smartphones and tablets. Our solutions help our customers realize the intended value and benefits of UC platforms such as Microsoft Lync by enabling disparate communications environments, commonplace in most enterprises today, to work seamlessly together. Likewise, Sonus solutions facilitate the deployment and adoption of cloud-based application delivery.

We have traditionally sold our products principally through a direct sales force located in North America, Europe, Asia-Pacific, Central/Latin America and the Middle East, with additional sales support from regional channel partners throughout the world. In 2012, we launched an expanded channel partner program, Sonus Partner Assure, to address tier two and three service provider and enterprise market opportunities. This move was prompted in part by the rise of complexity in enterprise communications and the return on investment that companies can realize by simplifying and unifying their communications (e.g., voice, video, instant messaging and business applications) over SIP-based systems. In concert with Sonus Partner Assure, we updated our flagship SBC in May 2012 to be more channel-centric (the Sonus SBC 5200) and we launched a new SBC targeted at mid-to-large enterprise environments (the Sonus SBC 5100). Both are offered through our Sonus Partner Assure program and are designed for the needs of those enterprises seeking to reduce network complexity and add capability by moving to SIP-based communications. Consistent with our strategy to extend our capabilities into the broader business market, in August 2012, we acquired Network Equipment Technologies, Inc. (NET), a company that brings to Sonus strong knowledge of the enterprise and government markets with additional expertise in Microsoft Lync deployments. Today, Sonus has more Lync-qualified SBCs than any other brand.

Our SBC products are the fastest growing segment of our business, addressing the needs of mid- to large-sized enterprises from core to branch offices, as well as the full spectrum of communications services providers, both large and small.

Industry Background

The single greatest cost for telecommunications service providers has been and continues to be their networks. In order to reduce costs and deliver new services like triple-play (voice, television and Internet) bundles, incumbent service providers needed to shift their infrastructure from the costly, legacy Public Switched Telephony Network (PSTN) model to a more efficient and flexible IP-based network model. Migrating from the PSTN to VoIP reduces the cost and complexity of transporting voice, video and data to subscribers and provides a more “open” foundation for creating new subscriber services based on the global IP standard.

The shift from PSTN-to IP-based communications began around 1996 and was driven by the desire of communications service providers to reduce costs. This global shift, however, is a complex undertaking and is still underway. For most telecommunications service providers, the move to IP-based network communications presumed a strategic, phased migration. This strategy typically involved deploying VoIP-based network equipment to add network capacity, retiring legacy switching equipment in favor of IP softswitches where the investment was justified, and using SIP-based applications and servers to offer new media services to business and residential subscribers. As a result, service providers typically operate hybrid networks that feature a mix of old (Time Division Multiplexing, or TDM) and new (IP/SIP) technology. Issues like security, call control and quality of service now must be addressed over a converged IP network that carries not just data, but voice and multimedia as well. Our original solution portfolio focused almost exclusively on helping telecommunications service providers successfully transition from TDM to all-IP communications while reducing costs and increasing revenue opportunities. As IP-to-IP communications have become more common, our main product focus has naturally shifted from core network switching to SBCs.

While we anticipate that TDM-to-IP interoperability will remain a core requirement of communications networks for years to come, communications service providers and enterprises face a new generation of potentially disruptive market trends including cloud-based communications, UC and Bring Your Own Device/Application (BYOD/A). Although hosted communications are not a new concept, service providers have a unique opportunity to deliver communications services over the Cloud. Local and long-distance voice, video, Interactive Voice Response (IVR) systems and call recording are just a few examples of applications that are beginning to be delivered in this manner. The second key trend affecting both enterprises and service providers is the demand by users for the unification of communication modalities such as instant messaging (IM), short message service (SMS), video and web-sharing. The third trend primarily impacts enterprises and their ability to support the explosion of communications devices (e.g., tablets, smartphones, laptops) and third-party applications in the workforce. We believe our SBC and session management solutions are designed to help enterprises and service providers effectively address these trends.

Network Requirements and the Sonus Solutions

The quality and reliability of the public telephone network set the bar high for VoIP services and in the beginning, VoIP services fell well short of that bar. The introduction of the Sonus GSX9000 Open Services Switch helped to change that by delivering the industry's first “carrier-class” IP telephony switch. We believe that our commitment to quality can be found in all of our solutions and is summed up in five solution attributes: Reliability, Scalability, Interoperability, Security and Simplicity.

Reliability. Service providers and enterprises operate complex, mission-critical networks. Our products are designed to offer the highest levels of quality and reliability, including:

•	Full redundancy, designed for 5-nine's (99.999%) availability;

•	Quality of service equal or superior to the PSTN;

•	System hardware designed to comply with Network Equipment Building System (NEBS) standards Level 3;

•	Interworking between numerous signaling and media formats to support multivendor, global networks;

•	Sophisticated security, network monitoring and analytics capabilities; and

•	Multi-tenant, geo-redundant voice applications.

Scalability. Service providers and enterprises face challenging scalability requirements, with communications networks that may support tens or even hundreds of thousands of simultaneous sessions. To be economically attractive, new infrastructure investments must compare favorably with existing networks in terms of performance, cost per port, space occupation, power consumption and cooling requirements. Our products scale simply and cost-effectively from a handful of sessions to hundreds of thousands of simultaneous sessions. In addition, our equipment offers unparalleled density and requires significantly less space, power and cooling compared to legacy systems and is therefore more environmentally friendly.

Interoperability. New network infrastructure equipment and software must often sustain the full range of network communications standards, while supporting both data networking protocols as well as telephony protocols. Infrastructure solutions must also integrate seamlessly with existing operations support systems. Our products are designed to be compatible with a wide range of voice and data networking standards and interfaces, including:

•	SS7 and other telephony signaling protocols, including numerous country variants, number translations (e.g., ENUM, DNS) and intelligent services routing;

•	Call signaling standards such as SIP and its variants: BICC, MGCP, H.323 and Diameter;

•	Narrowband and Wideband media encoding/decoding formats and standards such as G.711 and G.722;

•	All bearer interfaces over both packet- and circuit-based bearers such as TDM, Optical and Ethernet;

•	Management and accounting interfaces such as Radius, Diameter, SNMP and AMA; and

•	Interoperability with enterprise systems including Private Branch eXchanges (PBXs), IVR applications and Microsoft Lync Server.

Security. IP communications networks must be secure against both internal and external attacks. Our SBCs and other networking products provide seamless network security through a variety of methods including endpoint authentication, signaling and media encryption, prevention of denial-of-service (DoS) and distributed DoS (DoS) attacks, Network Address Translation firewall support and robust support for user-defined policies such as whitelisting and blacklisting.

Simplicity. Our solutions are built on the idea of a simple, flexible architecture that allows service providers and enterprises to quickly deploy our solutions as standalone products within their networks, or as the single point of provisioning and control for an entire network. This is achieved not only through our unique, centralized SIP architecture, but through our commitment to third-party interoperability testing and certification, adherence to industry standards, customer and partner product training, and our industry-leading global services organization.

Sonus Products

Sonus Session Border Controllers
Our complete portfolio of SBCs addresses the network requirements for small, medium and large business as well as regional and global communications service providers. SBCs are the fastest-growing segment of our business, and Sonus SBCs are the fastest-growing SBCs in the service provider market, growing approximately five times the industry average between the third quarter of 2011 and the third quarter of 2012, according to industry analysts Infonetics (Service Provider VoIP and IMS Equipment and Subscribers Report, third quarter of 2012).

We currently offer six different SBC products:

•	Sonus SBC 1000 Session Border Controller for small businesses, branch offices and small Points of Presence (PoPs) that require performance of up to 100 concurrent SIP sessions in a standalone SBC;

•	Sonus SBC 2000 Session Border Controller for midsize enterprises and regional PoPs that require performance of up to 600 concurrent SIP sessions in a standalone SBC;

•	Sonus SBC 5100 Session Border Controller for larger enterprises and service providers that require performance of up to 10,000 concurrent SIP sessions in a standalone SBC;

•	Sonus SBC 5200 Session Border Controller for Fortune 500 enterprises and large national/global service providers that require performance of up to 64,000 concurrent SIP sessions in a standalone SBC;

•	Sonus SBC 9000 Session Border Controller for large enterprises and service providers that require a hybrid gateway/SBC solution for a mix of TDM and IP voice traffic; and,

•	Sonus VX Session Border Controller hybrid gateway/SBC solutions for a mix of TDM and IP voice traffic.

Sonus GSX9000 Open Services Switch and Sonus GSX4000 Open Services Switch
The Sonus GSX9000 Open Services Switch, or the GSX9000, bridges IP and TDM networks by converting any type of voice signal into IP packets and transmitting those IP packets over a data network. It then converts whatever type of signal is necessary to be deposited back onto non-IP networks and delivers such signal to its intended destination. The GSX9000 is designed to deliver voice quality that is equal or superior to that of the legacy circuit-switched public network. Further, it supports multiple voice encoding schemes used in circuit switches and delivers a number of other voice compression algorithms. The GSX9000 scales to very large configurations such as those required by large national service providers. A single GSX9000 shelf can support up to 22,000 simultaneous calls, while a single GSX9000 in a multiple-shelf configuration can support 100,000 or more simultaneous calls. The GSX9000 also operates with our PSX Policy & Routing Server and with softswitches and network products offered by other vendors. The Sonus GSX4000 Open Services Switch allows service providers and enterprises to realize the benefits of the GSX9000 in a smaller form factor.

Sonus PSX Policy & Routing Server
The Sonus PSX Policy & Routing Server, or the PSX, is the central routing and policy engine for our softswitch and (optionally) distributed SBC solutions. The PSX plays an integral role in many of our network deployments, and provides both the call routing intelligence and policy intelligence for SIP sessions across the network. The PSX is unique in that it can act as a central control and provisioning point for hundreds of switches or SBCs, resulting in significant operational savings for our customers. The PSX is based upon a modular architecture that is designed for high performance and scalability, as well as interoperability with third-party gateways, devices and services. The PSX is an all-IP component and can perform most IP-

based database lookups natively. The core PSX technology is also available as a standalone solution as the Sonus Centralized Policy Server for applications such as Number Portability and Breakout Gateway Control Functions (for hybrid IMS networks).

Sonus ASX Call Feature Server
The Sonus ASX Call Feature Server, or the ASX, provides residential VoIP call features (e.g., call waiting, call forwarding, etc.) to legacy TDM and IP devices in a geo-redundant architecture. The ASX allows the same features to run over various transport technologies, including analog lines, Ethernet, voice over DSL, voice over cable, fixed wireless and long-term evolution (LTE) infrastructure. The Sonus ASX integrates with a variety of third-party desk phones, conference phones and IADs, and enables TDM devices to connect to SIP networks.

Sonus Network Management Solutions
We offer our customers a variety of products to help manage and integrate our networked solutions with internal provisioning and billing systems, including:

•
Sonus NetScore network performance analysis tool, which provides a real-time assessment of the state of a service provider's or enterprise's network, including quality of service, call delay, network effectiveness, congestion and efficiency;

•
Sonus NetEng network audit and visualization tool, which provides visibility into the performance and capacity levels of Sonus IP networks by collecting, analyzing and aggregating historical data from each Sonus network element and presenting the information through visual reports;

•	Sonus Element Management System for centralized management and provisioning of Sonus network elements;

•	Sonus DataStream Integrator for integration of call detail records with back-office billing and accounting systems;

•	Sonus Trunk Group Activator for simplified, automated provisioning of SIP trunk groups in Sonus IP networks; and

•	Sonus Insight Customer Portal for web-based self-provisioning of voice subscriber services.

Sonus Global Services

Sonus Global Services offers professional consulting and services that support our industry-leading IP communications solutions. Through a wide range of service offerings, our consultants provide the skill and expertise to help communications service providers and enterprises transform their communications networks, from network engineering and design through network integration and commissioning to network operations. These service offerings accelerate our customers' return on investment, optimize their operational capability, enhance their network's performance and health, and help them generate new revenue. In addition to end-to-end design, integration and deployment services, our Global Services team offers customized engagements, training workshops, interoperability/ verification testing and around-the-clock technical support worldwide.

The Sonus Global Services team is an important part of our success, providing our customers with:

•	A full-service portfolio including consulting, integration, deployment, migration and operation support services;

•	Global reach through our worldwide service organization and partner presence in all major global markets;

•	Program managers who use a disciplined methodology for all deployment and integration projects; and

•	Consistent execution in the design, deployment and support of the world's largest and most advanced networks.

In addition to global solution support teams, Sonus Global Services maintains regional technical assistance centers located in Westford (Massachusetts), Tokyo and Prague. We also have customer test and support centers located in Richardson, Texas and Bangalore, India. As of December 31, 2012, our customer support and professional services organization consisted of 229 employees.

Sonus Market Strategy

Sonus is focused on enabling Cloud-based communications. The trend toward Cloud-based communications is driven by many market factors and requires infrastructure investment by the enterprises who buy Cloud services as well as the service providers who deliver Cloud services. Our SBCs, installed between service provider networks, enable service providers to access and seamlessly provide services across these networks. Our SBCs, installed at the edge of service providers' networks, allow service providers to securely and seamlessly deliver these services to enterprises. We believe the delivery of SIP trunks and services on top of these trunks will continue to drive the need for SBCs.

We expect that service providers will look to a variety of ways to augment their Cloud offerings, including offering hosted and managed infrastructure and applications. We also anticipate that service providers will expand the Cloud-based services they offer across all their networks, further driving a need for interworking and session management between those applications and their networks. We are partnering with companies, such as BroadSoft, Inc., whose products allow service providers to increase their Cloud application offerings while using our SBCs and our policy engine to facilitate the integration of their network and offerings.

We currently sell our SBCs to enterprise customers for use at the edge of their networks, which allows them to set up a secure IP network with their service providers as well as consolidated dial plans and routing services. In adopting Cloud-based services, we expect that enterprises will continue to leverage their premise-based assets and, as such, will continue to need strong interworking, policy and session management to enable the Cloud and premise components to work together seamlessly. We believe that enterprises are also seeking to enable UC solutions in their networks and Microsoft Lync is emerging as a key capability that enterprises want to deploy. Sonus offers four Lync-qualified SBCs that facilitate the co-existence of Lync with existing PBXs or facilitate the migration from a PBX to Lync. We have strong certified channel partners that continue to support customers' migrations to Lync.

We plan to continue developing new solutions internally and through partnerships that allow our customers to stay ahead of the rapid technology shifts in the communications industry. Following are some key principles driving our product evolution:

Expand our solutions to address emerging IP-based markets, such as session border control. The transformation of legacy TDM networks to all-IP networks has created requirements for security, peering and media manipulation as well as an opportunity for creating IP-to-IP services at the network edges. The requirements for security and peering go far beyond the legacy functionality of SBCs and include not only the operator's requirements for a border gateway to other IP networks, but also a wide variety of requirements associated with the need for enterprises to control their own IP networks. The multimedia nature of these emerging services also provides an opportunity for us to create innovative services at the edge of the network. The evolution of our SBC product family empowers operators to address all of the above requirements and enables them to create unique IP-IP services.

Expand and broaden our customer base by targeting specific market segments, such as enterprises and wireless operators. We plan to penetrate additional customer segments and believe that new and incumbent service providers will build out their VoIP infrastructures at different rates. The next-generation service providers, who are relatively unencumbered by legacy equipment, have been initial purchasers of our equipment and software. Other newer entrants, including wireless operators, cable operators and Internet service providers, or ISPs, have also been early adopters of certain of our products. Moreover, incumbents, including interexchange carriers, regional Bell operating companies and international operators, are adopting packet voice technologies. Large enterprises are often operating voice networks as complex as a small to mid-sized service provider, and believe that our products are a good match for their secure, reliable and scalable communication needs. We also expanded our SBC portfolio with several products in 2012 which are designed with the needs of the small and medium business customer in mind.

Expand our global sales, marketing, support and distribution capabilities. As a primary supplier of network infrastructure solutions to Tier 1 service providers (a service provider that can reach every other network on the Internet without purchasing IP transit), we require a strong worldwide presence. We have an established sales presence throughout North America, Europe, Asia/Pacific, the Middle East, Africa, and Central/South America. We augment our global direct sales force by working with international distribution partners in key markets around the world. In addition, 2012 saw the launch of Sonus Partner Assure, an expanded channel partner program, to engage and to educate systems integrators and value-added resellers on our channel-ready products, including our portfolio of SBC products. Going forward, we plan to use channel partners as our primary go-to-market strategy for the enterprise market as well as smaller Tier 2/3 service providers.

Leverage our technology leadership to attract and retain key service providers. As one of the first companies to offer carrier-class IP network solutions, we have worked with many of the world's leading service providers to help them develop their next-generation, IP-based multimedia networks. We expect service providers to select vendors that deliver leading technology and can maintain that technology leadership. We believe that our solutions are an integral part of our customers' network architecture and we will continue to help these customers move forward as their networks grow and evolve. By working closely with leading service providers, we gain valuable knowledge about their requirements, and we will continue to use this knowledge to enhance our existing products and create new products that address the most important requirements of network operators globally.

Sonus Customers

In 2012, we saw a significant increase in the number of enterprise customers and the number of SBCs sold as a percentage of our total solutions revenue. Our SBC product revenue was $67.6 million in 2012, $37.9 million in 2011 and $24.3 million in 2010, representing increases of 78.6% in 2012 compared to 2011 and 55.6% in 2011 compared to 2010.

To date, our solutions are deployed in many of the world's leading service provider and enterprise networks, including AT&T, Belgacom, BT Group, Cable & Wireless, CenturyLink, CITIC 1616, Global Crossing, KDDI, KVH, Level 3, NTT Communications, Orange, Softbank Corporation, TalkTalk, T-Systems Business Services (a division of Deutsche Telekom Group), Verizon and XO Communications.

In 2013, we plan to continue to expand our customer focus to include more enterprise customers.

The table below provides information regarding our customers who accounted for 10% or more of our revenue for the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
Bahamas Telecommunications Company Ltd.	*	14%	—
AT&T	20%	12%	21%

* Represents less than 10% of revenue.

Sales and Marketing

Historically, we have sold our products principally through a direct sales force and, in some markets, through or with the assistance of distributors and resellers, such as AT&T, Arrow S3, Dimension Data, ScanSource, TSG, Verizon, Westcon, IBIL (Malaysia), Nissho Electronics Corporation (Japan), Sumitomo Corporation (Japan) and ECI (Israel). In 2012, through Sonus Partner Assure, we established additional relationships with selected original equipment manufacturers and marketing channel partners in order to serve particular markets and provide our customers with opportunities to purchase our products in combination with related services and products.

At December 31, 2012, our sales and marketing organization consisted of 206 employees located in sales and support offices in the United States and around the world.

Product Research and Development

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology into new products and maintaining comprehensive product and service offerings. Our research and development process leverages innovative technology in response to market data and customer feedback. In 2012, we introduced differentiated products to address market and customer needs, including the Sonus SBC 5100 Session Border Controller. In addition, we completed the acquisition of Network Equipment Technologies, Inc. (NET) and have incorporated their SBC products into our product SBC portfolio as the Sonus SBC 1000, the Sonus SBC 2000 and the SBC VX (a hybrid solution).

We have assembled a team of highly skilled engineers with significant telecommunications and networking industry experience. Our engineers have experience in and with leading wireline and wireless telecommunications equipment suppliers, computer data networking and multimedia companies. As of December 31, 2012, we had 515 employees (almost half of our employees) involved in research and development, the vast majority of whom are software and quality assurance engineers. Our engineering effort is focused on SBC product development, new applications and network access features for enterprises, solutions to support Unified and Cloud-based communications services and next-generation wireless technologies. We maintain research and development offices in Massachusetts, California and New Jersey in the United States; Bangalore, India and Swindon, United Kingdom. We have made, and intend to continue to make, a substantial investment in research and development.

Our research and development expenses were $67.3 million for the year ended December 31, 2012, $64.4 million for the year ended December 31, 2011 and $62.8 million for the year ended December 31, 2010.

Competition

The market for voice and multimedia network equipment is intensely competitive worldwide, but there are historical regional differences in services, regulations and business practices among sub-markets that can benefit individual vendors. Regardless of the region, the overall market is subject to rapid technological change, affected by new product introductions, changing customer demands, industry consolidation and other market activities of industry participants. To compete effectively, we must deliver innovative products that are easy to use and deploy, provide extremely high reliability and quality, scale easily and efficiently, interoperate with existing network infrastructures and multivendor solutions, provide effective network management, are accompanied by comprehensive customer support and professional services, provide a cost-effective and space-efficient solution for enterprises and service providers and meet price competition from low-cost equipment providers. We expect competition to persist and intensify in the future. Our primary sources of competition include vendors of networking and telecommunications equipment, such as Acme Packet, Inc. (whose proposed acquisition by Oracle Corporation was announced on February 4, 2013), Alcatel-Lucent, AudioCodes Ltd., Cisco Systems, Inc., Ericsson LM Telephone Company, GENBAND Inc., Huawei Technologies Co. Ltd., Metaswitch, NEC Corp. and Nokia Siemens Networks.

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

Intellectual Property

Intellectual property is fundamental to our business and our success, and we depend upon our ability to develop, maintain and protect our technology. Therefore, we seek to safeguard our investments in technology and rely on a combination of United States and foreign patent, trademark, trade secret and copyright law and contractual restrictions to protect the proprietary aspects of our technology and to defend us against claims from others. Our general policy has been to seek to patent those patentable inventions that we expect to incorporate in our products or that we expect will be valuable otherwise. We have a program to file applications for and obtain patents, copyrights and trademarks in the United States and in specific foreign countries where we believe filing for such protection is appropriate.

At December 31, 2012, we held 103 U.S. patents (70 of which we acquired in the acquisition of NET) with expiration dates ranging from September 2013 through May 2031, and had 36 patent applications pending in the United States (4 of which we acquired in the acquisition of NET).  In addition, at December 31, 2012, we held 40 foreign patents (13 of which we acquired in the acquisition of NET) with expiration dates ranging from September 2013 through March 2027, and had 25 patent applications pending abroad (6 of which we acquired in the acquisition of NET).  We also have a number of registered trademarks in the United States, including Sonus, the Sonus logo, GSX9000, NetScore, NetEng, NetAssure, Promina and Tenor and have one pending trademark application in the United States. In addition to the protections described above, we seek to safeguard our intellectual property by:

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

Please see generally the risks that are more fully discussed in “Item 1A. Risk Factors,” with particular attention to the following risk factors: “We test our products before they are deployed. However, because our larger scale products are sophisticated and designed to be deployed in complex environments, they may have errors or defects that we find only after full deployment, which could seriously harm our business;” “If we are not able to obtain necessary licenses or on-going maintenance and support of third-party technology at acceptable prices, on acceptable terms, or at all, it could harm our operating results or business;” and “Man-made problems, such as computer viruses, hacking or terrorism, and natural disasters may disrupt our operations and harm our operating results.”

Manufacturing

Currently, we outsource the manufacturing of our products to five contract manufacturers. Our contract manufacturers provide comprehensive manufacturing services, including assembly and testing of our products and procurement of component materials on our behalf. We believe that outsourcing our manufacturing enables us to preserve working capital, allows for greater flexibility in meeting changes in demand and enables us to be more responsive in delivering products to our customers. At present, we purchase products from our contract manufacturers on a purchase order basis.

We and our contract manufacturers currently purchase several key components of our products, including commercial digital signal processors, from single or limited sources. We purchase these components on a purchase order basis.

Please see generally the risks that are more fully discussed in “Item 1A. Risk Factors,” with particular attention to the following risk factors: “We depend upon five contract manufacturers and any disruption in these relationships may cause us to fail to meet the demands of our customers and damage our customer relationships. Additionally, in the event we elect to consolidate and/or change any of our manufacturers, qualifying a new contract manufacturer to commence commercial scale production are expensive and time-consuming activities and could affect our business;” “We and our contract manufacturers rely on a single or limited sources for supply of some components of our products and if we fail to adequately predict our manufacturing requirements or if our supply of any of these components is disrupted, we will be unable to ship our products;” and “The hardware products that we purchase from our third-party vendors have life cycles, and some of those products have reached the end of their life cycles. If we are unable to correctly estimate future requirements for these products, it could harm our operating results or business.”

At December 31, 2012, we had 29 employees responsible for supply chain management, worldwide procurement, order fulfillment, product quality and technical operations.

Backlog

We sell products and services pursuant to purchase orders issued under master agreements that provide standard terms and conditions that govern the general commercial terms and conditions of the sale. These agreements typically do not obligate customers to purchase any minimum or guaranteed quantities, nor do they generally require upfront cash deposits. At any given time, we have orders for products that have not yet been shipped and for services (including our customer support obligations) that have not yet been performed. We also have orders relating to products that have been delivered and services that have been performed but have not yet been accepted by the customer under the applicable purchase terms. We include both of these situations in our calculation of backlog. A backlogged order may not result in revenue in the quarter in which it was booked, and the actual revenue recognized in a quarter may not equal the total amount of related backlog. Therefore, we do not believe that our backlog, as of any particular date, is necessarily indicative of actual revenue for any future period. In addition, we expect to derive a greater percentage of our revenue in the future from the enterprise market and through sales channels where speed of fulfillment is essential to winning business. Consequently, we expect to derive a lower percentage of our business from large service provider orders that are delivered over multiple quarters and years and we expect our backlog to decrease as a result. Our backlog was approximately $152 million at December 31, 2012 and approximately $183 million at December 31, 2011.

Employees

At December 31, 2012, we had a total of 1,093 employees, comprised of 515 in research and development, 206 in sales and marketing, 229 in customer support and professional services, 29 in manufacturing, 53 in finance, 32 in information technology and 29 in administration. Our employees are not represented by any collective bargaining agreement. We believe our relations with our employees are good.

Geographic and Segment Information
We operate in a single segment. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in making decisions regarding resource allocation and assessing performance. To date, our chief operating decision maker has made such decisions and assessed performance at the company level, as one segment. Our chief operating decision maker is our President and Chief Executive Officer.

Our classification of revenue by geographic area is determined by the location of our customers. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Year ended December 31,
	2012	2011	2010
United States	68%	60%	68%
Europe, Middle East and Africa	13	12	15
Japan	14	11	12
Other Asia Pacific	4	2	2
Other	1	15	3
	100%	100%	100%

Information regarding the geographic components of our property and equipment is provided in Note 8 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Additional Information

We were incorporated in August 1997 as a Delaware corporation. Our principal executive offices are located at 4 Technology Park Drive, Westford, MA 01886. Our telephone number at our principal executive offices is 978-614-8100.

This Annual Report on Form 10-K, as well as all other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”), are available free of charge through our Internet site (http://www.sonus.net) once we electronically file such material with, or furnish it to, the SEC. Information found on our website is not part of this report or any other report we file with or furnish to the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect our revenues and operating results include but are not limited to the following:

•	consolidation within the telecommunications industry, including acquisitions of or by our customers;

•	general economic conditions in our markets, both domestic and international, as well as the level of discretionary IT spending;

•	competitive conditions in our markets, including the effects of new entrants, consolidation, technological innovation and substantial price discounting;

•	fluctuation in demand for our voice infrastructure products and services, and the timing and size of customer orders;

•	fluctuations in foreign exchange rates;

•	cancellation or deferral of existing customer orders or the renegotiation of existing contractual commitments;

•	mix of product configurations sold;

•	length and variability of the sales cycle for our products;

•	application of complex revenue recognition accounting rules to our customer arrangements;

•	timing of revenue recognition;

•	changes in our pricing policies, the pricing policies of our competitors and the prices of the components of our products;

•	market acceptance of new products, product enhancements and services that we offer;

•	the quality and level of our execution of our business strategy and operating plan, and the effectiveness of our sales and marketing programs;

•	new product announcements, introductions and enhancements by us or our competitors, which could result in deferrals of customer orders;

•	our ability to develop, introduce, ship and successfully deliver new products and product enhancements that meet customer requirements in a timely manner;

•	our reliance on contract manufacturers for the production and shipment of our hardware products;

•	our or our contract manufacturers' ability to obtain sufficient supplies of sole or limited source components or materials;

•	our ability to attain and maintain production volumes and quality levels for our products;

•	variability and unpredictability in the rate of growth in the markets in which we compete;

•	costs related to acquisitions; and

•	corporate restructurings.

Equipment purchases by communications service providers and enterprises have become increasingly unpredictable given the current economic conditions. Additionally, as with other telecommunications product suppliers, we typically recognize a portion of our revenue in a given quarter from sales booked and shipped in the last weeks of that quarter. As a result, delays in customer orders may result in delays in shipments and recognition of revenue beyond the end of a given quarter. Additionally, it can be difficult for us to predict the timing of receipt of major customer orders, and we are unable to control timing decisions made by our customers. As a result, our quarterly operating results are difficult to predict even in the near term and a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. Therefore, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock could decline substantially. Such a stock price decline could also occur when we have met our publicly stated revenue and/or earnings guidance.

A significant portion of our operating expenses is fixed in the short term. If revenues for a particular quarter are below expectations, we may not be able to reduce costs and expenses proportionally for that quarter. Any such revenue shortfall would, therefore, have a significant effect on our operating results for that quarter.

We have incurred net losses and may incur additional net losses.

We incurred net losses in fiscal 2012, fiscal 2011 and fiscal 2010. We may incur additional net losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

We will not be successful if we do not grow our customer base, especially since our revenue has historically been generated from a limited number of customers. Additionally, if we are unable to generate recurring business from our existing customers, our consolidated financial statements could be materially and adversely affected.

To date, we have shipped our products to a limited number of customers and our future success will depend on our ability to attract additional customers beyond our current customer base. In fiscal 2012, one customer, AT&T, contributed more than 10% of our revenue, representing approximately 20% of our revenue. In fiscal 2011, two customers, Bahamas Telecommunications Company Ltd. and AT&T, each contributed more than 10% of our revenue, representing approximately 26% of our revenue in the aggregate. Factors that may affect our ability to grow our customer base include the following:

•	economic conditions that discourage potential new customers from making the capital investments required to adopt new technologies;

•	deterioration in the general financial condition of service providers and enterprises, or their ability to raise capital or access lending sources; and

•	new product introductions by our competitors.

If we are unable to expand our customer base, we will be forced to rely on generating recurring revenue from existing customers, which may not be successful. We expect to derive an increasing percentage of our revenue from engagements with our distribution, channel and systems integrator partners; however, in the foreseeable future, the majority of our revenue will continue to depend on sales of our products to a limited number of existing customers. Factors that may affect our ability to generate recurring revenues from our existing customers include the following:

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

We continue to enhance our sales strategy, which we expect will include more significant engagements with distribution, channel and systems integrator partners to resell our products. Disruptions to, or our failure to effectively develop and manage, these partners and the processes and procedures that support them could adversely affect our ability to generate revenues from the sale of our products. If we do not have adequate personnel, experience and resources to manage the relationships with these partners and to fulfill our responsibilities under such arrangements, such shortcomings could lead to the decrease of the sales of our products and our operating results could suffer.

We continue to enhance our sales strategy, which we expect will include more significant engagements with distribution and channel partners to resell our products. In addition, some of our target customers, including the government, rely on systems integrators to incorporate new equipment or services into their networks. Our future success is dependent upon establishing and maintaining successful relationships with a variety of value-added distribution, channel and systems integrator partners. While we have begun the process of identifying and entering into agreements with software application, system integrator and OEM or resale partners, we will need to increase our engagement with such partners for us to be successful. We may also need to pursue strategic partnerships with vendors who have broader technology or product offerings in order to compete with end-to-end solution providers. In addition, many of the enterprise markets we are pursuing require a broad network of resale partners in order to achieve effective distribution.

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

In 2012, the macro-environment for our media gateway trunking business faced significant declining revenues that happened faster than we were anticipating. Even though we continue to transform our company from a media gateway trunking business to an SBC business, we remain dependent upon our voice infrastructure products, and our revenues will continue to depend upon their commercial success for the foreseeable future. If the market for these products continues to significantly decline and if our SBC sales do not accelerate as quickly as we forecast, our operating results could suffer.

While we continue to transform our company from a media gateway trunking business to an SBC business, our current revenues still depend upon the commercial success of our TDM-to-IP and our all-IP voice infrastructure products and solutions, and we believe this will remain true for the foreseeable future. Revenue from sales of our trunking and communications applications products was $85.7 million for the year ended December 31, 2012, $116.5 million for the year ended December 31, 2011 and $122.2 million for the year ended December 31, 2010, which represented decreases of 26.4% in fiscal 2012 compared to fiscal 2011 and 4.7% in fiscal 2011 compared to fiscal 2010. If the market for these products continues to significantly decline and if our SBC sales to not accelerate as quickly as we forecast, our operating results could suffer.

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

Success in our industry requires large investments in technology and creates exposure to rapid technological and market changes. We spend a significant amount of time, money and resources developing new technology, products and solutions. Our strategic plan includes a significant shift in our investments from mature technologies that previously generated significant revenue for us toward certain next-generation technologies as well as working with more channel partners to sell our products. In order for us to be successful, our technologies, products and solutions must be accepted by relevant standardization bodies and by the industry as a whole. Our choices of specific technologies to pursue, and those to de-emphasize, may prove to be inconsistent with our customers' investment spending. Moreover, if we invest in the development of technologies, products and solutions that do not function as expected, are not adopted by the industry, are not ready in time, are not accepted by our customers as quickly as anticipated or are not successful in the marketplace, our sales and earnings may suffer and, as a result, our stock price could decline. As technology advances, we may not be able to respond quickly or effectively to developments in the market for our products, or new industry standards may emerge and could render our existing or future products obsolete. If our products become technologically obsolete or if we are unable to develop successor products that are accepted by our customers, we may be unable to sell our products in the marketplace and face declines in sales. We may also experience difficulties with software development, hardware design, manufacturing or marketing that could delay or prevent our development, introduction or marketing of new products and enhancements.

Restructuring activities could adversely affect our ability to execute our business strategy.

In August 2012, we announced that we were implementing a restructuring initiative to streamline operations and reduce our operating costs. The restructuring plan resulted in a workforce reduction of approximately 150 people worldwide. In connection with this action, we recorded restructuring expense of $7.7 million, comprised of $4.2 million for the consolidation of certain facilities, $3.2 million for severance and related costs and $0.3 million for the write-off of assets associated with the headcount reduction and facilities consolidations. During fiscal 2010 and 2009 we had a number of restructuring activities, including office closings and lay-offs. These restructurings and any future restructurings, should it become necessary for us to continue to restructure our business due to worldwide market conditions or other factors that reduce the demand for our products and services, could adversely affect our ability to execute our business strategy in a number of ways, including through:

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

We may fail to realize the anticipated benefits from the acquisition of Network Equipment Technologies, Inc. (NET) on a timely basis, or at all, for a variety of reasons, including the following:

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

We are not currently a party to any material pending acquisition agreements. However, we may acquire additional businesses, products or technologies in the future. Acquisitions are inherently risky and no assurance can be given that our future acquisitions will be successful or will not materially and adversely affect our business, operating results or financial condition. We expect to continue to review opportunities to acquire other businesses or technologies that would add to our existing product line, complement and enhance our current products, expand the breadth of our markets, enhance our technical capabilities or otherwise offer growth opportunities. If we make further acquisitions, we could, among other things:

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

We historically have used stock options and restricted stock as a significant component of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee retention, and provide competitive compensation packages. In 2007, our stockholders approved a stock incentive plan, which includes a limited amount of shares to be granted under such plan. In 2010, our stockholders approved amendments to this plan to, among other things, increase the number of shares of our common stock that may be granted under this plan from 14,902,701 to 34,902,701. Additionally, in connection with the acquisition of NET, we assumed NET's 2008 Stock Incentive Plan, which provides for the award of stock options, restricted stock, performance-based awards and stock appreciation rights to Sonus employees who were previously NET employees and Sonus employees hired after August 24, 2012, the NET acquisition date. We expect that the number of shares available for grant under our stock incentive plans will be insufficient for our needs in the near future and it is not certain that our stockholders will approve an increase in the number of shares that we are authorized to issue under such plans. The limited number of shares available for use as equity incentives to employees may make it more difficult for us to attract, retain and motivate key personnel.

Worldwide efforts to contain capital spending, general uncertainty as to continued economic growth during the current post-recessionary global economy, the possibility of another recession and a continued weakened global economy could have a material adverse effect on us.

One factor that significantly affects our operating results is the impact of economic conditions on the willingness of our current and potential customers to make capital investments. Given the general uncertainty as to continued economic growth during the current post-recessionary global economy as well as concerns regarding another potential recession, we believe that customers continue to be cautious about sustained economic growth and have tried to maintain or improve profitability through cost control and constrained capital spending, which places additional pressure on IT departments to demonstrate acceptable return on investment. Some of our current or prospective customers may cancel or delay spending on the development or roll-out of capital and technology projects with us due to the continuing economic uncertainty and, consequently, our results of operations may be adversely affected. In addition, the current uncertain worldwide economic environment and fragile financial markets make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand, which could result in an inability to satisfy demand for our products and a loss of market share. Our revenues are likely to decline in such circumstances and our profit margins could erode, or we could incur significant losses.

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

Continuing turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, particularly the continuing tension in Southeast Asia, the Middle East and Africa, as well as political and economic issues in Europe, including the impact of European sovereign debt concerns, continue to put pressure on global economic conditions. Our operating results and our ability to expand into other international markets may also be affected by changing economic conditions particularly germane to that sector or to particular customer markets within that sector.

If we fail to compete successfully against telecommunications equipment and networking companies, our ability to increase our revenues and achieve profitability will be impaired.

Competition in the telecommunications market is intense. This market has historically been dominated by large incumbent telecommunications equipment companies, such as Alcatel-Lucent, Ericsson LM Telephone Company, Huawei Technologies Co. Ltd., NEC Corp. and Nokia Corp., all of which are our direct competitors. We also face competition from other telecommunications and networking companies, including Acme Packet, Inc., Cisco Systems, Inc. and GENBAND Inc., that design competing products. Other competitors may also merge, intensifying competition. Additional competitors with significant financial resources may enter our markets and further intensify competition.

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

To compete effectively, we must deliver innovative products that:

•	provide extremely high reliability and quality;

•	deploy and scale easily and efficiently;

•	interoperate with existing network infrastructures and multivendor solutions;

•	provide effective network management;

•	are accompanied by comprehensive customer support and professional services;

•	provide a cost-effective and space efficient solution for service providers; and

•	meet price competition from low cost equipment providers.

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

Many of our customers will require that our products be designed to interface with their existing networks, each of which may have different specifications. Issues caused by an unanticipated lack of interoperability may result in significant warranty, support and repair costs, divert the attention of our engineering personnel from our hardware and software development efforts and cause significant customer relations problems. If our products do not interoperate with those of our customers' networks, installations could be delayed or orders for our products could be canceled, which would seriously harm our gross margins and result in loss of revenues or customers. Additionally, our customers may decide to devote a significant portion of their budgets to evolving technology as they consider national or worldwide build-outs. Therefore, if the demand for our products is not strong and if our target customers do not adopt, purchase and successfully deploy our current or planned products, our revenues will not grow.

Our large customers have substantial negotiating leverage, and they may require that we agree to terms and conditions that may have an adverse effect on our business.

Large communications service providers have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may, among other things, require us to develop additional features, require penalties for failure to deliver such features, require us to partner with a certain reseller before purchasing our products and/or seek discounted product or service pricing. As we sell more products to this class of customer, we may be required to agree to terms and conditions that are less beneficial to us, which may affect the timing of revenue recognition, amount of deferred revenues or product and service margins and may adversely affect our financial position and cash flows in certain reporting periods.

Our stock price has been and may continue to be volatile.

The market for technology stocks has been, and will likely continue to be, volatile. The following factors could cause the market price of our common stock to fluctuate significantly:

•	addition or loss of any major customer;

•	continued significant declines in customer spending in the media gateway trunking business;

•	consolidation and competition in the telecommunications industry;

•	changes in the financial condition or anticipated capital expenditure purchases of any existing or potential major customer;

•	economic conditions for the telecommunications, networking and related industries;

•	quarterly variations in our bookings, revenues and operating results;

•	changes in financial estimates by securities analysts;

•	speculation in the press or investment community;

•	announcements by us or our competitors of significant contracts, new products or acquisitions, distribution partnerships, joint ventures or capital commitments;

•	activism by any single large stockholder or combination of stockholders;

•	sales of common stock or other securities by us or by our stockholders in the future;

•	securities and other litigation;

•	announcement of a stock split, reverse stock split, stock dividend or similar event; and/or

•	emergence or adoption of new technologies or industry standards.

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

In addition, we and our customers have received inquiries from intellectual property owners and may become subject to claims that we or our customers infringe the intellectual property rights of third parties. Any parties asserting that our products infringe upon their proprietary rights could force us to license their patents for substantial royalty payments or to defend ourselves and possibly our customers or contract manufacturers in litigation. These claims and any resulting licensing arrangement or lawsuit, if successful, could subject us to significant royalty payments or liability for damages and invalidation of our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

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

Campaigns by significant investors to effect changes at publicly-traded companies continue to be prevalent. In 2009, we entered into a letter agreement with our then-largest stockholder, pursuant to which we agreed to take certain actions related to our corporate governance. While we believe we have satisfied in full our obligations under such letter agreement, there can be no assurance that such stockholder and/or any other stockholder will not pursue actions to effect changes in our management and strategic direction, including through the solicitation of proxies from our stockholders. If a proxy contest were to be pursued by any stockholder, it could result in substantial expense to us, consume significant attention of our management and Board of Directors, and disrupt our business.

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

If we are a party to material litigation and if the defenses we claim are ultimately unsuccessful, or if we are unable to achieve a favorable settlement, we could be liable for large damage awards that could have a material adverse effect on our business and consolidated financial statements.

We may face risks associated with our international expansion that could impair our ability to grow our international revenues. If we fail to manage the operational and financial risks associated with our international operations, it could have a material adverse effect on our business and consolidated financial statements.

We have expanded, and expect to continue to expand, our operations in international and emerging markets. International operations are a significant part of our business, and such operations will continue to require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, our international operations are subject to other inherent risks, including:

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

•
political, social and economic instability, including as a result of the current fragility of global financial markets, concerns regarding European sovereign debt, health pandemics or epidemics and/or acts of war or terrorism.

Our international revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next, and accordingly, current data may not be indicative of future periods. If we are unable to support our business operations in international and emerging markets, or their further expansion, while balancing the higher operational and financial risks associated with these markets, our business and consolidated financial statements could be harmed.

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

We depend upon five contract manufacturers and any disruption in these relationships may cause us to fail to meet the demands of our customers and damage our customer relationships. Additionally, in the event we elect to consolidate and/or change any of our manufacturers, qualifying a new contract manufacturer to commence commercial scale production or consolidating to a reduced number of contract manufacturers are expensive and time-consuming activities and could affect our business.

While we currently work with five contract manufacturers, we primarily rely upon one large global manufacturer to assemble our products according to our specifications and to fulfill orders on a timely basis. Reliance on a third-party manufacturer involves a number of risks, including a lack of control over the manufacturing process, inventory management and the potential absence or unavailability of adequate capacity. We do not have the internal manufacturing capabilities to meet our customers' demands. Any difficulties or failures to perform by our contract manufacturers could cause delays in customer product shipments or otherwise negatively affect our results of operations.

While we have switched from one single-source manufacturer to another in 2009 as well as in 2011 without any supply disruptions during either of these transitions, any future changes to or consolidations of our current contract manufacturers could lead to material shortages or delays in the supply of our products. In the event we elect to consolidate and/or change any of our manufacturers, qualifying a new contract manufacturer to commence commercial scale production or consolidating to a reduced number of contract manufacturers are expensive and time-consuming activities and could result in a significant interruption in the supply of our products. If a change in contract manufacturers results in delays in our fulfillment of customer orders or if a contract manufacturer fails to make timely delivery of orders, we may lose revenues and suffer damage to our customer relationships.

We and our contract manufacturers rely on single or limited sources for supply of some components of our products and if we fail to adequately predict our manufacturing requirements or if our supply of any of these components is disrupted, we will be unable to ship our products.

We and our contract manufacturers currently purchase several key components of our products, including commercial digital signal processors, from single or limited sources. Single-source and limited source manufacturing arrangements are of a nature that ordinarily accompanies the type of business we conduct. Nevertheless, depending upon the component, there may or may not be alternative sources of substitutes. We purchase these components on a purchase order basis. If we overestimate our component and finished goods requirements, we could have excess inventory, which would increase our costs. If we underestimate our requirements, we may not have an adequate supply, which could interrupt manufacturing of our products and result in delays in shipments and revenues. Additionally, if any of our contract manufacturers underestimates our requirements, they may not have an adequate supply, which could interrupt manufacturing of our products and result in delays in shipments. If any of our sole or limited source suppliers experiences capacity constraints, work stoppages or other reductions or disruptions in output, they may not be able to meet, or may choose not to meet, our delivery schedules. Moreover, we have agreed to compensate our contract manufacturers in the event of termination or cancellation of orders, discontinuance of product or excess material.

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

Our business depends upon highly skilled technical, managerial, engineering, sales, marketing and customer support personnel. Competition for these personnel is intense, especially during times of economic recovery or growth. Any failure to hire, assimilate in a timely manner and retain needed qualified personnel, particularly engineering and sales personnel, could impair our growth and make it difficult to meet key objectives, such as timely and effective product introductions.

Our future success depends upon the continued services of our executive officers who have critical industry experience and relationships that we rely on to implement our business plan. With the exception of certain key employees based in the European Union, none of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our officers or key employees could delay the development and introduction of, and negatively impact our ability to sell, our products and achieve our business objectives.

We had two executive departures in fiscal 2012: the departures of our Senior Vice President of Engineering and Chief Technology Officer in August 2012 and our Vice President of Human Resources in September 2012. We had three executive departures in fiscal 2011: the departure of our Chief Financial Officer and our Vice President of Product Operations, both in August 2011, and the departure of our Vice President of Engineering and Chief Architect in April 2011. While we have since hired replacements, there is always a risk of uncertainty and instability relating to our ability to find highly qualified successors for certain executive positions and to transition the duties and responsibilities of any departing key executive in an orderly manner.

We test our products before they are deployed. However, because our larger scale products are sophisticated and designed to be deployed in complex environments, they may have errors or defects that we find only after full deployment, which could seriously harm our business.

Our larger scale products are sophisticated and are designed to be deployed in large and complex networks. We test our products before they are deployed. However, because of the nature of our products, they can only be fully tested when substantially deployed in very large networks with high volumes of traffic. Some of our customers may discover errors or defects in the software or hardware, or the products may not operate as expected after full deployment. As we continue to expand our distribution channel through distributors and resellers, we will need to rely on and support their service and support organizations. If we are unable to fix errors or other performance problems that may be identified after full deployment of our products, we could experience:

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

Because our larger scale products are deployed in large, complex networks around the world, failure to establish a support infrastructure and maintain required support levels could seriously harm our business.

Our larger scale products are deployed in large and complex networks around the world. Our customers expect us to establish a support infrastructure and maintain demanding support standards to ensure that their networks maintain high levels of availability and performance. To continue to support our customers with these larger scale products, our support organization will need to provide service and support at a high level throughout the world. If we are unable to provide the expected level of support and service to our customers, we could experience:

•	loss of customers and market share;

•	failure to attract new customers in new geographies;

•	increased service, support and warranty costs and a diversion of development resources; and/or

•	network performance penalties.

A portion of our revenue is generated from government sales, which is a new line of business for us due to our recent acquisition of NET. Disruptions to, or our failure to effectively develop, manage and maintain our government customer relationships could adversely affect our ability to generate revenue from the sales of certain of our products. Further, such government sales are subject to potential delays and cutbacks, require specific testing efforts, and impose significant compliance obligations.

A portion of our total revenue from product sales comes from contracts with governmental agencies. Most of these contracts do not include long-term purchase commitments. Government sales is a new line of business for us due to the recent acquisition of NET, and disruptions to, or our failure to effectively develop, manage and maintain our government customer relationships could adversely affect our ability to generate revenue from the sales of our products.

A majority of NET's historical government sales have involved the Promina product, for which sales have declined substantially in recent periods. While governmental agencies have purchased and are evaluating some of our new products for broader deployment, this new line of business may not develop quickly or be sufficient to offset future declines in sales of the Promina product. Spending by government customers fluctuates based on budget allocations and the timely passage of the annual federal budget. An impasse in federal government budget decisions could lead to substantial delays or reductions in federal spending. During 2011, the U.S. federal government was unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011 (the “Budget Act”). Unless Congress and the Administration take further action, the Budget Act will trigger automatic reductions in both defense and discretionary spending in March 2013. The resulting automatic across-the-board budget cuts in sequestration would likely cause a substantial reduction in revenues from our federal government customers.

The federal government has issued specific requirements for IP networking products to incorporate a technology referred to as “IPv6” and requires products destined for use in military applications be certified by the Joint Interoperability Test Command (“JITC”). If we are unable to complete development efforts necessary to support IPv6 within the timeframes required by the federal government or are unable to obtain JITC certifications as needed, our government sales, and hence our revenue and results of operations, may suffer.

A substantial portion of the revenue generated from our government customers is based on our contract with the General Services Administration (“GSA”). This contract imposes significant compliance and reporting obligations on us. The contract also establishes a fixed price under which government customers may purchase our products and provides for automatic mandatory price reductions upon certain events. In addition, the GSA can impose financial penalties for non-compliance.

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

We are exposed to the credit risk of some of our customers and to credit exposures in fragile financial markets, which could result in material losses.

Due to our reliance on significant customers, we are dependent on the continued financial strength of our customers. If one or more of our significant customers experience financial difficulties, it could result in uncollectable accounts receivable and our loss of significant customers and anticipated service revenue.

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

Even an effective internal control system, no matter how well designed, has inherent limitations - including the possibility of the circumvention or overriding of controls - and therefore, can provide only reasonable assurance with respect to financial statement preparation. The failure or circumvention of our controls, policies and procedures could impair our ability to report accurate financial results and could have a material adverse effect on our business and consolidated financial statements.

Any changes to existing accounting pronouncements or taxation rules or practices may cause adverse fluctuations in our reported results of operations or affect how we conduct our business.

A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements, taxation rules and varying interpretations of accounting pronouncements or taxation rules have occurred in the past and may occur in the future. The change to existing rules, future changes, if any, or the need for us to modify a current tax position may adversely affect our reported financial results or the way we conduct our business. For example, a new revenue recognition standard and the International Accounting Standards Board and Financial Accounting Standards Board joint project on lease accounting are both expected to be finalized in 2013 and, if ratified, could be effective for companies as early as 2015, and could have a material impact on our consolidated financial statements.

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

Under generally accepted accounting principles, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Our intangible assets increased by approximately $17 million as a result of our acquisition of NET. Goodwill, which increased by approximately $29 million as a result of our acquisition of NET, is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, significant change in circumstances relative to a large customer, significant decline in our stock price for a sustained period and decline in our market capitalization to below net book value.

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

Our use and reliance upon research and development resources in India may expose us to unanticipated costs and/or liabilities.

We have a significant research and development center in Bangalore, India and, in recent years, have increased headcount and development activity at this facility. The employees at this facility consist principally of research and development personnel. There is no assurance that our reliance upon development resources in India will enable us to achieve meaningful cost reductions or greater resource efficiency. Further, our development efforts and other operations in India involve significant risks, including:

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

Compliance with new regulations regarding the use of conflict minerals may disrupt our operations and harm our operating results.

In August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Securities and Exchange Commission adopted new requirements for companies that user certain minerals and derivative metals (referred to as "conflict minerals" regardless of their actual country of origin) in their products. These metals, which include tantalum, tin, gold and tungsten, are central to the technology industry and are present in our products as component parts. These requirements will require us to investigate and disclose whether or not the conflict minerals that are used in our products originated from the Democratic Republic of the Congo or adjoining countries. There will be costs associated with these investigation and disclosure requirements, in addition to the potential costs of remediation and other changes to products, processes or sources of supply as a consequence of such activities. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Also, we may face reputational challenges if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement or if we are unable to replace any conflict minerals used in our products that are sourced from the Democratic Republic of the Congo or adjoining countries, as there may not be any acceptable alternative sources of the conflict minerals in question or alternative materials that have the properties we need for our products. We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier and we may have to write off inventory in the event that it cannot be sold. These changes could also have an adverse impact in our ability to manufacture and market our products.

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

With the acquisition of NET in August 2012, we acquired a subsidiary that may have exported or re-exported certain of its products in violation of U.S. export laws. NET learned of these potential violations in its fiscal year ended March 25, 2011. Consequently, NET launched an internal investigation of its export-related activities, and reported the results of the investigation to the U.S. government. In June 2012, the U.S. government, through the Bureau of Information Security and Office of Foreign Assets Control closed its investigation with no penalty.

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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
Our corporate headquarters is located in a leased facility in Westford, Massachusetts, consisting of 97,500 square feet under a lease that expires in August 2018. In addition to our corporate headquarters, we maintained, as of December 31, 2012, the following active facilities:

Location	Principal use	Square footage (approximate)	Lease expiration
Fremont, California	Sales and customer support	97,700	December 2016*
Bangalore, India	Engineering/development	78,500	February 2016
Dulles, Virginia	Sales and customer support	26,800	April 2013
Richardson, Texas	Customer support	23,700	January 2015
Freehold, New Jersey	Engineering/development	16,500	December 2017
Swindon, United Kingdom	Engineering/development	7,400	June 2013
Tokyo, Japan	Sales and customer support	7,200	September 2013
Staines, United Kingdom	Sales and customer support	6,400	July 2013
Schaumburg, Illinois	Engineering/development	4,700	July 2013

__________________________________
*    2012 restructuring charges included charges related to approximately two-thirds of this facility.
As of December 31, 2012, we also leased short-term office space in Australia, China, Colorado, Czech Republic, France, Germany, Hong Kong, Malaysia, Mexico, Singapore, Spain, Taiwan and the United Arab Emirates. We believe our existing facilities are adequate for our current needs and that suitable additional space will be available as needed.
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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is quoted on the NASDAQ Global Select Market under the symbol "SONS".
The following table sets forth, for the time periods indicated, the high and low sale prices of our common stock as reported on the NASDAQ Global Select Market.

	High	Low
Fiscal 2012
First quarter	$3.11	$2.35
Second quarter	$3.00	$2.01
Third quarter	$2.23	$1.56
Fourth quarter	$1.96	$1.36
Fiscal 2011
First quarter	$4.16	$2.69
Second quarter	$4.06	$2.72
Third quarter	$3.42	$2.00
Fourth quarter	$2.79	$1.97

Holders
At February 15, 2013, there were approximately 526 holders of record of our common stock.
Dividend Policy
We have never declared or paid cash dividends and have no present intention to pay cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We have not announced any current plans or programs to repurchase shares of our common stock. However, upon vesting of restricted stock awards, our employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. The following table summarizes repurchases of our common stock during the fourth quarter of fiscal 2012, which represent shares returned to satisfy tax withholding obligations:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
September 29, 2012 to October 25, 2012	69,410	$1.89	—	—
October 26, 2012 to November 23, 2012	12,165	$1.80	—	—
November 24, 2012 to December 31, 2012	10,678	$1.71	—	—
Total	92,253	$1.86	—	—

Performance Graph
The following performance graph compares the cumulative total return to stockholders for our common stock for the period from December 31, 2007 through December 31, 2012 with the cumulative total return over the same period on the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The comparison assumes an investment of $100 on December 31, 2007 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends, if any. The performance shown is not necessarily indicative of future performance.
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

$120
$110
$100
$90
$80
$70
$60
$50
$40
$30
$20
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
Sonus Networks, Inc.
NASDAQ Composite
NASDAQ Telecommunications

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	December 31,
	2007	2008	2009	2010	2011	2012
Sonus Networks, Inc.	$100.00	$27.10	$36.19	$45.80	$41.17	$29.16
NASDAQ Composite	$100.00	$59.03	$82.25	$97.32	$98.63	$110.78
NASDAQ Telecommunications	$100.00	$57.58	$72.97	$86.05	$90.30	$89.62

ITEM 6.    SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
Consolidated Statement of Operations Data
(In thousands, except per share amounts)	2012 (1)	2011	2010	2009	2008 (2)
Revenue:
Product	$153,326	$154,373	$146,583	$136,276	$203,387
Service	100,808	105,323	102,724	91,220	109,758
Total revenue	254,134	259,696	249,307	227,496	313,145
Cost of revenue:
Product	58,109	57,929	48,163	38,893	74,274
Service	53,431	55,646	47,992	44,467	56,020
Total cost of revenue	111,540	113,575	96,155	83,360	130,294
Gross profit	142,594	146,121	153,152	144,136	182,851
Operating expenses:
Research and development	67,341	64,410	62,786	59,864	73,098
Sales and marketing	76,341	59,279	51,033	48,929	74,364
General and administrative	34,283	34,957	49,391	43,217	62,045
Litigation settlement, net of insurance recovery	—	—	—	—	19,100
Impairment of intangible assets	—	—	—	—	2,727
Acquisition-related expense	5,496	—	—	—	—
Restructuring expense	7,675	—	1,501	3,510	702
Total operating expenses	191,136	158,646	164,711	155,520	232,036
Loss from operations	(48,542)	(12,525)	(11,559)	(11,384)	(49,185)
Interest and other income, net	814	1,287	1,561	3,993	12,710
Loss from continuing operations before income taxes	(47,728)	(11,238)	(9,998)	(7,391)	(36,475)
Income tax (provision) benefit	(2,441)	(1,465)	(693)	2,459	(79,675)
Loss from continuing operations	(50,169)	(12,703)	(10,691)	(4,932)	(116,150)
Loss from discontinued operations	—	—	—	—	(4,491)
Loss on sale of discontinued operations	—	—	—	—	(741)
Net loss	$(50,169)	$(12,703)	$(10,691)	$(4,932)	$(121,382)
Loss per share:
Basic:
Continuing operations	$(0.18)	$(0.05)	$(0.04)	$(0.02)	$(0.43)
Discontinued operations	—	—	—	—	(0.02)
	$(0.18)	$(0.05)	$(0.04)	$(0.02)	$(0.45)
Diluted:
Continuing operations	$(0.18)	$(0.05)	$(0.04)	$(0.02)	$(0.43)
Discontinued operations	—	—	—	—	(0.02)
	$(0.18)	$(0.05)	$(0.04)	$(0.02)	$(0.45)
Shares used to compute loss per share:
Basic	280,090	278,540	275,470	273,730	271,477
Diluted	280,090	278,540	275,470	273,730	271,477

	December 31,
Consolidated Balance Sheet Data
(In thousands)	2012	2011	2010	2009	2008
Cash and cash equivalents	$88,004	$105,451	$62,501	$125,323	$122,207
Short-term marketable securities	$161,905	$224,090	$258,831	$239,223	$180,786
Long-term investments	$29,698	$55,427	$87,087	$49,598	$84,965
Working capital	$285,328	$336,619	$323,477	$352,409	$327,088
Total assets	$471,260	$504,715	$555,954	$540,737	$535,585
Long-term deferred revenue, net of current portion	$11,647	$11,601	$42,811	$25,242	$37,991
Long-term convertible subordinated note	$2,380	$—	$—	$—	$—
Other long-term liabilities, net of current portion	$5,706	$3,599	$4,138	$1,127	$1,865
Total stockholders' equity	$376,046	$415,301	$418,956	$414,238	$406,435

__________________________________

(1)	Includes the results of operations of Network Equipment Technologies, Inc. for the period subsequent to its acquisition by the Company on August 24, 2012.

(2)
Includes the results of operations of Atreus Systems, Inc. for the period subsequent to its acquisition by the Company on April 18, 2008 and $88.4 million of income tax expense related to the recording of a valuation allowance on certain deferred tax assets.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are a leading provider of networked solutions for communications service providers (e.g., telecommunications, wireless and cable service providers) and enterprises to help them advance, protect and unify their communications and improve collaboration. Our products include session border controllers, Session Initiation Protocol ("SIP") session management servers, Voice over IP ("VoIP") switches, SIP application servers, multiprotocol signaling gateways and network analytics tools. Our solutions address the need for communications service providers and enterprises to seamlessly link and leverage multivendor, multiprotocol communications systems and applications across their networks, around the world and in a rapidly changing ecosystem of IP-enabled devices such as smartphones and tablets.

Currently, we sell our products principally through a direct sales force in the United States, Europe, Asia-Pacific and the Middle East. We continue to expand our presence into new geographies and markets through our relationships with regional channel partners. In May 2012, we implemented our indirect sales channel program, which is focused primarily on enterprise customers, to capture a larger percentage of the Session Border Controller (“SBC”) and Unified Communications markets.

Our target customers are comprised of both communications service providers and enterprises. Customers and prospective customers in the service provider space are traditional and emerging communications service providers, including long distance carriers, local exchange carriers, Internet service providers, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers. Enterprise customers and target enterprise customers include financial institutions, retailers, state and local governments and other multinational corporations. We collaborate with our customers to identify and develop new, advanced services and applications that can help to reduce costs, improve productivity and generate new revenue.

We continue to focus on the key elements of our strategy, which is designed to capitalize on our technology and market lead, and build a premier franchise in multimedia infrastructure solutions. We are currently focusing our major efforts on the following aspects of our business:

•	expanding our solutions to address emerging Unified Communication and IP-based markets, such as SBC, in the enterprise and service provider markets;

•	embracing the principles outlined by 3GPP, 4GPP2 and LTE architectures and delivering the industry's most advanced IMS (IP Multimedia Subsystem)-ready SBC product suite;

•	leveraging our TDM (time division multiplexing)-to-IP gateway technology leadership with service providers to accelerate adoption of SIP-enabled Unified Communication services;

•	expanding and broadening our customer base by targeting the enterprise for SIP trunking and access solutions;

•	assisting our customers' ability to differentiate themselves by offering a sophisticated application development platform and service creation environment;

•	expanding our global sales distribution, marketing and support capabilities;

•	actively contributing to the SIP standards definition and adoption process; and

•	pursuing strategic transactions and alliances.

On August 24, 2012 (the "Acquisition Date"), we completed the acquisition of Network Equipment Technologies, Inc. (“NET”), a Delaware corporation, for a cash purchase price of $1.35 per share of outstanding NET common stock, or $41.5 million. We believe the acquisition of NET expands our SBC portfolio, opens new sales channels and adds a government installed base to our customer base. The financial results of NET are included in our financial results for the period subsequent to the acquisition.

In August 2012, we announced that we were implementing a restructuring initiative to streamline operations and reduce our operating costs. The restructuring plan resulted in a workforce reduction of approximately 150 people worldwide. In connection with this action, we recorded restructuring expense of $7.7 million, comprised of $4.2 million for the consolidation of certain facilities, $3.2 million for severance and related costs and $0.3 million for the write-off of assets associated with the reduced headcount and facilities consolidations.
We reported losses from operations of $48.5 million for fiscal 2012, $12.5 million for fiscal 2011 and $11.6 million for fiscal 2010. We reported net losses of $50.2 million in fiscal 2012, $12.7 million in fiscal 2011 and $10.7 million in fiscal 2010.

Our revenue was $254.1 million in fiscal 2012, $259.7 million in fiscal 2011 and $249.3 million in fiscal 2010. Our gross profit was $142.6 million in fiscal 2012, $146.1 million in fiscal 2011 and $153.2 million in fiscal 2010. Our gross profit as a percentage of revenue ("total gross margin") was 56.1% in fiscal 2012, 56.3% in fiscal 2011 and 61.4% in fiscal 2010. Our gross profit in fiscal 2012 was negatively impacted by the write-off of $7.1 million of prepaid royalties for licensed technology related to products from which we do not expect to derive future sales, which reduced our total gross margin by approximately three percentage points.
Our operating expenses were $191.1 million in fiscal 2012, compared to $158.6 million in fiscal 2011 and $164.7 million in fiscal 2010. Our fiscal 2012 operating expenses include $5.5 million of incremental acquisition-related costs in connection with the NET acquisition and $7.7 million of restructuring expense. Our fiscal 2011 operating expenses included $0.8 million of incremental costs related to the departure of our former Senior Vice President and Chief Financial Officer in August 2011 and $0.7 million of expense for the early termination of our lease in Freehold, New Jersey. Our fiscal 2010 operating expenses included $7.9 million of incremental costs in the aggregate related to the departures of our former President and Chief Executive Officer and our former Executive Vice President and Chief Operating Officer, as well as $1.5 million of restructuring expense.
We recorded stock-based compensation expense of $9.0 million in fiscal 2012, $7.9 million in fiscal 2011 and $15.3 million in fiscal 2010.
Lower portfolio yield on our investments, coupled with lower amounts invested in cash equivalents and marketable securities, resulted in lower interest income, which was also a factor in our current year net loss, as was higher interest expense related to the subordinated notes assumed in connection with the NET acquisition.
See "Results of Operations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these changes in our revenue and expenses.
Effective in fiscal 2012, we began to report the first, second and third quarters of each fiscal year on a 4-4-5 basis. In fiscal 2012, our first quarter ended on March 30, 2012, our second quarter ended on June 29, 2012 and our third quarter ended on September 28, 2012. Our fiscal year-end will continue to be December 31.
Critical Accounting Policies and Estimates
Management's discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management's estimates and projections, there could be a material effect on our consolidated financial statements. The significant accounting policies that we believe are the most critical include the following:

•	Revenue recognition;

•	Valuation of inventory;

•	Loss contingencies and reserves;

•	Stock-based compensation;

•	Business combinations;

•	Goodwill and intangible assets; and

•	Accounting for income taxes.
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
Our products typically have both software and non-software components that function together to deliver the products' essential functionality. Many of our sales involve multiple-element arrangements that include both software and hardware-related products, maintenance and various professional services. Effective January 1, 2011, we prospectively adopted the provisions of Accounting Standards Update ("ASU") 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements("ASU 2009-14") and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements ("ASU 2009-13") for new and materially modified arrangements originating on or after January 1, 2011. ASU 2009-14 amends industry-specific revenue accounting guidance for software and software-related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product's essential functionality. All stand-alone software components will continue to be accounted for under the software revenue recognition guidance in Accounting Standards Codification ("ASC") 985-605, Software—Revenue Recognition ("ASC 985-605").
For transactions entered into prior to January 1, 2011 and prospectively for software-only sales, we recognize revenue in accordance with ASC 985-605. Under this guidance, revenue for any undelivered elements that are considered not essential to the functionality of the product and for which vendor-specific objective evidence of fair value ("VSOE") has been established, is deferred and recognized upon delivery utilizing the residual method. If we do not have VSOE for each undelivered element we defer all revenue on the entire arrangement until VSOE is established or until such elements are delivered, provided that all other revenue criteria are met.
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
Valuation of Inventory.    We review inventory for both potential obsolescence and potential loss of value periodically. In this review, we make assumptions about the future demand for and market value of the inventory and, based on these assumptions, estimate the amount of any excess, obsolete or slow-moving inventory.
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
Loss Contingencies and Reserves.    We are subject to ongoing business risks arising in the ordinary course of business that affect the estimation process of the carrying value of assets, the recording of liabilities and the possibility of various loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We regularly evaluate current information available to determine whether such amounts should be adjusted and record changes in estimates in the period they become known. We are subject to various legal claims. We reserve for legal contingencies and legal fees when the amounts are probable and reasonably estimable.
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
The amount of stock-based compensation expense recorded in any period for unvested awards requires estimates of the amount of stock-based awards that are expected to be forfeited prior to vesting, as well as assumptions regarding the probability that performance awards will be earned. We recorded stock-based compensation expense related to performance-based stock awards in fiscal 2012 and fiscal 2010.
Business Combinations. We allocate the purchase price of acquired companies to identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed and represents the expected future economic benefits arising from other assets acquired in the business combination that are not individually identified and separately recognized. Significant management judgments and assumptions are required in determining the fair value of assets acquired and liabilities assumed, particularly acquired intangible assets which are principally based upon estimates of the future performance and cash flows expected from the acquired business and applied discount rates. While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at a business combination date, our estimates and assumptions are inherently uncertain and subject to refinement. If different assumptions are used, it could materially impact the purchase price allocation and our financial position and results of operations. Any adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period are included in operating results in the period in which the adjustments is determined. Intangible assets typically are comprised of developed technology, trademarks and trade names, customer contracts/relationships, order backlog, internal use software and covenants not to compete.
Goodwill and Intangible Assets.    Goodwill is not amortized, but instead is tested for impairment at least annually, or if indicators of potential impairment exist. Estimated fair value is based on either discounted future pretax operating cash flows, or appraised values. Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by comparing the carrying amount of the asset to future net undiscounted pretax cash flows expected to be generated by the asset. If these comparisons indicate that an asset is not recoverable, we will recognize an impairment loss for the amount by which the carrying value of the asset exceeds the related estimated fair value.
Considerable judgment is required to estimate discounted future operating cash flows. Judgment is also required in determining whether an event has occurred that may impair the value of goodwill or identifiable intangible or other long-lived assets. Factors that could indicate an impairment may exist include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, a significant change in circumstances relative to a large customer, a significant decline in our stock price for a sustained period and a decline in our market capitalization to below net book value. We must make assumptions about future cash flows, future operating plans, discount rates and other factors in the models and valuation reports. To the extent these future projections and estimates change, the estimated amounts of impairment could differ from current estimates. Our annual testing for impairment of goodwill is completed as of November 30 of each year. Our testing for fiscal 2012, fiscal 2011 and fiscal 2010 indicated that no impairment of goodwill existed. ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment, became effective for us in fiscal 2012. At November 30, 2012, the fair value of our reporting unit was substantially in excess of the carrying value of our single reporting unit.
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
At December 31, 2012, we had valuation allowances of approximately $117 million to offset deferred tax assets of approximately $118 million. In the event we determine it is more likely than not that we will be able to use a deferred tax asset in the future in excess of its net carrying value, the valuation allowance would be reduced, thereby increasing net earnings and increasing equity in the period such determination is made. We have recorded net deferred tax assets in some of our international subsidiaries. These amounts could change in future periods based upon our operating results and changes in tax law.
We provide for income taxes during interim periods based on the estimated effective tax rate for the full fiscal year. We record a cumulative adjustment to the tax provision in an interim period in which a change in the estimated annual effective tax rate is determined.
We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as we currently plan to permanently reinvest these amounts and have the intent and ability to do so.
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

Results of Operations
Years Ended December 31, 2012 and 2011

Revenue. Revenue for the years ended December 31, 2012 and 2011 was as follows (in thousands, except percentages):

	Year ended December 31,		Decrease from prior year
	2012	2011	$	%
Product	$153,326	$154,373	$(1,047)	(0.7)%
Service	100,808	105,323	(4,515)	(4.3)%
Total revenue	$254,134	$259,696	$(5,562)	(2.1)%

Product revenue is comprised of sales of our communication infrastructure products. The products typically incorporated into our trunking and communication application solutions include our GSX9000 and GSX4000 Open Services Switches and our ASX Voice Application Server. The products typically incorporated into our SBC solutions include our SBC 9000 (formerly the NBS 9000), SBC 5200 (formerly the NBS 5200) and our new SBC 5100 Session Border Controllers.

Additionally, in connection with our acquisition of NET, we began selling the SBC 1000 (formerly the NET UX 1000), the SBC 2000 (formerly the NET UX 2000) and the SBC VX, a hybrid solution (formerly the NET VX). The SBC 1000 provides SBC SIP communication capability to the enterprise branch and small and medium businesses, while the SBC 2000 provides SBC SIP communication capability to the enterprise branch and medium to large businesses. The SBC VX is a hybrid solution sold to small, medium and large enterprises that require a hybrid solution. Certain of our products may be incorporated into either our trunking and communication applications or SBC solutions; these products include, but are not limited to, our PSX Policy & Routing Server, SGX Signaling Gateway, Sonus Insight Management System, ASX Access Gateway Control Function and our suite of network analytical products.

Product revenue for the years ended December 31, 2012 and 2011 was comprised of the following (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2012	2011	$	%
Trunking and communication applications	$85,694	$116,506	$(30,812)	(26.4)%
SBC	67,632	37,867	29,765	78.6%
	$153,326	$154,373	$(1,047)	(0.7)%

In fiscal 2012, we recognized $7.8 million in the aggregate from 201 new customers, including 172 customers new to NET since the Acquisition Date. In fiscal 2011, we recognized $33.7 million of product revenue in the aggregate from 20 new customers, including $24.4 million of revenue from a project for Bahamas Telecommunications Company Ltd. (“Bahamas Telecom”) that was completed in the first quarter of fiscal 2011.

As we had anticipated, our revenue from sales of our trunking and communication application products declined compared to fiscal 2011. This decline was offset by the growth in sales of our SBC products compared to fiscal 2011.

New customers are those from whom we recognize revenue for the first time in a reporting period, although we may have had outstanding orders from such customers for several years, especially for certain multi-year projects, including the aforementioned Bahamas Telecom project. The timing of the completion of customer projects, revenue recognition criteria satisfaction and customer payments included in multiple element arrangements may cause our product revenue to fluctuate from one period to the next. We expect that our product revenue in fiscal 2013 will increase from 2012 levels, primarily due to increased sales of our SBC products.

Service revenue is primarily comprised of hardware and software maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the years ended December 31, 2012 and 2011 was comprised of the following (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2012	2011	$	%
Maintenance	$76,423	$76,418	$5	—%
Professional services	24,385	28,905	(4,520)	(15.6)%
	$100,808	$105,323	$(4,515)	(4.3)%

The decrease in service revenue in fiscal 2012 compared to fiscal 2011 is attributable to $4.5 million of lower professional services revenue. In fiscal 2011 we recognized $11.5 million of service revenue from the completion of the Bahamas Telecom project described above, which was comprised of $1.2 million of maintenance revenue and $10.3 million of professional services revenue. The completion of this large, multi-year project contributed to the decrease in total service revenue in fiscal 2012 compared to fiscal 2011.

We recognized $1.6 million of service revenue in the aggregate from 41 new customers in fiscal 2012 and $14.7 million of service revenue in the aggregate from 19 new customers in fiscal 2011. The timing of the completion of projects for revenue recognition, customer payments and maintenance contracts may cause our services revenue to fluctuate from one period to the next. We expect that our service revenue in fiscal 2013 will increase from fiscal 2012 levels.

The following customers each contributed 10% or more of our revenue in at least one of the years ended December 31, 2012 and 2011:

	Year ended December 31,
Customer	2012	2011
Bahamas Telecommunications Company Ltd.	*	14%
AT&T	20%	12%

* Represents less than 10% of revenue

International revenue was approximately 32% of revenue in fiscal 2012 and approximately 40% of revenue in fiscal 2011. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue will fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $6.7 million at December 31, 2012 and $8.9 million at December 31, 2011. Our deferred service revenue was $42.0 million at December 31, 2012 and $41.3 million at December 31, 2011. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

Cost of Revenue/Gross Profit. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross profit as a percentage of revenue (“gross margin”) for the years ended December 31, 2012 and 2011 were as follows (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2012	2011	$	%
Cost of revenue
Product	$58,109	$57,929	$180	0.3%
Service	53,431	55,646	(2,215)	(4.0)%
Total cost of revenue	$111,540	$113,575	$(2,035)	(1.8)%
Gross margin
Product	62.1%	62.5%
Service	47.0%	47.2%
Total gross margin	56.1%	56.3%

The slight decrease in product gross margin in fiscal 2012 compared to fiscal 2011 was primarily due to the write-off of $7.1 million of prepaid royalties for technology licenses related to products from which we do not expect to derive future sales, which reduced our product gross margin by approximately five percentage points, and higher manufacturing costs, which decreased our product gross margin by approximately two percentage points. These amounts were largely offset by changes in product mix and lower third-party costs, which increased our product gross margin by approximately seven percentage points. Our product gross margin in fiscal 2012 benefited from the absence of third-party costs related to the Bahamas Telecom project, which was completed in the first quarter of fiscal 2011, and which had negatively impacted our product gross margin in fiscal 2011 by approximately six percentage points.

The slight decrease in service gross margin in fiscal 2012 compared to fiscal 2011 was primarily attributable to higher costs within the service organization, which decreased our service gross margin by approximately five percentage points, partially offset by lower third-party costs, which increased our service gross margin by approximately five percentage points. Our service gross margin in fiscal 2012 benefited from the absence of costs for the lower gross margin Bahamas Telecom project, which had negatively impacted our service gross margin for fiscal 2011 by approximately four percentage points. The higher costs within the service organization are primarily related to increased headcount in our customer support organization in support of our expanding customer base and new product initiatives. Our service cost of revenue is relatively fixed in advance of any particular quarter and therefore, changes in service revenue will typically have a significant impact on service gross margins.

We believe that our total gross margin over the next few years will improve to a range of 60% to 64%.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses for the years ended December 31, 2012 and 2011 were as follows (in thousands, except percentages):

Year ended December 31,		Increase from prior year
2012	2011	$	%
$67,341	$64,410	$2,931	4.6%

Our fiscal 2012 research and development expense includes $4.1 million of expense attributable to NET for the period since the August 24, 2012 acquisition. The increase in research and development expenses in fiscal 2012 is attributable to $3.9 million of higher employee-related costs, partially offset by $0.9 million of lower expense for product development (third-party development, prototype and test equipment costs) and $0.1 million of net decreases in other research and development expenses. The increase in employee-related expenses represents higher salary and related expenses primarily resulting from increased headcount.

Some aspects of our research and development efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our research and development expenses for fiscal 2013 will increase modestly from fiscal 2012 levels due to our increased focus on new product development and the inclusion of a full year of expenses for NET.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the years ended December 31, 2012 and 2011 were as follows (in thousands, except percentages):

Year ended December 31,		Increase from prior year
2012	2011	$	%
$76,341	$59,279	$17,062	28.8%

Our fiscal 2012 sales and marketing expenses include $4.5 million of expense attributable to NET for the period since the acquisition. The increase in sales and marketing expenses in fiscal 2012 is attributable to $17.6 million of higher employee-related expenses, $0.6 million of higher marketing and trade show expenses and $0.3 million of higher expense for evaluation equipment. These increases were partially offset by $0.9 million of lower consulting fees and $0.5 million of net decreases in other sales and marketing expenses. The increase in employee-related expense is primarily attributable to higher headcount related to our continued focus on expanded geographical coverage as well as the acquisition of NET, and is comprised of $15.8 million of increased salary-related and commissions expense, $1.6 million of increased employee recruiting, travel and training expenses, and $0.2 million of increased stock-based compensation expense. We believe that our sales and marketing expenses will increase in fiscal 2013 from fiscal 2012 levels, primarily attributable to increased personnel and related costs, including such costs attributable to the inclusion of a full year of expenses for NET, as well as our investment in our expanded sales and marketing programs.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and audit and professional fees. General and administrative expenses for the years ended December 31, 2012 and 2011 were as follows (in thousands, except percentages):

Year ended December 31,		Decrease from prior year
2012	2011	$	%
$34,283	$34,957	$(674)	(1.9)%

On August 7, 2012, we entered into a letter agreement with Raymond P. Dolan, our President and Chief Executive Officer

(“Mr. Dolan”), under which Mr. Dolan elected to accept shares of restricted stock in lieu of base salary for the period from August 10, 2012 through December 31, 2012. Mr. Dolan also elected to receive his fiscal year 2012 target bonus, if earned, in the form of restricted shares. As a result, the expense for Mr. Dolan's base salary and target bonus is now reported as a component of stock-based compensation expense within general and administrative employee-related expenses, resulting in lower salary and bonus expense offset by higher stock-based compensation expense.

Our fiscal 2012 general and administrative expenses include $1.5 million of expense attributable to NET for the period since the acquisition. The decrease in general and administrative expenses in fiscal 2012 is attributable to $0.7 million of lower expense related to foreign currency translation and $0.5 million of lower audit and professional fees, partially offset by $0.6 million of higher employee-related expenses. The increase in employee-related expenses is comprised of $1.1 million of higher stock-based compensation, partially offset by $0.5 million of lower salary and related expenses. We believe that our general and administrative expenses will remain relatively flat in fiscal 2013 compared to fiscal 2012 levels.

Acquisition-Related Expenses. Acquisition-related expenses include those costs related to the acquisition of NET that would otherwise not have been incurred by us. These costs are primarily comprised of professional and service fees, such as legal, audit, consulting, transfer agent and other fees, and expenses related to cash payments to former NET executives under their NET change of control agreements. We recorded acquisition-related expenses of $5.5 million in fiscal 2012, comprised of $3.6 million of professional and services fees and $1.9 million related to change of control agreements.

Restructuring Expense. On August 7, 2012, we announced that we had committed to a restructuring initiative to streamline operations and reduce operating costs by closing and consolidating certain facilities and reducing its worldwide workforce. In connection with this initiative, we recorded $7.7 million of restructuring expense in the year ended December 31, 2012, comprised of $3.2 million related to severance and related costs which reduced our workforce by approximately 150 people, or 12% of employees worldwide, $4.2 million related to space reductions in three facilities and $0.3 million for the write-off of assets associated with the aforementioned facility consolidations. Of this amount, we recorded $5.7 million in the three months ended December 31, 2012 and $2.0 million in the three months ended September 28, 2012. The $4.2 million related to facilities is comprised of $4.0 million related to space reductions in NET's former corporate headquarters in California, $0.1 million related to space reductions in the former NET facility in New Jersey and $0.1 million to consolidate our offices in France. Although we eliminated positions as part of the restructuring initiative, we continue to hire in certain areas that we believe are important to our future growth. Restructuring expense is reported separately in the consolidated statements of operations. We expect to complete the payments related to severance in the first quarter of fiscal 2013 and the payments related to facilities in fiscal 2016. The portion of restructuring payments due more than one year from the balance sheet date is included in Other long-term liabilities in the consolidated balance sheet. At December 31, 2012, the long-term portion of accrued restructuring was $2.7 million.

We did not record restructuring expense in fiscal 2011.

Interest Income, net. Interest income and interest expense for the years ended December 31, 2012 and 2011 were as follows (in thousands, except percentages):

	Year ended December 31,		Decrease from prior year
	2012	2011	$	%
Interest income	$814	$1,159	$(345)	(29.8)%
Interest (expense)/reversal of expense	(202)	128	(330)	(257.8)%
Interest income, net	$612	$1,287	$(675)	(52.4)%

Interest income consists of interest earned on our cash equivalents, marketable debt securities and long-term investments. Interest expense in fiscal 2012 relates to interest on capital lease obligations and interest on the debt assumed in connection with the acquisition of NET. Interest expense in fiscal 2011 relates to interest on capital lease obligations. Interest expense in fiscal 2011 includes the reversal of expense recorded in a prior year related to tax penalties, which were settled in fiscal 2011, net of interest on capital lease obligations. The decrease in interest income, net, in fiscal 2012 compared to fiscal 2011 is attributable to a lower average portfolio yield on lower invested amounts in the current year, coupled with the aforementioned interest expense related to the assumed NET debt.

Income Taxes. We recorded provisions for income taxes of $2.4 million in fiscal 2012 and $1.5 million in fiscal 2011, primarily related to foreign operations. The income tax benefits from the deferred tax assets recorded in connection with our current year domestic losses have been offset by an increase in the valuation allowance. During fiscal 2012 and fiscal 2011, we performed an analysis to determine if, based on all available evidence, we considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. As a result of our evaluations, we concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to our cumulative losses and other factors. Accordingly, we maintained a valuation against our domestic deferred tax asset.

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

The increase in service revenue in fiscal 2011 compared to fiscal 2010 is attributable to $4.6 million of higher professional services revenue, partially offset by $2.0 million of lower maintenance revenue. We recognized $14.7 million of service revenue in the aggregate from 19 new customers in fiscal 2011 and $10.5 million of service revenue in the aggregate from 24 new customers in fiscal 2010.

The following customers each contributed 10% or more of our revenue in at least one of the years ended December 31, 2011 and 2010:

	Year ended December 31,
Customer	2011	2010
Bahamas Telecommunications Company Ltd.	14%	—%
AT&T	12%	21%
International revenue was approximately 40% of revenue in fiscal 2011 and approximately 32% of revenue in fiscal 2010.
Our deferred product revenue was $8.9 million at December 31, 2011 and $39.8 million at December 31, 2010. Our deferred service revenue was $41.3 million at December 31, 2011 and $45.8 million at December 31, 2010. The reduction in deferred revenue at December 31, 2011 compared to December 31, 2010 was primarily attributable to the recognition of revenue from the completion in fiscal 2011 of the Bahamas Telecom project for which the revenue had been previously deferred.
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

The increase in research and development expenses in fiscal 2011 compared to fiscal 2010 was attributable to $1.5 million of higher employee-related expense related to increased headcount to support our product initiatives, $0.2 million of higher expense for product development (third-party development, prototype and test equipment costs) and $0.3 million of net increases in other research and development expenses. These increases were partially offset by $0.4 million of lower facilities costs. The increase in employee-related expense in fiscal 2011 was comprised of $3.4 million of higher salary and related expenses and $0.2 million of other employee-related expenses, partially offset by $1.6 million of lower bonus expense and $0.5 million of lower stock-based compensation expense. The decrease in facilities costs was primarily attributable to the move of our corporate office (offices and development facilities) to a smaller office in December 2010, partially offset by

$0.7 million of expense recorded in the fourth quarter of fiscal 2011 for the termination fees related to our Freehold, New Jersey facility.
Sales and Marketing Expenses. Sales and marketing expenses for the years ended December 31, 2011 and 2010 were as follows (in thousands, except percentages):

Year ended December 31,		Increase from prior year
2011	2010	$	%
$59,279	$51,033	$8,246	16.2%

The increase in sales and marketing expenses in fiscal 2011 compared to fiscal 2010 was attributable to $5.6 million of higher employee-related expenses, $1.2 million of higher software and equipment costs related primarily to equipment for sales support, $0.6 million of higher professional fees, $0.5 million of higher marketing and trade show expenses and $0.4 million of net increases in other expenses. The higher employee-related expenses in fiscal 2011 included $4.4 million of higher salary-related and commissions expense and $2.0 million of higher employee recruiting, travel and training, partially offset by $0.8 million of lower stock-based compensation expense. The increase in salary and salary-related expenses in fiscal 2011 compared to fiscal 2010 was primarily attributable to higher headcount related to our continued focus on expanded coverage. The increase in commissions expense in fiscal 2011 was primarily attributable to our higher revenue compared to fiscal 2010.
General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2011 and 2010 were as follows (in thousands, except percentages):

Year ended December 31,		Decrease from prior year
2011	2010	$	%
$34,957	$49,391	$(14,434)	(29.2)%
The decrease in general and administrative expenses in fiscal 2011 compared to fiscal 2010 was attributable to $11.6 million of lower employee-related expenses, $2.0 million of lower professional fees (legal, audit and consulting fees) and $0.8 million of net decreases in other general and administrative expenses.
The decrease in employee-related expenses was primarily attributable to expenses aggregating $7.9 million recorded in fiscal 2010 related to the 2010 departures of our former President and Chief Executive Officer and our former Executive Vice President and Chief Operating Officer. In fiscal 2010 we recorded $6.7 million of accelerated expense recognition, comprised of $4.6 million of stock-based compensation expense and $2.1 million of expense related to cash payments, in connection with our former President and Chief Executive Officer's Retention Agreement dated May 18, 2010. In fiscal 2010 we also recorded $1.2 million of accelerated expense recognition, comprised of $0.5 million of stock-based compensation expense and $0.7 million of expense related to cash payments, in connection with the departure of our former Executive Vice President and Chief Operating Officer in December 2010. The decrease in employee-related expenses for fiscal 2011 attributable to the absence of these expenses was partially offset by $0.8 million of expenses that we recorded in fiscal 2011 related to the departure of our former Senior Vice President and Chief Financial Officer in fiscal 2011, comprised of $0.3 million of stock-based compensation expense for the accelerated vesting of certain stock based awards and $0.5 million of expense related to cash payments.
Excluding the aforementioned impact of the departures of our former President and Chief Executive Officer, our former Executive Vice President and Chief Operating Officer and our former Senior Vice President and Chief Financial Officer, other factors contributing to the lower employee-related expenses in fiscal 2011 compared to fiscal 2010 included $2.7 million of lower combined salary and bonus expense, $0.9 million of lower stock-based compensation expense and $0.9 million of other employee-related expenses, including recruiting, travel and training.
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

Interest Income, net. Interest income and interest expense for the years ended December 31, 2011 and 2010 were as follows (in thousands, except percentages):

	Year ended December 31,		Decrease from prior year
	2011	2010	$	%
Interest income	$1,159	$1,740	$(581)	(33.4)%
Interest (expense)/reversal of expense	128	(191)	(319)	(167.0)%
Interest income, net	$1,287	$1,549	$(262)	(16.9)%

Interest expense in fiscal 2011 included the reversal of expense recorded in a prior year related to tax penalties, which were settled in fiscal 2011, net of interest on capital lease obligations. Interest expense in fiscal 2010 related to capital lease obligations. The reduction in interest income, net, in fiscal 2011 compared to fiscal 2010 was primarily attributable to a lower average portfolio yield as a result of the economic environment, coupled with slightly lower amounts invested in cash equivalents and marketable securities.
Income Taxes. We recorded provisions for income taxes of $1.5 million in fiscal 2011 and $0.7 million in fiscal 2010, primarily related to foreign operations. The income tax benefits from the deferred tax assets recorded in connection with our current year domestic losses were offset by an increase in the valuation allowance. During fiscal 2011 and fiscal 2010, we performed an analysis to determine if, based on all available evidence, we considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. As a result of our evaluations, we concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to our cumulative losses and other factors. Accordingly, we maintained a valuation against our domestic deferred tax assets.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources
Our consolidated statements of cash flows are summarized as follows (in thousands):

	Year ended December 31,
	2012	2011	Change
Net loss	$(50,169)	$(12,703)	$(37,466)
Adjustments to reconcile net loss to cash flows used in operating activities	32,879	19,984	12,895
Changes in operating assets and liabilities	(22,019)	(13,191)	(8,828)
Net cash used in operating activities	$(39,309)	$(5,910)	$(33,399)
Net cash provided by investing activities	$52,402	$48,758	$3,644
Net cash provided by (used in) financing activities	$(30,339)	$804	$(31,143)

Our cash, cash equivalents, marketable securities and long-term investments totaled $279.6 million at December 31, 2012 and $385.0 million at December 31, 2011. We had cash and short-term investments held by our foreign subsidiaries aggregating approximately $7 million at December 31, 2012 and approximately $18 million at December 31, 2011. We do not intend to repatriate these funds, and as such, they are not available to fund our domestic operations. If we were to repatriate the funds, they would likely be treated as income for U.S. tax purposes, fully offset by the Company's net operating losses. We do not believe this has a material impact on our liquidity.
Our operating activities used $39.3 million of cash in fiscal 2012, compared to $5.9 million of cash in fiscal 2011.
Cash used in operating activities in fiscal 2012 was primarily the result of higher accounts receivable and inventory and lower accounts payable and deferred revenue, partially offset by a decrease in other operating assets and an increase in accrued expenses and other long-term liabilities. The increase in accounts receivable primarily represents end-of-year invoicing for which collections have not yet occurred. The increase in inventory levels is primarily due to purchases of materials to fulfill our expected shipments in the near-term. Our net loss, adjusted for non-cash items such as depreciation, amortization, stock-based compensation and the write-off of prepaid royalties, used $17.3 million of cash.
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
Our investing activities provided $52.4 million of cash in fiscal 2012 and $48.8 million of cash in fiscal 2011. The fiscal 2012 amount is comprised of $98.5 million of net maturities of marketable securities, partially offset by $35.5 million of cash paid, net of cash acquired, for the acquisition of NET on August 24, 2012 and $10.5 million for investments in property and equipment. The 2011 amount is comprised of $62.2 million of net maturities of marketable securities, partially offset by $13.2 million of investments in property and equipment and a $0.3 million increase in restricted cash.
Our financing activities used $30.3 million of cash in fiscal 2012 and provided $0.8 million of cash in fiscal 2011. The 2012 amount is comprised of $31.8 million in the aggregate for principal payments of the debentures assumed in connection with the NET acquisition, $0.3 million of cash used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.1 million for payments on our capital leases for office equipment. These amounts were partially offset by $1.7 million of proceeds from the sale of our common stock in connection with our Amended and Restated 2000 Employee Stock Purchase Plan ("ESPP") and $0.3 million of proceeds from the exercise of stock options. The fiscal 2011 amount is the result of $1.5 million of proceeds from the sale of our common stock in connection with our ESPP and $0.8 million of proceeds from the exercise of stock options, partially offset by $1.4 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.1 million used for payments on our capital leases for office equipment.
Contractual Obligations
Our contractual obligations (both principal and interest) at December 31, 2012 consist of the following (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$177	$121	$54	$2	$—
Operating lease obligations	19,314	5,531	8,275	4,682	826
Purchase obligations	31,609	31,328	281	—	—
Restructuring severance obligations *	1,135	1,135	—	—	—
Convertible subordinated note - principal	2,380	—	2,380	—	—
Convertible subordinated note - interest	178	89	89	—	—
Uncertain tax positions **	8,847	8,847	—	—	—
	$63,640	$47,051	$11,079	$4,684	$826

__________________________________

*	The restructuring payments for facilities are included as a component of the Operating lease obligations in the table above.

**
This liability is not subject to fixed payment terms and the amount and timing of payments, if any, which we will make related to this liability are not known. See Note 17 to our consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.

Based on our current expectations, we believe our current cash, cash equivalents, marketable debt securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months. It is difficult to predict future liquidity requirements with certainty. The rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to improve our controls environment, for other general corporate activities and to vigorously defend against existing and potential litigation. See Note 21 to our consolidated financial statements for a description of our other contingencies.

Recent Accounting Pronouncements
On June 16, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires companies to report components of comprehensive income in either: (1) a continuous statement of comprehensive income; or (2) two separate consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. On December 23, 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which defers certain provisions of ASU 2011-05, including the provision that requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The unaffected provisions of ASU 2011-05 became effective for us in our reporting of the first quarter of fiscal 2012. We have elected to present the Statement of Comprehensive Loss as a separate statement.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations.
At December 31, 2012, our cash, cash equivalents, marketable securities and long-term investments totaled $279.6 million. We maintain an investment portfolio of various holdings, types and maturities which may include money market funds, commercial paper, corporate notes, certificates of deposit and government debt securities. A sharp rise in market interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in market interest rates could have a material impact on the interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We place our investments with high quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment grade securities. We manage potential losses in fair value by investing in relatively short-term investments, thereby allowing us to hold our investments to maturity. A hypothetical movement of plus or minus 50 basis points in market interest rates could affect the value of our investment portfolio by approximately $0.4 million. However, we have the ability to hold our investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.
Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue would be adversely affected by approximately $2.0 million and our net loss would be adversely affected by approximately $0.1 million, although the actual effects may differ materially from this hypothetical analysis.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sonus Networks, Inc.
Westford, Massachusetts

We have audited the accompanying consolidated balance sheets of Sonus Networks, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sonus Networks, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of recognizing revenue for multiple-element arrangements effective January 1, 2011.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 6, 2013

SONUS NETWORKS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$88,004	$105,451
Marketable securities	161,905	224,090
Accounts receivable, net	68,654	53,126
Inventory	25,910	15,434
Deferred income taxes	686	486
Other current assets	15,401	12,246
Total current assets	360,560	410,833
Property and equipment, net	23,767	22,084
Intangible assets, net	15,237	1,200
Goodwill	33,796	5,062
Investments	29,698	55,427
Deferred income taxes	1,011	1,137
Other assets	7,191	8,972
	$471,260	$504,715
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,580	$12,754
Accrued expenses	26,795	21,620
Current portion of deferred revenue	37,094	38,565
Current portion of long-term liabilities	763	1,275
Total current liabilities	75,232	74,214
Deferred revenue	11,647	11,601
Deferred income taxes	249	—
Convertible subordinated note	2,380	—
Other long-term liabilities	5,706	3,599
Total liabilities	95,214	89,414
Commitments and contingencies (Note 21)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized; 280,963,298 shares issued and outstanding at December 31, 2012; 279,318,396 shares issued and outstanding at December 31, 2011	281	279
Additional paid-in capital	1,321,385	1,309,919
Accumulated deficit	(952,373)	(902,204)
Accumulated other comprehensive income	6,753	7,307
Total stockholders' equity	376,046	415,301
	$471,260	$504,715

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year ended December 31,
	2012	2011	2010
Revenue:
Product	$153,326	$154,373	$146,583
Service	100,808	105,323	102,724
Total revenue	254,134	259,696	249,307
Cost of revenue:
Product	58,109	57,929	48,163
Service	53,431	55,646	47,992
Total cost of revenue	111,540	113,575	96,155
Gross profit	142,594	146,121	153,152
Operating expenses:
Research and development	67,341	64,410	62,786
Sales and marketing	76,341	59,279	51,033
General and administrative	34,283	34,957	49,391
Acquisition-related	5,496	—	—
Restructuring	7,675	—	1,501
Total operating expenses	191,136	158,646	164,711
Loss from operations	(48,542)	(12,525)	(11,559)
Interest income, net	612	1,287	1,549
Other income, net	202	—	12
Loss before income taxes	(47,728)	(11,238)	(9,998)
Income tax provision	(2,441)	(1,465)	(693)
Net loss	$(50,169)	$(12,703)	$(10,691)
Loss per share
Basic	$(0.18)	$(0.05)	$(0.04)
Diluted	$(0.18)	$(0.05)	$(0.04)
Shares used to compute loss per share:
Basic	280,090	278,540	275,470
Diluted	280,090	278,540	275,470

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year ended December 31,
	2012	2011	2010
Net loss	$(50,169)	$(12,703)	$(10,691)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(535)	390	502
Unrealized gain (loss) on available-for sale marketable securities, net of tax	(19)	22	(319)
Other comprehensive income (loss), net of tax	$(554)	$412	$183
Comprehensive loss, net of tax	$(50,723)	$(12,291)	$(10,508)

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock					Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shares	Cost	Total Stockholders' Equity
Balances, January 1, 2010	276,792,897	$277	$1,286,326	$(878,810)	$6,712	2,296,910	$(267)	$414,238
Issuance of common stock in connection with employee stock purchase plan	630,098	1	1,352					1,353
Exercise of stock options	694,833	1	975					976
Vesting of restricted stock	2,067,787							—
Issuance of vested performance-based stock awards	25,000							—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(743,443)		(2,385)					(2,385)
Stock-based compensation expense			15,348					15,348
Settlement payment for forfeited stock options			(66)					(66)
Cancellation and retirement of treasury stock	(2,296,910)	(2)	(265)			(2,296,910)	267	—
Unrealized loss on available-for-sale marketable securities, net of tax					(319)			(319)
Currency translation adjustment					502			502
Net loss				(10,691)				(10,691)
Balances, December 31, 2010	277,170,262	277	1,301,285	(889,501)	6,895	—	—	418,956
Issuance of common stock in connection with employee stock purchase plan	637,403	1	1,779					1,780
Exercise of stock options	452,617		818					818
Vesting of restricted stock	1,269,393	1						1
Issuance of vested performance-based stock awards	312,556							—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(523,835)		(1,439)					(1,439)
Stock-based compensation expense			7,476					7,476
Unrealized gain on available-for-sale marketable securities, net of tax					22			22
Currency translation adjustment					390			390
Net loss				(12,703)				(12,703)
Balances, December 31, 2011	279,318,396	279	1,309,919	(902,204)	7,307	—	—	415,301
Issuance of common stock in connection with employee stock purchase plan	826,907	1	1,989					1,990
Exercise of stock options	212,502		254					254
Vesting of restricted stock	767,523	1						1
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(162,030)		(342)					(342)
Stock-based compensation expense			8,673					8,673
Assumption of equity awards in connection with acquisition of Network Technologies, Inc.			892					892
Unrealized loss on available-for-sale marketable securities, net of tax					(19)			(19)
Currency translation adjustment					(535)			(535)
Net loss				(50,169)				(50,169)
Balances, December 31, 2012	280,963,298	$281	$1,321,385	$(952,373)	$6,753	—	$—	$376,046

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(50,169)	$(12,703)	$(10,691)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation and amortization of property and equipment	12,891	11,629	11,205
Amortization of intangible assets	2,773	400	741
Stock-based compensation	9,003	7,865	15,285
Write-off of prepaid royalties for software licenses	7,083	—	—
Loss on disposal of property and equipment	344	24	106
Deferred income taxes	785	66	406
Changes in operating assets and liabilities:
Accounts receivable	(8,924)	(217)	(4,689)
Inventory	(7,713)	22,900	(9,506)
Other operating assets	1,669	10,562	6,218
Accounts payable	(4,949)	(3,537)	11,539
Accrued expenses and other long-term liabilities	937	(7,377)	12,587
Deferred revenue	(3,039)	(35,522)	(14,694)
Net cash (used in) provided by operating activities	(39,309)	(5,910)	18,507
Cash flows from investing activities:
Purchases of property and equipment	(10,540)	(13,173)	(17,295)
Business acquisition, net of cash acquired	(35,508)	—	—
Purchase of intangible assets	—	—	(2,000)
Purchases of marketable securities	(159,828)	(219,800)	(392,343)
Sale/maturities of marketable securities	258,278	282,041	330,374
Increase in restricted cash	—	(310)	—
Net cash provided by (used in) investing activities	52,402	48,758	(81,264)
Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	1,693	1,513	1,353
Proceeds from exercise of stock options	254	818	976
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(342)	(1,439)	(2,385)
Principal payments of capital lease obligations	(120)	(88)	(221)
Settlement of redeemable convertible subordinated debentures	(31,824)	—	—
Net cash (used in) provided by financing activities	(30,339)	804	(277)
Effect of exchange rate changes on cash and cash equivalents	(201)	(702)	212
Net (decrease) increase in cash and cash equivalents	(17,447)	42,950	(62,822)
Cash and cash equivalents, beginning of year	105,451	62,501	125,323
Cash and cash equivalents, end of year	$88,004	$105,451	$62,501
Supplemental disclosure of cash flow information:
Interest paid	$780	$10	$191
Income taxes paid	$2,388	$926	$1,612
Income tax refunds received	$67	$827	$1,406
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$305	$550	$1,355
Property and equipment acquired under capital lease	$40	$119	$95
Business acquisition purchase consideration - assumed equity awards	$892	$—	$—
Supplemental disclosure of non-cash financing activities:
Cancellation and retirement of treasury stock	$—	$—	$267

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements

(1) NATURE OF THE BUSINESS
Sonus Networks, Inc. (“Sonus” or the “Company”) was incorporated in 1997 and is a leading provider of networked solutions for communications service providers (e.g., telecommunications, wireless and cable service providers) and enterprises to help them advance, protect and unify their communications and improve collaboration. Sonus' products include session border controllers, Session Initiation Protocol ("SIP") session management servers, Voice over IP ("VoIP") switches, SIP application servers, multiprotocol signaling gateways and network analytics tools. Sonus' solutions address the need for communications service providers and enterprises to seamlessly link and leverage multivendor, multiprotocol communications systems and applications across their networks, around the world and in a rapidly changing ecosystem of IP-enabled devices such as smartphones and tablets.

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
Effective in fiscal 2012, the Company began to report its first, second and third quarters on a 4-4-5 basis, with the quarter ending on the Friday closest to the last day of each third month. In fiscal 2012, the Company's first quarter ended on March 30, 2012, the second quarter ended on June 29, 2012 and the third quarter ended on September 28, 2012. The Company's fiscal year ended on December 31, 2012.
On August 24, 2012, the Company completed the acquisition of Network Equipment Technologies, Inc. (“NET”). The financial results of NET have been included in the Company's consolidated financial statements for the period subsequent to its acquisition.
SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Sonus and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates and Judgments
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these consolidated financial statements include accounting for business combinations, revenue recognition for multiple element arrangements, inventory valuations, assumptions used to determine the fair value of stock-based compensation, intangible assets and goodwill valuations, legal contingencies and recoverability of Sonus' net deferred tax assets and the related valuation allowances. Sonus regularly assesses these estimates and records changes in estimates in the period in which they become known. Sonus bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

Business Combinations

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

Beginning January 1, 2011, the Company adopted the provisions of ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”) for new and materially modified arrangements that contain tangible products (hardware) with software elements, which comprise the majority of the Company's revenue transactions. For multiple element arrangements entered into subject to the guidance set forth in ASU 2009-13, arrangement consideration is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy as required by ASU 2009-13. The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges.

For transactions entered into prior to January 1, 2011 and prospectively for software-only sales, the Company recognizes revenue in accordance with ASC No. 985-605, Software - Revenue Recognition (“ASC 985-605”). Under this guidance, revenue for any undelivered elements that are considered not essential to the functionality of the product and for which vendor-specific objective evidence of selling price (“VSOE”) has been established is deferred and recognized upon delivery utilizing the residual method. If the Company has undelivered product for which VSOE has not been established, it defers all revenue on the entire arrangement until VSOE is established or until such elements are delivered, provided that all other revenue recognition criteria are met. If the Company has undelivered services for which VSOE has not been established, the entire arrangement is recognized as revenue over the longest remaining service period from the point in time that all services have commenced and all products have been delivered, provided that all other revenue recognition criteria are met.

The Company establishes VSOE based upon the price charged when the same element is sold separately or established by management having the relevant pricing authority. The Company has VSOE for its maintenance and support services and certain professional services. When VSOE exists it is used to determine the selling price of a deliverable. The Company has

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

not been able to establish VSOE of any of its products and for certain of its services because the Company has not sold such products or services on a stand-alone basis, has not priced its products or services within a narrow range, or has limited sales history.

When VSOE is not established, the Company attempts to establish the selling price of each element based on third-party evidence of selling price (“TPE”). The Company's solution typically differs from that of its peers as there are no similar or interchangeable competitor products or services. The Company's various product and service offerings contain a significant level of customization and differentiation and therefore, comparable pricing of competitors' products and services with similar functionality cannot be obtained. Accordingly, the Company is not able to determine TPE for its products or services.

When the Company is unable to establish selling price using VSOE or TPE, the Company uses estimated selling price (“ESP”) in its allocation of arrangement consideration for the relevant deliverables. The objective of ESP is to determine the price at which the Company would transact a sale if a product or service was sold on a stand-alone basis. The Company determines ESP for its products and certain services by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional-specific market factors, profit objectives and historical pricing practices for such deliverables. The determination of ESP is a formal process within the Company that includes review and approval by the Company's management.

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
During the preparation of the Company's consolidated financial statements for the three month period ended March 31, 2011 and the accounting analysis for the new maintenance arrangement with a certain customer, the Company determined that the methodology that had been applied in fiscal 2009 and 2010 to the amortization of consideration related to maintenance provided to this customer was not appropriate and resulted in the inappropriate deferral of revenue related to maintenance billings from 2009 to 2010; total revenue recognized over the term of the arrangement was not impacted. This error resulted in the incorrect deferral and therefore, understatement of $3.8 million of service revenue in 2009 ($950,000 in each quarter of fiscal 2009) and related overstatement of 2010 service revenue by $3.8 million ($950,000 in each quarter of fiscal 2010). There is no tax effect on this revenue and therefore the error in service revenue impacted net loss in each year by the same amounts. There is no effect on retained earnings or any other account within the consolidated balance sheet as of December 31, 2010, and no effect on cash provided by operating activities for fiscal 2009 and fiscal 2010. The Company does not believe this error is material to its previously issued historical consolidated financial statements and, therefore, has not adjusted the historical consolidated financial statements.
Financial Instruments
The carrying amounts of Sonus' financial instruments, which include cash equivalents, marketable securities, investments, accounts receivable, accounts payable and convertible subordinated debt approximate their fair values.
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
The components of foreign currency translation gains (losses), which are reported as a component of General and administrative expenses in the consolidated statements of operations, for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Transaction losses	$(1,365)	$(1,293)	$(556)
Remeasurement gains (losses)	767	9	(627)
	$(598)	$(1,284)	$(1,183)

Inventory
Inventory is recorded at the lower of cost or market value using the first-in, first-out convention. The Company reduces the carrying value of inventory for those items that are potentially excess, obsolete or slow-moving based on changes in customer demand, technology developments or other economic factors.
Sonus writes down evaluation equipment at the time of shipment to its customers, as it is probable that the inventory value will not be realized.
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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from two to five years. Leasehold improvements are amortized over the lesser of the lease term or five years. When an asset is sold or retired, the cost and related accumulated depreciation or amortization are eliminated, and the resulting gain or loss, if any, is recognized in income (loss) from operations in the consolidated statement of operations. The Company reviews property and equipment for impairment in the same manner as intangible assets discussed below.
Intangible Assets and Goodwill
Intangible assets are comprised of intellectual property purchased in 2010 which is amortized over its estimated useful life of five years, and intangible assets arising from the August 24, 2012 acquisition of NET, comprised of developed technology, customer relationships, order backlog and internal use software, which are amortized over their estimated useful lives of four months to approximately six years. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable based upon the estimated undiscounted cash flows. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future operating cash flows or appraised values, depending on the nature of the asset.
Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually or if indicators of potential impairment exist by comparing the fair value of the Company's reporting unit to its carrying value. The Company estimates the fair value of its reporting unit using a discounted cash flow model or other valuation models, such as comparative transactions and market multiples. The Company performs its annual testing on November 30 of each year.
Other Assets
Other assets are primarily comprised of the long-term portion of deferred cost of goods sold, prepaid expenses and deposits. In the fourth quarter of fiscal 2012, the Company wrote off $7.1 million of prepaid royalties related to products from which the Company does not expect to derive future sales. This amount is included as a component of Cost of revenue - product in the consolidated statement of operations for the year ended December 31, 2012.
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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

Concentrations of Credit Risk and Single Source Suppliers
The financial instruments that potentially subject Sonus to concentrations of credit risk are cash, cash equivalents, marketable debt securities and accounts receivable. The Company's cash equivalents and marketable debt securities were managed by two financial institutions at both December 31, 2012 and 2011.
Certain components and software licenses from third parties used in Sonus' products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus' delivery of products and thereby materially adversely affect Sonus' revenues and operating results.
Sonus has five contract manufacturers. Failure to manage the activities of these manufacturers or any disruption in these relationships could result in the disruption in the supply of its products and in delays in the fulfillment of the Company's customer orders.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expenses were $1.1 million for the year ended December 31, 2012, $0.2 million for the year ended December 31, 2011 and $0.1 million for the year ended December 31, 2010.
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
Reserve for Litigation and Legal Fees.    Sonus is subject to various legal claims. Sonus reserves for legal contingencies and legal fees when it is probable that a loss has been incurred and the amounts are reasonably estimable.
Accounting for Income Taxes
Deferred tax assets and liabilities are recognized for the expected future consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book and tax bases of assets and liabilities and operating loss carryforwards, using tax rates expected to be in effect for the years in which the differences are expected to reverse. Such differences arise primarily from stock-based compensation, depreciation, accruals and reserves, acquired intangible assets, deferred revenue, tax credits, net operating loss carryforwards and allowances for accounts receivable. Sonus records valuation allowances to reduce deferred income tax assets to the amount that is more likely than not to be realized. Sonus has not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as the Company plans to permanently reinvest these amounts. Cumulative undistributed foreign earnings were approximately $19 million at December 31, 2012 and approximately $20 million at December 31, 2011.

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
Recent Accounting Pronouncements
On June 16, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which revises the manner in which entities present comprehensive income in their financial statements. The new guidance requires companies to report components of comprehensive income in either: (1) a continuous statement of comprehensive income; or (2) two separate consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. On December 23, 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”), which defers certain provisions of ASU 2011-05, including the provision that requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. The unaffected provisions of ASU 2011-05 became effective for the Company in its reporting of the first quarter of fiscal 2012. The Company has elected to present the Statement of Comprehensive Loss as a separate statement.

(3) ACQUISITION OF NET

On August 24, 2012 (the “NET Acquisition Date”), the Company acquired all of the outstanding common stock of NET for cash consideration of $41.5 million, or $1.35 per share of NET common stock. The acquisition was effected through a merger of a wholly-owned subsidiary of the Company into NET with NET surviving the merger as a wholly-owned subsidiary of the Company. NET is a provider of networking equipment focused on secure real-time communications for Unified Communications ("UC"), SIP trunking, enterprise mobility and IP-based multi-service networking. The Company acquired NET to enhance its position as an enabler of cloud-based UC. The acquisition of NET expands the Company's portfolio of Session Border Controller (“SBC”) solutions for enterprise customers and is expected to bring engineering resources, broader channel capability and a broad U.S. federal government installed base to leverage into SIP-enabled platforms.

The transaction has been accounted for as a business combination and the financial results of NET have been included in the Company's condensed consolidated financial statements for the period subsequent to its acquisition. The Company's financial results for year ended December 31, 2012 include $17.3 million of revenue and $9.5 million of net loss attributable to NET for the period subsequent to its acquisition.

As of December 31, 2012, the valuation of acquired assets, identifiable intangible assets, uncertain tax liabilities and certain accrued liabilities is preliminary. The Company is in the process of investigating the facts and circumstances existing as of the NET Acquisition Date in order to finalize its valuation. Based on the preliminary purchase price allocation, including adjustments which resulted in a net reduction to goodwill of $0.8 million in the three months ended December 31, 2012, the Company recorded $28.7 million of goodwill, which is primarily due to expected synergies between the combined companies and expanded market opportunities with broader SBC product solution offerings.

The acquisition was accounted for as a nontaxable business combination and the Company carried over the existing tax basis of the acquired assets and assumed liabilities. The Company concluded that there was insufficient positive evidence to overcome the more objective evidence of cumulative losses and accordingly, a valuation allowance against these assets has been recorded in purchase accounting. As further described in Note 17, the Company intends to elect under Section 338(g) of the Internal Revenue Code to have the transaction treated as an asset acquisition (i.e., a taxable transaction) and therefore the goodwill will be deductible for tax purposes over 15 years.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

A summary of the preliminary allocation of the purchase consideration for NET is as follows (in thousands):

Fair value of consideration transferred
Cash, net of cash acquired	$35,508
Fair value of equity awards assumed (see Note 15)	892
Fair value of total consideration	$36,400
Fair value of assets acquired and liabilities assumed:
Marketable securities	$5,359
Deferred income taxes	681
Other current assets	12,491
Property and equipment	4,694
Noncurrent investments	10,167
Intangible assets	16,810
Goodwill	28,734
Other noncurrent assets	1,843
Current liabilities	(9,870)
Debt	(34,208)
Other long-term liabilities	(301)
$36,400

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the acquired customer relationships and developed technology intangible assets. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company's estimates of contract renewal, technology attrition and revenue growth projections. The Company is amortizing the identifiable intangible assets in relation to the expected cash flows from the individual intangible assets over their respective useful lives (see Note 9).

The identifiable intangible assets as of the NET Acquisition Date are as follows (in thousands):

Developed technology	$9,080
Customer relationships	6,140
Order backlog	860
Internal use software	730
$16,810

Pro Forma Results

The following unaudited pro forma information presents the condensed combined results of operations of the Company and NET for the years ended December 31, 2012 and 2011 as if the acquisition of NET had been completed on January 1, 2011 with adjustments to give effect to pro forma events that are directly attributable to the acquisition. These pro forma adjustments include a reduction of historical NET revenue for the fair value adjustment related to acquired deferred revenue, an increase in amortization expense for the acquired identifiable intangible assets, a decrease in historical NET interest expense reflecting the extinguishment of certain of NET's debt as a result of the acquisition and the elimination of transaction costs included in the Company's and NET's historical results, directly attributable to the acquisition from the year ended December 31, 2012 and inclusion of such costs in the year ended December 31, 2011.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

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

	Year ended December 31,
	2012	2011
Revenue	$284,970	$308,660
Net loss	$(62,148)	$(60,984)
Loss per share	$(0.22)	$(0.22)

Acquisition-Related Costs

Acquisition-related costs include those costs related to the acquisition that would otherwise not have been incurred by the Company. These costs include professional and services fees, such as legal, audit, consulting, paying agent and other fees and expenses related to cash payments to former NET executives under their NET change of control agreements.

The components of acquisition-related costs included in the Company's results of operations for the year ended December 31, 2012 are as follows (in thousands):

Professional and services fees	$3,571
Change of control agreements	1,925
$5,496

(4) EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. For periods in which the Company reports net income, diluted net income per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive.
The calculations of shares used to compute basic and diluted loss per share are as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Weighted average shares outstanding—basic	280,090	278,540	275,470
Potential dilutive common shares	—	—	—
Weighted average shares outstanding—diluted	280,090	278,540	275,470

Options to purchase the Company's common stock and unvested shares of restricted stock aggregating 25.7 million shares for the year ended December 31, 2012, 24.9 million shares for the year ended December 31, 2011 and 20.8 million shares for the year ended December 31, 2010 have not been included in the computation of diluted loss per share because their effect would have been antidilutive.

(5) CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS
The Company invests in debt and equity instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.
During the years ended December 31, 2012 and December 31, 2011, the Company did not sell any of its available-for-sale securities and accordingly, no such gains or losses were realized. During the year ended December 31, 2010, the Company

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

sold $8.4 million of available-for-sale securities and realized approximately $7,000 of gains and no losses as a result of these sales on a specific identification basis.
Marketable securities and investments with continuous unrealized losses for one year or greater at December 31, 2012 were nominal; however, since the Company does not intend to sell these securities and does not believe it will be required to sell any securities before they recover in value, it does not believe these declines are other-than-temporary.
On a quarterly basis, the Company reviews its marketable securities and investments to determine if there have been any events that could create a credit impairment. Based on its reviews, the Company does not believe that any impairment existed with its current holdings at December 31, 2012.
The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt and equity securities and investments at December 31, 2012 and 2011 were comprised of the following (in thousands):

	December 31, 2012
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$69,389	$—	$—	$69,389

Marketable securities
U.S. government agency notes	$53,646	$22	$—	$53,668
Foreign government notes	2,000	1	—	2,001
Corporate debt securities	84,047	34	(5)	84,076
Commercial paper	7,492	5	—	7,497
Certificates of deposit	14,650	13	—	14,663
	$161,835	$75	$(5)	$161,905
Investments
U.S. government agency notes	$19,358	$20	$—	$19,378
Corporate debt securities	10,306	20	(6)	10,320
	$29,664	$40	$(6)	$29,698

	December 31, 2011
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$63,105	$—	$—	$63,105

Marketable securities
U.S. government agency notes	$106,631	$100	$(4)	$106,727
Foreign government notes	1,770	1	—	1,771
Corporate debt securities	73,218	52	(20)	73,250
Commercial paper	22,787	1	(1)	22,787
Certificates of deposit	19,548	8	(1)	19,555
	$223,954	$162	$(26)	$224,090
Investments
U.S. government agency notes	$44,144	$4	$(18)	$44,130
Corporate debt securities	11,296	9	(8)	11,297
	$55,440	$13	$(26)	$55,427

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
The following table shows the fair value of the Company's financial assets at December 31, 2012 and 2011. These financial assets are comprised of the Company's available-for-sale debt and equity securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the consolidated balance sheets (in thousands):

		Fair value measurements at December 31, 2012 using:
	Total carrying value at December 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$69,389	$68,389	$1,000	$—

Marketable securities
U.S. government agency notes	$53,668	$—	$53,668	$—
Foreign government notes	2,001	—	2,001	—
Corporate debt securities	84,076	—	84,076	—
Commercial paper	7,497	—	7,497	—
Certificates of deposit	14,663	—	14,663	—
	$161,905	$—	$161,905	$—
Investments
U.S. government agency notes	$19,378	$—	$19,378	$—
Corporate debt securities	10,320	—	10,320	—
	$29,698	$—	$29,698	$—

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

		Fair value measurements at December 31, 2011 using:
	Total carrying value at December 31, 2011	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$63,105	$63,105	$—	$—

Marketable securities
U.S. government agency notes	$106,727	$—	$106,727	$—
Foreign government notes	1,771	—	1,771	—
Corporate debt securities	73,250	—	73,250	—
Commercial paper	22,787	—	22,787	—
Certificates of deposit	19,555	—	19,555	—
	$224,090	$—	$224,090	$—
Investments
U.S. government agency notes	$44,130	$—	$44,130	$—
Corporate debt securities	11,297	—	11,297	—
	$55,427	$—	$55,427	$—

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
(6) ACCOUNTS RECEIVABLE, NET
Accounts receivable, net, consist of the following (in thousands):

	December 31,
	2012	2011
Accounts receivable, gross	$68,654	$53,126
Allowance for doubtful accounts	—	—
Accounts receivable, net	$68,654	$53,126

The activity in the Company's allowance for doubtful accounts is as follows (in thousands):

Year ended December 31,	Balance at beginning of year	Charges to expense	Write-offs	Balance at end of year
2012	$—	$—	$—	$—
2011	$313	$—	$(313)	$—
2010	$666	$—	$(353)	$313

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(7) INVENTORY
Inventory consists of the following (in thousands):

	December 31,
	2012	2011
On-hand final assemblies and finished goods inventories	$22,305	$11,556
Deferred cost of goods sold	5,704	6,689
	28,009	18,245
Less current portion	(25,910)	(15,434)
Noncurrent portion (included in Other assets)	$2,099	$2,811

(8) PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

		December 31,
	Useful Life	2012	2011
Equipment	3 years	$78,517	$71,500
Software	2-3 years	14,852	13,708
Furniture and fixtures	3-5 years	983	858
Leasehold improvements	Shorter of the life of the lease or estimated useful life (1-5 years)	11,747	10,342
		106,099	96,408
Less accumulated depreciation and amortization		(82,332)	(74,324)
Property and equipment, net		$23,767	$22,084

The Company recorded depreciation and amortization expense related to property and equipment of $12.9 million for the year ended December 31, 2012, $11.6 million for the year ended December 31, 2011 and $11.2 million for the year ended December 31, 2010.
Property and equipment under capital leases included in the amounts above are as follows (in thousands):

	December 31,
	2012	2011
Cost	$326	$245
Less accumulated depreciation	(194)	(82)
Property and equipment under capital leases, net	$132	$163

In the years ended December 31, 2012, 2011 and 2010, the Company removed certain depreciable assets that were no longer in service. The gross amounts of such assets totaled $4.5 million in the year ended December 31, 2012, including $0.5 million related to the Company's 2012 restructuring initiative, $4.5 million in the year ended December 31, 2011 and $12.2 million in the year ended December 31, 2010. The Company recorded losses on the disposal of these assets of approximately $344,000 in the year ended December 31, 2012, including $305,000 recorded to restructuring expense, $24,000 in the year ended December 31, 2011 and $106,000 in the year ended December 31, 2010.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

The net book values of the Company's property and equipment by geographic area are as follows (in thousands):

	December 31,
	2012	2011
United States	$16,110	$14,827
Asia/Pacific	6,811	6,813
Europe	792	433
Other	54	11
	$23,767	$22,084

(9) INTANGIBLE ASSETS AND GOODWILL
The Company's intangible assets at December 31, 2012 and 2011 consist of the following (in thousands):

December 31, 2012	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Intellectual property	5.00	$2,999	$2,199	$800
Developed technology	5.03	9,080	730	8,350
Customer relationships	5.30	6,140	702	5,438
Order backlog	0.33	860	860	—
Internal use software	3.00	730	81	649
	4.35	$19,809	$4,572	$15,237

December 31, 2011	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Intellectual property	5.00	$2,999	$1,799	$1,200

Amortization expense for intangible assets for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	Year ended December 31,			Statement of operations classification
	2012	2011	2010
Intellectual property	$400	$400	$400	Research and development
Developed technology	730	—	341	Cost of revenue - product
Customer relationships	702	—	—	Sales and marketing
Order backlog	860	—	—	Cost of revenue - product
Internal use software	81	—	—	Cost of revenue - product
	$2,773	$400	$741

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

Estimated future amortization expense for the Company's intangible assets at December 31, 2012 is as follows (in thousands):

Years ending December 31,
2013	$4,746
2014	3,634
2015	2,368
2016	1,934
2017	1,900
Thereafter	655
$15,237

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The changes in the carrying value of the Company's goodwill in the year ended December 31, 2012 are as follows (in thousands):

Balance at January 1, 2012:
Goodwill	$8,168
Accumulated impairment losses	(3,106)
5,062
Acquisition of NET	28,734
Balance at December 31, 2012	$33,796

Balance at December 31, 2012:
Goodwill	$36,902
Accumulated impairment losses	(3,106)
$33,796

There were no changes in the carrying value of the Company's goodwill in the year ended December 31, 2011.
The Company performed its annual test for impairment of goodwill at November 30, 2012, and concluded that there was no impairment.

(10) ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	December 31,
	2012	2011
Employee compensation and related costs	$15,799	$13,782
Other	10,996	7,838
	$26,795	$21,620

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(11) RESTRUCTURING ACCRUAL
On August 7, 2012, the Company announced that it had committed to a restructuring initiative to streamline operations and reduce operating costs by closing and consolidating certain facilities and reducing its worldwide workforce. In connection with this initiative, the Company recorded $7.7 million of restructuring expense in the year ended December 31, 2012, comprised of $3.2 million for severance and related costs to reduce the Company's workforce by approximately 150 people, or 12% of employees worldwide, $4.2 million related to space reductions in three facilities and $0.3 million for the write-off of assets associated with the aforementioned facility consolidations. Of this amount, the Company recorded $5.7 million in the three months ended December 31, 2012 and $2.0 million in the three months ended September 28, 2012. The $4.2 million recorded in the year ended December 31, 2012 related to facilities is comprised of $4.0 million related to space reductions in NET's former corporate headquarters in California, $0.1 million related to space reductions in the former NET facility in New Jersey and $0.1 million to consolidate the Company's offices in France. Restructuring expense is reported separately in the Company's consolidated statements of operations. The Company expects to complete the payments related to severance in the first quarter of fiscal 2013 and the payments related to facilities in fiscal 2016. The portion of restructuring payments due more than one year from the balance sheet date is included in Other long-term liabilities in the Company's consolidated balance sheet. At December 31, 2012, the long-term portion of accrued restructuring was $2.7 million.

The table below summarizes the restructuring accrual activity for the year ended December 31, 2012 (in thousands):

	Initiatives charged to expense	Cash payments	Foreign exchange	Balance at December 31, 2012
Severance	$3,237	$(2,097)	(5)	$1,135
Facilities	4,133	(35)	2	4,100
Restructuring accrual activity	7,370	$(2,132)	$(3)	$5,235
Asset write-offs	305
Total restructuring expense	$7,675
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
The Company did not record restructuring expense in fiscal 2011.

(12) DEBT

In connection with the Company's acquisition of NET, NET remained obligated under its 3 3/4 % Convertible Senior Notes due December 15, 2014 (the "2007 Notes") and 7 1/4 % Redeemable Convertible Subordinated Debentures due May 15, 2014 (the "1989 Debentures") outstanding at the NET Acquisition Date, subject to the transactions discussed below.

The Company has determined that the estimated fair value of its outstanding debt at December 31, 2012 equals its carrying value. Although the debt can be publicly traded, there have been no trading transactions since 2010 and accordingly, the Company has categorized it as a Level 2 within the fair value hierarchy.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

3¾% Convertible Senior Notes

In December 2007, NET issued $85.0 million of 2007 Notes in a private placement, of which $10.5 million in principal remained outstanding at the NET Acquisition Date, and under which NET remained obligated after the acquisition. The 2007 Notes bear interest at a rate of 3 3/4 % per annum and mature on December 15, 2014. The 2007 Notes are unsecured senior obligations of NET, ranking equal in right of payment to all existing and future senior indebtedness of NET, and senior in right of payment to any existing and future subordinated indebtedness of NET. The 2007 Notes are effectively subordinated to existing and future secured indebtedness of NET to the extent of the assets securing such indebtedness and structurally subordinated to the claims of all existing and future indebtedness and other liabilities of NET's subsidiaries. In connection with the acquisition, the Company neither assumed nor guaranteed NET's obligations under the 2007 Notes. The 2007 Notes are not redeemable by NET prior to the stated maturity date.

Prior to the acquisition, a 2007 Note could be converted by a holder, at its option, into shares of NET common stock at a conversion rate of 73.3689 shares of NET common stock per $1,000 principal amount, subject to adjustment in certain events. On August 24, 2012, in connection with the consummation of the acquisition and as provided in the merger agreement, NET entered into a supplemental indenture for the 2007 Notes, which provided, among other things, that, in lieu of being convertible into shares of NET common stock, the 2007 Notes will be convertible into the kind and amount of merger consideration that would have been receivable upon the consummation of the acquisition by a holder of the number of shares of NET common stock issuable upon conversion of such 2007 Notes immediately preceding the effective time of the acquisition. The merger consideration was $1.35 in cash per share of NET common stock.

Upon the occurrence of certain fundamental changes including, without limitation, an acquisition of voting control of NET, the liquidation of NET, or NET's common stock ceasing to be traded on a U.S. national securities exchange, a holder of 2007 Notes obtained the right to require NET to purchase for cash all or any part of its 2007 Notes at a purchase price equal to 100% of the principal amount plus any accrued and unpaid interest (including additional interest, if any) up until, but not including, the fundamental change purchase date. The acquisition of NET by the Company constituted a "fundamental change" under the indenture governing the 2007 Notes. Accordingly, as required by the indenture governing the 2007 Notes and as provided in the merger agreement, on August 27, 2012, a fundamental change notice was sent to each holder of 2007 Notes, indicating that each such holder had the right to have all or a portion of its 2007 Notes purchased at a price in cash equal to 100% of the principal amount of the 2007 Notes (or portion thereof), plus any accrued and unpaid interest to, but excluding the fundamental change purchase date of October 12, 2012. In response to the fundamental change notice, $8.1 million in aggregate principal amount of 2007 Notes were tendered for purchase. The remaining $2.4 million in aggregate principal amount is due in 2014.

7¼% Redeemable Convertible Subordinated Debentures

In May 1989, NET issued $75.0 million of 1989 Debentures, of which $23.7 million in aggregate principal amount remained outstanding as of the NET Acquisition Date, and under which NET remained obligated after the acquisition. The 1989 Debentures bore interest at a rate of 7 1/4 % per annum and matured according to their terms on May 15, 2014. In connection with the acquisition, the company neither assumed nor guaranteed NET's obligations under the 1989 Debentures.

Prior to the acquisition, each 1989 Debenture was convertible at the option of the holder into NET common stock at a conversion price of $31.50 per share and was redeemable at the option of NET. The 1989 Debenture holders were entitled to a sinking fund which began May 15, 2000, of 14 annual payments of 5% of the aggregate principal amount of the 1989 Debentures issued ($3.8 million annually), reduced by any redemption or conversion of the 1989 Debentures. As a result of previous redemptions, the total remaining sinking fund requirement was $1.2 million at the NET Acquisition Date, which, assuming no further redemptions would be due as a final sinking fund payment on May 15, 2014.

On August 24, 2012, in connection with the consummation of the acquisition and as provided in the merger agreement, NET entered into a supplemental indenture for the 1989 Debentures, which provided, among other things, that, in lieu of being convertible into shares of NET common stock, the 1989 Debentures would be convertible into the kind and amount of merger consideration that would have been received upon the consummation of the acquisition by a holder of the number of shares of NET common stock issuable upon conversion of such 1989 Debenture immediately preceding the effective time of the acquisition. The merger consideration was $1.35 per share.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

On August 24, 2012, NET sent a notice to the holders of the 1989 Debentures, notifying them that NET had elected to redeem the entire outstanding aggregate principal amount of the 1989 Debentures. The date for the redemption was September 26, 2012. On the redemption date, the entire outstanding principal amount of the 1989 Debentures became due and payable at a redemption price equal to 100% of the principal amount of the 1989 Debentures plus accrued and unpaid interest to the redemption date. NET paid the aggregate principal amount of $23.7 million plus $0.6 million in accrued interest to the holders of the 1989 Debentures on September 26, 2012 and accordingly, at December 31, 2012, no obligation remained in connection with the Debentures.

(13) LONG-TERM LIABILITIES
Long-term liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Capital lease obligations	$170	$191
Deferred rent	3,551	4,683
Restructuring	5,235	—
	8,956	4,874
Current portion *	(3,250)	(1,275)
Long-term liabilities, net of current portion	$5,706	$3,599
* Includes $2.5 million of current accrued restructuring reported as a component of Accrued expenses in the consolidated balance sheet at December 31, 2012.
The future minimum annual payments under capital leases at December 31, 2012 are as follows (in thousands):

Years ending December 31,
2013	$121
2014	29
2015	25
2016	2
2017	—
Total minimum lease payments	177
Less amount representing interest	(7)
Present value of minimum lease payments	170
Less current portion	(116)
Long-term liabilities portion	$54

(14) STOCKHOLDER RIGHTS PLAN
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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

Plan did not cause the Rights to become exercisable upon adoption of the Rights Plan. Should the Rights become exercisable, the effect would be to dilute the ownership of the beneficial owner(s) who triggered the Rights, as that beneficial owner or group of owners would not receive the Units.

(15) STOCK-BASED COMPENSATION PLANS
2007 Stock Incentive Plan
The Company's 2007 Stock Incentive Plan (the "2007 Plan") was approved at the Company's Annual Meeting of Stockholders held on November 12, 2007, and became effective on that date. The 2007 Plan provides for the award of options to purchase the Company's common stock ("stock options"), stock appreciation rights ("SARs"), restricted common stock ("restricted stock"), performance-based awards, restricted stock units and other stock-based awards to employees, officers, directors (including those directors who are not employees or officers of the Company), consultants and advisors of the Company and its subsidiaries.
At the Company's Annual Meeting of Stockholders held on June 16, 2010 (the "2010 Annual Meeting"), the Company's stockholders approved an increase to the number of shares of the Company's common stock available for grant under the 2007 Plan by 20 million shares (the "Amended 2007 Plan").
At December 31, 2012, there were 8.5 million shares available for future issuance under the Amended 2007 Plan. Under the fungible share pool formula, the number of total shares available for future awards under the Amended 2007 Plan would be reduced by the fungible share pool multiple of 1.5 for each share of common stock included in an award other than a stock option or SAR award. Accordingly, the total number of shares awarded in the future under the Amended 2007 Plan could be less than the number of shares currently available for issuance.
2008 Stock Incentive Plan
In connection with the acquisition of NET, the Company assumed NET's 2008 Equity Incentive Plan (the "NET 2008 Plan"), which provides for the award of stock options, SARs, restricted stock, performance-based awards and restricted stock units ("RSUs"), and the number of shares available for grant under the 2008 Plan were converted to like Sonus equity awards (the "converted awards") using a conversion factor of 0.75, which was calculated based on the acquisition consideration of $1.35 per share of NET common stock divided by the average of the closing price of Sonus common stock for the ten consecutive days ending with the third trading day that preceded the closing date. This conversion factor was also used to convert the exercise prices of NET stock options to Sonus stock option exercise prices. The converted awards will vest under the same schedules as the respective NET stock options and NET RSUs.
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
In December 2012, the Company's Board of Directors approved the re-naming of the NET 2008 Plan to the 2008 Stock Incentive Plan (the "2008 Plan"). At December 31, 2012, there were 2.6 million shares available for future issuance under the 2008 Plan. Under the fungible pool formula, the number of total shares available for future awards under the 2008 Plan would be reduced by the fungible share pool multiple of 1.25 for each share of common stock included in an award other than a stock option or SAR award. Accordingly, the total number of shares awarded in the future under the 2008 Plan could be less than the number of shares currently available for issuance.
Chief Executive Officer Agreement
On August 7, 2012, the Company and Raymond P. Dolan, the Company's President and Chief Executive Officer (“Mr. Dolan”) executed a letter agreement (the “Amendment”) amending the terms and conditions of Mr. Dolan's employment agreement of October 8, 2010 as amended on February 13, 2011 (the “Agreement”). Under the terms of the Amendment, Mr. Dolan elected to accept shares of restricted stock (the “Salary Shares”) in lieu of base salary for the period from August 10, 2012 through December 31, 2012. Mr. Dolan also elected to receive his fiscal year 2012 target bonus, if earned, in the form of restricted shares (“Bonus Shares”).

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

The Company granted Mr. Dolan 108,398 Salary Shares, which have a total grant date fair value equal to the balance of Mr. Dolan's base salary for the year ending December 31, 2012, calculated by dividing Mr. Dolan's remaining base salary for the year by $1.78, the closing price of the Company's common stock on the date of grant. The Salary Shares vested in full on December 31, 2012. The Company recorded compensation expense related to these awards ratably over the remaining vesting period through December 31, 2012. The Salary Shares are included in the amount reported as “Granted” in the Restricted Stock Awards table below.

The Company granted Mr. Dolan 421,348 Bonus Shares, which equals Mr. Dolan's target bonus at the maximum level of achievement (150% of Mr. Dolan's annual base salary), divided by $1.78, the closing price of the Company's common stock on the date of grant. The Company recorded stock-based compensation expense for the Bonus Shares commensurate with the expected achievement level represented by the Company's accrual for its company-wide cash bonus program, as the performance metrics for each are consistent. The Bonus Shares are included in the amount reported as “Granted” in the Performance-Based Stock Awards table below. On February 14, 2013, the Compensation Committee determined that Mr. Dolan had earned 280,899 Bonus Shares, of which 50% of such shares will vest on August 15, 2013 and the remaining 50% of such shares will vest on February 15, 2014. Mr. Dolan forfeited the remaining 140,449 Bonus Shares on February 14, 2013.
Stock Option Exchange Offer
The Company commenced a voluntary stock option exchange program (the "Exchange Offer") beginning on September 8, 2009 and expiring on October 5, 2009. Shares of restricted stock issued under the Exchange Offer were completely unvested at the time they were granted and vest over a period of three years following the exchange date, with 33 1/3% of the shares vesting annually. The Company recognized the unamortized stock-based compensation expense related to the tendered stock options, aggregating $3.5 million, over the three-year vesting period of the restricted common stock issued under the Exchange Offer. This three-year vesting period ended in October 2012.
Stock Options
Options are issued to purchase shares of common stock of the Company at prices that are equal to the fair market value of the shares on the date the option is granted. Options generally vest over a period of four years, with 25% of the shares subject to the option vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly increments thereafter through the fourth anniversary of the grant date. Options granted under the Amended 2007 Plan generally expire ten years from the date of grant. Options granted under the 2008 Plan generally expire seven years from the date of grant. The grant date fair value of options, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures are estimated based on historical experience.
The activity related to the Company's outstanding stock options during the year ended December 31, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2012	22,627,885	$3.82
Granted	6,574,283	$2.59
NET outstanding options converted to Sonus options	994,800	$1.11
Exercised	(212,502)	$1.19
Forfeited	(2,634,217)	$2.80
Expired	(2,233,851)	$4.46
Outstanding at December 31, 2012	25,116,398	$3.46	6.22	$560
Vested or expected to vest at December 31, 2012	23,717,660	$3.52	6.08	$559
Exercisable at December 31, 2012	14,057,073	$4.16	4.33	$446

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

The grant date fair values of options to purchase common stock granted in the years ended December 31, 2012, 2011 and 2010 were estimated using the Black-Scholes valuation model with the following assumptions:

	Year ended December 31,
	2012	2011	2010
Risk-free interest rate	0.67%-0.89%	0.95%-2.12%	1.46%-2.65%
Expected dividends	—	—	—
Weighted average volatility	67.4%	67.6%	64.5%
Expected life (years)	4.5	4.5	4.5

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
The weighted average grant-date fair values of options granted during the year were $1.39 for the year ended December 31, 2012, $1.37 for the year ended December 31, 2011 and $1.65 for the year ended December 31, 2010.
The total intrinsic values of options exercised during the year were $0.2 million for the year ended December 31, 2012, $0.9 million for the year ended December 31, 2011 and $1.0 million for the year ended December 31, 2010.
The Company received cash from option exercises of $0.3 million in the year ended December 31, 2012, $0.8 million in the year ended December 31, 2011 and $1.0 million in the year ended December 31, 2010.
Restricted Stock Grants - Restricted Stock Awards and Restricted Stock Units
The Company's outstanding restricted stock grants consist of both restricted stock awards ("RSAs") and RSUs. The Company has no unvested RSUs other than those converted in connection with the NET acquisition. Recipients of RSAs have voting rights and rights to receive dividends, if declared. RSAs generally vest 25% on the first anniversary of the grant date, with the remaining 75% vesting in equal increments semi-annually thereafter. RSAs issued in connection with the Company's Exchange Offer, under which restricted shares were granted on October 6, 2009, vested over a period of three years following the exchange date, with 33 1/3% of the shares vesting annually. The RSUs assumed in connection with the NET acquisition vest over a period of 1.75 years and will be fully vested in August 2013. The grant date fair value of restricted stock grants, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the requisite service period. The fair value of restricted stock grants is determined based on the market value of the Company's shares on the date of grant.
The activity related to the Company's unvested restricted stock grants for the year ended December 31, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2012	602,403	$2.38
Granted	920,344	$2.59
Unvested NET RSUs converted to Sonus RSUs	82,110	$1.86
Vested	(767,523)	$2.37
Forfeited	(220,131)	$2.90
Unvested balance at December 31, 2012	617,203	$2.45

The total fair value of restricted stock grant shares vested was $1.8 million in the year ended December 31, 2012, $3.2 million in the year ended December 31, 2011 and $7.8 million in the year ended December 31, 2010.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

Performance-Based Stock Awards
Similar to recipients of RSAs, recipients of performance-based stock awards have voting rights and rights to dividends, if declared. The Company begins to record stock-based compensation expense for performance-based stock awards at the time that it becomes probable that the respective performance conditions will be achieved. The Company will continue to recognize the grant date fair value of performance-based stock awards through the vest date of the respective awards so long as it remains probable that the related performance conditions will be satisfied.

The activity related to the Company's performance-based stock awards for the year ended December 31, 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2012	1,715,056	$3.08
Granted	421,348	$1.78
Vested	—	—
Forfeited	(1,715,056)	$3.08
Unvested balance at December 31, 2012	421,348	$1.78

At January 1, 2012, the Company had 1.7 million unvested shares of common stock related to performance-based stock awards. The performance conditions for these awards were not satisfied by December 31, 2011, the end of the performance period. As a result, these shares were forfeited on February 21, 2012, the date that the Company issued a press release reporting its financial results for the quarter and year ended December 31, 2011, and accordingly, no expense was recognized for these awards in 2011.

There are 2.0 million shares of the Company's common stock that are not included in the table above. As of December 31, 2012, the Company had established performance conditions for these awards; however, due to the level of discretion that the Compensation Committee of the Board of Directors (the "Compensation Committee") has in determining the final number of shares earned under each performance-based award, the grant date criteria have not been met as of December 31, 2012 and accordingly, these shares are not reported as “granted” in the table above. The Company is recording stock-based compensation expense over the requisite service period for these awards based upon the most probable outcome of the performance conditions as set forth within each agreement. The Company recorded expense of $1.0 million related to performance-based shares in the year ended December 31, 2012.
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
On January 1 of each year, the aggregate number of shares of common stock available for purchase under the ESPP increases by the lesser of (i) 2% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors of the Company. At December 31, 2012, 25.0 million shares were authorized and 12.4 million shares were available under the ESPP for future issuance.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

Stock-Based Compensation
The consolidated statements of operations include stock-based compensation for the years ended December 31, 2012, 2011 and 2010 as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Product cost of revenue	$162	$398	$369
Service cost of revenue	813	1,203	1,620
Research and development	2,297	2,045	2,514
Sales and marketing	2,006	1,817	2,661
General and administrative	3,725	2,402	8,121
	$9,003	$7,865	$15,285

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
The Company included stock-based compensation in inventory of approximately $29,000 at December 31, 2012 and $0.1 million at December 31, 2011.
There is no income tax benefit for employee stock-based compensation expense for the years ended December 31, 2012, 2011and 2010 due to the valuation allowance recorded.
At December 31, 2012, there was $13.1 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards. This expense is expected to be recognized over a weighted average period of approximately three years.
Common Stock Reserved
Common stock reserved for future issuance at December 31, 2012 consists of the following:

Amended 2007 Plan	8,525,596
2008 Plan	2,610,980
ESPP	12,362,792
23,499,368

The Company's policy is to issue authorized but unissued shares upon the exercise of stock options, grant restricted common stock and performance-based stock awards, and authorize the purchase of shares of the Company's common stock under the ESPP.

(16) EMPLOYEE DEFINED CONTRIBUTION PLAN
Through December 31, 2012, the Company provided a matching contribution of 50% of employee contributions to its 401(k) savings plan, up to a maximum match of $3,500 per employee per year. The Company recorded expense related to its 401(k) savings plan of $1.7 million in the year ended December 31, 2012, $1.4 million in the year ended December 31, 2011 and $1.1 million in the year ended December 31, 2010.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(17) INCOME TAXES
The components of income (loss) from continuing operations before income taxes consist of the following (in thousands):

	Year ended December 31,
	2012	2011	2010
Loss before income taxes:
United States	$(49,337)	$(13,144)	$(11,031)
Foreign	1,609	1,906	1,033
	$(47,728)	$(11,238)	$(9,998)

The provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

	Year ended December 31,
	2012	2011	2010
Provision (benefit) for income taxes:
Current:
Federal	$14	$14	$(80)
State	105	183	152
Foreign	1,465	1,212	1,027
Total current	1,584	1,409	1,099
Deferred:
Federal	(12,441)	(140)	13,363
State	(1,680)	696	1,340
Foreign	607	56	(406)
Change in valuation allowance	14,371	(556)	(14,703)
Total deferred	857	56	(406)
Total	$2,441	$1,465	$693

A reconciliation of the Company's effective tax rate for continuing operations to the statutory federal rate is as follows:

	Year ended December 31,
	2012	2011	2010
U.S. Statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(3.6)	6.0	(8.8)
Foreign income taxes	3.2	5.3	(2.5)
Foreign dividends	2.1	9.3	—
Stock-based compensation	3.4	14.9	4.9
Tax credits	(0.7)	3.2	(6.2)
Uncertain tax positions	—	0.1	(0.8)
Deferred cost of goods sold elimination	(1.2)	5.0	—
Valuation allowance	35.5	2.0	53.0
Other, net	1.4	2.2	2.3
Effective income tax rate	5.1%	13.0%	6.9%

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

The following is a summary of the significant components of deferred income tax assets and liabilities (in thousands):

	December 31,
	2012	2011
Assets:
Net operating loss carryforwards	$62,257	$47,983
Capital loss carryforwards	5,455	5,495
Research and development tax credits	19,627	18,790
Other tax credits	249	1,113
Intangible assets	1,332	626
Deferred revenue	3,915	7,803
Accrued expenses	7,871	5,287
Inventory	5,750	4,846
Stock-based compensation	7,881	7,047
Other temporary differences	4,863	5,765
	119,200	104,755
Valuation allowance	(116,929)	(102,558)
Total deferred tax assets	2,271	2,197
Liabilities:
Purchased intangible assets	(249)	—
Unrealized gain on available-for-sale securities	(574)	(574)
Total deferred tax liabilities	(823)	(574)
Total net deferred tax assets	$1,448	$1,623

Reported as:
Deferred income taxes - current	$686	$486
Deferred income taxes - noncurrent	762	1,137
	$1,448	$1,623

At December 31, 2012, the Company had cumulative net operating losses ("NOL") of $192.4 million for federal income tax purposes and $91.5 million for state income tax purposes. The federal NOL carryforwards expire at various dates from 2020 through 2032. The state NOL expires at various dates from 2013 through 2032. Of the federal NOL, $119.0 million is attributable to stock option deductions. The Company's federal NOL carryforwards for tax return purposes are $24.0 million greater than its recognized federal NOL for financial reporting purposes, primarily due to excess tax benefits (stock compensation deductions in excess of book compensation costs) not recognized for financial statement purposes until realized. The tax benefit of this loss would be recognized for financial statement purposes in the period in which the tax benefit reduces income taxes payable, which will not be recognized until the Company recognizes a reduction in taxes payable from all other NOL carryforwards. In addition, the Company has $7.9 million of deferred tax assets as of December 31, 2012 related to compensation expenses recognized for financial reporting purposes that are not deductible for tax purposes until options are exercised or shares vest. As employees will not exercise the underlying options unless the current market price exceeds the option exercise price and the Company's tax deduction for restricted shares is determined as the shares vest, the ultimate realization of the benefit related to stock options is directly associated with the price of the Company's common stock. At December 31, 2012, the Company's stock price of $1.70 was well below the weighted average exercise price of the Company's stock options of $3.46.
With respect to non-U.S. NOL carryovers, the Company's United Kingdom subsidiary has a current year estimated NOL of $0.2 million and a carryover of $2.8 million from its acquisition of NET.
The Company also has available federal and state research and development credit carryforwards of $25.5 million that expire at various dates from 2015 through 2032.
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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

During fiscal 2012 and fiscal 2011, the Company performed an analysis to determine if, based on all available evidence, it considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. As a result of the Company's evaluation, the Company concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to its cumulative losses and other factors. Accordingly, the Company has maintained a valuation allowance against its domestic deferred tax assets amounting to $116.9 million at December 31, 2012 and $102.6 million at December 31, 2011.
The Company operated under a tax holiday in India, which expired in March 2011.
A reconciliation of the Company's unrecognized tax benefits is as follows (in thousands):

	2012	2011	2010
Unrecognized tax benefits at January 1	$10,004	$9,990	$10,070
Increases related to current year tax positions	14	14	23
Decreases related to prior period tax positions	(1,171)	—	—
Settlements	—	—	(103)
Unrecognized tax benefits at December 31	$8,847	$10,004	$9,990

The Company recorded liabilities for potential penalties and interest of $14,000 for the year ended December 31, 2012, $14,000 for the year ended December 31, 2011 and $23,000 for the year ended December 31, 2010. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months. Due to the Company's valuation allowance at December 31, 2012, none of the Company's unrecognized tax benefits, if recognized, would affect the effective tax rate.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Generally, the tax years 2007 through 2012 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company's federal NOLs generated prior to 2003 could be adjusted on examination even though the year in which the loss was generated is otherwise closed by the statute of limitations. The Company's primary state jurisdiction, Massachusetts, has open periods from 2008 through 2012.
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

With respect to the acquisition of NET, the Company intends to unilaterally elect under Section 338(g) of the Internal Revenue Code to have the acquisition transaction treated as an asset acquisition (i.e., a taxable transaction). The election is not considered part of the business combination and resulted in a step-up in the acquired assets and liabilities to fair market value for tax purposes. During the quarter ended September 28, 2012 as a result of the election, the Company reversed all of the deferred taxes related to NET's assets, liabilities and net operating loss carryovers and the related valuation allowance that were recorded in the business combination. Any resulting taxable gain from the election will be fully offset by NET's operating loss carryovers and no taxes will be payable by the Company as a result of the election.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(18) MAJOR CUSTOMERS
The following customers each contributed 10% or more of the Company's revenue in at least one of the years ended December 31, 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
Bahamas Telecommunications Company Ltd.	*	14%	—
AT&T	20%	12%	21%
__________________________________

*	Represents less than 10% of revenue
At December 31, 2012, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 25% of the Company's accounts receivable balance. At December 31, 2011, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 21% of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(19) GEOGRAPHIC AND OPERATING SEGMENT INFORMATION
The Company's classification of revenue by geographic area is determined by the location of the Company's customers. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Year ended December 31,
	2012	2011	2010
United States	68%	60%	68%
Europe, Middle East and Africa	13	12	15
Japan	14	11	12
Other Asia Pacific	4	2	2
Other	1	15	3
	100%	100%	100%

Bahamas Telecom accounted for approximately 14% of the Company's revenue in the year ended December 31, 2011. Bahamas Telecom is located in the Caribbean and is included as a component of "Other" in the table above.
The Company's product revenue is comprised of the following (in thousands):

	Year ended December 31,
	2012	2011	2010
Trunking and communication applications	$85,694	$116,506	$122,244
SBC	67,632	37,867	24,339
	$153,326	$154,373	$146,583

The Company's service revenue is comprised of the following (in thousands):

	Year ended December 31,
	2012	2011	2010
Maintenance	$76,423	$76,418	$78,379
Professional services	24,385	28,905	24,345
	$100,808	$105,323	$102,724

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(20) RELATED PARTIES
Dr. Nottenburg, who served as the Company's President and Chief Executive Officer from June 13, 2008 through October 12, 2010, was a member of the Board of Directors of Comverse Technology ("Comverse"), a worldwide provider of software and systems. Comverse has several majority-owned subsidiaries, including Ulticom, Inc. (which Comverse sold in the fourth quarter of fiscal 2010) and Verint Systems during that period. All three companies are vendors of the Company. The Company had well-established and ongoing business relationships with these vendors prior to Dr. Nottenburg's service as the Company's President and Chief Executive Officer. Costs incurred for purchases from these companies, in the aggregate, were $3.9 million for the period from January 1, 2010 through October 12, 2010.
(21) COMMITMENTS AND CONTINGENCIES
Leases
The Company leases its facilities under operating leases, which expire at various times through 2018. The Company is responsible for certain real estate taxes, utilities and maintenance costs under these leases. The Company's corporate headquarters is located in a leased facility in Westford, Massachusetts, consisting of 97,500 square feet under a lease that expires in August 2018.
Escalation clauses, free rent and other lease concessions are recognized on a straight-line basis over the minimum lease term. Rent expense was $5.0 million for the year ended December 31, 2012, $5.3 million for the year ended December 31, 2011 and $5.5 million for the year ended December 31, 2010.
Future minimum payments under operating lease arrangements as of December 31, 2012 are as follows (in thousands):

Years ending December 31,
2013	$5,531
2014	4,314
2015	3,961
2016	3,032
2017	1,650
Thereafter	826
$19,314

Litigation and Contingencies

The Company is often a party to disputes and legal proceedings that it considers routine and incidental to its business. In the normal course of business, the Company enters into contractual commitments to purchase services, materials, components, and finished goods from suppliers. Under agreements with certain contract manufacturers, the Company may be liable for purchased raw materials procured for the Company by the contract manufacturer. Management does not expect the results of any of these actions to have a material effect on the Company's business or consolidated financial statements.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(22) QUARTERLY RESULTS (UNAUDITED)
The following tables present the Company's quarterly operating results for the years ended December 31, 2012 and 2011. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with the Company's audited consolidated financial statements and related notes.

	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter
	(In thousands, except per share data)
Fiscal 2012
Revenue	$64,339	$57,610	$57,049	$75,136
Cost of revenue	22,585	24,815	24,607	39,533
Gross profit	$41,754	$32,795	$32,442	$35,603
Loss from operations	$(6,197)	$(11,792)	$(14,804)	$(15,749)
Net loss	$(6,438)	$(11,725)	$(15,619)	$(16,387)
Loss per share (2):
Basic	$(0.02)	$(0.04)	$(0.06)	$(0.06)
Diluted	$(0.02)	$(0.04)	$(0.06)	$(0.06)
Shares used in computing loss per share:
Basic	279,487	279,926	280,145	280,773
Diluted	279,487	279,926	280,145	280,773

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Fiscal 2011
Revenue	$67,299	$51,772	$66,353	$74,272
Cost of revenue	40,674	21,836	24,137	26,928
Gross profit	$26,625	$29,936	$42,216	$47,344
Income (loss) from operations	$(11,476)	$(6,746)	$1,201	$4,496
Net income (loss)	$(12,408)	$(5,934)	$1,909	$3,730
Earnings (loss) per share (2):
Basic	$(0.04)	$(0.02)	$0.01	$0.01
Diluted	$(0.04)	$(0.02)	$0.01	$0.01
Shares used in computing earnings (loss) per share:
Basic	277,712	278,400	278,721	279,293
Diluted	277,712	278,400	279,324	279,565
__________________________________

(1)	Includes the results of NET for the period subsequent to August 24, 2012.

(2)
Earnings (loss) per share is calculated independently for each of the quarters presented; accordingly, the sum of the quarterly earnings (loss) per share amounts may not equal the total calculated for the year.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2012, our internal control over financial reporting is effective.
Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report, has issued an attestation report on management's internal control over financial reporting, which is included in this Item 9A under the caption "Report of Independent Registered Public Accounting Firm."
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sonus Networks, Inc.
Westford, Massachusetts

We have audited the internal control over financial reporting of Sonus Networks, Inc. and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 6, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 6, 2013

Item 9B.    Other Information
Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is included under the caption "Executive Officers of the Registrant," "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics" and "Board Meetings and Committees" in our definitive Proxy Statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year ended December 31, 2012 and is incorporated herein by reference.

Item 11.    Executive Compensation
The information required by this Item 11 is included under the captions "Director Compensation," "Summary of Executive Compensation," "Plan-Based Awards," "Option Holdings," "Severance and Change-in-Control Arrangements," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2012 and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is included under the captions "Beneficial Ownership of Securities" and "Equity Compensation Plan Information" in our definitive Proxy Statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2012 and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is included, as applicable, under the captions "Severance and Change-in-Control Agreements," "Indemnification Agreements," "Director Independence" and "Transactions with Related Persons" in our definitive Proxy Statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2012 and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services
The information required by this Item 14 is included under the captions "Fees for Independent Registered Public Accounting Firm during the years ended December 31, 2012 and 2011" and "Policy on Audit Committee Pre-approval of Audit and Non-audit Services" in our definitive Proxy Statement with respect to our 2013 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2012 and is incorporated herein by reference.

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

SONUS NETWORKS, INC.

	By:	/s/ RAYMOND P. DOLAN
March 6, 2013		Raymond P. Dolan President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ RAYMOND P. DOLAN	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2013
Raymond P. Dolan

/s/ MAURICE L. CASTONGUAY	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2013
Maurice L. Castonguay

/s/ HOWARD E. JANZEN	Chairman	March 6, 2013
Howard E. Janzen

/s/ JAMES K. BREWINGTON	Director	March 6, 2013
James K. Brewington

/s/ JOHN P. CUNNINGHAM	Director	March 6, 2013
John P. Cunningham

/s/ BEATRIZ V. INFANTE	Director	March 6, 2013
Beatriz V. Infante

/s/ JOHN A. SCHOFIELD	Director	March 6, 2013
John A. Schofield

/s/ SCOTT E. SCHUBERT	Director	March 6, 2013
Scott E. Schubert

/s/ H. BRIAN THOMPSON	Director	March 6, 2013
H. Brian Thompson

EXHIBIT INDEX

Exhibit No.		Description
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
Form of Notice of Grant of Stock Options and Stock Option Agreement under the 1997 Stock Incentive Plan-Additional Terms and Conditions (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q, filed August 20, 2004 with the SEC).

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

10.11	+	2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.14 to the registrant's Annual Report on Form 10-K, filed March 10, 2011 with the SEC).
10.12	+	Senior Management Cash Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed February 24, 2010 with the SEC).
10.13	+
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

10.16	+
Retention Letter between Sonus Networks, Inc. and Richard N. Nottenburg accepted on May 18, 2010 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed May 20, 2010 with the SEC).

10.17	+
Employment Agreement between Sonus Networks, Inc. and Raymond P. Dolan accepted on October 8, 2010 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed October 12, 2010 with the SEC).

10.18
Lease, dated August 11, 2010, between Michelson Farm-Westford Technology Park IV Limited Partnership and Sonus Networks, Inc. with respect to the property located at 4 Technology Park Drive, Westford, Massachusetts (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q, filed November 2, 2010 with the SEC).

10.19
First Amendment to Lease, dated October 27, 2010, between Michelson Farm-Westford Technology Park IV Limited Partnership and Sonus Networks, Inc. with respect to the property located at 4 Technology Park Drive, Westford, Massachusetts (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q, filed November 2, 2010 with the SEC).

10.20	+
Employment Agreement between Sonus Networks, Inc. and Wayne Pastore accepted on December 28, 2007 (incorporated by reference to Exhibit 10.29 to the registrant's Annual Report on Form 10-K filed March 10, 2011 with the SEC).

10.21	+
Amendment to Employment Agreement between Sonus Networks, Inc. and Raymond P. Dolan, accepted on February 14, 2011 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed February 16, 2011 with the SEC).

10.22	+
Employment Agreement between Sonus Networks, Inc. and Maurice Castonguay, accepted on August 24, 2011 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed August 25, 2011 with the SEC.

10.23	+
Amendment to Employment Agreement between Sonus Networks, Inc. and Maurice Castonguay, dated October 25, 2011 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K/A, filed October 25, 2011 with the SEC).

10.24	+
Form of Nonstatutory Stock Option Award Agreement Granted under the 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.30 to the registrant's Annual Report on Form 10-K, filed February 24, 2012 with the SEC).

10.25	+
Form of Restricted Stock Award Agreement Granted under the 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.31 to the registrant's Annual Report on Form 10-K, filed February 24, 2012 with the SEC).

10.26	+
Employment Agreement between Sonus Networks, Inc. and Todd Abbott accepted on May 3, 2011 (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q, filed April 30, 2012 with the SEC).

10.27	+
Amendment to Employment Agreement between Sonus Networks, Inc. and Raymond P. Dolan, accepted August 7, 2012 (incorporated by reference to the registrant's Current Report on Form 8-K, filed August 8, 2012 with the SEC).

10.28	+	2008 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8, filed August 27, 2012 with the SEC).
10.29	*+	Form of Nonstatutory Stock Option Award Agreement Granted under the 2008 Stock Incentive Plan.
10.30	*+	Form of Restricted Stock Award Agreement Granted under the 2008 Stock Incentive Plan.
10.31	+
Amendment to Employment Agreement between Sonus Networks, Inc. and Raymond P. Dolan, accepted on February 15, 2013 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed February 19, 2013 with the SEC).

10.32	+
Amendment to Employment Agreement between Sonus Networks, Inc. and Maurice Castonguay, accepted on February 15, 2013 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed February 19, 2013 with the SEC).

10.33	+
Amendment to Employment Agreement between Sonus Networks, Inc. and Todd Abbott, accepted on February 15, 2013 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed February 19, 2013 with the SEC).

10.34	+
Amendment to Employment Agreement between Sonus Networks, Inc. and Matthew Dillon, accepted on February 15, 2013 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed February 19, 2013 with the SEC).

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

_______________________________________

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