Form 10-Q
period 2013-03-29
SONUS NETWORKS INC
filed 2013-05-02
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2013
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
(Address of principal executive offices) (Zip code)

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

As of April 18, 2013, there were 282,234,785 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED MARCH 29, 2013

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, plans and objectives of management for future operations and plans for future product development and manufacturing are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements.
Important factors that could cause actual results to differ materially from those in these forward-looking statements are discussed in Part I, Items 2 and 3, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk," respectively, and Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q. Also, any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
SONUS NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 29, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$74,628	$88,004
Marketable securities	150,588	161,905
Accounts receivable, net of allowance for doubtful accounts of $161 at March 29, 2013 and $0 at December 31, 2012	50,723	68,728
Inventory	26,408	25,614
Deferred income taxes	650	686
Other current assets	15,274	15,401
Total current assets	318,271	360,338
Property and equipment, net	21,094	23,767
Intangible assets, net	14,050	15,237
Goodwill	34,081	34,081
Investments	59,224	29,698
Deferred income taxes	973	1,011
Other assets	7,194	7,191
	$454,887	$471,323
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,045	$10,643
Accrued expenses	22,667	26,795
Current portion of deferred revenue	39,795	37,094
Current portion of long-term liabilities	678	763
Total current liabilities	69,185	75,295
Deferred revenue	10,561	11,647
Deferred income taxes	432	249
Convertible subordinated note	2,380	2,380
Other long-term liabilities	5,349	5,706
Total liabilities	87,907	95,277
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value per share; 600,000,000 shares authorized; 282,231,764 shares issued and outstanding at March 29, 2013; 280,963,298 shares issued and outstanding at December 31, 2012	282	281
Additional paid-in capital	1,326,475	1,321,385
Accumulated deficit	(966,121)	(952,373)
Accumulated other comprehensive income	6,344	6,753
Total stockholders' equity	366,980	376,046
	$454,887	$471,323

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 29, 2013	March 30, 2012
Revenue:
Product	$37,796	$41,411
Service	25,492	22,928
Total revenue	63,288	64,339
Cost of revenue:
Product	13,895	9,193
Service	11,591	13,392
Total cost of revenue	25,486	22,585
Gross profit	37,802	41,754
Operating expenses:
Research and development	17,501	18,387
Sales and marketing	21,114	20,585
General and administrative	10,710	8,979
Restructuring	1,949	—
Total operating expenses	51,274	47,951
Loss from operations	(13,472)	(6,197)
Interest income, net	138	215
Loss before income taxes	(13,334)	(5,982)
Income tax provision	(414)	(456)
Net loss	$(13,748)	$(6,438)
Loss per share
Basic	$(0.05)	$(0.02)
Diluted	$(0.05)	$(0.02)
Shares used to compute loss per share:
Basic	281,542	279,487
Diluted	281,542	279,487

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

(unaudited)

	Three months ended
	March 29, 2013	March 30, 2012
Net loss	$(13,748)	$(6,438)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(326)	(501)
Unrealized loss on available-for sale marketable securities, net of tax	(83)	(45)
Other comprehensive loss, net of tax	$(409)	$(546)
Comprehensive loss, net of tax	$(14,157)	$(6,984)

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 29, 2013	March 30, 2012
Cash flows from operating activities:
Net loss	$(13,748)	$(6,438)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation and amortization of property and equipment	3,522	2,900
Amortization of intangible assets	1,187	100
Stock-based compensation	4,224	2,117
Loss on disposal of property and equipment	17	—
Deferred income taxes	183	—
Changes in operating assets and liabilities:
Accounts receivable	17,472	20,457
Inventory	(837)	(2,867)
Other operating assets	1,515	(9,541)
Accounts payable	(4,637)	(5,204)
Accrued expenses and other long-term liabilities	(4,329)	(4,137)
Deferred revenue	1,739	(906)
Net cash provided by (used in) operating activities	6,308	(3,519)
Cash flows from investing activities:
Purchases of property and equipment	(1,005)	(2,120)
Purchases of marketable securities	(76,526)	(70,990)
Maturities of marketable securities	57,110	82,851
Net cash (used in) provided by investing activities	(20,421)	9,741
Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	865	993
Proceeds from exercise of stock options	578	39
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(346)	(91)
Principal payments of capital lease obligations	(31)	(33)
Net cash provided by financing activities	1,066	908
Effect of exchange rate changes on cash and cash equivalents	(329)	78
Net (decrease) increase in cash and cash equivalents	(13,376)	7,208
Cash and cash equivalents, beginning of year	88,004	105,451
Cash and cash equivalents, end of period	$74,628	$112,659
Supplemental disclosure of cash flow information:
Interest paid	$2	$9
Income taxes paid	$555	$636
Income tax refunds received	$3	$4
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$186	$777
Property and equipment acquired under capital lease	$—	$40

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

The Company's target customers comprise both communications service providers and enterprises utilizing both direct and indirect sales channels. Customers and prospective customers in the service provider space are traditional and emerging communications providers, including long distance carriers, local exchange carriers, Internet service providers, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers. Enterprise customers and target enterprise customers include financial institutions, retailers, state and local governments, and other multinational corporations. The Company collaborates with its customers to identify and develop new, advanced services and applications that can help to reduce costs, improve productivity and generate new revenue.
Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation with accounting principles generally accepted in the United States of America ("GAAP") and with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC").
Interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2012 ("Annual Report") filed with the SEC on March 6, 2013.
On August 24, 2012, the Company completed the acquisition of Network Equipment Technologies, Inc. (“NET”). The financial results of NET are included in the Company's condensed consolidated financial statements for the three months ended March 29, 2013.
Significant Accounting Policies
The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report. There were no significant changes to the significant accounting policies during the three months ended March 29, 2013.
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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Fair Value of Financial Instruments
The carrying amounts of the Company's financial instruments, which include cash equivalents, marketable securities, investments, accounts receivable, accounts payable, convertible subordinated debt and other long-term liabilities, approximate their fair values.
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
Recent Accounting Pronouncements
On March 4, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-05, Foreign Currency Matters (Topic 830) - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"), which indicates that the entire amount of a cumulative translation adjustment ("CTA") related to an entity's investment in a foreign entity should be released when there has been either: (a) a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity; (b) the loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated); or (c) the step acquisition of a foreign entity (i.e., when the accounting for an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity). ASU 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. ASU 2013-05 is effective for the Company beginning January 1, 2014, although early adoption is permitted. The Company does not expect the adoption of ASU 2013-05 to have a material impact on its consolidated financial statements.

On February 5, 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which requires entities to disclose changes in accumulated other comprehensive income balances by component (i.e., unrealized gains or losses on available-for-sale securities or foreign-currency items) and significant items reclassified out of accumulated other comprehensive income by component either on the face of the income statement or as a separate footnote to the financial statements. ASU 2013-02 does not change the current requirements for interim financial statement reporting of comprehensive income. ASU 2013-02 became effective for the Company on January 1, 2013. The Company does not have significant items reclassified out of accumulated other comprehensive income and accordingly, the adoption of ASU 2013-02 did not impact the Company's financial statements.

(2) ACQUISITION OF NET

On August 24, 2012 (the “NET Acquisition Date”), the Company acquired all of the outstanding common stock of NET for cash consideration of $41.5 million, or $1.35 per share of NET common stock. The acquisition was effected through a merger of a wholly-owned subsidiary of the Company into NET, with NET surviving the merger as a wholly-owned subsidiary of the Company. NET is a provider of networking equipment focused on secure real-time communications for Unified Communications ("UC"), SIP trunking, enterprise mobility and IP-based multi-service networking. The Company acquired NET to enhance its position as an enabler of cloud-based UC. The acquisition of NET expands the Company's portfolio of Session Border Controller (“SBC”) solutions for enterprise customers and brings engineering resources, broader channel capability and a broad U.S. federal government installed base to leverage into SIP-enabled platforms.

As of March 29, 2013, the valuation of acquired assets, identifiable intangible assets, uncertain tax liabilities and certain accrued liabilities is preliminary. The Company is in the process of investigating the facts and circumstances existing as of the NET Acquisition Date in order to finalize its valuation. Based on new information gathered about facts and circumstances that existed as of the NET Acquisition Date related to the valuation of certain acquired assets and assumed liabilities, the Company updated its preliminary valuations of assets acquired and liabilities assumed during the three months ended March 29, 2013. The Company recorded a retrospective adjustment as of December 31, 2012 which resulted in a net increase to goodwill of

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

$0.3 million, a net decrease to other current assets of $0.2 million and an increase to current liabilities of $0.1 million in the table below. The adjustments have been retrospectively applied to the December 31, 2012 balance sheet; however, these adjustments had no impact on the statement of operations or the statement of cash flows.

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

A summary of the preliminary allocation of the purchase consideration for NET is as follows (in thousands):

Fair value of consideration transferred:
Cash, net of cash acquired	$35,508
Fair value of equity awards assumed	892
Fair value of total consideration	$36,400
Fair value of assets acquired and liabilities assumed:
Marketable securities	$5,359
Deferred income taxes	681
Other current assets	12,269
Property and equipment	4,694
Noncurrent investments	10,167
Intangible assets	16,810
Goodwill	29,018
Other noncurrent assets	1,843
Current liabilities	(9,932)
Debt	(34,208)
Other long-term liabilities	(301)
$36,400

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the acquired customer relationships and developed technology intangible assets. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company's estimates of contract renewal, technology attrition and revenue growth projections. The Company is amortizing the identifiable intangible assets in relation to the expected cash flows from the individual intangible assets over their respective useful lives (see Note 6).

Pro Forma Results

The following unaudited pro forma information presents the condensed combined results of operations of the Company and NET for the three months ended March 30, 2012 as if the acquisition of NET had been completed on January 1, 2011 with adjustments to give effect to pro forma events that are directly attributable to the acquisition. These pro forma adjustments include a reduction to historical NET revenue for the fair value adjustment related to acquired deferred revenue, an increase in amortization expense for the acquired identifiable intangible assets and decreases in historical NET interest expense and the Company's historical interest income reflecting the extinguishment of certain of NET's debt as a result of the acquisition.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and NET. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined companies that would have been achieved had the acquisition occurred as of January 1, 2011, nor are they intended to represent or be indicative of future results of operations (in thousands, except per share amount):

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Three months ended
March 30, 2012
Revenue	$75,514
Net loss	$(17,263)
Loss per share	$(0.06)

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
The calculations of shares used to compute basic and diluted loss per share are as follows (in thousands):

	Three months ended
	March 29, 2013	March 30, 2012
Weighted average shares outstanding—basic	281,542	279,487
Potential dilutive common shares	—	—
Weighted average shares outstanding—diluted	281,542	279,487

Options to purchase the Company's common stock and unvested shares of restricted stock aggregating 31.5 million shares for the three months ended March 29, 2013 and 27.6 million shares for the three months ended March 30, 2012 have not been included in the computation of diluted loss per share because their effect would have been antidilutive.

(4) CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS
The Company invests in debt and equity instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.
During the three months ended March 29, 2013 and March 30, 2012, the Company did not sell any of its available-for-sale securities and accordingly, no such gains or losses were realized.
Marketable securities and investments with continuous unrealized losses for one year or greater at March 29, 2013 were nominal. Since the Company does not intend to sell these securities and does not believe it will be required to sell any securities before they recover in value, it does not believe these declines are other-than-temporary.
On a quarterly basis, the Company reviews its marketable securities and investments to determine if there have been any events that could create a credit impairment. Based on its reviews, the Company does not believe that any impairment existed with its current holdings at March 29, 2013.
The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt and equity securities and investments at March 29, 2013 and December 31, 2012 were comprised of the following (in thousands):

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	March 29, 2013
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$40,870	$—	$—	$40,870

Marketable securities
U.S. government agency notes	$47,686	$25	$(2)	$47,709
Foreign government notes	2,000	1	—	2,001
Corporate debt securities	75,093	17	(22)	75,088
Commercial paper	14,883	1	—	14,884
Certificates of deposit	10,900	6	—	10,906
	$150,562	$50	$(24)	$150,588
Investments
U.S. government agency notes	$27,623	$6	$(3)	$27,626
Foreign government notes	1,250	—	—	1,250
Corporate debt securities	29,357	17	(25)	29,349
Certificates of deposit	999	—	—	999
	$59,229	$23	$(28)	$59,224

	December 31, 2012
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$69,389	$—	$—	$69,389

Marketable securities
U.S. government agency notes	$53,646	$22	$—	$53,668
Foreign government notes	2,000	1	—	2,001
Corporate debt securities	84,047	34	(5)	84,076
Commercial paper	7,492	5	—	7,497
Certificates of deposit	14,650	13	—	14,663
	$161,835	$75	$(5)	$161,905
Investments
U.S. government agency notes	$19,358	$20	$—	$19,378
Corporate debt securities	10,306	20	(6)	10,320
	$29,664	$40	$(6)	$29,698

The Company's available-for-sale debt securities that are classified as Investments in the condensed consolidated balance sheet mature after one year but within two years or less from the balance sheet date.
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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Level 3. Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.
The following table shows the fair value of the Company's financial assets at March 29, 2013 and December 31, 2012. These financial assets are comprised of the Company's available-for-sale debt and equity securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the consolidated balance sheets (in thousands):

		Fair value measurements at March 29, 2013 using:
	Total carrying value at March 29, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$40,870	$35,021	$5,849	$—

Marketable securities
U.S. government agency notes	$47,709	$—	$47,709	$—
Foreign government notes	2,001	—	2,001	—
Corporate debt securities	75,088	—	75,088	—
Commercial paper	14,884	—	14,884	—
Certificates of deposit	10,906	—	10,906	—
	$150,588	$—	$150,588	$—
Investments
U.S. government agency notes	$27,626	$—	$27,626	$—
Foreign government notes	1,250	—	1,250	—
Corporate debt securities	29,349	—	29,349	—
Certificates of deposit	999	—	999	—
	$59,224	$—	$59,224	$—

		Fair value measurements at December 31, 2012 using:
	Total carrying value at December 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$69,389	$68,389	$1,000	$—

Marketable securities
U.S. government agency notes	$53,668	$—	$53,668	$—
Foreign government notes	2,001	—	2,001	—
Corporate debt securities	84,076	—	84,076	—
Commercial paper	7,497	—	7,497	—
Certificates of deposit	14,663	—	14,663	—
	$161,905	$—	$161,905	$—
Investments
U.S. government agency notes	$19,378	$—	$19,378	$—
Corporate debt securities	10,320	—	10,320	—
	$29,698	$—	$29,698	$—

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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
(5) INVENTORY
Inventory consists of the following (in thousands):

	March 29, 2013	December 31, 2012
On-hand final assemblies and finished goods inventories	$21,857	$22,009
Deferred cost of goods sold	6,617	5,704
	28,474	27,713
Less current portion	(26,408)	(25,614)
Noncurrent portion (included in Other assets)	$2,066	$2,099

(6) INTANGIBLE ASSETS AND GOODWILL
The Company's intangible assets at March 29, 2013 and December 31, 2012 consist of the following (in thousands):

March 29, 2013	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Intellectual property	5.00	$2,999	$2,299	$700
Developed technology	5.03	9,080	1,230	7,850
Customer relationships	5.30	6,140	1,228	4,912
Order backlog	0.33	860	860	—
Internal use software	3.00	730	142	588
	4.35	$19,809	$5,759	$14,050

December 31, 2012	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Intellectual property	5.00	$2,999	$2,199	$800
Developed technology	5.03	9,080	730	8,350
Customer relationships	5.30	6,140	702	5,438
Order backlog	0.33	860	860	—
Internal use software	3.00	730	81	649
	4.35	$19,809	$4,572	$15,237

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Amortization expense for intangible assets for the three months ended March 29, 2013 and March 30, 2012 was as follows (in thousands):

	Three months ended		Statement of operations classification
	March 29, 2013	March 30, 2012
Intellectual property	$100	$100	Research and development
Developed technology	500	—	Cost of revenue - product
Customer relationships	526	—	Sales and marketing
Internal use software	61	—	Cost of revenue - product
	$1,187	$100

Estimated future amortization expense for the Company's intangible assets at March 29, 2013 is as follows (in thousands):

Years ending December 31,
Remainder of 2013	$3,559
2014	3,634
2015	2,368
2016	1,934
2017	1,900
Thereafter	655
$14,050

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. Other than the purchase price adjustments discussed in Note 2 and retrospectively recorded as of December 31, 2012, there were no changes to the carrying value of the Company's goodwill in the three months ended March 29, 2013. There were also no changes to the carrying value of the Company's goodwill in the three months ended March 30, 2012.

(7) ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	March 29, 2013	December 31, 2012
Employee compensation and related costs	$12,135	$15,799
Other	10,532	10,996
	$22,667	$26,795

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(8) RESTRUCTURING ACCRUAL
On August 7, 2012, the Company announced that it had committed to a restructuring initiative to streamline operations and reduce operating costs by closing and consolidating certain facilities and reducing its worldwide workforce. In connection with this initiative, the Company recorded $1.9 million of restructuring expense in the three months ended March 29, 2013, primarily for severance and related costs in connection with reducing the Company's workforce. The Company had recorded $7.7 million of restructuring expense in the year ended December 31, 2012, of which $5.2 million remained accrued at December 31, 2012.

The table below summarizes the restructuring accrual activity for the three months ended March 29, 2013 (in thousands):

	Balance at January 1, 2013	Initiatives charged to expense	Cash payments	Foreign exchange	Balance at March 29, 2013
Severance	$1,135	$1,904	$(1,378)	(1)	$1,660
Facilities	4,100	45	(444)	—	3,701
Restructuring accrual activity	$5,235	1,949	$(1,822)	$(1)	$5,361

The Company expects to complete the payments related to severance in the fourth quarter of fiscal 2013 and the payments related to facilities in fiscal 2016. The portion of restructuring payments due more than one year from the balance sheet date is included in Other long-term liabilities in the Company's condensed consolidated balance sheets. The long-term portions of accrued restructuring were $2.5 million at March 29, 2013 and $2.7 million at December 31, 2012.

(9) DEBT

The Company has determined that the estimated fair value of its $2.4 million of aggregate principal amount of outstanding debt due in 2014 equaled its carrying value at both March 29, 2013 and December 31, 2012. Although the debt can be publicly traded, there have been no trading transactions since 2010 and accordingly, the Company has categorized it in Level 2 within the fair value hierarchy.

(10) STOCK-BASED COMPENSATION PLANS
The Company's 2007 Stock Incentive Plan, as amended, (the "2007 Plan"), provides for the award of options to purchase the Company's common stock ("stock options"), stock appreciation rights ("SARs"), restricted common stock ("restricted stock"), performance-based awards, restricted stock units ("RSUs") and other stock-based awards to employees, officers, directors (including those directors who are not employees or officers of the Company), consultants and advisors of the Company and its subsidiaries.
The Company's 2008 Stock Incentive Plan (the "2008 Plan") provides for the award of stock options, SARs, restricted stock, performance-based awards and RSUs to former employees of NET who subsequently became employees of Sonus and Sonus employees hired subsequent to the NET Acquisition Date.
In March 2013, 21 executives of the Company, including Raymond P. Dolan, the Company's President and Chief Executive Officer ("Mr. Dolan") elected to receive bonuses with respect to fiscal 2013 (collectively, the "2013 Bonus"), if any are earned, in the form of shares of the Company's common stock (collectively, the "2013 Bonus Shares"). The 2013 Bonus Shares, if any are granted, will be granted on a date concurrent with the timing of normal 2013 bonus payouts and will be fully vested as of the date of grant, with the number of 2013 Bonus Shares calculated by dividing amounts equal to 1.5 times the respective 2013 Bonus amounts earned, as determined by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") by the closing price of the Company's common stock on the date of grant. The Company is recording stock-based compensation expense for the 2013 Bonus Shares commensurate with the expected achievement level represented by the Company's accrual for its company-wide cash bonus program, as the performance metrics for each are consistent. Because no shares have been granted in connection with the 2013 Bonus, there are no shares related to the 2013

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Bonus reported in the restricted stock grant table below.

On February 15, 2013, Mr. Dolan elected to accept restricted shares of the Company's common stock in lieu of his base salary for the period from January 1, 2013 through December 31, 2013. Mr. Dolan had previously not received any salary payments from the Company for this period. On February 15, 2013, the Company granted Mr. Dolan 183,824 shares of restricted common stock (the "Salary Shares") having a total grant date fair value of $500,000, equal to Mr. Dolan's base salary for the year ending December 31, 2013. The number of shares was calculated by dividing Mr. Dolan's base salary for the year by $2.72, the closing price of the Company's common stock on the date of grant. The Salary Shares will vest on December 31, 2013. If Mr. Dolan's employment is terminated by Mr. Dolan with Good Reason (as defined in his employment agreement, as amended), or by the Company without Cause (as defined in his employment agreement, as amended) before December 31, 2013, a pro rata portion of the Salary Shares will vest on the date of such termination. If Mr. Dolan terminates his employment without Good Reason (as defined in his employment agreement, as amended) or his employment by the Company for Cause before December 31, 2013, he will forfeit the Salary Shares. The Company is recording stock-based compensation expense related to the Salary Shares ratably for the period from January 1, 2013 through December 31, 2013. The Salary Shares are included in the amount reported as "Granted" in the restricted stock grant table below.

On February 14, 2013, the Compensation Committee determined that eight executives of the Company, excluding Mr. Dolan, would receive their bonuses with respect to fiscal 2012 in the form of restricted shares of the Company's common stock equal to 100% of their respective target bonus amounts for fiscal 2012 (collectively, the "Executive Bonus Shares"). The number of shares granted to each executive was calculated by dividing his/her target bonus amount by the closing price of the Company's common stock on February 15, 2013, the date of grant. The Executive Bonus Shares will vest 50% on August 15, 2013 and 50% on February 15, 2014, contingent upon each such executive's continued employment with the Company. The Company had accrued for the cash payment of bonuses at the expected company-wide cash payout percentage amount at December 31, 2012; which amounts were less than the target bonus amounts for each individual. The Company is recording the unamortized expense related to the Executive Bonus Shares as stock-based compensation expense through February 15, 2014. These shares are reported as "Granted" in the restricted stock grant table below.

On August 7, 2012, Mr. Dolan elected to receive his fiscal year 2012 bonus, if earned, in the form of restricted shares of the Company's common stock (the “Dolan Bonus Shares”). On August 10, 2012, the Company granted Mr. Dolan 421,348 Dolan Bonus Shares, which equaled Mr. Dolan's potential 2012 bonus at the maximum level of achievement (150% of Mr. Dolan's annual base salary), divided by $1.78, the closing price of the Company's common stock on the date of grant. During fiscal 2012, the Company recorded stock-based compensation expense for the Dolan Bonus Shares commensurate with the expected achievement level represented by the Company's accrual for its company-wide cash bonus program, as the performance metrics for each were consistent. The Dolan Bonus Shares represented the performance-based stock award shares reported as “Outstanding at January 1, 2013” in the performance-based stock awards table below. On February 14, 2013, the Compensation Committee determined that Mr. Dolan had earned 280,899 Dolan Bonus Shares, of which 50% will vest on August 15, 2013 and the remaining 50% will vest on February 15, 2014, subject to Mr. Dolan's continued employment with the Company. The Company is recording the unamortized expense related to the Dolan Bonus Shares, including incremental expense arising from the modification of this award, through February 15, 2014. Mr. Dolan forfeited the remaining 140,449 Dolan Bonus Shares on February 14, 2013, and these shares are reported as "Forfeited" in the performance-based stock awards table below.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Stock Options
The activity related to the Company's outstanding stock options during the three months ended March 29, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	25,116,398	$3.46
Granted	6,193,977	$2.51
Exercised	(397,602)	$1.46
Forfeited	(444,644)	$2.58
Expired	(558,062)	$4.74
Outstanding at March 29, 2013	29,910,067	$3.28	6.85	$4,042
Vested or expected to vest at March 29, 2013	27,530,782	$3.35	6.65	$3,640
Exercisable at March 29, 2013	14,664,247	$4.05	4.59	$1,641

The grant date fair values of options to purchase common stock granted in the three months ended March 29, 2013 were estimated using the Black-Scholes valuation model with the following assumptions:

Three months ended
March 29, 2013
Risk-free interest rate	0.82%-1.07%
Expected dividends	—
Weighted average volatility	66.7%
Expected life (years)	4.5-6.0

Additional information regarding the Company's stock options for the three months ended March 29, 2013 is as follows:

Weighted average grant date fair value of stock options granted	$1.34
Total intrinsic value of stock options exercised (in thousands)	$404
Cash received from the exercise of stock options (in thousands)	$578

Restricted Stock Grants - Restricted Stock Awards and Restricted Stock Units
The Company's outstanding restricted stock grants consist of both restricted stock awards ("RSAs") and RSUs. The activity related to the Company's unvested restricted stock grants for the three months ended March 29, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2013	617,203	$2.45
Granted	1,112,553	$2.72
Vested	(112,085)	$2.59
Forfeited	(3,289)	$1.86
Unvested balance at March 29, 2013	1,614,382	$2.63

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The total fair value of restricted stock grant shares vested was $0.3 million in the three months ended March 29, 2013.
Performance-Based Stock Awards
The activity related to the Company's performance-based stock awards for the three months ended March 29, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2013	421,348	$1.78
Granted	1,984,500	$2.72
Vested	(469,800)	$2.72
Forfeited	(140,449)	$1.78
Unvested balance at March 29, 2013	1,795,599	$2.57

On February 14, 2013, the Compensation Committee took certain actions regarding performance-based stock awards that had been awarded in previous years but for which the grant date criteria had not been met as of December 31, 2012. These actions included determining that a certain number of these performance-based shares would vest as of February 15, 2013 (the “Vested Performance Shares”) and subjecting the remaining performance-based shares (the “Future Performance Shares”) to further performance and service conditions. The performance conditions relate to either a portion of or the full fiscal 2013 year and the service conditions were implemented through vesting schedules individually assigned to each Future Performance Share award that provide for service-based vesting through fiscal 2015. The actual number of Future Performance Shares that will ultimately be earned will be determined by the Compensation Committee's assessment of Company performance during fiscal 2013. The Company is regularly assessing the probability that the performance conditions related to the Future Performance Shares will be achieved and is recording stock-based compensation expense based on the results of this assessment.

Stock-Based Compensation
The condensed consolidated statements of operations include stock-based compensation for the three months ended March 29, 2013 and March 30, 2012 as follows (in thousands):

	Three months ended
	March 29, 2013	March 30, 2012
Product cost of revenue	$52	$53
Service cost of revenue	210	175
Research and development	679	616
Sales and marketing	1,099	467
General and administrative	2,184	806
	$4,224	$2,117

There is no income tax benefit for employee stock-based compensation expense for the three months ended March 29, 2013 or March 30, 2012 due to the valuation allowance recorded.
At March 29, 2013, there was $27.8 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards. This expense is expected to be recognized over a weighted average period of approximately three years.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(11) MAJOR CUSTOMERS
The following customers each contributed 10% or more of the Company's revenue in at least one of the three month periods ended March 29, 2013 and March 30, 2012:

	Three months ended
	March 29, 2013	March 30, 2012
United States Government	16%	*
AT&T Inc.	11%	34%
Verizon	*	12%
Softbank BB Corporation	*	11%
__________________________________

*	Represents less than 10% of revenue
At March 29, 2013, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 14% of the Company's accounts receivable balance. At December 31, 2012, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 25% of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(12) GEOGRAPHIC INFORMATION
The Company's classification of revenue by geographic area is determined by the location to which the product is shipped or where the services are performed. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Three months ended
	March 29, 2013	March 30, 2012
United States	69%	75%
Europe, Middle East and Africa	10	6
Japan	16	15
Other Asia Pacific	4	2
Other	1	2
	100%	100%

International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next, and accordingly, historical data may not be indicative of future periods.

(13) INCOME TAXES
The Company's income tax provisions for the three months ended March 29, 2013 and March 30, 2012 reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full year. The estimated effective rates for the three months ended March 29, 2013 and March 30, 2012 do not include any benefit for the Company's domestic losses, as the Company has concluded that a valuation allowance on any domestic benefit is required.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(14) COMMITMENTS AND CONTINGENCIES

The Company is often a party to disputes and legal proceedings that it considers routine and incidental to its business. In the normal course of business, the Company enters into contractual commitments to purchase services, materials, components, and finished goods from suppliers. Under agreements with certain contract manufacturers, the Company may be liable for purchased raw materials procured for the Company by the applicable contract manufacturer. Management does not expect the results of any of these actions to have a material effect on the Company's business or consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Sonus Networks, Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the U.S. Securities and Exchange Commission on March 6, 2013.
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

On August 24, 2012, we completed the acquisition of Network Equipment Technologies, Inc. (“NET”), a Delaware corporation. The financial results of NET are included in our financial results for the three months ended March 29, 2013.

In August 2012, we announced that we were implementing a restructuring initiative to streamline operations and reduce our operating costs. In connection with this restructuring plan, we recorded $1.9 million in the three months ended March 29, 2013, primarily for severance and related costs.

In March 2013, 21 of our executives including Raymond P. Dolan, our President and Chief Executive Officer ("Mr. Dolan") elected to receive bonuses with respect to fiscal 2013 (collectively, the "2013 Bonus"), if any are earned, in the form of shares of our common stock (collectively, the "2013 Bonus Shares"). The 2013 Bonus Shares, if any are granted, will be granted on a date concurrent with the timing of normal 2013 bonus payouts and will be fully vested as of the date of grant, with the number of 2013 Bonus Shares calculated by dividing amounts equal to 1.5 times the respective 2013 Bonus amounts earned, as determined by the Compensation Committee of our Board of Directors (the "Compensation Committee") by the closing price of our common stock on the date of grant. We are recording stock-based compensation expense for the 2013 Bonus Shares commensurate with the expected achievement level represented by the accrual for our company-wide cash bonus program, as the performance metrics for each are consistent.

On February 15, 2013, Mr. Dolan elected to accept restricted shares of our common stock in lieu of his base salary for the period from January 1, 2013 through December 31, 2013. Mr. Dolan had previously not received any salary payments from us for this period. On February 15, 2013, we granted Mr. Dolan 183,824 shares of restricted common stock (the "Salary Shares") having a total grant date fair of $500,000, equal to Mr. Dolan's base salary for the year ending December 31, 2013. The number of shares was calculated by dividing Mr. Dolan's base salary for the year by $2.72, the closing price of our common stock on the date of grant. The Salary Shares will vest on December 31, 2013. If Mr. Dolan's employment is terminated by Mr. Dolan with Good Reason (as defined in his employment agreement, as amended), or by us without Cause (as defined in his employment agreement, as amended) before December 31, 2013, a pro rata portion of the Salary Shares will vest on the date of such termination. If Mr. Dolan terminates his employment without Good Reason (as defined in his employment agreement, as amended) or his employment by us for Cause before December 31, 2013, he will forfeit the Salary Shares. We are recording stock-based compensation expense related to the Salary Shares ratably for the period from January 1, 2013 through December 31, 2013.

On February 14, 2013, the Compensation Committee determined that eight of our executives, excluding Mr. Dolan, would receive their bonuses with respect to fiscal 2012 in the form of restricted shares of our common stock equal to 100% of their respective target bonus amounts for fiscal 2012 (collectively, the "Executive Bonus Shares"). The number of shares granted to each executive was calculated by dividing his/her target bonus amount by the closing price of our common stock on February 15, 2013, the date of grant. The Executive Bonus Shares will vest 50% on August 15, 2013 and 50% on February 15, 2014, contingent upon each such executive's continued employment with us. We had accrued for the cash payment of bonuses at the expected company-wide cash payout percentage amount at December 31, 2012; which amounts were less than the target bonus amounts for each individual. We are recording the unamortized expense related to the Executive Bonus Shares as stock-based compensation expense through February 15, 2014.

On August 7, 2012, Mr. Dolan elected to receive his fiscal year 2012 bonus, if earned, in the form of restricted shares of our common stock (the “Dolan Bonus Shares”). On August 10, 2012, we granted Mr. Dolan 421,348 Dolan Bonus Shares, which equaled Mr. Dolan's potential 2012 bonus at the maximum level of achievement (150% of Mr. Dolan's annual base salary), divided by $1.78, the closing price of our common stock on the date of grant. During fiscal 2012, we recorded stock-based compensation expense for the Dolan Bonus Shares commensurate with the expected achievement level represented by the accrual for our company-wide cash bonus program, as the performance metrics for each were consistent. On February 14, 2013, the Compensation Committee determined that Mr. Dolan had earned 280,899 Dolan Bonus Shares, of which 50% will vest on August 15, 2013 and the remaining 50% will vest on February 15, 2014, subject to Mr. Dolan's continued employment with us. Mr. Dolan forfeited the remaining 140,449 Dolan Bonus Shares on February 14, 2013. We are recording the unamortized expense related to the Dolan Bonus Shares, including incremental expense arising from the modification of this award, through February 15, 2014.

We reported losses from operations of $13.5 million for the three months ended March 29, 2013 and $6.2 million for the three months ended March 30, 2012. We reported net losses of $13.7 million for the three months ended March 29, 2013 and $6.4 million for the three months ended March 30, 2012.

Our revenue was $63.3 million in the three months ended March 29, 2013 and $64.3 million in the three months ended March 30, 2012. Our gross profit was $37.8 million in the three months ended March 29, 2013 and $41.8 million in the three months ended March 30, 2012. Our gross profit as a percentage of revenue ("total gross margin") was 59.7% in the three months ended March 29, 2013 and 64.9% in the three months ended March 30, 2012.
Our operating expenses were $51.3 million in the three months ended March 29, 2013, compared to $48.0 million in the three months ended March 30, 2012. Our operating expenses in the current year period include $1.9 million of restructuring expense.
We recorded stock-based compensation expense of $4.2 million in the three months ended March 29, 2013 and $2.1 million in the three months ended March 30, 2012. The stock-based compensation actions described above resulted in increased stock-based compensation expense while reducing cash salary and bonus expenses in the three months ended March 28, 2013, and we expect a similar effect throughout the remainder of fiscal 2013.
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
For a further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There were no significant changes to our critical accounting policies from December 31, 2012 through March 29, 2013.

Results of Operations
Three months ended March 29, 2013 and March 30, 2012

Revenue. Revenue for the three months ended March 29, 2013 and March 30, 2012 was as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	March 29, 2013	March 30, 2012	$	%
Product	$37,796	$41,411	$(3,615)	(8.7)%
Service	25,492	22,928	2,564	11.2%
Total revenue	$63,288	$64,339	$(1,051)	(1.6)%

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

Product revenue for the three months ended March 29, 2013 and March 30, 2012 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	March 29, 2013	March 30, 2012	$	%
Trunking and communication applications	$14,286	$28,260	$(13,974)	(49.4)%
SBC	23,510	13,151	10,359	78.8%
	$37,796	$41,411	$(3,615)	(8.7)%

We recognized $1.3 million of product revenue in the aggregate from 163 new customers in the three months ended March 29, 2013 and $0.5 million of product revenue in the aggregate from four new customers in the three months ended March 30, 2012. The increase in new customers in the three months ended March 29, 2013 is primarily attributable to customers who purchased products from the former NET portfolio. New customers are those from whom we recognize revenue for the first time in a reporting period, although we may have had outstanding orders from such customers for several years, especially for certain multi-year projects. The timing of the completion of customer projects, revenue recognition criteria satisfaction and customer payments included in multiple element arrangements may cause our product revenue to fluctuate from one period to the next.

As we had anticipated, our revenue from sales of our trunking and communication application products decreased in the three months ended March 29, 2013 compared to the three months ended March 30, 2012. This decline was largely offset by the growth in sales of our SBC products in the current year quarter compared to the prior year quarter. We expect that our product revenue in fiscal 2013 will increase from fiscal 2012 levels, primarily due to increased sales of our SBC products resulting from our continued and increasing focus on expanding our solutions to address emerging Unified Communication and IP-based markets, such as SBC, in the enterprise and service provider markets.

Service revenue is primarily comprised of hardware and software maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three months ended March 29, 2013 and March 30, 2012 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase from prior year
	March 29, 2013	March 30, 2012	$	%
Maintenance	$20,848	$18,624	$2,224	11.9%
Professional services	4,644	4,304	340	7.9%
	$25,492	$22,928	$2,564	11.2%

The increase in service revenue in the three months ended March 29, 2013 compared to the three months ended March 30, 2012 is attributable to $2.2 million of higher maintenance revenue and $0.3 million of higher professional services revenue. Our increased maintenance revenue is primarily due to our increased installed customer base resulting from the acquisition of NET. The timing of the completion of projects for revenue recognition, customer payments and maintenance contracts may cause our services revenue to fluctuate from one period to the next. We expect that our service revenue in fiscal 2013 will increase from fiscal 2012 levels as a result of our larger installed customer base.

The following customers each contributed 10% or more of our revenue in at least one of the three month periods ended March 29, 2013 and March 30, 2012:

	Three months ended
Customer	March 29, 2013	March 30, 2012
United States Government	16%	*
AT&T Inc.	11%	34%
Verizon	*	12%
Softbank BB Corporation	*	11%

* Represents less than 10% of revenue

International revenue was approximately 31% of revenue in the three months ended March 29, 2013 and approximately 25% of revenue in the three months ended March 30, 2012. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue will fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $9.6 million at March 29, 2013 and $6.7 million at December 31, 2012. Our deferred service revenue was $40.8 million at March 29, 2013 and $42.0 million at December 31, 2012. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

Cost of Revenue/Gross Profit. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross profit as a percentage of revenue (“gross margin”) for the three months ended March 29, 2013 and March 30, 2012 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	March 29, 2013	March 30, 2012	$	%
Cost of revenue
Product	$13,895	$9,193	$4,702	51.1%
Service	11,591	13,392	(1,801)	(13.4)%
Total cost of revenue	$25,486	$22,585	$2,901	12.8%
Gross margin
Product	63.2%	77.8%
Service	54.5%	41.6%
Total gross margin	59.7%	64.9%

The decrease in product gross margin in the three months ended March 29, 2013 compared to the three months ended March 30, 2012 was primarily due to product and customer mix, including NET's historically lower gross margins, which reduced our product gross margin by approximately nine percentage points. Higher manufacturing-related costs decreased our gross margin in the three months ended March 29, 2013 by approximately four percentage points compared to the three months ended March 30, 2012. These higher manufacturing-related costs were primarily comprised of higher third-party manufacturing costs and higher freight costs, each of which reduced our product gross margin by approximately two percentage points.

The increase in service gross margin in the three months ended March 29, 2013 compared to the three months ended March 30, 2012 was primarily due to higher service revenue coupled with lower fixed service costs in the current year quarter, which increased our service gross margin by approximately 13 percentage points in the aggregate. The decrease in our fixed service costs in the three months ended March 29, 2013 compared to the three months ended March 30, 2012 was primarily attributable to the impact of our recent restructuring initiatives, which reduced employee-related expenses, and our recent efforts to consolidate and obtain better pricing on third-party maintenance.

We believe that our total gross margin over the next few years will improve to a range of 60% or greater.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses for the three months ended March 29, 2013 and March 30, 2012 were as follows (in thousands, except percentages):

Three months ended		Decrease from prior year
March 29, 2013	March 30, 2012	$	%
$17,501	$18,387	$(886)	(4.8)%

The decrease in research and development expenses in the three months ended March 29, 2013 compared to the three months ended March 30, 2012 is attributable to $0.8 million of lower expense for product development (third-party development, prototype and test equipment costs) and $0.4 million of lower employee-related expenses, partially offset by $0.3 million of net increases in other research and development expenses.

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

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three months ended March 29, 2013 and March 30, 2012 were as follows (in thousands, except percentages):

Three months ended		Increase from prior year
March 29, 2013	March 30, 2012	$	%
$21,114	$20,585	$529	2.6%

The increase in sales and marketing expenses in the three months ended March 29, 2013 compared to the three months ended March 30, 2012 is attributable to $0.4 million of higher marketing and trade show expenses and $0.3 million of higher employee-related expenses, partially offset by $0.2 million of net decreases in other sales and marketing expenses. The increase in employee-related expense is primarily attributable to higher headcount in the current year quarter, the combined result of higher headcount related to our continued focus on expanded sales coverage and the acquisition of NET. We believe that our sales and marketing expenses will increase in fiscal 2013 from fiscal 2012 levels, primarily attributable to increased personnel and related costs, including such costs attributable to the inclusion of a full year of expenses for NET, as well as our investment in our expanded sales and marketing programs.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and audit and professional fees. General and administrative expenses for the three months ended March 29, 2013 and March 30, 2012 were as follows (in thousands, except percentages):

Three months ended		Increase from prior year
March 29, 2013	March 30, 2012	$	%
$10,710	$8,979	$1,731	19.3%

The increase in general and administrative expenses in the three months ended March 29, 2013 compared to March 30, 2012 is attributable to $0.7 million of higher employee-related expenses, $0.5 million of higher expense related to foreign currency translation, $0.3 million of higher financial-related costs, such as expense for doubtful account reserves, tax-related expenses and bank fees, and $0.2 million of net increases in other general and administrative expenses. The increase in employee-related expenses is primarily attributable to higher stock-based compensation expense, partially offset by lower salary and related expenses. This change was expected due to the equity-based actions described in the Overview section of this Management's Discussion and Analysis of Financial Condition and Results of Operations. We believe that our general and administrative expenses will increase in fiscal 2013 compared to fiscal 2012 levels, primarily due to higher stock-based compensation expense.

Restructuring Expense. On August 7, 2012, we announced that we had committed to a restructuring initiative to streamline operations and reduce operating costs by closing and consolidating certain facilities and reducing our worldwide workforce. In connection with this ongoing initiative, we recorded $1.9 million of restructuring expense in the three months ended March 29, 2013 for severance and related costs in connection with reducing our workforce. We expect to record approximately $1.5 million of restructuring expense in the second quarter of fiscal 2013.

We did not record restructuring expense in the three months ended March 30, 2012.

Interest Income, net. Interest income and interest expense for the three months ended March 29, 2013 and March 30, 2012 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	March 29, 2013	March 30, 2012	$	%
Interest income	$162	$221	$(59)	(26.7)%
Interest expense	(24)	(6)	18	300.0%
Interest income, net	$138	$215	$(77)	(35.8)%

Interest income consists of interest earned on our cash equivalents, marketable debt securities and long-term investments. Interest expense in the three months ended March 29, 2013 relates to interest on capital lease obligations and interest on the debt assumed in connection with the acquisition of NET. Interest expense in the three months ended March 30, 2012 relates to interest on capital lease obligations. The decrease in interest income, net, in the current year quarter compared to the prior year quarter is attributable to a lower average portfolio yield on lower invested amounts in the current year, coupled with the aforementioned interest expense related to the assumed NET debt.

Income Taxes. We recorded provisions for income taxes of $0.4 million in the three months ended March 29, 2013 and $0.5 million in the three months ended March 30, 2012. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. The provision for the three months ended March 29, 2013 also includes the tax effect of the amortizable goodwill arising from the acquisition of NET. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year.

The provisions for income taxes for the three months ended March 29, 2013 and March 30, 2012 represent forecasted tax expense on the earnings of our foreign operations. Our effective tax rate for both three-month periods was less than the statutory federal and state rates due to the existence of a valuation allowance on our domestic losses.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources
Our consolidated statements of cash flows are summarized as follows (in thousands):

	Three months ended
	March 29, 2013	March 30, 2012	Change
Net loss	$(13,748)	$(6,438)	$(7,310)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities	9,133	5,117	4,016
Changes in operating assets and liabilities	10,923	(2,198)	13,121
Net cash provided by (used in) operating activities	$6,308	$(3,519)	$9,827
Net cash (used in) provided by investing activities	$(20,421)	$9,741	$(30,162)
Net cash provided by financing activities	$1,066	$908	$158

Our cash, cash equivalents, marketable securities and long-term investments totaled $284.4 million at March 29, 2013 and $279.6 million at December 31, 2012. We had cash and short-term investments held by our foreign subsidiaries aggregating approximately $6 million at March 29, 2013 and approximately $7 million at December 31, 2012. We do not intend to repatriate these funds, and as such, they are not available to fund our domestic operations. If we were to repatriate the funds, they would likely be treated as income for U.S. tax purposes, fully offset by our net operating losses. We do not believe this has a material impact on our liquidity.
Our operating activities provided $6.3 million of cash in the 2013, compared to $3.5 million of cash used in the three months ended March 30, 2012.
Cash provided by operating activities in the three months ended March 29, 2013 was primarily the result of lower accounts receivable and other operating assets and higher deferred revenue, partially offset by decreases in accounts payable and accrued expenses and other long-term liabilities and an increase in inventory. The decrease in accounts receivable primarily reflects payments in the quarter, combined with lower revenue in the first quarter of the fiscal year compared to the fourth quarter of the prior year, consistent with our historical experience. The decrease in accounts payable primarily reflects payments for fiscal 2012 year-end purchases. The reduction in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments in connection with our Company-wide employee incentive bonus program, as well as lower taxes payable amounts. The increase in inventory levels was primarily due to purchases of materials to fulfill expected shipments in the near-term. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, used $4.6 million of cash.
Cash used in operating activities in the three months ended March 30, 2012 was primarily the result of higher other operating assets and inventory and lower accounts payable, accrued expenses and other long-term liabilities, and deferred revenue. These amounts were partially offset by lower accounts receivable. The increase in other operating assets was primarily related to prepayments of royalties, licenses and maintenance. The increase in inventory levels was primarily due to purchases of materials to fulfill expected shipments in the near-term. The reduction in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments in connection with our Company-wide employee incentive bonus program. The decrease in accounts receivable primarily reflects payments in the quarter, combined with lower revenue in the first quarter of fiscal 2012 compared to the fourth quarter of fiscal 2011. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, used $1.3 million of cash.
Our investing activities used $20.4 million of cash in the three months ended March 29, 2013, comprised of $19.4 million of net purchases of marketable securities and $1.0 million of investments in property and equipment. Our investing activities provided $9.7 million of cash in the three months ended March 30, 2012, comprised of $11.8 million of net maturities of marketable securities, partially offset by $2.1 million of investments in property and equipment.
Our financing activities provided $1.1 million of cash in the three months ended March 29, 2013, comprised of $0.9 million of proceeds from the sale of our common stock in connection with our Amended and Restated 2000 Employee Stock Purchase Plan ("ESPP"), and $0.6 million of proceeds from the exercise of stock options. These amounts were offset by $0.3 million of cash used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $31,000 for payments on our capital leases for office equipment. Our financing activities provided $0.9 million of cash in the three months ended March 30, 2012, comprised of $1.0 million of proceeds from the sale of our common stock in connection with our ESPP and $39,000 of proceeds from the exercise of stock options. These amounts were partially offset by

$0.1 million of cash used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $33,000 for payments on our capital leases for office equipment.
Based on our current expectations, we believe our current cash, cash equivalents, marketable debt securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months. It is difficult to predict future liquidity requirements with certainty. The rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to improve our controls environment, for other general corporate activities and to vigorously defend against existing and potential litigation. See Note 14 to our condensed consolidated financial statements for a description of our contingencies.

Recent Accounting Pronouncements
On March 4, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-05, Foreign Currency Matters (Topic 830) - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"), which indicates that the entire amount of a cumulative translation adjustment ("CTA") related to an entity's investment in a foreign entity should be released when there has been either: (a) a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity; (b) the loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated); or (c) the step acquisition of a foreign entity (i.e., when the accounting for an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity). ASU 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. ASU 2013-05 is effective for us January 1, 2014, although early adoption is permitted. We do not expect the adoption of ASU 2013-05 to have a material impact on our consolidated financial statements.

On February 5, 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which requires entities to disclose changes in accumulated other comprehensive income balances by component (i.e., unrealized gains or losses on available-for-sale securities or foreign-currency items) and significant items reclassified out of accumulated other comprehensive income by component either on the face of the income statement or as a separate footnote to the financial statements. ASU 2013-02 does not change the current requirements for interim financial statement reporting of comprehensive income. ASU 2013-02 became effective for us beginning January 1, 2013. We do not have significant items reclassified out of accumulated other comprehensive income and accordingly, the adoption of ASU 2013-02 did not impact our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We do not believe that a hypothetical 10% adverse movement in interest rates and foreign currency exchange rates would have a materially different impact from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 29, 2013.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION

Item 1.    Legal Proceedings
We are often a party to disputes and legal proceedings that we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material effect on our business or consolidated financial statements.

Item 1A.    Risk Factors
We have revised our discussion of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended December 31, 2012. The following discussion includes six revised risk factors ("We have incurred net losses and may incur additional net losses", Restructuring activities could adversely affect our ability to execute our business strategy","If in the future we do not have a sufficient number of shares available to issue to our employees, the limited number of shares we could issue may impact our ability to attract, retain and motivate key personnel", "We depend upon contract manufacturers and any disruption in these relationships may cause us to fail to meet the demands of our customers and damage our customer relationships. Additionally, in the event we elect to consolidate and/or change any of our manufacturers, qualifying a new contract manufacturer to commence commercial scale production or consolidating to a reduced number of contract manufacturers are expensive and time-consuming activities and could affect our business", "A portion of our revenue is generated from government sales, which is a new line of business for us due to our recent acquisition of NET. Disruptions to, or our failure to effectively develop, manage and maintain our government customer relationships could adversely affect our ability to generate revenue from the sales of certain of our products. Further, such government sales are subject to potential delays and cutbacks, require specific testing efforts, and impose significant compliance obligations" and "Consolidation in the telecommunications industry could harm our business") that reflect material development subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2012. In addition, we moved one risk factor ("We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows") closer to the beginning of our Risk Factors section as part of our assessment of the order of magnitude of each of our individual risk factors. Except for the seven risk factors noted above, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. For convenience, all of our risk factors are included below.

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

We incurred net losses in the first quarter of fiscal 2013, fiscal 2012, fiscal 2011 and fiscal 2010. We may incur additional net losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

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

Many of our distribution and channel partners sell competitive products and the loss of, or reduction in sales by, these partners could materially reduce our revenues. Our sales through systems integrators typically involve the use of our products as components of a larger solution being implemented by the systems integrator. In these instances, the purchase and sale of our product is dependent on the systems integrator, who typically controls the timing, prioritization and implementation of the project. Project delays, changes in priority or solution re-design decisions by the systems integrator can adversely affect our product sales. If we fail to maintain relationships with our distribution, channel and systems integrator partners; fail to develop new relationships with other partners in new markets; fail to manage, train or provide incentives to our existing partners effectively or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results could suffer. Moreover, if we do not have adequate personnel, experience and resource to manage the relationships with our partners and to fulfill our responsibilities under such arrangements, any shortcomings could have a material adverse impact on our business and consolidated financial statements.

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

While we continue to transform our company from a media gateway trunking business to an SBC business, our current revenues still depend upon the commercial success of our TDM-to-IP and our all-IP voice infrastructure products and solutions, and we believe this will remain true for the foreseeable future. Product revenue from sales of our trunking and communications applications products was $85.7 million for the year ended December 31, 2012, $116.5 million for the year ended December 31, 2011 and $122.2 million for the year ended December 31, 2010, which represented decreases of 26.4% in fiscal 2012 compared to fiscal 2011 and 4.7% in fiscal 2011 compared to fiscal 2010. If the market for these products continues to significantly decline and if our SBC sales to not accelerate as quickly as we forecast, our operating results could suffer.

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

In August 2012, we announced that we were implementing a restructuring initiative to streamline operations and reduce our operating costs. To date, this restructuring plan has resulted in a workforce reduction of approximately 169 people worldwide. In connection with this action, we recorded restructuring expense of $9.6 million to date, comprised of $4.2 million for the consolidation of certain facilities, $5.1 million for severance and related costs and $0.3 million for the write-off of assets associated with the headcount reduction and facilities consolidations. During fiscal 2010 and 2009, we had a number of restructuring activities, including office closings and lay-offs. These restructurings and any future restructurings, should it become necessary for us to continue to restructure our business due to worldwide market conditions or other factors that reduce the demand for our products and services, could adversely affect our ability to execute our business strategy in a number of ways, including through:

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

At our 2013 annual meeting of stockholders, we will request that the stockholders as of the record date approve an amendment to our 2007 Plan to increase the maximum number of shares of the Company's common stock issuable under the 2007 Plan by 21 million, from 34,902,701 to 55,902,701. Since our stockholders last approved amendments to the 2007 Plan in 2010, we have granted options to purchase our common stock and shares of restricted stock aggregating 7,494,627 shares under the plan in 2012, representing approximately 2.67% of our then outstanding common stock; options to purchase our common stock and shares of restricted stock aggregating 7,761,330 shares under the plan in 2011, representing approximately 2.78% of our then outstanding common stock; and options to purchase our common stock and shares of restricted stock aggregating 6,081,600 shares under the plan in 2010, representing approximately 2.19% of our then outstanding common stock. These options and shares of restricted stock were issued as a result of substantial change in our management as well as our normal hiring and retention needs. The number of shares subject to options granted in 2010, 2011 and 2012 was due to our continued need to attract and retain executives in connection with the reconstitution of our management team during the past three years. Specifically, in 2010, we hired a new Chief Executive Officer; in 2011, we hired a new Chief Financial Officer, a new Senior Vice President of Worldwide Sales, a new Vice President of Business Development, along with other key officers and employees; and in 2012, we hired a new Vice President of Human Resources. As of April 1, 2013,there were 2,174,248 shares available for future issuance pursuant to future awards under the 2007 Plan.

We expect that the number of shares available for grant under our stock incentive plans will be insufficient for our needs in the near future and it is not certain that our stockholders will approve an increase in the number of shares that we are authorized to issue under such plans. If our stockholders do not approve the amendment to the 2007, Plan, as suggested, the limited number of shares available for use as equity incentives to employees may make it more difficult for us to attract, retain and motivate key personnel.

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

While we currently work with three contract manufacturers, we primarily rely upon one large global manufacturer to assemble our products according to our specifications and to fulfill orders on a timely basis. Reliance on a third-party manufacturer involves a number of risks, including a lack of control over the manufacturing process, inventory management and the potential absence or unavailability of adequate capacity. We do not have the internal manufacturing capabilities to meet our customers'

demands. Any difficulties or failures to perform by our contract manufacturers could cause delays in customer product shipments or otherwise negatively affect our results of operations.

In the past three months, we have switched from five contract manufacturers to three contract manufacturers without any supply disruption. Additionally, we had switched from one single-source manufacturer to another in 2009 as well as in 2011 without any supply disruptions during either of these transitions. However, any future changes to or consolidations of our current contract manufacturers could lead to material shortages or delays in the supply of our products. In the event we elect to continue to consolidate and/or change any of our manufacturers, qualifying a new contract manufacturer to commence commercial scale production or consolidating to a reduced number of contract manufacturers are expensive and time-consuming activities and could result in a significant interruption in the supply of our products. If a change in contract manufacturers results in delays in our fulfillment of customer orders or if a contract manufacturer fails to make timely delivery of orders, we may lose revenues and suffer damage to our customer relationships.

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

Until recently, a majority of NET's government sales has involved the Promina product, for which sales have declined substantially in recent periods. While governmental agencies have purchased and are evaluating some of our new products for broader deployment, this new line of business may not develop quickly or be sufficient to offset future declines in sales of the Promina product. Spending by government customers fluctuates based on budget allocations and the timely passage of the annual federal budget. An impasse in federal government budget decisions could lead to substantial delays or reductions in federal spending. During 2011, the U.S. federal government was unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011 (the “Budget Act”). The sequestration began on March 1, 2013 as a result of budget cuts enacted by the Budget Act, including automatic reductions in both defense and discretionary spending. These automatic budget cuts could cause a substantial reduction in revenues from our federal government customers.

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

The telecommunications industry has experienced consolidation, including the recent acquisition of Acme Packet, Inc. and the pending acquisition of Tekelec, both by Oracle, Inc., and we expect this trend to continue. Consolidation among our customers may cause delays or reductions in capital expenditure plans and/or increased competitive pricing pressures as the number of available customers declines and the relative purchasing power of customers increases in relation to suppliers. Any of these factors could adversely affect our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We have not announced any current plans or programs to repurchase shares of our common stock. However, upon vesting of restricted stock awards, our employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. The following table summarizes repurchases of our common stock during the first quarter of fiscal 2013, which represent shares returned to satisfy tax withholding obligations:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2013 to January 25, 2013	1,790	$2.23	—	—
January 26, 2013 to February 22, 2013	116,872	$2.76	—	—
February 23, 2013 to March 29, 2013	2,665	$2.46	—	—
Total	121,327	$2.74	—	—

Item 6.    Exhibits

Exhibit No.		Description
10.1	+
Amendment to Employment Agreement between Sonus Networks, Inc. and Raymond P. Dolan, accepted February 15, 2013 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed February 19, 2013 with the SEC).

10.2	+
Amendment to Employment Agreement between Sonus Networks, Inc. and Maurice Castonguay, accepted February 15, 2013 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed February 19, 2013 with the SEC).

10.3	+
Amendment to Employment Agreement between Sonus Networks, Inc. and Todd Abbott, accepted February 15, 2013 (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K, filed February 19, 2013 with the SEC).

10.4	+
Amendment to Executive Severance and Arbitration between Sonus Networks, Inc. and Matthew Dillon, accepted February 15, 2013 (incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K, filed February 19, 2013 with the SEC).

10.5	+	Senior Management Cash Incentive Plan, as amended on March 28, 2013 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed April 1, 2013 with the SEC).
10.6	+
Amendment to Employment Agreement between Sonus Networks, Inc. and Raymond P. Dolan, accepted March 28, 2013 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed April 1, 2013 with the SEC).

10.7	+
Amendment to Employment Agreement between Sonus Networks, Inc. and Maurice Castonguay, accepted March 28, 2013 (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K, filed April 1, 2013 with the SEC).

10.8	+
Amendment to Employment Agreement between Sonus Networks, Inc. and Todd Abbott, accepted March 28, 2013 (incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K, filed April 1, 2013 with the SEC).

10.9	+
Amendment to Executive Severance and Arbitration Agreement between Sonus Networks, Inc. and Matthew Dillon, accepted March 28, 2013 (incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K, filed April 1, 2013 with the SEC).

10.10	*+	Employment Agreement between Sonus Networks, Inc. and Anthony Scarfo, accepted August 25, 2011.
10.11	*+	Amendment to Employment Agreement between Sonus Networks, Inc. and Anthony Scarfo, accepted February 15, 2013.
10.12	*+	Amendment to Employment Agreement between Sonus Networks, Inc. and Anthony Scarfo, accepted March 28, 2013.
31.1	*	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Label Linkbase
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

_______________________________________

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

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

Date: May 2, 2013	SONUS NETWORKS, INC.

By:	/s/ Maurice L. Castonguay
Maurice L. Castonguay Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
10.1	+
Amendment to Employment Agreement between Sonus Networks, Inc. and Raymond P. Dolan, accepted February 15, 2013 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed February 19, 2013 with the SEC).

10.2	+
Amendment to Employment Agreement between Sonus Networks, Inc. and Maurice Castonguay, accepted February 15, 2013 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed February 19, 2013 with the SEC).

10.3	+
Amendment to Employment Agreement between Sonus Networks, Inc. and Todd Abbott, accepted February 15, 2013 (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K, filed February 19, 2013 with the SEC).

10.4	+
Amendment to Executive Severance and Arbitration between Sonus Networks, Inc. and Matthew Dillon, accepted February 15, 2013 (incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K, filed February 19, 2013 with the SEC).

10.5	+	Senior Management Cash Incentive Plan, as amended on March 28, 2013 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed April 1, 2013 with the SEC).
10.6	+
Amendment to Employment Agreement between Sonus Networks, Inc. and Raymond P. Dolan, accepted March 28, 2013 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed April 1, 2013 with the SEC).

10.7	+
Amendment to Employment Agreement between Sonus Networks, Inc. and Maurice Castonguay, accepted March 28, 2013 (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K, filed April 1, 2013 with the SEC).

10.8	+
Amendment to Employment Agreement between Sonus Networks, Inc. and Todd Abbott, accepted March 28, 2013 (incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K, filed April 1, 2013 with the SEC).

10.9	+
Amendment to Executive Severance and Arbitration Agreement between Sonus Networks, Inc. and Matthew Dillon, accepted March 28, 2013 (incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K, filed April 1, 2013 with the SEC).

10.10	*+	Employment Agreement between Sonus Networks, Inc. and Anthony Scarfo, accepted August 25, 2011.
10.11	*+	Amendment to Employment Agreement between Sonus Networks, Inc. and Anthony Scarfo, accepted February 15, 2013.
10.12	*+	Amendment to Employment Agreement between Sonus Networks, Inc. and Anthony Scarfo, accepted March 28, 2013.
31.1	*	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase
101.LAB	**	XBRL Taxonomy Extension Label Linkbase
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase

_______________________________________

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 17 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.