Form 10-Q
period 2013-06-28
SONUS NETWORKS INC
filed 2013-07-31
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2013
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

As of July 18, 2013, there were 282,836,611 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED JUNE 28, 2013

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
SONUS NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 28, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$82,678	$88,004
Marketable securities	132,338	161,905
Accounts receivable, net of allowance for doubtful accounts of $341 at June 28, 2013 and $0 at December 31, 2012	39,422	68,728
Inventory	23,599	25,614
Deferred income taxes	635	686
Other current assets	14,779	15,401
Total current assets	293,451	360,338
Property and equipment, net	20,155	23,767
Intangible assets, net	12,264	15,237
Goodwill	33,498	33,498
Investments	89,020	29,698
Deferred income taxes	953	1,011
Other assets	7,988	7,191
	$457,329	$470,740
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,578	$10,643
Accrued expenses	25,360	26,212
Current portion of deferred revenue	39,905	37,094
Current portion of long-term liabilities	610	763
Total current liabilities	71,453	74,712
Deferred revenue	11,474	11,647
Deferred income taxes	616	249
Convertible subordinated note	2,380	2,380
Other long-term liabilities	5,152	5,706
Total liabilities	91,075	94,694
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value per share; 600,000,000 shares authorized; 282,803,260 shares issued and outstanding at June 28, 2013; 280,963,298 shares issued and outstanding at December 31, 2012	283	281
Additional paid-in capital	1,330,936	1,321,385
Accumulated deficit	(970,991)	(952,373)
Accumulated other comprehensive income	6,026	6,753
Total stockholders' equity	366,254	376,046
	$457,329	$470,740

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Revenue:
Product	$42,939	$32,586	$80,735	$73,997
Service	26,254	25,024	51,746	47,952
Total revenue	69,193	57,610	132,481	121,949
Cost of revenue:
Product	13,534	11,027	27,429	20,220
Service	11,651	13,788	23,242	27,180
Total cost of revenue	25,185	24,815	50,671	47,400
Gross profit	44,008	32,795	81,810	74,549
Operating expenses:
Research and development	18,019	17,095	35,520	35,482
Sales and marketing	19,191	18,141	40,305	38,726
General and administrative	9,733	8,384	20,443	17,363
Acquisition-related	—	967	—	967
Restructuring	1,698	—	3,647	—
Total operating expenses	48,641	44,587	99,915	92,538
Loss from operations	(4,633)	(11,792)	(18,105)	(17,989)
Interest income, net	90	222	228	437
Other income, net	3	—	3	—
Loss before income taxes	(4,540)	(11,570)	(17,874)	(17,552)
Income tax provision	(330)	(155)	(744)	(611)
Net loss	$(4,870)	$(11,725)	$(18,618)	$(18,163)
Loss per share
Basic	$(0.02)	$(0.04)	$(0.07)	$(0.06)
Diluted	$(0.02)	$(0.04)	$(0.07)	$(0.06)
Shares used to compute loss per share:
Basic	282,389	279,926	281,973	279,708
Diluted	282,389	279,926	281,973	279,708

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)

(unaudited)

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net loss	$(4,870)	$(11,725)	$(18,618)	$(18,163)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(129)	306	(455)	(195)
Unrealized loss on available-for sale marketable securities, net of tax	(189)	(58)	(272)	(103)
Other comprehensive income (loss), net of tax	(318)	248	(727)	(298)
Comprehensive loss, net of tax	$(5,188)	$(11,477)	$(19,345)	$(18,461)

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 28, 2013	June 29, 2012
Cash flows from operating activities:
Net loss	$(18,618)	$(18,163)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation and amortization of property and equipment	6,743	5,778
Amortization of intangible assets	2,373	200
Impairment of intangible assets	600	—
Stock-based compensation	8,764	4,140
Loss on disposal of property and equipment	21	—
Deferred income taxes	367	—
Changes in operating assets and liabilities:
Accounts receivable	28,733	11,739
Inventory	1,958	(3,390)
Other operating assets	2,402	(8,222)
Accounts payable	(5,291)	(2,011)
Accrued expenses and other long-term liabilities	(1,932)	(1,967)
Deferred revenue	2,809	(3,010)
Net cash provided by (used in) operating activities	28,929	(14,906)
Cash flows from investing activities:
Purchases of property and equipment	(3,032)	(4,380)
Purchases of marketable securities	(180,306)	(128,931)
Maturities of marketable securities	147,944	148,045
Net cash (used in) provided by investing activities	(35,394)	14,734
Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	865	993
Proceeds from exercise of stock options	1,337	68
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(418)	(134)
Principal payments of capital lease obligations	(62)	(51)
Net cash provided by financing activities	1,722	876
Effect of exchange rate changes on cash and cash equivalents	(583)	(43)
Net (decrease) increase in cash and cash equivalents	(5,326)	661
Cash and cash equivalents, beginning of year	88,004	105,451
Cash and cash equivalents, end of period	$82,678	$106,112
Supplemental disclosure of cash flow information:
Interest paid	$48	$11
Income taxes paid	$806	$1,517
Income tax refunds received	$110	$42
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$450	$1,813
Property and equipment acquired under capital lease	$—	$40

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
Interim results are not necessarily indicative of results for a full year or any future interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2012 ("Annual Report") filed with the SEC on March 6, 2013.
On August 24, 2012, the Company completed the acquisition of Network Equipment Technologies, Inc. (“NET”). The financial results of NET are included in the Company's condensed consolidated financial statements for the three and six months ended June 28, 2013.
The Company reported acquisition-related expenses of approximately $967,000 as a component of general and administrative expenses in its Quarterly Report on Form 10-Q for the quarter ended June 29, 2012. The Company is now separately reporting this amount as acquisition-related expenses in the condensed statements of operations included herein.
Significant Accounting Policies
The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report. There were no material changes to the significant accounting policies during the three or six months ended June 28, 2013.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Sonus and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates and Judgments
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these consolidated financial statements include accounting for business combinations, revenue recognition for multiple element arrangements, inventory valuations, assumptions used to determine the

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

fair value of stock-based compensation, intangible assets and goodwill valuations, including impairments, legal contingencies and recoverability of Sonus' net deferred tax assets and the related valuation allowances. Sonus regularly assesses these estimates and records changes in estimates in the period in which they become known. Sonus bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.
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
Recent Accounting Pronouncements
On July 18, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of a Liability for an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists ("ASU 2013-11"), which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss ("NOL") carryforward, a similar tax loss or a tax credit carryforward exists. The FASB's objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current GAAP. ASU 2013-11 requires that an entity present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss or a tax credit unless certain conditions exist. ASU 2013-11 is effective for the Company beginning January 1, 2014. The Company does not expect the adoption of ASU 2013-11 to have an impact on its consolidated financial statements, as the Company currently applies the methodology prescribed by ASU 2013-11.

On March 4, 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"), which indicates that the entire amount of a cumulative translation adjustment ("CTA") related to an entity's investment in a foreign entity should be released when there has been either: (a) a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity; (b) the loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated); or (c) the step acquisition of a foreign entity (i.e., when the accounting for an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity). ASU 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. ASU 2013-05 is effective for the Company beginning January 1, 2014, although early adoption is permitted. The Company does not expect the adoption of ASU 2013-05 to have a material impact on its consolidated financial statements.

On February 5, 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which requires entities to disclose changes in accumulated other comprehensive income balances by component (i.e., unrealized gains or losses on available-for-sale securities or foreign-currency items) and significant items reclassified out of accumulated other comprehensive income by component either on the face of the income statement or as a separate footnote to the financial statements. ASU 2013-02 does not change the current requirements for interim financial statement reporting of comprehensive income. ASU 2013-02 became effective for the Company on January 1, 2013. The Company does not have significant items reclassified out of accumulated other comprehensive income and accordingly, the adoption of ASU 2013-02 did not impact the Company's condensed consolidated financial statements.

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

As of June 28, 2013, the valuation of acquired assets, identifiable intangible assets, uncertain tax liabilities and certain accrued liabilities remains preliminary. The Company is in the process of finalizing its valuation, which it will complete in the third quarter of fiscal 2013. Based on new information gathered about facts and circumstances that existed as of the NET Acquisition Date related to the valuation of certain acquired assets and assumed liabilities, the Company updated its preliminary valuations of assets acquired and liabilities assumed as of June 28, 2013. The Company recorded retrospective adjustments as of December 31, 2012 which resulted in a net decrease to goodwill of $0.3 million, a net decrease to other current assets of $0.2 million and a net decrease to current liabilities of $0.5 million in the table below. The adjustments have been retrospectively applied to the December 31, 2012 balance sheet; however, these adjustments had no impact on the statement of operations or the statement of cash flows.

During the three months ended June 28, 2013, the Company made an election under Section 338(g) of the Internal Revenue Code to have the NET transaction treated as an asset acquisition (i.e., a taxable transaction) with the goodwill being deductible for tax purposes over 15 years.

A summary of the preliminary allocation of the purchase consideration for NET is as follows (in thousands):

Fair value of consideration transferred:
Cash, net of cash acquired	$35,508
Fair value of equity awards assumed	892
Fair value of total consideration	$36,400
Fair value of assets acquired and liabilities assumed:
Marketable securities	$5,359
Deferred income taxes	681
Other current assets	12,269
Property and equipment	4,694
Noncurrent investments	10,167
Intangible assets	16,810
Goodwill	28,436
Other noncurrent assets	1,843
Current liabilities	(9,350)
Debt	(34,208)
Other long-term liabilities	(301)
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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Pro Forma Results

The following unaudited pro forma information presents the condensed combined results of operations of the Company and NET for the three and six months ended June 29, 2012 as if the acquisition of NET had been completed on January 1, 2011 with adjustments to give effect to pro forma events that are directly attributable to the acquisition. These pro forma adjustments include a reduction to historical NET revenue for the fair value adjustment related to acquired deferred revenue, an increase in amortization expense for the acquired identifiable intangible assets and decreases in historical NET interest expense and the Company's historical interest income reflecting the extinguishment of certain of NET's debt as a result of the acquisition.

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

	Three months ended	Six months ended
	June 29, 2012	June 29, 2012
Revenue	$68,995	$144,509
Net loss	$(18,006)	$(35,269)
Loss per share	$(0.06)	$(0.13)

Acquisition-Related Expenses

Acquisition-related expenses include those expenses related to the acquisition that would otherwise not have been incurred by the Company. For both the three and six months ended June 29, 2012, the Company recorded $1.0 million of acquisition-related expenses, comprised of professional and services fees, such as legal, audit and consulting fees. The Company did not record any acquisition-related expenses in either the three or six months ended June 28, 2013.

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
The calculations of shares used to compute basic and diluted loss per share are as follows (in thousands):

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Weighted average shares outstanding—basic	282,389	279,926	281,973	279,708
Potential dilutive common shares	—	—	—	—
Weighted average shares outstanding—diluted	282,389	279,926	281,973	279,708

Options to purchase the Company's common stock and unvested shares of restricted stock aggregating 36.0 million shares for the three and six months ended June 28, 2013 and 27.6 million shares for the three and six months ended June 29, 2012 have not been included in the computation of diluted loss per share because their effect would have been antidilutive.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(4) CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS
The Company invests in debt and equity instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.
During the six months ended June 28, 2013 and June 29, 2012, the Company did not sell any of its available-for-sale securities and accordingly, no such gains or losses were realized.
Marketable securities and investments with continuous unrealized losses for one year or greater at June 28, 2013 were nominal. Since the Company does not intend to sell these securities and does not believe it will be required to sell any securities before they recover in value, it does not believe these declines are other-than-temporary.
On a quarterly basis, the Company reviews its marketable securities and investments to determine if there have been any events that could create a credit impairment. The increase in unrealized losses in the current year period primarily relates to the recent increase in interest rates. However, since the Company's entire investment portfolio has investment grade ratings with no indication of credit loss, the Company believes it will recover the entire amortized cost basis of these securities and does not believe these unrealized losses are other-than-temporary. Accordingly, the Company does not believe that any impairment existed with its current holdings at June 28, 2013.
The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt and equity securities and investments at June 28, 2013 and December 31, 2012 were comprised of the following (in thousands):

	June 28, 2013
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$29,346	$—	$—	$29,346

Marketable securities
U.S. government agency notes	$42,240	$19	$(2)	$42,257
Corporate debt securities	60,342	16	(61)	60,297
Commercial paper	23,230	4	(3)	23,231
Certificates of deposit	6,550	3	—	6,553
	$132,362	$42	$(66)	$132,338
Investments
U.S. government agency notes	$32,930	$2	$(31)	$32,901
Foreign government notes	1,250	—	(1)	1,249
Corporate debt securities	53,984	4	(119)	53,869
Certificates of deposit	1,000	1	—	1,001
	$89,164	$7	$(151)	$89,020

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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
The following table shows the fair value of the Company's financial assets at June 28, 2013 and December 31, 2012. These financial assets are comprised of the Company's available-for-sale debt and equity securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the consolidated balance sheets (in thousands):

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

		Fair value measurements at June 28, 2013 using:
	Total carrying value at June 28, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$29,346	$27,160	$2,186	$—

Marketable securities
U.S. government agency notes	$42,257	$—	$42,257	$—
Corporate debt securities	60,297	—	60,297	—
Commercial paper	23,231	—	23,231	—
Certificates of deposit	6,553	—	6,553	—
	$132,338	$—	$132,338	$—
Investments
U.S. government agency notes	$32,901	$—	$32,901	$—
Foreign government notes	1,249	—	1,249	—
Corporate debt securities	53,869	—	53,869	—
Certificates of deposit	1,001	—	1,001	—
	$89,020	$—	$89,020	$—

		Fair value measurements at December 31, 2012 using:
	Total carrying value at December 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$69,389	$68,389	$1,000	$—

Marketable securities
U.S. government agency notes	$53,668	$—	$53,668	$—
Foreign government notes	2,001	—	2,001	—
Corporate debt securities	84,076	—	84,076	—
Commercial paper	7,497	—	7,497	—
Certificates of deposit	14,663	—	14,663	—
	$161,905	$—	$161,905	$—
Investments
U.S. government agency notes	$19,378	$—	$19,378	$—
Corporate debt securities	10,320	—	10,320	—
	$29,698	$—	$29,698	$—

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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(5) INVENTORY
Inventory consists of the following (in thousands):

	June 28, 2013	December 31, 2012
On-hand final assemblies and finished goods inventories	$19,819	$22,009
Deferred cost of goods sold	5,847	5,704
	25,666	27,713
Less current portion	(23,599)	(25,614)
Noncurrent portion (included in Other assets)	$2,067	$2,099

(6) INTANGIBLE ASSETS AND GOODWILL
The Company's intangible assets at June 28, 2013 and December 31, 2012 consist of the following (in thousands):

June 28, 2013	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Intellectual property	5.00	$999	$999	$—
Developed technology	5.03	9,080	1,729	7,351
Customer relationships	5.30	6,140	1,754	4,386
Order backlog	0.33	860	860	—
Internal use software	3.00	730	203	527
	4.35	$17,809	$5,545	$12,264

December 31, 2012	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Intellectual property	5.00	$2,999	$2,199	$800
Developed technology	5.03	9,080	730	8,350
Customer relationships	5.30	6,140	702	5,438
Order backlog	0.33	860	860	—
Internal use software	3.00	730	81	649
	4.35	$19,809	$4,572	$15,237

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Amortization expense for intangible assets for the three and six months ended June 28, 2013 and June 29, 2012 was as follows (in thousands):

	Three months ended		Six months ended		Statement of operations classification
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Intellectual property	$100	$100	$200	$200	Research and development
Developed technology	499	—	999	—	Cost of revenue - product
Customer relationships	526	—	1,052	—	Sales and marketing
Internal use software	61	—	122	—	Cost of revenue - product
	$1,186	$100	$2,373	$200

In connection with the preparation of its financial statements for the second quarter of fiscal 2013, the Company reviewed its intangible assets and other long-lived assets for impairment indicators. The Company determined that a triggering event had occurred relative to one of its intellectual property intangible assets that had been acquired during fiscal 2010. During the three months ended June 28, 2013, the Company discontinued its development of this technology and determined that there were no alternative uses of the technology within either its existing or future product lines. Additionally, based on the age and resulting obsolescence of such technology, the Company concluded that the fair value was nominal based on a discounted cash flow model. As a result, the Company recorded an impairment charge of $0.6 million in the three months ended June 28, 2013 to write down the carrying value of the asset to zero. This expense is included as a component of Research and development expense in the Company's condensed consolidated statements of operations for both the three and six months ended June 28, 2013. The nonrecurring fair value measurement of the impairment of the intellectual property was categorized in Level 3 of the fair value hierarchy.
Estimated future amortization expense for the Company's intangible assets at June 28, 2013 is as follows (in thousands):

Years ending December 31,
Remainder of 2013	$2,174
2014	3,234
2015	2,367
2016	1,934
2017	1,901
Thereafter	654
$12,264

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. Other than the purchase price adjustments discussed in Note 2 and retrospectively recorded as of December 31, 2012, there were no changes to the carrying value of the Company's goodwill in the three and six months ended June 28, 2013. There were no changes to the carrying value of the Company's goodwill in the three and six months ended June 29, 2012.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(7) ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	June 28, 2013	December 31, 2012
Employee compensation and related costs	$14,469	$15,799
Other	10,891	10,413
	$25,360	$26,212

(8) RESTRUCTURING ACCRUAL
On August 7, 2012, the Company announced that it had committed to a restructuring initiative to streamline operations and reduce operating costs by closing and consolidating certain facilities and reducing its worldwide workforce. In connection with this initiative, the Company recorded $3.6 million of restructuring expense in the six months ended June 28, 2013, comprised of $3.3 million for severance and related costs in connection with reducing the Company's workforce and $0.3 million related to facilities. The $1.7 million of restructuring expense recorded in the three months ended June 28, 2013 was comprised of $1.4 million for severance and related costs and $0.3 million related facility costs. The $1.9 million of expense recorded in the three months ended March 29, 2013 was primarily for severance and related costs. The Company had recorded $7.7 million of restructuring expense in the year ended December 31, 2012, of which $5.2 million remained accrued at December 31, 2012.

The table below summarizes the restructuring accrual activity for the six months ended June 28, 2013 (in thousands):

	Balance at January 1, 2013	Initiatives charged to expense	Cash payments	Balance at June 28, 2013
Severance	$1,135	$3,338	$(2,032)	$2,441
Facilities	4,100	309	(807)	3,602
	$5,235	$3,647	$(2,839)	$6,043

The Company expects to complete the payments related to severance in the fourth quarter of fiscal 2014 and the payments related to facilities in fiscal 2016. The portion of restructuring payments due more than one year from the balance sheet date is included in Other long-term liabilities in the Company's condensed consolidated balance sheets. The long-term portions of accrued restructuring were $2.5 million at June 28, 2013 and $2.7 million at December 31, 2012. The Company expects to record restructuring expense of approximately $1.5 million in the third quarter of fiscal 2013.

(9) DEBT

The Company has determined that the estimated fair value of its $2.4 million of aggregate principal amount of outstanding debt due in 2014 equaled its carrying value at both June 28, 2013 and December 31, 2012. Although the debt can be publicly traded, there have been no trading transactions since 2010 and accordingly, the Company has categorized it in Level 2 within the fair value hierarchy.

(10) STOCKHOLDER RIGHTS PLAN
On June 21, 2013, the Company entered into an amendment to its stockholder rights agreement, as amended (the "Rights Plan"), to extend the expiration date of the rights in such Rights Plan from June 26, 2013 to June 26, 2015. The amendment

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

was not in response to any acquisition proposal and no other amendments were made to the Rights Plan. The Rights Plan was originally adopted on June 26, 2008 and subsequently extended to June 26, 2013 on June 10, 2011.

Under the Rights Plan, preferred stock purchase rights (the "Rights") were distributed as a dividend at the rate of one Right per share of common stock held by stockholders of record as of the close of business on July 7, 2008. Each Right entitles the stockholder to purchase from the Company a unit consisting of one one-thousandth of a share (a "Unit") of preferred stock at a purchase price of $25.00, subject to adjustment.

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

(11) STOCK-BASED COMPENSATION PLANS
The Company's 2007 Stock Incentive Plan, as amended, (the "2007 Plan"), provides for the award of options to purchase the Company's common stock ("stock options"), stock appreciation rights ("SARs"), restricted common stock ("restricted stock"), performance-based awards, restricted stock units ("RSUs") and other stock-based awards to employees, officers, directors (including those directors who are not employees or officers of the Company), consultants and advisors of the Company and its subsidiaries. At its June 12, 2013 annual meeting of stockholders, the Company's stockholders approved an amendment to the 2007 Plan, which increased the number of shares available for future grant by 21 million shares.
The Company's 2008 Stock Incentive Plan (the "2008 Plan") provides for the award of stock options, SARs, restricted stock, performance-based awards and RSUs to former employees of NET who subsequently became employees of Sonus and Sonus employees hired subsequent to the NET Acquisition Date.

In March 2013, 21 executives of the Company, including Raymond P. Dolan, the Company's President and Chief Executive Officer ("Mr. Dolan"), elected to receive bonuses with respect to fiscal 2013 (collectively, the "2013 Bonus"), if any are earned, in the form of shares of the Company's common stock (collectively, the "2013 Bonus Shares"). The 2013 Bonus Shares, if any are granted, will be granted on a date concurrent with the timing of normal 2013 bonus payouts and will be fully vested as of the date of grant, with the number of 2013 Bonus Shares calculated by dividing amounts equal to 1.5 times the respective 2013 Bonus amounts earned, as determined by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") by the closing price of the Company's common stock on the date of grant. The Company is recording stock-based compensation expense for the 2013 Bonus Shares commensurate with the expected achievement level represented by the Company's accrual for its company-wide cash bonus program, as the performance metrics for each are consistent. Because no shares have been granted in connection with the 2013 Bonus, there are no shares related to the 2013 Bonus reported in the restricted stock grant table below.

On February 15, 2013, Mr. Dolan elected to accept restricted shares of the Company's common stock in lieu of his base salary for the period from January 1, 2013 through December 31, 2013. Mr. Dolan had previously not received any salary payments from the Company for this period. On February 15, 2013, the Company granted Mr. Dolan 183,824 shares of restricted common stock (the "Salary Shares") having a total grant date fair value of $500,000, equal to Mr. Dolan's base salary for the year ending December 31, 2013. The number of shares was calculated by dividing Mr. Dolan's base salary for the year by $2.72, the closing price of the Company's common stock on the date of grant. The Salary Shares will vest on December 31, 2013. If Mr. Dolan's employment is terminated by Mr. Dolan with Good Reason (as defined in his employment agreement, as amended) or his employment is terminated by the Company without Cause (as defined in his employment agreement, as amended) before December 31, 2013, a pro rata portion of the Salary Shares will vest on the date of such termination. If Mr. Dolan terminates his employment without Good Reason or his employment is terminated by the Company for Cause before December 31, 2013, he will forfeit the Salary Shares. The Company is recording stock-based compensation expense related to the Salary Shares ratably for the period of January 1, 2013 through December 31, 2013. The Salary Shares are included in the

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

amount reported as "Granted" in the restricted stock grant table below.

On February 14, 2013, the Compensation Committee determined that eight executives of the Company, excluding Mr. Dolan, would receive their bonuses with respect to fiscal 2012 in the form of restricted shares of the Company's common stock equal to 100% of their respective target bonus amounts for fiscal 2012 (collectively, the "Executive Bonus Shares"). The number of shares granted to each executive was calculated by dividing his/her target bonus amount by the closing price of the Company's common stock on February 15, 2013, the date of grant. The Executive Bonus Shares will vest 50% on August 15, 2013 and 50% on February 15, 2014, contingent upon each such executive's continued employment with the Company on each vesting date. The Company had accrued for the cash payment of bonuses at the expected company-wide cash payout percentage amount at December 31, 2012; which amounts were less than the target bonus amounts for each individual. The Company is recording the unamortized expense related to the Executive Bonus Shares as stock-based compensation expense through February 15, 2014. These shares are reported as "Granted" in the restricted stock grant table below.

On August 7, 2012, Mr. Dolan elected to receive his fiscal year 2012 bonus, if earned, in the form of restricted shares of the Company's common stock (the “Dolan Bonus Shares”). On August 10, 2012, the Company granted Mr. Dolan 421,348 Dolan Bonus Shares, which equaled Mr. Dolan's potential 2012 bonus at the maximum level of achievement (150% of Mr. Dolan's annual base salary), divided by $1.78, the closing price of the Company's common stock on the date of grant. During fiscal 2012, the Company recorded stock-based compensation expense for the Dolan Bonus Shares commensurate with the expected achievement level represented by the Company's accrual for its company-wide cash bonus program, as the performance metrics for each were consistent. The Dolan Bonus Shares represented the performance-based stock award shares reported as “Outstanding at January 1, 2013” in the performance-based stock awards table below. On February 14, 2013, the Compensation Committee determined that Mr. Dolan had earned 280,899 Dolan Bonus Shares, of which 50% will vest on August 15, 2013 and the remaining 50% will vest on February 15, 2014, subject to Mr. Dolan's continued employment with the Company on each vesting date. The Company is recording the unamortized expense related to the Dolan Bonus Shares, including incremental expense arising from the modification of this award, through February 15, 2014. Mr. Dolan forfeited the remaining 140,449 Dolan Bonus Shares on February 14, 2013, and these shares are reported as "Forfeited" in the performance-based stock awards table below.

Certain members of the Company's Board of Directors elected to receive their annual cash retainer in shares of the Company's common stock in lieu of cash payments. Accordingly, the Company granted approximately 73,000 shares in the aggregate under the 2007 Plan to such members of the Board of Directors, of which approximately 40,000 shares were granted in the three months ended March 29, 2013 and approximately 33,000 shares were granted in the three months ended June 28, 2013. All such shares vested immediately. The shares are reported as both "Granted" and "Vested" in the restricted stock grants table below.
Stock Options
The activity related to the Company's outstanding stock options during the six months ended June 28, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	25,116,398	$3.46
Granted	12,636,378	$2.91
Exercised	(770,669)	$1.76
Forfeited	(607,065)	$2.56
Expired	(1,900,640)	$4.69
Outstanding at June 28, 2013	34,474,402	$3.25	7.48	$10,288
Vested or expected to vest at June 28, 2013	31,152,970	$3.29	7.28	$9,187
Exercisable at June 28, 2013	13,860,166	$3.96	4.95	$3,196

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The grant date fair values of options to purchase common stock granted in the three and six months ended June 28, 2013 were estimated using the Black-Scholes valuation model with the following assumptions:

	Three months ended	Six months ended
	June 28, 2013	June 28, 2013
Risk-free interest rate	0.87%-1.12%	0.82%-1.12%
Expected dividends	—	—
Weighted average volatility	60.2%	63.4%
Expected life (years)	4.5-6.0	4.5-6.0

Additional information regarding the Company's stock options for the three and six months ended June 28, 2013 is as follows:

	Three months ended	Six months ended
	June 28, 2013	June 28, 2013
Weighted average grant date fair value of stock options granted	$1.62	$1.48
Total intrinsic value of stock options exercised (in thousands)	$383	$787
Cash received from the exercise of stock options (in thousands)	$759	$1,337

Restricted Stock Grants - Restricted Stock Awards and Restricted Stock Units
The Company's outstanding restricted stock grants consist of both restricted stock awards ("RSAs") and RSUs. The activity related to the Company's unvested restricted stock grants for the six months ended June 28, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2013	617,203	$2.45
Granted	1,276,385	$2.79
Vested	(335,296)	$2.47
Forfeited	(4,039)	$1.86
Unvested balance at June 28, 2013	1,554,253	$2.73

The total fair value of restricted stock grant shares that vested during the six months ended June 28, 2013 was $0.8 million.
Performance-Based Stock Awards
The activity related to the Company's performance-based stock awards for the six months ended June 28, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2013	421,348	$1.78
Granted	1,984,500	$2.72
Vested	(469,800)	$2.72
Forfeited	(140,449)	$1.78
Unvested balance at June 28, 2013	1,795,599	$2.57

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

On February 14, 2013, the Compensation Committee took certain actions regarding performance-based stock awards that had been awarded in previous years but for which the grant date criteria had not been met as of December 31, 2012. These actions included determining that a certain number of these performance-based shares would vest as of February 15, 2013 (the “Vested Performance Shares”) and subjecting the remaining performance-based shares (the “Future Performance Shares”) to further performance and service conditions. The performance conditions relate to either a portion of or the full fiscal 2013 year and the service conditions were implemented through vesting schedules individually assigned to each Future Performance Share award that provide for service-based vesting through fiscal 2015. On July 26, 2013, the Compensation Committee determined that the performance conditions related to the Future Performance Shares had been satisfied based on the Company's performance for the six months ended June 28, 2013 and accordingly, all of the Future Performance Shares will vest contingent upon continued employment with the Company on the vesting dates. The Company is recording the unamortized expense related to the Future Performance Shares based on the vesting dates of the respective awards.
Stock-Based Compensation
The condensed consolidated statements of operations include stock-based compensation for the three and six months ended June 28, 2013 and June 29, 2012 as follows (in thousands):

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Product cost of revenue	$30	$36	$82	$89
Service cost of revenue	252	209	462	384
Research and development	820	633	1,499	1,249
Sales and marketing	1,219	491	2,318	958
General and administrative	2,219	654	4,403	1,460
	$4,540	$2,023	$8,764	$4,140
There is no income tax benefit for employee stock-based compensation expense for the three and six months ended June 28, 2013 or June 29, 2012 due to the valuation allowance recorded.
At June 28, 2013, there was $30.0 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards. This expense is expected to be recognized over a weighted average period of approximately three years.

(12) MAJOR CUSTOMERS
The following customers each contributed 10% or more of the Company's revenue in at least one of the three month periods ended June 28, 2013 and June 29, 2012:

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
AT&T Inc.	22%	27%	17%	31%
Verizon	11%	*	10%	*
__________________________________
* Represents less than 10% of revenue
At June 28, 2013, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 25% of the Company's accounts receivable balance. At December 31, 2012, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 25% of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(13) GEOGRAPHIC INFORMATION
The Company's classification of revenue by geographic area is determined by the location to which the product is shipped or where the services are performed. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Three months ended		Six months ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
United States	74%	73%	72%	74%
Europe, Middle East and Africa	11	12	10	9
Japan	10	10	13	13
Other Asia Pacific	4	3	4	2
Other	1	2	1	2
	100%	100%	100%	100%

International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next, and accordingly, historical data may not be indicative of future periods.

(14) INCOME TAXES
The Company's income tax provisions for the six months ended June 28, 2013 and June 29, 2012 reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full year. The estimated effective rates for the six months ended June 28, 2013 and June 29, 2012 do not include any benefit for the Company's domestic losses, as the Company has concluded that a valuation allowance on any domestic benefit is required.
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

(16) SUBSEQUENT EVENTS
On July 29, 2013, the Company announced that Maurice L. Castonguay, the Company's Senior Vice President and Chief Financial Officer ("Mr. Castonguay"), plans to leave the Company. To facilitate an orderly transition of his duties and responsibilities, Mr. Castonguay and the Company entered into a letter agreement on July 26, 2013 under which Mr. Castonguay agreed to remain with the Company through March 31, 2014.

On July 23, 2013, Matthew Dillon indicated to the Company his intention to step down as Senior Vice President, Global Services and Systems Management, effective August 15, 2013.
On July 29, 2013, the Company announced that its Board of Directors has authorized a stock buyback program to repurchase up to $100 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. The Company may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

laws. The buyback program may be suspended or discontinued at any time. The buyback program will be funded using the Company's working capital.

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

Currently, we sell our products principally through a direct sales force into the service provider market in the United States, Europe, Asia-Pacific and the Middle East and through indirect channel partners for the enterprise market. We continue to expand our presence into new geographies and markets through our relationships with regional channel partners. In May 2012, we implemented our indirect sales channel program, which is focused primarily on enterprise customers, to capture a larger percentage of the Session Border Controller (“SBC”) and Unified Communications markets into the enterprise markets.

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

We continue to focus on the key elements of our strategy, which is designed to capitalize on our technology and market lead, and build a premier franchise in multimedia infrastructure solutions. We are currently focusing our major efforts on the following aspects of our business:

•	expanding our solutions to address emerging Unified Communication and IP-based markets, such as SBC, in the enterprise and service provider markets;

•	embracing the principles outlined by 3GPP, 4GPP2 and LTE architectures and delivering the industry's most advanced IMS (IP Multimedia Subsystem)-ready SBC product suite;

•	leveraging our TDM (time division multiplexing)-to-IP gateway technology leadership with service providers to accelerate adoption of SIP-enabled Unified Communication services;

•	expanding and broadening our customer base by targeting the enterprise for SIP and VoIP access solutions;

•	expanding our global sales distribution, marketing and support capabilities;

•	actively contributing to the SIP standards definition and adoption process; and

•	pursuing strategic go to market partnerships and alliances.

On August 24, 2012, we completed the acquisition of Network Equipment Technologies, Inc. (“NET”), a Delaware corporation. The financial results of NET are included in our financial results for the three and six months ended June 28,

2013.

We reported losses from operations of $4.6 million for the three months ended June 28, 2013 and $11.8 million for the three months ended June 29, 2012. We reported losses from operations of $18.1 million for the six months ended June 28, 2013 and $18.0 million for the six months ended June 29, 2012.

We reported net losses of $4.9 million for the three months ended June 28, 2013 and $11.7 million for the three months ended June 29, 2012. We reported net losses of $18.6 million for the six months ended June 28, 2013 and $18.2 million for the six months ended June 29, 2012.
Our revenue was $69.2 million in the three months ended June 28, 2013 and $57.6 million in the three months ended June 29, 2012. Our revenue was $132.5 million in the six months ended June 28, 2013 and $121.9 million in the six months ended June 29, 2012.
Our gross profit was $44.0 million in the three months ended June 28, 2013, $32.8 million in the three months ended June 29, 2012, $81.8 million in the six months ended June 28, 2013 and $74.5 million in the six months ended June 29, 2012. Our gross profit as a percentage of revenue ("total gross margin") was 63.6% in the three months ended June 28, 2013, 56.9% in the three months ended June 29, 2012, 61.8% in the six months ended June 28, 2013 and 61.1% in the six months ended June 29, 2012.
Our operating expenses were $48.6 million in the three months ended June 28, 2013, compared to $44.6 million in the three months ended June 29, 2012. Our operating expenses were $99.9 million in the six months ended June 28, 2013, compared to $92.5 million in the six months ended June 29, 2012. Our operating expenses in the current year periods include restructuring expense of $1.7 million in the three months ended June 28, 2013 and $3.6 million in the six months ended June 28, 2013. Our operating expenses in both the three and six months ended June 29, 2012 include $1.0 million of acquisition-related expenses.
We recorded stock-based compensation expense of $4.5 million in the three months ended June 28, 2013 and $2.0 million in the three months ended June 29, 2012. We recorded stock-based compensation expense of $8.8 million in the six months ended June 28, 2013 and $4.1 million in the six months ended June 29, 2012. The stock-based compensation actions described below increased stock-based compensation expense while reducing cash salary and bonus expenses in the three and six months ended June 28, 2013, and we expect a similar effect throughout the remainder of fiscal 2013.
Lower portfolio yield on our investments, coupled with lower amounts invested in cash equivalents and marketable securities, resulted in lower interest income, which was also a factor in our current year three and six month period losses, as was higher interest expense related to the subordinated notes assumed in connection with the NET acquisition.
See "Results of Operations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these changes in our revenue and expenses.
In August 2012, we announced that we were implementing a restructuring initiative to streamline operations and reduce our operating costs. In connection with this restructuring plan, we recorded $1.7 million in the three months ended June 28, 2013, comprised of $1.4 million for severance and related costs and $0.3 million related to facilities, and $1.9 million in the three months ended March 29, 2013, primarily for severance and related costs.

On July 29, 2013, we announced that Maurice L. Castonguay, our Senior Vice President and Chief Financial Officer ("Mr. Castonguay"), plans to leave the Company. To facilitate an orderly transition of his duties and responsibilities, Mr. Castonguay and the Company entered into a letter agreement on July 26, 2013 under which Mr. Castonguay agreed to remain with the Company through March 31, 2014.

On July 23, 2013, Matthew Dillon indicated to us his intention to step down as Senior Vice President, Global Services and Systems Management, effective August 15, 2013.

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

On February 15, 2013, Mr. Dolan elected to accept restricted shares of our common stock in lieu of his base salary for the period from January 1, 2013 through December 31, 2013. Mr. Dolan had previously not received any salary payments from us for this period. On February 15, 2013, we granted Mr. Dolan 183,824 shares of restricted common stock (the "Salary Shares") having a total grant date fair of $500,000, equal to Mr. Dolan's base salary for the year ending December 31, 2013. The number of shares was calculated by dividing Mr. Dolan's base salary for the year by $2.72, the closing price of our common stock on the date of grant. The Salary Shares will vest on December 31, 2013. If Mr. Dolan's employment is terminated by Mr. Dolan with Good Reason (as defined in his employment agreement, as amended) or by us without Cause (as defined in his employment agreement, as amended) before December 31, 2013, a pro rata portion of the Salary Shares will vest on the date of such termination. If Mr. Dolan terminates his employment without Good Reason or we terminate his employment for Cause before December 31, 2013, he will forfeit the Salary Shares. We are recording stock-based compensation expense related to the Salary Shares ratably for the period from January 1, 2013 through December 31, 2013.

On February 14, 2013, the Compensation Committee determined that eight of our executives, excluding Mr. Dolan, would receive their bonuses with respect to fiscal 2012 in the form of restricted shares of our common stock equal to 100% of their respective target bonus amounts for fiscal 2012 (collectively, the "Executive Bonus Shares"). The number of shares granted to each executive was calculated by dividing his/her target bonus amount by the closing price of our common stock on February 15, 2013, the date of grant. The Executive Bonus Shares will vest 50% on August 15, 2013 and 50% on February 15, 2014, contingent upon each such executive's continued employment with us on each of the vesting dates. We had accrued for the cash payment of bonuses at the expected company-wide cash payout percentage amount at December 31, 2012; which amounts were less than the target bonus amounts for each individual. We are recording the unamortized expense related to the Executive Bonus Shares as stock-based compensation expense through February 15, 2014.

On August 7, 2012, Mr. Dolan elected to receive his fiscal year 2012 bonus, if earned, in the form of restricted shares of our common stock (the “Dolan Bonus Shares”). On August 10, 2012, we granted Mr. Dolan 421,348 Dolan Bonus Shares, which equaled Mr. Dolan's potential 2012 bonus at the maximum level of achievement (150% of Mr. Dolan's annual base salary), divided by $1.78, the closing price of our common stock on the date of grant. During fiscal 2012, we recorded stock-based compensation expense for the Dolan Bonus Shares commensurate with the expected achievement level represented by the accrual for our company-wide cash bonus program, as the performance metrics for each were consistent. On February 14, 2013, the Compensation Committee determined that Mr. Dolan had earned 280,899 Dolan Bonus Shares, of which 50% will vest on August 15, 2013 and the remaining 50% will vest on February 15, 2014, subject to Mr. Dolan's continued employment with us on each of the vesting dates. Mr. Dolan forfeited the remaining 140,449 Dolan Bonus Shares on February 14, 2013. We are recording the unamortized expense related to the Dolan Bonus Shares, including incremental expense arising from the modification of this award, through February 15, 2014.

Certain members of our Board of Directors elected to receive their annual cash retainer in shares of our common stock in lieu of cash payments. Accordingly, we granted approximately 73,000 shares in the aggregate under the 2007 Plan, with a total grant date fair value approximating $220,000, to such members of the Board of Directors, of which approximately 40,000 shares were granted in the three months ended March 29, 2013 and approximately 33,000 shares were granted in the three months ended June 28, 2013. All such shares vested immediately.
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
For a further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There were no significant changes to our critical accounting policies from December 31, 2012 through June 28, 2013.

Results of Operations
Three and six months ended June 28, 2013 and June 29, 2012

Revenue. Revenue for the three and six months ended June 28, 2013 and June 29, 2012 was as follows (in thousands, except percentages):

	Three months ended		Increase from prior year
	June 28, 2013	June 29, 2012	$	%
Product	$42,939	$32,586	$10,353	31.8%
Service	26,254	25,024	1,230	4.9%
Total revenue	$69,193	$57,610	$11,583	20.1%

	Six months ended		Increase from prior year
	June 28, 2013	June 29, 2012	$	%
Product	$80,735	$73,997	$6,738	9.1%
Service	51,746	47,952	3,794	7.9%
Total revenue	$132,481	$121,949	$10,532	8.6%

Product revenue is comprised of sales of our communication infrastructure products. The products typically incorporated into our trunking and communication application solutions include our GSX9000 and GSX4000 Open Services Switches and our ASX Voice Application Server. The products typically incorporated into our SBC solutions include our SBC 9000 (formerly the NBS 9000), SBC 5200 (formerly the NBS 5200) and our new SBC 5100, SBC 5110 and SBC 5210 Session Border Controllers.

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

Product revenue for the three and six months ended June 28, 2013 and June 29, 2012 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase from prior year
	June 28, 2013	June 29, 2012	$	%
Trunking and communication applications	$22,490	$19,063	$3,427	18.0%
SBC	20,449	13,523	6,926	51.2%
	$42,939	$32,586	$10,353	31.8%

	Six months ended		Increase (decrease) from prior year
	June 28, 2013	June 29, 2012	$	%
Trunking and communication applications	$36,776	$47,323	$(10,547)	(22.3)%
SBC	43,959	26,674	17,285	64.8%
	$80,735	$73,997	$6,738	9.1%

We recognized $4.5 million of product revenue in the aggregate from 190 new customers in the three months ended June 28, 2013 and $1.9 million of product revenue in the aggregate from six new customers in the three months ended June 29, 2012. We recognized $5.8 million of product revenue in the aggregate from 353 new customers in the six months ended June 28, 2013 and $2.4 million of product revenue in the aggregate from ten new customers in the six months ended June 29, 2012. The increase in new customers in the three and six months ended June 28, 2013 is primarily attributable to customers who purchased products from the former NET product portfolio. The NET products generally have a lower purchase price compared to the larger-scale Sonus products and projects. New customers are those from whom we recognize revenue for the first time in a reporting period, although we may have had outstanding orders from such customers for several years, especially for certain multi-year projects. The timing of the completion of customer projects, revenue recognition criteria satisfaction and customer payments included in multiple element arrangements may cause our product revenue to fluctuate from one period to the next.

As we had anticipated, our revenue from sales of our trunking and communication application products decreased in the six months ended June 28, 2013 compared to the six months ended June 29, 2012. This decline was offset by the growth in sales of our SBC products in the current year period compared to the same prior year period. The increase in revenue from sales of our trunking and communication products in the three months ended June 28, 2013 compared to the three months ended June 29, 2012 was primarily attributable to multiple capacity and expansion orders from several customers in the current year quarter. We believe that in future quarters the decrease in sales from our trunking and communication application products will resume as previously anticipated. We expect that our product revenue in fiscal 2013 will increase from fiscal 2012 levels, primarily due to increased sales of our SBC products resulting from our continued and increasing focus on expanding our solutions to address emerging Unified Communication and IP-based markets, such as SBC, in the enterprise and service provider markets.

Service revenue is primarily comprised of hardware and software maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three and six months ended June 28, 2013 and June 29, 2012 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	June 28, 2013	June 29, 2012	$	%
Maintenance	$20,843	$18,705	$2,138	11.4%
Professional services	5,411	6,319	(908)	(14.4)%
	$26,254	$25,024	$1,230	4.9%

	Six months ended		Increase (decrease) from prior year
	June 28, 2013	June 29, 2012	$	%
Maintenance	$41,691	$37,329	$4,362	11.7%
Professional services	10,055	10,623	(568)	(5.3)%
	$51,746	$47,952	$3,794	7.9%

The increase in service revenue in the three months ended June 28, 2013 compared to the three months ended June 29, 2012 is attributable to $2.1 million of higher maintenance revenue, partially offset by $0.9 million of lower professional services revenue. The increase in service revenue in the six months ended June 28, 2013 compared to the six months ended

June 29, 2012 is attributable to $4.4 million of higher maintenance revenue, partially offset by $0.6 million of lower professional services revenue. Our increased maintenance revenue in both current year periods compared to the prior year periods is primarily due to our larger installed customer base, which is partially a result of the acquisition of NET. The timing of the completion of projects for revenue recognition, customer payments and maintenance contracts may cause our services revenue to fluctuate from one period to the next. We expect that our service revenue in fiscal 2013 will increase from fiscal 2012 levels as a result of our larger installed customer base.

The following customers each contributed 10% or more of our revenue in at least one of the three or six month periods ended June 28, 2013 and June 29, 2012:

	Three months ended		Six months ended
Customer	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
AT&T Inc.	22%	27%	17%	31%
Verizon	11%	*	10%	*

* Represents less than 10% of revenue

International revenue was approximately 26% of revenue in the three months ended June 28, 2013 and approximately 27% of revenue in the three months ended June 29, 2012. International revenue was approximately 28% of revenue in the six months ended June 28, 2013 and approximately 26% of revenue in the six months ended June 29, 2012. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue will fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $10.0 million at June 28, 2013 and $6.7 million at December 31, 2012. Our deferred service revenue was $41.4 million at June 28, 2013 and $42.0 million at December 31, 2012. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

Cost of Revenue/Gross Profit. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross profit as a percentage of revenue (“gross margin”) for the three and six months ended June 28, 2013 and June 29, 2012 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	June 28, 2013	June 29, 2012	$	%
Cost of revenue
Product	$13,534	$11,027	$2,507	22.7%
Service	11,651	13,788	(2,137)	(15.5)%
Total cost of revenue	$25,185	$24,815	$370	1.5%
Gross margin
Product	68.5%	66.2%
Service	55.6%	44.9%
Total gross margin	63.6%	56.9%

	Six months ended		Increase (decrease) from prior year
	June 28, 2013	June 29, 2012	$	%
Cost of revenue
Product	$27,429	$20,220	$7,209	35.7%
Service	23,242	27,180	(3,938)	(14.5)%
Total cost of revenue	$50,671	$47,400	$3,271	6.9%
Gross margin
Product	66.0%	72.7%
Service	55.1%	43.3%
Total gross margin	61.8%	61.1%

The increase in product gross margin in the three months ended June 28, 2013 compared to the three months ended June 29, 2012 was primarily due to product and customer mix, which increased our product gross margin by approximately five percentage points. This increase included higher margins on certain customer expansion projects, partially offset by NET's historically lower product gross margins. The product gross margin increase from product and customer mix was partially offset by higher manufacturing-related costs, which decreased our product gross margin by approximately three percentage points in the three months ended June 28, 2013 compared to the three months ended June 29, 2012. These higher manufacturing-related costs were primarily comprised of higher third-party manufacturing costs and other manufacturing-related costs, each of which reduced our product gross margin by approximately one percentage point.

The decrease in product gross margin in the six months ended June 28, 2013 compared to the six months ended June 29, 2012 was primarily due to product and customer mix, which reduced our product gross margin by approximately three percentage points and higher manufacturing-related costs, which reduced our product gross margin by approximately four percentage points. The decrease in product gross margin related to product and customer mix was primarily the result of the inclusion in the six months ended June 29, 2012 of a significant higher margin transaction which contributed to the higher product gross margin in the prior year period, coupled with the inclusion of NET''s historically lower product gross margins in the current year period. The decrease in product margin related to higher manufacturing-related costs was primarily related to higher third-party manufacturing costs and other manufacturing-related costs, each of which reduced our product gross margin by approximately two percentage points.

The increase in service gross margin in the three months ended June 28, 2013 compared to the three months ended June 29, 2012 was primarily due to lower fixed service costs coupled with higher service revenue, which increased our service gross margin by approximately twelve percentage points. This increase was partially offset by a one percentage point reduction to our service gross margin related to an increase in other service costs, primarily travel and related expenses.

The increase in service gross margin in the six months ended June 28, 2013 compared to the six months ended June 29, 2012 was primarily due to higher service revenue coupled with lower fixed service costs, which increased our service gross margin by approximately seven percentage points, and lower-third party service costs, which increased our service gross margin by approximate five percentage points.

The decrease in our fixed service costs in both the three and six months ended June 28, 2013 compared to the three and six months ended June 29, 2012 was primarily attributable to the impact of our recent restructuring initiatives.

We believe that our total gross margin over the next few years will be 60% or greater.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses for the three and six months ended June 28, 2013 and June 29, 2012 were as follows (in thousands, except percentages):

			Increase from prior year
	June 28, 2013	June 29, 2012	$	%
Three months ended	$18,019	$17,095	$924	5.4%
Six months ended	$35,520	$35,482	$38	0.1%

The increase in research and development expenses in the three months ended June 28, 2013 compared to the three months ended June 29, 2012 is attributable to $0.6 million of expense related to the impairment of intellectual property that we had purchased in fiscal 2010, $0.2 million of higher employee-related expenses and $0.1 million of net increases in other research and development expenses.

There was virtually no change in research and development expenses in the six months ended June 28, 2013 compared to the six months ended June 29, 2012. Higher depreciation expense of $0.7 million of higher depreciation expense primarily related to equipment, $0.6 million of expense related to the aforementioned impairment of intellectual property and $0.1 million of net increases on other research and development expenses were offset by $1.0 million of lower expense for product development (third-party development, prototype and test equipment costs) and $0.4 million of lower employee-related expenses.

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

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three and six months ended June 28, 2013 and June 29, 2012 were as follows (in thousands, except percentages):

			Increase from prior year
	June 28, 2013	June 29, 2012	$	%
Three months ended	$19,191	$18,141	$1,050	5.8%
Six months ended	$40,305	$38,726	$1,579	4.1%

The increase in sales and marketing expenses in the three months ended June 28, 2013 compared to the three months ended June 29, 2012 is attributable to $0.5 million of amortization expense related to the intangible assets arising from our August 2012 acquisition of NET, $0.5 million of higher expense related to evaluation equipment at customer sites, $0.4 million of higher marketing and trade show expenses and $0.1 million of net increases in other sales and marketing expenses, partially offset by $0.4 million of lower employee-related expenses.

The increase in sales and marketing expenses in the six months ended June 28, 2013 compared to the six months ended June 29, 2012 is attributable to $1.1 million of amortization expense related to the intangible assets arising from our acquisition of NET, $0.9 million of higher marketing and trade show expenses and $0.1 million of net increases in other sales and marketing expenses, partially offset by $0.5 million of lower consulting costs.

We believe that our sales and marketing expenses will increase in fiscal 2013 from fiscal 2012 levels, primarily attributable to increased personnel and related costs, including such costs attributable to the inclusion of a full year of expenses for NET, as well as our investment in our expanded sales and marketing programs.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and audit and professional fees. General and administrative expenses for the three and six months ended June 28, 2013 and June 29, 2012 were as follows (in thousands, except percentages):

			Increase from prior year
	June 28, 2013	June 29, 2012	$	%
Three months ended	$9,733	$8,384	$1,349	16.1%
Six months ended	$20,443	$17,363	$3,080	17.7%

The increase in general and administrative expenses in the three months ended June 28, 2013 compared to the three months ended June 29, 2012 is attributable to $0.9 million of higher employee-related expenses, $0.3 million of higher professional fees, $0.3 million of higher expense related to foreign currency translation and $0.2 million of higher expense related to reserves for accounts receivable, partially offset by $0.4 million of net decreases in other general and administrative expenses. The increase in employee-related expenses is primarily attributable to higher stock-based compensation expense, partially offset by lower salary and related expenses. This change was expected due to the equity-based actions described in the Overview section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The increase in general and administrative expenses in the six months ended June 28, 2013 compared to the six months ended June 29, 2012 is attributable to $1.4 million of higher employee-related expenses, $0.4 million of higher professional fees, $0.3 million of higher expense related to reserves for accounts receivable, $0.2 million of higher expense related to foreign currency translation and $0.8 million of net increases in other general and administrative expenses. The increase in employee-related expenses is primarily attributable to higher stock-based compensation expense, partially offset by lower salary and related expenses due to the aforementioned equity-based actions.

We believe that our general and administrative expenses will increase in fiscal 2013 compared to fiscal 2012 levels, primarily due to higher stock-based compensation expense.

Acquisition-Related Expenses. Acquisition-related expenses include those costs related to the acquisition of NET that would otherwise not have been incurred by us. We incurred acquisition-related expenses of $1.0 million in both the three and six months ended June 29, 2012, primarily comprised of professional and service fees, such as legal, audit and consulting fees. We did not record acquisition-related expenses in either the three or six months ended June 28, 2013.

Restructuring Expense. On August 7, 2012, we announced that we had committed to a restructuring initiative to streamline operations and reduce operating costs by closing and consolidating certain facilities and reducing our worldwide workforce. In connection with this ongoing initiative, we recorded $3.6 million of restructuring expense in the six months ended June 28, 2013, comprised of $1.7 million of expense in the three months ended June 28, 2013 and $1.9 million of expense in the three months ended March 29, 2013. The amount recorded in the three months ended June 28, 2013 is comprised of $1.4 million for severance and related costs in connection with reducing our workforce and $0.3 million of facility costs to adjust our estimate of future sublease income. The amount recorded in the three months ended March 29, 2013 primarily represents severance and related costs in connection with reducing our workforce. We expect to record restructuring expense of approximately $1.5 million in the third quarter of fiscal 2013.

We did not record restructuring expense in either the three or six months ended June 29, 2012.

Interest Income, net. Interest income and interest expense for the three and six months ended June 28, 2013 and June 29, 2012 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	June 28, 2013	June 29, 2012	$	%
Interest expense	$(24)	$(2)	$22	1,100.0%
Interest income	114	224	(110)	(49.1)%
Interest income, net	$90	$222	$(132)	(59.5)%

	Six months ended		Increase (decrease) from prior year
	June 28, 2013	June 29, 2012	$	%
Interest expense	$(48)	$(8)	$40	500.0%
Interest income	276	445	(169)	(38.0)%
Interest income, net	$228	$437	$(209)	(47.8)%

Interest expense in the three and six months ended June 28, 2013 relates to interest on capital lease obligations and interest on the debt assumed in connection with the acquisition of NET. Interest expense in the three and six months ended June 29, 2012 relates to interest on capital lease obligations. Interest income consists of interest earned on our cash equivalents, marketable debt securities and long-term investments. The decrease in interest income, net, in the current year periods compared to the prior year periods is attributable to a lower average portfolio yield in the current year, coupled with the aforementioned interest expense related to the assumed NET debt.

Income Taxes. We recorded provisions for income taxes of $0.7 million in the six months ended June 28, 2013 and $0.6 million in the six months ended June 29, 2012. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year. The provision for the six months ended June 28, 2013 also includes the tax effect of the amortizable goodwill arising from the acquisition of NET.

The provisions for income taxes for the six months ended June 28, 2013 and June 29, 2012 represent forecasted tax expense on the earnings of our foreign operations. Our effective tax rate for both three-month periods was less than the statutory federal and state rates due to the existence of a valuation allowance on our domestic losses.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources
Our consolidated statements of cash flows are summarized as follows (in thousands):

	Six months ended
	June 28, 2013	June 29, 2012	Change
Net loss	$(18,618)	$(18,163)	$(455)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities	18,868	10,118	8,750
Changes in operating assets and liabilities	28,679	(6,861)	35,540
Net cash provided by (used in) operating activities	$28,929	$(14,906)	$43,835
Net cash (used in) provided by investing activities	$(35,394)	$14,734	$(50,128)
Net cash provided by financing activities	$1,722	$876	$846

Our cash, cash equivalents, marketable securities and long-term investments totaled $304.0 million at June 28, 2013 and $279.6 million at December 31, 2012. We had cash and short-term investments held by our foreign subsidiaries aggregating approximately $10 million at June 28, 2013 and approximately $7 million at December 31, 2012. We do not intend to repatriate these funds, and as such, they are not available to fund our domestic operations. If we were to repatriate the funds, they would likely be treated as income for U.S. tax purposes, fully offset by our net operating losses. We do not believe this has a material impact on our liquidity.
On July 29, 2013, we announced that our Board of Directors has authorized a stock buyback program to repurchase up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by our management based on their evaluation of market conditions and other factors. We may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The buyback program may be suspended or discontinued at any time. The buyback program will be funded using our working capital.
Our operating activities provided $28.9 million of cash in the six months ended June 28, 2013, compared to $14.9 million of cash used in the six months ended June 29, 2012.
Cash provided by operating activities in the six months ended June 28, 2013 was primarily the result of lower accounts receivable, other operating assets and inventory and higher deferred revenue, partially offset by lower accounts payable and accrued expenses and other long-term liabilities. The decrease in accounts receivable primarily reflects our focus on cash collections and the decrease in other operating assets was primarily related to lower prepaid expenses. Our increased focus on maintaining appropriate inventory levels was the primary contributor to the decrease in inventory. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments in connection with our Company-wide employee incentive bonus program, as well as lower taxes payable amounts, partially offset by an increase in accrued restructuring. Our net loss, adjusted for non-cash items such as depreciation, amortization, impairment charges and stock-based compensation, provided $0.3 million of cash.
Cash used in operating activities in the six months ended June 29, 2012 was primarily the result of higher other operating assets and inventory and lower deferred revenue, accounts payable and accrued expenses and other long-term liabilities. These amounts were partially offset by lower accounts receivable. The increase in other operating assets was primarily related to pre-payments of royalties, licenses and maintenance. The decrease in accrued expenses and other long-term liabilities primarily reflects income tax payments. The increase in inventory levels was primarily due to purchases of materials to fulfill our expected shipments in the near-term. The decrease in accounts receivable primarily reflects our focus on cash collections. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, used $8.0 million of cash.
Our investing activities used $35.4 million of cash in the six months ended June 28, 2013, comprised of $32.4 million of net purchases of marketable securities and $3.0 million of investments in property and equipment. Our investing activities provided $14.7 million of cash in the six months ended June 29, 2012, comprised of $19.1 million of net maturities of marketable securities, partially offset by $4.4 million of investments in property and equipment.
Our financing activities provided $1.7 million of cash in the six months ended June 28, 2013, comprised of $0.9 million of proceeds from the sale of our common stock in connection with our Amended and Restated 2000 Employee Stock Purchase Plan ("ESPP"), and $1.3 million of proceeds from the exercise of stock options. These amounts were offset by $0.4 million of cash used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $62,000 for payments on our capital leases for office equipment. Our financing activities provided $0.9 million of cash in the six months ended June 29, 2012, comprised of $1.0 million of proceeds from the sale of our common stock in connection with our ESPP and $68,000 of proceeds from the exercise of stock options. These amounts were partially offset by $0.1 million of cash used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $51,000 for payments on our capital leases for office equipment.
Based on our current expectations, we believe our current cash, cash equivalents, marketable debt securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months, including any future stock repurchases under the aforementioned stock buyback program. It is difficult to predict future liquidity requirements with certainty. The rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to improve our controls environment, for other general corporate activities and to vigorously defend against existing and potential litigation. See Note 15 to our condensed consolidated financial statements for a description of our contingencies.

Recent Accounting Pronouncements
On July 18, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of a Liability for an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists ("ASU 2013-11"), which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss ("NOL") carryforward, a similar tax loss or a tax credit carryforward exists. The FASB's objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current GAAP. ASU 2013-11 requires that an entity present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss or a tax credit unless certain conditions exist. ASU 2013-11 is effective for us beginning January 1, 2014. We do not expect the adoption of ASU 2013-11 to have an impact on our consolidated financial statements, as we currently apply the methodology prescribed by ASU 2013-11.

On March 4, 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"), which indicates that the entire amount of a cumulative translation adjustment ("CTA") related to an entity's investment in a foreign entity should be released when there has been either: (a) a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity; (b) the loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated); or (c) the step acquisition of a foreign entity (i.e., when the accounting for an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity). ASU 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. ASU 2013-05 is effective for us January 1, 2014, although early adoption is permitted. We do not expect the adoption of ASU 2013-05 to have a material impact on our consolidated financial statements.

On February 5, 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which requires entities to disclose changes in accumulated other comprehensive income balances by component (i.e., unrealized gains or losses on available-for-sale securities or foreign-currency items) and significant items reclassified out of accumulated other comprehensive income by component either on the face of the income statement or as a separate footnote to the financial statements. ASU 2013-02 does not change the current requirements for interim financial statement reporting of comprehensive income. ASU 2013-02 became effective for us beginning January 1, 2013. We do not have significant items reclassified out of accumulated other comprehensive income and accordingly, the adoption of ASU 2013-02 did not impact our condensed consolidated financial statements.

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

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 28, 2013.
Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION

Item 1.    Legal Proceedings
We are often a party to disputes and legal proceedings that we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material effect on our business or consolidated financial statements.

Item 1A.    Risk Factors
We have revised and re-ordered our discussion of the risk factors affecting our business since those presented in our Quarterly Report on Form 10-Q, Part II, Item 1A, for the fiscal quarter ended March 29, 2013. The following discussion includes two revised risk factors ("If in the future we do not have a sufficient number of shares available to issue to our employees, the limited number of shares we could issue may impact our ability to attract, retain and motivate key personnel" and "Delaware law, our charter documents and our stockholder rights plan contain provisions that could discourage or prevent a potential takeover, even if such a transaction would be beneficial to our stockholders") that reflect material development subsequent to the discussion of risk factors included in our most recent Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2013. Except as noted above, there have been no material changes in our assessment of our risk factors from those set forth in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2013. For convenience, all of our risk factors are included below.

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

We incurred net losses in the first half of fiscal 2013, fiscal 2012, fiscal 2011 and fiscal 2010. We may incur additional net losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

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

If we are unable to expand our customer base, we will be forced to rely on generating recurring revenue from existing customers, which may not be successful. We expect to derive an increasing percentage of our revenue from engagements with our distribution, value-added resellers and systems integration partners; however, in the foreseeable future, the majority of our revenue will continue to depend on sales of our products to a limited number of existing customers. Factors that may affect our ability to generate recurring revenues from our existing customers include the following:

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

We continue to enhance our sales strategy, which we expect will include more significant engagements with distribution, value-added resellers ("VAR") and systems integrator partners to resell our products. Disruptions to, or our failure to effectively develop and manage, these partners and the processes and procedures that support them could adversely affect our ability to generate revenues from the sale of our products. If we do not have adequate personnel, experience and resources to manage the relationships with these partners and to fulfill our responsibilities under such arrangements, such shortcomings could lead to the decrease of the sales of our products and our operating results could suffer.

We continue to enhance our sales strategy, which we expect will include more significant engagements with distribution and VAR channel partners to resell our products. In addition, some of our target customers, including the government, rely on systems integrators to incorporate new equipment or services into their networks. Our future success is dependent upon establishing and maintaining successful relationships with a variety of value-added distribution, VAR and systems integration partners. While we have begun the process of identifying and entering into agreements with software application, system integrator and OEM or resale partners, we will need to increase our engagement with such partners for us to be successful. We may also need to pursue strategic partnerships with vendors who have broader technology or product offerings in order to compete with end-to-end solution providers. In addition, many of the enterprise markets we are pursuing require a broad network of resale partners in order to achieve effective distribution.

Many of our distribution and channel partners sell competitive products and the loss of, or reduction in sales by, these partners could materially reduce our revenues. Our sales through channel partners typically involve the use of our products as components of a larger solution being implemented by the systems integrator. In these instances, the purchase and sale of our products are dependent on the channel partner, who typically controls the timing, prioritization and implementation of the project. Project delays, changes in priority or solution re-design decisions by the systems integrator can adversely affect our product sales. If we fail to maintain relationships with our distribution, VAR and systems integration partners; fail to develop new relationships with other partners in new markets; fail to manage, train or provide incentives to our existing partners effectively or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results could suffer. Moreover, if we do not have adequate personnel, experience and resource to manage the relationships with our partners and to fulfill our responsibilities under such arrangements, any shortcomings could have a material adverse impact on our business and consolidated financial statements.

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

In August 2012, we announced that we were implementing a restructuring initiative to streamline operations and reduce our operating costs. To date, this restructuring plan has resulted in a workforce reduction of approximately 180 people worldwide. In connection with this action, we recorded restructuring expense of $11.3 million to date, comprised of $4.4 million for the consolidation of certain facilities, $6.6 million for severance and related costs and $0.3 million for the write-off of assets associated with the headcount reduction and facilities consolidations. During fiscal 2010 and 2009, we had a number of restructuring activities, including office closings and lay-offs. These restructurings and any future restructurings, should it become necessary for us to continue to restructure our business due to worldwide market conditions or other factors that reduce the demand for our products and services, could adversely affect our ability to execute our business strategy in a number of ways, including through:

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

Competition in the telecommunications market is intense. This market has historically been dominated by large incumbent telecommunications equipment companies, such as Alcatel-Lucent, Ericsson LM Telephone Company, Huawei Technologies Co. Ltd., NEC Corp. and Nokia Corp., all of which are our direct competitors. We also face competition from other telecommunications and networking companies, including Cisco Systems, Inc., GENBAND Inc. and Oracle Corporation, that design competing products. Other competitors may also merge, intensifying competition. Additional competitors with significant financial resources may enter our markets and further intensify competition.

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

In addition, we adopted a limited duration stockholder rights plan on June 26, 2008, which was amended on June 10, 2011 and again on June 21, 2013 to extend the expiration date of such plan until June 26, 2015. The rights are not intended to prevent a takeover, and we believe these rights will help us in our negotiations with any potential acquirers. However, if the Board of Directors believes that a particular acquisition of us is undesirable, the rights may have the effect of rendering more difficult or discouraging that acquisition. The rights may substantially dilute the stock ownership of a person or group that attempts to acquire us (or a significant percentage of our outstanding capital stock) on terms, or in a manner, not approved by our Board of Directors, except pursuant to an offer conditioned upon redemption of the rights.

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

In the past six months, we have switched from five contract manufacturers to three contract manufacturers without any supply disruption. Additionally, we had switched from one single-source manufacturer to another in 2009 as well as in 2011 without any supply disruptions during either of these transitions. However, any future changes to or consolidations of our current contract manufacturers could lead to material shortages or delays in the supply of our products. In the event we elect to continue to consolidate and/or change any of our manufacturers, qualifying a new contract manufacturer to commence commercial scale production or consolidating to a reduced number of contract manufacturers are expensive and time-consuming activities and could result in a significant interruption in the supply of our products. If a change in contract manufacturers results in delays in our fulfillment of customer orders or if a contract manufacturer fails to make timely delivery of orders, we may lose revenues and suffer damage to our customer relationships.

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

Our future success depends upon the continued services of our executive officers who have critical industry experience and relationships that we rely on to implement our business plan. With the exception of our current Senior Vice President and Chief Financial Officer, who will remain with the Company until March 31, 2014, and certain key employees based in the European Union, none of our officers or key employees is bound by an employment agreement for any specific term. The loss of the services of any of our officers or key employees could delay the development and introduction of, and negatively impact our ability to sell, our products and achieve our business objectives.

On July 29, 2013, the Company announced that Maurice L. Castonguay, the Company's Senior Vice President and Chief Financial Officer, plans to leave the Company, effective March 31, 2014. On July 23, 2013, Matthew Dillon indicated to the Company his intention to step down as Senior Vice President, Global Services and Systems Management effective August 15, 2013. We had two executive departures in fiscal 2012: the departures of our Senior Vice President of Engineering and Chief Technology Officer in August 2012 and our Vice President of Human Resources in September 2012. We had three executive departures in fiscal 2011: the departure of our Chief Financial Officer and our Vice President of Product Operations, both in August 2011, and the departure of our Vice President of Engineering and Chief Architect in April 2011. While we have since hired replacements, there is always a risk of uncertainty and instability relating to our ability to find highly qualified successors for certain executive positions and to transition the duties and responsibilities of any departing key executive in an orderly manner.

If in the future we do not have a sufficient number of shares available to issue to our employees, the limited number of shares we could issue may impact our ability to attract, retain and motivate key personnel.

We historically have used stock options and restricted stock as a significant component of our employee compensation program in order to align our employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. In 2007, our stockholders approved a stock incentive plan which includes a limited amount of shares to be granted under such plan. In 2010, our stockholders approved amendments to this plan to, among other things, increase the number of shares of our common stock that may be granted under this plan from 14,902,701 to 34,902,701. More recently, in 2013, our stockholders approved an amendment to this plan to increase the number of shares of our common stock that may be granted under this plan by 21,000,000, from 34,902,701 to 55,902,701. Additionally, in connection with the acquisition of NET, we assumed NET's 2008 Stock Incentive Plan, which provides for the award of stock options, restricted stock, performance-based awards and stock appreciation rights to Sonus employees who were previously NET employees and Sonus employees hired after August 24, 2012, the NET acquisition date.

When the number of shares available for grant under our stock incentive plans will be insufficient for our needs, it is not certain that our stockholders will approve an increase in the number of shares that we are authorized to issue under such plans. The limited number of shares available for use as equity incentives to employees may make it more difficult for us to attract, retain and motivate key personnel.

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

A portion of our total revenue from product sales comes from contracts with governmental agencies. None of our current government contracts include long-term purchase commitments. Government sales is a new line of business for us due to the recent acquisition of NET, and disruptions to, or our failure to effectively develop, manage and maintain our government customer relationships could adversely affect our ability to generate revenue from the sales of our products.

Until recently, a majority of NET's government sales has involved the Promina product, for which sales have declined substantially in recent periods. While governmental agencies have purchased and are evaluating some of our new products for broader deployment, this new line of business may not develop quickly or be sufficient to offset future declines in sales of the Promina product. Spending by government customers fluctuates based on budget allocations and the timely passage of the annual federal budget. An impasse in federal government budget decisions could lead to substantial delays or reductions in federal spending. During 2011, the U.S. federal government was unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011 (the “Budget Act”). The sequestration began on March 1, 2013 as a result of budget cuts enacted by the Budget Act, including automatic reductions in both defense and discretionary spending. To date, the effects of sequestration have been minimal on our government business. However, expected additional budget cuts in fiscal 2014 could have an adverse effect on spending on IT and communications products and services, which could result in lower revenue from government customers in the future.

The Department of Defense ("DOD") has issued specific requirements for IP networking products for features and interoperability. In order for a vendor's product to be used to connect to the DOD network, that product must pass a series of significant tests and be certified by the Joint Interoperability Test Command (“JITC”). The VX900, NX1000 and Promina products obtained in the acquisition of NET are already certified by JITC. We have recently submitted all of the requisite paperwork to begin the process of testing of the SBC5000 product at JITC. However, if we are unable to obtain JITC certification as needed, our DOD sales, and hence our revenue and results of operations, may suffer.

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

The telecommunications industry has experienced consolidation, including the recent acquisitions of Acme Packet, Inc. and Tekelec, both by Oracle Corporation, and we expect this trend to continue. Consolidation among our customers may cause delays or reductions in capital expenditure plans and/or increased competitive pricing pressures as the number of available customers declines and the relative purchasing power of customers increases in relation to suppliers. Any of these factors could adversely affect our business.

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

Under generally accepted accounting principles, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Our intangible assets increased by approximately $17 million as a result of our acquisition of NET. Goodwill, which increased by approximately $28 million as a result of our acquisition of NET, is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, significant change in circumstances relative to a large customer, significant decline in our stock price for a sustained period and decline in our market capitalization to below net book value.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We have not announced any current plans or programs to repurchase shares of our common stock. However, upon vesting of restricted stock awards, our employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. The following table summarizes repurchases of our common stock during the second quarter of fiscal 2013, which represent shares returned to satisfy tax withholding obligations:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
March 30, 2013 through April 26, 2013	—	$—	—	—
April 27, 2013 through May 24, 2013	12,729	$2.39	—	—
May 25, 2013 through June 28, 2013	12,053	$3.43	—	—
Total	24,782	$2.90	—	—

Item 6.    Exhibits

Exhibit No.		Description
4.1
Amendment No. 2 dated as of June 21, 2013 to Rights Agreement first dated as of June 26, 2008 and as amended on June 10, 2011, between Sonus Networks, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K, filed June 24, 2013 with the SEC).

10.1	+	Sonus Networks, Inc. 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed June 18, 2013 with the SEC).
10.2	+
Amendment to Employment Agreement between Sonus Networks, Inc. and Maurice Castonguay, accepted July 26, 2013 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed July 29, 2013 with the SEC).

10.3	+
Amendment to Employment Agreement between Sonus Networks, Inc. and Matthew Dillon, accepted July 26, 2013 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed July 29, 2013 with the SEC).

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

Date: July 31, 2013	SONUS NETWORKS, INC.

By:	/s/ Maurice L. Castonguay
Maurice L. Castonguay Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
4.1
Amendment No. 2 dated as of June 21, 2013 to Rights Agreement first dated as of June 26, 2008 and as amended on June 10, 2011, between Sonus Networks, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K, filed June 24, 2013 with the SEC).

10.1	+	Sonus Networks, Inc. 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed June 18, 2013 with the SEC).
10.2	+
Amendment to Employment Agreement between Sonus Networks, Inc. and Maurice Castonguay, accepted July 26, 2013 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed July 29, 2013 with the SEC).

10.3	+
Amendment to Employment AGreement between Sonus Networks, Inc. and Matthew Dillon, accepted July 26, 2013 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed July 29, 2013 with the SEC).

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