Form 10-Q
period 2013-09-27
SONUS NETWORKS INC
filed 2013-10-31
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2013
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

As of October 18, 2013, there were 273,495,101 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 27, 2013

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
SONUS NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 27, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$72,385	$88,004
Marketable securities	128,177	161,905
Accounts receivable, net of allowance for doubtful accounts of $364 at September 27, 2013 and $0 at December 31, 2012	52,479	68,728
Inventory	22,058	25,614
Deferred income taxes	632	686
Other current assets	14,450	16,520
Total current assets	290,181	361,457
Property and equipment, net	18,756	23,767
Intangible assets, net	11,177	15,237
Goodwill	32,379	32,379
Investments	66,889	29,698
Deferred income taxes	954	1,011
Other assets	7,616	7,191
	$427,952	$470,740
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$16,001	$10,643
Accrued expenses	25,967	26,212
Current portion of deferred revenue	36,556	37,094
Current portion of long-term liabilities	572	763
Total current liabilities	79,096	74,712
Deferred revenue	10,322	11,647
Deferred income taxes	790	249
Convertible subordinated note	2,380	2,380
Other long-term liabilities	4,689	5,706
Total liabilities	97,277	94,694
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value per share; 600,000,000 shares authorized; 273,305,861 shares issued and outstanding at September 27, 2013; 280,963,298 shares issued and outstanding at December 31, 2012	273	281
Additional paid-in capital	1,299,029	1,321,385
Accumulated deficit	(974,764)	(952,373)
Accumulated other comprehensive income	6,137	6,753
Total stockholders' equity	330,675	376,046
	$427,952	$470,740

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Revenue:
Product	$40,712	$33,520	$121,447	$107,517
Service	27,387	23,529	79,133	71,481
Total revenue	68,099	57,049	200,580	178,998
Cost of revenue:
Product	15,415	11,768	42,844	31,988
Service	10,420	12,839	33,662	40,019
Total cost of revenue	25,835	24,607	76,506	72,007
Gross profit	42,264	32,442	124,074	106,991
Operating expenses:
Research and development	16,566	15,612	52,086	51,094
Sales and marketing	18,291	17,613	58,596	56,339
General and administrative	9,178	7,939	29,621	25,302
Acquisition-related	—	4,090	—	5,057
Restructuring	1,140	1,992	4,787	1,992
Total operating expenses	45,175	47,246	145,090	139,784
Loss from operations	(2,911)	(14,804)	(21,016)	(32,793)
Interest income, net	61	20	289	457
Other income (expense), net	(1)	(2)	2	(2)
Loss before income taxes	(2,851)	(14,786)	(20,725)	(32,338)
Income tax provision	(922)	(833)	(1,666)	(1,444)
Net loss	$(3,773)	$(15,619)	$(22,391)	$(33,782)
Loss per share
Basic	$(0.01)	$(0.06)	$(0.08)	$(0.12)
Diluted	$(0.01)	$(0.06)	$(0.08)	$(0.12)
Shares used to compute loss per share:
Basic	279,209	280,145	281,041	279,854
Diluted	279,209	280,145	281,041	279,854

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Net loss	$(3,773)	$(15,619)	$(22,391)	$(33,782)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(77)	119	(532)	(76)
Unrealized gain (loss) on available-for sale marketable securities, net of tax	188	127	(84)	24
Other comprehensive income (loss), net of tax	111	246	(616)	(52)
Comprehensive loss, net of tax	$(3,662)	$(15,373)	$(23,007)	$(33,834)

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 27, 2013	September 28, 2012
Cash flows from operating activities:
Net loss	$(22,391)	$(33,782)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation and amortization of property and equipment	9,591	9,081
Amortization of intangible assets	3,460	904
Impairment of intangible assets	600	—
Stock-based compensation	13,137	6,540
Loss on disposal of property and equipment	23	23
Deferred income taxes	541	—
Changes in operating assets and liabilities:
Accounts receivable	15,744	13,020
Inventory	3,294	(3,868)
Other operating assets	5,126	(4,998)
Accounts payable	5,134	(1,753)
Accrued expenses and other long-term liabilities	(2,061)	(3,625)
Deferred revenue	(1,664)	(9,624)
Net cash provided by (used in) operating activities	30,534	(28,082)
Cash flows from investing activities:
Purchases of property and equipment	(4,498)	(7,792)
Business acquisition, net of cash acquired	—	(35,508)
Purchases of marketable securities	(182,534)	(139,917)
Maturities of marketable securities	175,887	200,380
Net cash (used in) provided by investing activities	(11,145)	17,163
Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	1,888	1,693
Proceeds from exercise of stock options	2,393	151
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(1,240)	(169)
Repurchase of common stock	(37,340)	—
Principal payments of capital lease obligations	(91)	(87)
Settlement of redeemable convertible subordinated debentures	—	(23,704)
Net cash used in financing activities	(34,390)	(22,116)
Effect of exchange rate changes on cash and cash equivalents	(618)	192
Net decrease in cash and cash equivalents	(15,619)	(32,843)
Cash and cash equivalents, beginning of year	88,004	105,451
Cash and cash equivalents, end of period	$72,385	$72,608
Supplemental disclosure of cash flow information:
Interest paid	$49	$638
Income taxes paid	$1,391	$1,958
Income tax refunds received	$117	$42
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$467	$861
Property and equipment acquired under operating lease	$—	$40
Business acquisition purchase consideration - assumed equity awards	$—	$892

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) BASIS OF PRESENTATION
Business
Sonus Networks, Inc. (“Sonus” or the “Company”) was incorporated in 1997 and is a leading provider of networked solutions for communications service providers (e.g., telecommunications, wireless and cable service providers) and enterprises to help them advance, protect and unify their communications and improve collaboration. Sonus' products include session border controllers, Session Initiation Protocol ("SIP") session management servers, Voice over IP ("VoIP"), switches, SIP application servers, multiprotocol signaling gateways and network analytics tools. Sonus' solutions address the need for communications service providers and enterprises to seamlessly link and leverage multivendor, multiprotocol communications systems and applications across their networks, around the world and in a rapidly changing ecosystem of IP-enabled devices such as smartphones and tablets.

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

On August 24, 2012, the Company completed the acquisition of Network Equipment Technologies, Inc. (“NET”). The financial results of NET are included in the Company's condensed consolidated financial statements for the three and nine months ended September 27, 2013 and for the three and nine months ended September 28, 2012 for the period subsequent to August 24, 2012.

The Company reported acquisition-related expenses of approximately $967,000 as a component of general and administrative expenses in its Quarterly Report on Form 10-Q for the quarter ended June 29, 2012. The Company is now separately reporting this amount as acquisition-related expenses in the condensed statements of operations included herein.

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Company's Annual Report. There were no material changes to the significant accounting policies during the three or nine months ended September 27, 2013.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Sonus and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Use of Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and judgments relied upon in preparing these consolidated financial statements include accounting for business combinations, revenue recognition for multiple element arrangements, inventory valuations, assumptions used to determine the fair value of stock-based compensation, intangible assets and goodwill valuations, including impairments, legal contingencies and recoverability of Sonus' net deferred tax assets and the related valuation allowances. Sonus regularly assesses these estimates and records changes in estimates in the period in which they become known. Sonus bases its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

On July 18, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of a Liability for an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists ("ASU 2013-11"), which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss ("NOL") carryforward, a similar tax loss or a tax credit carryforward exists. The FASB's objective in issuing ASU 2013-11 is to eliminate diversity in practice resulting from a lack of guidance on this topic in current GAAP. ASU 2013-11 requires that an entity present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss or a tax credit unless certain conditions exist. ASU 2013-11 is effective for the Company beginning January 1, 2014. The Company does not expect the adoption of ASU 2013-11 to have an impact on its consolidated financial statements, as the Company currently applies the methodology prescribed by ASU 2013-11.

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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

As of August 24, 2013, the valuation of acquired assets, identifiable intangible assets, uncertain tax liabilities and certain accrued liabilities had been finalized. Based on new information gathered about facts and circumstances that existed as of the NET Acquisition Date related to the valuation of certain acquired assets and assumed liabilities, the Company finalized its valuations of assets acquired and liabilities assumed. The Company recorded retrospective adjustments as of December 31, 2012, which resulted in a net decrease to goodwill of $1.4 million, a net increase to other current assets of $0.9 million and a net decrease to current liabilities of $0.5 million as set forth in the table below. The adjustments have been retrospectively applied to the December 31, 2012 balance sheet; however, these adjustments had no impact on either the condensed consolidated statements of operations or the condensed consolidated statements of cash flows.

During the second quarter of fiscal 2013, the Company made an election under Section 338(g) of the Internal Revenue Code to have the NET transaction treated as an asset acquisition (i.e., a taxable transaction) with the goodwill being deductible for tax purposes over 15 years.

A summary of the allocation of the purchase consideration for NET is as follows (in thousands):

Fair value of consideration transferred:
Cash, net of cash acquired	$35,508
Fair value of equity awards assumed	892
Fair value of total consideration	$36,400
Fair value of assets acquired and liabilities assumed:
Marketable securities	$5,359
Deferred income taxes	681
Other current assets	13,388
Property and equipment	4,694
Noncurrent investments	10,167
Intangible assets	16,810
Goodwill	27,317
Other noncurrent assets	1,843
Current liabilities	(9,350)
Debt	(34,208)
Other long-term liabilities	(301)
$36,400

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

Pro Forma Results

The following unaudited pro forma information presents the condensed combined results of operations of the Company and NET for the three and nine months ended September 28, 2012 as if the acquisition of NET had been completed on January 1, 2011, with adjustments to give effect to pro forma events that are directly attributable to the acquisition. These pro forma adjustments include a reduction to historical NET revenue for the fair value adjustment related to assumed deferred revenue, an increase in amortization expense for the acquired identifiable intangible assets and decreases in historical NET interest expense and the Company's historical interest income reflecting the extinguishment of certain of NET's debt as a result of the acquisition. Subsequent to the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2012, the Company refined the amounts and attribution of certain expenses related to the acquisition and the related purchase accounting and accordingly, the pro forma information below has been revised.

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

	Three months ended	Nine months ended
	September 28, 2012	September 28, 2012
Revenue	$63,369	$207,878
Net loss	$(13,496)	$(48,765)
Loss per share	$(0.05)	$(0.17)

Acquisition-Related Expenses

Acquisition-related expenses include those expenses related to the acquisition that would otherwise not have been incurred by the Company. These expenses include professional and services fees, such as legal, audit, consulting, paying agent and other fees, and expenses related to cash payments to former NET executives under their NET change of control agreements.

The components of acquisition-related costs included in the Company's results of operations for the three and nine months ended September 28, 2012 are as follows (in thousands):

	Three months ended	Nine months ended
	September 28, 2012	September 28, 2012
Professional and services fees	$2,048	$3,015
Change of control agreements	2,042	2,042
	$4,090	$5,057

The Company did not record any acquisition-related expenses in either the three or nine months ended September 27, 2013.

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

The calculations of shares used to compute basic and diluted loss per share are as follows (in thousands):

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Weighted average shares outstanding—basic	279,209	280,145	281,041	279,854
Potential dilutive common shares	—	—	—	—
Weighted average shares outstanding—diluted	279,209	280,145	281,041	279,854

Options to purchase the Company's common stock, unvested shares of restricted stock and unvested performance-based stock awards for which the performance conditions have been satisfied aggregating 35.9 million shares for the three and nine months ended September 27, 2013 have not been included in the computation of diluted loss per share because their effect would have been antidilutive. Options to purchase the Company's common stock and unvested shares of restricted stock aggregating 27.2 million shares for the three and nine months ended September 28, 2012 have not been included in the computation of diluted loss per share because their effect would have been antidilutive.

(4) CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS

The Company invests in debt and equity instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

During the nine months ended September 27, 2013 and September 28, 2012, the Company did not sell any of its available-for-sale securities and accordingly, no such gains or losses were realized.

Marketable securities and investments with continuous unrealized losses for one year or greater at September 27, 2013 were nominal. Since the Company does not intend to sell these securities and does not believe it will be required to sell any securities before they recover in value, it does not believe these declines are other-than-temporary.

On a quarterly basis, the Company reviews its marketable securities and investments to determine if there have been any events that could create a credit impairment. The increase in unrealized losses in the current year period primarily relates to the recent increase in interest rates. However, since the Company's entire investment portfolio has investment grade ratings with no indication of credit loss, the Company believes it will recover the entire amortized cost basis of these securities and does not believe these unrealized losses are other-than-temporary. Accordingly, the Company does not believe that any impairment existed with its current holdings at September 27, 2013.

The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt and equity securities and investments at September 27, 2013 and December 31, 2012 were comprised of the following (in thousands):

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	September 27, 2013
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$33,110	$—	$—	$33,110

Marketable securities
U.S. government agency notes	$47,606	$30	$—	$47,636
Corporate debt securities	65,241	24	(20)	65,245
Commercial paper	11,240	4	—	11,244
Certificates of deposit	4,050	3	(1)	4,052
	$128,137	$61	$(21)	$128,177
Investments
U.S. government agency notes	$20,471	$8	$(3)	$20,476
Foreign government notes	1,250	—	(1)	1,249
Corporate debt securities	45,188	16	(40)	45,164
	$66,909	$24	$(44)	$66,889

	December 31, 2012
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$69,389	$—	$—	$69,389

Marketable securities
U.S. government agency notes	$53,646	$22	$—	$53,668
Foreign government notes	2,000	1	—	2,001
Corporate debt securities	84,047	34	(5)	84,076
Commercial paper	7,492	5	—	7,497
Certificates of deposit	14,650	13	—	14,663
	$161,835	$75	$(5)	$161,905
Investments
U.S. government agency notes	$19,358	$20	$—	$19,378
Corporate debt securities	10,306	20	(6)	10,320
	$29,664	$40	$(6)	$29,698

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

The following table shows the fair value of the Company's financial assets at September 27, 2013 and December 31, 2012. These financial assets are comprised of the Company's available-for-sale debt and equity securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the consolidated balance sheets (in thousands):

		Fair value measurements at September 27, 2013 using:
	Total carrying value at September 27, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$33,110	$33,110	$—	$—

Marketable securities
U.S. government agency notes	$47,636	$—	$47,636	$—
Corporate debt securities	65,245	—	65,245	—
Commercial paper	11,244	—	11,244	—
Certificates of deposit	4,052	—	4,052	—
	$128,177	$—	$128,177	$—
Investments
U.S. government agency notes	$20,476	$—	$20,476	$—
Foreign government notes	1,249	—	1,249	—
Corporate debt securities	45,164	—	45,164	—
	$66,889	$—	$66,889	$—

		Fair value measurements at December 31, 2012 using:
	Total carrying value at December 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$69,389	$68,389	$1,000	$—

Marketable securities
U.S. government agency notes	$53,668	$—	$53,668	$—
Foreign government notes	2,001	—	2,001	—
Corporate debt securities	84,076	—	84,076	—
Commercial paper	7,497	—	7,497	—
Certificates of deposit	14,663	—	14,663	—
	$161,905	$—	$161,905	$—
Investments
U.S. government agency notes	$19,378	$—	$19,378	$—
Corporate debt securities	10,320	—	10,320	—
	$29,698	$—	$29,698	$—

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

(5) INVENTORY

Inventory consists of the following (in thousands):

	September 27, 2013	December 31, 2012
On-hand final assemblies and finished goods inventories	$18,895	$22,009
Deferred cost of goods sold	5,420	5,704
	24,315	27,713
Less current portion	(22,058)	(25,614)
Noncurrent portion (included in Other assets)	$2,257	$2,099

(6) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at September 27, 2013 and December 31, 2012 consist of the following (dollars in thousands):

September 27, 2013	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Intellectual property	5.00	$999	$999	$—
Developed technology	5.03	9,080	2,229	6,851
Customer relationships	5.30	6,140	2,280	3,860
Order backlog	0.33	860	860	—
Internal use software	3.00	730	264	466
	4.35	$17,809	$6,632	$11,177

December 31, 2012	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Intellectual property	5.00	$2,999	$2,199	$800
Developed technology	5.03	9,080	730	8,350
Customer relationships	5.30	6,140	702	5,438
Order backlog	0.33	860	860	—
Internal use software	3.00	730	81	649
	4.35	$19,809	$4,572	$15,237

Amortization expense for intangible assets for the three and nine months ended September 27, 2013 and September 28, 2012 was as follows (in thousands):

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended		Nine months ended		Statement of operations classification
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Intellectual property	$—	$100	$200	$300	Research and development
Developed technology	500	183	1,499	183	Cost of revenue - product
Customer relationships	526	175	1,578	175	Sales and marketing
Order backlog	—	216	—	216	Cost of revenue - product
Internal use software	61	30	183	30	Cost of revenue - product
	$1,087	$704	$3,460	$904

In connection with the preparation of its financial statements for the second quarter of fiscal 2013, the Company reviewed its intangible assets and other long-lived assets for impairment indicators. The Company determined that a triggering event had occurred relative to one of its intellectual property intangible assets that had been acquired during fiscal 2010. During the three months ended June 28, 2013, the Company discontinued its development of this technology and determined that there were no alternative uses of the technology within either its existing or future product lines. Additionally, based on the age and resulting obsolescence of such technology, the Company concluded that the fair value was nominal based on a discounted cash flow model. As a result, the Company recorded an impairment charge of $0.6 million in the three months ended June 28, 2013 to write down the carrying value of the asset to zero. This expense is included as a component of research and development expense in the Company's condensed consolidated statements of operations for the nine months ended September 27, 2013. The nonrecurring fair value measurement of the impairment of the intellectual property was categorized in Level 3 of the fair value hierarchy.

Estimated future amortization expense for the Company's intangible assets at September 27, 2013 is as follows (in thousands):

Years ending December 31,
Remainder of 2013	$1,087
2014	3,235
2015	2,367
2016	1,933
2017	1,900
Thereafter	655
$11,177

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. Other than the purchase price adjustments discussed in Note 2 and retrospectively recorded as of December 31, 2012, there were no changes to the carrying value of the Company's goodwill in the three or nine months ended September 27, 2013.

The changes in the carrying value of the Company's goodwill in the nine months ended September 28, 2012 were as follows (in thousands):

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Balance at January 1, 2012:
Goodwill	$8,168
Accumulated impairment losses	(3,106)
5,062
Acquisition of NET	27,199
Balance at September 28, 2012	$32,261

(7) ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	September 27, 2013	December 31, 2012
Employee compensation and related costs	$16,640	$15,799
Other	9,327	10,413
	$25,967	$26,212

(8) RESTRUCTURING ACCRUAL

On August 7, 2012, the Company announced that it had committed to a restructuring initiative to streamline operations and reduce operating costs by closing and consolidating certain facilities and reducing its worldwide workforce. In connection with this initiative, the Company recorded $4.8 million of restructuring expense in the nine months ended September 27, 2013, comprised of $4.5 million for severance and related costs in connection with reducing the Company's workforce and $0.3 million related to facilities. Of this amount, the Company recorded $1.2 million in the three months ended September 27, 2013 for severance and related costs; $1.7 million in the three months ended June 28, 2013, comprised of $1.4 million for severance and related costs and $0.3 million for facility costs; and $1.9 million in the three months ended March 29, 2013, primarily for severance and related costs. The Company had recorded $7.7 million of restructuring expense in the year ended December 31, 2012, of which $5.2 million remained accrued at December 31, 2012.

The table below summarizes the restructuring accrual activity for the nine months ended September 27, 2013 (in thousands):

	Balance at January 1, 2013	Initiatives charged to expense	Cash payments	Balance at September 27, 2013
Severance	$1,135	$4,478	$(3,435)	$2,178
Facilities	4,100	309	(1,102)	3,307
	$5,235	$4,787	$(4,537)	$5,485

The Company expects to complete the restructuring payments related to severance in the fourth quarter of fiscal 2014 and the payments related to facilities in fiscal 2016. The portion of restructuring payments due more than one year from the balance sheet date is included in Other long-term liabilities in the Company's condensed consolidated balance sheets. The long-term portions of accrued restructuring were $2.1 million at September 27, 2013 and $2.7 million at December 31, 2012. The Company expects to record restructuring expense of approximately $2 million in the fourth quarter of fiscal 2013.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(9) DEBT

The Company has determined that the estimated fair value of its $2.4 million of aggregate principal amount of outstanding debt due in 2014 equaled its carrying value at both September 27, 2013 and December 31, 2012. Although the debt can be publicly traded, there have been no trading transactions since 2010 and accordingly, the Company has categorized it in Level 2 within the fair value hierarchy.

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

(11) COMMON STOCK REPURCHASES

On July 29, 2013, the Company announced that its Board of Directors had authorized a stock buyback program to repurchase up to $100 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. The Company may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The buyback program may be suspended or discontinued at any time. The buyback program is being funded using the Company's working capital.

During both the three and nine months ended September 27, 2013, the Company spent $37.3 million, including transaction fees, to repurchase and retire 10.8 million shares of its common stock under the buyback program.

(12) STOCK-BASED COMPENSATION PLANS

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

The Company's 2008 Stock Incentive Plan provides for the award of stock options, SARs, restricted stock, performance-based awards and RSUs to former employees of NET who subsequently became employees of Sonus and Sonus employees hired subsequent to the NET Acquisition Date.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

On February 14, 2013, the Compensation Committee determined that eight executives of the Company, excluding Mr. Dolan, would receive their bonuses with respect to fiscal 2012 in the form of restricted shares of the Company's common stock equal to 100% of their respective target bonus amounts for fiscal 2012 (collectively, the "Executive Bonus Shares"). The number of shares granted to each executive was calculated by dividing his/her target bonus amount by the closing price of the Company's common stock on February 15, 2013, the date of grant. The Executive Bonus Shares vested 50% on August 15, 2013 and the remaining 50% will vest on February 15, 2014, contingent upon each such executive's continued employment with the Company on the last vesting date. The Company had accrued for the cash payment of bonuses at the expected company-wide cash payout percentage amount at December 31, 2012, which amounts were less than the target bonus amounts for each individual. The Company is recording the unamortized expense related to the Executive Bonus Shares as stock-based compensation expense through February 15, 2014. These shares are reported as "Granted" in the restricted stock grant table below.

On August 7, 2012, Mr. Dolan elected to receive his fiscal year 2012 bonus, if earned, in the form of restricted shares of the Company's common stock (the “Dolan Bonus Shares”). On August 10, 2012, the Company granted Mr. Dolan 421,348 Dolan Bonus Shares, which equaled Mr. Dolan's potential 2012 bonus at the maximum level of achievement (150% of Mr. Dolan's annual base salary), divided by $1.78, the closing price of the Company's common stock on the date of grant. During fiscal 2012, the Company recorded stock-based compensation expense for the Dolan Bonus Shares commensurate with the expected achievement level represented by the Company's accrual for its company-wide cash bonus program, as the performance metrics for each were consistent. The Dolan Bonus Shares represented the performance-based stock award shares reported as “Unvested balance at January 1, 2013” in the performance-based stock awards table below. On February 14, 2013, the Compensation Committee determined that Mr. Dolan had earned 280,899 Dolan Bonus Shares, of which 50% vested on August 15, 2013 and the remaining 50% will vest on February 15, 2014, subject to Mr. Dolan's continued employment with the Company on the last vesting date. The Company is recording the unamortized expense related to the Dolan Bonus Shares, including incremental expense arising from the modification of this award, through February 15, 2014. Mr. Dolan forfeited the remaining 140,449 Dolan Bonus Shares on February 14, 2013, and these shares are reported as "Forfeited" in the performance-based stock awards table below.

Certain members of the Company's Board of Directors elected to receive their annual cash retainer in shares of the

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Company's common stock in lieu of cash payments. Accordingly, the Company granted approximately 73,000 shares in the aggregate under the 2007 Plan to such members of the Board of Directors, of which approximately 40,000 shares were granted on February 15, 2013 and approximately 33,000 shares were granted on June 17, 2013. All such shares vested immediately. The shares are reported as both "Granted" and "Vested" in the restricted stock grants table below.

Stock Options

The activity related to the Company's outstanding stock options during the nine months ended September 27, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	25,116,398	$3.46
Granted	13,043,856	$2.92
Exercised	(1,166,397)	$2.01
Forfeited	(1,398,660)	$2.62
Expired	(2,312,336)	$4.78
Outstanding at September 27, 2013	33,282,861	$3.25	7.21	$16,860
Vested or expected to vest at September 27, 2013	30,487,280	$3.29	7.02	$15,294
Exercisable at September 27, 2013	14,228,903	$3.85	4.76	$5,694

The grant date fair values of options to purchase common stock granted in the three and nine months ended September 27, 2013 were estimated using the Black-Scholes valuation model with the following assumptions:

	Three months ended	Nine months ended
	September 27, 2013	September 27, 2013
Risk-free interest rate	1.51% - 1.71%	0.82% - 1.71%
Expected dividends	—	—
Weighted average volatility	57.6%	63.2%
Expected life (years)	4.5	4.5 - 6.0

Additional information regarding the Company's stock options for the three and nine months ended September 27, 2013 is as follows:

	Three months ended	Nine months ended
	September 27, 2013	September 27, 2013
Weighted average grant date fair value of stock options granted	$1.58	$1.49
Total intrinsic value of stock options exercised (in thousands)	$398	$1,185
Cash received from the exercise of stock options (in thousands)	$1,056	$2,393

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Restricted Stock Grants - Restricted Stock Awards and Restricted Stock Units

The Company's outstanding restricted stock grants consist of both restricted stock awards and RSUs. The activity related to the Company's unvested restricted stock grants for the nine months ended September 27, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2013	617,203	$2.45
Granted	1,334,086	$2.82
Vested	(634,514)	$2.56
Forfeited	(54,039)	$2.66
Unvested balance at September 27, 2013	1,262,736	$2.77

The total fair value of restricted stock grant shares that vested during the nine months ended September 27, 2013 was $1.6 million.

Performance-Based Stock Awards

The activity related to the Company's performance-based stock awards for the nine months ended September 27, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2013	421,348	$1.78
Granted	1,984,500	$2.72
Vested	(954,292)	$2.58
Forfeited	(140,449)	$1.78
Unvested balance at September 27, 2013	1,311,107	$2.62

On February 14, 2013, the Compensation Committee took certain actions regarding performance-based stock awards that had been awarded in previous years but for which the grant date criteria had not been met as of December 31, 2012. These actions included determining that a certain number of these performance-based shares would vest as of February 15, 2013 (the “Vested Performance Shares”) and subjecting the remaining performance-based shares (the “Future Performance Shares”) to further performance and service conditions. Accordingly, as of February 15, 2013 the grant date criteria were met for both the Vested Performance Shares and the Future Performance Shares and they are reported as "Granted" in the table above. The performance conditions relate to either a portion of or the full fiscal 2013 year and the service conditions were implemented through vesting schedules individually assigned to each Future Performance Share award that provide for service-based vesting through fiscal 2015. On July 26, 2013, the Compensation Committee determined that the performance conditions related to the Future Performance Shares had been satisfied based on the Company's performance for the six months ended June 28, 2013 and accordingly, all of the Future Performance Shares will vest contingent upon continued employment with the Company on the vesting dates. The Company had previously estimated that the conditions related to the Future Performance Shares would be satisfied by June 28, 2013 and had recorded expense in the first and second quarters of 2013 based on that estimate. The Company is recording the unamortized expense related to the Future Performance Shares based on the vesting dates of the respective awards.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three and nine months ended September 27, 2013 and September 28, 2012 as follows (in thousands):

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Product cost of revenue	$46	$41	$128	$130
Service cost of revenue	299	211	761	595
Research and development	903	524	2,402	1,773
Sales and marketing	1,313	500	3,631	1,458
General and administrative	1,812	1,124	6,215	2,584
	$4,373	$2,400	$13,137	$6,540

There is no income tax benefit for employee stock-based compensation expense for the three and nine months ended September 27, 2013 or September 28, 2012 due to the valuation allowance recorded.

At September 27, 2013, there was $26.7 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards. This expense is expected to be recognized over a weighted average period of approximately three years.

(13) MAJOR CUSTOMERS
The following customers each contributed 10% or more of the Company's revenue in at least one of the three or nine month periods ended September 27, 2013 and September 28, 2012:

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
AT&T Inc.	18%	*	17%	24%
Level 3 Communications	*	12%	*	*
__________________________________
* Represents less than 10% of revenue

At September 27, 2013, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 21% of the Company's accounts receivable balance. At December 31, 2012, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 25% of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(14) GEOGRAPHIC INFORMATION

The Company's classification of revenue by geographic area is determined by the location to which the product is shipped or where the services are performed. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Three months ended		Nine months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
United States	66%	76%	70%	75%
Europe, Middle East and Africa	15	13	12	10
Japan	8	*	11	9
Other Asia Pacific	7	10	5	5
Other	4	1	2	1
	100%	100%	100%	100%

* Represents less than 1% of revenue

International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next, and accordingly, historical data may not be indicative of future periods.

(15) INCOME TAXES

The Company's income tax provisions for the nine months ended September 27, 2013 and September 28, 2012 reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full year. The estimated effective rates for the nine months ended September 27, 2013 and September 28, 2012 do not include any benefit for the Company's domestic losses, as the Company has concluded that a valuation allowance on any domestic benefit is required.

In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations relating to guidance on applying tax rules to amounts paid to acquire, produce or improve tangible personal property as well as rules for materials and supplies. The Company is currently assessing these rules and the impact they will have on its consolidated financial statements, if any.

(16) COMMITMENTS AND CONTINGENCIES

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

(17) SUBSEQUENT EVENTS

On October 24, 2013, Mark T. Greenquist accepted an offer of employment as Chief Financial Officer of the Company, effective November 1, 2013.

On October 29, 2013, Maurice L. Castonguay resigned as Senior Vice President and Chief Financial Officer, effective November 1, 2013.

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

Currently, we sell our products principally through a direct sales force into the service provider market in the United States, Europe, Asia-Pacific and the Middle East and through indirect channel partners for the enterprise market. We continue to expand our presence into new geographies and markets through our relationships with regional channel partners. In May 2012, we implemented our indirect sales channel program, which is focused primarily on enterprise customers, to capture a larger percentage of the Session Border Controller (“SBC”) and Unified Communications markets into the enterprise market.

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

On August 24, 2012, we completed the acquisition of Network Equipment Technologies, Inc. (“NET”), a Delaware corporation. The financial results of NET are included in our financial results for the three and nine months ended September 27, 2013 and in the three and nine months ended September 28, 2012 subsequent to August 24, 2012.

We reported losses from operations of $2.9 million for the three months ended September 27, 2013 and $14.8 million for the three months ended September 28, 2012. We reported losses from operations of $21.0 million for the nine months ended September 27, 2013 and $32.8 million for the nine months ended September 28, 2012.

We reported net losses of $3.8 million for the three months ended September 27, 2013 and $15.6 million for the three months ended September 28, 2012. We reported net losses of $22.4 million for the nine months ended September 27, 2013 and $33.8 million for the nine months ended September 28, 2012.

Our revenue was $68.1 million in the three months ended September 27, 2013 and $57.0 million in the three months ended September 28, 2012. Our revenue was $200.6 million in the nine months ended September 27, 2013 and $179.0 million in the nine months ended September 28, 2012.

Our gross profit was $42.3 million in the three months ended September 27, 2013, $32.4 million in the three months ended September 28, 2012, $124.1 million in the nine months ended September 27, 2013 and $107.0 million in the nine months ended September 28, 2012. Our gross profit as a percentage of revenue ("total gross margin") was 62.1% in the three months ended September 27, 2013, 56.9% in the three months ended September 28, 2012, 61.9% in the nine months ended September 27, 2013 and 59.8% in the nine months ended September 28, 2012.

Our operating expenses were $45.2 million in the three months ended September 27, 2013, compared to $47.2 million in the three months ended September 28, 2012. Our operating expenses were $145.1 million in the nine months ended September 27, 2013, compared to $139.8 million in the nine months ended September 28, 2012. Our operating expenses in the current year periods include restructuring expense of $1.2 million in the three months ended September 27, 2013 and $4.8 million in the nine months ended September 27, 2013. Our operating expenses in both the three and nine months ended September 28, 2012 include $2.0 million of restructuring expenses. Our operating expenses include acquisition-related expenses of $4.1 million in the three months ended September 28, 2012 and $5.1 million in the nine months ended September 28, 2012.

We recorded stock-based compensation expense of $4.4 million in the three months ended September 27, 2013 and $2.4 million in the three months ended September 28, 2012. We recorded stock-based compensation expense of $13.1 million in the nine months ended September 27, 2013 and $6.5 million in the nine months ended September 28, 2012. The stock-based compensation actions described below increased stock-based compensation expense while reducing cash salary and bonus expenses in the three and nine months ended September 27, 2013, and we expect a similar effect throughout the remainder of fiscal 2013.

Lower portfolio yield on our investments, coupled with lower amounts invested in cash equivalents and marketable securities, resulted in lower interest income, which was also a factor in our current year three and nine month period losses, as was higher interest expense related to the subordinated notes assumed in connection with the NET acquisition.

See "Results of Operations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these changes in our revenue and expenses.

On October 24, 2013, Mark T. Greenquist accepted an offer of employment as Chief Financial Officer of the Company, effective November 1, 2013.

On October 9, 2013, we announced the Sonus SBC SWe, the industry's first software-based SBC that delivers unlimited scalability with the same advanced features and functionality found on our Sonus SBC 500 series on a virtualized platform. The Sonus SBC SWe addresses service providers' requirements for network functions virtualization and software-defined networking-enabled SBC technology to scale cloud-based delivery platforms. We believe that the SBC SWe will allow our customers to move seamlessly between hardware and software solutions with assurance that their existing communications and network investments are fully protected.

On September 4, 2013, we announced that Pamela D.A. Reeve had been appointed to our Board of Directors, expanding our Board to nine directors.

In August 2012, we announced that we were implementing a restructuring initiative to streamline operations and reduce our operating costs. In connection with this restructuring plan, we recorded $1.2 million of expense in the three months ended September 27, 2013 for severance and related costs and $4.8 million of expense in the nine months ended September 27, 2013, comprised of $4.5 million for severance and related costs and $0.3 million related to facilities.

On July 29, 2013, we announced that Maurice L. Castonguay, our Senior Vice President and Chief Financial Officer ("Mr. Castonguay"), plans to leave the Company. To facilitate an orderly transition of his duties and responsibilities, Mr. Castonguay and the Company entered into a letter agreement on July 26, 2013 under which Mr. Castonguay agreed to remain with the Company through March 31, 2014. Under the July 26, 2013 letter agreement, Mr. Castonguay agreed to continue to perform the duties and responsibilities of his current roles as Senior Vice President, Chief Financial Officer, Treasurer and Principal Accounting Officer of the Company until the earlier of (i) the time that his successor is hired, at which time Mr. Castonguay agreed to relinquish his current positions and provide transition services at the Company's request in the role of Senior Consultant - Finance through March 31, 2014 and (ii) March 31, 2014. On October 29, 2013, Maurice L. Castonguay resigned as Senior Vice President and Chief Financial Officer, effective November 1, 2013.

On July 29, 2013, we announced that Matthew Dillon would step down as Senior Vice President, Global Services and Systems Management, effective August 15, 2013.

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

On February 14, 2013, the Compensation Committee determined that eight of our executives, excluding Mr. Dolan, would receive their bonuses with respect to fiscal 2012 in the form of restricted shares of our common stock equal to 100% of their respective target bonus amounts for fiscal 2012 (collectively, the "Executive Bonus Shares"). The number of shares granted to each executive was calculated by dividing his/her target bonus amount by the closing price of our common stock on February 15, 2013, the date of grant. The Executive Bonus Shares vested 50% on August 15, 2013 and the remaining 50% will vest on February 15, 2014, contingent upon each such executive's continued employment with us on the final vesting date. We had accrued for the cash payment of bonuses at the expected company-wide cash payout percentage amount at December 31, 2012, which amounts were less than the target bonus amounts for each individual. We are recording the unamortized expense related to the Executive Bonus Shares as stock-based compensation expense through February 15, 2014.

On August 7, 2012, Mr. Dolan elected to receive his fiscal year 2012 bonus, if earned, in the form of restricted shares of our common stock (the “Dolan Bonus Shares”). On August 10, 2012, we granted Mr. Dolan 421,348 Dolan Bonus Shares, which equaled Mr. Dolan's potential 2012 bonus at the maximum level of achievement (150% of Mr. Dolan's annual base salary), divided by $1.78, the closing price of our common stock on the date of grant. During fiscal 2012, we recorded stock-based compensation expense for the Dolan Bonus Shares commensurate with the expected achievement level represented by the accrual for our company-wide cash bonus program, as the performance metrics for each were consistent. On February 14, 2013, the Compensation Committee determined that Mr. Dolan had earned 280,899 Dolan Bonus Shares, of which 50% vested on August 15, 2013 and the remaining 50% will vest on February 15, 2014, subject to Mr. Dolan's continued employment with us on the final vesting date. Mr. Dolan forfeited the remaining 140,449 Dolan Bonus Shares on February 14, 2013. We are recording the unamortized expense related to the Dolan Bonus Shares, including incremental expense arising from the modification of this award, through February 15, 2014.

Certain members of our Board of Directors elected to receive their annual cash retainer in shares of our common stock in lieu of cash payments. Accordingly, we granted approximately 73,000 shares in the aggregate under the 2007 Plan, with a total grant date fair value approximating $220,000, to such members of the Board of Directors, of which approximately 40,000 shares were granted on February 15, 2013 and approximately 33,000 shares were granted on June 17, 2013. All such shares vested immediately.

Critical Accounting Policies and Estimates

Management's discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience, knowledge of current conditions and beliefs of what could occur in the future given available information. We consider the following accounting policies to be both those most important to the portrayal of our financial condition and those that require the most subjective judgment. If actual results differ significantly from management's estimates and projections, there could be a material effect on our condensed consolidated financial statements. The significant accounting policies that we believe are the most critical include the following:

•	Revenue recognition;

•	Valuation of inventory;

•	Loss contingencies and reserves;

•	Stock-based compensation;

•	Business combinations;

•	Goodwill and intangible assets; and

•	Accounting for income taxes.

For a further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There were no significant changes to our critical accounting policies from December 31, 2012 through September 27, 2013.

Results of Operations

Three and nine months ended September 27, 2013 and September 28, 2012

Revenue. Revenue for the three and nine months ended September 27, 2013 and September 28, 2012 was as follows (in thousands, except percentages):

	Three months ended		Increase from prior year
	September 27, 2013	September 28, 2012	$	%
Product	$40,712	$33,520	$7,192	21.5%
Service	27,387	23,529	3,858	16.4%
Total revenue	$68,099	$57,049	$11,050	19.4%

	Nine months ended		Increase from prior year
	September 27, 2013	September 28, 2012	$	%
Product	$121,447	$107,517	$13,930	13.0%
Service	79,133	71,481	7,652	10.7%
Total revenue	$200,580	$178,998	$21,582	12.1%

Product revenue is comprised of sales of our communication infrastructure products. The products typically incorporated into our trunking and communication application solutions include our GSX9000 and GSX4000 Open Services Switches and our ASX Voice Application Server. The products typically incorporated into our SBC solutions include our SBC 9000 (formerly the NBS 9000), SBC 5200 (formerly the NBS 5200) and our SBC 5100, SBC 5110 and SBC 5210 Session Border Controllers. On October 9, 2013, we announced the Sonus SBC SWe, the industry's first software-based SBC that delivers unlimited scalability with the same advanced features and functionality found on our Sonus SBC 5000 series on a virtualized platform.

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

Product revenue for the three and nine months ended September 27, 2013 and September 28, 2012 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	September 27, 2013	September 28, 2012	$	%
Trunking and communication applications	$19,401	$13,126	$6,275	47.8%
SBC	21,311	20,394	917	4.5%
	$40,712	$33,520	$7,192	21.5%

	Nine months ended		Increase (decrease) from prior year
	September 27, 2013	September 28, 2012	$	%
Trunking and communication applications	$56,177	$60,449	$(4,272)	(7.1)%
SBC	65,270	47,068	18,202	38.7%
	$121,447	$107,517	$13,930	13.0%

We recognized $6.4 million of product revenue in the aggregate from 171 new customers in the three months ended September 27, 2013 and $1.8 million of product revenue in the aggregate from 40 new customers in the three months ended September 28, 2012. We recognized $12.2 million of product revenue in the aggregate from 524 new customers in the nine months ended September 27, 2013 and $4.8 million of product revenue in the aggregate from 50 new customers in the nine months ended September 28, 2012. The increase in new customers in the three and nine months ended September 27, 2013 compared to the prior year periods is primarily attributable to customers who purchased products from the former NET product portfolio. The NET products generally have a lower purchase price compared to the larger-scale Sonus products and projects. New customers are those from whom we recognize revenue for the first time in a reporting period, although we may have had outstanding orders from such customers for several years, especially for certain multi-year projects. The timing of the completion of customer projects, revenue recognition criteria satisfaction and customer payments included in multiple element arrangements may cause our product revenue to fluctuate from one period to the next.

As we had anticipated as a result of the transition of our customers and our business to SBC, our revenue from sales of our trunking and communication application products decreased in the nine months ended September 27, 2013 compared to the nine months ended September 28, 2012. This decline was offset by the growth in sales of our SBC products in the current year period compared to the same prior year period. However, revenue from sales of our trunking and communication application products increased in the three months ended September 27, 2013 compared to the three months ended September 28, 2012, primarily attributable to multiple capacity and expansion orders from several customers in the current year quarter. We believe that in future quarters the decrease in sales from our trunking and communication application products will resume as previously anticipated. We expect that our product revenue in fiscal 2013 will increase from fiscal 2012 levels, primarily due to increased sales of our SBC products resulting from our continued and increasing focus on expanding our solutions to address emerging Unified Communication and IP-based markets, such as SBC, in the enterprise and service provider markets.

Service revenue is primarily comprised of hardware and software maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three and nine months ended September 27, 2013 and September 28, 2012 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase from prior year
	September 27, 2013	September 28, 2012	$	%
Maintenance	$21,500	$18,665	$2,835	15.2%
Professional services	5,887	4,864	1,023	21.0%
	$27,387	$23,529	$3,858	16.4%

	Nine months ended		Increase from prior year
	September 27, 2013	September 28, 2012	$	%
Maintenance	$63,191	$55,994	$7,197	12.9%
Professional services	15,942	15,487	455	2.9%
	$79,133	$71,481	$7,652	10.7%

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

The following customers each contributed 10% or more of our revenue in at least one of the three or nine month periods ended September 27, 2013 and September 28, 2012:

	Three months ended		Nine months ended
Customer	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
AT&T Inc.	18%	*	17%	24%
Level 3 Communications	*	12%	*	*

* Represents less than 10% of revenue

International revenue was approximately 34% of revenue in the three months ended September 27, 2013 and approximately 24% of revenue in the three months ended September 28, 2012. International revenue was approximately 30% of revenue in the nine months ended September 27, 2013 and approximately 25% of revenue in the nine months ended September 28, 2012. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue will fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $12.0 million at September 27, 2013 and $6.7 million at December 31, 2012. Our deferred service revenue was $34.9 million at September 27, 2013 and $42.0 million at December 31, 2012. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

Cost of Revenue/Gross Profit. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross margin for the three and nine months ended September 27, 2013 and September 28, 2012 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	September 27, 2013	September 28, 2012	$	%
Cost of revenue
Product	$15,415	$11,768	$3,647	31.0%
Service	10,420	12,839	(2,419)	(18.8)%
Total cost of revenue	$25,835	$24,607	$1,228	5.0%
Gross margin
Product	62.1%	64.9%
Service	62.0%	45.4%
Total gross margin	62.1%	56.9%

	Nine months ended		Increase (decrease) from prior year
	September 27, 2013	September 28, 2012	$	%
Cost of revenue
Product	$42,844	$31,988	$10,856	33.9%
Service	33,662	40,019	(6,357)	(15.9)%
Total cost of revenue	$76,506	$72,007	$4,499	6.2%
Gross margin
Product	64.7%	70.2%
Service	57.5%	44.0%
Total gross margin	61.9%	59.8%

The decrease in product gross margin in the three months ended September 27, 2013 compared to the three months ended September 28, 2012 was primarily due to higher manufacturing-related costs, which decreased our product gross margin by approximately two percentage points, and product and customer mix, which decreased our product gross margin by approximately one percentage point. Higher manufacturing-related costs in the current year quarter were primarily comprised of higher employee-related and freight charges; however, the margin impact of these higher costs was partially offset by the impact of higher revenue in the current year quarter.

The decrease in product gross margin in the nine months ended September 27, 2013 compared to the nine months ended September 28, 2012 was primarily due to higher manufacturing-related costs, which reduced our product gross margin by approximately three percentage points, and product and customer mix, which reduced our product gross margin by approximately two percentage points. The decrease in product margin related to higher manufacturing-related costs was primarily attributable to higher third-party manufacturing costs resulting from the inclusion of NET's historically higher contract manufacturing costs in the current year period, which reduced our gross margin by approximately two percentage points, and other manufacturing-related costs, which decreased our product gross margin by approximately one percentage point. The decrease in product gross margin related to product and customer mix was primarily the result of the inclusion in the nine months ended September 28, 2012 of a significant higher margin transaction which contributed to the higher product gross margin in the prior year period, coupled with the inclusion of NET's historically lower product gross margins in the current year period.

The increase in service gross margin in the three months ended September 27, 2013 compared to the three months ended September 28, 2012 was primarily due to lower fixed service costs coupled with higher service revenue, which increased our service gross margin by approximately nine percentage points, and lower third-party service costs, which increased our service gross margin by approximately seven percentage points.

The increase in service gross margin in the nine months ended September 27, 2013 compared to the nine months ended September 28, 2012 was primarily due to higher service revenue coupled with lower fixed service costs, which increased our service gross margin by approximately eight percentage points, lower-third party service costs, which increased our service gross margin by approximately five percentage points, and a decrease in other service costs, primarily travel and related expenses, which increased our service gross margin by approximately one percentage point.

The decrease in our fixed service costs in both the three and nine months ended September 27, 2013 compared to the three and nine months ended September 28, 2012 was primarily attributable to the impact of our recent restructuring initiatives.

We believe that our total gross margin over the next few years will be 60% or greater.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses for the three and nine months ended September 27, 2013 and September 28, 2012 were as follows (in thousands, except percentages):

			Increase from prior year
	September 27, 2013	September 28, 2012	$	%
Three months ended	$16,566	$15,612	$954	6.1%
Nine months ended	$52,086	$51,094	$992	1.9%

The increase in research and development expenses in the three months ended September 27, 2013 compared to the three months ended September 28, 2012 is attributable to $1.1 million of higher employee-related expenses and $0.4 million of higher product development (third-party development, prototype and test equipment) expenses, partially offset by a net decrease of $0.5 million in other research and development expenses. The increase in employee-related expenses in the three months ended September 27, 2013 is the result of $0.7 million of higher bonus expense and $0.4 million of higher stock-based compensation expense.

The increase in research and development expenses in the nine months ended September 27, 2013 compared to the nine months ended September 28, 2012 is attributable to $1.1 million of higher depreciation expense primarily related to equipment and $0.8 million of higher employee-related expense. These increases were partially offset by $0.8 million of lower expense for product development and a net decrease of $0.1 million in other research and development expenses. The increase in employee-related expenses in the nine months ended September 27, 2013 is the result of $0.8 million of higher bonus expense and $0.6 million of higher stock-based compensation expense, partially offset by $0.6 million of net reductions in other employee-related expenses.

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

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three and nine months ended September 27, 2013 and September 28, 2012 were as follows (in thousands, except percentages):

			Increase from prior year
	September 27, 2013	September 28, 2012	$	%
Three months ended	$18,291	$17,613	$678	3.8%
Nine months ended	$58,596	$56,339	$2,257	4.0%

The increase in sales and marketing expenses in the three months ended September 27, 2013 compared to the three months ended September 28, 2012 is attributable to $0.5 million of higher marketing and trade show expenses, $0.4 million of higher employee-related expenses, $0.3 million of higher amortization expense related to the intangible assets arising from our acquisition of NET and $0.2 million of higher consulting expenses. These increases were partially offset by $0.7 million of lower expense related to evaluation equipment at customer sites, which was attributable to more conversions of customer evaluation equipment to revenue than new evaluation equipment shipments in the period. The increase in employee-related expenses was attributable to $0.8 million of higher stock-based compensation expense and $0.5 million of higher commissions expense, partially offset by $0.5 million of lower salary expense and $0.4 million of net reductions in other employee-related expenses.

The increase in sales and marketing expenses in the nine months ended September 27, 2013 compared to the nine months ended September 28, 2012 is attributable to $1.4 million of higher marketing and trade show expenses, $1.4 million of higher amortization expense related to the intangible assets arising from our acquisition of NET and $0.3 million of net increases in other sales and marketing expenses. These increases were partially offset by $0.8 million of lower expense related to evaluation equipment at customer sites, which was attributable to more conversions of customer evaluation equipment to revenue than new evaluation equipment shipments in the period.

We believe that our sales and marketing expenses will increase in fiscal 2013 from fiscal 2012 levels, primarily attributable to increased personnel and related costs, including such costs attributable to the inclusion of a full year of expenses for NET, as well as our investment in our expanded sales and marketing programs.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and audit and professional fees. General and administrative expenses for the three and nine months ended September 27, 2013 and September 28, 2012 were as follows (in thousands, except percentages):

			Increase from prior year
	September 27, 2013	September 28, 2012	$	%
Three months ended	$9,178	$7,939	$1,239	15.6%
Nine months ended	$29,621	$25,302	$4,319	17.1%

The increase in general and administrative expenses in the three months ended September 27, 2013 compared to the three months ended September 28, 2012 is attributable to $0.8 million of higher employee-related expenses and $0.7 million of higher professional fees, partially offset by $0.3 million of net decreases in other general and administrative expenses. The increase in employee-related expenses is attributable to $0.7 million of higher stock-based compensation expense and $0.4 million of higher bonus expense, partially offset by $0.3 million of lower salary expense.

The increase in general and administrative expenses in the nine months ended September 27, 2013 compared to the nine months ended September 28, 2012 is attributable to $2.2 million of higher employee-related expenses, $0.3 million of higher expense related to reserves for accounts receivable, $0.3 million of higher expense related to foreign currency translation, $0.2 million of higher professional fees and $1.3 million of net increases in other general and administrative expenses. The increase in employee-related expenses is attributable to $3.6 million of higher stock-based compensation expense, partially offset by $0.9 million of lower salary expense and $0.4 million of net decreases in other employee-related expenses.

The changes in stock-based compensation expense and salary expense were expected due to the equity-based actions described in the Overview section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

We believe that our general and administrative expenses will increase in fiscal 2013 compared to fiscal 2012 levels, primarily due to higher stock-based compensation expense.

Acquisition-Related Expenses. Acquisition-related expenses include those costs related to the acquisition of NET that would otherwise not have been incurred by us. These costs are primarily comprised of professional and service fees, such as legal, audit, consulting, transfer agent and other fees, and expenses related to cash payments to former NET executives under their NET change of control agreements. We recorded acquisition-related expenses of $4.1 million in the three months ended September 28, 2012, comprised of $2.1 million related to change of control agreements and $2.0 million of professional and services fees. We recorded acquisition-related expenses of $5.1 million in the nine months ended September 28, 2012, comprised of $3.0 million of professional and services fees and $2.1 million related to change of control agreements. We did not record acquisition-related expenses in either the three or nine months ended September 27, 2013.

Restructuring Expense. On August 7, 2012, we announced that we had committed to a restructuring initiative to streamline operations and reduce operating costs by closing and consolidating certain facilities and reducing our worldwide workforce. In connection with this ongoing initiative, we recorded $4.8 million of restructuring expense in the nine months ended September 27, 2013, comprised of $1.2 million in the three months ended September 27, 2013, $1.7 million in the three months ended June 28, 2013 and $1.9 million in the three months ended March 29, 2013. The amount recorded in the three months ended September 27, 2013 is for severance and related costs in connection with reducing our workforce. The amount recorded in the three months ended June 28, 2013 is comprised of $1.4 million for severance and related costs and $0.3 million of facility costs to adjust our estimate of future sublease income. The amount recorded in the three months ended March 29, 2013 primarily represents severance and related costs in connection with reducing our workforce. We expect to record restructuring expense of approximately $2 million in the fourth quarter of fiscal 2013.

In both the three and nine months ended September 28, 2012, we recorded restructuring expense of $2.0 million , comprised of $1.9 million to reduce our workforce and $0.1 million related to the consolidation of our offices in France.

Interest Income, net. Interest income and interest expense for the three and nine months ended September 27, 2013 and September 28, 2012 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	September 27, 2013	September 28, 2012	$	%
Interest expense	$(23)	$(159)	$(136)	(85.5)%
Interest income	84	179	(95)	(53.1)%
Interest income, net	$61	$20	$41	205.0%

	Nine months ended		(Decrease) from prior year
	September 27, 2013	September 28, 2012	$	%
Interest expense	$(71)	$(167)	$(96)	(57.5)%
Interest income	360	624	(264)	(42.3)%
Interest income, net	$289	$457	$(168)	(36.8)%

Interest expense in the three and nine months ended September 27, 2013 relates to interest on the debt assumed in connection with the acquisition of NET and interest on capital lease obligations. Interest expense in the three and nine months ended September 28, 2012 relates to interest on the debt assumed in connection with the acquisition of NET for the period subsequent to the acquisition and interest on capital lease obligations. Interest income consists of interest earned on our cash equivalents, marketable debt securities and long-term investments. The decrease in interest income, net, in the current year periods compared to the prior year periods is attributable to a lower average portfolio yield in the current year.

Income Taxes. We recorded provisions for income taxes of $1.7 million in the nine months ended September 27, 2013 and $1.4 million in the nine months ended September 28, 2012. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year. The provision for the nine months ended September 27, 2013 also includes the tax effect of the amortizable goodwill arising from the acquisition of NET.

The provisions for income taxes for the nine months ended September 27, 2013 and September 28, 2012 represent forecasted tax expense on the earnings of our foreign operations. Our effective tax rate for both nine-month periods was less than the statutory federal and state rates due to the existence of a valuation allowance on our domestic losses.

In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations relating to guidance on applying tax rules to amounts paid to acquire, produce or improve tangible personal property as well as rules for materials and supplies. We are currently assessing these rules and the impact they will have on our consolidated financial statements, if any.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Nine months ended
	September 27, 2013	September 28, 2012	Change
Net loss	$(22,391)	$(33,782)	$11,391
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities	27,352	16,548	10,804
Changes in operating assets and liabilities	25,573	(10,848)	36,421
Net cash provided by (used in) operating activities	$30,534	$(28,082)	$58,616
Net cash (used in) provided by investing activities	$(11,145)	$17,163	$(28,308)
Net cash used in financing activities	$(34,390)	$(22,116)	$(12,274)

Our cash, cash equivalents, marketable securities and long-term investments totaled $267.5 million at September 27, 2013 and $279.6 million at December 31, 2012. We had cash and short-term investments held by our foreign subsidiaries aggregating approximately $9 million at September 27, 2013 and approximately $7 million at December 31, 2012. We do not intend to repatriate these funds, and as such, they are not available to fund our domestic operations. If we were to repatriate the funds, they would likely be treated as income for U.S. tax purposes, fully offset by our net operating losses. We do not believe this has a material impact on our liquidity.

On July 29, 2013, we announced that our Board of Directors has authorized a stock buyback program to repurchase up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by our management based on their evaluation of market conditions and other factors. We may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The buyback program may be suspended or discontinued at any time. The buyback program is being funded using our working capital. As of September 27, 2013, we had repurchased and retired 10.8 million shares for $37.3 million in the aggregate, including transaction fees. This amount is included in financing activities in our condensed consolidated statement of cash flows for the nine months ended September 27, 2013.

Our operating activities provided $30.5 million of cash in the nine months ended September 27, 2013, compared to $28.1 million of cash used in the nine months ended September 28, 2012.

Cash provided by operating activities in the nine months ended September 27, 2013 was primarily the result of lower accounts receivable, other operating assets and inventory, as well as higher accounts payable. These amounts were partially offset by lower accrued expenses and other long-term liabilities and deferred revenue. The decrease in accounts receivable primarily reflects our focus on cash collections and the decrease in other operating assets was primarily related to lower prepaid expenses. Our increased focus on maintaining appropriate inventory levels was the primary contributor to the decrease in inventory. The decrease in accrued expenses and other long-term liabilities was primarily related to lower taxes payable, accruals for the employee stock purchase plan and other accrued expenses, partially offset by increases in accruals for employee compensation and related costs and restructuring. Our net loss, adjusted for non-cash items such as depreciation, amortization, impairment charges and stock-based compensation, provided $5.0 million of cash.

Cash used in operating activities in the nine months ended September 28, 2012 was primarily the result of lower deferred revenue, accrued expenses and other long-term liabilities, and accounts payable, as well as higher other operating assets and inventory. These amounts were partially offset by lower accounts receivable. The decrease in accrued expenses and other long-term liabilities primarily reflects income tax payments. The increase in other operating assets is primarily related to pre-payments of royalties, licenses and maintenance. The increase in inventory levels is primarily due to purchases of materials to fulfill our expected shipments in the near term. The decrease in accounts receivable primarily reflects our continued focus on cash collections, coupled with lower revenue. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, used $17.2 million of cash.

Our investing activities used $11.1 million of cash in the nine months ended September 27, 2013, comprised of $6.6 million of net purchases of marketable securities and $4.5 million of investments in property and equipment.

Our investing activities provided $17.2 million of cash in the nine months ended September 28, 2012, comprised of $60.5 million of net maturities of marketable securities, partially offset by $35.5 million of cash paid, net of cash acquired, for the acquisition of NET on August 24, 2012 and $7.8 million of investments in property and equipment.

Our financing activities used $34.4 million of cash in the nine months ended September 27, 2013, comprised of $37.3 million for the repurchase of common stock under our previously announced stock buyback program, $1.2 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.1 million for payments on our capital leases for office equipment. These amounts were partially offset by $2.4 million of proceeds from the exercise of stock options and $1.9 million of proceeds from the sale of our common stock in connection with our Amended and Restated 2000 Employee Stock Purchase Plan ("ESPP").

Our financing activities used $22.1 million of cash in the nine months ended September 28, 2012, comprised of $23.7 million for the settlement of the 7 3/4% redeemable convertible subordinated debentures assumed in connection with the acquisition of NET, $0.2 million of cash used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.1 million for payments on our capital leases for office equipment. These amounts were partially offset by $1.7 million of proceeds from the sale of our common stock in connection with our ESPP and $0.2 million of proceeds from the exercise of stock options.

Based on our current expectations, we believe our current cash, cash equivalents, marketable debt securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months, including any future stock repurchases under the aforementioned stock buyback program. It is difficult to predict future liquidity requirements with certainty. The rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to improve our controls environment, for other general corporate activities and to vigorously defend against existing and potential litigation. See Note 16 to our condensed consolidated financial statements for a description of our contingencies.

Recent Accounting Pronouncements

On July 18, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of a Liability for an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists ("ASU 2013-11"), which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss ("NOL") carryforward, a similar tax loss or a tax credit carryforward exists. The FASB's objective in issuing ASU 2013-11 is to eliminate diversity in practice resulting from a lack of guidance on this topic in current GAAP. ASU 2013-11 requires that an entity present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss or a tax credit unless certain conditions exist. ASU 2013-11 is effective for us beginning January 1, 2014. We do not expect the adoption of ASU 2013-11 to have an impact on our consolidated financial statements, as we currently apply the methodology prescribed by ASU 2013-11.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 27, 2013.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 27, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

We are often a party to disputes and legal proceedings that we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material effect on our business or consolidated financial statements.

Item 1A.    Risk Factors

We have revised our discussion of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended December 31, 2012. The following discussion includes one revised risk factor ("We will not be successful if we do not grow our customer base, especially since our revenue has historically been generated from a limited number of customers and per-order revenue from orders placed by the majority of our new customers is generally lower than the per-order revenue generated from our historical sales. Additionally, if we are unable to generate recurring business from our existing customers, our consolidated financial statements could be materially and adversely affected.") that reflects a material development subsequent to the discussion of risk factors included in our most recent Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2013. Except for the one risk factor noted above, there have been no material changes in our assessment of our risk factors from those set forth in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2013. For convenience, all of our risk factors are included below.

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

We incurred net losses in the first three quarters of fiscal 2013, as well as in fiscal 2012, fiscal 2011 and fiscal 2010. We may incur additional net losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

We will not be successful if we do not grow our customer base, especially since our revenue has historically been generated from a limited number of customers and the per-order revenue from orders placed by the majority of our new customers is generally lower than the per-order revenue generated from our historical sales. Additionally, if we are unable to generate recurring business from our existing customers, our consolidated financial statements could be materially and adversely affected.

Prior to our acquisition of NET on August 24, 2012, we had shipped our products to a limited number of customers. Since the acquisition of NET, the number of customers to whom we have shipped our products has increased significantly. However, due to the nature of the former NET products, in general, the per-order revenue from orders placed by the majority of our new customers is lower than the per-order revenue generated from our historical sales. Our future success will depend on our ability to attract additional customers beyond our current customer base. In fiscal 2012, one customer, AT&T, contributed more than 10% of our revenue, representing approximately 20% of our revenue. In fiscal 2011, two customers, Bahamas Telecommunications Company Ltd. and AT&T, each contributed more than 10% of our revenue, representing approximately 26% of our revenue in the aggregate. Factors that may affect our ability to grow our customer base include the following:

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

In August 2012, we announced that we were implementing a restructuring initiative to streamline operations and reduce our operating costs. To date, this restructuring plan has resulted in a workforce reduction of approximately 180 people worldwide. In connection with this action, we recorded restructuring expense of $12.5 million to date, comprised of $4.4 million for the consolidation of certain facilities, $7.8 million for severance and related costs and $0.3 million for the write-off of assets associated with the headcount reduction and facilities consolidations. During fiscal 2010 and 2009, we had a number of restructuring activities, including office closings and lay-offs. These restructurings and any future restructurings, should it become necessary for us to continue to restructure our business due to worldwide market conditions or other factors that reduce the demand for our products and services, could adversely affect our ability to execute our business strategy in a number of ways, including through:

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

The market for technology stocks has been, and will likely continue to be, volatile. The following factors could cause the market price of our common stock to fluctuate significantly:

•	addition or loss of any major customer;

•	continued significant declines in customer spending in the media gateway trunking business;

•	consolidation and competition in the telecommunications industry;

•	changes in the financial condition or anticipated capital expenditure purchases of any existing or potential major customer;

•	economic conditions for the telecommunications, networking and related industries;

•	quarterly variations in our bookings, revenues and operating results;

•	changes in financial estimates by securities analysts;

•	speculation in the press or investment community;

•	announcements by us or our competitors of significant contracts, new products or acquisitions, distribution partnerships, joint ventures or capital commitments;

•	activism by any single large stockholder or combination of stockholders;

•	sales of common stock or other securities by us or by our stockholders in the future;

•	securities and other litigation;

•	repurchases under our stock buyback program;

•	announcement of a stock split, reverse stock split, stock dividend or similar event; and/or

•	emergence or adoption of new technologies or industry standards.

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

In the past nine months, we have switched from five contract manufacturers to three contract manufacturers without any supply disruption. Additionally, we had switched from one single-source manufacturer to another in 2009 as well as in 2011 without any supply disruptions during either of these transitions. However, any future changes to or consolidations of our current contract manufacturers could lead to material shortages or delays in the supply of our products. In the event we elect to continue to consolidate and/or change any of our manufacturers, qualifying a new contract manufacturer to commence commercial scale production or consolidating to a reduced number of contract manufacturers are expensive and time-consuming activities and could result in a significant interruption in the supply of our products. If a change in contract manufacturers results in delays in our fulfillment of customer orders or if a contract manufacturer fails to make timely delivery of orders, we may lose revenues and suffer damage to our customer relationships.

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

On July 29, 2013, the Company announced that Maurice L. Castonguay, the Company's Senior Vice President and Chief Financial Officer, plans to leave the Company, effective March 31, 2014. Matthew Dillon, our former Senior Vice President, Global Services and Systems Management, departed the Company effective August 15, 2013. We had two executive departures in fiscal 2012: the departures of our Senior Vice President of Engineering and Chief Technology Officer in August 2012 and our Vice President of Human Resources in September 2012. We had three executive departures in fiscal 2011: the departure of our Chief Financial Officer and our Vice President of Product Operations, both in August 2011, and the departure of our Vice President of Engineering and Chief Architect in April 2011. While we have since hired replacements and promoted certain individuals, there is always a risk of uncertainty and instability relating to our ability to find highly qualified successors for certain executive positions and to transition the duties and responsibilities of any departing key executive in an orderly manner.

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

Under generally accepted accounting principles, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Our intangible assets increased by approximately $17 million as a result of our acquisition of NET. Goodwill, which increased by approximately $27 million as a result of our acquisition of NET, is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, significant change in circumstances relative to a large customer, significant decline in our stock price for a sustained period and decline in our market capitalization to below net book value.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities
The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
June 29, 2013 - July 26, 2013	47,337	$3.62	—	$—
July 27, 2013 - August 23, 2013	10,633,977	$3.43	10,495,800	$63,999,994
August 24, 2013 - September 27, 2013	344,468	$3.62	296,094	$62,925,537
Total	11,025,782	$3.44	10,791,894	$62,925,537

(1) Upon vesting of restricted stock awards, our employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. During the third quarter of fiscal 2013, 233,888 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

(2) Consists of purchases pursuant to a stock buyback program announced on July 29, 2013, under which our Board of Directors has authorized the repurchase of up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions (the "2013 Buyback Program"). The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. We may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The 2013 Buyback Program may be suspended or discontinued at any time. The 2013 Buyback Program is being funded using our working capital.

(3) Consists of amounts that remain available for repurchases under the 2013 Buyback Program.

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
Employment Agreement between Sonus Networks, Inc. and Mark T. Greenquist, accepted October 24, 2013 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed October 29, 2013 with the SEC).

31.1	*	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

_______________________________________

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 31, 2013	SONUS NETWORKS, INC.

By:	/s/ Maurice L. Castonguay
Maurice L. Castonguay Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
10.1	+
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
Employment Agreement between Sonus Networks, Inc. and Mark T. Greenquist, accepted October 24, 2013 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed October 29, 2013 with the SEC).

31.1	*	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

_______________________________________

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.