Form 10-K
period 2013-12-31
SONUS NETWORKS INC
filed 2014-02-28
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $529,226,000 based on the closing price for the Common Stock on the NASDAQ Global Select Market on June 28, 2013. As of February 14, 2014, there were 266,388,259 shares of common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Registrant's 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

SONUS NETWORKS, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2013

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, plans and objectives of management for future operations and plans for future product development and manufacturing are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in these forward-looking statements are discussed in Item 1A., "Risk Factors" of Part I and Items 7 and 7A., "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk," respectively, of Part II of this Annual Report on Form 10-K. Also, any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which this Annual Report on Form 10-K was first filed. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.
References in this Annual Report on Form 10-K to "Sonus," "Sonus Networks," "Company," "we," "us" and "our" are to Sonus Networks, Inc. and its subsidiaries, collectively, unless the context requires otherwise.

PART I

Item 1. Business

Overview

Sonus helps many of the world's leading communications service providers and enterprises embrace the next generation of Session Initiation Protocol ("SIP")-based solutions, including Voice over Internet Protocol ("VoIP"), video and Unified Communications ("UC") through secure, reliable and scalable Internet Protocol ("IP") networks. With customers around the globe and more than 15 years of experience transforming networks to IP, Sonus enables service providers and enterprises to capture and retain users and generate significant related return on investment. Sonus products include session border controllers ("SBCs"), policy/routing servers, media and signaling gateways and network analytics tools. Sonus products are supported by a global services team with experience in design, deployment and maintenance of some of the world's largest IP networks.

Our solutions enable the delivery of real time communication applications over IP infrastructure with the same performance and quality level historically delivered from legacy voice time-division multiplexing ("TDM") technologies. Our original flagship product, the GSX9000 VoIP softswitch, helped usher in the VoIP revolution by providing a carrier-class IP telephony switch that would support the transition from circuit-switched to IP-based network communications. Other products soon followed, such as the Sonus ASX Feature Server and the Sonus PSX Centralized Routing & Policy Server, that allowed communications service providers to replace high-cost circuit-based and space-consuming network equipment with smaller and more cost-efficient IP-based servers. We leveraged this expertise in managing and scaling large VoIP networks and introduced one of the industry's first SBCs to address the growing need for secure interconnection between private communications networks and the public Internet.

Today we provide communication solutions to service providers and, increasingly, to enterprises that enable them to protect, secure and unify their real time communications infrastructures. Our solutions enable our customers to seamlessly link and leverage multivendor, multiprotocol communications systems and applications across their networks, around the world and in a rapidly changing ecosystem of IP-enabled devices such as smartphones and tablets. Our solutions help our customers realize the intended value and benefits of UC platforms by enabling disparate communications environments, commonplace in most enterprises today, to work seamlessly together. Likewise, Sonus solutions facilitate the evolution to cloud-based delivery of UC solutions.

We have traditionally sold our products principally through global direct sales, with additional sales support from regional channel partners throughout the world. In 2012, we launched an expanded channel partner program, the Sonus Partner Assure Program, to expand our coverage of the service provider and enterprise markets. Our customers include AT&T, Belgacom ICS, BT Group, CenturyLink, COLT, KDDI, Level 3, Orange, Softbank Corporation, TalkTalk, Tata Communications, T-Systems Business Services (a division of Deutsche Telekom Group), Verizon, Vonage and XO Communications.

In concert with the Sonus Partner Assure Program, we enhanced our flagship SBC 5200 to be more enterprise- and channel-centric and launched a new SBC, the SBC 5100, to address the requirements for smaller office and branch office requirements for VoIP and SIP deployments. The acquisition of Network Equipment Technologies, Inc. ("NET") in August 2012 also provided Sonus with strong expertise in the Microsoft Lync market and a presence in the U.S. federal government market. Today, Sonus has more Lync-qualified SBCs than any other vendor. In October 2013 we introduced the industry’s first software-based SBC architected with unlimited scalability and advanced features, the Sonus SBC SWe (Software edition). On February 24, 2014, we announced our new Sonus SBC 7000 SBC (the "SBC 7000"), which is designed to address scalability requirements for real-time, multimedia communications with the capability to license up to 150,000 sessions. The SBC 7000 is purpose-built to support emerging services such as high definition ("HD") voice and video, Voice over Long-Term Evolution ("VoLTE") and Rich Communications Services ("RCS").

Our SBC products are the fastest growing segment of our business, addressing the needs of mid- to large-sized enterprises from core infrastructures to branch offices, as well as the full spectrum of communications services providers, both large and small.

On February 19, 2014, we completed the acquisition of Performance Technologies, Incorporated ("PT"), a Delaware corporation. We believe that this acquisition will enable us to expand and diversify our portfolio with an integrated, virtualized

Diameter and SIP-based solution and deliver strategic value to service providers seeking to offer new multimedia services through mobile, cloud-based, real-time communications.

Industry Background

The single greatest capital cost for telecommunications service providers has been and continues to be their infrastructures. In order to leverage these capital investments and deliver new services like triple-play (voice, television and Internet) bundles, service providers must consolidate their infrastructure from the costly, legacy Public Switched Telephony Network ("PSTN") infrastructures into the more efficient and flexible IP-based network models which we believe are driving their revenue growth objectives. Migrating from the PSTN to IP reduces costs by enabling the consolidation of voice, video and data on a single IP-based networking infrastructure.

The shift from PSTN- to IP-based communications began around 1996 and was driven by the desire of communications service providers to deliver new IP data services to grow their revenue. For most telecommunications service providers, the move to IP-based network communications presumed a strategic, phased migration. This strategy typically involved deploying VoIP-based network equipment to enable the inter-networking between legacy TDM infrastructures and the new IP-based infrastructures. As a result, service providers typically operate hybrid networks that feature a mix of old (TDM) and new (IP/SIP) technology. The interoperability of these technologies introduced several issues, such as security, call control and quality of service requirements, that had to be addressed over a converged IP network that now carried not just data, but voice and multimedia data streams as well. Our original solution portfolio focused almost exclusively on helping telecommunications service providers successfully transition from TDM to all-IP communications while reducing costs and increasing revenue opportunities. As IP-to-IP communications have become more common, our main product focus has naturally shifted from core network switching to SBCs.

While we anticipate that TDM-to-IP interoperability will remain a core requirement of communications networks for many years to come, communications service providers and enterprises face a new generation of potentially disruptive market trends, including cloud-based communications, UC, Bring Your Own Device/Application ("BYOD/A"), Software Defined Networking ("SDN") and Network Functions Virtualization ("NFV"). Although hosted communications have been available for years, hosting them in the cloud represents a unique opportunity for service providers. This is a key trend currently affecting both enterprises and service providers. Local and long-distance voice, video, Interactive Voice Response ("IVR") systems and call recording are just a few examples of applications that are beginning to be delivered in this manner. Another key trend affecting enterprises and service providers is the demand by users for the unification of communication modalities such as voice, instant messaging ("IM"), short message service ("SMS"), video and web-sharing. A third key trend primarily impacts enterprises and their ability to support the explosion of communications devices (e.g., tablets, smartphones, laptops) and third-party applications in the workforce. Another key trend, which is around SDN and NFV, is the decoupling of the network software from the hardware such that certain network functionality, such as the SBC is able to be run as software on commercial, off-the-shelf platforms or, alternatively, can be hosted within other network elements. The primary benefit of this trend for service providers is that it allows them to more rapidly innovate and deploy new applications, service and infrastructure to meet their customers' evolving needs. We believe our SBC and policy solutions are designed to help enterprises and service providers effectively address these trends.

Network Requirements and the Sonus Solutions

The introduction of the Sonus GSX9000 Open Services Switch helped to change the perception that VoIP was an inferior alternative to the PSTN. That original commitment to quality, found in all of our solutions today, can be summed up in five solution attributes: Reliability, Scalability, Interoperability, Security and Simplicity.

Reliability. Communications service providers and enterprises operate complex, mission-critical networks. Our products are designed to offer the highest levels of quality and reliability, including:

•	Full redundancy, designed for 5-nine's (99.999%) availability;

•	Quality of service equal or superior to the PSTN;

•	System hardware designed to comply with Network Equipment Building System ("NEBS") standards Level 3;

•	Interworking between numerous signaling and media formats to support multivendor, global networks; and

•	Sophisticated security, network monitoring and analytics capabilities.

Scalability. Communications service providers and enterprises face challenging scalability requirements, with communications networks that may support tens or even hundreds of thousands of simultaneous sessions. To be economically attractive, new infrastructure investments must compare favorably with existing networks in terms of performance, cost per port, space occupation, power consumption and cooling requirements. Our products scale simply and cost-effectively from a handful of sessions to hundreds of thousands of simultaneous sessions. In addition, our equipment offers unparalleled density and requires significantly less space, power and cooling compared to legacy systems and is therefore more cost-efficient to operate.

Interoperability. New network infrastructure equipment and software must often sustain the full range of network communications standards, supporting both data networking protocols as well as telephony protocols. Infrastructure solutions must also integrate seamlessly with existing operations support systems. Our products are designed to be compatible with a wide range of voice and data networking standards and interfaces, including:

•	SS7 and other telephony signaling protocols, including numerous country variants, number translations (e.g., ENUM and DNS) and intelligent services routing;

•	Call signaling standards such as SIP and its variants: BICC, MGCP and H.323;

•	Narrowband and Wideband media encoding/decoding formats and standards such as G.711 and G.722;

•	All bearer interfaces over both packet- and circuit-based bearers such as TDM, Optical and Ethernet;

•	Management and accounting interfaces such as Radius, Diameter, SNMP and AMA; and

•	Interoperability with enterprise systems including Private Branch eXchanges ("PBXs"), IVR applications and Microsoft Lync Server.

Security. IP communications networks must be secure against both internal and external attacks. Our SBCs and other networking products provide robust network security through a variety of methods including endpoint authentication, signaling and media encryption, prevention of denial-of-service (DoS) and distributed DoS attacks, Network Address Translation firewall support and user-defined security policies such as whitelisting and blacklisting.

Simplicity. Our products are built on the idea of a simple, flexible architecture that allows communications service providers and enterprises to quickly deploy them individually in specific roles (e.g., as a standalone SBC) or collectively in broader solutions such as international gateways and SIP core networks. This is accomplished through our unique, centralized SIP architecture as well as our commitment to third-party interoperability testing and certification, adherence to industry standards and our industry-leading global services organization.

Sonus Products

At December 31, 2013, our products included the following:

Sonus Session Border Controllers
Our complete portfolio of SBCs addresses the network requirements for small, medium and large businesses as well as regional and global communications service providers. SBCs are the fastest-growing segment of our business, and today Sonus offers a broad range of SBCs that scale from a handful of SIP sessions to hundreds of thousands of sessions, and collectively represent the largest number of Lync-certified SBCs from any vendor on the market.

We currently offer eight different SBC products:

•	Sonus SBC 1000 for small businesses and branch offices that require performance of up to 160 concurrent SIP sessions in a standalone SBC;

•	Sonus SBC 2000 for mid-size enterprises, branch offices and regional Points of Presence ("PoPs") that require performance of up to 600 concurrent SIP sessions in a standalone SBC;

•	Sonus SBC 5100/5110 for enterprises and service providers that require performance of up to 10,000 concurrent SIP sessions in a standalone SBC;

•	Sonus SBC 5200/5210 for enterprises and large national/global service providers that require performance of up to 64,000 concurrent SIP sessions in a standalone SBC;

•	Sonus SBC 9000 for large enterprises and service providers that require a hybrid gateway/SBC solution for a mix of TDM and IP voice traffic;

•	SBC VX, a hybrid solution sold to the U.S. government and its agencies;

•	Sonus SBC SWe (Software edition), a software-based SBC for virtual environments, remote deployments and instances where virtualized software-based implementations are required; and

•	Sonus SBC 7000 for real-time, multimedia communications with the capability to license up to 150,000 sessions.

Sonus GSX9000 Open Services Switch and Sonus GSX4000 Open Services Switch
The Sonus GSX9000 Open Services Switch, or the GSX9000, bridges IP and TDM networks by converting any type of voice signal into IP packets and transmitting those IP packets over a data network. It then converts whatever type of signal is necessary to be deposited back onto non-IP networks and delivers such signal to its intended destination. The GSX9000 is designed to deliver voice quality that is equal or superior to that of the legacy circuit-switched public network. Further, it supports multiple voice encoding schemes used in circuit switches and delivers a number of other voice compression algorithms. The GSX9000 scales to very large configurations, such as those required by large national service providers. A single GSX9000 shelf can support up to 22,000 simultaneous calls, while a single GSX9000 in a multiple-shelf configuration can support 100,000 or more simultaneous calls. The GSX9000 also operates with our PSX Policy & Routing Server and with softswitches and network products offered by other vendors. The Sonus GSX4000 Open Services Switch allows service providers and enterprises to realize the benefits of the GSX9000 in a smaller form factor.

Sonus PSX Policy & Routing Server
The Sonus PSX Policy & Routing Server, or the PSX, is the central routing and policy engine for our softswitch and distributed SBC solutions. The PSX plays an integral role in many of our network deployments, and provides both the call routing intelligence and policy intelligence for SIP sessions across the network. The PSX is unique in that it can act as a central control and provisioning point for hundreds of switches or SBCs, resulting in significant operational savings for our customers. The PSX is based upon a modular architecture that is designed for high performance and scalability, as well as interoperability with third-party gateways, devices and services. The PSX is an all-IP component and can perform most IP-based database lookups natively. The core PSX platform is also extensible through applications to address solutions such as Least Cost Routing, Number Portability and Breakout Gateway Control Functions (for hybrid IP Multimedia Subsystem networks).

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

•	Sonus Element Management System for centralized management and provisioning of Sonus network elements; and

•	Sonus DataStream Integrator for integration of call detail records with back-office billing and accounting systems.

Sonus Global Services

Sonus Global Services offers professional consulting and services that support our industry-leading IP communications solutions. Through a wide range of service offerings, our consultants provide the skill and expertise to help communications service providers and enterprises transform their communications networks, from network engineering and design through network integration and commissioning to network operations. These service offerings accelerate our customers' return on investment, optimize their operational capability, enhance their network's performance and health, and help them generate new revenue. In addition to end-to-end design, integration and deployment services, our Global Services team offers customized engagements, training workshops, interoperability/verification testing and around-the-clock technical support worldwide.

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

In addition to global solution support teams, at December 31, 2013, Sonus Global Services maintained regional technical assistance centers located in Westford (Massachusetts), Tokyo and Prague and had customer test and support centers located in Richardson, Texas and Bangalore, India.

Sonus Market Strategy

Sonus sees opportunity in the cloud as enterprise-based UC infrastructures move to being delivered from cloud-based delivery infrastructures. The trend toward cloud-based communications is driven by many market factors and requires infrastructure investment by the enterprises who buy cloud services as well as the communications service providers who deliver cloud services. Our SBCs, installed in service provider networks, enable service providers to deliver high quality real time communication services when delivered across and between multiple service provider infrastructures. Additionally, our SBCs, installed at the edge of service providers' networks, allow service providers to securely and seamlessly deliver consolidated voice and data services to enterprises through SIP trunking services.

We expect that communications service providers will look to a variety of ways to monetize their SIP trunking services by offering new cloud services, including hosted and managed UC infrastructure and applications. We also anticipate that service providers will expand their cloud-based real time communication services, further driving a need for SIP-based infrastructure equipment. We are partnering with companies such as BroadSoft whose products allow service providers to increase their cloud application offerings while using our SBCs and our policy solutions to facilitate the integration of their networks and offerings.

We currently sell our SBCs to enterprise customers for use at both the core and the edge of their networks, which allows them to set up a secure IP network with their service providers consolidate dial plans and routing services and enable evolution of their legacy PBX infrastructures. In adopting cloud-based services, we expect that enterprises will continue to leverage their premise-based assets (e.g., PBXs) and, as such, will continue to need strong interworking and policy management to enable the cloud- and premise-based components to work together seamlessly. We believe that enterprises are also seeking to enable UC solutions in their networks and Microsoft Lync to continue to increase their communications productivity. Sonus currently offers the broadest portfolio of Lync-qualified SBCs to enable enterprises to integrate Lync with existing PBXs or even facilitate the migration from a PBX to Lync. Additionally, we have strong certified channel partners that continue to support customers' migrations to Lync.

We plan to continue developing new solutions internally and through partnerships that allow our customers to stay ahead of the rapid technology shifts in the communications industry. Following are some key principles driving our product evolution:

Expand our solutions to address emerging IP-based markets, such as session border control. The transformation of legacy TDM networks to all-IP networks has created requirements for security, peering and media manipulation as well as an opportunity for creating IP-to-IP services at the network edges. The requirements for security and peering go far beyond the legacy functionality of SBCs and include not only the operator's requirements for a border gateway to other IP networks, but also a wide variety of requirements associated with the need for enterprises to control their own IP networks. The multimedia nature of these emerging services also provides an opportunity for us to create innovative services at the edge of the network, both individually and with the help of partners such as BroadSoft, F5 and Juniper Networks. The evolution of our SBC product family empowers operators to address all of the above requirements and enables them to create unique IP-IP services.

Expand and broaden our customer base by targeting specific market segments, such as enterprises and wireless operators. We plan to penetrate additional customer segments and believe that new and incumbent service providers will build out their VoIP infrastructures at different rates. The next-generation communications service providers, who are relatively unencumbered by legacy equipment, have been initial purchasers of our equipment and software. Other newer entrants, including wireless operators, cable operators and Internet service providers, or ISPs, have also been early adopters of certain of our products. Moreover, incumbents, including interexchange carriers, regional Bell operating companies and international operators, are adopting packet voice technologies. Large enterprises are often operating voice networks as complex as a small to mid-sized service provider, and believe that our products are a good match for their needs for secure, reliable and scalable communication. We also expanded our SBC portfolio with several products in 2012, which are designed with the needs of the small and medium business customer in mind.

Expand our global sales, marketing, support and distribution capabilities. As a primary supplier of network infrastructure solutions to Tier 1 service providers (a service provider that can reach every other network on the Internet without purchasing IP transit), we require a strong worldwide presence. We have an established sales presence throughout North America, Europe, Asia/Pacific, the Middle East, Africa, and Central/South America. We augment our global direct sales force by working with international partners in key markets around the world. In 2013, we expanded our partner program, the Sonus Partner Assure Program, into a two-tiered structure to better support our growing and diverse community of SBC channel resellers. As of December 31, 2013, we had 286 partners enrolled in the Sonus Partner Assure Program worldwide.

Leverage our technology leadership to attract and retain key communications service providers. As one of the first companies to offer carrier-class IP network solutions, we have worked with many of the world's leading communications service providers to help them develop their next-generation, IP-based multimedia networks. We expect service providers to select vendors that deliver leading technology and can maintain that technology leadership. We believe that our solutions are an integral part of our customers' network architecture and we will continue to help these customers move forward as their networks grow and evolve. By working closely with leading service providers, we gain valuable knowledge about their requirements, and we will continue to use this knowledge to enhance our existing products and create new products that address the most important requirements of network operators globally.

Sonus Customers

In 2012, we saw a significant increase in the number of enterprise customers and the number of SBCs sold as a percentage of our total solutions revenue, and this increase continued throughout 2013. Our SBC product revenue was $97.4 million in 2013, $67.6 million in 2012 and $37.9 million in 2011, representing increases of 44.1% in 2013 compared to 2012 and 78.6% in 2012 compared to 2011.

To date, our solutions are deployed in many of the world's leading service provider and enterprise networks, including AT&T, Belgacom, BT Group, Cable & Wireless, CenturyLink, CITIC 1616, Global Crossing, KDDI, KVH, Level 3, NTT Communications, Orange Business Services, Softbank Corporation, TalkTalk, T-Systems Business Services (a division of Deutsche Telekom Group), Verizon and XO Communications.

The table below provides information regarding our customers who accounted for 10% or more of our revenue for the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013	2012	2011
Bahamas Telecommunications Company Ltd.	*	*	14%
AT&T	15%	20%	12%

* Represents less than 10% of revenue.

Sales and Marketing

We sell our products principally through a direct sales force and, in some markets, through or with the assistance of distributors and resellers such as AT&T, Arrow S3, Dimension Data, Nissho Electronics Corporation (Japan), Orange Business Systems, ScanSource, TSG, Sumitomo Corporation (Japan), Verizon and Westcon. In 2012, we established our channel partner program, Sonus Partner Assure, to serve particular markets and provide our customers with opportunities to purchase our products in combination with related services and products. In 2013, we continued to add partners to our Sonus Partner Assure Program.

Product Research and Development

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology into new products and maintaining comprehensive product and service offerings. Our research and development process leverages innovative technology in response to market data and customer feedback. In 2012, we introduced differentiated products to address market and customer needs, including the Sonus SBC 5100 Session Border Controller. In addition, we completed the acquisition of Network Equipment Technologies, Inc. (NET) and have incorporated their SBC products into our product SBC portfolio as the Sonus SBC 1000 and the Sonus SBC 2000. In 2013, we introduced the first software-based SBC to feature advanced capabilities and unlimited scalability, the Sonus SBC SWe (Software edition).

We have assembled a team of highly skilled engineers with significant telecommunications and networking industry experience. Our engineers have experience in and with leading wireline and wireless telecommunications equipment suppliers, computer data networking and multimedia companies. Our engineering effort is focused on SBC product development, new applications and network access features for enterprises, solutions to support Unified and cloud-based communications services and next-generation wireless technologies. At December 31, 2013, we maintained research and development offices in Massachusetts, California and New Jersey in the United States; Bangalore, India and Swindon, United Kingdom. We have made, and intend to continue to make, a substantial investment in research and development.

Our research and development expenses were $69.6 million for the year ended December 31, 2013, $67.3 million for the year ended December 31, 2012 and $64.4 million for the year ended December 31, 2011.

Competition

The market for voice and multimedia network equipment remains competitive worldwide, but there are historical regional differences in services, regulations and business practices among sub-markets that can benefit individual vendors. Regardless of the region, the overall market is subject to rapid technological change, affected by new product introductions, changing customer demands, industry consolidation and other market activities of industry participants. To compete effectively, we must deliver innovative products that are easy to use and deploy, provide extremely high reliability and quality, scale easily and efficiently, interoperate with existing network infrastructures and multivendor solutions, provide effective network management, are accompanied by comprehensive customer support and professional services, provide a cost-effective and space-efficient solution for enterprises and service providers and meet price competition from low-cost equipment providers. We expect competition to persist and intensify in the future. Our primary sources of competition include vendors of networking and telecommunications equipment, such as AudioCodes Ltd., Cisco Systems, Inc., Ericsson LM Telephone Company, GENBAND Inc., Huawei Technologies Co. Ltd., Metaswitch and Oracle Corp. (who acquired Acme Packet, Inc. in 2013).

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

At December 31, 2013, we held 110 U.S. patents with expiration dates ranging from May 2014 through October 2031, and had 29 patent applications pending in the United States. While we have one patent that is set to expire within the next two years, the expiration of this individual patent is not expected to have a material effect on our financial position or future operations since this patent does not relate to our current business strategy and therefore is not of material value to us. In addition, at December 31, 2013, we held 33 foreign patents with expiration dates ranging from June 2019 through October 2027, and had 17 patent applications pending abroad. We also have a number of registered trademarks in the United States, including Sonus, the Sonus logo, GSX9000, NetAssure, NetEng, NetScore, Promina and Tenor and have one pending trademark application in the United States. In addition to the protections described above, we seek to safeguard our intellectual property by:

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

Please see generally the risks that are more fully discussed in “Item 1A. Risk Factors” for risks related to our intellectual property.

Manufacturing

As of December 31, 2013, we outsourced the manufacturing of our products to three manufacturers. Our contract manufacturers provide comprehensive manufacturing services, including assembly and testing of our products and procurement of component materials on our behalf. We believe that outsourcing our manufacturing enables us to preserve working capital, allows for greater flexibility in meeting changes in demand and enables us to be more responsive in delivering products to our customers. At present, we purchase products from our contract manufacturers on a purchase order basis.

We and our contract manufacturers currently purchase several key components of our products, including commercial digital signal processors, from single or limited sources. We purchase these components on a purchase order basis.

Please see generally the risks that are more fully discussed in “Item 1A. Risk Factors” for risks related to our manufacturing operations.

Backlog

We sell products and services pursuant to purchase orders issued under master agreements that provide standard terms and conditions that govern the general commercial terms and conditions of the sale. These agreements typically do not obligate customers to purchase any minimum or guaranteed quantities, nor do they generally require upfront cash deposits. At any given time, we have orders for products that have not yet been shipped and for services (including our customer support obligations) that have not yet been performed. We also have orders relating to products that have been delivered and services that have been performed but have not yet been accepted by the customer under the applicable purchase terms. We include both of these situations in our calculation of backlog. A backlogged order may not result in revenue in the quarter in which it was booked, and the actual revenue recognized in a quarter may not equal the total amount of related backlog. Therefore, we do not believe that our backlog, as of any particular date, is necessarily indicative of actual revenue for any future period. In addition, we expect to derive a greater percentage of our revenue in the future from the enterprise market and through sales channels where speed of fulfillment is essential to winning business. Consequently, we expect to derive a lower percentage of our business from large service provider orders that are delivered over multiple quarters and years and we expect our backlog to decrease as a result. Our backlog was approximately $115 million at December 31, 2013 and approximately $152 million at December 31, 2012.

Employees

At December 31, 2013, we had a total of 1,059 employees. Our employees are not represented by any collective bargaining agreement. We believe our relations with our employees are good.

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

Our classification of revenue by geographic area is determined by the location of our customers. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Year ended December 31,
	2013	2012	2011
United States	69%	68%	60%
Europe, Middle East and Africa	12	13	12
Japan	12	14	11
Other Asia Pacific	5	4	2
Other	2	1	15
	100%	100%	100%

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

We incurred net losses in 2013 as well as in 2012 and 2011. We may incur additional net losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

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

Prior to our acquisition of NET on August 24, 2012, we had shipped our products to a limited number of customers. In connection with our acquisition of NET, we began selling the SBC 1000 (formerly the NET UX 1000), the SBC 2000 (formerly the NET UX 2000) and the SBC VX, a hybrid solution (formerly the NET VX). The SBC 1000 provides SBC SIP communication capability to the enterprise branch and small and medium businesses, while the SBC 2000 provides SBC SIP communications capability to the enterprise branch and medium to large businesses. The SBC VX is sold to small, medium and large enterprises that require a hybrid solution. Since the acquisition of NET, the number of customers to whom we have shipped our products has increased significantly. However, due to the nature of the former NET products, in general, the per-order revenue from orders placed by the majority of our new customers is lower than the per-order revenue generated from our historical sales.

Our future success will depend on our ability to attract additional customers beyond our current customer base. In 2013 and 2012, one customer, AT&T, contributed more than 10% of our revenue, representing approximately 15% of our revenue in 2013 and 20% of our revenue in 2012. In 2011, two customers, Bahamas Telecommunications Company Ltd. and AT&T, each contributed more than 10% of our revenue, representing approximately 26% of our revenue in the aggregate. Factors that may affect our ability to grow our customer base include the following:

•	economic conditions that discourage potential new customers from making the capital investments required to adopt new technologies;

•	deterioration in the general financial condition of service providers and enterprises, or their ability to raise capital or access lending sources; and

•	new product introductions by our competitors.

If we are unable to expand our customer base, we will be forced to rely on generating recurring revenue from existing customers, which may not be successful. We expect to derive an increasing percentage of our revenue from engagements with our distribution, value-added resellers ("VAR") and systems integration partners; however, in the foreseeable future, the majority of our revenue will continue to depend on sales of our products to a limited number of existing customers or sales to customers with lower per-order revenue than those generated from our historical sales. Factors that may affect our ability to generate recurring revenues from our existing customers include the following:

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

We continue to enhance our sales strategy, which we expect will include more significant engagements with distribution, value-added resellers and systems integration partners to resell our products. Disruptions to, or our failure to effectively develop and manage, these partners and the processes and procedures that support them could adversely affect our ability to generate revenues from the sale of our products. If we do not have adequate personnel, experience and resources to manage the relationships with these partners and to fulfill our responsibilities under such arrangements, such shortcomings could lead to the decrease of the sales of our products and our operating results could suffer.

We continue to enhance our sales strategy, which we expect will include more significant engagements with distribution and VAR channel partners to resell our products. In addition, some of our target customers, including the U.S. federal government, rely on systems integrators to incorporate new equipment or services into their networks. Our future success is dependent upon establishing and maintaining successful relationships with a variety of value-added distribution, VAR and systems integration partners. While we have begun the process of identifying and entering into agreements with software application, system integrator and OEM or resale partners, we will need to increase our engagement with such partners for us to be successful. We may also need to pursue strategic partnerships with vendors who have broader technology or product offerings in order to compete with end-to-end solution providers. In addition, many of the enterprise markets we are pursuing require a broad network of resale partners in order to achieve effective distribution.

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

In addition, we recognize some of our revenue based on a sell-through model using information provided by our partners. If those partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely affected. We may also experience financial failure of our partners, which could result in our inability to collect accounts receivable in full.

In 2012, the macro-environment for our media gateway trunking business faced significant declining revenues that happened faster than we were anticipating. In 2013, we continued to experience significant declines in customer spending in our media gateway trunking business. Even though we continue to transform our company from a media gateway trunking business to an SBC business, we remain dependent upon our voice infrastructure products, and our revenues will continue to depend upon their commercial success for the foreseeable future. If the market for these products continues to significantly decline and if our SBC sales do not accelerate as quickly as we forecast, our operating results could suffer.

While we continue to transform our company from a media gateway trunking business to an SBC business, our current revenues still depend upon the commercial success of our TDM-to-IP and our all-IP voice infrastructure products and solutions, and we believe this will remain true for the foreseeable future. Product revenue from sales of our trunking and communications applications products was $69.8 million for the year ended December 31, 2013, $85.7 million for the year ended December 31, 2012 and $116.5 million for the year ended December 31, 2011, which represented decreases of 18.5% in year 2013 compared to 2012 and 26.4% in 2012 compared to 2011. If the market for these products continues to significantly decline and if our SBC sales to not accelerate as quickly as we forecast, our operating results could suffer.

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

In August 2012, we announced that we were implementing a restructuring initiative to streamline operations and reduce our operating costs. In connection with this action, we recorded restructuring expense of $13.1 million in the aggregate in 2013 and 2012, comprised of $4.4 million for the consolidation of certain facilities, $8.4 million for severance and related costs and $0.3 million for the write-off of assets associated with the headcount reduction and facilities consolidations. This restructuring and any future restructurings, should it become necessary for us to continue to restructure our business due to worldwide market conditions or other factors that reduce the demand for our products and services, could adversely affect our ability to execute our business strategy in a number of ways, including through:

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

If we fail to realize the anticipated benefits from our acquisition of Performance Technologies, Incorporated on a timely basis, or at all, our business and financial condition may be adversely affected.

We may fail to realize the anticipated benefits from our acquisition of Performance Technologies, Incorporated (“PT”) on a timely basis, or at all, for a variety of reasons, including the following:

•	problems or delays in assimilating or transitioning to Sonus the acquired operations, systems, processes, controls, technologies, products or personnel;

•	loss of acquired customer accounts;

•	unanticipated costs associated with the acquisition;

•
failure to identify in the due diligence process or assess the magnitude of certain liabilities we are assuming in the acquisition, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes due, a loss of anticipated tax benefits, significant issues with product quality or development or other adverse effects on our business or consolidated financial statements;

•	multiple or overlapping product lines as a result of the acquisition that are offered, priced and supported differently, which could cause customer confusion and delays;

•	higher than anticipated costs in continuing support and development of acquired products;

•	diversion of management’s attention from our core business and the challenges of managing larger and more widespread operations from the acquisition;

•	adverse effects on existing business relationships of Sonus or PT with respective suppliers, licensors, contract manufacturers, customers, distributors, resellers and industry experts;

•	significant impairment, exit and/or restructuring charges if the products or technologies acquired in the acquisition do not meet our sales expectations or are unsuccessful;

•	insufficient revenue to offset increased expenses associated with the acquisition;

•	risks associated with entering markets in which we have no or limited prior experience;

•	potential loss of PT’s or our own employees; and/or

•	failure to properly integrate internal controls and financial systems of the combined companies.

If we are not able to successfully manage these issues, the anticipated benefits and efficiencies of the PT acquisition may not be realized fully or at all, or may take longer to realize than expected, and our ability to compete, our revenue and gross margins and our results of operations may be adversely affected.

The acquisition of PT may result in restructuring charges that could adversely affect the financial results of the combined company.

The financial results of Sonus and PT as a combined company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with the combination. The amount and timing of these possible charges are not yet known. The price of our common stock could decline to the extent the combined company’s financial results are materially affected by these charges.

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

One factor that significantly affects our operating results is the impact of economic conditions on the willingness of our current and potential customers to make capital investments. Given the general uncertainty as to continued economic growth during the current post-recessionary global economy, we believe that customers continue to be cautious about sustained economic growth and have tried to maintain or improve profitability through cost control and constrained capital spending, which places additional pressure on IT departments to demonstrate acceptable return on investment. Some of our current or prospective customers may cancel or delay spending on the development or roll-out of capital and technology projects with us due to the continuing economic uncertainty and, consequently, our results of operations may be adversely affected. In addition, the current uncertain worldwide economic environment and fragile financial markets make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand, which could result in an inability to satisfy demand for our products and a loss of market share. Our revenues are likely to decline in such circumstances and our profit margins could erode, or we could incur significant losses.

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

Competition in the telecommunications market is intense. This market has historically been dominated by large incumbent telecommunications equipment companies, such as Ericsson LM Telephone Company and Huawei Technologies Co. Ltd., all of which are our direct competitors. We also face competition from other telecommunications and networking companies, including AudioCodes Ltd., Cisco Systems, Inc., GENBAND Inc., Metaswitch and Oracle Corporation, that design competing products. These or other competitors may also merge, intensifying competition. Additional competitors with significant financial resources may enter our markets and further intensify competition.

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

Our business could be jeopardized if we are unable to protect our intellectual property; additionally, in some jurisdictions, our rights may not be as strong as we currently enjoy in the United States.

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

Claims that our current or future products infringe or misappropriate the proprietary rights of others could adversely affect our ability to sell those products and cause us to incur additional costs.

Substantial litigation over intellectual property rights exists in the telecommunications industry. We expect that we could be increasingly subject to third-party infringement claims as our revenue increases, the number of competitors grows and the functionality of products and technology in different industry segments overlaps. Third parties may currently have, or may eventually be issued, patents on which our current or future products or technologies may infringe. For example, there has been an increase in the industry of third-party infringement claims brought by Non-Practicing Entities, also known as patent trolls.

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

Patent litigation, regardless of its outcome, will likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, patent litigation may cause negative publicity, adversely impact prospective customers, cause product shipment delays, prohibit us from manufacturing, marketing or selling our current or future products, require us to develop non-infringing technology, make substantial payments to third parties or enter into royalty or license agreements, which may not be available on acceptable terms or at all. If a successful claim of infringement were made against us in a particular patent litigation and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our revenue may decrease substantially and we could be exposed to significant liability. A court could enter orders that temporarily, preliminarily or permanently enjoin us or our customers from making, using, selling, offering to sell or importing our current or future products, or could enter an order mandating that we undertake certain remedial activities. Although historically our costs to defend lawsuits relating to indemnification provisions in our product agreements have been insignificant, the costs may be significant in future periods.

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

•	challenging pricing environments in highly competitive new markets;

•	foreign currency exchange controls, restrictions on repatriation of cash and changes in currency exchange rates;

•	potentially adverse tax consequences; and

•	political, social and economic instability, including as a result of the current fragility of global financial markets, health pandemics or epidemics and/or acts of war or terrorism.

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

During 2013, we reduced from five contract manufacturers to three contract manufacturers without any supply disruption. With the acquisition of PT, we have added one additional contract manufacturer such that we are currently working with four contract manufacturers. Additionally, we switched from one single-source manufacturer to another in 2009 as well as in 2011 without any supply disruptions during either of these transitions. However, any future changes to or consolidations of our current contract manufacturers could lead to material shortages or delays in the supply of our products. In the event we elect to continue to consolidate and/or change any of our manufacturers, qualifying a new contract manufacturer to commence commercial scale production or consolidating to a reduced number of contract manufacturers are expensive and time-consuming activities and could result in a significant interruption in the supply of our products. If a change in contract manufacturers results in delays in our fulfillment of customer orders or if a contract manufacturer fails to make timely delivery of orders, we may lose revenues and suffer damage to our customer relationships.

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

Reliance on our suppliers exposes us to potential supplier production difficulties, quality variations and unforeseen price increases. Our customers rely upon our ability to meet committed delivery dates, and any disruption in the supply of key components would seriously adversely affect our ability to meet these dates and could result in loss of customers, harm to our ability to attract new customers, or legal action by our customers. Defense-expedite rated orders from the U.S. federal government, which by law receive priority, can also interrupt scheduled shipments to our other customers. Additionally, any unforeseen price increases could reduce our profitability or force us to increase our prices, which could result in a loss of customers or harm our ability to attract new customers and could have a material adverse effect on our consolidated financial statements.

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

We had two executive departures in 2013: on October 29, 2013, Maurice L. Castonguay resigned as the Company's Senior Vice President and Chief Financial Officer, effective November 1, 2013, and Matthew Dillon, our former Senior Vice President, Global Services and Systems Management, departed the Company effective August 15, 2013. We had two executive departures in 2012: the departures of our Senior Vice President of Engineering and Chief Technology Officer in August 2012 and our Vice President of Human Resources in September 2012. We had three executive departures in 2011: the departure of our Chief Financial Officer and our Vice President of Product Operations, both in August 2011, and the departure of our Vice President of Engineering and Chief Architect in April 2011. While we have since hired replacements and promoted certain individuals, there is always a risk of uncertainty and instability relating to our ability to find highly qualified successors for certain executive positions and to transition the duties and responsibilities of any departing key executive in an orderly manner.

If in the future we do not have a sufficient number of shares available to issue to our employees, the limited number of shares we could issue may impact our ability to attract, retain and motivate key personnel.

We historically have used stock options and restricted stock as a significant component of our employee compensation program in order to align our employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. In 2007, our stockholders approved a stock incentive plan which includes a limited amount of shares to be granted under such plan. In 2010, our stockholders approved amendments to this plan to, among other things, increase the number of shares of our common stock that may be granted under this plan from 14,902,701 to 34,902,701. More recently, in 2013, our stockholders approved an amendment to this plan to increase the number of shares of our common stock that may be granted under this plan by 21,000,000, from 34,902,701 to 55,902,701. Additionally, in connection with the acquisition of NET, we assumed NET's 2008 Stock Incentive Plan, which provides for the award of stock options, restricted stock, performance-based awards and stock appreciation rights to Sonus employees who were previously NET employees and Sonus employees hired after August 24, 2012, the NET acquisition date. In connection with the acquisition of PT, we assumed PT's 2001 Stock Option Plan, 2003 Omnibus Incentive Plan and 2012 Omnibus Incentive Plan. PT's 2001 Stock Option Plan had expired for purposes of new options by its terms on May 31, 2011 but was assumed by us solely for the purpose of administering any outstanding options under this plan. Meanwhile, PT's 2003 Omnibus Incentive Plan was assumed by us solely for the purpose of administering any outstanding awards under such plan as of the PT closing. PT's 2012 Omnibus Incentive Plan provides for the award of stock options, restricted stock, stock appreciation rights and other stock-based awards to Sonus employees who were previously PT employees and Sonus employees hired after February 19, 2014, the PT acquisition date. All unissued shares reserved for further issuance under such plans will be substituted with shares of our common stock.

When the number of shares available for grant under our stock incentive plans becomes insufficient for our needs, it is not certain that our stockholders will approve an increase in the number of shares that we are authorized to issue under such plans. The limited number of shares available for use as equity incentives to employees may make it more difficult for us to attract, retain and motivate key personnel.

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

A portion of our revenue is generated from sales to U.S. federal government agencies, which is a new line of business for us due to our acquisition of NET in 2012 and our acquisition of PT on February 19, 2014. Disruptions to, or our failure to effectively develop, manage and maintain our government customer relationships could adversely affect our ability to generate revenue from the sales of certain of our products. Further, such government sales are subject to potential delays and cutbacks, require specific testing efforts, and impose significant compliance obligations.

A portion of our total revenue from product sales comes from contracts with U.S. federal government agencies. None of our current government contracts include long-term purchase commitments. Government sales is a new line of business for us due to our acquisition of NET in 2012 and our acquisition of PT on February 19, 2014, and disruptions to, or our failure to effectively develop, manage and maintain our government customer relationships, could adversely affect our ability to generate revenue from the sales of our products.

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

The Department of Defense ("DOD") has issued specific requirements for IP networking products for features and interoperability. In order for a vendor's product to be used to connect to the DOD network, that product must pass a series of significant tests and be certified by the Joint Interoperability Test Command (“JITC”). Certain of our products obtained in the acquisition of NET are already certified by JITC. We have recently submitted all of the requisite paperwork to begin the process of testing of the SBC5000 product at JITC. However, if we are unable to obtain JITC certification as needed, our DOD sales, and hence our revenue and results of operations, may suffer.

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

The telecommunications industry has experienced consolidation, including the acquisitions of Acme Packet, Inc. and Tekelec by Oracle Corporation in 2013, and we expect this trend to continue. Consolidation among our customers may cause delays or reductions in capital expenditure plans and/or increased competitive pricing pressures as the number of available customers declines and the relative purchasing power of customers increases in relation to suppliers. Any of these factors could adversely affect our business.

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

Most of our sales are on an open credit basis, with typical payment terms of 30 to 60 days. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe our customers can pay and maintain reserves we believe are adequate to cover exposure for doubtful accounts. However, there can be no assurance that our open credit customers will pay the amounts they owe to us or that the reserves we maintain will be adequate to cover such credit exposure. Our customers' failure to pay and/or our failure to maintain sufficient reserves could have a material adverse effect on our consolidated financial statements. Additionally, in the event that turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business and consolidated financial statements.

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

Despite our security procedures and those of our third-party providers, our information systems and those of our third-party service providers may be vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access, modify or delete our or our customers' proprietary information. Information technology system failures, including a breach of our or our third-party providers' data security measures, or the theft or loss of laptops, other mobile devices or electronic records used to back up our systems or our third-party providers' systems, could result in an unintentional disclosure of customer, employee or our information or otherwise disrupt our ability to function in the normal course of business by potentially causing, among other things, delays in the fulfillment or cancellation of customer orders or disruptions in the manufacture or shipment of products or delivery of services, any of which could have a material adverse effect on our operating results. Such consequences could be exacerbated if we or our third-party providers are unable to adequately recover critical systems following a systems failure.

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

A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements, taxation rules and varying interpretations of accounting pronouncements or taxation rules have occurred in the past and may occur in the future. The change to existing rules, future changes, if any, or the need for us to modify a current tax position may adversely affect our reported financial results or the way we conduct our business. For example, a new revenue recognition standard is expected to be issued in the first half of 2014 which could be effective for companies as early as 2015, and could have a material impact on our consolidated financial statements.

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

Under generally accepted accounting principles, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Our intangible assets increased by approximately $17 million in 2012 as a result of our acquisition of NET. Goodwill, which increased by approximately $27 million as a result of our acquisition of NET, is tested for impairment at least annually. Additionally, we expect our goodwill to increase as a result of the recently completed acquisition of PT. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, significant change in circumstances relative to a large customer, significant decline in our stock price for a sustained period and decline in our market capitalization to below net book value.

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

We have a significant research and development center in Bangalore, India and have increased headcount and development activity at this facility. The employees at this facility consist principally of research and development personnel. There is no assurance that our reliance upon development resources in India will enable us to achieve meaningful cost reductions or greater resource efficiency. Further, our development efforts and other operations in India involve significant risks, including:

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

In August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Securities and Exchange Commission adopted new requirements for companies that use certain minerals and derivative metals (referred to as "conflict minerals" regardless of their actual country of origin) in their products. These metals, which include tantalum, tin, gold and tungsten, are central to the technology industry and are present in our products as component parts. As a result, we are required to investigate and disclose whether or not the conflict minerals that are used in our products originated from the Democratic Republic of the Congo or adjoining countries. There will be costs associated with these investigation and disclosure requirements, in addition to the potential costs of changes to products, processes or sources of supply as a consequence of such activities. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Also, we may face reputational challenges if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement or if we are unable to replace any conflict minerals used in our products that are sourced from the Democratic Republic of the Congo or adjoining countries, as there may not be any acceptable alternative sources of the conflict minerals in question or alternative materials that have the properties we need for our products. We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier and we may have to write off inventory in the event that it cannot be sold. These changes could also have an adverse impact in our ability to manufacture and market our products.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Our corporate headquarters is located in a leased facility in Westford, Massachusetts, consisting of 97,500 square feet under a lease that expires in August 2018. In addition to our corporate headquarters, we maintained, as of December 31, 2013, the following active facilities:

Location	Principal use	Square footage (approximate)	Lease expiration
Fremont, California	Sales and customer support	97,700	December 2016*
Bangalore, India	Engineering/development	71,500	January 2016
Richardson, Texas	Customer support	23,700	January 2015
Freehold, New Jersey	Engineering/development	16,500	December 2017
Dulles, Virginia	Sales and customer support	14,600	August 2019
Tokyo, Japan	Sales and customer support	7,200	September 2015
Swindon, United Kingdom	Engineering/development and customer support	5,800	December 2014
Schaumburg, Illinois	Engineering/development	4,700	October 2019

__________________________________

* 2013 and 2012 restructuring expense included charges related to approximately two-thirds of this facility.

As of December 31, 2013, we also leased short-term office space in Australia, Bangladesh, China, the Czech Republic, France, Germany, Hong Kong, India, Malaysia, New Zealand, Singapore, Taiwan, the United Arab Emirates and the United Kingdom. We believe our existing facilities are adequate for our current needs and that suitable additional space will be available as needed.

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

	High	Low
Fiscal 2013
First quarter	$2.84	$1.76
Second quarter	$3.57	$1.98
Third quarter	$3.82	$2.83
Fourth quarter	$3.56	$2.68
Fiscal 2012
First quarter	$3.11	$2.35
Second quarter	$3.00	$2.01
Third quarter	$2.23	$1.56
Fourth quarter	$1.96	$1.36

Holders

At February 15, 2014, there were approximately 487 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends and have no present intention to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of our common stock during the fourth quarter of 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
September 28, 2013 to October 25, 2013	—	$—	—	$62,925,537
October 26, 2013 to November 22, 2013	3,198,033	$2.88	3,191,573	$53,743,305
November 23, 2013 to December 31, 2013	4,545,041	$2.87	4,531,427	$40,746,568
Total	7,743,074	$2.87	7,723,000	$40,746,568

(1) Upon vesting of restricted stock awards, our employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. During the fourth quarter of 2013, 20,074 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

(2) Consists of purchases pursuant to a stock buyback program announced on July 29, 2013, under which our Board of Directors has authorized the repurchase of up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions (the "2013 Buyback Program"). The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. We may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The 2013 Buyback Program does not have a fixed expiration date but may be suspended or discontinued at any time. The 2013 Buyback Program is being funded using our working capital.

(3) Consists of amounts available for repurchases under the 2013 Buyback Program.

Performance Graph

The following performance graph compares the cumulative total return to stockholders for our common stock for the period from December 31, 2008 through December 31, 2013 with the cumulative total return over the same period on the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The comparison assumes an investment of $100 on December 31, 2008 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends, if any. The performance shown is not necessarily indicative of future performance.

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

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Year ending December 31.

	December 31,
	2008	2009	2010	2011	2012	2013
Sonus Networks, Inc.	$100.00	$133.54	$168.99	$151.90	$107.59	$199.37
NASDAQ Composite	$100.00	$144.88	$170.58	$171.30	$199.99	$283.39
NASDAQ Telecommunications	$100.00	$137.81	$148.84	$131.52	$136.58	$189.00

ITEM 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
Consolidated Statement of Operations Data
(In thousands, except per share amounts)	2013	2012 (1)	2011	2010	2009
Revenue:
Product	$167,272	$153,326	$154,373	$146,583	$136,276
Service	109,461	100,808	105,323	102,724	91,220
Total revenue	276,733	254,134	259,696	249,307	227,496
Cost of revenue:
Product	59,235	58,109	57,929	48,163	38,893
Service	45,038	53,431	55,646	47,992	44,467
Total cost of revenue	104,273	111,540	113,575	96,155	83,360
Gross profit	172,460	142,594	146,121	153,152	144,136
Operating expenses:
Research and development	69,559	67,341	64,410	62,786	59,864
Sales and marketing	78,365	76,341	59,279	51,033	48,929
General and administrative	40,107	34,283	34,957	49,391	43,217
Acquisition-related expense	93	5,496	—	—	—
Restructuring expense	5,411	7,675	—	1,501	3,510
Total operating expenses	193,535	191,136	158,646	164,711	155,520
Loss from operations	(21,075)	(48,542)	(12,525)	(11,559)	(11,384)
Interest and other income, net	408	814	1,287	1,561	3,993
Loss from continuing operations before income taxes	(20,667)	(47,728)	(11,238)	(9,998)	(7,391)
Income tax (provision) benefit	(1,452)	(2,441)	(1,465)	(693)	2,459
Net loss	$(22,119)	$(50,169)	$(12,703)	$(10,691)	$(4,932)

Loss per share:
Basic	$(0.08)	$(0.18)	$(0.05)	$(0.04)	$(0.02)
Diluted	$(0.08)	$(0.18)	$(0.05)	$(0.04)	$(0.02)

Shares used to compute loss per share:
Basic	278,428	280,090	278,540	275,470	273,730
Diluted	278,428	280,090	278,540	275,470	273,730

______________________________

(1) Includes the results of operations of Network Equipment Technologies, Inc. for the period subsequent to its acquisition by the Company on August 24, 2012.

	December 31,
Consolidated Balance Sheet Data
(In thousands)	2013	2012	2011	2010	2009
Cash and cash equivalents	$72,423	$88,004	$105,451	$62,501	$125,323
Short-term marketable securities	$138,882	$161,905	$224,090	$258,831	$239,223
Long-term investments	$34,364	$29,698	$55,427	$87,087	$49,598
Working capital	$223,879	$286,745	$336,619	$323,477	$352,409
Total assets	$417,484	$470,740	$504,715	$555,954	$540,737
Current convertible subordinated note	$2,380	$—	$—	$—	$—
Long-term deferred revenue, net of current portion	$10,528	$11,647	$11,601	$42,811	$25,242
Long-term convertible subordinated note	$—	$2,380	$—	$—	$—
Other long-term liabilities, net of current portion	$4,371	$5,706	$3,599	$4,138	$1,127
Total stockholders' equity	$312,252	$376,046	$415,301	$418,956	$414,238

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are a leading provider of networked solutions for communications service providers (e.g., telecommunications, wireless and cable service providers) and enterprises to help them advance, protect and unify their communications and improve collaboration. We help many of the world's leading communications service providers and enterprises embrace the next generation of Session Initiation Protocol ("SIP")-based solutions, including Voice over Internet Protocol ("VoIP"), video and Unified Communications ("UC") through secure, reliable and scalable Internet Protocol ("IP") networks. Our products include session border controllers ("SBCs"), policy/routing servers, media and signaling gateways and network analytics tools. Our solutions address the need for communications service providers and enterprises to seamlessly link and leverage multivendor, multiprotocol communications systems and applications across their networks, around the world and in a rapidly changing ecosystem of IP-enabled devices such as smartphones and tablets. Our solutions help our customers realize the intended value and benefits of UC platforms such as Microsoft Lync by enabling disparate communications environments, commonplace in most enterprises today, to work seamlessly together. Likewise, our solutions facilitate the deployment and adoption of cloud-based communications.

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

We have traditionally sold our products principally through a direct sales force located in North America, Europe, Asia-Pacific, Central/Latin America and the Middle East, with additional sales support form regional channel partners throughout the world. In 2012, we launched an expanded channel partner program, the Sonus Partner Assure Program, to address service provider and enterprise market opportunities. This move was prompted in part by the rise of complexity in enterprise communications and the return on investment that enterprises can realize by simplifying and unifying their communications (e.g., voice, video, instant message and business applications) over SIP-based systems. In 2013, we continued to expand this program.

In concert with our Sonus Partner Assure Program, we enhanced our flagship SBC 5200 to be more enterprise- and channel-centric and launched a new SBC, the SBC 5100, to address the requirements for smaller office and branch office requirements for VoIP and SIP deployments.

On August 24, 2012 (the "Acquisition Date"), we completed the acquisition of Network Equipment Technologies, Inc. ("NET"), a Delaware corporation, for a cash purchase price of $1.35 per share of outstanding NET common stock, or $41.5 million. The acquisition of NET expanded our SBC portfolio, opened new sales channels and added a government installed base to our customer base. The acquisition of NET also provided us with strong expertise in the Microsoft Lync market, and today we have more Lync-qualified SBCs than any other vendor. The financial results of NET are included in our financial results for the period subsequent to the acquisition.

In October 2013, we introduced the industry's first software-based SBC architected to feature unlimited scalability and advanced features, the Sonus SBC SWe (Software edition).

On February 19, 2014, we completed the acquisition of Performance Technologies, Incorporated ("PT"), a Delaware corporation, for $3.75 per share, or approximately $34 million in cash, net of PT's cash and excluding acquisition-related costs. We believe that this acquisition will enable us to expand and diversify our portfolio with an integrated, virtualized Diameter and SIP-based solution and deliver strategic value to service providers seeking to offer new multimedia services through mobile, cloud-based real-time communications.

On February 24, 2014, we announced our new Sonus SBC 7000 SBC (the "SBC 7000"), which is designed to address scalability requirements for real-time, multimedia communications with the capability to license up to 150,000 sessions. The SBC 7000 is purpose-built to support emerging services such as high definition ("HD") voice and video, Voice over Long-Term Evolution ("VoLTE") and Rich Communications Services ("RCS").

We continue to focus on the key elements of our strategy, which is designed to capitalize on our technology and market lead, and build a premier franchise in multimedia infrastructure solutions. We are currently focusing our major efforts on the following aspects of our business as we continue to transition our company to an SBC company:

•	expanding our solutions to address emerging UC- and IP-based markets, such as SBC, in the enterprise and service provider markets;

•	embracing the principles outlined by 3GPP, 4GPP2 and LTE architectures and delivering the industry's most advanced IMS (IP Multimedia Subsystem)-ready SBC product suite;

•	leveraging our TDM (time division multiplexing)-to-IP gateway technology leadership with service providers to accelerate adoption of SIP-enabled Unified Communication services;

•	expanding and broadening our customer base by targeting the enterprise market for SIP trunking and access solutions;

•	assisting our customers' ability to differentiate themselves by offering a sophisticated application development platform and service creation environment;

•	expanding our global sales distribution, marketing and support capabilities, including continued expansion of our indirect sales channel program;

•	actively contributing to the SIP standards definition and adoption process;

•	pursuing strategic transactions and alliances; and

•	maintaining our planned path to profitability by continuing to improve our overall performance.

In August 2012, we announced that we were implementing a restructuring initiative to streamline operations and reduce our operating costs. In connection with this action, we recorded restructuring expense of $5.4 million in 2013, comprised of $5.1 million for severance and related costs and $0.3 million related to facilities. In 2012 we recorded restructuring expense of $7.7 million, comprised of $4.2 million for the consolidation of certain facilities, $3.2 million for severance and related costs and $0.3 million for the write-off of assets associated with the reduced headcount and facilities consolidations.

We reported losses from operations of $21.1 million for 2013, $48.5 million for 2012 and $12.5 million for 2011. We reported net losses of $22.1 million in 2013, $50.2 million in2012 and $12.7 million in 2011.

Our revenue was $276.7 million in 2013, $254.1 million in 2012 and $259.7 million in 2011. Our gross profit was $172.5 million in 2013, $142.6 million in 2012 and $146.1 million in 2011. Our gross profit as a percentage of revenue ("total gross margin") was 62.3% in 2013, 56.1% in 2012 and 56.3% in 2011. Our gross profit in 2012 was negatively impacted by the write-off of $7.1 million of prepaid royalties for licensed technology related to products from which we do not expect to derive future sales, which reduced our total gross margin by approximately three percentage points.

Our operating expenses were $193.5 million in 2013, compared to $191.1 million in 2012 and $158.6 million in 2011. Our 2013 operating expenses included $0.1 million of incremental acquisition-related costs in connection with the acquisition of PT and $5.4 million of restructuring expense. Our 2012 operating expenses included $5.5 million of incremental acquisition-related costs in connection with the NET acquisition and $7.7 million of restructuring expense. Our 2011 operating expenses included $0.8 million of incremental costs related to the departure of our former Senior Vice President and Chief Financial Officer in August 2011 and $0.7 million of expense for the early termination of our lease in Freehold, New Jersey.

We recorded stock-based compensation expense of $17.9 million in 2013, $9.0 million in 2012 and $7.9 million in 2011. The stock-based compensation actions described below increased stock-based compensation expense while reducing cash salary and bonus expenses in 2013, and to a lesser extent in 2012, and we expect a similar effect in 2014.

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

On February 18, 2014, we announced that Matthew W. Bross and Richard J. Lynch had been appointed to our Board of Directors, expanding our Board from nine to eleven directors.

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

On September 4, 2013, we announced that Pamela D.A. Reeve had been appointed to our Board of Directors, expanding our Board from eight to nine directors.

On July 29, 2013, we announced that Maurice L. Castonguay, our Senior Vice President and Chief Financial Officer ("Mr. Castonguay"), planned to leave the Company. To facilitate an orderly transition of his duties and responsibilities, Mr. Castonguay and the Company entered into a letter agreement on July 26, 2013 under which Mr. Castonguay agreed to remain with the Company through March 31, 2014. Under the July 26, 2013 letter agreement, Mr. Castonguay agreed to continue to perform the duties and responsibilities of his current roles as Senior Vice President, Chief Financial Officer, Treasurer and Principal Accounting Officer of the Company until the earlier of (i) the time that his successor is hired, at which time Mr. Castonguay agreed to relinquish his current positions and provide transition services at the Company's request in the role of Senior Consultant - Finance through March 31, 2014 and (ii) March 31, 2014. On October 29, 2013, Maurice L. Castonguay resigned as Senior Vice President and Chief Financial Officer, effective November 1, 2013.

On July 29, 2013, we announced that Matthew Dillon would step down as Senior Vice President, Global Services and Systems Management, effective August 15, 2013.

In March 2013, 21 of our executives, including Raymond P. Dolan, our President and Chief Executive Officer ("Mr. Dolan"), elected to receive bonuses with respect to 2013 (collectively, the "2013 Bonus"), if any were earned, in the form of shares of our common stock (collectively, the "2013 Bonus Shares"). The 2013 Bonus Shares, if any were granted, would be granted on a date concurrent with the timing of normal 2013 bonus payouts and would be fully vested as of the date of grant, with the number of 2013 Bonus Shares calculated by dividing amounts equal to 1.5 times the respective 2013 Bonus amounts earned, as determined by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") by the closing price of the Company's common stock on the date of grant. The Company recorded stock-based compensation expense for the 2013 Bonus Shares commensurate with the expected achievement level represented by the Company's accrual for its company-wide cash bonus program, as the performance metrics for each are consistent. On February 11, 2014, the Compensation Committee determined the achievement level for the 2013 Bonus Shares and also that such shares would be granted and vest immediately on February 18, 2014. Accordingly, we granted approximately 1 million 2013 Bonus Shares on February 18, 2014, based on $3.30 per share, the closing price of our common stock on the date of grant.

On February 15, 2013, Mr. Dolan elected to accept restricted shares of our common stock in lieu of his base salary for the period from January 1, 2013 through December 31, 2013. Mr. Dolan had previously not received any salary payments from us for this period. On February 15, 2013, we granted Mr. Dolan 183,824 shares of restricted common stock (the "2013 Salary Shares") having a total grant date fair value of $500,000, equal to Mr. Dolan's base salary for the year ending December 31, 2013. The number of shares was calculated by dividing Mr. Dolan's base salary for the year by $2.72, the closing price of our common stock on the date of grant. The 2013 Salary Shares were fully vested on December 31, 2013. We recorded stock-based compensation expense related to the 2013 Salary Shares ratably for the period of January 1, 2013 through December 31, 2013.

On February 14, 2013, the Compensation Committee determined that eight of our executives, excluding Mr. Dolan, would receive their bonuses with respect to 2012 in the form of restricted shares of our common stock equal to 100% of their respective target bonus amounts for 2012 (collectively, the "Executive Bonus Shares"). The number of shares granted to each executive was calculated by dividing his/her target bonus amount by the closing price of our common stock on February 15, 2013, the date of grant. The Executive Bonus Shares vested 50% on August 15, 2013 and the remaining 50% vested on February 15, 2014. We had accrued for the cash payment of bonuses at the expected company-wide cash payout percentage amount at December 31, 2012, which amounts were less than the target bonus amounts for each individual. We recorded the unamortized expense related to the Executive Bonus Shares as stock-based compensation expense through February 15, 2014.

On August 7, 2012, Mr. Dolan elected to accept shares of restricted stock (the “2012 Salary Shares”) in lieu of his base salary for the period from August 10, 2012 through December 31, 2012 and to receive his 2012 target bonus, if earned, in the form of restricted shares (the “Dolan 2012 Bonus Shares”). We granted Mr. Dolan 108,398 Salary Shares, which had a total grant date fair value equal to the balance of Mr. Dolan's base salary for the year ending December 31, 2012, calculated by dividing Mr. Dolan's remaining base salary for the year by $1.78, the closing price of our common stock on the date of grant.

The Salary Shares vested in full on December 31, 2012. We recorded compensation expense related to these awards ratably over the remaining vesting period through December 31, 2012. On August 10, 2012, we granted Mr. Dolan 421,348 Dolan 2012 Bonus Shares, which equaled Mr. Dolan's potential 2012 bonus at the maximum level of achievement (150% of Mr. Dolan's annual base salary), divided by 1.78, the closing price of our common stock on the date of grant. During 2012, we recorded stock-based compensation expense for the Dolan 2012 Bonus Shares commensurate with the expected achievement level represented by our accrual for our company-wide cash bonus program, as the performance metrics for each were consistent. On February 14, 2013, the Compensation Committee determined that Mr. Dolan had earned 280,899 Dolan 2012 Bonus Shares, of which 50% vested on August 15, 2013 and the remaining 50% vested on February 15, 2014. We recorded the unamortized expense related to the Dolan 2012 Bonus Shares, including incremental expense arising from the modification of this award, through February 15, 2014. Mr. Dolan forfeited the remaining 140,449 Dolan 2012 Bonus Shares on February 14, 2013.

Certain members of our Board of Directors elected to receive their annual cash retainer in shares of our common stock in lieu of cash payments. Accordingly, we granted approximately 73,000 shares in the aggregate under our 2007 Plan to such members of the Board of Directors, of which approximately 40,000 shares were granted on February 15, 2013 and approximately 33,000 shares were granted on June 17, 2013. All such shares vested immediately on the applicable grant date.

Effective in 2012, we began to report the first, second and third quarters of each year on a 4-4-5 basis. In 2013, our first quarter ended on March 29, 2013, our second quarter ended on June 28, 2013 and our third quarter ended on September 27, 2013. In 2012, our first quarter ended on March 30, 2012, our second quarter ended on June 29, 2012 and our third quarter ended on September 28, 2012. Our fiscal year-end continues to be December 31.

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

Our products typically have both software and non-software components that function together to deliver the products' essential functionality. Many of our sales involve multiple-element arrangements that include both software and hardware-

related products, maintenance and various professional services. Effective January 1, 2011, we prospectively adopted the provisions of Accounting Standards Update ("ASU") 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements("ASU 2009-14") and ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements ("ASU 2009-13") for new and materially modified arrangements originating on or after January 1, 2011. ASU 2009-14 amends industry-specific revenue accounting guidance for software and software-related transactions to exclude from its scope tangible products containing software components and non-software components that function together to deliver the product's essential functionality. All stand-alone software components will continue to be accounted for under the software revenue recognition guidance in Accounting Standards Codification ("ASC") 985-605, Software - Revenue Recognition ("ASC 985-605").

For multiple-element arrangements that include both software-only products and non-software products, we allocate the total arrangement consideration to the software-only deliverables as a group and to the individual non-software deliverables based on their relative selling prices. If an undelivered element (such as maintenance and support services) relates to both the software-only and non-software deliverables, we bifurcate the consideration allocated to the undelivered element (such as maintenance and support services) into a non-software component and the software-only component using the relative selling price method. The consideration allocated to the non-software and software-only deliverables is recognized in accordance with the applicable guidance as discussed within this critical accounting policy.

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

When VSOE is not established, we attempt to establish the selling price of each element based on third-party evidence ("TPE"). Our solution typically differs from that of our peers as there are no similar or interchangeable competitor products or services. Our various product, service and maintenance offerings contain a significant level of unique features and functionality and therefore, comparable pricing of competitors' products and services with similar functionality cannot be obtained. Accordingly, we are not able to determine TPE for our products or services.

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

We sell the majority of our products directly to our end customers. For products sold to resellers and distributors, we recognize revenue on a sell-through basis.

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

The amount of stock-based compensation expense recorded in any period for unvested awards requires estimates of the amount of stock-based awards that are expected to be forfeited prior to vesting, as well as assumptions regarding the probability that performance awards will be earned. We recorded stock-based compensation expense related to performance-based stock awards in 2013 and 2012.

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

We adopted ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08") for our 2013 annual impairment test. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that it is more likely than not that the fair value is less than the carrying value, then it is necessary to perform the currently prescribed two-step goodwill impairment test. Alternatively, if it is concluded that it is not more likely than not that the fair value exceeds carrying value, the currently prescribed two-step goodwill impairment test is not required.

Our annual testing for impairment of goodwill is completed as of November 30 of each year. We operate as a single operating segment with one reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of our company as a whole. We performed our qualitative assessment for 2013 and concluded that it was not more likely than not that the fair value of our reporting unit was less than its carrying value. Our testing for 2012 and 2011 also indicated that no impairment of goodwill existed.

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

We assess the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative income in the most recent years, changes in the business in which we operate and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized, including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses. Such assessment is completed on a jurisdiction by jurisdiction basis.

At December 31, 2013, we had valuation allowances of approximately $120 million to offset net deferred tax assets of approximately $121 million. In the event we determine it is more likely than not that we will be able to use a deferred tax asset in the future in excess of its net carrying value, the valuation allowance would be reduced, thereby increasing net earnings and increasing equity in the period such determination is made. We have recorded net deferred tax assets in some of our international subsidiaries. These amounts could change in future periods based upon our operating results and changes in tax law.

We provide for income taxes during interim periods based on the estimated effective tax rate for the full year. We record a cumulative adjustment to the tax provision in an interim period in which a change in the estimated annual effective tax rate is determined.

We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as we currently plan to permanently reinvest these amounts and have the intent and ability to do so. Cumulative undistributed foreign earnings were approximately $17 million at December 31, 2013 and approximately $19 million at December 31, 2012. Generally, the undistributed foreign earnings become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. We do not believe it is practicable to estimate with reasonable accuracy the hypothetical amount of the unrecognized deferred tax liability on our undistributed foreign earnings given the large number of tax jurisdictions involved and the many factors and assumptions required to estimate the amount of the U.S. federal income tax on the undistributed earnings after reduction for the available foreign tax credits.

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

Results of Operations
Years Ended December 31, 2013 and 2012

Revenue. Revenue for the years ended December 31, 2013 and 2012 was as follows (in thousands, except percentages):

	Year ended December 31,		Increase from prior year
	2013	2012	$	%
Product	$167,272	$153,326	$13,946	9.1%
Service	109,461	100,808	8,653	8.6%
Total revenue	$276,733	$254,134	$22,599	8.9%

Product revenue is comprised of sales of our communication infrastructure products. The products typically incorporated into our trunking and communication application solutions include our GSX9000 and GSX4000 Open Services Switches and our ASX Voice Application Server. The products typically incorporated into our SBC solutions include our SBC 9000 (formerly the NBS 9000), SBC 5200 (formerly the NBS 5200), SBC 5100, SBC 5110 and SBC 5210 Session Border Controllers. On October 9, 2013, we announced the Sonus SBC SWe, the industry's first software-based SBC that is architected to deliver unlimited scalability with the same advanced features and functionality found on our Sonus SBC 5000 series on a virtualized platform.

Additionally, in connection with our acquisition of NET, we began selling the SBC 1000 (formerly the NET UX 1000), the SBC 2000 (formerly the NET UX 2000) and the SBC VX, a hybrid solution (formerly the NET VX). The SBC 1000 provides SBC SIP communication capability to the enterprise branch and small and medium businesses, while the SBC 2000 provides SBC SIP communication capability to the enterprise branch and medium to large businesses. The SBC VX is a hybrid solution sold to the U.S. federal government and its agencies. Certain of our products may be incorporated into either our trunking and communication applications or SBC solutions; these products include, but are not limited to, our PSX Policy & Routing Server, SGX Signaling Gateway, Sonus Management System and our suite of network analytical products.

Product revenue for the years ended December 31, 2013 and 2012 was comprised of the following (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2013	2012	$	%
Trunking and communication applications	$69,841	$85,694	$(15,853)	(18.5)%
SBC	97,431	67,632	29,799	44.1%
	$167,272	$153,326	$13,946	9.1%

As we had anticipated, as a result of the transition of our customers and our business to SBC, our revenue from sales of our trunking and communication application products decreased in 2013 compared to 2012. This decline was more than offset by the growth in sales of our SBC products in the current year compared to prior year. As part of our transition to an SBC business, we expanded our sales channel program, including the launch of our Partner Assure Program in 2012 and increased participation by new channel partners in 2013. The 2012 acquisition of NET expanded our SBC solutions for enterprise customers, provided us with broader channel capability and a broad U.S. federal government installed base to leverage into SIP-enabled platforms. These strategic actions resulted in a 44.1% increase in SBC revenue in 2013 compared to 2012. Additionally, SBC revenue comprised 58.2% of our total product revenue in 2013, compared to 44.1% of total product revenue in 2012.

In 2013, approximately 20% of our product revenue recognized was from indirect sales through our channel program, compared to 8% of product revenue recognized from indirect sales in 2012. This increase is due to the aforementioned actions that we took to expand both our SBC portfolio and our sales opportunities.

In 2013, our product revenue from sales to enterprise customers was approximately 27% of our total product revenue. These sales were made both through our direct sales team and indirect sales channel partners. This compares to approximately 10% of revenue from enterprise customers in 2012.

In 2013, we recognized $14.8 million of product revenue in the aggregate from 670 new customers, including 624 customers new to NET since the Acquisition Date. In 2012, we recognized $7.8 million of product revenue in the aggregate from 201 new customers, including 172 customers new to NET since the Acquisition Date. The increase in new customers in 2013 compared to 2012 is the direct result of the strategic actions discussed above.

New customers are those from whom we recognize revenue for the first time in a reporting period, whether the sale was made directly to an end user or to an end user through our indirect sales program. Accordingly, the number of new customers we report includes those customers who have purchased products from our direct sales team, as well as our indirect sales team, comprised of distributors, resellers and partners.

The timing of the completion of customer projects, revenue recognition criteria satisfaction and customer payments included in multiple element arrangements may cause our product revenue to fluctuate from one period to the next. These complex arrangements are generally completed through our direct sales force.

We expect that our product revenue in 2014 will increase from 2013 levels, primarily due to increased sales of our SBC products resulting from our continued and increasing focus on expanding our solutions to address emerging Unified Communication and IP-based markets, such as SBC, in the enterprise and service provider markets.

Service revenue is primarily comprised of hardware and software maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the years ended December 31, 2013 and 2012 was comprised of the following (in thousands, except percentages):

	Year ended December 31,		Increase from prior year
	2013	2012	$	%
Maintenance	$84,698	$76,423	$8,275	10.8%
Professional services	24,763	24,385	378	1.6%
	$109,461	$100,808	$8,653	8.6%

The increase in service revenue in 2013 compared to 2012 is primarily due to growth in maintenance revenue on expanded capacity and other projects implemented by our existing customer install base, coupled with our new customer growth in 2013. The timing of the completion of projects for revenue recognition, customer payments and maintenance contracts may cause our services revenue to fluctuate from one period to the next. We expect that our service revenue in 2014 will increase from 2013 levels.

The following customer contributed 10% or more of our revenue in the years ended December 31, 2013 and 2012:

	Year ended December 31,
Customer	2013	2012
AT&T	15%	20%

International revenue was approximately 31% of revenue in 2013 and approximately 32% of revenue in 2012. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue will fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $14.8 million at December 31, 2013 and $6.7 million at December 31, 2012. Our deferred service revenue was $36.9 million at December 31, 2013 and $42.0 million at December 31, 2012. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross margins for the years ended December 31, 2013 and

2012 were as follows (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2013	2012	$	%
Cost of revenue
Product	$59,235	$58,109	$1,126	1.9%
Service	45,038	53,431	(8,393)	(15.7)%
Total cost of revenue	$104,273	$111,540	$(7,267)	(6.5)%
Gross margin
Product	64.6%	62.1%
Service	58.9%	47.0%
Total gross margin	62.3%	56.1%

The increase in product gross margin in 2013 compared to 2012 was primarily due to changes in customer and product mix, which increased our product gross margin by approximately five percentage points, partially offset by higher manufacturing-related costs, which decreased our product gross margin by approximately two percentage points. Our 2013 product gross margin was negatively impacted by the inclusion of NET's historically lower gross margins for the full year, compared to four months in 2012. Our 2013 product gross margin benefited from the absence of the write-off of $7.1 million of prepaid royalties for technology licenses related to products from which we do not expect to derive future sales, which reduced our 2012 product gross margin by approximately five percentage points.

The increase in service gross margin in 2013 compared to 2012 was primarily attributable to higher service revenue coupled with lower fixed service costs, which increased our service gross margin by approximately seven percentage points, and lower third-party service costs, which increased our service gross margin by approximately five percentage points. The decrease in our fixed service costs in 2013 compared to 2012 was primarily attributable to the impact of the restructuring initiative we initiated in 2012.

Our service cost of revenue is relatively fixed in advance of any particular quarter and therefore, changes in service revenue will typically have a significant impact on service gross margins.

We believe that our total gross margin over the next few years will improve from our current level.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses for the years ended December 31, 2013 and 2012 were as follows (in thousands, except percentages):

Year ended December 31,		Increase from prior year
2013	2012	$	%
$69,559	$67,341	$2,218	3.3%

The increase in research and development expenses in 2013 is attributable to $2.4 million of higher employee-related costs and $0.6 million related to the write-off of an intangible asset we determined was no longer technologically feasible, partially offset by $0.4 million of lower expense for product development (third-party development, prototype and test equipment costs) and $0.4 million of net decreases in other research and development expenses. The increase in employee-related expenses represents higher salary and related expenses aggregating $1.3 million and $1.3 million of higher stock-based compensation expense, partially offset by $0.2 million of other employee-related costs. These increases were primarily the result of increased headcount.

Some aspects of our research and development efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our research and development expenses for 2014 will increase from 2013 levels due to our increased focus on new product development.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the years ended December 31, 2013 and 2012 were as follows (in thousands, except percentages):

Year ended December 31,		Increase from prior year
2013	2012	$	%
$78,365	$76,341	$2,024	2.7%

The increase in sales and marketing expenses in 2013 is attributable to $1.5 million of higher marketing and trade show expenses and $1.4 million of amortization expense related to intangible assets acquired in connection with the NET acquisition. These increases were partially offset by $0.9 million of lower expense for evaluation equipment. Stock-based compensation increased by $2.7 million in 2013 compared to 2012, partially as a result of the election of certain members of our management to receive their 2013 bonuses in stock instead of cash, with a corresponding reduction in cash bonus expense.

We believe that our sales and marketing expenses will decrease slightly in 2014 from 2013 levels, primarily attributable to lower personnel and related costs, partially offset by increases related to our continued investment in our expanded sales and marketing programs.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and audit and professional fees. General and administrative expenses for the years ended December 31, 2013 and 2012 were as follows (in thousands, except percentages):

Year ended December 31,		Increase from prior year
2013	2012	$	%
$40,107	$34,283	$5,824	17.0%

The increase in general and administrative expenses in 2013 is attributable to $3.0 million of higher employee-related expenses, $1.3 million of higher professional fees, $0.4 million of expense related to our allowance for doubtful accounts, $0.3 million of higher expense related to foreign currency translation and $0.8 million of net increases in other general and administrative expenses. The increase in employee-related expenses includes $4.5 million of higher stock-based compensation expense, partially offset by lower cash salary expense in connection with the aforementioned stock for salary and bonus cash transactions.

We believe that our general and administrative expenses will remain relatively flat in 2014 compared to 2013 levels.

Acquisition-Related Expenses. Acquisition-related expenses include those costs related to the February 2014 acquisition of PT and the August 2012 acquisition of NET that would otherwise not have been incurred by us. We recorded $0.1 million of acquisition-related expenses in 2013 related to PT for professional and service fees. We recorded acquisition-related expenses related to the acquisition of NET aggregating $5.5 million in 2012, comprised of $3.6 million of professional and services fees and $1.9 million related to change of control agreements. These costs are primarily comprised of professional and service fees, such as legal, audit, consulting, transfer agent and other fees, and expenses related to cash payments to former NET executives under their NET change of control agreements. We expect to incur additional acquisition-related expenses in 2014 aggregating approximately $1.6 million in connection with the acquisition of PT.

Restructuring Expense. On August 7, 2012, we announced that we had committed to a restructuring initiative to streamline operations and reduce operating costs by closing and consolidating certain facilities and reducing its worldwide workforce. In connection with this initiative, we recorded $5.4 million of restructuring expense in 2013, comprised of $5.1 million related to severance and related costs and $0.3 million related to facilities.

We recorded $7.7 million of restructuring expense in the year ended December 31, 2012, comprised of $3.2 million related to severance and related costs, $4.2 million related to space reductions in three facilities and $0.3 million for the write-off of assets associated with the aforementioned facility consolidations. The $4.2 million related to facilities is comprised of $4.0 million related to space reductions in NET's former corporate headquarters in California, $0.1 million related to space reductions in the former NET facility in New Jersey and $0.1 million to consolidate our offices in France.

Although we have eliminated positions as part of the restructuring initiative, we continue to hire in certain areas that we believe are important to our future growth. Restructuring expense is reported separately in the consolidated statements of operations. We expect to complete the payments related to severance in 2014 and the payments related to facilities in 2016. The portion of restructuring payments due more than one year from the balance sheet date is included in Other long-term liabilities in the consolidated balance sheet. At December 31, 2013, the long-term portion of accrued restructuring was $1.8 million.

Interest Income, net. Interest income and interest expense for the years ended December 31, 2013 and 2012 were as follows (in thousands, except percentages):

	Year ended December 31,		Decrease from prior year
	2013	2012	$	%
Interest income	$502	$814	$(312)	(38.3)%
Interest expense	(97)	(202)	(105)	(52.0)%
Interest income, net	$405	$612	$(207)	(33.8)%

Interest income consists of interest earned on our cash equivalents, marketable debt securities and long-term investments. Interest expense relates to interest on capital lease obligations and interest on the debt assumed in connection with the acquisition of NET. The decrease in interest income, net, in 2013 compared to 2012 is primarily attributable to a lower average portfolio yield on lower invested amounts in the current year.

Income Taxes. We recorded provisions for income taxes of $1.5 million in 2013 and $2.4 million in 2012, primarily related to foreign operations. The income tax benefits from the deferred tax assets recorded in connection with our current year domestic losses have been offset by an increase in the valuation allowance. During 2013 and 2012, we performed an analysis to determine if, based on all available evidence, we considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. As a result of our evaluations, we concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to our cumulative losses and other factors. Accordingly, we maintained a valuation against our domestic deferred tax asset.

Years Ended December 31, 2012 and 2011

Revenue. Revenue for the years ended December 31, 2012 and 2011 was as follows (in thousands, except percentages):

	Year ended December 31,		Decrease from prior year
	2012	2011	$	%
Product	$153,326	$154,373	$(1,047)	(0.7)%
Service	100,808	105,323	(4,515)	(4.3)%
Total revenue	$254,134	$259,696	$(5,562)	(2.1)%

Product revenue for the years ended December 31, 2012 and 2011 was comprised of the following (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2012	2011	$	%
Trunking and access	$85,694	$116,506	$(30,812)	(26.4)%
SBC	67,632	37,867	29,765	78.6%
Total product revenue	$153,326	$154,373	$(1,047)	(0.7)%

In 2012, we recognized $7.8 million of product revenue in the aggregate from 201 new customers, including 172 customers new to NET since the Acquisition Date. In 2011, we recognized $33.7 million of product revenue in the aggregate from 20 new customers, including $24.4 million of revenue from a project for Bahamas Telecommunications Company Ltd. (“Bahamas Telecom”) that was completed in the first quarter of 2011.

As we had anticipated, our revenue from sales of our trunking and communication application products declined in 2012 compared to 2011. This decline was offset by the growth in sales of our SBC products in 2012 compared to 2011.

Service revenue for the years ended December 31, 2012 and 2011 was comprised of the following (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2012	2011	$	%
Maintenance	$76,423	$76,418	$5	—%
Professional services	24,385	28,905	(4,520)	(15.6)%
Total service revenue	$100,808	$105,323	$(4,515)	(4.3)%

In 2011 we recognized $11.5 million of service revenue from the completion of the Bahamas Telecom project described above, which was comprised of $1.2 million of maintenance revenue and $10.3 million of professional services revenue. The completion of this large, multi-year project contributed to the decrease in total service revenue in 2012 compared to 2011.

The following customers each contributed 10% or more of our revenue in at least one of the years ended December 31, 2012 and 2011:

	Year ended December 31,
Customer	2012	2011
Bahamas Telecommunications Company Ltd.	*	14%
AT&T	20%	12%

* Represents less than 10% of revenue.

International revenue was approximately 32% of revenue in 2012 and approximately 40% of revenue in 2011.

Our deferred product revenue was $6.7 million at December 31, 2012 and $8.9 million at December 31, 2011. Our deferred service revenue was $42.0 million at December 31, 2012 and $41.3 million at December 31, 2011.

Cost of Revenue/Gross Margin. Cost of revenue and gross margins for the years ended December 31, 2012 and 2011 were as follows (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2012	2011	$	%
Cost of revenue
Product	$58,109	$57,929	$180	0.3%
Service	$53,431	$55,646	$(2,215)	(4.0)%
Total cost of revenue	$111,540	$113,575	$(2,035)	(1.8)%
Gross margin
Product	62.1%	62.5%
Service	47.0%	47.2%
Total gross margin	56.1%	56.3%

The slight decrease in product gross margin in 2012 compared to 2011 was primarily due to the write-off of $7.1 million of prepaid royalties for technology licenses related to products from which we did not expect to derive future sales, which reduced our product gross margin by approximately five percentage points, and higher manufacturing costs, which decreased our product gross margin by approximately two percentage points. These amounts were largely offset by changes in product mix and lower third-party costs, which increased our product gross margin by approximately seven percentage points. Our product gross margin in 2012 benefited from the absence of third-party costs related to the Bahamas Telecom project, which was completed in the first quarter of 2011, and which had negatively impacted our product gross margin in 2011 by approximately six percentage points.

The slight decrease in service gross margin in 2012 compared to 2011 was primarily attributable to higher costs within the service organization, which decreased our service gross margin by approximately five percentage points, partially offset by lower third-party costs, which increased our service gross margin by approximately five percentage points. Our service gross margin in 2012 benefited from the absence of costs for the lower gross margin Bahamas Telecom project, which had negatively impacted our service gross margin for 2011 by approximately four percentage points. The higher costs within the service organization are primarily related to increased headcount in our customer support organization related to supporting our expanding customer base and new product initiatives.

Research and Development Expenses. Research and development expenses for the years ended December 31, 2012 and 2011 were as follows (in thousands, except percentages):

Year ended December 31,		Increase from prior year
2012	2011	$	%
$67,341	$64,410	$2,931	4.6%

Our 2012 research and development expenses include $4.1 million of expense attributable to NET for the period since the August 24, 2012 acquisition. The increase in research and development expenses in 2012 is attributable to $3.9 million of higher employee-related costs, partially offset by $0.9 million of lower expense for product development (third-party development, prototype and test equipment costs) and $0.1 million of net decreases in other research and development expenses. The increase in employee-related expenses represents higher salary and related expenses primarily resulting from increased headcount.

Sales and Marketing Expenses. Sales and marketing expenses for the years ended December 31, 2012 and 2011 were as follows (in thousands, except percentages):

Year ended December 31,		Increase from prior year
2012	2011	$	%
$76,341	$59,279	$17,062	28.8%

Our 2012 sales and marketing expenses include $4.5 million of expense attributable to NET for the period since the acquisition. The increase in sales and marketing expenses in 2012 is attributable to $17.6 million of higher employee-related expenses, $0.6 million of higher marketing and trade show expenses and $0.3 million of higher expense for evaluation equipment. These increases were partially offset by $0.9 million of lower consulting fees and $0.5 million of net decreases in other sales and marketing expenses. The increase in employee-related expense is primarily attributable to higher headcount related to our continued focus on expanded geographical coverage as well as the acquisition of NET, and is comprised of $15.8 million of increased salary-related and commissions expense, $1.6 million of increased employee recruiting, travel and training expenses, and $0.2 million of increased stock-based compensation expense.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2012 and 2011 were as follows (in thousands, except percentages):

Year ended December 31,		Decrease from prior year
2012	2011	$	%
$34,283	$34,957	$(674)	(1.9)%

Our 2012 general and administrative expenses include $1.5 million of expense attributable to NET for the period since the acquisition. The decrease in general and administrative expenses in 2012 is attributable to $0.7 million of lower expense related to foreign currency translation and $0.5 million of lower audit and professional fees, partially offset by $0.6 million of higher employee-related expenses. The increase in employee-related expenses is comprised of $1.1 million of higher stock-based compensation, partially offset by $0.5 million of lower salary and related expenses.

Acquisition-Related Expenses. Acquisition-related expenses include those costs related to the acquisition of NET that would otherwise not have been incurred by us. These costs are primarily comprised of professional and service fees, such as legal, audit, consulting, transfer agent and other fees, and expenses related to cash payments to former NET executives under their NET change of control agreements. We recorded acquisition-related expenses of $5.5 million in 2012, comprised of $3.6 million of professional and services fees and $1.9 million related to change of control agreements.

Restructuring Expense. On August 7, 2012, we announced that we had committed to a restructuring initiative to streamline operations and reduce operating costs by closing and consolidating certain facilities and reducing its worldwide workforce. In connection with this initiative, we recorded $7.7 million of restructuring expense in the year ended December 31, 2012, comprised of $3.2 million related to severance and related costs, $4.2 million related to space reductions in three facilities and $0.3 million for the write-off of assets associated with the aforementioned facility consolidations. The $4.2 million related to facilities is comprised of $4.0 million related to space reductions in NET's former corporate headquarters in California, $0.1 million related to space reductions in the former NET facility in New Jersey and $0.1 million to consolidate our offices in France.

We did not record restructuring expense in 2011.

Interest Income, net. Interest income and interest expense for the years ended December 31, 2012 and 2011 were as follows (in thousands, except percentages):

	Year ended December 31,		Decrease from prior year
	2012	2011	$	%
Interest income	$814	$1,159	$(345)	(29.8)%
(Interest expense)/reversal of interest expense	(202)	128	(330)	(257.81)%
Interest income, net	$612	$1,287	$(675)	(52.4)%

Interest expense in 2012 relates to interest on capital lease obligations and interest on the debt assumed in connection with the acquisition of NET. Interest expense in 2011 relates to interest on capital lease obligations. Interest expense in 2011 includes the reversal of expense recorded in a prior year related to tax penalties, which were settled in 2011, net of interest on capital lease obligations. The decrease in interest income, net, in 2012 compared to 2011 is attributable to a lower average portfolio yield on lower invested amounts in 2012, coupled with the aforementioned interest expense related to the assumed NET debt.

Income Taxes. We recorded provisions for income taxes of $2.4 million in 2012 and $1.5 million in 2011, primarily related to foreign operations. The income tax benefits from the deferred tax assets recorded in connection with our current year domestic losses have been offset by an increase in the valuation allowance. During 2012 and 2011, we performed an analysis to determine if, based on all available evidence, we considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. As a result of our evaluations, we concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to our cumulative losses and other factors. Accordingly, we maintained a valuation against our domestic deferred tax asset.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources
Our consolidated statements of cash flows are summarized as follows (in thousands):

	Year ended December 31,
	2013	2012	Change
Net loss	$(22,119)	$(50,169)	$28,050
Adjustments to reconcile net loss to cash flows used in operating activities	34,849	32,879	1,970
Changes in operating assets and liabilities	21,377	(22,019)	43,396
Net cash provided by (used in) operating activities	$34,107	$(39,309)	$73,416
Net cash provided by investing activities	$7,540	$52,402	$(44,862)
Net cash used in financing activities	$(56,534)	$(30,339)	$(26,195)

Our cash, cash equivalents, marketable securities and long-term investments totaled $245.7 million at December 31, 2013 and $279.6 million at December 31, 2012. We had cash and short-term investments held by our foreign subsidiaries aggregating approximately $5 million at December 31, 2013 and approximately $7 million at December 31, 2012. We do not intend to repatriate these funds, and as such, they are not available to fund our domestic operations. If we were to repatriate the funds, they would likely be treated as income for U.S. tax purposes, fully offset by the Company's net operating losses. We do not believe this has a material impact on our liquidity.

Our operating activities provided $34.1 million of cash in 2013 and used $39.3 million of cash in 2012.

Cash provided by operating activities in 2013 was primarily the result of decreases in other operating assets, inventory and accounts receivable, coupled with increases in accrued expenses and other long-term liabilities, and deferred revenue. The decrease in other operating assets was primarily related to lower prepaid expenses. Our increased focus on maintaining appropriate inventory levels was the primary contributor to the decrease in inventory. The decrease in accounts receivable primarily reflects our focus on cash collections. The increase in accrued expenses and other long-term liabilities was primarily related to employee-related expenses, including the 2013 company-wide bonus, which we expect to pay out in the first quarter of 2014, and restructuring and professional fee accruals. The increase in deferred revenue represents orders from which we expect to recognize revenue in future periods. Deferred revenue balances will fluctuate as a result of timing of invoicing and revenue recognition. Our net loss, adjusted for non-cash items such as depreciation, amortization, stock-based compensation and the impairment of an intangible asset, provided $12.7 million of cash.

Cash used in operating activities in 2012 was primarily the result of increases in accounts receivable and inventory and decreases in accounts payable and deferred revenue, partially offset by a decrease in other operating assets and an increase in accrued expenses and other long-term liabilities. The increase in accounts receivable primarily represents end-of-year invoicing for which collections have not yet occurred. The increase in inventory levels is primarily due to purchases of materials to fulfill our expected shipments in the near-term. Our net loss, adjusted for non-cash items such as depreciation, amortization, stock-based compensation and the write-off of prepaid royalties, used $17.3 million of cash.

Our investing activities provided $7.5 million of cash in 2013 and $52.4 million of cash in 2012. The 2013 amount is comprised of $14.5 million of net maturities of marketable securities, partially offset by $6.9 million of cash used for the purchase of property and equipment. The 2012 amount is comprised of $98.5 million of net maturities of marketable securities, partially offset by $35.5 million of cash paid, net of cash acquired, for the acquisition of NET on August 24, 2012 and $10.5 million for investments in property and equipment.

Our financing activities used $56.5 million of cash in 2013 and $30.3 million of cash in 2012. The 2013 amount is comprised of $59.7 million for the repurchase of common stock under our previously announced stock buyback program, $1.3 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.1 million for payments on our capital leases for office equipment. These amounts were partially offset by $2.7 million of proceeds from the exercise of stock options and $1.9 million of proceeds from the sale of our common stock in connection with our Amended and Restated 2000 Employee Stock Purchase Plan ("ESPP"). The 2012 amount is comprised of $31.8 million in the aggregate for principal payments of the debentures assumed in connection with the NET acquisition, $0.3 million of cash used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.1 million for payments on our capital leases for office equipment. These amounts were partially offset by $1.7 million of proceeds from the sale of our common stock in connection with our ESPP and $0.3 million of proceeds from the exercise of stock options.

Contractual Obligations

Our contractual obligations (both principal and interest) at December 31, 2013 consisted of the following (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$161	$89	$72	$—	$—
Operating lease obligations	17,173	5,824	8,037	3,086	226
Purchase obligations	27,229	27,033	188	8	—
Restructuring severance obligations *	1,333	1,333	—	—	—
Convertible subordinated note - principal	2,380	2,380	—	—	—
Convertible subordinated note - interest	89	89	—	—	—
Uncertain tax positions **	8,861	8,861	—	—	—
	$57,226	$45,609	$8,297	$3,094	$226

__________________________________

*	The restructuring payments for facilities are included as a component of the Operating lease obligations in the table above.

**
This liability is not subject to fixed payment terms and the amount and timing of payments, if any, which we will make related to this liability are not known. See Note 18 to our consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.

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

Recent Accounting Pronouncements

On July 18, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of a Liability for an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists ("ASU 2013-11"), which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss ("NOL") carryforward, a similar tax loss or a tax credit carryforward exists. The FASB's objective in issuing ASU 2013-11 is to eliminate diversity in practice resulting from a lack of guidance on this topic in current generally accepted accounting principles in the United States. ASU 2013-11 requires that an entity present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss or a tax credit unless certain conditions exist. ASU 2013-11 is effective for us beginning January 1, 2014. We do not expect the adoption of ASU 2013-11 to have an impact on our consolidated financial statements, as we currently apply the methodology prescribed by ASU 2013-11.

On March 4, 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"), which indicates that the entire amount of a cumulative translation adjustment ("CTA") related to an entity's investment in a foreign entity should be released when there has been either: (a) a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity; (b) the loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated); or (c) the step acquisition of a foreign entity (i.e., when the accounting for an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity). ASU 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. ASU 2013-05 is effective for us January 1, 2014. We do not expect the adoption of ASU 2013-05 to have a material impact on our consolidated financial statements.

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
At December 31, 2013, our cash, cash equivalents, marketable securities and long-term investments totaled $245.7 million. We maintain an investment portfolio of various holdings, types and maturities which may include money market funds, commercial paper, corporate notes, certificates of deposit and government debt securities. A sharp rise in market interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in market interest rates could have a material impact on the interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We place our investments with high quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment grade securities. We manage potential losses in fair value by investing in relatively short-term investments, thereby allowing us to hold our investments to maturity. A hypothetical movement of plus or minus 50 basis points in market interest rates could affect the value of our investment portfolio by approximately $0.4 million for the year ended December 31, 2013. However, we have the ability to hold our investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.
Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue for the year ended December 31, 2013 would have been adversely affected by approximately $2.5 million and our net loss for the year ended December 31, 2013 would have been adversely affected by approximately $0.1 million, although the actual effects may differ materially from this hypothetical analysis.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sonus Networks, Inc.
Westford, Massachusetts

We have audited the accompanying consolidated balance sheets of Sonus Networks, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sonus Networks, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 27, 2014

SONUS NETWORKS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$72,423	$88,004
Marketable securities	138,882	161,905
Accounts receivable, net	64,463	68,728
Inventory	21,793	25,614
Deferred income taxes	656	686
Other current assets	15,073	16,520
Total current assets	313,290	361,457
Property and equipment, net	19,102	23,767
Intangible assets, net	10,091	15,237
Goodwill	32,379	32,379
Investments	34,364	29,698
Deferred income taxes	2,121	1,011
Other assets	6,137	7,191
	$417,484	$470,740
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,164	$10,643
Accrued expenses	34,026	26,212
Current portion of deferred revenue	41,169	37,094
Convertible subordinated note	2,380	—
Current portion of long-term liabilities	672	763
Total current liabilities	89,411	74,712
Deferred revenue	10,528	11,647
Deferred income taxes	922	249
Convertible subordinated note	—	2,380
Other long-term liabilities	4,371	5,706
Total liabilities	105,232	94,694
Commitments and contingencies (Note 21)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 600,000,000 shares authorized; 266,226,845 shares issued and outstanding at December 31, 2013; 280,963,298 shares issued and outstanding at December 31, 2012	266	281
Additional paid-in capital	1,280,442	1,321,385
Accumulated deficit	(974,492)	(952,373)
Accumulated other comprehensive income	6,036	6,753
Total stockholders' equity	312,252	376,046
	$417,484	$470,740

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year ended December 31,
	2013	2012	2011
Revenue:
Product	$167,272	$153,326	$154,373
Service	109,461	100,808	105,323
Total revenue	276,733	254,134	259,696
Cost of revenue:
Product	59,235	58,109	57,929
Service	45,038	53,431	55,646
Total cost of revenue	104,273	111,540	113,575
Gross profit	172,460	142,594	146,121
Operating expenses:
Research and development	69,559	67,341	64,410
Sales and marketing	78,365	76,341	59,279
General and administrative	40,107	34,283	34,957
Acquisition-related	93	5,496	—
Restructuring	5,411	7,675	—
Total operating expenses	193,535	191,136	158,646
Loss from operations	(21,075)	(48,542)	(12,525)
Interest income, net	405	612	1,287
Other income, net	3	202	—
Loss before income taxes	(20,667)	(47,728)	(11,238)
Income tax provision	(1,452)	(2,441)	(1,465)
Net loss	$(22,119)	$(50,169)	$(12,703)
Loss per share:
Basic	$(0.08)	$(0.18)	$(0.05)
Diluted	$(0.08)	$(0.18)	$(0.05)
Shares used to compute loss per share:
Basic	278,428	280,090	278,540
Diluted	278,428	280,090	278,540

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year ended December 31,
	2013	2012	2011
Net loss	$(22,119)	$(50,169)	$(12,703)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(672)	(535)	390
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	(45)	(19)	22
Other comprehensive income (loss), net of tax	$(717)	$(554)	$412
Comprehensive loss, net of tax	$(22,836)	$(50,723)	$(12,291)

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances, January 1, 2011	277,170,262	$277	$1,301,285	$(889,501)	$6,895	$418,956
Issuance of common stock in connection with employee stock purchase plan	637,403	1	1,779			1,780
Exercise of stock options	452,617		818			818
Vesting of restricted stock	1,269,393	1				1
Issuance of vested performance-based stock awards	312,556					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(523,835)		(1,439)			(1,439)
Stock-based compensation expense			7,476			7,476
Other comprehensive income					412	412
Net loss				(12,703)		(12,703)
Balances, December 31, 2011	279,318,396	279	1,309,919	(902,204)	7,307	415,301
Issuance of common stock in connection with employee stock purchase plan	826,907	1	1,989			1,990
Exercise of stock options	212,502		254			254
Vesting of restricted stock	767,523	1				1
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(162,030)		(342)			(342)
Stock-based compensation expense			8,673			8,673
Assumption of equity awards in connection with acquisition of Network Technologies, Inc.			892			892
Other comprehensive loss					(554)	(554)

Net loss				(50,169)		(50,169)
Balances, December 31, 2012	280,963,298	281	1,321,385	(952,373)	6,753	376,046
Issuance of common stock in connection with employee stock purchase plan	764,369	1	2,209			2,210
Exercise of stock options	1,304,918	1	2,668			2,669
Vesting of restricted stock	908,485	1				1
Issuance of vested performance-based stock awards	1,205,858	1				1
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(405,189)		(1,300)			(1,300)
Repurchase of common stock	(18,514,894)	(19)	(59,655)			(59,674)
Stock-based compensation expense			14,504			14,504
Reclassification of liability to equity for cash bonuses converted to equity awards			631			631
Other comprehensive loss					(717)	(717)
Net loss				(22,119)		(22,119)
Balances, December 31, 2013	266,226,845	$266	$1,280,442	$(974,492)	$6,036	$312,252

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(22,119)	$(50,169)	$(12,703)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation and amortization of property and equipment	12,329	12,891	11,629
Amortization of intangible assets	4,546	2,773	400
Stock-based compensation	17,873	9,003	7,865
Impairment of intangible assets	600	—	—
Write-off of prepaid royalties for software licenses	—	7,083	—
Loss on disposal of property and equipment	54	344	24
Deferred income taxes	(553)	785	66
Changes in operating assets and liabilities:
Accounts receivable	3,536	(8,924)	(217)
Inventory	4,150	(7,713)	22,900
Other operating assets	6,200	1,669	10,562
Accounts payable	(555)	(4,949)	(3,537)
Accrued expenses and other long-term liabilities	4,768	937	(7,377)
Deferred revenue	3,278	(3,039)	(35,522)
Net cash provided by (used in) operating activities	34,107	(39,309)	(5,910)
Cash flows from investing activities:
Purchases of property and equipment	(6,949)	(10,540)	(13,173)
Business acquisition, net of cash acquired	—	(35,508)	—
Purchases of marketable securities	(182,491)	(159,828)	(219,800)
Sale/maturities of marketable securities	196,980	258,278	282,041
Increase in restricted cash	—	—	(310)
Net cash provided by investing activities	7,540	52,402	48,758
Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	1,888	1,693	1,513
Proceeds from exercise of stock options	2,669	254	818
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(1,300)	(342)	(1,439)
Repurchase of common stock	(59,674)	—	—
Principal payments of capital lease obligations	(117)	(120)	(88)
Settlement of redeemable convertible subordinated debentures	—	(31,824)	—
Net cash (used in) provided by financing activities	(56,534)	(30,339)	804
Effect of exchange rate changes on cash and cash equivalents	(694)	(201)	(702)
Net (decrease) increase in cash and cash equivalents	(15,581)	(17,447)	42,950
Cash and cash equivalents, beginning of year	88,004	105,451	62,501
Cash and cash equivalents, end of year	$72,423	$88,004	$105,451
Supplemental disclosure of cash flow information:
Interest paid	$89	$780	$10
Income taxes paid	$1,569	$2,388	$926
Income tax refunds received	$164	$67	$827
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$1,446	$305	$550
Property and equipment acquired under capital lease	$113	$40	$119
Business acquisition purchase consideration - assumed equity awards	$—	$892	$—
Supplemental disclosure of non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and performance-based stock awards on date vested	$6,816	$1,640	$4,331

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements

(1) NATURE OF THE BUSINESS
Sonus Networks, Inc. (“Sonus” or the “Company”) was incorporated in 1997 and is a leading provider of networked solutions for communications service providers (e.g., telecommunications, wireless and cable service providers) and increasingly, to enterprises to help them advance, protect and unify their communications and improve collaboration. Sonus helps many of the world's leading communications service providers and enterprises embrace the next generation of Session Initiation Protocol ("SIP")-based solutions, including Voice over Internet Protocol ("VoIP"), video and Unified Communications ("UC") through secure, reliable and scalable Internet Protocol ("IP") networks. Sonus products include session border controllers, policy/routing servers, media and signaling gateways and network analytics tools. Sonus solutions address the need for communications service providers and enterprises to seamlessly link and leverage multivendor, multiprotocol communications systems and applications across their networks, around the world and in a rapidly changing ecosystem of IP-enabled devices such as smartphones and tablets. Sonus solutions help the Company's customers realize the intended value and benefits of UC platforms such as Microsoft Lync by enabling disparate communications environments, commonplace in most enterprises today, to work seamlessly together. Likewise, Sonus solutions facilitate the deployment and adoption of cloud-based communications.

The Company utilizes both direct and indirect sales channels to reach its target customers. Customers and prospective customers in the service provider space are traditional and emerging communications providers, including long distance carriers, local exchange carriers, Internet service providers, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers. Enterprise customers and target enterprise customers include financial institutions, retailers, state and local governments, and other multinational corporations. The Company collaborates with its customers to identify and develop new, advanced services and applications that can help to reduce costs, improve productivity and generate new revenue.

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States ("GAAP").

Effective in 2012, the Company began to report its first, second and third quarters on a 4-4-5 basis, with the quarter ending on the Friday closest to the last day of each third month. In 2013, the Company's first quarter ended on March 29, 2013, the second quarter ended on June 28, 2013 and the third quarter ended on September 27, 2013. In 2012, the Company's first quarter ended on March 30, 2012, the second quarter ended on June 29, 2012 and the third quarter ended on September 28, 2012. The Company's fiscal year ends on December 31.

On August 24, 2012, the Company completed the acquisition of Network Equipment Technologies, Inc. (“NET”). The financial results of NET have been included in the Company's consolidated financial statements for the year ended December 31, 2013 and in the year ended December 31, 2012 for the period subsequent to its acquisition.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

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

For multiple-element arrangements that include both software-only products and non-software products, the Company allocates the total arrangement consideration to the software-only deliverables as a group and to the individual non-software deliverables based on their relative selling prices. If an undelivered element (such as maintenance and support services) relates to both the software-only and non-software deliverables, the Company bifurcates the consideration allocated to the undelivered element (such as maintenance and support services) into a non-software component and the software-only component using the relative selling price method. The consideration allocated to the non-software and software-only deliverables is recognized in accordance with the guidance as discussed in this note.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

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

When VSOE is not established, the Company attempts to establish the selling price of each element based on third-party evidence of selling price (“TPE”). The Company's solution typically differs from that of its peers as there are no similar or interchangeable competitor products or services. The Company's various product, service and maintenance offerings contain a significant level of unique features and functionality and therefore, comparable pricing of competitors' products and services with similar functionality cannot be obtained. Accordingly, the Company is not able to determine TPE for its products or services.

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

The Company sells the majority of its products directly to its end customers. For products sold to resellers and distributors, the Company recognizes revenue on a sell-through basis.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

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

The components of foreign currency translation gains (losses), which are reported as a component of General and administrative expenses in the consolidated statements of operations, for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Transaction losses	$(746)	$(1,365)	$(1,293)
Remeasurement gains (losses)	(164)	767	9
	$(910)	$(598)	$(1,284)

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

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

Software development costs associated with internal use software are incurred in three stages of development: the preliminary project stage, the application development stage and the post-implementation stage. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Certain internal and external qualifying costs incurred during the application development stage are capitalized as property and equipment. Internal use software is amortized on a straight-line basis over its estimated useful life of three years, beginning when the software is ready for its intended use.

Intangible Assets and Goodwill

Intangible assets are comprised of intellectual property purchased in 2010 which is amortized over its estimated useful life of five years, and intangible assets arising from the August 24, 2012 acquisition of NET, comprised of developed technology, customer relationships, order backlog and internal use software, which are amortized over their estimated useful lives of four months to approximately six years. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable based upon the estimated undiscounted cash flows. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future operating cash flows or appraised values, depending on the nature of the asset. In the second quarter of 2013, the Company recorded an impairment charge of $0.6 million to write down the carrying value of one of its intellectual property intangible assets to zero. See Note 9 for additional information regarding this expense.

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually or if indicators of potential impairment exist by comparing the fair value of the Company's reporting unit to its carrying value.

The Company adopted ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08") for its 2013 annual impairment test. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. This qualitative assessment included the review of macroeconomic conditions, industry and market considerations, cost factors, overall company financial performance and other related facts and circumstances that could indicate that a more detailed assessment would be required. If it is concluded that it is more likely than not that the fair value is less than the carrying value, then it is necessary to perform the currently prescribed two-step goodwill impairment test. Alternatively, if it is concluded that it is not more likely than not that the fair value exceeds carrying value, the currently prescribed two-step goodwill impairment test is not required.

The Company's annual testing for impairment of goodwill is completed as of November 30 of each year. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. The Company performed its qualitative assessment for 2013 and concluded that it was not more likely than not that the fair value of our reporting unit was less than its carrying value. The Company's testing for 2012 and 2011 also indicated that no impairment of goodwill existed.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

Other Assets

Other assets are primarily comprised of the long-term portion of deferred cost of goods sold, prepaid expenses and deposits. In the fourth quarter of 2012, the Company wrote off $7.1 million of prepaid royalties related to products from which the Company does not expect to derive future sales. This amount is included as a component of Cost of revenue - product in the consolidated statement of operations for the year ended December 31, 2012.

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

Concentrations of Credit Risk and Single Source Suppliers

The financial instruments that potentially subject Sonus to concentrations of credit risk are cash, cash equivalents, marketable debt securities and accounts receivable. The Company's cash equivalents and marketable debt securities were managed by two financial institutions at both December 31, 2013 and 2012.

Certain components and software licenses from third parties used in Sonus' products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus' delivery of products and thereby materially adversely affect Sonus' revenues and operating results.

Sonus had three contract manufacturers at December 31, 2013. Failure to manage the activities of these manufacturers or any disruption in these relationships could result in the disruption in the supply of its products and in delays in the fulfillment of the Company's customer orders.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $2.7 million for the year ended December 31, 2013, $1.1 million for the year ended December 31, 2012 and $0.2 million for the year ended December 31, 2011.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

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

Sonus has not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as the Company plans to permanently reinvest these amounts. Cumulative undistributed foreign earnings were approximately $17 million at December 31, 2013 and approximately $19 million at December 31, 2012. Generally, the undistributed foreign earnings become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. The Company does not believe it is practicable to estimate with reasonable accuracy the hypothetical amount of the unrecognized deferred tax liability on its undistributed foreign earnings given the large number of tax jurisdictions involved and the many factors and assumptions required to estimate the amount of the U.S. federal income tax on the undistributed earnings after reduction for the available foreign tax credits.

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

In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations relating to guidance on applying tax rules to amounts paid to acquire, produce or improve tangible personal property as well as rules for materials and supplies effective for tax years beginning on or after January 1, 2014. The Company is currently assessing these rules and the impact they will have on its consolidated financial statements, if any.

Recent Accounting Pronouncements

On July 18, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of a Liability for an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

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

On March 4, 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"), which indicates that the entire amount of a cumulative translation adjustment ("CTA") related to an entity's investment in a foreign entity should be released when there has been either: (a) a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity; (b) the loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated); or (c) the step acquisition of a foreign entity (i.e., when the accounting for an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity). ASU 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. ASU 2013-05 is effective for the Company beginning January 1, 2014. The Company does not expect the adoption of ASU 2013-05 to have a material impact on its consolidated financial statements.

On February 5, 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"), which requires entities to disclose changes in accumulated other comprehensive income balances by component (i.e., unrealized gains or losses on available-for-sale securities or foreign-currency items) and significant items reclassified out of accumulated other comprehensive income by component either on the face of the income statement or as a separate footnote to the financial statements. ASU 2013-02 does not change the current requirements for interim financial statement reporting of comprehensive income. ASU 2013-02 became effective for the Company on January 1, 2013. The Company does not have significant items reclassified out of accumulated other comprehensive income and accordingly, the adoption of ASU 2013-02 did not impact the Company's consolidated financial statements.

(3) ACQUISITION OF NET

On August 24, 2012 (the “NET Acquisition Date”), the Company acquired all of the outstanding common stock of NET for cash consideration of $41.5 million, or $1.35 per share of NET common stock. The acquisition was effected through a merger of a wholly-owned subsidiary of the Company into NET with NET surviving the merger as a wholly-owned subsidiary of the Company. NET is a provider of networking equipment focused on secure real-time communications for UC, SIP trunking, enterprise mobility and IP-based multi-service networking. The Company acquired NET to enhance its position as an enabler of cloud-based UC. The acquisition of NET expanded the Company's portfolio of Session Border Controller (“SBC”) solutions for enterprise customers and brought engineering resources, broader channel capability and a broad U.S. federal government installed base to leverage into SIP-enabled platforms.

The transaction has been accounted for as a business combination, and the financial results of NET have been included in the Company's consolidated financial statements for the period subsequent to its acquisition. The Company's financial results for year ended December 31, 2012 include $17.3 million of revenue and $9.5 million of net loss attributable to NET for the period subsequent to its acquisition.

The Company finalized the valuation of acquired assets, identifiable intangible assets, uncertain tax liabilities and certain accrued liabilities in the third quarter of 2013. Based on new information gathered about facts and circumstances that existed as of the NET Acquisition Date, the Company recorded retrospective adjustments as of December 31, 2012, which resulted in a net decrease to goodwill of $1.4 million, a net increase to other current assets of $0.9 million and a net decrease to current liabilities of $0.5 million as set forth in the table below. The adjustments have been retrospectively applied to the December 31, 2012 balance sheet; however, these adjustments had no impact on the consolidated statements of operations, of comprehensive loss, of stockholders' equity or of cash flows.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

During the second quarter of 2013, the Company made an election under Section 338(g) of the Internal Revenue Code to have the NET transaction treated as an asset acquisition (i.e., a taxable transaction) with the goodwill being deductible for tax purposes over 15 years.

A summary of the allocation of the purchase consideration for NET is as follows (in thousands):

Fair value of consideration transferred
Cash, net of cash acquired	$35,508
Fair value of equity awards assumed (see Note 16)	892
Fair value of total consideration	$36,400
Fair value of assets acquired and liabilities assumed:
Marketable securities	$5,359
Deferred income taxes	681
Other current assets	13,388
Property and equipment	4,694
Noncurrent investments	10,167
Intangible assets	16,810
Goodwill	27,317
Other noncurrent assets	1,843
Current liabilities	(9,350)
Debt	(34,208)
Other long-term liabilities	(301)
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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

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

The calculations of shares used to compute basic and diluted loss per share are as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Weighted average shares outstanding—basic	278,428	280,090	278,540
Potential dilutive common shares	—	—	—
Weighted average shares outstanding—diluted	278,428	280,090	278,540

Options to purchase the Company's common stock and unvested shares of restricted stock and performance-based stock awards aggregating 35.4 million shares for the year ended December 31, 2013, 25.7 million shares for the year ended December 31, 2012 and 24.9 million shares for the year ended December 31, 2011 have not been included in the computation of diluted loss per share because their effect would have been antidilutive.

(5) CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS

The Company invests in debt and equity instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

The Company did not sell any of its available-for-sale securities during the years ended December 31, 2013, 2012 or 2011, and accordingly, no gains or losses were realized.

Marketable securities and investments with continuous unrealized losses for one year or greater at December 31, 2013 were nominal; however, since the Company does not intend to sell these securities and does not believe it will be required to sell any securities before they recover in value, it does not believe these declines are other-than-temporary.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

On a quarterly basis, the Company reviews its marketable securities and investments to determine if there have been any events that could create a credit impairment. Based on its reviews, the Company does not believe that any impairment existed with its current holdings at December 31, 2013.

The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt and equity securities and investments at December 31, 2013 and 2012 were comprised of the following (in thousands):

	December 31, 2013
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$50,404	$—	$—	$50,404

Marketable securities
U.S. government agency notes	$47,895	$15	$—	$47,910
Corporate debt securities	81,993	35	(8)	82,020
Commercial paper	5,647	2	—	5,649
Certificates of deposit	3,300	3	—	3,303
	$138,835	$55	$(8)	$138,882
Investments
U.S. government agency notes	$9,254	$3	$—	$9,257
Foreign government notes	1,250	—	—	1,250
Corporate debt securities	23,848	17	(8)	23,857
	$34,352	$20	$(8)	$34,364

	December 31, 2012
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$69,389	$—	$—	$69,389

Marketable securities
U.S. government agency notes	$53,646	$22	$—	$53,668
Foreign government notes	2,000	1	—	2,001
Corporate debt securities	84,047	34	(5)	84,076
Commercial paper	7,492	5	—	7,497
Certificates of deposit	14,650	13	—	14,663
	$161,835	$75	$(5)	$161,905
Investments
U.S. government agency notes	$19,358	$20	$—	$19,378
Corporate debt securities	10,306	20	(6)	10,320
	$29,664	$40	$(6)	$29,698

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

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

The following table shows the fair value of the Company's financial assets at December 31, 2013 and 2012. These financial assets are comprised of the Company's available-for-sale debt and equity securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the consolidated balance sheets (in thousands):

		Fair value measurements at December 31, 2013 using:
	Total carrying value at December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$50,404	$50,404	$—	$—

Marketable securities
U.S. government agency notes	$47,910	$—	$47,910	$—
Corporate debt securities	82,020	—	82,020	—
Commercial paper	5,649	—	5,649	—
Certificates of deposit	3,303	—	3,303	—
	$138,882	$—	$138,882	$—
Investments
U.S. government agency notes	$9,257	$—	$9,257	$—
Foreign government notes	1,250	—	1,250	—
Corporate debt securities	23,857	—	23,857	—
	$34,364	$—	$34,364	$—

		Fair value measurements at December 31, 2012 using:
	Total carrying value at December 31, 2012	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$69,389	$68,389	$1,000	$—

Marketable securities
U.S. government agency notes	$53,668	$—	$53,668	$—
Foreign government notes	2,001	—	2,001	—
Corporate debt securities	84,076	—	84,076	—
Commercial paper	7,497	—	7,497	—
Certificates of deposit	14,663	—	14,663	—
	$161,905	$—	$161,905	$—
Investments
U.S. government agency notes	$19,378	$—	$19,378	$—
Corporate debt securities	10,320	—	10,320	—
	$29,698	$—	$29,698	$—

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

(6) ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following (in thousands):

	December 31,
	2013	2012
Accounts receivable, gross	$64,620	$68,728
Allowance for doubtful accounts	(157)	—
Accounts receivable, net	$64,463	$68,728

The activity in the Company's allowance for doubtful accounts is as follows (in thousands):

Year ended December 31,	Balance at beginning of year	Charges to expense	Write-offs	Balance at end of year
2013	$—	$415	$(258)	$157
2012	$—	$—	$—	$—
2011	$313	$—	$(313)	$—

(7) INVENTORY

Inventory consists of the following (in thousands):

	December 31,
	2013	2012
On-hand final assemblies and finished goods inventories	$19,070	$22,009
Deferred cost of goods sold	4,387	5,704
	23,457	27,713
Less current portion	(21,793)	(25,614)
Noncurrent portion (included in Other assets)	$1,664	$2,099

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(8) PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

		December 31,
	Useful Life	2013	2012
Equipment	3 years	$80,710	$78,517
Software	2-3 years	15,410	14,852
Furniture and fixtures	3-5 years	855	983
Leasehold improvements	Shorter of the life of the lease or estimated useful life (1-5 years)	10,659	11,747
		107,634	106,099
Less accumulated depreciation and amortization		(88,532)	(82,332)
Property and equipment, net		$19,102	$23,767

The Company recorded depreciation and amortization expense related to property and equipment of $12.3 million for the year ended December 31, 2013, $12.9 million for the year ended December 31, 2012 and $11.6 million for the year ended December 31, 2011.

Property and equipment under capital leases included in the amounts above are as follows (in thousands):

	December 31,
	2013	2012
Cost	$326	$326
Less accumulated depreciation	(220)	(194)
Property and equipment under capital leases, net	$106	$132

The net book values of the Company's property and equipment by geographic area are as follows (in thousands):

	December 31,
	2013	2012
United States	$13,960	$16,110
Asia/Pacific	4,665	6,811
Europe	453	792
Other	24	54
	$19,102	$23,767

(9) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at December 31, 2013 and 2012 consist of the following (in thousands):

December 31, 2013	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Intellectual property	5.00	$999	$999	$—
Developed technology	5.03	9,080	2,729	6,351
Customer relationships	5.30	6,140	2,806	3,334
Internal use software	3.00	730	324	406
	4.35	$16,949	$6,858	$10,091

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

December 31, 2012	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Intellectual property	5.00	$2,999	$2,199	$800
Developed technology	5.03	9,080	730	8,350
Customer relationships	5.30	6,140	702	5,438
Order backlog	0.33	860	860	—
Internal use software	3.00	730	81	649
	4.35	$19,809	$4,572	$15,237

Amortization expense for intangible assets for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	Year ended December 31,			Statement of operations classification
	2013	2012	2011
Intellectual property	$200	$400	$400	Research and development
Developed technology	1,999	730	—	Cost of revenue - product
Customer relationships	2,104	702	—	Sales and marketing
Order backlog	—	860	—	Cost of revenue - product
Internal use software	243	81	—	Cost of revenue - product
	$4,546	$2,773	$400

In connection with the preparation of its financial statements for the second quarter of 2013, the Company reviewed its intangible assets and other long-lived assets for impairment indicators. The Company determined that a triggering event had occurred relative to one of its intellectual property intangible assets that had been acquired during 2010. During 2013, the Company discontinued its development of this technology and determined that there were no alternative uses of the technology within either its existing or future product lines. Additionally, based on the age and resulting obsolescence of such technology, the Company concluded that the fair value was nominal based on a discounted cash flow model. As a result, the Company recorded an impairment charge of $0.6 million in the three months ended June 28, 2013 to write down the carrying value of the asset to zero. This expense is included as a component of research and development expense in the Company's consolidated statements of operations for the year ended December 31, 2013. The nonrecurring fair value measurement of the impairment of the intellectual property was categorized in Level 3 of the fair value hierarchy.

Estimated future amortization expense for the Company's intangible assets at December 31, 2013 is as follows (in thousands):

Years ending December 31,
2014	$3,234
2015	2,368
2016	1,934
2017	1,901
2018	393
Thereafter	261
$10,091

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The changes in the carrying value of the Company's goodwill in the years ended December 31, 2013 and 2012 are as follows (in thousands):

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

	Year ended December 31,
	2013	2012
Balance at January 1:
Goodwill	$35,485	$8,168
Accumulated impairment losses	(3,106)	(3,106)
	32,379	5,062
Acquisition of NET	—	27,317
Balance at December 31	$32,379	$32,379

The components of the Company's goodwill balances at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Balance:
Goodwill	$35,485	$35,485
Accumulated impairment losses	(3,106)	(3,106)
	$32,379	$32,379

(10) ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	December 31,
	2013	2012
Employee compensation and related costs	$20,683	$15,799
Other	13,343	10,413
	$34,026	$26,212

(11) RESTRUCTURING ACCRUAL

On August 7, 2012, the Company announced that it had committed to a restructuring initiative to streamline operations and reduce operating costs by closing and consolidating certain facilities and reducing its worldwide workforce. In connection with this initiative, the Company recorded $5.4 million of restructuring expense in the year ended December 31, 2013, comprised of $5.1 million for severance and related costs in connection with reducing the Company's workforce and $0.3 million related to facilities.

The Company recorded $7.7 million of restructuring expense in the year ended December 31, 2012, comprised of $3.2 million for severance and related costs, $4.2 million related to space reductions in three facilities and $0.3 million for the write-off of assets associated with the aforementioned facility consolidations. The $4.2 million recorded in the year ended December 31, 2012 related to facilities is comprised of $4.0 million related to space reductions in NET's former corporate headquarters in California, $0.1 million related to space reductions in the former NET facility in New Jersey and $0.1 million to consolidate the Company's offices in France.

Restructuring expense is reported separately in the Company's consolidated statements of operations. The Company expects to complete the payments related to severance in the second half of 2014 and the payments related to facilities in 2016.

The portion of restructuring payments due more than one year from the balance sheet date is included in Other long-term liabilities in the Company's consolidated balance sheets. At December 31, 2013, the long-term portion of accrued restructuring was $1.8 million.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

The tables below summarize the restructuring accrual activity for the years ended December 31, 2013 and 2012 (in thousands):

	Balance at January 1, 2013	Initiatives charged to expense	Cash payments	Foreign exchange	Balance at December 31, 2013
Severance	$1,135	$5,102	$(4,904)	$—	$1,333
Facilities	4,100	309	(1,397)	—	3,012
	$5,235	$5,411	$(6,301)	$—	$4,345

	Initiatives charged to expense	Cash payments	Foreign exchange	Balance at December 31, 2012
Severance	$3,237	$(2,097)	$(5)	$1,135
Facilities	4,133	(35)	2	4,100
Restructuring accrual activity	7,370	$(2,132)	$(3)	$5,235
Asset write-offs	305
Total restructuring expense	$7,675

(12) DEBT

In connection with the Company's acquisition of NET, NET remained obligated under its 3 3/4 % Convertible Senior Notes due December 15, 2014 (the "2007 Notes") and 7 1/4 % Redeemable Convertible Subordinated Debentures due May 15, 2014 (the "1989 Debentures") outstanding at the NET Acquisition Date, subject to the transactions discussed below.

The Company has determined that the estimated fair value of its outstanding debt at both December 31, 2013 and 2012 equals its carrying value. Although the debt can be publicly traded, there have been no trading transactions since 2010 and accordingly, the Company has categorized it as a Level 2 within the fair value hierarchy.

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

Upon the occurrence of certain fundamental changes including, without limitation, an acquisition of voting control of NET, the liquidation of NET, or NET's common stock ceasing to be traded on a U.S. national securities exchange, a holder of 2007 Notes obtained the right to require NET to purchase for cash all or any part of its 2007 Notes at a purchase price equal to

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

100% of the principal amount plus any accrued and unpaid interest (including additional interest, if any) up until, but not including, the fundamental change purchase date. The acquisition of NET by the Company constituted a "fundamental change" under the indenture governing the 2007 Notes. Accordingly, as required by the indenture governing the 2007 Notes and as provided in the merger agreement, on August 27, 2012, a fundamental change notice was sent to each holder of 2007 Notes, indicating that each such holder had the right to have all or a portion of its 2007 Notes purchased at a price in cash equal to 100% of the principal amount of the 2007 Notes (or portion thereof), plus any accrued and unpaid interest to, but excluding the fundamental change purchase date of October 12, 2012. In response to the fundamental change notice, $8.1 million in aggregate principal amount of 2007 Notes were tendered for purchase. The remaining $2.4 million in aggregate principal amount is due on December 15, 2014.

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

(13) LONG-TERM LIABILITIES

Long-term liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Capital lease obligations	$154	$170
Deferred rent	3,057	3,551
Restructuring	4,345	5,235
	7,556	8,956
Current portion *	(3,185)	(3,250)
Long-term liabilities, net of current portion	$4,371	$5,706

* Includes $2.5 million at December 31, 2013 and $2.5 million at December 31, 2012 of current accrued restructuring reported as a component of Accrued expenses in the consolidated balance sheets.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

The future minimum annual payments under capital leases at December 31, 2013 are as follows (in thousands):

Years ending December 31,
2014	$89
2015	70
2016	2
Total minimum lease payments	161
Less amount representing interest	(7)
Present value of minimum lease payments	154
Less current portion	(84)
Long-term liabilities portion	$70

(14) STOCKHOLDER RIGHTS PLAN

On June 21, 2013, the Company entered into an amendment to its stockholder rights agreement (the "Rights Plan") to extend the expiration date of the rights in such Rights Plan from June 26, 2013 to June 26, 2015. The amendment was not in response to any acquisition proposal and no other amendments were made to the Rights Plan. The Rights Plan was originally adopted on June 26, 2008 and was subsequently initially extended on June 10, 2011 to June 26, 2013.

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

(15) COMMON STOCK REPURCHASES

On July 29, 2013, the Company announced that its Board of Directors had authorized a stock buyback program to repurchase up to $100 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. The Company may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The buyback program does not have a fixed expiration date but may be suspended or discontinued at any time. The buyback program is being funded using the Company's working capital.

During the year ended December 31, 2013, the Company spent $59.7 million, including transaction fees, to repurchase and retire 18.5 million shares of its common stock under the buyback program.

(16) STOCK-BASED COMPENSATION PLANS

2007 Stock Incentive Plan

The Company's 2007 Stock Incentive Plan (the "2007 Plan") was approved at the Company's Annual Meeting of Stockholders held on November 12, 2007, and became effective on that date. The 2007 Plan provides for the award of options to purchase the Company's common stock ("stock options"), stock appreciation rights ("SARs"), restricted common stock

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

("restricted stock"), performance-based awards, restricted stock units ("RSUs") and other stock-based awards to employees, officers, directors (including those directors who are not employees or officers of the Company), consultants and advisors of the Company and its subsidiaries.

At its June 12, 2013 annual meeting of stockholders, the Company's stockholders approved an amendment to the 2007 Plan (the "Amended 2007 Plan"), which increased the number of shares available for future grant by 21 million shares.

At December 31, 2013, there were 16.4 million shares available for future issuance under the Amended 2007 Plan. Under the fungible share pool formula, the number of total shares available for future awards under the Amended 2007 Plan would be reduced by the fungible share pool multiple of 1.5 for each share of common stock included in an award other than a stock option or SAR award. Accordingly, the total number of shares awarded in the future under the Amended 2007 Plan could be less than the number of shares currently available for issuance.

2008 Stock Incentive Plan

In connection with the acquisition of NET, the Company assumed NET's 2008 Equity Incentive Plan (the "NET 2008 Plan"), which provides for the award of stock options, SARs, restricted stock, performance-based awards and RSUs), and the number of shares available for grant under the 2008 Plan were converted to like Sonus equity awards (the "converted awards") using a conversion factor of 0.75, which was calculated based on the acquisition consideration of $1.35 per share of NET common stock divided by the average of the closing price of Sonus common stock for the ten consecutive days ending with the third trading day that preceded the closing date. This conversion factor was also used to convert the exercise prices of NET stock options to Sonus stock option exercise prices. The converted awards will vest under the same schedules as the respective NET stock options and NET RSUs.

The fair values of the NET stock options assumed were estimated using a Black-Scholes option pricing model. The Company recorded $0.9 million as additional purchase consideration for the fair value of the assumed equity awards. The fair value of the assumed awards attributable to future stock-based compensation expense totaled $0.4 million, which was recorded over a weighted average period of approximately eight months.

In December 2012, the Company's Board of Directors approved the re-naming of the NET 2008 Plan to the 2008 Stock Incentive Plan (the "2008 Plan"). At December 31, 2013, there were 2.1 million shares available for future issuance under the 2008 Plan. Under the fungible pool formula, the number of total shares available for future awards under the 2008 Plan would be reduced by the fungible share pool multiple of 1.25 for each share of common stock included in an award other than a stock option or SAR award. Accordingly, the total number of shares awarded in the future under the 2008 Plan could be less than the number of shares currently available for issuance.

Executive and Board of Directors Equity Arrangements

In March 2013, 21 executives of the Company, including Raymond P. Dolan, the Company's President and Chief Executive Officer ("Mr. Dolan"), elected to receive bonuses with respect to 2013 (collectively, the "2013 Bonus"), if any were earned, in the form of shares of the Company's common stock (collectively, the "2013 Bonus Shares"). The 2013 Bonus Shares, if any were granted, would be granted on a date concurrent with the timing of normal 2013 bonus payouts and would be fully vested as of the date of grant, with the number of 2013 Bonus Shares calculated by dividing amounts equal to 1.5 times the respective 2013 Bonus amounts earned, as determined by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") by the closing price of the Company's common stock on the date of grant. The Company is recording stock-based compensation expense for the 2013 Bonus Shares commensurate with the expected achievement level represented by the Company's accrual for its company-wide cash bonus program, as the performance metrics for each are consistent. On February 11, 2014, the Compensation Committee determined the achievement level for the 2013 Bonus Shares and also that such shares would be granted and vest on effective February 18, 2014. Accordingly, the Company granted approximately 1 million 2013 Bonus Shares on February 18, 2014, based on $3.30 per share, the closing price of the Company's common stock on the date of grant. Because no shares were granted in connection with the 2013 Bonus in the year ended December 31, 2013, there are no shares related to the 2013 Bonus reported in the restricted stock grant table below.

On February 15, 2013, Mr. Dolan elected to accept restricted shares of the Company's common stock in lieu of his base salary for the period from January 1, 2013 through December 31, 2013. Mr. Dolan had previously not received any salary

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

payments from the Company for this period. On February 15, 2013, the Company granted Mr. Dolan 183,824 shares of restricted common stock (the "2013 Salary Shares") having a total grant date fair value of $500,000, equal to Mr. Dolan's base salary for the year ending December 31, 2013. The number of shares was calculated by dividing Mr. Dolan's base salary for the year by $2.72, the closing price of the Company's common stock on the date of grant. The 2013 Salary Shares were fully vested on December 31, 2013. The Company recorded stock-based compensation expense related to the 2013 Salary Shares ratably for the period of January 1, 2013 through December 31, 2013. The 2013 Salary Shares are included in the amounts reported both as "Granted" and Vested" in the restricted stock grant table below.

On February 14, 2013, the Compensation Committee determined that eight executives of the Company, excluding Mr. Dolan, would receive their bonuses with respect to 2012 in the form of restricted shares of the Company's common stock equal to 100% of their respective target bonus amounts for 2012 (collectively, the "Executive Bonus Shares"). The number of shares granted to each executive was calculated by dividing his/her target bonus amount by the closing price of the Company's common stock on February 15, 2013, the date of grant. The Executive Bonus Shares vested 50% on August 15, 2013 and the remaining 50% vested on February 15, 2014. The Company accrued for the cash payment of bonuses at the expected company-wide cash payout percentage amount at December 31, 2012, which amounts were less than the target bonus amounts for each individual. The Company is recording the unamortized expense related to the Executive Bonus Shares as stock-based compensation expense through February 15, 2014. These shares are reported as "Granted" in the restricted stock grant table below.

On August 7, 2012, Mr. Dolan elected to accept shares of restricted stock (the “2012 Salary Shares”) in lieu of base salary for the period from August 10, 2012 through December 31, 2012 and to receive his year 2012 target bonus, if earned, in the form of restricted shares (the “Dolan 2012 Bonus Shares”). The Company granted Mr. Dolan 108,398 2012 Salary Shares, which have a total grant date fair value equal to the balance of Mr. Dolan's base salary for the year ending December 31, 2012, calculated by dividing Mr. Dolan's remaining base salary for the year by $1.78, the closing price of the Company's common stock on the date of grant. The 2012 Salary Shares vested in full on December 31, 2012. The Company recorded compensation expense related to these awards ratably over the remaining vesting period through December 31, 2012. The 2012 Salary Shares are included in the amount reported both as “Granted” and "Vested" in the Restricted Stock Awards table below. On August 10, 2012, the Company granted Mr. Dolan 421,348 Dolan 2012 Bonus Shares, which equaled Mr. Dolan's potential 2012 bonus at the maximum level of achievement (150% of Mr. Dolan's annual base salary), divided by $1.78, the closing price of the Company's common stock on the date of grant. During 2012, the Company recorded stock-based compensation expense for the Dolan 2012 Bonus Shares commensurate with the expected achievement level represented by the Company's accrual for its company-wide cash bonus program, as the performance metrics for each were consistent. The Dolan Bonus Shares represented the performance-based stock award shares reported as "Unvested balance at January 1, 2013" in the performance-based stock awards table below. On February 14, 2013, the Compensation Committee determined that Mr. Dolan had earned 280,899 Dolan 2012 Bonus Shares, of which 50% vested on August 15, 2013 and the remaining 50% vested on February 15, 2014. The Company is recording the unamortized expense related to the Dolan 2012 Bonus Shares, including incremental expense arising from the modification of this award, through February 15, 2014. Mr. Dolan forfeited the remaining 140,449 Dolan 2012 Bonus Shares on February 14, 2013, and these shares are reported as "Forfeited" in the performance-based stock awards table below.

Certain members of the Company's Board of Directors elected to receive their annual cash retainer in shares of the Company's common stock in lieu of cash payments. Accordingly, the Company granted approximately 73,000 shares in the aggregate under the Amended 2007 Plan to such members of the Board of Directors, of which approximately 40,000 shares were granted on February 15, 2013 and approximately 33,000 shares were granted on June 17, 2013. All such shares vested immediately on the applicable grant date. The shares are reported as both "Granted" and "Vested" in the restricted stock grants table below.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

The activity related to the Company's outstanding stock options during the year ended December 31, 2013 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	25,116,398	$3.46
Granted	13,957,856	$2.92
Exercised	(1,304,918)	$2.04
Forfeited	(2,018,807)	$2.67
Expired	(2,614,417)	$4.92
Outstanding at December 31, 2013	33,136,112	$3.22	6.81	$12,157
Vested or expected to vest at December 31, 2013	30,348,416	$3.26	6.62	$11,082
Exercisable at December 31, 2013	14,914,561	$3.73	4.47	$4,853

The grant date fair values of options to purchase common stock granted in the years ended December 31, 2013, 2012 and 2011 were estimated using the Black-Scholes valuation model with the following assumptions:

	Year ended December 31,
	2013	2012	2011
Risk-free interest rate	0.82%-1.71%	0.67%-0.89%	0.95%-2.12%
Expected dividends	—	—	—
Weighted average volatility	63.2%	67.4%	67.6%
Expected life (years)	4.5-6.0	4.5	4.5

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

The weighted average grant-date fair values of options granted during the year were $1.48 for the year ended December 31, 2013, $1.39 for the year ended December 31, 2012 and $1.37 for the year ended December 31, 2011.

The total intrinsic values of options exercised during the year were $1.3 million for the year ended December 31, 2013, $0.2 million for the year ended December 31, 2012 and $0.9 million for the year ended December 31, 2011.

The Company received cash from option exercises of $2.7 million in the year ended December 31, 2013, $0.3 million in the year ended December 31, 2012 and $0.8 million in the year ended December 31, 2011.

Restricted Stock Grants - Restricted Stock Awards and Restricted Stock Units

The Company's outstanding restricted stock grants consist of both restricted stock awards ("RSAs") and RSUs. During the years ended December 31, 2013, 2012 and 2011, the Company had no unvested RSUs other than those converted in connection with the NET acquisition; all of which were fully vested by December 31, 2013. Recipients of RSAs have voting rights and rights to receive dividends, if declared. RSAs generally vest 25% on the first anniversary of the grant date, with the remaining 75% vesting in equal increments semi-annually thereafter. The grant date fair value of restricted stock grants, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the requisite service period. The fair value of restricted stock grants is determined based on the market value of the Company's shares on the date of grant.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

The activity related to the Company's unvested restricted stock grants for the year ended December 31, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2013	617,203	$2.45
Granted	1,584,086	$2.83
Vested	(908,485)	$2.60
Forfeited	(54,039)	$2.66
Unvested balance at December 31, 2013	1,238,765	$2.82

The total fair value of restricted stock grant shares vested was $2.4 million in the year ended December 31, 2013, $1.8 million in the year ended December 31, 2012 and $3.2 million in the year ended December 31, 2011.

Performance-Based Stock Awards

Similar to recipients of RSAs, recipients of performance-based stock awards have voting rights and rights to dividends, if declared. The Company begins to record stock-based compensation expense for performance-based stock awards at the time that it becomes probable that the respective performance conditions will be achieved. The Company continues to recognize the grant date fair value of performance-based stock awards through the vest date of the respective awards so long as it remains probable that the related performance conditions will be satisfied.

The activity related to the Company's performance-based stock awards for the year ended December 31, 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2013	421,348	$1.78
Granted	1,984,500	$2.72
Vested	(1,205,858)	$2.61
Forfeited	(140,449)	$1.78
Unvested balance at December 31, 2013	1,059,541	$2.60

On February 14, 2013, the Compensation Committee took certain actions regarding performance-based stock awards that had been awarded in previous years but for which the grant date criteria had not been met as of December 31, 2012. These actions included determining that a certain number of these performance-based shares would vest as of February 15, 2013 (the “Vested Performance Shares”) and subjecting the remaining performance-based shares (the “Future Performance Shares”) to further performance and service conditions. Accordingly, as of February 15, 2013 the grant date criteria were met for both the Vested Performance Shares and the Future Performance Shares and they are reported as "Granted" in the table above. The performance conditions for the Future Performance Shares related to either a portion of or the full 2013 year and the service conditions were implemented through vesting schedules individually assigned to each Future Performance Share award that provide for service-based vesting through 2015. On July 26, 2013, the Compensation Committee determined that the performance conditions related to the Future Performance Shares had been satisfied based on the Company's performance for the six months ended June 28, 2013 and, accordingly, all of the Future Performance Shares will vest contingent upon continued employment with the Company on the vesting dates. The Company had previously estimated that the conditions related to the Future Performance Shares would be satisfied by June 28, 2013 and had recorded expense in the first and second quarters of 2013 based on that estimate. The Company is recording the unamortized expense related to the Future Performance Shares based on the vesting dates of the respective awards.

ESPP

The Amended and Restated 2000 Employee Stock Purchase Plan (the "ESPP") is designed to provide eligible employees of the Company and its participating subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

At December 31, 2013, the ESPP provides for six-month consecutive offering periods, with the purchase price of the stock equal to 85% of the market price on the last day of the offering period. Under the ESPP, because employees are entitled to purchase a variable number of shares for a fixed monetary amount, future awards are classified as share-based liabilities and recorded at fair value. The Company reclassifies these liabilities to Additional paid-in capital at the time of the share purchase, which is the date of the award. At the February 2014 meeting of the Board of Directors, the ESPP was amended, effective March 1, 2014, to provide for six-month consecutive offering periods with the purchase price of the stock equal to 85% of the lesser of the market price on the first or last day of the offering period. The maximum number of shares of common stock an employee may purchase during each offering period is 2,500, subject to certain adjustments pursuant to the ESPP.

On January 1 of each year, the aggregate number of shares of common stock available for purchase under the ESPP increases by the lesser of (i) 2% of the outstanding shares on December 31 of the preceding year or (ii) an amount determined by the Board of Directors of the Company. At December 31, 2013, 25.0 million shares were authorized and 11.6 million shares were available under the ESPP for future issuance.

Stock-Based Compensation

The consolidated statements of operations include stock-based compensation for the years ended December 31, 2013, 2012 and 2011 as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Product cost of revenue	$181	$162	$398
Service cost of revenue	1,050	813	1,203
Research and development	3,616	2,297	2,045
Sales and marketing	4,780	2,006	1,817
General and administrative	8,246	3,725	2,402
	$17,873	$9,003	$7,865

There is no income tax benefit for employee stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011 due to the valuation allowance recorded.

At December 31, 2013, there was $22.6 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, RSAs and performance-based stock awards. This expense is expected to be recognized over a weighted average period of approximately three years.

Common Stock Reserved

Common stock reserved for future issuance at December 31, 2013 consists of the following:

Amended 2007 Plan	16,437,253
2008 Plan	2,066,069
ESPP	11,598,424
30,101,746

The Company's policy is to issue authorized but unissued shares upon the exercise of stock options, grant restricted common stock and performance-based stock awards, and authorize the purchase of shares of the Company's common stock under the ESPP.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(17) EMPLOYEE DEFINED CONTRIBUTION PLAN
Through December 31, 2012, the Company provided a matching contribution of 50% of employee contributions to its 401(k) savings plan, up to a maximum match of $3,500 per employee per year. The Company elected not to make a matching contribution in 2013 and, accordingly, the Company did not record expense related to its 401(k) savings plan in the year ended December 31, 2013. The Company recorded expense related to its 401(k) savings plan of $1.7 million in the year ended December 31, 2012 and $1.4 million in the year ended December 31, 2011.

(18) INCOME TAXES
The components of income (loss) from continuing operations before income taxes consist of the following (in thousands):

	Year ended December 31,
	2013	2012	2011
Loss before income taxes:
United States	$(21,076)	$(49,337)	$(13,144)
Foreign	409	1,609	1,906
	$(20,667)	$(47,728)	$(11,238)

The provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

	Year ended December 31,
	2013	2012	2011
Provision (benefit) for income taxes:
Current:
Federal	$14	$14	$14
State	150	105	183
Foreign	1,696	1,465	1,212
Total current	1,860	1,584	1,409
Deferred:
Federal	(1,911)	(12,441)	(140)
State	(103)	(1,680)	696
Foreign	(1,081)	607	56
Change in valuation allowance	2,687	14,371	(556)
Total deferred	(408)	857	56
Total	$1,452	$2,441	$1,465

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

A reconciliation of the Company's effective tax rate for continuing operations to the statutory federal rate is as follows:

	Year ended December 31,
	2013	2012	2011
U.S. statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	0.4	(3.6)	6.0
Foreign income taxes	1.3	3.2	5.3
Capital loss expiration	24.0	—	—
Foreign deemed dividends	1.8	2.1	9.3
Stock-based compensation	7.6	3.4	14.9
Tax credits	(6.1)	(0.7)	3.2
Uncertain tax positions	—	—	0.1
Deferred cost of goods sold elimination	—	(1.2)	5.0
Valuation allowance	9.9	35.5	2.0
Goodwill amortization	3.3	0.5	—
Other, net	(0.2)	0.9	2.2
Effective income tax rate	7.0%	5.1%	13.0%

The following is a summary of the significant components of deferred income tax assets and liabilities (in thousands):

	December 31,
	2013	2012
Assets:
Net operating loss carryforwards	$64,811	$62,257
Capital loss carryforwards	—	5,455
Research and development tax credits	21,401	19,627
Other tax credits	160	249
Intangible assets	2,530	1,332
Deferred revenue	4,143	3,915
Accrued expenses	10,519	7,871
Inventory	6,498	5,750
Stock-based compensation	9,263	7,881
Other temporary differences	3,642	4,863
	122,967	119,200
Valuation allowance	(119,616)	(116,929)
Total deferred tax assets	3,351	2,271
Liabilities:
Purchased intangible assets	(922)	(249)
Unrealized gain on available-for-sale securities	(574)	(574)
Total deferred tax liabilities	(1,496)	(823)
Total net deferred tax assets	$1,855	$1,448

Reported as:
Deferred income taxes - current	$656	$686
Deferred income taxes - noncurrent	1,199	762
	$1,855	$1,448

At December 31, 2013, the Company had cumulative net operating losses ("NOL") of $200.6 million for federal income tax purposes and $88.7 million for state income tax purposes. The federal NOL carryforwards expire at various dates from 2020 through 2033. The state NOL expires at various dates from 2014 through 2033. Of the federal NOL, $127.0 million is attributable to stock option deductions. The Company's federal NOL carryforwards for tax return purposes are $25.0 million greater than its recognized federal NOL for financial reporting purposes, primarily due to excess tax benefits (stock compensation deductions in excess of book compensation costs) not recognized for financial statement purposes until realized. The tax benefit of this loss would be recognized for financial statement purposes in the period in which the tax benefit reduces

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

income taxes payable, which will not be recognized until the Company recognizes a reduction in taxes payable from all other NOL carryforwards. In addition, the Company has $9.3 million of deferred tax assets as of December 31, 2013 related to compensation expenses recognized for financial reporting purposes that are not deductible for tax purposes until options are exercised or shares vest. As employees will not exercise the underlying options unless the current market price exceeds the option exercise price and the Company's tax deduction for restricted shares is determined as the shares vest, the ultimate realization of the benefit related to stock options is directly associated with the price of the Company's common stock. At December 31, 2013, the Company's stock price of $3.15 was below the weighted average exercise price of the Company's stock options of $3.22.
With respect to non-U.S. NOL carryovers, the Company's United Kingdom subsidiary has a current year estimated NOL of approximately $0.8 million and a carryover of approximately $3.0 million from its acquisition of NET.
The Company also has available federal and state research and development credit carryforwards of approximately $27 million that expire at various dates from 2015 through 2033.
During 2013, $14.1 million of capital loss carryover resulting from the Company's sale of its Zynetix subsidiary on November 26, 2008 expired. The capital loss was only available to offset capital gains. Because it was not more likely than not that the Company would realize a benefit prior to the expiration of the capital loss carryforward, a full valuation allowance had been established against the $5.5 million tax benefit associated with this capital loss.
During 2013 and 2012, the Company performed an analysis to determine if, based on all available evidence, it considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. As a result of the Company's evaluation, the Company concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to its cumulative losses and other factors. Accordingly, the Company has maintained a valuation allowance against its domestic deferred tax asset amounting to $119.6 million at December 31, 2013 and $116.9 million at December 31, 2012.

A reconciliation of the Company's unrecognized tax benefits is as follows (in thousands):

	2013	2012	2011
Unrecognized tax benefits at January 1	$8,847	$10,004	$9,990
Increases related to current year tax positions	14	14	14
Decreases related to prior period tax positions	—	(1,171)	—
Settlements	—	—	—
Unrecognized tax benefits at December 31	$8,861	$8,847	$10,004

The Company recorded liabilities for potential penalties and interest of $14,000 for the year ended December 31, 2013, $14,000 for the year ended December 31, 2012 and $14,000 for the year ended December 31, 2011. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months. Due to the Company's valuation allowance at December 31, 2013, none of the Company's unrecognized tax benefits, if recognized, would affect the effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Generally, the tax years 2008 through 2013 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company's federal NOLs generated prior to 2003 could be adjusted on examination even though the year in which the loss was generated is otherwise closed by the statute of limitations. The Company's primary state jurisdiction, Massachusetts, has open periods from 2009 through 2013.

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

With respect to the acquisition of NET, during the second quarter of 2013, the Company made an election under Section 338(g) of the Internal Revenue Code to have the acquisition transaction treated as an asset acquisition (i.e., a taxable transaction). The election is not considered part of the business combination and resulted in a step-up in the acquired assets and

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

liabilities to fair market value for tax purposes. During the third quarter of 2013, as a result of the election, the Company reversed all of the deferred taxes related to NET's assets, liabilities and net operating loss carryovers and the related valuation allowance that were recorded in the business combination. The resulting taxable gain from the election was fully offset by NET's operating loss carryovers and no taxes were paid by the Company as a result of the election.

(19) MAJOR CUSTOMERS
The following customers each contributed 10% or more of the Company's revenue in at least one of the years ended December 31, 2013, 2012 and 2011:

	Year ended December 31,
	2013	2012	2011
Bahamas Telecommunications Company Ltd.	*	*	14%
AT&T	15%	20%	12%
__________________________________

*	Represents less than 10% of revenue
At December 31, 2013, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 13% of the Company's accounts receivable balance. At December 31, 2012, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 25% of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(20) GEOGRAPHIC AND OPERATING SEGMENT INFORMATION

The Company's classification of revenue by geographic area is determined by the location of the Company's customers. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Year ended December 31,
	2013	2012	2011
United States	69%	68%	60%
Europe, Middle East and Africa	12	13	12
Japan	12	14	11
Other Asia Pacific	5	4	2
Other	2	1	15
	100%	100%	100%

Bahamas Telecommunications Company Ltd. ("Bahamas Telecom") accounted for approximately 14% of the Company's revenue in the year ended December 31, 2011. Bahamas Telecom is located in the Caribbean and is included as a component of "Other" in the table above.

The Company's product revenue is comprised of the following (in thousands):

	Year ended December 31,
	2013	2012	2011
Trunking and communication applications	$69,841	$85,694	$116,506
SBC	97,431	67,632	37,867
	$167,272	$153,326	$154,373

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

The Company's service revenue is comprised of the following (in thousands):

	Year ended December 31,
	2013	2012	2011
Maintenance	$84,698	$76,423	$76,418
Professional services	24,763	24,385	28,905
	$109,461	$100,808	$105,323

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

Escalation clauses, free rent and other lease concessions are recognized on a straight-line basis over the minimum lease term. Rent expense was $5.5 million for the year ended December 31, 2013, $5.0 million for the year ended December 31, 2012 and $5.3 million for the year ended December 31, 2011.

Future minimum payments under operating lease arrangements as of December 31, 2013 are as follows (in thousands):

Years ending December 31,
2014	$5,824
2015	4,721
2016	3,316
2017	1,951
2018	1,135
Thereafter	226
$17,173

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

(22) SUBSEQUENT EVENT

On December 13, 2013, the Company announced that it had entered into a definitive merger agreement to acquire Performance Technologies, Incorporated ("PT") for $3.75 per share, or approximately $34 million in cash, net of PT's cash and excluding acquisition-related costs. The Company believes that this acquisition will enable Sonus to expand and diversify its portfolio with an integrated, virtualized Diameter and SIP-based solution and deliver strategic value to service providers seeking to offer new multimedia services through mobile, cloud-based, real-time communications. On February 19, 2014, the Company completed the acquisition of PT.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(23) QUARTERLY RESULTS (UNAUDITED)

The following tables present the Company's quarterly operating results for the years ended December 31, 2013 and 2012. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with the Company's audited consolidated financial statements and related notes.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Fiscal 2013
Revenue	$63,288	$69,193	$68,099	$76,153
Cost of revenue	25,486	25,185	25,835	27,767
Gross profit	$37,802	$44,008	$42,264	$48,386
Loss from operations	$(13,472)	$(4,633)	$(2,911)	$(59)
Net income (loss)	$(13,748)	$(4,870)	$(3,773)	$272
Earnings (loss) per share (1):
Basic	$(0.05)	$(0.02)	$(0.01)	$—
Diluted	$(0.05)	$(0.02)	$(0.01)	$—
Shares used in computing earnings (loss) per share:
Basic	281,542	282,389	279,209	270,936
Diluted	281,542	282,389	279,209	273,490

	First Quarter	Second Quarter (2)	Third Quarter (2)	Fourth Quarter
	(In thousands, except per share data)
Fiscal 2012
Revenue	$64,339	$57,610	$57,049	$75,136
Cost of revenue	22,585	24,815	24,607	39,533
Gross profit	$41,754	$32,795	$32,442	$35,603
Loss from operations	$(6,197)	$(11,792)	$(14,804)	$(15,749)
Net loss	$(6,438)	$(11,725)	$(15,619)	$(16,387)
Loss per share (1):
Basic	$(0.02)	$(0.04)	$(0.06)	$(0.06)
Diluted	$(0.02)	$(0.04)	$(0.06)	$(0.06)
Shares used in computing loss per share:
Basic	279,487	279,926	280,145	280,773
Diluted	279,487	279,926	280,145	280,773
__________________________________

(1)
Earnings (loss) per share is calculated independently for each of the quarters presented; accordingly, the sum of the quarterly earnings (loss) per share amounts may not equal the total calculated for the year.

(2)	Includes the results of NET for the period subsequent to August 24, 2012.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992). Based on this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting is effective.

Deloitte & Touche LLP, an independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management's internal control over financial reporting, which is included in this Item 9A under the caption "Report of Independent Registered Public Accounting Firm."

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sonus Networks, Inc.
Westford, Massachusetts

We have audited the internal control over financial reporting of Sonus Networks, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 27, 2014

Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is included under the captions "Executive Officers of the Registrant," "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Code of Ethics" and "Board Meetings and Committees" in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year ended December 31, 2013 and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by this Item 11 is included under the captions "Director Compensation," "Summary of Executive Compensation," "Plan-Based Awards," "Option Holdings," "Severance and Change-in-Control Arrangements," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2013 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is included under the captions "Beneficial Ownership of Securities" and "Equity Compensation Plan Information" in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2013 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is included, as applicable, under the captions "Severance and Change-in-Control Agreements," "Indemnification Agreements," "Director Independence" and "Transactions with Related Persons" in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2013 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is included under the captions "Fees for Independent Registered Public Accounting Firm during the years ended December 31, 2013 and 2012" and "Policy on Audit Committee Pre-approval of Audit and Non-audit Services" in our definitive Proxy Statement with respect to our 2014 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2013 and is incorporated herein by reference.

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

SONUS NETWORKS, INC.

	By:	/s/ Raymond P. Dolan
February 27, 2014		Raymond P. Dolan President, Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Raymond P. Dolan	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2014
Raymond P. Dolan

/s/ Mark T. Greenquist	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2014
Mark T. Greenquist

/s/ Howard E. Janzen	Chairman	February 27, 2014
Howard E. Janzen

/s/ James K. Brewington	Director	February 27, 2014
James K. Brewington

/s/ Matthew W. Bross	Director	February 27, 2014
Matthew W. Bross

/s/ John P. Cunningham	Director	February 27, 2014
John P. Cunningham

/s/ Beatriz V. Infante	Director	February 27, 2014
Beatriz V. Infante

/s/ Richard J. Lynch	Director	February 27, 2014
Richard J. Lynch

/s/ Pamela D.A. Reeve	Director	February 27, 2014
Pamela D. A. Reeve

/s/ John A. Schofield	Director	February 27, 2014
John A. Schofield

/s/ Scott E. Schubert	Director	February 27, 2014
Scott E. Schubert

/s/ H. Brian Thompson	Director	February 27, 2014
H. Brian Thompson

EXHIBIT INDEX

Exhibit No.		Description
2.1**
Agreement and Plan of Merger, dated as of June 18, 2012, by and among Sonus Networks, Inc., Navy Acquisition Subsidiary, Inc. and Network Equipment Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K, filed June 19, 2012 with the SEC).

2.2**
Agreement and Plan of Merger, dated as of December 12, 2013, by and among Sonus Networks, Inc., Performance Technologies, Incorporated and Purple Acquisition Subsidiary, Inc. (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K, filed December 13, 2013 with the SEC).

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

4.4
Amendment No. 2 dated as of June 21, 2013 to Rights Agreement first dated as of June 26, 2008 and as amended on June 2011, between Sonus Networks, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K, filed June 24, 2013 with the SEC).

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

10.4	+	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q, filed August 20, 2004 with the SEC).
10.5	+	Form of Resale Restriction Agreement (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed December 28, 2005 with the SEC).
10.6	+	Form of Consent to Stock Option Amendment (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed December 29, 2006 with the SEC).
10.7	* +	Amended and Restated 2000 Employee Stock Purchase Plan, as amended.
10.8	+
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

10.11	+	Sonus Networks, Inc. 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed June 18, 2013 with the SEC).

10.12	+	Senior Management Cash Incentive Plan, as amended on March 28, 2013 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed April 1, 2013 with the SEC).
10.13	+
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

10.28	+	2008 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8, filed August 27, 2012 with the SEC).
10.29	+
Form of Nonstatutory Stock Option Award Agreement Granted under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the registrant's Annual Report on Form 10-K, filed March 6, 2013 with the SEC).

10.30	+
Form of Restricted Stock Award Agreement Granted under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the registrant's Annual Report on Form 10-K, filed March 6, 2013 with the SEC).

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

10.35	+
Amendment to Employment Agreement between Sonus Networks, Inc. and Raymond P. Dolan, accepted March 28, 2013 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed April 1, 2013 with the SEC).

10.36	+
Amendment to Employment Agreement between Sonus Networks, Inc. and Todd Abbott, accepted March 28, 2013 (incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K, filed April 1, 2013 with the SEC).

10.37
Stockholder Voting Agreement dated as of December 12, 2013, by and between Sonus Networks, Inc. and John M. Slusser (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed December 13, 2013 with the SEC).

10.38	+
Amendment to Employment Agreement between Sonus NEtworks, Inc. and Raymond P. Dolan, accepted January 2, 2014 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed January 6, 2014 with the SEC).

10.39	+
Form of Letter Agreement between Sonus Networks, Inc. and each of Raymond P. Dolan, Mark Greenquist, Todd Abbott and Anthony Scarfo (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed January 6, 2014 with the SEC).

10.40	+
Employment Agreement between Sonus Networks, Inc. and Mark T. Greenquist, accepted on October 24, 2013 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed October 29, 2013 with the SEC).

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

**
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.