Form 10-Q
period 2014-03-28
SONUS NETWORKS INC
filed 2014-04-29
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2014
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

As of April 23, 2014, there were 247,783,540 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED MARCH 28, 2014

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
Important factors that could cause actual results to differ materially from those in these forward-looking statements are discussed in Part I, Items 2 and 3, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk," respectively, and Part II, Item 1A, "Risk Factors," of this Quarterly Report on Form 10-Q. Also, any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which this Quarterly Report on Form 10-Q was first filed. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
SONUS NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 28, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$71,771	$72,423
Marketable securities	87,446	138,882
Accounts receivable, net of allowance for doubtful accounts of $157 at March 28, 2014 and December 31, 2013	45,677	64,463
Inventory	24,178	21,793
Deferred income taxes	693	656
Other current assets	16,741	15,073
Total current assets	246,506	313,290
Property and equipment, net	20,968	19,102
Intangible assets, net	26,162	10,091
Goodwill	40,572	32,379
Investments	—	34,364
Deferred income taxes	2,133	2,121
Other assets	6,010	6,137
	$342,351	$417,484
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,741	$11,164
Accrued expenses	25,689	34,026
Current portion of deferred revenue	42,179	41,169
Convertible subordinated note	2,380	2,380
Current portion of long-term liabilities	701	672
Total current liabilities	80,690	89,411
Deferred revenue	10,081	10,528
Deferred income taxes	1,199	922
Other long-term liabilities	4,193	4,371
Total liabilities	96,163	105,232
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value per share; 600,000,000 shares authorized; 247,707,063 shares issued and outstanding at March 28, 2014; 266,226,845 shares issued and outstanding at December 31, 2013	248	266
Additional paid-in capital	1,218,311	1,280,442
Accumulated deficit	(978,445)	(974,492)
Accumulated other comprehensive income	6,074	6,036
Total stockholders' equity	246,188	312,252
	$342,351	$417,484

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 28, 2014	March 29, 2013
Revenue:
Product	$45,140	$37,796
Service	25,602	25,492
Total revenue	70,742	63,288
Cost of revenue:
Product	13,663	13,895
Service	10,656	11,591
Total cost of revenue	24,319	25,486
Gross profit	46,423	37,802
Operating expenses:
Research and development	18,972	17,501
Sales and marketing	19,581	21,114
General and administrative	11,186	10,710
Acquisition-related	1,306	—
Restructuring	1,169	1,949
Total operating expenses	52,214	51,274
Loss from operations	(5,791)	(13,472)
Interest income, net	35	138
Other income, net	2,335	—
Loss before income taxes	(3,421)	(13,334)
Income tax provision	(532)	(414)
Net loss	$(3,953)	$(13,748)
Loss per share
Basic	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.05)
Shares used to compute loss per share:
Basic	265,400	281,542
Diluted	265,400	281,542

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended
	March 28, 2014	March 29, 2013
Net loss	$(3,953)	$(13,748)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	94	(326)
Unrealized loss on available-for sale marketable securities, net of tax	(10)	(83)
Other comprehensive income (loss), net of tax	84	(409)
Comprehensive loss, net of tax	$(3,869)	$(14,157)

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 28, 2014	March 29, 2013
Cash flows from operating activities:
Net loss	$(3,953)	$(13,748)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation and amortization of property and equipment	2,917	3,522
Amortization of intangible assets	1,029	1,187
Stock-based compensation	5,774	4,224
Loss on disposal of property and equipment	55	17
Deferred income taxes	176	183
Changes in operating assets and liabilities:
Accounts receivable	22,973	17,472
Inventory	2,337	(837)
Other operating assets	(259)	1,515
Accounts payable	(1,551)	(4,637)
Accrued expenses and other long-term liabilities	(7,754)	(4,329)
Deferred revenue	(538)	1,739
Net cash provided by operating activities	21,206	6,308
Cash flows from investing activities:
Purchases of property and equipment	(3,287)	(1,005)
Business acquisition, net of cash acquired	(34,010)	—
Purchases of marketable securities	—	(76,526)
Maturities/sales of marketable securities	87,646	57,110
Net cash provided by (used in) investing activities	50,349	(20,421)
Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	1,197	865
Proceeds from exercise of stock options	3,444	578
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(1,530)	(346)
Repurchase of common stock	(75,385)	—
Principal payments of capital lease obligations	(24)	(31)
Net cash (used in) provided by financing activities	(72,298)	1,066
Effect of exchange rate changes on cash and cash equivalents	91	(329)
Net decrease in cash and cash equivalents	(652)	(13,376)
Cash and cash equivalents, beginning of year	72,423	88,004
Cash and cash equivalents, end of period	$71,771	$74,628
Supplemental disclosure of cash flow information:
Interest paid	$2	$2
Income taxes paid	$751	$555
Income tax refunds received	$—	$3
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$384	$186
Business acquisition purchase consideration - assumed equity awards	$1,671	$—

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) BASIS OF PRESENTATION
Business
Sonus Networks, Inc. (“Sonus” or the “Company”) was incorporated in 1997 and is a leading provider of networked solutions for communications service providers (e.g., telecommunications, wireless and cable service providers) and enterprises to help them advance, protect and unify their voice and data communication networks, reduce expenses and position themselves to provide new services to their customers. Sonus helps many of the world's leading communications service providers and enterprises implement the next generation of Session Initiation Protocol ("SIP")-based solutions, including Voice over IP ("VoIP") and Unified Communications ("UC") through secure, reliable and scalable Internet Protocol ("IP") networks. Sonus products include session border controllers ("SBCs"), diameter signaling controllers ("DSCs"), policy/routing servers, media and signaling gateways and network analytics tools. Sonus solutions address the need for communications service providers and enterprises to seamlessly link and leverage multivendor, multiprotocol communications systems and applications across a single network infrastructure. Previously, companies were required to implement separate networks for their voice and data applications. In a rapidly changing ecosystem of IP-enabled devices such as smartphones and tablets, companies want an infrastructure that enables the integration of voice and data capability into a single application on one integrated network. Sonus solutions help the Company's customers realize the intended value and benefits of UC platforms by enabling disparate vendor communications environments, commonplace in most enterprises today, to work seamlessly together. Likewise, Sonus solutions facilitate the deployment and adoption of cloud-based communications.

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

Interim results are not necessarily indicative of results for a full year or any future interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2013 ("Annual Report") filed with the SEC effective February 28, 2014.

On February 19, 2014 (the "PT Acquisition Date"), the Company completed the acquisition of Performance Technologies, Incorporated ("PT"). The financial results of PT are included in the Company's condensed consolidated financial statements for the three months ended March 28, 2014 for the period subsequent to the PT Acquisition Date.

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the three months ended March 28, 2014.

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

Recent Accounting Pronouncements

On July 18, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of a Liability for an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists ("ASU 2013-11"), which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss ("NOL") carryforward, a similar tax loss or a tax credit carryforward exists. The FASB's objective in issuing ASU 2013-11 was to eliminate diversity in practice resulting from a lack of guidance on this topic in current GAAP. ASU 2013-11 requires that an entity present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss or a tax credit unless certain conditions exist. ASU 2013-11 was effective for the Company beginning January 1, 2014. The adoption of ASU 2013-11 did not have an impact on the Company's condensed consolidated financial statements, as the Company already applied the methodology prescribed by ASU 2013-11.

On March 4, 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"), which indicates that the entire amount of a cumulative translation adjustment ("CTA") related to an entity's investment in a foreign entity should be released when there has been either: (a) a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity; (b) the loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated); or (c) the step acquisition of a foreign entity (i.e., when the accounting for an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity). ASU 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. ASU 2013-05 was effective for the Company beginning January 1, 2014. The adoption of ASU 2013-05 did not have a material impact on the Company's condensed consolidated financial statements.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(2) ACQUISITION OF PT

On February 19, 2014, the Company acquired all of the outstanding common stock of PT for cash consideration of $34.0 million, or $3.75 per share of PT common stock. The Company believes that this acquisition will enable Sonus to expand its solutions portfolio with signaling technology and acquire expertise to enable mobile service providers to offer new real-time multimedia services through their mobile infrastructure. Delivering these services across the LTE next-generation mobile networks will require adoption of the next-generation signaling technology known in the industry as Diameter Signal. The Company believes that the acquisition of PT will allow Sonus to diversify its portfolio with an integrated, virtualized Diameter and SIP-based solution and deliver strategic value to service providers seeking to offer new multimedia services through mobile, cloud-based, real-time communications.

The transaction has been accounted for as a business combination and the financial results of PT have been included in the Company's condensed consolidated financial statements for the period subsequent to its acquisition.

As of March 28, 2014, the valuation of acquired assets, identifiable intangible assets, uncertain tax liabilities and certain accrued liabilities is preliminary. The Company is in the process of investigating the facts and circumstances existing as of the PT Acquisition Date in order to finalize its valuation of the assets acquired and liabilities assumed. Based on the preliminary purchase price allocation, the Company recorded $8.2 million of goodwill, primarily due to expected synergies between the combined companies and expanded market opportunities.

The Company is determining whether it will make an election under Section 338(g) of the Internal Revenue Code to have the acquisition of PT treated as an asset acquisition (i.e., a taxable transaction) with the goodwill being deductible for tax purposes over 15 years.

A summary of the allocation of the purchase consideration for PT is as follows (in thousands):

Fair value of consideration transferred:
Cash, net of cash acquired	$34,010
Unpaid purchase consideration	1,012
Fair value of equity awards assumed	1,671
Fair value of total consideration	$36,693
Fair value of assets acquired and liabilities assumed:
Marketable securities	$2,315
Other current assets	9,696
Property and equipment	2,251
Intangible assets	17,100
Goodwill	8,193
Current liabilities	(2,762)
Other long-term liabilities	(100)
$36,693

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to preliminarily value the acquired customer relationships and developed technology intangible assets. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company's estimates of contract renewal, technology attrition and revenue growth projections. The Company is amortizing the identifiable intangible assets in relation to the expected cash flows from the individual intangible assets over their respective useful lives (see Note 6).

The Company has not provided pro forma information as the results of PT are not material to the Company's financial results.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Acquisition-Related Expenses

Acquisition-related expenses include those expenses related to the acquisition that would otherwise not have been incurred by the Company. These expenses include professional and services fees, such as legal, audit, consulting, paying agent and other fees, and expenses related to cash payments to certain former PT executives under their respective PT change of control agreements.

The components of acquisition-related costs included in the Company's results of operations for the three months ended March 28, 2014 are as follows (in thousands):

Professional and services fees	$1,057
Change of control agreements	249
$1,306

The Company did not record any acquisition-related expenses in the three months ended March 29, 2013.

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

The calculations of shares used to compute basic and diluted loss per share are as follows (in thousands):

	Three months ended
	March 28, 2014	March 29, 2013
Weighted average shares outstanding—basic	265,400	281,542
Potential dilutive common shares	—	—
Weighted average shares outstanding—diluted	265,400	281,542

Options to purchase the Company's common stock, unvested shares of restricted stock, unvested performance-based stock awards for which the performance conditions have been satisfied and shares in connection with future purchases under the Company's Amended and Restated Employee Stock Purchase Plan, as amended (the "ESPP") aggregating 45.3 million shares for the three months ended March 28, 2014 have not been included in the computation of diluted loss per share because their effect would have been antidilutive. Options to purchase the Company's common stock and unvested shares of restricted stock aggregating 31.5 million shares for the three months ended March 29, 2013 have not been included in the computation of diluted loss per share because their effect would have been antidilutive.

(4) CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS

The Company invests in debt and equity instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

During the three months ended March 28, 2014, the Company sold $45.9 million of its available-for-sale securities and realized gross gains aggregating $46,000. The Company did not realize any gross losses on these sales. In addition, $41.7 million of the Company's available-for-sale securities matured during the three months ended March 28, 2014 and were

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

redeemed upon maturity. The Company did not sell any of its available-for-sale securities during the three months ended March 29, 2013, and accordingly, no such gains or losses were realized during such period.

Marketable securities and investments with continuous unrealized losses for one year or greater at March 28, 2014 were nominal. Since the Company currently does not intend to sell these securities and does not believe it will be required to sell any securities before they recover in value, it does not believe these declines are other-than-temporary.

On a quarterly basis, the Company reviews its marketable securities and investments to determine if there have been any events that could create a credit impairment. The increase in unrealized losses in the current year period primarily relates to the recent increase in interest rates. However, since the Company's entire investment portfolio has investment grade ratings with no indication of credit loss, the Company believes it will recover the entire amortized cost basis of these securities and does not believe these unrealized losses are other-than-temporary. Accordingly, the Company does not believe that any impairment existed with its current holdings at March 28, 2014.

The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt and equity securities and investments at March 28, 2014 and December 31, 2013 were comprised of the following (in thousands):

	March 28, 2014
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$10,363	$—	$—	$10,363

Marketable securities
U.S. government agency notes	$20,796	$4	$(1)	$20,799
Corporate debt securities	63,597	11	(11)	63,597
Commercial paper	1,250	—	—	1,250
Certificates of deposit	1,800	—	—	1,800
	$87,443	$15	$(12)	$87,446

	December 31, 2013
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$50,404	$—	$—	$50,404

Marketable securities
U.S. government agency notes	$47,895	$15	$—	$47,910
Corporate debt securities	81,993	35	(8)	82,020
Commercial paper	5,647	2	—	5,649
Certificates of deposit	3,300	3	—	3,303
	$138,835	$55	$(8)	$138,882
Investments
U.S. government agency notes	$9,254	$3	$—	$9,257
Foreign government notes	1,250	—	—	1,250
Corporate debt securities	23,848	17	(8)	23,857
	$34,352	$20	$(8)	$34,364

The Company's available-for-sale debt securities classified as Investments in the condensed consolidated balance sheet at December 31, 2013 had maturity dates after one year but within two years or less from the balance sheet date. The Company had no Investments recorded at March 28, 2014.

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

The following table shows the fair value of the Company's financial assets at March 28, 2014 and December 31, 2013. These financial assets are comprised of the Company's available-for-sale debt and equity securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the consolidated balance sheets (in thousands):

		Fair value measurements at March 28, 2014 using:
	Total carrying value at March 28, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$10,363	$10,363	$—	$—

Marketable securities
U.S. government agency notes	$20,799	$—	$20,799	$—
Corporate debt securities	63,597	—	63,597	—
Commercial paper	1,250	—	1,250	—
Certificates of deposit	1,800	—	1,800	—
	$87,446	$—	$87,446	$—

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

(5) INVENTORY

Inventory consists of the following (in thousands):

	March 28, 2014	December 31, 2013
Raw materials	$968	$—
On-hand final assemblies and finished goods inventories	19,737	19,070
Deferred cost of goods sold	4,056	4,387
	24,761	23,457
Less current portion	(24,178)	(21,793)
Noncurrent portion (included in Other assets)	$583	$1,664

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(6) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at March 28, 2014 and December 31, 2013 consist of the following (dollars in thousands):

March 28, 2014	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Intellectual property	5.00	$999	$999	$—
Developed technology	6.18	22,280	3,299	18,981
Customer relationships	5.57	10,040	3,204	6,836
Internal use software	3.00	730	385	345
	5.75	$34,049	$7,887	$26,162

December 31, 2013	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Intellectual property	5.00	$999	$999	$—
Developed technology	5.03	9,080	2,729	6,351
Customer relationships	5.30	6,140	2,806	3,334
Internal use software	3.00	730	324	406
	4.35	$16,949	$6,858	$10,091

Amortization expense for intangible assets for the three months ended March 28, 2014 and March 29, 2013 was as follows (in thousands):

	Three months ended		Statement of operations classification
	March 28, 2014	March 29, 2013
Intellectual property	$—	$100	Research and development
Developed technology	570	500	Cost of revenue - product
Customer relationships	398	526	Sales and marketing
Internal use software	61	61	Cost of revenue - product
	$1,029	$1,187

Estimated future amortization expense for the Company's intangible assets at March 28, 2014 is as follows (in thousands):

Years ending December 31,
Remainder of 2014	$3,568
2015	5,647
2016	5,290
2017	5,259
2018	2,953
Thereafter	3,445
$26,162

The changes in the carrying value of the Company's goodwill in the three months ended March 28, 2014 were as follows (in thousands):

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Balance at January 1, 2014:
Goodwill	$35,485
Accumulated impairment losses	(3,106)
32,379
Acquisition of PT	8,193
Balance at March 28, 2014	$40,572

There were no changes to the carrying value of the Company's goodwill in the three months ended March 29, 2013.

(7) ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	March 28, 2014	December 31, 2013
Employee compensation and related costs	$11,692	$20,683
Other	13,997	13,343
	$25,689	$34,026

(8) RESTRUCTURING ACCRUAL

The Company recorded $1.2 million of restructuring expense in the three months ended March 28, 2014 for severance and related costs in connection with reducing its workforce and $1.9 million of restructuring expense in the three months ended March 29, 2013, primarily for severance and related costs in connection with reductions to the Company's workforce.

The table below summarizes the restructuring accrual activity for the three months ended March 28, 2014 (in thousands):

	Balance at January 1, 2014	Initiatives charged to expense	Cash payments	Balance at March 28, 2014
Severance	$1,333	$1,169	$(1,394)	$1,108
Facilities	3,012	—	(295)	2,717
	$4,345	$1,169	$(1,689)	$3,825

The Company expects to complete the restructuring payments related to severance in the fourth quarter of fiscal 2014 and the payments related to facilities in fiscal 2016. The portion of restructuring payments due more than one year from the balance sheet date is included in Other long-term liabilities in the Company's condensed consolidated balance sheets. The long-term portions of accrued restructuring were $1.8 million at March 28, 2014 and $1.8 million at December 31, 2013.

(9) DEBT

The Company has determined that the estimated fair value of its $2.4 million of aggregate principal amount of outstanding debt due in December 2014 equaled its carrying value at both March 28, 2014 and December 31, 2013. Although the debt can be publicly traded, there have been no trading transactions since 2010 and accordingly, the Company has categorized it in Level 2 within the fair value hierarchy.

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

(11) COMMON STOCK REPURCHASES AND UNDERWRITTEN OFFERING

Stock Buyback Program

On July 29, 2013, the Company announced that its Board of Directors had authorized a stock buyback program to repurchase up to $100 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. The Company may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The Company has not implemented such a 10b5-1 repurchase program to date. The stock buyback program may be suspended or discontinued at any time. The buyback program is being funded using the Company's working capital. During the three months ended March 28, 2014, the Company spent approximately $144,000, including transaction fees, to repurchase and retire 38,500 shares of its common stock under the buyback program. At March 28, 2014, the Company had $40.6 million remaining under the stock buyback program for future repurchases.

Underwritten Offering

On March 20, 2014, the Company announced the commencement of an underwritten public offering of 37.5 million shares of its common stock on behalf of Galahad Securities Limited and its affiliated entities (collectively, the "Legatum Group"). The underwriter of the offering was granted a 30-day option to purchase up to 5.625 million additional shares from the Legatum Group. The Legatum Group received all the proceeds from the underwritten offering; no shares in the underwritten offering were sold by Sonus or any of its officers or directors. Sonus purchased 21.5 million shares of its common stock from the underwriter for $3.4882 per share, the price equal to the price paid by the underwriter to the Legatum Group in the underwritten offering, for a total of $75.4 million, including transaction fees of $0.3 million. This repurchase was not completed under the Company's stock buyback program. Sonus funded the share repurchase with cash on hand. The repurchased shares were retired upon completion of the transaction.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(12) STOCK-BASED COMPENSATION PLANS

Stock Incentive Plans

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

The Company's 2008 Stock Incentive Plan provides for the award of stock options, SARs, restricted stock, performance-based awards and RSUs to former employees of Network Equipment Technologies, Inc. ("NET") who subsequently became employees of Sonus and Sonus employees hired subsequent to the August 24, 2012, the date the Company acquired NET.

In connection with the acquisition of PT, the Company assumed PT's 2012 Amended Performance Technologies, Incorporated Omnibus Incentive Plan (the "PT 2012 Plan"), which provides for the award of stock options, SARs, restricted stock, performance-based awards and restricted stock units. The Company also assumed all of the outstanding options to purchase common stock under the Performance Technologies, Incorporated 2003 Omnibus Incentive Plan (the "PT 2003 Plan") and the Performance Technologies, Incorporated 2001 Stock Option Plan (the "PT 2001 Plan"); however, no future equity awards may be granted under either the PT 2003 Plan or the PT 2001 Plan.

The options to purchase PT common stock under the PT 2012 Plan, the PT 2003 Plan and the PT 2001 Plan were converted into options to purchase Sonus common stock (the "converted awards"), and the shares of PT common stock available for future grant under the PT 2012 Plan were converted into shares of Sonus common stock available for future grant, using a conversion factor of 1.23, which was calculated based on the acquisition consideration of $3.75 per share of PT's common stock divided by the average of the closing price of Sonus' common stock for the ten consecutive days ending with the third trading day that preceded the closing date. This conversion factor was also used to convert the exercise prices of PT stock options to Sonus stock option exercise prices. The converted awards will vest under the same schedules as the respective PT stock options.

The fair values of the PT stock options assumed were estimated using a Black-Scholes option pricing model. The Company recorded $1.7 million as additional purchase consideration for the fair value of the assumed equity awards. The fair value of the assumed awards attributable to future stock-based compensation expense totaled $0.9 million, which is being recorded over a weighted average period of approximately one year.

Executive and Board of Directors Equity Arrangements

On January 2, 2014, Raymond P. Dolan, the Company's President and Chief Executive Officer ("Mr. Dolan") elected to accept shares of restricted stock in lieu of base salary for the period from January 1, 2014 through December 31, 2014. Accordingly, the Company granted Mr. Dolan 243,507 shares of restricted stock (the "2014 Dolan Salary Shares") on January 2, 2014. The number of shares granted was calculated by dividing an amount equal to 1.5 times Mr. Dolan's base salary for the period from January 1, 2014 through December 31, 2014 by $3.08, the closing price of the Company's common stock on the date of grant. The 2014 Dolan Salary Shares will vest on December 31, 2014. If Mr. Dolan's employment is terminated by Mr. Dolan with Good Reason (as defined in his employment agreement, as amended) or his employment is terminated by the Company without Cause (as defined in his employment agreement, as amended) before December 31, 2014, a pro rata portion of the 2014 Dolan Salary Shares will vest on the date of such termination. If Mr. Dolan terminates his employment without Good Reason or his employment is terminated by the Company for Cause before December 31, 2014, he will forfeit the 2014 Dolan Salary Shares. The Company is recording stock-based compensation expense related to the 2014 Dolan Salary Shares ratably for the period of January 1, 2014 through December 31, 2014. The 2014 Dolan Salary Shares are included in the amount reported as "Granted" in the restricted stock grant table below.

On January 22, 2014, 21 executives of the Company, including Mr. Dolan, were given the choice to receive all or half of their fiscal year 2014 bonuses (the "2014 Bonus"), if any are earned, in the form of shares of the Company's common stock (the "2014 Bonus Shares"). Each executive could also elect not to participate in this program and to earn his or her 2014 Bonus, if

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

any, in the form of cash. The amount of the 2014 Bonus, if any, for each executive shall be determined by the Compensation Committee of the Board of Directors of the Company (the "Compensation Committee"). The number of shares of the Company's common stock that will be granted to those executives who elected to receive their 2014 Bonus entirely in the form of shares of common stock will be calculated by dividing an amount equal to 1.5 times each executive's 2014 Bonus earned by $3.08, the closing price of the Company's common stock on January 2, 2014. The number of shares of the Company's common stock that will be granted to those executives who elected to receive one-half of their 2014 Bonus in the form of shares of common stock will be calculated by dividing an amount equal to 1.5 times one-half of each executive's 2014 Bonus earned by $3.08, with the cash portion equal 50% of their respective 2014 Bonus earned. The 2014 Bonus, if any, will be granted and/or paid on a date concurrent with the timing of the payout of bonuses under the Company-wide cash bonus program. The 2014 Bonus Shares, if any are granted, will be fully vested on the date of grant. Of the eligible executives, 17 elected to receive their entire 2014 Bonus in shares of common stock and 4 elected to receive 50% of their 2014 Bonus in shares of common stock and 50% in cash. As of March 28, 2014, the Company determined that the grant date criteria for the 2014 Bonus Shares had not been met; accordingly, the Company is marking to market the 2014 Bonus Shares expected to be earned and recording expense based on the aggregate fair value of the 2014 Bonus Shares at March 28, 2014.

In March 2013, 21 executives of the Company, including Mr. Dolan, elected to receive their fiscal year 2013 bonuses (the "2013 Bonus"), if any were earned, in the form of shares of the Company's common stock (the "2013 Bonus Shares"). The 2013 Bonus Shares were granted on February 18, 2014 and vested immediately. The Company granted approximately one million 2013 Bonus Shares, with the number of shares granted calculated by dividing amounts equal to 1.5 times the respective 2013 Bonus amounts earned, as determined by the Compensation Committee, by $3.30, the closing price of the Company's common stock on the date of grant. The Company recorded stock-based compensation expense for the 2013 Bonus Shares from January 1, 2013 through the grant date. These shares are reported as both "Granted" and "Vested" in the restricted stock grant table below.

On February 14, 2013, the Compensation Committee determined that eight executives of the Company, excluding Mr. Dolan, would receive their bonuses with respect to fiscal 2012 in the form of restricted shares of the Company's common stock equal to 100% of their respective target bonus amounts for fiscal 2012 (the "Executive Bonus Shares"). The Executive Bonus Shares vested 50% on August 15, 2013 and the remaining 50% vested on February 15, 2014, contingent upon each such executive's continued employment with the Company on the last vesting date. The Company recorded the unamortized expense related to the Executive Bonus Shares as stock-based compensation expense through February 15, 2014. These shares are reported as "Vested" in the restricted stock grant table below.

On August 7, 2012, Mr. Dolan elected to receive his fiscal year 2012 bonus, if earned, in the form of restricted shares of the Company's common stock (the “Dolan Bonus Shares”). The Dolan Bonus Shares vested 50% on August 15, 2013 and the remaining 50% vested on February 15, 2014. The Company recorded the unamortized stock-based compensation expense related to the Dolan Bonus Shares through February 15, 2014.

On February 11, 2014, the Board of Directors increased its number of members from nine to eleven and elected Matthew W. Bross and Richard J. Lynch to the Board to fill the newly created directorships. In connection with their appointments, on February 18, 2014, each new director received a grant of shares of restricted stock with a grant date fair value of $100,000, with the number of shares granted calculated by dividing $100,000 by $3.30, the closing price of the Company's stock on the date of grant, and $100,000 of options to purchase the Company's common stock, with the number of shares calculated by dividing $100,000 by the grant date fair value of an option to purchase one share of common stock as determined by using the Black-Scholes valuation model. These awards will vest on the earlier of immediately prior to the Company's 2014 Annual Meeting of Stockholders or one year from the date of grant. Each of the new directors also elected to receive their 2014 annual retainers in shares of common stock in lieu of cash. Additionally, an incumbent member of the Board was appointed Chairman of a new committee and elected to receive his incremental retainer for this chairmanship in shares of the Company's common stock. All of the retainer shares were granted on February 18, 2014, with 50% vesting immediately and the remaining 50% to vest on July 1, 2014. The Company granted options to purchase approximately 135,000 shares of common stock and 88,000 shares of restricted common stock in the three months ended March 28, 2014 in connection with these actions. These stock options and restricted stock awards are reported as "Granted" in the respective tables below.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Stock Options

The activity related to the Company's outstanding stock options during the three months ended March 28, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	33,136,112	$3.22
Granted	10,503,876	$3.61
PT outstanding options converted to Sonus options	1,283,058	$1.73
Exercised	(1,353,598)	$2.55
Forfeited	(486,481)	$2.82
Expired	(323,308)	$5.46
Outstanding at March 28, 2014	42,759,659	$3.28	7.40	$16,351
Vested or expected to vest at March 28, 2014	40,387,215	$3.31	7.33	$15,090
Exercisable at March 28, 2014	16,298,327	$3.55	4.79	$7,859

The grant date fair values of options to purchase common stock granted in the three months ended March 28, 2014 were estimated using the Black-Scholes valuation model with the following assumptions:

Three months ended
March 28, 2014
Risk-free interest rate	1.53% - 2.70%
Expected dividends	—
Weighted average volatility	61.7%
Expected life (years)	4.5 - 6.0

Additional information regarding the Company's stock options for the three months ended March 28, 2014 is as follows:

Three months ended
March 28, 2014
Weighted average grant date fair value of stock options granted	$1.66
Total intrinsic value of stock options exercised (in thousands)	$1,589
Cash received from the exercise of stock options (in thousands)	$3,444

Restricted Stock Awards

The activity related to the Company's unvested restricted stock awards for the three months ended March 28, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2014	1,238,765	$2.82
Granted	1,410,299	$3.25
Vested	(1,385,542)	$3.16
Forfeited	—	$—
Unvested balance at March 28, 2014	1,263,522	$2.92

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The total fair value of shares of restricted stock that vested during the three months ended March 28, 2014 was $4.4 million.

Performance-Based Stock Awards

The activity related to the Company's performance-based stock awards for the three months ended March 28, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2014	1,059,541	$2.60
Granted	—	$—
Vested	(367,004)	$2.60
Forfeited	—	$—
Unvested balance at March 28, 2014	692,537	$2.72

Employee Stock Purchase Plan

At the February 2014 meeting of the Board of Directors, the ESPP was amended, effective March 1, 2014, to provide for six-month offering periods with the purchase price of the stock equal to 85% of the lesser of the market price on the first or last day of the offering period. The maximum number of shares of common stock an employee may purchase during each offering period is 2,500, subject to certain adjustments pursuant to the ESPP.

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three months ended March 28, 2014 and March 29, 2013 as follows (in thousands):

	Three months ended
	March 28, 2014	March 29, 2013
Product cost of revenue	$79	$52
Service cost of revenue	279	210
Research and development	1,313	679
Sales and marketing	1,249	1,099
General and administrative	2,854	2,184
	$5,774	$4,224

There is no income tax benefit for employee stock-based compensation expense for the three months ended March 28, 2014 or March 29, 2013 due to the valuation allowance recorded.

At March 28, 2014, there was $42.3 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards. This expense is expected to be recognized over a weighted average period of approximately three years.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(13) MAJOR CUSTOMERS

The following customers each contributed 10% or more of the Company's revenue in at least one of the three month periods ended March 28, 2014 and March 29, 2013:

	Three months ended
	March 28, 2014	March 29, 2013
AT&T Inc.	28%	11%
United States Government	*	16%
__________________________________
* Represents less than 10% of revenue

At March 28, 2014, no customer accounted for 10% or more of the Company's accounts receivable balance. At December 31, 2013, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 13% of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(14) GEOGRAPHIC INFORMATION

The Company's classification of revenue by geographic area is determined by the location to which the product is shipped or where the services are performed. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Three months ended
	March 28, 2014	March 29, 2013
United States	73%	69%
Europe, Middle East and Africa	13	10
Japan	8	16
Other Asia Pacific	3	4
Other	3	1
	100%	100%

International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next, and accordingly, historical data may not be indicative of future periods.

(15) INCOME TAXES

The Company's income tax provisions for the three months ended March 28, 2014 and March 29, 2013 reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full year. The estimated effective rates for the three months ended March 28, 2014 and March 29, 2013 do not include any benefit for the Company's domestic losses, as the Company has concluded that a valuation allowance on any domestic benefit is required.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Sonus Networks, Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the U.S. Securities and Exchange Commission effective February 28, 2014.

Overview

We are a leading provider of networked solutions for communications service providers (e.g., telecommunications, wireless and cable service providers) and enterprises to help them advance, protect and unify their voice and data communication networks, reduce expenses and position themselves to provide new services to their customers. We help many of the world's leading communications service providers and enterprises implement the next generation of Session Initiation Protocol ("SIP")-based solutions, including Voice over IP ("VoIP") and Unified Communications ("UC") through secure, reliable and scalable Internet Protocol ("IP") networks. Our products include session border controllers ("SBCs"), diameter signaling controllers ("DSCs"), policy/routing servers, media and signaling gateways and network analytics tools. Our solutions address the need for communications service providers and enterprises to seamlessly link and leverage multivendor, multiprotocol communications systems and applications across a single network infrastructure. Previously, companies were required to implement separate networks for their voice and data applications. In a rapidly changing ecosystem of IP-enabled devices such as smartphones and tablets, companies want an infrastructure that enables the integration of voice and data capability into a single application on one integrated network. Our solutions help our customers realize the intended value and benefits of UC platforms by enabling disparate vendor communications environments, commonplace in most enterprises today, to work seamlessly together. Likewise, our solutions facilitate the deployment and adoption of cloud-based communications.

We utilize both direct and indirect sales channels to reach our target customers. Customers and prospective customers in the service provider space are traditional and emerging communications providers, including long distance carriers, local exchange carriers, Internet service providers, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers. Enterprise customers and target enterprise customers include financial institutions, retailers, state and local governments, and other multinational corporations. We collaborate with our customers to identify and develop new, advanced services and applications that can help to reduce costs, improve productivity and generate new revenue.

We have traditionally sold our products principally through a global direct sales force, with additional sales support from regional channel partners throughout the world. In 2012, we launched an expanded channel partner program, the Sonus Partner Assure Program, to expand our coverage of the service provider and enterprise market opportunities. In 2013 and the first quarter of 2014, we continued to expand this program, including the introduction in 2013 of a two-tier distribution channel model.

In concert with our Sonus Partner Assure Program, we enhanced our flagship SBC 5200 to be more enterprise- and channel-centric and launched a new SBC, the Sonus SBC 5100, to address the enterprise requirements for smaller regional office and branch offices as a result of their VoIP and SIP deployments.

On February 18, 2014, we announced that Matthew W. Bross and Richard J. Lynch had been appointed to our Board of Directors, expanding our Board from nine to eleven directors.

On February 19, 2014 (the "PT Acquisition Date"), we completed the acquisition of Performance Technologies, Incorporated ("PT"), a Delaware corporation, for $3.75 per share, or approximately $34 million in cash, net of PT's cash and excluding acquisition-related costs. We believe that this acquisition will enable us to expand and diversify our portfolio with an integrated, virtualized Diameter and SIP-based solution and deliver strategic value to service providers seeking to offer new multimedia services through mobile, cloud-based real-time communications. The financial results of PT are included in our condensed consolidated financial statements for the three months ended March 28, 2014 for the period subsequent to the PT Acquisition Date.

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

We continue to focus on the key elements of our strategy, which is designed to capitalize on our technology and market lead, and build a premier franchise in multimedia infrastructure solutions. We are currently focusing our major efforts on the following aspects of our business as we continue to transition our company to an SBC and DSC company:

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

We reported losses from operations of $5.8 million for the three months ended March 28, 2014 and $13.5 million for the three months ended March 29, 2013. We reported net losses of $4.0 million for the three months ended March 28, 2014 and $13.7 million for the three months ended March 29, 2013.

Our revenue was $70.7 million in the three months ended March 28, 2014 and $63.3 million in the three months ended March 29, 2013.

Our gross profit was $46.4 million in the three months ended March 28, 2014 and $37.8 million in the three months ended March 29, 2013. Our gross profit as a percentage of revenue ("total gross margin") was 65.6% in the three months ended March 28, 2014 and 59.7% in the three months ended March 29, 2013.

Our operating expenses were $52.2 million in the three months ended March 28, 2014, compared to $51.3 million in the three months ended March 29, 2013. Our operating expenses for the three months ended March 28, 2014 include $1.3 million of acquisition-related expense and $1.2 million of restructuring expense. Our operating expenses for the three months ended March 29, 2013 include $1.9 million of restructuring expense.

We recorded stock-based compensation expense of $5.8 million in the three months ended March 28, 2014 and $4.2 million in the three months ended March 29, 2013. The stock-based compensation actions described below increased stock-based compensation expense while reducing cash salary and bonus expenses in both three month periods.

In the three months ended March 28, 2014, we reached a settlement agreement for $2.25 million to recover a portion of our losses related to the impairment of certain prepaid royalties which we had written off in fiscal 2012. This amount is included in Other income in our condensed consolidated statement of operations for the current period.

See "Results of Operations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these changes in our revenue and expenses.

On January 2, 2014, Raymond P. Dolan, our President and Chief Executive Officer ("Mr. Dolan") elected to accept shares of restricted stock in lieu of base salary for the period from January 1, 2014 through December 31, 2014. Accordingly, we granted Mr. Dolan 243,507 shares of restricted stock (the "2014 Dolan Salary Shares") on January 2, 2014. The number of shares granted was calculated by dividing an amount equal to 1.5 times Mr. Dolan's base salary for the period from January 1, 2014 through December 31, 2014 by $3.08, the closing price of our common stock on the date of grant. The 2014 Dolan Salary Shares will vest on December 31, 2014. If Mr. Dolan's employment is terminated by Mr. Dolan with Good Reason (as defined in his employment agreement, as amended) or his employment is terminated by us without Cause (as defined in his employment agreement, as amended) before December 31, 2014, a pro rata portion of the 2014 Dolan Salary Shares will vest on the date of such termination. If Mr. Dolan terminates his employment without Good Reason or his employment is terminated by us for Cause before December 31, 2014, he will forfeit the 2014 Dolan Salary Shares. We are recording stock-based compensation expense related to the 2014 Dolan Salary Shares ratably for the period of January 1, 2014 through December 31, 2014.

On January 22, 2014, 21 of our executives, including Mr. Dolan, were given the choice to receive all or half of their fiscal year 2014 bonuses (the "2014 Bonus"), if any are earned, in the form of shares of our common stock (the "2014 Bonus Shares"). Each executive could also elect not to participate in this program and to earn his or her 2014 Bonus, if any, in the form of cash. The amount of the 2014 Bonus, if any, for each executive shall be determined by the Compensation Committee of our Board of Directors (the "Compensation Committee"). The number of shares of our common stock that will be granted to those executives who elected to receive their 2014 Bonus entirely in the form of shares of common stock will be calculated by dividing an amount equal to 1.5 times each executive's 2014 Bonus earned by $3.08, the closing price of our common stock on January 2, 2014. The number of shares of our common stock that will be granted to those executives who elected to receive one-half of their 2014 Bonus in the form of shares of common stock will be calculated by dividing an amount equal to 1.5 times one-half of each executive's 2014 Bonus earned by $3.08, with the cash portion equal 50% of their respective 2014 Bonus earned. The 2014 Bonus, if any, will be granted and/or paid on a date concurrent with the timing of the payout of bonuses under the Company-wide cash bonus program. The 2014 Bonus Shares, if any are granted, will be fully vested on the date of grant. Of the eligible executives, 17 elected to receive their entire 2014 Bonus in shares of common stock and 4 elected to receive 50% of their 2014 Bonus in shares of common stock and 50% in cash. As of March 28, 2014, we determined that the grant date criteria for the 2014 Bonus Shares had not been met; accordingly, we are marking to market the 2014 Bonus Shares expected to be earned and recording expense based on the aggregate fair value of the 2014 Bonus Shares at March 28, 2014.

In March 2013, 21 executives of the Company, including Mr. Dolan, elected to receive their fiscal year 2013 bonuses (the "2013 Bonus"), if any were earned, in the form of shares of our common stock (the "2013 Bonus Shares"). The 2013 Bonus Shares were granted on February 18, 2014 and vested immediately. We granted approximately one million 2013 Bonus Shares, with the number of shares granted calculated by dividing amounts equal to 1.5 times the respective 2013 Bonus amounts earned, as determined by the Compensation Committee, by $3.30, the closing price of our common stock on the date of grant. We recorded stock-based compensation expense for the 2013 Bonus Shares from January 1, 2013 through the grant date.

On February 14, 2013, the Compensation Committee determined that eight executives of the Company, excluding Mr. Dolan, would receive their bonuses with respect to fiscal 2012 in the form of restricted shares of our common stock equal to 100% of their respective target bonus amounts for fiscal 2012 (the "Executive Bonus Shares"). The Executive Bonus Shares vested 50% on August 15, 2013 and the remaining 50% vested on February 15, 2014, contingent upon each such executive's continued employment with the Company on the last vesting date. We recorded the unamortized expense related to the Executive Bonus Shares as stock-based compensation expense through February 15, 2014.

On August 7, 2012, Mr. Dolan elected to receive his fiscal year 2012 bonus, if earned, in the form of restricted shares of our common stock (the “Dolan Bonus Shares”). The Dolan Bonus Shares vested 50% on August 15, 2013 and the remaining 50% vested on February 15, 2014. We recorded the unamortized stock-based compensation expense related to the Dolan Bonus Shares through February 15, 2014.

On February 11, 2014, the Board of Directors increased its number of members from nine to eleven and elected Matthew W. Bross and Richard J. Lynch to the Board to fill the newly created directorships. In connection with their appointments, on

February 18, 2014, each new director received a grant of shares of restricted stock with a grant date fair value of $100,000, with the number of shares granted calculated by dividing $100,000 by $3.30, the closing price of our common stock on the date of grant, and $100,000 of options to purchase our common stock, with the number of shares calculated by dividing $100,000 by the grant date fair value of an option to purchase one share of common stock as determined by using the Black-Scholes valuation model. These awards will vest on the earlier of immediately prior to our 2014 Annual Meeting of Stockholders or one year from the date of grant. Each of the new directors also elected to receive their 2014 annual retainers in shares of common stock in lieu of cash. Additionally, an incumbent member of the Board was appointed Chairman of a new committee and elected to receive his incremental retainer for this chairmanship in shares of our common stock. All of the retainer shares were granted on February 18, 2014, with 50% vesting immediately and the remaining 50% to vest on July 1, 2014. We granted options to purchase approximately 135,000 shares of common stock and 88,000 shares of restricted common stock in the three months ended March 28, 2014 in connection with these actions.

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

For a further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There were no significant changes to our critical accounting policies from December 31, 2013 through March 28, 2014.

Results of Operations

Three months ended March 28, 2014 and March 29, 2013

Revenue. Revenue for the three months ended March 28, 2014 and March 29, 2013 was as follows (in thousands, except percentages):

	Three months ended		Increase from prior year
	March 28, 2014	March 29, 2013	$	%
Product	$45,140	$37,796	$7,344	19.4%
Service	25,602	25,492	110	0.4%
Total revenue	$70,742	$63,288	$7,454	11.8%

Product revenue is comprised of sales of our communication infrastructure products. The products typically incorporated into our trunking and communication application solutions include our GSX9000 and GSX4000 Open Services Switches and our ASX Voice Application Server. The products typically incorporated into our SBC solutions include our SBC 9000 (formerly the NBS 9000), SBC 5200 (formerly the NBS 5200), SBC 5100, SBC 5110 and SBC 5210 Session Border Controllers. On October 9, 2013, we announced the Sonus SBC SWe, the Company's first software-based SBC architected for unlimited scale with the same advanced features and functionality found on our Sonus SBC 5000 series on a virtualized platform.

Our SBC 1000 provides SBC SIP communication capability to the enterprise branch and small and medium businesses, while the SBC 2000 provides SBC SIP communication capability to the enterprise branch and medium to large businesses. The SBC VX is a hybrid solution sold to U.S. federal government and its entities that require a hybrid solution. Certain of our products may be incorporated into either our trunking and communication applications or SBC solutions; these products include, but are not limited to, our PSX Policy & Routing Server, SGX Signaling Gateway, Sonus Insight Management System, ASX Access Gateway Control Function and our suite of network analytical products.

In connection with our acquisition of PT, we began selling PT's products, including the SEGway Diameter and SS7 Signaling Systems, which provide tightly integrated signaling and advanced routing capabilities and applications that span the mission-critical demands of both existing and next-generation 4G LTE and IMS telecommunications networks.

Product revenue for the three months ended March 28, 2014 and March 29, 2013 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase from prior year
	March 28, 2014	March 29, 2013	$	%
Trunking and communication applications	$18,970	$14,286	$4,684	32.8%
SBC	26,170	23,510	2,660	11.3%
	$45,140	$37,796	$7,344	19.4%

We have anticipated that as a result of the transition of our customers and our business to SBC, our revenue from sales of our trunking and communication application products would decrease over time, with the decline more than offset by increases in sales of our SBC products. This decline is not expected to be completely linear as customers will from time to time require additional capacity and expansion to their existing trunking and communications applications infrastructures. This was the case in the three months ended March 28, 2014, when trunking and communications applications revenue increased compared to the three months ended March 29, 2013. We believe that the decrease in sales from our trunking and communication application products will resume in future quarters. We expect that our product revenue in fiscal 2014 will increase from fiscal 2013 levels, primarily due to increased sales of our SBC products resulting from our continued and increasing focus on expanding our solutions to address emerging Unified Communication and IP-based markets, such as SBC, in the enterprise and service provider markets, as well as sales from Diameter products as a result of our recent acquisition of PT.

In the three months ended March 28, 2014, approximately 18% of our product recognized was from indirect sales through our channel program, compared to approximately 17% of product revenue recognized from indirect sales in the three months ended March 29, 2013. This increase is due to the actions that we have taken to expand both our SBC portfolio and our sales opportunities.

In the three months ended March 28, 2014, our product revenue from sales to enterprise customers was approximately 19% of our total product revenue. This compares to approximately 45% of product revenue from enterprise customers in the three months ended March 29, 2013. These sales were made both through our direct sales team and indirect sales channel partners.

We recognized $3.3 million of product revenue in the aggregate from 173 new customers in the three months ended March 28, 2014, and $1.3 million of product revenue in the aggregate from 163 new customers in the three months ended March 29, 2013. New customers are those from whom we recognize revenue for the first time in a reporting period, although we may have had outstanding orders from such customers for several years, especially for certain multi-year projects. The timing of the completion of customer projects, revenue recognition criteria satisfaction and customer payments included in multiple element arrangements may cause our product revenue to fluctuate from one period to the next.

Service revenue is primarily comprised of hardware and software maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three months ended March 28, 2014 and March 29, 2013 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	March 28, 2014	March 29, 2013	$	%
Maintenance	$20,525	$20,848	$(323)	(1.5)%
Professional services	5,077	4,644	433	9.3%
	$25,602	$25,492	$110	0.4%

Our maintenance revenue was virtually flat in the three months ended March 28, 2014 compared to the three months ended March 29, 2013, primarily due to the timing of maintenance renewal contracts by our installed customer base. The timing of the completion of projects for revenue recognition, customer payments and maintenance contracts may cause our services revenue to fluctuate from one period to the next. We expect that our service revenue in fiscal 2014 will increase slightly from fiscal 2013 levels as a result of our larger installed customer base.

The following customers each contributed 10% or more of our revenue in at least one of the three month periods ended March 28, 2014 and March 29, 2013:

	Three months ended
Customer	March 28, 2014	March 29, 2013
AT&T Inc.	28%	11%
United States Government	*	16%

* Represents less than 10% of revenue

International revenue was approximately 27% of revenue in the three months ended March 28, 2014 and approximately 31% of revenue in the three months ended March 29, 2013. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue will fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $10.0 million at March 28, 2014 and $14.8 million at December 31, 2013. Our deferred service revenue was $42.3 million at March 28, 2014 and $36.9 million at December 31, 2013. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross margin for the three months ended March 28, 2014 and March 29, 2013 were as follows (in thousands, except percentages):

	Three months ended		Decrease from prior year
	March 28, 2014	March 29, 2013	$	%
Cost of revenue
Product	$13,663	$13,895	$(232)	(1.7)%
Service	10,656	11,591	(935)	(8.1)%
Total cost of revenue	$24,319	$25,486	$(1,167)	(4.6)%
Gross margin
Product	69.7%	63.2%
Service	58.4%	54.5%
Total gross margin	65.6%	59.7%

The increase in product gross margin in the three months ended March 28, 2014 compared to the three months ended March 29, 2013 was primarily due to product and customer mix, including increased sales of higher-margin software products, which increased our product gross margin by approximately four percentage points. The other key contributor to the increase in product gross margin was lower manufacturing-related costs, including lower fixed costs as a result of our restructuring initiatives, which increased our product gross margin by approximately three percentage points.

The increase in service gross margin in the three months ended March 28, 2014 compared to the three months ended March 29, 2013 was primarily due to lower fixed service costs, primarily the result of our restructuring actions, which increased our service gross margin by approximately two percentage points, and lower third-party service costs, which increased our service gross margin by approximately two percentage points.

We believe that our total gross margin over the next few years will be 60% or greater.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses for the three months ended March 28, 2014 and March 29, 2013 were as follows (in thousands, except percentages):

			Increase from prior year
	March 28, 2014	March 29, 2013	$	%
Three months ended	$18,972	$17,501	$1,471	8.4%

The increase in research and development expenses in the three months ended March 28, 2014 compared to the three months ended March 29, 2013 is attributable to $1.8 million of higher employee-related expenses and $0.4 million of higher product development (third-party development, prototype and test equipment) expenses, partially offset by $0.4 million of lower facilities-related costs and a net decrease of $0.3 million in other research and development expenses. The increase in employee-related expenses in the three months ended March 28, 2014 is the result of $1.0 million of higher salary and related expenses, $0.6 million of higher stock-based compensation expense and $0.2 million of net increases in other employee-related expenses.

Some aspects of our research and development efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our research and development expenses for fiscal 2014 will increase from fiscal 2013 levels due to our increased focus on new product development as well as the inclusion of expenses for PT.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three months ended March 28, 2014 and March 29, 2013 were as follows (in thousands, except percentages):

			Decrease from prior year
	March 28, 2014	March 29, 2013	$	%
Three months ended	$19,581	$21,114	$(1,533)	(7.3)%

The decrease in sales and marketing expenses in the three months ended March 28, 2014 compared to the three months ended March 29, 2013 is attributable to $1.9 million of lower employee-related costs and $0.2 million of lower depreciation and amortization expense. These decreases were partially offset by $0.6 million of higher marketing and trade show expenses. The decrease in employee-related expenses was attributable to $1.2 million of lower commissions expense, $0.4 million of lower salary expense and $0.4 million of reductions in certain other employee-related expenses, partially offset by $0.1 million of higher stock-based compensation expense in the three months ended March 28, 2014 compared to the three months ended March 29, 2013.

We believe that our sales and marketing expenses will increase in fiscal 2014 from fiscal 2013 levels, primarily attributable to increased personnel and related costs, including such costs attributable to the inclusion of expenses for PT, as well as our investment in our expanded sales and marketing programs.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and audit and professional fees. General and administrative expenses for the three months ended March 28, 2014 and March 29, 2013 were as follows (in thousands, except percentages):

			Increase from prior year
	March 28, 2014	March 29, 2013	$	%
Three months ended	$11,186	$10,710	$476	4.4%

The increase in general and administrative expenses in the three months ended March 28, 2014 compared to the three months ended March 29, 2013 is attributable to $0.9 million of higher employee-related expenses, partially offset by $0.2 million of lower expense related to foreign currency translation and $0.2 million of net reductions to other general and administrative expenses. The increase in employee-related expenses is attributable to $0.7 million of higher stock-based compensation expense and $0.2 million of higher bonus expense.

The change in stock-based compensation expense was expected due to the equity-based actions described in the Overview section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

We believe that our general and administrative expenses will increase in fiscal 2014 compared to fiscal 2013 levels, primarily due to higher stock-based compensation expense.

Acquisition-Related Expenses. Acquisition-related expenses include those costs related to the acquisition of PT that would otherwise not have been incurred by us. These costs are primarily comprised of professional and service fees, such as legal, audit, consulting, paying agent and other fees, and expenses related to cash payments to former PT executives under their respective PT change of control agreements. We recorded acquisition-related expenses of $1.3 million in the three months ended March 28, 2014, comprised of $1.1 million of professional and service fees and $0.2 million related to change of control agreements. We did not record acquisition-related expenses in the three months ended March 29, 2013.

Restructuring Expense. We recorded restructuring expense of $1.2 million in the three months ended March 28, 2014 for severance and related costs in connection with reducing our workforce and $1.9 million in the three months ended March 29, 2013, primarily for severance and related costs. We expect to record additional restructuring expense of approximately $1 million in the second quarter of fiscal 2014.

Interest Income, net. Interest income and interest expense for the three months ended March 28, 2014 and March 29, 2013 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	March 28, 2014	March 29, 2013	$	%
Interest expense	$(25)	$(24)	$1	4.2%
Interest income	60	162	(102)	(63.0)%
Interest income, net	$35	$138	$(103)	(74.6)%

Interest expense in both the three months ended March 28, 2014 and the three months ended March 29, 2013 relates to interest on the debt assumed in connection with the acquisition of Network Equipment Technologies, Inc. Interest income consists of interest earned on our cash equivalents, marketable debt securities and long-term investments. The decrease in interest income, net, in the current year period compared to the prior year period is attributable to a lower average portfolio yield on lower amounts available to invest in the current year.

Other Income (Expense), Net. We recorded $2.25 million of income in the three months ended March 28, 2014 related to the settlement of a litigation matter in which we recovered a portion of our losses related to the impairment of certain prepaid royalties which we had written off in fiscal 2012.

Income Taxes. We recorded provisions for income taxes of $0.5 million in the three months ended March 28, 2014 and $0.4 million in the three months ended March 29, 2013. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year. The estimated amounts recorded do not include any benefit for our domestic losses, as we have concluded that a valuation allowance on any domestic benefit is required.

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

Liquidity and Capital Resources

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Three months ended
	March 28, 2014	March 29, 2013	Change
Net loss	$(3,953)	$(13,748)	$9,795
Adjustments to reconcile net loss to cash flows provided by operating activities	9,951	9,133	818
Changes in operating assets and liabilities	15,208	10,923	4,285
Net cash provided by operating activities	$21,206	$6,308	$14,898
Net cash provided by (used in) investing activities	$50,349	$(20,421)	$70,770
Net cash (used in) provided by financing activities	$(72,298)	$1,066	$(73,364)

Our cash, cash equivalents and marketable securities totaled $159.2 million at March 28, 2014. Our cash, cash equivalents, marketable securities and long-term investments totaled $245.7 million at December 31, 2013. We had cash and short-term investments held by our foreign subsidiaries aggregating approximately $10 million at March 28, 2014 and approximately $5 million at December 31, 2013. We do not intend to repatriate these funds, and as such, they are not available to fund our domestic operations. If we were to repatriate the funds, they would likely be treated as income for U.S. tax purposes, fully offset by our net operating losses. We do not believe this has a material impact on our liquidity.

On July 29, 2013, we announced that our Board of Directors had authorized a stock buyback program to repurchase up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions. The stock buyback program is being funded using our working capital. During the three months ended March 28, 2014, we repurchased and retired 38,500 shares under our stock buyback program for approximately $144,000 in the aggregate, including transaction fees. This amount is included in financing activities in our condensed consolidated statement of cash flows for the three months ended March 28, 2014.

On March 20, 2014, we announced the commencement of an underwritten public offering of 37.5 million shares of our common stock on behalf of Galahad Securities Limited and its affiliated entities (together, the "Legatum Group"). The underwriter of the offering was granted a 30-day option to purchase up to 5.625 million additional shares from the Legatum Group. The Legatum Group received all the proceeds from the underwritten offering; no shares in the underwritten offering were sold by us or any of our officers or directors. In addition, we purchased 21.5 million shares from the underwriter for $75.3 million in the aggregate, including $0.3 million of transaction fees. We funded the share repurchase with cash on hand. The repurchased shares were retired upon completion of the transaction.

Our operating activities provided $21.2 million of cash in the three months ended March 28, 2014 and $6.3 million of cash in the three months ended March 29, 2013.

Cash provided by operating activities in the three months ended March 28, 2014 was primarily the result of lower accounts receivable and inventory, excluding the impact of acquired balances in connection with the PT acquisition. These amounts were partially offset by lower accrued expenses and other long-term liabilities, accounts payable and deferred revenue, as well as an increase in other operating assets. Our lower accounts receivable primarily reflects payments in the quarter as a result of our continuing focus on cash collections. Our increased focus on maintaining appropriate inventory levels was the primary contributor to our lower inventory levels. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments in connection with our Company-wide cash bonus program. Our net loss, adjusted for non-cash items such as depreciation, amortization, impairment charges and stock-based compensation, provided $6.0 million of cash.

Cash used in operating activities in the three months ended March 29, 2013 was primarily the result of lower accounts receivable and other operating assets and higher deferred revenue, partially offset by decreases in accounts payable and accrued expenses and other long-term liabilities and an increase in inventory. The decrease in accounts receivable primarily reflects payments in the quarter, combined with lower revenue in the first quarter of the fiscal year compared to the fourth quarter of the prior year. The decrease in accounts payable primarily reflects payments for fiscal 2012 year-end purchases. The reduction in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments in connection with our Company-wide cash bonus program, as well as lower taxes payable amounts. The increase in inventory levels was primarily due to purchases of materials to fulfill expected shipments in the near term. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, used $4.6 million of cash.

Our investing activities provided $50.3 million of cash in the three months ended March 28, 2014, comprised of $87.6 million of aggregate maturities and sales of marketable securities, partially offset by $34.0 million of cash paid, net of cash acquired, for the acquisition of PT on February 19, 2014 and $3.3 million of investments in property and equipment.

Our investing activities used $20.4 million of cash in the three months ended March 29, 2013, comprised of $19.4 million of net maturities of marketable securities and $1.0 million of investments in property and equipment.

Our financing activities used $72.3 million of cash in the three months ended March 28, 2014, comprised of $75.4 million, including transaction fees, for the repurchase of common stock, comprised of $75.3 million to repurchase stock in connection with the Legatum Group public offering described above and $0.1 million to repurchase stock under our stock buyback program, $1.5 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $24,000 for payments on our capital leases for office equipment. These amounts were partially offset by $3.4 million of proceeds from the exercise of stock options and $1.2 million of proceeds from the sale of our common stock in connection with our Amended and Restated 2000 Employee Stock Purchase Plan, as amended ("ESPP").

Our financing activities provided $1.1 million of cash in the three months ended March 29, 2013, comprised of $0.9 million of proceeds from the sale of our common stock in connection with our ESPP and $0.6 million of proceeds from the exercise of stock options. These amounts were partially offset by $0.3 million of cash used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $31,000 for payments on our capital leases for office equipment.

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

Recent Accounting Pronouncements

On July 18, 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Presentation of a Liability for an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists ("ASU 2013-11"), which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss ("NOL") carryforward, a similar tax loss or a tax credit carryforward exists. The FASB's objective in issuing ASU 2013-11 was to eliminate diversity in practice resulting from a lack of guidance on this topic in current GAAP. ASU 2013-11 requires that an entity present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss or a tax credit unless certain conditions exist. ASU 2013-11 was effective for us beginning January 1, 2014. The adoption of ASU

2013-11 did not have an impact on our consolidated financial statements, as we already applied the methodology prescribed by ASU 2013-11.

On March 4, 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"), which indicates that the entire amount of a cumulative translation adjustment ("CTA") related to an entity's investment in a foreign entity should be released when there has been either: (a) a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity; (b) the loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated); or (c) the step acquisition of a foreign entity (i.e., when the accounting for an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity). ASU 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. ASU 2013-05 became effective for us on January 1, 2014. The adoption of ASU 2013-05 did not have a material impact on our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We do not believe that a hypothetical 10% adverse movement in interest rates and foreign currency exchange rates would have a materially different impact from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 28, 2014.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred net losses in the first quarter of fiscal 2014, as well as in 2013, 2012 and 2011. We may incur additional net losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

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

Prior to our acquisition of Network Equipment Technologies, Inc. ("NET") on August 24, 2012, we had shipped our products to a limited number of customers. In connection with our acquisition of NET, we began selling the SBC 1000 (formerly the NET UX 1000), the SBC 2000 (formerly the NET UX 2000) and the SBC VX, a hybrid solution (formerly the NET VX). The SBC 1000 provides SBC SIP communication capability to the enterprise branch and small and medium businesses, while the SBC 2000 provides SBC SIP communications capability to the enterprise branch and medium to large businesses. The SBC VX is sold to U.S. federal government entities that require a hybrid solution. Since the acquisition of NET, the number of customers to whom we have shipped our products has increased significantly. However, due to the nature of the former NET products, in general, the per-order revenue from orders placed by the majority of our new customers is lower than the per-order revenue generated from our historical sales.

Our future success will depend on our ability to attract additional customers beyond our current customer base. In 2013 and 2012, one customer, AT&T, contributed more than 10% of our revenue, representing approximately 15% of our revenue in 2013 and 20% of our revenue in 2012. In 2011, two customers, Bahamas Telecommunications Company Ltd. and AT&T, each contributed more than 10% of our revenue, representing approximately 26% of our revenue in the aggregate. Factors that may affect our ability to grow our customer base include the following:

•	economic conditions that discourage potential new customers from making the capital investments required to adopt new technologies;

•	deterioration in the general financial condition of service providers and enterprises, or their ability to raise capital or access lending sources;

•	new product introductions by our competitors; and

•	the continued development of our channel program.

If we are unable to expand our customer base, we will be forced to rely on generating recurring revenue from existing customers, which may not be successful. We expect to derive an increasing percentage of our revenue from engagements with our value-added resellers ("VAR") and global system integration partners; however, in the foreseeable future, the majority of our revenue will continue to depend on sales of our products to a limited number of existing customers or sales to customers with lower per-order revenue than those generated from our historical sales. Factors that may affect our ability to generate recurring revenues from our existing customers include the following:

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

We continue to enhance our sales strategy, which we expect will include more significant engagements with value-added resellers and global system integration partners to resell our products. Disruptions to, or our failure to effectively develop and manage, these partners and the processes and procedures that support them could adversely affect our ability to generate revenues from the sale of our products. If we do not have adequate personnel, experience and resources to manage the relationships with these partners and to fulfill our responsibilities under such arrangements, such shortcomings could lead to the decrease of the sales of our products and our operating results could suffer.

We continue to enhance our sales strategy, which we expect will include more significant engagements with VAR channel partners and global system integrators to resell our products. Our future success is dependent upon establishing and maintaining successful relationships with a variety of value-added distribution, VAR and systems integration partners. We may also need to pursue strategic partnerships with vendors who have broader technology or product offerings in order to compete with end-to-end solution providers. In addition, many of the enterprise markets we are pursuing require a broad network of resale partners in order to achieve effective distribution.

Many of our distribution and channel partners sell competitive products and the loss of, or reduction in sales by, these partners could materially reduce our revenues. Our sales through channel partners typically involve the use of our products as components of a larger solution being implemented by the systems integrator. In these instances, the purchase and sale of our products are dependent on the channel partner, who typically controls the timing, prioritization and implementation of the project. Project delays, changes in priority or solution re-design decisions by the systems integrator can adversely affect our product sales. If we fail to maintain relationships with our distribution, VAR and systems integration partners; fail to develop new relationships with other partners in new markets; fail to manage, train or provide incentives to our existing partners effectively; or if these partners are not successful in their sales efforts, sales of our products may decrease and our operating results could suffer. Moreover, if we do not have adequate personnel, experience and resource to manage the relationships with our partners and to fulfill our responsibilities under such arrangements, any shortcomings could have a material adverse impact on our business and consolidated financial statements.

In addition, we recognize some of our revenue based on a sell-through model using information provided by our partners. If those partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely affected. We may also experience financial failure of our partners, which could result in our inability to collect accounts receivable in full.

In 2012, the macro-environment for our media gateway trunking business faced significant declining revenues that happened faster than we were anticipating. In 2013, we continued to experience significant declines in customer spending in our media gateway trunking business. Even though we continue to transform our company from a media gateway trunking business to an SBC and DSC business, we remain dependent upon our voice infrastructure products, and our revenues will continue to depend upon their commercial success for the foreseeable future. If the market for these products continues to significantly decline and if our SBC sales do not accelerate as quickly as we forecast, our operating results could suffer.

While we continue to transform our company from a media gateway trunking business to an SBC and Diameter Signaling Controller ("DSC") business, our current revenues still depend upon the commercial success of our TDM-to-IP and our all-IP voice infrastructure products and solutions, and we believe this will remain true for the foreseeable future. Product revenue from sales of our trunking and communications applications products was $69.8 million for the year ended December 31, 2013, $85.7 million for the year ended December 31, 2012 and $116.5 million for the year ended December 31, 2011, which represented decreases of 18.5% in year 2013 compared to 2012 and 26.4% in 2012 compared to 2011. If the market for these products continues to significantly decline and if our SBC sales to not accelerate as quickly as we forecast, our operating results could suffer.

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

Success in our industry requires large investments in technology and creates exposure to rapid technological and market changes. We spend a significant amount of time, money and resources both developing new technology, products and solutions and acquiring new businesses, such as NET in August 2012 and Performance Technologies, Incorporated ("PT") in February 2014. Our strategic plan includes a significant shift in our investments from mature technologies that previously generated significant revenue for us toward certain next-generation technologies as well as working with more channel partners to sell our products. In order for us to be successful, our technologies, products and solutions must be accepted by relevant standardization bodies and by the industry as a whole. Our choices of specific technologies to pursue, and those to de-emphasize, may prove to be inconsistent with our customers' investment spending. Moreover, if we invest in the development of technologies, products and solutions that do not function as expected, are not adopted by the industry, are not ready in time, are not accepted by our customers as quickly as anticipated or are not successful in the marketplace, our sales and earnings may suffer and, as a result, our stock price could decline. As technology advances, we may not be able to respond quickly or effectively to developments in the market for our products, or new industry standards may emerge and could render our existing or future products obsolete. If our products become technologically obsolete or if we are unable to develop successor products that are accepted by our customers, we may be unable to sell our products in the marketplace and face declines in sales. We may also experience difficulties with software development, hardware design, manufacturing or marketing that could delay or prevent our development, introduction or marketing of new products and enhancements.

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

If we fail to realize the anticipated benefits from our acquisition of PT on a timely basis, or at all, our business and financial condition may be adversely affected.

We may fail to realize the anticipated benefits from our acquisition of PT on a timely basis, or at all, for a variety of reasons, including the following:

•	problems or delays in assimilating or transitioning to Sonus the acquired operations, systems, processes, controls, technologies, products or personnel;

•	loss of acquired customer accounts;

•	unanticipated costs associated with the acquisition;

•
failure to identify in the due diligence process or assess the magnitude of certain liabilities we assumed in the acquisition, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes due, a loss of anticipated tax benefits, significant issues with product quality or development or other adverse effects on our business or consolidated financial statements;

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

To compete effectively, we must deliver innovative products that:

•	provide extremely high reliability and quality;

•	deploy and scale easily and efficiently;

•	interoperate with existing network infrastructures and multivendor solutions;

•	provide effective network management;

•	are accompanied by comprehensive customer support and professional services;

•	provide a cost-effective and space-efficient solution for service providers; and

•	meet price competition from low cost equipment providers.

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

We historically have used stock options and restricted stock as a significant component of our employee compensation program in order to align our employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. In 2007, our stockholders approved a stock incentive plan which includes a limited amount of shares to be granted under such plan. In 2010, our stockholders approved amendments to this plan to, among other things, increase the number of shares of our common stock that may be granted under this plan from 14,902,701 to 34,902,701. In June 2013, our stockholders approved an amendment to this plan to increase the number of shares of our common stock that may be granted under this plan by 21,000,000, from 34,902,701 to 55,902,701. Additionally, in connection with the acquisition of NET, we assumed NET's 2008 Stock Incentive Plan, which provides for the award of stock options, restricted stock, performance-based awards and stock appreciation rights to Sonus employees who were previously NET employees and Sonus employees hired after August 24, 2012, the NET acquisition date. In connection with the acquisition of PT, we assumed its Performance Technologies, Incorporated 2001 Stock Option Plan, Performance Technologies, Incorporated 2003 Omnibus Incentive Plan and 2012 Amended Performance Technologies, Incorporated Omnibus Incentive Plan (the "2012 Omnibus Plan"). PT's 2001 Stock Option Plan had expired for purposes of new options by its terms on May 31, 2011 but was assumed by us solely for the purpose of administering any outstanding options under this plan. Meanwhile, PT's 2003 Omnibus Incentive Plan was assumed by us solely for the purpose of administering any outstanding awards under such plan as of the PT closing. PT's 2012 Omnibus Incentive Plan provides for the award of stock options, restricted stock, stock appreciation rights and other stock-based awards to Sonus employees who were previously PT employees and Sonus employees hired after February 19, 2014, the PT Acquisition Date. All unissued shares reserved for further issuance under such plans will be substituted with shares of our common stock.

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

Campaigns by significant investors to effect changes at publicly-traded companies continue to be prevalent. There can be no assurance that one or more stockholders will not pursue actions to effect changes in our management and strategic direction, including through the solicitation of proxies from our stockholders. If a proxy contest were to be pursued by any stockholder, it could result in substantial expense to us, consume significant attention of our management and Board of Directors, and disrupt our business.

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

While we currently work with four contract manufacturers, we primarily rely upon one large global manufacturer to assemble our products according to our specifications and to fulfill orders on a timely basis. Reliance on a third-party manufacturer involves a number of risks, including a lack of control over the manufacturing process, inventory management and the potential absence or unavailability of adequate capacity. We do not have the internal manufacturing capabilities to meet our customers' demands. Any difficulties or failures to perform by our contract manufacturers could cause delays in customer product shipments or otherwise negatively affect our results of operations.

During 2013, we reduced from five contract manufacturers to three contract manufacturers without any supply disruption. With the acquisition of PT in February 2014, we have added one additional contract manufacturer such that we are currently working with four contract manufacturers. Additionally, we switched from one single-source manufacturer to another in 2009 as well as in 2011 without any supply disruptions during either of these transitions. However, any future changes to or consolidations of our current contract manufacturers could lead to material shortages or delays in the supply of our products. In the event we elect to continue to consolidate and/or change any of our manufacturers, qualifying a new contract manufacturer to commence commercial scale production or consolidating to a reduced number of contract manufacturers are expensive and time-consuming activities and could result in a significant interruption in the supply of our products. If a change in contract manufacturers results in delays in our fulfillment of customer orders or if a contract manufacturer fails to make timely delivery of orders, we may lose revenues and suffer damage to our customer relationships.

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

A portion of our revenue is generated from sales to U.S. federal government agencies, which is a new line of business for us due to our acquisition of NET in August 2012 and our acquisition of PT in February 2014. Disruptions to, or our failure to effectively develop, manage and maintain our government customer relationships could adversely affect our ability to generate revenue from the sales of certain of our products. Further, such government sales are subject to potential delays and cutbacks, require specific testing efforts, and impose significant compliance obligations.

A portion of our total revenue from product sales comes from contracts with U.S. federal government agencies. None of our current government contracts include long-term purchase commitments. Government sales is a new line of business for us due to our acquisition of NET in August 2012 and our acquisition of PT in February 2014, and disruptions to, or our failure to effectively develop, manage and maintain our government customer relationships, could adversely affect our ability to generate revenue from the sales of our products.

Until recently, a majority of NET's government sales has involved the Promina product, for which sales have declined substantially in recent periods. While governmental agencies have purchased and are evaluating some of our new products for broader deployment, this new line of business may not develop quickly or be sufficient to offset future declines in sales of the Promina product. Spending by government customers fluctuates based on budget allocations and the timely passage of the annual federal budget. An impasse in federal government budget decisions could lead to substantial delays or reductions in federal spending. During 2011, the U.S. federal government was unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011 (the “Budget Act”). The sequestration began on March 1, 2013 as a result of budget cuts enacted by the Budget Act, including automatic reductions in both defense and discretionary spending. To date, the effects of sequestration have been minimal on our government business. However, expected additional budget cuts in fiscal 2014 could have an adverse effect on spending on IT and communications products and services, which could result in lower revenue from government customers in the future. Among the factors that could impact federal government spending and which would reduce our federal government contracting and subcontracting business are a significant decline in, or reapportioning of, spending by the federal government; changes, delays or cancellations of federal government programs or requirements; the adoption of new laws or regulations that affect companies that provide services to the federal government; federal government shutdowns or other delays in the government appropriations process; changes in the political climate, including with regard to the funding of products we provide; and general economic conditions. The loss or significant curtailment of any government contract or subcontracts, whether due to our performance or due to interruptions of or changes in governmental funding for such contracts or subcontracts, could have a material adverse effect on our business, results of operations and financial condition.

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

Under generally accepted accounting principles, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Our intangible assets increased by approximately $17 million in 2012 as a result of our acquisition of NET. Goodwill, which increased by approximately $27 million as a result of our acquisition of NET, is tested for impairment at least annually. Additionally, our goodwill increased by approximately $8 million as a result of the recently completed acquisition of PT. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, significant change in circumstances relative to a large customer, significant decline in our stock price for a sustained period and decline in our market capitalization to below net book value.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1, 2014 to January 24, 2014	6,653		$2.93	—	$40,746,568
January 25, 2014 to February 21, 2014	414,765		$3.27	—	$40,746,568
February 22, 2014 to March 28, 2014	21,582,165	(4)	$3.49	38,500	$40,602,829
Total	22,003,583		$3.48	38,500	$40,602,829

(1) Upon vesting of restricted stock awards, our employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. During the first quarter of fiscal 2014, 464,023 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

(2) Consists of 38,500 shares repurchased pursuant to a stock buyback program announced on July 29, 2013 (the "2013 Buyback Program"). Under the s213 Buyback Program, our Board of Directors has authorized the repurchase of up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. We may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The 2013 Buyback Program may be suspended or discontinued at any time. The 2013 Buyback Program is being funded using our working capital.

(3) Consists of amounts that remain available for repurchases under the 2013 Buyback Program.

(4) Includes 21,501,060 shares repurchased in connection with the public offering we conducted on behalf of Galahad Securities Limited and its affiliated entities.

Item 6.    Exhibits

Exhibit No.		Description
1.1
Underwriting Agreement, dated March 20, 2014, by and among Sonus Networks, Inc., Goldman, Sachs & Co. and Galahad Securities Limited (incorporated by reference to Exhibit 1.1 to the registrant's Current Report on Form 8-K, filed March 21, 2014 with the SEC).

10.1	+
Amendment to Employment Agreement between Sonus Networks, Inc. and Raymond P. Dolan, accepted January 2, 2014 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed January 6, 2014 with the SEC).

10.2	+
Form of Letter Agreement between Sonus Networks, Inc. and each of Raymond P. Dolan, Mark Greenquist, Todd Abbott and Anthony Scarfo (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed January 6, 2014 with the SEC).

10.3
Letter Agreement, dated March 20, 2014, by and between Sonus Networks, Inc. and Galahad Securities Limited (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed March 21, 2014 with the SEC).

10.4	+
Assumed Performance Technologies, Incorporated 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8, filed with the SEC effective February 28, 2014).

10.5	+
Assumed Performance Technologies, Incorporated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to the registrant's Registration Statement on Form S-8, filed with the SEC effective February 28, 2014).

10.6	+
2012 Amended Performance Technologies, Incorporated Omnibus Incentive Plan (incorporated by reference to Exhibit 99.3 to the registrant's Registration Statement on Form S-8, filed with the SEC effective February 28, 2014).

10.7	* +	Form of Non-Qualified Stock Option Award Agreement Granted under the 2012 Amended Performance Technologies, Incorporated Omnibus Incentive Plan.
10.8	* +	Form of Restricted Stock Award Agreement Granted under the 2012 Amended Performance Technologies, Incorporated Omnibus Incentive Plan.
10.9	* +	Amendment to Employment Agreement by and between Sonus Networks, Inc. and Jeffrey M. Snider, accepted February 15, 2013.
10.10	* +	Amendment to Employment Agreement by and between Sonus Networks, Inc. and Jeffrey M. Snider, accepted March 28, 2013.
31.1	*	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

_______________________________________

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2014	SONUS NETWORKS, INC.

By:	/s/ Mark T. Greenquist
Mark T. Greenquist Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
1.1
Underwriting Agreement, dated March 20, 2014, by and among Sonus Networks, Inc., Goldman, Sachs & Co. and Galahad Securities Limited (incorporated by reference to Exhibit 1.1 to the registrant's Current Report on Form 8-K, filed March 21, 2014 with the SEC).

10.1	+
Amendment to Employment Agreement between Sonus Networks, Inc. and Raymond P. Dolan, accepted January 2, 2014 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed January 6, 2014 with the SEC).

10.2	+
Form of Letter Agreement between Sonus Networks, Inc. and each of Raymond P. Dolan, Mark Greenquist, Todd Abbott and Anthony Scarfo (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed January 6, 2014 with the SEC).

10.3
Letter Agreement, dated March 20, 2014, by and between Sonus Networks, Inc. and Galahad Securities Limited (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed March 21, 2014 with the SEC).

10.4	+
Assumed Performance Technologies, Incorporated 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8, filed with the SEC effective February 28, 2014).

10.5	+
Assumed Performance Technologies, Incorporated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to the registrant's Registration Statement on Form S-8, filed with the SEC effective February 28, 2014).

10.6	+
2012 Amended Performance Technologies, Incorporated Omnibus Incentive Plan (incorporated by reference to Exhibit 99.3 to the registrant's Registration Statement on Form S-8, filed with the SEC effective February 28, 2014).

10.7	* +	Form of Non-Qualified Stock Option Award Agreement Granted under the 2012 Amended Performance Technologies, Incorporated Omnibus Incentive Plan.
10.8	* +	Form of Restricted Stock Award Agreement Granted under the 2012 Amended Performance Technologies, Incorporated Omnibus Incentive Plan.
10.9	* +	Amendment to Employment Agreement by and between Sonus Networks, Inc. and Jeffrey M. Snider, accepted February 15, 2013.
10.10	* +	Amendment to Employment Agreement by and between Sonus Networks, Inc. and Jeffrey M. Snider, accepted March 28, 2013.
31.1	*	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

_______________________________________

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.