Form 10-Q
period 2014-06-27
SONUS NETWORKS INC
filed 2014-07-31
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2014
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

As of July 24, 2014, there were 246,795,393 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED JUNE 27, 2014

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
SONUS NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 27, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$61,295	$72,423
Marketable securities	56,118	138,882
Accounts receivable, net of allowance for doubtful accounts of $180 at June 27, 2014 and $157 at December 31, 2013	60,035	64,463
Inventory	23,509	21,793
Deferred income taxes	1,173	656
Other current assets	14,800	15,073
Total current assets	216,930	313,290
Property and equipment, net	20,629	19,102
Intangible assets, net	24,984	10,091
Goodwill	39,207	32,379
Investments	32,119	34,364
Deferred income taxes	1,210	2,121
Other assets	4,022	6,137
	$339,101	$417,484
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,397	$11,164
Accrued expenses	28,857	34,026
Current portion of deferred revenue	40,638	41,169
Convertible subordinated note	2,380	2,380
Current portion of long-term liabilities	775	672
Total current liabilities	83,047	89,411
Deferred revenue	10,206	10,528
Deferred income taxes	1,352	922
Other long-term liabilities	3,994	4,371
Total liabilities	98,599	105,232
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value per share; 600,000,000 shares authorized; 246,254,792 shares issued and outstanding at June 27, 2014; 266,226,845 shares issued and outstanding at December 31, 2013	246	266
Additional paid-in capital	1,218,173	1,280,442
Accumulated deficit	(983,942)	(974,492)
Accumulated other comprehensive income	6,025	6,036
Total stockholders' equity	240,502	312,252
	$339,101	$417,484

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Revenue:
Product	$45,845	$42,939	$90,985	$80,735
Service	29,725	26,254	55,327	51,746
Total revenue	75,570	69,193	146,312	132,481
Cost of revenue:
Product	16,811	13,534	30,474	27,429
Service	11,471	11,651	22,127	23,242
Total cost of revenue	28,282	25,185	52,601	50,671
Gross profit	47,288	44,008	93,711	81,810
Operating expenses:
Research and development	20,921	18,019	39,893	35,520
Sales and marketing	18,782	19,191	38,363	40,305
General and administrative	11,995	9,733	23,181	20,443
Acquisition-related	—	—	1,306	—
Restructuring	391	1,698	1,560	3,647
Total operating expenses	52,089	48,641	104,303	99,915
Loss from operations	(4,801)	(4,633)	(10,592)	(18,105)
Interest income, net	50	90	85	228
Other income (expense), net	(10)	3	2,325	3
Loss before income taxes	(4,761)	(4,540)	(8,182)	(17,874)
Income tax provision	(736)	(330)	(1,268)	(744)
Net loss	$(5,497)	$(4,870)	$(9,450)	$(18,618)
Loss per share
Basic	$(0.02)	$(0.02)	$(0.04)	$(0.07)
Diluted	$(0.02)	$(0.02)	$(0.04)	$(0.07)
Shares used to compute loss per share:
Basic	247,120	282,389	257,026	281,973
Diluted	247,120	282,389	257,026	281,973

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Net loss	$(5,497)	$(4,870)	$(9,450)	$(18,618)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(33)	(129)	61	(455)
Unrealized loss on available-for sale marketable securities, net of tax	(62)	(189)	(72)	(272)
Other comprehensive loss, net of tax	(95)	(318)	(11)	(727)
Comprehensive loss, net of tax	$(5,592)	$(5,188)	$(9,461)	$(19,345)

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 27, 2014	June 28, 2013
Cash flows from operating activities:
Net loss	$(9,450)	$(18,618)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	5,899	6,743
Amortization of intangible assets	2,207	2,373
Impairment of intangible assets	—	600
Stock-based compensation	12,712	8,764
Loss on disposal of property and equipment	61	21
Deferred income taxes	519	367
Changes in operating assets and liabilities:
Accounts receivable	8,254	28,733
Inventory	4,386	1,958
Other operating assets	2,698	2,402
Accounts payable	(620)	(5,291)
Accrued expenses and other long-term liabilities	(4,635)	(1,932)
Deferred revenue	(1,777)	2,809
Net cash provided by operating activities	20,254	28,929
Cash flows from investing activities:
Purchases of property and equipment	(6,271)	(3,032)
Business acquisition, net of cash acquired	(34,010)	—
Divestiture of business	2,000	—
Purchases of marketable securities	(47,880)	(180,306)
Maturities/sales of marketable securities	134,127	147,944
Net cash provided by (used in) investing activities	47,966	(35,394)
Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	1,197	865
Proceeds from exercise of stock options	4,541	1,337
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(1,571)	(418)
Repurchase of common stock	(83,518)	—
Principal payments of capital lease obligations	(44)	(62)
Net cash (used in) provided by financing activities	(79,395)	1,722
Effect of exchange rate changes on cash and cash equivalents	47	(583)
Net decrease in cash and cash equivalents	(11,128)	(5,326)
Cash and cash equivalents, beginning of year	72,423	88,004
Cash and cash equivalents, end of period	$61,295	$82,678
Supplemental disclosure of cash flow information:
Interest paid	$44	$48
Income taxes paid	$1,052	$806
Income tax refunds received	$28	$110
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$147	$450
Business acquisition purchase consideration - assumed equity awards	$1,671	$—

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) BASIS OF PRESENTATION

Business

Sonus Networks, Inc. (“Sonus” or the “Company”) was incorporated in 1997 and is a leading provider of networked solutions for communications service providers (e.g., telecommunications, wireless and cable service providers) and enterprises to help them advance, protect and unify their voice and data communication networks, reduce expenses and position themselves to provide new services to their customers. Sonus helps many of the world's leading communications service providers and enterprises implement the next generation of Session Initiation Protocol ("SIP")-based solutions, including Voice over IP ("VoIP") and Unified Communications ("UC") through secure, reliable and scalable Internet Protocol ("IP") networks. We also provide tightly integrated signaling and advanced routing capabilities and applications that span the mission-critical demands of both existing and next-generation 4G/LTE and IP Multimedia Subsystems ("IMS") telecommunications networks. Sonus products include session border controllers ("SBCs"), diameter signaling controllers ("DSCs"), policy/routing servers, media and signaling gateways and network analytics tools. Sonus solutions address the need for communications service providers and enterprises to seamlessly link and leverage multivendor, multiprotocol communications systems and applications across a single network infrastructure. Previously, companies were required to implement separate networks for their voice and data applications. In a rapidly changing ecosystem of IP-enabled devices such as smartphones and tablets, companies want an infrastructure that enables the integration of voice and data capability into a single application on one integrated network. Sonus solutions help the Company's customers realize the intended value and benefits of UC both in public and private clouds by enabling disparate vendor communications environments, commonplace in most enterprises today, to work seamlessly together. Likewise, Sonus solutions facilitate the deployment and adoption of cloud-based communications.

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

On February 19, 2014 (the "PT Acquisition Date"), the Company completed the acquisition of Performance Technologies, Incorporated ("PT"). The financial results of PT are included in the Company's condensed consolidated financial statements for the three months ended June 27, 2014 and in the Company's condensed consolidated financial statements for the six months ended June 27, 2014 for the period subsequent to the PT Acquisition Date.

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the three or six months ended June 27, 2014.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

Recent Accounting Pronouncements

On June 19, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (“ASU 2014-12”). ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent upon the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. ASU 2014-12 does not contain any new disclosure requirements. ASU 2014-12 is effective for the Company on January 1, 2015. The Company does not expect the adoption of ASU 2014-12 to have a material impact on its condensed consolidated financial statements.

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

other topics in the FASB Accounting Standards Codification ("ASC"). Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for the Company on January 1, 2017. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its condensed consolidated financial statements.

On April 10, 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the definition of discontinued operations in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The new guidance eliminates the previous criteria that the operations and cash flows of the component that have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction. The new guidance also eliminates the previous criteria that the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Instead, ASU 2014-08 requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. ASU 2014-08 requires entities to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the statement of financial position. In addition, ASU 2014-08 requires that an entity disclose in its statement of cash flows, for all periods presented, either: (1) operating and investing cash flows or (2) depreciation and amortization, capital expenditures and significant operating and investing non-cash items related to the discontinued operation. ASU 2014-08 is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its condensed consolidated financial statements.

On July 18, 2013, the FASB issued ASU 2013-11, Presentation of a Liability for an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists ("ASU 2013-11"), which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss ("NOL") carryforward, a similar tax loss or a tax credit carryforward exists. The FASB's objective in issuing ASU 2013-11 was to eliminate diversity in practice resulting from a lack of guidance on this topic in current GAAP. ASU 2013-11 requires that an entity present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss or a tax credit unless certain conditions exist. ASU 2013-11 was effective for the Company beginning January 1, 2014. The adoption of ASU 2013-11 did not have an impact on the Company's condensed consolidated financial statements, as the Company already applied the methodology prescribed by ASU 2013-11.

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

(2) ACQUISITION OF PT

On February 19, 2014 (the "PT Acquisition Date"), the Company acquired all of the outstanding common stock of PT for cash consideration of $34.0 million, or $3.75 per share of PT common stock. This acquisition has enabled Sonus to expand its solutions portfolio with signaling technology and acquire expertise to enable mobile service providers to offer new real-time multimedia services through their mobile infrastructure. Delivering these services across the LTE next-generation mobile

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

networks will require adoption of the next-generation signaling technology known in the industry as Diameter Signal. The acquisition of PT has allowed Sonus to diversify its product portfolio with an integrated, virtualized Diameter and SIP-based solution and deliver strategic value to service providers seeking to offer new multimedia services through mobile, cloud-based, real-time communications.

The transaction has been accounted for as a business combination and the financial results of PT have been included in the Company's condensed consolidated financial statements for the period subsequent to its acquisition.

As of June 27, 2014, the valuation of acquired assets, identifiable intangible assets, uncertain tax liabilities and certain accrued liabilities remains preliminary. The Company is in the process of finalizing its valuation, which it plans to complete in the third quarter of fiscal 2014. Based on new information gathered about facts and circumstances that existed as of the PT Acquisition Date related to the valuation of certain acquired assets and assumed liabilities, the Company updated its preliminary valuations of assets acquired and liabilities assumed as of June 27, 2014. The Company recorded adjustments which resulted in an increase to goodwill of $0.5 million, a decrease to other current assets of $0.3 million and an increase to other long-term liabilities of $0.2 million. Based on the updated purchase price allocation, the Company recorded $8.7 million of goodwill, primarily due to expected synergies between the combined companies and expanded market opportunities. The goodwill is not deductible for tax purposes.

A summary of the allocation of the purchase consideration for PT is as follows (in thousands):

Fair value of consideration transferred:
Cash, net of cash acquired	$34,010
Unpaid purchase consideration	1,012
Fair value of equity awards assumed	1,671
Fair value of total consideration	$36,693
Fair value of assets acquired and liabilities assumed:
Marketable securities	$2,315
Other current assets	9,393
Property and equipment	2,251
Intangible assets	17,100
Goodwill	8,725
Current liabilities	(2,762)
Other long-term liabilities	(329)
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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The components of acquisition-related costs included in the Company's results of operations for the six months ended June 27, 2014 are as follows (in thousands):

Six months ended
June 27, 2014
Professional and services fees	$1,057
Change of control agreements	249
$1,306

The Company did not record any acquisition-related expenses in either the three months ended June 27, 2014 or the three or six months ended June 28, 2013.

Sale of Multi-Protocol Server Business

On June 20, 2014 (the "MPS Sale Date"), the Company sold its PT Multi-Protocol Server ("MPS") business for $2.0 million to an affiliate of Sunhillo Corporation, comprised of $0.2 million of inventory, $0.1 million of fixed assets, $0.2 million of deferred revenue and $1.9 million of PT goodwill allocable to the MPS business. The Company had acquired the MPS business in connection with the acquisition of PT. The Company incurred $0.4 million of transaction costs which are included as a component of General and administrative expenses. The results of operations of the MPS business are excluded from the Company's consolidated results for the period subsequent to the MPS Sale Date.

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

The calculations of shares used to compute basic and diluted loss per share are as follows (in thousands):

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Weighted average shares outstanding—basic	247,120	282,389	257,026	281,973
Potential dilutive common shares	—	—	—	—
Weighted average shares outstanding—diluted	247,120	282,389	257,026	281,973

Options to purchase the Company's common stock, unvested shares of restricted stock, unvested performance-based stock awards for which the performance conditions have been satisfied and shares in connection with future purchases under the Company's Amended and Restated 2000 Employee Stock Purchase Plan, as amended (the "ESPP"), aggregating 44.1 million shares for the three and six months ended June 27, 2014 have not been included in the computation of diluted loss per share because their effect would have been antidilutive. Options to purchase the Company's common stock and unvested shares of restricted stock aggregating 36.0 million shares for the three and six months ended June 28, 2013 have not been included in the computation of diluted loss per share because their effect would have been antidilutive.

(4) CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS

The Company invests in debt instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

During the three months ended March 28, 2014, the Company sold $45.9 million of its available-for-sale securities and realized gross gains aggregating $46,000. The Company did not realize any gross losses on these sales. In addition, $41.7 million of the Company's available-for-sale securities matured during the three months ended March 28, 2014 and were redeemed upon maturity. The Company did not sell any of its available-for-sale securities during the three months ended June 27, 2014 or during the three or six months ended June 28, 2013, and accordingly, no such gains or losses were realized during such period.

Marketable securities and investments with continuous unrealized losses for one year or greater at June 27, 2014 were nominal. Since the Company currently does not intend to sell these securities and does not believe it will be required to sell any securities before they recover in value, it does not believe these declines are other-than-temporary.

On a quarterly basis, the Company reviews its marketable securities and investments to determine if there have been any events that could create a credit impairment. The increase in unrealized losses in the current year period primarily relates to the recent increase in interest rates. However, since the Company's entire investment portfolio has investment grade ratings with no indication of credit loss, the Company believes it will recover the entire amortized cost basis of these securities and does not believe these unrealized losses are other-than-temporary. Accordingly, the Company does not believe that any impairment existed with its current holdings at June 27, 2014.

The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt securities and investments at June 27, 2014 and December 31, 2013 were comprised of the following (in thousands):

	June 27, 2014
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$12,841	$—	$—	$12,841

Marketable securities
U.S. government agency notes	$11,796	$1	$—	$11,797
Corporate debt securities	35,266	15	(4)	35,277
Commercial paper	4,592	1	—	4,593
Certificates of deposit	4,451	—	—	4,451
	$56,105	$17	$(4)	$56,118
Investments
U.S. government agency notes	$2,983	$1	$—	$2,984
Corporate debt securities	28,162	5	(32)	28,135
Certificates of deposit	1,000	—	—	1,000
	$32,145	$6	$(32)	$32,119

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

The Company's available-for-sale debt securities classified as Investments in the condensed consolidated balance sheets at June 27, 2014 and December 31, 2013 had maturity dates after one year but within two years or less from the balance sheet date.

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

The following table shows the fair value of the Company's financial assets at June 27, 2014 and December 31, 2013. These financial assets are comprised of the Company's available-for-sale debt securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the consolidated balance sheets (in thousands):

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

		Fair value measurements at June 27, 2014 using:
	Total carrying value at June 27, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$12,841	$12,841	$—	$—

Marketable securities
U.S. government agency notes	$11,797	$—	$11,797	$—
Corporate debt securities	35,277	—	35,277	—
Commercial paper	4,593	—	4,593	—
Certificates of deposit	4,451	—	4,451	—
	$56,118	$—	$56,118	$—
Investments
U.S. government agency notes	$2,984	$—	$2,984	$—
Corporate debt securities	28,135	—	28,135	—
Certificates of deposit	1,000	—	1,000	—
	$32,119	$—	$32,119	$—

		Fair value measurements at December 31, 2013 using:
	Total carrying value at December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$50,404	$50,404	$—	$—

Marketable securities
U.S. government agency notes	$47,910	$—	$47,910	$—
Corporate debt securities	82,020	—	82,020	—
Commercial paper	5,649	—	5,649	—
Certificates of deposit	3,303	—	3,303	—
	$138,882	$—	$138,882	$—
Investments
U.S. government agency notes	$9,257	$—	$9,257	$—
Foreign government notes	1,250	—	1,250	—
Corporate debt securities	23,857	—	23,857	—
	$34,364	$—	$34,364	$—

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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(5) INVENTORY

Inventory consists of the following (in thousands):

	June 27, 2014	December 31, 2013
Raw materials	$1,124	$—
On-hand final assemblies and finished goods inventories	18,539	19,070
Deferred cost of goods sold	3,846	4,387
	23,509	23,457
Less current portion	(23,509)	(21,793)
Noncurrent portion (included in Other assets)	$—	$1,664

(6) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at June 27, 2014 and December 31, 2013 consist of the following (dollars in thousands):

June 27, 2014	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Intellectual property	5.00	$999	$999	$—
Developed technology	6.18	22,280	3,912	18,368
Customer relationships	5.57	10,040	3,709	6,331
Internal use software	3.00	730	445	285
	5.75	$34,049	$9,065	$24,984

December 31, 2013	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Intellectual property	5.00	$999	$999	$—
Developed technology	5.03	9,080	2,729	6,351
Customer relationships	5.30	6,140	2,806	3,334
Internal use software	3.00	730	324	406
	4.35	$16,949	$6,858	$10,091

Amortization expense for intangible assets for the three and six months ended June 27, 2014 and June 28, 2013 was as follows (in thousands):

	Three months ended		Six months ended		Statement of operations classification
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Intellectual property	$—	$100	$—	$200	Research and development
Developed technology	613	499	1,183	999	Cost of revenue - product
Customer relationships	505	526	903	1,052	Sales and marketing
Internal use software	60	61	121	122	Cost of revenue - product
	$1,178	$1,186	$2,207	$2,373

Estimated future amortization expense for the Company's intangible assets at June 27, 2014 is as follows (in thousands):

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Years ending December 31,
Remainder of 2014	$2,393
2015	5,644
2016	5,290
2017	5,257
2018	2,954
Thereafter	3,446
$24,984

The changes in the carrying value of the Company's goodwill in the six months ended June 27, 2014 were as follows (in thousands):

Balance at January 1, 2014:
Goodwill	$35,485
Accumulated impairment losses	(3,106)
32,379
Acquisition of PT	8,725
Sale of MPS business	(1,897)
Balance at June 27, 2014	$39,207

There were no changes to the carrying value of the Company's goodwill in the six months ended June 28, 2013.

(7) ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	June 27, 2014	December 31, 2013
Employee compensation and related costs	$15,711	$20,683
Other	13,146	13,343
	$28,857	$34,026

(8) RESTRUCTURING ACCRUAL

The Company recorded restructuring expense of $0.4 million in the three months ended June 27, 2014 and $1.6 million in the six months ended June 27, 2014 for severance and related costs in connection with reducing its workforce. The Company recorded restructuring expense of $1.7 million in the three months ended June 28, 2013 and $3.6 million in the six months ended June 28, 2013. The amount for the three months ended June 28, 2013 is comprised of $1.4 million for severance and related costs and $0.3 million for facility costs. The amount for the six months ended June 28, 2013 is comprised of $3.3 million for severance and related costs and $0.3 million for facility costs.

The table below summarizes the restructuring accrual activity for the six months ended June 27, 2014 (in thousands):

	Balance at January 1, 2014	Initiatives charged to expense	Cash payments	Balance at June 27, 2014
Severance	$1,333	$1,560	$(2,068)	$825
Facilities	3,012	—	(590)	2,422
	$4,345	$1,560	$(2,658)	$3,247

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Company expects to complete the restructuring payments related to severance in the first quarter of fiscal 2015 and the payments related to facilities in fiscal 2016. The portion of restructuring payments due more than one year from the balance sheet date is included in Other long-term liabilities in the Company's condensed consolidated balance sheets. The long-term portions of accrued restructuring were $1.4 million at June 27, 2014 and $1.8 million at December 31, 2013.

(9) DEBT

Credit Agreement

On June 27, 2014, the Company entered into a credit agreement (the "Credit Agreement") by and among the Company, as Borrower, Bank of America, N.A. ("Bank of America"), as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto. The Credit Agreement provides for a revolving credit facility of up to $40 million and provides that the Company may select the interest rates under the credit facility equal to (1) the Eurodollar Rate (which is defined as the rate per annum equal to the London Interbank Offered Rate plus 1.5% per annum) for a Eurodollar Rate Loan; and (2) the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect on the borrowing date as publicly announced from time to time by Bank of America as its prime rate, and (c) the monthly Eurodollar Rate plus 1%. The Company will pay a 0.15% commitment fee on the unused commitments available for borrowing.

Borrowings under the Credit Agreement may be used for the general corporate purposes of the Company and its subsidiaries, including, without limitation, working capital, acquisitions, dividends and stock repurchases, to the extent permitted under the Credit Agreement.

The obligations of the Company under the Credit Agreement are guaranteed by Sonus International, Inc., Sonus Federal, Inc., Network Equipment Technologies, Inc. ("NET") and PT (collectively, together with the Company, the "Loan Parties") pursuant to a Master Continuing Guaranty and are secured by the assets of the Loan Parties pursuant to a Security and Pledge Agreement.

The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments, investments, transactions with affiliates, certain restrictive agreements and compliance with sanctions laws and regulations. The amount of cash and cash equivalents of the Loan Parties, subject to certain exclusions, cannot be less than an aggregate amount of $100 million at any time. The credit facility will become due on June 27, 2015, subject to acceleration upon certain specified events of default, including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, an ERISA Event (as defined in the Credit Agreement), the failure to pay specified indebtedness and a change of control default.

The Company did not have any amounts outstanding under the Credit Agreement at June 27, 2014.

Assumed Debt - Acquisition

The Company has determined that the estimated fair value of its $2.4 million of aggregate principal amount of outstanding debt assumed in connection with the August 2012 acquisition of NET and due in December 2014 equaled its carrying value at both June 27, 2014 and December 31, 2013. Although the debt can be publicly traded, there have been no trading transactions since 2010 and accordingly, the Company has categorized it in Level 2 within the fair value hierarchy.

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

(11) COMMON STOCK REPURCHASES AND UNDERWRITTEN OFFERING

Stock Buyback Program

On July 29, 2013, the Company announced that its Board of Directors had authorized a stock buyback program to repurchase up to $100 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. The Company may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The Company has not implemented such a 10b5-1 repurchase program to date. The stock buyback program may be suspended or discontinued at any time. The stock buyback program is being funded using the Company's working capital. During the six months ended June 27, 2014, the Company spent $8.2 million, including transaction fees, to repurchase and retire 2.3 million shares of its common stock under the stock buyback program. At June 27, 2014, the Company had $32.5 million remaining under the stock buyback program for future repurchases.

Underwritten Offering

On March 20, 2014, the Company announced the commencement of an underwritten public offering of 37.5 million shares of its common stock on behalf of Galahad Securities Limited and its affiliated entities (collectively, the "Legatum Group"). The underwriter of the offering was granted a 30-day option to purchase up to 5.625 million additional shares from the Legatum Group. The Legatum Group received all the proceeds from the underwritten offering; no shares in the underwritten offering were sold by Sonus or any of its officers or directors. Sonus purchased 21.5 million shares of its common stock from the underwriter for $3.4882 per share, the price equal to the price paid by the underwriter to the Legatum Group in the underwritten offering, for a total of $75.3 million, including transaction fees of $0.3 million. This repurchase was not completed under the Company's stock buyback program. Sonus funded the share repurchase with cash on hand. The repurchased shares were retired upon completion of the transaction.

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

Executive and Board of Directors Equity Arrangements

On June 11, 2014, the Company modified the options outstanding as of that date that had been granted to the Company's non-employee members of the Board of Directors (the "Board Members") to extend the exercise period to the lesser of three years from the date that a Board Member stepped down from his or her position on the Board of Directors or the remaining contractual life of the respective stock options. In connection with this modification, the Company recorded $0.7 million of incremental stock-based compensation expense in the three months ended June 27, 2014. This expense is included as a component of General and administrative expense in the Company's condensed consolidated statements of operations for both the three and six months ended June 27, 2014.

On January 2, 2014, Raymond P. Dolan, the Company's President and Chief Executive Officer ("Mr. Dolan"), elected to accept shares of restricted stock in lieu of base salary for the period from January 1, 2014 through December 31, 2014. Accordingly, the Company granted Mr. Dolan 243,507 shares of restricted stock (the "2014 Dolan Salary Shares") on January 2, 2014. The number of shares granted was calculated by dividing an amount equal to 1.5 times Mr. Dolan's base salary for the period from January 1, 2014 through December 31, 2014 by $3.08, the closing price of the Company's common stock on the date of grant. The 2014 Dolan Salary Shares will vest on December 31, 2014. If Mr. Dolan's employment is terminated by Mr. Dolan with Good Reason (as defined in his employment agreement, as amended) or his employment is terminated by the Company without Cause (as defined in his employment agreement, as amended) before December 31, 2014, a pro rata portion of the 2014 Dolan Salary Shares will vest on the date of such termination. If Mr. Dolan terminates his employment without Good Reason or his employment is terminated by the Company for Cause before December 31, 2014, he will forfeit the 2014 Dolan Salary Shares. The Company is recording stock-based compensation expense related to the 2014 Dolan Salary Shares ratably for the period of January 1, 2014 through December 31, 2014. The 2014 Dolan Salary Shares are included in the amount reported as "Granted" in the restricted stock grant table below.

On January 22, 2014, 21 executives of the Company, including Mr. Dolan, were given the choice to receive all or half of their fiscal year 2014 bonuses (the "2014 Bonus"), if any are earned, in the form of shares of the Company's common stock (the "2014 Bonus Shares"). Each executive could also elect not to participate in this program and to earn his or her 2014 Bonus, if

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

any, in the form of cash. The amount of the 2014 Bonus, if any, for each executive shall be determined by the Compensation Committee of the Board of Directors of the Company (the "Compensation Committee"). The number of shares of the Company's common stock that will be granted to those executives who elected to receive their 2014 Bonus entirely in the form of shares of common stock will be calculated by dividing an amount equal to 1.5 times each executive's 2014 Bonus earned by $3.08, the closing price of the Company's common stock on January 2, 2014. The number of shares of the Company's common stock that will be granted to those executives who elected to receive one-half of their 2014 Bonus in the form of shares of common stock will be calculated by dividing an amount equal to 1.5 times one-half of each executive's 2014 Bonus earned by $3.08, with the cash portion equal 50% of their respective 2014 Bonus earned. The 2014 Bonus, if any, will be granted and/or paid on a date concurrent with the timing of the payout of bonuses under the Company-wide incentive bonus program. The 2014 Bonus Shares, if any are granted, will be fully vested on the date of grant. Of the eligible executives, 17 elected to receive their entire 2014 Bonus in shares of common stock and 4 elected to receive 50% of their 2014 Bonus in shares of common stock and 50% in cash. As of June 27, 2014, the Company determined that the grant date criteria for the 2014 Bonus Shares had not been met; accordingly, the Company is marking to market the 2014 Bonus Shares expected to be earned and recording expense based on the aggregate fair value of the 2014 Bonus Shares at June 27, 2014.

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

On February 14, 2013, the Compensation Committee determined that eight executives of the Company, excluding Mr. Dolan, would receive their bonuses with respect to fiscal 2012 in the form of restricted shares of the Company's common stock equal to 100% of their respective target bonus amounts for fiscal 2012 (the "Executive Bonus Shares"). 50% of the Executive Bonus Shares vested on August 15, 2013 and the remaining 50% vested on February 15, 2014. The Company recorded the unamortized expense related to the Executive Bonus Shares as stock-based compensation expense through February 15, 2014. These shares are reported as "Vested" in the restricted stock grant table below.

On August 7, 2012, Mr. Dolan elected to receive his fiscal year 2012 bonus, if earned, in the form of restricted shares of the Company's common stock (the “Dolan Bonus Shares”). 50% of the Dolan Bonus Shares vested on August 15, 2013 and the remaining 50% vested on February 15, 2014. The Company recorded the unamortized stock-based compensation expense related to the Dolan Bonus Shares through February 15, 2014.

On February 11, 2014, the Board of Directors increased its number of members from nine to eleven. In connection with their appointments, on February 18, 2014, each new director received a grant of shares of restricted stock with a grant date fair value of $100,000, with the number of shares granted calculated by dividing $100,000 by $3.30, the closing price of the Company's stock on the date of grant, and $100,000 of options to purchase the Company's common stock, with the number of shares calculated by dividing $100,000 by the grant date fair value of an option to purchase one share of common stock as determined by using the Black-Scholes valuation model. These awards vested on June 11, 2014, the date of the Company's 2014 Annual Meeting of Stockholders. Each of the new directors also elected to receive their 2014 annual retainers in shares of common stock in lieu of cash. Additionally, an incumbent member of the Board was appointed Chairman of a new committee and elected to receive his incremental retainer for this chairmanship in shares of the Company's common stock. These retainer shares were granted on February 18, 2014, of which 50% vested immediately and the remaining 50% vested on July 1, 2014. The Company granted options to purchase approximately 135,000 shares of common stock and 88,000 shares of restricted common stock in the three months ended March 28, 2014 in connection with these actions. These stock options and restricted stock awards are reported as "Granted" and, as applicable, as "Vested" in the respective tables below.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Stock Options

The activity related to the Company's outstanding stock options during the six months ended June 27, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	33,136,112	$3.22
Granted	10,950,616	$3.59
PT outstanding options converted to Sonus options	1,283,058	$1.73
Exercised	(1,903,055)	$2.41
Forfeited	(1,295,826)	$2.80
Expired	(550,019)	$5.04
Outstanding at June 27, 2014	41,620,886	$3.30	7.27	$21,175
Vested or expected to vest at June 27, 2014	39,613,270	$3.32	7.21	$19,706
Exercisable at June 27, 2014	18,299,837	$3.50	5.14	$10,896

The grant date fair values of options to purchase common stock granted in the three and six months ended June 27, 2014 were estimated using the Black-Scholes valuation model with the following assumptions:

	Three months ended	Six months ended
	June 27, 2014	June 27, 2014
Risk-free interest rate	1.66%	1.53% - 2.70%
Expected dividends	—	—
Weighted average volatility	53.0%	61.3%
Expected life (years)	4.5	4.5 - 6.0

Additional information regarding the Company's stock options for the three and six months ended June 27, 2014 is as follows:

	Three months ended	Six months ended
	June 27, 2014	June 27, 2014
Weighted average grant date fair value of stock options granted	$1.48	$1.66
Total intrinsic value of stock options exercised (in thousands)	$820	$2,409
Cash received from the exercise of stock options (in thousands)	$1,097	$4,541

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Restricted Stock Awards

The activity related to the Company's unvested restricted stock awards for the six months ended June 27, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2014	1,238,765	$2.82
Granted	1,907,097	$3.31
Vested	(1,631,790)	$3.17
Forfeited	—	$—
Unvested balance at June 27, 2014	1,514,072	$3.06

The total fair value of shares of restricted stock that vested during the six months ended June 27, 2014 was $5.2 million.

Performance-Based Stock Awards

The activity related to the Company's performance-based stock awards for the six months ended June 27, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2014	1,059,541	$2.60
Granted	—	$—
Vested	(422,562)	$2.60
Forfeited	(205,729)	$2.43
Unvested balance at June 27, 2014	431,250	$2.72

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

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three and six months ended June 27, 2014 and June 28, 2013 as follows (in thousands):

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Product cost of revenue	$104	$30	$183	$82
Service cost of revenue	412	252	691	462
Research and development	1,749	820	3,062	1,499
Sales and marketing	1,303	1,219	2,552	2,318
General and administrative	3,370	2,219	6,224	4,403
	$6,938	$4,540	$12,712	$8,764

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

There is no income tax benefit for employee stock-based compensation expense for the three and six months ended June 27, 2014 or June 28, 2013 due to the valuation allowance recorded.

At June 27, 2014, there was $38.6 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards. This expense is expected to be recognized over a weighted average period of approximately three years.

(13) MAJOR CUSTOMERS

The following customers each contributed 10% or more of the Company's revenue in at least one of the three or six month periods ended June 27, 2014 and June 28, 2013:

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
AT&T Inc.	20%	22%	24%	17%
Verizon	*	11%	*	10%
__________________________________

* Represents less than 10% of revenue

At June 27, 2014, two customers each accounted for 10% or more of the Company's accounts receivable balance, representing approximately 31% in the aggregate of the Company's accounts receivable balance. At December 31, 2013, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 13% of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(14) GEOGRAPHIC INFORMATION

The Company's classification of revenue by geographic area is determined by the location to which the product is shipped or where the services are performed. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Three months ended		Six months ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
United States	71%	74%	72%	72%
Europe, Middle East and Africa	14	11	13	10
Japan	9	10	8	13
Other Asia Pacific	4	4	4	4
Other	2	1	3	1
	100%	100%	100%	100%

International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next, and accordingly, historical data may not be indicative of future periods.

(15) INCOME TAXES

The Company's income tax provisions for the six months ended June 27, 2014 and June 28, 2013 reflect the Company's

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full year. The estimated effective rates for the six months ended June 27, 2014 and June 28, 2013 do not include any benefit for the Company's domestic losses, as the Company has concluded that a valuation allowance on any domestic benefit is required.

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

Overview

We are a leading provider of networked solutions for communications service providers (e.g., telecommunications, wireless and cable service providers) and enterprises to help them advance, protect and unify their voice and data communication networks, reduce expenses and position themselves to provide new services to their customers. We help many of the world's leading communications service providers and enterprises implement the next generation of Session Initiation Protocol ("SIP")-based solutions, including Voice over IP ("VoIP") and Unified Communications ("UC") through secure, reliable and scalable Internet Protocol ("IP") networks. We also provide tightly integrated signaling and advanced routing capabilities and applications that span the mission-critical demands of both existing and next-generation 4G LTE and IMS telecommunications networks. Our products include session border controllers ("SBCs"), diameter signaling controllers ("DSCs"), policy/routing servers, media and signaling gateways and network analytics tools. Our solutions address the need for communications service providers and enterprises to seamlessly link and leverage multivendor, multiprotocol communications systems and applications across a single network infrastructure. Previously, companies were required to implement separate networks for their voice and data applications. In a rapidly changing ecosystem of IP-enabled devices such as smartphones and tablets, companies want an infrastructure that enables the integration of voice and data capability into a single application on one integrated network. Our solutions help our customers realize the intended value and benefits of UC, both in public and private clouds, by enabling disparate vendor communications environments, commonplace in most enterprises today, to work seamlessly together. Likewise, our solutions enable the deployment and adoption of cloud-based communications.

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

We have traditionally sold our products principally through a global direct sales force, with additional sales support from regional channel partners throughout the world. In 2012, we launched an expanded channel partner program, the Sonus Partner Assure Program, to expand our coverage of the service provider and enterprise market opportunities. We continue to expand this program, including the introduction in 2013 of a two-tier distribution channel model.

In concert with our Sonus Partner Assure Program, we enhanced our flagship SBC 5200 to be more enterprise- and channel-centric and launched a new SBC, the Sonus SBC 5100, to address the enterprise requirements for smaller regional office and branch offices as a result of their VoIP and SIP deployments.

On July 30, 2014, we announced that on July 29, 2014, Todd Abbott ("Mr. Abbott") stepped down as Executive Vice President of Strategy and Go-to-Market. Mr. Abbott will remain with the Company in an advisory role to assist in the transition of his duties until October 17, 2014.

On February 19, 2014 (the "PT Acquisition Date"), we completed the acquisition of Performance Technologies, Incorporated ("PT"), a Delaware corporation, for $3.75 per share, or approximately $34 million in cash, net of PT's cash and excluding acquisition-related costs. This acquisition has enabled us to expand and diversify our portfolio with an integrated, virtualized Diameter and SIP-based solution and deliver strategic value to service providers seeking to offer new multimedia services through mobile, cloud-based real-time communications. The financial results of PT are included in our condensed consolidated financial statements for the three months ended June 27, 2014 and for the period subsequent to the PT Acquisition Date for the six months ended June 27, 2014.

On June 20, 2014, we sold the PT Multi-Protocol Server ("MPS") business for $2.0 million to an affiliate of Sunhillo Corporation. We had acquired the MPS business in connection with the acquisition of PT. The results of operations of the MPS business are excluded from our consolidated results for the period subsequent to the June 20, 2014.

On February 24, 2014, we announced our new Sonus SBC 7000 (the "SBC 7000"), which is designed to address scalability requirements for real-time, multimedia communications with the capability to license up to 150,000 sessions. The SBC 7000 is purpose-built to support emerging services such as high definition voice and video, Voice over Long-Term Evolution ("VoLTE") and Rich Communications Services ("RCS"). During the second quarter of fiscal 2014, this product became generally available for purchase by our customers.

Our strategy is designed to capitalize on our technology and market lead, and build a premier franchise in multimedia infrastructure solutions. We are currently focusing our major efforts on the following aspects of our business which enable next generation communications including SIP- and 4G/LTE-based networks.

•	expanding our communications network solutions to address emerging UC-, IP- and cloud-based enterprise and service providers;

•	embracing the principles outlined by 3GPP, 4GPP2 and LTE architectures and delivering the industry's most advanced IMS (IP Multimedia Subsystem)-ready SBC and DSC product suites;

•	leveraging our TDM (time division multiplexing)-to-IP gateway technology leadership with service providers to accelerate adoption of SIP-enabled Unified Communication services;

•	expanding and broadening our customer base by targeting the enterprise market for SIP trunking and access solutions;

•	assisting our customers' ability to differentiate themselves by offering a sophisticated application development platform and service creation environment;

•	expanding our global sales distribution, marketing and support capabilities, including continued expansion of our indirect sales channel program;

•	actively contributing to the SIP standards definition and adoption process;

•	pursuing strategic transactions and alliances; and

•	delivering sustainable profitability by continuing to improve our overall performance.

We reported losses from operations of $4.8 million for the three months ended June 27, 2014 and $4.6 million for the three months ended June 28, 2013. We reported losses from operations of $10.6 million for the six months ended June 27, 2014 and $18.1 million for the six months ended June 28, 2013.

We reported net losses of $5.5 million for the three months ended June 27, 2014 and $4.9 million for the three months ended June 28, 2013. We reported net losses of $9.5 million for the six months ended June 27, 2014 and $18.6 million for the six months ended June 28, 2013.

Our revenue was $75.6 million in the three months ended June 27, 2014 and $69.2 million in the three months ended June 28, 2013. Our revenue was $146.3 million in the six months ended June 27, 2014 and $132.5 million in the six months ended June 28, 2013.

Our gross profit was $47.3 million in the three months ended June 27, 2014 and $44.0 million in the three months ended June 28, 2013. Our gross profit was $93.7 million in the six months ended June 27, 2014 and $81.8 million in the six months ended June 28, 2013.

Our gross profit as a percentage of revenue ("total gross margin") was 62.6% in the three months ended June 27, 2014 and 63.6% in the three months ended June 28, 2013. Our total gross margin was 64.0% in the six months ended June 27, 2014 and 61.8% in the six months ended June 28, 2013.

Our operating expenses were $52.1 million in the three months ended June 27, 2014, compared to $48.6 million in the three months ended June 28, 2013, and $104.3 million in the six months ended June 27, 2014, compared to $99.9 million in the six months ended June 28, 2013. Our operating expenses for the three months ended June 27, 2014 include $0.4 million of restructuring expense. Our operating expenses for the three months ended June 28, 2013 include $1.7 million of restructuring expense. Our operating expenses for the six months ended June 27, 2014 include $1.3 million of acquisition-related expense and $1.6 million of restructuring expense. Our operating expenses for the six months ended June 28, 2013 include $3.6 million of restructuring expense.

We recorded stock-based compensation expense of $6.9 million in the three months ended June 27, 2014 and $4.5 million in the three months ended June 28, 2013. We recorded stock-based compensation expense of $12.7 million in the six months ended June 27, 2014 and $8.8 million in the six months ended June 28, 2013. The stock-based compensation actions described below increased stock-based compensation expense while reducing cash salary and bonus expenses in both three and six month periods.

See "Results of Operations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for a discussion of these changes in our revenue and expenses.

In the three months ended March 28, 2014, we reached a settlement agreement for $2.25 million to recover a portion of our losses related to the impairment of certain prepaid royalties which we had written off in fiscal 2012. This amount is included in Other income in our condensed consolidated statement of operations for the six months ended June 27, 2014.

On June 11, 2014, the Company modified the stock options outstanding as of that date that had been granted to the Company's non-employee members of the Board of Directors (the "Board Members") to extend the exercise period to the lesser of three years from the date that a Board Member stepped down from his or her position on the Board of Directors or the remaining contractual life of the respective stock options. In connection with this modification, the Company recorded $0.7 million of incremental stock-based compensation expense in the three months ended June 27, 2014. This expense is included as a component of General and administrative expense in the Company's condensed consolidated statements of operations for both the three and six months ended June 27, 2014.

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

On January 22, 2014, 21 of our executives, including Mr. Dolan, were given the choice to receive all or half of their fiscal year 2014 bonuses (the "2014 Bonus"), if any are earned, in the form of shares of our common stock (the "2014 Bonus Shares"). Each executive could also elect not to participate in this program and to earn his or her 2014 Bonus, if any, in the form of cash. The amount of the 2014 Bonus, if any, for each executive shall be determined by the Compensation Committee of our Board of Directors (the "Compensation Committee"). The number of shares of our common stock that will be granted to those executives who elected to receive their 2014 Bonus entirely in the form of shares of common stock will be calculated by dividing an amount equal to 1.5 times each executive's 2014 Bonus earned by $3.08, the closing price of our common stock on January 2, 2014. The number of shares of common stock that will be granted to those executives who elected to receive one-half of their 2014 Bonus in the form of shares of common stock will be calculated by dividing an amount equal to 1.5 times one-half of each executive's 2014 Bonus earned by $3.08, with the cash portion equal 50% of their respective 2014 Bonus earned. The 2014 Bonus, if any, will be granted and/or paid on a date concurrent with the timing of the payout of bonuses under the Company-wide incentive bonus program. The 2014 Bonus Shares, if any are granted, will be fully vested on the date of grant. Of the eligible executives, 17 elected to receive their entire 2014 Bonus in shares of common stock and 4 elected to receive 50% of their 2014 Bonus in shares of common stock and 50% in cash. As of June 27, 2014, we determined that the grant date criteria for the 2014 Bonus Shares had not been met; accordingly, we are marking to market the 2014 Bonus Shares expected to be earned and recording expense based on the aggregate fair value of the 2014 Bonus Shares at June 27, 2014.

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

On February 14, 2013, the Compensation Committee determined that eight executives of the Company, excluding Mr. Dolan, would receive their bonuses with respect to fiscal 2012 in the form of restricted shares of our common stock equal to 100% of their respective target bonus amounts for fiscal 2012 (the "Executive Bonus Shares"). 50% of the Executive Bonus Shares vested on August 15, 2013 and the remaining 50% vested on February 15, 2014. We recorded the unamortized expense related to the Executive Bonus Shares as stock-based compensation expense through February 15, 2014.

On August 7, 2012, Mr. Dolan elected to receive his fiscal year 2012 bonus, if earned, in the form of restricted shares of our common stock (the “Dolan Bonus Shares”). 50% of the Dolan Bonus Shares vested on August 15, 2013 and the remaining 50% vested on February 15, 2014. We recorded the unamortized stock-based compensation expense related to the Dolan Bonus Shares through February 15, 2014.

On February 11, 2014, the Board of Directors increased its number of members from nine to eleven. In connection with their appointments, on February 18, 2014, each new director received a grant of shares of restricted stock with a grant date fair value of $100,000, with the number of shares granted calculated by dividing $100,000 by $3.30, the closing price of our common stock on the date of grant, and $100,000 of options to purchase our common stock, with the number of shares calculated by dividing $100,000 by the grant date fair value of an option to purchase one share of common stock as determined by using the Black-Scholes valuation model. These awards vested on June 11, 2014, the date of our 2014 Annual Meeting of Stockholders. Each of the new directors also elected to receive their 2014 annual retainers in shares of common stock in lieu of cash. Additionally, an incumbent member of the Board was appointed Chairman of a new committee and elected to receive his incremental retainer for this chairmanship in shares of our common stock. These retainer shares were granted on February 18, 2014, with50% vesting immediately while the remaining 50% vested on July 1, 2014. We granted options to purchase approximately 135,000 shares of common stock and 88,000 shares of restricted common stock in the first quarter of fiscal 2014 in connection with these actions.

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

For a further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There were no significant changes to our critical accounting policies from December 31, 2013 through June 27, 2014.

Results of Operations

Three and six months ended June 27, 2014 and June 28, 2013

Revenue. Revenue for the three and six months ended June 27, 2014 and June 28, 2013 was as follows (in thousands, except percentages):

	Three months ended		Increase from prior year
	June 27, 2014	June 28, 2013	$	%
Product	$45,845	$42,939	$2,906	6.8%
Service	29,725	26,254	3,471	13.2%
Total revenue	$75,570	$69,193	$6,377	9.2%

	Six months ended		Increase from prior year
	June 27, 2014	June 28, 2013	$	%
Product	$90,985	$80,735	$10,250	12.7%
Service	55,327	51,746	3,581	6.9%
Total revenue	$146,312	$132,481	$13,831	10.4%

Product revenue is comprised of sales of our communication infrastructure products. Our Legacy product offerings, primarily trunking and SS7 signaling, include our GSX9000 and GSX4000 Open Services Switches, our ASX Voice Application Server and our STP Signal Transfer Point solution. Our Growth-related product offerings include our Session Border Controllers, including the SBC 9000, our newly released SBC 7000, and the SBC 5200, SBC 5100, SBC 2000 and SBC 1000, SBC SWe, and SBC VX; and our Diameter Signaling Controller, the DSC 8000.

Certain of our products may be incorporated into either our Legacy product revenue or Growth-related product revenue categories, depending on the application of the product within a customer’s network. These products include, but are not limited to, our PSX Policy & Routing Server, GSX 9000, SGX Signaling Gateway, Sonus Insight Management System, ASX Access Gateway Control Function and our suite of network analytical products. Sales of gateway products used in connection with a Time Division Multiplexing ("TDM") network are classified as Legacy product revenue. The key differentiator for the Growth-related product revenue is whether the products we provide are used as solutions, which enable next-generation networks such as SIP and 4G/LTE.

Product revenue for the three and six months ended June 27, 2014 and June 28, 2013 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	June 27, 2014	June 28, 2013	$	%
Legacy product revenue	$17,215	$22,490	$(5,275)	(23.5)%
Growth-related product revenue	28,630	20,449	8,181	40.0%
	$45,845	$42,939	$2,906	6.8%

	Six months ended		Increase (decrease) from prior year
	June 27, 2014	June 28, 2013	$	%
Legacy product revenue	$29,532	$36,776	$(7,244)	(19.7)%
Growth-related product revenue	61,453	43,959	17,494	39.8%
	$90,985	$80,735	$10,250	12.7%

We have anticipated that as a result of the transition of our customers, our business and the overall market to SBC and Diameter, our revenue from sales of our Legacy products will decrease over time, with the decline more than offset by increases in sales of our Growth-related products. This decline is not expected to be completely linear, as customers will from time to time require additional capacity and expansion to their existing legacy applications infrastructures. We expect that our product revenue in fiscal 2014 will increase from fiscal 2013 levels, primarily due to increased sales of our Growth-related products resulting from our continued and increasing focus on expanding our product offerings to address emerging Unified Communication and IP-based markets, such as SBC, in the enterprise and service provider markets, as well as sales from Diameter products as a result of our recent acquisition of PT.

The transition to all-IP networks, which the industry is trending toward over time, is an important part of both our customers' and our strategy for growth. This trend has led to increased capital expenditures from certain customers as they continue to migrate their legacy networks. During the first half of fiscal 2014 we received various purchase orders for our GSX 9000 product solution from a large customer that required additional capacity to scale its IP infrastructure and support its transition to an all-IP network. We have determined that based upon the usage case that drove the customer's purchasing decision, these orders would be more accurately reflected within the Growth-related product revenue category rather than the Legacy revenue product category, as the GSX 9000 product will be used to help secure, manage, control or migrate traffic to IP network infrastructures. Accordingly, we have adjusted the product revenue components reported for the three months ended March 28, 2014 by reclassifying $6.6 million of product revenue from Legacy to Growth-related. This adjustment is reflected in the product revenue components reported above for the six months ended June 27, 2014.

In the three months ended June 27, 2014, approximately 29% of product revenue was from indirect sales through our channel program, compared to approximately 16% in the three months ended June 28, 2013. Approximately 24% of product revenue in the six months ended June 27, 2014 was from indirect sales through our channel program, compared to approximately 16% in the six months ended June 28, 2013. These increases were due to the actions that we have taken to expand both our SBC portfolio and our sales opportunities.

In the three months ended June 27, 2014, our product revenue from sales to enterprise customers was approximately 20% of our total product revenue, compared too approximately 21% in the three months ended June 28, 2013. Approximately 20% of our product revenue was from sales to enterprise customers in the six months ended June 27, 2014, compared to approximately 32% in the six months ended June 28, 2013. These sales were made both through our direct sales team and indirect sales channel partners.

We recognized product revenue totaling $6.6 million from 227 new customers in the three months ended June 27, 2014 and $4.5 million from 190 new customers in the three months ended June 28, 2013. We recognized product revenue totaling $9.9 million from 400 new customers in the six months ended June 27, 2014 and $5.8 million from 353 new customers in the six months ended June 28, 2013. New customers are those from whom we recognize revenue for the first time in a reporting period, although we may have had outstanding orders from such customers for several years, especially for certain multi-year projects. The timing of the completion of customer projects, revenue recognition criteria satisfaction and customer payments included in multiple element arrangements may cause our product revenue to fluctuate from one period to the next.

Service revenue is primarily comprised of hardware and software maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three and six months ended June 27, 2014 and June 28, 2013 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase from prior year
	June 27, 2014	June 28, 2013	$	%
Maintenance	$23,032	$20,843	$2,189	10.5%
Professional services	6,693	5,411	1,282	23.7%
	$29,725	$26,254	$3,471	13.2%

	Six months ended		Increase from prior year
	June 27, 2014	June 28, 2013	$	%
Maintenance	$43,557	$41,691	$1,866	4.5%
Professional services	11,770	10,055	1,715	17.1%
	$55,327	$51,746	$3,581	6.9%

Our maintenance revenue increased in both the three and six month periods ended June 27, 2014 compared to the same prior year periods, primarily due to our larger installed customer base. The timing of the completion of projects for revenue recognition, customer payments and maintenance contracts may cause our services revenue to fluctuate from one period to the next. We expect that our service revenue in fiscal 2014 will increase slightly from fiscal 2013 levels as a result of our larger installed customer base.

The following customers each contributed 10% or more of our revenue in at least one of the three and six month periods ended June 27, 2014 and June 28, 2013:

	Three months ended		Six months ended
Customer	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
AT&T Inc.	20%	22%	24%	17%
Verizon	*	11%	*	10%

* Represents less than 10% of revenue

International revenue was approximately 29% of revenue in the three months ended June 27, 2014 and approximately 26% of revenue in the three months ended June 28, 2013. International revenue was approximately 28% of revenue in the six months ended June 27, 2014 and approximately 28% of revenue in the six months ended June 28, 2013. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue will fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $6.6 million at June 27, 2014 and $14.8 million at December 31, 2013. Our deferred service revenue was $44.2 million at June 27, 2014 and $36.9 million at December 31, 2013. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross margins for the three and six months ended June 27, 2014 and June 28, 2013 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	June 27, 2014	June 28, 2013	$	%
Cost of revenue
Product	$16,811	$13,534	$3,277	24.2%
Service	11,471	11,651	(180)	(1.5)%
Total cost of revenue	$28,282	$25,185	$3,097	12.3%
Gross margin
Product	63.3%	68.5%
Service	61.4%	55.6%
Total gross margin	62.6%	63.6%

	Six months ended		Increase (decrease) from prior year
	June 27, 2014	June 28, 2013	$	%
Cost of revenue
Product	$30,474	$27,429	$3,045	11.1%
Service	22,127	23,242	(1,115)	(4.8)%
Total cost of revenue	$52,601	$50,671	$1,930	3.8%
Gross margin
Product	66.5%	66.0%
Service	60.0%	55.1%
Total gross margin	64.0%	61.8%

The decrease in product gross margin in the three months ended June 27, 2014 compared to the three months ended June 28, 2013 was primarily due to product and customer mix, including lower sales of higher-margin software products, which reduced our product gross margin by approximately four percentage points. The other key contributor to the decrease in product gross margin was higher manufacturing-related costs, which reduced our product gross margin by approximately one percentage point.

The slight increase in product gross margin in the six months ended June 27, 2014 compared to the six months ended June 28, 2013 was primarily due to higher product revenue against certain fixed costs, which increased our product gross margin by approximately one percentage point, partially offset by slightly higher manufacturing costs, which reduced our product gross margin by approximately one half of one percentage point.

The increase in service gross margin in the three months ended June 27, 2014 compared to the three months ended June 28, 2013 was primarily due to lower fixed service costs, mainly the result of our restructuring actions, and lower third-party service costs, each of which increased our service gross margin by approximately three percentage points.

The increase in service gross margin in the six months ended June 27, 2014 compared to the six months ended June 28, 2013 was primarily due to lower fixed service costs resulting from our restructuring actions and operational efficiencies, which increased our service gross margin by approximately two percentage points, and lower third-party and variable service costs, which increased our service gross margin by approximately four percentage points.

We believe that our total gross margin over the next few years will be 60% or greater.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses for the three and six months ended June 27, 2014 and June 28, 2013 were as follows (in thousands, except percentages):

			Increase from prior year
	June 27, 2014	June 28, 2013	$	%
Three months ended	$20,921	$18,019	$2,902	16.1%
Six months ended	$39,893	$35,520	$4,373	12.3%

The increase in research and development expenses in the three months ended June 27, 2014 compared to the three months ended June 28, 2013 is attributable to $3.5 million of higher employee-related expenses and $0.2 million of higher product development (third-party development, prototype and equipment) expenses, partially offset by the absence in the current year quarter of $0.6 million of expense for the impairment of intellectual property in the three months ended June 28, 2013, and lower amortization expense related to intangible assets and depreciation expense of $0.1 million each. The increase in employee-related expenses in the three months ended June 27, 2014 is the result of $2.5 million of higher salary and related expenses, $0.9 million of higher stock-based compensation expense and $0.1 million of net increases in other employee-related expenses.

The increase in research and development expenses in the six months ended June 27, 2014 compared to the six months ended June 28, 2013 is attributable to $5.6 million of higher employee-related expenses and $0.6 million of higher product development expenses. These increases were partially offset by the absence in the current year period of $0.6 million of expense for the impairment of intellectual property, $0.4 million of lower facilities expenses, $0.3 million of lower depreciation expense, $0.2 million of lower amortization expense related to intangible assets and $0.3 million of net decreases in other research and development expenses. The increase in employee-related expenses in the six months ended June 27, 2014 is the result of $3.8 million of higher salary and related expenses, $1.6 million of higher stock-based compensation expense and $0.2 million of net increases in other employee-related expenses.

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

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three and six months ended June 27, 2014 and June 28, 2013 were as follows (in thousands, except percentages):

			Decrease from prior year
	June 27, 2014	June 28, 2013	$	%
Three months ended	$18,782	$19,191	$(409)	(2.1)%
Six months ended	$38,363	$40,305	$(1,942)	(4.8)%

The decrease in sales and marketing expenses in the three months ended June 27, 2014 compared to the three months ended June 28, 2013 is attributable to $0.8 million of lower expense related to evaluation equipment at customer sites and $0.3 million of net decreases in other sales and marketing expenses, partially offset by $0.5 million of higher consulting expense and $0.2 million of higher employee-related expenses.

The decrease in sales and marketing expenses in the six months ended June 27, 2014 compared to the six months ended June 28, 2013 is attributable to $1.7 million of lower employee-related expenses, $0.8 million of lower expense related to evaluation equipment at customer sites and $0.3 million of net decreases in other sales and marketing expenses. These decreases were partially offset by $0.5 million of higher consulting expense and $0.4 million of higher marketing and trade show expense. The decrease in employee-related expenses was the result of $1.5 million of lower salary and commissions and related expenses and net decreases of $0.4 million in other employee-related expenses. These decreases were partially offset by $0.2 million of higher stock-based compensation expense.

We believe that our sales and marketing expenses will increase in fiscal 2014 from fiscal 2013 levels, primarily attributable to increased personnel and related costs, including such costs attributable to the inclusion of expenses for PT, as well as our investment in our expanded sales and marketing programs.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and audit and professional fees. General and administrative expenses for the three and six months ended June 27, 2014 and June 28, 2013 were as follows (in thousands, except percentages):

			Increase from prior year
	June 27, 2014	June 28, 2013	$	%
Three months ended	$11,995	$9,733	$2,262	23.2%
Six months ended	$23,181	$20,443	$2,738	13.4%

The increase in general and administrative expenses in the three months ended June 27, 2014 compared to the three months ended June 28, 2013 is attributable to $1.6 million of higher employee-related expenses, $0.4 million of expense related to the June 27, 2014 sale of PT's Multi-Protocol Server ("MPS") business, $0.2 million of higher professional fees and $0.1 million of net increases in other general and administrative expenses. The increase in employee-related expenses resulted from $1.2 million of higher stock-based compensation expense, including $0.7 million of incremental stock-based compensation expense related to the modification of outstanding stock options held by members of our Board of Directors described in the "Overview" of this MD&A, $0.2 million of higher salary-related expenses and $0.2 million of net increases in other employee-related expenses.

The increase in general and administrative expenses in the six months ended June 27, 2014 compared to the six months ended June 28, 2013 is attributable to $2.5 million of higher employee-related expenses, $0.4 million of expense related to the sale of the MPS business and $0.3 million of higher professional fees, partially offset by $0.5 million of net decreases in other general and administrative expenses. The increase in employee-related expenses resulted from $1.8 million of higher stock-based compensation expense, including the aforementioned $0.7 million related to the modification of stock options, $0.4 million of higher salary-related expenses and $0.3 million of net increases in other employee-related expenses.

We believe that our general and administrative expenses will increase in fiscal 2014 compared to fiscal 2013 levels, primarily due to higher stock-based compensation expense.

Acquisition-Related Expenses. Acquisition-related expenses include those costs related to the acquisition of PT that would otherwise not have been incurred by us. These costs are primarily comprised of professional and service fees, such as legal, audit, consulting, paying agent and other fees, and expenses related to cash payments to former PT executives under their respective PT change of control agreements. We recorded acquisition-related expenses of $1.3 million in the six months ended June 27, 2014, comprised of $1.1 million of professional and service fees and $0.2 million related to payments under applicable change of control agreements with certain PT executives. We did not record acquisition-related expenses in the three months ended June 27, 2014 or either the three or six months ended June 28, 2013.

Restructuring Expense. We recorded restructuring expense of $0.4 million in the three months ended June 27, 2014 and $1.6 million in the six months ended June 27, 2014 for severance and related costs in connection with reducing our workforce. We recorded restructuring expense of $1.7 million in the three months ended June 28, 2013, comprised of $1.4 million for severance and related costs and $0.3 million of to adjust our estimate of future sublease income. We recorded $3.6 million of restructuring expense in the six months ended June 28, 2013, comprised of $3.3 million for severance and related costs and $0.3 million for facility costs.

Interest Income, net. Interest income and interest expense for the three and six months ended June 27, 2014 and June 28, 2013 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	June 27, 2014	June 28, 2013	$	%
Interest expense	$(31)	$(24)	$7	29.2%
Interest income	81	114	(33)	(28.9)%
Interest income, net	$50	$90	$(40)	(44.4)%

	Six months ended		Increase (decrease) from prior year
	June 27, 2014	June 28, 2013	$	%
Interest expense	$(56)	$(48)	$8	16.7%
Interest income	141	276	(135)	(48.9)%
Interest income, net	$85	$228	$(143)	(62.7)%

Interest expense in both the three and six months ended June 27, 2014 and June 28, 2013 primarily relates to interest on the debt assumed in connection with the acquisition of Network Equipment Technologies, Inc. ("NET") Interest income consists of interest earned on our cash equivalents, marketable debt securities and long-term investments. The decrease in interest income, net, in the current year periods compared to the prior year periods is attributable to a lower average portfolio yield on lower amounts available to invest in the current year.

Other Income (Expense), Net. We recorded $2.25 million of income in the three months ended March 28, 2014 related to the settlement of a litigation matter in which we recovered a portion of our losses related to the impairment of certain prepaid royalties which we had written off in fiscal 2012. This amount is included in Other income (expense), net, for the six months ended June 27, 2014.

Income Taxes. We recorded provisions for income taxes of $1.3 million in the six months ended June 27, 2014 and $0.7 million in the six months ended June 28, 2013. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year. The estimated amounts recorded do not include any benefit for our domestic losses, as we have concluded that a valuation allowance on any domestic benefit is required.

In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations relating to guidance on applying tax rules to amounts paid to acquire, produce or improve tangible personal property as well as rules for materials and supplies. The new rules are effective for us beginning in fiscal year 2015. We are currently assessing these rules and the impact they will have on our consolidated financial statements, if any.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Six months ended
	June 27, 2014	June 28, 2013	Change
Net loss	$(9,450)	$(18,618)	$9,168
Adjustments to reconcile net loss to cash flows provided by operating activities	21,398	18,868	2,530
Changes in operating assets and liabilities	8,306	28,679	(20,373)
Net cash provided by operating activities	$20,254	$28,929	$(8,675)
Net cash provided by (used in) investing activities	$47,966	$(35,394)	$83,360
Net cash (used in) provided by financing activities	$(79,395)	$1,722	$(81,117)

Our cash, cash equivalents, marketable securities and long-term investments totaled $149.5 million at June 27, 2014 and $245.7 million at December 31, 2013. We had cash and short-term investments held by our foreign subsidiaries aggregating approximately $10 million at June 27, 2014 and approximately $5 million at December 31, 2013. We do not intend to repatriate these funds, and as such, they are not available to fund our domestic operations. If we were to repatriate the funds, they would likely be treated as income for U.S. tax purposes, fully offset by our net operating losses. We do not believe this has a material impact on our liquidity.

On June 27, 2014, we entered into a credit agreement (the "Credit Agreement") by and among us, as Borrower, Bank of America, N.A. ("Bank of America"), as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto. The Credit Agreement provides for a revolving credit facility of up to $40 million and provides that we may select the interest rates under the credit facility equal to (1) the Eurodollar Rate (which is defined as the rate per annum equal to the London Interbank Offered Rate ("LIBOR") plus 1.5% per annum) for a Eurodollar Rate Loan; and (2) the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect on the borrowing date as publicly announced from time to time by Bank of America as its prime rate, and (c) the monthly Eurodollar Rate plus 1%. We will pay a 0.15% commitment fee on the unused commitments available for borrowing. Borrowings under the Credit Agreement may be used for the general corporate purposes of the Company and its subsidiaries, including, without limitation, working capital, acquisitions, dividends and stock repurchases, to the extent permitted under the Credit Agreement. Our obligations under the Credit Agreement are guaranteed by Sonus International, Inc., Sonus Federal, Inc., NET and PT (collectively, together with us, the "Loan Parties") pursuant to a Master Continuing Guaranty and are secured by the assets of the Loan Parties pursuant to a Security and Pledge Agreement. The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments, investments, transactions with affiliates, certain restrictive agreements and compliance with sanctions laws and regulations. The amount of cash and cash equivalents of the Loan Parties, subject to certain exclusions, cannot be less than an aggregate amount of $100 million at any time. The credit facility will become due on June 27, 2015, subject to acceleration upon certain specified events of default, including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, an ERISA Event (as defined in the Credit Agreement), the failure to pay specified indebtedness and a change of control default. We did not have any amounts outstanding under the Credit Agreement at June 27, 2014.

On July 29, 2013, we announced that our Board of Directors had authorized a stock buyback program to repurchase up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions. The stock buyback program is being funded using our working capital. During the six months ended June 27, 2014, we repurchased and retired 2.3 million shares under our stock buyback program for approximately $8.2 million in the aggregate, including transaction fees. This amount is included in financing activities in our condensed consolidated statement of cash flows for the six months ended June 27, 2014.

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

Our operating activities provided $20.3 million of cash in the six months ended June 27, 2014 and $28.9 million of cash in the six months ended June 28, 2013.

Cash provided by operating activities in the six months ended June 27, 2014 was primarily the result of lower accounts receivable, inventories and other operating assets, partially offset by decreases in accrued expenses and other long-term liabilities, deferred revenue and accounts payable. The decrease in accounts receivable primarily reflects our continued focus on cash collections. Our continued focus on maintaining appropriate inventory levels was the primary contributor to the decrease in inventory. The decrease in other operating assets was primarily the result of lower prepaid expenses. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments in connection with our Company-wide incentive bonus program, as well as restructuring payments. Our net loss, adjusted for non-cash items such as depreciation, amortization, impairment charges and stock-based compensation, provided $11.9 million of cash.

Cash provided by operating activities in the six months ended June 28, 2013 was primarily the result of lower accounts receivable, other operating assets and inventory and higher deferred revenue. These amounts were partially offset by lower accounts payable and accrued expenses and other long-term liabilities. The decrease in accounts receivable primarily reflects our focus on cash collections and the decrease in other operating assets was primarily related to lower prepaid expenses. Our focus on maintaining appropriate inventory levels was the primary contributor to the decrease in inventory. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments in connection with our Company-wide incentive bonus program, as well as lower taxes payable amounts, partially offset by an increase in accrued restructuring. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, used $0.3 million of cash.

Our investing activities provided $48.0 million of cash in the six months ended June 27, 2014, comprised of $86.2 million of aggregate maturities and sales of marketable securities and $2.0 million of cash received in connection with our June 20, 2014 divestiture of the MPS business. These amounts were partially offset by $34.0 million of cash paid, net of cash acquired, for the acquisition of PT on February 19, 2014 and $6.3 million of investments in property and equipment.

Our investing activities used $35.4 million of cash in the six months ended June 28, 2013, comprised of $32.4 million of net maturities of marketable securities and $3.0 million of investments in property and equipment.

Our financing activities used $79.4 million of cash in the six months ended June 27, 2014, comprised of $83.5 million, including transaction fees, for the repurchase of common stock, comprised of $75.3 million to repurchase stock in connection with the Legatum Group public offering described above and $8.2 million to repurchase stock under our stock buyback program, $1.6 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $44,000 for payments on our capital leases for office equipment. These amounts were partially offset by $4.5 million of proceeds from the exercise of stock options and $1.2 million of proceeds from the sale of our common stock in connection with our Amended and Restated 2000 Employee Stock Purchase Plan, as amended ("ESPP").

Our financing activities provided $1.7 million of cash in the six months ended June 28, 2013, comprised of $0.9 million of proceeds from the sale of our common stock in connection with our ESPP and $1.3 million of proceeds from the exercise of stock options. These amounts were partially offset by $0.4 million of cash used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $62,000 for payments on our capital leases for office equipment.

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

Recent Accounting Pronouncements

On June 19, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (“ASU 2014-12”). ASU 2014-12 which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. ASU 2014-12 does not contain any new disclosure requirements. ASU 2014-12 is effective for us on January 1, 2015. We do not expect the adoption of ASU 2014-12 to have a material impact on our condensed consolidated financial statements.

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the ASC. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property, plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for us on January 1, 2017. We are currently assessing the potential impact of the adoption of ASU 2014-09 on our condensed consolidated financial statements.

On April 10, 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operation sand Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the definition of discontinued operations in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The new guidance eliminates the previous criteria that the operations and cash flows of the component that have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction. The new guidance also eliminates the previous criteria that the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Instead, ASU 2014-08 requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. ASU 2014-08 requires entities to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the statement of financial position. In addition, ASU 2014-08 requires that an entity disclose in its statement of cash flows, in all periods presented, either: (1) operating and investing cash flows or (2) depreciation and amortization, capital expenditures and significant operating and investing non-cash items related to the discontinued cooperation. ASU 2014-08 is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. We do not expect the adoption of ASU 2014-08 to have a material impact on our condensed consolidated financial statements.

On July 18, 2013, the FASB issued ASU 2013-11, Presentation of a Liability for an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists ("ASU 2013-11"), which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss ("NOL") carryforward, a similar tax loss or a tax credit carryforward exists. The FASB's objective in issuing ASU 2013-11 was to eliminate diversity in practice resulting from a lack of guidance on this topic in current GAAP. ASU 2013-11 requires that an entity present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss or a tax credit unless certain conditions exist. ASU 2013-11 was effective for us beginning January 1, 2014. The adoption of ASU 2013-11 did not have an impact on our consolidated financial statements, as we already applied the methodology prescribed by ASU 2013-11.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 27, 2014.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

We are often a party to disputes and legal proceedings that we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material effect on our business or consolidated financial statements.

Item 1A.    Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below before buying our common stock. If any of the following risks actually occurs, our business, financial condition, results of operations and cash flows could be materially adversely affected, the trading price of our common stock could decline materially and you could lose all or part of your investment. There have been no material changes in our assessment of our risk factors from those set forth in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2014. For convenience, all of our risk factors are included below.

Our quarterly revenue and operating results are unpredictable and may fluctuate significantly from quarter to quarter, which could adversely affect our business, consolidated financial statements and the trading price of our common stock.

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect our revenues and operating results include, but are not limited to, the following:

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

We incurred net losses in the first two quarters of 2014, as well as in 2013, 2012 and 2011. We may incur additional net losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

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

Prior to our acquisition of Network Equipment Technologies, Inc. ("NET") on August 24, 2012, we had shipped our products to a limited number of customers. Since the acquisition of NET, the number of customers to whom we have shipped our products has increased significantly. However, due to the nature of certain of our new product offerings, the per-order revenue from orders placed by the majority of our new customers is generally lower than the per-order revenue generated from our historical sales.

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

Success in our industry requires large investments in technology and creates exposure to rapid technological and market changes. We spend a significant amount of time, money and resources both developing new technology, products and solutions and acquiring new businesses, such as NET in August 2012 and Performance Technologies, Incorporated ("PT") in February 2014. Our strategic plan includes a significant shift in our investments from mature technologies that previously generated significant revenue for us toward certain next-generation technologies as well as working with more channel partners to sell our products. In order for us to be successful, our technologies, products and solutions must be accepted by relevant standardization bodies and by the industry as a whole. Our choices of specific technologies to pursue, and those to de-emphasize, may prove to be inconsistent with our customers' investment spending. Our success also depends upon our ability to integrate new and acquired products and services, as well as our ability to enhance our existing products and services. Moreover, if we invest in the development of technologies, products and solutions that do not function as expected, are not adopted by the industry, are not ready in time, are not accepted by our customers as quickly as anticipated or are not successful in the marketplace, our sales and earnings may suffer and, as a result, our stock price could decline. As technology advances, we may not be able to respond quickly or effectively to developments in the market for our products, or new industry standards may emerge and could render our existing or future products obsolete. If our products become technologically obsolete or if we are unable to develop successor products that are accepted by our customers, we may be unable to sell our products in the marketplace and face declines in sales. We may also experience difficulties with software development, hardware design, manufacturing or marketing that could delay or prevent our development, introduction or marketing of new products and enhancements.

In 2012, the macro-environment for our media gateway trunking business faced significant declining revenues that happened faster than we were anticipating. In 2013, we continued to experience significant declines in customer spending in our media gateway trunking business. Even though we continue to transform our company from a media gateway trunking business to an SBC and DSC business, we remain dependent upon our voice infrastructure products, and our revenues will continue to depend upon their commercial success for the foreseeable future. If the market for these products continues to significantly decline and if our SBC and DSC sales do not accelerate as quickly as we forecast, our operating results could suffer.

While we continue to transform our company from a media gateway trunking business to an SBC and Diameter Signaling Controller ("DSC") business, our current revenues still depend upon the commercial success of our TDM-to-IP and our all-IP voice infrastructure products and solutions, and we believe this will remain true for the foreseeable future. Product revenue from sales of our trunking and communications applications products was $69.8 million for the year ended December 31, 2013, $85.7 million for the year ended December 31, 2012 and $116.5 million for the year ended December 31, 2011, which represented decreases of 18.5% in year 2013 compared to 2012 and 26.4% in 2012 compared to 2011. If the market for these products continues to significantly decline and if our SBC and DSC sales do not accelerate as quickly as we forecast, our operating results could suffer.

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

•
failure to identify in the due diligence process or assess the magnitude of certain liabilities we assumed in the acquisition, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes due, significant issues with product quality or development or other adverse effects on our business or consolidated financial statements;

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

One factor that significantly affects our operating results is the impact of economic conditions on the willingness of our current and potential customers to make capital investments. Given the general uncertainty as to continued economic growth during the current post-recessionary global economy, we believe that customers continue to be cautious about sustained economic growth and have tried to maintain or improve profitability through cost control and constrained capital spending, which places additional pressure on IT departments to demonstrate acceptable return on investment. Some of our current or prospective customers may cancel or delay spending on the development or roll-out of capital and technology projects with us due to the continuing economic uncertainty and, consequently, our results of operations may be adversely affected. In addition, the current uncertain worldwide economic and political environments make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand, which could result in an inability to satisfy demand for our products and a loss of market share. Our revenues are likely to decline in such circumstances and our profit margins could erode, or we could incur significant losses.

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

Continuing turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, particularly the continuing tension in Eastern Europe, Southeast Asia, the Middle East and Africa, as well as political and economic issues in Europe continue to put pressure on global economic conditions. Our operating results and our ability to expand into other international markets may also be affected by changing economic conditions particularly germane to that sector or to particular customer markets within that sector.

If we fail to compete successfully against telecommunications equipment and networking companies, our ability to increase our revenues and achieve profitability will be impaired.

Competition in the telecommunications market is intense. This market has historically been dominated by large incumbent telecommunications equipment companies, such as Ericsson LM Telephone Company and Huawei Technologies Co. Ltd., both of which are our direct competitors. We also face competition from other telecommunications and networking companies, including AudioCodes Ltd., Cisco Systems, Inc., GENBAND Inc., Metaswitch and Oracle Corporation, all of which design competing products. These or other competitors may also merge, intensifying competition. Additional competitors with significant financial resources may enter our markets and further intensify competition.

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

Large communications service providers have substantial purchasing power and leverage in negotiating contractual arrangements with us. These customers may, among other things, require us to develop additional features, require penalties for failure to deliver such features, require us to partner with a certain reseller before purchasing our products and/or seek discounted product and/or service pricing. As we sell more products to this class of customer, we may be required to agree to terms and conditions that are less beneficial to us, which may affect the timing of revenue recognition, amount of deferred revenues or product and service margins and may adversely affect our financial position and cash flows in certain reporting periods.

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

The Company's Executive Vice President of Strategy and Go-to-Market stepped down from his position effective July 29, 2014. We had two executive departures in 2013: the departure of the Company's former Senior Vice President, Global Services and Systems Management effective August 15, 2013 and the resignation of the Company's Senior Vice President and Chief Financial Officer, effective November 1, 2013. We had two executive departures in 2012: the departures of our Senior Vice President of Engineering and Chief Technology Officer in August 2012 and our Vice President of Human Resources in September 2012. We had three executive departures in 2011: the departure of our Chief Financial Officer and our Vice President of Product Operations, both in August 2011, and the departure of our Vice President of Engineering and Chief Architect in April 2011. While we have since hired replacements and promoted certain individuals, there is always a risk of uncertainty and instability relating to our ability to find highly qualified successors for certain executive positions and to transition the duties and responsibilities of any departing key executive in an orderly manner.

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

Our larger scale products are deployed in large and complex networks around the world. Our customers expect us to establish a support infrastructure and maintain demanding support standards to ensure that their networks maintain high levels of availability and performance. To continue to support our customers with these larger scale products, our support organization will need to provide service and support at a high level throughout the world. If we are unable to provide the expected level of support and service to our customers, we could experience:

•	loss of customers and market share;

•	failure to attract new customers in new markets and geographies;

•	increased service, support and warranty costs and a diversion of development resources; and/or

•	network performance penalties.

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

The Department of Defense ("DOD") has issued specific requirements for IP networking products for features and interoperability. In order for a vendor's product to be used to connect to the DOD network, that product must pass a series of significant tests and be certified by the Joint Interoperability Test Command (“JITC”). Certain of our products are already certified by JITC, including the SBC5000. However, if we are unable to obtain JITC certification as needed, our DOD sales, and hence our revenue and results of operations, may suffer.

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

Most of our sales are on an open credit basis, with typical payment terms of 30 to 60 days. We monitor individual customer payment capability in granting such open credit arrangements, seeking to limit such open credit to amounts we believe our customers can pay and maintain reserves we believe are adequate to cover exposure for doubtful accounts. However, there can be no assurance that our open credit customers will pay the amounts they owe to us or that the reserves we maintain will be adequate to cover such credit exposure. Our customers' failure to pay and/or our failure to maintain sufficient reserves could have a material adverse effect on our consolidated financial statements. Additionally, in the event that turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business and consolidated financial statements.

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

We rely upon the security of our information systems and, in certain circumstances, those of our third-party providers, such as vendors, consultants and contract manufacturers, to protect our proprietary information and information of our customers. Despite our security procedures and those of our third-party providers, our information systems and those of our third-party service providers may be vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access, modify or delete our or our customers' proprietary information. Information technology system failures, including a breach of our or our third-party providers' data security measures, or the theft or loss of laptops, other mobile devices or electronic records used to back up our systems or our third-party providers' systems, could result in an unintentional disclosure of customer, employee, or our information or otherwise disrupt our ability to function in the normal course of business by potentially causing, among other things, delays in the fulfillment or cancellation of customer orders or disruptions in the manufacture or shipment of products or delivery of services, any of which could have a material adverse effect on our operating results. These types of security breaches could also create exposure to lawsuits, regulatory investigations and/or increased legal liability. Such consequences could be exacerbated if we or our third-party providers are unable to adequately recover critical systems following a systems failure.

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

A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements, taxation rules and varying interpretations of accounting pronouncements or taxation rules have occurred in the past and may occur in the future. The change to existing rules, future changes, if any, or the need for us to modify a current tax position may adversely affect our reported financial results or the way we conduct our business. For example, a new revenue recognition standard was issued in the first half of 2014 which will be effective for companies in 2017, and could have a material impact on our consolidated financial statements.

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

Under generally accepted accounting principles, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Our intangible assets increased by approximately $17 million in 2012 as a result of our acquisition of NET. Goodwill, which increased by approximately $27 million as a result of our acquisition of NET, is tested for impairment at least annually. Additionally, our goodwill increased by approximately $7 million as a result of the recently completed acquisition of PT, net of the reduction of goodwill related to the sale of the MPS business. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, significant change in circumstances relative to a large customer, significant decline in our stock price for a sustained period and decline in our market capitalization to below net book value.

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

We earn a significant portion of our total revenues from international sales generated through our foreign direct and indirect operations. As a result, we are subject to the Foreign Corrupt Practices Act of 1977, as amended (the "FCPA"), and the UK Bribery Act of 2010 (the "UKBA"), which are laws that prohibit bribery in the conduct of business. The FCPA generally prohibits U.S. companies and their intermediaries from making corrupt payments to foreign officials for the purpose of obtaining or keeping business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. The FCPA applies to companies, individual directors, officers, employees and agents. The UKBA is much broader and prohibits all bribery, in both the public and private sectors. Although the UKBA does not contain a separate financial records provision, such a requirement is captured under other UK legislation. Under the FCPA and the UKBA, U.S. companies, their subsidiaries, employees, senior officers and/or directors may be held liable for actions taken by strategic or local partners or representatives. In addition, the U.S. government or the UK government, as applicable, may seek to hold us liable for successor liability violations committed by companies in which we acquire. If we or our intermediaries fail to comply with the requirements of the FCPA and the UKBA, governmental authorities in the United States and the United Kingdom, as applicable, could seek to impose civil and/or criminal penalties, which could have a material adverse effect on our reputation and consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
March 29, 2014 to April 25, 2014	7,703	$3.23	—	$40,602,829
April 26, 2014 to May 23, 2014	291,082	$2.93	291,082	$39,751,137
May 24, 2014 to June 27, 2014	2,004,749	$3.63	2,000,000	$32,491,137
Total	2,303,534	$3.54	2,291,082	$32,491,137

(1) Upon vesting of restricted stock awards, our employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. During the second quarter of fiscal 2014, 12,452 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

(2) Consists of shares repurchased pursuant to a stock buyback program announced on July 29, 2013 (the "2013 Buyback Program"). Under the 2013 Buyback Program, our Board of Directors has authorized the repurchase of up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. We may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The 2013 Buyback Program may be suspended or discontinued at any time. The 2013 Buyback Program is being funded using our working capital.

(3) Consists of amounts that remain available for repurchases under the 2013 Buyback Program.

Item 6.    Exhibits

Exhibit No.		Description
10.1
Credit Agreement, dated as of June 27, 2014, by and among Sonus Networks, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from to time party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed June 30, 2014 with the SEC).

10.2
Security and Pledge Agreement, dated as of June 27, 2014, by and among Sonus Networks, Inc., Sonus International, Inc., Sonus Federal, Inc., Network Equipment Technologies, Inc., Performance Technologies, Incorporated and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed June 30, 2014 with the SEC).

10.3
Master Continuing Guaranty, dated as of June 27, 2014, by and among Sonus Federal, Inc., Network Equipment Technologies, Inc., Performance Technologies, Incorporated and Sonus International, Inc. (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K, filed June 30, 2014 with the SEC).

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

Date: July 31, 2014	SONUS NETWORKS, INC.

By:	/s/ Mark T. Greenquist
Mark T. Greenquist Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
10.1
Credit Agreement, dated as of June 27, 2014, by and among Sonus Networks, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from to time party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed June 30, 2014 with the SEC).

10.2
Security and Pledge Agreement, dated as of June 27, 2014, by and among Sonus Networks, Inc., Sonus International, Inc., Sonus Federal, Inc., Network Equipment Technologies, Inc., Performance Technologies, Incorporated and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed June 30, 2014 with the SEC).

10.3
Master Continuing Guaranty, dated as of June 27, 2014, by and among Sonus Federal, Inc., Network Equipment Technologies, Inc., Performance Technologies, Incorporated and Sonus International, Inc. (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K, filed June 30, 2014 with the SEC).

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