Form 10-Q
period 2014-09-26
SONUS NETWORKS INC
filed 2014-10-28
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2014
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

As of October 21, 2014, there were 247,124,736 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED SEPTEMBER 26, 2014

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
SONUS NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 26, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$50,918	$72,423
Marketable securities	59,565	138,882
Accounts receivable, net of allowance for doubtful accounts of $143 at September 26, 2014 and $157 at December 31, 2013	58,906	64,463
Inventory	22,008	21,793
Deferred income taxes	1,131	656
Other current assets	16,432	15,073
Total current assets	208,960	313,290
Property and equipment, net	18,859	19,102
Intangible assets, net	23,789	10,091
Goodwill	39,207	32,379
Investments	43,581	34,364
Deferred income taxes	1,178	2,121
Other assets	3,605	6,137
	$339,179	$417,484
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,636	$11,164
Accrued expenses	32,840	34,026
Current portion of deferred revenue	39,928	41,169
Convertible subordinated note	2,380	2,380
Current portion of long-term liabilities	839	672
Total current liabilities	82,623	89,411
Deferred revenue	10,214	10,528
Deferred income taxes	1,527	922
Other long-term liabilities	3,648	4,371
Total liabilities	98,012	105,232
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value per share; 600,000,000 shares authorized; 246,954,783 shares issued and outstanding at September 26, 2014; 266,226,845 shares issued and outstanding at December 31, 2013	247	266
Additional paid-in capital	1,224,290	1,280,442
Accumulated deficit	(989,155)	(974,492)
Accumulated other comprehensive income	5,785	6,036
Total stockholders' equity	241,167	312,252
	$339,179	$417,484

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Revenue:
Product	$44,900	$40,712	$135,885	$121,447
Service	28,316	27,387	83,643	79,133
Total revenue	73,216	68,099	219,528	200,580
Cost of revenue:
Product	15,074	15,415	45,548	42,844
Service	10,240	10,420	32,367	33,662
Total cost of revenue	25,314	25,835	77,915	76,506
Gross profit	47,902	42,264	141,613	124,074
Operating expenses:
Research and development	20,693	16,566	60,586	52,086
Sales and marketing	20,350	18,291	58,713	58,596
General and administrative	10,901	9,178	34,082	29,621
Acquisition-related	—	—	1,306	—
Restructuring	673	1,140	2,233	4,787
Total operating expenses	52,617	45,175	156,920	145,090
Loss from operations	(4,715)	(2,911)	(15,307)	(21,016)
Interest income (expense), net	(35)	61	50	289
Other income (expense), net	5	(1)	2,330	2
Loss before income taxes	(4,745)	(2,851)	(12,927)	(20,725)
Income tax provision	(468)	(922)	(1,736)	(1,666)
Net loss	$(5,213)	$(3,773)	$(14,663)	$(22,391)
Loss per share
Basic	$(0.02)	$(0.01)	$(0.06)	$(0.08)
Diluted	$(0.02)	$(0.01)	$(0.06)	$(0.08)
Shares used to compute loss per share:
Basic	246,457	279,209	252,808	281,041
Diluted	246,457	279,209	252,808	281,041

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Net loss	$(5,213)	$(3,773)	$(14,663)	$(22,391)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(159)	(77)	(98)	(532)
Unrealized loss on available-for sale marketable securities, net of tax	(81)	188	(153)	(84)
Other comprehensive income (loss), net of tax	(240)	111	(251)	(616)
Comprehensive loss, net of tax	$(5,453)	$(3,662)	$(14,914)	$(23,007)

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 26, 2014	September 27, 2013
Cash flows from operating activities:
Net loss	$(14,663)	$(22,391)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	8,708	9,591
Amortization of intangible assets	3,402	3,460
Impairment of intangible assets	—	600
Stock-based compensation	19,213	13,137
Loss on disposal of property and equipment	252	23
Deferred income taxes	677	541
Changes in operating assets and liabilities:
Accounts receivable	9,225	15,744
Inventory	5,865	3,294
Other operating assets	2,120	5,126
Accounts payable	(4,314)	5,134
Accrued expenses and other long-term liabilities	(16)	(2,061)
Deferred revenue	(2,387)	(1,664)
Net cash provided by operating activities	28,082	30,534
Cash flows from investing activities:
Purchases of property and equipment	(7,886)	(4,498)
Business acquisition, net of cash acquired	(35,022)	—
Divestiture of business	2,000	—
Purchases of marketable securities	(84,226)	(182,534)
Maturities/sales of marketable securities	155,036	175,887
Proceeds from the sale of fixed assets	266	—
Net cash provided by (used in) investing activities	30,168	(11,145)
Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	2,882	1,888
Proceeds from exercise of stock options	9,314	2,393
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(1,711)	(1,240)
Repurchase of common stock	(89,919)	(37,340)
Principal payments of capital lease obligations	(64)	(91)
Net cash used in financing activities	(79,498)	(34,390)
Effect of exchange rate changes on cash and cash equivalents	(257)	(618)
Net decrease in cash and cash equivalents	(21,505)	(15,619)
Cash and cash equivalents, beginning of year	72,423	88,004
Cash and cash equivalents, end of period	$50,918	$72,385
Supplemental disclosure of cash flow information:
Interest paid	$45	$49
Income taxes paid	$1,738	$1,391
Income tax refunds received	$37	$117
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$90	$467
Business acquisition purchase consideration - assumed equity awards	$1,671	$—

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) BASIS OF PRESENTATION

Business

Sonus Networks, Inc. (“Sonus” or the “Company”) was incorporated in 1997 and is a leading provider of networked solutions for communications service providers (e.g., telecommunications, wireless and cable service providers) and enterprises to help them advance, protect and unify their voice and data communication networks, reduce expenses and position themselves to provide new services to their customers. Sonus helps many of the world's leading communications service providers and enterprises implement the next generation of Session Initiation Protocol ("SIP")-based solutions, including Voice over IP ("VoIP") and Unified Communications ("UC") through secure, reliable and scalable Internet Protocol ("IP") networks. Sonus also provides tightly integrated signaling and advanced routing capabilities and applications that span the mission-critical demands of both existing and next-generation 4G/LTE and IP Multimedia Subsystems ("IMS") telecommunications networks. Sonus products include session border controllers ("SBCs"), diameter signaling controllers ("DSCs"), policy/routing servers, media and signaling gateways and network analytics tools. Sonus solutions address the need for communications service providers and enterprises to seamlessly link and leverage multivendor, multiprotocol communications systems and applications across a single network infrastructure. Previously, companies were required to implement separate networks for their voice and data applications. In a rapidly changing ecosystem of IP-enabled devices such as smartphones and tablets, companies want an infrastructure that enables the integration of voice and data capability into a single application on one integrated network. Sonus solutions help the Company's customers realize the intended value and benefits of UC both in public and private clouds by enabling disparate vendor communications environments, commonplace in most enterprises today, to work seamlessly together. Likewise, Sonus solutions facilitate the deployment and adoption of cloud-based communications.

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

On February 19, 2014 (the "PT Acquisition Date"), the Company completed the acquisition of Performance Technologies, Incorporated ("PT"). The financial results of PT are included in the Company's condensed consolidated financial statements for the period subsequent to the PT Acquisition Date.

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the three or nine months ended September 26, 2014.

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

As of September 26, 2014, the valuation of acquired assets, identifiable intangible assets, uncertain tax liabilities and certain accrued liabilities remains preliminary. The Company is in the process of finalizing its valuation, which it plans to complete in the fourth quarter of fiscal 2014. Based on new information gathered about facts and circumstances that existed as of the PT Acquisition Date related to the valuation of certain acquired assets and assumed liabilities, the Company recorded adjustments which resulted in an increase to goodwill of $0.5 million, a decrease to other current assets of $0.3 million and an increase to other long-term liabilities of $0.2 million in the three months ended June 27, 2014. Based on the preliminary purchase price allocation, the Company recorded $8.7 million of goodwill, primarily due to expected synergies between the combined companies and expanded market opportunities. The goodwill is not deductible for tax purposes.

A summary of the allocation of the purchase consideration for PT is as follows (in thousands):

Fair value of consideration transferred:
Cash, net of cash acquired	$35,022
Fair value of equity awards assumed	1,671
Fair value of total consideration	$36,693
Fair value of assets acquired and liabilities assumed:
Marketable securities	$2,315
Other current assets	9,393
Property and equipment	2,251
Intangible assets	17,100
Goodwill	8,725
Current liabilities	(2,762)
Other long-term liabilities	(329)
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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The components of acquisition-related costs included in the Company's results of operations for the nine months ended September 26, 2014 are as follows (in thousands):

Nine months ended
September 26, 2014
Professional and services fees	$1,057
Change of control agreements	249
$1,306

The Company did not record any acquisition-related expenses in the three months ended September 26, 2014, as all of the acquisition-related expenses recorded in fiscal 2014 were recorded in the first quarter. The Company did not record any acquisition-related expenses in either the three or nine months ended September 27, 2013.

Sale of Multi-Protocol Server Business

On June 20, 2014 (the "MPS Sale Date"), the Company sold its PT Multi-Protocol Server ("MPS") business for $2.0 million to an affiliate of Sunhillo Corporation, comprised of $0.2 million of inventory, $0.1 million of fixed assets, $0.2 million of deferred revenue and $1.9 million of PT goodwill allocable to the MPS business. The Company had acquired the MPS business in connection with the acquisition of PT. The Company incurred $0.4 million of transaction costs, which are included as a component of General and administrative expenses. The results of operations of the MPS business are excluded from the Company's consolidated results for the period subsequent to the MPS Sale Date.

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

The calculations of shares used to compute basic and diluted loss per share are as follows (in thousands):

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Weighted average shares outstanding—basic	246,457	279,209	252,808	281,041
Potential dilutive common shares	—	—	—	—
Weighted average shares outstanding—diluted	246,457	279,209	252,808	281,041

Options to purchase the Company's common stock, unvested shares of restricted stock, unvested performance-based stock awards for which the performance conditions have been satisfied and shares in connection with future purchases under the Company's Amended and Restated 2000 Employee Stock Purchase Plan, as amended (the "ESPP"), aggregating 42.0 million shares for the three and nine months ended September 26, 2014 have not been included in the computation of diluted loss per share because their effect would have been antidilutive. Options to purchase the Company's common stock and unvested shares of restricted stock aggregating 35.9 million shares for the three and nine months ended September 27, 2013 have not been included in the computation of diluted loss per share because their effect would have been antidilutive.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(4) CASH EQUIVALENTS, MARKETABLE SECURITIES AND INVESTMENTS

The Company invests in debt instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

During the nine months ended September 26, 2014, the Company sold $45.9 million of its available-for-sale securities and realized gross gains aggregating $46,000, which are included as a component of Other income (expense), net, in the Company's condensed consolidated statement of operations for that period. The Company did not realize any gross losses on these sales. In addition, $41.7 million of the Company's available-for-sale securities matured during the three months ended March 28, 2014 and were redeemed upon maturity. The Company did not sell any of its available-for-sale securities during the three months ended September 26, 2014 or during the three or nine months ended September 27, 2013, and accordingly, no such gains or losses were realized during such period.

Marketable securities and investments with continuous unrealized losses for one year or greater at September 26, 2014 were nominal. Since the Company currently does not intend to sell these securities and does not believe it will be required to sell any securities before they recover in value, it does not believe these declines are other-than-temporary.

On a quarterly basis, the Company reviews its marketable securities and investments to determine if there have been any events that could create a credit impairment. The increase in unrealized losses in the current year period primarily relates to the recent increase in interest rates. However, since the Company's entire investment portfolio has investment grade ratings with no indication of credit loss, the Company believes it will recover the entire amortized cost basis of these securities and does not believe these unrealized losses are other-than-temporary. Accordingly, the Company does not believe that any impairment existed with its current holdings at September 26, 2014.

The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt securities and investments at September 26, 2014 and December 31, 2013 were comprised of the following (in thousands):

	September 26, 2014
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$9,046	$—	$—	$9,046

Marketable securities
Municipal obligations	$502	$—	$(1)	$501
U.S. government agency notes	5,031	1	—	5,032
Corporate debt securities	38,861	5	(26)	38,840
Commercial paper	7,192	—	—	7,192
Certificates of deposit	8,000	—	—	8,000
	$59,586	$6	$(27)	$59,565
Investments
Municipal obligations	$1,807	$—	$(4)	$1,803
U.S. government agency notes	2,500	1	—	2,501
Corporate debt securities	38,347	5	(75)	38,277
Certificates of deposit	1,000	—	—	1,000
	$43,654	$6	$(79)	$43,581

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

The Company's available-for-sale debt securities classified as Investments in the condensed consolidated balance sheets at September 26, 2014 and December 31, 2013 had maturity dates after one year but within two years or less from the balance sheet date.

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

The following table shows the fair value of the Company's financial assets at September 26, 2014 and December 31, 2013. These financial assets are comprised of the Company's available-for-sale debt securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the consolidated balance sheets (in thousands):

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

		Fair value measurements at September 26, 2014 using:
	Total carrying value at September 26, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$9,046	$9,046	$—	$—

Marketable securities
Municipal obligations	$501	$—	$501	$—
U.S. government agency notes	5,032	—	5,032	—
Corporate debt securities	38,840	—	38,840	—
Commercial paper	7,192	—	7,192	—
Certificates of deposit	8,000	—	8,000	—
	$59,565	$—	$59,565	$—
Investments
Municipal obligations	$1,803	$—	$1,803	$—
U.S. government agency notes	2,501	—	2,501	—
Corporate debt securities	38,277	—	38,277	—
Certificates of deposit	1,000	—	1,000	—
	$43,581	$—	$43,581	$—

		Fair value measurements at December 31, 2013 using:
	Total carrying value at December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$50,404	$50,404	$—	$—

Marketable securities
U.S. government agency notes	$47,910	$—	$47,910	$—
Corporate debt securities	82,020	—	82,020	—
Commercial paper	5,649	—	5,649	—
Certificates of deposit	3,303	—	3,303	—
	$138,882	$—	$138,882	$—
Investments
U.S. government agency notes	$9,257	$—	$9,257	$—
Foreign government notes	1,250	—	1,250	—
Corporate debt securities	23,857	—	23,857	—
	$34,364	$—	$34,364	$—

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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(5) INVENTORY

Inventory consists of the following (in thousands):

	September 26, 2014	December 31, 2013
Raw materials	$985	$—
On-hand final assemblies and finished goods inventories	16,976	19,070
Deferred cost of goods sold	4,047	4,387
	22,008	23,457
Less current portion	(22,008)	(21,793)
Noncurrent portion (included in Other assets)	$—	$1,664

(6) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at September 26, 2014 and December 31, 2013 consist of the following (dollars in thousands):

September 26, 2014	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Intellectual property	5.00	$999	$999	$—
Developed technology	6.18	22,280	4,551	17,729
Customer relationships	5.57	10,040	4,203	5,837
Internal use software	3.00	730	507	223
	5.75	$34,049	$10,260	$23,789

December 31, 2013	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Intellectual property	5.00	$999	$999	$—
Developed technology	5.03	9,080	2,729	6,351
Customer relationships	5.30	6,140	2,806	3,334
Internal use software	3.00	730	324	406
	4.35	$16,949	$6,858	$10,091

Amortization expense for intangible assets for the three and nine months ended September 26, 2014 and September 27, 2013 was as follows (in thousands):

	Three months ended		Nine months ended		Statement of operations classification
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Intellectual property	$—	$—	$—	$200	Research and development
Developed technology	639	500	1,822	1,499	Cost of revenue - product
Customer relationships	494	526	1,397	1,578	Sales and marketing
Internal use software	62	61	183	183	Cost of revenue - product
	$1,195	$1,087	$3,402	$3,460

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Estimated future amortization expense for the Company's intangible assets at September 26, 2014 is as follows (in thousands):

Years ending December 31,
Remainder of 2014	$1,195
2015	5,646
2016	5,290
2017	5,260
2018	2,953
Thereafter	3,445
$23,789

The changes in the carrying value of the Company's goodwill in the nine months ended September 26, 2014 were as follows (in thousands):

Balance at January 1, 2014:
Goodwill	$35,485
Accumulated impairment losses	(3,106)
32,379
Acquisition of PT	8,725
Sale of MPS business	(1,897)
Balance at September 26, 2014	$39,207

There were no changes to the carrying value of the Company's goodwill in the nine months ended September 27, 2013.

(7) ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	September 26, 2014	December 31, 2013
Employee compensation and related costs	$21,417	$20,683
Other	11,423	13,343
	$32,840	$34,026

(8) RESTRUCTURING ACCRUAL

The Company recorded restructuring expense of $0.7 million in the three months ended September 26, 2014 and $2.2 million in the nine months ended September 26, 2014 for severance and related costs in connection with reducing its workforce. The Company recorded restructuring expense of $1.2 million in the three months ended September 27, 2013 for severance and related costs. The Company recorded restructuring expense of $4.8 million in the nine months ended September 27, 2013, comprised of $4.5 million for severance and related costs and $0.3 million for facility costs.

The table below summarizes the restructuring accrual activity for the nine months ended September 26, 2014 (in thousands):

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Balance at January 1, 2014	Initiatives charged to expense	Cash payments	Balance at September 26, 2014
Severance	$1,333	$2,233	$(2,494)	$1,072
Facilities	3,012	—	(885)	2,127
	$4,345	$2,233	$(3,379)	$3,199

The Company expects to complete the restructuring payments related to severance in the fourth quarter of fiscal 2015 and the payments related to facilities in fiscal 2016. The portion of restructuring payments due more than one year from the balance sheet date is included in Other long-term liabilities in the Company's condensed consolidated balance sheets. The long-term portions of accrued restructuring were $1.1 million at September 26, 2014 and $1.8 million at December 31, 2013.

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

The Company did not have any amounts outstanding under the Credit Agreement at September 26, 2014.

Assumed Debt - Acquisition

The Company has determined that the estimated fair value of its $2.4 million of aggregate principal amount of outstanding debt due in December 2014 equaled its carrying value at both September 26, 2014 and December 31, 2013. Although the debt can be publicly traded, there have been no trading transactions since 2010 and accordingly, the Company has categorized it in Level 2 within the fair value hierarchy.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(10) STOCKHOLDER RIGHTS PLAN

On September 17, 2014, the Company entered into an amendment to its stockholder rights agreement, as amended (the "Rights Plan"), to advance the final expiration date from June 26, 2015 to September 17, 2014. As a result of this amendment, effective as of the close of business on September 17, 2014, the Rights (as defined in the Rights Plan) expired and are no longer outstanding and the Rights Plan has terminated by its terms.

(11) COMMON STOCK REPURCHASES AND UNDERWRITTEN OFFERING

Stock Buyback Program

On July 29, 2013, the Company announced that its Board of Directors had authorized a stock buyback program to repurchase up to $100 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. The Company may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The Company has not implemented such a 10b5-1 repurchase program to date. The stock buyback program may be suspended or discontinued at any time. The stock buyback program is being funded using the Company's working capital. During the nine months ended September 26, 2014, the Company spent $14.7 million, including transaction fees, to repurchase and retire 4.0 million shares of its common stock under the stock buyback program. At September 26, 2014, the Company had $26.1 million remaining under the stock buyback program for future repurchases.

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

The Company's 2008 Stock Incentive Plan provides for the award of stock options, SARs, restricted stock, performance-based awards and RSUs to former employees of NET who subsequently became employees of Sonus and Sonus employees hired subsequent to August 24, 2012, the date the Company acquired NET.

In connection with the acquisition of PT, the Company assumed PT's 2012 Amended Performance Technologies, Incorporated Omnibus Incentive Plan (the "PT 2012 Plan"), which provides for the award of stock options, SARs, restricted

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

stock, performance-based awards and RSUs to former employees of PT who subsequently became employees of Sonus and Sonus employees hired subsequent to February 19, 2014, the date the Company acquired PT. The Company also assumed all of the outstanding options to purchase common stock under the Performance Technologies, Incorporated 2003 Omnibus Incentive Plan (the "PT 2003 Plan") and the Performance Technologies, Incorporated 2001 Stock Option Plan (the "PT 2001 Plan"); however, no future equity awards may be granted under either the PT 2003 Plan or the PT 2001 Plan.

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

Executive and Board of Directors Equity Arrangements

On June 11, 2014, the Company modified the options outstanding as of that date that had been granted to the Company's non-employee members of the Board of Directors (the "Board Members") to extend the exercise period to the lesser of three years from the date that a Board Member stepped down from his or her position on the Board of Directors or the remaining contractual life of the respective stock options. In connection with this modification, the Company recorded $0.7 million of incremental stock-based compensation expense in the nine months ended September 26, 2014. The Company did not record any expense related to this modification in the three months ended September 26, 2014. This expense is included as a component of General and administrative expense in the Company's condensed consolidated statements of operations for the nine months ended September 26, 2014.

On January 2, 2014, Raymond P. Dolan, the Company's President and Chief Executive Officer ("Mr. Dolan"), elected to accept shares of restricted stock in lieu of base salary for the period from January 1, 2014 through December 31, 2014. Accordingly, the Company granted Mr. Dolan 243,507 shares of restricted stock (the "2014 Dolan Salary Shares") on January 2, 2014. The number of shares granted was calculated by dividing an amount equal to 1.5 times Mr. Dolan's base salary for the period from January 1, 2014 through December 31, 2014 by $3.08, the closing price of the Company's common stock on the date of grant. The 2014 Dolan Salary Shares will vest on December 31, 2014. If Mr. Dolan's employment is terminated by Mr. Dolan with Good Reason (as defined in his employment agreement, as amended) or his employment is terminated by the Company without Cause (as defined in his employment agreement, as amended) before December 31, 2014, a pro rata portion of the 2014 Dolan Salary Shares will vest on the date of such termination. If Mr. Dolan terminates his employment without Good Reason or his employment is terminated by the Company for Cause before December 31, 2014, he will forfeit the 2014 Dolan Salary Shares. Effective September 16, 2014, Mr. Dolan's annual base salary was increased from $500,000 to $600,000. For the remainder of 2014, such increase will be prorated and paid in cash and will not be subject to any stock-for-cash election. The Company is recording stock-based compensation expense related to the 2014 Dolan Salary Shares ratably for the period of January 1, 2014 through December 31, 2014. The 2014 Dolan Salary Shares are included in the amount reported as "Granted" in the restricted stock grant table below.

On January 22, 2014, 21 executives of the Company, including Mr. Dolan, were given the choice to receive all or half of their fiscal year 2014 bonuses (the "2014 Bonus"), if any are earned, in the form of shares of the Company's common stock (the "2014 Bonus Shares"). Each executive could also elect not to participate in this program and to earn his or her 2014 Bonus, if any, in the form of cash. The amount of the 2014 Bonus, if any, for each executive shall be determined by the Compensation Committee of the Board of Directors of the Company (the "Compensation Committee"). The number of shares of the Company's common stock that will be granted to those executives who elected to receive their 2014 Bonus entirely in the form of shares of common stock will be calculated by dividing an amount equal to 1.5 times each executive's 2014 Bonus earned by

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

$3.08, the closing price of the Company's common stock on January 2, 2014. The number of shares of the Company's common stock that will be granted to those executives who elected to receive one-half of their 2014 Bonus in the form of shares of common stock will be calculated by dividing an amount equal to 1.5 times one-half of each executive's 2014 Bonus earned by $3.08, with the cash portion equal 50% of their respective 2014 Bonus earned. The 2014 Bonus, if any, will be granted and/or paid on a date concurrent with the timing of the payout of bonuses under the Company-wide incentive bonus program and will be fully vested on the date of grant. Of the eligible executives, 17 elected to receive their entire 2014 Bonus in shares of common stock and 4 elected to receive 50% of their 2014 Bonus in shares of common stock and 50% in cash. The Company determined that the grant date criteria for accounting purposes for the 2014 Bonus Shares was met on July 9, 2014, and accordingly, the Company has determined that the grant date fair value of the 2014 Bonus Shares is $3.85 per share, the closing price of the Company's common stock on that date. The Company is recording expense for the 2014 Bonus Shares expected to be earned at a rate commensurate with the expected achievement level represented by the Company's accrual for its company-wide incentive bonus program, as the performance metrics for each are consistent. Since the 2014 Bonus Shares will not be granted until the date of the 2014 Bonus payment, there are no shares related to the 2014 Bonus reported in the restricted stock grant table below.

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

On February 11, 2014, the Board of Directors increased its number of members from nine to eleven. In connection with their appointments, on February 18, 2014, each new director received a grant of shares of restricted stock with a grant date fair value of $100,000, with the number of shares granted calculated by dividing $100,000 by $3.30, the closing price of the Company's stock on the date of grant, and $100,000 of options to purchase the Company's common stock, with the number of shares calculated by dividing $100,000 by the grant date fair value of an option to purchase one share of common stock as determined by using the Black-Scholes valuation model. These awards vested on June 11, 2014, the date of the Company's 2014 Annual Meeting of Stockholders. Each of the new directors also elected to receive their 2014 annual retainers in shares of common stock in lieu of cash. Additionally, an incumbent member of the Board was appointed Chairman of a new committee and elected to receive his incremental retainer for this chairmanship in shares of the Company's common stock. These retainer shares were granted on February 18, 2014, of which 50% vested immediately and the remaining 50% vested on July 1, 2014. The Company granted options to purchase approximately 135,000 shares of common stock and 88,000 shares of restricted common stock in the three months ended March 28, 2014 in connection with these actions. These stock options and restricted stock awards are reported as "Granted" and "Vested" in the respective tables below.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Stock Options

The activity related to the Company's outstanding stock options during the nine months ended September 26, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	33,136,112	$3.22
Granted	11,297,916	$3.60
PT outstanding options converted to Sonus options	1,283,058	$1.73
Exercised	(3,666,251)	$2.54
Forfeited	(1,555,109)	$2.83
Expired	(1,631,479)	$5.18
Outstanding at September 26, 2014	38,864,247	$3.28	7.27	$20,401
Vested or expected to vest at September 26, 2014	35,403,067	$3.28	7.11	$19,183
Exercisable at September 26, 2014	16,862,066	$3.41	5.30	$10,836

The grant date fair values of options to purchase common stock granted in the three and nine months ended September 26, 2014 were estimated using the Black-Scholes valuation model with the following assumptions:

	Three months ended	Nine months ended
	September 26, 2014	September 26, 2014
Risk-free interest rate	1.70%	1.53% - 2.70%
Expected dividends	—	—
Weighted average volatility	52.3%	61.0%
Expected life (years)	4.5	4.5 - 6.0

Additional information regarding the Company's stock options for the three and nine months ended September 26, 2014 is as follows:

	Three months ended	Nine months ended
	September 26, 2014	September 26, 2014
Weighted average grant date fair value of stock options granted	$2.39	$1.68
Total intrinsic value of stock options exercised (in thousands)	$2,214	$4,623
Cash received from the exercise of stock options (in thousands)	$4,736	$9,314

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Restricted Stock Awards

The activity related to the Company's unvested restricted stock awards for the nine months ended September 26, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2014	1,238,765	$2.82
Granted	2,649,157	$3.41
Vested	(1,762,465)	$3.16
Forfeited	—	$—
Unvested balance at September 26, 2014	2,125,457	$3.27

The total fair value of shares of restricted stock that vested during the nine months ended September 26, 2014 was $5.6 million.

Performance-Based Stock Awards

The activity related to the Company's performance-based stock awards for the nine months ended September 26, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2014	1,059,541	$2.60
Granted	—	$—
Vested	(450,687)	$2.43
Forfeited	(205,729)	$2.43
Unvested balance at September 26, 2014	403,125	$2.72

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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three and nine months ended September 26, 2014 and September 27, 2013 as follows (in thousands):

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Product cost of revenue	$104	$46	$287	$128
Service cost of revenue	381	299	1,072	761
Research and development	1,521	903	4,583	2,402
Sales and marketing	1,747	1,313	4,299	3,631
General and administrative	2,748	1,812	8,972	6,215
	$6,501	$4,373	$19,213	$13,137

There is no income tax benefit for employee stock-based compensation expense for the three and nine months ended September 26, 2014 or September 27, 2013 due to the valuation allowance recorded.

At September 26, 2014, there was $33.7 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options and restricted stock awards. This expense is expected to be recognized over a weighted average period of approximately three years.

(13) MAJOR CUSTOMERS

The following customers each contributed 10% or more of the Company's revenue in at least one of the three or nine month periods ended September 26, 2014 and September 27, 2013:

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
CenturyLink	17%	*	*	*
AT&T Inc.	17%	18%	22%	17%
__________________________________

* Represents less than 10% of revenue

At September 26, 2014, two customers each accounted for 10% or more of the Company's accounts receivable balance, representing approximately 37% in the aggregate of the Company's accounts receivable balance. At December 31, 2013, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 13% of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(14) GEOGRAPHIC INFORMATION

The Company's classification of revenue by geographic area is determined by the location to which the product is shipped or where the services are performed. The following table summarizes revenue by geographic area as a percentage of total revenue:

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended		Nine months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
United States	70%	66%	71%	70%
Europe, Middle East and Africa	10	15	12	12
Japan	11	8	9	11
Other Asia Pacific	8	7	6	5
Other	1	4	2	2
	100%	100%	100%	100%

International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next, and accordingly, historical data may not be indicative of future periods.

(15) INCOME TAXES

The Company's income tax provisions for the nine months ended September 26, 2014 and September 27, 2013 reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full year. The estimated effective rates for the nine months ended September 26, 2014 and September 27, 2013 do not include any benefit for the Company's domestic losses, as the Company has concluded that a valuation allowance on any domestic benefit is required.

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

On September 29, 2014 we announced that Michael Swade ("Mr. Swade") had been named Senior Vice President of Worldwide Sales and Marketing, effective immediately. Mr. Swade had previously served as our Interim Senior Vice President of Worldwide Sales and Marketing from July 2014 to September 2014, and as our Vice President, North American Sales from May 2014 to July 2014.

On July 30, 2014, we announced that on July 29, 2014, Todd Abbott ("Mr. Abbott") stepped down as Executive Vice President of Strategy and Go-to-Market. Mr. Abbott remained with the Company in an advisory role to assist in the transition of his duties until October 17, 2014.

On September 17, 2014,we entered into an amendment to our stockholder rights agreement, as amended (the "Rights Plan"), to advance the final expiration date from June 26, 2015 to September 17, 2014. As a result of this amendment, effective as of the close of business on September 17, 2014, the Rights Plan has terminated by its terms. The amendment was not in response to any acquisition proposal.

On February 19, 2014 (the "PT Acquisition Date"), we completed the acquisition of Performance Technologies, Incorporated ("PT"), a Delaware corporation, for $3.75 per share, or approximately $34 million in cash, net of PT's cash and excluding acquisition-related costs. This acquisition has enabled us to expand and diversify our portfolio with an integrated, virtualized Diameter and SIP-based solution and deliver strategic value to service providers seeking to offer new multimedia services through mobile, cloud-based real-time communications. The financial results of PT are included in our condensed consolidated financial statements for the period subsequent to the PT Acquisition Date.

On June 20, 2014, we sold the PT Multi-Protocol Server ("MPS") business for $2.0 million to an affiliate of Sunhillo Corporation. We had acquired the MPS business in connection with the acquisition of PT. The results of operations of the MPS business are excluded from our consolidated results for the period subsequent to June 20, 2014.

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

We reported losses from operations of $4.7 million for the three months ended September 26, 2014 and $2.9 million for the three months ended September 27, 2013. We reported losses from operations of $15.3 million for the nine months ended September 26, 2014 and $21.0 million for the nine months ended September 27, 2013.

We reported net losses of $5.2 million for the three months ended September 26, 2014 and $3.8 million for the three months ended September 27, 2013. We reported net losses of $14.7 million for the nine months ended September 26, 2014 and $22.4 million for the nine months ended September 27, 2013.

Our revenue was $73.2 million in the three months ended September 26, 2014 and $68.1 million in the three months ended September 27, 2013. Our revenue was $219.5 million in the nine months ended September 26, 2014 and $200.6 million in the nine months ended September 27, 2013.

Our gross profit was $47.9 million in the three months ended September 26, 2014 and $42.3 million in the three months ended September 27, 2013. Our gross profit was $141.6 million in the nine months ended September 26, 2014 and $124.1 million in the nine months ended September 27, 2013.

Our gross profit as a percentage of revenue ("total gross margin") was 65.4% in the three months ended September 26, 2014 and 62.1% in the three months ended September 27, 2013. Our total gross margin was 64.5% in the nine months ended September 26, 2014 and 61.9% in the nine months ended September 27, 2013.

Our operating expenses were $52.6 million in the three months ended September 26, 2014, compared to $45.2 million in the three months ended September 27, 2013, and $156.9 million in the nine months ended September 26, 2014, compared to $145.1 million in the nine months ended September 27, 2013. Our operating expenses for the three months ended September 26, 2014 include $0.7 million of restructuring expense. Our operating expenses for the three months ended September 27, 2013 include $1.2 million of restructuring expense. Our operating expenses for the nine months ended September 26, 2014 include $1.3 million of acquisition-related expense and $2.2 million of restructuring expense. Our operating expenses for the nine months ended September 27, 2013 include $4.8 million of restructuring expense.

We recorded stock-based compensation expense of $6.5 million in the three months ended September 26, 2014 and $4.4 million in the three months ended September 27, 2013. We recorded stock-based compensation expense of $19.2 million in the nine months ended September 26, 2014 and $13.1 million in the nine months ended September 27, 2013. The stock-based compensation actions described below increased stock-based compensation expense while reducing cash salary and bonus expenses in both three and nine month periods.

See "Results of Operations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for a discussion of these changes in our revenue and expenses.

In March 2014, we reached a settlement agreement for $2.25 million to recover a portion of our losses related to the impairment of certain prepaid royalties which we had written off in fiscal 2012. This amount is included in Other income in our condensed consolidated statement of operations for the nine months ended September 26, 2014.

On June 11, 2014, we modified the stock options outstanding as of that date that had been granted to our non-employee members of the Board of Directors (the "Board Members") to extend the exercise period to the lesser of three years from the date that a Board Member stepped down from his or her position on the Board of Directors or the remaining contractual life of the respective stock options. In connection with this modification, we recorded $0.7 million of incremental stock-based compensation expense in the nine months ended September 26, 2014, and this expense is included as a component of General and administrative expense in our condensed consolidated statements of operations for the nine month period. We did not record any expense related to this modification in the three months ended September 26, 2014.

On January 2, 2014, Raymond P. Dolan, our President and Chief Executive Officer ("Mr. Dolan") elected to accept shares of restricted stock in lieu of base salary for the period from January 1, 2014 through December 31, 2014. Accordingly, we granted Mr. Dolan 243,507 shares of restricted stock (the "2014 Dolan Salary Shares") on January 2, 2014. The number of shares granted was calculated by dividing an amount equal to 1.5 times Mr. Dolan's base salary for the period from January 1, 2014 through December 31, 2014 by $3.08, the closing price of our common stock on the date of grant. The 2014 Dolan Salary Shares will vest on December 31, 2014. If Mr. Dolan's employment is terminated by Mr. Dolan with Good Reason (as defined in his employment agreement, as amended) or his employment is terminated by us without Cause (as defined in his employment agreement, as amended) before December 31, 2014, a pro rata portion of the 2014 Dolan Salary Shares will vest on the date of such termination. If Mr. Dolan terminates his employment without Good Reason or his employment is terminated by us for Cause before December 31, 2014, he will forfeit the 2014 Dolan Salary Shares. Effective September 16, 2014, Mr. Dolan's annual base salary was increased from $500,000 to $600,000. For the remainder of 2014, such increase will be prorated and paid in cash and will not be subject to any stock-for-cash election. We are recording stock-based compensation expense related to the 2014 Dolan Salary Shares ratably for the period of January 1, 2014 through December 31, 2014.

On January 22, 2014, 21 of our executives, including Mr. Dolan, were given the choice to receive all or half of their fiscal year 2014 bonuses (the "2014 Bonus"), if any are earned, in the form of shares of our common stock (the "2014 Bonus Shares"). Each executive could also elect not to participate in this program and to earn his or her 2014 Bonus, if any, in the form of cash. The amount of the 2014 Bonus, if any, for each executive shall be determined by the Compensation Committee of our Board of Directors (the "Compensation Committee"). The number of shares of our common stock that will be granted to those executives who elected to receive their 2014 Bonus entirely in the form of shares of common stock will be calculated by dividing an amount equal to 1.5 times each executive's 2014 Bonus earned by $3.08, the closing price of our common stock on January 2, 2014. The number of shares of common stock that will be granted to those executives who elected to receive one-half of their 2014 Bonus in the form of shares of common stock will be calculated by dividing an amount equal to 1.5 times one-half of each executive's 2014 Bonus earned by $3.08, with the cash portion equal 50% of their respective 2014 Bonus earned. The 2014 Bonus, if any, will be granted and/or paid on a date concurrent with the timing of the payout of bonuses under the Company-wide incentive bonus program. The 2014 Bonus Shares, if any are granted, will be fully vested on the date of grant. Of the eligible executives, 17 elected to receive their entire 2014 Bonus in shares of common stock and 4 elected to receive 50% of their 2014 Bonus in shares of common stock and 50% in cash. We determined that the grant date criteria for accounting purposes for the 2014 Bonus Shares was met on July 9, 2014, and accordingly, we have determined that the grant date fair value of the 2014 Bonus Shares is $3.85 per share, the closing price of our common stock on that date. We are recording expense for the 2014 Bonus Shares expected to be earned at a rate commensurate with the expected achievement level represented by our accrual for our company-wide incentive bonus program, as the performance metrics for each are consistent.

In March 2013, 21 of our executives, including Mr. Dolan, elected to receive their fiscal year 2013 bonuses (the "2013 Bonus"), if any were earned, in the form of shares of our common stock (the "2013 Bonus Shares"). The 2013 Bonus Shares were granted on February 18, 2014 and vested immediately. We granted approximately one million 2013 Bonus Shares, with the number of shares granted calculated by dividing amounts equal to 1.5 times the respective 2013 Bonus amounts earned, as determined by the Compensation Committee, by $3.30, the closing price of our common stock on the date of grant. We recorded stock-based compensation expense for the 2013 Bonus Shares from January 1, 2013 through the grant date.

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

On February 11, 2014, the Board of Directors increased its number of members from nine to eleven. In connection with their appointments, on February 18, 2014, each new director received a grant of shares of restricted stock with a grant date fair value of $100,000, with the number of shares granted calculated by dividing $100,000 by $3.30, the closing price of our common stock on the date of grant, and $100,000 of options to purchase our common stock, with the number of shares calculated by dividing $100,000 by the grant date fair value of an option to purchase one share of common stock as determined by using the Black-Scholes valuation model. These awards vested on June 11, 2014, the date of our 2014 Annual Meeting of Stockholders. Each of the new directors also elected to receive their 2014 annual retainers in shares of common stock in lieu of cash. Additionally, an incumbent member of the Board was appointed Chairman of a new committee and elected to receive his incremental retainer for this chairmanship in shares of our common stock. These retainer shares were granted on February 18, 2014, with 50% vesting immediately while the remaining 50% vested on July 1, 2014. We granted options to purchase approximately 135,000 shares of common stock and 88,000 restricted shares of common stock in the first quarter of fiscal 2014 in connection with these actions.

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

For a further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There were no significant changes to our critical accounting policies from December 31, 2013 through September 26, 2014.

Results of Operations

Three and nine months ended September 26, 2014 and September 27, 2013

Revenue. Revenue for the three and nine months ended September 26, 2014 and September 27, 2013 was as follows (in thousands, except percentages):

	Three months ended		Increase from prior year
	September 26, 2014	September 27, 2013	$	%
Product	$44,900	$40,712	$4,188	10.3%
Service	28,316	27,387	929	3.4%
Total revenue	$73,216	$68,099	$5,117	7.5%

	Nine months ended		Increase from prior year
	September 26, 2014	September 27, 2013	$	%
Product	$135,885	$121,447	$14,438	11.9%
Service	83,643	79,133	4,510	5.7%
Total revenue	$219,528	$200,580	$18,948	9.4%

Product revenue is comprised of sales of our communication infrastructure products. Our Legacy product offerings, primarily trunking and SS7 signaling, include our GSX9000 and GSX4000 Open Services Switches, our ASX Voice Application Server and our STP Signal Transfer Point solution. Our Growth-related product offerings include our Session Border Controllers, including the SBC 9000, our newly released SBC 7000, and the SBC 5200, SBC 5100, SBC 2000 and SBC 1000, SBC SWe and SBC VX; and our Diameter Signaling Controller, the DSC 8000.

Certain of our products may be incorporated into either our Legacy product revenue or Growth-related product revenue categories, depending on the application of the product within a customer’s network. These products include, but are not limited to, our PSX Policy & Routing Server, GSX 9000, SGX Signaling Gateway, Sonus Insight Management System, ASX Access Gateway Control Function and our suite of network analytical products. Sales of gateway products used in connection with a Time Division Multiplexing ("TDM") network are classified as Legacy product revenue. The key differentiator for the Growth-related product revenue is whether the products we provide to our customers are used as solutions which enable next-generation networks such as SIP and 4G/LTE.

Product revenue for the three and nine months ended September 26, 2014 and September 27, 2013 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	September 26, 2014	September 27, 2013	$	%
Legacy product revenue	$13,533	$19,401	$(5,868)	(30.2)%
Growth-related product revenue	31,367	21,311	10,056	47.2%
	$44,900	$40,712	$4,188	10.3%

	Nine months ended		Increase (decrease) from prior year
	September 26, 2014	September 27, 2013	$	%
Legacy product revenue	$43,065	$56,177	$(13,112)	(23.3)%
Growth-related product revenue	92,820	65,270	27,550	42.2%
	$135,885	$121,447	$14,438	11.9%

We have anticipated that as a result of the transition of our customers, our business and the overall market to SBC and DSC, our revenue from sales of our Legacy products will decrease over time, with the decline more than offset by increases in sales of our Growth-related products. This decline is not expected to be completely linear, as customers will from time to time require additional capacity and expansion to their existing legacy applications infrastructures. We expect that our product revenue in fiscal 2014 will increase from fiscal 2013 levels, primarily due to increased sales of our Growth-related products resulting from our continued and increasing focus on expanding our product offerings to address emerging Unified Communication and IP-based markets, such as SBC, in the enterprise and service provider markets, as well as sales from Diameter products as a result of our recent acquisition of PT.

The transition to all-IP networks, which the industry is trending toward over time, is an important part of both our customers' and our strategy for growth. This trend has led to increased capital expenditures from certain customers as they continue to migrate their legacy networks and has continued through the nine-month period to date. We anticipate that it will continue through at least the end of fiscal 2014. During the first half of fiscal 2014, we received various purchase orders for our GSX 9000 product solution from a large customer that required additional capacity to scale its IP infrastructure and support its transition to an all-IP network. We have determined that based upon the usage case that drove the customer's purchasing decision, these orders would be more accurately reflected within the Growth-related product revenue category rather than the Legacy revenue product category, as the GSX 9000 product would be used to help secure, manage, control or migrate traffic to IP network infrastructures. Accordingly, we adjusted the product revenue components reported for the three months ended March 28, 2014 by reclassifying $6.6 million of product revenue from Legacy to Growth-related. This adjustment is reflected in the product revenue components reported above for the nine months ended September 26, 2014.

In the three months ended September 26, 2014, approximately 38% of product revenue was from indirect sales through our channel program, compared to approximately 27% in the three months ended September 27, 2013. Approximately 28% of product revenue in the nine months ended September 26, 2014 was from indirect sales through our channel program, compared to approximately 20% in the nine months ended September 27, 2013. These increases were primarily due to the actions that we have taken to expand both our SBC portfolio and our sales opportunities.

In the three months ended September 26, 2014, our product revenue from sales to enterprise customers was approximately 24% of our total product revenue, compared to approximately 28% in the three months ended September 27, 2013. Approximately 21% of our product revenue was from sales to enterprise customers in the nine months ended September 26, 2014, compared to approximately 31% in the nine months ended September 27, 2013. These sales were made both through our direct sales team and indirect sales channel partners.

We recognized product revenue totaling $3.2 million from 228 new customers in the three months ended September 26, 2014 and $6.4 million from 171 new customers in the three months ended September 27, 2013. We recognized product revenue totaling $13.1 million from 628 new customers in the nine months ended September 26, 2014 and $12.2 million from 524 new customers in the nine months ended September 27, 2013. New customers are those from whom we recognize revenue for the first time in a reporting period, although we may have had outstanding orders from such customers for several years, especially for certain multi-year projects. The timing of the completion of customer projects, revenue recognition criteria satisfaction and customer payments included in multiple element arrangements may cause our product revenue to fluctuate from one period to the next.

Service revenue is primarily comprised of hardware and software maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three and nine months ended September 26, 2014 and September 27, 2013 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase from prior year
	September 26, 2014	September 27, 2013	$	%
Maintenance	$22,419	$21,500	$919	4.3%
Professional services	5,897	5,887	10	0.2%
	$28,316	$27,387	$929	3.4%

	Nine months ended		Increase from prior year
	September 26, 2014	September 27, 2013	$	%
Maintenance	$65,976	$63,191	$2,785	4.4%
Professional services	17,667	15,942	1,725	10.8%
	$83,643	$79,133	$4,510	5.7%

Our maintenance revenue increased in both the three and nine month periods ended September 26, 2014 compared to the same prior year periods, primarily due to our larger installed customer base. The timing of the completion of projects for revenue recognition, customer payments and maintenance contracts may cause our services revenue to fluctuate from one period to the next. We expect that our service revenue in fiscal 2014 will increase slightly from fiscal 2013 levels as a result of our larger installed customer base.

The following customers each contributed 10% or more of our revenue in at least one of the three and nine month periods ended September 26, 2014 and September 27, 2013:

	Three months ended		Nine months ended
Customer	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
CenturyLink	17%	*	*	*
AT&T Inc.	17%	18%	22%	17%

* Represents less than 10% of revenue

International revenue was approximately 30% of revenue in the three months ended September 26, 2014 and approximately 34% of revenue in the three months ended September 27, 2013. International revenue was approximately 29% of revenue in the nine months ended September 26, 2014 and approximately 30% of revenue in the nine months ended September 27, 2013. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue will fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $11.7 million at September 26, 2014 and $14.8 million at December 31, 2013. Our deferred service revenue was $38.4 million at September 26, 2014 and $36.9 million at December 31, 2013. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross margins for the three and nine months ended September 26, 2014 and September 27, 2013 were as follows (in thousands, except percentages):

	Three months ended		Decrease from prior year
	September 26, 2014	September 27, 2013	$	%
Cost of revenue
Product	$15,074	$15,415	$(341)	(2.2)%
Service	10,240	10,420	(180)	(1.7)%
Total cost of revenue	$25,314	$25,835	$(521)	(2.0)%
Gross margin
Product	66.4%	62.1%
Service	63.8%	62.0%
Total gross margin	65.4%	62.1%

	Nine months ended		Increase (decrease) from prior year
	September 26, 2014	September 27, 2013	$	%
Cost of revenue
Product	$45,548	$42,844	$2,704	6.3%
Service	32,367	33,662	(1,295)	(3.8)%
Total cost of revenue	$77,915	$76,506	$1,409	1.8%
Gross margin
Product	66.5%	64.7%
Service	61.3%	57.5%
Total gross margin	64.5%	61.9%

The increase in product gross margin in the three months ended September 26, 2014 compared to the three months ended September 27, 2013 was primarily due to product and customer mix, which increased our product gross margin by approximately four percentage points, and lower manufacturing-related costs, which increased our product gross margin by approximately one half of one percentage point.

The increase in product gross margin in the nine months ended September 26, 2014 compared to the nine months ended September 27, 2013 was primarily due to higher product revenue against certain fixed costs and lower manufacturing costs, each of which increased our product gross margin by approximately one percentage point.

The increase in service gross margin in the three months ended September 26, 2014 compared to the three months ended September 27, 2013 was primarily due to lower third-party service costs, which increased our service gross margin by approximately three percentage points, partially offset by higher fixed costs due to the expansion of our global customer service support footprint, which decreased our service gross margin by approximately one percentage point.

The increase in service gross margin in the nine months ended September 26, 2014 compared to the nine months ended September 27, 2013 was primarily due to lower third-party service costs, which increased our service gross margin by approximately three percentage points, and lower fixed service costs resulting from restructuring actions and operational efficiencies, which increased our service gross margin by approximately one percentage point.

We believe that our total gross margin over the next few years will be 60% or greater.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses for the three and nine months ended September 26, 2014 and September 27, 2013 were as follows (in thousands, except percentages):

			Increase from prior year
	September 26, 2014	September 27, 2013	$	%
Three months ended	$20,693	$16,566	$4,127	24.9%
Nine months ended	$60,586	$52,086	$8,500	16.3%

The increase in research and development expenses in the three months ended September 26, 2014 compared to the three months ended September 27, 2013 is attributable to $3.7 million of higher employee-related expenses, $0.1 million of higher product development (third-party development, prototype and equipment) expenses and $0.3 million of net increases in other research and development expenses. The increase in employee-related expenses in the three months ended September 26, 2014 is the result of $3.1 million of higher salary and related expenses, primarily reflecting our increased research and development headcount, and $0.6 million of higher stock-based compensation expense.

The increase in research and development expenses in the nine months ended September 26, 2014 compared to the nine months ended September 27, 2013 is attributable to $9.3 million of higher employee-related expenses and $0.5 million of higher product development expenses. These increases were partially offset by the absence in the current year period of $0.6 million of expense for the impairment of intellectual property, $0.4 million of lower depreciation expense, $0.2 million of lower amortization expense related to intangible assets and $0.1 million of net decreases in other research and development expenses. The increase in employee-related expenses in the nine months ended September 26, 2014 is the result of $6.8 million of higher salary and related expenses, primarily reflecting our increased research and development headcount, $2.2 million of higher stock-based compensation expense and $0.3 million of net increases in other employee-related expenses.

Some aspects of our research and development efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. Rapid technological innovation is critical to our long-term success, and we believe that we are tailoring our investments to meet the requirements of our customers and market. We anticipate that our research and development expenses for fiscal 2014 will increase from fiscal 2013 levels due to our increased focus on new product development as well as the inclusion of expenses for PT.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three and nine months ended September 26, 2014 and September 27, 2013 were as follows (in thousands, except percentages):

			Increase from prior year
	September 26, 2014	September 27, 2013	$	%
Three months ended	$20,350	$18,291	$2,059	11.3%
Nine months ended	$58,713	$58,596	$117	0.2%

The increase in sales and marketing expenses in the three months ended September 26, 2014 compared to the three months ended September 27, 2013 is attributable to $1.5 million of higher employee-related expenses, $0.4 million of higher expense related to evaluation equipment at customer sites and $0.3 million of higher marketing expenses. These increases were partially offset by $0.1 million of net decreases in other sales and marketing expenses. The increase in employee-related expenses was the result of $0.9 million of higher salary and commissions and related expenses, $0.4 million of higher stock-based compensation expense and increases in other employee-related expenses totaling $0.2 million.

The slight increase in sales and marketing expenses in the nine months ended September 26, 2014 compared to the nine months ended September 27, 2013 is attributable to $0.7 million of higher marketing expenses and $0.7 million of higher consulting expense. These increases were partially offset by $0.4 million of lower expense related to evaluation equipment at customer sites, $0.3 million of lower depreciation, $0.2 million of lower expense related to the amortization of intangible assets and $0.4 million of net decreases in other sales and marketing expenses.

We believe that our sales and marketing expenses will increase in fiscal 2014 from fiscal 2013 levels, primarily attributable to increased personnel and related costs, including such costs attributable to the inclusion of expenses for PT, as well as our investment in our expanded sales and marketing programs.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and audit and professional fees. General and administrative expenses for the three and nine months ended September 26, 2014 and September 27, 2013 were as follows (in thousands, except percentages):

			Increase from prior year
	September 26, 2014	September 27, 2013	$	%
Three months ended	$10,901	$9,178	$1,723	18.8%
Nine months ended	$34,082	$29,621	$4,461	15.1%

The increase in general and administrative expenses in the three months ended September 26, 2014 compared to the three months ended September 27, 2013 is attributable to $1.2 million of higher employee-related expenses, $0.4 million of higher expense related to foreign currency translation and $0.5 million of net increases in other general and administrative expenses. These increases were partially offset by $0.4 million of lower professional fees. The increase in employee-related expenses resulted from $0.9 million of higher stock-based compensation expense and $0.4 million of higher salary and related expenses, partially offset by $0.1 million of net decreases of other employee-related expenses.

The increase in general and administrative expenses in the nine months ended September 26, 2014 compared to the nine months ended September 27, 2013 is attributable to $3.7 million of higher employee-related expenses, $0.4 million of expense related to the sale of the MPS business, $0.3 million of higher expense related to foreign currency translation, $0.2 million of higher depreciation and $0.1 million of higher expense related to investor relations. These increases were partially offset by $0.2 million of lower professional fees. The increase in employee-related expenses resulted from $2.8 million of higher stock-based compensation, including $0.7 million of incremental expense related to the modification of outstanding stock options held by members of our Board of Directors described in the "Overview" of this MD&A, $0.7 million of higher salary and related expenses and $0.2 million of increases in other employee-related expenses.

We believe that our general and administrative expenses will increase in fiscal 2014 compared to fiscal 2013 levels, primarily due to higher stock-based compensation expense.

Acquisition-Related Expenses. Acquisition-related expenses include those costs related to the acquisition of PT that would otherwise not have been incurred by us. These costs are primarily comprised of professional and service fees, such as legal, audit, consulting, paying agent and other fees, and expenses related to cash payments to former PT executives under their respective PT change of control agreements. We recorded acquisition-related expenses of $1.3 million in the nine months ended September 26, 2014, comprised of $1.1 million of professional and service fees and $0.2 million related to payments under applicable change of control agreements with certain PT executives. We did not record acquisition-related expenses in the three months ended September 26, 2014 or either the three or nine months ended September 27, 2013.

Restructuring Expense. We recorded restructuring expense of $0.7 million in the three months ended September 26, 2014 and $2.2 million in the nine months ended September 26, 2014 for severance and related costs in connection with reducing our workforce. We recorded restructuring expense of $1.2 million in the three months ended September 27, 2013 for severance and related costs. We recorded $4.8 million of restructuring expense in the nine months ended September 27, 2013, comprised of $4.5 million for severance and related costs and $0.3 million to adjust our estimate of future sublease income.

Interest Income, net. Interest income and interest expense for the three and nine months ended September 26, 2014 and September 27, 2013 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	September 26, 2014	September 27, 2013	$	%
Interest expense	$(102)	$(23)	$79	343.5%
Interest income	67	84	(17)	(20.2)%
Interest income, net	$(35)	$61	$(96)	(157.4)%

	Nine months ended		Increase (decrease) from prior year
	September 26, 2014	September 27, 2013	$	%
Interest expense	$(158)	$(71)	$87	122.5%
Interest income	208	360	(152)	(42.2)%
Interest income, net	$50	$289	$(239)	(82.7)%

Interest expense in both the three and nine months ended September 26, 2014 and September 27, 2013 primarily relates to interest on the debt assumed in connection with the acquisition of Network Equipment Technologies, Inc. ("NET"). Interest expense in the three and nine months ended September 26, 2014 also includes expense related to the amortization of debt issuance costs in connection with our revolving credit facility. Interest income consists of interest earned on our cash equivalents, marketable debt securities and long-term investments. The decrease in interest income, net, in the current year periods compared to the prior year periods is attributable to a lower average portfolio yield on lower amounts available to invest in the current year.

Other Income (Expense), Net. We recorded $2.25 million of income in the nine months ended September 26, 2014 related to the settlement of a litigation matter in March 2014 in which we recovered a portion of our losses related to the impairment of certain prepaid royalties which we had written off in fiscal 2012. This amount is included in Other income (expense), net, for the nine months ended September 26, 2014.

Income Taxes. We recorded provisions for income taxes of $1.7 million in the nine months ended September 26, 2014 and $1.7 million in the nine months ended September 27, 2013. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year. The estimated amounts recorded do not include any benefit for our domestic losses, as we have concluded that a valuation allowance on any domestic benefit is required.

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

Liquidity and Capital Resources

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Nine months ended
	September 26, 2014	September 27, 2013	Change
Net loss	$(14,663)	$(22,391)	$7,728
Adjustments to reconcile net loss to cash flows provided by operating activities	32,252	27,352	4,900
Changes in operating assets and liabilities	10,493	25,573	(15,080)
Net cash provided by operating activities	$28,082	$30,534	$(2,452)
Net cash provided by (used in) investing activities	$30,168	$(11,145)	$41,313
Net cash used in financing activities	$(79,498)	$(34,390)	$(45,108)

Our cash, cash equivalents, marketable securities and long-term investments totaled $154.1 million at September 26, 2014 and $245.7 million at December 31, 2013. We had cash and short-term investments held by our foreign subsidiaries aggregating approximately $10 million at September 26, 2014 and approximately $5 million at December 31, 2013. We do not intend to repatriate these funds, and as such, they are not available to fund our domestic operations. If we were to repatriate the funds, they would likely be treated as income for U.S. tax purposes, fully offset by our net operating losses. We do not believe this has a material impact on our liquidity.

On June 27, 2014, we entered into a credit agreement (the "Credit Agreement") by and among us, as Borrower, Bank of America, N.A. ("Bank of America"), as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto. The Credit Agreement provides for a revolving credit facility of up to $40 million and provides that we may select the interest rates under the credit facility equal to (1) the Eurodollar Rate (which is defined as the rate per annum equal to the London Interbank Offered Rate ("LIBOR") plus 1.5% per annum) for a Eurodollar Rate Loan; and (2) the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect on the borrowing date as publicly announced from time to time by Bank of America as its prime rate, and (c) the monthly Eurodollar Rate plus 1%. We will pay a 0.15% commitment fee on the unused commitments available for borrowing. Borrowings under the Credit Agreement may be used for the general corporate purposes of the Company and its subsidiaries, including, without limitation, working capital, acquisitions, dividends and stock repurchases, to the extent permitted under the Credit Agreement. Our obligations under the Credit Agreement are guaranteed by Sonus International, Inc., Sonus Federal, Inc., NET and PT (collectively, together with us, the "Loan Parties") pursuant to a Master Continuing Guaranty and are secured by the assets of the Loan Parties pursuant to a Security and Pledge Agreement. The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments, investments, transactions with affiliates, certain restrictive agreements and compliance with sanctions laws and regulations. The amount of cash and cash equivalents of the Loan Parties, subject to certain exclusions, cannot be less than an aggregate amount of $100 million at any time. The credit facility will become due on June 27, 2015, subject to acceleration upon certain specified events of default, including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, an ERISA Event (as defined in the Credit Agreement), the failure to pay specified indebtedness and a change of control default. We did not have any amounts outstanding under the Credit Agreement at September 26, 2014.

On July 29, 2013, we announced that our Board of Directors had authorized a stock buyback program to repurchase up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions. The stock buyback program is being funded using our working capital. During the nine months ended September 26, 2014, we repurchased and retired 4.0 million shares under our stock buyback program for approximately $14.7 million in the aggregate, including transaction fees. This amount is included in financing activities in our condensed consolidated statement of cash flows for the nine months ended September 26, 2014.

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

Our operating activities provided $28.1 million of cash in the nine months ended September 26, 2014 and $30.5 million of cash in the nine months ended September 27, 2013.

Cash provided by operating activities in the nine months ended September 26, 2014 was primarily the result of lower accounts receivable, inventories and other operating assets, partially offset by decreases in accrued expenses and other long-term liabilities, deferred revenue and accounts payable. Our continued focus on maintaining appropriate inventory levels was the primary contributor to the decrease in inventory. The decrease in accounts receivable primarily reflects our continued focus on cash collections. The decrease in other operating assets was primarily the result of lower prepaid expenses. The decrease in accrued expenses and other long-term liabilities was primarily related to lower accruals related to our Amended and Restated 2000 Employee Stock Purchase Plan, as amended ("ESPP"), as a purchase was completed on behalf of participating employees on August 29, 2014, and lower accruals for professional fees and restructuring. Our net loss, adjusted for non-cash items such as depreciation, amortization, impairment charges and stock-based compensation, provided $17.6 million of cash.

Cash provided by operating activities in the nine months ended September 27, 2013 was primarily the result of lower accounts receivable, inventory and other operating assets. These amounts were partially offset by lower accounts payable, deferred revenue, and accrued expenses and other long-term liabilities. The decrease in accounts receivable primarily reflects our focus on cash collections and the decrease in other operating assets was primarily related to lower prepaid expenses. Our focus on maintaining appropriate inventory levels was the primary contributor to the decrease in inventory. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments in connection with our Company-wide incentive bonus program, as well as lower taxes payable amounts, partially offset by an increase in accrued restructuring. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, provided $5.0 million of cash.

Our investing activities provided $30.2 million of cash in the nine months ended September 26, 2014, comprised of $70.8 million of aggregate maturities and sales of marketable securities, $2.0 million of cash received in connection with our June 20, 2014 divestiture of the MPS business and $0.3 million of cash received in connection with the sale of fixed assets, primarily land acquired with the acquisition of PT on February 19, 2014. These amounts were partially offset by $35.0 million of cash paid, net of cash acquired, for the acquisition of PT and $7.9 million of investments in property and equipment.

Our investing activities used $11.1 million of cash in the nine months ended September 27, 2013, comprised of $6.6 million of net maturities of marketable securities and $4.5 million of investments in property and equipment.

Our financing activities used $79.5 million of cash in the nine months ended September 26, 2014, comprised of $89.9 million, including transaction fees, for the repurchase of common stock, including $75.3 million to repurchase stock in connection with the Legatum Group public offering described above, $1.7 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.1 million for payments on our capital leases for office equipment. These amounts were partially offset by $9.3 million of proceeds from the exercise of stock options and $2.9 million of proceeds from the sale of our common stock in connection with our ESPP.

Our financing activities used $34.4 million of cash in the nine months ended September 27, 2013, comprised of $37.3 million for the repurchase of common stock, $1.2 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.1 million for payments on our capital leases for office equipment. These amounts were partially offset by $2.4 million of proceeds from the exercise of stock options and $1.9 million of proceeds from the sale of our common stock in connection with our ESPP.

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

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification ("ASC"). Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property, plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for us on January 1, 2017. We are currently assessing the potential impact of the adoption of ASU 2014-09 on our condensed consolidated financial statements.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 26, 2014.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 26, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

We are often a party to disputes and legal proceedings that we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material effect on our business or consolidated financial statements.

Item 1A.    Risk Factors

We have revised and re-ordered our discussion of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A. for the fiscal year ended December 31, 2013. The following discussion includes three revised risk factors: "If in the future we do not have a sufficient number of shares available to issue to our employees, the limited number of shares we could issue may impact our ability to attract, retain and motivate key personnel," "Delaware law and our charter documents contain provisions that could discourage or prevent a potential takeover, even if such a transaction would be beneficial to our stockholders" and "A portion of our revenue is generated from sales to U.S. federal government agencies, which is a new line of business for us due to our acquisition of NET in August 2012 and our acquisition of PT in February 2014. Disruptions to, or our failure to effectively develop, manage and maintain our government cusdtomer relationships could adversely affect our ability to generate revenue fro mthe sales of our products. Further, such government sales are subject to potential delays and cutbacks, require specific testing efforts, and impose significant compliance obligations" that reflect material developments subsequent to the discussion of risk factors included in our most recently Quarterly Report on Form 10-Q for the quarter ended June 27, 2014. Except for the three risk factors noted above, there have been no material changes in our assessment of our risk factors from those set forth in our Quarterly Report on Form 10-Q for the quarter ended June 27, 2014. For convenience, all of our risk factors are included below.

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

Equipment purchases by communications service providers and enterprises continue to be unpredictable given the current economic conditions. Additionally, as with other telecommunications product suppliers, we typically recognize a portion of our revenue in a given quarter from sales booked and shipped in the last weeks of that quarter. As a result, delays in customer orders may result in delays in shipments and recognition of revenue beyond the end of a given quarter. Additionally, it can be difficult for us to predict the timing of receipt of major customer orders, and we are unable to control timing decisions made by our customers. As a result, our quarterly operating results are difficult to predict even in the near term and a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. Therefore, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock could decline substantially. Such a stock price decline could also occur when we have met our publicly stated revenue and/or earnings guidance.

A significant portion of our operating expenses is fixed in the short term. If revenues for a particular quarter are below expectations, we may not be able to reduce costs and expenses proportionally for that quarter. Any such revenue shortfall would, therefore, have a significant effect on our operating results for that quarter.

We have incurred net losses and may incur additional net losses.

We incurred net losses in the first three quarters of 2014, as well as in 2013, 2012 and 2011. We may incur additional net losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

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

Prior to our acquisition of Network Equipment Technologies, Inc. ("NET") in August 2012, we had shipped our products to a limited number of customers. Since the acquisition of NET, as well as our acquisition of Performance Technologies, Incorporated ("PT") in February 2014, the number of customers to whom we have shipped our products has increased significantly. However, due to the nature of certain of our new product offerings, the per-order revenue from orders placed by the majority of our new customers is generally lower than the per-order revenue generated from our historical sales.

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

Success in our industry requires large investments in technology and creates exposure to rapid technological and market changes. We spend a significant amount of time, money and resources both developing new technology, products and solutions and acquiring new businesses, such as NET in August 2012 and PT in February 2014. Our strategic plan includes a significant shift in our investments from mature technologies that previously generated significant revenue for us toward certain next-generation technologies as well as working with more channel partners to sell our products. In order for us to be successful, our technologies, products and solutions must be accepted by relevant standardization bodies and by the industry as a whole. Our choices of specific technologies to pursue, and those to de-emphasize, may prove to be inconsistent with our customers' investment spending. Our success also depends upon our ability to integrate new and acquired products and services, as well as our ability to enhance our existing products and services. Moreover, if we invest in the development of technologies, products and solutions that do not function as expected, are not adopted by the industry, are not ready in time, are not accepted by our customers as quickly as anticipated or are not successful in the marketplace, our sales and earnings may suffer and, as a result, our stock price could decline. As technology advances, we may not be able to respond quickly or effectively to developments in the market for our products, or new industry standards may emerge and could render our existing or future products obsolete. If our products become technologically obsolete or if we are unable to develop successor products that are accepted by our customers, we may be unable to sell our products in the marketplace and face declines in sales. We may also experience difficulties with software development, hardware design, manufacturing or marketing that could delay or prevent our development, introduction or marketing of new products and enhancements.

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

In August 2012, we announced that we were implementing a restructuring initiative to streamline operations and reduce our operating costs. In connection with this action, we recorded restructuring expense of $2.2 million in the nine months ended September 26, 2014 for severance and related expenses and $13.1 million in the aggregate in 2013 and 2012, comprised of $4.4 million for the consolidation of certain facilities, $8.4 million for severance and related costs and $0.3 million for the write-off of assets associated with the headcount reduction and facilities consolidations. This restructuring and any future restructurings, should it become necessary for us to continue to restructure our business due to worldwide market conditions or other factors that reduce the demand for our products and services, could adversely affect our ability to execute our business strategy in a number of ways, including through:

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

We are not currently a party to any material pending acquisition agreements. However, we may acquire additional businesses, products or technologies in the future. Acquisitions are inherently risky and no assurance can be given that our future acquisitions will be successful or will not materially and adversely affect our business, operating results or financial condition. We continue to review opportunities to acquire other businesses or technologies that would add to our existing product line, complement and enhance our current products, expand the breadth of our markets, enhance our technical capabilities or otherwise offer growth opportunities. If we make further acquisitions, we could, among other things:

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

We historically have used stock options and restricted stock as a significant component of our employee compensation program in order to align our employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. In 2007, our stockholders approved our 2007 Stock Incentive Plan (the "2007 Plan") which includes a limited amount of shares to be granted under such plan. In 2010, our stockholders approved amendments to this plan to, among other things, increase the number of shares of our common stock that may be granted under this plan from 14,902,701 to 34,902,701. In June 2013, our stockholders approved an amendment to this plan to increase the number of shares of our common stock that may be granted under this plan by 21,000,000, from 34,902,701 to 55,902,701. Additionally, in connection with the acquisition of NET, we assumed NET's 2008 Stock Incentive Plan, which provides for the award of stock options, restricted stock, performance-based awards and stock appreciation rights to Sonus employees who were previously NET employees and Sonus employees hired after August 24, 2012, the NET acquisition date. In connection with the acquisition of PT, we assumed its Performance Technologies, Incorporated 2001 Stock Option Plan, Performance Technologies, Incorporated 2003 Omnibus Incentive Plan and 2012 Amended Performance Technologies, Incorporated Omnibus Incentive Plan (the "2012 Omnibus Plan"). PT's 2001 Stock Option Plan had expired for purposes of new options by its terms on May 31, 2011 but was assumed by us solely for the purpose of administering any outstanding options under this plan. Meanwhile, PT's 2003 Omnibus Incentive Plan was assumed by us solely for the purpose of administering any outstanding awards under such plan as of the PT closing. PT's 2012 Omnibus Incentive Plan provides for the award of stock options, restricted stock, stock appreciation rights and other stock-based awards to Sonus employees who were previously PT employees and Sonus employees hired after February 19, 2014, the PT acquisition date. All unissued shares reserved for further issuance under such plans will be substituted with shares of our common stock.

At our special meeting of stockholders to be held on December 2, 2014, we will request that stockholders approve certain amendments to our 2007 Plan, including an amendment to increase the aggregate number of shares of our common stock authorized for issuance under the 2007 Plan by 10,000,000 new shares, from 55,902,701 shares to 65,902,701 shares. At our 2013 annual meeting of stockholders, when we requested and our stockholders approved an additional 21,000,000 shares for the 2007 Plan, we anticipated that those shares, along with those previously available for grant, would be sufficient to meet our needs through the 2015 annual meeting of stockholders. However, we currently believe that we will not have sufficient shares to make new hire, retention and promotion grants and annual incentive grants to be issued in the first quarter of 2015 and it is not certain that our stockholders will approve an increase in the number of shares that we are authorized to issue under the 2007 Plan. If our stockholders do not approve the amendments to the 2007 Plan, the limited number of shares available for use as equity incentives to employees may make it more difficult for us to attract, retain and motivate key personnel.

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

Delaware law and our charter documents contain provisions that could discourage or prevent a potential takeover, even if such a transaction would be beneficial to our stockholders.

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

Any provision of our amended and restated certificate of incorporation or amended and restated by-laws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock. Although we believe that our amended and restated certificate of incorporation and our amended and restated bylaws and provisions of Delaware law provide an opportunity for the Board of Directors to assure that our stockholders realize full value for their investment, they could have the effect of delaying or preventing a change of control that some stockholders may consider beneficial.

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

Until recently, a majority of NET's government sales has involved the Promina product, for which sales have declined substantially in recent periods. While governmental agencies have purchased and are evaluating some of our new products for broader deployment, this new line of business may not develop quickly or be sufficient to offset future declines in sales of the Promina product. Spending by government customers fluctuates based on budget allocations and the timely passage of the annual federal budget. An impasse in federal government budget decisions could lead to substantial delays or reductions in federal spending. During 2011, the U.S. federal government was unable to reach agreement on budget reduction measures required by the Budget Control Act of 2011 (the “Budget Act”). The sequestration began on March 1, 2013 as a result of budget cuts enacted by the Budget Act, including automatic reductions in both defense and discretionary spending. The effect of the sequestration on the fiscal year 2014 budget has had an effect on our Government sales. Some potential fiscal year 2014 opportunities were delayed until fiscal year 2015 and others were canceled. This has resulted in lower sales to the Federal Government over the last 12 months than we had anticipated.

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

The Department of Defense ("DOD") has issued specific requirements for IP networking products for features and interoperability. In order for a vendor's product to be used to connect to the DOD network, that product must pass a series of significant tests and be certified by the Joint Interoperability Test Command (“JITC”). Certain of our products are already certified by JITC, including the Sonus SBC 5110 and the Sonus SBC 5210 session border controllers, as well as the Sonus NX1000 IP Access Switch, the Promina 800 Multiplexor and the VX900 VoIP Secure Voice Gateway. However, if we are unable to obtain JITC certification as needed, our DOD sales, and hence our revenue and results of operations, may suffer.

A limited portion of the revenue generated from our government customers is based on our contract with the General Services Administration (“GSA”). This contract imposes significant compliance and reporting obligations on us. The contract also establishes a fixed price under which government customers may purchase our products and provides for automatic mandatory price reductions upon certain events. In addition, the GSA can impose financial penalties for non-compliance.

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

Under generally accepted accounting principles, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Our intangible assets increased by approximately $17 million in 2012 as a result of our acquisition of NET. Goodwill, which increased by approximately $27 million as a result of our acquisition of NET, is tested for impairment at least annually. Additionally, our goodwill increased by approximately $7 million as a result of the acquisition of PT, net of the reduction of goodwill related to the sale of the MPS business. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, significant change in circumstances relative to a large customer, significant decline in our stock price for a sustained period and decline in our market capitalization to below net book value.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
June 28, 2014 to July 25, 2014	1,777	$4.04	—	$32,491,137
July 26, 2014 to August 22, 2014	1,006,974	$3.65	990,300	$28,877,023
August 23, 2014 to September 26, 2014	738,942	$3.73	720,620	$26,124,750
Total	1,747,693	$3.69	1,710,920	$26,124,750

(1) Upon vesting of restricted stock awards, our employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. During the third quarter of fiscal 2014, 36,773 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

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
3.1
Certificate of Elimination of Series A Junior Participating Preferred Stock of Sonus Networks, Inc. as filed with the Secretary of State of the State of Delaware on September 18, 2014 (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014).

4.1
Amendment No. 3 dated as of September 17, 2014 to Rights Agreement, first dated June 26, 2008 and as amended on each of June 10, 2011 and June 21, 2013, between Sonus Networks, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.4 to the registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014).

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

Date: October 28, 2014	SONUS NETWORKS, INC.

By:	/s/ Mark T. Greenquist
Mark T. Greenquist Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

3.1
Certificate of Elimination of Series A Junior Participating Preferred Stock of Sonus Networks, Inc. as filed with the Secretary of State of the State of Delaware on September 18, 2014 (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014).

4.1
Amendment No. 3 dated as of September 17, 2014 to Rights Agreement, first dated June 26, 2008 and as amended on each of June 10, 2011 and June 21, 2013, between Sonus Networks, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.4 to the registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 18, 2014).

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