Form 10-K
period 2014-12-31
SONUS NETWORKS INC
filed 2015-02-25
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $863,783,000 based on the closing price for the Common Stock on the NASDAQ Global Select Market on June 27, 2014, which reflects the one-for-five reverse stock split of our common stock that was made effective on the NASDAQ Global Select Market as of the commencement of trading on January 30, 2015. As of February 13, 2015, there were 49,431,461 shares of common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Registrant's 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

SONUS NETWORKS, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2014

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

PART I

Item 1. Business

Overview

Sonus helps many of the world's leading communications service providers and enterprises embrace the next generation of Session Initiation Protocol ("SIP") and 4G/LTE (Long Term Evolution)-based solutions, including Voice over Internet Protocol ("VoIP"), video and Unified Communications ("UC") through secure, reliable and scalable Internet Protocol ("IP") networks. With customers around the globe and more than 15 years of experience transforming networks to IP, Sonus enables service providers and enterprises to capture and retain users and generate significant related return on investment. Sonus products include session border controllers ("SBCs"), Diameter signaling controllers ("DSCs"), policy/routing servers, media and signaling gateways and network analytics tools. Sonus products are supported by a global services team with experience in design, deployment and maintenance of some of the world's largest IP networks.

Our solutions enable the delivery of real-time communication applications over wireline and wireless IP infrastructure with the same performance and quality level historically delivered from legacy voice time-division multiplexing ("TDM") technologies. Our original flagship product, the GSX9000 VoIP softswitch, helped usher in the VoIP revolution by providing a carrier-class IP telephony switch that would support the transition from circuit-switched to IP-based network communications. Other products soon followed, such as the Sonus ASX Feature Server and the Sonus PSX Centralized Routing & Policy Server, which allowed communications service providers to replace high-cost circuit-based and space-consuming network equipment with smaller and more cost-efficient IP-based servers. We leveraged this expertise in managing and scaling large VoIP networks and introduced one of the industry's first SBCs to address the growing need for secure interconnection between private communications networks and the public Internet.

Today we provide communication solutions to service providers and to enterprises that enable them to protect, secure and unify their real-time communications infrastructures. Our solutions enable our customers to seamlessly link and leverage multivendor, multiprotocol communications systems and applications across their networks, around the world and in a rapidly changing ecosystem of IP-enabled devices such as smartphones and tablets. Our solutions help our customers realize the intended value and benefits of UC platforms by enabling disparate communications environments, commonplace in most enterprises today, to work seamlessly together. Likewise, Sonus solutions facilitate the evolution to cloud-based delivery of UC solutions.

We have traditionally sold our products through a global direct sales force, with additional sales support from regional channel partners throughout the world. In 2012, we launched an expanded channel partner program, the Sonus Partner Assure Program, to expand our coverage of the service provider and enterprise markets. Our service provider customers include AT&T, Belgacom ICS, BT Group, CenturyLink, COLT, KDDI, Level 3, Orange, Softbank Corporation, TalkTalk, Tata Communications, T-Systems Business Services (a division of Deutsche Telekom Group), Verizon, Vonage and XO Communications.

In concert with the Sonus Partner Assure Program, we enhanced our flagship SBC 5200 to be more enterprise- and channel-centric and launched a new SBC, the SBC 5100, to address the requirements for smaller offices and branch offices as a result of their VoIP and SIP deployments. The acquisition of Network Equipment Technologies, Inc. ("NET") in August 2012 also provided Sonus with strong expertise in the Microsoft Lync market and a presence in the U.S. federal government market. Today, Sonus has more Lync-qualified SBCs than any other vendor. In October 2013, we introduced the industry’s first software-based SBC architected with unlimited scalability and advanced features, the Sonus SBC SWe (Software edition). On February 19, 2014, we completed the acquisition of Performance Technologies, Incorporated ("PT"), a Delaware corporation. This acquisition has enabled us to expand and diversify our portfolio with an integrated, virtualized Diameter and SIP-based solution and deliver strategic value to service providers seeking to offer new multimedia services through mobile, cloud-based, real-time communications. On February 24, 2014, we announced our new Sonus SBC 7000 SBC (the "SBC 7000"), which is designed to address scalability requirements for real-time, multimedia communications with the capability to license up to 150,000 sessions. The SBC 7000 is purpose-built to support emerging services such as high definition ("HD") voice and video, Voice over Long-Term Evolution ("VoLTE") and Rich Communications Services ("RCS").

Our SBC products are the fastest-growing segment of our business, addressing the needs of mid- to large-sized enterprises from core infrastructures to branch offices, as well as the full spectrum of communications services providers, both large and small.

In October 2014, we announced our software-based DSC and software-based policy and routing engine ("PSX"). By the end of 2014, we had virtualized our SBC, DSC and PSX products, leading this aspect of the market as evolving network architectures transition to leveraging virtualized network functions as part of software-based, programmable networks.

In December 2014, our stockholders approved an amendment to our Fourth Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our common stock, with the ratio, implementation and timing of such reverse stock split (within specified parameters) to be determined in the discretion of our Board of Directors. In January 2015, the Reverse Stock Split Special Committee of our Board of Directors set the ratio for the reverse stock split at one-for-five and such reverse stock split was made effective on the NASDAQ Global Select Market as of the commencement of trading on January 30, 2015.  As a result of the reverse stock split, the number of our issued and outstanding shares was adjusted such that every five shares of common stock were converted into one share of common stock, reducing the authorized number of shares of our common stock from 600,000,000 to 120,000,000. Proportional adjustments were also made to our equity incentive plans, as well as to any outstanding restricted stock awards and stock options granted under such equity incentive plans to maintain the economic value of the awards.  Following the effective date of the reverse stock split, the par value of the common stock remained at $0.001 per share. Unless otherwise indicated, all references herein to shares outstanding and share issuances have been adjusted to give effect to the aforementioned reverse stock split.

Industry Background

The single greatest capital cost for telecommunications service providers has been and continues to be their infrastructures. In order to leverage these capital investments and deliver new services such as triple-play (voice, television and Internet) bundles, service providers must consolidate their infrastructure from the costly, legacy Public Switched Telephone Network ("PSTN") infrastructures into the more efficient and flexible IP-based network models which we believe are driving their revenue-growth objectives. Migrating from the PSTN to IP reduces costs by enabling the consolidation of voice, video and data within a single IP-based networking infrastructure. In an effort to further leverage their capital investments and deliver new IP-based services, the industry is undergoing another major transformation from hardware-centric IP-based networks toward software-centric programmable IP-based networks.

The shift from PSTN- to IP-based communications began around 1996 and was driven by the desire of communications service providers to deliver new IP data services to grow their revenue. For most telecommunications service providers, the move to IP-based network communications presumed a strategic, phased migration. This strategy often involved deploying VoIP-based network equipment to enable the inter-networking between legacy TDM infrastructures and the new IP-based infrastructures. As a result, service providers typically found themselves operating hybrid networks that featured a mix of old (TDM) and new (IP/SIP) technology. The interoperability of these technologies introduced several issues, such as security, call control and quality of service requirements, which had to be addressed over a converged IP network that now carried not just data, but voice and multimedia data streams as well. Our original solution portfolio focused almost exclusively on helping telecommunications service providers successfully transition from TDM to all-IP communications while reducing costs and increasing revenue opportunities. As IP-to-IP communications have become more common, our main product focus has naturally shifted from core network switching to SBCs. As 4G/LTE networks began to displace 3G and older wireless networks, creating additional security risks and network congestion, our product focus has more recently shifted to DSCs.

While we anticipate that TDM-to-IP interoperability will remain a core requirement of communications networks for many years to come, communications service providers and enterprises face a new generation of potentially disruptive market trends, including cloud-based communications, UC, Bring Your Own Device/Application ("BYOD/A"), Software Defined Networking ("SDN") and Network Functions Virtualization ("NFV"). Although hosted communications have been available for years, hosting them in the cloud represents a unique opportunity for service providers. This is a key trend currently affecting both enterprises and service providers. Local and long-distance voice, video, Interactive Voice Response ("IVR") systems and call recording are just a few examples of applications that are beginning to be delivered in this manner. Another key trend affecting enterprises and service providers is the demand by users for the unification of communication modalities such as voice, instant messaging ("IM"), short message service ("SMS"), video and web-sharing. A third key trend primarily impacts enterprises and their ability to support the explosion of communications devices (e.g., tablets, smartphones, laptops) and third-party applications in the workforce. Another key trend, which involves SDN and NFV, is the virtualization of certain products to enable certain network functionality, such as the SBC, PSX (and its derivatives) and DSC to run as software on commercial, off-the-shelf platforms or, alternatively, to be hosted within other network elements. The primary benefit of this trend for service providers is the ability to more rapidly innovate and deploy new applications, service and infrastructure to meet their customers' evolving needs. We believe our software-based SBC, DSC and policy solutions are designed to help enterprises and service providers effectively address these trends.

Network Requirements and the Sonus Solutions

The introduction of the Sonus GSX9000 Open Services Switch helped to change the perception that VoIP was an inferior alternative to the PSTN. That original commitment to quality, found in all of our solutions today, can be summed up in five solution attributes: Security, Reliability, Scalability, Interoperability and Simplicity.

Security. IP communications networks must be secure against both internal and external attacks. Our SBCs and other networking products provide robust network security through a variety of methods including endpoint authentication, signaling and media encryption, prevention of denial-of-service ("DoS") and distributed DoS ("DDoS") attacks, Network Address Translation firewall support and user-defined security policies such as whitelisting and blacklisting.

Reliability. Communications service providers and enterprises operate complex, mission-critical networks. Our products are designed to offer the highest levels of quality and reliability, including:

•	Full redundancy, designed for 5-nine's (99.999%) availability;

•	Quality of service equal or superior to the PSTN;

•	System hardware designed to comply with Network Equipment Building System standards Level 3;

•	Interworking between numerous signaling and media formats to support multivendor, global networks; and

•	Sophisticated security, network monitoring and analytics capabilities.

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

Interoperability. New network infrastructure equipment and software must often sustain the full range of network communications standards, supporting both data networking protocols as well as telephony protocols. Infrastructure solutions must also integrate seamlessly with existing operations support systems. Our products are designed to be compatible with a wide range of voice and data networking standards and interfaces, including:

•	SS7 and other telephony signaling protocols, including numerous country variants, number translations (e.g., ENUM and DNS) and intelligent services routing;

•	Call signaling standards such as SS7/SIGTRAN, SIP and its variants: BICC, MGCP and H.323;

•	Narrowband and Wideband media encoding/decoding formats and standards such as G.711 and G.722;

•	All bearer interfaces over both packet- and circuit-based bearers such as TDM, Optical and Ethernet;

•	Management and accounting interfaces such as Radius, Diameter, SNMP and AMA;

•	Interoperability with enterprise systems including Private Branch eXchanges ("PBXs"), IVR applications and Microsoft Lync Server; and

•	Interoperability between 2G/3G networks and 4G/LTE networks.

Simplicity. Our products are built on the idea of a simple, flexible architecture that allows communications service providers and enterprises to quickly deploy them individually in specific roles (e.g., as a standalone SBC) or collectively in broader solutions such as international gateways, IP-based networks and 4G/LTE networks. This is accomplished through our unique, centralized SIP architecture as well as our commitment to third-party interoperability testing and certification, adherence to industry standards and our industry-leading global services organization.

Sonus Products

At December 31, 2014, our products included the following:

Sonus Session Border Controllers
Our portfolio of SBCs addresses the network requirements for small, medium and large businesses as well as regional and global communications service providers. SBCs are the fastest-growing segment of our business, and today Sonus offers a broad range of SBCs that scale from a handful of SIP sessions to hundreds of thousands of sessions, and collectively represent the largest number of Lync-certified SBCs from any vendor on the market.

We currently offer eight unique SBC products:

•	Sonus SBC 1000 for small businesses and branch offices that require performance of up to 160 concurrent SIP sessions in a standalone SBC;

•	Sonus SBC 2000 for mid-size enterprises, branch offices and regional Points of Presence ("PoPs") that require performance of up to 600 concurrent SIP sessions in a standalone SBC;

•	Sonus SBC 5100 for enterprises and service providers that require performance of up to 10,000 concurrent SIP sessions in a standalone SBC;

•	Sonus SBC 5200 for enterprises and large national/global service providers that require performance of up to 64,000 concurrent SIP sessions in a standalone SBC;

•	Sonus SBC 9000 for large enterprises and service providers that require a hybrid gateway/SBC solution for a mix of TDM and IP voice traffic;

•	SBC VX, a hybrid solution sold to the U.S. government and its agencies;

•	Sonus SBC SWe (Software edition), a software-based SBC for virtual environments, remote deployments and instances where virtualized software-based implementations are required; and

•	Sonus SBC 7000 for real-time, multimedia communications that require performance of up to 150,000 sessions in a single appliance.

Sonus GSX9000 Open Services Switch
The Sonus GSX9000 Open Services Switch (the "GSX9000"), bridges IP and TDM networks by converting any type of voice signal into IP packets and transmitting those IP packets over a data network. It then converts whatever type of signal is necessary to be deposited back onto non-IP networks and delivers such signal to its intended destination. The GSX9000 is designed to deliver voice quality that is equal or superior to that of the legacy circuit-switched public network. Further, it supports multiple voice encoding schemes used in circuit switches and delivers a number of other voice compression algorithms. The GSX9000 scales to very large configurations, such as those required by large national service providers. A single GSX9000 shelf can support up to 22,000 simultaneous calls, while a single GSX9000 in a multiple-shelf configuration can support 100,000 or more simultaneous calls. The GSX9000 also operates with our PSX Policy & Routing Server and with softswitches and network products offered by other vendors.

Sonus Diameter Signaling Controllers
The trend toward 4G/LTE networks and increasingly mobile-centric communications is expected to result in a significant rise in Diameter traffic in service provider networks. To address the anticipated growth of Diameter traffic in the network, Sonus offers its Diameter Signaling Controller, the Sonus DSC 8000. The DSC 8000 is designed to provide high performance, capacity, scalability and interoperability for 4G/LTE networks. The Sonus DSC solution is also available as a software-only product, DSC SWe, which can be run on common-off-the-shelf hardware and in virtual instances for superior price/performance.

Sonus Signal Transfer Points
The Sonus Signal Transfer Protocol ("STP") acts as the switch/router in an SS7 signaling network, managing and controlling all signaling traffic. The STP's vast array of network interfaces provide network planners the ability to design and implement SS7 network architectures that meet both the physical and business requirements of their companies. These interfaces include TDM SS7 Links, Asynchronous Transfer Mode SS7 Links, High Speed "HSL" Annex "A" SS7 Links and the IP-based SISGTRAN Links.

Sonus PSX Policy & Routing Server
The Sonus PSX Policy & Routing Server (the "PSX") is the central routing and policy engine for our softswitch and distributed SBC solutions. The PSX plays an integral role in many of our network deployments, and provides both the call routing intelligence and policy intelligence for SIP sessions across the network. The PSX is unique in that it can act as a central control and provisioning point for hundreds of switches or SBCs, resulting in significant operational savings for our customers. The PSX is based upon a modular architecture that is designed for high performance and scalability, as well as interoperability with third-party gateways, devices and services. The PSX is an all-IP component and can perform most IP-based database lookups natively. The core PSX platform is also extensible through applications to address solutions such as Least Cost Routing, Number Portability and Breakout Gateway Control Functions (for hybrid IP Multimedia Subsystem networks). The PSX can also be deployed in virtualized environments as a software-only instance via the Sonus Virtualized PSX (SWe) product.

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

•
Sonus Performance Assurance Suite, which provides tools to monitor, analyze and improve network quality and performance through key performance indicators, call detail record ("CDR") analysis, dynamic threshold alarms and more;

•	Sonus Element Management System for centralized management and provisioning of Sonus network elements; and

•	Sonus DataStream Integrator for integration of CDRs with back-office billing and accounting systems.

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

The Sonus Global Services team is an important part of our success, providing our customers with:

•	A full-service portfolio including consulting, integration, deployment, migration, operation support, monitoring and managed services;

•	Global reach through our worldwide service organization and partner presence in all major global markets;

•	Program managers who use a disciplined methodology for all deployment and integration projects; and

•	Consistent execution in the design, deployment and support of the world's largest and most advanced networks.

In addition to global support teams, at December 31, 2014, Sonus Global Services maintained regional technical assistance centers located in Westford (Massachusetts), Tokyo (Japan), Prague (Czech Republic), Ottawa (Canada) and Kuala Lumpur (Malaysia), a customer test center located in Richardson (Texas) and customer support centers in Dulles (Virginia) and Bangalore (India).

Sonus Market Strategy

Sonus sees opportunity in the cloud as enterprise-based UC infrastructures increasingly move to cloud-based delivery systems. The trend toward cloud-based communications is driven by many market factors and requires infrastructure investment by the enterprises who buy cloud services as well as the communications service providers that deliver cloud services. Our SBCs, installed in service provider and enterprise networks, enable these customers to deliver high quality real time communication services when delivered across and between multiple infrastructures and heterogeneous IP-PBX corporate environments. Additionally, when installed at the edge of service providers' and enterprise networks, our SBCs allow these customers to securely and seamlessly deliver consolidated voice and data services to enterprises through SIP trunking services.

We expect that communications service providers will look to a variety of ways to monetize their SIP trunking services by offering new cloud services, including hosted and managed UC infrastructure and applications. We also anticipate that service providers will expand their cloud-based real time communication services, further driving a need for SIP and Diameter-based infrastructure equipment. To that end, we are partnering with companies such as BroadSoft whose products allow service providers to increase their cloud application offerings while using our SBCs and policy solutions to facilitate the integration of their networks and offerings.

We currently sell our SBCs to enterprise customers for use at both the core and the edge of their networks, which allows them to set up a secure IP network with their service providers, consolidate dial plans and routing services and evolve from their legacy PBX infrastructures. In adopting cloud-based services, we expect that enterprises will continue to leverage their premise-based assets (e.g., PBXs) and, as such, will continue to need strong interworking and policy management to enable these cloud- and premise-based components to work together seamlessly. We believe that enterprises are also seeking to enable UC solutions in their networks, and expect Microsoft's UC platform to play a key role in their communications productivity. Sonus currently offers the broadest portfolio of Microsoft Lync-qualified SBCs to enable enterprises to integrate Lync with existing PBXs or facilitate their migration from a PBX to Lync. Additionally, we have strong certified channel partners that continue to support customers' migrations to Lync.

As mobile networks continue to accelerate their adoption of LTE and the many services it will bring, our DSC, along with our SBC, provides the critical edge interconnection for deployment in these networks. Providing both protection and interoperability between carriers and service providers, we believe our single vendor solution for data, voice, media and authentication are well positioned for this high growth area. In addition to the Diameter Edge function, our scalable DSC also can be used in the core of the network providing Diameter Routing and load balancing to handle congestion management and reduce network complexity.

We plan to continue developing new solutions internally and through partnerships that allow our customers to stay ahead of the rapid technology shifts in the communications industry. Following are some key principles driving our product evolution:

Expand our solutions to address emerging IP-based markets, such as session border control. The transformation from legacy TDM networks to all-IP networks has created new requirements for security, peering and media manipulation as well as an opportunity for creating IP-to-IP services at the network edge. The requirements for security and peering go far beyond the legacy functionality of SBCs and include not only the operator's requirements for a border gateway to other IP networks, but also a wide variety of requirements associated with the need for enterprises to control their own IP networks. The multimedia nature of these emerging services also provides an opportunity for us to create innovative services at the edge of the network, both individually and with the help of partners such as BroadSoft and Juniper Networks. The evolution of our SBC product family empowers operators to address all of the above requirements and enables them to create unique IP-to-IP services.

Expand and broaden our customer base by targeting specific market segments, such as enterprises and wireless operators. We plan to penetrate additional customer segments and believe that new and incumbent service providers will build out their VoIP infrastructures at different rates. The next-generation communications service providers, who are relatively unencumbered by legacy equipment, have been initial purchasers of our equipment and software. Other newer entrants, including wireless operators, cable operators and Internet service providers ("ISPs"), have also been early adopters of our products. Moreover, incumbents, including interexchange carriers, regional Bell operating companies and international operators, are adopting packet-voice technologies. Large enterprises are often operating voice networks that can be as complex as a small to mid-sized service provider, and we believe that our products are a good match for their needs for secure, reliable and scalable communications. We also continue to expand our SBC portfolio with the needs of the small and medium business customer in mind.

Expand our global sales, marketing, support and distribution capabilities. As a primary supplier of network infrastructure solutions to Tier 1 service providers (a service provider that can reach every other network on the Internet without purchasing IP transit), we require a strong worldwide presence. We have an established sales presence throughout North America, Europe, Asia/Pacific, the Middle East, Africa, and Central/South America. We augment our global direct sales force by working with international partners in key markets around the world. In 2013, we expanded our partner program, the Sonus Partner Assure Program, into a two-tiered structure to better support our growing and diverse community of SBC channel resellers. As of December 31, 2014, we had 443 partners enrolled in the Sonus Partner Assure Program worldwide.

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

Sonus Customers
Our solutions are deployed in many of the world's leading service provider and enterprise networks, including AT&T, Belgacom, BT Group, Cable & Wireless, CenturyLink, CITIC 1616, Global Crossing, KDDI, KVH, Level 3, NTT Communications, Orange Business Services, Softbank Corporation, TalkTalk, T-Systems Business Services (a division of Deutsche Telekom Group), Verizon and XO Communications. In recent years, we have seen a significant increase in the number of enterprise customers purchasing our SBC product portfolio as a result of our overall channel partner program.

The table below provides information regarding our customer who accounted for 10% or more of our revenue for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
AT&T	19%	15%	20%

Sales and Marketing

We sell our products principally through a direct sales force and, in some markets, through or with the assistance of distributors and resellers such as AT&T, Arrow S3, Dimension Data, Nissho Electronics Corporation (Japan), Orange Business Systems, ScanSource, TSG, Sumitomo Corporation (Japan), Verizon and Westcon. In 2012, we established our channel partner program, Sonus Partner Assure, to serve particular markets and provide our customers with opportunities to purchase our products in combination with related services and products. In 2013 and 2014, we continued to add partners to our Sonus Partner Assure Program.

Product Research and Development

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology into new products and maintaining comprehensive product and service offerings. Our research and development process leverages innovative technology in response to market data and customer feedback. In 2012, we introduced differentiated products to address market and customer needs, including the Sonus SBC 5100 Session Border Controller. In addition, we completed the acquisition of Network Equipment Technologies, Inc. ("NET") and have incorporated their SBC products into our product SBC portfolio as the Sonus SBC 1000 and the Sonus SBC 2000. In 2013, we introduced the first software-based SBC to feature advanced capabilities and unlimited scalability, the Sonus SBC SWe (Software edition). In 2014, we announced software-only versions of our PSX policy server and DSC products, as well as our most powerful SBC to date, the SBC 7000.

We have assembled a team of highly skilled engineers with significant telecommunications and networking industry experience. Our engineers have experience in and with leading wireline and wireless telecommunications equipment suppliers, computer data networking and multimedia companies. Our engineering effort is focused on SBC and DSC product development, new applications and network access features for enterprises, solutions to support Unified and cloud-based communications services and next-generation wireless technologies. At December 31, 2014, we maintained research and development offices in Massachusetts, California, Illinois, New York and New Jersey in the United States; Kanata, Ontario Canada; Bangalore, India and Swindon, United Kingdom. We have made, and intend to continue to make, a substantial investment in research and development.

Our research and development expenses were $79.4 million for the year ended December 31, 2014, $69.6 million for the year ended December 31, 2013 and $67.3 million for the year ended December 31, 2012.

Competition

The market for voice and multimedia network equipment remains competitive worldwide, but there are historical regional differences in services, regulations and business practices among sub-markets that can benefit individual vendors. Regardless of the region, the overall market is subject to rapid technological change, affected by new product introductions, changing customer demands, industry consolidation and other market activities of industry participants. To compete effectively, we must deliver innovative products that are easy to use and deploy, provide extremely high reliability and quality, scale easily and efficiently, interoperate with existing network infrastructures and multivendor solutions, provide effective network management, are accompanied by comprehensive customer support and professional services, provide a cost-effective and space-efficient solution for enterprises and service providers and meet price competition from low-cost equipment providers. We expect competition to persist and intensify in the future. Our primary sources of competition include vendors of networking and telecommunications equipment, such as Alcatel Lucent, AudioCodes Ltd., Cisco Systems, Inc., Ericsson LM Telephone Company, GENBAND Inc., Huawei Technologies Co. Ltd., Mavenir, Metaswitch, Nokia Systems Network (NSN) and Oracle Corporation (which acquired Acme Packet, Inc. in 2013).

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

At December 31, 2014, we held 123 U.S. patents with expiration dates ranging from April 2016 through October 2032, and had 28 patent applications pending in the United States. While we have two patents that are set to expire within the next two years, the expiration of these patents is not expected to have a material effect on our financial position or future operations since this patent does not relate to our current business strategy and therefore is not of material value to us. In addition, at December 31, 2014, we held 33 foreign patents with expiration dates ranging from June 2019 through October 2027, and had 13 patent applications pending abroad. We also have a number of registered trademarks in the United States, including Sonus, the Sonus logo, NetAssure, NetEng, NetScore, Promina and Tenor. In addition to the protections described above, we seek to safeguard our intellectual property by:

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

Manufacturing

As of December 31, 2014, we outsourced the manufacturing of our products to three manufacturers. Our contract manufacturers provide comprehensive manufacturing services, including assembly and testing of our products and procurement of component materials on our behalf. We believe that outsourcing our manufacturing enables us to preserve working capital, allows for greater flexibility in meeting changes in demand and enables us to be more responsive in delivering products to our customers. At present, we purchase products from our contract manufacturers on a purchase order basis.

We and our contract manufacturers currently purchase several key components of our products, including commercial digital signal processors, from single or limited sources. We purchase these components on a purchase order basis.

Please see generally the risks that are more fully discussed in “Item 1A. Risk Factors” for risks related to our manufacturing operations.

Backlog

We sell products and services pursuant to purchase orders issued under master agreements that provide standard terms and conditions that govern the general commercial terms and conditions of the sale. These agreements typically do not obligate customers to purchase any minimum or guaranteed quantities, nor do they generally require upfront cash deposits. At any given time, we have orders for products that have not yet been shipped and for services (including our customer support obligations) that have not yet been performed. We also have orders relating to products that have been delivered and services that have been performed but have not yet been accepted by the customer under the applicable purchase terms. We include both of these situations in our calculation of backlog. A backlogged order may not result in revenue in the quarter in which it was booked, and the actual revenue recognized in a quarter may not equal the total amount of related backlog. Therefore, we do not believe that our backlog, as of any particular date, is necessarily indicative of actual revenue for any future period. In addition, we expect to derive a greater percentage of our revenue in the future from the enterprise market and through sales channels where speed of fulfillment is essential to winning business. Consequently, we expect to derive a lower percentage of our business from large service provider orders that are delivered over multiple quarters and years and we expect our backlog to decrease as a result. Our backlog was approximately $101 million at December 31, 2014 and approximately $115 million at December 31, 2013.

Employees

At December 31, 2014, we had a total of 1,193 employees. Our employees are not represented by any collective bargaining agreement. We believe our relations with our employees are good.

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

Our classification of revenue by geographic area is determined by the location of our customers. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Year ended December 31,
	2014	2013	2012
United States	71%	69%	68%
Europe, Middle East and Africa	13	12	13
Japan	9	12	14
Other Asia Pacific	5	5	4
Other	2	2	1
	100%	100%	100%

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

We incurred net losses in 2014, as well as in 2013 and 2012. We may incur additional net losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

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

Our future success will depend on our ability to attract additional customers beyond our current customer base. In 2014, 2013 and 2012, one customer, AT&T, contributed more than 10% of our revenue, representing approximately 19% of our revenue in 2014, 15% of our revenue in 2013 and 20% of our revenue in 2012. Factors that may affect our ability to grow our customer base include the following:

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

We continue to enhance our sales strategy, which we expect will include more significant engagements with value-added resellers and global system integration partners to resell our products and services. Disruptions to, or our failure to effectively develop and manage, these partners and the processes and procedures that support them could adversely affect our ability to generate revenues from the sale of our products and services. If we do not have adequate personnel, experience and resources to manage the relationships with these partners and to fulfill our responsibilities under such arrangements, such shortcomings could lead to the decrease of the sales of our products and services and our operating results could suffer.

We continue to enhance our sales strategy, which we expect will include more significant engagements with VAR channel partners and system integrators to resell our products and services. Our future success is dependent upon establishing and maintaining successful relationships with a variety of distributors and value-added distribution, VAR and systems integration partners. We may also need to pursue strategic partnerships with vendors who have broader technology or product offerings in order to compete with end-to-end solution providers. In addition, many of the enterprise markets we are pursuing require a broad network of resale partners in order to achieve effective distribution.

Many of our distribution and channel partners sell competitive products and services and the loss of, or reduction in sales by, these partners could materially reduce our revenues. Our sales through channel partners typically involve the use of our products as components of a larger solution being implemented by the systems integrator. In these instances, the purchase and sale of our products are dependent on the channel partner, who typically controls the timing, prioritization and implementation of the project. Project delays, changes in priority or solution re-design decisions by the systems integrator can adversely affect our product sales. If we fail to maintain relationships with our distribution, VAR and systems integration partners; fail to develop new relationships with other partners in new markets; fail to manage, train or provide incentives to our existing partners effectively; or if these partners are not successful in their sales efforts, sales of our products and services may decrease and our operating results could suffer. Moreover, if we do not have adequate personnel, experience and resource to manage the relationships with our partners and to fulfill our responsibilities under such arrangements, any shortcomings could have a material adverse impact on our business and consolidated financial statements.

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

Success in our industry requires large investments in technology and creates exposure to rapid technological and market changes. We spend a significant amount of time, money and resources both developing new technology, products and solutions and acquiring new businesses or business assets, as applicable, such as NET in August 2012, PT in February 2014. In January 2015, we acquired from Treq Labs, Inc. ("Treq") certain assets related to Treq's business of designing, developing, marketing, selling, servicing and maintaining software defined networking ("SDN") technology, SDN controller software and SDN management software (the "SDN Business"). and the software defined networking ("SDN") technology assets from Treq Labs, Inc. ("Treq") in January 2015. Our strategic plan includes a significant shift in our investments from mature technologies that previously generated significant revenue for us toward certain next-generation technologies as well as working with more channel partners to sell our products. In order for us to be successful, our technologies, products and solutions must be accepted by relevant standardization bodies and by the industry as a whole. Our choices of specific technologies to pursue, and those to de-emphasize, may prove to be inconsistent with our customers' investment spending. Our success also depends upon our ability to integrate new and acquired products and services, as well as our ability to enhance our existing products and services. Moreover, if we invest in the development of technologies, products and solutions that do not function as expected, are not adopted by the industry, are not ready in time, are not accepted by our customers as quickly as anticipated or are not successful in the marketplace, our sales and earnings may suffer and, as a result, our stock price could decline. As technology advances, we may not be able to respond quickly or effectively to developments in the market for our products, or new industry standards may emerge and could render our existing or future products obsolete. If our products become technologically obsolete or if we are unable to develop successor products that are accepted by our customers, we may be unable to sell our products in the marketplace and face declines in sales. We may also experience difficulties with software development, hardware design, manufacturing or marketing that could delay or prevent our development, introduction or marketing of new products and enhancements.

In 2012, the macro-environment for our media gateway trunking business faced significant declining revenues that happened faster than we were anticipating. In 2014 and 2013, we continued to experience significant declines in customer spending in our media gateway trunking business. Even though we continue to transform our company from a media gateway trunking business to an SBC and DSC business, a portion of our revenue remains dependent upon our voice infrastructure products, and our revenues will continue to depend upon their commercial success for the foreseeable future. If the market for these products continues to significantly decline and if our SBC and DSC sales do not accelerate as quickly as we forecast, our operating results could suffer.

While we continue to transform our company from a media gateway trunking business to an SBC and Diameter Signaling Controller ("DSC") business, a portion of our current revenue still depends upon the commercial success of our TDM-to-IP and our all-IP voice infrastructure products and solutions, and we believe this will remain true for the foreseeable future. If the market for these products continues to significantly decline and if our SBC and DSC sales do not accelerate as quickly as we forecast, our operating results could suffer.

Restructuring activities could adversely affect our ability to execute our business strategy.

We recorded restructuring expense of $18.7 million in the aggregate in 2014, 2013 and 2012, comprised of $11.9 million for severance and related costs, $6.3 million for the consolidation of certain facilities and $0.5 million for the write-off of assets associated with the headcount reduction and facilities consolidations. This restructuring and any future restructurings, should it become necessary for us to continue to restructure our business due to worldwide market conditions or other factors that reduce the demand for our products and services, could adversely affect our ability to execute our business strategy in a number of ways, including through:

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

If we fail to realize the anticipated benefits from our acquisitions of PT and the SDN Businessfrom Treq on a timely basis, or at all, our business and financial condition may be adversely affected.

We may fail to realize the anticipated benefits from our acquisition of PT and and/or the Treq Business acquisition on a timely basis, or at all, for a variety of reasons, as applicable, including the following:

•	problems or delays in assimilating or transitioning to Sonus the acquired assets, operations, systems, processes, controls, technologies, products or personnel;

•	loss of acquired customer accounts;

•	unanticipated costs associated with the acquisition;

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

•	multiple or overlapping product lines as a result of the PT acquisition that are offered, priced and supported differently, which could cause customer confusion and delays;

•	higher than anticipated costs in continuing support and development of acquired products;

•	diversion of management’s attention from our core business and the challenges of managing larger and more widespread operations from the acquisition;

•	adverse effects on existing business relationships of Sonus or PT with respective suppliers, licensors, contract manufacturers, customers, distributors, resellers and industry experts;

•	significant impairment, exit and/or restructuring charges if the products or technologies acquired in the acquisition do not meet our sales expectations or are unsuccessful;

•	insufficient revenue to offset increased expenses associated with the acquisition;

•	risks associated with entering markets in which we have no or limited prior experience;

•	potential loss of PT’s or our own employees; and/or

•	failure to properly integrate internal controls and financial systems of the combined companies.

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

We historically have used stock options and restricted stock as a significant component of our employee compensation program in order to align our employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. In 2007, our stockholders approved our 2007 Stock Incentive Plan (the "2007 Plan") which includes a limited amount of shares to be granted under such plan. In 2010, our stockholders approved amendments to this plan to, among other things, increase the number of shares of our common stock that may be granted under this plan from 2,980,540 to 6,980,540. In June 2013, our stockholders approved an amendment to this plan to increase the number of shares of our common stock that may be granted under this plan by 4,200,000, from 6,980,540 to 11,180,540. At our December 2014 special meeting of stockholders, our stockholders approved certain amendments to our 2007 Plan, including an amendment to increase the aggregate number of shares of our common stock authorized for issuance under the 2007 Plan (i) by 2,000,000 new shares, from 11,180,540 shares to 13,180,540 shares and (ii) by the number of shares of our common stock that are reserved for future issuance under our 2008 Stock Incentive Plan (the "2008 Plan") and the 2012 Amended Performance Technologies, Incorporated Omnibus Incentive Plan (the "2012 Plan," together with the 2008 Plan, the "Acquired Plans") immediately prior to the time the proposal was approved by our stockholders (which number was 313,747 shares) and any shares of our common stock subject to awards that were outstanding under the Acquired Plans immediately prior to the time the proposal was approved by our stockholders (which number was 810,064 shares subject to outstanding options and 2,000 restricted shares for an aggregate of 812,064 shares) that expire, are terminated, canceled, surrendered or forfeited, or are repurchased by us at their original issuance price pursuant to a contractual repurchase right under the Acquired Plans (subject, however, in the case of incentive stock options to any limitations under the Internal Revenue Code of 1986, as amended).

While we anticipate that these shares, along with those previously available for grant, will be sufficient to meet our needs through the 2015 annual meeting of stockholders, we may not have sufficient shares for our needs in the near future and it is not certain that our stockholders will either approve an increase in the number of shares that we are authorized to issue under the 2007 Plan or adopt a new stock incentive plan. If our stockholders do not approve any amendments that we determine are needed to the 2007 Plan or adopt a new stock incentive plan, the limited number of shares available for use as equity incentives to employees may make it more difficult for us to attract, retain and motivate key personnel.

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

Continuing turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, as well as political and economic issues in many regions, continue to put pressure on global economic conditions. Our operating results and our ability to expand into other international markets may also be affected by changing economic conditions particularly germane to that sector or to particular customer markets within that sector.

If we fail to compete successfully against telecommunications equipment and networking companies, our ability to increase our revenues and achieve profitability will be impaired.

Competition in the telecommunications market is intense. This market has historically been dominated by large incumbent telecommunications equipment companies, such as Ericsson LM Telephone Company and Huawei Technologies Co. Ltd., both of which are our direct competitors. We also face competition from other telecommunications and networking companies, including Alcatel Lucent, AudioCodes Ltd., Cisco Systems, Inc., Ericsson LM Telephone Company, GENBAND Inc., Huawei Technologies Co. Ltd., Mavenir, Metaswitch, Nokia Siemens Network (NSN) and Oracle Corporation, all of which design competing products. These or other competitors may also merge, intensifying competition. Additional competitors with significant financial resources may enter our markets and further intensify competition.

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

Our recently effected reverse stock split could impair the value of your investment or adversely affect the market liquidity of our common stock.

On December 2, 2014, our stockholders approved an amendment to our Fourth Amended and Restated Certificate of Incorporation, as amended, and authorized our Board of Directors to effect a reverse stock split of our issued and outstanding common stock and to decrease the number of authorized shares of common stock on a basis proportional to the reverse stock split ratio. On January 29, 2015, we effected a one-for-five reverse stock split of our common stock that was made effective on the NASDAQ Global Select Market as of the commencement of trading on January 30, 2015; however, there are risks associated with this reverse stock split, which may be viewed negatively by the market. For instance, if the market price of our common stock declines, the percentage decline may be greater than would have occurred prior to the reverse stock split. In addition, we cannot predict whether:

•	the reverse stock split will increase the per-share market price of our common stock on a sustained basis;

•
the per-share market price of our common stock after the reverse stock split will retain the per-share price increase resulting from the reduction in the number of shares of our common stock outstanding before the reverse stock split; or

•
the per-share market price of our common stock following the reverse stock split will attract institutional investors or investment funds or that such share price will satisfy the investing guidelines or institutional investors or investment funds who do not trade in lower priced stocks.

Furthermore, the liquidity of our common stock could be adversely affected by the reduced number of shares resulting from the reverse stock split. Brokerage firms often do not permit stocks trading below $5.00 per share to be sold short, but often permit short-selling of shares which are traded at higher prices. As a result, to the extent our per-share trading price is consistently above $5.00, investors may short our stock. This may increase the volatility of our stock price.

Our business could be jeopardized if we are unable to protect our intellectual property; additionally, in some jurisdictions, our rights may not be as strong as we currently enjoy in the United States.

We rely on a combination of security countermeasures within our deployed products, as well as patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. The legal systems of many foreign countries do not protect or honor intellectual property rights to the same extent as the legal system of the United States. It may be very difficult, time-consuming and costly for us to attempt to enforce our intellectual property rights in these jurisdictions. If competitors are able to use our technology, our ability to compete effectively could be harmed.

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

Campaigns by significant investors to effect changes at publicly-traded companies continue to be prevalent. There can be no assurance that one or more current or future stockholders will not pursue actions to effect changes in our management and strategic direction, including through the solicitation of proxies from our stockholders. If a proxy contest were to be pursued by any stockholder, it could result in substantial expense to us, consume significant attention of our management and Board of Directors, and disrupt our business.

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

In connection with the acquisition of PT in 2014, we increased the number of contract manufacturers we worked with from three to four contract manufacturers. However, by December 31, 2014, we had reduced the number of contract manufacturers back down to three without any supply disruption. Additionally, we switched from one single-source manufacturer to another in 2009 as well as in 2011 without any supply disruptions during either of these transitions. However, any future changes to or consolidations of our current contract manufacturers could lead to material shortages or delays in the supply of our products. In the event we elect to continue to consolidate and/or change any of our manufacturers, qualifying a new contract manufacturer to commence commercial scale production or consolidating to a reduced number of contract manufacturers are expensive and time-consuming activities and could result in a significant interruption in the supply of our products. If a change in contract manufacturers results in delays in our fulfillment of customer orders or if a contract manufacturer fails to make timely delivery of orders, we may lose revenues and suffer damage to our customer relationships.

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

We had one executive departure in 2014: the departure of our Executive Vice President of Strategy and Go-to-Market in July 2014. We had two executive departures in 2013: the departures of our former Senior Vice President, Global Services and Systems Management in August 2013 and our Senior Vice President and Chief Financial Officer in November 2013. We had two executive departures in 2012: the departures of our Senior Vice President of Engineering and Chief Technology Officer in August 2012 and our Vice President of Human Resources in September 2012. While we have since hired replacements and promoted certain individuals, there is always a risk of uncertainty and instability relating to our ability to find highly qualified successors for certain executive positions and to transition the duties and responsibilities of any departing key executive in an orderly manner.

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

A portion of our revenue is generated from sales to U.S. federal government agencies. Disruptions to, or our failure to effectively develop, manage and maintain our government customer relationships could adversely affect our ability to generate revenue from the sales of certain of our products. Further, such government sales are subject to potential delays and cutbacks, require specific testing efforts, and impose significant compliance obligations.

A portion of our total revenue from product sales comes from contracts with U.S. federal government agencies. None of our current government contracts include long-term purchase commitments. Government sales is a relatively new line of business for us due to our acquisition of NET in August 2012 and our acquisition of PT in February 2014, and disruptions to, or our failure to effectively develop, manage and maintain our government customer relationships, could adversely affect our ability to generate revenue from the sales of our products.

Until recently, a majority of NET's government sales has involved the Promina and NX TDM products and the VX VoIP Secure Voice Gateway, for which sales have declined substantially in recent periods. While governmental agencies have purchased and are evaluating some of our new products for broader deployment, this new line of business may not develop quickly or be sufficient to offset future declines in sales of these legacy products. Spending by government customers fluctuates based on budget allocations and the timely passage of the annual federal budget.

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

We rely upon the security of our information systems and, in certain circumstances, those of our third-party providers, such as vendors, consultants and contract manufacturers, to protect our proprietary information and information of our customers. Despite our security procedures and those of our third-party providers, our information systems and those of our third-party service providers are vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access, modify or delete our or our customers' proprietary information. Information technology system failures, including a breach of our or our third-party providers' data security measures, or the theft or loss of laptops, other mobile devices or electronic records used to back up our systems or our third-party providers' systems, could result in an unintentional disclosure of customer, employee, or our information or otherwise disrupt our ability to function in the normal course of business by potentially causing, among other things, delays in the fulfillment or cancellation of customer orders or disruptions in the manufacture or shipment of products or delivery of services, any of which could have a material adverse effect on our operating results. These types of security breaches could also create exposure to lawsuits, regulatory investigations, increased legal liability and/or reputational damage. Such consequences could be exacerbated if we or our third-party providers are unable to adequately recover critical systems following a systems failure.

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

A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements, taxation rules and varying interpretations of accounting pronouncements or taxation rules have occurred in the past and may occur in the future. The change to existing rules, future changes, if any, or the need for us to modify a current tax position may adversely affect our reported financial results or the way we conduct our business. For example, a new revenue recognition standard was issued in 2014 which will be effective for companies in 2017, and could have a material impact on our consolidated financial statements.

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

Under generally accepted accounting principles, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Our intangible assets increased by approximately $17 million in 2014 as a result of our acquisition of PT and by approximately $17 million in 2012 as a result of our acquisition of NET. Goodwill, which increased by approximately $27 million as a result of our acquisition of NET, is tested for impairment at least annually. Additionally, our goodwill increased by approximately $7 million as a result of the acquisition of PT, net of the reduction of goodwill related to the sale of PT's Multi-Protocol Server business. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, significant change in circumstances relative to a large customer, significant decline in our stock price for a sustained period and decline in our market capitalization to below net book value.

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

In August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Securities and Exchange Commission adopted new requirements for companies that use certain minerals and derivative metals (referred to as "conflict minerals" regardless of their actual country of origin) in their products. These metals, which include tantalum, tin, gold and tungsten, are central to the technology industry and are present in our products as component parts. As a result, we are required to investigate and disclose whether or not the conflict minerals that are used in our products originated from the Democratic Republic of the Congo or adjoining countries. There are various costs associated with these investigation and disclosure requirements, in addition to the potential costs of changes to products, processes or sources of supply as a consequence of such activities. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Also, we may face reputational challenges if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement or if we are unable to replace any conflict minerals used in our products that are sourced from the Democratic Republic of the Congo or adjoining countries, as there may not be any acceptable alternative sources of the conflict minerals in question or alternative materials that have the properties we need for our products. We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier and we may have to write off inventory in the event that it cannot be sold. These changes could also have an adverse impact in our ability to manufacture and market our products.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Our corporate headquarters is located in a leased facility in Westford, Massachusetts, consisting of 97,500 square feet under a lease that expires in August 2018. In addition to our corporate headquarters, we maintained, as of December 31, 2014, the following facilities:

Location	Principal use	Square footage (approximate)	Lease expiration
Fremont, California	Engineering/development and general and administrative	97,700	December 2016*
Bangalore, India **	Engineering/development	71,500	March 2015
Richardson, Texas	Customer testing	26,500	January 2020
Kanata, Canada	Sales and customer support	16,000	October 2018
Freehold, New Jersey	Engineering/development	16,500	December 2017
Prague, Czech Republic	Customer support	11,500	May 2019
Tokyo, Japan	Sales and customer support	7,200	September 2015
Swindon, United Kingdom	Engineering/development and customer support	5,800	December 2016
Rochester, New York	Engineering/development and general and administrative	5,400	October 2019
Schaumburg, Illinois	Engineering/development	4,700	October 2019

__________________________________

* 2013 and 2012 restructuring expense included charges related to approximately two-thirds of this facility.

** In October 2014, we entered into a lease for a new facility in Bangalore, India that comprises approximately 60,000 square feet and which we expect to occupy upon the March 2015 termination of this current lease. The principal use of this new facility, for which the lease expires in October 2019, will be engineering/development.

As of December 31, 2014, we also leased short-term office space in New York, Australia, China, France, Germany, India, Malaysia, Singapore, South Korea, Taiwan and the United Arab Emirates. We believe our existing facilities are adequate for our current needs and that suitable additional space will be available as needed.

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

In December 2014, our stockholders approved an amendment to our Fourth Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our common stock, with the ratio, implementation and timing of such reverse stock split (within specified parameters) to be determined in the discretion of our Board of Directors. In January 2015, the Reverse Stock Split Special Committee of our Board of Directors set the ratio for the reverse stock split at one-for-five and such reverse stock split was made effective on the NASDAQ Global Select Market as of the commencement of trading on January 30, 2015.  As a result of the reverse stock split, the number of our issued and outstanding shares was adjusted such that every five shares of common stock were converted into one share of common stock, reducing the authorized number of shares of our common stock from 600,000,000 to 120,000,000. Proportional adjustments were also made to our equity incentive plans, as well as to any outstanding restricted stock awards and stock options granted under such equity incentive plans to maintain the economic value of the awards.  Following the effective date of the reverse stock split, the par value of the common stock remained at $0.001 per share. Unless otherwise indicated, all references herein to shares outstanding, share issuances and share sales prices have been adjusted to give effect to the aforementioned reverse stock split.

The following table sets forth, for the time periods indicated, the high and low sale prices of our common stock as reported on the NASDAQ Global Select Market

	High	Low
Fiscal 2014
First quarter	$19.90	$13.80
Second quarter	$18.95	$14.40
Third quarter	$21.25	$17.55
Fourth quarter	$20.80	$14.10
Fiscal 2013
First quarter	$14.20	$8.80
Second quarter	$17.85	$9.90
Third quarter	$19.10	$14.15
Fourth quarter	$17.78	$13.40

Holders

At February 20, 2014, there were approximately 450 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends and have no present intention to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of our common stock during the fourth quarter of 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
September 27, 2014 to October 24, 2014	16,104	$15.65	—	$26,124,750
October 25, 2014 to November 21, 2014	163,461	$17.23	163,461	$23,308,002
November 22, 2014 to December 31, 2014	49,765	$19.17	26,101	$22,838,697
Total	229,330	$17.54	189,562	$22,838,697

(1) Upon vesting of restricted stock awards, our employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. During the fourth quarter of 2014, 39,768 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

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

Performance Graph

The following performance graph compares the cumulative total return to stockholders for our common stock for the period from December 31, 2009 through December 31, 2014 with the cumulative total return over the same period on the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The comparison assumes an investment of $100 on December 31, 2009 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends, if any. The performance shown is not necessarily indicative of future performance.

This graph is not deemed to be "filed" with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act or the Exchange Act.

	December 31,
	2009	2010	2011	2012	2013	2014
Sonus Networks, Inc.	$100.00	$126.54	$113.74	$80.57	$149.29	$188.15
NASDAQ Composite	$100.00	$117.61	$118.70	$139.00	$196.83	$223.74
NASDAQ Telecommunications	$100.00	$107.95	$96.16	$100.40	$139.11	$148.69

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
Consolidated Statement of Operations Data
(In thousands, except per share amounts)	2014 (1)	2013	2012 (2)	2011	2010
Revenue:
Product	$182,455	$167,272	$153,326	$154,373	$146,583
Service	113,871	109,461	100,808	105,323	102,724
Total revenue	296,326	276,733	254,134	259,696	249,307
Cost of revenue:
Product	60,284	59,235	58,109	57,929	48,163
Service	42,637	45,038	53,431	55,646	47,992
Total cost of revenue	102,921	104,273	111,540	113,575	96,155
Gross profit	193,405	172,460	142,594	146,121	153,152
Operating expenses:
Research and development	79,396	69,559	67,341	64,410	62,786
Sales and marketing	80,141	78,365	76,341	59,279	51,033
General and administrative	43,937	40,107	34,283	34,957	49,391
Acquisition-related expense	1,558	93	5,496	—	—
Restructuring expense	5,625	5,411	7,675	—	1,501
Total operating expenses	210,657	193,535	191,136	158,646	164,711
Loss from operations	(17,252)	(21,075)	(48,542)	(12,525)	(11,559)
Interest and other income, net	2,611	408	814	1,287	1,561
Loss from continuing operations before income taxes	(14,641)	(20,667)	(47,728)	(11,238)	(9,998)
Income tax (provision) benefit	(2,214)	(1,452)	(2,441)	(1,465)	(693)
Net loss	$(16,855)	$(22,119)	$(50,169)	$(12,703)	$(10,691)

Loss per share (3)
Basic	$(0.34)	$(0.40)	$(0.90)	$(0.23)	$(0.19)
Diluted	$(0.34)	$(0.40)	$(0.90)	$(0.23)	$(0.19)

Shares used to compute loss per share (3)
Basic	50,245	55,686	56,018	55,708	55,094
Diluted	50,245	55,686	56,018	55,708	55,094

______________________________

(1) Includes the results of operations of Performance Technologies Inc. for the period subsequent to its acquisition by the Company on February 19, 2014.
(2) Includes the results of operations of Network Equipment Technologies, Inc. for the period subsequent to its acquisition by the Company on August 24, 2012.
(3) Adjusted to give effect to the one-for-five reverse stock split that was effective on the NASDAQ Global Select Market as of the commencement of trading on January 30, 2015.

	December 31,
Consolidated Balance Sheet Data
(In thousands)	2014	2013	2012	2011	2010
Cash and cash equivalents	$41,157	$72,423	$88,004	$105,451	$62,501
Short-term investments	$64,443	$138,882	$161,905	$224,090	$258,831
Investments	$42,407	$34,364	$29,698	$55,427	$87,087
Working capital	$129,480	$223,879	$286,745	$336,619	$323,477
Total assets	$332,635	$417,484	$470,740	$504,715	$555,954
Convertible subordinated note	$—	$2,380	$2,380	$—	$—
Long-term deferred revenue	$8,009	$10,528	$11,647	$11,601	$42,811
Other long-term liabilities	$5,246	$4,371	$5,706	$3,599	$4,138
Total stockholders' equity	$240,350	$312,252	$376,046	$415,301	$418,956

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are a leading provider of networked solutions for communications service providers (e.g., telecommunications, wireless and cable service providers) and enterprises to help them advance, protect and unify their communications and improve collaboration. We help many of the world's leading communications service providers and enterprises embrace the next generation of Session Initiation Protocol ("SIP") and 4G/LTE (Long Term Evolution)-based solutions, including Voice over Internet Protocol ("VoIP"), video and Unified Communications ("UC") through secure, reliable and scalable Internet Protocol ("IP") networks. Our products include session border controllers ("SBCs"), diameter signaling controllers ("DSCs"), policy/routing servers, media and signaling gateways and network analytics tools. Our solutions address the need for communications service providers and enterprises to seamlessly link and leverage multivendor, multiprotocol communications systems and applications across a single network infrastructure. Previously, companies were required to implement separate networks for their voice and data applications. In a rapidly changing ecosystem of IP-enabled devices such as smartphones and tablets, companies want an infrastructure that enables the integration of voice and data capability into a single application on one integrated network. Our solutions help our customers realize the intended value and benefits of UC, both in public and private clouds, by enabling disparate vendor communications environments, commonplace in most enterprises today, to work seamlessly together. Likewise, our solutions enable the deployment and adoption of cloud-based communications.

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

We have traditionally sold our products through a global direct sales force, with additional sales support from regional channel partners throughout the world. In 2012, we launched an expanded channel partner program, the Sonus Partner Assure Program, to address service provider and enterprise market opportunities. We continue to expand this program, including the introduction in 2013 of a two-tier distribution channel model.

In concert with our Sonus Partner Assure Program, we enhanced our flagship SBC 5200 to be more enterprise- and channel-centric and launched a new SBC, the SBC 5100, to address the requirements for smaller offices and branch offices as a result of their VoIP and SIP deployments.

On February 24, 2014, we announced our new Sonus SBC 7000 (the "SBC 7000"), which is designed to address scalability requirements for real-time, multimedia communications with the capability to license up to 150,000 sessions. The SBC 7000 is purpose-built to support emerging services such as high definition voice and video, Voice over Long-Term Evolution ("VoLTE") and Rich Communications Services ("RCS"). During the second quarter of 2014, this product became generally available for purchase by our customers.

In October 2013, we introduced the industry's first software-based SBC architected to feature unlimited scalability and advanced features, the Sonus SBC SWe (Software edition).

On September 29, 2014, we announced that Michael Swade ("Mr. Swade") had been named Senior Vice President of Worldwide Sales and Marketing. Mr. Swade had previously served as our Interim Senior Vice President of Worldwide Sales and Marketing from July 2014 to September 2014, and as our Vice President, North American Sales from May 2014 to July 2014.

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

On September 17, 2014, we entered into an amendment to our stockholder rights agreement, as amended (the "Rights Plan"), to advance the final expiration date from June 26, 2015 to September 17, 2014. As a result of this amendment, effective as of the close of business on September 17, 2014, the Rights Plan terminated by its terms. The amendment was not in response to any acquisition proposal.

In December 2014, our stockholders approved an amendment to our Fourth Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our common stock, with the ratio, implementation and timing of such reverse stock split (within specified parameters) to be determined in the discretion of our Board of Directors. In January 2015, the Reverse Stock Split Special Committee of our Board of Directors set the ratio for the reverse stock split at one-for-five and such reverse stock split was made effective on the NASDAQ Global Select Market as of the commencement of trading on January 30, 2015.  As a result of the reverse stock split, the number of our issued and outstanding shares was adjusted such that every five shares of common stock were converted into one share of common stock, reducing the authorized number of shares of our common stock from 600,000,000 to 120,000,000. Proportional adjustments were also made to our equity incentive plans, as well as to any outstanding restricted stock awards and stock options granted under such equity incentive plans to maintain the economic value of the awards.  Following the effective date of the reverse stock split, the par value of the common stock remained at $0.001 per share. Unless otherwise indicated, all references herein to shares outstanding and share issuances have been adjusted to give effect to the aforementioned reverse stock split.

On January 2, 2015, we acquired from Treq Labs, Inc. ("Treq") certain assets related to Treq's business of designing, developing, marketing, selling, servicing and maintaining software defined networking ("SDN") technology, SDN controller software and SDN management software (the "SDN Business"). Treq's SDN technology provides solutions that optimize networks for voice, video and UC for both enterprise and service provider customers. We believe that the acquisition of the SDN Business will accelerate the delivery of our SDN strategy. In consideration for the acquisition of the SDN Business, we paid $10.1 million in cash and entered into an Earn-Out Agreement, dated as of January 2, 2015, with Treq and Karl F. May, the seller representative in the transaction (the "Earn-Out Agreement"), under which the Company has agreed to issue up to an aggregate of 1.3 million shares of common stock over a three-year period subsequent to the closing if aggregate revenue thresholds of at least $60 million are achieved by the SDN Business during that period, and up to an aggregate of an additional 2.2 million shares (3.5 million shares in total) if aggregate revenue thresholds of at least $150 million are achieved by the SDN Business during that period. If the initial revenue thresholds are not met, no shares will be issued.

On February 19, 2014 (the "PT Acquisition Date"), we completed the acquisition of Performance Technologies, Incorporated ("PT"), a Delaware corporation, for $3.75 per share, or approximately $35 million in cash, net of PT's cash and excluding acquisition-related costs. This acquisition has enabled us to expand and diversify our portfolio with an integrated, virtualized Diameter and SIP-based solution and deliver strategic value to service providers seeking to offer new multimedia services through mobile, cloud-based real-time communications. The financial results of PT are included in our consolidated financial statements for the period subsequent to the PT Acquisition Date.

On June 20, 2014, we sold the PT Multi-Protocol Server ("MPS") business for $2.0 million. We had acquired the MPS business in connection with the acquisition of PT. The results of operations of the MPS business are excluded from our consolidated results for the period subsequent to June 20, 2014.

On August 24, 2012 (the "NET Acquisition Date"), we completed the acquisition of Network Equipment Technologies, Inc. ("NET"), a Delaware corporation, for a cash purchase price of $1.35 per share of outstanding NET common stock, or $41.5 million. The acquisition of NET expanded our SBC portfolio, opened new sales channels and added a government installed base to our customer base. The acquisition of NET also provided us with strong expertise in the Microsoft Lync market, and today we have more Lync-qualified SBCs than any other vendor. The financial results of NET are included in our consolidated financial results for the period subsequent to the NET Acquisition Date.

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

We are committed to streamlining our operations and reducing our operating costs. We recorded restructuring expense of $5.6 million in 2014, comprised of $3.6 million for severance and related costs, $1.8 million related to facilities and $0.2 million for the write-off of assets associated with the restructured facilities. We recorded $5.4 million of restructuring expense in 2013, comprised of $5.1 million for severance and related costs and $0.3 million related to facilities. In 2012 we recorded restructuring expense of $7.7 million, comprised of $4.2 million for the consolidation of certain facilities, $3.2 million for severance and related costs and $0.3 million for the write-off of assets associated with the reduced headcount and facilities consolidations.

We reported losses from operations of $17.3 million for 2014, $21.1 million for 2013 and $48.5 million for 2012. We reported net losses of $16.9 million in 2014, $22.1 million in 2013 and $50.2 million in 2012.

Our revenue was $296.3 million in 2014, $276.7 million in 2013 and $254.1 million in 2012. Our gross profit was $193.4 million in 2014, $172.5 million in 2013 and $142.6 million in 2012. Our gross profit as a percentage of revenue ("total gross margin") was 65.3% in 2014, 62.3% in 2013 and 56.1% in 2012.

Our operating expenses were $210.7 million in 2014, compared to $193.5 million in 2013 and $191.1 million in 2012. Our 2014 operating expenses included $1.6 million of incremental acquisition-related costs, comprised of $1.3 million related to the acquisition of PT and $0.3 million related to the January 2015 acquisition of the SDN Business from Treq. Our 2014 operating expenses also included $5.6 million of restructuring expense. Our 2013 operating expenses included $0.1 million of incremental acquisition-related costs in connection with the acquisition of PT and $5.4 million of restructuring expense. Our 2012 operating expenses included $5.5 million of incremental acquisition-related costs in connection with the NET acquisition and $7.7 million of restructuring expense.

We recorded stock-based compensation expense of $23.9 million in 2014, $17.9 million in 2013 and $9.0 million in 2012. The stock-based compensation actions described below increased stock-based compensation expense while reducing cash salary and bonus expenses in 2014 and 2013, and to a lesser extent in 2012.

Lower portfolio yield on our investments, coupled with lower amounts invested in cash equivalents and marketable securities, resulted in lower interest income, which was also a factor in our current year net loss, as was higher interest expense related to the subordinated notes assumed in connection with the NET acquisition.

In March 2014, we reached a settlement agreement for $2.25 million to recover a portion of our losses related to the impairment of certain prepaid royalties which we had written off in 2012. This amount is included in Other income in our consolidated statement of operations for 2014.

See "Results of Operations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these changes in our revenue and expenses.

On June 11, 2014, we modified the stock options outstanding as of that date that had been granted to our non-employee members of the Board of Directors (the "Board Members") to extend the exercise period to the lesser of three years from the date that a Board Member stepped down from his or her position on the Board of Directors or the remaining contractual life of the respective stock options. In connection with this modification, we recorded $0.7 million of incremental stock-based compensation expense in 2014, and this expense is included as a component of General and administrative expense in our 2014 consolidated statement of operations.

On January 2, 2014, Raymond P. Dolan, our President and Chief Executive Officer ("Mr. Dolan") elected to accept shares of restricted stock in lieu of base salary for the period from January 1, 2014 through December 31, 2014. Accordingly, we granted Mr. Dolan shares of restricted stock (the "2014 Dolan Salary Shares") on January 2, 2014, with the number of shares granted calculated by dividing an amount equal to 1.5 times Mr. Dolan's base salary for the period from January 1, 2014 through December 31, 2014 by the closing price of our common stock on the date of grant. The 2014 Dolan Salary Shares vested on December 31, 2014. Effective September 16, 2014, Mr. Dolan's annual base salary was increased from $500,000 to $600,000. For the remainder of 2014, such increase was prorated and paid in cash and was not subject to any stock-for-cash election. We recorded stock-based compensation expense related to the 2014 Dolan Salary Shares ratably for the period of

January 1, 2014 through December 31, 2014.

On January 22, 2014, 21 of our executives, including Mr. Dolan, were given the choice to receive all or half of their fiscal year 2014 bonuses (the "2014 Bonus"), if any were earned, in the form of shares of our common stock (the "2014 Bonus Shares"). Each executive could also elect not to participate in this program and to earn his or her 2014 Bonus in the form of cash. The amount of the 2014 Bonus was determined by the Compensation Committee of our Board of Directors (the "Compensation Committee") on February 19, 2015. The number of 2014 Bonus Shares that was granted to those executives who elected to receive their 2014 Bonus entirely in the form of shares of common stock was calculated by dividing an amount equal to 1.5 times each executive's 2014 Bonus earned by the closing price of our common stock on January 2, 2014. The number of 2014 Bonus Shares that was granted to those executives who elected to receive one-half of their 2014 Bonus in the form of shares of common stock was calculated by dividing an amount equal to 1.5 times one-half of each executive's 2014 Bonus earned by the closing price of our common stock on January 2, 2014, with the cash portion equal to 50% of their respective 2014 Bonus earned. The 2014 Bonus, if any, will be granted and/or paid on a date concurrent with the timing of the payout of bonuses under the Company-wide incentive bonus program. The 2014 Bonus Shares were granted on February 20, 2015 and vested immediately. Of the eligible executives, 17 elected to receive their entire 2014 Bonus in shares of common stock and 4 elected to receive 50% of their 2014 Bonus in shares of common stock and 50% in cash. We determined that the grant date criteria for accounting purposes for the 2014 Bonus Shares was met on July 9, 2014, and accordingly, we have determined that the grant date fair value of the 2014 Bonus Shares is $19.25 per share, the closing price of our common stock on that date, as adjusted to reflect the reverse stock split of our common stock that was effective on the NASDAQ Global Select Market as of the commencement of trading on January 30, 2015. We recorded expense through the grant date of February 20, 2015.

In March 2013, 21 of our executives, including Mr. Dolan, elected to receive their fiscal year 2013 bonuses (the "2013 Bonus"), if any were earned, in the form of shares of our common stock (the "2013 Bonus Shares"). The 2013 Bonus Shares were granted on February 18, 2014 and vested immediately. We granted approximately one million 2013 Bonus Shares, with the number of shares granted calculated by dividing amounts equal to 1.5 times the respective 2013 Bonus amounts earned, as determined by the Compensation Committee, by the closing price of our common stock on the date of grant. We recorded stock-based compensation expense for the 2013 Bonus Shares from January 1, 2013 through the grant date of February 18, 2014.

On February 14, 2013, the Compensation Committee determined that eight of our executives, excluding Mr. Dolan, would receive their bonuses with respect to fiscal year 2012 in the form of restricted shares of our common stock equal to 100% of their respective target bonus amounts for fiscal year 2012 (the "Executive Bonus Shares"). 50% of the Executive Bonus Shares vested on August 15, 2013 and the remaining 50% vested on February 15, 2014. We recorded the unamortized expense related to the Executive Bonus Shares as stock-based compensation expense through February 15, 2014.

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

Our products typically have both software and non-software components that function together to deliver the products' essential functionality. Many of our sales involve multiple-element arrangements that include both software and hardware-related products, maintenance and various professional services. We recognize revenue in accordance with the provisions of Accounting Standards Codification ("ASC") 605-25, Revenue Recognition - Multiple-Element Arrangements ("ASC 605-25") transactions that include both hardware and software components. We recognize revenue from stand-alone software sales under the software revenue recognition guidance in ASC 985-605, Software - Revenue Recognition ("ASC 985-605").

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

For transactions that include multiple elements, arrangement consideration is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy as required by ASC 605-25.

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

The amount of stock-based compensation expense recorded in any period for unvested awards requires estimates of the amount of stock-based awards that are expected to be forfeited prior to vesting, as well as assumptions regarding the probability that performance awards will be earned. We recorded stock-based compensation expense related to performance-based stock awards in 2014, 2013 and 2012.

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

We adopted ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08") in 2013. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that it is more likely than not that the fair value is less than the carrying value, then it is necessary to perform the currently prescribed two-step goodwill impairment test. Alternatively, if it is concluded that it is not more likely than not that the fair value exceeds carrying value, the currently prescribed two-step goodwill impairment test is not required.

Our annual testing for impairment of goodwill is completed as of November 30 of each year. We operate as a single operating segment with one reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of our company as a whole. We performed our qualitative assessments for 2014 and 2013 and concluded both years that it was not more likely than not that the fair value of our reporting unit was less than its carrying value. Our testing for 2012 also indicated that no impairment of goodwill existed.

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

At December 31, 2014, we had valuation allowances of approximately $137 million to offset net domestic deferred tax assets of approximately $137 million. In the event we determine it is more likely than not that we will be able to use a deferred tax asset in the future in excess of its net carrying value, the valuation allowance would be reduced, thereby increasing net earnings and increasing equity in the period such determination is made. We have recorded net deferred tax assets in some of our international subsidiaries. These amounts could change in future periods based upon our operating results and changes in tax law.

We provide for income taxes during interim periods based on the estimated effective tax rate for the full year. We record a cumulative adjustment to the tax provision in an interim period in which a change in the estimated annual effective tax rate is determined.

We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as we currently plan to indefinitely reinvest these amounts and have the intent and ability to do so. Cumulative undistributed foreign earnings were approximately $28 million at December 31, 2014 and approximately $17 million at December 31, 2013. Generally, the undistributed foreign earnings become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. We have been taxed on certain earnings of our non-U.S. subsidiaries. Previously taxed earnings were approximately $15 million at December 31, 2014 and $11 million at December 31, 2013. Thus, $13 million of the undistributed earnings at December 31, 2014 and $6 million at December 31, 2013 are subject to U.S. income taxes on undistributed earnings. We do not believe it is practicable to estimate with reasonable accuracy the hypothetical amount of the unrecognized deferred tax liability on our undistributed foreign earnings given the large number of tax jurisdictions involved and the many factors and assumptions required to estimate the amount of the U.S. federal income tax on the undistributed earnings after reduction for the available foreign tax credits.

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

Results of Operations
Years Ended December 31, 2014 and 2013

Revenue. Revenue for the years ended December 31, 2014 and 2013 was as follows (in thousands, except percentages):

	Year ended December 31,		Increase from prior year
	2014	2013	$	%
Product	$182,455	$167,272	$15,183	9.1%
Service	113,871	109,461	4,410	4.0%
Total revenue	$296,326	$276,733	$19,593	7.1%

Product revenue is comprised of sales of our communication infrastructure products. The increase in product revenue in the current year is primarily related to an increase in sales of approximately $27 million of certain of our next generation products such as our SBC 5100, SBC 5200, our recently released SBC 7000 and our virtualized software-based SWe suite of products. Our 2014 product revenue also benefited from approximately $11 million of sales of the products we acquired in connection with the PT acquisition. These increases were partially offset by approximately $22 million of decline in sales of certain of our older product offerings, as customers are in the process of moving away from these older technologies and migrating to IP-based networks.

We expect that our product revenue in 2015 will increase from 2014 levels, primarily due to increased sales of our newer products resulting from our continued and increasing focus on expanding our product offerings to address emerging Unified Communication and IP-based markets, such as SBC, in the enterprise and service provider markets, as well as sales from Diameter products as a result of our recent acquisition of PT.

In 2014, approximately 27% of our product revenue recognized was from indirect sales through our channel program, compared to approximately 20% of our product revenue recognized from indirect sales in 2013. This increase is due to the aforementioned actions that we took to expand both our SBC portfolio and our sales opportunities.

In 2014, our product revenue from sales to enterprise customers was approximately 19% of our total product revenue, compared to approximately 27% of our product revenue in 2013. These sales were made both through our direct sales team and indirect sales channel partners.

In 2014, we recognized $16.3 million of product revenue in the aggregate from 856 new customers. In 2013, we recognized $14.8 million of product revenue in the aggregate from 670 new customers. The increase in new customers in 2014 compared to 2013 is the direct result of the strategic actions discussed above.

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

Service revenue for the years ended December 31, 2014 and 2013 was comprised of the following (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2014	2013	$	%
Maintenance	$90,003	$84,698	$5,305	6.3%
Professional services	23,868	24,763	(895)	(3.6)%
	$113,871	$109,461	$4,410	4.0%

Our maintenance revenue increased in 2014 compared to 2013, primarily due to our larger installed customer base. The timing of the completion of projects for revenue recognition, customer payments and maintenance contracts may cause our services revenue to fluctuate from one period to the next. We expect that our service revenue in 2015 will increase from 2014 levels.

The following customer contributed 10% or more of our revenue in the years ended December 31, 2014 and 2013:

	Year ended December 31,
Customer	2014	2013
AT&T	19%	15%

International revenue was approximately 29% of revenue in 2014 and approximately 31% of revenue in 2013. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue will fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $9.1 million at December 31, 2014 and $14.8 million at December 31, 2013. Our deferred service revenue was $35.9 million at December 31, 2014 and $36.9 million at December 31, 2013. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross margins for the years ended December 31, 2014 and 2013 were as follows (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2014	2013	$	%
Cost of revenue
Product	$60,284	$59,235	$1,049	1.8%
Service	42,637	45,038	(2,401)	(5.3)%
Total cost of revenue	$102,921	$104,273	$(1,352)	(1.3)%
Gross margin
Product	67.0%	64.6%
Service	62.6%	58.9%
Total gross margin	65.3%	62.3%

The increase in product gross margin in 2014 compared to 2013 was primarily due to changes in customer and product mix, coupled with lower manufacturing-related costs, each of which increased our product gross margin by approximately one percentage point.

The increase in service gross margin in 2014 compared to 2013 was primarily attributable to lower third-party service costs, which increased our service gross margin by approximately three percentage points, and higher service revenue coupled with lower fixed service costs, which increased our service gross margin by approximately one-half of one percentage point. The decrease in our fixed service costs in 2014 compared to 2013 was primarily attributable to the impact of restructuring actions.

Our service cost of revenue is relatively fixed in advance of any particular quarter and therefore, changes in service revenue will typically have a significant impact on service gross margins.

We believe that our total gross margin over the next few years will improve from our current level.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses for the years ended December 31, 2014 and 2013 were as follows (in thousands, except percentages):

Year ended December 31,		Increase from prior year
2014	2013	$	%
$79,396	$69,559	$9,837	14.1%

The increase in research and development expenses in 2014 is attributable to $9.5 million of higher employee-related costs and $1.3 million of higher expense for product development (third-party development, prototype and test equipment costs). These increases were partially offset by the absence in 2014 of $0.6 million of expense for the impairment of intellectual property, $0.2 million of lower amortization expense related to intangible assets and $0.2 million of net decreases in other research and development expenses. The increase in employee-related expenses represents higher salary and related expenses aggregating $7.2 million, $2.1 million of higher stock-based compensation expense and $0.2 million of net increases in other employee-related costs. These increases were primarily the result of increased headcount.

Some aspects of our research and development efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our research and development expenses for 2015 will increase from 2014 levels due to our continued focus on new product development.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the years ended December 31, 2014 and 2013 were as follows (in thousands, except percentages):

Year ended December 31,		Increase from prior year
2014	2013	$	%
$80,141	$78,365	$1,776	2.3%

The increase in sales and marketing expenses in 2014 compared to 2013 is attributable to $1.1 million of higher consulting expense, $0.9 million of higher marketing and trade show expenses and $0.5 million of higher employee-related expenses. These increases were partially offset by decreases of $0.4 million in depreciation expense and $0.2 million in amortization of intangibles, coupled with $0.1 million of net decreases in other sales and marketing expenses. The increase in employee-related expenses is comprised of $0.7 million of higher stock-based compensation expense and $0.3 million of higher other employee-related expenses, partially offset by $0.5 million of lower salary-related expenses. The increase in stock-based compensation expense is primarily attributable to the accelerated vesting of certain of Mr. Abbott's outstanding equity awards in connection with his separation from the Company effective October 17, 2014.

We believe that our sales and marketing expenses will decrease slightly in 2015 from 2014 levels, primarily attributable to lower personnel and related costs, partially offset by increases related to our continued investment in our expanded sales and marketing programs.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and audit and professional fees. General and administrative expenses for the years ended December 31, 2014 and 2013 were as follows (in thousands, except percentages):

Year ended December 31,		Increase from prior year
2014	2013	$	%
$43,937	$40,107	$3,830	9.5%

The increase in general and administrative expenses in 2014 is attributable to $3.2 million of higher employee-related expenses, $0.6 million of higher expense related to foreign currency translation, $0.4 million of expense related to the sale of the MPS business, $0.3 million of higher depreciation expense and $0.1 million of higher expense related to investor relations. These increases were partially offset by $0.8 million of lower professional fees (e.g., legal, audit, consulting). The increase in employee-related expenses includes $2.7 million of higher stock-based compensation expense, including $0.7 million of incremental expense related to the modification of outstanding stock options held by members of our Board of Directors described in the "Overview" of this MD&A, $0.3 million of higher salary-related expenses and $0.2 million of net increases in other employee-related expenses.

We believe that our general and administrative expenses will remain relatively flat in 2015 compared to 2014 levels.

Acquisition-Related Expenses. Acquisition-related expenses include those expenses related to business acquisitions that would not otherwise have been incurred by us. These expenses include professional and services fees, such as legal, audit, consulting, paying agent and other fees, and expenses related to cash payments to certain former executives of the acquired businesses under their respective change of control agreements. We recorded $1.6 million of acquisition-related expense in 2014, comprised of $1.3 million related to the acquisition of PT and $0.3 million relates to the January 2, 2015 acquisition of the SDN Business from Treq. We recorded $0.1 million of acquisition-related expense in 2013 for professional and service fees related to the acquisition of PT.

Restructuring Expense. We are committed to streamlining operations and reducing operating costs by closing and consolidating certain facilities and reducing our worldwide workforce. We recorded $5.6 million of restructuring expense in 2014, comprised of $3.6 million for severance and related costs, $1.8 million for facilities and $0.2 million for the write-off of fixed assets related to our restructured facilities. Of this amount, $2.3 million was recorded in connection with the PT acquisition, comprised of $1.7 million for severance and related costs, $0.5 million related to PT's former corporate headquarters in New York and $0.1 million for the write-off of assets in connection with the PT facility. We recorded $5.4 million of restructuring expense in 2013, comprised of $5.1 million for severance and related costs and $0.3 million for facilities.

Although we have eliminated positions as part of the restructuring initiative, we continue to hire in certain areas that we believe are important to our future growth. Restructuring expense is reported separately in the consolidated statements of operations. We continue to assess for potential operating cost reductions that could likely lead to future restructuring expense. We expect to complete the payments related to severance in 2015 and the payments related to facilities in 2019. The portion of restructuring payments due more than one year from the balance sheet date is included in Other long-term liabilities in the consolidated balance sheet. At December 31, 2014, the long-term portion of accrued restructuring was $1.9 million and relates to future payments for restructured facilities through 2019.

Interest Income, net. Interest income and interest expense for the years ended December 31, 2014 and 2013 were as follows (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2014	2013	$	%
Interest income	$326	$502	$(176)	(35.1)%
Interest expense	(251)	(97)	154	158.8%
Interest income, net	$75	$405	$(330)	(81.5)%

Interest income consists of interest earned on our cash equivalents and short- and long-term investments. Interest expense relates to interest on capital lease obligations and interest on the debt assumed in connection with the acquisition of NET. Interest expense in 2014 also includes expense related to the amortization of debt issuance costs in connection with our revolving credit facility. The decrease in interest income, net, in 2014 compared to 2013 is primarily attributable to a lower average portfolio yield on lower amounts available to invest in 2014.

Other Income, Net. We recorded $2.25 million of income in 2014 related to the settlement of a litigation matter in March 2014 in which we recovered a portion of our losses related to the impairment of certain prepaid royalties which we had written off in 2012. This amount is included in Other income, net, for the year ended December 31, 2014.

Income Taxes. We recorded provisions for income taxes of $2.2 million in 2014 and $1.5 million in 2013, primarily related to foreign operations. The income tax benefits from the deferred tax assets recorded in connection with our current year domestic losses have been offset by an increase in the valuation allowance. During 2014 and 2013, we performed an analysis to determine if, based on all available evidence, we considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. As a result of our evaluations, we concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to our cumulative losses and other factors. Accordingly, we maintained a valuation against our domestic deferred tax asset.

Years Ended December 31, 2013 and 2012

Revenue. Revenue for the years ended December 31, 2013 and 2012 was as follows (in thousands, except percentages):

	Year ended December 31,		Increase from prior year
	2013	2012	$	%
Product	$167,272	$153,326	$13,946	9.1%
Service	109,461	100,808	8,653	8.6%
Total revenue	$276,733	$254,134	$22,599	8.9%

During 2012 we began to expand our sales channel program, including the launch of our Partner Assure Program, and increased participation by new channel partners in 2013. The 2012 acquisition of NET expanded our SBC solutions for enterprise customers, and provided us with broader channel capability and a broad U.S. federal government installed base to leverage into SIP-enabled platforms. These strategic actions resulted in higher revenue from SBC products in 2013 compared to 2012, the primary contributor to the increase in product revenue in 2013 compared to 2012. This increase was partially offset by declines in certain of our older trunking and communication application product offerings.

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

In 2013, we recognized $14.8 million of product revenue in the aggregate from 670 new customers, including 624 customers new to NET since the NET Acquisition Date. In 2012, we recognized $7.8 million of product revenue in the aggregate from 201 new customers, including 172 customers new to NET since the NET Acquisition Date. The increase in new customers in 2013 compared to 2012 is the direct result of the strategic actions discussed above.

Service revenue for the years ended December 31, 2013 and 2012 was comprised of the following (in thousands, except percentages):

	Year ended December 31,		Increase from prior year
	2013	2012	$	%
Maintenance	$84,698	$76,423	$8,275	10.8%
Professional services	24,763	24,385	378	1.6%
Total service revenue	$109,461	$100,808	$8,653	8.6%

The increase in service revenue in 2013 compared to 2012 is primarily due to growth in maintenance revenue on expanded capacity and other projects implemented by our existing customer install base, coupled with our new customer growth in 2013.

The following customer contributed 10% or more of our revenue in each of the years ended December 31, 2013 and 2012:

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

Acquisition-Related Expenses. We recorded $0.1 million of acquisition-related expenses in 2013 for professional and service fees related to the 2014 acquisition of PT. We recorded acquisition-related expenses related to the acquisition of NET aggregating $5.5 million in 2012, comprised of $3.6 million of professional and services fees and $1.9 million related to change of control agreements. These costs are primarily comprised of professional and service fees, such as legal, audit, consulting, transfer agent and other fees, and expenses related to cash payments to former NET executives under their NET change of control agreements.

Restructuring Expense. We recorded $5.4 million of restructuring expense in 2013, comprised of $5.1 million related to severance and related costs and $0.3 million related to facilities.

We recorded $7.7 million of restructuring expense in 2012, comprised of $3.2 million related to severance and related costs, $4.2 million related to space reductions in three facilities and $0.3 million for the write-off of assets associated with the aforementioned facility consolidations. The $4.2 million related to facilities is comprised of $4.0 million related to space reductions in NET's former corporate headquarters in California, $0.1 million related to space reductions in the former NET facility in New Jersey and $0.1 million to consolidate our offices in France.

Interest Income, net. Interest income and interest expense for the years ended December 31, 2013 and 2012 were as follows (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2013	2012	$	%
Interest income	$502	$814	$(312)	(38.3)%
Interest expense	(97)	(202)	(105)	(52.0)%
Interest income, net	$405	$612	$(207)	(33.8)%

The decrease in interest income, net, in 2013 compared to 2012 is primarily attributable to a lower average portfolio yield on lower invested amounts in 2013.

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

Liquidity and Capital Resources
Our consolidated statements of cash flows are summarized as follows (in thousands):

	Year ended December 31,
	2014	2013	Change
Net loss	$(16,855)	$(22,119)	$5,264
Adjustments to reconcile net loss to cash flows used in operating activities	41,176	34,849	6,327
Changes in operating assets and liabilities	5,721	21,377	(15,656)
Net cash provided by operating activities	$30,042	$34,107	$(4,065)
Net cash provided by investing activities	$24,270	$7,540	$16,730
Net cash used in financing activities	$(85,131)	$(56,534)	$(28,597)

Our cash, cash equivalents and short- and long-term investments totaled $148.0 million at December 31, 2014 and $245.7 million at December 31, 2013. We had cash and short-term investments held by our foreign subsidiaries aggregating approximately $5 million at both December 31, 2014 and 2013. We do not intend to repatriate these funds, and as such, they are not available to fund our domestic operations. If we were to repatriate the funds, they would likely be treated as income for U.S. tax purposes, fully offset by the Company's net operating losses. We do not believe this has a material impact on our liquidity.

On June 27, 2014, we entered into a credit agreement (the "Credit Agreement") by and among us, as Borrower, Bank of America, N.A. ("Bank of America"), as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto. The Credit Agreement provides for a revolving credit facility of up to $40 million and provides that we may select the interest rates under the credit facility equal to (1) the Eurodollar Rate (which is defined as the rate per annum equal to the London Interbank Offered Rate ("LIBOR") plus 1.5% per annum) for a Eurodollar Rate Loan; and (2) the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect on the borrowing date as publicly announced from time to time by Bank of America as its prime rate, and (c) the monthly Eurodollar Rate plus 1%. We pay a 0.15% commitment fee on the unused commitments available for borrowing. Borrowings under the Credit Agreement may be used for the general corporate purposes of the Company and its subsidiaries, including, without limitation, working capital, acquisitions, dividends and stock repurchases, to the extent permitted under the Credit Agreement. Our obligations under the Credit Agreement are guaranteed by Sonus International, Inc., Sonus Federal, Inc., NET and PT (collectively, together with us, the "Loan Parties") pursuant to a Master Continuing Guaranty and are secured by the assets of the Loan Parties pursuant to a Security and Pledge Agreement. The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments, investments, transactions with affiliates, certain restrictive agreements and compliance with sanctions laws and regulations. The amount of cash and cash equivalents of the Loan Parties, subject to certain exclusions, cannot be less than an aggregate amount of $100 million at any time. The credit facility will become due on June 27, 2015, subject to acceleration upon certain specified events of default, including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, an ERISA Event (as defined in the Credit Agreement), the failure to pay specified indebtedness and a change of control default. We did not have any amounts outstanding under the Credit Agreement at December 31, 2014.

On July 29, 2013, we announced that our Board of Directors had authorized a stock buyback program to repurchase up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions. The stock buyback program is being funded using our working capital. During the year ended December 31, 2014, we repurchased and retired 1.0 million shares under our stock buyback program for $18.0 million in the aggregate, including transaction fees.

During the year ended December 31, 2013, we repurchased and retired 3.7 million shares for $59.7 million, including transaction fees. This amount is included in financing activities in our condensed consolidated statement of cash flows for the year ended December 31, 2014.

On March 20, 2014, we announced the commencement of an underwritten public offering of 7.5 million shares of our common stock on behalf of Galahad Securities Limited and its affiliated entities (collectively, the "Legatum Group"). The underwriter of the offering was granted a 30-day option to purchase up to 1.125 million additional shares from the Legatum Group. The Legatum Group received all the proceeds from the underwritten offering; no shares in the underwritten offering were sold by us or any of our officers or directors. In addition, we purchased 4.3 million shares from the underwriter for $75.3 million in the aggregate, including $0.3 million of transaction fees. We funded the share repurchase with cash on hand. The repurchased shares were retired upon completion of the transaction.

Our operating activities provided $30.0 million of cash in 2014 and $34.1 million of cash in 2013.

Cash provided by operating activities in 2014 was primarily the result of decreases in inventory, other operating assets and accounts receivable, coupled with higher accrued expenses and other long-term liabilities. These amounts were partially offset by lower deferred revenue and accounts payable. Our focus on maintaining appropriate inventory levels was the primary contributor to the decrease in inventory. The decrease in other operating assets primarily relates to the completion of certain customer projects for which deferred costs had previously been recorded and the decrease in accounts receivable primarily reflects our focus on cash collections. The increase in accrued expenses and other long-term liabilities primarily relates to higher amounts accrued in connection with employee-related costs, including accrued bonus, commissions and employee stock purchase plan amounts withheld, coupled with higher restructuring accruals. Deferred revenue balances will fluctuate as a result of timing of invoicing and revenue recognition. Our net loss, adjusted for non-cash items such as depreciation, amortization, stock-based compensation, losses on the disposal of property and equipment and deferred income taxes, provided $24.3 million of cash.

Cash provided by operating activities in 2013 was primarily the result of decreases in other operating assets, inventory and accounts receivable, coupled with increases in accrued expenses and other long-term liabilities, and deferred revenue. The decrease in other operating assets was primarily related to lower prepaid expenses. Our increased focus on maintaining appropriate inventory levels was the primary contributor to the decrease in inventory. The decrease in accounts receivable primarily reflects our focus on cash collections. The increase in accrued expenses and other long-term liabilities was primarily related to employee-related expenses, including the 2013 company-wide bonus, which was paid in the first quarter of 2014, and restructuring and professional fee accruals. The increase in deferred revenue represents orders from which we expect to recognize revenue in future periods. Deferred revenue balances will fluctuate as a result of timing of invoicing and revenue recognition. Our net loss, adjusted for non-cash items such as depreciation, amortization, stock-based compensation and the impairment of an intangible asset, provided $12.7 million of cash.

Our investing activities provided $24.3 million of cash in 2014 and $7.5 million of cash in 2013. The 2014 amount is comprised of $66.6 million of net maturities of marketable securities, $2.0 million from the sale of the MPS Business and $0.3 million from the sale of fixed assets. These amounts were partially offset by $35.0 million of cash paid, net of cash acquired, for the acquisition of PT on February 19, 2014 and $9.5 million of cash used for the purchase of property and equipment. The 2013 amount is comprised of $14.5 million of net maturities of marketable securities, partially offset by $6.9 million for investments in property and equipment.

Our financing activities used $85.1 million of cash in 2014 and $56.5 million of cash in 2013. The 2014 amount is comprised of $93.2 million for the repurchase of common stock, including $75.3 million to repurchase stock in connection with the Legatum Group public offering described above, $2.4 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting, $2.4 million for the repayment of the remaining outstanding debentures assumed in connection with the 2012 acquisition of NET and $0.1 million for payments on our capital leases for office equipment. These amounts were partially offset by $10.1 million of proceeds from the exercise of stock options and $2.9 million of proceeds from the sale of our common stock in connection with our Amended and Restated 2000 Employee Stock Purchase Plan ("ESPP"). The 2013 amount is comprised of $59.7 million for the repurchase of common stock under our stock buyback program, $1.3 million of cash used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.1 million for payments on our capital leases for office equipment. These amounts were partially offset by $2.7 million of proceeds from the exercise of stock options and $1.9 million of proceeds from the sale of our common stock in connection with our ESPP.

Contractual Obligations

Our contractual obligations (both principal and interest) at December 31, 2014 consisted of the following (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$72	$70	$2	$—	$—
Operating lease obligations	20,009	6,330	9,361	4,280	38
Purchase obligations	26,837	26,168	658	11	—
Restructuring obligations	5,334	3,417	1,585	332	—
Uncertain tax positions *	8,875	8,875	—	—	—
	$61,127	$44,860	$11,606	$4,623	$38

__________________________________

*
This liability is not subject to fixed payment terms and the amount and timing of payments, if any, which we will make related to this liability are not known. See Note 18 to our consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.

Based on our current expectations, we believe our current cash, cash equivalents, marketable debt securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months, including any future stock repurchases under the aforementioned stock buyback program. It is difficult to predict future liquidity requirements with certainty. The rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to improve our controls environment and for other general corporate activities. See Note 21 to our consolidated financial statements for a description of our other contingencies.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidelines determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. AS 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (“ASU 2014-12”). ASU 2014-12 which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. ASU 2014-12 does not contain any new disclosure requirements. ASU 2014-12 is effective for us on January 1, 2015. We do not expect the adoption of ASU 2014-12 to have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification ("ASC"). Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property, plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for us on January 1, 2017. We are currently assessing the potential impact of the adoption of ASU 2014-09 on our condensed consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the definition of discontinued operations in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The new guidance eliminates the previous criteria that the operations and cash flows of the component that have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction. The new guidance also eliminates the previous criteria that the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Instead, ASU 2014-08 requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. ASU 2014-08 requires entities to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the statement of financial position. In addition, ASU 2014-08 requires that an entity disclose in its statement of cash flows, in all periods presented, either: (1) operating and investing cash flows or (2) depreciation and amortization, capital expenditures and significant operating and investing non-cash items related to the discontinued cooperation. ASU 2014-08 is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. We do not expect the adoption of ASU 2014-08 to have a material impact on our condensed consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of a Liability for an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists ("ASU 2013-11"), which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss ("NOL") carryforward, a similar tax loss or a tax credit carryforward exists. The FASB's objective in issuing ASU 2013-11 was to eliminate diversity in practice resulting from a lack of guidance on this topic in current generally accepted accounting principles. ASU 2013-11 requires that an entity present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss or a tax credit unless certain conditions exist. ASU 2013-11 was effective for us beginning January 1, 2014. The adoption of ASU 2013-11 did not have an impact on our consolidated financial statements, as we already applied the methodology prescribed by ASU 2013-11.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"), which indicates that the entire amount of a cumulative translation adjustment ("CTA") related to an entity's investment in a foreign entity should be released when there has been either: (a) a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity; (b) the loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated); or (c) the step acquisition of a foreign entity (i.e., when the accounting for an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity). ASU 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. ASU 2013-05 became effective for us on January 1, 2014. The adoption of ASU 2013-05 did not have a material impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations.
At December 31, 2014, our cash, cash equivalents, marketable securities and long-term investments totaled $148.0 million. We maintain an investment portfolio of various holdings, types and maturities which may include money market funds, commercial paper, corporate notes, certificates of deposit and government debt securities. A sharp rise in market interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in market interest rates could have a material impact on the interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We place our investments with high quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment grade securities. We manage potential losses in fair value by investing in relatively short-term investments, thereby allowing us to hold our investments to maturity. A hypothetical movement of plus or minus 50 basis points in market interest rates could affect the value of our investment portfolio by approximately $0.4 million for the year ended December 31, 2014. However, we have the ability to hold our investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.
Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue for the year ended December 31, 2014 would have been adversely affected by approximately $1.5 million and our net loss for the year ended December 31, 2014 would have been adversely affected by approximately $0.2 million, although the actual effects may differ materially from this hypothetical analysis.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sonus Networks, Inc.
Westford, Massachusetts

We have audited the accompanying consolidated balance sheets of Sonus Networks, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sonus Networks, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 25, 2015

SONUS NETWORKS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$41,157	$72,423
Short-term investments	64,443	138,882
Accounts receivable, net	62,943	64,463
Inventory	22,114	21,793
Deferred income taxes	991	656
Other current assets	15,239	15,073
Total current assets	206,887	313,290
Property and equipment, net	17,845	19,102
Intangible assets, net	22,594	10,091
Goodwill	39,263	32,379
Investments	42,407	34,364
Deferred income taxes	1,043	2,121
Other assets	2,596	6,137
	$332,635	$417,484
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,497	$11,164
Accrued expenses	32,149	34,026
Current portion of deferred revenue	36,967	41,169
Convertible subordinated note	—	2,380
Current portion of long-term liabilities	794	672
Total current liabilities	77,407	89,411
Deferred revenue	8,009	10,528
Deferred income taxes	1,623	922
Other long-term liabilities	5,246	4,371
Total liabilities	92,285	105,232
Commitments and contingencies (Note 21)
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 49,357,033 shares issued and outstanding at December 31, 2014; 53,245,218 shares issued and outstanding at December 31, 2013	49	53
Additional paid-in capital	1,226,226	1,280,655
Accumulated deficit	(991,347)	(974,492)
Accumulated other comprehensive income	5,422	6,036
Total stockholders' equity	240,350	312,252
	$332,635	$417,484

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year ended December 31,
	2014	2013	2012
Revenue:
Product	$182,455	$167,272	$153,326
Service	113,871	109,461	100,808
Total revenue	296,326	276,733	254,134
Cost of revenue:
Product	60,284	59,235	58,109
Service	42,637	45,038	53,431
Total cost of revenue	102,921	104,273	111,540
Gross profit	193,405	172,460	142,594
Operating expenses:
Research and development	79,396	69,559	67,341
Sales and marketing	80,141	78,365	76,341
General and administrative	43,937	40,107	34,283
Acquisition-related	1,558	93	5,496
Restructuring	5,625	5,411	7,675
Total operating expenses	210,657	193,535	191,136
Loss from operations	(17,252)	(21,075)	(48,542)
Interest income, net	75	405	612
Other income, net	2,536	3	202
Loss before income taxes	(14,641)	(20,667)	(47,728)
Income tax provision	(2,214)	(1,452)	(2,441)
Net loss	$(16,855)	$(22,119)	$(50,169)
Loss per share:
Basic	$(0.34)	$(0.40)	$(0.90)
Diluted	$(0.34)	$(0.40)	$(0.90)
Shares used to compute loss per share:
Basic	50,245	55,686	56,018
Diluted	50,245	55,686	56,018

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year ended December 31,
	2014	2013	2012
Net loss	$(16,855)	$(22,119)	$(50,169)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(426)	(672)	(535)
Unrealized loss on available-for-sale marketable securities	(142)	(45)	(19)
Less: Reclassification adjustment for gains included in net loss	(46)	—	—
Other comprehensive loss, net of tax	(614)	(717)	(554)
Comprehensive loss, net of tax	$(17,469)	$(22,836)	$(50,723)

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances, January 1, 2012	55,863,679	$56	$1,310,142	$(902,204)	$7,307	$415,301
Issuance of common stock in connection with employee stock purchase plan	165,381		1,990			1,990
Exercise of stock options	42,500		254			254
Vesting of restricted stock	153,505		1			1
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(32,406)		(342)			(342)
Stock-based compensation expense			8,673			8,673
Assumption of equity awards in connection with acquisition of Network Equipment Technologies, Inc.			892			892
Other comprehensive loss					(554)	(554)
Net loss				(50,169)		(50,169)
Balances, December 31, 2012	56,192,659	56	1,321,610	(952,373)	6,753	376,046
Issuance of common stock in connection with employee stock purchase plan	152,748		2,210			2,210
Exercise of stock options	260,913	1	2,668			2,669
Vesting of restricted stock	181,643		1			1
Issuance of vested performance-based stock awards	241,172		1			1
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(80,939)		(1,300)			(1,300)
Stock-based compensation expense			14,504			14,504
Repurchase of common stock	(3,702,978)	(4)	(59,670)			(59,674)
Other comprehensive loss					(717)	(717)
Reclassification of liability to equity for cash bonuses converted to equity awards			631			631
Net loss				(22,119)		(22,119)
Balances, December 31, 2013	53,245,218	53	1,280,655	(974,492)	6,036	312,252
Issuance of common stock in connection with employee stock purchase plan	180,502		2,882			2,882
Exercise of stock options	806,385	1	10,116			10,117
Vesting of restricted stock	428,674					—
Vesting of performance-based stock awards	136,526					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(142,399)		(2,442)			(2,442)
Repurchase of common stock	(5,297,873)	(5)	(93,219)			(93,224)
Assumption of equity awards in connection with acquisition of Performance Technologies Inc.			1,671			1,671
Stock-based compensation expense			23,914			23,914
Reclassification of liability to equity for cash bonuses converted to equity awards			2,649			2,649
Other comprehensive loss					(614)	(614)
Net loss				(16,855)		(16,855)
Balances, December 31, 2014	49,357,033	$49	$1,226,226	$(991,347)	$5,422	$240,350

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(16,855)	$(22,119)	$(50,169)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation and amortization of property and equipment	11,488	12,329	12,891
Amortization of intangible assets	4,597	4,546	2,773
Stock-based compensation	23,914	17,873	9,003
Impairment of intangible assets	—	600	—
Write-off of prepaid royalties for software licenses	—	—	7,083
Loss on disposal of property and equipment	292	54	344
Deferred income taxes	885	(553)	785
Changes in operating assets and liabilities:
Accounts receivable	4,771	3,536	(8,924)
Inventory	5,414	4,150	(7,713)
Other operating assets	5,077	6,200	1,669
Accounts payable	(3,759)	(555)	(4,949)
Accrued expenses and other long-term liabilities	1,657	4,768	937
Deferred revenue	(7,439)	3,278	(3,039)
Net cash provided by (used in) operating activities	30,042	34,107	(39,309)
Cash flows from investing activities:
Purchases of property and equipment	(9,541)	(6,949)	(10,540)
Business acquisition, net of cash acquired	(35,022)	—	(35,508)
Divestiture of business	2,000	—	—
Purchases of marketable securities	(112,800)	(182,491)	(159,828)
Sale/maturities of marketable securities	179,365	196,980	258,278
Proceeds from the sale of fixed assets	268	—	—
Net cash provided by investing activities	24,270	7,540	52,402
Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	2,882	1,888	1,693
Proceeds from exercise of stock options	10,117	2,669	254
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(2,442)	(1,300)	(342)
Repurchase of common stock	(93,224)	(59,674)	—
Principal payments of capital lease obligations	(84)	(117)	(120)
Payment of debt	(2,380)	—	(31,824)
Net cash used in financing activities	(85,131)	(56,534)	(30,339)
Effect of exchange rate changes on cash and cash equivalents	(447)	(694)	(201)
Net decrease in cash and cash equivalents	(31,266)	(15,581)	(17,447)
Cash and cash equivalents, beginning of year	72,423	88,004	105,451
Cash and cash equivalents, end of year	$41,157	$72,423	$88,004
Supplemental disclosure of cash flow information:
Interest paid	$89	$89	$780
Income taxes paid	$2,247	$1,569	$2,388
Income tax refunds received	$94	$164	$67
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$411	$1,446	$305
Property and equipment acquired under capital lease	$—	$113	$40
Business acquisition purchase consideration - assumed equity awards	$1,671	$—	$892
Supplemental disclosure of non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units and performance-based stock awards on date vested	$8,425	$6,816	$1,640

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements

(1) NATURE OF THE BUSINESS
Sonus Networks, Inc. ("Sonus" or the "Company") is a leading provider of networked solutions for communications service providers (e.g., telecommunications, wireless and cable service providers) and enterprises to help them advance, protect and unify their communications and improve collaboration. Sonus helps many of the world's leading communications service providers and enterprises embrace the next generation of Session Initiation Protocol ("SIP") and 4G/LTE (Long Term Evolution)-based solutions, including Voice over Internet Protocol ("VoIP"), video and Unified Communications ("UC") through secure, reliable and scalable Internet Protocol ("IP") networks. Sonus' products include session border controllers ("SBCs"), diameter signaling controllers ("DSCs"), policy/routing servers, media and signaling gateways and network analytics tools.

Sonus utilizes both direct and indirect sales channels to reach its target customers. Customers and prospective customers in the service provider space are traditional and emerging communications service providers, including long distance carriers, local exchange carriers, Internet service providers, wireless operators, cable operators, international telephone companies and carriers that provide services to other carriers. Enterprise customers and target enterprise customers include financial institutions, retailers, state and local governments, and other multinational corporations.

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements have been prepared in United States dollars, in accordance with accounting principles generally accepted in the United States ("GAAP").

The Company reports its first, second and third quarters on a 4-4-5 basis, with the quarter ending on the Friday closest to the last day of each third month. In 2014, the Company's first quarter ended on March 28, 2014, the second quarter ended on June 27, 2014 and the third quarter ended on September 26, 2014. In 2013, the Company's first quarter ended on March 29, 2013, the second quarter ended on June 28, 2013 and the third quarter ended on September 27, 2013. In 2012, the Company's first quarter ended on March 30, 2012, the second quarter ended on June 29, 2012 and the third quarter ended on September 28, 2012. The Company's fiscal year ends on December 31.

In December 2014, the Company's stockholders approved an amendment to Sonus' Fourth Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of its common stock, with the ratio, implementation and timing of such reverse stock split (within specified parameters) to be determined at the discretion of the Company's Board of Directors. In January 2015, the Reverse Stock Split Special Committee of the Board of Directors set the ratio for the reverse stock split at one-for-five and such reverse stock split was made effective on the NASDAQ Global Select Market as of the commencement of trading on January 30, 2015.  As a result of the reverse stock split, the number of the Company's issued and outstanding shares was adjusted such that every five shares of common stock were converted into one share of common stock, reducing the authorized number of shares of the Company's common stock from 600,000,000 to 120,000,000. Proportional adjustments were also made to the Company's equity incentive plans, as well as to any outstanding restricted stock awards and stock options granted under such equity incentive plans to maintain the economic value of the awards.  Following the effective date of the reverse stock split, the par value of the common stock remained at $0.001 per share. Unless otherwise indicated, all references herein to shares outstanding and share issuances have been adjusted to give effect to the aforementioned reverse stock split.

On February 19, 2014 (the "PT Acquisition Date"), the Company completed the acquisition of Performance Technologies, Incorporated ("PT"). The financial results of PT are included in the Company's consolidated financial statements for the periods subsequent to the PT Acquisition Date.

On August 24, 2012, the Company completed the acquisition of Network Equipment Technologies, Inc. (“NET”). The financial results of NET have been included in the Company's consolidated financial statements for the periods subsequent to its acquisition.

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

Our products typically have both software and non-software components that function together to deliver the products' essential functionality. Many of our sales involve multiple-element arrangements that include both software and hardware-related products, maintenance and various professional services. We recognize revenue in accordance with the provisions of

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

Accounting Standards Codification ("ASC") 605-25, Revenue Recognition - Multiple-Element Arrangements ("ASC 605-25") transactions that include both hardware and software components. We recognize revenue from stand-alone software sales under the software revenue recognition guidance in ASC 985-605, Software - Revenue Recognition ("ASC 985-605"). The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges.

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

Under ASC 985-605, revenue for any undelivered elements that are considered not essential to the functionality of the product and for which vendor-specific objective evidence of selling price (“VSOE”) has been established is deferred and recognized upon delivery utilizing the residual method. If the Company has undelivered product for which VSOE has not been established, it defers all revenue on the entire arrangement until VSOE is established or until such elements are delivered, provided that all other revenue recognition criteria are met. If the Company has undelivered services for which VSOE has not been established, the entire arrangement is recognized as revenue over the longest remaining service period from the point in time that all services have commenced and all products have been delivered, provided that all other revenue recognition criteria are met.

For transactions that include multiple elements, arrangement consideration is allocated to each element based on the relative selling prices of all of the elements in the arrangement using the fair value hierarchy as required by ASC 605-25.

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

Deferred revenue typically includes customer deposits and amounts associated with partial product shipments and maintenance or service contracts. Deferred revenue expected to be recognized as revenue more than one year subsequent to the balance sheet date is reported as a component of long-term liabilities in the condensed consolidated balance sheets. The Company defers recognition of incremental direct costs, such as cost of goods, third-party installations and commissions, until recognition of the related revenue. Such costs are classified as current assets if the deferred revenue is initially classified as current and noncurrent assets if the related deferred revenue is initially classified as long-term.

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

Financial Instruments

The carrying amounts of Sonus' financial instruments, which include cash equivalents, investments, accounts receivable, accounts payable and convertible subordinated debt approximate their fair values.

All investments in marketable securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, in Accumulated other comprehensive loss, which is a component of stockholders' equity. Unrealized losses that are determined to be other-than-temporary, based on current and expected market conditions, are recognized in earnings. Declines in fair value determined to be credit-related are charged to earnings. The cost of marketable securities sold is determined by the specific identification method.

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

Foreign Currency Translation

For foreign subsidiaries where the functional currency is the local currency, assets and liabilities are translated into U.S. dollars at the current exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during each period. Translation adjustments for these subsidiaries are included in Accumulated other comprehensive loss.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

The components of foreign currency translation gains (losses), which are reported as a component of General and administrative expenses in the consolidated statements of operations, for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Transaction losses	$(420)	$(746)	$(1,365)
Remeasurement gains (losses)	1,980	(164)	767
	$1,560	$(910)	$(598)

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

Software development costs associated with internal use software are incurred in three stages of development: the preliminary project stage, the application development stage and the post-implementation stage. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Certain qualifying costs incurred during the application development stage are capitalized as property and equipment. Internal use software is amortized on a straight-line basis over its estimated useful life of three years, beginning when the software is ready for its intended use.

Intangible Assets and Goodwill

Intangible assets are comprised of intellectual property purchased in 2010 which is amortized over its estimated useful life of five years; intangible assets arising from the August 24, 2012 acquisition of NET, comprised of developed technology, customer relationships, order backlog and internal use software, which are amortized over their estimated useful lives of four months to approximately six years; and intangible assets arising from the February 19, 2014 acquisition of PT, comprised of developed technology and customer relationships, which are amortized over their estimated useful lives of six to seven years. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable based upon the estimated undiscounted cash flows. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future operating cash flows or appraised values, depending on the nature of the asset. In the second quarter of 2013, the Company recorded an impairment charge of $0.6 million to write down the carrying value of one of its intellectual property intangible assets to zero. See Note 9 for additional information regarding this expense.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually or if indicators of potential impairment exist by comparing the fair value of the Company's reporting unit to its carrying value.

The Company adopted ASU 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08") in fiscal year 2013. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. This qualitative assessment included the review of macroeconomic conditions, industry and market considerations, cost factors, overall company financial performance and other related facts and circumstances that could indicate that a more detailed assessment would be required. If it is concluded that it is more likely than not that the fair value is less than the carrying value, then it is necessary to perform the currently prescribed two-step goodwill impairment test. Alternatively, if it is concluded that it is not more likely than not that the fair value exceeds carrying value, the currently prescribed two-step goodwill impairment test is not required.

The Company's annual testing for impairment of goodwill is completed as of November 30 of each year. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. The Company performed its qualitative assessments for both 2014 and 2013 and concluded each year that it was not more likely than not that the fair value of our reporting unit was less than its carrying value. The Company's testing for 2012 also indicated that no impairment of goodwill existed.

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

Concentrations of Credit Risk and Single Source Suppliers

The financial instruments that potentially subject Sonus to concentrations of credit risk are cash, cash equivalents, investments and accounts receivable. The Company's cash equivalents and investments were managed by three financial institutions at December 31, 2014 and two financial institutions at December 31, 2013.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

Certain components and software licenses from third parties used in Sonus' products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus' delivery of products and thereby materially adversely affect Sonus' revenues and operating results.

Sonus had three contract manufacturers at December 31, 2014. Failure to manage the activities of these manufacturers or any disruption in these relationships could result in the disruption in the supply of its products and in delays in the fulfillment of the Company's customer orders.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses were $1.5 million for the year ended December 31, 2014, $2.7 million for the year ended December 31, 2013 and $1.1 million for the year ended December 31, 2012.

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

Sonus has not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as the Company plans to permanently reinvest these amounts. Cumulative undistributed foreign earnings were approximately $28 million at December 31, 2014 and approximately $17 million at December 31, 2013. Generally, the undistributed foreign earnings become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. The Company has

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

been taxed on certain earnings of its non-U.S. subsidiaries. Previously taxed earnings were approximately $15 million at December 31, 2014 and $11 million at December 31, 2013. Thus, $13 million of the undistributed earnings at December 31, 2014 and $6 million at December 31, 2013 are subject to U.S. income taxes on undistributed earnings. The Company does not believe it is practicable to estimate with reasonable accuracy the hypothetical amount of the unrecognized deferred tax liability on its undistributed foreign earnings given the large number of tax jurisdictions involved and the many factors and assumptions required to estimate the amount of the U.S. federal income tax on the undistributed earnings after reduction for the available foreign tax credits.

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

In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations relating to guidance on applying tax rules to amounts paid to acquire, produce or improve tangible personal property as well as rules for materials and supplies effective for tax years beginning on or after January 1, 2014. The Company has reviewed the regulations and has determined that its current method of accounting is appropriate under the regulations with no change required.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidelines determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. AS 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (“ASU 2014-12”). ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent upon the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. ASU 2014-12 does not contain any new disclosure requirements. ASU 2014-12 is effective for the Company on January 1, 2015. The Company does not expect the adoption of ASU 2014-12 to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification ("ASC"). Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. ASU 2014-09 also requires significantly expanded disclosures about revenue

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

recognition. ASU 2014-09 is effective for the Company on January 1, 2017. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its condensed consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the definition of discontinued operations in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The new guidance eliminates the previous criteria that the operations and cash flows of the component that have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction. The new guidance also eliminates the previous criteria that the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Instead, ASU 2014-08 requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. ASU 2014-08 requires entities to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the statement of financial position. In addition, ASU 2014-08 requires that an entity disclose in its statement of cash flows, for all periods presented, either: (1) operating and investing cash flows or (2) depreciation and amortization, capital expenditures and significant operating and investing non-cash items related to the discontinued operation. ASU 2014-08 is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. The Company does not expect the adoption of ASU 2014-08 to have a material impact on its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, Presentation of a Liability for an Unrecognized Tax Benefit When a Net Operating Loss Carryforward or Tax Credit Carryforward Exists ("ASU 2013-11"), which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss ("NOL") carryforward, a similar tax loss or a tax credit carryforward exists. The FASB's objective in issuing ASU 2013-11 was to eliminate diversity in practice resulting from a lack of guidance on this topic in current GAAP. ASU 2013-11 requires that an entity present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for an NOL carryforward, a similar tax loss or a tax credit unless certain conditions exist. ASU 2013-11 was effective for the Company beginning January 1, 2014. The adoption of ASU 2013-11 did not have an impact on the Company's consolidated financial statements, as the Company already applied the methodology prescribed by ASU 2013-11.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"), which indicates that the entire amount of a cumulative translation adjustment ("CTA") related to an entity's investment in a foreign entity should be released when there has been either: (a) a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in a foreign entity; (b) the loss of a controlling financial interest in an investment in a foreign entity (i.e., the foreign entity is deconsolidated); or (c) the step acquisition of a foreign entity (i.e., when the accounting for an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity). ASU 2013-05 does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. ASU 2013-05 was effective for the Company beginning January 1, 2014. The adoption of ASU 2013-05 did not have a material impact on the Company's consolidated financial statements.

(3) BUSINESS ACQUISITIONS

Performance Technologies, Incorporated

On the PT Acquisition Date, the Company acquired all of the outstanding common stock of PT for cash consideration of $35.0 million, or $3.75 per share of PT common stock. This acquisition has enabled Sonus to expand its solutions portfolio with signaling technology and acquire expertise to enable mobile service providers to offer new real-time multimedia services through their mobile infrastructure. Delivering these services across the LTE next-generation mobile networks will require adoption of the next-generation signaling technology known in the industry as Diameter Signal. The acquisition of PT has allowed Sonus to diversify its product portfolio with an integrated, virtualized Diameter and SIP-based solution and deliver strategic value to service providers seeking to offer new multimedia services through mobile, cloud-based, real-time communications.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

The transaction has been accounted for as a business combination and the financial results of PT have been included in the Company's consolidated financial statements starting on the PT Acquisition Date.

The Company finalized the valuation of acquired assets, identifiable intangible assets, uncertain tax liabilities and certain accrued liabilities in the fourth quarter of 2014. Based on new information gathered about facts and circumstances that existed as of the PT Acquisition Date related to the valuation of certain acquired assets and assumed liabilities, the Company recorded adjustments which resulted in an increase to goodwill of $0.6 million, a decrease to other current assets of $0.4 million and an increase to other long-term liabilities of $0.2 million in the period subsequent to the PT Acquisition Date. The Company recorded $8.8 million of goodwill, primarily due to expected synergies between the combined companies and expanded market opportunities. The goodwill is not deductible for tax purposes.

A summary of the allocation of the purchase consideration for PT is as follows (in thousands):

Fair value of consideration transferred:
Cash, net of cash acquired	$35,022
Fair value of equity awards assumed (see Note 16)	1,671
Fair value of total consideration	$36,693
Fair value of assets acquired and liabilities assumed:
Marketable securities	$2,315
Other current assets	9,337
Property and equipment	2,251
Intangible assets	17,100
Goodwill	8,781
Current liabilities	(2,762)
Other long-term liabilities	(329)
$36,693

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the acquired developed technology and customer relationships intangible assets. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company's estimates of contract renewal, technology attrition and revenue growth projections. The Company is amortizing the identifiable intangible assets in relation to the expected cash flows from the individual intangible assets over their respective useful lives. These intangible assets have a weighted average useful life of 6.8 years (see Note 9).

The identifiable intangible assets recorded in connection with the PT acquisition are as follows (in thousands):

Developed technology	$13,200
Customer relationships	3,900
$17,100

The Company recognized revenue aggregating $14.6 million in the period from the PT Acquisition Date through December 31, 2014. The Company has not disclosed the amount of earnings of PT since the PT Acquisition Date or pro forma financial information, as these amounts are not significant to the Company's consolidated financial statements.

Sale of Multi-Protocol Server Business

On June 20, 2014 (the "MPS Sale Date"), the Company sold its PT Multi-Protocol Server ("MPS") business for $2.0 million, comprised of $0.2 million of inventory, $0.1 million of fixed assets, $0.2 million of deferred revenue and $1.9 million of PT goodwill allocable to the MPS business. The Company had acquired the MPS business in connection with the acquisition of PT. The Company incurred $0.4 million of transaction costs, which are included as a component of General and administrative expenses. The results of operations of the MPS business are excluded from the Company's consolidated results for the period subsequent to the MPS Sale Date.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

Network Equipment Technologies, Inc.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

Company is amortizing the identifiable intangible assets in relation to the expected cash flows from the individual intangible assets over their respective useful lives (see Note 9).

The identifiable intangible assets recorded in connection with the NET acquisition are as follows (in thousands):

Developed technology	$9,080
Customer relationships	6,140
Order backlog	860
Internal use software	730
$16,810

Pro Forma Results

The following unaudited pro forma information presents the condensed combined results of operations of the Company and NET for the year ended December 31, 2012 as if the acquisition of NET had been completed on January 1, 2011 with adjustments to give effect to pro forma events that are directly attributable to the acquisition. These pro forma adjustments include a reduction of historical NET revenue for the fair value adjustment related to acquired deferred revenue, an increase in amortization expense for the acquired identifiable intangible assets, a decrease in historical NET interest expense reflecting the extinguishment of certain of NET's debt as a result of the acquisition and the elimination of transaction costs included in the Company's and NET's historical results, directly attributable to the acquisition from the year ended December 31, 2012.

The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings which may result from the consolidation of the operations of the Company and NET. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of the period presented, nor are they intended to represent or be indicative of future results of operations (in thousands, except per share amounts):

Year ended December 31,
2012
Revenue	$284,970
Net loss	$(62,148)
Loss per share	$(1.11)

Acquisition-Related Expenses

Acquisition-related expenses include those expenses related to the acquisition that would otherwise not have been incurred by the Company. These expenses include professional and services fees, such as legal, audit, consulting, paying agent and other fees, and expenses related to cash payments to certain former executives of the acquired businesses under their respective change of control agreements. Of the amounts recorded in the year ended December 31, 2014, $1.3 million relates to the acquisition of PT and $0.3 million relates to professional fees in connection with the January 2, 2015 transaction with Treq Labs, Inc. (see Note 22). The amount recorded in the year ended December 31, 2013 relates to the acquisition of PT and the amount recorded in the year ended December 31, 2012 relates to the acquisition of NET.

The components of acquisition-related costs incurred in the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Professional and services fees	$1,309	$93	$3,571
Change of control agreements	249	—	1,925
	$1,558	$93	$5,496

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

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

The calculations of shares used to compute basic and diluted loss per share are as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Weighted average shares outstanding—basic	50,245	55,686	56,018
Potential dilutive common shares	—	—	—
Weighted average shares outstanding—diluted	50,245	55,686	56,018

Options to purchase the Company's common stock, unvested shares of restricted stock, unvested performance-based stock awards for which the performance conditions have been satisfied and shares in connection with future purchases under the Company's Amended and Restated 2000 Employee Stock Purchase Plan, as amended (the "ESPP") aggregating 8.0 million shares for the year ended December 31, 2014 have not been included in the computation of diluted loss per share because their effect would have been antidilutive. Options to purchase the Company's common stock, unvested shares of restricted stock and unvested performance-based stock awards for which the performance conditions have been satisfied aggregating 7.1 million shares for the year ended December 31, 2013 and 5.6 million shares for the year ended December 31, 2012 have not been included in the computation of diluted loss per share because their effect would have been antidilutive.

(5) CASH EQUIVALENTS AND INVESTMENTS

The Company invests in debt and equity instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

During the year ended December 31, 2014, the Company sold $45.9 million of its available-for-sale securities and realized gross gains aggregating $46,000, which are included as a component of Other income, net, in the Company's consolidated statement of operations for that period. The Company did not realize any gross losses on these sales. The Company did not sell any of its available-for-sale securities during the years ended December 31, 2013 or 2012, and accordingly, no gains or losses were realized.

Investments with continuous unrealized losses for one year or greater at December 31, 2014 were nominal; however, since the Company does not intend to sell these securities and does not believe it will be required to sell any securities before they recover in value, it does not believe these declines are other-than-temporary.

On a quarterly basis, the Company reviews its investments to determine if there have been any events that could create a credit impairment. Based on its reviews, the Company does not believe that any impairment existed with its current holdings at December 31, 2014.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

The amortized cost, gross unrealized gains and losses and fair value of the Company's cash equivalents and investments at December 31, 2014 and 2013 were comprised of the following (in thousands):

	December 31, 2014
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$11,653	$—	$—	$11,653

Short-term investments
Municipal obligations	$1,273	$1	$(1)	$1,273
U.S. government agency notes	4,016	—	—	4,016
Corporate debt securities	40,921	2	(59)	40,864
Commercial paper	9,340	—	—	9,340
Certificates of deposit	8,950	—	—	8,950
	$64,500	$3	$(60)	$64,443
Investments
Municipal obligations	$2,702	$1	$(3)	$2,700
U.S. government agency notes	2,300	—	(1)	2,299
Corporate debt securities	35,897	4	(86)	35,815
Commercial paper	1,093	—	—	1,093
Certificates of deposit	500	—	—	500
	$42,492	$5	$(90)	$42,407

	December 31, 2013
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$50,404	$—	$—	$50,404

Short-term investments
U.S. government agency notes	$47,895	$15	$—	$47,910
Corporate debt securities	81,993	35	(8)	82,020
Commercial paper	5,647	2	—	5,649
Certificates of deposit	3,300	3	—	3,303
	$138,835	$55	$(8)	$138,882
Investments
U.S. government agency notes	$9,254	$3	$—	$9,257
Foreign government notes	1,250	—	—	1,250
Corporate debt securities	23,848	17	(8)	23,857
	$34,352	$20	$(8)	$34,364

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

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

The following table shows the fair value of the Company's financial assets at December 31, 2014 and 2013. These financial assets are comprised of the Company's available-for-sale debt securities and reported under the captions Cash and cash equivalents, Short-term investments and Investments in the consolidated balance sheets (in thousands):

		Fair value measurements at December 31, 2014 using:
	Total carrying value at December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$11,653	$11,653	$—	$—

Short-term investments
Municipal obligations	$1,273	$—	$1,273	$—
U.S. government agency notes	4,016	—	4,016	—
Corporate debt securities	40,864	—	40,864	—
Commercial paper	9,340	—	9,340	—
Certificates of deposit	8,950	—	8,950	—
	$64,443	$—	$64,443	$—
Investments
Municipal obligations	$2,700	$—	$2,700	$—
U.S. government agency notes	2,299	—	2,299	—
Corporate debt securities	35,815	—	35,815	—
Commercial paper	1,093	—	1,093	—
Certificates of deposit	500	—	500	—
	$42,407	$—	$42,407	$—

		Fair value measurements at December 31, 2013 using:
	Total carrying value at December 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$50,404	$50,404	$—	$—

Short-term investments
U.S. government agency notes	$47,910	$—	$47,910	$—
Corporate debt securities	82,020	—	82,020	—
Commercial paper	5,649	—	5,649	—
Certificates of deposit	3,303	—	3,303	—
	$138,882	$—	$138,882	$—
Investments
U.S. government agency notes	$9,257	$—	$9,257	$—
Foreign government notes	1,250	—	1,250	—
Corporate debt securities	23,857	—	23,857	—
	$34,364	$—	$34,364	$—

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

The Company's marketable securities and investments have been valued with the assistance of valuations provided by third-party pricing services, as derived from such services' pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security. The Company is ultimately responsible for the consolidated financial statements and underlying estimates. Accordingly, the Company assesses the reasonableness of the valuations provided by the third-party pricing services by reviewing actual trade data, broker/dealer quotes and other similar data, which are obtained from quoted market prices or other sources.

(6) ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following (in thousands):

	December 31,
	2014	2013
Accounts receivable, gross	$63,001	$64,620
Allowance for doubtful accounts	(58)	(157)
Accounts receivable, net	$62,943	$64,463

The activity in the Company's allowance for doubtful accounts is as follows (in thousands):

Year ended December 31,	Balance at beginning of year	Charges to expense	Write-offs	Balance at end of year
2014	$157	$92	$(191)	$58
2013	$—	$415	$(258)	$157
2012	$—	$—	$—	$—

(7) INVENTORY

Inventory consists of the following (in thousands):

	December 31,
	2014	2013
On-hand final assemblies and finished goods inventories	$19,285	$19,070
Deferred cost of goods sold	2,829	4,387
	22,114	23,457
Less current portion	(22,114)	(21,793)
Noncurrent portion (included in Other assets)	$—	$1,664

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(8) PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

		December 31,
	Useful Life	2014	2013
Equipment	3 years	$65,703	$80,710
Software	2-3 years	17,342	15,410
Furniture and fixtures	3-5 years	612	855
Leasehold improvements	Shorter of the life of the lease or estimated useful life (1-5 years)	11,920	10,659
		95,577	107,634
Less accumulated depreciation and amortization		(77,732)	(88,532)
Property and equipment, net		$17,845	$19,102

The Company recorded depreciation and amortization expense related to property and equipment of $11.5 million for the year ended December 31, 2014, $12.3 million for the year ended December 31, 2013 and $12.9 million for the year ended December 31, 2012. During the year ended December 31, 2014, the Company disposed of certain property and equipment that was fully depreciated at the time of disposal, which resulted in reductions in both Cost and Accumulated depreciation.

Property and equipment under capital leases included in the amounts above are as follows (in thousands):

	December 31,
	2014	2013
Cost	$113	$326
Less accumulated depreciation	(71)	(220)
Property and equipment under capital leases, net	$42	$106

The net book values of the Company's property and equipment by geographic area are as follows (in thousands):

	December 31,
	2014	2013
United States	$12,652	$13,960
Asia/Pacific	3,574	4,665
Europe	765	453
Other	854	24
	$17,845	$19,102

(9) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at December 31, 2014 and 2013 consist of the following (in thousands):

December 31, 2014	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Intellectual property	5.00	$999	$999	$—
Developed technology	6.18	22,280	5,193	17,087
Customer relationships	5.57	10,040	4,695	5,345
Internal use software	3.00	730	568	162
	5.75	$34,049	$11,455	$22,594

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

December 31, 2013	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Intellectual property	5.00	$999	$999	$—
Developed technology	5.03	9,080	2,729	6,351
Customer relationships	5.30	6,140	2,806	3,334
Internal use software	3.00	730	324	406
	4.35	$16,949	$6,858	$10,091

Amortization expense for intangible assets for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

	Year ended December 31,			Statement of operations classification
	2014	2013	2012
Intellectual property	$—	$200	$400	Research and development
Developed technology	2,464	1,999	730	Cost of revenue - product
Customer relationships	1,889	2,104	702	Sales and marketing
Order backlog	—	—	860	Cost of revenue - product
Internal use software	244	243	81	Cost of revenue - product
	$4,597	$4,546	$2,773

In connection with the preparation of its financial statements for the second quarter of 2013, the Company reviewed its intangible assets and other long-lived assets for impairment indicators. The Company determined that a triggering event had occurred relative to one of its intellectual property intangible assets that had been acquired during 2010. During 2013, the Company discontinued its development of this technology and determined that there were no alternative uses of the technology within either its existing or future product lines. Additionally, based on the age and resulting obsolescence of such technology, the Company concluded that the fair value was nominal based on a discounted cash flow model. As a result, the Company recorded an impairment charge of $0.6 million to write down the carrying value of the asset to zero. This expense is included as a component of research and development expense in the Company's consolidated statements of operations for the year ended December 31, 2013. The nonrecurring fair value measurement of the impairment of the intellectual property was categorized in Level 3 of the fair value hierarchy.

Estimated future amortization expense for the Company's intangible assets at December 31, 2014 is as follows (in thousands):

Years ending December 31,
2015	$5,646
2016	5,290
2017	5,259
2018	2,953
2019	2,263
Thereafter	1,183
$22,594

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The changes in the carrying value of the Company's goodwill in the years ended December 31, 2014 and 2013 are as follows (in thousands):

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

	Year ended December 31,
	2014	2013
Balance at January 1
Goodwill	$35,485	$35,485
Accumulated impairment losses	(3,106)	(3,106)
	32,379	32,379
Acquisition of PT	8,781	—
Sale of MPS business	(1,897)	—
Balance at December 31	$39,263	$32,379

The components of the Company's goodwill balances at December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Balance
Goodwill	$42,369	$35,485
Accumulated impairment losses	(3,106)	(3,106)
	$39,263	$32,379

(10) ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	December 31,
	2014	2013
Employee compensation and related costs	$20,042	$20,683
Other	12,107	13,343
	$32,149	$34,026

(11) RESTRUCTURING ACCRUAL

The Company is committed to streamlining operations and reducing operating costs by closing and consolidating certain facilities and reducing its worldwide workforce. The Company recorded $5.6 million of restructuring expense in the year ended December 31, 2014, comprised of $3.6 million for severance and related costs, $1.8 million related to the early termination of leases on three facilities and $0.2 million for the write-off of assets associated with these facilities. Of this amount, $2.3 million was recorded in connection with the PT acquisition, comprised of $1.7 million for severance and related costs, $0.5 million related to PT's former corporate headquarters in New York and $0.1 million for the write-off of assets in connection with the PT facility.

The Company recorded $5.4 million of restructuring expense in the year ended December 31, 2013, comprised of $5.1 million for severance and related costs in connection with reducing the Company's workforce and $0.3 million related to facilities.

The Company recorded $7.7 million of restructuring expense in the year ended December 31, 2012, comprised of $3.2 million for severance and related costs, $4.2 million related to space reductions in three facilities and $0.3 million for the write-off of assets associated with the aforementioned facility consolidations. The $4.2 million recorded in the year ended December 31, 2012 related to facilities is principally comprised of $4.0 million related to space reductions in NET's former corporate headquarters in California.

Restructuring expense is reported separately in the Company's consolidated statements of operations. The Company

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

expects to complete the payments related to severance in 2015 and the payments related to facilities in 2019.

The portion of restructuring payments due more than one year from the balance sheet date is included in Other long-term liabilities in the Company's consolidated balance sheets. At December 31, 2014, the long-term portion of accrued restructuring was $1.9 million and represents future lease payments on restructured facilities.

The tables below summarize the restructuring accrual activity for the years ended December 31, 2014 and 2013 (in thousands):

	Balance at January 1, 2014	Initiatives charged to expense	Cash payments	Balance at December 31, 2014
Severance	$1,333	$3,615	$(3,266)	$1,682
Facilities	3,012	1,820	(1,180)	3,652
	$4,345	5,435	$(4,446)	$5,334
Asset write-offs		190
		$5,625

	Balance at January 1, 2013	Initiatives charged to expense	Cash payments	Balance at December 31, 2013
Severance	$1,135	$5,102	$(4,904)	$1,333
Facilities	4,100	309	(1,397)	3,012
	$5,235	$5,411	$(6,301)	$4,345

(12) DEBT

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

Borrowings under the Credit Agreement may be used for the general corporate purposes of the Company and its subsidiaries, including working capital, acquisitions, dividends and stock repurchases, to the extent permitted under the Credit Agreement.

The obligations of the Company under the Credit Agreement are guaranteed by Sonus International, Inc., Sonus Federal, Inc., NET and PT (collectively, together with the Company, the "Loan Parties") pursuant to a Master Continuing Guaranty and are secured by the assets of the Loan Parties pursuant to a Security and Pledge Agreement.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

relating to judgments, an ERISA Event (as defined in the Credit Agreement), the failure to pay specified indebtedness and a change of control default.

The Company did not have any amounts outstanding under the Credit Agreement at December 31, 2014.

Assumed Debt - NET Acquisition

2007 Notes

In December 2007, NET issued $85.0 million of 3 3/4% Convertible Senior Notes due December 15, 2014 (the "2007 Notes") in a private placement, of which $10.5 million in principal remained outstanding at the NET Acquisition Date, and under which NET remained obligated after the acquisition. The 2007 Notes bore interest at a rate of 3 3/4 % per annum and matured on December 15, 2014. The 2007 Notes were unsecured senior obligations of NET, ranking equal in right of payment to all existing and future senior indebtedness of NET, and senior in right of payment to any existing and future subordinated indebtedness of NET.

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

The acquisition of NET by the Company constituted a "fundamental change" under the indenture governing the 2007 Notes, which triggered the distribution of a fundamental change notice to each holder of 2007 Notes, indicating that each such holder had the right to have all or a portion of its 2007 Notes purchased at a price in cash equal to 100% of the principal amount of the 2007 Notes (or portion thereof), plus any accrued and unpaid interest to, but excluding the fundamental change purchase date of October 12, 2012. In response to the fundamental change notice, $8.1 million in aggregate principal amount of 2007 Notes were tendered for purchase. The remaining $2.4 million in aggregate principal amount was paid in full on December 4, 2014 and accordingly, at December 31, 2014, NET's obligations under the 2007 Notes were discharged.

The Company determined that the estimated fair value of its outstanding debt at December 31, 2013 equaled its carrying value. Although the debt could have been publicly traded, there were no trading transactions since 2010 and accordingly, the Company categorized it as a Level 2 within the fair value hierarchy.

1989 Debentures

In May 1989, NET issued $75.0 million of 7 1/4% Redeemable Convertible Subordinated Debentures due May 15, 2014 (the "1989 Debentures"), of which $23.7 million in aggregate principal amount remained outstanding as of the NET Acquisition Date, and under which NET remained obligated after the acquisition. The 1989 Debentures bore interest at a rate of 7 1/4 % per annum and matured according to their terms on May 15, 2014.

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

On August 24, 2012, NET sent a notice to the holders of the 1989 Debentures, notifying them that NET had elected to redeem on September 26, 2012 the entire outstanding aggregate principal amount of the 1989 Debentures. On the redemption date, the entire outstanding principal amount of the 1989 Debentures became due and payable at a redemption price equal to 100% of the principal amount of the 1989 Debentures plus accrued and unpaid interest to the redemption date. NET paid the aggregate principal amount of $23.7 million plus $0.6 million in accrued interest to the holders of the 1989 Debentures on September 26, 2012 and accordingly, at December 31, 2012, no obligation remained in connection with the Debentures.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(13) LONG-TERM LIABILITIES

Long-term liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Capital lease obligations	$70	$154
Deferred rent	3,160	3,057
Restructuring	5,334	4,345
Other	1,125	—
	9,689	7,556
Current portion *	(4,443)	(3,185)
Long-term liabilities, net of current portion	$5,246	$4,371

* Includes $3.4 million at December 31, 2014 and $2.5 million at December 31, 2013 of current accrued restructuring reported as a component of Accrued expenses in the consolidated balance sheets.

(14) STOCKHOLDER RIGHTS PLAN

On September 17, 2014, the Company entered into an amendment to its stockholder rights agreement adopted on June 26, 2008, as amended (the "Rights Plan"), to advance the final expiration date from June 26, 2015 to September 17, 2014. As a result of this amendment, effective as of the close of business on September 17, 2014, the Rights (as defined in the Rights Plan) expired and are no longer outstanding and the Rights Plan terminated by its terms.

(15) COMMON STOCK REPURCHASES AND UNDERWRITTEN OFFERING

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

During the year ended December 31, 2014, the Company spent $18.0 million, including transaction fees, to repurchase and retire 1.0 million shares of its common stock under the buyback program. During the year ended December 31, 2013, the Company spent $59.7 million, including transaction fees, to repurchase and retire 3.7 million shares of its common stock under the buyback program.

At December 31, 2014, the Company had $22.8 million remaining under the stock buyback program for future purposes.

Underwritten Offering

On March 20, 2014, the Company announced the commencement of an underwritten public offering of 7.5 million shares of its common stock on behalf of Galahad Securities Limited and its affiliated entities (collectively, the "Legatum Group"). The underwriter of the offering was granted a 30-day option to purchase up to 1.125 million additional shares from the Legatum Group. The Legatum Group received all the proceeds from the underwritten offering; no shares in the underwritten offering were sold by Sonus or any of its officers or directors. Sonus purchased 4.3 million shares of its common stock from the underwriter for $17.4410 per share, the price equal to the price paid by the underwriter to the Legatum Group in

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

the underwritten offering, for a total of $75.3 million, including transaction fees of $0.3 million. This repurchase was not completed under the Company's stock buyback program. Sonus funded the share repurchase with cash on hand. The repurchased shares were retired upon completion of the transaction.

(16) STOCK-BASED COMPENSATION PLANS

Reverse Stock Split

At its December 2, 2014 special meeting of stockholders, the Company's stockholders approved an amendment to the Company's Fourth Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of the Company's common stock, with the ratio, implementation and timing of such reverse stock split (within specified parameters) to be determined in the discretion of the Company's Board of Directors. In January 2015, the Reverse Stock Split Special Committee of the Company's Board of Directors set the ratio for the reverse stock split at one-for-five and such reverse stock split was made effective on the NASDAQ Global Select Market as of the commencement of trading on January 30, 2015.  As a result of the reverse stock split, the number of the Company's issued and outstanding shares was adjusted such that every five shares of common stock were converted into one share of common stock, reducing the authorized number of shares of the Company's common stock from 600,000,000 to 120,000,000. Proportional adjustments were also made to the Company's equity incentive plans, as well as to any outstanding restricted stock awards and stock options granted under such equity incentive plans to maintain the economic value of the awards.  Following the effective date of the reverse stock split, the par value of the common stock remained at $0.001 per share.

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

At its December 2, 2014 special meeting of stockholders, the Company's stockholders approved amendments to the 2007 Plan (the "Amended 2007 Plan") to:

•	Increase the number of shares available for future grant by 2 million shares;

•
Increase the aggregate number of shares of the Company's common stock authorized for issuance under the 2007 Plan to include: (i) the number of shares of the Company's common stock that are reserved for future issuance under the Company's 2008 Stock Incentive Plan (the "2008 Plan") and the 2012 Amended Performance Technologies, Incorporated Omnibus Incentive Plan (the "2012 Plan," together with the 2008 Plan, the "Acquired Plans") immediately prior to the time this proposal was approved by stockholders (which number was 313,747 shares) and (ii) any shares of the Company's common stock subject to awards that are outstanding under the Acquired Plans immediately prior to the time this proposal was approved by stockholders (which number was 810,064 shares subject to outstanding options and 2,000 restricted shares, for an aggregate of 812,064 shares) that expire, are terminated, canceled, surrendered or forfeited, or are repurchased by the Company at their original issuance price pursuant to a contractual repurchase right under the Acquired Plans. Any shares granted under the 2008 Plan that are returned to the Company will be returned at the fungible rate of 1.25. The Acquired Plans will no longer be used for new grants;

•	Increase the maximum number of shares that may be granted to any non-employee director under the 2007 Plan, from 20,000 shares to 40,000 shares per calendar year; and

•
Revise the rate at which restricted stock, restricted stock units, performance awards and other stock unit awards are counted against the shares of common stock available for issuance under the 2007 Plan from 1.5 shares for every one share issued in connection with such award to 1.57 shares for every one share issued in connection with such award. Shares of common stock subject to awards that were granted under the 1.5 times ratio will return to the 2007 Plan upon forfeiture of such

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

awards at the previous ratio of 1.5.

At its June 12, 2013 annual meeting of stockholders, the Company's stockholders approved an amendment to the 2007 Plan, which increased the number of shares available for future grant by 4.2 million shares.

At December 31, 2014, there were 3.4 million shares available for future issuance under the Amended 2007 Plan. Under the fungible share pool formula, the number of total shares available for future awards under the Amended 2007 Plan would be reduced by the fungible share pool multiple of 1.5 for each share of common stock included in an award other than a stock option or SAR award granted prior to December 2, 2014 and 1.57 for each share of common stock included in an award other than a stock option or SAR award granted on or after December 2, 2014. Accordingly, the total number of shares awarded in the future under the Amended 2007 Plan could be less than the number of shares currently available for issuance.

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

In December 2012, the Company's Board of Directors approved the re-naming of the NET 2008 Plan to the 2008 Stock Incentive Plan (the "2008 Plan"). At December 31, 2014, there were no shares available for future issuance under the 2008 Plan. Under the fungible pool formula, the number of total shares available for future awards under the 2008 Plan would be reduced by the fungible share pool multiple of 1.25 for each share of common stock included in an award other than a stock option or SAR award.

At its December 2, 2014 special meeting of stockholders, the Company's stockholders approved moving all shares available for grant under the 2008 Plan to the Amended 2007 Plan and also voted that any outstanding awards under the 2008 Plan that in the future expired, terminated, canceled, surrendered or forfeited, or are repurchased by the Company at their original issuance price pursuant to a contractual repurchase right under the 2008 Plan shall be returned to the Amended 2007 Plan.

2012 Stock Incentive Plan

In connection with the acquisition of PT, the Company assumed PT's 2012 Amended Performance Technologies, Incorporated Omnibus Incentive Plan, which provides for the award of stock options, SARs, restricted stock, performance-based awards and RSUs to former employees of PT who subsequently became employees of Sonus and Sonus employees hired subsequent to the PT Acquisition Date. The Company also assumed all of the outstanding options to purchase common stock under the Performance Technologies, Incorporated 2003 Omnibus Incentive Plan (the "2003 Plan") and the Performance Technologies, Incorporated 2001 Stock Option Plan (the "2001 Plan"); however, no future equity awards may be granted under either the PT 2003 Plan or the PT 2001 Plan.

The options to purchase PT common stock under the 2012 Plan, the 2003 Plan and the 2001 Plan were converted into options to purchase Sonus common stock (the "converted awards"), and the shares of PT common stock available for future grant under the 2012 Plan were converted into shares of Sonus common stock available for future grant, using a conversion factor of 1.23, which was calculated based on the acquisition consideration of $3.75 per share of PT's common stock divided by the average of the closing price of Sonus' common stock for the ten consecutive days ending with the third trading day that

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

preceded the closing date. This conversion factor was also used to convert the exercise prices of PT stock options to Sonus stock option exercise prices. The converted awards will vest under the same schedules as the respective PT stock options.

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

At its December 2, 2014 special meeting of stockholders, the Company's stockholders approved moving all shares available for grant under the 2012 Plan to the Amended 2007 Plan and also voted that any outstanding awards under the 2008 Plan that in the future expired, terminated, canceled, surrendered or forfeited, or are repurchased by the Company at their original issuance price pursuant to a contractual repurchase right under the 2012 Plan shall be returned to the Amended 2007 Plan.

Executive and Board of Directors Equity Arrangements

On June 11, 2014, the Company modified the stock options outstanding as of that date that had been granted to its non-employee members of the Board of Directors (the "Board Members") to extend the exercise period to the lesser of three years from the date that a Board Member stepped down from his or her position on the Board of Directors or the remaining contractual life of the respective stock options. In connection with this modification, the Company recorded $0.7 million of incremental stock-based compensation expense in 2014, and this expense is included as a component of General and administrative expense in the Company's consolidated statement of operations for the year ended December 31, 2014.

On January 2, 2014, Raymond P. Dolan, the Company's President and Chief Executive Officer ("Mr. Dolan") elected to accept shares of restricted stock in lieu of base salary for the period from January 1, 2014 through December 31, 2014. Accordingly, the Company granted Mr. Dolan restricted stock (the "2014 Dolan Salary Shares") on January 2, 2014, with the number granted calculated by dividing an amount equal to 1.5 times Mr. Dolan's base salary for the period from January 1, 2014 through December 31, 2014 by the closing price of the Company's common stock on the date of grant. The 2014 Dolan Salary Shares vested on December 31, 2014. Effective September 16, 2014, Mr. Dolan's annual base salary was increased from $500,000 to $600,000. For the remainder of 2014, such increase was prorated and paid in cash and was not subject to any stock-for-cash election. The Company recorded stock-based compensation expense related to the 2014 Dolan Salary Shares ratably for the period of January 1, 2014 through December 31, 2014.

On January 22, 2014, 21 of the Company's executives, including Mr. Dolan, were given the choice to receive all or half of their fiscal year 2014 bonuses (the "2014 Bonus"), if any were earned, in the form of shares of the Company's common stock (the "2014 Bonus Shares"). Each executive could also elect not to participate in this program and to earn his or her 2014 Bonus in the form of cash. The amount of the 2014 Bonus was determined by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") on February 19, 2015. The number of 2014 Bonus Shares that was granted to those executives who elected to receive their 2014 Bonus entirely in the form of shares of common stock was calculated by dividing an amount equal to 1.5 times each executive's 2014 Bonus earned by the closing price of the Company's common stock on January 2, 2014. The number of 2014 Bonus Shares that was granted to those executives who elected to receive one-half of their 2014 Bonus in the form of shares of common stock was calculated by dividing an amount equal to 1.5 times one-half of each executive's 2014 Bonus earned by the closing price of the Company's common stock on January 2, 2014, with the cash portion equal 50% of their respective 2014 Bonus earned. The 2014 Bonus Shares were granted on February 20, 2015 and vested immediately. Of the eligible executives, 17 elected to receive their entire 2014 Bonus in shares of common stock and 4 elected to receive 50% of their 2014 Bonus in shares of common stock and 50% in cash. The Company determined that the grant date criteria for accounting purposes for the 2014 Bonus Shares was met on July 9, 2014, and accordingly, has determined that the grant date fair value of the 2014 Bonus Shares is $19.25 per share, the closing price of the Company's common stock on that date, as adjusted to reflect the reverse stock split of the Company's common stock. The Company recorded expense through the grant date of February 20, 2015.

In March 2013, 21 executives of the Company, including Mr. Dolan, elected to receive bonuses with respect to 2013 (collectively, the "2013 Bonus"), if any were earned, in the form of shares of the Company's common stock (collectively, the "2013 Bonus Shares"). The 2013 Bonus Shares, if any were granted, would be granted on a date concurrent with the timing of normal 2013 bonus payouts and would be fully vested as of the date of grant, with the number of 2013 Bonus Shares calculated

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

by dividing amounts equal to 1.5 times the respective 2013 Bonus amounts earned, as determined by the Compensation Committee, by the closing price of the Company's common stock on the date of grant. The Company recorded stock-based compensation expense for the 2013 Bonus Shares commensurate with the expected achievement level represented by the Company's accrual for its company-wide incentive bonus program, as the performance metrics for each were consistent. On February 11, 2014, the Compensation Committee determined the achievement level for the 2013 Bonus Shares and also that such shares would be granted and vest on effective February 18, 2014. Accordingly, the Company granted 0.2 million 2013 Bonus Shares on February 18, 2014, based on the closing price of the Company's common stock on the date of grant. These shares are included in the amounts reported both as "Granted" and "Vested" in the restricted stock grant table below.

On February 14, 2013, the Compensation Committee determined that eight executives of the Company, excluding Mr. Dolan, would receive their bonuses with respect to 2012 in the form of restricted shares of the Company's common stock equal to 100% of their respective target bonus amounts for 2012 (collectively, the "Executive Bonus Shares"). The number of shares granted to each executive was calculated by dividing his/her target bonus amount by the closing price of the Company's common stock on February 15, 2013, the date of grant. The Executive Bonus Shares vested 50% on August 15, 2013 and the remaining 50% vested on February 15, 2014. The Company accrued for the cash payment of bonuses at the expected company-wide cash payout percentage amount at December 31, 2012, which amounts were less than the target bonus amounts for each individual. The Company recorded the expense related to the Executive Bonus Shares as stock-based compensation expense through February 15, 2014.

On August 7, 2012, Mr. Dolan elected to receive his year 2012 target bonus, if earned, in the form of restricted shares (the “Dolan Bonus Shares”). On August 10, 2012, the Company granted Mr. Dolan shares of restricted stock which equaled Mr. Dolan's potential 2012 bonus at the maximum level of achievement (150% of Mr. Dolan's annual base salary), divided by the closing price of the Company's common stock on the date of grant. During 2012, the Company recorded stock-based compensation expense for the Dolan Bonus Shares commensurate with the expected achievement level represented by the Company's accrual for its company-wide incentive bonus program, as the performance metrics for each were consistent. 50% of the Dolan Bonus Shares vested on August 15, 2013 and the remaining 50% vested on February 15, 2014. The Company recorded the unamortized expense related to the Dolan Bonus Shares through February 15, 2014.

Stock Options

Options are issued to purchase shares of common stock of the Company at prices that are equal to the fair market value of the shares on the date the option is granted. Options generally vest over a period of four years, with 25% of the shares subject to the option vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly increments thereafter through the fourth anniversary of the grant date. Options granted under the Amended 2007 Plan generally expire ten years from the date of grant. Options granted under the 2008 Plan generally expire seven years from the date of grant. Options granted under the 2012 Plan generally expire five years from the date of grant. The grant date fair value of options, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures are estimated based on historical experience.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

The activity related to the Company's outstanding stock options during the year ended December 31, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	6,627,137	$16.11
Granted	2,331,174	$17.97
PT outstanding options converted to Sonus options	256,548	$8.65
Exercised	(806,385)	$12.64
Forfeited	(548,826)	$14.66
Expired	(338,216)	$25.89
Outstanding at December 31, 2014	7,521,432	$16.47	6.91	$31,319
Vested or expected to vest at December 31, 2014	6,985,686	$16.47	6.77	$29,528
Exercisable at December 31, 2014	3,651,057	$16.86	5.14	$16,809

The grant date fair values of options to purchase common stock granted in the years ended December 31, 2014, 2013 and 2012 were estimated using the Black-Scholes valuation model with the following assumptions:

	Year ended December 31,
	2014	2013	2012
Risk-free interest rate	1.53%-2.70%	0.82%-1.71%	0.67%-0.89%
Expected dividends	—	—	—
Weighted average volatility	60.8%	63.2%	67.4%
Expected life (years)	4.5-6.0	4.5-6.0	4.5

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

The weighted average grant-date fair values of options granted during the year were $8.32 for the year ended December 31, 2014, $7.71 for the year ended December 31, 2013 and $6.44 for the year ended December 31, 2012.

The total intrinsic values of options exercised during the year were $5.1 million for the year ended December 31, 2014, $1.3 million for the year ended December 31, 2013 and $0.2 million for the year ended December 31, 2012.

The Company received cash from option exercises of $10.1 million in the year ended December 31, 2014, $2.7 million in the year ended December 31, 2013 and $0.3 million in the year ended December 31, 2012.

Restricted Stock Grants - Restricted Stock Awards and Restricted Stock Units

The Company's outstanding restricted stock grants consist of both restricted stock awards ("RSAs") and RSUs. During the years ended December 31, 2014, 2013 and 2012, the Company had no unvested RSUs other than those converted in connection with the NET acquisition; all of which were fully vested by December 31, 2013. Recipients of RSAs have voting rights and rights to receive dividends, if declared. RSAs generally vest 25% on the first anniversary of the grant date, with the remaining 75% vesting in equal increments semi-annually thereafter. The grant date fair value of restricted stock grants, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the requisite service period. The fair value of restricted stock grants is determined based on the market value of the Company's shares on the date of grant.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

The activity related to the Company's unvested restricted stock grants for the year ended December 31, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2014	247,747	$14.08
Granted	553,609	$17.03
Vested	(428,674)	$15.63
Forfeited	(2,500)	$7.00
Unvested balance at December 31, 2014	370,182	$16.74

The total fair value of restricted stock grant shares vested was $6.7 million in the year ended December 31, 2014, $2.4 million in the year ended December 31, 2013 and $1.8 million in the year ended December 31, 2012.

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

The activity related to the Company's performance-based stock awards for the year ended December 31, 2014 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2014	211,906	$12.98
Granted	—	$—
Vested	(136,526)	$12.63
Forfeited	(41,145)	$13.60
Unvested balance at December 31, 2014	34,235	$13.60

On February 14, 2013, the Compensation Committee took certain actions regarding performance-based stock awards that had been awarded in previous years but for which the grant date criteria had not been met as of December 31, 2012. These actions included determining that a certain number of these performance-based shares would vest as of February 15, 2013 (the “Vested Performance Shares”) and subjecting the remaining performance-based shares (the “Future Performance Shares”) to further performance and service conditions. On July 26, 2013, the Compensation Committee determined that the performance conditions related to the Future Performance Shares had been satisfied based on the Company's performance for the six months ended June 28, 2013 and, accordingly, all of the Future Performance Shares will vest contingent upon continued employment with the Company on the vesting dates. The Company is recording the unamortized expense related to the Future Performance Shares based on the vesting dates of the respective awards. The unvested Future Performance Shares will vest fully in 2015.

ESPP

The ESPP is designed to provide eligible employees of the Company and its participating subsidiaries an opportunity to purchase common stock of the Company through accumulated payroll deductions.

The ESPP provides for six-month consecutive offering periods. Prior to March 1, 2014, the purchase price of the stock was equal to 85% of the market price on the last day of the offering period. At the February 2014 meeting of the Board of Directors, the ESPP was amended, effective March 1, 2014, to provide for six-month consecutive offering periods with the purchase price of the stock equal to 85% of the lesser of the market price on the first or last day of the offering period. The maximum number of shares of common stock an employee may purchase during each offering period is 500, subject to certain adjustments pursuant to the ESPP.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

At December 31, 2014, 5.0 million shares, the maximum number of shares that may be issued under the ESPP, were authorized and 2.1 million shares were available under the ESPP for future issuance.

Stock-Based Compensation

The consolidated statements of operations include stock-based compensation for the years ended December 31, 2014, 2013 and 2012 as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Product cost of revenue	$337	$181	$162
Service cost of revenue	1,449	1,050	813
Research and development	5,759	3,616	2,297
Sales and marketing	5,437	4,780	2,006
General and administrative	10,932	8,246	3,725
	$23,914	$17,873	$9,003

There is no income tax benefit for employee stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012 due to the valuation allowance recorded.

At December 31, 2014, there was $28.0 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, RSAs and performance-based stock awards. This expense is expected to be recognized over a weighted average period of approximately three years.

Common Stock Reserved

Common stock reserved for future issuance at December 31, 2014 consists of the following:

Amended 2007 Plan	3,446,366
ESPP	2,139,824
5,586,190

The Company's policy is to issue authorized but unissued shares upon the exercise of stock options, grant restricted common stock and performance-based stock awards, and authorize the purchase of shares of the Company's common stock under the ESPP.

(17) EMPLOYEE DEFINED CONTRIBUTION PLAN
In the year ended December 31, 2012, the Company provided a matching contribution of 50% of employee contributions to its 401(k) savings plan, up to a maximum match of $3,500 per employee per year. The Company elected not to make a matching contribution in 2014 and 2013 and, accordingly, the Company did not record expense related to its 401(k) savings plan in the years ended December 31, 2014 or 2013. The Company recorded expense related to its 401(k) savings plan of $1.7 million in the year ended December 31, 2012.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(18) INCOME TAXES
The components of income (loss) from continuing operations before income taxes consist of the following (in thousands):

	Year ended December 31,
	2014	2013	2012
Loss before income taxes:
United States	$(16,582)	$(21,076)	$(49,337)
Foreign	1,941	409	1,609
	$(14,641)	$(20,667)	$(47,728)

The provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

	Year ended December 31,
	2014	2013	2012
Provision (benefit) for income taxes:
Current:
Federal	$23	$14	$14
State	150	150	105
Foreign	926	1,696	1,465
Total current	1,099	1,860	1,584
Deferred:
Federal	(3,885)	(1,911)	(12,441)
State	(1,656)	(103)	(1,680)
Foreign	414	(1,081)	607
Change in valuation allowance	6,242	2,687	14,371
Total deferred	1,115	(408)	857
Total	$2,214	$1,452	$2,441

A reconciliation of the Company's effective tax rate for continuing operations to the statutory federal rate is as follows:

	Year ended December 31,
	2014	2013	2012
U.S. statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(4.9)	0.4	(3.6)
Foreign income taxes	5.1	1.3	3.2
Capital loss expiration	—	24.0	—
Foreign deemed dividends	11.5	1.8	2.1
Stock-based compensation	12.0	7.6	3.4
Tax credits	(14.6)	(6.1)	(0.7)
Deferred cost of goods sold elimination	—	—	(1.2)
Valuation allowance	29.8	9.9	35.5
Goodwill amortization	4.8	3.3	0.5
Meals and entertainment	2.5	1.3	0.7
Tax gain on sale of acquired assets	4.2	—	—
Other, net	(0.3)	(1.5)	0.2
Effective income tax rate	15.1%	7.0%	5.1%

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

The following is a summary of the significant components of deferred income tax assets and liabilities (in thousands):

	December 31,
	2014	2013
Assets:
Net operating loss carryforwards	$74,717	$64,811
Research and development tax credits	24,978	21,401
Other tax credits	91	160
Intangible assets	4,808	2,530
Deferred revenue	1,911	4,143
Accrued expenses	10,619	10,519
Inventory	5,713	6,498
Stock-based compensation	12,913	9,263
Other temporary differences	3,924	3,642
	139,674	122,967
Valuation allowance	(137,640)	(119,616)
Total deferred tax assets	2,034	3,351
Liabilities:
Purchased intangible assets	(1,623)	(922)
Unrealized gain on available-for-sale securities	—	(574)
Total deferred tax liabilities	(1,623)	(1,496)
Total net deferred tax assets	$411	$1,855

Reported as:
Deferred income taxes - current assets	$991	$656
Deferred income taxes - noncurrent assets	1,043	—
Deferred income taxes - noncurrent liabilities	(1,623)	1,199
	$411	$1,855

At December 31, 2014, the Company had cumulative net operating losses ("NOL") of $215.0 million for federal income tax purposes and $109.0 million for state income tax purposes. The federal NOL carryforwards expire at various dates from 2020 through 2034. The state NOL expires at various dates from 2015 through 2034. Of the federal NOL, $138.0 million is attributable to stock option deductions. The Company's federal NOL carryforwards for tax return purposes are $22.4 million greater than its recognized federal NOL for financial reporting purposes, primarily due to excess tax benefits (stock compensation deductions in excess of book compensation costs) not recognized for financial statement purposes until realized. The tax benefit of this loss would be recognized for financial statement purposes in the period in which the tax benefit reduces income taxes payable, which will not be recognized until the Company recognizes a reduction in taxes payable from all other NOL carryforwards. In addition, the Company has $12.9 million of deferred tax assets as of December 31, 2014 related to compensation expenses recognized for financial reporting purposes that are not deductible for tax purposes until options are exercised or shares vest. The ultimate realization of the benefit related to stock options is directly associated with the price of the Company's common stock. Employees will not exercise the underlying options unless the current market price exceeds the option exercise price.
With respect to non-U.S. NOL carryovers, the Company's United Kingdom subsidiary has a current year estimated NOL of approximately $0.1 million and its Japan subsidiary has a current year estimated NOL of approximately $0.9 million.
The Company also has available federal and state research and development credit carryforwards of approximately $25 million that expire at various dates from 2015 through 2034.
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
During 2014 and 2013, the Company performed an analysis to determine if, based on all available evidence, it considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. As a result of the Company's evaluation, the Company concluded that there was insufficient positive evidence to overcome the more

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

objective negative evidence related to its cumulative losses and other factors. Accordingly, the Company has maintained a valuation allowance against its domestic deferred tax asset amounting to $137.6 million at December 31, 2014 and $119.6 million at December 31, 2013.

A reconciliation of the Company's unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Unrecognized tax benefits at January 1	$8,861	$8,847	$10,004
Increases related to current year tax positions	14	14	14
Decreases related to prior period tax positions	—	—	(1,171)
Unrecognized tax benefits at December 31	$8,875	$8,861	$8,847

The Company recorded liabilities for potential penalties and interest of $14,000 for each of the years ended December 31, 2014, 2013 and 2012. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months. Due to the Company's valuation allowance at December 31, 2014, none of the Company's unrecognized tax benefits, if recognized, would affect the effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Generally, the tax years 2012 through 2014 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company's federal NOLs generated prior to 2003 could be adjusted on examination even though the year in which the loss was generated is otherwise closed by the statute of limitations. The Company's primary state jurisdiction, Massachusetts, has open periods from 2011 through 2013.

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

The acquisition of PT was accounted for as a taxable business combination and the Company carried over the existing tax basis of the acquired assets and liabilities as the Company did not make the election under Section 338(g) of the Internal Revenue Code to have the transaction treated as an asset acquisition election to step up the basis in the acquired assets and liabilities to fair market value for tax purposes. Deferred taxes were recorded as part of the business combination based on the differences between the tax basis of the acquired assets or liabilities and their reported amounts for financial reporting purposes. The Company concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to cumulative losses and other factors. Accordingly, the Company recorded a valuation allowance against the acquired deferred tax assets. As a result of the change in control of PT, the NOL and credit carryforwards are limited under Internal Revenue Code Section 382.

The Company acquired approximately $26 million of federal and state net operating loss carryforwards and federal and state research and development credit carryforwards as a result of the PT acquisition. Under the provisions of the Internal Revenue Code, the net operating losses and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating losses and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not performed a comprehensive Section 382 study to determine any potential loss limitation with regard to the net operating loss carryforwards and tax credits acquired as a result of the PT acquisition.

(19) MAJOR CUSTOMERS
The following customer contributed 10% or more of the Company's revenue in each of the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
AT&T	19%	15%	20%

There were no other customers that contributed 10% or more of the Company's revenue in any of the years ended December 31, 2014, 2013 or 2012.
At December 31, 2014, no customer accounted for 10% or more of the Company's accounts receivable balance. At December 31, 2013, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 13% of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(20) GEOGRAPHIC AND SEGMENT INFORMATION

The Company's classification of revenue by geographic area is determined by the location of the Company's customers. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Year ended December 31,
	2014	2013	2012
United States	71%	69%	68%
Europe, Middle East and Africa	13	12	13
Japan	9	12	14
Other Asia Pacific	5	5	4
Other	2	2	1
	100%	100%	100%

The Company's service revenue is comprised of the following (in thousands):

	Year ended December 31,
	2014	2013	2012
Maintenance	$90,003	$84,698	$76,423
Professional services	23,868	24,763	24,385
	$113,871	$109,461	$100,808

(21) COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under operating leases, which expire at various times through 2019. The Company is responsible for certain real estate taxes, utilities and maintenance costs under these leases. The Company's corporate

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

headquarters is located in a leased facility in Westford, Massachusetts, consisting of 97,500 square feet under a lease that expires in August 2018.

Escalation clauses, free rent and other lease concessions are recognized on a straight-line basis over the minimum lease term. Rent expense was $6.1 million for the year ended December 31, 2014, $5.5 million for the year ended December 31, 2013 and $5.0 million for the year ended December 31, 2012.

Future minimum payments under operating lease arrangements as of December 31, 2014 are as follows (in thousands):

Years ending December 31,
2015	$6,330
2016	5,506
2017	3,855
2018	2,929
2019	1,351
Thereafter	38
$20,009

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

(22) SUBSEQUENT EVENT

On January 2, 2015, the Company acquired from Treq Labs, Inc. (the "Treq") certain assets related to Treq's business of designing, developing, marketing, selling, servicing and maintaining software defined networking ("SDN") technology, SDN controller software and SDN management software (the "SDN Business"). Treq's SDN technology provides solutions that optimize networks for voice, video and UC for both enterprise and service provider customers. The Company believes that the acquisition of the SDN Business will accelerate Sonus' delivery of its SDN strategy. In consideration for the acquisition of the SDN Business, the Company paid $10.1 million in cash and entered into an Earn-Out Agreement, dated as of January 2, 2015, with Treq and Karl F. May, the seller representative in the transaction (the "Earn-Out Agreement"), under which the Company has agreed to issue up to an aggregate of 1.3 million shares of common stock over a three-year period subsequent to the closing if aggregate revenue thresholds of at least $60 million are achieved by the SDN Business during that period, and up to an aggregate of an additional 2.2 million shares (3.5 million shares in total) if aggregate revenue thresholds of at least $150 million are achieved by the SDN Business during that period. If the initial revenue thresholds are not met, no shares will be issued. Any shares issued pursuant to the Earn-Out Agreement will be issued in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and will be subsequently registered for resale under the Securities Act by the Company. The Company is in the process of determining the fair values of assets acquired and liabilities assumed and accordingly, has not disclosed this information herein.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(23) QUARTERLY RESULTS (UNAUDITED)

The following tables present the Company's quarterly operating results for the years ended December 31, 2014 and 2013. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with the Company's audited consolidated financial statements and related notes.

	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Fiscal 2014
Revenue	$70,742	$75,570	$73,216	$76,798
Cost of revenue	24,319	28,282	25,314	25,006
Gross profit	$46,423	$47,288	$47,902	$51,792
Loss from operations	$(5,791)	$(4,801)	$(4,715)	$(1,945)
Net loss	$(3,953)	$(5,497)	$(5,213)	$(2,192)
Loss per share (2):
Basic	$(0.07)	$(0.11)	$(0.11)	$(0.04)
Diluted	$(0.07)	$(0.11)	$(0.11)	$(0.04)
Shares used in computing loss per share:
Basic	53,080	49,424	49,291	49,361
Diluted	53,080	49,424	49,291	49,361

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Fiscal 2013
Revenue	$63,288	$69,193	$68,099	$76,153
Cost of revenue	25,486	25,185	25,835	27,767
Gross profit	$37,802	$44,008	$42,264	$48,386
Loss from operations	$(13,472)	$(4,633)	$(2,911)	$(59)
Net income (loss)	$(13,748)	$(4,870)	$(3,773)	$272
Income (loss) per share (2):
Basic	$(0.24)	$(0.09)	$(0.07)	$0.01
Diluted	$(0.24)	$(0.09)	$(0.07)	$—
Shares used in computing income (loss) per share:
Basic	56,308	56,478	55,855	54,188
Diluted	56,308	56,478	55,855	54,699
__________________________________

(1)	Includes the results of PT for the period subsequent to February 19, 2014.

(2)
Earnings (loss) per share is calculated independently for each of the quarters presented; accordingly, the sum of the quarterly earnings (loss) per share amounts may not equal the total calculated for the year.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sonus Networks, Inc.
Westford, Massachusetts

We have audited the internal control over financial reporting of Sonus Networks, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 25, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 25, 2015

Item 9B. Other Information
On February 23, 2015, the Company entered into a letter agreement (the "Restated Agreement") with Raymond P. Dolan, its President, Chief Executive Officer and member of its Board of Directors, which amends and restates the terms and conditions of Mr. Dolan's employment as originally set forth in his October 8, 2010 offer letter with the Company (the "Original Agreement"), as previously amended by the letter agreements between Mr. Dolan and the Company dated February 14, 2011, August 7, 2012, February 15, 2013, March 28, 2013 and January 2, 2014 (collectively, the "Amendments"). The Restated Agreement amends and restates the Original Agreement by incorporating the terms of each of the Amendments and deleting provisions relevant to Mr. Dolan's initial hiring that are no longer applicable. The Restated Agreement also confirms that the provisions of the Original Agreement regarding the impact of an acquisition or certain terminations on Mr. Dolan's options and restricted shares apply to all of Mr. Dolan's equity awards (including performance-based share awards). Mr. Dolan remains an employee-at-will. The foregoing summary is qualified in its entirety by reference to the Restated Agreement, a copy of which is attached as Exhibit 10.17 to this Annual Report on Form 10-K and incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is included in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after the end of the fiscal year ended December 31, 2014 and is incorporated herein by reference.

Item 11. Executive Compensation
The information required by this Item 11 is included in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2014 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is included in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2014 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is included in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2014 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The information required by this Item 14 is included in our definitive Proxy Statement with respect to our 2015 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2014 and is incorporated herein by reference.

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

SONUS NETWORKS, INC.

	By:	/s/ Raymond P. Dolan
February 25, 2015		Raymond P. Dolan President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Raymond P. Dolan	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2015
Raymond P. Dolan

/s/ Mark T. Greenquist	Chief Financial Officer (Principal Financial Officer)	February 25, 2015
Mark T. Greenquist

/s/ Brian M. O'Donnell	Vice President of Finance and Corporate Controller (Principal Accounting Officer)	February 25, 2015
Brian M. O'Donnell

/s/ Howard E. Janzen	Chairman	February 25, 2015
Howard E. Janzen

/s/ James K. Brewington	Director	February 25, 2015
James K. Brewington

/s/ Matthew W. Bross	Director	February 25, 2015
Matthew W. Bross

/s/ John P. Cunningham	Director	February 25, 2015
John P. Cunningham

/s/ Beatriz V. Infante	Director	February 25, 2015
Beatriz V. Infante

/s/ Richard J. Lynch	Director	February 25, 2015
Richard J. Lynch

/s/ Pamela D.A. Reeve	Director	February 25, 2015
Pamela D. A. Reeve

/s/ John A. Schofield	Director	February 25, 2015
John A. Schofield

/s/ Scott E. Schubert	Director	February 25, 2015
Scott E. Schubert

/s/ H. Brian Thompson	Director	February 25, 2015
H. Brian Thompson

EXHIBIT INDEX

Exhibit No.		Description
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
3.4
Certificate of Elimination of Series A Junior Participating Preferred Stock of Sonus Networks, Inc., as filed with the Secretary of State of the State of Delaware on September 18, 2014 (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K, filed September 18, 2014 with the SEC).

3.5
Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Sonus Networks, Inc. (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K, filed January 30, 2015 with the SEC).

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

4.5
Amendment No. 3 dated as of September 17, 2014 to Rights Agreement, first dated as of June 26, 2008 and as amended on each of June 10, 2011 and June 21, 2013, between Sonus Networks, Inc. and American Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.4 to the registrant's Current Report on Form 8-K, filed September 18, 2014 with the SEC).

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

10.11	* +	Sonus Networks, Inc. 2007 Stock Incentive Plan, as amended.
10.12	+	Senior Management Cash Incentive Plan, as amended on March 28, 2013 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed April 1, 2013 with the SEC).
10.13	+
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

10.17	* +	Amended and Restated Employment Agreement between Sonus Networks, Inc. and Raymond P. Dolan accepted on February 23, 2015.
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
Employment Agreement between Sonus Networks, Inc. and Maurice Castonguay, accepted on August 24, 2011 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed August 25, 2011 with the SEC).

10.22	+
Amendment to Employment Agreement between Sonus Networks, Inc. and Maurice Castonguay, dated October 25, 2011 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K/A, filed October 25, 2011 with the SEC).

10.23	+
Form of Nonstatutory Stock Option Award Agreement Granted under the 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.30 to the registrant's Annual Report on Form 10-K, filed February 24, 2012 with the SEC).

10.24	+
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

10.27	+	2008 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8, filed August 27, 2012 with the SEC).
10.28	+
Form of Nonstatutory Stock Option Award Agreement Granted under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the registrant's Annual Report on Form 10-K, filed March 6, 2013 with the SEC).

10.28	+
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

10.30	+
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

10.33
Stockholder Voting Agreement dated as of December 12, 2013, by and between Sonus Networks, Inc. and John M. Slusser (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed December 13, 2013 with the SEC).

10.34	+
Form of Letter Agreement between Sonus Networks, Inc. and each of Raymond P. Dolan, Mark Greenquist, Todd Abbott and Anthony Scarfo (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed January 6, 2014 with the SEC).

10.35	+
Employment Agreement between Sonus Networks, Inc. and Mark T. Greenquist, accepted on October 24, 2013 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed October 29, 2013 with the SEC).

10.36
Letter Agreement, dated March 20, 2014, by and between Sonus Networks, Inc. and Galahad Securities Limited (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed March 21, 2014 with the SEC).

10.37	+
Assumed Performance Technologies, Incorporated 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8, filed with the SEC effective February 28, 2014).

10.38	+
Assumed Performance Technologies, Incorporated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to the registrant's Registration Statement on Form S-8, filed with the SEC effective February 28, 2014).

10.39	+
2012 Amended Performance Technologies Incorporated Omnibus Incentive Plan (incorporated by reference to Exhibit 99.3 to the registrant's Registration Statement on Form S-8, filed with the SEC effective February 28, 2014).

10.40	+
Form of Non-Qualified Stock Option Award Agreement Granted under the 2012 Amended Performance Technologies, Incorporated Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q, filed April 29, 2014 with the SEC).

10.41	+
Form of Restricted Stock Agreement Granted under the 2012 Amended Performance Technologies, Incorporated Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the registrant's Quarterly Report on Form 10-Q, filed April 29, 2014 with the SEC).

10.42	+
Amendment to Employment Agreement by and between Sonus Networks, Inc. and Jeffrey M. Snider, accepted February 15, 2014 (incorporated by reference to Exhibit 10.9 to the registrant's Quarterly Report on Form 10-Q, filed April 29, 2014 with the SEC).

10.43	+
Amendment to Employment Agreement by and between Sonus Networks, Inc. and Jeffrey M. Snider, accepted March 28, 2013 (incorporated by reference to Exhibit 10.10 to the registrant's Quarterly Report on Form 10-Q, filed April 29, 2014 with the SEC).

10.44
Credit Agreement, dated as of June 27, 2014 by and among Sonus Networks, Inc. as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed June 30, 2014 with the SEC).

10.45
Security and Pledge Agreement, dated as of June 27, 2014 by and among Sonus Networks, Inc., Sonus International, Inc., Sonus Federal, Inc., Network Equipment Technologies, Inc., Performance Technologies, Incorporated and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed June 30, 2014 with the SEC).

10.46
Master Continuing Guaranty, dated as of June 27, 2014 by and among Sonus Federal, Inc., Network Equipment Technologies, Inc. Performance Technologies, Incorporated and Sonus International, Inc. (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K, filed June 30, 2014 with the SEC).

10.47	+
Form of Letter Agreement between Sonus Networks, Inc. and each of Raymond P. Dolan, Mark Greenquist, Anthony Scarfo and Jeffrey Snider (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed December 29, 2014 with the SEC).

10.48
Earn-Out Agreement, dated as of January 2, 2015, by and among Sonus Networks, Inc., Treq Labs, Inc. and Karl F. May as the Seller Representative (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed January 8, 2015 with the SEC).

10.49	+
Employment Agreement between Sonus Networks, Inc. and Brian O'Donnell, accepted on November 19, 2012 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed February 18, 2015 with the SEC).

14.1		Code of Conduct (incorporated by reference to Exhibit 14.1 to the registrant's Current Report on Form 8-K, filed June 7, 2011 with the SEC).
21.1	*	Subsidiaries of the Registrant.
23.1	*	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP
31.1	*	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
_______________________________________

*	Filed herewith.

#	Furnished herewith.

+	Management contract or compensatory plan or arrangement filed in response to Item 15(a)(3) of the Instructions to the Annual Report on Form 10-K.

**
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.