Form 10-Q
period 2015-03-27
SONUS NETWORKS INC
filed 2015-04-27
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2015
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

As of April 21, 2015, there were 49,444,160 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED MARCH 27, 2015

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, plans and objectives of management for future operations, plans for future cost reductions and plans for future product development and manufacturing are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements.
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
References in this Quarterly Report on Form 10-Q to “Sonus,” “Sonus Networks,” “Company,” “we,” “us,” and “our” are to Sonus Networks, Inc. and its subsidiaries, collectively, unless the context requires otherwise.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
SONUS NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 27, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$18,092	$41,157
Marketable securities	65,708	64,443
Accounts receivable, net of allowance for doubtful accounts of $46 at March 27, 2015 and $58 at December 31, 2014	55,612	62,943
Inventory	25,147	22,114
Deferred income taxes	1,037	991
Other current assets	15,085	15,239
Total current assets	180,681	206,887
Property and equipment, net	18,329	17,845
Intangible assets, net	31,547	22,594
Goodwill	40,310	39,263
Investments	29,045	42,407
Deferred income taxes	1,001	1,043
Other assets	3,081	2,596
	$303,994	$332,635
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,322	$7,497
Accrued expenses	22,254	32,149
Current portion of deferred revenue	40,386	36,967
Current portion of long-term liabilities	750	794
Total current liabilities	68,712	77,407
Deferred revenue	8,207	8,009
Deferred income taxes	1,802	1,623
Other long-term liabilities	4,042	5,246
Total liabilities	82,763	92,285
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value per share; 120,000,000 shares authorized; 49,443,729 shares issued and outstanding at March 27, 2015; 49,357,033 shares issued and outstanding at December 31, 2014	49	49
Additional paid-in capital	1,226,319	1,226,226
Accumulated deficit	(1,010,706)	(991,347)
Accumulated other comprehensive income	5,569	5,422
Total stockholders' equity	221,231	240,350
	$303,994	$332,635

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 27, 2015	March 28, 2014
Revenue:
Product	$24,865	$45,140
Service	25,280	25,602
Total revenue	50,145	70,742
Cost of revenue:
Product	11,648	13,663
Service	9,267	10,656
Total cost of revenue	20,915	24,319
Gross profit	29,230	46,423
Operating expenses:
Research and development	19,339	18,972
Sales and marketing	19,765	19,581
General and administrative	9,224	11,186
Acquisition-related	107	1,306
Restructuring	(339)	1,169
Total operating expenses	48,096	52,214
Loss from operations	(18,866)	(5,791)
Interest income, net	28	35
Other income, net	45	2,335
Loss before income taxes	(18,793)	(3,421)
Income tax provision	(566)	(532)
Net loss	$(19,359)	$(3,953)
Loss per share
Basic	$(0.39)	$(0.07)
Diluted	$(0.39)	$(0.07)
Shares used to compute loss per share:
Basic	49,423	53,080
Diluted	49,423	53,080

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended
	March 27, 2015	March 28, 2014
Net loss	$(19,359)	$(3,953)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	42	94
Unrealized gain (loss) on available-for sale marketable securities, net of tax	105	(10)
Other comprehensive income, net of tax	147	84
Comprehensive loss, net of tax	$(19,212)	$(3,869)

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 27, 2015	March 28, 2014
Cash flows from operating activities:
Net loss	$(19,359)	$(3,953)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	2,575	2,917
Amortization of intangible assets	1,647	1,029
Stock-based compensation	4,820	5,774
Loss on disposal of property and equipment	12	55
Deferred income taxes	155	176
Changes in operating assets and liabilities:
Accounts receivable	7,302	22,973
Inventory	(3,034)	2,337
Other operating assets	(75)	(259)
Accounts payable	(2,115)	(1,551)
Accrued expenses and other long-term liabilities	(13,014)	(7,754)
Deferred revenue	3,610	(538)
Net cash (used in) provided by operating activities	(17,476)	21,206
Cash flows from investing activities:
Purchases of property and equipment	(2,512)	(3,287)
Business acquisition, net of cash acquired	(10,147)	(34,010)
Purchases of marketable securities	(1,649)	—
Maturities/sales of marketable securities	13,518	87,646
Net cash (used in) provided by investing activities	(790)	50,349
Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	1,668	1,197
Proceeds from exercise of stock options	1,687	3,444
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(1,995)	(1,530)
Repurchase of common stock	(6,084)	(75,385)
Principal payments of capital lease obligations	(20)	(24)
Net cash used in financing activities	(4,744)	(72,298)
Effect of exchange rate changes on cash and cash equivalents	(55)	91
Net decrease in cash and cash equivalents	(23,065)	(652)
Cash and cash equivalents, beginning of year	41,157	72,423
Cash and cash equivalents, end of period	$18,092	$71,771
Supplemental disclosure of cash flow information:
Interest paid	$8	$2
Income taxes paid	$151	$751
Income tax refunds received	$20	$—
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$881	$384
Business acquisition purchase consideration - assumed equity awards	$—	$1,671

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) BASIS OF PRESENTATION

Business

Sonus Networks, Inc. (“Sonus” or the “Company”) is a leading provider of networked solutions for communications service providers (e.g., telecommunications, wireless and cable service providers) and enterprises to help them advance, protect and unify their communications and improve collaboration. Sonus helps many of the world's leading communications service providers and enterprises embrace the next generation of Session Initiation Protocol ("SIP") and 4G/LTE (Long Term Evolution)-based solutions, including Voice over IP ("VoIP") video and Unified Communications ("UC") through secure, reliable and scalable Internet Protocol ("IP") networks. Sonus' products include session border controllers ("SBCs"), diameter signaling controllers ("DSCs"), policy/routing servers, media and signaling gateways and network analytics tools.

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

Interim results are not necessarily indicative of results for a full year or any future interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (the "Annual Report") filed with the SEC on February 25, 2015.

We effected a one-for-five reverse stock split of our issued, outstanding and authorized common stock, which became effective as of the commencement of trading on the NASDAQ Global Select Market on January 30, 2015. Unless otherwise indicated, all references herein to shares outstanding and share issuances have been adjusted to give effect to our January 2015 reverse stock split.

On January 2, 2015 (the "Treq Asset Acquisition Date"), the Company acquired from Treq Labs, Inc. ("Treq") certain assets related to Treq's business of designing, developing, marketing, selling, servicing and maintaining software defined networking ("SDN") technology, SDN controller software and SDN management software (the "SDN Business"). The financial results of the SDN Business are included in the Company's condensed consolidated financial statements starting on the Treq Asset Acquisition Date.

On February 19, 2014 (the "PT Acquisition Date"), the Company completed the acquisition of Performance Technologies, Incorporated ("PT"). The financial results of PT are included in the Company's condensed consolidated financial statements starting on the PT Acquisition Date.

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the three months ended March 27, 2015.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidelines determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (“ASU 2014-12”). ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent upon the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. ASU 2014-12 does not contain any new disclosure requirements. ASU 2014-12 was effective for the Company on January 1, 2015. The adoption of ASU 2014-12 did not have a material impact on the Company's condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance,

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification ("ASC"). Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. In April 2015, the FASB tentatively decided to defer the original effective date of interim and annual reporting periods beginning after December 15, 2015 by one year. As a result, public entities would not be required to apply the new revenue standard until annual reporting periods beginning after December 15, 2017. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its condensed consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the definition of discontinued operations in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The new guidance eliminates the previous criteria that the operations and cash flows of the component that have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction. The new guidance also eliminates the previous criteria that the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Instead, ASU 2014-08 requires discontinued operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. ASU 2014-08 requires entities to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the statement of financial position. In addition, ASU 2014-08 requires that an entity disclose in its statement of cash flows, for all periods presented, either: (1) operating and investing cash flows or (2) depreciation and amortization, capital expenditures and significant operating and investing non-cash items related to the discontinued operation. ASU 2014-08 was effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have a material impact on the Company's condensed consolidated financial statements.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(2) BUSINESS ACQUISITIONS

Treq Labs, Inc.

On the Treq Asset Acquisition Date, the Company acquired from Treq its SDN Business.. The SDN Business provides solutions that optimize networks for voice, video and UC for both enterprise and service provider customers. The Company believes that the acquisition of the SDN Business will accelerate Sonus' delivery of its SDN strategy. In consideration for the acquisition of the SDN Business, Sonus paid $10.1 million in cash at the Treq Asset Acquisition Date, with an additional consideration payment of $750,000 due on July 2, 2015 and a second additional consideration payment of $750,000 due on January 4, 2016. The Company also entered into an Earn-Out Agreement, dated as of January 2, 2015, with Treq and Karl F. May, the seller representative in the transaction (the "Earn-Out Agreement"), under which the Company has agreed to issue up to an aggregate of 1.3 million shares of common stock over a three-year period subsequent to the Treq Asset Acquisition Date if aggregate revenue thresholds of at least $60 million are achieved by the SDN Business during that period, and up to an aggregate of an additional 2.2 million shares (3.5 million shares in total) if aggregate revenue thresholds of at least $150 million are achieved by the SDN Business during that period. If the initial revenue thresholds are not met, no shares will be issued. Based on historical and forecasted sales, no incremental contingent consideration was recorded initially as of the Treq Asset Acquisition Date or through March 27, 2015. Any shares issued pursuant to the Earn-Out Agreement will be issued in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and will be subsequently registered for resale under the Securities Act by the Company.

The transaction has been accounted for as a business combination and the financial results of the SDN Business have been included in the Company's condensed consolidated financial statements for the period subsequent to its acquisition.

As of March 27, 2015, the valuation of the identifiable intangible assets remained preliminary. The Company is in the process of finalizing its valuation, which it plans to complete in the second quarter of fiscal 2015. Based on the preliminary purchase price allocation, the Company recorded $1.0 million of goodwill, primarily due to expected synergies between the combined companies and expanded market opportunities. The goodwill is not deductible for tax purposes.

A summary of the preliminary purchase consideration for the SDN Business is as follows (in thousands):

Fair value of consideration transferred:
Cash, net of cash acquired	$10,147
Unpaid purchase consideration	1,500
Fair value of total consideration	$11,647
Fair value of assets acquired and liabilities assumed:
Intangible assets:
In-process research and development	$9,100
Developed technology	1,500
Goodwill	1,047
$11,647

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to preliminarily value the acquired in-process research and development and developed technology intangible assets. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company's estimates of technology attrition and revenue growth projections. The Company will begin to amortize the in-process research and development intangible asset at the time that the related products become generally available. Once the products become generally available, the Company will amortize the identifiable intangible assets in relation to the expected cash flows from the individual intangible assets over their respective useful lives (see Note 6).

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The actual results of the SDN Business for the period since the Treq Asset Acquisition Date were not material to the Company's financial results. The Company has not provided pro forma information as the results of the SDN Business are not material to the Company's financial results.

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

The transaction has been accounted for as a business combination and the financial results of PT have been included in the Company's condensed consolidated financial statements starting on the PT Acquisition Date.

The Company finalized the valuation of acquired assets, identifiable intangible assets and certain accrued liabilities in the fourth quarter of 2014. The Company recorded $8.8 million of goodwill, primarily due to expected synergies between the combined companies and expanded market opportunities. The goodwill is not deductible for tax purposes.

A summary of the allocation of the purchase consideration for PT is as follows (in thousands):

Fair value of consideration transferred:
Cash, net of cash acquired	$35,022
Fair value of equity awards assumed	1,671
Fair value of total consideration	$36,693
Fair value of assets acquired and liabilities assumed:
Marketable securities	$2,315
Other current assets	9,337
Property and equipment	2,251
Intangible assets:
Developed technology	13,200
Customer relationships	3,900
Goodwill	8,781
Current liabilities	(2,762)
Other long-term liabilities	(329)
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

Acquisition-Related Expenses

Acquisition-related expenses include those expenses related to acquisitions that would otherwise not have been incurred by

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

the Company. These expenses include professional and services fees, such as legal, audit, consulting, paying agent and other fees. These expenses also include cash payments to certain former PT executives under their respective PT change of control agreements. The amount recorded in the three months ended March 27, 2015 relates to professional fees in connection with the acquisition of the SDN Business. The amount recorded in the three months ended March 28, 2014 represents professional and services fees and expenses related to cash payments to certain former PT executives under their respective PT change of control agreements in connection with the PT acquisition.

The components of acquisition-related costs included in the Company's results of operations for the three months ended March 27, 2015 and March 28, 2014 are as follows (in thousands):

	Three months ended
	March 27, 2015	March 28, 2014
Professional and services fees	$107	$1,057
Change of control agreements	—	249
	$107	$1,306

Sale of Multi-Protocol Server Business

On June 20, 2014 (the "MPS Sale Date"), the Company sold its PT Multi-Protocol Server ("MPS") business for $2.0 million to an affiliate of Sunhillo Corporation, comprised of $0.2 million of inventory, $0.1 million of fixed assets, $0.2 million of deferred revenue and $1.9 million of PT goodwill allocable to the MPS business. The Company had acquired the MPS business in connection with the acquisition of PT. The results of operations of the MPS business are excluded from the Company's condensed consolidated results after the MPS Sale Date.

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

The calculations of shares used to compute basic and diluted loss per share are as follows (in thousands):

	Three months ended
	March 27, 2015	March 28, 2014
Weighted average shares outstanding—basic	49,423	53,080
Potential dilutive common shares	—	—
Weighted average shares outstanding—diluted	49,423	53,080

Options to purchase the Company's common stock, unvested shares of restricted stock, unvested performance-based stock awards and shares in connection with future purchases under the Company's Amended and Restated 2000 Employee Stock Purchase Plan, as amended (the "ESPP"), aggregating 9.4 million shares for the three months ended March 27, 2015 and 9.1 million shares for the three months ended March 28, 2014 have not been included in the computation of diluted loss per share because their effect would have been antidilutive.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(4) CASH EQUIVALENTS AND INVESTMENTS

The Company invests in debt instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

During the three months ended March 28, 2014, the Company sold $45.9 million of its available-for-sale securities and realized gross gains aggregating $46,000, which are included as a component of Other income (expense), net, in the Company's condensed consolidated statement of operations for that period. The Company did not realize any gross losses on these sales. In addition, $41.7 million of the Company's available-for-sale securities matured during the three months ended March 28, 2014 and were redeemed upon maturity. The Company did not sell any of its available-for-sale securities during the three months ended March 27, 2015.

Investments with continuous unrealized losses for one year or greater at March 27, 2015 were nominal. Since the Company currently does not intend to sell these securities and does not believe it will be required to sell any securities before they recover in value, it does not believe these declines are other-than-temporary.

On a quarterly basis, the Company reviews its marketable securities and investments to determine if there have been any events that could create a credit impairment. Based on its reviews, the Company does not believe that any impairment existed with its current holdings at March 27, 2015.

The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt securities and investments at March 27, 2015 and December 31, 2014 were comprised of the following (in thousands):

	March 27, 2015
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$1,391	$—	$—	$1,391

Marketable securities
Municipal obligations	$1,523	$1	$—	$1,524
U.S. government agency notes	4,154	1	—	4,155
Corporate debt securities	45,325	4	(40)	45,289
Commercial paper	8,190	—	—	8,190
Certificates of deposit	6,550	—	—	6,550
	$65,742	$6	$(40)	$65,708
Investments
Municipal obligations	$2,197	$3	$(1)	$2,199
U.S. government agency notes	2,300	2	—	2,302
Corporate debt securities	24,051	14	(21)	24,044
Certificates of deposit	500	—	—	500
	$29,048	$19	$(22)	$29,045

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	December 31, 2014
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$11,653	$—	$—	$11,653

Marketable securities
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

The Company's available-for-sale debt securities classified as Investments in the condensed consolidated balance sheets at March 27, 2015 and December 31, 2014 had maturity dates after one year but within two years or less from the balance sheet date.

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

The following table shows the fair value of the Company's financial assets at March 27, 2015 and December 31, 2014. These financial assets are comprised of the Company's available-for-sale debt securities and reported under the captions Cash and cash equivalents, Short-term investments and Investments in the condensed consolidated balance sheets (in thousands):

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

		Fair value measurements at March 27, 2015 using:
	Total carrying value at March 27, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$1,391	$1,391	$—	$—

Marketable securities
Municipal obligations	$1,524	$—	$1,524	$—
U.S. government agency notes	4,155	—	4,155	—
Corporate debt securities	45,289	—	45,289	—
Commercial paper	8,190	—	8,190	—
Certificates of deposit	6,550	—	6,550	—
	$65,708	$—	$65,708	$—
Investments
Municipal obligations	$2,199	$—	$2,199	$—
U.S. government agency notes	2,302	—	2,302	—
Corporate debt securities	24,044	—	24,044	—
Certificates of deposit	500	—	500	—
	$29,045	$—	$29,045	$—

		Fair value measurements at December 31, 2014 using:
	Total carrying value at December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$11,653	$11,653	$—	$—

Marketable securities
Municipal obligations	$1,273	$—	$1,273	$—
U.S. government agency notes	4,016	—	4,016	—
Corporate debt securities	40,864	—	40,864	—
Commercial paper	9,340	—	9,340	—
Certificates of deposit	8,950	—	8,950	—
	$64,443	$—	$64,443	$—
Investments
Municipal obligations	$2,700	$—	$2,700	$—
U.S. government agency notes	2,299	—	2,299	—
Corporate debt securities	35,815	—	35,815	—
Commercial paper	1,093	—	1,093	—
Certificates of deposit	500	—	500	—
	$42,407	$—	$42,407	$—

The Company's investments have been valued with the assistance of valuations provided by third-party pricing services, as derived from such services' pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security. The Company is ultimately responsible for the condensed consolidated financial statements and underlying estimates. Accordingly, the Company assesses the reasonableness of the valuations provided by the third-party pricing services by

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

reviewing actual trade data, broker/dealer quotes and other similar data, which are obtained from quoted market prices or other sources.

(5) INVENTORY

Inventory consists of the following (in thousands):

	March 27, 2015	December 31, 2014
On-hand final assemblies and finished goods inventories	$22,312	$19,285
Deferred cost of goods sold	2,835	2,829
	$25,147	$22,114

(6) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at March 27, 2015 and December 31, 2014 consist of the following (dollars in thousands):

March 27, 2015	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	7.00	$9,100	$—	$9,100
Intellectual property	5.00	999	999	—
Developed technology	6.24	23,780	6,300	17,480
Customer relationships	5.57	10,040	5,174	4,866
Internal use software	3.00	730	629	101
	6.05	$44,649	$13,102	$31,547

December 31, 2014	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Intellectual property	5.00	$999	$999	$—
Developed technology	6.18	22,280	5,193	17,087
Customer relationships	5.57	10,040	4,695	5,345
Internal use software	3.00	730	568	162
	5.75	$34,049	$11,455	$22,594

Amortization expense for intangible assets for the three months ended March 27, 2015 and March 28, 2014 was as follows (in thousands):

	Three months ended		Statement of operations classification
	March 27, 2015	March 28, 2014
Developed technology	$1,107	$570	Cost of revenue - product
Customer relationships	479	398	Sales and marketing
Internal use software	61	61	Cost of revenue - product
	$1,647	$1,029

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Company did not record amortization expense in connection with the in-process research and development intangible asset because the related products were not yet generally available. The Company will begin to amortize the in-process research and development intangible asset at the time that the related products become generally available and will amortize the identifiable intangible assets in relation to the expected cash flows from the individual intangible assets over their respective useful lives; the Company will begin to amortize this intangible asset at the time that the related products become generally available, which the Company expects will occur in the second and fourth quarters of 2015. Estimated future amortization expense for the Company's intangible assets at March 27, 2015 is as follows (in thousands):

Years ending December 31,
Remainder of 2015	$5,895
2016	7,001
2017	7,338
2018	4,589
2019	3,554
Thereafter	3,170
$31,547

The changes in the carrying value of the Company's goodwill in the three months ended March 27, 2015 and March 28, 2014 were as follows (in thousands):

Balance at January 1, 2015
Goodwill	$42,369
Accumulated impairment losses	(3,106)
39,263
Acquisition of SDN Business	1,047
Balance at March 27, 2015	$40,310

Balance at March 27, 2015
Goodwill	$43,416
Accumulated impairment losses	(3,106)
$40,310

Balance at January 1, 2014
Goodwill	$35,485
Accumulated impairment losses	(3,106)
32,379
Acquisition of PT	8,193
Balance at March 28, 2014	$40,572

Balance at March 28, 2014
Goodwill	$43,678
Accumulated impairment losses	(3,106)
$40,572

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(7) ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	March 27, 2015	December 31, 2014
Employee compensation and related costs	$10,246	$20,042
Other	12,008	12,107
	$22,254	$32,149

(8) RESTRUCTURING ACCRUAL

The Company recorded a credit of $0.3 million to restructuring expense in the three months ended March 27, 2015 that it had previously accrued in connection with its earlier restructuring initiative. The reversal of approximately $272,000 for facilities was recorded in connection with the settlement with the landlord of the Company's Dulles, Virginia facility for an amount that was lower than had previously been accrued. The Company also reversed approximately $67,000 in connection with changes in the amounts of severance ultimately paid to certain individuals.

The Company recorded $1.2 million of restructuring expense in the three months ended March 28, 2014 for severance and related costs in connection with reducing its workforce.

The table below summarizes the restructuring accrual activity for the three months ended March 27, 2015 (in thousands):

	Balance at January 1, 2015	Adjustments for changes in estimate	Cash payments	Balance at March 27, 2015
Severance	$1,682	$(67)	$(1,290)	$325
Facilities	3,652	(272)	(1,135)	2,245
	$5,334	$(339)	$(2,425)	$2,570

The Company expects to complete the restructuring payments related to severance in the fourth quarter of fiscal 2015 and the payments related to facilities in fiscal 2016. The current portion of the restructuring accrual is included as a component of Accrued expenses in the Company's condensed consolidated balance sheets. The portion of restructuring payments due more than one year from the balance sheet date is included in Other long-term liabilities in the Company's condensed consolidated balance sheets. The long-term portions of accrued restructuring were $0.9 million at March 27, 2015 and $1.9 million at December 31, 2014.

(9) DEBT

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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The credit facility will become due on June 27, 2015, subject to acceleration upon certain specified events of default. The Company did not have any amounts outstanding under the Credit Agreement at March 27, 2015.

(10) COMMON STOCK REPURCHASES AND UNDERWRITTEN OFFERING

Stock Buyback Program

On July 29, 2013, the Company announced that its Board of Directors had authorized a stock buyback program to repurchase up to $100 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. The Company may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The Company has not implemented such a 10b5-1 repurchase program to date. The stock buyback program may be suspended or discontinued at any time. The stock buyback program is being funded using the Company's working capital. During the three months ended March 27, 2015, the Company spent $6.1 million, including transaction fees, to repurchase and retire 0.4 million shares of its common stock under the stock buyback program. During the three months ended March 28, 2014, the Company spent $0.1 million, including transaction fees, to repurchase and retire 7,700 shares of its common stock under the stock buyback program. At March 27, 2015, the Company had $16.8 million remaining under the stock buyback program for future repurchases.

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

(11) STOCK-BASED COMPENSATION PLANS

Stock Incentive Plan

The Company's 2007 Stock Incentive Plan, as amended (the "2007 Plan"), provides for the award of options to purchase the Company's common stock ("stock options"), stock appreciation rights ("SARs"), restricted common stock awards ("RSAs"), restricted common stock units ("RSUs"), performance-based stock awards ("PSAs"), performance-based stock units ("PSUs") and other stock-based awards to employees, officers, directors (including those directors who are not employees or officers of the Company), consultants and advisors of the Company and its subsidiaries.

Executive and Board of Directors Equity Arrangements

In connection with the Company's annual incentive program, 22 executives of the Company were given the choice to receive all or half of their fiscal year 2015 bonuses (the "2015 Bonus"), if any are earned, in the form of shares of the Company's common stock (the "2015 Bonus Shares"). Each executive could also elect not to participate in this program and to earn his or her 2015 Bonus, if any, in the form of cash. The amount of the 2015 Bonus, if any, for each executive shall be determined by the Compensation Committee of the Board of Directors of the Company (the "Compensation Committee"). The number of shares of the Company's common stock that will be granted to those executives who elected to receive their 2015 Bonus entirely in the form of shares of common stock will be calculated by dividing an amount equal to 1.5 times each

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

executive's 2015 Bonus earned by $20.55, the closing price of the Company's common stock on January 2, 2015. The number of shares of the Company's common stock that will be granted to those executives who elected to receive one-half of their 2015 Bonus in the form of shares of common stock will be calculated by dividing an amount equal to 1.5 times one-half of each executive's 2015 Bonus earned by $20.55, with the cash portion equal 50% of their respective 2015 Bonus earned. The 2015 Bonus, if any, will be granted and/or paid on a date concurrent with the timing of the payout of bonuses under the Company-wide incentive bonus program and will be fully vested on the date of grant. Of the eligible executives, 16 elected to receive their entire 2015 Bonus in shares of common stock, five elected to receive 50% of their 2015 Bonus in shares of common stock and 50% in cash and one elected not to participate and instead to receive his entire 2015 Bonus in cash. As of March 27, 2015, the Company determined that the grant date criteria for the 2015 Bonus Shares had not been met; accordingly, the Company is marking to market the 2015 Bonus Shares expected to be earned and recording expense based on the aggregate fair value of the 2015 Bonus Shares at March 27, 2015. The Company did not record expense related to the 2015 Bonus Shares in the three months ended March 27, 2015 as it did not believe that any 2015 Bonus Shares would be earned. Since the 2015 Bonus Shares will not be granted until the date of the 2015 Bonus payment, there are no shares related to the 2015 Bonus reported in the restricted stock grant table below.

On January 22, 2014, 21 executives of the Company were given the choice to receive all or half of their fiscal year 2014 bonuses (the "2014 Bonus"), if any were earned, in the form of shares of the Company's common stock (the "2014 Bonus Shares"). Of the eligible executives, 17 elected to receive their entire 2014 Bonus in shares of common stock, while 4 elected to receive 50% of their 2014 Bonus in shares of common stock and 50% in cash. The 2014 Bonus Shares were granted on February 20, 2015 and vested immediately. The Company granted approximately 266,000 2014 Bonus Shares, with the number of shares granted calculated by dividing amounts equal to 1.5 times each executive's 2014 Bonus earned, as determined by the Compensation Committee, by $15.40, the closing price of the Company's common stock on January 2, 2014. The Company recorded stock-based compensation expense for the 2014 Bonus Shares from January 1, 2014 through the grant date. These shares are reported as both "Granted" and "Vested" in the RSA table below.

On March 16, 2015, the Company granted 131,250 PSUs in the aggregate to eight of its executives with both market and service conditions. The terms of the PSUs are such that up to one-third of the shares subject to the PSUs will vest on each of the first, second and third anniversaries of the date of grant (collectively, the "Vesting Dates") to the extent of achievement of the Company's total shareholder return ("TSR") compared to the TSR of the companies included in the NASDAQ Telecommunications Index for the same Performance Period, measured by the Compensation Committee at the end of each of the 2015, 2016 and 2017 fiscal years, respectively (each, a "Performance Period"). The shares determined to be earned will vest on the anniversary of the grant date following each Performance Period. Shares subject to the PSUs that fail to be earned will be forfeited. The PSUs include a market condition which requires the use of a Monte Carlo simulation approach to model future stock price movements based upon the risk-free rate of return, the volatility of each entity, and the pair-wise covariance between each entity. These results were then used to calculate the grant date fair values of the PSUs. The Company is recording expense for the PSUs through the final Vesting Date of March 16, 2018. The PSUs are reported as "Granted" in the performance-based awards table below.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Stock Options

The activity related to the Company's outstanding stock options during the three months ended March 27, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	7,521,432	$16.47
Granted	279,930	$16.28
Exercised	(143,320)	$11.19
Forfeited	(82,773)	$15.85
Expired	(43,013)	$24.12
Outstanding at March 27, 2015	7,532,256	$16.53	6.79	$317
Vested or expected to vest at March 27, 2015	7,083,866	$16.52	6.68	$310
Exercisable at March 27, 2015	4,175,385	$16.88	5.47	$263

The grant date fair values of options to purchase common stock granted in the three months ended March 27, 2015 were estimated using the Black-Scholes valuation model with the following assumptions:

Three months ended
March 27, 2015
Risk-free interest rate	1.46% - 1.74%
Expected dividends	—
Weighted average volatility	54.3%
Expected life (years)	5.0 - 6.0

Additional information regarding the Company's stock options for the three months ended March 27, 2015 is as follows:

Three months ended
March 27, 2015
Weighted average grant date fair value of stock options granted	$8.25
Total intrinsic value of stock options exercised (in thousands)	$902
Cash received from the exercise of stock options (in thousands)	$1,687

Restricted Stock Awards and Units

The activity related to the Company's RSAs for the three months ended March 27, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2015	370,182	$16.74
Granted	1,411,099	$16.45
Vested	(287,176)	$17.76
Forfeited	(950)	$16.05
Unvested balance at March 27, 2015	1,493,155	$16.28

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The activity related to the Company's unvested RSUs for the three months ended March 27, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2015	—	$—
Granted	120,215	$16.05
Vested	—	$—
Forfeited	—	$—
Unvested balance at March 27, 2015	120,215	$16.05

The total fair value of shares of restricted stock that vested during the three months ended March 27, 2015 was $5.1 million.

Performance-Based Stock Awards and Units

The activity related to the Company's PSAs for the three months ended March 27, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2015	34,235	$13.60
Granted	—	$—
Vested	(28,610)	$13.60
Forfeited	—	$—
Unvested balance at March 27, 2015	5,625	$13.60

The activity related to the Company's PSUs for the three months ended March 27, 2015 is as follows:

	Shares		Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2015	—	—	$—
Granted	131,250	14.68	$14.68
Vested	—	—	$—
Forfeited	—	—	$—
Unvested balance at March 27, 2015	131,250	14.68	$14.68

Employee Stock Purchase Plan

The Company's ESPP provides for six-month offering periods with the purchase price of the stock equal to 85% of the lesser of the market price on the first or last day of the offering period. The maximum number of shares of common stock an employee may purchase during each offering period is 500, subject to certain adjustments pursuant to the ESPP.

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three months ended March 27, 2015 and March 28, 2014 as follows (in thousands):

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended
	March 27, 2015	March 28, 2014
Product cost of revenue	$74	$79
Service cost of revenue	380	279
Research and development	1,358	1,313
Sales and marketing	1,016	1,249
General and administrative	1,992	2,854
	$4,820	$5,774

There is no income tax benefit for employee stock-based compensation expense for the three months ended March 27, 2015 or March 28, 2014 due to the valuation allowance recorded.

At March 27, 2015, there was $44.7 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, awards and units. This expense is expected to be recognized over a weighted average period of approximately three years.

(12) MAJOR CUSTOMERS

The following customers each contributed 10% or more of the Company's revenue in at least one of the three month periods ended March 27, 2015 and March 28, 2014:

	Three months ended
	March 27, 2015	March 28, 2014
Verizon Communications Inc.	15%	*
SoftBank Corporation	11%	*
AT&T Inc.	*	28%
__________________________________

* Represents less than 10% of revenue

At March 27, 2015, two customers each accounted for 10% or more of the Company's accounts receivable balance, representing approximately 26% in the aggregate of the Company's accounts receivable balance. At December 31, 2014, no customer accounted for 10% or more of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(13) GEOGRAPHIC INFORMATION

The Company's classification of revenue by geographic area is determined by the location to which the product is shipped or where the services are performed. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Three months ended
	March 27, 2015	March 28, 2014
United States	62%	73%
Europe, Middle East and Africa	14	13
Japan	18	8
Other Asia Pacific	4	3
Other	2	3
	100%	100%

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next, and accordingly, historical data may not be indicative of future periods.

(14) INCOME TAXES

The Company's income tax provisions for the three months ended March 27, 2015 and March 28, 2014 reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full year. The estimated effective rates for the three months ended March 27, 2015 and March 28, 2014 do not include any benefit for the Company's domestic losses, as the Company has concluded that a valuation allowance on any domestic benefit is required.

(15) COMMITMENTS AND CONTINGENCIES

On April 6, 2015, Ming Huang, a purported shareholder of the Company (the “Plaintiff”), filed a Class Action Complaint alleging violations of the federal securities laws (the “Complaint”) in the United States District Court for the District of New Jersey (Civil Action No. 3:15-02407), against Sonus and two of its officers, Raymond P. Dolan, the Company’s President and Chief Executive Officer, and Mark Greenquist, the Company’s Chief Financial Officer (the “Defendants”). The Plaintiff claims to represent purchasers of the Company’s common stock during the period from October 23, 2014 to March 24, 2015 and seeks unspecified damages. The principal allegation contained in the Complaint is the claim that the Defendants made misleading forward-looking statements concerning the Company’s fiscal first quarter 2015 financial performance. The Company believes that the Defendants have meritorious defenses to the allegations made in the Complaint and does not expect the results of this suit to have a material effect on its business or consolidated financial statements.

In addition, the Company is often a party to disputes and legal proceedings that it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material effect on the Company's business or consolidated financial statements.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(16) SUBSEQUENT EVENTS

As part of the Company's recently announced cost reduction review, on April 16, 2015, the Company initiated a restructuring plan that will reduce its workforce by approximately 150 positions, or approximately 12.5% of the Company's worldwide workforce. The Company expects to record approximately $5 million of restructuring expense for severance and related costs in the three months ending June 26, 2015. The Company expects that of this amount, $4.5 million will be paid in the three months ending June 26, 2015 and the remainder will be paid in the three months ending September 25, 2015.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Sonus Networks, Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the U.S. Securities and Exchange Commission on February 25, 2015.

Overview

We are a leading provider of networked solutions for communications service providers (e.g., telecommunications, wireless and cable service providers) and enterprises to help them advance, protect and unify their communications and improve collaboration. We help many of the world's leading communications service providers and enterprises embrace the next generation of Session Initiation Protocol ("SIP") and 4G/LTE (Long Term Evolution)-based solutions, including Voice over IP ("VoIP") video and Unified Communications ("UC") through secure, reliable and scalable Internet Protocol ("IP") networks. Our products include session border controllers ("SBCs"), diameter signaling controllers ("DSCs"), policy/routing servers, media and signaling gateways and network analytics tools. Our solutions enable our customers to seamlessly link and leverage multivendor, multiprotocol communications systems and applications across their networks, around the world and in a rapidly changing ecosystem of IP-enabled devices such as smartphones and tablets. Our solutions help our customers realize the intended value and benefits of UC platforms by enabling disparate communications environments, commonplace in most enterprises today, to work seamlessly together. Likewise, our solutions facilitate the evolution to cloud-based delivery of UC solutions.

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

On January 2, 2015 (the "Treq Asset Acquisition Date"), we acquired from Treq Labs, Inc. ("Treq") certain assets related to Treq's business of designing, developing, marketing, selling, servicing and maintaining software defined networking ("SDN") technology, SDN controller software and SDN management software (the "SDN Business") for $10.1 million in cash at the Treq Asset Acquisition Date, with an additional consideration payment of $750,000 due on July 2, 2015 and a second additional consideration payment of $750,000 due on January 4, 2016. The Company also entered into an Earn-Out Agreement under which we agreed to issue to the sellers up to an aggregate of 1.3 million shares of common stock over a three-year period subsequent to the Treq Asset Acquisition Date if aggregate revenue thresholds of at least $60 million are achieved by the SDN Business during that period, and up to an aggregate of an additional 2.2 million shares (3.5 million shares in total) if aggregate revenue thresholds of at least $150 million are achieved by the SDN Business during that period. If the initial revenue thresholds are not met, no shares will be issued. Based on historical and forecasted sales, no incremental contingent consideration was recorded initially as of the Treq Asset Acquisition Date or through March 27, 2015. The SDN Business provides solutions that optimize networks for voice, video and UC for both enterprise and service provider customers. We believe that the acquisition of the SDN Business will accelerate our delivery of our SDN strategy. The financial results of the SDN Business are included in our condensed consolidated financial statements for the period starting on the Treq Asset Acquisition Date.

On February 19, 2014 (the "PT Acquisition Date"), we completed the acquisition of Performance Technologies, Incorporated ("PT"), a Delaware corporation, for $3.75 per share, or approximately $35 million in cash, net of PT's cash and excluding acquisition-related costs. This acquisition has enabled us to expand and diversify our portfolio with an integrated, virtualized Diameter and SIP-based solution and deliver strategic value to service providers seeking to offer new multimedia services through mobile, cloud-based real-time communications. The financial results of PT are included in our condensed consolidated financial statements after the PT Acquisition Date.

On June 20, 2014, we sold the PT Multi-Protocol Server ("MPS") business for $2.0 million to an affiliate of Sunhillo Corporation. We had acquired the MPS business in connection with the acquisition of PT. The results of operations of the MPS business are excluded from our consolidated results after June 20, 2014.

To better align our cost structure to our current revenue expectations, we recently announced a cost reduction review. As part of this review, on April 16, 2015, we initiated a restructuring plan that will reduce our workforce by approximately 150 positions, or approximately 12.5% of our worldwide workforce. We expect to record approximately $5 million of restructuring expense for severance and related costs in the three months ending June 26, 2015. We expect that of this amount, $4.5 million will be paid in the three months ending June 26, 2015 and the remainder will be paid in the three months ending September 25, 2015. As a result of our cost reduction review, we expect to realize approximately $15 million of savings in 2015, with the majority of our cost reduction actions in place by the end of the second quarter. We expect that our savings will be generated primarily from the workforce reduction described above and from reductions in other discretionary spending. These expected savings will be offset by restructuring expense of approximately $5 million for severance and related expenses described above.

Our strategy is designed to capitalize on our technology and market lead, and build a premier franchise in multimedia infrastructure solutions. We are currently focusing our major efforts on the following aspects of our business which enable next generation communications including SIP- and 4G/LTE-based networks:

•	expanding our communications network solutions to address emerging UC-, IP- and cloud-based enterprise and service providers;

•	embracing the principles outlined by 3GPP, 4GPP2 and LTE architectures and delivering the industry's most advanced IMS (IP Multimedia Subsystem)-ready SBC and DSC product suites;

•	leveraging our TDM (time division multiplexing)-to-IP gateway technology leadership with service providers to accelerate adoption of SIP-enabled UC services;

•	expanding and broadening our customer base by targeting the enterprise market for SIP trunking and access solutions;

•
providing an environment for our customers to enable real-time communication to embed into their presence on the worldwide web;expanding our global sales distribution, marketing and support capabilities, including continued expansion of our indirect sales channel program;

•	actively contributing to the SIP standards definition and adoption process;

•	pursuing strategic transactions and alliances;

•	successfully implementing our cost reduction program; and

•	delivering sustainable profitability by continuing to improve our overall performance.

We reported losses from operations of $18.9 million for the three months ended March 27, 2015 and $5.8 million for the three months ended March 28, 2014.

We reported net losses of $19.4 million for the three months ended March 27, 2015 and $4.0 million for the three months ended March 28, 2014.

Our revenue was $50.1 million in the three months ended March 27, 2015 and $70.7 million in the three months ended March 28, 2014.

Our gross profit was $29.2 million in the three months ended March 27, 2015 and $46.4 million in the three months ended March 28, 2014. Our gross profit as a percentage of revenue ("total gross margin") was 58.3% in the three months ended March 27, 2015 and 65.6% in the three months ended March 28, 2014.

Our operating expenses were $48.1 million in the three months ended March 27, 2015, compared to $52.2 million in the three months ended March 28, 2014. Our operating expenses for the three months ended March 27, 2015 include $0.1 million of acquisition-related expense and a credit for the reversal of $0.3 million of previously recorded restructuring accruals. Our operating expenses for the three months ended March 28, 2014 include acquisition-related expense of $1.3 million and $1.2 million of restructuring expense.

We recorded stock-based compensation expense of $4.8 million in the three months ended March 27, 2015, compared to $5.8 million in the three months ended March 28, 2014.

See "Results of Operations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for a discussion of these changes in our revenue and expenses.

In March 2014, we reached a settlement agreement for $2.25 million to recover a portion of our losses related to the impairment of certain prepaid royalties which we had written off in fiscal 2012. This amount is included in Other income in our condensed consolidated statement of operations for the three months ended March 28, 2014.

On January 2, 2014, Raymond P. Dolan, our President and Chief Executive Officer elected to accept shares of restricted stock in lieu of base salary for the period from January 1, 2014 through December 31, 2014. Effective September 16, 2014, Mr. Dolan's annual base salary was increased from $500,000 to $600,000. For the remainder of 2014, such increase was prorated and paid in cash and was not subject to any stock-for-cash election. We recorded stock-based compensation expense related to the 2014 Dolan Salary Shares ratably for the period of January 1, 2014 through December 31, 2014. Mr. Dolan did not elect to receive his salary in shares of our common stock for 2015.

In connection with our Company-wide annual incentive bonus program, 22 of our executives were given the choice to receive all or half of their fiscal year 2015 bonuses (the "2015 Bonus"), if any are earned, in the form of shares of our common stock (the "2015 Bonus Shares"). Each executive could also elect not to participate in this program and to earn his or her 2015 Bonus, if any, in the form of cash. The amount of the 2015 Bonus, if any, for each executive shall be determined by the Compensation Committee of our Board of Directors (the "Compensation Committee"). The number of shares of common stock that will be granted to those executives who elected to receive their 2015 Bonus entirely in the form of shares of common stock will be calculated by dividing an amount equal to 1.5 times each executive's 2015 Bonus earned by $20.55, the closing price of our common stock on January 2, 2015. The number of shares of our common stock that will be granted to those executives who elected to receive one-half of their 2015 Bonus in the form of shares of common stock will be calculated by dividing an amount equal to 1.5 times one-half of each executive's 2015 Bonus earned by $20.55, with the cash portion equal 50% of their respective 2015 Bonus earned. The 2015 Bonus, if any, will be granted and/or paid on a date concurrent with the timing of the payout of bonuses under our Company-wide incentive bonus program and will be fully vested on the date of grant. Of the eligible executives, 16 elected to receive their entire 2015 Bonus in shares of common stock, five elected to receive 50% of their 2015 Bonus in shares of common stock and 50% in cash, and one elected not to participate and instead to receive his entire 2015 Bonus in cash. As of March 27, 2015, we determined that the grant date criteria for the 2015 Bonus Shares had not been met; accordingly, we are marking to market the 2015 Bonus Shares expected to be earned and recording expense based on the aggregate fair value of the 2015 Bonus Shares at March 27, 2015. We did not record expense related to the 2015 Bonus Shares in the three months ended March 27, 2015 as we did not believe that any 2015 Bonus Shares would be earned.

On January 22, 2014, 21 of our executives were given the choice to receive all or half of their fiscal year 2014 bonuses (the "2014 Bonus"), if any were earned, in the form of shares of our common stock (the "2014 Bonus Shares"). Of the eligible executives, 17 elected to receive their entire 2014 Bonus in shares of common stock and 4 elected to receive 50% of their 2014 Bonus in shares of common stock and 50% in cash. The 2014 Bonus Shares were granted on February 20, 2015 and vested immediately. We granted approximately 266,000 2014 Bonus Shares, with the number of shares granted calculated by dividing amounts equal to 1.5 times each executive's 2014 Bonus earned, as determined by the Compensation Committee, by $15.40, the closing price of our common stock on January 2, 2014. We recorded stock-based compensation expense for the 2014 Bonus Shares from January 1, 2014 through the grant date.

On March 16, 2015, we granted 131,250 performance-based stock units ("PSUs") in the aggregate to eight of our executives with both market and service conditions. The terms of the PSUs are such that up to one-third of the shares subject to the PSUs will vest on each of the first, second and third anniversaries of the date of grant (collectively, the "Vesting Dates") to the extent of achievement of our total stockholder return ("TSR") to the TSR of the companies included in the NASDAQ Telecommunications Index for the same Performance Period, measured by our Compensation Committee at the end of each of the 2015, 2016 and 2017 fiscal years, respectively (each, a "Performance Period"). The shares determined to be earned will vest on the anniversary of the grant date following each Performance Period. Shares subject to the PSUs that fail to be earned will be forfeited. We are recording expense for the PSUs through the final Vesting Date of March 16, 2018.

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

For a further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There were no significant changes to our critical accounting policies from December 31, 2014 through March 27, 2015.

Results of Operations

Three months ended March 27, 2015 and March 28, 2014

Revenue. Revenue for the three months ended March 27, 2015 and March 28, 2014 was as follows (in thousands, except percentages):

	Three months ended		Decrease from prior year
	March 27, 2015	March 28, 2014	$	%
Product	$24,865	$45,140	$(20,275)	(44.9)%
Service	25,280	25,602	(322)	(1.3)%
Total revenue	$50,145	$70,742	$(20,597)	(29.1)%

Product revenue is comprised of sales of our communication infrastructure products. The decrease in product revenue in the current year quarter compared to the prior year quarter was primarily the result of lower revenue recognized from sales to one of our historically largest customers due to their reduction in capital expenditures, lower sales to federal agencies and the loss of revenue related to our divestiture of the MPS division of PT in 2014.

In the three months ended March 27, 2015, approximately 24% of product revenue was from indirect sales through our channel program, compared to approximately 18% in the three months ended March 28, 2014.

In the three months ended March 27, 2015, our product revenue from sales to enterprise customers was approximately 15% of our total product revenue, compared to approximately 19% in the three months ended March 28, 2014. These sales were made both through our direct sales team and indirect sales channel partners.

We recognized product revenue totaling $2.7 million from 168 new customers in the three months ended March 27, 2015 and $3.3 million from 173 new customers in the three months ended March 28, 2014. New customers are those from whom we recognize revenue for the first time in a reporting period, although we may have had outstanding orders from such customers for several years, especially for certain multi-year projects. The timing of the completion of customer projects, revenue recognition criteria satisfaction and customer payments included in multiple element arrangements may cause our product revenue to fluctuate from one period to the next.

We expect that our product revenue in 2015 will decrease from 2014 levels, primarily due to the delayed timing of orders, lower capital expenditures by our customers and longer RFP decision cycles by our customers as they take time to determine their future network architectures. Despite our expected 2015 product revenue decrease compared to 2014, we continue to believe that our new product portfolio and increased focus on expanding our product offerings to address the emerging UC and IP-based markets, such as SBC, in both the enterprise and service provider markets is aligned with the technology strategies of our customers.

Service revenue is primarily comprised of hardware and software maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three months ended March 27, 2015 and March 28, 2014 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	March 27, 2015	March 28, 2014	$	%
Maintenance	$20,083	$20,525	$(442)	(2.2)%
Professional services	5,197	5,077	120	2.4%
	$25,280	$25,602	$(322)	(1.3)%

Our maintenance revenue decreased slightly in the three months period ended March 27, 2015 compared to the three months ended March 28, 2014, primarily due to customer mix, including merger activity of certain of our customers, and the timing of shipments in the current year quarter. The timing of the completion of projects for revenue recognition, customer payments and maintenance contracts may cause our services revenue to fluctuate from one period to the next. We expect that our service revenue in fiscal 2015 will decrease from fiscal 2014 levels as a result of the aforementioned customer merger activities and lower expected product sales, partially offset by the continued growth of our installed customer base.

The following customers each contributed 10% or more of our revenue in at least one of the three month periods ended March 27, 2015 and March 28, 2014:

	Three months ended
Customer	March 27, 2015	March 28, 2014
Verizon Communications Inc.	15%	*
SoftBank Corporation	11%	*
AT&T Inc.	*	28%

* Represents less than 10% of revenue

International revenue was approximately 38% of revenue in the three months ended March 27, 2015 and approximately 27% of revenue in the three months ended March 28, 2014. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue will fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $4.8 million at March 27, 2015 and $9.1 million at December 31, 2014. Our deferred service revenue was $43.8 million at March 27, 2015 and $35.9 million at December 31, 2014. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross margins for the three months ended March 27, 2015 and March 28, 2014 were as follows (in thousands, except percentages):

	Three months ended		Decrease from prior year
	March 27, 2015	March 28, 2014	$	%
Cost of revenue
Product	$11,648	$13,663	$(2,015)	(14.7)%
Service	9,267	10,656	(1,389)	(13.0)%
Total cost of revenue	$20,915	$24,319	$(3,404)	(14.0)%
Gross margin
Product	53.2%	69.7%
Service	63.3%	58.4%
Total gross margin	58.3%	65.6%

The decrease in product gross margin in the three months ended March 27, 2015 compared to the three months ended March 28, 2014 was primarily due to lower product revenue against certain fixed costs coupled with the impact of $2.7 million of reserves recorded for excess and obsolete inventory in the three months ended March 27, 2015, which decreased our product gross margin in the aggregate by approximately fifteen percentage points, and product and customer mix, which decreased our product gross margin by approximately one percentage point.

The increase in service gross margin in the three months ended March 27, 2015 compared to the three months ended March 28, 2014 was primarily due to lower fixed service costs, which increased our service gross margin by approximately four percentage points and lower third-party service costs, which increased our service gross margin by approximately one percentage point.

We believe that our total gross margin over the next few years will be greater than 60%.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses for the three months ended March 27, 2015 and March 28, 2014 were as follows (in thousands, except percentages):

			Increase from prior year
	March 27, 2015	March 28, 2014	$	%
Three months ended	$19,339	$18,972	$367	1.9%

The increase in research and development expenses in the three months ended March 27, 2015 compared to the three months ended March 28, 2014 is attributable to $0.5 million of higher facility expenses and $0.2 million of higher product development (third-party development, prototype and equipment) expenses, partially offset by $0.1 million of lower employee-related expenses and $0.2 million of net decreases in other research and development expenses. The decrease in employee-related expenses in the three months ended March 27, 2015 is the net result of $1.3 million of lower expense related to our Company-wide cash bonus program, partially offset by $1.2 million of higher salary and related expenses.

Some aspects of our research and development efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. Rapid technological innovation is critical to our long-term success, and we believe that we are tailoring our investments to meet the requirements of our customers and market. We anticipate that our research and development expenses for fiscal 2015 will decrease from fiscal 2014 levels due to certain cost reduction initiatives, partially offset by our continued focus on new product development.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three months ended March 27, 2015 and March 28, 2014 were as follows (in thousands, except percentages):

			Increase from prior year
	March 27, 2015	March 28, 2014	$	%
Three months ended	$19,765	$19,581	$184	0.9%

The increase in sales and marketing expenses in the three months ended March 27, 2015 compared to the three months ended March 28, 2014 is attributable to $0.5 million of higher consulting expense and $0.2 million of higher expense related to evaluation equipment at customer sites. These increases were partially offset by $0.2 million of lower employee-related expenses, $0.2 million of lower marketing expenses and $0.1 million of net decreases in other sales and marketing expenses. The decrease in employee-related expenses was the result of $0.2 million of lower stock-based compensation and $0.2 million of lower expense related to our Company-wide cash bonus program, partially offset by $0.1 million of higher salary and commissions and related expenses and $0.1 million of net increases in other employee-related expenses.

We believe that our sales and marketing expenses will decrease in fiscal 2015 from fiscal 2014 levels, primarily attributable to certain cost reduction initiatives, coupled with lower commissions expense driven by our anticipated lower revenue.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and audit and professional fees. General and administrative expenses for the three months ended March 27, 2015 and March 28, 2014 were as follows (in thousands, except percentages):

			Decrease from prior year
	March 27, 2015	March 28, 2014	$	%
Three months ended	$9,224	$11,186	$(1,962)	(17.5)%

The decrease in general and administrative expenses in the three months ended March 27, 2015 compared to the three months ended March 28, 2014 is attributable to $1.4 million of lower employee-related expenses, $0.2 million of lower professional fees, $0.1 million of lower expense related to foreign currency translation and $0.3 million of net decreases in other general and administrative expenses. The decrease in employee-related expenses resulted from $0.9 million of lower stock-based compensation expense and $0.5 million of lower expense related to our Company-wide cash bonus program.

We believe that our general and administrative expenses will decrease in fiscal 2015 compared to fiscal 2014 levels, primarily due to the expected impact of certain cost reduction initiatives.

Acquisition-Related Expenses. Acquisition-related expenses include those costs related to the acquisitions of the SDN Business in January 2015 and of PT in February 2014 that would otherwise not have been incurred by us. We recorded acquisition-related expenses of $0.1 million in the three months ended March 27, 2015 for professional fees, primarily legal fees. We recorded $1.3 million of acquisition-related expenses in the three months ended March 28, 2014, comprised of $1.1 million of professional and service fees and $0.2 million related to change of control agreements with certain PT executives.

Restructuring Expense. We reversed $0.3 million of restructuring expense in the three months ended March 27, 2015. This reversal is comprised of approximately $272,000 in connection with the settlement with the landlord of our Dulles, Virginia facility for an amount that was lower than had previously been accrued and approximately $67,000 in connection with changes in the amounts of severance ultimately paid to certain individuals.

We expect to record approximately $5 million of restructuring expense in the three months ending June 26, 2015 for severance and related costs in connection with a restructuring initiative implemented on April 16, 2015 to eliminate approximately 150 positions, or approximately 12.5% of our worldwide workforce. We expect that of this amount, $4.5 million will be paid in the three months ending June 26, 2015 and the remainder will be paid in the three months ending September 25, 2015.

Interest Income, Net. Interest income and interest expense for the three months ended March 27, 2015 and March 28, 2014 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	March 27, 2015	March 28, 2014	$	%
Interest expense	$(76)	$(25)	$51	204.0%
Interest income	104	60	44	73.3%
Interest income, net	$28	$35	$(7)	(20.0)%

Interest expense in the three months ended March 27, 2015 primarily relates to the amortization of debt issuance costs in connection with our revolving credit facility. Interest expense in the three months ended March 28, 2014 primarily relates to interest on the debt assumed in connection with the acquisition of Network Equipment Technologies, Inc. ("NET"). Interest income consists of interest earned on our cash equivalents, marketable debt securities and long-term investments. The decrease in interest income, net, in the current year periods compared to the prior year periods is attributable to a lower average portfolio yield on lower amounts available to invest in the current year.

Other Income, Net. We recorded $2.25 million of income in the three months ended March 28, 2014 related to the settlement of a litigation matter in March 2014 in which we recovered a portion of our losses related to the impairment of certain prepaid royalties which we had written off in fiscal 2012. This amount is included in Other income, net, for the three months ended March 28, 2014.

Income Taxes. We recorded provisions for income taxes of $0.6 million in the three months ended March 27, 2015 and

$0.5 million in the three months ended March 28, 2014. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year. The estimated amounts recorded do not include any benefit for our domestic losses, as we have concluded that a valuation allowance on any domestic benefit is required.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Three months ended
	March 27, 2015	March 28, 2014	Change
Net loss	$(19,359)	$(3,953)	$(15,406)
Adjustments to reconcile net loss to cash flows provided by operating activities	9,209	9,951	(742)
Changes in operating assets and liabilities	(7,326)	15,208	(22,534)
Net cash (used in) provided by operating activities	$(17,476)	$21,206	$(38,682)
Net cash (used in) provided by investing activities	$(790)	$50,349	$(51,139)
Net cash used in financing activities	$(4,744)	$(72,298)	$67,554

Our cash, cash equivalents, and short- and long-term investments totaled $112.8 million at March 27, 2015 and $148.0 million at December 31, 2014. We had cash and short-term investments held by our foreign subsidiaries aggregating approximately $6 million at March 27, 2015 and approximately $5 million at December 31, 2014. We do not intend to repatriate these funds, and as such, they are not available to fund our domestic operations. If we were to repatriate the funds, they would likely be treated as income for U.S. tax purposes, fully offset by our net operating losses. We do not believe this has a material impact on our liquidity.

On June 27, 2014, we entered into a credit agreement (the "Credit Agreement") by and among us, as Borrower, Bank of America, N.A. ("Bank of America"), as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto. The Credit Agreement provides for a revolving credit facility of up to $40 million and provides that we may select the interest rates under the credit facility equal to (1) the Eurodollar Rate (which is defined as the rate per annum equal to the London Interbank Offered Rate ("LIBOR") plus 1.5% per annum) for a Eurodollar Rate Loan; and (2) the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect on the borrowing date as publicly announced from time to time by Bank of America as its prime rate, and (c) the monthly Eurodollar Rate plus 1%. We will pay a 0.15% commitment fee on the unused commitments available for borrowing. Borrowings under the Credit Agreement may be used for the general corporate purposes of the Company and its subsidiaries, including, without limitation, working capital, acquisitions, dividends and stock repurchases, to the extent permitted under the Credit Agreement. Our obligations under the Credit Agreement are guaranteed by Sonus International, Inc., Sonus Federal, Inc., NET and PT (collectively, together with us, the "Loan Parties") pursuant to a Master Continuing Guaranty and are secured by the assets of the Loan Parties pursuant to a Security and Pledge Agreement. The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments, investments, transactions with affiliates, certain restrictive agreements and compliance with sanctions laws and regulations. The amount of cash and cash equivalents of the Loan Parties, subject to certain exclusions, cannot be less than an aggregate amount of $100 million at any time. The credit facility will become due on June 27, 2015, subject to acceleration upon certain specified events of default, including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, an ERISA Event (as defined in the Credit Agreement), the failure to pay specified indebtedness and a change of control default. We did not have any amounts outstanding under the Credit Agreement at March 27, 2015.

On July 29, 2013, we announced that our Board of Directors had authorized a stock buyback program to repurchase up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions. The stock buyback program is being funded using our working capital. During the three months ended March 27, 2015, we repurchased and retired 0.4 million shares under our stock buyback program for approximately $6.1 million in the aggregate, including transaction fees. This amount is included in financing activities in our condensed consolidated statement of cash flows for the three months ended March 27, 2015.

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

Our operating activities used $17.5 million of cash in the three months ended March 27, 2015 and $21.2 million of cash in the three months ended March 28, 2014.

Cash used in operating activities in the three months ended March 27, 2015 was primarily the result of lower accrued expenses and other long-term liabilities and accounts payable, coupled with increases in inventory and other operating assets. These amounts were partially offset by lower accounts receivable and higher deferred revenue. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments in connection with our Company-wide cash bonus program and payments in connection with our ongoing restructuring initiatives. The increase in our inventory primarily reflects our reduced product sales in the current year quarter compared to original projections. Our lower accounts receivable reflects collections on sales made in the prior year, coupled with lower revenue recorded in the current year quarter. Our net loss, adjusted for non-cash items such as depreciation, amortization, impairment charges and stock-based compensation, used $10.2 million of cash.

Cash provided by operating activities in the three months ended March 28, 2014 was primarily the result of lower accounts receivable and inventory, excluding the impact of acquired balances in connection with the PT acquisition. These amounts were partially offset by lower accrued expenses and other long-term liabilities, accounts payable and deferred revenue, as well as an increase in other operating assets. Our lower accounts receivable balance primarily reflects payments in the quarter as a result of our continuing focus on cash collections. Our increased focus on maintaining appropriate inventory levels was the primary contributor to lower inventory levels. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments in connection with our Company-wide cash bonus program. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, provided $6.0 million of cash.

Our investing activities used $0.8 million of cash in the three months ended March 27, 2015, comprised of $10.1 million of cash paid, net of cash acquired, for the acquisition of the SDN Business and $2.5 million of investments in property and equipment, partially offset by $11.9 million of aggregate maturities and sales of marketable securities.

Our investing activities provided $50.3 million of cash in the three months ended March 28, 2014, comprised of $87.6 million of maturities of marketable securities, partially offset by $34.0 million of cash paid, net of cash acquired, for the acquisition of PT on February 19, 2014 (the portion of the total cash consideration of $35.0 million that was paid through March 28, 2014) and $3.3 million of investments in property and equipment.

Our financing activities used $4.7 million of cash in the three months ended March 27, 2015, comprised of $6.1 million, including transaction fees, for the repurchase of common stock, $2.0 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $20,000 for payments on our capital leases for office equipment. These amounts were partially offset by $1.7 million of proceeds from the exercise of stock options and $1.7 million of proceeds from the sale of our common stock in connection with our Amended and Restated 2000 Employee Stock Purchase Plan, as amended ("ESPP").

Our financing activities used $72.3 million of cash in the three months ended March 28, 2014, comprised of $75.4 million, including transaction fees, for the repurchase of common stock, of which $75.3 million was used to repurchase stock in connection with the Legatum Group public offering described above and $0.1 million was used to repurchase stock under our stock buyback program, $1.5 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $24,000 for payments on our capital leases for office equipment. These amounts were partially offset by $3.4 million of proceeds from the exercise of stock options and $1.2 million of proceeds from the sale of our common stock in connection with our ESPP.

Based on our current expectations, we believe our current cash, cash equivalents, marketable debt securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months, including any future stock repurchases under the aforementioned stock buyback program. It is difficult to predict future liquidity requirements with certainty. The rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the successful implementation of our cost reduction and containment plan, the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to improve our controls environment, for other general corporate activities and to vigorously defend against existing and potential litigation. See Note 15 to our condensed consolidated financial statements for a description of our contingencies.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidelines determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our consolidated financial statements.

In June, 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (“ASU 2014-12”). ASU 2014-12 which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. ASU 2014-12 does not contain any new disclosure requirements. ASU 2014-12 was effective for us on January 1, 2015. The adoption of ASU 2014-12 did not have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification ("ASC"). Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property, plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. In April 2015, the FASB tentatively decided to defer the original effective date of interim and annual reporting periods beginning after December 15, 2015 by one year. As a result, public entities would not be required to apply the new revenue standard until annual reporting periods beginning after December 15, 2017. We are currently assessing the potential impact of the adoption of ASU 2014-09 on our condensed consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which amends the definition of discontinued operations in ASC 205-20 and requires entities to provide additional disclosures about discontinued operations as well as disposal transactions that do not meet the discontinued operations criteria. The new guidance eliminates the previous criteria that the operations and cash flows of the component that have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction. The new guidance also eliminates the previous criteria that the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. Instead, ASU 2014-08 requires discontinued

operations treatment for disposals of a component or group of components that represents a strategic shift that has or will have a major impact on an entity’s operations or financial results. ASU 2014-08 requires entities to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the statement of financial position. In addition, ASU 2014-08 requires that an entity disclose in its statement of cash flows, in all periods presented, either: (1) operating and investing cash flows or (2) depreciation and amortization, capital expenditures and significant operating and investing non-cash items related to the discontinued cooperation. ASU 2014-08 was effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have a material impact on our condensed consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We do not believe that a hypothetical 10% adverse movement in interest rates and foreign currency exchange rates would have a materially different impact from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 27, 2015.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

On April 6, 2015, Ming Huang, a purported shareholder of the Company (the “Plaintiff”), filed a Class Action Complaint alleging violations of the federal securities laws (the “Complaint”) in the United States District Court for the District of New Jersey (Civil Action No. 3:15-02407), against Sonus and two of its officers, Raymond P. Dolan, the Company’s President and Chief Executive Officer, and Mark Greenquist, the Company’s Chief Financial Officer (the “Defendants”). The Plaintiff claims to represent purchasers of the Company’s common stock during the period from October 23, 2014 to March 24, 2015 and seeks unspecified damages. The principal allegation contained in the Complaint is the claim that the Defendants made misleading forward-looking statements concerning the Company’s fiscal first quarter 2015 financial performance. The Company believes that the Defendants have meritorious defenses to the allegations made in the Complaint and does not expect the results of this suit to have a material effect on its business or consolidated financial statements.

In addition, the Company is often a party to disputes and legal proceedings that it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material effect on the Company's business or consolidated financial statements.

Item 1A.    Risk Factors

We have revised and updated our discussion of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A. for the fiscal year ended December 31, 2014.  The following discussion includes five revised risk factors: “We believe the telecommunications industry is in the early stages of a major architectural shift to the virtualization of networks. If the architectural shift does not occur, if it does not occur at the pace we predict, or if the products and services we have developed are not attractive to our customers after such shift takes place, our revenues could decline"; “Restructuring activities could adversely affect our ability to execute our business strategy”; “If in the future we do not have a sufficient number of shares available to issue to our employees, the limited number of shares we could issue may impact our ability to attract, retain and motivate key personnel”; “Our recently effected reverse stock split could impair the value of your investment or adversely affect the market liquidity of our common stock”; “Our credit agreement with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto, dated as of June 27, 2014 (the “Credit Agreement”), contains financial and operating restrictions that may limit our access to credit. If we fail to comply with covenants in the Credit Agreement, we may be required to repay any potential indebtedness thereunder, which may have an adverse effect on our liquidity. In addition, if we are unable to extend, renew or replace the Credit Agreement by the maturity date of June 27, 2015, on favorable terms, or at all, our business, operations and financial condition may be materially adversely affected”; “We may face risks related to litigation that could result in significant legal expenses and settlement or damage awards”; and "If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings”, which reflect material developments subsequent to the discussion of risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  Except for the five risk factors noted above, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. For convenience, all of our risk factors are included below.

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

Our revenues and operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control and any of which may cause our stock price to fluctuate. The primary factors that may affect our revenues and operating results include, but are not limited to, the following:

•	consolidation within the telecommunications industry, including acquisitions of or by our customers;

•	general economic conditions in our markets, both domestic and international, as well as the level of discretionary IT spending;

•	competitive conditions in our markets, including the effects of new entrants, consolidation, technological innovation and substantial price discounting;

•	fluctuation in demand for our products and services, and the timing and size of customer orders;

•	fluctuations in foreign exchange rates;

•	cancellation or deferral of existing customer orders or the renegotiation of existing contractual commitments;

•	mix of product configurations sold;

•	length and variability of the sales cycle for our products;

•	application of complex revenue recognition accounting rules to our customer arrangements;

•	timing of revenue recognition;

•	changes in our pricing policies, the pricing policies of our competitors and the prices of the components of our products;

•	market acceptance of new products, product enhancements and services that we offer;

•	the quality and level of our execution of our business strategy and operating plan, and the effectiveness of our sales and marketing programs;

•	new product announcements, introductions and enhancements by us or our competitors, which could result in deferrals of customer orders;

•	our ability to develop, introduce, ship and successfully deliver new products and product enhancements that meet customer requirements in a timely manner;

•	our reliance on contract manufacturers for the production and shipment of our hardware products;

•	our or our contract manufacturers' ability to obtain sufficient supplies of sole or limited source components or materials;

•	our ability to attain and maintain production volumes and quality levels for our products;

•	variability and unpredictability in the rate of growth in the markets in which we compete;

•	costs related to acquisitions; and

•	corporate restructurings.

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

We incurred net losses in the first quarter of 2015, as well as in fiscal years 2014, 2013 and 2012. We may incur additional net losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

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

If we are unable to expand our customer base, we will be forced to rely on generating recurring revenue from existing customers, which may not be successful. We expect to derive an increasing percentage of our revenue from engagements with our value-added resellers ("VAR") and global system integration partners; however, in the foreseeable future, the majority of our revenue will continue to depend on sales of our products to a limited number of existing customers or sales to customers with lower per-order revenue than those generated from our historical sales. Factors that may affect our ability to generate recurring revenues from our existing customers include the following:

•	customer willingness to implement our products;

•	the timing of industry transitions to new network technologies;

•	acquisitions of or by our customers;

•	delays or difficulties that we may incur in completing the development and introduction of our planned products or product enhancements;

•	failure of our products to perform as expected; and

•	difficulties we may incur in meeting customers' delivery requirements.

The loss of any significant customer, or any substantial reduction in purchase orders or deferral of purchasing decisions from these customers could materially and adversely affect our consolidated financial statements.

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

Success in our industry requires large investments in technology and creates exposure to rapid technological and market changes. We spend a significant amount of time, money and resources both developing new technology, products and solutions and acquiring new businesses or business assets, as applicable, such as NET in August 2012 and PT in February 2014. In January 2015, we acquired from Treq Labs, Inc. ("Treq") certain assets related to Treq's business of designing, developing, marketing, selling, servicing and maintaining software-defined networking ("SDN") technology, SDN controller software and SDN management software (the "SDN Business"). Our strategic plan includes a significant shift in our investments from mature technologies that previously generated significant revenue for us toward certain next-generation technologies as well as working with more channel partners to sell our products. In order for us to be successful, our technologies, products and solutions must be accepted by relevant standardization bodies and by the industry as a whole. Our choices of specific technologies to pursue, and those to de-emphasize, may prove to be inconsistent with our customers' investment spending. Our success also depends upon our ability to integrate new and acquired products and services, as well as our ability to enhance our existing products and services. Moreover, if we invest in the development of technologies, products and solutions that do not function as expected, are not adopted by the industry, are not ready in time, are not accepted by our customers as quickly as anticipated or are not successful in the marketplace, our sales and earnings may suffer and, as a result, our stock price could decline. As technology advances, we may not be able to respond quickly or effectively to developments in the market for our products, or new industry standards may emerge and could render our existing or future products obsolete. If our products become technologically obsolete or if we are unable to develop successor products that are accepted by our customers, we may be unable to sell our products in the marketplace and face declines in sales. We may also experience difficulties with software development, hardware design, manufacturing or marketing that could delay or prevent our development, introduction or marketing of new products and enhancements.

We believe the telecommunications industry is in the early stages of a major architectural shift to the virtualization of networks.  If the architectural shift does not occur, if it does not occur at the pace we predict, or if the products and services we have developed are not attractive to our customers after such shift takes place, our revenues could decline.

We believe the telecommunications industry is in the early stages of transitioning to the virtualization of networks, and we are developing products and services that we believe will be attractive to our customers and potential customers who make that shift.  While we believe that the industry shift to a software-centric cloud-based architecture is all but certain to happen, fundamental changes like this often take time to accelerate.  In addition, our customers may adapt to such changes at varying rates.  As our customers take time to determine their future network architectures, we may encounter delayed timing of orders, deferred purchasing decisions and reduced expenditures.  These longer decision cycles and reduced expenditures may negatively impact our revenues, or make it difficult for us to accurately predict our revenues, either of which could materially adversely affect our consolidated financial statements and cause our stock price to decline.

In 2012, the macro-environment for our media gateway trunking business faced significant declining revenues that happened faster than we were anticipating. In 2014 and 2013, we continued to experience significant declines in customer spending in our media gateway trunking business. Even though we continue to transform our company from a media gateway trunking business to an SBC and DSC business, a portion of our current revenue remains dependent upon the commercial success of our voice infrastructure products, which we believe will remain true for the foreseeable future. If the market for these products continues to significantly decline and if our SBC and DSC sales do not accelerate as quickly as we forecast, our operating results could suffer.

While we continue to transform our company from a media gateway trunking business to an Session Border Controller ("SBC") and Diameter Signaling Controller ("DSC") business, a portion of our current revenue still depends upon the commercial success of our TDM-to-IP and our all-IP voice infrastructure products and solutions, and we believe this will remain true for the foreseeable future. If the market for these products continues to significantly decline and if our SBC and DSC sales do not accelerate as quickly as we forecast, our operating results could suffer.

Restructuring activities could adversely affect our ability to execute our business strategy.

We recorded restructuring expense of $18.7 million in the aggregate in 2014, 2013 and 2012, comprised of $11.9 million for severance and related costs, $6.3 million for the consolidation of certain facilities and $0.5 million for the write-off of assets associated with the headcount reduction and facilities consolidations. We initiated a new restructuring plan in April 2015 pursuant to which we expect to reduce our workforce by approximately 150 positions, or approximately 12.5%. We estimate that we will record approximately $5 million of restructuring expense in the second quarter of 2015 for severance and related costs in connection with this new restructuring plan.

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

If we fail to realize the anticipated benefits from our acquisitions of PT and the SDN Business on a timely basis, or at all, our business and financial condition may be adversely affected.

We may fail to realize the anticipated benefits from our acquisition of PT and/or the SDN Business acquisition on a timely basis, or at all, for a variety of reasons, as applicable, including the following:

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

If we are not able to successfully manage these issues, the anticipated benefits and efficiencies of the PT and/or the SDN Business acquisition may not be realized fully or at all, or may take longer to realize than expected, and our ability to compete, our revenue and gross margins and our results of operations may be adversely affected.

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

We historically have used stock options and restricted stock as a significant component of our employee compensation program in order to align our employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. In 2007, our stockholders approved our 2007 Stock Incentive Plan (the "2007 Plan") which includes a limited amount of shares to be granted under such plan. In 2010, our stockholders approved amendments to the 2007 Plan to, among other things, increase the number of shares of our common stock that may be granted under the 2007 Plan from 2,980,540 to 6,980,540. In June 2013, our stockholders approved an amendment to the 2007 Plan to increase the number of shares of our common stock that may be granted under the 2007 Plan by 4,200,000, from 6,980,540 to 11,180,540. At our December 2014 special meeting of stockholders, our stockholders approved certain amendments to the 2007 Plan, including an amendment to increase the aggregate number of shares of our common stock authorized for issuance under the 2007 Plan (i) by 2,000,000 new shares, from 11,180,540 shares to 13,180,540 shares and (ii) by the number of shares of our common stock that are reserved for future issuance under the 2008 Stock Incentive Plan (the "2008 Plan") and the 2012 Amended Performance Technologies, Incorporated Omnibus Incentive Plan (the "2012 Plan," together with the 2008 Plan, the "Acquired Plans") immediately prior to the time the proposal was approved by our stockholders and any shares of our common stock subject to awards that were outstanding under the Acquired Plans immediately prior to the time the proposal was approved by our stockholders that expire, are terminated, canceled, surrendered or forfeited, or are repurchased by us at their original issuance price pursuant to a contractual repurchase right under the Acquired Plans (subject, however, in the case of incentive stock options to any limitations under the Internal Revenue Code of 1986, as amended).

At our 2015 annual meeting of stockholders, we are asking our stockholders to approve amendments to the 2007 Plan that will, among other matters, increase the aggregate number of shares of our common stock authorized for issuance under the 2007 Plan by 1,400,000 new shares, from 14,276,713 shares to 15,676,713 shares, which amount includes the 1,096,173 shares of common stock (i) previously reserved for issuance under the Acquired Plans that remained available for grant under the Acquired Plans as of December 2, 2014 and (ii) subject to awards granted under the Acquired Plans, which awards expire, terminate or are otherwise surrendered, canceled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right (subject, however, in the case of incentive stock options to any limitations of the Code).

Since it is not certain that our stockholders will approve this increase in the number of shares that we are authorized to issue under the 2007 Plan, we may not have sufficient shares for our needs in the near future. If our stockholders do not approve this or any other future amendments that we determine are needed to the 2007 Plan or adopt a new stock incentive plan, the limited number of shares available for use as equity incentives to employees may make it more difficult for us to attract, retain and motivate key personnel.

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

Competition in the telecommunications market is intense. This market has historically been dominated by large incumbent telecommunications equipment companies, such as Ericsson LM Telephone Company and Huawei Technologies Co. Ltd., both of which are our direct competitors. We also face competition from other telecommunications and networking companies, including Alcatel Lucent, AudioCodes Ltd., Cisco Systems, Inc., GENBAND Inc., Mavenir, Metaswitch, Nokia Siemens Network (NSN) and Oracle Corporation, all of which design competing products. These or other competitors may also merge, intensifying competition. Additional competitors with significant financial resources may enter our markets and further intensify competition.

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

On December 2, 2014, our stockholders approved an amendment to our Fourth Amended and Restated Certificate of Incorporation, as amended, and authorized our Board of Directors to effect a reverse stock split of our issued and outstanding common stock and to decrease the number of authorized shares of common stock on a basis proportional to the reverse stock split ratio. On January 29, 2015, we effected a one-for-five reverse stock split of our common stock that was made effective on the NASDAQ Global Select Market as of the commencement of trading on January 30, 2015; however, there are risks associated with this reverse stock split, which may be viewed negatively by the market. For instance, if the market price of our common stock declines, the percentage decline may be greater than would have occurred prior to the reverse stock split. In addition, we cannot predict whether the per-share market price of our common stock following the reverse stock split will attract institutional investors or investment funds or that such share price will satisfy the investing guidelines or institutional investors or investment funds who do not trade in lower priced stocks.

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

Our credit agreement with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto, dated as of June 27, 2014 (the “Credit Agreement”), contains financial and operating restrictions that may limit our access to credit. If we fail to comply with covenants in the Credit Agreement, we may be required to repay any potential indebtedness thereunder, which may have an adverse effect on our liquidity. In addition, if we are unable to extend, renew or replace the Credit Agreement by the maturity date of June 27, 2015, on favorable terms, or at all, our business, operations and financial condition may be materially adversely affected.

The Credit Agreement provides us with a revolving credit facility of up to $40 million. Provisions in the Credit Agreement impose limitations on our ability to, among other things:

•	incur additional indebtedness;

•	create liens;

•	enter into transactions with affiliates;

•	dispose of assets;

•	make certain investments; and

•	merge or consolidate.

In addition, we are required to meet certain financial covenants customary for financings of this type. Our failure to comply with these covenants in the future may result in the declaration of an event of default, which could cause us to be unable to borrow under the Credit Agreement or result in the acceleration of the maturity of indebtedness outstanding under the Credit Agreement at such time. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. We would also be subject to a 0.15% commitment fee on any unused commitments available for borrowing.

Furthermore, while we had no amounts outstanding under the Credit Agreement as of March 27, 2015, we may wish to draw on this facility in the future. We may be prevented from borrowing, however, if we are unable to extend, renew or replace the Credit Agreement by the maturity date of June 27, 2015, on favorable terms, or at all, which could have an adverse effect on our liquidity and cause our business, operations and financial condition to suffer.

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

From time to time, we are subject to claims and litigation regarding intellectual property rights or other claims, which could seriously harm our business and require us to incur significant costs. On April 6, 2015, Ming Huang, a purported shareholder of the Company (the "Plaintiff"), filed a Class Action Complaint alleging violations of the federal securities laws (the "Complaint") in the United States District Court for the District of New Jersey (Civil Action No. 3:15-02407), against the Company and two of its officers, Raymond P. Dolan, the Company's President and Chief Executive Officer, and Mark Greenquist, the Company's Chief Financial Officer (the "Defendants"). The Plaintiff claims to represent purchases of the Company's common stock during the period from October 23, 2014 and March 25, 2015 and seeks unspecified damages. The principal allegation contained in the Complaint is the claim that the Defendants made misleading forward-looking statements concerning the Company's first quarter 2015 financial performance. In the past, we have also been named as a defendant in other securities class action and derivative lawsuits. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these lawsuits. Defending against litigation may require significant attention and resources of management. Regardless of the outcome, such litigation could result in significant legal expenses.

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

In connection with the acquisition of PT in 2014, we increased the number of contract manufacturers we worked with from three to four contract manufacturers. However, by December 31, 2014, we had reduced the number of contract manufacturers back down to three. Additionally, we switched from one single-source manufacturer to another in 2009 as well as in 2011. Any future changes to or consolidations of our current contract manufacturers could lead to material shortages or delays in the supply of our products. In the event we elect to continue to consolidate and/or change any of our manufacturers, qualifying a new contract manufacturer to commence commercial scale production or consolidating to a reduced number of contract manufacturers are expensive and time-consuming activities and could result in a significant interruption in the supply of our products. If a change in contract manufacturers results in delays in our fulfillment of customer orders or if a contract manufacturer fails to make timely delivery of orders, we may lose revenues and suffer damage to our customer relationships.

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

Our business depends upon highly skilled technical, managerial, engineering, sales, marketing and customer support personnel. Competition for these personnel is intense, especially during times of economic recovery or growth. Any failure to hire, assimilate in a timely manner and retain needed qualified personnel, particularly engineering and sales personnel, could impair our growth and make it difficult to meet key objectives, such as timely and effective product introductions. These risks may be heightened by the cost reduction program we announced in April 2015.

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

Due to our reliance on significant customers, we are dependent on the continued financial strength of our customers. If one or more of our significant customers experience financial difficulties, it could result in uncollectable accounts receivable and our loss of significant customers and anticipated revenue.

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

A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements, taxation rules and varying interpretations of accounting pronouncements or taxation rules have occurred in the past and may occur in the future. The change to existing rules, future changes, if any, or the need for us to modify a current tax position may adversely affect our reported financial results or the way we conduct our business. For example, a new revenue recognition standard was issued in 2014 which will be effective for companies in 2017 (however, the Financial Accounting Standards Board has tentatively deferred adoption of the new revenue recognition standard by one year), and could have a material impact on our consolidated financial statements.

Changes in our business strategy related to product and maintenance offerings and pricing could affect revenue recognition.

Our business strategy and competition within the industry could exert pricing pressure on our product and maintenance offerings. Changes in our product or maintenance offerings or packages and related pricing could affect the amount of revenue recognized in a reporting period.

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

Under generally accepted accounting principles, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Our intangible assets increased by approximately $11 million in 2015 as a result of our acquisition of the SDN Business, $17 million in 2014 as a result of our acquisition of PT and $17 million in 2012 as a result of our acquisition of NET. Goodwill, which increased by approximately $1 million as a result of our acquisition of the SDN Business, $7 million as a result of our acquisition of PT (net of the reduction of goodwill related to the sale of PT's Multi-Protocol Server business) and $27 million as a result of our acquisition of NET, is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, significant change in circumstances relative to a large customer, significant decline in our stock price for a sustained period and decline in our market capitalization to below net book value.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1, 2015 to January 23, 2015	378	$18.50	—	$22,838,697
January 24, 2015 to February 20, 2015	201,189	$16.65	96,800	$21,240,529
February 21, 2015 to March 27, 2015	285,900	$16.47	170,740	$16,762,242
Total	487,467	$16.56	267,540	$16,762,242

(1) Upon vesting of restricted stock awards, our employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. During the first quarter of fiscal 2015,

220,017 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

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

10.1	+
Amended and Restated Employment Agreement between Sonus Networks, Inc. and Raymond P. Dolan, accepted on February 23, 2015 (incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K, filed February 25, 2015 with the SEC).

10.2
Earn-Out Agreement, dated as of January 2, 2015, by and among Sonus Networks, Inc., Treq Labs, Inc. and Karl F. May as the Seller Representative (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed January 8, 2015 with the SEC).

10.3	+
Employment Agreement between Sonus Networks, Inc. and Brian O'Donnell, accepted on November 19, 2012 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed February 18, 2015 with the SEC).

10.4	* +	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) for Awards Granted on March 16, 2015 under the 2007 Stock Incentive Plan, as amended.
31.1	*	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

_______________________________________

*	Filed herewith.

#	Furnished herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2015	SONUS NETWORKS, INC.

By:	/s/ Mark T. Greenquist
Mark T. Greenquist Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

3.1
Certificate of Amendment of Fourth Amended and Restated Certificate of Incorporation of Sonus Networks, Inc. (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K, filed January 30, 2015 with the SEC).

10.1	+
Amended and Restated Employment Agreement between Sonus Networks, Inc. and Raymond P. Dolan, accepted on February 23, 2015 (incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K, filed February 25, 2015 with the SEC).

10.2
Earn-Out Agreement, dated as of January 2, 2015, by and among Sonus Networks, Inc., Treq Labs, Inc. and Karl F. May as the Seller Representative (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed January 8, 2015 with the SEC).

10.3	+
Employment Agreement between Sonus Networks, Inc. and Brian O'Donnell, accepted on November 19, 2012 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed February 18, 2015 with the SEC).

10.4	* +	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) for Awards Granted on March 16, 2015 under the 2007 Stock Incentive Plan, as amended.
31.1	*	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

_______________________________________

*	Filed herewith.

#	Furnished herewith.

+	Management contract or compensatory plan or arrangement.