Form 10-Q
period 2015-06-26
SONUS NETWORKS INC
filed 2015-07-30
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2015
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

As of July 23, 2015, there were 49,586,313 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTER ENDED JUNE 26, 2015

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
SONUS NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 26, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$34,128	$41,157
Marketable securities	64,542	64,443
Accounts receivable, net of allowance for doubtful accounts of $60 at June 26, 2015 and $58 at December 31, 2014	48,654	62,943
Inventory	25,699	22,114
Deferred income taxes	1,001	991
Other current assets	17,450	15,239
Total current assets	191,474	206,887
Property and equipment, net	15,473	17,845
Intangible assets, net	29,956	22,594
Goodwill	40,310	39,263
Investments	14,851	42,407
Deferred income taxes	1,012	1,043
Other assets	2,326	2,596
	$295,402	$332,635
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,146	$7,497
Accrued expenses	22,513	32,149
Current portion of deferred revenue	41,811	36,967
Current portion of long-term liabilities	711	794
Total current liabilities	70,181	77,407
Deferred revenue	7,652	8,009
Deferred income taxes	1,982	1,623
Other long-term liabilities	3,119	5,246
Total liabilities	82,934	92,285
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value per share; 120,000,000 shares authorized; 49,576,911 shares issued and outstanding at June 26, 2015; 49,357,033 shares issued and outstanding at December 31, 2014	50	49
Additional paid-in capital	1,233,013	1,226,226
Accumulated deficit	(1,026,049)	(991,347)
Accumulated other comprehensive income	5,454	5,422
Total stockholders' equity	212,468	240,350
	$295,402	$332,635

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Revenue:
Product	$27,042	$45,845	$51,907	$90,985
Service	27,659	29,725	52,939	55,327
Total revenue	54,701	75,570	104,846	146,312
Cost of revenue:
Product	11,269	16,811	22,917	30,474
Service	9,018	11,471	18,285	22,127
Total cost of revenue	20,287	28,282	41,202	52,601
Gross profit	34,414	47,288	63,644	93,711
Operating expenses:
Research and development	19,968	20,921	39,307	39,893
Sales and marketing	17,540	18,782	37,305	38,363
General and administrative	10,444	11,995	19,668	23,181
Acquisition-related	24	—	131	1,306
Restructuring	1,487	391	1,148	1,560
Total operating expenses	49,463	52,089	97,559	104,303
Loss from operations	(15,049)	(4,801)	(33,915)	(10,592)
Interest income (expense), net	(20)	50	8	85
Other income (expense), net	5	(10)	50	2,325
Loss before income taxes	(15,064)	(4,761)	(33,857)	(8,182)
Income tax provision	(279)	(736)	(845)	(1,268)
Net loss	$(15,343)	$(5,497)	$(34,702)	$(9,450)
Loss per share:
Basic	$(0.31)	$(0.11)	$(0.70)	$(0.18)
Diluted	$(0.31)	$(0.11)	$(0.70)	$(0.18)
Shares used to compute loss per share:
Basic	49,484	49,424	49,454	51,211
Diluted	49,484	49,424	49,454	51,211

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended		Six months ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Net loss	$(15,343)	$(5,497)	$(34,702)	$(9,450)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(90)	(33)	(48)	61
Unrealized gain (loss) on available-for sale marketable securities, net of tax	(25)	(62)	80	(72)
Other comprehensive income (loss), net of tax	(115)	(95)	32	(11)
Comprehensive loss, net of tax	$(15,458)	$(5,592)	$(34,670)	$(9,461)

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 26, 2015	June 27, 2014
Cash flows from operating activities:
Net loss	$(34,702)	$(9,450)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	6,902	5,899
Amortization of intangible assets	3,238	2,207
Stock-based compensation	11,629	12,712
Loss on disposal of property and equipment	22	61
Deferred income taxes	335	519
Changes in operating assets and liabilities:
Accounts receivable	14,223	8,254
Inventory	(3,590)	4,386
Other operating assets	(1,389)	2,698
Accounts payable	(1,994)	(620)
Accrued expenses and other long-term liabilities	(13,466)	(4,635)
Deferred revenue	4,524	(1,777)
Net cash (used in) provided by operating activities	(14,268)	20,254
Cash flows from investing activities:
Purchases of property and equipment	(4,524)	(6,271)
Business acquisition, net of cash acquired	(10,147)	(34,010)
Divestiture of business	—	2,000
Purchases of marketable securities	(3,737)	(47,880)
Maturities/sales of marketable securities	30,620	134,127
Net cash provided by investing activities	12,212	47,966
Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	1,668	1,197
Proceeds from exercise of stock options	1,739	4,541
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(2,164)	(1,571)
Repurchase of common stock	(6,084)	(83,518)
Principal payments of capital lease obligations	(41)	(44)
Net cash used in financing activities	(4,882)	(79,395)
Effect of exchange rate changes on cash and cash equivalents	(91)	47
Net decrease in cash and cash equivalents	(7,029)	(11,128)
Cash and cash equivalents, beginning of year	41,157	72,423
Cash and cash equivalents, end of period	$34,128	$61,295
Supplemental disclosure of cash flow information:
Interest paid	$30	$44
Income taxes paid	$435	$1,052
Income tax refunds received	$311	$28
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$343	$147
Business acquisition purchase consideration - assumed equity awards	$—	$1,671

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) BASIS OF PRESENTATION

Business

Sonus Networks, Inc. (“Sonus” or the “Company”) is a leading provider of networked solutions for communications service providers (e.g., telecommunications, wireless and cable service providers) and enterprises to help them advance, protect and unify their communications and improve collaboration. Sonus helps many of the world's leading communications service providers and enterprises embrace the next generation of Session Initiation Protocol ("SIP") and 4G/LTE (Long Term Evolution)-based solutions, including Voice over IP ("VoIP") video and Unified Communications ("UC") through secure, reliable and scalable Internet Protocol ("IP") networks. Sonus' products include session border controllers ("SBCs"), diameter signaling controllers ("DSCs"), policy/routing servers, network intelligence applications (Network-as-a-Service ("NaaS") IQ), media and signaling gateways and network analytics tools.

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

During the preparation of the Company's consolidated financial statements for the three month period ended June 26, 2015, the Company identified an error related to the historical foreign translation of depreciation expense on certain foreign fixed assets that resulted in a historical understatement of expense in prior fiscal years totaling $1.4 million on a cumulative basis. There is no tax effect on these expenses as the amounts were calculated in the appropriate foreign currencies. The Company does not believe this error is material to its previously issued historical consolidated financial statements for any of the periods impacted and accordingly, has not adjusted the historical financial statements. The Company has recorded the cumulative impact of the adjustment in the three months ended June 26, 2015. This adjustment resulted in a one-time $1.4 million overstatement of depreciation expense in both the three and six months ended June 26, 2015. The Company does not believe this adjustment is material to its condensed consolidated financial statements for either the three or six months ended June 26, 2015.

The Company effected a one-for-five reverse stock split of its issued, outstanding and authorized common stock, which became effective as of the commencement of trading on the NASDAQ Global Select Market on January 30, 2015. Unless otherwise indicated, all references herein to shares outstanding and share issuances have been adjusted to give effect to the Company's January 2015 reverse stock split.

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

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the three or six months ended June 26, 2015.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"), which provides guidance on a customer's accounting for cloud computing costs. Under ASU 2015-05, a customer must determine whether a cloud computing arrangement contains a software license. If so, the customer would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under Accounting Standards Codification ("ASC") 350-40, Intangibles - Goodwill and Other - Internal Use Software ("ASC 350-40"). If the arrangement does not contain a software license, the customer would account for cloud computing arrangements as service contracts. An arrangement would contain a software license element if both of the following criteria are met: (i) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty; and (ii) it is feasible for the customer to either run the software on its own hardware or contract

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

with another party unrelated to the vendor to host the software. ASU 2015-05 is effective for the Company for both annual and interim reporting beginning January 1, 2016. Early adoption is permitted. Entities may adopt the guidance either retrospectively or prospectively to arrangements entered into, or materially modified after the effective date. The Company is currently assessing the potential impact of the adoption of ASU 2015-05 on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). Under ASU 2015-03, an entity must present debt issuance costs on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for the Company for both annual and interim reporting beginning January 1, 2016. Early adoption is permitted. Entities must apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period should be adjusted). The Company is currently assessing the potential impact of the adoption of ASU 2015-03 on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidelines determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15is effective for the Company for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (“ASU 2014-12”). ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent upon the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. ASU 2014-12 does not contain any new disclosure requirements. ASU 2014-12 is effective for the Company on January 1, 2016. The adoption of ASU 2014-12 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB ASC. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. In July 2015, the FASB decided to defer the original effective date of interim and annual reporting periods by one year. As a result, public entities would not be required to apply the new revenue standard until annual reporting periods beginning after December 15, 2017. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its consolidated financial statements.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(2) BUSINESS ACQUISITIONS

Treq Labs, Inc.

On the Treq Asset Acquisition Date, the Company acquired from Treq its SDN Business. The SDN Business provides solutions that optimize networks for voice, video and UC for both enterprise and service provider customers. The Company believes that the acquisition of the SDN Business will accelerate Sonus' delivery of its SDN strategy. In consideration for the acquisition of the SDN Business, Sonus paid $10.1 million in cash at the Treq Asset Acquisition Date, with an additional consideration payment of $750,000 paid on July 2, 2015 and a second additional consideration payment of $750,000 due on January 4, 2016. The Company also entered into an Earn-Out Agreement, dated as of January 2, 2015, with Treq and Karl F. May, the seller representative in the transaction (the "Earn-Out Agreement"), under which the Company has agreed to issue up to an aggregate of 1.3 million shares of common stock over a three-year period subsequent to the Treq Asset Acquisition Date if aggregate revenue thresholds of at least $60 million are achieved by the SDN Business during that period, and up to an aggregate of an additional 2.2 million shares (3.5 million shares in total) if aggregate revenue thresholds of at least $150 million are achieved by the SDN Business during that period. If the initial revenue thresholds are not met, no shares will be issued. Based on historical and forecasted sales, no incremental contingent consideration was recorded either initially as of the Treq Asset Acquisition Date or through June 26, 2015. Any shares issued pursuant to the Earn-Out Agreement will be issued in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act") and will be subsequently registered for resale under the Securities Act by the Company.

The transaction has been accounted for as a business combination. The Company finalized its valuation of the identifiable intangible assets in the second quarter of fiscal 2015. Based on the purchase price allocation, the Company recorded $1.0 million of goodwill, primarily due to expected synergies between the combined companies and expanded market opportunities. The goodwill is deductible for tax purposes.

A summary of the purchase consideration for the SDN Business is as follows (in thousands):

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

The transaction has been accounted for as a business combination. The Company finalized the valuation of acquired assets, identifiable intangible assets and certain accrued liabilities in the fourth quarter of 2014. The Company recorded $8.8 million of goodwill, primarily due to expected synergies between the combined companies and expanded market opportunities. The goodwill is not deductible for tax purposes.

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

Acquisition-Related Expenses

Acquisition-related expenses include those expenses related to acquisitions that would otherwise not have been incurred by the Company. These expenses include professional and services fees, such as legal, audit, consulting, paying agent and other fees. These expenses also include cash payments to certain former PT executives under their respective PT change of control agreements. The amounts recorded in the three and six months ended June 26, 2015 relate to professional fees in connection with the acquisition of the SDN Business. The amount recorded in the six months ended June 27, 2014 represents professional

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

and services fees and expenses related to cash payments to certain former PT executives under their respective PT change of control agreements in connection with the PT acquisition. The Company did not record acquisition-related expense in the three months ended June 27, 2014.

The components of acquisition-related costs included in the Company's results of operations for the three and six months ended June 26, 2015 and June 27, 2014 are as follows (in thousands):

	Three months ended		Six months ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Professional and services fees	$24	$—	$131	$1,057
Change of control agreements	—	—	—	249
	$24	$—	$131	$1,306

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

The calculations of shares used to compute basic and diluted loss per share are as follows (in thousands):

	Three months ended		Six months ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Weighted average shares outstanding—basic	49,484	49,424	49,454	51,211
Potential dilutive common shares	—	—	—	—
Weighted average shares outstanding—diluted	49,484	49,424	49,454	51,211

Options to purchase the Company's common stock, unvested shares of restricted stock, unvested shares of performance-based stock and shares in connection with future purchases under the Company's Amended and Restated 2000 Employee Stock Purchase Plan, as amended (the "ESPP"), aggregating 8.9 million shares for the three and six months ended June 26, 2015 and 8.8 million shares for the three and six months ended June 27, 2014 have not been included in the computation of diluted loss per share because their effect would have been antidilutive.

(4) CASH EQUIVALENTS AND INVESTMENTS

The Company invests in debt instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

During the three months ended March 28, 2014, the Company sold $45.9 million of its available-for-sale securities and realized gross gains aggregating $46,000, which are included as a component of Other income (expense), net in the Company's

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

condensed consolidated statement of operations for the six months ended June 27, 2014. The Company did not realize any gross losses on these sales. In addition, $41.7 million of the Company's available-for-sale securities matured during the three months ended March 28, 2014 and were redeemed upon maturity. The Company did not sell any of its available-for-sale securities during the three or six months ended June 26, 2015 or the three months ended June 27, 2014.

Investments with continuous unrealized losses for one year or greater at June 26, 2015 were nominal. Since the Company currently does not intend to sell these securities and does not believe it will be required to sell any securities before they recover in value, it does not believe these declines are other-than-temporary.

On a quarterly basis, the Company reviews its marketable securities and investments to determine if there have been any events that could create a credit impairment. Based on its reviews, the Company does not believe that any impairment existed with its current holdings at June 26, 2015.

The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt securities and investments at June 26, 2015 and December 31, 2014 were comprised of the following (in thousands):

	June 26, 2015
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$10,345	$—	$—	$10,345

Marketable securities
Municipal obligations	$2,279	$1	$—	$2,280
U.S. government agency notes	2,150	1	—	2,151
Corporate debt securities	52,121	2	(48)	52,075
Commercial paper	5,086	—	—	5,086
Certificates of deposit	2,950	—	—	2,950
	$64,586	$4	$(48)	$64,542
Investments
Municipal obligations	$1,435	$1	$(2)	$1,434
U.S. government agency notes	2,301	2	—	2,303
Corporate debt securities	11,133	—	(19)	11,114
	$14,869	$3	$(21)	$14,851

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

The Company's available-for-sale debt securities classified as Investments in the condensed consolidated balance sheets at June 26, 2015 and December 31, 2014 had maturity dates after one year but within two years or less from the balance sheet date.

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

The following table shows the fair value of the Company's financial assets at June 26, 2015 and December 31, 2014. These financial assets are comprised of the Company's available-for-sale debt securities and reported under the captions Cash and cash equivalents, Short-term investments and Investments in the condensed consolidated balance sheets (in thousands):

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

		Fair value measurements at June 26, 2015 using:
	Total carrying value at June 26, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$10,345	$10,345	$—	$—

Marketable securities
Municipal obligations	$2,280	$—	$2,280	$—
U.S. government agency notes	2,151	—	2,151	—
Corporate debt securities	52,075	—	52,075	—
Commercial paper	5,086	—	5,086	—
Certificates of deposit	2,950	—	2,950	—
	$64,542	$—	$64,542	$—
Investments
Municipal obligations	$1,434	$—	$1,434	$—
U.S. government agency notes	2,303	—	2,303	—
Corporate debt securities	11,114	—	11,114	—
	$14,851	$—	$14,851	$—

		Fair value measurements at December 31, 2014 using:
	Total carrying value at December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$11,653	$11,653	$—	$—

Marketable securities
Municipal obligations	$1,273	$—	$1,273	$—
U.S. government agency notes	4,016	—	4,016	—
Corporate debt securities	40,864	—	40,864	—
Commercial paper	9,340	—	9,340	—
Certificates of deposit	8,950	—	8,950	—
	$64,443	$—	$64,443	$—
Investments
Municipal obligations	$2,700	$—	$2,700	$—
U.S. government agency notes	2,299	—	2,299	—
Corporate debt securities	35,815	—	35,815	—
Commercial paper	1,093	—	1,093	—
Certificates of deposit	500	—	500	—
	$42,407	$—	$42,407	$—

The Company's investments have been valued with the assistance of valuations provided by third-party pricing services, as derived from such services' pricing models. Inputs to the models may include, but are not limited to, reported trades, executable bid and asked prices, broker/dealer quotations, prices or yields of securities with similar characteristics, benchmark curves or information pertaining to the issuer, as well as industry and economic events. The pricing services may use a matrix approach, which considers information regarding securities with similar characteristics to determine the valuation for a security. The Company is ultimately responsible for the condensed consolidated financial statements and underlying estimates. Accordingly, the Company assesses the reasonableness of the valuations provided by the third-party pricing services by reviewing actual trade data, broker/dealer quotes and other similar data, which are obtained from quoted market prices or other

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

sources.

(5) INVENTORY

Inventory consists of the following (in thousands):

	June 26, 2015	December 31, 2014
On-hand final assemblies and finished goods inventories	$22,658	$19,285
Deferred cost of goods sold	3,041	2,829
	$25,699	$22,114

(6) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at June 26, 2015 and December 31, 2014 consist of the following (dollars in thousands):

June 26, 2015	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	7.00	$9,100	$—	$9,100
Intellectual property	5.00	999	999	—
Developed technology	6.24	23,780	7,416	16,364
Customer relationships	5.57	10,040	5,589	4,451
Internal use software	3.00	730	689	41
	6.05	$44,649	$14,693	$29,956

December 31, 2014	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Intellectual property	5.00	$999	$999	$—
Developed technology	6.18	22,280	5,193	17,087
Customer relationships	5.57	10,040	4,695	5,345
Internal use software	3.00	730	568	162
	5.75	$34,049	$11,455	$22,594

Amortization expense for intangible assets for the three and six months ended June 26, 2015 and June 27, 2014 was as follows (in thousands):

	Three months ended		Six months ended		Statement of operations classification
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Developed technology	$1,116	$613	$2,223	$1,183	Cost of revenue - product
Customer relationships	415	505	894	903	Sales and marketing
Internal use software	60	60	121	121	Cost of revenue - product
	$1,591	$1,178	$3,238	$2,207

The Company has not recorded amortization expense in connection with the in-process research and development intangible assets because the related products are not yet generally available. The Company will begin to amortize the in-

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

process research and development intangible assets at the time that the related products become generally available and will amortize the identifiable intangible assets in relation to the expected cash flows from the individual intangible assets over their respective useful lives, which the Company expects will occur over the next several quarters. Estimated future amortization expense for the Company's intangible assets at June 26, 2015 is as follows (in thousands):

Years ending December 31,
Remainder of 2015	$3,869
2016	7,189
2017	7,281
2018	4,644
2019	3,611
Thereafter	3,362
$29,956

The changes in the carrying value of the Company's goodwill in the six months ended June 26, 2015 and June 27, 2014 were as follows (in thousands):

Balance at January 1, 2015
Goodwill	$42,369
Accumulated impairment losses	(3,106)
39,263
Acquisition of SDN Business	1,047
Balance at June 26, 2015	$40,310

Balance at June 26, 2015
Goodwill	$43,416
Accumulated impairment losses	(3,106)
$40,310

Balance at January 1, 2014
Goodwill	$35,485
Accumulated impairment losses	(3,106)
32,379
Acquisition of PT	8,725
Sale of MPS business	(1,897)
Balance at June 27, 2014	$39,207

Balance at June 27, 2014
Goodwill	$42,313
Accumulated impairment losses	(3,106)
$39,207

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(7) ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	June 26, 2015	December 31, 2014
Employee compensation and related costs	$9,647	$20,042
Other	12,866	12,107
	$22,513	$32,149

(8) RESTRUCTURING ACCRUAL

2015 Restructuring Initiative

To better align the Company's cost structure to its current revenue expectations, the Company recently announced a cost reduction review. As part of this review, on April 16, 2015, the Company initiated a restructuring plan to reduce its workforce by approximately 150 positions, or 12.5% of its worldwide workforce (the "2015 Restructuring Initiative"). In connection with the 2015 Restructuring Initiative, the Company recorded $2.9 million of restructuring expense for severance and related costs in the three months ended June 26, 2015. A summary of the 2015 Restructuring Initiative accrual activity for the six months ended June 26, 2015 is as follows (in thousands):

2015 Restructuring Initiative	Balance at January 1, 2015	Initiatives charged to expense	Cash payments	Balance at June 26, 2015
Severance	$—	$2,899	$(2,452)	$447

The Company expects that the remaining amounts accrued under the 2015 Restructuring Initiative will be paid in the three months ending September 25, 2015.

2012 Restructuring Initiative

On August 7, 2012, the Company announced that it had committed to a restructuring initiative to streamline operations and reduce operating costs by closing and consolidating certain facilities and reducing its worldwide workforce (the "2012 Restructuring Initiative"). The Company regularly reviews its restructuring accruals against expected cash expenditures to determine if adjustments are required. As a result of such reviews, the Company recorded credits to restructuring expense aggregating $1.8 million in the six months ended June 26, 2015. This amount is comprised of a credit of $1.4 million recorded in the three months ended June 26, 2015 in connection with a settlement with the landlord of the Company's Fremont, California facility to vacate the facility without penalty or future payments and a credit of $0.3 million recorded in the three months ended March 27, 2015. The amount reversed in the three months ended March 27, 2015 is comprised of approximately $272,000 for facilities in connection with a settlement with the landlord of the Company's Dulles, Virginia facility for an amount that was lower than had previously been accrued and approximately $67,000 in connection with changes in the amounts of severance ultimately paid to certain individuals.

The Company recorded $1.2 million of restructuring expense in the three months ended June 27, 2014 and $1.6 million in the six months ended June 27, 2014 for severance and related costs in connection with reducing its workforce. A summary of the 2012 Restructuring Initiative accrual activity for the six months ended June 26, 2015 is as follows (in thousands):

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

2012 Restructuring Initiative	Balance at January 1, 2015	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at June 26, 2015
Severance	$1,682	$—	$(67)	$(1,479)	$136
Facilities	3,652	—	(1,684)	(1,514)	454
	$5,334	$—	$(1,751)	$(2,993)	$590

The Company expects that the remaining amounts for severance accrued under the 2012 Restructuring Initiative will be paid in the fourth quarter of 2015 and the remaining amounts accrued for facilities will be paid in fiscal 2016.

Balance Sheet Classification of Restructuring Accruals

The current portion of the restructuring accrual is included as a component of Accrued expenses in the Company's condensed consolidated balance sheets. The portion of restructuring payments due more than one year from the balance sheet date is included in Other long-term liabilities in the Company's condensed consolidated balance sheets. The long-term portions of accrued restructuring were $0.2 million at June 26, 2015 and $1.9 million at December 31, 2014.

(9) DEBT

The Company entered into a credit agreement by and among the Company, as Borrower, Bank of America, N.A. ("Bank of America"), as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto on June 27, 2014, which agreement was amended by a First Amendment to Credit Agreement on June 26, 2015 (the "Credit Agreement"). The Credit Agreement provides for a revolving credit facility of up to $15 million with a maturity date of June 30, 2016 and provides that the Company can select the interest rates under the credit facility from among the following options: (1) the Eurodollar Rate (which is defined as the rate per annum equal to the London Interbank Offered Rate plus 1.5% per annum) for a Eurodollar Rate Loan; and (2) the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect on the borrowing date as publicly announced from time to time by Bank of America as its prime rate, and (c) the monthly Eurodollar Rate plus 1%. The Credit Agreement also provides that the Company pays a 0.15% commitment fee on the unused commitments available for borrowing.

The obligations of the Company under the Credit Agreement are guaranteed by Sonus International, Inc., Sonus Federal, Inc. and Network Equipment Technologies, Inc. ("NET") (collectively, together with the Company, the "Loan Parties") pursuant to a Master Continuing Guaranty and are secured by the assets of the Loan Parties pursuant to a Security and Pledge Agreement.

The Company did not have any amounts outstanding under the Credit Agreement at June 26, 2015.

(10) COMMON STOCK REPURCHASES AND UNDERWRITTEN OFFERING

Stock Buyback Program

On July 29, 2013, the Company announced that its Board of Directors had authorized a stock buyback program to repurchase up to $100 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. The Company may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The Company has not implemented such a 10b5-1 repurchase program to date. The stock buyback program may be suspended or discontinued at any time. The stock buyback program is being funded using the Company's working capital. During the six months ended June 26, 2015, the Company spent $6.1 million, including transaction fees, to repurchase and retire 0.4 million shares of its common stock under the stock buyback program. During the six months ended June 27, 2014, the Company spent $8.2 million, including transaction fees, to repurchase and retire 0.5 million shares of its common stock

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

under the stock buyback program. At June 26, 2015, the Company had $16.8 million remaining under the stock buyback program for future repurchases.

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

At its June 11, 2015 annual meeting of stockholders, the Company's stockholders approved amendments to the 2007 Plan to, among other things:

•	Increase the number of shares available for future grant by 1.4 million shares; and

•
Revise the rate at which restricted stock, restricted stock units, performance awards and other stock unit awards are counted against the shares of common stock available for issuance under the 2007 Plan from 1.57 shares for every one share issued in connection with such award to 1.61 shares for every one share issued in connection with such award. Shares of common stock subject to awards that were granted under the two previous ratios of 1.57 and 1.5 will return to the 2007 Plan upon forfeiture of such awards at the respective previous ratios.

Executive and Board of Directors Equity Arrangements

In connection with the Company's annual incentive program, 22 executives of the Company were given the choice to receive all or half of their fiscal year 2015 bonuses (the "2015 Bonus"), if any are earned, in the form of shares of the Company's common stock (the "2015 Bonus Shares"). Each executive could also elect not to participate in this program and to earn his or her 2015 Bonus, if any, in the form of cash. The amount of the 2015 Bonus, if any, for each executive shall be determined by the Compensation Committee of the Board of Directors of the Company (the "Compensation Committee"). The number of shares of the Company's common stock that will be granted to those executives who elected to receive their 2015 Bonus entirely in the form of shares of common stock will be calculated by dividing an amount equal to 1.5 times each executive's 2015 Bonus earned by $20.55, the closing price of the Company's common stock on January 2, 2015. The number of shares of the Company's common stock that will be granted to those executives who elected to receive one-half of their 2015 Bonus in the form of shares of common stock will be calculated by dividing an amount equal to 1.5 times one-half of each executive's 2015 Bonus earned by $20.55, with the cash portion equal 50% of their respective 2015 Bonus earned. The 2015 Bonus, if any, will be granted and/or paid on a date concurrent with the timing of the payout of bonuses under the Company-wide incentive bonus program and will be fully vested on the date of grant. Of the eligible executives, 16 elected to receive their entire 2015 Bonus in shares of common stock, five elected to receive 50% of their 2015 Bonus in shares of common stock and 50% in cash and one elected not to participate and instead to receive his entire 2015 Bonus in cash. As of June 26, 2015, four participants in the 2015 Bonus separated from the Company and accordingly, forfeited any 2015 Bonus Shares they might

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

otherwise have earned. As of June 26, 2015, the Company determined that the grant date criteria for the 2015 Bonus Shares had not been met; accordingly, the Company is marking to market the 2015 Bonus Shares expected to be earned and recording expense based on the aggregate fair value of the 2015 Bonus Shares at June 26, 2015. If earned, the 2015 Bonus Shares will not be granted until the date of the 2015 Bonus payment; accordingly, there are no shares related to the 2015 Bonus reported in the RSA table below.

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

In connection with the separation of two executives from the Company during the second quarter of 2015 and in accordance with their employment agreements with the Company, the Company accelerated the vesting of certain unvested stock options, RSAs and PSUs. These RSAs and PSUs are reported as "Vested" in the respective tables below.

Stock Options

The activity related to the Company's outstanding stock options during the six months ended June 26, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	7,521,432	$16.47
Granted	293,670	$15.88
Exercised	(152,108)	$10.89
Forfeited	(409,632)	$16.33
Expired	(148,415)	$22.35
Outstanding at June 26, 2015	7,104,947	$16.45	6.38	$266
Vested or expected to vest at June 26, 2015	6,777,011	$16.44	6.28	$261
Exercisable at June 26, 2015	4,436,966	$16.66	5.20	$222

The grant date fair values of options to purchase common stock granted in the six months ended June 26, 2015 were estimated using the Black-Scholes valuation model with the following assumptions:

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended	Six months ended
	June 26, 2015	June 26, 2015
Risk-free interest rate	1.65%	1.46% - 1.74%
Expected dividends	—	—
Weighted average volatility	54.3%	54.3%
Expected life (years)	5.0	5.0 - 6.0

Additional information regarding the Company's stock options for the six months ended June 26, 2015 is as follows:

	Three months ended	Six months ended
	June 26, 2015	June 26, 2015
Weighted average grant date fair value of stock options granted	$3.72	$8.04
Total intrinsic value of stock options exercised (in thousands)	$16	$918
Cash received from the exercise of stock options (in thousands)	$52	$1,739

Restricted Stock Awards and Units

The activity related to the Company's RSAs for the six months ended June 26, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2015	370,182	$16.74
Granted	1,663,051	$15.13
Vested	(421,147)	$17.50
Forfeited	(153,570)	$16.25
Unvested balance at June 26, 2015	1,458,516	$14.74

The activity related to the Company's unvested RSUs for the six months ended June 26, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2015	—	$—
Granted	120,215	$16.05
Vested	—	$—
Forfeited	(10,672)	$16.05
Unvested balance at June 26, 2015	109,543	$16.05

The total fair value of shares of restricted stock that vested during the six months ended June 26, 2015 was $7.4 million.

Performance-Based Stock Awards and Units

The activity related to the Company's PSAs for the six months ended June 26, 2015 is as follows:

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2015	34,235	$13.60
Granted	—	$—
Vested	(28,610)	$13.60
Forfeited	—	$—
Unvested balance at June 26, 2015	5,625	$13.60

The activity related to the Company's PSUs for the six months ended June 26, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2015	—	$—
Granted	131,250	$14.68
Vested	(11,666)	$14.18
Forfeited	(8,334)	$15.38
Unvested balance at June 26, 2015	111,250	$14.68

Employee Stock Purchase Plan

The Company's ESPP provides for six-month offering periods with the purchase price of the stock equal to 85% of the lesser of the market price on the first or last day of the offering period. The maximum number of shares of common stock an employee may purchase during each offering period is 500, subject to certain adjustments pursuant to the ESPP.

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three and six months ended June 26, 2015 and June 27, 2014 as follows (in thousands):

	Three months ended		Six months ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Product cost of revenue	$83	$104	$157	$183
Service cost of revenue	397	412	777	691
Research and development	1,445	1,749	2,803	3,062
Sales and marketing	1,852	1,303	2,868	2,552
General and administrative	3,032	3,370	5,024	6,224
	$6,809	$6,938	$11,629	$12,712

There is no income tax benefit for employee stock-based compensation expense for the six months ended June 26, 2015 or June 27, 2014 due to the valuation allowance recorded.

At June 26, 2015, there was $37.9 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, awards and units. This expense is expected to be recognized over a weighted average period of approximately two and one-half years.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(12) MAJOR CUSTOMERS

The following customer contributed 10% or more of the Company's revenue in each of the three and six month periods ended June 26, 2015 and June 27, 2014:

	Three months ended		Six months ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
AT&T Inc.	19%	20%	13%	24%

There were no other customers who contributed 10% or more of the Company's revenue in any of the three or six month periods ended June 26, 2015 and June 27, 2014.

At June 26, 2015, two customers each accounted for 10% or more of the Company's accounts receivable balance, representing approximately 34% in the aggregate of the Company's accounts receivable balance. At December 31, 2014, no customer accounted for 10% or more of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(13) GEOGRAPHIC INFORMATION

The Company's classification of revenue by geographic area is determined by the location to which the product is shipped or where the services are performed. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Three months ended		Six months ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
United States	71%	71%	67%	72%
Europe, Middle East and Africa	12	14	13	13
Japan	9	9	13	8
Other Asia Pacific	4	4	4	4
Other	4	2	3	3
	100%	100%	100%	100%

International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next, and accordingly, historical data may not be indicative of future periods.

(14) INCOME TAXES

The Company's income tax provisions for the six months ended June 26, 2015 and June 27, 2014 reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full year. The estimated effective rates for the six months ended June 26, 2015 and June 27, 2014 do not include any benefit for the Company's domestic losses, as the Company has concluded that a valuation allowance on any domestic benefit is required.

(15) COMMITMENTS AND CONTINGENCIES

On April 6, 2015, Ming Huang, a purported shareholder of the Company (the “Plaintiff”), filed a Class Action Complaint alleging violations of the federal securities laws (the “Complaint”) in the United States District Court for the District of New

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Jersey (Civil Action No. 3:15-02407), against Sonus and two of its officers, Raymond P. Dolan, the Company’s President and Chief Executive Officer, and Mark T. Greenquist, the Company’s Chief Financial Officer (collectively, the “Defendants”). The Plaintiff claims to represent purchasers of the Company’s common stock during the period from October 23, 2014 to March 24, 2015 and seeks unspecified damages. The principal allegation contained in the Complaint is the claim that the Defendants made misleading forward-looking statements concerning the Company’s fiscal first quarter 2015 financial performance. The Company believes that the Defendants have meritorious defenses to the allegations made in the Complaint and does not expect the results of this suit to have a material effect on its business or consolidated financial statements.

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

Overview

We are a leading provider of networked solutions for communications service providers (e.g., telecommunications, wireless and cable service providers) and enterprises to help them advance, protect and unify their communications and improve collaboration. We help many of the world's leading communications service providers and enterprises embrace the next generation of Session Initiation Protocol ("SIP") and 4G/LTE (Long Term Evolution)-based solutions, including Voice over IP ("VoIP") video and Unified Communications ("UC") through secure, reliable and scalable Internet Protocol ("IP") networks. Our products include session border controllers ("SBCs"), diameter signaling controllers ("DSCs"), policy/routing servers, network intelligence applications (Network-as-a-Service ("NaaS") IQ), media and signaling gateways and network analytics tools.

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

We have traditionally sold our products principally through a global direct sales force, with additional sales support from regional channel partners throughout the world. In 2012, we launched an expanded channel partner program, the Sonus Partner Assure Program, to expand our coverage of the service provider and enterprise market opportunities. In 2013, we introduced a two-tier distribution channel model.

On January 2, 2015 (the "Treq Asset Acquisition Date"), we acquired from Treq Labs, Inc. ("Treq") certain assets related to Treq's business of designing, developing, marketing, selling, servicing and maintaining software defined networking ("SDN") technology, SDN controller software and SDN management software (the "SDN Business") for $10.1 million in cash at the Treq Asset Acquisition Date, with an additional consideration payment of $750,000 paid on July 2, 2015 and a second additional consideration payment of $750,000 due on January 4, 2016. We also entered into an Earn-Out Agreement under which we agreed to issue to the sellers up to an aggregate of 1.3 million shares of common stock over a three-year period subsequent to the Treq Asset Acquisition Date if aggregate revenue thresholds of at least $60 million are achieved by the SDN Business during that period, and up to an aggregate of an additional 2.2 million shares (3.5 million shares in total) if aggregate revenue thresholds of at least $150 million are achieved by the SDN Business during that period. If the initial revenue thresholds are not met, no shares will be issued. Based on historical and forecasted sales, no incremental contingent consideration was recorded initially as of the Treq Asset Acquisition Date or through June 26, 2015. The SDN Business provides solutions that optimize networks for voice, video and UC for both enterprise and service provider customers. We believe that the acquisition of the SDN Business will accelerate our delivery of our SDN strategy. The financial results of the SDN Business are included in our condensed consolidated financial statements starting on the Treq Asset Acquisition Date.

On February 19, 2014 (the "PT Acquisition Date"), we completed the acquisition of Performance Technologies, Incorporated ("PT"), a Delaware corporation, for $3.75 per share, or approximately $35 million in cash, net of PT's cash and excluding acquisition-related costs. This acquisition has enabled us to expand and diversify our portfolio with an integrated, virtualized Diameter and SIP-based solution and deliver strategic value to service providers seeking to offer new multimedia services through mobile, cloud-based real-time communications. The financial results of PT are included in our condensed consolidated financial statements starting on the PT Acquisition Date.

On June 20, 2014, we sold the PT Multi-Protocol Server ("MPS") business for $2.0 million to an affiliate of Sunhillo Corporation. We had acquired the MPS business in connection with the acquisition of PT. The results of operations of the MPS business are excluded from our consolidated results after June 20, 2014.

To better align our cost structure to our current revenue expectations, we recently announced a cost reduction review. As part of this review, on April 16, 2015, we initiated a restructuring plan to reduce our workforce by approximately 150 positions, or 12.5% of our worldwide workforce. As a result of our cost reduction review, we expect to realize approximately $15 million of savings in 2015. We expect that our savings will be generated primarily from the workforce reduction described above and from reductions in other discretionary spending. These expected savings will be offset by the restructuring expense recorded in the period.

In early April 2015, Peter Polizzi agreed to step down as Vice President and General Manager, Global Services, effective May 1, 2015. Mr. Polizzi will remain with the Company in an advisory role to assist our Chief Executive Officer until September 30, 2015.

Our strategy is designed to capitalize on our technology and market lead, and build a premier franchise in multimedia infrastructure solutions. We are currently focusing our major efforts on the following aspects of our business which enable next generation communications including SIP- and 4G/LTE-based networks:

•	expanding our communications network solutions to address emerging UC-, IP- and cloud-based enterprise and service providers;

•	embracing the principles outlined by 3GPP, 4GPP2 and LTE architectures and delivering the industry's most advanced IMS (IP Multimedia Subsystem)-ready SBC and DSC product suites;

•	leveraging our TDM (time division multiplexing)-to-IP gateway technology leadership with service providers to accelerate adoption of SIP-enabled UC services;

•	expanding and broadening our customer base by targeting the enterprise market for SIP trunking and access solutions;

•	providing an environment for our customers to enable real-time communication to embed into their presence on the worldwide web;

•	expanding our global sales distribution, marketing and support capabilities;

•	actively contributing to the SIP standards definition and adoption process;

•	pursuing strategic transactions and alliances;

•	successfully implementing our cost reduction initiatives; and

•	delivering sustainable profitability by continuing to improve our overall performance.

We reported losses from operations of $15.0 million for the three months ended June 26, 2015 and $4.8 million for the three months ended June 27, 2014. We reported losses from operations of $33.9 million for the six months ended June 26, 2015 and $10.6 million for the six months ended June 27, 2014.

We reported net losses of $15.3 million for the three months ended June 26, 2015 and $5.5 million for the three months ended June 27, 2014. We reported net losses of $34.7 million for the six months ended June 26, 2015 and $9.5 million for the six months ended June 27, 2014.

Our revenue was $54.7 million in the three months ended June 26, 2015 and $75.6 million in the three months ended June 27, 2014. Our revenue was $104.8 million in the six months ended June 26, 2015 and $146.3 million in the six months ended June 27, 2014.

Our gross profit was $34.4 million in the three months ended June 26, 2015 and $47.3 million in the three months ended June 27, 2014. Our gross profit was $63.6 million for the six months ended June 26, 2015, compared to $93.7 million for the six months ended June 27, 2014. Our gross profit as a percentage of revenue ("total gross margin") was 62.9% in the three months ended June 26, 2015 and 62.6% in the three months ended June 27, 2014. Our total gross margin was 60.7% for the six months ended June 26, 2015 and 64.0% for the six months ended June 27, 2014.

Our operating expenses were $49.5 million in the three months ended June 26, 2015, compared to $52.1 million in the three months ended June 27, 2014. Our operating expenses for the three months ended June 26, 2015 include $1.5 million of net restructuring expense. Our operating expenses for the three months ended June 27, 2014 include $0.4 million of restructuring expense.

Our operating expenses were $97.6 million in the six months ended June 26, 2015, compared to $104.3 million in the six months ended June 27, 2014. Our operating expenses for the six months ended June 26, 2015 include $0.1 million of acquisition-related expense and $1.1 million of net restructuring expense. Our operating expenses for the six months ended June 27, 2014 include $1.3 million of acquisition-related expense and $1.6 million of restructuring expense.

We recorded stock-based compensation expense of $6.8 million in the three months ended June 26, 2015, compared to $6.9 million in the three months ended June 27, 2014. We recorded $11.6 million and $12.7 million of stock-based compensation expense in the six months ended June 26, 2015 and June 27, 2014, respectively.

See "Results of Operations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for a discussion of these changes in our revenue and expenses.

In March 2014, we reached a settlement agreement for $2.25 million to recover a portion of our losses related to the impairment of certain prepaid royalties which we had written off in fiscal 2012. This amount is included in Other income (expense), net in our condensed consolidated statement of operations for the six months ended June 27, 2014.

On January 2, 2014, Raymond P. Dolan, our President and Chief Executive Officer elected to accept shares of restricted stock (the "2014 Dolan Salary Shares") in lieu of base salary for the period from January 1, 2014 through December 31, 2014. Effective September 16, 2014, Mr. Dolan's annual base salary was increased from $500,000 to $600,000. For the remainder of 2014, such increase was prorated, was paid in cash and was not subject to any stock-for-cash election. We recorded stock-based compensation expense related to the 2014 Dolan Salary Shares ratably for the period of January 1, 2014 through December 31, 2014. Mr. Dolan did not elect to receive his salary in shares of our common stock for 2015.

In connection with our Company-wide annual incentive bonus program, 22 of our executives were given the choice to receive all or half of their fiscal year 2015 bonuses (the "2015 Bonus"), if any are earned, in the form of shares of our common stock (the "2015 Bonus Shares"). Each executive could also elect not to participate in this program and to earn his or her 2015 Bonus, if any, in the form of cash. The amount of the 2015 Bonus, if any, for each executive shall be determined by the Compensation Committee of our Board of Directors (the "Compensation Committee"). The number of shares of common stock that will be granted to those executives who elected to receive their 2015 Bonus entirely in the form of shares of common stock will be calculated by dividing an amount equal to 1.5 times each executive's 2015 Bonus earned by $20.55, the closing price of our common stock on January 2, 2015. The number of shares of our common stock that will be granted to those executives who elected to receive one-half of their 2015 Bonus in the form of shares of common stock will be calculated by dividing an amount equal to 1.5 times one-half of each executive's 2015 Bonus earned by $20.55, with the cash portion equal 50% of their respective 2015 Bonus earned. The 2015 Bonus, if any, will be granted and/or paid on a date concurrent with the timing of the payout of bonuses under our Company-wide incentive bonus program and will be fully vested on the date of grant. Of the eligible executives, 16 elected to receive their entire 2015 Bonus in shares of common stock, five elected to receive 50% of their 2015 Bonus in shares of common stock and 50% in cash, and one elected not to participate and instead to receive his entire 2015 Bonus in cash. As of June 26, 2015, four participants in the 2015 Bonus separated from the Company and accordingly, forfeited any 2015 Bonus Shares they might otherwise have earned. As of June 26, 2015, we determined that the grant date criteria for the 2015 Bonus Shares had not been met; accordingly, we are marking to market the 2015 Bonus Shares expected to be earned and recording expense based on the aggregate fair value of the 2015 Bonus Shares at June 26, 2015.

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

In connection with the separation of two executives from the Company during the second quarter of 2015 and in accordance with their employment agreements with the Company, the Company accelerated the vesting of certain unvested stock options, RSAs and PSUs.

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

For a further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There were no significant changes to our critical accounting policies from December 31, 2014 through June 26, 2015.

Results of Operations

Three and six months ended June 26, 2015 and June 27, 2014

Revenue. Revenue for the three and six months ended June 26, 2015 and June 27, 2014 was as follows (in thousands, except percentages):

	Three months ended		Decrease from prior year
	June 26, 2015	June 27, 2014	$	%
Product	$27,042	$45,845	$(18,803)	(41.0)%
Service	27,659	29,725	(2,066)	(7.0)%
Total revenue	$54,701	$75,570	$(20,869)	(27.6)%

	Six months ended		Decrease from prior year
	June 26, 2015	June 27, 2014	$	%
Product	$51,907	$90,985	$(39,078)	(42.9)%
Service	52,939	55,327	(2,388)	(4.3)%
Total revenue	$104,846	$146,312	$(41,466)	(28.3)%

The decrease in product revenue in the current year quarter compared to the prior year quarter was primarily the result of lower revenue recognized from sales to two of our historically largest customers due to their reductions in capital expenditures in 2015 and lower sales of certain products to other customers.

The decrease in product revenue in the six months ended June 26, 2015 compared to the six months ended June 27, 2014 was primarily the result of lower revenue recognized from sales to one of our historically largest customers due to their reduction in capital expenditures in 2015 and lower sales of certain products to other customers.

In the three months ended June 26, 2015, approximately 26% of our total product revenue was from indirect sales through our channel program, compared to approximately 29% in the three months ended June 27, 2014. Approximately 25% of our total product revenue was from indirect sales through our channel program in the six months ended June 26, 2015, compared to approximately 24% in the six months ended June 27, 2014.

In the three months ended June 26, 2015, our product revenue from sales to enterprise customers was approximately 22% of our total product revenue, compared to approximately 20% in the three months ended June 27, 2014. Our product revenue from sales to enterprise customers was approximately 19% of our total product revenue in the six months ended June 26, 2015, compared to approximately 20% in the six months ended June 27, 2014. These sales were made both through our direct sales team and indirect sales channel partners.

We recognized product revenue totaling $2.2 million from 150 new customers in the three months ended June 26, 2015 and $6.6 million from 227 new customers in the three months ended June 27, 2014. We recognized product revenue totaling $5.0 million from 318 new customers in the six months ended June 26, 2015 and $9.9 million from 400 new customers in the six months ended June 27, 2014. New customers are those from whom we recognize revenue for the first time in a reporting period, although we may have had outstanding orders from such customers for several years, especially for certain multi-year projects. The timing of the completion of customer projects, revenue recognition criteria satisfaction and customer payments included in multiple element arrangements may cause our product revenue to fluctuate from one period to the next.

We expect that our product revenue in 2015 will decrease from 2014 levels, primarily due to the delayed timing of orders, lower capital expenditures by our customers and longer RFP decision cycles by our customers as they take time to determine their future network architectures. Despite our expected 2015 product revenue decrease compared to 2014, we continue to believe that our new product portfolio and increased focus on expanding our product offerings to address the emerging UC and IP-based markets, such as SBC, in both the enterprise and service provider markets are aligned with the technology strategies of our customers.

Service revenue is primarily comprised of hardware and software maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three and six months ended June 26, 2015 and June 27, 2014 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	June 26, 2015	June 27, 2014	$	%
Maintenance	$23,511	$23,032	$479	2.1%
Professional services	4,148	6,693	(2,545)	(38.0)%
	$27,659	$29,725	$(2,066)	(7.0)%

	Six months ended		Increase (decrease) from prior year
	June 26, 2015	June 27, 2014	$	%
Maintenance	$43,594	$43,557	$37	0.1%
Professional services	9,345	11,770	(2,425)	(20.6)%
	$52,939	$55,327	$(2,388)	(4.3)%

Our maintenance revenue increased slightly in the three months ended June 26, 2015 compared to the three months ended June 27, 2014, primarily due to the growth of our installed customer base and the timing of maintenance renewals, partially offset by customer mix, including merger activity of certain of our customers, and the timing of product shipments.

Our maintenance revenue was virtually flat in the six months ended June 26, 2015 compared to the six months ended June 27, 2014, primarily due to customer mix, including merger activity of certain of our customers, and the timing of product shipments in the current year.

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

The following customer contributed 10% or more of our revenue in each of the three and six month periods ended June 26, 2015 and June 27, 2014:

	Three months ended		Six months ended
Customer	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
AT&T Inc.	19%	20%	13%	24%

There were no other customers who contributed 10% or more of the Company's revenue any of the three or six month periods ended June 26, 2015 and June 27, 2014.

International revenue was approximately 29% of revenue in the three months ended June 26, 2015 and approximately 29% of revenue in the three months ended June 27, 2014. International revenue was approximately 33% of revenue in the six months ended June 26, 2015 and approximately 28% of revenue in the six months ended June 27, 2014. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue will fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $6.9 million at June 26, 2015 and $9.1 million at December 31, 2014. Our deferred service revenue was $42.6 million at June 26, 2015 and $35.9 million at December 31, 2014. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross margins for the three and six months ended June 26, 2015 and June 27, 2014 were as follows (in thousands, except percentages):

	Three months ended		Decrease from prior year
	June 26, 2015	June 27, 2014	$	%
Cost of revenue
Product	$11,269	$16,811	$(5,542)	(33.0)%
Service	9,018	11,471	(2,453)	(21.4)%
Total cost of revenue	$20,287	$28,282	$(7,995)	(28.3)%
Gross margin
Product	58.3%	63.3%
Service	67.4%	61.4%
Total gross margin	62.9%	62.6%

	Six months ended		Decrease from prior year
	June 26, 2015	June 27, 2014	$	%
Cost of revenue
Product	$22,917	$30,474	$(7,557)	(24.8)%
Service	18,285	22,127	(3,842)	(17.4)%
Total cost of revenue	$41,202	$52,601	$(11,399)	(21.7)%
Gross margin
Product	55.8%	66.5%
Service	65.5%	60.0%
Total gross margin	60.7%	64.0%

The decrease in product gross margin in the three months ended June 26, 2015 compared to the three months ended June 27, 2014 was primarily due to lower product revenue against certain fixed costs, coupled with the impact of $1.8 million of expenses related to reserves for both inventory and inventory-related purchase commitments for certain end-of-life products, which decreased our product gross margin in the aggregate by approximately eight percentage points, partially offset by product and customer mix, which increased our product gross margin by approximately three percentage points.

The decrease in product gross margin in the six months ended June 26, 2015 compared to the six months ended June 27, 2014 was primarily due to lower product revenue against certain fixed costs, coupled with the impact of $4.5 million of expenses related to reserves for both inventory and inventory-related purchase commitments for certain end-of-life products, which decreased our product gross margin in the aggregate by approximately eleven percentage points, partially offset by product and customer mix, which increased our product gross margin by approximately one percentage point.

The increase in service gross margin in the three months ended June 26, 2015 compared to the three months ended June 27, 2014 was primarily due to lower fixed service costs, which increased our service gross margin by approximately four percentage points, and lower third-party service costs, which increased our service gross margin by approximately two percentage points. The reduction in our fixed service costs was primarily the result of our recently implemented cost reduction initiatives.

The increase in service gross margin in the six months ended June 26, 2015 compared to the six months ended June 27, 2014 was primarily due to lower fixed service costs, which increased our service gross margin by approximately four percentage points, and lower third-party service costs, which increased our service gross margin by approximately one and one-half percentage points. The reduction in our fixed service costs was primarily the result of our cost reduction initiatives, which we implemented early in the second quarter of 2015.

We believe that our total gross margin will continue to be greater than 60% in the foreseeable future.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses for the three and six months ended June 26, 2015 and June 27, 2014 were as follows (in thousands, except percentages):

			Decrease from prior year
	June 26, 2015	June 27, 2014	$	%
Three months ended	$19,968	$20,921	$(953)	(4.6)%
Six months ended	$39,307	$39,893	$(586)	(1.5)%

The decrease in research and development expenses in the three months ended June 26, 2015 compared to the three months ended June 27, 2014 is attributable to $3.0 million of lower employee-related expenses, partially offset by $1.3 million of higher depreciation expense and $0.7 million of higher product development (third-party development, prototype and equipment) costs. The decrease in employee-related expenses in the three months ended June 26, 2015 is attributable to $1.7 million of lower expense related to our Company-wide cash bonus program, $0.9 million of lower salary and related expenses, $0.3 million of lower stock-based compensation expense and $0.1 million of net reductions in other employee-related expenses. Our lower employee-related expenses are primarily due to reduced headcount in connection with our cost reduction initiatives implemented early in the second quarter of 2015. The increase in depreciation expense is attributable to a one-time adjustment recorded in the three months ended June 26, 2015 to correct an error related to the historical foreign translation of depreciation expense on certain foreign fixed assets.

The decrease in research and development expenses in the six months ended June 26, 2015 compared to the six months ended June 27, 2014 is attributable to $3.0 million of lower employee-related expenses, partially offset by $1.1 million of higher product development costs, $1.0 million of higher depreciation expense and $0.3 million of net increases in other research and development expenses. The decrease in employee-related expenses in the six months ended June 26, 2015 is attributable to $3.0 million of lower expense related to our Company-wide cash bonus program, $0.3 million of lower stock-based compensation expense and $0.1 million of lower employee travel and related expenses. These decreases were partially offset by $0.4 million of higher salary and related expenses. Our lower employee-related expenses are primarily due to reduced headcount in connection with our cost reduction initiatives implemented early in the second quarter of 2015. The increase in depreciation expense is primarily attributable to a one-time adjustment recorded in the three months ended June 26, 2015 to correct an error related to the historical foreign translation of depreciation expense on certain foreign fixed assets.

Some aspects of our research and development efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. Rapid technological innovation is critical to our long-term success, and we believe that we are tailoring our investments to meet the requirements of our customers and market. We anticipate that our research and development expenses for fiscal 2015 will decrease from fiscal 2014 levels due to our cost reduction initiatives, partially offset by our continued focus on new product development.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three and six months ended June 26, 2015 and June 27, 2014 were as follows (in thousands, except percentages):

			Decrease from prior year
	June 26, 2015	June 27, 2014	$	%
Three months ended	$17,540	$18,782	$(1,242)	(6.6)%
Six months ended	$37,305	$38,363	$(1,058)	(2.8)%

The decrease in sales and marketing expenses in the three months ended June 26, 2015 compared to the three months ended June 27, 2014 is attributable to $1.5 million of lower employee-related expenses, partially offset by $0.3 million of net increases in other sales and marketing expenses. The decrease in employee-related expenses was the result of $1.3 million of lower salary and commissions and related expenses, $0.4 million of lower expense related to our Company-wide cash bonus program and $0.3 million of lower employee travel and related expenses. These decreases were partially offset by $0.5 million of higher stock-based compensation expense. Our lower employee-related expenses are primarily due to reduced headcount and related expenses in connection with our cost reduction initiatives implemented early in the second quarter of 2015.

The decrease in sales and marketing expenses in the six months ended June 26, 2015 compared to the six months ended June 27, 2014 is attributable to $1.8 million of lower employee-related expenses and $0.1 million of net decreases in other sales and marketing expenses, partially offset by $0.8 million of higher consulting costs. The decrease in employee-related expenses was the result of $1.2 million of lower salary and commissions and related expenses, $0.7 million of lower expense related to our Company-wide cash bonus program and $0.2 million of net reductions in employee travel and recruiting and related expenses. These reductions were partially offset by $0.3 million of higher stock-based compensation expense. Our lower employee-related expenses are primarily due to reduced headcount and related expenses in connection with our cost reduction initiatives implemented early in the second quarter of 2015.

We believe that our sales and marketing expenses will decrease in fiscal 2015 from fiscal 2014 levels, primarily attributable to our cost reduction initiatives and lower commissions expense driven by our anticipated lower revenue.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and audit and professional fees. General and administrative expenses for the three and six months ended June 26, 2015 and June 27, 2014 were as follows (in thousands, except percentages):

			Decrease from prior year
	June 26, 2015	June 27, 2014	$	%
Three months ended	$10,444	$11,995	$(1,551)	(12.9)%
Six months ended	$19,668	$23,181	$(3,513)	(15.2)%

The decrease in general and administrative expenses in the three months ended June 26, 2015 compared to the three months ended June 27, 2014 is attributable to $1.0 million of lower employee-related expenses, the absence in the current year quarter of $0.4 million of divestiture costs included in our general and administrative expenses in the three months ended June 27, 2014 and $0.3 million of lower expense related to foreign currency translation. These decreases were partially offset by $0.1 million of net increases in other general and administrative expenses. The decrease in employee-related expenses resulted from $0.3 million of lower salary and related expenses, $0.3 million of lower expense related to our Company-wide cash bonus program, $0.3 million of lower stock-based compensation expense and $0.1 million of lower employee travel and related expenses.

The decrease in general and administrative expenses in the six months ended June 26, 2015 compared to the six months ended June 27, 2014 is attributable to $2.4 million of lower employee-related expenses, the absence in the current year period of $0.4 million of divestiture costs included in our general and administrative expenses in the six months ended June 27, 2014, $0.4 million of lower expense related to foreign currency translation and $0.3 million of net decreases in other general and administrative expenses. The decrease in employee and related expenses resulted from $1.2 million of lower stock-based compensation expense, $0.8 million related to our Company-wide cash bonus program, $0.3 million of lower salary and related expenses and $0.1 million of lower employee travel and related expenses.

We believe that our general and administrative expenses will decrease in fiscal 2015 compared to fiscal 2014 levels, primarily due to the expected impact of our cost reduction initiatives.

Acquisition-Related Expenses. Acquisition-related expenses include those costs related to the acquisitions of the SDN Business in January 2015 and of PT in February 2014 that would otherwise not have been incurred by us. We recorded acquisition-related expenses of $24,000 in the three months ended June 26, 2015 and $0.1 million in the six months ended June 26, 2015 for professional fees, primarily legal fees, in connection with the acquisition of the SDN Business. We recorded $1.3 million of acquisition-related expenses in the six months ended June 27, 2014, comprised of $1.1 million of professional and service fees and $0.2 million related to change of control agreements with certain PT executives. We did not record acquisition-related expenses in the three months ended June 27, 2014.

Restructuring Expense. Our restructuring expense of $1.5 million in the three months ended June 26, 2015 was comprised of $2.9 million of expense for severance and related costs in connection with reducing our workforce by approximately 150 positions, or 12.5% of our worldwide workforce, net of $1.4 million reversed in connection with a settlement with the landlord of our Fremont, California facility to vacate the facility without penalty or future payments.

Our restructuring expense of $1.1 million for the six months ended June 26, 2015 was comprised of the aforementioned $2.9 million of expense for severance and related costs, net of the $1.4 million reversed in connection with our Fremont, California facility in the three months ended June 26, 2015 and $0.3 million reversed in the three months ended March 27, 2015. This reversal is comprised of approximately $272,000 in connection with a settlement with the landlord of our Dulles, Virginia facility for an amount that was lower than had previously been accrued and approximately $67,000 in connection with changes in the amounts of severance ultimately paid to certain individuals.

We currently expect that the restructuring related to severance and related costs will be paid by the end of the fourth quarter of 2015 and the restructuring related to facilities will be paid in 2016.

Interest Income (Expense), Net. Interest income and interest expense for the three and six months ended June 26, 2015 and June 27, 2014 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	June 26, 2015	June 27, 2014	$	%
Interest expense	$(90)	$(31)	$59	190.3%
Interest income	70	81	(11)	(13.6)%
Interest income (expense), net	$(20)	$50	$(70)	(140.0)%

	Six months ended		Increase (decrease) from prior year
	June 26, 2015	June 27, 2014	$	%
Interest expense	$(166)	$(56)	$110	196.4%
Interest income	174	141	33	23.4%
Interest income (expense), net	$8	$85	$(77)	(90.6)%

Interest expense in the three and six months ended June 26, 2015 primarily relates to the amortization of debt issuance costs in connection with our revolving credit facility. Interest expense in the three and six months ended June 27, 2014 primarily relates to interest on the debt assumed in connection with the acquisition of Network Equipment Technologies, Inc. ("NET"). Interest income consists of interest earned on our cash equivalents, marketable debt securities and long-term investments.

Other Income (Expense), Net. We recorded $2.25 million of income in the three months ended March 28, 2014 related to the settlement of a litigation matter in March 2014 in which we recovered a portion of our losses related to the impairment of certain prepaid royalties which we had written off in 2012. This amount is included in Other income (expense), net for the six months ended June 27, 2014.

Income Taxes. We recorded provisions for income taxes of $0.8 million in the six months ended June 26, 2015 and $1.3 million in the six months ended June 27, 2014. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year. The estimated amounts recorded do not include any benefit for our domestic losses, as we have concluded that a valuation allowance on any domestic benefit is required.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Six months ended
	June 26, 2015	June 27, 2014	Change
Net loss	$(34,702)	$(9,450)	$(25,252)
Adjustments to reconcile net loss to cash flows provided by operating activities	22,126	21,398	728
Changes in operating assets and liabilities	(1,692)	8,306	(9,998)
Net cash (used in) provided by operating activities	$(14,268)	$20,254	$(34,522)
Net cash provided by investing activities	$12,212	$47,966	$(35,754)
Net cash used in financing activities	$(4,882)	$(79,395)	$74,513

Our cash, cash equivalents, and short- and long-term investments totaled $113.5 million at June 26, 2015 and $148.0 million at December 31, 2014. We had cash and short-term investments held by our foreign subsidiaries aggregating approximately $6 million at June 26, 2015 and approximately $5 million at December 31, 2014. We do not intend to repatriate these funds, and as such, they are not available to fund our domestic operations. If we were to repatriate the funds, they would likely be treated as income for U.S. tax purposes, fully offset by our net operating losses. We do not believe this has a material impact on our liquidity.

We entered into a credit agreement by and among the Company, as Borrower, Bank of America, N.A. ("Bank of America"), as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto on June 27, 2014, which agreement was amended on June 26, 2015 by a First Amendment to Credit Agreement (the "Credit Agreement"). The Credit Agreement provides for a revolving credit facility of up to $15 million with a maturity date of June 30, 2016, and provides that we can select the interest rates under the credit facility from among the following options: (1) the Eurodollar Rate (which is defined as the rate per annum equal to the London Interbank Offered Rate plus 1.5% per annum) for a Eurodollar Rate Loan; and (2) the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect on the borrowing date as publicly announced from time to time by Bank of America as its prime rate, and (c) the monthly Eurodollar Rate plus 1%. The Credit Agreement also provides that we pay a 0.15% commitment fee on the unused commitments available for borrowing. Our obligations under the Credit Agreement are guaranteed by Sonus International, Inc., Sonus Federal, Inc. and Network Equipment Technologies, Inc. ("NET") (collectively, together with us, the "Loan Parties") pursuant to a Master Continuing Guaranty and are secured by the assets of the Loan Parties pursuant to a Security and Pledge Agreement. We did not have any amounts outstanding under the Credit Agreement at June 26, 2015.

On July 29, 2013, we announced that our Board of Directors had authorized a stock buyback program to repurchase up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions. The stock buyback program is being funded using our working capital. During the six months ended June 26, 2015, we repurchased and retired 0.4 million shares under our stock buyback program for $6.1 million in the aggregate, including transaction fees. During the six months ended June 27, 2014, we repurchased and retired 0.5 million shares under our stock buyback program for $8.2 million in the aggregate, including transaction fees. These amounts are included in financing activities in our condensed consolidated statements of cash flows for the six months ended June 26, 2015 and June 27, 2014.

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

Our operating activities used $14.3 million of cash in the six months ended June 26, 2015 and $20.3 million of cash in the six months ended June 27, 2014.

Cash used in operating activities in the six months ended June 26, 2015 was primarily the result of our net loss, further impacted by lower accrued expenses and other long-term liabilities and accounts payable, coupled with increases in inventory and other operating assets. These amounts were partially offset by lower accounts receivable and higher deferred revenue. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments in connection with our Company-wide cash bonus program and payments in connection with our ongoing restructuring initiatives. The increase in our inventory primarily reflects our reduced product sales in the current year quarter compared to original projections. Our lower accounts receivable reflects collections on sales made in the prior year, coupled with lower revenue recorded in the current year. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, used $12.6 million of cash.

Cash provided by operating activities in the six months ended June 27, 2014 was primarily the result of lower accounts receivable, inventories and other operating assets, partially offset by decreases in accrued expenses and other long-term liabilities, deferred revenue and accounts payable. These changes excluded the impact of acquired balances in connection with the PT acquisition. The decrease in accounts receivable primarily reflected our continued focus on cash collections. Our continued focus on maintaining appropriate inventory levels was the primary contributor to the decrease in inventory. The decrease in other operating assets was primarily the result of lower prepaid expenses. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments in connection with our Company-wide incentive bonus program, as well as restructuring payments. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, provided $11.9 million of cash.

Our investing activities provided $12.2 million of cash in the six months ended June 26, 2015, comprised of $26.9 million of net maturities of marketable securities, partially offset by $10.1 million of cash paid, net of cash acquired, for the acquisition of the SDN Business and $4.5 million of investments in property and equipment.

Our investing activities provided $48.0 million of cash in the six months ended June 27, 2014, comprised of $86.2 million of aggregate maturities and sales of marketable securities and $2.0 million of cash received in connection with our June 20, 2014 divestiture of the MPS business. These amounts were partially offset by $34.0 million of cash paid, net of cash acquired, for the acquisition of PT on February 19, 2014 (the portion of the total cash consideration of $35.0 million that was paid through June 27, 2014) and $6.3 million of investments in property and equipment.

Our financing activities used $4.9 million of cash in the six months ended June 26, 2015, comprised of $6.1 million, including transaction fees, for the repurchase of common stock, $2.2 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $41,000 for payments on our capital leases for office equipment. These amounts were partially offset by $1.7 million of proceeds from the exercise of stock options and $1.7 million of proceeds from the sale of our common stock in connection with our Amended and Restated 2000 Employee Stock Purchase Plan, as amended ("ESPP").

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

Based on our current expectations, we believe our current cash, cash equivalents, marketable debt securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months, including any future stock repurchases under the aforementioned stock buyback program. It is difficult to predict future liquidity requirements with certainty. The rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the successful implementation of our cost reduction initiatives, the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to improve our controls environment, for other general corporate activities and to vigorously defend against existing and potential litigation. See Note 15 to our condensed consolidated financial statements for a description of our contingencies.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"), which provides guidance on a customer's accounting for cloud computing costs. Under ASU 2015-05, a customer must determine whether a cloud computing arrangement contains a software license. If so, the customer would account for the fees related to the software license element in a manner consistent with how the acquisition of other software licenses is accounted for under Accounting Standards Codification ("ASC") 350-40, Intangibles - Goodwill and Other - Internal Use Software ("ASC 350-40"). If the arrangement does not contain a software license, the customer would account for cloud computing arrangements as service contracts. An arrangement would contain a software license element if both of the following criteria are met: (i) the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty; and (ii) it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. ASU 2015-05 is effective for us for both our annual and interim reporting beginning January 1, 2016. Early adoption is permitted. Entities may adopt the guidance either retrospectively or prospectively to arrangements entered into, or materially modified after the effective date. We are currently assessing the potential impact of the adoption of ASU 2015-05 on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). Under ASU 2015-03, an entity must present debt issuance costs on its balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. ASU 2015-03 is effective for us for both our annual and interim reporting beginning January 1, 2016. Early adoption is permitted. Entities must apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period must be adjusted). We are currently assessing the potential impact of the adoption of ASU 2015-03 on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidelines determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for us for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our consolidated financial statements.

In June, 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (“ASU 2014-12”). ASU 2014-12 which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. ASU 2014-12 does not contain any new disclosure requirements. ASU 2014-12 is effective for us on January 1, 2016. The adoption of ASU 2014-12 is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB ASC. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property, plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. In July 2015, the FASB decided to defer the original effective date of interim and annual reporting periods by one year. As a result, public entities would not be required to apply the new revenue standard until annual reporting periods beginning after December 15, 2017. We are currently assessing the potential impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 26, 2015.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

On April 6, 2015, Ming Huang, a purported shareholder of the Company (the “Plaintiff”), filed a Class Action Complaint alleging violations of the federal securities laws (the “Complaint”) in the United States District Court for the District of New Jersey (Civil Action No. 3:15-02407), against Sonus and two of its officers, Raymond P. Dolan, the Company’s President and Chief Executive Officer, and Mark T. Greenquist, the Company’s Chief Financial Officer (collectively, the “Defendants”). The Plaintiff claims to represent purchasers of the Company’s common stock during the period from October 23, 2014 to March 24, 2015 and seeks unspecified damages. The principal allegation contained in the Complaint is the claim that the Defendants made misleading forward-looking statements concerning the Company’s fiscal first quarter 2015 financial performance. The Company believes that the Defendants have meritorious defenses to the allegations made in the Complaint and does not expect the results of this suit to have a material effect on its business or consolidated financial statements.

In addition, the Company is often a party to disputes and legal proceedings that it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material effect on the Company's business or consolidated financial statements.

Item 1A.    Risk Factors

We have revised and updated our discussion of the risk factors affecting our business since those presented in our Quarterly Report on Form 10-Q, Part II, Item 1A., for the fiscal quarter ended March 27, 2015.  The following discussion includes three revised risk factors: “If in the future we do not have a sufficient number of shares available to issue to our employees, the limited number of shares we could issue may impact our ability to attract, retain and motivate key personnel”; “If we fail to compete successfully against telecommunications equipment and networking companies, our ability to increase our revenues and achieve profitability will be impaired”; and “Our credit agreement with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto, first dated as of June 27, 2014 and as amended on June 26, 2015 (the “Credit Agreement”), contains financial and operating restrictions that may limit our access to credit. If we fail to comply with covenants in the Credit Agreement, we may be required to repay any potential indebtedness thereunder, which may have an adverse effect on our liquidity”, which reflect material developments subsequent to the discussion of risk factors included in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2015.  Except for the three risk factors noted above, there have been no material changes in our assessment of our risk factors from those set forth in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2015.  For convenience, all of our risk factors are included below.

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

Equipment purchases by communications service providers and enterprises continue to be unpredictable. Additionally, as with other telecommunications product suppliers, we typically recognize a portion of our revenue in a given quarter from sales booked and shipped in the last weeks of that quarter. As a result, delays in customer orders may result in delays in shipments and recognition of revenue beyond the end of a given quarter. Additionally, it can be difficult for us to predict the timing of receipt of major customer orders, and we are unable to control timing decisions made by our customers. Consequently, our quarterly operating results are difficult to predict even in the near term and a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. Therefore, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock could decline substantially. Such a stock price decline could also occur when we have met our publicly stated revenue and/or earnings guidance.

A significant portion of our operating expenses is fixed in the short term. If revenues for a particular quarter are below expectations, we may not be able to reduce costs and expenses proportionally for that quarter. Any such revenue shortfall would, therefore, have a significant effect on our operating results for that quarter.

We have incurred net losses and may incur additional net losses.

We incurred net losses in each of the first two quarters of 2015, as well as in fiscal years 2014, 2013 and 2012. We may incur additional net losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

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

Our future success will depend on our ability to attract additional customers beyond our current customer base. In 2014, 2013 and 2012, one customer, AT&T, contributed more than 10% of our revenue, representing approximately 19% of our revenue in 2014, 15% of our revenue in 2013 and 20% of our revenue in 2012. Factors that may affect our ability to grow our customer base include but are not limited to the following:

•	economic conditions that discourage potential new customers from making the capital investments required to adopt new technologies;

•	deterioration in the general financial condition of service providers and enterprises, or their ability to raise capital or access lending sources;

•	new product introductions by our competitors; and

•	the development of our channel program.

If we are unable to expand our customer base, we will be forced to rely on generating recurring revenue from existing customers, which may not be successful. We expect to derive an increasing percentage of our revenue from engagements with our value-added resellers ("VAR") and global system integration partners; however, in the foreseeable future, the majority of our revenue will continue to depend on sales of our products to a limited number of existing customers or sales to customers with lower per-order revenue than those generated from our historical sales. Factors that may affect our ability to generate recurring revenues from our existing customers include but are not limited to the following:

•	customer willingness to implement our products;

•	the timing of industry transitions to new network technologies;

•	acquisitions of or by our customers;

•	delays or difficulties that we may incur in completing the development and introduction of our planned products or product enhancements;

•	failure of our products to perform as expected; and

•	difficulties we may incur in meeting customers' delivery requirements or with software development, hardware design, manufacturing or marketing of our products and/or services.

The loss of any significant customer, or any substantial reduction in purchase orders or deferral of purchasing decisions from these customers could materially and adversely affect our consolidated financial statements.

We continue to enhance our sales strategy, which we expect will include more significant engagements with VAR and global system integration partners to resell our products and services. Disruptions to, or our failure to effectively develop and manage, these partners and the processes and procedures that support them could adversely affect our ability to generate revenues from the sale of our products and services. If we do not have adequate personnel, experience and resources to manage the relationships with these partners and to fulfill our responsibilities under such arrangements, such shortcomings could lead to the decrease of the sales of our products and services and our operating results could suffer.

We continue to enhance our sales strategy, which we expect will include more significant engagements with VAR, certain channel partners and system integrators to resell our products and services. Our future success is dependent upon establishing and maintaining successful relationships with a variety of distributors and value-added distribution, VAR and systems integration partners. We may also need to pursue strategic partnerships with vendors who have broader technology or product offerings in order to compete with end-to-end solution providers. In addition, many of the enterprise markets we are pursuing require a broad network of resale partners in order to achieve effective distribution.

Many of our distribution and channel partners sell competitive products and services and the loss of, or reduction in sales by, these partners could materially reduce our revenues. Our sales through channel partners typically involve the use of our products as components of a larger solution being implemented by the systems integrator. In these instances, the purchase and sale of our products are dependent on the channel partner, who typically controls the timing, prioritization and implementation of the project. Project delays, changes in priority or solution re-design decisions by the systems integrator can adversely affect our product sales. If we fail to maintain relationships with our distribution, VAR and systems integration partners; fail to develop new relationships with other partners in new markets; fail to manage, train or provide incentives to our existing partners effectively; or if these partners are not successful in their sales efforts, sales of our products and services may decrease and our operating results could suffer. Moreover, if we do not have adequate personnel, experience and resources to manage the relationships with our partners and to fulfill our responsibilities under such arrangements, any shortcomings could have a material adverse impact on our business and consolidated financial statements.

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

Success in our industry requires large investments in technology and creates exposure to rapid technological and market changes. We spend a significant amount of time, money and resources both developing new technology, products and solutions and acquiring new businesses or business assets, as applicable, such as NET in August 2012 and PT in February 2014. In January 2015, we acquired from Treq Labs, Inc. ("Treq") certain assets related to Treq's business of designing, developing, marketing, selling, servicing and maintaining software-defined networking ("SDN") technology, SDN controller software and SDN management software (the "SDN Business"). Our strategic plan includes a significant shift in our investments from mature technologies that previously generated significant revenue for us toward certain next-generation technologies as well as working with more channel partners to sell our products. In order for us to be successful, our technologies, products and solutions must be accepted by relevant standardization bodies and by the industry as a whole. Our choices of specific technologies to pursue, and those to de-emphasize, may prove to be inconsistent with our customers' investment spending. Our success also depends upon our ability to integrate new and acquired products and services, as well as our ability to enhance our existing products and services. Moreover, if we invest in the development of technologies, products and solutions that do not function as expected, are not adopted by the industry, are not ready in time, are not accepted by our customers as quickly as anticipated or are not successful in the marketplace, our sales and earnings may suffer and, as a result, our stock price could decline. As technology advances, we may not be able to respond quickly or effectively to developments in the market for our products, or new industry standards may emerge and could render our existing or future products and services obsolete. If our products and services become technologically obsolete or if we are unable to develop successor products and services that are accepted by our customers, we may be unable to sell our products and services in the marketplace and face declines in sales. We may also experience difficulties with software development, hardware design, manufacturing or marketing that could delay or prevent our development, introduction or marketing of new products and enhancements.

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

In 2012, the macro-environment for our media gateway trunking business faced significant declining revenues that happened faster than we were anticipating. In 2014 and 2013, we continued to experience significant declines in customer spending in our media gateway trunking business, and these declines have continued to date. Even though we are still transforming our company from a media gateway trunking business to an SBC and DSC business, a portion of our current revenue remains dependent upon the commercial success of our voice infrastructure products, which we believe will remain true for the foreseeable future. If the market for these products continues to significantly decline and if our SBC and DSC sales do not accelerate as quickly as we forecast, our operating results could suffer.

While we continue to transform our company from a media gateway trunking business to a Session Border Controller ("SBC") and Diameter Signaling Controller ("DSC") business, a portion of our current revenue still depends upon the commercial success of our TDM-to-IP and our all-IP voice infrastructure products and solutions, and we believe this will remain true for the foreseeable future. If the market for these products continues to significantly decline and if our SBC and DSC sales do not accelerate as quickly as we forecast, our operating results could suffer.

Restructuring activities could adversely affect our ability to execute our business strategy.

We recorded restructuring expense of $19.9 million in the aggregate in the first half of 2015 and fiscal years 2014, 2013 and 2012, comprised of $14.8 million for severance and related costs, $4.6 million for the consolidation of certain facilities and $0.5 million for the write-off of assets associated with the headcount reduction and facilities consolidations. We initiated a new restructuring plan in April 2015 pursuant to which we expect to reduce our workforce by approximately 150 positions, or 12.5% of our worldwide workforce.

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

We may fail to realize the anticipated benefits from our acquisitions of PT and/or the SDN Business on a timely basis, or at all, for a variety of reasons, including but not limited to the following:

•	problems or delays in assimilating or transitioning to us the acquired assets, operations, systems, processes, controls, technologies, products or personnel;

•	loss of acquired customer accounts;

•	unanticipated costs associated with the acquisitions;

•
failure to identify in the due diligence process or assess the magnitude of certain liabilities we assumed in the acquisitions, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes due, significant issues with product quality or development or other adverse effects on our business or consolidated financial statements;

•	multiple or overlapping product lines as a result of the acquisitions that are offered, priced and supported differently, which could cause customer confusion and delays;

•	higher than anticipated costs in continuing support and development of acquired products;

•	diversion of management’s attention from our core business and the challenges of managing larger and more widespread operations from the acquisitions;

•
adverse effects on existing business relationships of Sonus, PT and/or the SDN Business with respective suppliers, licensors, contract manufacturers, customers, distributors, resellers and industry experts;

•	significant impairment, exit and/or restructuring charges if the products or technologies acquired in the acquisitions do not meet our sales expectations or are unsuccessful;

•	insufficient revenue to offset increased expenses associated with the acquisitions;

•	risks associated with entering markets in which we have no or limited prior experience;

•	potential loss of the employees we acquired in the acquisitions or our own employees; and/or

•	failure to properly integrate internal controls and financial systems of the combined companies.

If we are not able to successfully manage these issues, the anticipated benefits and efficiencies of the PT and/or the SDN Business acquisitions may not be realized fully or at all, or may take longer to realize than expected, and our ability to compete, our revenue and gross margins and our results of operations may be adversely affected.

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

We historically have used stock options and restricted stock as a significant component of our employee compensation program in order to align our employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. In 2007, our stockholders approved our 2007 Stock Incentive Plan (the "2007 Plan") which includes a limited amount of shares to be granted under such plan. Our stockholders approved amendments to the 2007 Plan in June 2010, June 2013, December 2014 and June 2015.

If our stockholders do not approve future amendments that we determine are needed to the 2007 Plan or adopt a new stock incentive plan, the limited number of shares available for use as equity incentives to employees may make it more difficult for us to attract, retain and motivate key personnel.

Worldwide efforts to contain capital spending, general uncertainty as to continued economic growth during the current post-recessionary global economy, the possibility of another recession and a continued weakened global economy could have a material adverse effect on us.

One factor that significantly affects our operating results is the impact of economic conditions on the willingness of our current and potential customers to make capital investments. Given the general uncertainty as to continued economic growth during the current post-recessionary global economy, we believe that customers continue to be cautious about sustained economic growth and have tried to maintain or improve profitability through cost control and constrained capital spending, which places additional pressure on IT departments to demonstrate acceptable return on investment. Some of our current or prospective customers may cancel or delay spending on the development or roll-out of capital and technology projects with us due to economic uncertainty and, consequently, our results of operations may be adversely affected. In addition, current uncertain worldwide economic and political environments make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand, which could result in an inability to satisfy demand for our products and a loss of market share. Our revenues are likely to decline in such circumstances and our profit margins could erode, or we could incur significant losses.

Moreover, economic conditions worldwide may contribute to slowdowns in the communications and networking industries, as well as to specific segments and markets in which we operate, resulting in:

•	reduced demand for our products and services as a result of our customers choosing to refrain from building capital intensive networks;

•	increased price competition for our products, not only from our competitors, but also as a consequence of customers disposing of unutilized products;

•	risk of excess and obsolete inventories;

•	excess facilities and manufacturing capacity; and/or

•	higher overhead costs as a percentage of revenue and higher interest expense.

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

Competition in the telecommunications market is intense. This market has historically been dominated by large incumbent telecommunications equipment companies, such as Ericsson LM Telephone Company and Huawei Technologies Co. Ltd., both of which are our direct competitors. We also face competition from other telecommunications and networking companies, including Alcatel Lucent, ALOE Systems Inc., AudioCodes Ltd., Avaya Inc., Cisco Systems, Inc., Dialogic Inc., F5 Networks, Inc., GENBAND Inc., Metaswitch Networks, Mitel Networks Corporation, Nokia Siemens Network (NSN), Oracle Corporation, Sansay, Inc., Technicolor SA and ZTE Corporation, all of which design competing products. These or other competitors may also merge, intensifying competition. Additional competitors with significant financial resources may enter our markets and further intensify competition.

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

To achieve market acceptance for our products, we must effectively anticipate, and adapt in a timely manner to, customer requirements and offer products and services that meet changing customer demands. Prospective customers may require product features and capabilities that our current products do not have. The introduction of new or enhanced products also requires that we carefully manage the transition from older products in order to minimize disruption in customer ordering patterns and ensure that adequate supplies of new products can be delivered to meet anticipated customer demand. If we fail to develop products and offer services that satisfy customer requirements or if we fail to effectively manage the transition from older products, our ability to create or increase demand for our products and services could be seriously harmed and we may lose current and prospective customers.

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

The market for technology stocks has been, and will likely continue to be, volatile. The following factors, among others, could cause the market price of our common stock to fluctuate significantly:

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

Our credit agreement with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto, first dated as of June 27, 2014 and as amended on June 26, 2015 (the “Credit Agreement”), contains financial and operating restrictions that may limit our access to credit. If we fail to comply with covenants in the Credit Agreement, we may be required to repay any potential indebtedness thereunder, which may have an adverse effect on our liquidity.

The Credit Agreement provides us with a revolving credit facility of up to $15 million. Provisions in the Credit Agreement impose limitations on our ability to, among other things:

•	incur additional indebtedness;

•	create liens;

•	enter into transactions with affiliates;

•	dispose of assets;

•	make certain investments; and

•	merge or consolidate.

In addition, we are required to meet certain financial covenants customary for financings of this type. Our failure to comply with these covenants in the future may result in the declaration of an event of default, which could cause us to be unable to borrow under the Credit Agreement or result in the acceleration of the maturity of indebtedness outstanding under the Credit Agreement at such time. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. We are also subject to a 0.15% commitment fee on any unused commitments available for borrowing.

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

Substantial litigation over intellectual property rights exists in the telecommunications industry. We expect that we could be increasingly subject to third-party infringement claims as our revenue increases, the number of competitors grows and/or the functionality of products and technology in different industry segments overlaps. Third parties may currently have, or may eventually be issued, patents on which our current or future products or technologies may infringe. For example, there has been an increase in the industry of third-party infringement claims brought by Non-Practicing Entities, also known as patent trolls.

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

From time to time, we are subject to claims and litigation regarding intellectual property rights or other claims, which could seriously harm our business and require us to incur significant costs. On April 6, 2015, Ming Huang, a purported shareholder of the Company (the "Plaintiff"), filed a Class Action Complaint alleging violations of the federal securities laws (the "Complaint") in the United States District Court for the District of New Jersey (Civil Action No. 3:15-02407), against the Company and two of its officers, Raymond P. Dolan, the Company's President and Chief Executive Officer, and Mark T. Greenquist, the Company's Chief Financial Officer (collectively, the "Defendants"). The Plaintiff claims to represent purchases of the Company's common stock during the period from October 23, 2014 and March 25, 2015 and seeks unspecified damages. The principal allegation contained in the Complaint is the claim that the Defendants made misleading forward-looking statements concerning the Company's first quarter 2015 financial performance. In the past, we have also been named as a defendant in other securities class action and derivative lawsuits. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these lawsuits. Defending against litigation may require significant attention and resources of management. Regardless of the outcome, such litigation could result in significant legal expenses.

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

Any provision of our amended and restated certificate of incorporation, our amended and restated by-laws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock. Although we believe that our amended and restated certificate of incorporation, our amended and restated bylaws and provisions of Delaware law provide an opportunity for the Board of Directors to assure that our stockholders realize full value for their investment, they could have the effect of delaying or preventing a change of control that some stockholders may consider beneficial.

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

•	challenging pricing environments in highly competitive new markets;

•	foreign currency exchange controls, restrictions on repatriation of cash and changes in currency exchange rates;

•	potentially adverse tax consequences; and

•	political, social and economic instability, including as a result of the fragility of global financial markets, health pandemics or epidemics and/or acts of war or terrorism.

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

Our business depends upon highly skilled technical, managerial, engineering, sales, marketing and customer support personnel. Competition for these personnel is intense, especially during times of economic recovery or growth. Any failure to hire, assimilate in a timely manner and retain needed qualified personnel, particularly engineering and sales personnel, could impair our growth and make it difficult to meet key objectives, such as timely and effective product introductions. These risks may be heightened by the cost reduction initiative we announced in April 2015.

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

We have had three executive departures in 2015: the departures of our Vice President and General Manager, Global Services, our Chief Information Officer and our Vice President, Global Marketing. We had one executive departure in 2014: the departure of our Executive Vice President of Strategy and Go-to-Market. We had two executive departures in 2013: the departures of our former Senior Vice President, Global Services and Systems Management and our Senior Vice President and Chief Financial Officer. We had two executive departures in 2012: the departures of our Senior Vice President of Engineering and Chief Technology Officer and our Vice President of Human Resources. While we have since hired replacements and/or promoted certain individuals, there is always a risk of uncertainty and instability relating to our ability to find highly qualified successors for certain executive positions and to transition the duties and responsibilities of any departing key executive in an orderly manner.

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

We test our products before they are deployed. However, because our larger scale products are sophisticated and designed to be deployed in complex networks, they may have errors or defects that we find only after full deployment, which could seriously harm our business.

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

Until recently, a majority of NET's government sales has involved the Promina and NX TDM products and the VX VoIP Secure Voice Gateway, for which sales have declined substantially in recent periods. While governmental agencies have purchased and are evaluating some of our new products for broader deployment, this new line of business may not develop quickly, if at all, or be sufficient to offset future declines in sales of these legacy products. Spending by government customers fluctuates based on budget allocations and the timely passage of the annual federal budget.

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

A limited portion of the revenue generated from our government customers is based on our contract with the General Services Administration (“GSA”). This contract imposes significant compliance and reporting obligations on us. The contract also establishes a fixed price under which government customers may purchase our products and provides for automatic mandatory price reductions upon certain events. In addition, the GSA can impose financial penalties for non-compliance. If we are unable to comply with the GSA or if the fixed prices under which government customers may purchase our products is insufficient to cover the costs of making such products, our revenue and gross margins and our results of operations may be adversely affected.

Consolidation in the telecommunications industry could harm our business.

The telecommunications industry has experienced consolidation, including the acquisition of Mavenir Systems, Inc. by Mitel Networks Corporation in April 2015, the acquisition of Dialogic Inc. by Novacap TMT IV, L.P. in 2014 and the acquisitions of Acme Packet, Inc. and Tekelec by Oracle Corporation in 2013, and we expect this trend to continue. Consolidation among our customers may cause delays or reductions in capital expenditure plans and/or increased competitive pricing pressures as the number of available customers declines and the relative purchasing power of customers increases in relation to suppliers. Any of these factors could adversely affect our business.

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

A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements, taxation rules and varying interpretations of accounting pronouncements or taxation rules have occurred in the past and may occur in the future. The change to existing rules, future changes, if any, or the need for us to modify a current tax position may adversely affect our reported financial results or the way we conduct our business. For example, a new revenue recognition standard was issued in 2014 which will be effective for companies in 2018, and could have a material impact on our consolidated financial statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
March 28, 2015 to April 24, 2015	—	$—	—	$16,762,242
April 25, 2015 to May 22, 2015	20,842	$7.88	—	$16,762,242
May 23, 2015 to June 26, 2015	401	$7.90	—	$16,762,242
Total	21,243	$7.88	—	$16,762,242

(1) Upon vesting of restricted stock awards, our employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. During the second quarter of fiscal 2015, 21,243 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

(2) We did not repurchase any shares under our stock buyback program announced on July 29, 2013 (the "2013 Buyback Program") between March 28, 2015 and June 26, 2015. Under the 2013 Buyback Program, our Board of Directors has authorized the repurchase of up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. We may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The 2013 Buyback Program may be suspended or discontinued at any time. The 2013 Buyback Program is being funded using our working capital.

(3) Represents amounts that remain available for repurchases under the 2013 Buyback Program.

Item 5. Other Information

We held our annual meeting of stockholders on June 11, 2015. At the annual meeting, our stockholders approved amendments (the "Amendment") to our 2007 Stock Incentive Plan, as amended (the "2007 Plan") to:

•	Increase the aggregate number of shares of our common stock authorized for issuance under the 2007 Plan by 1,400,000 shares;

•
Require that no new award issued under the 2007 Plan shall vest earlier than the first anniversary of its date of grant; provided, however, that the minimum vesting requirement shall not apply to an aggregate of up to 5% of the maximum number of shares of our common stock authorized for issuance under the 2007 Plan; and

•
Revise the rate at which restricted stock, restricted stock units, performance awards and other stock unit awards, which we refer to collectively as full value awards, are counted against the shares of common stock available for issuance under the 2007 Plan from 1.57 shares for every one share issued in connection with such award to 1.61 shares for every one share issued in connection with such award. Shares of common stock subject to awards that were granted under either of the 1.5 or 1.57 times ratio that applied at the time such awards were granted would return to the 2007 Plan upon forfeiture of such awards at the previous ratio of 1.5 or 1.57, as applicable.

The Amendment had previously been approved by our Board of Directors subject to stockholder approval.

The above description of the Amendment is qualified in its entirety by reference to: (i) the complete text of the Amendment, a copy of which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference; and (ii) the complete text of the 2007 Plan marked to show the changes made by the Amendment, which is included as Appendix B to our Definitive Proxy Statement on Form DEF 14A, filed with the SEC on April 29, 2015, and is incorporated herein by reference.

Item 6.    Exhibits

Exhibit No.		Description
10.1	* +	Amendment to Sonus Networks, Inc. 2007 Stock Incentive Plan, as amended.
10.2
First Amendment to Credit Agreement, dated as of June 26, 2015, by and between Sonus Networks, Inc., as borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Lender (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed June 30, 2015 with the SEC).

10.3	* +	Employment Agreement between Sonus Networks, Inc. and Peter Polizzi, dated June 13, 2013.
10.4	* +	Separation Agreement between Sonus Networks, Inc. and Peter Polizzi, dated May 1, 2015.
10.5	* +	Consulting Agreement between Sonus Networks, Inc. and Peter Polizzi, dated May 1, 2015.
31.1	*	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

_______________________________________

*	Filed herewith.

#	Furnished herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2015	SONUS NETWORKS, INC.

By:	/s/ Mark T. Greenquist
Mark T. Greenquist Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

10.1	* +	Amendment to Sonus Networks, Inc. 2007 Stock Incentive Plan, as amended.
10.2
First Amendment to Credit Agreement, dated as of June 26, 2015, by and between Sonus Networks, Inc., as borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Lender (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed June 30, 2015 with the SEC).

10.3	* +	Employment Agreement between Sonus Networks, Inc. and Peter Polizzi, dated June 13, 2013.
10.4	* +	Separation Agreement between Sonus Networks, Inc. and Peter Polizzi, dated May 1, 2015.
10.5	* +	Consulting Agreement between Sonus Networks, Inc. and Peter Polizzi, dated May 1, 2015.
31.1	*	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

_______________________________________

*	Filed herewith.

#	Furnished herewith.

+	Management contract or compensatory plan or arrangement.