Form 10-Q
period 2015-09-25
SONUS NETWORKS INC
filed 2015-10-30
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2015
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

As of October 23, 2015, there were 49,739,312 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 25, 2015

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
SONUS NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 25, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$44,773	$41,157
Marketable securities	65,082	64,443
Accounts receivable, net of allowance for doubtful accounts of $10 at September 25, 2015 and $58 at December 31, 2014	51,278	62,943
Inventory	24,187	22,114
Deferred income taxes	1,022	991
Other current assets	15,389	15,239
Total current assets	201,731	206,887
Property and equipment, net	14,793	17,845
Intangible assets, net	28,219	22,594
Goodwill	40,310	39,263
Investments	17,067	42,407
Deferred income taxes	990	1,043
Other assets	2,082	2,596
	$305,192	$332,635
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,184	$7,497
Accrued expenses	30,404	32,149
Current portion of deferred revenue	41,087	36,967
Current portion of long-term liabilities	711	794
Total current liabilities	77,386	77,407
Deferred revenue	7,254	8,009
Deferred income taxes	2,162	1,623
Other long-term liabilities	2,922	5,246
Total liabilities	89,724	92,285
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value per share; 120,000,000 shares authorized; 49,737,550 shares issued and outstanding at September 25, 2015; 49,357,033 shares issued and outstanding at December 31, 2014	50	49
Additional paid-in capital	1,237,817	1,226,226
Accumulated deficit	(1,027,945)	(991,347)
Accumulated other comprehensive income	5,546	5,422
Total stockholders' equity	215,468	240,350
	$305,192	$332,635

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Revenue:
Product	$42,230	$44,900	$94,137	$135,885
Service	25,632	28,316	78,571	83,643
Total revenue	67,862	73,216	172,708	219,528
Cost of revenue:
Product	13,158	15,074	36,075	45,548
Service	8,992	10,240	27,277	32,367
Total cost of revenue	22,150	25,314	63,352	77,915
Gross profit	45,712	47,902	109,356	141,613
Operating expenses:
Research and development	19,335	20,693	58,642	60,586
Sales and marketing	16,507	20,350	53,812	58,713
General and administrative	11,074	10,901	30,742	34,082
Acquisition-related	—	—	131	1,306
Restructuring	158	673	1,306	2,233
Total operating expenses	47,074	52,617	144,633	156,920
Loss from operations	(1,362)	(4,715)	(35,277)	(15,307)
Interest income (expense), net	82	(35)	90	50
Other income, net	133	5	183	2,330
Loss before income taxes	(1,147)	(4,745)	(35,004)	(12,927)
Income tax provision	(749)	(468)	(1,594)	(1,736)
Net loss	$(1,896)	$(5,213)	$(36,598)	$(14,663)
Loss per share:
Basic	$(0.04)	$(0.11)	$(0.74)	$(0.29)
Diluted	$(0.04)	$(0.11)	$(0.74)	$(0.29)
Shares used to compute loss per share:
Basic	49,625	49,291	49,512	50,561
Diluted	49,625	49,291	49,512	50,561

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Net loss	$(1,896)	$(5,213)	$(36,598)	$(14,663)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	59	(159)	11	(98)
Unrealized gain (loss) on available-for sale marketable securities, net of tax	33	(81)	113	(153)
Other comprehensive income (loss), net of tax	92	(240)	124	(251)
Comprehensive loss, net of tax	$(1,804)	$(5,453)	$(36,474)	$(14,914)

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 25, 2015	September 26, 2014
Cash flows from operating activities:
Net loss	$(36,598)	$(14,663)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	9,646	8,708
Amortization of intangible assets	4,975	3,402
Stock-based compensation	16,902	19,213
Loss on disposal of property and equipment	112	252
Deferred income taxes	514	677
Changes in operating assets and liabilities:
Accounts receivable	11,623	9,225
Inventory	(2,076)	5,865
Other operating assets	1,282	2,120
Accounts payable	(2,329)	(4,314)
Accrued expenses and other long-term liabilities	(5,733)	(16)
Deferred revenue	3,379	(2,387)
Net cash provided by operating activities	1,697	28,082
Cash flows from investing activities:
Purchases of property and equipment	(6,417)	(7,886)
Business acquisition, net of cash acquired	(10,897)	(35,022)
Divestiture of business	—	2,000
Purchases of marketable securities	(25,577)	(84,226)
Maturities/sales of marketable securities	49,328	155,036
Proceeds from the sale of fixed assets	—	266
Net cash provided by investing activities	6,437	30,168
Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	2,378	2,882
Proceeds from exercise of stock options	1,757	9,314
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(2,314)	(1,711)
Repurchase of common stock	(6,083)	(89,919)
Principal payments of capital lease obligations	(62)	(64)
Net cash used in financing activities	(4,324)	(79,498)
Effect of exchange rate changes on cash and cash equivalents	(194)	(257)
Net increase (decrease) in cash and cash equivalents	3,616	(21,505)
Cash and cash equivalents, beginning of year	41,157	72,423
Cash and cash equivalents, end of period	$44,773	$50,918
Supplemental disclosure of cash flow information:
Interest paid	$46	$45
Income taxes paid	$833	$1,738
Income tax refunds received	$312	$37
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$556	$90
Business acquisition purchase consideration - assumed equity awards	$—	$1,671

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) BASIS OF PRESENTATION

Business

Sonus Networks, Inc. (“Sonus” or the “Company”) is a leading provider of networked solutions for communications service providers (e.g., telecommunications, wireless and cable service providers) and enterprises to help them advance, protect and unify their communications and improve collaboration. Sonus helps many of the world's leading communications service providers and enterprises embrace the next generation of Session Initiation Protocol ("SIP") and 4G/LTE (Long Term Evolution)-based solutions, including Voice over IP ("VoIP") video and Unified Communications ("UC") through secure, reliable and scalable Internet Protocol ("IP") networks. Sonus' products include session border controllers ("SBCs"), diameter signaling controllers ("DSCs"), policy/routing servers, network intelligence applications (VellOS, which is designed to provide Network-as-a-Service ("NaaS")), media and signaling gateways and network analytics tools.

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

During the preparation of the Company's consolidated financial statements for the three month period ended June 26, 2015, the Company identified an error related to the historical foreign translation of depreciation expense on certain foreign fixed assets that resulted in a historical understatement of expense in prior fiscal years totaling $1.4 million on a cumulative basis. There is no tax effect on these expenses as the amounts were calculated in the appropriate foreign currencies. The Company does not believe this error is material to its previously issued historical consolidated financial statements for any of the periods impacted and accordingly, has not adjusted its historical financial statements. The Company recorded the cumulative impact of the adjustment in the three months ended June 26, 2015. This adjustment resulted in a one-time $1.4 million overstatement of depreciation expense, which is included in the Company's condensed consolidated statement of operations for the nine months ended September 25, 2015. The Company does not believe this adjustment is material to its condensed consolidated financial statements for the periods presented.

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

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the three or nine months ended September 25, 2015.

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

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash equivalents, marketable securities, investments, accounts receivable, accounts payable and other long-term liabilities, approximate their fair values.

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

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"), which eliminates the requirement to restate prior periods to reflect adjustments made to provisional amounts recognized in a business combination. Under ASU 2015-16, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than retrospectively, as had previously been required. ASU 2015-16 also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for the Company beginning January 1, 2016. The adoption of ASU 2015-16 is not expected to have a material impact on the Company's consolidated financial statements.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 simplifies the measurement of inventory by requiring entities to measure most inventory at the lower of cost and net realizable value, replacing the previous requirement to measure most inventory at the lower of cost or market. ASU 2015-11 does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. ASU 2015-11 is effective for the Company for both interim and annual reporting periods beginning January 1, 2017. The adoption of ASU 2015-11 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidelines for determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for the Company for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (“ASU 2014-12”). ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent upon the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. ASU 2014-12 does not contain any new disclosure requirements. ASU 2014-12 is effective for the Company beginning January 1, 2016. The adoption of ASU 2014-12 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB ASC. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property, plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the original effective date of interim and annual reporting periods by one year. As a result, public entities would not be required to apply the new revenue standard until annual reporting periods beginning after December 15, 2017. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its consolidated financial statements.

(2) BUSINESS ACQUISITIONS

Treq Labs, Inc.

On the Treq Asset Acquisition Date, the Company acquired from Treq its SDN Business. The SDN Business provides solutions that optimize networks for voice, video and UC for both enterprise and service provider customers. The Company believes that the acquisition of the SDN Business will accelerate Sonus' delivery of its SDN strategy. In consideration for the acquisition of the SDN Business, Sonus paid $10.1 million in cash on the Treq Asset Acquisition Date, with an additional

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

consideration payment of $750,000 paid on July 2, 2015 and a second additional consideration payment of $750,000 due on January 4, 2016. The Company also entered into an Earn-Out Agreement, dated as of January 2, 2015, with Treq and Karl F. May, the seller representative in the transaction (the "Earn-Out Agreement"), under which the Company has agreed to issue up to an aggregate of 1.3 million shares of common stock over a three-year period subsequent to the Treq Asset Acquisition Date if aggregate revenue thresholds of at least $60 million are achieved by the SDN Business during that period, and up to an aggregate of an additional 2.2 million shares (3.5 million shares in total) if aggregate revenue thresholds of at least $150 million are achieved by the SDN Business during that period. If the initial revenue thresholds are not met, no shares will be issued. Based on historical and forecasted sales, no incremental contingent consideration was recorded either initially as of the Treq Asset Acquisition Date or through September 25, 2015. Any shares issued pursuant to the Earn-Out Agreement will be issued in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), and will be subsequently registered for resale under the Securities Act by the Company.

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

A summary of the purchase consideration for the SDN Business is as follows (in thousands):

Fair value of consideration transferred:
Cash, net of cash acquired	$10,897
Unpaid purchase consideration	750
Fair value of total consideration	$11,647
Fair value of assets acquired and liabilities assumed:
Intangible assets:
In-process research and development	$9,100
Developed technology	1,500
Goodwill	1,047
$11,647

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to preliminarily value the acquired in-process research and development and developed technology intangible assets. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company's estimates of technology attrition and revenue growth projections. During the three months ended September 25, 2015, the Company began to record amortization expense in connection with certain of the in-process research and development intangible assets related to a product that became generally available in the quarter and accordingly, reclassified the asset with a cost basis of $7.5 million to its developed technology intangible assets. The Company will begin to amortize the remaining in-process research and development intangible asset at the time that the related product becomes generally available. Once the products become generally available, the Company will amortize the identifiable intangible assets in relation to the expected cash flows from the individual intangible assets over their respective useful lives (see Note 6).

The actual results of the SDN Business for the period since the Treq Asset Acquisition Date were not material to the Company's financial results and accordingly, the Company has not provided pro forma information.

Performance Technologies, Incorporated

On the PT Acquisition Date, the Company acquired all of the outstanding common stock of PT for cash consideration of $35.0 million, or $3.75 per share of PT common stock. This acquisition has enabled Sonus to expand and diversify its overall portfolio to include both legacy signaling and an integrated, virtualized Diameter and SIP-based signaling technology and acquire expertise to enable mobile service providers to offer new real-time multimedia services through their mobile, cloud-

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

based infrastructure. Delivering these services across the LTE next-generation mobile networks requires adoption of the next-generation signaling technology known in the industry as Diameter Signal.

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

Acquisition-Related Expenses

Acquisition-related expenses include those expenses related to acquisitions that would otherwise not have been incurred by the Company. These expenses include professional and services fees, such as legal, audit, consulting, paying agent and other fees, as well as cash payments to certain employees of acquired companies in connection with change of control agreements. The amount recorded in the nine months ended September 25, 2015 relates to professional fees in connection with the acquisition of the SDN Business. The amount recorded in the nine months ended September 26, 2014 represents professional and services fees and expenses related to cash payments to certain former PT executives under their respective change of control agreements in connection with the PT acquisition.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The components of acquisition-related costs included in the Company's results of operations for the nine months ended September 25, 2015 and September 26, 2014 are as follows (in thousands):

	Nine months ended
	September 25, 2015	September 26, 2014
Professional and services fees	$131	$1,057
Change of control agreements	—	249
	$131	$1,306

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

The calculations of shares used to compute basic and diluted loss per share are as follows (in thousands):

	Three months ended		Nine months ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Weighted average shares outstanding—basic	49,625	49,291	49,512	50,561
Potential dilutive common shares	—	—	—	—
Weighted average shares outstanding—diluted	49,625	49,291	49,512	50,561

Options to purchase the Company's common stock, unvested shares of restricted stock, unvested shares of performance-based stock and shares in connection with future purchases under the Company's Amended and Restated 2000 Employee Stock Purchase Plan, as amended (the "ESPP"), aggregating 8.6 million shares for the three and nine months ended September 25, 2015 and 8.4 million shares for the three and nine months ended September 26, 2014 have not been included in the computation of diluted loss per share because their effect would have been antidilutive.

(4) CASH EQUIVALENTS AND INVESTMENTS

The Company invests in debt instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

During the three months ended March 28, 2014, the Company sold $45.9 million of its available-for-sale securities and realized gross gains aggregating $46,000, which are included as a component of Other income (expense), net in the Company's condensed consolidated statement of operations for the nine months ended September 26, 2014. The Company did not realize any gross losses on these sales. In addition, $41.7 million of the Company's available-for-sale securities matured during the three months ended March 28, 2014 and were redeemed upon maturity. The Company did not sell any of its available-for-sale securities during the three or nine months ended September 25, 2015 or the three months ended September 26, 2014.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Investments with continuous unrealized losses for one year or greater at September 25, 2015 were nominal. Since the Company currently does not intend to sell these securities and does not believe it will be required to sell any securities before they recover in value, it does not believe these declines are other-than-temporary.

On a quarterly basis, the Company reviews its marketable securities and investments to determine if there have been any events that could create a credit impairment. Based on its reviews, the Company does not believe that any impairment existed with its current holdings at September 25, 2015.

The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt securities and investments at September 25, 2015 and December 31, 2014 were comprised of the following (in thousands):

	September 25, 2015
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$12,583	$—	$—	$12,583

Marketable securities
Municipal obligations	$4,227	$2	$(1)	$4,228
U.S. government agency notes	4,450	3	—	4,453
Corporate debt securities	51,329	13	(28)	51,314
Commercial paper	3,587	—	—	3,587
Certificates of deposit	1,500	—	—	1,500
	$65,093	$18	$(29)	$65,082
Investments
Municipal obligations	$2,131	$2	$—	$2,133
U.S. government agency notes	999	1	—	1,000
Corporate debt securities	13,955	1	(22)	13,934
	$17,085	$4	$(22)	$17,067

	December 31, 2014
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$11,653	$—	$—	$11,653

Marketable securities
Municipal obligations	$1,273	$1	$(1)	$1,273
U.S. government agency notes	4,016	—	—	4,016
Corporate debt securities	40,921	2	(59)	40,864
Commercial paper	9,340	—	—	9,340
Certificates of deposit	8,950	—	—	8,950
	$64,500	$3	$(60)	$64,443
Investments
Municipal obligations	$2,702	$1	$(3)	$2,700
U.S. government agency notes	2,300	—	(1)	2,299
Corporate debt securities	35,897	4	(86)	35,815
Commercial paper	1,093	—	—	1,093
Certificates of deposit	500	—	—	500
	$42,492	$5	$(90)	$42,407

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Company's available-for-sale debt securities classified as Investments in the condensed consolidated balance sheets at September 25, 2015 and December 31, 2014 had maturity dates after one year but within two years or less from the balance sheet date.

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

The following table shows the fair value of the Company's financial assets at September 25, 2015 and December 31, 2014. These financial assets are comprised of the Company's available-for-sale debt securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the condensed consolidated balance sheets (in thousands):

		Fair value measurements at September 25, 2015 using:
	Total carrying value at September 25, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$12,583	$12,583	$—	$—

Marketable securities
Municipal obligations	$4,228	$—	$4,228	$—
U.S. government agency notes	4,453	—	4,453	—
Corporate debt securities	51,314	—	51,314	—
Commercial paper	3,587	—	3,587	—
Certificates of deposit	1,500	—	1,500	—
	$65,082	$—	$65,082	$—
Investments
Municipal obligations	$2,133	$—	$2,133	$—
U.S. government agency notes	1,000	—	1,000	—
Corporate debt securities	13,934	—	13,934	—
	$17,067	$—	$17,067	$—

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

(5) INVENTORY

Inventory consists of the following (in thousands):

	September 25, 2015	December 31, 2014
On-hand final assemblies and finished goods inventories	$19,928	$19,285
Deferred cost of goods sold	4,259	2,829
	$24,187	$22,114

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(6) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at September 25, 2015 and December 31, 2014 consist of the following (dollars in thousands):

September 25, 2015	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$1,600	$—	$1,600
Intellectual property	5.00	999	999	—
Developed technology	6.42	31,280	8,698	22,582
Customer relationships	5.57	10,040	6,003	4,037
Internal use software	3.00	730	730	—
	6.05	$44,649	$16,430	$28,219

December 31, 2014	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Intellectual property	5.00	$999	$999	$—
Developed technology	6.18	22,280	5,193	17,087
Customer relationships	5.57	10,040	4,695	5,345
Internal use software	3.00	730	568	162
	5.75	$34,049	$11,455	$22,594

________________
* An in-process research and development intangible asset has an indefinite life until the product is generally available, at which time such asset is reclassified to developed technology.

Amortization expense for intangible assets for the three and nine months ended September 25, 2015 and September 26, 2014 was as follows (in thousands):

	Three months ended		Nine months ended		Statement of operations classification
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Developed technology	$1,282	$639	$3,505	$1,822	Cost of revenue - product
Customer relationships	414	494	1,308	1,397	Sales and marketing
Internal use software	41	62	162	183	Cost of revenue - product
	$1,737	$1,195	$4,975	$3,402

During the three months ended September 25, 2015, the Company began to record amortization expense in connection with certain of the in-process research and development intangible assets related to a product that became generally available in the quarter and accordingly, reclassified the asset with a cost basis of $7.5 million to its developed technology intangible assets and determined that the reclassified asset has an estimated useful life of 7 years. The Company will begin to amortize the remaining in-process research and development intangible asset at the time that the related product becomes generally available. The Company will amortize the identifiable intangible assets in relation to the expected cash flows from the individual intangible assets over their respective useful lives, which the Company expects will occur over the next several quarters. Estimated future amortization expense for the Company's intangible assets at September 25, 2015 is as follows (in thousands):

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Years ending December 31,
Remainder of 2015	$2,132
2016	7,189
2017	7,281
2018	4,644
2019	3,611
Thereafter	3,362
$28,219

The changes in the carrying value of the Company's goodwill in the nine months ended September 25, 2015 and September 26, 2014 were as follows (in thousands):

Balance at January 1, 2015
Goodwill	$42,369
Accumulated impairment losses	(3,106)
39,263
Acquisition of SDN Business	1,047
Balance at September 25, 2015	$40,310

Balance at September 25, 2015
Goodwill	$43,416
Accumulated impairment losses	(3,106)
$40,310

Balance at January 1, 2014
Goodwill	$35,485
Accumulated impairment losses	(3,106)
32,379
Acquisition of PT	8,725
Sale of MPS business	(1,897)
Balance at September 26, 2014	$39,207

Balance at September 26, 2014
Goodwill	$42,313
Accumulated impairment losses	(3,106)
$39,207

(7) ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	September 25, 2015	December 31, 2014
Employee compensation and related costs	$18,121	$20,042
Other	12,283	12,107
	$30,404	$32,149

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(8) RESTRUCTURING ACCRUAL

2015 Restructuring Initiative

To better align the Company's cost structure to its current revenue expectations, in April 2015, the Company announced a cost reduction review. As part of this review, on April 16, 2015, the Company initiated a restructuring plan to reduce its workforce by approximately 150 positions, or 12.5% of its worldwide workforce (the "2015 Restructuring Initiative"). In connection with the 2015 Restructuring Initiative, the Company recorded $2.9 million of restructuring expense for severance and related costs in the three months ended June 26, 2015. The Company recorded an adjustment of $0.1 million in the three months ended September 25, 2015 for changes in severance amounts paid to certain individuals. A summary of the 2015 Restructuring Initiative accrual activity for the nine months ended September 25, 2015 is as follows (in thousands):

2015 Restructuring Initiative	Balance at January 1, 2015	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at September 25, 2015
Severance	$—	$2,899	$63	$(2,833)	$129

The Company expects that the remaining amounts accrued under the 2015 Restructuring Initiative will be paid in the fourth quarter of 2015.

2012 Restructuring Initiative

In August 2012, the Company announced that it had committed to a restructuring initiative to streamline operations and reduce operating costs by closing and consolidating certain facilities and reducing its worldwide workforce (the "2012 Restructuring Initiative"). The Company regularly reviews its restructuring accruals against expected cash expenditures to determine if adjustments are required. As a result of such reviews, the Company recorded credits to restructuring expense aggregating $1.7 million in the nine months ended September 25, 2015. This amount is comprised of a credit of $1.4 million recorded in the three months ended June 26, 2015 in connection with a settlement with the landlord of the Company's Fremont, California facility to vacate the facility without penalty or future payments and a credit of $0.3 million recorded in the three months ended March 27, 2015. The amount reversed in the three months ended March 27, 2015 is comprised of approximately $272,000 for facilities in connection with a settlement with the landlord of the Company's Dulles, Virginia facility for an amount that was lower than had previously been accrued and approximately $67,000 in connection with changes in the amounts of severance ultimately paid to certain individuals. The Company also recorded $0.1 million of restructuring expense in the three months ended September 25, 2015 related to vacating the Company's Rochester, New York facility.

The Company recorded $0.7 million of restructuring expense in the three months ended September 26, 2014 and $2.2 million in the nine months ended September 26, 2014 for severance and related costs in connection with reducing its workforce. A summary of the 2012 Restructuring Initiative accrual activity for the nine months ended September 25, 2015 is as follows (in thousands):

2012 Restructuring Initiative	Balance at January 1, 2015	Adjustments for changes in estimate	Cash payments	Balance at September 25, 2015
Severance	$1,682	$(67)	$(1,593)	$22
Facilities	3,652	(1,589)	(2,063)	—
	$5,334	$(1,656)	$(3,656)	$22

The Company expects that the remaining amounts for severance accrued under the 2012 Restructuring Initiative will be paid in the fourth quarter of 2015.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Balance Sheet Classification of Restructuring Accruals

The current portion of the restructuring accrual is included as a component of Accrued expenses in the Company's condensed consolidated balance sheets. The portion of restructuring payments due more than one year from the balance sheet date is included in Other long-term liabilities in the Company's condensed consolidated balance sheets. At September 25, 2015, all of the restructuring accrual was included in Accrued expenses, as there was no long-term portion. The long-term portion of accrued restructuring was $1.9 million at December 31, 2014.

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

The obligations of the Company under the Credit Agreement are guaranteed by Sonus International, Inc., Sonus Federal, Inc. and Network Equipment Technologies, Inc. ("NET") (collectively with the Company, the "Loan Parties") pursuant to a Master Continuing Guaranty and are secured by the assets of the Loan Parties pursuant to a Security and Pledge Agreement.

The Company did not have any amounts outstanding under the Credit Agreement at September 25, 2015.

(10) COMMON STOCK REPURCHASES AND UNDERWRITTEN OFFERING

Stock Buyback Program

On July 29, 2013, the Company announced that its Board of Directors had authorized a stock buyback program to repurchase up to $100 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. The Company may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The Company has not implemented such a 10b5-1 repurchase program to date. The stock buyback program may be suspended or discontinued at any time. The stock buyback program is being funded using the Company's working capital. During the nine months ended September 25, 2015, the Company spent $6.1 million, including transaction fees, to repurchase and retire 0.4 million shares of its common stock under the stock buyback program. During the nine months ended September 26, 2014, the Company spent $14.7 million, including transaction fees, to repurchase and retire 0.8 million shares of its common stock under the stock buyback program. At September 25, 2015, the Company had $16.8 million remaining under the stock buyback program for future repurchases.

Underwritten Offering

On March 20, 2014, the Company announced the commencement of an underwritten public offering of 7.5 million shares of its common stock on behalf of Galahad Securities Limited and its affiliated entities (collectively, the "Legatum Group"). The underwriter of the offering was granted a 30-day option to purchase up to 1.125 million additional shares from the Legatum Group. The Legatum Group received all the proceeds from the underwritten offering; no shares in the underwritten offering were sold by the Company or any of its officers or directors. The Company purchased 4.3 million shares of its common stock from the underwriter for $17.4410 per share, the price equal to the price paid by the underwriter to the

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Legatum Group in the underwritten offering, for a total of $75.3 million, including transaction fees of $0.3 million. This repurchase was not completed under the Company's stock buyback program. The Company funded the share repurchase with cash on hand. The repurchased shares were retired upon completion of the transaction.

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

Executive and Board of Directors Equity Arrangements

In connection with the Company's annual incentive program, 22 executives of the Company were given the choice to receive all or half of their fiscal year 2015 bonuses (the "2015 Bonus"), if any were earned, in the form of shares of the Company's common stock (the "2015 Bonus Shares"). Each executive could also elect not to participate in this program and to earn his or her 2015 Bonus, if any, in the form of cash. Under this program, the amount of the 2015 Bonus, if any, for each executive would be determined by the Compensation Committee of the Board of Directors of the Company (the "Compensation Committee"). The number of shares of the Company's common stock that would be granted to those executives who elected to receive their 2015 Bonus entirely in the form of shares of common stock would be calculated by dividing an amount equal to 1.5 times each executive's 2015 Bonus earned by $20.55, the closing price of the Company's common stock on January 2, 2015. The number of shares of the Company's common stock that would be granted to those executives who elected to receive one-half of their 2015 Bonus in the form of shares of common stock would be calculated by dividing an amount equal to 1.5 times one-half of each executive's 2015 Bonus earned by $20.55, with the cash portion equal 50% of their respective 2015 Bonus earned. Under this program, the 2015 Bonus, if any, would be granted and/or paid on a date concurrent with the timing of the payout of bonuses under the Company-wide incentive bonus program and would be fully vested on the date of grant. Of the eligible executives, 16 elected to receive their entire 2015 Bonus in shares of common stock, five elected to receive 50% of their 2015 Bonus in shares of common stock and 50% in cash and one elected not to participate and instead to receive his entire 2015 Bonus in cash. As of September 25, 2015, four participants in the 2015 Bonus program had separated from the Company and accordingly, forfeited any 2015 Bonus Shares they might otherwise have earned, subject to the terms of their respective employment agreements. The Company determined that the grant date criteria for the 2015 Bonus Shares was met on July 2, 2015, and accordingly, recorded stock-based compensation expense based on the grant date fair value of $6.79 per share. Subsequent to that date, in September 2015, the Compensation Committee considered the impact on employee retention and incentive compensation caused by the drop in the price of the Company's common stock since January 2, 2015, and indicated its intent to pay all such executives their 2015 Bonus, if any is earned, in cash. As a result, as of September 25, 2015, the Company reclassified the stock-based compensation expense recorded through that date in connection with the 2015 Bonus Shares aggregating $1.0 million from Additional paid-in capital to Accrued expenses. In addition, the Company recorded incremental bonus expense of $1.3 million related to the estimated 2015 Bonus payment, which the Company expects to pay in March 2016. The Company will not record any additional stock-based compensation expense in subsequent periods in connection with the 2015 Bonus Shares, but will instead record bonus expense through

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

December 31, 2015.

On January 22, 2014, 21 executives of the Company were given the choice to receive all or half of their fiscal year 2014 bonuses (the "2014 Bonus"), if any were earned, in the form of shares of the Company's common stock (the "2014 Bonus Shares"). Of the eligible executives, 17 elected to receive their entire 2014 Bonus in shares of common stock, while four elected to receive 50% of their 2014 Bonus in shares of common stock and 50% in cash. The 2014 Bonus Shares were granted on February 20, 2015 and vested immediately. The Company granted approximately 266,000 2014 Bonus Shares, with the number of shares granted calculated by dividing amounts equal to 1.5 times each executive's 2014 Bonus earned, as determined by the Compensation Committee, by $15.40, the closing price of the Company's common stock on January 2, 2014. The Company recorded stock-based compensation expense for the 2014 Bonus Shares from January 1, 2014 through the grant date. These shares are reported as both "Granted" and "Vested" in the RSA table below.

On March 16, 2015, the Company granted an aggregate of 131,250 PSUs with both market and service conditions to eight of its executives. The terms of the PSUs are such that up to one-third of the shares subject to the PSUs will vest on each of the first, second and third anniversaries of the date of grant (collectively, the "Vesting Dates") to the extent of achievement of the Company's total shareholder return ("TSR") compared to the TSR of the companies included in the NASDAQ Telecommunications Index for the same Performance Period, measured by the Compensation Committee at the end of each of the 2015, 2016 and 2017 fiscal years, respectively (each, a "Performance Period"). The shares determined to be earned will vest on the anniversary of the grant date following each Performance Period. Shares subject to the PSUs that fail to be earned will be forfeited. The PSUs include a market condition that requires the use of a Monte Carlo simulation approach to model future stock price movements based upon the risk-free rate of return, the volatility of each entity, and the pair-wise covariance between each entity. These results were then used to calculate the grant date fair values of the PSUs. The Company is recording expense for the PSUs through the final Vesting Date of March 16, 2018. The PSUs are reported as "Granted" in the performance-based awards table below.

In connection with the separation of two executives from the Company during the second quarter of 2015 and in accordance with their respective employment agreements with the Company, the Company accelerated the vesting of certain unvested stock options, RSAs and PSUs. These RSAs and PSUs are reported as "Vested" in the respective tables below.

Stock Options

The activity related to the Company's outstanding stock options during the nine months ended September 25, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	7,521,432	$16.47
Granted	314,690	$15.30
Exercised	(155,293)	$10.78
Forfeited	(500,302)	$16.35
Expired	(544,387)	$21.06
Outstanding at September 25, 2015	6,636,140	$16.18	6.38	$88
Vested or expected to vest at September 25, 2015	6,378,795	$16.17	6.31	$87
Exercisable at September 25, 2015	4,340,084	$16.21	5.43	$65

The grant date fair values of options to purchase common stock granted in the three and nine months ended September 25, 2015 were estimated using the Black-Scholes valuation model with the following assumptions:

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended	Nine months ended
	September 25, 2015	September 25, 2015
Risk-free interest rate	1.57%	1.46% - 1.74%
Expected dividends	—	—
Weighted average volatility	54.5%	54.3%
Expected life (years)	5.0	5.0 - 6.0

Additional information regarding the Company's stock options for the three and nine months ended September 25, 2015 is as follows:

	Three months ended	Nine months ended
	September 25, 2015	September 25, 2015
Weighted average grant date fair value of stock options granted	$3.45	$7.73
Total intrinsic value of stock options exercised (in thousands)	$8	$926
Cash received from the exercise of stock options (in thousands)	$18	$1,757

Restricted Stock Awards and Units

The activity related to the Company's RSAs for the nine months ended September 25, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2015	370,182	$16.74
Granted	1,933,051	$14.06
Vested	(476,646)	$17.42
Forfeited	(211,440)	$15.22
Unvested balance at September 25, 2015	1,615,147	$13.53

The activity related to the Company's unvested RSUs for the nine months ended September 25, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2015	—	$—
Granted	120,215	$16.05
Vested	—	$—
Forfeited	(15,844)	$16.05
Unvested balance at September 25, 2015	104,371	$16.05

The total fair value of shares of restricted stock that vested during the nine months ended September 25, 2015 was $8.3 million.

Performance-Based Stock Awards and Units

The activity related to the Company's PSAs for the nine months ended September 25, 2015 is as follows:

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2015	34,235	$13.60
Granted	—	$—
Vested	(34,235)	$13.60
Forfeited	—	$—
Unvested balance at September 25, 2015	—	$—

The activity related to the Company's PSUs for the nine months ended September 25, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2015	—	$—
Granted	131,250	$14.68
Vested	(11,666)	$14.18
Forfeited	(8,334)	$15.38
Unvested balance at September 25, 2015	111,250	$14.68

Employee Stock Purchase Plan

The Company's ESPP provides for six-month offering periods with the purchase price of the stock equal to 85% of the lesser of the market price on the first or last day of the offering period. The maximum number of shares of common stock an employee may purchase during each offering period is 500, subject to certain adjustments pursuant to the ESPP.

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three and nine months ended September 25, 2015 and September 26, 2014 as follows (in thousands):

	Three months ended		Nine months ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Product cost of revenue	$81	$104	$238	$287
Service cost of revenue	378	381	1,155	1,072
Research and development	1,349	1,521	4,152	4,583
Sales and marketing	1,282	1,747	4,150	4,299
General and administrative	2,183	2,748	7,207	8,972
	$5,273	$6,501	$16,902	$19,213

There is no income tax benefit for employee stock-based compensation expense for the nine months ended September 25, 2015 or September 26, 2014 due to the valuation allowance recorded.

At September 25, 2015, there was $34.1 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, awards and units. This expense is expected to be recognized over a weighted average period of approximately two years.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(12) MAJOR CUSTOMERS

The following customers contributed 10% or more of the Company's revenue in each of the three and nine month periods ended September 25, 2015 and September 26, 2014:

	Three months ended		Nine months ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
AT&T Inc.	15%	17%	14%	22%
Inteliquent	14%	*	*	*
CenturyLink	11%	17%	*	*
_______________________
* Represents less than 10% of revenue

There were no other customers who contributed 10% or more of the Company's revenue in any of the three or nine month periods ended September 25, 2015 and September 26, 2014.

At September 25, 2015, two customers each accounted for 10% or more of the Company's accounts receivable balance, representing approximately 31% in the aggregate of the Company's accounts receivable balance. At December 31, 2014, no customer accounted for 10% or more of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(13) GEOGRAPHIC INFORMATION

The Company's classification of revenue by geographic area is determined by the location to which the product is shipped or where the services are performed. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Three months ended		Nine months ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
United States	77%	70%	71%	71%
Europe, Middle East and Africa	11	10	12	12
Japan	5	11	10	9
Other Asia Pacific	4	8	4	6
Other	3	1	3	2
	100%	100%	100%	100%

International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next, and accordingly, historical data may not be indicative of future periods.

(14) INCOME TAXES

The Company's income tax provisions for the nine months ended September 25, 2015 and September 26, 2014 reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full year. The estimated effective rates for the nine months ended September 25, 2015 and September 26, 2014 do not include any benefit for the Company's domestic losses, as the Company has concluded that a valuation allowance on any domestic benefit is required.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(15) COMMITMENTS AND CONTINGENCIES

As previously reported in the Company's Quarterly Reports on Form 10-Q, Part II, Item 1., for the fiscal quarters ended March 27, 2015 and June 26, 2015, Ming Huang, a purported shareholder of the Company, filed a Class Action Complaint (Civil Action No. 3:15-02407) on April 6, 2015, alleging violations of the federal securities laws (the “Complaint”) in the United States District Court for the District of New Jersey (the "Court"), against the Company and two of its officers, Raymond P. Dolan, the Company’s President and Chief Executive Officer, and Mark T. Greenquist, the Company’s Chief Financial Officer (collectively, the “Defendants”). On September 21, 2015, in response to motions subsequently filed with the Court by four other purported shareholders of the Company seeking status as lead plaintiff, the Court appointed Richard Sousa as lead plaintiff (the "Plaintiff") in this case. The Plaintiff claims to represent purchasers of the Company’s common stock during the period from October 23, 2014 to March 24, 2015, and seeks unspecified damages. The principal allegation contained in the Complaint is that the Defendants made misleading forward-looking statements concerning the Company’s fiscal first quarter of 2015 financial performance. On September 22, 2015, the Company filed a Motion to Transfer this case to the United States District Court for the District of Massachusetts (the "Motion to Transfer"). The Plaintiff filed his opposition to the Motion to Transfer on October 5, 2015, and the Company filed its reply to the Motion to Transfer on October 13, 2015. The Company believes that the Defendants have meritorious defenses to the allegations made in the Complaint and does not expect the results of this suit to have a material effect on its business or consolidated financial statements.

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

Overview

We are a leading provider of networked solutions for communications service providers (e.g., telecommunications, wireless and cable service providers) and enterprises to help them advance, protect and unify their communications and improve collaboration. We help many of the world's leading communications service providers and enterprises embrace the next generation of Session Initiation Protocol ("SIP") and 4G/LTE (Long Term Evolution)-based solutions, including Voice over IP ("VoIP") video and Unified Communications ("UC") through secure, reliable and scalable Internet Protocol ("IP") networks. Our products include session border controllers ("SBCs"), diameter signaling controllers ("DSCs"), policy/routing servers, network intelligence applications (VellOS, which is designed to provide Network-as-a-Service ("NaaS")), media and signaling gateways and network analytics tools.

Our solutions enable our customers to seamlessly link and leverage multivendor, multiprotocol communications systems and applications across their networks, around the world and in a rapidly changing ecosystem of IP-enabled devices such as smartphones and tablets. Our solutions help our customers realize the intended value and benefits of UC platforms by allowing disparate communications environments, commonplace in most enterprises today, to work seamlessly together. Likewise, our solutions facilitate the evolution to cloud-based delivery of UC solutions.

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

On January 2, 2015 (the "Treq Asset Acquisition Date"), we acquired from Treq Labs, Inc. ("Treq") certain assets related to its business of designing, developing, marketing, selling, servicing and maintaining software-defined networking ("SDN") technology, SDN controller software and SDN management software (the "SDN Business") for $10.1 million in cash on the Treq Asset Acquisition Date, with an additional consideration payment of $750,000 paid on July 2, 2015 and a second additional consideration payment of $750,000 due on January 4, 2016. We also entered into an Earn-Out Agreement under which we agreed to issue to the sellers up to an aggregate of 1.3 million shares of common stock over a three-year period subsequent to the Treq Asset Acquisition Date if aggregate revenue thresholds of at least $60 million are achieved by the SDN Business during that period, and up to an aggregate of an additional 2.2 million shares (3.5 million shares in total) if aggregate revenue thresholds of at least $150 million are achieved by the SDN Business during that period. If the initial revenue thresholds are not met, no shares will be issued. Based on historical and forecasted sales, no incremental contingent consideration was recorded initially as of the Treq Asset Acquisition Date or through September 25, 2015. The SDN Business provides solutions that optimize networks for voice, video and UC for both enterprise and service provider customers. We believe that the acquisition of the SDN Business will accelerate our delivery of our SDN strategy. The financial results of the SDN Business are included in our condensed consolidated financial statements starting on the Treq Asset Acquisition Date.

On February 19, 2014 (the "PT Acquisition Date"), we completed the acquisition of Performance Technologies, Incorporated ("PT"), a Delaware corporation, for $3.75 per share, or approximately $35 million in cash, net of PT's cash and excluding acquisition-related costs. This acquisition has enabled us to expand and diversify our overall portfolio to include both legacy signaling and an integrated, virtualized Diameter and SIP-based solution and deliver strategic value to service providers seeking to offer new multimedia services through mobile, cloud-based real-time communications. The financial results of PT are included in our condensed consolidated financial statements starting on the PT Acquisition Date.

On June 20, 2014, we sold the PT Multi-Protocol Server ("MPS") business for $2.0 million to an affiliate of Sunhillo Corporation. We had acquired the MPS business in connection with the acquisition of PT. The results of operations of the MPS business are excluded from our consolidated results after June 20, 2014.

To better align our cost structure to our current revenue expectations, in April 2015, we announced a cost reduction review. As part of this review, on April 16, 2015, we initiated a restructuring plan to reduce our workforce by approximately 150 positions, or 12.5% of our worldwide workforce (the "2015 Restructuring Initiative"). As a result of our cost reduction review, we expect to realize approximately $15 million of savings in 2015. We expect that our savings will be generated primarily from the workforce reduction described above and from reductions in other discretionary spending. These expected savings will be offset by the restructuring expense recorded in the period.

In early April 2015, Peter Polizzi agreed to step down as Vice President and General Manager, Global Services, effective May 1, 2015. Mr. Polizzi remained with the Company in an advisory role to assist our Chief Executive Officer until September 30, 2015.

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

We reported losses from operations of $1.4 million for the three months ended September 25, 2015 and $4.7 million for the three months ended September 26, 2014. We reported losses from operations of $35.3 million for the nine months ended September 25, 2015 and $15.3 million for the nine months ended September 26, 2014.

We reported net losses of $1.9 million for the three months ended September 25, 2015 and $5.2 million for the three months ended September 26, 2014. We reported net losses of $36.6 million for the nine months ended September 25, 2015 and $14.7 million for the nine months ended September 26, 2014.

Our revenue was $67.9 million in the three months ended September 25, 2015 and $73.2 million in the three months ended September 26, 2014. Our revenue was $172.7 million in the nine months ended September 25, 2015 and $219.5 million in the nine months ended September 26, 2014.

Our gross profit was $45.7 million in the three months ended September 25, 2015 and $47.9 million in the three months ended September 26, 2014. Our gross profit was $109.4 million for the nine months ended September 25, 2015, compared to $141.6 million for the nine months ended September 26, 2014. Our gross profit as a percentage of revenue ("total gross margin") was 67.4% in the three months ended September 25, 2015 and 65.4% in the three months ended September 26, 2014. Our total gross margin was 63.3% for the nine months ended September 25, 2015 and 64.5% for the nine months ended September 26, 2014.

Our operating expenses were $47.1 million in the three months ended September 25, 2015, compared to $52.6 million in the three months ended September 26, 2014. Our operating expenses for the three months ended September 25, 2015 include $0.2 million of net restructuring expense. Our operating expenses for the three months ended September 26, 2014 include $0.7 million of restructuring expense.

Our operating expenses were $144.6 million in the nine months ended September 25, 2015, compared to $156.9 million in the nine months ended September 26, 2014. Our operating expenses for the nine months ended September 25, 2015 include $0.1 million of acquisition-related expense and $1.3 million of net restructuring expense. Our operating expenses for the nine months ended September 26, 2014 include $1.3 million of acquisition-related expense and $2.2 million of restructuring expense.

We recorded stock-based compensation expense of $5.3 million in the three months ended September 25, 2015, compared to $6.5 million in the three months ended September 26, 2014. We recorded $16.9 million and $19.2 million of stock-based compensation expense in the nine months ended September 25, 2015 and September 26, 2014, respectively.

See "Results of Operations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for a discussion of these changes in our revenue and expenses.

In March 2014, we reached a settlement agreement for $2.25 million to recover a portion of our losses related to the impairment of certain prepaid royalties that we had written off in fiscal 2012. This amount is included in Other income (expense), net in our condensed consolidated statement of operations for the nine months ended September 26, 2014.

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

In connection with our Company-wide annual incentive bonus program, 22 of our executives were given the choice to receive all or half of their fiscal year 2015 bonuses (the "2015 Bonus"), if any were earned, in the form of shares of our common stock (the "2015 Bonus Shares"). Each executive could also elect not to participate in this program and to earn his or her 2015 Bonus, if any, in the form of cash. Under this program, the amount of the 2015 Bonus, if any, for each executive would be determined by the Compensation Committee of our Board of Directors (the "Compensation Committee"). The number of shares of common stock that would be granted to those executives who elected to receive their 2015 Bonus entirely in the form of shares of common stock would be calculated by dividing an amount equal to 1.5 times each executive's 2015 Bonus earned by $20.55, the closing price of our common stock on January 2, 2015. The number of shares of our common stock that would be granted to those executives who elected to receive one-half of their 2015 Bonus in the form of shares of common stock would be calculated by dividing an amount equal to 1.5 times one-half of each executive's 2015 Bonus earned by $20.55, with the cash portion equal 50% of their respective 2015 Bonus earned. Under this program, the 2015 Bonus, if any, would be granted and/or paid on a date concurrent with the timing of the payout of bonuses under our Company-wide incentive bonus program and would be fully vested on the date of grant. Of the eligible executives, 16 elected to receive their entire 2015 Bonus in shares of common stock, five elected to receive 50% of their 2015 Bonus in shares of common stock and 50% in cash, and one elected not to participate and instead to receive his entire 2015 Bonus in cash. As of September 25, 2015, four participants in the 2015 Bonus separated from the Company and accordingly, forfeited any 2015 Bonus Shares they might otherwise have earned, subject to the terms of their respective employment agreements. We determined that the grant date criteria for the 2015 Bonus Shares were met on July 2, 2015 and accordingly, we recorded stock-based compensation expense based on the grant date fair value of $6.79 per share. Subsequent to that date, in September 2015, the Compensation Committee considered the impact on employee retention and incentive compensation caused by the drop in the price of our common stock since January 2, 2015, and indicated its intention to pay all such executives their 2015 Bonus, if any is earned, in cash. As a result, as of September 25, 2015, we reclassified the stock-based compensation expense recorded through that date in connection with the 2015 Bonus Shares aggregating $1.0 million from Additional paid-in capital to Accrued expenses. In addition, we recorded incremental bonus expense of $1.3 million related to the estimated 2015 Bonus payment, which we expect to pay in March 2016. We will not record any additional stock-based compensation expense in subsequent periods in connection with the 2015 Bonus Shares, but will instead record bonus expense through December 31, 2015.

On January 22, 2014, 21 of our executives were given the choice to receive all or half of their fiscal year 2014 bonuses (the "2014 Bonus"), if any were earned, in the form of shares of our common stock (the "2014 Bonus Shares"). Of the eligible executives, 17 elected to receive their entire 2014 Bonus in shares of common stock and four elected to receive 50% of their 2014 Bonus in shares of common stock and 50% in cash. The 2014 Bonus Shares were granted on February 20, 2015 and vested immediately. We granted approximately 266,000 2014 Bonus Shares, with the number of shares granted calculated by dividing amounts equal to 1.5 times each executive's 2014 Bonus earned, as determined by the Compensation Committee, by $15.40, the closing price of our common stock on January 2, 2014. We recorded stock-based compensation expense for the 2014 Bonus Shares from January 1, 2014 through the grant date.

On March 16, 2015, we granted an aggregate of 131,250 performance-based stock units ("PSUs") with both market and service conditions to eight of our executives. The terms of the PSUs are such that up to one-third of the shares subject to the PSUs will vest on each of the first, second and third anniversaries of the date of grant (collectively, the "Vesting Dates") to the extent of achievement of our total stockholder return ("TSR") to the TSR of the companies included in the NASDAQ Telecommunications Index for the same Performance Period, measured by our Compensation Committee at the end of each of the 2015, 2016 and 2017 fiscal years, respectively (each, a "Performance Period"). The shares determined to be earned will vest on the anniversary of the grant date following each Performance Period. Shares subject to the PSUs that fail to be earned will be forfeited. We are recording expense for the PSUs through the final Vesting Date of March 16, 2018.

In connection with the separation of two executives from the Company during the second quarter of 2015 and in accordance with their respective employment agreements with the Company, the Company accelerated the vesting of certain unvested stock options, RSAs and PSUs.

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

For a further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There were no significant changes to our critical accounting policies from December 31, 2014 through September 25, 2015.

Results of Operations

Three and nine months ended September 25, 2015 and September 26, 2014

Revenue. Revenue for the three and nine months ended September 25, 2015 and September 26, 2014 was as follows (in thousands, except percentages):

	Three months ended		Decrease from prior year
	September 25, 2015	September 26, 2014	$	%
Product	$42,230	$44,900	$(2,670)	(5.9)%
Service	25,632	28,316	(2,684)	(9.5)%
Total revenue	$67,862	$73,216	$(5,354)	(7.3)%

	Nine months ended		Decrease from prior year
	September 25, 2015	September 26, 2014	$	%
Product	$94,137	$135,885	$(41,748)	(30.7)%
Service	78,571	83,643	(5,072)	(6.1)%
Total revenue	$172,708	$219,528	$(46,820)	(21.3)%

Product revenue is comprised of sales of our communication infrastructure products. The decrease in product revenue in the three months ended September 25, 2015 compared to the three months ended September 26, 2014 was primarily the result of lower revenue recognized from sales to two of our historically largest customers and lower sales of certain products to other customers, partially offset by higher revenue recognized from sales to another large customer.

The decrease in product revenue in the nine months ended September 25, 2015 compared to the nine months ended September 26, 2014 was primarily the result of lower revenue recognized from sales to one of our historically largest customers and lower sales of certain products to other customers.

In the three months ended September 25, 2015, approximately 22% of our total product revenue was from indirect sales through our channel program, compared to approximately 38% in the three months ended September 26, 2014. Approximately 24% of our total product revenue was from indirect sales through our channel program in the nine months ended September 25, 2015, compared to approximately 28% in the nine months ended September 26, 2014.

In the three months ended September 25, 2015, our product revenue from sales to enterprise customers was approximately 20% of our total product revenue, compared to approximately 24% in the three months ended September 26, 2014. Our product revenue from sales to enterprise customers was approximately 19% of our total product revenue in the nine months ended September 25, 2015, compared to approximately 21% in the nine months ended September 26, 2014. These sales were made both through our direct sales team and indirect sales channel partners.

We recognized product revenue totaling $3.5 million from 150 new customers in the three months ended September 25, 2015 and $3.2 million from 228 new customers in the three months ended September 26, 2014. We recognized product revenue totaling $8.5 million from 468 new customers in the nine months ended September 25, 2015 and $13.1 million from 628 new customers in the nine months ended September 26, 2014. New customers are those from whom we recognize revenue for the first time in a reporting period, although we may have had outstanding orders from such customers for several years, especially for certain multi-year projects. The timing of the completion of customer projects, revenue recognition criteria satisfaction and customer payments included in multiple element arrangements may cause our product revenue to fluctuate from one period to the next.

We expect that our product revenue in 2015 will decrease from 2014 levels, primarily due to the delayed timing of orders, lower capital expenditures by our customers and longer request-for-proposal ("RFP") decision cycles by our customers as they take time to determine their future network architectures. Despite our expected 2015 product revenue decrease compared to that of 2014, we continue to believe that our new product portfolio and increased focus on expanding our product offerings to address the emerging UC and IP-based markets, such as SBC, in both the enterprise and service provider markets are aligned with the technology strategies of our customers.

Service revenue is primarily comprised of hardware and software maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three and nine months ended September 25, 2015 and September 26, 2014 was comprised of the following (in thousands, except percentages):

	Three months ended		Decrease from prior year
	September 25, 2015	September 26, 2014	$	%
Maintenance	$22,024	$22,419	$(395)	(1.8)%
Professional services	3,608	5,897	(2,289)	(38.8)%
	$25,632	$28,316	$(2,684)	(9.5)%

	Nine months ended		Decrease from prior year
	September 25, 2015	September 26, 2014	$	%
Maintenance	$65,618	$65,976	$(358)	(0.5)%
Professional services	12,953	17,667	(4,714)	(26.7)%
	$78,571	$83,643	$(5,072)	(6.1)%

Our maintenance revenue decreased slightly in the three months ended September 25, 2015 compared to the three months ended September 26, 2014, primarily due to customer mix, including merger activity of certain of our customers, and the timing of product shipments in the current year. These decreases were partially offset by the growth of our installed customer base and the timing of maintenance renewals.

Our maintenance revenue decreased slightly in the nine months ended September 25, 2015 compared to the nine months ended September 26, 2014, primarily due to customer mix, including merger activity of certain of our customers, and the timing of product shipments in the current year.

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

The following customers contributed 10% or more of our revenue in each of the three and nine month periods ended September 25, 2015 and September 26, 2014:

	Three months ended		Nine months ended
Customer	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
AT&T Inc.	15%	17%	14%	22%
Inteliquent	14%	*	*	*
CenturyLink	11%	17%	*	*
_______________________
* Represents less than 10% of revenue

There were no other customers who contributed 10% or more of the Company's revenue in any of the three or nine month periods ended September 25, 2015 and September 26, 2014.

International revenue was approximately 23% of revenue in the three months ended September 25, 2015 and approximately 30% of revenue in the three months ended September 26, 2014. International revenue was approximately 29% of revenue in the nine months ended September 25, 2015 and approximately 29% of revenue in the nine months ended September 26, 2014. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue will fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $11.3 million at September 25, 2015 and $9.1 million at December 31, 2014. Our deferred service revenue was $37.0 million at September 25, 2015 and $35.9 million at December 31, 2014. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross margins for the three and nine months ended September 25, 2015 and September 26, 2014 were as follows (in thousands, except percentages):

	Three months ended		Decrease from prior year
	September 25, 2015	September 26, 2014	$	%
Cost of revenue
Product	$13,158	$15,074	$(1,916)	(12.7)%
Service	8,992	10,240	(1,248)	(12.2)%
Total cost of revenue	$22,150	$25,314	$(3,164)	(12.5)%
Gross margin
Product	68.8%	66.4%
Service	64.9%	63.8%
Total gross margin	67.4%	65.4%

	Nine months ended		Decrease from prior year
	September 25, 2015	September 26, 2014	$	%
Cost of revenue
Product	$36,075	$45,548	$(9,473)	(20.8)%
Service	27,277	32,367	(5,090)	(15.7)%
Total cost of revenue	$63,352	$77,915	$(14,563)	(18.7)%
Gross margin
Product	61.7%	66.5%
Service	65.3%	61.3%
Total gross margin	63.3%	64.5%

The increase in product gross margin in the three months ended September 25, 2015 compared to the three months ended September 26, 2014 was primarily due to customer and product mix, which increased our product gross margin by approximately four percentage points, partially offset by lower product revenue against certain fixed costs, coupled with the impact of $0.9 million of expenses related to reserves for both inventory and inventory-related purchase commitments for certain end-of-life products, which decreased our product gross margin in the aggregate by approximately one and one-half percentage points.

The decrease in product gross margin in the nine months ended September 25, 2015 compared to the nine months ended September 26, 2014 was primarily due to lower product revenue against certain fixed costs, coupled with the impact of $5.5 million of expenses related to reserves for both inventory and inventory-related purchase commitments for certain end-of-life products, which decreased our product gross margin in the aggregate by approximately seven percentage points, partially offset by product and customer mix, which increased our product gross margin by approximately two percentage points.

The increase in service gross margin in the three months ended September 25, 2015 compared to the three months ended September 26, 2014 was primarily due to lower fixed service costs and lower third-party service costs, which in the aggregate increased our service gross margin by approximately one percentage point. The reduction in our fixed service costs was primarily the result of our 2015 Restructuring Initiative.

The increase in service gross margin in the nine months ended September 25, 2015 compared to the nine months ended September 26, 2014 was primarily due to lower fixed service costs, which increased our service gross margin by approximately three percentage points, and lower third-party service costs, which increased our service gross margin by approximately one percentage point. The reduction in our fixed service costs was primarily the result of our 2015 Restructuring Initiative.

We believe that our total gross margin will continue to be greater than 60% in the foreseeable future.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses for the three and nine months ended September 25, 2015 and September 26, 2014 were as follows (in thousands, except percentages):

			Decrease from prior year
	September 25, 2015	September 26, 2014	$	%
Three months ended	$19,335	$20,693	$(1,358)	(6.6)%
Nine months ended	$58,642	$60,586	$(1,944)	(3.2)%

The decrease in research and development expenses in the three months ended September 25, 2015 compared to the three months ended September 26, 2014 is attributable to $1.5 million of lower employee-related expenses, $0.2 million of lower facilities expense and $0.2 million of net reductions in other research and development expenses, partially offset by $0.5 million of higher product development (third-party development, prototype and equipment) costs. The decrease in employee-related expenses in the three months ended September 25, 2015 is attributable to $1.7 million of lower salary and related expenses, $0.2 million of lower stock-based compensation expense and $0.1 million of lower employee travel and related expenses, partially offset by $0.5 million of higher expense related to our Company-wide cash bonus program. Our lower employee-related expenses are primarily due to reduced headcount in connection with our 2015 Restructuring Initiative.

The decrease in research and development expenses in the nine months ended September 25, 2015 compared to the nine months ended September 26, 2014 is attributable to $4.6 million of lower employee-related expenses, partially offset by $1.5 million of higher product development costs, $1.0 million of higher depreciation expense and $0.2 million of net increases in other research and development expenses. The decrease in employee-related expenses in the nine months ended September 25, 2015 is attributable to $2.6 million of lower expense related to our Company-wide cash bonus program, $1.5 million of lower salary and related expenses, $0.4 million of lower stock-based compensation expense and $0.1 million of lower employee travel and related expenses. Our lower employee-related expenses are primarily due to reduced headcount in connection with our 2015 Restructuring Initiative. The increase in depreciation expense is primarily attributable to a one-time adjustment recorded in the three months ended June 26, 2015 to correct an error related to the historical foreign translation of depreciation expense on certain foreign fixed assets.

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

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three and nine months ended September 25, 2015 and September 26, 2014 were as follows (in thousands, except percentages):

			Decrease from prior year
	September 25, 2015	September 26, 2014	$	%
Three months ended	$16,507	$20,350	$(3,843)	(18.9)%
Nine months ended	$53,812	$58,713	$(4,901)	(8.3)%

The decrease in sales and marketing expenses in the three months ended September 25, 2015 compared to the three months ended September 26, 2014 is attributable to $2.7 million of lower employee-related expenses, $0.6 million of lower marketing and trade show expenses and $0.5 million of lower expense related to evaluation equipment at customer sites. The decrease in employee-related expenses was the result of $1.9 million of lower salary and commissions and related expenses, $0.6 million of lower employee travel and related expenses and $0.5 million of lower stock-based compensation expense. These decreases were partially offset by $0.3 million of higher expense related to our Company-wide cash bonus program. Our lower employee-related expenses are primarily due to reduced headcount and related expenses in connection with our 2015 Restructuring Initiative.

The decrease in sales and marketing expenses in the nine months ended September 25, 2015 compared to the nine months ended September 26, 2014 is attributable to $4.6 million of lower employee-related expenses, $0.9 million of lower marketing and trade show expenses, $0.2 million of lower expense related to evaluation equipment at customer sites and $0.2 million of net decreases in other sales and marketing expenses, partially offset by $1.0 million of higher consulting costs. The decrease in employee-related expenses was the result of $3.2 million of lower salary and commissions and related expenses, $0.8 million of net reductions in employee travel and recruiting and related expenses, $0.4 million of lower expense related to our Company-wide cash bonus program and $0.2 million of lower stock-based compensation expense. Our lower employee-related expenses are primarily due to reduced headcount and related expenses in connection with our 2015 Restructuring Initiative.

We believe that our sales and marketing expenses will decrease in fiscal 2015 from fiscal 2014 levels, primarily attributable to our cost reduction initiatives and lower commissions expense driven by our anticipated lower revenue.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and audit and professional fees. General and administrative expenses for the three and nine months ended September 25, 2015 and September 26, 2014 were as follows (in thousands, except percentages):

			Increase (decrease) from prior year
	September 25, 2015	September 26, 2014	$	%
Three months ended	$11,074	$10,901	$173	1.6%
Nine months ended	$30,742	$34,082	$(3,340)	(9.8)%

The increase in general and administrative expenses in the three months ended September 25, 2015 compared to the three months ended September 26, 2014 is attributable to $1.5 million of higher professional and consulting fees, partially offset by $0.3 million of lower expense related to foreign currency translation, $0.2 million of lower employee-related expenses, $0.2 million of lower depreciation expense and $0.6 million of net reductions in other general and administrative expenses. The decrease in employee-related expenses resulted from $0.6 million of lower stock-based compensation expense, $0.2 million of lower salary and related expenses and $0.1 million of lower employee travel and related expenses, partially offset by $0.7 million of higher expense related to our Company-wide cash bonus program.

The decrease in general and administrative expenses in the nine months ended September 25, 2015 compared to the nine months ended September 26, 2014 is attributable to $2.5 million of lower employee-related expenses, $0.7 million of lower expense related to foreign currency translation, the absence in the current year period of $0.4 million of divestiture costs included in our general and administrative expenses in the nine months ended September 26, 2014 and $1.3 million of net reductions in other general and administrative expenses, partially offset by $1.6 million of higher professional and consulting fees. The decrease in employee and related expenses resulted from $1.8 million of lower stock-based compensation expense, $0.6 million of lower salary and related expenses and $0.1 million of net reductions in employee travel and recruiting and related expenses.

We believe that our general and administrative expenses will decrease in fiscal 2015 compared to fiscal 2014 levels, primarily due to the expected impact of our cost reduction initiatives.

Acquisition-Related Expenses. Acquisition-related expenses include those costs related to the acquisitions of the SDN Business in January 2015 and of PT in February 2014 that would otherwise not have been incurred by us. We recorded $0.1 million of acquisition-related expenses in the nine months ended September 25, 2015 for professional fees, primarily legal fees, in connection with the acquisition of the SDN Business. We recorded $1.3 million of acquisition-related expenses in the nine months ended September 26, 2014, comprised of $1.1 million of professional and service fees and $0.2 million related to change of control agreements with certain PT executives.

Restructuring Expense. We recorded restructuring expense of $0.2 million in the three months ended September 25, 2015, comprised of $0.1 million of expense for severance and related costs in connection with our 2015 Restructuring Initiative and $0.1 million of incremental expense in connection with our previous restructuring initiative related to vacating our Rochester, New York facility. Our restructuring expense of $1.3 million for the nine months ended September 25, 2015 was comprised of $3.0 million of expense for severance and related costs in connection with our 2015 Restructuring Initiative, and the aforementioned $0.1 million of incremental expense in connection with our Rochester, New York facility, partially offset by reversals of $1.4 million in connection with our Fremont, California facility in the three months ended June 26, 2015 and $0.3 million in the three months ended March 27, 2015 in connection with our Dulles, Virginia facility, representing settlements with the respective landlords to vacate the facilities for amounts that were lower than had previously been accrued, and approximately $67,000 in connection with changes in the amounts of severance ultimately paid to certain individuals.

We recorded restructuring expense of $0.7 million in the three months ended September 26, 2014 and $2.2 million in the nine months ended September 26, 2014 for severance and related costs in connection with reducing our workforce.

We currently expect that the restructuring related to severance and related costs will be paid by the end of the fourth quarter of 2015.

Interest Income (Expense), Net. Interest income and interest expense for the three and nine months ended September 25, 2015 and September 26, 2014 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	September 25, 2015	September 26, 2014	$	%
Interest expense	$(15)	$(102)	$(87)	(85.3)%
Interest income	97	67	30	44.8%
Interest income (expense), net	$82	$(35)	$117	334.3%

	Nine months ended		Increase from prior year
	September 25, 2015	September 26, 2014	$	%
Interest expense	$(181)	$(158)	$23	14.6%
Interest income	271	208	63	30.3%
Interest income, net	$90	$50	$40	80.0%

Interest expense in the three and nine months ended September 25, 2015 primarily relates to the amortization of debt issuance costs in connection with our revolving credit facility. Interest expense in the three and nine months ended September 26, 2014 primarily relates to interest on the debt assumed in connection with the acquisition of Network Equipment Technologies, Inc. ("NET"). Interest income consists of interest earned on our cash equivalents, marketable debt securities and long-term investments.

Other Income (Expense), Net. We recorded $2.25 million of income in the three months ended March 28, 2014 related to the settlement of a litigation matter in March 2014 in which we recovered a portion of our losses related to the impairment of certain prepaid royalties that we had written off in 2012. This amount is included in Other income (expense), net for the nine months ended September 26, 2014.

Income Taxes. We recorded provisions for income taxes of $1.6 million in the nine months ended September 25, 2015 and $1.7 million in the nine months ended September 26, 2014. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year. The estimated amounts recorded do not include any benefit for our domestic losses, as we have concluded that a valuation allowance on any domestic benefit is required.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Nine months ended
	September 25, 2015	September 26, 2014	Change
Net loss	$(36,598)	$(14,663)	$(21,935)
Adjustments to reconcile net loss to cash flows provided by operating activities	32,149	32,252	(103)
Changes in operating assets and liabilities	6,146	10,493	(4,347)
Net cash provided by operating activities	$1,697	$28,082	$(26,385)
Net cash provided by investing activities	$6,437	$30,168	$(23,731)
Net cash used in financing activities	$(4,324)	$(79,498)	$75,174

Our cash, cash equivalents, and short- and long-term investments totaled $126.9 million at September 25, 2015 and $148.0 million at December 31, 2014. We had cash and short-term investments held by our foreign subsidiaries aggregating approximately $6 million at September 25, 2015 and approximately $5 million at December 31, 2014. We do not intend to repatriate these funds, and as such, they are not available to fund our domestic operations. If we were to repatriate the funds, they would likely be treated as income for U.S. tax purposes, fully offset by our net operating losses. We do not believe this has a material impact on our liquidity.

We entered into a credit agreement by and among the Company, as Borrower, Bank of America, N.A. ("Bank of America"), as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto on June 27, 2014, which agreement was amended on June 26, 2015 by a First Amendment to Credit Agreement (the "Credit Agreement"). The Credit Agreement provides for a revolving credit facility of up to $15 million with a maturity date of June 30, 2016, and provides that we can select the interest rates under the credit facility from among the following options: (1) the Eurodollar Rate (which is defined as the rate per annum equal to the London Interbank Offered Rate plus 1.5% per annum) for a Eurodollar Rate Loan; and (2) the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect on the borrowing date as publicly announced from time to time by Bank of America as its prime rate, and (c) the monthly Eurodollar Rate plus 1%. The Credit Agreement also provides that we pay a 0.15% commitment fee on the unused commitments available for borrowing. Our obligations under the Credit Agreement are guaranteed by Sonus International, Inc., Sonus Federal, Inc. and NET (collectively, with us, the "Loan Parties") pursuant to a Master Continuing Guaranty and are secured by the assets of the Loan Parties pursuant to a Security and Pledge Agreement. We did not have any amounts outstanding under the Credit Agreement at September 25, 2015.

On July 29, 2013, we announced that our Board of Directors had authorized a stock buyback program to repurchase up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions. The stock buyback program is being funded using our working capital. During the nine months ended September 25, 2015, we repurchased and retired 0.4 million shares under our stock buyback program for $6.1 million in the aggregate, including transaction fees. During the nine months ended September 26, 2014, we repurchased and retired 0.8 million shares under our stock buyback program for $14.7 million in the aggregate, including transaction fees. These amounts are included in financing activities in our condensed consolidated statements of cash flows for the nine months ended September 25, 2015 and September 26, 2014.

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

Our operating activities provided $1.7 million of cash in the nine months ended September 25, 2015 and $28.1 million of cash in the nine months ended September 26, 2014.

Cash provided by operating activities in the nine months ended September 25, 2015 was primarily the result of lower accounts receivable and other operating assets and higher deferred revenue, partially offset by an increase in inventory and decreases in accrued expenses and other long-term liabilities and accounts payable, as well as our net loss, net of non-cash operating expenses. Our lower accounts receivable reflects our focused collections efforts, coupled with lower revenue recorded in the current year. The increase in our inventory primarily reflects our reduced product sales in the current year compared to original projections. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments in connection with our Company-wide cash bonus program, payments in connection with our restructuring initiatives and lower accruals for our Amended and Restated 2000 Employee Stock Purchase Plan, as amended ("ESPP"), as a purchase was completed on behalf of participating employees on August 31, 2015. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, used $4.4 million of cash.

Cash provided by operating activities in the nine months ended September 26, 2014 was primarily the result of lower accounts receivable, inventories and other operating assets, partially offset by decreases in accrued expenses and other long-term liabilities, deferred revenue and accounts payable, as well as our net loss. Our continued focus on maintaining appropriate inventory levels was the primary contributor to the decrease in inventory. The decrease in accounts receivable primarily reflected our continued focus on cash collections. The decrease in other operating assets was primarily the result of lower prepaid expenses. The decrease in accrued expenses and other long-term liabilities was primarily related to lower accruals for our ESPP, as a purchase was completed on behalf of participating employees on August 29, 2014, and lower accruals for professional fees and restructuring. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, provided $17.6 million of cash.

Our investing activities provided $6.4 million of cash in the nine months ended September 25, 2015, comprised of $23.8 million of net maturities of marketable securities, partially offset by $10.9 million of cash paid, net of cash acquired, for the acquisition of the SDN Business and $6.4 million of investments in property and equipment.

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

Our financing activities used $4.3 million of cash in the nine months ended September 25, 2015, comprised of $6.1 million, including transaction fees, for the repurchase of common stock, $2.3 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.1 million for payments on our capital leases for office equipment. These amounts were partially offset by $2.4 million of proceeds from the sale of our common stock in connection with our ESPP and $1.8 million of proceeds from the exercise of stock options.

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

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"), which eliminates the requirement to restate prior periods to reflect adjustments made to provisional amounts recognized in a business combination. Under ASU 2015-16, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than retrospectively, as had previously been required. ASU 2015-16 also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for us beginning January 1, 2016. The adoption of ASU 2015-16 is not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 simplifies the measurement of most inventory by requiring entities to measure inventory at the lower of cost and net realizable value, replacing the previous requirement to measure most inventory at the lower of cost or market. ASU 2015-11 does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. ASU 2015-11 is effective for us for both interim and annual reporting periods beginning January 1, 2017. The adoption of ASU 2015-11 is not expected to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidelines for determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for us for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (“ASU 2014-12”). ASU 2014-12 which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. ASU 2014-12 does not contain any new disclosure requirements. ASU 2014-12 is effective for us beginning January 1, 2016. The adoption of ASU 2014-12 is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB ASC. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property, plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the original effective date of interim and annual reporting periods by one year. As a result, public entities would not be required to apply the new revenue standard until annual reporting periods beginning after December 15, 2017. We are currently assessing the potential impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 25, 2015.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 25, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

As previously reported in our Quarterly Reports on Form 10-Q, Part II, Item 1., for the fiscal quarters ended March 27, 2015 and June 26, 2015, Ming Huang, a purported shareholder of ours, filed a Class Action Complaint (Civil Action No. 3:15-02407) on April 6, 2015, alleging violations of the federal securities laws (the “Complaint”) in the United States District Court for the District of New Jersey (the "Court"), against us and two of our officers, Raymond P. Dolan, our President and Chief Executive Officer, and Mark T. Greenquist, our Chief Financial Officer (collectively, the “Defendants”). On September 21, 2015, in response to motions subsequently filed with the Court by four other purported shareholders of ours seeking status as lead plaintiff, the Court appointed Richard Sousa as lead plaintiff (the "Plaintiff") in this case. The Plaintiff claims to represent purchasers of our common stock during the period from October 23, 2014 to March 24, 2015, and seeks unspecified damages. The principal allegation contained in the Complaint is that the Defendants made misleading forward-looking statements concerning our fiscal first quarter of 2015 financial performance. On September 22, 2015, we filed a Motion to Transfer this case to the United States District Court for the District of Massachusetts (the "Motion to Transfer"). The Plaintiff filed his opposition to the Motion to Transfer on October 5, 2015, and we filed a reply to the Motion to Transfer on October 13, 2015. We believe that the Defendants have meritorious defenses to the allegations made in the Complaint and we do not expect the results of this suit to have a material effect on its business or consolidated financial statements.

In addition, we are often a party to disputes and legal proceedings that we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material effect on our business or consolidated financial statements.

Item 1A.    Risk Factors

We have revised and updated our discussion of the risk factors affecting our business since those presented in our Quarterly Report on Form 10-0, Part II, Item 1A., for the fiscal quarter ended June 26, 2015. The following discussion includes one revised risk factor: "A portion of our revenue is generated from sales to U.S. federal government agencies. Disruptions to, or our failure to effectively develop, manage and maintain our government customer relationships could adversely affect our ability to generate revenue from the sales of certain or our products. Further, such government sales are subject to potential delays and cutbacks, require specific testing efforts, and impost significant compliance obligations", which reflect material developments subsequent to the discussion of risk factors included in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2015. Except for the one risk factor noted above, there have been no material changes in our assessment of our risk factors from those set forth in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2015. For convenience, all of our risk factors are included below.

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

Equipment purchases by communications service providers and enterprises continue to be unpredictable. Additionally, as with other telecommunications product suppliers, we typically recognize a portion of our revenue in a given quarter from sales booked and shipped in the last weeks of that quarter. As a result, delays in customer orders may result in delays in shipments and recognition of revenue beyond the end of a given quarter. Additionally, it can be difficult for us to predict the timing of receipt of major customer orders, and we are unable to control timing decisions made by our customers. Consequently, our quarterly operating results are difficult to predict even in the short term and a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. Therefore, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock could decline substantially. Such a stock price decline could also occur when we have met our publicly stated revenue and/or earnings guidance.

A significant portion of our operating expenses is fixed in the short term. If revenues for a particular quarter are below expectations, we may not be able to reduce costs and expenses proportionally for that quarter. Any such revenue shortfall would, therefore, have a significant effect on our operating results for that quarter.

We have incurred net losses and may incur additional net losses.

We incurred net losses in each of the first three quarters of 2015, as well as in fiscal years 2014, 2013 and 2012. We may incur additional net losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

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

The loss of any significant customer, or any substantial reduction in purchase orders or deferral of purchasing decisions from these customers, could materially and adversely affect our consolidated financial statements.

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

Success in our industry requires large investments in technology and creates exposure to rapid technological and market changes. We spend a significant amount of time, money and resources both developing new technology, products and solutions and acquiring new businesses or business assets, as applicable, such as NET in August 2012 and PT in February 2014. In January 2015, we acquired from Treq Labs, Inc. ("Treq") certain assets related to Treq's business of designing, developing, marketing, selling, servicing and maintaining software-defined networking ("SDN") technology, SDN controller software and SDN management software (the "SDN Business"). Our strategic plan includes a significant shift in our investments from mature technologies that previously generated significant revenue for us toward certain next-generation technologies, as well as working with more channel partners to sell our products. In order for us to be successful, our technologies, products and solutions must be accepted by relevant standardization bodies and by the industry as a whole. Our choices of specific technologies to pursue, and those to de-emphasize, may prove to be inconsistent with our customers' investment spending. Our success also depends upon our ability to integrate new and acquired products and services, as well as our ability to enhance our existing products and services. Moreover, if we invest in the development of technologies, products and solutions that do not function as expected, are not adopted by the industry, are not ready in time, are not accepted by our customers as quickly as anticipated or are not successful in the marketplace, our sales and earnings may suffer and, as a result, our stock price could decline. As technology advances, we may not be able to respond quickly or effectively to developments in the market for our products, or new industry standards may emerge and could render our existing or future products and services obsolete. If our products and services become technologically obsolete or if we are unable to develop successor products and services that are accepted by our customers, we may be unable to sell our products and services in the marketplace and face declines in sales. We may also experience difficulties with software development, hardware design, manufacturing or marketing that could delay or prevent our development, introduction or marketing of new products and enhancements.

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

We recorded restructuring expense of $20.0 million in the aggregate in the first three quarters of 2015 and fiscal years 2014, 2013 and 2012, comprised of $14.8 million for severance and related costs, $4.7 million for the consolidation of certain facilities and $0.5 million for the write-off of assets associated with the headcount reduction and facilities consolidations. We initiated a new restructuring plan in April 2015 pursuant to which we expect to reduce our workforce by approximately 150 positions, or 12.5% of our worldwide workforce.

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

We historically have used stock options and restricted stock as a significant component of our employee compensation program in order to align our employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. In 2007, our stockholders approved our 2007 Stock Incentive Plan (the "2007 Plan"), which includes a limited amount of shares to be granted under such plan. Our stockholders approved amendments to the 2007 Plan in June 2010, June 2013, December 2014 and June 2015.

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

From time to time, we are subject to claims and litigation regarding intellectual property rights or other claims, which could seriously harm our business and require us to incur significant costs. On April 6, 2015, Ming Huang, a purported shareholder of ours, filed a Class Action Complaint (Civil Action No. 3:15-02407) alleging violations of the federal securities laws (the "Complaint") in the United States District Court for the District of New Jersey (the "Court"), against us and two of our officers, Raymond P. Dolan, our President and Chief Executive Officer, and Mark T. Greenquist, our Chief Financial Officer (collectively, the "Defendants"). On September 21, 2015, in response to motions subsequently filed with the Court by four other purported shareholders of ours seeking status as lead plaintiff, the Court appointed Richard Sousa as lead plaintiff (the "Plaintiff") in this case. The Plaintiff claims to represent purchasers of our common stock during the period from October 23, 2014 and March 25, 2015, and seeks unspecified damages. The principal allegation contained in the Complaint is that the Defendants made misleading forward-looking statements concerning our first quarter of 2015 financial performance. On September 22, 2015, we filed a Motion to Transfer this case to the United States District Court for the District of Massachusetts (the "Motion to Transfer"). The Plaintiff filed his opposition to the Motion to Transfer on October 5, 2015, and we filed a reply to the Motion to Transfer on October 13, 2015.

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

In connection with the acquisition of PT in 2014, we increased the number of contract manufacturers we worked with from three to four contract manufacturers. However, by December 31, 2014, we had reduced the number of contract manufacturers back down to three. Additionally, we switched from one single-source manufacturer to another in 2009, as well as in 2011. Any future changes to or consolidations of our current contract manufacturers could lead to material shortages or delays in the supply of our products. In the event we elect to continue to consolidate and/or change any of our manufacturers, qualifying a new contract manufacturer to commence commercial scale production or consolidating to a reduced number of contract manufacturers are expensive and time-consuming activities and could result in a significant interruption in the supply of our products. If a change in contract manufacturers results in delays in our fulfillment of customer orders or if a contract manufacturer fails to make timely delivery of orders, we may lose revenues and suffer damage to our customer relationships.

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

We have had three executive departures in 2015: the departures of our Vice President and General Manager, Global Services, our Chief Information Officer and our Vice President, Global Marketing. We had one executive departure in 2014: the departure of our Executive Vice President of Strategy and Go-to-Market. We had two executive departures in 2013: the departures of our Senior Vice President, Global Services and Systems Management and our Senior Vice President and Chief Financial Officer. We had two executive departures in 2012: the departures of our Senior Vice President of Engineering and Chief Technology Officer and our Vice President of Human Resources. While we have since hired replacements and/or promoted certain individuals, there is always a risk of uncertainty and instability relating to our ability to find highly qualified successors for certain executive positions and to transition the duties and responsibilities of any departing key executive in an orderly manner.

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

Among the factors that could impact federal government spending and which would reduce our federal government contracting and subcontracting business are a significant decline in, or reapportioning of, spending by the federal government; changes, delays or cancellations of federal government programs or requirements; the adoption of new laws or regulations that affect companies that provide services to the federal government; federal government shutdowns or other delays in the government appropriations process; changes in the political climate, including with regard to the funding of products we provide; and

general economic conditions. The loss or significant curtailment of any government contract or subcontracts, whether due to our performance or due to interruptions of or changes in governmental funding for such contracts or subcontracts, could have a material adverse effect on our business, results of operations and financial condition. On October 22, 2015, President Obama vetoed the National Defense Authorization Act. We are currently evaluating the effects of such veto on our government business. However, expected budget cuts as a result of such veto could have an adverse effect on spending on IT and communications products and services, which could result in lower revenue from government customers in the future.

The Department of Defense ("DOD") has issued specific requirements for IP networking products for features and interoperability. In order for a vendor's product to be used to connect to the DOD network, that product must pass a series of significant tests and be certified by the Joint Interoperability Test Command (“JITC”). Certain of our products are already certified by JITC, including the Sonus SBC 5110 and the Sonus SBC 5210 session border controllers, as well as the Sonus NX1000 IP Access Switch and the VX900 VoIP Secure Voice Gateway. However, if we are unable to obtain JITC certification as needed, our DOD sales, and hence our revenue and results of operations, may suffer.

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

A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements, taxation rules and varying interpretations of accounting pronouncements or taxation rules have occurred in the past and may occur in the future. The change to existing rules, future changes, if any, or the need for us to modify a current tax position may adversely affect our reported financial results or the way we conduct our business. For example, a new revenue recognition standard was issued in 2014 that will be effective for companies in 2018, and could have a material impact on our consolidated financial statements.

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

Under generally accepted accounting principles, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Our intangible assets increased by approximately $11 million in the first three quarters of 2015 as a result of our acquisition of the SDN Business, $17 million in 2014 as a result of our acquisition of PT and $17 million in 2012 as a result of our acquisition of NET. Goodwill, which increased by approximately $1 million as a result of our acquisition of the SDN Business, $7 million as a result of our acquisition of PT (net of the reduction of goodwill related to the sale of PT's Multi-Protocol Server business) and $27 million as a result of our acquisition of NET, is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, significant change in circumstances relative to a large customer, significant decline in our stock price for a sustained period and decline in our market capitalization to below net book value.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
June 27, 2015 to July 24, 2015	325	$6.48	—	$16,762,242
July 25, 2015 to August 21, 2015	4,581	$7.54	—	$16,762,242
August 22, 2015 to September 25, 2015	17,366	$6.50	—	$16,762,242
Total	22,272	$6.72	—	$16,762,242

(1) Upon vesting of restricted stock awards, our employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. During the third quarter of 2015, 22,272 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

(2) We did not repurchase any shares under our stock buyback program announced on July 29, 2013 (the "2013 Buyback Program") between June 27, 2015 and September 25, 2015. Under the 2013 Buyback Program, our Board of Directors has authorized the repurchase of up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. We may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The 2013 Buyback Program may be suspended or discontinued at any time. The 2013 Buyback Program is being funded using our working capital.

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

Date: October 30, 2015	SONUS NETWORKS, INC.

By:	/s/ Mark T. Greenquist
Mark T. Greenquist Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

31.1	*	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

_______________________________________

*	Filed herewith.

#	Furnished herewith.