Form 10-K
period 2015-12-31
SONUS NETWORKS INC
filed 2016-02-23
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $376,492,000 based on the closing price for the Common Stock on the NASDAQ Global Select Market on June 26, 2015. As of February 16, 2016, there were 49,479,678 shares of common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Registrant's 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

SONUS NETWORKS, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2015

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

PART I

Item 1. Business

Overview

Sonus helps many of the world's leading communications service providers and enterprises embrace the next generation of Session Initiation Protocol ("SIP") and 4G/LTE (Long Term Evolution)-based solutions, including Voice over Internet Protocol ("VoIP"), video and Unified Communications ("UC") through secure, reliable and scalable Internet Protocol ("IP") networks. With customers around the globe and more than 15 years of experience transforming networks to IP, Sonus enables service providers and enterprises to capture and retain users and generate significant related return on investment. Sonus products include session border controllers ("SBCs"), diameter signaling controllers ("DSCs"), policy/routing servers, network intelligence applications ("VellOS"), which are designed to provide network-wide security and other cloud network exchange services, media and signaling gateways and network analytics tools. Sonus products are supported by a global services team with experience in design, deployment and maintenance of some of the world's largest IP networks.

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

We have traditionally sold our products through a global direct sales force, with additional sales support from regional channel partners throughout the world. In 2012, we launched an expanded channel partner program, the Sonus Partner Assure Program, to expand our coverage of the service provider and enterprise markets. Our service provider customers include AT&T Inc., BICS (formerly known as Belgacom ICS), BT Group plc, CenturyLink, Inc., Colt Technology Services, Deutsche Telekom AG, KDDI Corporation, Level 3 Communications, Inc., Orange Business Services, Softbank Group Corp., TalkTalk Telecom Group PLC, Tata Communications Ltd., Verizon Communications Inc., Vonage Holdings Corp. and XO Communications, LLC.

In concert with the Sonus Partner Assure Program, we enhanced our SBC 5200 to be more enterprise- and channel-centric and launched a new SBC, the SBC 5100, to address the requirements for smaller offices as a result of their VoIP and SIP deployments. The acquisition of Network Equipment Technologies, Inc. ("NET") in August 2012 also provided us with the SBC 1000 and SBC 2000, along with strong expertise in the Microsoft Skype for Business and Lync market and a presence in the U.S. federal government market. Today, Sonus has more Skype for Business and Lync-qualified SBCs than any other vendor. In October 2013, we introduced the industry’s first software-based SBC architected to deliver unlimited scalability and designed with advanced features, the Sonus SBC SWe (Software edition).

In February 2014, we completed the acquisition of Performance Technologies, Incorporated ("PT"). From this acquisition, we expanded and diversified our portfolio with an integrated, virtualized Diameter and SIP-based solution and have delivered strategic value to service providers seeking to offer new multimedia services through mobile, cloud-based, real-time communications. Also in February 2014, we announced our Sonus SBC 7000 SBC (the "SBC 7000"), which was designed to address scalability requirements for real-time, multimedia communications with the capability to license up to 150,000 sessions. The SBC 7000 is purpose-built to support emerging services such as high definition ("HD") voice and video, Voice over Long-Term Evolution ("VoLTE") and Rich Communications Services ("RCS").

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

On January 2, 2015, we acquired from Treq Labs, Inc. ("Treq") certain assets related to Treq's business of designing, developing, marketing, selling, servicing and maintaining software-defined networking ("SDN") technology, SDN controller software and SDN management software (the "SDN Business"). The acquisition of the SDN Business provided us with VellOS, a network-aware application that utilizes SDN technologies to provide cloud exchange services. Service providers use VellOS to provide new revenue-generating services to their enterprise customers.

Industry Background

The single greatest capital cost for telecommunications service providers has been and continues to be their infrastructure. In order to leverage these capital investments and deliver new services such as triple-play (voice, television and Internet) bundles, service providers must consolidate their infrastructure from the costly, legacy Public Switched Telephone Network ("PSTN") infrastructures into the more efficient and flexible IP-based network models which we believe are driving their revenue-growth objectives. Migrating from the PSTN to IP reduces costs by enabling the consolidation of voice, video and data within a single IP-based networking infrastructure. In an effort to further leverage their capital investments and deliver new IP-based services, we believe the industry is undergoing another major transformation from hardware-centric IP-based networks toward software-centric programmable IP-based networks.

The shift from PSTN- to IP-based communications began around 1996 and was driven by the desire of communications service providers to deliver new IP data services to grow their revenue. For most telecommunications service providers, the move to IP-based network communications presumed a strategic, phased migration. This strategy often involved deploying VoIP-based network equipment to enable the inter-networking between legacy TDM infrastructures and the new IP-based infrastructures. As a result, service providers typically found themselves operating hybrid networks that featured a mix of old (TDM) and new (IP/SIP) technology. The interoperability of these technologies introduced several issues, such as security, call control and quality of service requirements, which had to be addressed over a converged IP network that now carried not just data, but voice and multimedia data streams as well. Our original solution portfolio focused almost exclusively on helping telecommunications service providers successfully transition from TDM to all-IP communications while reducing costs and increasing revenue opportunities. As IP-to-IP communications have become more common, our main product focus has naturally shifted from core network switching to SBCs. As 4G/LTE networks begin to displace 3G and older wireless networks, creating additional security risks and network congestion, our product focus has more recently shifted to DSCs as well.

While we anticipate that TDM-to-IP interoperability will remain a core requirement of communications networks for many years to come, communications service providers and enterprises face a new generation of potentially disruptive market trends, including cloud-based communications, UC, Bring Your Own Device/Application, SDN and Network Functions Virtualization ("NFV"). Although hosted communications have been available for years, hosting them in the cloud represents a unique opportunity for service providers. This is a key trend currently affecting both enterprises and service providers. Local and long-distance voice, video, Interactive Voice Response ("IVR") systems and call recording are just a few examples of applications that are beginning to be delivered in this manner. Another key trend affecting enterprises and service providers is the demand by users for the unification of communication modalities such as voice, instant messaging ("IM"), short message service, video and web-sharing. A third key trend primarily impacts enterprises and their ability to support the explosion of communications devices (e.g., tablets, smartphones, laptops) and third-party applications in their communications infrastructure. The fourth key trend, SDN and NFV, is the virtualization of certain products to enable network functionality, such as the SBC, PSX (and its derivatives) and DSC to run as software on commercial, off-the-shelf platforms to be hosted in public cloud infrastructure or within other network elements. The last trend (SDN/NFV) directly drives requirements for the VellOS product. The primary benefit of SDN/NFV for service providers is the ability to more rapidly innovate and deploy new applications, service and infrastructure to meet their customers' evolving needs. We believe our software-based SBC, DSC, policy and SDN solutions are designed to help enterprises and service providers effectively address these trends.

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

Scalability. Communications service providers and enterprises face challenging scalability requirements, with communications networks that may support tens or even hundreds of thousands of simultaneous sessions. To be economically attractive, new infrastructure investments must compare favorably with existing networks in terms of performance, cost per port, space occupation, power consumption and cooling requirements. Our software products are architected to scale simply and cost-effectively from a handful of sessions to a virtually unlimited number of simultaneous sessions in either hybrid or public cloud deployments. In addition, our hardware platforms offer unparalleled density and require significantly less space, power and cooling compared to legacy systems that do not scale. Our higher capacity platforms are designed to be more cost-efficient to operate and minimize management overhead.

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

Sonus Products

At December 31, 2015, our products included the following:

Sonus Session Border Controllers
Our portfolio of SBCs addresses security and interworking requirements for small, medium and large businesses as well as regional and global communications service providers. SBCs are the fastest-growing segment of our business, and today we offer a broad range of SBCs that scale from a handful of SIP sessions to hundreds of thousands of sessions, and collectively represent the largest number of Lync-certified SBCs from any vendor on the market.

We currently offer eight unique SBC products:

•	Sonus SBC 1000 for small businesses and branch offices that require performance of up to 160 concurrent SIP sessions in a standalone SBC;

•	Sonus SBC 2000 for mid-size enterprises, branch offices and regional Points of Presence that require performance of up to 600 concurrent SIP sessions in a standalone SBC;

•	Sonus SBC 5100 for enterprises and service providers that require performance of up to 10,000 concurrent SIP sessions in a standalone SBC;

•	Sonus SBC 5200 for enterprises and large national/global service providers that require performance of up to 64,000 concurrent SIP sessions in a standalone SBC;

•	Sonus SBC 9000 for large enterprises and service providers that require a hybrid gateway/SBC solution for a mix of TDM and IP voice traffic;

•	SBC VX, a hybrid solution sold to the U.S. government and its agencies;

•	Sonus SBC SWe (Software edition), a software-based SBC for virtual environments, remote deployments and instances where virtualized software-based implementations are required; and

•	Sonus SBC 7000 for real-time, multimedia communications that require performance of up to 150,000 sessions in a single appliance.

Sonus GSX9000 Open Services Switch
The Sonus GSX9000 Open Services Switch (the "GSX9000") bridges IP and TDM networks by converting any type of voice signal into IP packets and transmitting those IP packets over a data network. It then converts whatever type of signal is necessary to be deposited back onto non-IP networks and delivers such signal to its intended destination. The GSX9000 is designed to deliver voice quality that is equal or superior to that of the legacy circuit-switched public network. Further, it supports multiple voice encoding schemes used in circuit switches and delivers a number of other voice compression algorithms. The GSX9000 scales to very large configurations, such as those required by large national service providers. A single GSX9000 shelf can support up to 22,000 simultaneous calls, while a single GSX9000 in a multiple-shelf configuration can support 100,000 or more simultaneous calls. The GSX9000 also operates with our PSX Policy & Routing Server and with softswitches and network products offered by other vendors.

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

Sonus Signal Transfer Points
The Sonus Signal Transfer Point ("STP") acts as the switch/router in an SS7 signaling network, managing and controlling all signaling traffic. The STP's vast array of network interfaces provide network planners the ability to design and implement SS7 network architectures that meet both the physical and business requirements of their companies. These interfaces include TDM SS7 Links, Asynchronous Transfer Mode SS7 Links, High Speed "HSL" Annex "A" SS7 Links and the IP-based SISGTRAN Links.

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

Sonus WebRTC Services Solution
Web Real-Time Communications ("WebRTC") is a technology that enables web browsers to participate in audio, video and data communications, without any kind of additional plug-ins or application downloads. A WebRTC-enabled browser or mobile application allows users to place a call, participate in multi-party video and audio conferencing, and engage in screen sharing collaboration. Any device that supports a WebRTC-enabled browser can be used to communicate with another WebRTC-enabled application over the Internet. WebRTC facilitates interoperability between different communication systems and helps enable UC by allowing users, servers and applications to connect the world of web communications to the world of

UC. With the Sonus WebRTC Services Solution, customers can write WebRTC-enabled applications that securely interoperate with other WebRTC-enabled devices or with SIP endpoints.

The Sonus WebRTC Services Solution includes:

•	Sonus WebRTC Gateway (WRTC), which enables interworking from WebRTC to SIP, as well as signaling from WebRTC to WebRTC solutions; and

•	Sonus WebRTC Software Development Kit (WRTC SDK), which provides application program interfaces for voice, video, IM, desktop share, session management, presence and conferencing.

Sonus Cloud Exchange Network Applications (VellOS)
VellOS represents a new class of cloud exchange networking products that brings intelligence to the network. VellOS provides an application-aware, network intelligence solution that allows our customers to secure their networks as well as deliver on-demand service creation for cloud, data centers and enterprise applications and services. It provides simplified network operation through a policy-driven architecture with logically centralized resource control to automate and orchestrate delivery of just-in-time connectivity, improve business application performance and optimize workload management.

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

•	Sonus Element Management System for centralized management and provisioning of Sonus network elements; and

•	Sonus DataStream Integrator for integration of call data records with back-office billing and accounting systems.

Sonus Global Services

Sonus Global Services offers professional consulting and services that support our industry-leading IP communications solutions. Through a wide range of service offerings, our consultants provide the skill and expertise to help communications service providers and enterprises transform their communications networks, from network engineering and design through network integration and commissioning to network operations. We believe our service offerings accelerate our customers' return on investment, optimize their operational capability, enhance their network's performance and health, and help them generate new revenue. In addition to end-to-end design, integration and deployment services, our Global Services team offers customized engagements, training workshops, interoperability/verification testing and around-the-clock technical support worldwide.

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

In addition to global support teams, at December 31, 2015, Sonus Global Services maintained regional service desks located in Westford, Massachusetts(United States), Tokyo (Japan), Prague (Czech Republic), Ottawa (Canada), Mexico City (Mexico) and Kuala Lumpur (Malaysia), and a customer test center located in Richardson, Texas (United States).

Sonus Market Strategy

We see opportunity in the cloud as enterprise-based UC infrastructures increasingly move to cloud-based delivery systems. The trend toward cloud-based communications is driven by many market factors and requires infrastructure investment by the enterprises who buy cloud services as well as the communications service providers that deliver cloud services. Our SBCs, installed in service provider and enterprise networks, enable these customers to deliver high quality real time communication services across and between multiple infrastructures and heterogeneous IP-PBX corporate environments. Additionally, when installed at the edge of service providers' and enterprises' networks, our SBCs allow these customers to securely and seamlessly deliver consolidated voice and data services to enterprises through SIP trunking services.

We expect that communications service providers will look to a variety of ways to monetize their SIP trunking services by offering new cloud services, including hosted and managed UC infrastructure and applications. We also anticipate that service providers will expand their cloud-based real time communication services, further driving a need for SIP and Diameter-based infrastructure equipment. To that end, we are partnering with companies such as BroadSoft, Inc. and Taqua, LLC, whose products allow service providers to increase their cloud application offerings while using our SBCs and policy solutions to facilitate the integration of their networks and offerings.

We currently sell our SBCs to enterprise customers for use at both the core and the edge of their networks, which allows them to set up a secure IP network with their service providers, consolidate dial plans and routing services and evolve from their legacy PBX infrastructures. In adopting cloud-based services, we expect that enterprises will continue to leverage their premise-based assets (e.g., PBXs) and, as such, will continue to need strong interworking and policy management to enable these cloud- and premise-based components to work together seamlessly. We believe that enterprises want UC solutions in their networks, and expect Microsoft's UC platform to play a key role in their communications productivity. We currently offer the broadest portfolio of Microsoft Skype for Business and Lync-qualified SBCs to enable enterprises to integrate Skype for Business with existing PBXs or facilitate their migration from a PBX to Skype for Business. Additionally, we have strong certified channel partners that continue to support customers' migrations to Skype for Business.

As mobile networks continue to accelerate their adoption of LTE and the many services it will bring, our DSC, along with our SBC, provide the critical edge interconnection for deployment in these networks. Providing both protection and interoperability between carriers and service providers, we believe our single vendor solution for data, voice, media and authentication are well positioned for this high-growth area. In addition to the Diameter Edge function, our scalable DSC also can be used in the core of the network, providing Diameter Routing and load balancing to handle congestion management and reduce network complexity.

In addition to the adoption of LTE, we also anticipate an acceleration in the adoption of cloud-based services. With the move to cloud-based services, enterprises are moving all of their applications to data centers that are not in the enterprise network. Increasingly, enterprises' data and applications are located in service provider data centers - either the public cloud, hybrid cloud or a private cloud. In either case, enterprise packet flows are fundamentally different than they were only five years ago. Rather than most traffic being on the local area network, more traffic is now moving to the wide area network and the intersection of different clouds. Sonus VellOS provides the cloud exchange networking functions that allow service providers to monetize this move to the clouds. With Sonus VellOS, service providers can provide their data center network as a service to enterprise customers as well as optimize application packet flows between clouds. This provides new revenue streams for service providers, enables them to increase monetization of their network assets and lowers their bandwidth costs.

We plan to continue developing new solutions internally and through partnerships that allow our customers to stay ahead of the rapid technology shifts in the communications industry. Following are some key principles driving our product evolution:

Expand our solutions to address emerging IP-based markets, such as session border control. The transformation from legacy TDM networks to all-IP networks has created new requirements for security, UC and media manipulation as well as an opportunity for creating IP-to-IP services at the network edge. The requirements for security and peering go far beyond the legacy functionality of SBCs and include not only the operator's requirements for a border gateway to other IP networks, but also a wide variety of requirements associated with the need for enterprises to control their own IP networks. The UC or multimedia nature of these emerging services also provides an opportunity for us to create innovative services at the edge of the network, both individually and with the help of partners such as BroadSoft Group Corp. and Juniper Networks, Inc. The evolution of our SBC product family empowers operators to address all of the above requirements and enables them to create unique IP-to-IP services.

Expand and broaden our customer base by targeting specific market segments, such as enterprises and wireless operators. We plan to penetrate additional customer segments and believe that new and incumbent service providers will build out their VoIP infrastructures at different rates. The next-generation communications service providers, who are relatively unencumbered by legacy equipment, have been initial purchasers of our equipment and software. Other newer entrants, including wireless operators, cable operators and Internet service providers ("ISPs"), have also been early adopters of our products. Moreover, incumbents, including interexchange carriers, regional Bell operating companies and international operators, are adopting packet-voice technologies. Large enterprises are often operating voice networks that can be as complex as a small to mid-sized service provider, and we believe that our products are a good match for their needs for secure, reliable and scalable communications. We also continue to expand our SBC portfolio with the needs of the small and medium business customers in mind.

Expand our global sales, marketing, support and distribution capabilities. As a primary supplier of network infrastructure solutions to Tier 1 service providers (a service provider that can reach every other network on the Internet without purchasing IP transit), we require a strong worldwide presence. We have an established sales presence throughout North America, Europe, Asia/Pacific, the Middle East, Africa, and Central/South America. We augment our global direct sales force by working with international partners in key markets around the world. In 2012, we launched our expanded channel partner program as a two-tiered structure to better support our growing and diverse community of SBC channel resellers.

Leverage our technology leadership to attract and retain key communications service providers. As one of the first companies to offer carrier-class IP network solutions, we have worked with many of the world's leading communications service providers to help them develop their next-generation, IP-based multimedia networks. We expect service providers to select vendors that deliver leading technology and can maintain that technology leadership. We believe that our solutions are an integral part of our customers' network architectures, and we will continue to help these customers move forward as their networks grow and evolve. By working closely with leading service providers, we gain valuable knowledge about their requirements, and we will continue to use this knowledge to enhance our existing products and create new products that address the most important requirements of network operators globally.

Sonus Customers
Our solutions are deployed in many of the world's leading service provider and enterprise networks, including AT&T Inc., BICS (formerly known as Belgacom ICS), BT Group plc, CenturyLink, Inc., CITIC Telecom 1616 LTD., Deutsche Telekom AG, Inteliquent, Inc., Kellogg Company, KDDI Corporation, Level 3 Communications, Inc., NTT Communications Corp., Orange Business Services, RELX Group plc, Royal Dutch Shell plc, SoftBank Group Corp., State Street Corporation, TalkTalk Telecom Group PLC, Tata Communications Ltd., TeliaSonera AB, Telstra Corporation Limited, Verizon Communications Inc., Vonage Holdings Corp. and XO Communications, LLC. In recent years, we have seen a significant increase in the number of enterprise customers purchasing our SBC product portfolio as a result of our overall channel partner program.

The table below provides information regarding our customer who accounted for 10% or more of our revenue for the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013
AT&T	13%	19%	15%

Sales and Marketing

We sell our products through both direct sales and indirect channels globally, leveraging the assistance of resellers such as Verizon Communications Inc. and distributors such as ScanSource, Inc. and Westcon Group Inc. In 2012, we established our channel partner program, Sonus Partner Assure, to serve particular markets and provide our customers with opportunities to purchase our products in combination with related services and products. In each of the last three years, we continued to add partners to our Sonus Partner Assure Program.

Product Research and Development

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology into new products and maintaining comprehensive product and service offerings. Our research and development process leverages innovative technology in response to market data and customer feedback. In 2012, we introduced differentiated products to address market and customer needs, including the Sonus SBC 5100 Session Border Controller. In addition, we completed the acquisition of NET and have incorporated their SBC products into our product SBC portfolio as the Sonus SBC 1000 and the Sonus SBC 2000. In 2013, we introduced the first software-based SBC that was designed to feature advanced capabilities and unlimited scalability, the Sonus SBC SWe (Software edition). In 2014, we announced software-only versions of our PSX policy server and DSC products, as well as our most powerful SBC to date, the SBC 7000. In 2015, we introduced the Sonus WebRTC Services Solution, as well as Sonus VellOS, a network intelligence program. We also expanded our virtual product portfolio with virtual versions of Sonus NetScore and Sonus Element Management System.

We have assembled a team of highly skilled engineers with significant telecommunications and networking industry experience. Our engineers have experience in and with leading wireline and wireless telecommunications equipment suppliers, computer data networking and multimedia companies. Our engineering effort is focused on SBC and DSC product development, new applications and network access features for enterprises, solutions to support Unified and cloud-based communications services and next-generation wireless technologies. At December 31, 2015, we maintained research and development offices in Massachusetts, California, Illinois, New York and New Jersey in the United States; Kanata, Ontario Canada; Bangalore, India and Swindon, United Kingdom. We have made, and intend to continue to make, a substantial investment in research and development.

Our research and development expenses were $77.9 million for the year ended December 31, 2015, $79.4 million for the year ended December 31, 2014 and $69.6 million for the year ended December 31, 2013.

Competition

The market for voice and multimedia network equipment remains competitive worldwide, but there are historical regional differences in services, regulations and business practices among sub-markets that can benefit individual vendors. Regardless of the region, the overall market is subject to rapid technological change, affected by new product introductions, changing customer demands, industry consolidation and other market activities of industry participants. To compete effectively, we must deliver innovative products that provide extremely high reliability and quality, deploy and scale easily and efficiently, interoperate with existing network infrastructures and multivendor solutions, provide effective network management, are accompanied by comprehensive customer support and professional services, provide a cost-effective and space-efficient solution for enterprises and service providers and meet price competition from low-cost equipment providers. We expect competition to persist and intensify in the future. Our primary sources of competition include vendors of networking and telecommunications equipment, such as Alcatel Lucent, ALOE Systems Inc., AudioCodes Ltd., Avaya Inc., Cisco Systems, Inc., Dialogic Inc., Ericsson LM Telephone Company, F5 Networks, Inc., GENBAND Inc., Huawei Technologies Co. Ltd., Metaswitch Networks Corporation, Mitel Networks Corporation, Nokia Systems Network (NSN), Oracle Corporation, Sansay, Inc., Technicolor SA and ZTE Corporation.

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

Please see generally the risks that are more fully discussed in Item 1A. Risk Factors for risks related to competition in our industry.

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

At December 31, 2015, we held 132 U.S. patents with expiration dates ranging from April 2016 through February 2034, and had 37 patent applications pending in the United States. While we have three patents that are set to expire within the next two years, the expiration of these patents is not expected to have a material effect on our financial position or future operations since these patents do not relate to our current business strategy and therefore are not of material value to us. In addition, at December 31, 2015, we held 35 foreign patents with expiration dates ranging from June 2019 through October 2027, and had 12 patent applications pending abroad. We also had 21 registered trademarks in the United States, including Sonus, the Sonus logo, NetAssure, NetEng, NetScore, Promina and Tenor, and had two pending trademark applications in the United States at December 31, 2015. In addition to the protections described above, we seek to safeguard our intellectual property by:

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

Please see generally the risks that are more fully discussed in Item 1A. Risk Factors for risks related to our intellectual property.

Manufacturing

As of December 31, 2015, we outsourced the manufacturing of our products to three manufacturers. Our contract manufacturers provide comprehensive manufacturing services, including assembly and testing of our products and procurement of component materials on our behalf. We believe that outsourcing our manufacturing enables us to preserve working capital, allows for greater flexibility in meeting changes in demand and enables us to be more responsive in delivering products to our customers. At present, we purchase products from our contract manufacturers on a purchase order basis.

We and our contract manufacturers currently purchase several key components of our products, including commercial digital signal processors, from single or limited sources. We purchase these components on a purchase order basis.

Please see generally the risks that are more fully discussed in Item 1A. Risk Factors for risks related to our manufacturing operations.

Backlog

We sell products and services pursuant to purchase orders issued under master agreements that provide standard terms and conditions that govern the general commercial terms and conditions of the sale. These agreements typically do not obligate customers to purchase any minimum or guaranteed quantities, nor do they generally require upfront cash deposits. At any given time, we have orders for products that have not yet been shipped and for services (including our customer support obligations) that have not yet been performed. We also have orders relating to products that have been delivered and services that have been performed but have not yet been accepted by the customer under the applicable purchase terms. We include both of these situations in our calculation of backlog. A backlogged order may not result in revenue in the quarter in which it was booked, and the actual revenue recognized in a quarter may not equal the total amount of related backlog. Therefore, we do not believe that our backlog, as of any particular date, is necessarily indicative of actual revenue for any future period. In addition, we expect to derive a greater percentage of our revenue in the future from the enterprise market and through sales channels where speed of fulfillment is essential to winning business. Consequently, we expect to derive a lower percentage of our business from large service provider orders that are delivered over multiple quarters and years and we expect our backlog to decrease as a result. Our backlog was approximately $114 million at December 31, 2015 and approximately $101 million at December 31, 2014.

Employees

At December 31, 2015, we had a total of 1,049 employees. Except for our employees in France, our employees are not represented by any collective bargaining agreement. We believe our relations with our employees are good.

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

	Year ended December 31,
	2015	2014	2013
United States	71%	71%	69%
Europe, Middle East and Africa	13	13	12
Japan	10	9	12
Other Asia Pacific	4	5	5
Other	2	2	2
	100%	100%	100%

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

Equipment purchases by communications service providers and enterprises continue to be unpredictable. As with other telecommunications product suppliers, we typically recognize a portion of our revenue in a given quarter from sales booked and shipped in the last weeks of that quarter. As a result, delays in customer orders may result in delays in shipments and recognition of revenue beyond the end of a given quarter. Additionally, it can be difficult for us to predict the timing of receipt of major customer orders, and we are unable to control timing decisions made by our customers. Consequently, our quarterly operating results are difficult to predict even in the short term and a delay in an anticipated sale past the end of a particular quarter may negatively impact our results of operations for that quarter, or in some cases, that year. Therefore, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock could decline substantially. Such a stock price decline could also occur even if we meet our publicly stated revenue and/or earnings guidance.

A significant portion of our operating expenses is fixed in the short term. If revenues for a particular quarter are below expectations, we may not be able to reduce costs and expenses proportionally for that quarter. Any such revenue shortfall would, therefore, have a significant effect on our operating results for that quarter.

We have incurred net losses and may incur additional net losses.

We incurred net losses in each of the first three quarters of 2015 and fiscal year 2015, as well as in fiscal years 2014 and 2013. We may incur additional net losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

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

Our future success will depend on our ability to attract additional customers beyond our current customer base. One customer, AT&T, contributed more than 10% of our revenue in each of the past three years, representing approximately 13% of our revenue in 2015, 19% of our revenue in 2014 and 15% of our revenue in 2013. Factors that may affect our ability to grow our customer base include but are not limited to the following:

•	economic conditions that discourage potential new customers from making the capital investments required to adopt new technologies;

•	deterioration in the general financial condition of service providers and enterprises, or their ability to raise capital or access lending sources;

•	new product introductions by our competitors; and

•	the development of our channel partner program.

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

We continue to enhance our sales strategy, which we expect will include more partner sales engagements to resell our products and services through authorized Sonus distributors, value added resellers, system integrators and other channel partners. Disruptions to, or our failure to effectively develop and manage, these partners and the processes and procedures that support them could adversely affect our ability to generate revenues from the sale of our products and services. If we do not have adequate personnel, experience and resources to manage the relationships with these partners and to fulfill our responsibilities under such arrangements, such shortcomings could lead to the decrease of the sales of our products and services and our operating results could suffer.

We continue to enhance our sales strategy, which we expect will include more partner sales engagements to resell our products and services through authorized Sonus distributors, value added resellers, system integrators and other channel partners. Our future success is dependent upon establishing and maintaining successful relationships with a variety of distributors, value added resellers, system integrators and other channel partners. We may also need to pursue strategic partnerships with vendors who have broader technology or product offerings in order to compete with end-to-end solution providers. In addition, many of the enterprise markets we are pursuing require a broad network of resale partners in order to achieve effective distribution.

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

Success in our industry requires large investments in technology and creates exposure to rapid technological and market changes. We spend a significant amount of time, money and resources both developing new technology, products and solutions and acquiring new businesses or business assets, as applicable, such as NET in August 2012 and PT in February 2014. In

January 2015, we acquired from Treq Labs, Inc. ("Treq") certain assets related to Treq's business of designing, developing, marketing, selling, servicing and maintaining software-defined networking ("SDN") technology, SDN controller software and SDN management software (the "SDN Business"). Our strategic plan includes a significant shift in our investments from mature technologies that previously generated significant revenue for us toward certain next-generation technologies, as well as working with channel partners to sell our products. In order for us to be successful, our technologies, products and solutions must be accepted by relevant standardization bodies and by the industry as a whole. Our choices of specific technologies to pursue, and those to de-emphasize, may prove to be inconsistent with our customers' investment spending. Our success also depends upon our ability to integrate new and acquired products and services, as well as our ability to enhance our existing products and services. Moreover, if we invest in the development of technologies, products and solutions that do not function as expected, are not adopted by the industry, are not ready in time, are not accepted by our customers as quickly as anticipated or are not successful in the marketplace, our sales and earnings may suffer and, as a result, our stock price could decline. As technology advances, we may not be able to respond quickly or effectively to developments in the market for our products, or new industry standards may emerge and could render our existing or future products and services obsolete. If our products and services become technologically obsolete or if we are unable to develop successor products and services that are accepted by our customers, we may be unable to sell our products and services in the marketplace and face declines in sales. We may also experience difficulties with software development, hardware design, manufacturing or marketing that could delay or prevent our development, introduction or marketing of new products and enhancements.

We believe the telecommunications industry is in the early stages of a major architectural shift to the virtualization of networks.  If the architectural shift does not occur, if it does not occur at the pace we predict, or if the products and services we have developed are not attractive to our customers after such shift takes place, our revenues could decline.

We believe the telecommunications industry is in the early stages of transitioning to the virtualization of networks, and we are developing products and services that we believe will be attractive to our customers and potential customers who make that shift.  While we anticipate that the industry shift to a software-centric cloud-based architecture is all but certain to happen, fundamental changes like this often take time to accelerate.  In addition, our customers may adapt to such changes at varying rates.  As our customers take time to determine their future network architectures, we may encounter delayed timing of orders, deferred purchasing decisions and reduced expenditures.  These longer decision cycles and reduced expenditures may negatively impact our revenues, or make it difficult for us to accurately predict our revenues, either of which could materially adversely affect our consolidated financial statements and cause our stock price to decline.

In 2012, the macro-environment for our media gateway trunking business faced significant declining revenues that happened faster than we were anticipating. In the past three years, we continued to experience significant declines in customer spending in our media gateway trunking business, and these declines have continued to date. Even though we continue to transform our company from a media gateway trunking business to an SBC and DSC business, a portion of our current revenue remains dependent upon the commercial success of our voice infrastructure products, which we believe will remain true for the foreseeable future. If the market for these products continues to significantly decline and if our SBC and DSC sales do not accelerate as quickly as we forecast, our operating results could suffer.

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

We recorded net restructuring expense of $13.2 million in the aggregate in 2015, 2014 and 2013, comprised of $12.5 million for severance and related costs, $0.5 million for the consolidation of certain facilities and $0.2 million for the write-off of assets associated with the headcount reduction and facilities consolidations. We initiated a new restructuring plan in April 2015 pursuant to which we reduced our workforce by approximately 150 positions, or 12.5% of our worldwide workforce.

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

Any future investments, mergers or acquisitions we make or enter into, as applicable, could be difficult to integrate, disrupt our business, dilute shareholder value and seriously harm our financial condition.

We are not currently a party to any material pending merger or acquisition agreements. However, we may merge with or acquire additional businesses, products or technologies in the future. No assurance can be given that any future merger or acquisition will be successful or will not materially and adversely affect our business, operating results or financial condition. We continue to review opportunities to merge with or acquire other businesses or technologies that would add to our existing product line, complement and enhance our current products, expand the breadth of our markets, enhance our technical capabilities or otherwise offer growth opportunities. If we enter into a merger or make acquisitions in the future, we could, among other things:

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

Mergers and acquisitions are inherently risky and subject to many factors outside of our control. Therefore, we cannot be certain that we would be successful in overcoming problems in connection with our past or future acquisitions. Our inability to do so could significantly harm our business, revenues, and results of operations.

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

Worldwide efforts to contain capital spending, general uncertainty as to slow economic growth during the current post-recessionary global economy, the possibility of another recession and a continued weakened global economy could have a material adverse effect on us.

One factor that significantly affects our operating results is the impact of economic conditions on the willingness of our current and potential customers to make capital investments. Given the general uncertainty and slow economic growth during the current post-recessionary global economy, we believe that customers have tried to maintain or improve profitability through cost control and constrained capital spending, which places additional pressure on IT departments to demonstrate acceptable return on investment. Some of our current or prospective customers may cancel or delay spending on the development or roll-out of capital and technology projects with us due to economic uncertainty and, consequently, our results of operations may be adversely affected. In addition, current uncertain worldwide economic and political environments make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand, which could result in an inability to satisfy demand for our products and a loss of market share. Our revenues are likely to decline in such circumstances and our profit margins could erode, or we could incur significant losses.

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

Competition in the telecommunications market is intense. This market has historically been dominated by large incumbent telecommunications equipment companies, such as Ericsson LM Telephone Company and Huawei Technologies Co. Ltd., both of which are our direct competitors. We also face competition from other telecommunications and networking companies, including Alcatel Lucent, ALOE Systems Inc., AudioCodes Ltd., Avaya Inc., Cisco Systems, Inc., Dialogic Inc., F5 Networks, Inc., GENBAND Inc., Metaswitch Networks Corporation, Mitel Networks Corporation, Nokia Systems Network (NSN), Oracle Corporation, Sansay, Inc., Technicolor SA and ZTE Corporation, all of which design competing products. These or other competitors may also merge, intensifying competition. Additional competitors with significant financial resources may enter our markets and further intensify competition.

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

To compete effectively, we must deliver innovative products that:

•	provide extremely high reliability and quality;

•	deploy and scale easily and efficiently;

•	interoperate with existing network infrastructures and multivendor solutions;

•	provide effective network management;

•	are accompanied by comprehensive customer support and professional services;

•	provide a cost-effective and space-efficient solution for enterprises and service providers; and

•	meet price competition from low cost equipment providers.

If we are unable to compete successfully against our current and future competitors, we could experience price reductions, order cancellations and loss of customers and revenues, and our operating results could be adversely affected.

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

The market for technology stocks has been, and will likely continue to be, volatile. The following factors, among others, could cause the market price of our common stock to fluctuate significantly:

•	addition or loss of any major customer;

•	continued significant declines in customer spending in the media gateway trunking business;

•	consolidation and competition in the telecommunications industry;

•	changes in the financial condition or anticipated capital expenditure purchases of any existing or potential major customer;

•	economic conditions for the telecommunications, networking and related industries;

•	quarterly variations in our bookings, revenues and operating results;

•	changes in financial estimates by securities analysts;

•	speculation in the press or investment community;

•	announcements by us or our competitors of significant contracts, new products or acquisitions, distribution partnerships, joint ventures, mergers or capital commitments;

•	activism by any single large stockholder or combination of stockholders;

•	sales of common stock or other securities by us or by our stockholders in the future;

•	securities and other litigation;

•	repurchases under our stock buyback program;

•	announcement of a stock split, reverse stock split, stock dividend or similar event; and/or

•	emergence or adoption of new technologies or industry standards.

Furthermore, brokerage firms often do not permit stocks trading below $5.00 per share to be sold short, but often permit short-selling of shares which are traded at higher prices. As a result, to the extent our per-share trading price is consistently above $5.00, investors may short our stock. This may increase the volatility of our stock price.

Our credit agreement with Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto, first dated as of June 27, 2014 and as amended on June 26, 2015 (the “Credit Agreement”), contains financial and operating restrictions that may limit our access to credit. If we fail to comply with covenants in the Credit Agreement, we may be required to repay any potential indebtedness thereunder, which may have an adverse effect on our liquidity. In addition, if we are unable to extend, renew or replace the Credit Agreement by the maturity date of June 30, 2016, on favorable terms, or at all, our business, operations and financial condition may be materially adversely affected.

The Credit Agreement provides us with a revolving credit facility of up to $15 million. Provisions in the Credit Agreement impose limitations on our ability to, among other things:

•	incur additional indebtedness;

•	create liens;

•	enter into transactions with affiliates;

•	dispose of assets;

•	make certain investments; and

•	merge or consolidate.

In addition, we are required to meet certain financial covenants customary for financings of this type. Our failure to comply with these covenants may result in the declaration of an event of default, which could cause us to be unable to borrow under the Credit Agreement or result in the acceleration of the maturity of indebtedness outstanding under the Credit Agreement at such time. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. We are also subject to a 0.15% commitment fee on any unused commitments available for borrowing.

Furthermore, while we had no amounts outstanding under the Credit Agreement as of December 31, 2015, we may wish to draw on this facility in the future. We may be prevented from borrowing, however, if we are unable to extend, renew or replace the Credit Agreement by the maturity date of June 30, 2016, on favorable terms, or at all, which could have an adverse effect on our liquidity and cause our business, operations and financial condition to suffer.

Our business could be jeopardized if we are unable to protect our intellectual property; additionally, in some jurisdictions, our rights may not be as strong as we currently enjoy in the United States.

We rely on a combination of security countermeasures within our deployed products, as well as patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. The legal systems of many foreign countries do not protect or honor intellectual property rights to the same extent as the legal system of the United States. It may be very difficult, time-consuming and costly for us to attempt to enforce our intellectual property rights, especially in these foreign jurisdictions. If competitors are able to use our technology, our ability to compete effectively could be harmed.

Claims that our current or future products infringe or misappropriate the proprietary rights of others could adversely affect our ability to sell those products and cause us to incur additional costs.

Substantial litigation over intellectual property rights exists in the telecommunications industry. We expect that we could be increasingly subject to third-party infringement claims as our revenue increases, the number of competitors grows and/or the functionality of products and technology in different industry segments overlaps. Third parties may currently have, or may eventually be issued, patents on which our current or future products or technologies may allegedly infringe. For example, there has been an increase in the industry of third-party infringement claims brought by Non-Practicing Entities, also known as patent trolls.

In addition, we and our customers have received inquiries from intellectual property owners and may become subject to claims that we or our customers allegedly infringe the intellectual property rights of third parties. Any parties asserting that our products infringe upon their proprietary rights could force us to license their patents for substantial royalty payments or to defend ourselves and possibly our customers or contract manufacturers in litigation. These claims and any resulting licensing arrangement or lawsuit, if successful, could subject us to significant royalty payments or liability for damages and invalidation of our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling, incorporating or using our products that use the challenged intellectual property;

•
obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available at acceptable prices, on acceptable terms, or at all; or

•	redesign those products that use any allegedly infringing technology.

Patent litigation, regardless of its outcome, will likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, patent litigation may cause negative publicity, adversely impact prospective customers, cause product shipment delays, prohibit us from manufacturing, marketing or selling our current or future products, require us to develop non-infringing technology, make substantial payments to third parties or enter into royalty or license agreements, which may not be available on acceptable terms or at all. If a third party's claim of infringement against us in a particular patent litigation is successful, and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our revenue may decrease substantially and we could be exposed to significant liability. A court could enter orders that temporarily, preliminarily or permanently enjoin us or our customers from making, using, selling, offering to sell or importing our current or future products, or could enter an order mandating that we undertake certain remedial activities. Although historically our costs to defend lawsuits relating to indemnification provisions in our product agreements have been insignificant, the costs may be significant in future periods.

We may face risks related to litigation that could result in significant legal expenses and settlement or damage awards.

From time to time, we are subject to claims and litigation regarding intellectual property rights or other claims, which could seriously harm our business and require us to incur significant costs. On April 6, 2015, Ming Huang, a purported shareholder of ours, filed a Class Action Complaint (Civil Action No. 3:15-02407), alleging violations of the federal securities laws (the "Complaint") in the United States District Court for the District of New Jersey (the "Court"), against us and two of our officers, Raymond P. Dolan, our President and Chief Executive Officer, and Mark T. Greenquist, our Chief Financial Officer (collectively, the "Defendants"). On September 21, 2015, in response to motions subsequently filed with the Court by four other purported shareholders of ours seeking status as lead plaintiff, the Court appointed Richard Sousa as lead plaintiff (the "Plaintiff") in this case. The Plaintiff claims to represent purchasers of our common stock during the period from October 23, 2014 and March 25, 2015, and seeks unspecified damages. The principal allegation contained in the Complaint is that the Defendants made misleading forward-looking statements concerning our first quarter of 2015 financial performance. On September 22, 2015, we filed a Motion to Transfer this case to the United States District Court for the District of Massachusetts (the "Motion to Transfer"). The Plaintiff filed his opposition to the Motion to Transfer on October 5, 2015, and we filed a reply to the Motion to Transfer on October 13, 2015.

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

We may also be subject to employment claims in connection with employee terminations. In addition, companies in our industry whose employees accept positions with us may claim that we have engaged in unfair hiring practices. These claims may result in material litigation. We could incur substantial costs defending ourselves or our employees against those claims, regardless of their merits. Further, defending ourselves from those types of claims could divert our management's attention from our operations. The cost of employment claims may also rise as a result of our increasing international expansion.

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

In connection with the acquisition of PT in 2014, we increased the number of contract manufacturers we worked with from three to four contract manufacturers. However, by December 31, 2014, we had reduced the number of contract manufacturers to three. Additionally, we switched from one single-source manufacturer to another in 2009, as well as in 2011. Any future changes to or consolidations of our current contract manufacturers could lead to material shortages or delays in the supply of our products. In the event we elect to continue to consolidate and/or change any of our manufacturers, qualifying a new contract manufacturer to commence commercial scale production or consolidating to a reduced number of contract manufacturers are expensive and time-consuming activities and could result in a significant interruption in the supply of our products. If a change in contract manufacturers results in delays in our fulfillment of customer orders or if a contract manufacturer fails to make timely delivery of orders, we may lose revenues and suffer damage to our customer relationships.

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

We had five executive departures in 2015: the departures of our Vice President, Finance, Controller and Principal Accounting Officer; our Vice President and General Manager, Products; our Vice President and General Manager, Global Services; our Chief Information Officer; and our Vice President, Global Marketing. We had one executive departure in 2014: the departure of our Executive Vice President of Strategy and Go-to-Market. We had two executive departures in 2013: the departures of our Senior Vice President, Global Services and Systems Management and our Senior Vice President and Chief Financial Officer. While we have since hired replacements and/or promoted certain individuals, there is always a risk of uncertainty and instability relating to our ability to find highly qualified successors for certain executive positions and to transition the duties and responsibilities of any departing key executive in an orderly manner.

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

A majority of NET's government sales involve products that have or will soon reach the end of their life cycles, and such government sales for these older products have declined substantially in recent periods. While governmental agencies have purchased and are evaluating some of our new products for broader deployment, this new line of business may not develop quickly, if at all, or be sufficient to offset future declines in sales of these legacy products. Spending by government customers fluctuates based on budget allocations and the timely passage of the annual federal budget.

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

The Department of Defense ("DOD") has issued specific requirements for IP networking products for features and interoperability. In order for a vendor's product to be used to connect to the DOD network, that product must pass a series of significant tests and be certified by the Joint Interoperability Test Command (“JITC”). Certain of our products are already certified by JITC, including the Sonus SBC 5110 and the Sonus SBC 5210 session border controllers, as well as the VX900 VoIP Secure Voice Gateway. However, if we are unable to obtain JITC certification as needed, our DOD sales, and hence our revenue and results of operations, may suffer.

Consolidation in the telecommunications industry could harm our business.

The telecommunications industry has experienced consolidation, including the acquisition of Aruba Networks, Inc. by HP Inc. in May 2015, the acquisition of Mavenir Systems, Inc. by Mitel Networks Corporation in April 2015, the acquisition of Riverbed Technology, Inc. by Thoma Bravo, a private equity investment firm, in April 2015, the acquisition of Dialogic Inc. by Novacap TMT IV, L.P. in 2014 and the acquisitions of Acme Packet, Inc. and Tekelec by Oracle Corporation in 2013, and we expect this trend to continue. Consolidation among our customers may cause delays or reductions in capital expenditure plans and/or increased competitive pricing pressures as the number of available customers declines and the relative purchasing power of customers increases in relation to suppliers. Any of these factors could adversely affect our business.

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

We have a material office in Bangalore, India. The employees at this facility consist principally of research and development personnel. There is no assurance that our reliance upon development resources in India will enable us to achieve meaningful cost reductions or greater resource efficiency. Further, our development efforts and other operations in India involve significant risks, including:

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Our corporate headquarters is located in a leased facility in Westford, Massachusetts, consisting of 97,500 square feet under a lease that expires in August 2018. In addition to our corporate headquarters, we maintained, as of December 31, 2015, the following facilities:

Location	Principal use	Square footage (approximate)	Lease expiration
Bangalore, India	Engineering/development	60,000	October 2019
Richardson, Texas	Customer testing	26,500	January 2020
Freehold, New Jersey	Engineering/development	16,500	December 2017
Fremont, California	Engineering/development and general and administrative	16,000	June 2020
Kanata, Canada	Sales and customer support	16,000	October 2018
Prague, Czech Republic	Customer support	11,500	May 2019
Swindon, United Kingdom	Engineering/development and customer support	5,800	December 2016
Rochester, New York	Engineering/development and general and administrative	5,400	October 2019
Tokyo, Japan	Sales and customer support	5,000	May 2020
Schaumburg, Illinois	Engineering/development	4,700	October 2019

As of December 31, 2015, we also leased short-term office space in Australia, China, France, Germany, India, Malaysia, Mexico, Singapore, South Korea, Taiwan and the United Arab Emirates. We believe our existing facilities are adequate for our current needs and that suitable additional space will be available as needed.

Item 3. Legal Proceedings
On April 6, 2015, Ming Huang, a purported shareholder of ours, filed a Class Action Complaint (Civil Action No. 3:15-02407), alleging violations of the federal securities laws (the "Complaint") in the United States District Court for the District of New Jersey (the "Court"), against us and two of our officers, Raymond P. Dolan, our President and Chief Executive Officer, and Mark T. Greenquist, our Chief Financial Officer (collectively, the "Defendants"). On September 21, 2015, in response to motions subsequently filed with the Court by four other purported shareholders of ours seeking status as lead plaintiff, the Court appointed Richard Sousa as lead plaintiff (the "Plaintiff"). The Plaintiff claims to represent purchasers of our common stock during the period from October 23, 2014 to March 24, 2015, and seeks unspecified damages. The principal allegation contained in the Complaint is that the Defendants made misleading forward-looking statements concerning our fiscal first quarter of 2015 financial performance. On September 22, 2015, we filed a Motion to Transfer this case to the United States District Court for the District of Massachusetts (the "Motion to Transfer"). The Plaintiff filed his opposition to the Motion to Transfer on October 5, 2015, and we filed a reply to the Motion to Transfer on October 13, 2015. We believe that the Defendants have meritorious defenses to the allegations made in the Complaint and we do not expect the results of this suit to have a material effect on our business or consolidated financial statements.

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

In December 2014, our stockholders approved an amendment to our Fourth Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of our common stock, with the ratio, implementation and timing of such reverse stock split (within specified parameters) to be determined in the discretion of our Board of Directors. In January 2015, the Reverse Stock Split Special Committee of our Board of Directors set the ratio for the reverse stock split at one-for-five and such reverse stock split was made effective on the NASDAQ Global Select Market as of the commencement of trading on January 30, 2015.  As a result of the reverse stock split, the number of our issued and outstanding shares was adjusted such that every five shares of common stock were converted into one share of common stock, reducing the authorized number of shares of our common stock from 600,000,000 to 120,000,000. Proportional adjustments were also made to our equity incentive plans, as well as to any outstanding restricted stock awards and stock options granted under such equity incentive plans to maintain the economic value of the awards.  The par value of the common stock remained at $0.001 per share after such reverse stock split. All references herein to shares outstanding, share issuances and share sales prices have been adjusted to give effect to the aforementioned reverse stock split.

The following table sets forth, for the time periods indicated, the high and low sale prices of our common stock as reported on the NASDAQ Global Select Market:

	High	Low
Fiscal 2015
First quarter	$20.75	$7.86
Second quarter	$8.55	$7.50
Third quarter	$8.20	$5.82
Fourth quarter	$7.55	$5.55
Fiscal 2014
First quarter	$19.90	$13.80
Second quarter	$18.95	$14.40
Third quarter	$21.25	$17.55
Fourth quarter	$20.80	$14.10

Holders

At February 18, 2016, there were approximately 372 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends and have no present intention to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of our common stock during the fourth quarter of 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
September 26, 2015 to October 23, 2015	599	$6.43	—	$16,762,242
October 24, 2015 to November 20, 2015	2,402	$6.77	—	$16,762,242
November 21, 2015 to December 31, 2015	276,038	$6.66	274,652	$14,934,608
Total	279,039	$6.66	274,652	$14,934,608

(1) Upon vesting of restricted stock awards, our employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. During the fourth quarter of 2015, 4,387 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

(2) Consists of purchases pursuant to a stock buyback program announced on July 29, 2013, under which our Board of Directors has authorized the repurchase of up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions (the "2013 Buyback Program"). At December 31, 2015, we had $14.9 million remaining under the 2013 Buyback Program for future repurchases. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. We may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The 2013 Buyback Program does not have a fixed expiration date but may be suspended or discontinued at any time. The 2013 Buyback Program is being funded using our working capital.

(3) Consists of amounts available for repurchases under the 2013 Buyback Program.

Performance Graph

The following performance graph compares the cumulative total return to stockholders for our common stock for the period from December 31, 2010 through December 31, 2015 with the cumulative total return over the same period on the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The comparison assumes an investment of $100 on December 31, 2010 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends, if any. The performance shown is not necessarily indicative of future performance.

This graph is not deemed to be "filed" with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933, as amended, or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
Sonus Networks, Inc.
NASDAQ Composite
NASDAQ Telecommunications

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	December 31,
	2010	2011	2012	2013	2014	2015
Sonus Networks, Inc.	$100.00	$89.89	$63.67	$117.98	$148.69	$53.41
NASDAQ Composite	$100.00	$100.53	$116.92	$166.19	$188.78	$199.95
NASDAQ Telecommunications	$100.00	$89.84	$91.94	$128.06	$133.34	$128.91

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
Consolidated Statement of Operations Data
(In thousands, except per share amounts)	2015 (1)	2014 (2)	2013	2012 (3)	2011
Revenue:
Product	$141,913	$182,455	$167,272	$153,326	$154,373
Service	107,121	113,871	109,461	100,808	105,323
Total revenue	249,034	296,326	276,733	254,134	259,696
Cost of revenue:
Product	50,460	60,284	59,235	58,109	57,929
Service	36,917	42,637	45,038	53,431	55,646
Total cost of revenue	87,377	102,921	104,273	111,540	113,575
Gross profit	161,657	193,405	172,460	142,594	146,121
Operating expenses:
Research and development	77,908	79,396	69,559	67,341	64,410
Sales and marketing	72,841	80,141	78,365	76,341	59,279
General and administrative	39,846	43,937	40,107	34,283	34,957
Acquisition-related expense	131	1,558	93	5,496	—
Restructuring expense	2,148	5,625	5,411	7,675	—
Total operating expenses	192,874	210,657	193,535	191,136	158,646
Loss from operations	(31,217)	(17,252)	(21,075)	(48,542)	(12,525)
Interest and other income, net	1,329	2,611	408	814	1,287
Loss from continuing operations before income taxes	(29,888)	(14,641)	(20,667)	(47,728)	(11,238)
Income tax provision	(2,007)	(2,214)	(1,452)	(2,441)	(1,465)
Net loss	$(31,895)	$(16,855)	$(22,119)	$(50,169)	$(12,703)

Loss per share (4)
Basic	$(0.64)	$(0.34)	$(0.40)	$(0.90)	$(0.23)
Diluted	$(0.64)	$(0.34)	$(0.40)	$(0.90)	$(0.23)

Shares used to compute loss per share (4)
Basic	49,560	50,245	55,686	56,018	55,708
Diluted	49,560	50,245	55,686	56,018	55,708

______________________________

(1) Includes the results of operations of the SDN Business of Treq Labs, Inc. for the period subsequent to its acquisition by the Company on January 2, 2015.
(2) Includes the results of operations of Performance Technologies Incorporated for the period subsequent to its acquisition by the Company on February 19, 2014.
(3) Includes the results of operations of Network Equipment Technologies, Inc. for the period subsequent to its acquisition by the Company on August 24, 2012.
(4) Adjusted to give effect to the one-for-five reverse stock split that was effective on the NASDAQ Global Select Market as of the commencement of trading on January 30, 2015.

	December 31,
Consolidated Balance Sheet Data
(In thousands)	2015	2014	2013	2012	2011
Cash and cash equivalents	$50,111	$41,157	$72,423	$88,004	$105,451
Marketable securities	$58,533	$64,443	$138,882	$161,905	$224,090
Investments	$33,605	$42,407	$34,364	$29,698	$55,427
Working capital	$117,692	$129,480	$223,879	$286,745	$336,619
Total assets	$312,891	$332,635	$417,484	$470,740	$504,715
Convertible subordinated note	$—	$—	$2,380	$2,380	$—
Long-term deferred revenue	$7,374	$8,009	$10,528	$11,647	$11,601
Other long-term liabilities	$2,760	$5,246	$4,371	$5,706	$3,599
Total stockholders' equity	$223,026	$240,350	$312,252	$376,046	$415,301

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are a leading provider of networked solutions for communications service providers (e.g., telecommunications, wireless and cable service providers) and enterprises to help them advance, protect and unify their communications and improve collaboration. We help many of the world's leading communications service providers and enterprises embrace the next generation of Session Initiation Protocol ("SIP") and 4G/LTE (Long Term Evolution)-based solutions, including Voice over Internet Protocol ("VoIP"), video and Unified Communications ("UC") through secure, reliable and scalable Internet Protocol ("IP") networks. Our products include session border controllers ("SBCs"), diameter signaling controllers ("DSCs"), policy/routing servers, network intelligence applications ("VellOS"), which is designed to provide network-wide security and other cloud network exchange services, media and signaling gateways and network analytics tools.

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

For fiscal years 2015, 2014 and 2013, we reported our first, second and third quarters on a 4-4-5 basis, with the quarter ending on the Friday closest to the last day of each third month. In 2015, our first quarter ended on March 27, 2015, our second quarter ended on June 26, 2015 and our third quarter ended on September 25, 2015. In 2014, our first quarter ended on March 28, 2014, our second quarter ended on June 27, 2014 and our third quarter ended on September 26, 2014. In 2013, our first quarter ended on March 29, 2013, our second quarter ended on June 28, 2013 and our third quarter ended on September 27, 2013. Effective January 1, 2016, we will report our first, second and third quarters on a month-end basis, such that our first quarter will end on March 31, 2016, our second quarter will end on June 30, 2016 and our third quarter will end on September 30, 2016. Our fiscal year will continue to end on December 31.

New Product Announcements

On October 15, 2015, we introduced VellOS, a virtualized cloud exchange networking platform designed to provide NaaS and to optimize connections between clouds. VellOS integrates private, hybrid and public clouds into one IT environment. Customers can tailor cloud exchange networking services to deliver NaaS, multiprotocol label switching wide area network, replacement and cloud interconnect to major public cloud providers. VellOS also simplifies network and application roll-out and optimizes access to data center hosted applications.

On March 12, 2015, we introduced our Web Real-Time Communications ("WebRTC") Services Solution, which is designed to enable web browsers to participate in audio, video and data communications, without any kind of additional plug-ins or application downloads. A WebRTC-enabled browser or mobile application allows users to place a call, participate in multi-party video and audio conferencing and engage in screen sharing collaboration. Any device that supports a WebRTC-enabled browser can be used to communicate with another WebRTC-enabled application over the Internet. WebRTC facilitates interoperability between different communication systems and helps enable UC by allowing users, servers and applications to combine the world of web communications to the world of UC. With the Sonus WebRTC Services Solution, customers can write WebRTC-enabled applications that securely interoperate with other WebRTC-enabled devices or with SIP endpoints.

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

Corporate Events

In December 2015, the Company announced that Brian O'Donnell would step down as Vice President of Finance, Corporate Controller and principal accounting officer. Mr. O'Donnell remained with the Company through December 31, 2015 to assist with the transition of his duties. On December 8, 2015, our Board of Directors appointed Mark Greenquist, our Chief Financial Officer, as the principal accounting officer of the Company, effective January 1, 2016.

In April 2015, Peter Polizzi stepped down as Vice President and General Manager, Global Services, effective May 1, 2015. Mr. Polizzi remained with the Company in an advisory role to assist our Chief Executive Officer until September 30, 2015.

On January 2, 2015 (the "Treq Asset Acquisition Date"), we acquired from Treq Labs, Inc. ("Treq") certain assets related to its business of designing, developing, marketing, selling, servicing and maintaining software-defined networking ("SDN") technology, SDN controller software and SDN management software (the "SDN Business") for $10.1 million in cash on the Treq Asset Acquisition Date, with an additional consideration payment of $750,000 paid on each of July 2, 2015 and January 4, 2016. We also entered into an Earn-Out Agreement under which we agreed to issue to the sellers up to an aggregate of 1.3 million shares of common stock over a three-year period subsequent to the Treq Asset Acquisition Date if aggregate revenue thresholds of at least $60 million are achieved by the SDN Business during that period, and up to an aggregate of an additional 2.2 million shares (3.5 million shares in total) if aggregate revenue thresholds of at least $150 million are achieved by the SDN Business during that period. If the initial revenue thresholds are not met, no shares will be issued. Based on historical and forecasted sales, no incremental contingent consideration was recorded initially as of the Treq Asset Acquisition Date or through December 31, 2015. The SDN Business provides solutions that optimize networks for voice, video and UC for both enterprise and service provider customers. We believe that the acquisition of the SDN Business will accelerate our delivery of our SDN strategy. The financial results of the SDN Business are included in our consolidated financial statements starting on the Treq Asset Acquisition Date.

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

On February 19, 2014 (the "PT Acquisition Date"), we completed the acquisition of Performance Technologies, Incorporated ("PT") for $3.75 per share, or approximately $35 million in cash, net of PT's cash and excluding acquisition-related costs. This acquisition has enabled us to expand and diversify our portfolio with an integrated, virtualized Diameter and SIP-based solution and deliver strategic value to service providers seeking to offer new multimedia services through mobile, cloud-based real-time communications. The financial results of PT are included in our consolidated financial statements for the period subsequent to the PT Acquisition Date. On June 20, 2014, we sold the PT Multi-Protocol Server ("MPS") business for $2.0 million. We had acquired the MPS business in connection with the acquisition of PT. The results of operations of the MPS business are excluded from our consolidated results for the period subsequent to June 20, 2014.

Corporate Strategy

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

Financial Overview

We have been committed to streamlining our operations and reducing our operating costs. To better align our cost structure to our then-current revenue expectations, in April 2015, we announced a cost reduction review. As part of this review, on April 16, 2015, we initiated a restructuring plan to reduce our workforce by approximately 150 positions, or 12.5% of our worldwide workforce (the "2015 Restructuring Initiative"). We recorded $3.8 million of restructuring expense in 2015 in connection with the 2015 Restructuring Initiative. We recorded restructuring expense of $5.6 million in 2014, comprised of $3.6 million for severance and related costs, $1.8 million related to facilities and $0.2 million for the write-off of assets associated with the restructured facilities. We recorded $5.4 million of restructuring expense in 2013, comprised of $5.1 million for severance and related costs and $0.3 million related to facilities.

We reported losses from operations of $31.2 million for 2015, $17.3 million for 2014 and $21.1 million for 2013. We reported net losses of $31.9 million in 2015, $16.9 million in 2014 and $22.1 million in 2013.

Our revenue was $249.0 million in 2015, $296.3 million in 2014 and $276.7 million in 2013. Our gross profit was $161.7 million in 2015, $193.4 million in 2014 and $172.5 million in 2013. Our gross profit as a percentage of revenue ("total gross margin") was 64.9% in 2015, 65.3% in 2014 and 62.3% in 2013.

Our operating expenses were $192.9 million in 2015, compared to $210.7 million in 2014 and $193.5 million in 2013. Our 2015 operating expenses included $0.1 million of incremental acquisition-related costs for professional and services fees in related to the January 2015 acquisition of the SDN Business and $2.1 million of restructuring expense, comprised of $3.8 million of expense related to our 2015 Restructuring Initiative, net of $1.7 million of reversals of restructuring expense previously recorded in connection with our 2012 Restructuring Initiative. Our 2014 operating expenses included $1.6 million of incremental acquisition-related expense, comprised of $1.3 million related to the acquisition of PT and $0.3 million related to the acquisition of the SDN Business. Our 2014 operating expenses also included $5.6 million of restructuring expense. Our 2013 operating expenses included $0.1 million of incremental acquisition-related costs in connection with the acquisition of PT and $5.4 million of restructuring expense.

We recorded stock-based compensation expense of $21.7 million in 2015, $23.9 million in 2014 and $17.9 million in 2013. The stock-based compensation actions described below increased stock-based compensation expense while reducing cash salary and bonus expenses in 2014, 2013 and, to a lesser extent, 2015.

In October 2015, we sold a domain name we had acquired in connection with our acquisition of PT. We recorded $0.9 million of income in connection with this transaction. This amount is included in Other income, net, in our consolidated statement of operations for 2015.

In March 2014, we reached a settlement agreement for $2.25 million to recover a portion of our losses related to the impairment of certain prepaid royalties that we had written off in 2012. This amount is included in Other income, net, in our consolidated statement of operations for 2014.

See "Results of Operations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of these changes in our revenue and expenses.

Equity Awards

In connection with our Company-wide annual incentive bonus program, 22 of our executives were given the choice to receive all or half of their fiscal year 2015 bonuses (the "2015 Bonus"), if any were earned, in the form of shares of our common stock (the "2015 Bonus Shares"). Each executive could also elect not to participate in this program and to earn his or her 2015 Bonus, if any, in the form of cash. Under this program, the amount of the 2015 Bonus, if any, for each executive would be determined by the Compensation Committee of our Board of Directors (the "Compensation Committee"). The number of shares of common stock that would be granted to those executives who elected to receive their 2015 Bonus entirely in the form of shares of common stock would be calculated by dividing an amount equal to 1.5 times each executive's 2015 Bonus earned by $20.55, the closing price of our common stock on January 2, 2015. The number of shares of our common stock that would be granted to those executives who elected to receive one-half of their 2015 Bonus in the form of shares of common stock would be calculated by dividing an amount equal to 1.5 times one-half of each executive's 2015 Bonus earned by $20.55, with the cash portion equal to 50% of their respective 2015 Bonus earned. Under this program, the 2015 Bonus, if any, would be granted and/or paid on a date concurrent with the timing of the payout of bonuses under our Company-wide incentive bonus program and would be fully vested on the date of grant. Of the eligible executives, 16 elected to receive their entire 2015 Bonus in shares of common stock, five elected to receive 50% of their 2015 Bonus in shares of common stock and 50% in cash, and one elected not to participate and instead to receive his entire 2015 Bonus in cash. We determined that the grant date criteria for the 2015 Bonus Shares were met on July 2, 2015 and accordingly, we recorded stock-based compensation expense based on the grant date fair value of $6.79 per share. Subsequent to that date, in September 2015, the Compensation Committee considered the impact on employee retention and incentive compensation caused by the drop in the price of our common stock since January 2, 2015, and indicated its intention to pay all such executives their 2015 Bonus, if any is earned, in cash. As a result, as of September 25, 2015, we reclassified the stock-based compensation expense recorded through that date in connection with the 2015 Bonus Shares aggregating $1.0 million from Additional paid-in capital to Accrued expenses. In addition, we recorded incremental bonus expense of $1.3 million related to the estimated 2015 Bonus payment, which we expect to pay in March 2016. We did not record any additional stock-based compensation expense in subsequent periods in connection with the 2015 Bonus Shares, but instead recorded bonus expense through December 31, 2015.

In March 2015, we granted an aggregate of 131,250 performance-based stock units ("PSUs") with both market and service conditions to eight of our executives. The terms of the PSUs are such that up to one-third of the shares subject to the PSUs will vest on each of the first, second and third anniversaries of the date of grant (collectively, the "Vesting Dates") to the extent of achievement of our total stockholder return ("TSR") compared to the TSR of the companies included in the NASDAQ Telecommunications Index for the same Performance Period, measured by our Compensation Committee at the end of each of the 2015, 2016 and 2017 fiscal years, respectively (each, a "Performance Period"). The shares determined to be earned will vest on the anniversaries of the grant date following each Performance Period. Shares subject to the PSUs that fail to be earned will be forfeited. We are recording expense for the PSUs through the final Vesting Date of March 16, 2018.

In connection with the separation of one executive from the Company during the fourth quarter of 2015 and in accordance with his employment agreement with us, we accelerated the vesting of certain unvested stock options and restricted stock awards ("RSAs"). In connection with the separation of two executives from the Company during the second quarter of 2015 and in accordance with their respective employment agreements with us, we accelerated the vesting of certain unvested stock options, RSAs and PSUs.

In June 2014, we modified the stock options outstanding as of that date that had been granted to our non-employee members of the Board of Directors (the "Board Members") to extend the exercise period to the lesser of three years from the date that a Board Member stepped down from his or her position on the Board of Directors or the remaining contractual life of the respective stock options. In connection with this modification, we recorded $0.7 million of incremental stock-based compensation expense in 2014, and this expense is included as a component of General and administrative expense in our 2014 consolidated statement of operations.

In January 2014, 21 of our executives were given the choice to receive all or half of their fiscal year 2014 bonuses (the "2014 Bonus"), if any were earned, in the form of shares of our common stock (the "2014 Bonus Shares"). Each executive could also elect not to participate in this program and to earn his or her 2014 Bonus in the form of cash. The amount of the 2014 Bonus was determined by the Compensation Committee on February 19, 2015. The number of 2014 Bonus Shares that was granted to those executives who elected to receive their 2014 Bonus entirely in the form of shares of common stock was calculated by dividing an amount equal to 1.5 times each executive's 2014 Bonus earned by the closing price of our common stock on January 2, 2014. The number of 2014 Bonus Shares that was granted to those executives who elected to receive one-

half of their 2014 Bonus in the form of shares of common stock was calculated by dividing an amount equal to 1.5 times one-half of each executive's 2014 Bonus earned by the closing price of our common stock on January 2, 2014, with the cash portion equal to 50% of their respective 2014 Bonus earned. The 2014 Bonus Shares were granted on February 20, 2015 and vested immediately. The 2014 Bonus Shares were subject to a one-year lock-up before our executives were allowed to sell their shares. Of the eligible executives, 17 elected to receive their entire 2014 Bonus in shares of common stock and 4 elected to receive 50% of their 2014 Bonus in shares of common stock and 50% in cash. We determined that the grant date criteria for accounting purposes for the 2014 Bonus Shares was met on July 9, 2014, and accordingly, we determined that the grant date fair value of the 2014 Bonus Shares was $19.25 per share, the closing price of our common stock on that date. We recorded expense through the grant date of February 20, 2015.

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

In March 2013, 21 of our executives elected to receive their fiscal year 2013 bonuses (collectively, the "2013 Bonus"), if any were earned, in the form of shares of our common stock (collectively, the "2013 Bonus Shares"). The 2013 Bonus Shares were granted on February 18, 2014 and vested immediately. The number of shares granted was calculated by dividing amounts equal to 1.5 times the respective 2013 Bonus amounts earned, as determined by the Compensation Committee, by the closing price of our common stock on the date of grant. We recorded stock-based compensation expense for the 2013 Bonus Shares from January 1, 2013 through the grant date of February 18, 2014.

In February 2013, the Compensation Committee determined that eight of our executives, excluding Mr. Dolan, would receive their bonuses with respect to fiscal year 2012 in the form of restricted shares of our common stock equal to 100% of their respective target bonus amounts for fiscal year 2012 (the "Executive Bonus Shares"). 50% of the Executive Bonus Shares vested on August 15, 2013 and the remaining 50% vested on February 15, 2014. We recorded the unamortized expense related to the Executive Bonus Shares as stock-based compensation expense through February 15, 2014.

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

Revenue Recognition. We recognize revenue from sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectability of the related receivable is probable. When we have future obligations, including a requirement to deliver additional elements that are essential to the functionality of the delivered elements or when customer acceptance is required, we defer revenue recognition and related costs until those obligations are satisfied. Likewise, when fees for products or services are not fixed and determinable, we defer the recording of receivables, deferred revenue and revenue until such time as the fees become due or are collected. We limit the amount of revenue recognition for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return, exchange or refund provisions.

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

Consistent with the methodology under the previous accounting guidance, we establish vendor-specific objective evidence of selling price ("VSOE") based upon the price charged when the same element is sold separately or established by management having the relevant pricing authority. We have VSOE for our maintenance and support services and certain professional services. When VSOE exists it is used to determine the selling price of a deliverable. We have not been able to establish VSOE on any of our products and for certain of our services because we have not sold such products or services on a stand-alone basis, not priced such products or services within a narrow range, or had limited sales history.

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

When we are unable to establish selling price using VSOE or TPE, we use estimated selling price ("ESP") in our allocation of arrangement consideration for the relevant deliverables. The objective of ESP is to determine the price at which we would transact a sale if a product or service was sold on a stand-alone basis. We determine ESP for our products and certain services by considering multiple factors including, but not limited to, overall market conditions, such as geographic or regional-specific market factors, profit objectives and pricing practices for such deliverables. The determination of ESP is a formal process within the Company that includes review and approval by our management.

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

We use the Black-Scholes valuation model for estimating the fair value on the date of grant of employee stock options. Determining the fair value of stock option awards at the grant date requires judgment regarding certain valuation assumptions, including the volatility of our stock price, expected term of the option, risk-free interest rate and expected dividends. Changes in such assumptions and estimates could result in different fair values and could therefore impact our earnings. Such changes, however, would not impact our cash flows. The fair value of RSAs, restricted stock units ("RSUs") and performance-based stock awards ("PSAs") is based upon our stock price on the grant date.

In 2015, we began to grant PSUs that include a market condition to certain of our executives. We use a Monte Carlo simulation approach to model future stock price movements based upon the risk-free rate of return, the volatility of each entity, and the pair-wise covariance between each entity. These results are then used to calculate the grant date fair values of the PSUs.

The amount of stock-based compensation expense recorded in any period for unvested awards requires estimates of the amount of stock-based awards that are expected to be forfeited prior to vesting, as well as assumptions regarding the probability that performance awards will be earned. We recorded stock-based compensation expense related to performance-based stock awards in 2015, 2014 and 2013.

Business Combinations. We allocate the purchase price of acquired companies to identifiable assets acquired and liabilities assumed at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed and represents the expected future economic benefits arising from other assets acquired in the business combination that are not individually identified and separately recognized. Significant management judgments and assumptions are required in determining the fair value of assets acquired and liabilities assumed, particularly acquired intangible assets which are principally based upon estimates of the future performance and cash flows expected from the acquired business and applied discount rates. While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at a business combination date, our estimates and assumptions are inherently uncertain and subject to refinement. If different assumptions are used, it could materially impact the purchase price allocation and our financial position and results of operations. Any adjustments to assets acquired or liabilities assumed subsequent to the purchase price allocation period are included in operating results in the period in which the adjustments are determined. Intangible assets typically are comprised of developed technology, trademarks and trade names, customer contracts/relationships, order backlog, internal use software and covenants not to compete.

Goodwill and Intangible Assets. Goodwill is not amortized, but instead is tested for impairment at least annually or if indicators of potential impairment exist. Estimated fair value is based on either discounted future pretax operating cash flows or appraised values. Intangible assets with estimated lives and other long-lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by comparing the carrying amount of the asset to future net undiscounted pretax cash flows expected to be generated by the asset. If these comparisons indicate that an asset is not recoverable, we will recognize an impairment loss for the amount by which the carrying value of the asset exceeds the related estimated fair value.

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

Our annual testing for impairment of goodwill is completed as of November 30 of each year. We operate as a single operating segment with one reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of our company as a whole. We performed our qualitative assessments for 2015, 2014 and 2013 and concluded both years that it was not more likely than not that the fair value of our reporting unit was less than its carrying value.

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

At December 31, 2015, we had valuation allowances of approximately $140 million to offset net domestic deferred tax assets of approximately $140 million. In the event we determine it is more likely than not that we will be able to use a deferred tax asset in the future in excess of its net carrying value, the valuation allowance would be reduced, thereby increasing net earnings and increasing equity in the period such determination is made. We have recorded net deferred tax assets in some of our international subsidiaries. These amounts could change in future periods based upon our operating results and changes in tax law.

We provide for income taxes during interim periods based on the estimated effective tax rate for the full year. We record a cumulative adjustment to the tax provision in an interim period in which a change in the estimated annual effective tax rate is determined.

We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as we currently plan to indefinitely reinvest these amounts and have the intent and ability to do so. Cumulative undistributed foreign earnings were approximately $28 million at December 31, 2015 and approximately $28 million at December 31, 2014. Generally, the undistributed foreign earnings become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. We have been taxed on certain earnings of our non-U.S. subsidiaries. Previously taxed earnings were approximately $16 million at December 31, 2015 and $15 million at December 31, 2014. Thus, $12 million of the undistributed earnings at December 31, 2015 and $13 million at December 31, 2014 are subject to U.S. income taxes on undistributed earnings. We do not believe it is practicable to estimate with reasonable accuracy the hypothetical amount of the unrecognized deferred tax liability on our undistributed foreign earnings given the large number of tax jurisdictions involved and the many factors and assumptions required to estimate the amount of the U.S. federal income tax on the undistributed earnings after reduction for the available foreign tax credits.

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

Results of Operations
Years Ended December 31, 2015 and 2014

Revenue. Revenue for the years ended December 31, 2015 and 2014 was as follows (in thousands, except percentages):

	Year ended December 31,		Decrease from prior year
	2015	2014	$	%
Product	$141,913	$182,455	$(40,542)	(22.2)%
Service	107,121	113,871	(6,750)	(5.9)%
Total revenue	$249,034	$296,326	$(47,292)	(16.0)%

Product revenue is comprised of sales of our communication infrastructure products. The decrease in product revenue in 2015 compared to 2014 was primarily the result of lower revenue recognized from sales to one of our historically largest customers and approximately $16 million of lower sales of certain older product offerings to other customers who continue to migrate to an all-IP network. The sale of the MPS business in June 2014 resulted in approximately $3 million of lower revenue in 2015 compared to the prior year. These decreases were partially offset by an increase of approximately $3 million of sales of our next generation products (our SBC 5100, SBC 5200, SBC 7000 and our virtualized software-based SWE suite of products).

We expect that our product revenue in 2016 will increase from 2015 levels. Despite our 2015 product revenue decrease compared to 2014, we continue to believe that our new product portfolio and increased focus on expanding our product offerings to address the emerging UC and IP-based markets, such as SBC, in both the enterprise and service provider markets, are aligned with the technology strategies of our customers.

In 2015, approximately 24% of our product revenue recognized was from indirect sales through our channel partner program, compared to approximately 27% of our product revenue recognized from indirect sales in 2014.

In both 2015 and 2014, our product revenue from sales to enterprise customers was approximately 19% of our total product revenue. These sales were made both through our direct sales team and indirect sales channel partners.

In 2015, we recognized $12.8 million of product revenue in the aggregate from 623 new customers. In 2014, we recognized $16.3 million of product revenue in the aggregate from 856 new customers. New customers are those from whom we recognize revenue for the first time in a reporting period, whether the sale was made directly to an end user or to an end user through our indirect sales program. Accordingly, the number of new customers we report includes those customers who have purchased products from our direct sales team, as well as our indirect sales team, comprised of distributors, resellers and partners.

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

Service revenue for the years ended December 31, 2015 and 2014 was comprised of the following (in thousands, except percentages):

	Year ended December 31,		Decrease from prior year
	2015	2014	$	%
Maintenance	$89,280	$90,003	$(723)	(0.8)%
Professional services	17,841	23,868	(6,027)	(25.3)%
Total service revenue	$107,121	$113,871	$(6,750)	(5.9)%

Our maintenance revenue decreased slightly in 2015 compared to 2014, primarily due to customer mix, including merger activity of certain of our customers, and the timing of product shipments in 2015. This decrease was partially offset by the growth of our installed customer base and the timing of maintenance renewals.

The timing of the completion of projects for revenue recognition, customer payments and maintenance contracts may cause our services revenue to fluctuate from one period to the next. We expect that our service revenue in 2016 will increase from 2015 levels as a result of the continued growth of our installed customer base, partially offset by lower revenue resulting from the aforementioned customer merger activities.

The following customer contributed 10% or more of our revenue in the years ended December 31, 2015 and 2014:

	Year ended December 31,
Customer	2015	2014
AT&T	13%	19%

International revenue was approximately 29% of revenue in both 2015 and 2014. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue may fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $12.5 million at December 31, 2015 and $9.1 million at December 31, 2014. Our deferred service revenue was $33.6 million at December 31, 2015 and $35.9 million at December 31, 2014. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross margins for the years ended December 31, 2015 and 2014 were as follows (in thousands, except percentages):

	Year ended December 31,		Decrease from prior year
	2015	2014	$	%
Cost of revenue
Product	$50,460	$60,284	$(9,824)	(16.3)%
Service	36,917	42,637	(5,720)	(13.4)%
Total cost of revenue	$87,377	$102,921	$(15,544)	(15.1)%
Gross margin
Product	64.4%	67.0%
Service	65.5%	62.6%
Total gross margin	64.9%	65.3%

The decrease in product gross margin in 2015 compared to 2014 was primarily due to lower product revenue against certain fixed costs, coupled with the impact of $6.4 million of expenses related to reserves for both inventory and inventory-related purchase commitments for certain end-of-life products, which decreased our product gross margin in the aggregate by approximately six percentage points. This decrease was partially offset by changes in customer and product mix, which increased our product gross margin by approximately three percentage points, and lower manufacturing-related costs resulting from our 2015 Restructuring Initiative, which increased our product gross margin by approximately one-half of one percent.

The increase in service gross margin in 2015 compared to 2014 was primarily attributable to lower fixed service costs and lower third-party service costs, each of which increased our service gross margin by approximately one and one-half percentage points. The reduction in our fixed service costs was primarily the result of our 2015 Restructuring Initiative.

Our service cost of revenue is relatively fixed in advance of any particular quarter and therefore, changes in service revenue will typically have a significant impact on service gross margins.

We believe that our total gross margin will continue to be greater than 60% in the foreseeable future.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses for the years ended December 31, 2015 and 2014 were as follows (in thousands, except percentages):

Year ended December 31,		Decrease from prior year
2015	2014	$	%
$77,908	$79,396	$(1,488)	(1.9)%

The decrease in research and development expenses in 2015 compared to 2014 is attributable to $2.9 million of lower employee-related costs, partially offset by $1.2 million of higher expense for product development (i.e., third-party development, prototype and test equipment costs) and $0.2 million of net increases in other research and development expenses. The decrease in employee-related expenses in 2015 is attributable to $3.0 million of lower salary and related expenses, $0.3 million of lower stock-based compensation expense and $0.1 million of lower employee travel and related expenses. These decreases were partially offset by $0.5 million of higher expense related to our Company-wide cash bonus program. Our lower employee-related expenses are primarily due to reduced headcount in connection with our 2015 Restructuring Initiative.

Some aspects of our research and development efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our research and development expenses in 2016 will decrease from 2015 levels due to the full year impact of the 2015 Restructuring Initiative.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the years ended December 31, 2015 and 2014 were as follows (in thousands, except percentages):

Year ended December 31,		Decrease from prior year
2015	2014	$	%
$72,841	$80,141	$(7,300)	(9.1)%

The decrease in sales and marketing expenses in 2015 compared to 2014 is attributable to $6.0 million of lower employee-related expenses, $0.9 million of lower marketing and trade show expenses, $0.4 million of lower expense related to evaluation equipment at customer sites, $0.4 million of lower facilities-related expense, $0.2 million of lower amortization expense related to acquired intangible assets and $0.3 million of net decreases in other sales and marketing expenses. These decreases were partially offset by $0.9 million of higher consulting expense. The decrease in employee-related expenses is attributable to $4.8 million of lower salary and commissions and related expenses and $1.9 million of lower employee travel and related expenses, partially offset by $0.7 million of higher expense related to our Company-wide cash bonus program. The lower employee-related expenses are primarily due to reduced headcount and related expenses in connection with our 2015 Restructuring Initiative.

We believe that our sales and marketing expenses will decrease in 2016 from 2015 levels due to the full year impact of the 2015 Restructuring Initiative.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and audit, legal and other professional fees.

General and administrative expenses for the years ended December 31, 2015 and 2014 were as follows (in thousands, except percentages):

Year ended December 31,		Decrease from prior year
2015	2014	$	%
$39,846	$43,937	$(4,091)	(9.3)%

The decrease in general and administrative expenses in 2015 compared to 2014 is attributable to $2.0 million of lower employee-related expenses, $1.1 million of lower expense related to foreign currency translation, the absence in 2015 of $0.4 million of divestiture costs related to the sale of the MPS business in 2014 and $2.3 million of net reductions in other general and administrative expenses. These reductions were partially offset by $1.7 million of higher professional and consulting fees. The decrease in employee-related expenses resulted from $1.9 million of lower stock-based compensation expense, $1.0 million of lower salary and related expenses and $0.3 million of lower employee travel and related expenses. These decreases were partially offset by $1.2 million of higher expense related to our Company-wide cash bonus program. Our lower employee-related expenses are primarily due to reduced headcount and related expenses in connection with our 2015 Restructuring Initiative.

We believe that our general and administrative expenses will decrease in 2016 from 2015 levels due to the full year impact of the 2015 Restructuring Initiative.

Acquisition-Related Expenses. Acquisition-related expenses include those expenses related to business acquisitions that would not otherwise have been incurred by us. These expenses include professional and services fees, such as legal, audit, consulting, paying agent and other fees, and expenses related to cash payments to certain former executives of the acquired businesses under their respective change of control agreements. We recorded $0.1 million of acquisition-related expenses in 2015 for professional fees, primarily legal fees, in connection with the acquisition of the SDN Business. We recorded $1.6 million of acquisition-related expenses in 2014, comprised of $1.3 million related to PT and $0.3 million related to the SDN Business.

Restructuring Expense. We have been committed to streamlining operations and reducing operating costs by closing and consolidating certain facilities and reducing our worldwide workforce. Our restructuring expense of $2.1 million in 2015 was comprised of $3.8 million of expense for severance and related costs in connection with our 2015 Restructuring Initiative and $0.1 million of incremental expense in connection with our previous restructuring initiative related to vacating our Rochester, New York facility. These amounts were partially offset by reversals of $1.4 million in connection with our Fremont, California facility and $0.3 million in connection with our Dulles, Virginia facility, representing settlements with the respective landlords to vacate the facilities for amounts that were lower than had previously been accrued, and $0.1 million in connection with changes in the amounts of severance ultimately paid to certain individuals. We recorded $5.6 million of restructuring expense in 2014, comprised of $3.6 million for severance and related costs, $1.8 million for facilities and $0.2 million for the write-off of fixed assets related to our restructured facilities. Of this amount, $2.3 million was recorded in connection with the PT acquisition, comprised of $1.7 million for severance and related costs, $0.5 million related to PT's former corporate headquarters in New York and $0.1 million for the write-off of assets in connection with the PT facility.

Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain areas that we believe are important to our future growth. Restructuring expense is reported separately in the consolidated statements of operations.

We currently expect that we will complete the payments for severance and related costs under the 2015 Restructuring Initiative in the second quarter of 2016.

Interest Income, net. Interest income and interest expense for the years ended December 31, 2015 and 2014 were as follows (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2015	2014	$	%
Interest income	$406	$326	$80	24.5%
Interest expense	(199)	(251)	(52)	(20.7)%
Interest income, net	$207	$75	$132	176.0%

Interest income consists of interest earned on our cash equivalents, marketable securities and investments. Interest expense relates to interest on capital lease obligations and includes expense related to the amortization of debt issuance costs in connection with our revolving credit facility. Interest expense in 2014 also includes interest on the debt assumed in connection with the acquisition of NET.

Other Income, Net. We recorded $0.9 million of income in 2015 related to the sale of a domain name we had acquired in connection with our acquisition of PT. We recorded $2.25 million of income in 2014 related to the settlement of a litigation matter in March 2014 in which we recovered a portion of our losses related to the impairment of certain prepaid royalties that we had written off in 2012.

Income Taxes. We recorded provisions for income taxes of $2.0 million in 2015 and $2.2 million in 2014, primarily related to foreign operations. The income tax benefits from the deferred tax assets recorded in connection with our current year domestic losses have been offset by an increase in the valuation allowance. During 2015 and 2014, we performed an analysis to determine if, based on all available evidence, we considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. As a result of our evaluations, we concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to our cumulative losses and other factors. Accordingly, we maintained a valuation against our domestic deferred tax asset.

Years Ended December 31, 2014 and 2013

Revenue. Revenue for the years ended December 31, 2014 and 2013 was as follows (in thousands, except percentages):

	Year ended December 31,		Increase from prior year
	2014	2013	$	%
Product	$182,455	$167,272	$15,183	9.1%
Service	113,871	109,461	4,410	4.0%
Total revenue	$296,326	$276,733	$19,593	7.1%

The increase in product revenue in 2014 compared to 2013 was primarily related to an increase in sales of approximately $27 million of certain of our next generation products (our SBC 5100, SBC 5200, SBC 7000 and our virtualized software-based SWe suite of products). Our 2014 product revenue also benefited from approximately $11 million of sales of the products we acquired in connection with the PT acquisition. These increases were partially offset by approximately $22 million of lower sales of certain of our older product offerings, as customers are in the process of moving away from these older technologies and migrating to IP-based networks.

In 2014, approximately 27% of our product revenue recognized was from indirect sales through our channel partner program, compared to approximately 20% of our product revenue recognized from indirect sales in 2013.

In 2014, our product revenue from sales to enterprise customers was approximately 19% of our total product revenue, compared to approximately 27% of our total product revenue in 2013. These sales were made both through our direct sales team and indirect sales channel partners.

In 2014, we recognized $16.3 million of product revenue in the aggregate from 856 new customers. In 2013, we recognized $14.8 million of product revenue in the aggregate from 670 new customers.

Service revenue for the years ended December 31, 2014 and 2013 was comprised of the following (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2014	2013	$	%
Maintenance	$90,003	$84,698	$5,305	6.3%
Professional services	23,868	24,763	(895)	(3.6)%
Total service revenue	$113,871	$109,461	$4,410	4.0%

Our maintenance revenue increased in 2014 compared to 2013, primarily due to our larger installed customer base.

The following customer contributed 10% or more of our revenue in each of the years ended December 31, 2014 and 2013:

	Year ended December 31,
Customer	2014	2013
AT&T	19%	15%

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

The increase in research and development expenses in 2014 compared to 2013 was attributable to $9.5 million of higher employee-related costs and $1.3 million of higher expense for product development (i.e., third-party development, prototype and test equipment costs). These increases were partially offset by the absence in 2014 of $0.6 million of expense for the impairment of intellectual property, $0.2 million of lower amortization expense related to intangible assets and $0.2 million of net decreases in other research and development expenses. The increase in employee-related expenses represents higher salary and related expenses aggregating $7.2 million, $2.1 million of higher stock-based compensation expense and $0.2 million of net increases in other employee-related costs. These increases were primarily the result of increased headcount.

Sales and Marketing Expenses. Sales and marketing expenses for the years ended December 31, 2014 and 2013 were as follows (in thousands, except percentages):

Year ended December 31,		Increase from prior year
2014	2013	$	%
$80,141	$78,365	$1,776	2.3%

The increase in sales and marketing expenses in 2014 compared to 2013 was attributable to $1.1 million of higher consulting expense, $0.9 million of higher marketing and trade show expenses and $0.5 million of higher employee-related expenses. These increases were partially offset by decreases of $0.4 million in depreciation expense and $0.2 million in amortization of intangibles, coupled with $0.1 million of net decreases in other sales and marketing expenses. The increase in employee-related expenses is comprised of $0.7 million of higher stock-based compensation expense and $0.3 million of higher other employee-related expenses, partially offset by $0.5 million of lower salary-related expenses. The increase in stock-based compensation expense was primarily attributable to the accelerated vesting of certain of the outstanding equity awards of one of our former executives in connection with his separation from the Company effective October 2014.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2014 and 2013 were as follows (in thousands, except percentages):

Year ended December 31,		Increase from prior year
2014	2013	$	%
$43,937	$40,107	$3,830	9.5%

The increase in general and administrative expenses in 2014 was attributable to $3.2 million of higher employee-related expenses, $0.6 million of higher expense related to foreign currency translation, $0.4 million of expense related to the sale of the MPS business, $0.3 million of higher depreciation expense and $0.1 million of higher expense related to investor relations. These increases were partially offset by $0.8 million of lower professional fees (e.g., legal, audit, consulting). The increase in employee-related expenses includes $2.7 million of higher stock-based compensation expense, including $0.7 million of incremental expense related to the modification of outstanding stock options held by members of our Board of Directors described in the "Overview" of this MD&A, $0.3 million of higher salary-related expenses and $0.2 million of net increases in other employee-related expenses.

Acquisition-Related Expenses. We recorded $1.6 million of acquisition-related expense in 2014, comprised of $1.3 million related to the acquisition of PT and $0.3 million relates to the January 2, 2015 acquisition of the SDN Business from Treq. We recorded $0.1 million of acquisition-related expense in 2013 for professional and service fees related to the acquisition of PT.

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

Liquidity and Capital Resources
Our consolidated statements of cash flows are summarized as follows (in thousands):

	Year ended December 31,
	2015	2014	Change
Net loss	$(31,895)	$(16,855)	$(15,040)
Adjustments to reconcile net loss to cash flows used in operating activities	40,735	41,176	(441)
Changes in operating assets and liabilities	11,029	5,721	5,308
Net cash provided by operating activities	$19,869	$30,042	$(10,173)
Net cash provided by (used in) investing activities	$(4,585)	$24,270	$(28,855)
Net cash used in financing activities	$(6,202)	$(85,131)	$78,929

Our cash, cash equivalents and short- and long-term investments totaled $142.2 million at December 31, 2015 and $148.0 million at December 31, 2014. We had cash and marketable securities held by our foreign subsidiaries aggregating approximately $4 million at December 31, 2015 and $5 million at December 31, 2014. We do not intend to repatriate these funds, and as such, they are not available to fund our domestic operations. If we were to repatriate the funds, they would likely be treated as income for U.S. tax purposes, fully offset by our net operating losses. We do not believe this will have a material impact on our liquidity.

We entered into a credit agreement by and among the Company, as Borrower, Bank of America, N.A. ("Bank of America"), as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto on June 27, 2014, which agreement was amended on June 26, 2015 by a First Amendment to Credit Agreement (the "Credit Agreement"). The Credit Agreement provides for a revolving credit facility of up to $15 million with a maturity date of June 30, 2016, and provides that we may select the interest rates under the credit facility from among the following options: (1) the Eurodollar Rate (which is defined as the rate per annum equal to the London Interbank Offered Rate plus 1.5% per annum) for a Eurodollar Rate Loan; and (2) the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect on the borrowing date as publicly announced from time to time by Bank of America as its prime rate, and (c) the monthly Eurodollar Rate plus 1%. The Credit Agreement also provides that we pay a 0.15% commitment fee on the unused commitments available for borrowing. Our obligations under the Credit Agreement are guaranteed by Sonus International, Inc., Sonus Federal, Inc. and NET (collectively, with us, the "Loan Parties") pursuant to a Master Continuing Guaranty and are secured by the assets of the Loan Parties pursuant to a Security and Pledge Agreement.

The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments, investments, transactions with affiliates, certain restrictive agreements and compliance with sanctions laws and regulations. The amount of cash and cash equivalents of the Loan Parties, subject to certain exclusions, cannot be less than an aggregate amount of $85 million at any time, and that total revenues of the Loan Parties cannot be less than an aggregate of $50 million as of the last day of the Loan Parties' fiscal quarter, computed on a fiscal quarterly basis beginning with the fiscal quarter ending September 25, 2015. The credit facility will become due on June 30, 2016, subject to acceleration upon certain specified events of default, including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, and ERISA Event (as defined in the Credit Agreement), the failure to pay specified indebtedness and a change of control default. We did not have any amounts outstanding under the Credit Agreement at December 31, 2015.

On July 29, 2013, we announced that our Board of Directors had authorized a stock buyback program to repurchase up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions. The stock buyback program is being funded using our working capital. During the year ended December 31, 2015, we repurchased and retired 0.6 million shares under our stock buyback program for $7.9 million in the aggregate, including transaction fees. During the year ended December 31, 2014, we repurchased and retired 1.0 million shares for $18.0 million, including transaction fees.

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

Our operating activities provided $19.9 million of cash in 2015 and $30.0 million of cash in 2014.

Cash provided by operating activities in 2015 was primarily the result of decreases in accounts receivable and other operating assets and higher deferred revenue, partially offset by lower accrued expenses and accounts payable, higher inventories and our net loss. The decrease in accounts receivable primarily reflects our focused collections efforts, coupled with the impact of lower revenue in 2015 compared to 2014. The decrease in other operating assets was primarily the result of lower prepaid expenses. The decrease in accrued expenses is primarily attributable to our reduced restructuring accruals, reflecting both payments and reversals of previously recorded amounts, partially offset by higher amounts accrued for employee compensation and related costs, including accrued bonus, commissions and employee stock purchase plan amounts withheld. Deferred revenue balances will fluctuate as a result of timing of invoicing and revenue recognition. Our net loss, adjusted for non-cash items such as depreciation, amortization, stock-based compensation, losses on the disposal of equipment, the gain on the sale of a domain name and deferred income taxes, provided $8.8 million of cash.

Cash provided by operating activities in 2014 was primarily the result of decreases in inventory, other operating assets and accounts receivable, coupled with higher accrued expenses and other long-term liabilities. These amounts were partially offset by lower deferred revenue and accounts payable, as well as our net loss. Our focus on maintaining appropriate inventory levels was the primary contributor to the decrease in inventory. The decrease in other operating assets primarily relates to the completion of certain customer projects for which deferred costs had previously been recorded and the decrease in accounts receivable primarily reflects our focus on cash collections. The increase in accrued expenses and other long-term liabilities primarily relates to higher amounts accrued in connection with employee-related costs, including accrued bonus, commissions and employee stock purchase plan amounts withheld, coupled with higher restructuring accruals. Our net loss, adjusted for non-cash items such as depreciation, amortization, stock-based compensation, impairment of intangible assets, losses on the disposal of property and equipment and deferred income taxes, provided $24.3 million of cash.

Our investing activities used $4.6 million of cash in 2015 and provided $24.3 million of cash in 2014. The 2015 amount is comprised of $10.9 million of cash paid, net of cash acquired, for the acquisition of the SDN Business and $7.8 million of cash used for the purchase of property and equipment. These amounts were partially offset by $13.2 million of net maturities of marketable securities and $0.9 million of cash received from the sale of a domain name acquired in connection with the PT acquisition. The 2014 amount is comprised of $66.6 million of net maturities of marketable securities, $2.0 million from the sale of the MPS business and $0.3 million from the sale of fixed assets. These amounts were partially offset by $35.0 million of cash paid, net of cash acquired, for the acquisition of PT on February 19, 2014 and $9.5 million of cash used for the purchase of property and equipment.

Our financing activities used $6.2 million of cash in 2015 and $85.1 million of cash in 2014. The 2015 amount is comprised of $7.9 million used for the repurchase of common stock under our stock buyback program, $2.3 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and $0.1 million for payments on our capital leases for office equipment. These amounts were partially offset by $2.4 million of proceeds from the sale of our common stock in connection with our Amended and Restated 2000 Employee Stock Purchase Plan, as amended ("ESPP") and $1.8 million of proceeds from the exercise of stock options. The 2014 amount is comprised of $93.2 million for the repurchase of common stock under our stock buyback program, including $75.3 million to repurchase stock in connection with the Legatum Group public offering described above, $2.4 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting, $2.4 million for the repayment of the remaining outstanding debentures assumed in connection with the 2012 acquisition of NET and $0.1 million for payments on our capital leases for office equipment. These amounts were partially offset by $10.1 million of proceeds from the exercise of stock options and $2.9 million of proceeds from the sale of our common stock in connection with our ESPP.

Contractual Obligations

Our contractual obligations (both principal and interest) at December 31, 2015 consisted of the following (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$145	$40	$76	$29	$—
Operating lease obligations	12,411	4,111	6,483	1,817	—
Purchase obligations	32,606	31,826	626	154	—
Restructuring obligations	749	749	—	—	—
Uncertain tax positions *	8,888	8,888	—	—	—
	$54,799	$45,614	$7,185	$2,000	$—

__________________________________

*
This liability is not subject to fixed payment terms and the amount and timing of payments, if any, that we will make related to this liability are not known. See Note 17 to our consolidated financial statements appearing in this Annual Report on Form 10-K for additional information.

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in the consolidated balance sheet. Netting of deferred tax assets and deferred tax liabilities by tax jurisdiction is still required under ASU 2015-17. The ASU is effective for us for our annual reporting of the year ending December 31, 2018 and for interim period reporting beginning January 1, 2019, with early adoption permitted. Companies may adopt ASU 2015-17 either prospectively or retrospectively. We have elected to early-adopt ASU 2015-17 prospectively and accordingly, we have reclassified our net current deferred tax asset totaling $1.0 million to our noncurrent net deferred tax asset as of December 31, 2015. No prior periods were retrospectively adjusted.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"), which eliminates the requirement to restate prior periods to reflect adjustments made to provisional amounts recognized in a business combination. Under ASU 2015-16, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than retrospectively, as had previously been required. ASU 2015-16 also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16was effective for us beginning January 1, 2016. The adoption of ASU 2015-16 is not expected to have a material impact on our consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidelines for determining when and how to disclose going concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for us for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (“ASU 2014-12”). ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. ASU 2014-12 does not contain any new disclosure requirements. ASU 2014-12 was effective for us beginning January 1, 2016. The adoption of ASU 2014-12 is not expected to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB ASC. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property, plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the original effective date of interim and annual reporting periods by one year. As a result, public entities are not required to apply the new revenue standard until annual reporting periods beginning after December 15, 2017, although early adoption is permitted. We are currently assessing the potential impact, which may or may not be material, of the adoption of ASU 2014-09 on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations.
At December 31, 2015, our cash, cash equivalents, marketable securities and long-term investments totaled $142.2 million. We maintain an investment portfolio of various holdings, types and maturities which may include money market funds, commercial paper, corporate notes, certificates of deposit and government debt securities. A sharp rise in market interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in market interest rates could have a material impact on the interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We place our investments with high quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment grade securities. We manage potential losses in fair value by investing in relatively short-term investments, thereby allowing us to hold our investments to maturity. A hypothetical movement of plus or minus 50 basis points in market interest rates could affect the value of our investment portfolio by approximately $0.3 million for the year ended December 31, 2015. However, we have the ability to hold our investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.
Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue for the year ended December 31, 2015 would have been adversely affected by approximately $0.9 million and our net loss for the year ended December 31, 2015 would have been adversely affected by approximately $0.6 million, although the actual effects may differ materially from this hypothetical analysis.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sonus Networks, Inc.
Westford, Massachusetts

We have audited the accompanying consolidated balance sheets of Sonus Networks, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sonus Networks, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 23, 2016

SONUS NETWORKS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$50,111	$41,157
Marketable securities	58,533	64,443
Accounts receivable, net	51,533	62,943
Inventory	23,111	22,114
Deferred income taxes	—	991
Other current assets	11,853	15,239
Total current assets	195,141	206,887
Property and equipment, net	13,620	17,845
Intangible assets, net	26,087	22,594
Goodwill	40,310	39,263
Investments	33,605	42,407
Deferred income taxes	1,879	1,043
Other assets	2,249	2,596
	$312,891	$332,635
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,949	$7,497
Accrued expenses	31,963	32,149
Current portion of deferred revenue	38,716	36,967
Current portion of long-term liabilities	821	794
Total current liabilities	77,449	77,407
Deferred revenue	7,374	8,009
Deferred income taxes	2,282	1,623
Other long-term liabilities	2,760	5,246
Total liabilities	89,865	92,285
Commitments and Contingencies (Note 21)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 49,473,789 shares issued and outstanding at December 31, 2015; 49,357,033 shares issued and outstanding at December 31, 2014	49	49
Additional paid-in capital	1,240,803	1,226,226
Accumulated deficit	(1,023,242)	(991,347)
Accumulated other comprehensive income	5,416	5,422
Total stockholders' equity	223,026	240,350
	$312,891	$332,635

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year ended December 31,
	2015	2014	2013
Revenue:
Product	$141,913	$182,455	$167,272
Service	107,121	113,871	109,461
Total revenue	249,034	296,326	276,733
Cost of revenue:
Product	50,460	60,284	59,235
Service	36,917	42,637	45,038
Total cost of revenue	87,377	102,921	104,273
Gross profit	161,657	193,405	172,460
Operating expenses:
Research and development	77,908	79,396	69,559
Sales and marketing	72,841	80,141	78,365
General and administrative	39,846	43,937	40,107
Acquisition-related	131	1,558	93
Restructuring	2,148	5,625	5,411
Total operating expenses	192,874	210,657	193,535
Loss from operations	(31,217)	(17,252)	(21,075)
Interest income, net	207	75	405
Other income, net	1,122	2,536	3
Loss before income taxes	(29,888)	(14,641)	(20,667)
Income tax provision	(2,007)	(2,214)	(1,452)
Net loss	$(31,895)	$(16,855)	$(22,119)
Loss per share:
Basic	$(0.64)	$(0.34)	$(0.40)
Diluted	$(0.64)	$(0.34)	$(0.40)
Shares used to compute loss per share:
Basic	49,560	50,245	55,686
Diluted	49,560	50,245	55,686

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year ended December 31,
	2015	2014	2013
Net loss	$(31,895)	$(16,855)	$(22,119)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9	(426)	(672)
Unrealized loss on available-for-sale marketable securities	(15)	(142)	(45)
Less: Reclassification adjustment for gains included in net loss	—	(46)	—
Other comprehensive loss, net of tax	(6)	(614)	(717)
Comprehensive loss, net of tax	$(31,901)	$(17,469)	$(22,836)

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances, January 1, 2013	56,192,659	$56	$1,321,610	$(952,373)	$6,753	$376,046
Issuance of common stock in connection with employee stock purchase plan	152,748		2,210			2,210
Exercise of stock options	260,913	1	2,668			2,669
Vesting of restricted stock	181,643		1			1
Vesting of performance-based stock awards	241,172		1			1
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(80,939)		(1,300)			(1,300)
Repurchase of common stock	(3,702,978)	(4)	(59,670)			(59,674)
Stock-based compensation expense			14,504			14,504
Reclassification of liability to equity for cash bonuses converted to equity awards			631			631
Other comprehensive loss					(717)	(717)
Net loss				(22,119)		(22,119)
Balances, December 31, 2013	53,245,218	53	1,280,655	(974,492)	6,036	312,252
Issuance of common stock in connection with employee stock purchase plan	180,502		2,882			2,882
Exercise of stock options	806,385	1	10,116			10,117
Vesting of restricted stock	428,674					—
Vesting of performance-based stock awards	136,526					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(142,399)		(2,442)			(2,442)
Stock-based compensation expense			23,914			23,914
Repurchase of common stock	(5,297,873)	(5)	(93,219)			(93,224)
Assumption of equity awards in connection with acquisition of Performance Technologies, Incorporated			1,671			1,671
Other comprehensive loss					(614)	(614)
Reclassification of liability to equity for cash bonuses converted to equity awards			2,649			2,649
Net loss				(16,855)		(16,855)
Balances, December 31, 2014	49,357,033	49	1,226,226	(991,347)	5,422	240,350
Issuance of common stock in connection with employee stock purchase plan	233,659		2,378			2,378
Exercise of stock options	155,478		1,757			1,757
Vesting of restricted stock awards	491,739	1				1
Vesting of performance-based stock awards and units	45,901					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(167,634)		(2,344)			(2,344)
Repurchase of common stock	(642,387)	(1)	(7,916)			(7,917)
Stock-based compensation expense			21,699			21,699
Reclassification of equity to liability for stock awards converted to cash bonuses			(997)			(997)
Other comprehensive loss					(6)	(6)
Net loss				(31,895)		(31,895)
Balances, December 31, 2015	49,473,789	$49	$1,240,803	$(1,023,242)	$5,416	$223,026

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(31,895)	$(16,855)	$(22,119)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	11,961	11,488	12,329
Amortization of intangible assets	7,107	4,597	4,546
Stock-based compensation	21,699	23,914	17,873
Impairment of intangible assets	—	—	600
Loss on disposal of property and equipment	112	292	54
Gain on sale of domain name	(896)	—	—
Deferred income taxes	752	885	(553)
Changes in operating assets and liabilities:
Accounts receivable	11,369	4,771	3,536
Inventory	(1,001)	5,414	4,150
Other operating assets	4,915	5,077	6,200
Accounts payable	(1,257)	(3,759)	(555)
Accrued expenses and other long-term liabilities	(4,134)	1,657	4,768
Deferred revenue	1,137	(7,439)	3,278
Net cash provided by operating activities	19,869	30,042	34,107
Cash flows from investing activities:
Purchases of property and equipment	(7,792)	(9,541)	(6,949)
Business acquisition, net of cash acquired	(10,897)	(35,022)	—
Divestiture of business	—	2,000	—
Purchases of marketable securities	(54,772)	(112,800)	(182,491)
Sale/maturities of marketable securities	67,980	179,365	196,980
Proceeds from the sale of fixed assets	—	268	—
Proceeds from the sale of domain name	896	—	—
Net cash provided by (used in) investing activities	(4,585)	24,270	7,540
Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	2,378	2,882	1,888
Proceeds from exercise of stock options	1,757	10,117	2,669
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(2,344)	(2,442)	(1,300)
Repurchase of common stock	(7,917)	(93,224)	(59,674)
Principal payments of capital lease obligations	(76)	(84)	(117)
Payment of debt	—	(2,380)	—
Net cash used in financing activities	(6,202)	(85,131)	(56,534)
Effect of exchange rate changes on cash and cash equivalents	(128)	(447)	(694)
Net increase (decrease) in cash and cash equivalents	8,954	(31,266)	(15,581)
Cash and cash equivalents, beginning of year	41,157	72,423	88,004
Cash and cash equivalents, end of year	$50,111	$41,157	$72,423
Supplemental disclosure of cash flow information:
Interest paid	$64	$89	$89
Income taxes paid	$1,430	$2,247	$1,569
Income tax refunds received	$357	$94	$164
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$375	$411	$1,446
Property and equipment acquired under capital lease	$137	$—	$113
Business acquisition purchase consideration - assumed equity awards	$—	$1,671	$—
Supplemental disclosure of non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units, performance-based stock awards and performance-based stock units on date vested	$9,138	$8,425	$6,816

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements

(1) NATURE OF THE BUSINESS
Sonus Networks, Inc. ("Sonus" or the "Company") is a leading provider of networked solutions for communications service providers (e.g., telecommunications, wireless and cable service providers) and enterprises to help them advance, protect and unify their communications and improve collaboration. Sonus helps many of the world's leading communications service providers and enterprises embrace the next generation of Session Initiation Protocol ("SIP") and 4G/LTE (Long Term Evolution)-based solutions, including Voice over Internet Protocol ("VoIP"), video and Unified Communications ("UC") through secure, reliable and scalable Internet Protocol ("IP") networks. Sonus' products include session border controllers ("SBCs"), diameter signaling controllers ("DSCs"), policy/routing servers, network intelligence applications ("VellOS"), which is designed to network-wide security and other cloud network exchange services, media and signaling gateways and network analytics tools.

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

For fiscal years 2015, 2014 and 2013, the Company reported its first, second and third quarters on a 4-4-5 basis, with the quarter ending on the Friday closest to the last day of each third month. In 2015, the Company's first quarter ended on March 27, 2015, the second quarter ended on June 26, 2015 and the third quarter ended on September 25, 2015. In 2014, the Company's first quarter ended on March 28, 2014, the second quarter ended on June 27, 2014 and the third quarter ended on September 26, 2014. In 2013, the Company's first quarter ended on March 29, 2013, the second quarter ended on June 28, 2013 and the third quarter ended on September 27, 2013. Effective January 1, 2016, the Company will report its first, second and third quarters on a month-end basis, such that the Company's first quarter will end on March 31, 2016, the second quarter will end on June 30, 2016 and the third quarter will end on September 30, 2016. The Company's fiscal year will continue to end on December 31.

During the preparation of the Company's consolidated financial statements for the three month period ended June 26, 2015, the Company identified an error related to the historical foreign translation of depreciation expense on certain foreign fixed assets that resulted in a historical understatement of expense in prior fiscal years totaling $1.4 million on a cumulative basis. There was no tax effect on these expenses as the amounts were calculated in the appropriate foreign currencies. The Company does not believe this error is material to its previously issued historical consolidated financial statements for any of the periods impacted and, accordingly, has not adjusted its historical financial statements. The Company recorded the cumulative impact of the adjustment in the three months ended June 26, 2015. This adjustment resulted in a one-time $1.4 million overstatement of depreciation expense, which is included in the Company's consolidated statement of operations for the year ended December 31, 2015. The Company does not believe this adjustment is material to its consolidated financial statements for the periods presented.

On January 29, 2015, the Company effected a one-for-five reverse stock split of its issued, outstanding and authorized common stock, which became effective on the NASDAQ Global Select Market as of the commencement of trading on January 30, 2015. All references herein to shares outstanding and share issuances have been adjusted to give effect to the aforementioned reverse stock split.

On January 2, 2015 (the "Treq Asset Acquisition Date"), the Company acquired from Treq Labs, Inc. ("Treq") certain assets related to Treq's business of designing, developing, marketing, selling, servicing and maintaining software-defined

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

networking ("SDN") technology, SDN controller software and SDN management software (the "SDN Business"). The financial results of the SDN Business are included in the Company's consolidated financial statements starting on the Treq Asset Acquisition Date.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

The Company's products typically have both software and non-software components that function together to deliver the products' essential functionality. In addition, hardware sold generally cannot be used apart from the software. Therefore, the Company considers its principal products to be both software and hardware-related. Many of the Company's sales involve multiple element arrangements that include product, maintenance and various professional services. The Company recognizes revenue in accordance with the provisions of Accounting Standards Codification ("ASC") 605-25, Revenue Recognition - Multiple-Element Arrangements ("ASC 605-25") transactions that include both hardware and software components. The Company recognizes revenue from stand-alone software sales under the software revenue recognition guidance in ASC 985-605, Software - Revenue Recognition ("ASC 985-605"). The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges.

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

Deferred revenue typically includes customer deposits and amounts associated with partial product shipments and maintenance or service contracts. Deferred revenue expected to be recognized as revenue more than one year subsequent to the

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

balance sheet date is reported as a component of long-term liabilities in the consolidated balance sheets. The Company defers recognition of incremental direct costs, such as cost of goods, third-party installations and commissions, until recognition of the related revenue. Such costs are classified as current assets if the deferred revenue is initially classified as current and noncurrent assets if the related deferred revenue is initially classified as long-term.

The Company excludes any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction (i.e., sales, use and value added) from its revenue and costs. Reimbursement received for out-of-pocket expenses and shipping costs is recorded as revenue.

The Company sells the majority of its products directly to its end customers. For products sold to resellers and distributors, the Company recognizes revenue on a sell-through basis.

Financial Instruments

The carrying amounts of Sonus' financial instruments, which include cash equivalents, investments, accounts receivable and accounts payable, approximate their fair values.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

The components of foreign currency translation gains (losses), which are reported as a component of General and administrative expenses in the consolidated statements of operations, for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Transaction gains (losses)	$1,442	$(420)	$(746)
Remeasurement gains (losses)	(1,860)	1,980	(164)
	$(418)	$1,560	$(910)

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

Intangible Assets and Goodwill

Intangible assets are comprised of certain intangible assets arising from the August 24, 2012 acquisition of NET, comprised of developed technology, customer relationships and internal use software, which are amortized over their estimated useful lives of three to five years; the February 19, 2014 acquisition of PT, comprised of developed technology and customer relationships, which are amortized over their estimated useful lives of six to seven years; and the January 2, 2015 acquisition of the SDN Business, which are amortized over their estimated useful lives of seven years. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable based upon the estimated undiscounted cash flows. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future operating cash flows or appraised values, depending on the nature of the asset. In the second quarter of 2013, the Company recorded an impairment charge of $0.6 million to write down the carrying value of one of its intellectual property intangible assets to zero. See Note 9 for additional information regarding this expense.

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

The Company adopted Accounting Standards Update ("ASU") 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment ("ASU 2011-08") in fiscal year 2013. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. This qualitative assessment included the review of macroeconomic conditions, industry and market considerations, cost factors, overall company financial performance and other related facts and circumstances that could indicate that a more detailed assessment would be required. If it is concluded that it is more likely than not that the fair value is less than the carrying value, then it is necessary to perform the currently prescribed two-step goodwill impairment test. Alternatively, if it is concluded that it is not more likely than not that the fair value exceeds carrying value, the currently prescribed two-step goodwill impairment test is not required.

The Company's annual testing for impairment of goodwill is completed as of November 30 of each year. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. The Company performed its qualitative assessments for each of the years ended December 31, 2015, 2014 and 2013 and concluded each year that it was not more likely than not that the fair value of the Company's reporting unit was less than its carrying value.

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

In 2015, the Company began to grant performance-based stock units ("PSUs") that include a market condition to certain of its executives. The Company uses a Monte Carlo simulation approach to model future stock price movements based upon the risk-free rate of return, the volatility of each entity, and the pair-wise covariance between each entity. These results are then used to calculate the grant date fair values of the PSUs.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

Concentrations of Credit Risk and Single Source Suppliers

The financial instruments that potentially subject Sonus to concentrations of credit risk are cash, cash equivalents, investments and accounts receivable. The Company's cash equivalents and investments were managed by two financial institutions at December 31, 2015 and two financial institutions at December 31, 2014.

Certain components and software licenses from third parties used in Sonus' products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus' delivery of products and thereby materially adversely affect Sonus' revenues and operating results.

Sonus had three contract manufacturers at December 31, 2015. Failure to manage the activities of these manufacturers or any disruption in these relationships could result in the disruption in the supply of its products and in delays in the fulfillment of the Company's customer orders.

Advertising Costs

Advertising costs are expensed as incurred and included as a component of Sales and marketing expense in the Company's consolidated statements of operations. Advertising expenses were $0.9 million for the year ended December 31, 2015, $1.5 million for the year ended December 31, 2014 and $2.7 million for the year ended December 31, 2013.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

and allowances for accounts receivable. Sonus records valuation allowances to reduce deferred income tax assets to the amount that is more likely than not to be realized.

Sonus has not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as the Company plans to permanently reinvest these amounts. Cumulative undistributed foreign earnings were approximately $28 million at December 31, 2015 and approximately $28 million at December 31, 2014. Generally, the undistributed foreign earnings become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. The Company has been taxed on certain earnings of its non-U.S. subsidiaries. Previously taxed earnings were approximately $16 million at December 31, 2015 and $15 million at December 31, 2014. Thus, $12 million of the undistributed earnings at December 31, 2015 and $13 million at December 31, 2014 are subject to U.S. income taxes on undistributed earnings. The Company does not believe it is practicable to estimate with reasonable accuracy the hypothetical amount of the unrecognized deferred tax liability on its undistributed foreign earnings given the large number of tax jurisdictions involved and the many factors and assumptions required to estimate the amount of the U.S. federal income tax on the undistributed earnings after reduction for the available foreign tax credits.

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

Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in the consolidated balance sheet. Netting of deferred tax assets and deferred tax liabilities by tax jurisdiction is still required under ASU 2015-17. The ASU is effective for the Company for its annual reporting of the year ending December 31, 2018 and for interim period reporting beginning January 1, 2019, with early adoption permitted. Companies may adopt ASU 2015-17 either prospectively or retrospectively. The Company has elected to early-adopt ASU 2015-17 prospectively and accordingly, has reclassified its net current deferred tax asset totaling $1.0 million to its noncurrent net deferred tax asset as of December 31, 2015. No prior periods were retrospectively adjusted.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"), which eliminates the requirement to restate prior periods to reflect adjustments made to provisional amounts recognized in a business combination. Under ASU 2015-16, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than retrospectively, as had previously been required. ASU 2015-16 also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 was effective for the Company beginning January 1, 2016. The adoption of ASU 2015-16 is not expected to have a material impact on the Company's consolidated financial statements.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provides guidelines for determining when and how to disclose going concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for the Company for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (“ASU 2014-12”). ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent upon the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. ASU 2014-12 does not contain any new disclosure requirements. ASU 2014-12 was effective for the Company beginning January 1, 2016. The adoption of ASU 2014-12 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB ASC. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property, plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the original effective date of interim and annual reporting periods by one year. As a result, public entities are not required to apply the new revenue standard until annual reporting periods beginning after December 15, 2017, although early adoption is permitted. The Company is currently assessing the potential impact, which may or may not be material, of the adoption of ASU 2014-09 on its consolidated financial statements.

(3) BUSINESS ACQUISITIONS

Treq Labs, Inc.

On the Treq Asset Acquisition Date, the Company acquired from Treq the SDN Business. The SDN Business provides solutions that optimize networks for voice, video and UC for both enterprise and service provider customers. The Company believes that the acquisition of the SDN Business will accelerate Sonus' delivery of its SDN strategy. In consideration for the acquisition of the SDN Business, Sonus paid $10.1 million in cash on the Treq Asset Acquisition Date, and an additional consideration payment of $750,000 on each of July 2, 2015 and January 4, 2016. The Company also entered into an Earn-Out Agreement, dated as of January 2, 2015, with Treq and Karl F. May, the seller representative in the transaction (the "Earn-Out Agreement"), under which the Company agreed to issue up to an aggregate of 1.3 million shares of common stock over a three-year period subsequent to the Treq Asset Acquisition Date if aggregate revenue thresholds of at least $60 million are achieved by the SDN Business during that period, and up to an aggregate of an additional 2.2 million shares of common stock (3.5 million shares in total) if aggregate revenue thresholds of at least $150 million are achieved by the SDN Business during that period. If the initial revenue thresholds are not met, no shares will be issued. Based on historical and forecasted sales, no incremental contingent consideration was recorded either initially as of the Treq Asset Acquisition Date or through

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

December 31, 2015. Any shares issued pursuant to the Earn-Out Agreement will be issued in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), and will be subsequently registered for resale under the Securities Act by the Company.

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

A summary of the purchase consideration for the SDN Business at December 31, 2015 is as follows (in thousands):

Fair value of consideration transferred:
Cash, net of cash acquired	$10,897
Unpaid purchase consideration	750
Fair value of total consideration	$11,647
Fair value of assets acquired and liabilities assumed:
Intangible assets:
In-process research and development	$9,100
Developed technology	1,500
Goodwill	1,047
$11,647

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the acquired in-process research and development and developed technology intangible assets. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company's estimates of technology attrition and revenue growth projections. The Company began to record amortization expense during the three months ended September 25, 2015 in connection with certain of the in-process research and development intangible assets related to a product that became generally available in the quarter and accordingly, reclassified the asset with a cost basis of $7.5 million to its developed technology intangible assets. The Company will begin to amortize the remaining in-process research and development intangible asset at the time that the related product becomes generally available. Once the products become generally available, the Company will amortize the identifiable intangible assets in relation to the expected cash flows from the individual intangible assets over their respective useful lives (see Note 9).

The Company has not disclosed the amount of revenue or earnings of the SDN Business since the SDN Business Acquisition Date or pro forma financial information, as these amounts are not significant to the Company's consolidated financial statements.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

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

A summary of the allocation of the purchase consideration for PT is as follows (in thousands):

Fair value of consideration transferred:
Cash, net of cash acquired	$35,022
Fair value of equity awards assumed (see Note 15)	1,671
Fair value of total consideration	$36,693
Fair value of assets acquired and liabilities assumed:
Marketable securities	$2,315
Other current assets	9,337
Property and equipment	2,251
Intangible assets	17,100
Goodwill	8,781
Current liabilities	(2,762)
Other long-term liabilities	(329)
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

Acquisition-Related Expenses

Acquisition-related expenses include those expenses related to acquisitions that would otherwise not have been incurred by the Company. These expenses include professional and services fees, such as legal, audit, consulting, paying agent and other

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

fees, and expenses related to cash payments to certain former executives of the acquired businesses under their respective change of control agreements. The amount recorded in the year ended December 31, 2015 relates to professional fees in connection with the acquisition of the SDN Business. Of the amount recorded in the year ended December 31, 2014, $1.3 million relates to the acquisition of PT and $0.3 million relates to professional fees in connection with acquisition of the SDN Business. The amount recorded in the year ended December 31, 2013 relates to the acquisition of PT.

The components of acquisition-related costs incurred in the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Professional and services fees	$131	$1,309	$93
Change of control agreements	—	249	—
	$131	$1,558	$93

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

The calculations of shares used to compute basic and diluted loss per share are as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Weighted average shares outstanding—basic	49,560	50,245	55,686
Potential dilutive common shares	—	—	—
Weighted average shares outstanding—diluted	49,560	50,245	55,686

Options to purchase the Company's common stock, unvested shares of restricted stock, unvested performance-based stock awards for which the performance conditions have been satisfied but which still have service conditions and shares in connection with future purchases under the Company's Amended and Restated 2000 Employee Stock Purchase Plan, as amended (the "ESPP"), aggregating 8.2 million shares for the year ended December 31, 2015 have not been included in the computation of diluted loss per share because their effect would have been antidilutive. Options to purchase the Company's common stock, unvested shares of restricted stock and unvested performance-based stock awards for which the performance conditions have been satisfied aggregating 8.0 million shares for the year ended December 31, 2014 and 7.1 million shares for the year ended December 31, 2013 have not been included in the computation of diluted loss per share because their effect would have been antidilutive.

(5) CASH EQUIVALENTS AND INVESTMENTS

The Company invests in debt and equity instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

During the year ended December 31, 2014, the Company sold $45.9 million of its available-for-sale securities and realized gross gains aggregating $46,000, which are included as a component of Other income, net, in the Company's consolidated statement of operations for that period. The Company did not realize any gross losses on these sales. The Company did not sell any of its available-for-sale securities during the years ended December 31, 2015 or 2013, and accordingly, no gains or losses were realized in either year.

Investments with continuous unrealized losses for one year or greater at December 31, 2015 were nominal; however, since the Company does not intend to sell these securities and does not believe it will be required to sell any securities before they recover in value, it does not believe these declines are other-than-temporary.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

On a quarterly basis, the Company reviews its investments to determine if there have been any events that could create a credit impairment. Based on its reviews, the Company does not believe that any impairment existed with its current holdings at December 31, 2015.

The amortized cost, gross unrealized gains and losses and fair value of the Company's cash equivalents and investments at December 31, 2015 and 2014 were comprised of the following (in thousands):

	December 31, 2015
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$7,122	$—	$—	$7,122

Short-term investments
Municipal obligations	$3,910	$—	$(1)	$3,909
U.S. government agency notes	3,450	—	(2)	3,448
Corporate debt securities	46,736	2	(56)	46,682
Commercial paper	3,994	—	—	3,994
Certificates of deposit	500	—	—	500
	$58,590	$2	$(59)	$58,533
Investments
Municipal obligations	$2,165	$—	$(4)	$2,161
U.S. government agency notes	1,999	—	(13)	1,986
Corporate debt securities	29,541	2	(85)	29,458
	$33,705	$2	$(102)	$33,605

	December 31, 2014
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$11,653	$—	$—	$11,653

Short-term investments
Municipal obligations	$1,273	$1	$(1)	$1,273
U.S. government agency notes	4,016	—	—	4,016
Corporate debt securities	40,921	2	(59)	40,864
Commercial paper	9,340	—	—	9,340
Certificates of deposit	8,950	—	—	8,950
	$64,500	$3	$(60)	$64,443
Investments
Municipal obligations	$2,702	$1	$(3)	$2,700
U.S. government agency notes	2,300	—	(1)	2,299
Corporate debt securities	35,897	4	(86)	35,815
Commercial paper	1,093	—	—	1,093
Certificates of deposit	500	—	—	500
	$42,492	$5	$(90)	$42,407

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

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

The following table shows the fair value of the Company's financial assets at December 31, 2015 and 2014. These financial assets are comprised of the Company's available-for-sale debt securities and reported under the captions Cash and cash equivalents, Short-term investments and Investments in the consolidated balance sheets (in thousands):

		Fair value measurements at December 31, 2015 using:
	Total carrying value at December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$7,122	$7,122	$—	$—

Short-term investments
Municipal obligations	$3,909	$—	$3,909	$—
U.S. government agency notes	3,448	—	3,448	—
Corporate debt securities	46,682	—	46,682	—
Commercial paper	3,994	—	3,994	—
Certificates of deposit	500	—	500	—
	$58,533	$—	$58,533	$—
Investments
Municipal obligations	$2,161	$—	$2,161	$—
U.S. government agency notes	1,986	—	1,986	—
Corporate debt securities	29,458	—	29,458	—
	$33,605	$—	$33,605	$—

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

		Fair value measurements at December 31, 2014 using:
	Total carrying value at December 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$11,653	$11,653	$—	$—

Short-term investments
Municipal obligations	$1,273	$—	$1,273	$—
U.S. government agency notes	4,016	—	4,016	—
Corporate debt securities	40,864	—	40,864	—
Commercial paper	9,340	—	9,340	—
Certificates of deposit	8,950	—	8,950	—
	$64,443	$—	$64,443	$—
Investments
Municipal obligations	$2,700	$—	$2,700	$—
U.S. government agency notes	2,299	—	2,299	—
Corporate debt securities	35,815	—	35,815	—
Commercial paper	1,093	—	1,093	—
Certificates of deposit	500	—	500	—
	$42,407	$—	$42,407	$—

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

(6) ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consist of the following (in thousands):

	December 31,
	2015	2014
Accounts receivable, gross	$51,543	$63,001
Allowance for doubtful accounts	(10)	(58)
Accounts receivable, net	$51,533	$62,943

The activity in the Company's allowance for doubtful accounts is as follows (in thousands):

Year ended December 31,	Balance at beginning of year	Charges to expense	Write-offs	Balance at end of year
2015	$58	$17	$(65)	$10
2014	$157	$92	$(191)	$58
2013	$—	$415	$(258)	$157

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(7) INVENTORY

Inventory consists of the following (in thousands):

	December 31,
	2015	2014
On-hand final assemblies and finished goods inventories	$17,136	$19,285
Deferred cost of goods sold	5,975	2,829
	$23,111	$22,114

(8) PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

		December 31,
	Useful Life	2015	2014
Equipment	3 years	$63,667	$65,703
Software	2-3 years	17,463	17,342
Furniture and fixtures	3-5 years	675	612
Leasehold improvements	Shorter of the life of the lease or estimated useful life (1-5 years)	11,615	11,920
		93,420	95,577
Less accumulated depreciation and amortization		(79,800)	(77,732)
Property and equipment, net		$13,620	$17,845

The Company recorded depreciation and amortization expense related to property and equipment of $12.0 million for the year ended December 31, 2015, $11.5 million for the year ended December 31, 2014 and $12.3 million for the year ended December 31, 2013. During each of the years ended December 31, 2015 and 2014, the Company disposed of certain property and equipment that was fully depreciated at the time of disposal, which resulted in reductions in both Cost and Accumulated depreciation.
Property and equipment under capital leases included in the amounts above are as follows (in thousands):

	December 31,
	2015	2014
Cost	$137	$113
Less accumulated depreciation	(9)	(71)
Property and equipment under capital leases, net	$128	$42

The net book values of the Company's property and equipment by geographic area are as follows (in thousands):

	December 31,
	2015	2014
United States	$9,145	$12,652
Asia/Pacific	3,098	3,574
Europe	818	765
Other	559	854
	$13,620	$17,845

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(9) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at December 31, 2015 and 2014 consist of the following (in thousands):

December 31, 2015	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$1,600	$—	$1,600
Developed technology	6.42	31,280	10,415	20,865
Customer relationships	5.57	10,030	6,408	3,622
Internal use software	3.00	730	730	—
	6.19	$43,640	$17,553	$26,087

* An in-process research and development intangible asset has an indefinite life until the product is generally available, at which time such asset is reclassified to developed technology.

December 31, 2014	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Intellectual property	5.00	$999	$999	$—
Developed technology	6.18	22,280	5,193	17,087
Customer relationships	5.57	10,040	4,695	5,345
Internal use software	3.00	730	568	162
	5.75	$34,049	$11,455	$22,594

Amortization expense for intangible assets for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	Year ended December 31,			Statement of operations classification
	2015	2014	2013
Intellectual property	$—	$—	$200	Research and development
Developed technology	5,222	2,464	1,999	Cost of revenue - product
Customer relationships	1,723	1,889	2,104	Sales and marketing
Internal use software	162	244	243	Cost of revenue - product
	$7,107	$4,597	$4,546

The Company began to record amortization expense during the third quarter of 2015 in connection with certain of the in-process research and development intangible assets related to a product that became generally available in the quarter and accordingly, reclassified the asset with a cost basis of $7.5 million to its developed technology intangible assets and determined that the reclassified asset has an estimated useful life of 7 years. The Company will begin to amortize the remaining in-process research and development intangible asset at the time that the related product becomes generally available.

In connection with the preparation of its financial statements for the second quarter of 2013, the Company reviewed its intangible assets and other long-lived assets for impairment indicators. The Company determined that a triggering event had occurred relative to one of its intellectual property intangible assets that had been acquired in 2010. During 2013, the Company discontinued its development of this technology and determined that there were no alternative uses of the technology within either its existing or future product lines. Additionally, based on the age and resulting obsolescence of such technology, the Company concluded that the fair value was nominal based on a discounted cash flow model. As a result, the Company recorded an impairment charge of $0.6 million to write down the carrying value of the asset to zero. This expense is included as a component of research and development expense in the Company's consolidated statements of operations for the year ended December 31, 2013.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

Estimated future amortization expense for the Company's intangible assets at December 31, 2015 is as follows (in thousands):

Years ending December 31,
2016	$7,189
2017	7,281
2018	4,644
2019	3,611
2020	2,100
Thereafter	1,262
$26,087

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The changes in the carrying value of the Company's goodwill in the years ended December 31, 2015 and 2014 are as follows (in thousands):

	Year ended December 31,
	2015	2014
Balance at January 1
Goodwill	$42,369	$35,485
Accumulated impairment losses	(3,106)	(3,106)
	39,263	32,379
Acquisition of SDN Business	1,047	—
Acquisition of PT	—	8,781
Sale of MPS business	—	(1,897)
Balance at December 31	$40,310	$39,263

The components of the Company's goodwill balances at December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Balance
Goodwill	$43,416	$42,369
Accumulated impairment losses	(3,106)	(3,106)
	$40,310	$39,263

(10) ACCRUED EXPENSES
Accrued expenses consist of the following (in thousands):

	December 31,
	2015	2014
Employee compensation and related costs	$22,180	$20,042
Other	9,783	12,107
	$31,963	$32,149

(11) RESTRUCTURING ACCRUAL

The Company has been committed to streamlining operations and reducing operating costs by closing and consolidating certain facilities and reducing its worldwide workforce. The Company recorded restructuring expense aggregating $2.1 million in the year ended December 31, 2015, $5.6 million in the year ended December 31, 2014 and $5.4 million in the year ended

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

December 31, 2013.

At December 31, 2015, the Company's accrued restructuring was all classified as current. The portion of restructuring payments due more than one year from the balance sheet date at December 31, 2014 is included in Other long-term liabilities in the Company's consolidated balance sheet as of that date. At December 31, 2014, the long-term portion of accrued restructuring was $1.9 million and represented future lease payments on restructured facilities.

2015 Restructuring Initiative

To better align the Company's cost structure to its then-current revenue expectations, in April 2015, the Company announced a cost reduction review. As part of this review, on April 16, 2015, the Company initiated a restructuring plan to reduce its workforce by approximately 150 positions, or 12.5% of its worldwide workforce (the "2015 Restructuring Initiative"). In connection with the 2015 Restructuring Initiative, the Company recorded $3.8 million of restructuring expense for severance and related costs in the year ended December 31, 2015. A summary of the 2015 Restructuring Initiative accrual for the year ended December 31, 2015 is as follows (in thousands):

	Balance at January 1, 2015	Initiatives charged to expense	Cash payments	Balance at December 31, 2015
Severance	$—	$3,804	$(3,055)	$749

The Company expects that the remaining amount accrued under the 2015 Restructuring Initiative will be paid in the second quarter of 2016.

2012 Restructuring Initiative

In August 2012, the Company announced that it had committed to a restructuring initiative to streamline operations and reduce operating costs by closing and consolidating certain facilities and reducing its worldwide workforce (the "2012 Restructure Initiative"). The Company regularly reviews its restructuring accruals against expected cash expenditures to determine if adjustments are required. As a result of such reviews, the Company recorded a net credit to restructuring expense aggregating $1.7 million in the year ended December 31, 2015. This amount is comprised of credits of $1.4 million in connection with a settlement with the landlord of the Company's Fremont, California facility to vacate the facility without penalty or future payments, $0.3 million in connection with a settlement with the landlord of the Company's Dulles, Virginia facility for an amount that was lower than had previously been accrued and $0.1 million in connection with changes in the amounts of severance ultimately paid to certain individuals. These credits were partially offset by $0.1 million of incremental expense related to vacating our Rochester, New York facility. A summary of the 2012 Restructuring Initiative accrual activity for the years ended December 31, 2015 and 2014 is as follows (in thousands):

Year ended December 31, 2015	Balance at January 1, 2015	Adjustments for changes in estimate	Cash payments	Balance at December 31, 2015
Severance	$1,682	$(67)	$(1,615)	$—
Facilities	3,652	(1,589)	(2,063)	—
	$5,334	$(1,656)	$(3,678)	$—

Year ended December 31, 2014	Balance at January 1, 2014	Initiatives charged to expense	Cash payments	Balance at December 31, 2014
Severance	$1,333	$3,615	$(3,266)	$1,682
Facilities	3,012	1,820	(1,180)	3,652
	$4,345	5,435	$(4,446)	$5,334
Asset write-offs		190
		$5,625

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(12) DEBT
Credit Agreement

The Company entered into a credit agreement by and among the Company, as Borrower, Bank of America, N.A. ("Bank of America"), as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto on June 27, 2014, which agreement was amended by a First Amendment to Credit Agreement on June 26, 2015 (the "Credit Agreement"). The Credit Agreement provides for a revolving credit facility of up to $15 million with a maturity date of June 30, 2016 and provides that the Company may select the interest rates under the credit facility from among the following options: (1) the Eurodollar Rate (which is defined as the rate per annum equal to the London Interbank Offered Rate plus 1.5% per annum) for a Eurodollar Rate Loan; and (2) the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect on the borrowing date as publicly announced from time to time by Bank of America as its prime rate, and (c) the monthly Eurodollar Rate plus 1%. The Credit Agreement also provides that the Company pay a 0.15% commitment fee on the unused commitments available for borrowing.

The obligations of the Company under the Credit Agreement are guaranteed by Sonus International, Inc., Sonus Federal, Inc. and Network Equipment Technologies, Inc. ("NET") (collectively with the Company, the "Loan Parties") pursuant to a Master Continuing Guaranty and are secured by the assets of the Loan Parties pursuant to a Security and Pledge Agreement.

The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments, investments, transactions with affiliates, certain restrictive agreements and compliance with sanctions laws and regulations. The amount of cash and cash equivalents of the Loan Parties, subject to certain exclusions, cannot be less than an aggregate amount of $85 million at any time, and that total revenues of the Loan Parties cannot be less than an aggregate of $50 million as of the last day of the Loan Parties' fiscal quarter, computed on a fiscal quarterly basis beginning with the fiscal quarter ending September 25, 2015. The credit facility will become due on June 30, 2016, subject to acceleration upon certain specified events of default, including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, and ERISA Event (as defined in the Credit Agreement), the failure to pay specified indebtedness and a change of control default.

The Company did not have any amounts outstanding under the Credit Agreement at December 31, 2015.

Assumed Debt - NET Acquisition

In December 2007, NET issued $85.0 million of 3 3/4% Convertible Senior Notes due December 15, 2014 (the "2007 Notes") in a private placement, of which $10.5 million in principal remained outstanding at the NET Acquisition Date, and under which NET remained obligated after the acquisition. The 2007 Notes bore interest at a rate of 3 3/4 % per annum and matured on December 15, 2014.

On August 24, 2012, in connection with the consummation of the acquisition and as provided in the merger agreement, NET entered into a supplemental indenture for the 2007 Notes, which provided, among other things, that, in lieu of being convertible into shares of NET common stock, the 2007 Notes would be convertible into the kind and amount of merger consideration that would have been receivable upon the consummation of the acquisition by a holder of the number of shares of NET common stock issuable upon conversion of such 2007 Notes immediately preceding the effective time of the acquisition. The merger consideration was $1.35 in cash per share of NET common stock.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(13) LONG-TERM LIABILITIES

Long-term liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Capital lease obligations	$131	$70
Deferred rent	2,606	3,160
Restructuring	749	5,334
Other	844	1,125
	4,330	9,689
Current portion *	(1,570)	(4,443)
Long-term liabilities, net of current portion	$2,760	$5,246

* Includes $0.7 million at December 31, 2015 and $3.4 million at December 31, 2014 of current accrued restructuring reported as a component of Accrued expenses in the consolidated balance sheets.

(14) COMMON STOCK REPURCHASES AND UNDERWRITTEN OFFERING

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

During the year ended December 31, 2015, the Company spent $7.9 million, including transaction fees, to repurchase and retire 0.6 million shares of its common stock under the buyback program. During the year ended December 31, 2014, the Company spent $18.0 million, including transaction fees, to repurchase and retire 1.0 million shares of its common stock under the buyback program.

At December 31, 2015, the Company had $14.9 million remaining under the stock buyback program for future repurchases.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(15) STOCK-BASED COMPENSATION PLANS

Reverse Stock Split

On January 29, 2015, the Company effected a one-for-five reverse stock split of its issued, outstanding and authorized common stock, which became effective on the NASDAQ Global Select Market as of the commencement of trading on January 30, 2015. All references to shares outstanding and share issuances have been adjusted to give effect to the aforementioned reverse stock split.

2007 Stock Incentive Plan

The Company's 2007 Stock Incentive Plan (the "2007 Plan") was approved at, and became effective on the date of, the Company's Annual Meeting of Stockholders on November 12, 2007. The 2007 Plan provides for the award of options to purchase the Company's common stock ("stock options"), stock appreciation rights ("SARs"), restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance-based stock awards ("PSAs"), PSUs and other stock-based awards to employees, officers, directors (including those directors who are not employees or officers of the Company), consultants and advisors of the Company and its subsidiaries.

At its June 2015 Annual Meeting of Stockholders, the Company's stockholders approved amendments to the 2007 Plan to, among other things:

•	Increase the number of shares available for future grant by 1.4 million shares; and

•
Revise the rate at which restricted stock, restricted stock units, performance awards and other stock unit awards are counted against the shares of common stock available for issuance under the 2007 Plan from 1.57 shares for every share issued in connection with such award to 1.61 shares for every one share issued in connection with such award. Shares of common stock subject to awards that were granted under the two previous ratios of 1.57 and 1.5 will return to the 2007 Plan upon forfeiture of such awards at the respective previous ratios.

At its December 2014 Special Meeting of Stockholders, the Company's stockholders approved amendments to the 2007 Plan to:

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

•
Revise the rate at which restricted stock, restricted stock units, performance awards and other stock unit awards are counted against the shares of common stock available for issuance under the 2007 Plan from 1.5 shares for every one share issued in connection with such award to 1.57 shares for every one share issued in connection with such award. Shares of common stock subject to awards that were granted under the 1.5 times ratio will return to the 2007 Plan upon forfeiture of such awards at the previous ratio of 1.5.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

At its June 2013 annual meeting of stockholders, the Company's stockholders approved an amendment to the 2007 Plan, which increased the number of shares available for future grant by 4.2 million shares.

At December 31, 2015, there were 2.6 million shares available for future issuance under the 2007 Plan. Under the fungible share pool formula, the number of total shares available for future awards under the 2007 Plan would be reduced by the fungible share pool multiple of 1.61. Accordingly, the total number of shares awarded in the future under the 2007 Plan could be less than the number of shares currently available for issuance.

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

In December 2012, the Company's Board of Directors approved the re-naming of the NET 2008 Plan to the 2008 Stock Incentive Plan (the "2008 Plan"). At December 31, 2015, there were no shares available for future issuance under the 2008 Plan. Under the fungible pool formula, the number of total shares available for future awards under the 2008 Plan would be reduced by the fungible share pool multiple of 1.25 for each share of common stock included in an award other than a stock option or SAR award.

At its December 2014 special meeting of stockholders, the Company's stockholders approved moving all shares available for grant under the 2008 Plan to the 2007 Plan and also voted that any outstanding awards under the 2008 Plan that in the future expired, terminated, canceled, surrendered or forfeited, or are repurchased by the Company at their original issuance price pursuant to a contractual repurchase right under the 2008 Plan will be returned to the 2007 Plan.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

Company recorded $1.7 million as additional purchase consideration for the fair value of the assumed equity awards. The fair value of the assumed awards attributable to future stock-based compensation expense totaled $0.9 million, which is being recorded over a weighted average period of approximately one year.

At its December 2014 special meeting of stockholders, the Company's stockholders approved moving all shares available for grant under the 2012 Plan to the 2007 Plan and also voted that any outstanding awards under the 2008 Plan that in the future expired, terminated, canceled, surrendered or forfeited, or are repurchased by the Company at their original issuance price pursuant to a contractual repurchase right under the 2012 Plan will be returned to the 2007 Plan.

Executive and Board of Directors Equity Arrangements

In connection with the Company's annual incentive program, 22 executives of the Company were given the choice to receive all or half of their fiscal year 2015 bonuses (the "2015 Bonus"), if any were earned, in the form of shares of the Company's common stock (the "2015 Bonus Shares"). Each executive could also elect not to participate in this program and to earn his or her 2015 Bonus, if any, in the form of cash. Under this program, the amount of the 2015 Bonus, if any, for each executive would be determined by the Compensation Committee of the Board of Directors of the Company (the "Compensation Committee"). The number of shares of the Company's common stock that would be granted to those executives who elected to receive their 2015 Bonus entirely in the form of shares of common stock would be calculated by dividing an amount equal to 1.5 times each executive's 2015 Bonus earned by $20.55, the closing price of the Company's common stock on January 2, 2015. The number of shares of the Company's common stock that would be granted to those executives who elected to receive one-half of their 2015 Bonus in the form of shares of common stock would be calculated by dividing an amount equal to 1.5 times one-half of each executive's 2015 Bonus earned by$20.55, with the cash portion equal to 50% of their respective 2015 Bonus earned. Under this program, the 2015 Bonus, if any, would be granted and/or paid on a date concurrent with the timing of the payout of bonuses under the Company-wide incentive bonus program and would be fully vested on the date of grant. Of the eligible executives, 16 elected to receive their entire 2015 Bonus in shares of common stock, five elected to receive 50% of their 2015 Bonus in shares of common stock and 50% in cash, and one elected not to participate and instead to receive his entire 2015 Bonus in cash. The Company determined that the grant date criteria for the 2015 Bonus Shares was met on July 2, 2015, and accordingly, recorded stock-based compensation expense based on the grant date fair value of $6.79 per share. Subsequent to that date, in September 2015, the Compensation Committee considered the impact on employee retention and incentive compensation caused by the drop in the price of the Company's common stock since January 2, 2015, and indicated its intent to pay all such executives their 2015 Bonus, if any is earned, in cash. As a result, at September 25, 2015, the Company reclassified the stock-based compensation expense recorded through that date in connection with the 2015 Bonus Shares aggregating $1.0 million from Additional paid-in capital to Accrued expenses. In addition, the Company recorded incremental bonus expense of $1.3 million related to the estimated 2015 Bonus payment, which the Company expects to pay in March 2016. The Company did not record any additional stock-based compensation expense in subsequent periods in connection with the 2015 Bonus Shares, but instead recorded bonus expense through December 31, 2015.

In March 2015, the Company granted an aggregate of 131,250 PSUs with both market and service conditions to eight of its executives. The terms of the PSUs are such that up to one-third of the shares subject to the PSUs will vest on each of the first, second and third anniversaries of the date of grant (collectively, the "Vesting Dates") to the extent of achievement of the Company's total shareholder return ("TSR") compared to the TSR of the companies included in the NASDAQ Telecommunications Index for the same Performance Period, measured by the Compensation Committee at the end of each of the 2015, 2016 and 2017 fiscal years, respectively (each, a "Performance Period"). The shares determined to be earned will vest on the anniversary of the grant date following each Performance Period. Shares subject to the PSUs that fail to be earned will be forfeited. The PSUs include a market condition that requires the use of a Monte Carlo simulation approach to model future stock price movements based upon the risk-free rate of return, the volatility of each entity, and the pair-wise covariance between each entity. These results were then used to calculate the grant date fair values of the PSUs. The Company is recording expense for the PSUs through the final Vesting Date of March 16, 2018. The PSUs are reported as "Granted" in the performance-based awards table below.

In connection with the separation of one executive from the Company during the fourth quarter of 2015 and in accordance with his employment agreement with the Company, the Company accelerated the vesting of certain unvested stock options and RSAs. In connection with the separation of two executives from the Company during the second quarter of 2015 and in accordance with their respective employment agreements with the Company, the Company accelerated the vesting of certain unvested stock options, RSAs and PSUs.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

In June 2014, the Company modified the stock options outstanding as of that date that had been granted to its non-employee members of the Board of Directors (the "Board Members") to extend the exercise period to the lesser of three years from the date that a Board Member stepped down from his or her position on the Board of Directors or the remaining contractual life of the respective stock options. In connection with this modification, the Company recorded $0.7 million of incremental stock-based compensation expense in 2014, and this expense is included as a component of General and administrative expense in the Company's consolidated statement of operations for the year ended December 31, 2014.

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

In January 2014, 21 of the Company's executives were given the choice to receive all or half of their fiscal year 2014 bonuses (the "2014 Bonus"), if any were earned, in the form of shares of the Company's common stock (the "2014 Bonus Shares"). Each executive could also elect not to participate in this program and to earn his or her 2014 Bonus in the form of cash. The amount of the 2014 Bonus was determined by the Compensation Committee on February 19, 2015. The number of 2014 Bonus Shares that was granted to those executives who elected to receive their 2014 Bonus entirely in the form of shares of common stock was calculated by dividing an amount equal to 1.5 times each executive's 2014 Bonus earned by the closing price of the Company's common stock on January 2, 2014. The number of 2014 Bonus Shares that was granted to those executives who elected to receive one-half of their 2014 Bonus in the form of shares of common stock was calculated by dividing an amount equal to 1.5 times one-half of each executive's 2014 Bonus earned by the closing price of the Company's common stock on January 2, 2014, with the cash portion equal to 50% of their respective 2014 Bonus earned. The 2014 Bonus Shares were granted on February 20, 2015 and vested immediately. Each executive who received the 2014 Bonus Shares was obligated to hold such shares for at least one year, until February 20, 2016. Of the eligible executives, 17 elected to receive their entire 2014 Bonus in shares of common stock and 4 elected to receive 50% of their 2014 Bonus in shares of common stock and 50% in cash. The Company determined that the grant date criteria for accounting purposes for the 2014 Bonus Shares was met on July 9, 2014, and accordingly, has determined that the grant date fair value of the 2014 Bonus Shares is $19.25 per share, the closing price of the Company's common stock on that date, as adjusted to reflect the reverse stock split of the Company's common stock. The Company recorded expense through the grant date of February 20, 2015.

In March 2013, 21 executives of the Company elected to receive their fiscal 2013 bonuses (collectively, the "2013 Bonus"), if any were earned, in the form of shares of the Company's common stock (collectively, the "2013 Bonus Shares"). The 2013 Bonus Shares vested immediately, on February 18, 2014, with the number of shares granted calculated by dividing amounts equal to 1.5 times the respective 2013 Bonus amounts earned, as determined by the Compensation Committee, by the closing price of the Company's common stock on the date of grant. The Company recorded stock-based compensation expense for the 2013 Bonus Shares from January 1, 2013 through the grant date of February 18, 2014.

In February 2013, the Compensation Committee determined that eight executives of the Company, excluding Mr. Dolan, would receive their bonuses with respect to 2012 in the form of restricted shares of the Company's common stock equal to 100% of their respective target bonus amounts for 2012 (collectively, the "Executive Bonus Shares"). The number of shares granted to each executive was calculated by dividing his/her target bonus amount by the closing price of the Company's common stock on February 15, 2013, the date of grant. The Executive Bonus Shares vested 50% on August 15, 2013 and the remaining 50% vested on February 15, 2014. The Company accrued for the cash payment of bonuses at the expected company-wide cash payout percentage amount at December 31, 2012, which amounts were less than the target bonus amounts for each individual. The Company recorded the expense related to the Executive Bonus Shares as stock-based compensation expense through February 15, 2014.

In February 2013, the Compensation Committee took certain actions regarding performance-based stock awards that had been awarded in previous years but for which the grant date criteria had not been met as of December 31, 2012. These actions

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

included determining that a certain number of these performance-based shares would vest as of February 15, 2013 (the “Vested Performance Shares”) and subjecting the remaining performance-based shares (the “Future Performance Shares”) to further performance and service conditions. On July 26, 2013, the Compensation Committee determined that the performance conditions related to the Future Performance Shares had been satisfied based on the Company's performance for the six months ended June 28, 2013 and, accordingly, all of the Future Performance Shares vested contingent upon continued employment with the Company on the vesting dates. The Company recorded the unamortized expense related to the Future Performance Shares based on the vesting dates of the respective awards. The Future Performance Shares were fully vested at December 31, 2015.

In August 2012, Mr. Dolan elected to receive his year 2012 target bonus, if earned, in the form of restricted shares (the “Dolan Bonus Shares”). On August 10, 2012, the Company granted Mr. Dolan shares of restricted stock which equaled Mr. Dolan's potential 2012 bonus at the maximum level of achievement (150% of Mr. Dolan's annual base salary), divided by the closing price of the Company's common stock on the date of grant. During 2012, the Company recorded stock-based compensation expense for the Dolan Bonus Shares commensurate with the expected achievement level represented by the Company's accrual for its company-wide incentive bonus program, as the performance metrics for each were consistent. 50% of the Dolan Bonus Shares vested on August 15, 2013 and the remaining 50% vested on February 15, 2014. The Company recorded the unamortized expense related to the Dolan Bonus Shares through February 15, 2014.

In connection with the separation of three executives from the Company during 2015 and in accordance with their respective employment agreements with the Company, the Company accelerated the vesting of certain unvested stock options, RSAs and PSUs. These RSAs and PSUs are reported as "Vested" in the respective tables below.

Stock Options

Options are issued to purchase shares of common stock of the Company at prices that are equal to the fair market value of the shares on the date the option is granted. Options generally vest over a period of four years, with 25% of the shares subject to the option vesting on the first anniversary of the grant date and the remaining 75% vesting in equal monthly increments thereafter through the fourth anniversary of the grant date. Options granted under the 2007 Plan generally expire ten years from the date of grant. Options granted under the 2008 Plan generally expire seven years from the date of grant. Options granted under the 2012 Plan generally expire five years from the date of grant. The grant date fair value of options, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures are estimated based on historical experience.

The activity related to the Company's outstanding stock options during the year ended December 31, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2015	7,521,432	$16.47
Granted	348,380	$14.48
Exercised	(155,478)	$10.77
Forfeited	(588,693)	$16.37
Expired	(773,433)	$20.75
Outstanding at December 31, 2015	6,352,208	$15.99	6.14	$204
Vested or expected to vest at December 31, 2015	6,165,698	$15.99	6.08	$200
Exercisable at December 31, 2015	4,407,865	$15.97	5.32	$155

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

The grant date fair values of options to purchase common stock granted in the years ended December 31, 2015, 2014 and 2013 were estimated using the Black-Scholes valuation model with the following assumptions:

	Year ended December 31,
	2015	2014	2013
Risk-free interest rate	1.46%-1.75%	1.53%-2.70%	0.82%-1.71%
Expected dividends	—	—	—
Weighted average volatility	54.3%	60.8%	63.2%
Expected life (years)	5.0-6.0	4.5-6.0	4.5-6.0

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

The weighted average grant-date fair values of options granted during the year were $7.30 for the year ended December 31, 2015, $8.32 for the year ended December 31, 2014 and $7.71 for the year ended December 31, 2013.

The total intrinsic values of options exercised during the year were $0.9 million for the year ended December 31, 2015, $5.1 million for the year ended December 31, 2014 and $1.3 million for the year ended December 31, 2013.

The Company received cash from option exercises of $1.8 million in the year ended December 31, 2015, $10.1 million in the year ended December 31, 2014 and $2.7 million in the year ended December 31, 2013.

Restricted Stock Grants - Restricted Stock Awards and Restricted Stock Units

The Company's outstanding restricted stock grants consist of both RSAs and RSUs. Holders of unvested RSAs have voting rights and rights to receive dividends, if declared; however, these rights are forfeited if the underlying unvested RSA shares are forfeited. Holders of unvested RSUs do not have such voting and dividend rights. Both RSAs and RSUs generally vest 25% on the first anniversary of the grant date, with the remaining 75% vesting in equal increments semi-annually thereafter. The grant date fair value of restricted stock grants, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the requisite service period. The fair value of restricted stock grants is determined based on the market value of the Company's shares on the date of grant.

The activity related to the Company's RSAs for the year ended December 31, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2015	370,182	$16.74
Granted	1,943,051	$14.02
Vested	(491,739)	$17.30
Forfeited	(308,711)	$14.71
Unvested balance at December 31, 2015	1,512,783	$13.48

The activity related to the Company's RSUs for the year ended December 31, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2015	—	$—
Granted	120,215	$16.05
Vested	—	$—
Forfeited	(24,854)	$16.05
Unvested balance at December 31, 2015	95,361	$16.05

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

The total fair value of restricted stock grant shares vested was $8.5 million in the year ended December 31, 2015, $6.7 million in the year ended December 31, 2014 and $2.4 million in the year ended December 31, 2013.

Performance-Based Stock Grants - Performance-Based Stock Awards and Performance-Based Stock Units

The Company's outstanding performance-based stock grants consist of both PSAs and PSUs. Similar to RSAs, holders of unvested PSAs have voting rights and rights to dividends, if declared; however, these rights are forfeited if the underlying unvested PSA shares are forfeited. Holders of unvested PSUs do not have such voting and dividend rights. The Company begins to record stock-based compensation expense for PSAs at the time that it becomes probable that the respective performance conditions will be achieved. The Company continues to recognize the grant date fair value of PSUs through the vest date of the respective awards so long as it remains probable that the related service conditions will be satisfied.

The activity related to the Company's PSAs for the year ended December 31, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2015	34,235	$13.60
Granted	—	$—
Vested	(34,235)	$13.60
Forfeited	—	$—
Unvested balance at December 31, 2015	—	$—

The activity related to the Company's PSUs for the year ended December 31, 2015 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2015	—	$—
Granted	131,250	$14.68
Vested	(11,666)	$14.18
Forfeited	(8,334)	$15.38
Unvested balance at December 31, 2015	111,250	$14.68

The total fair value of performance-based stock grant shares vested was $0.6 million in the year ended December 31, 2015, $1.7 million in the year ended December 31, 2014 and $2.6 million in the year ended December 31, 2013.

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

At December 31, 2015, 5.0 million shares, the maximum number of shares that may be issued under the ESPP, were authorized and 1.9 million shares were available under the ESPP for future issuance.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

Stock-Based Compensation

The consolidated statements of operations include stock-based compensation for the years ended December 31, 2015, 2014 and 2013 as follows (in thousands):

	Year ended December 31,
	2015	2014	2013
Product cost of revenue	$317	$337	$181
Service cost of revenue	1,524	1,449	1,050
Research and development	5,439	5,759	3,616
Sales and marketing	5,423	5,437	4,780
General and administrative	8,996	10,932	8,246
	$21,699	$23,914	$17,873

There is no income tax benefit for employee stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 due to the valuation allowance recorded.

At December 31, 2015, there was $32.2 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, RSAs, RSUs and PSUs. This expense is expected to be recognized over a weighted average period of approximately two years.

Common Stock Reserved

Common stock reserved for future issuance at December 31, 2015 consists of the following:

2007 Plan	2,560,723
ESPP	1,906,165
4,466,888

The Company's policy is to issue authorized but unissued shares upon the exercise of stock options, grant restricted common stock awards and units and performance-based stock awards and units, and authorize the purchase of shares of the Company's common stock under the ESPP.

(16) EMPLOYEE DEFINED CONTRIBUTION PLAN
The Company offers a 401(k) savings plan to its employees but does not provide a matching contribution. Accordingly, the Company did not record expense related to its employee defined contribution plan in the years ended December 31, 2015, 2014 and 2013.

(17) INCOME TAXES
The components of loss from continuing operations before income taxes consist of the following (in thousands):

	Year ended December 31,
	2015	2014	2013
Income (loss) before income taxes:
United States	$(29,595)	$(16,582)	$(21,076)
Foreign	(293)	1,941	409
	$(29,888)	$(14,641)	$(20,667)

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

The provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

	Year ended December 31,
	2015	2014	2013
Provision (benefit) for income taxes:
Current:
Federal	$60	$23	$14
State	150	150	150
Foreign	982	926	1,696
Total current	1,192	1,099	1,860
Deferred:
Federal	(7,069)	(3,885)	(1,911)
State	4,962	(1,656)	(103)
Foreign	155	414	(1,081)
Change in valuation allowance	2,767	6,242	2,687
Total deferred	815	1,115	(408)
Total	$2,007	$2,214	$1,452

A reconciliation of the Company's effective tax rate for continuing operations to the statutory federal rate is as follows:

	Year ended December 31,
	2015	2014	2013
U.S. statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	—	(4.9)	0.4
Foreign income taxes	3.6	5.1	1.3
Capital loss expiration	—	—	24.0
Foreign deemed dividends	1.7	11.5	1.8
Stock-based compensation	14.4	12.0	7.6
Tax credits	(3.3)	(14.6)	(6.1)
Valuation allowance	24.3	29.8	9.9
Goodwill amortization	2.2	4.8	3.3
Meals and entertainment	0.8	2.5	1.3
Tax gain on sale of acquired assets	—	4.2	—
Other, net	(2.0)	(0.3)	(1.5)
Effective income tax rate	6.7%	15.1%	7.0%

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

The following is a summary of the significant components of deferred income tax assets and liabilities (in thousands):

	December 31,
	2015	2014
Assets:
Net operating loss carryforwards	$76,970	$74,717
Research and development tax credits	22,412	24,978
Other tax credits	230	91
Intangible assets	7,128	4,808
Deferred revenue	3,936	1,911
Accrued expenses	8,706	10,619
Inventory	6,103	5,713
Stock-based compensation	13,594	12,913
Other temporary differences	2,623	3,924
	141,702	139,674
Valuation allowance	(139,823)	(137,640)
Total deferred tax assets	1,879	2,034
Liabilities:
Purchased intangible assets	(2,282)	(1,623)
Total deferred tax liabilities	(2,282)	(1,623)
Total net deferred tax assets	$(403)	$411

Reported as:
Deferred income taxes - current assets	$—	$991
Deferred income taxes - noncurrent assets	1,879	1,043
Deferred income taxes - noncurrent liabilities	(2,282)	(1,623)
	$(403)	$411

At December 31, 2015, the Company had cumulative net operating losses ("NOL") of $224.0 million for federal income tax purposes and $103.0 million for state income tax purposes. The federal NOL carryforwards expire at various dates from 2020 through 2034. The state NOL expires at various dates from 2015 through 2035. Of the federal NOL, $145.0 million is attributable to stock option deductions. The Company's federal NOL carryforwards for tax return purposes are $22.4 million greater than its recognized federal NOL for financial reporting purposes, primarily due to excess tax benefits (stock compensation deductions in excess of book compensation costs) not recognized for financial statement purposes until realized. The tax benefit of this loss would be recognized for financial statement purposes in the period in which the tax benefit reduces income taxes payable, which will not be recognized until the Company recognizes a reduction in taxes payable from all other NOL carryforwards. In addition, the Company had $13.6 million of deferred tax assets as of December 31, 2015 related to compensation expenses recognized for financial reporting purposes that are not deductible for tax purposes until options are exercised or shares vest. The ultimate realization of the benefit related to stock options is directly associated with the price of the Company's common stock. Employees will not exercise the underlying options unless the current market price exceeds the option exercise price.

The Company also has available federal and state research and development credit carryforwards of approximately $25 million that expire at various dates from 2015 through 2035.

In November 2015, the FASB issued ASU 2015-17, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in the consolidated balance sheet. The Company has elected to early-adopt ASU 2015-17 and accordingly, has reclassified its net current deferred tax asset totaling $1.0 million to its noncurrent net deferred tax asset as of December 31, 2015. No prior periods were retrospectively adjusted.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

During 2015 and 2014, the Company performed an analysis to determine if, based on all available evidence, it considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. As a result of the Company's evaluation, the Company concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to its cumulative losses and other factors. Accordingly, the Company has maintained a valuation allowance against its domestic deferred tax asset amounting to $139.8 million at December 31, 2015 and $137.6 million at December 31, 2014.

A reconciliation of the Company's unrecognized tax benefits is as follows (in thousands):

	2015	2014	2013
Unrecognized tax benefits at January 1	$8,875	$8,861	$8,847
Increases related to current year tax positions	13	14	14
Decreases related to prior period tax positions	—	—	—
Unrecognized tax benefits at December 31	$8,888	$8,875	$8,861

The Company recorded liabilities for potential penalties and interest of $13,000 for the year ended December 31, 2015, $14,000 for the year ended December 31, 2014 and $14,000 for the year ended December 31, 2013. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months. Due to the Company's valuation allowance at December 31, 2015, none of the Company's unrecognized tax benefits, if recognized, would affect the effective tax rate.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, as well as various state and foreign jurisdictions. Generally, the tax years 2013 through 2015 remain open to examination by the major taxing jurisdictions to which the Company is subject. The Company's federal NOLs generated prior to 2013 could be adjusted on examination even though the year in which the loss was generated is otherwise closed by the statute of limitations. The Company's primary state jurisdiction, Massachusetts, has open periods from 2011 through 2013.

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

The Company acquired approximately $26 million of federal and state net operating loss carryforwards and federal and state research and development credit carryforwards as a result of the PT acquisition. Under the provisions of the Internal Revenue Code, the net operating losses and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating losses and tax credit carryforwards may become subject to an

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

annual limitation in the event of certain cumulative changes in the ownership of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not performed a comprehensive Section 382 study to determine any potential loss limitation with regard to the net operating loss carryforwards and tax credits acquired as a result of the PT acquisition.

The acquisition of the SDN Business was a taxable purchase of a business under Section 197 of the Internal Revenue Code. Similar to the NET goodwill, the tax amortization related to the SDN Business goodwill created a deferred tax liability.

(18) MAJOR CUSTOMERS

The following customer contributed 10% or more of the Company's revenue in each of the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013
AT&T	13%	19%	15%

There were no other customers that contributed 10% or more of the Company's revenue in any of the years ended December 31, 2015, 2014 or 2013.

At December 31, 2015, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 11% of the total balance. At December 31, 2014, no customer accounted for 10% or more of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(19) GEOGRAPHIC AND SEGMENT INFORMATION

The Company's classification of revenue by geographic area is determined by the location of the Company's customers. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Year ended December 31,
	2015	2014	2013
United States	71%	71%	69%
Europe, Middle East and Africa	13	13	12
Japan	10	9	12
Other Asia Pacific	4	5	5
Other	2	2	2
	100%	100%	100%

The Company's service revenue is comprised of the following (in thousands):

	Year ended December 31,
	2015	2014	2013
Maintenance	$89,280	$90,003	$84,698
Professional services	17,841	23,868	24,763
	$107,121	$113,871	$109,461

(20) RELATED PARTIES

H. Brian Thompson, an independent member of the Company's Board of Directors, is the Executive Chairman of GTT Communications, Inc., a leading global cloud networking provider to multinational clients ("GTT"). Howard Janzen is the

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

independent Chairman of the Company's Board of Directors and also serves as an independent director of GTT. In October 2015, GTT completed the acquisition of One Source Networks Inc., a provider of global data, Internet, SIP trunking and managed services ("One Source"). One Source is a customer of the Company. The Company had a well-established and ongoing business relationship with One Source prior to its acquisition by GTT. The Company recognized revenue aggregating approximately $150,000 in the year ended December 31, 2015, pursuant to the terms of a contract between the parties, effective June 28, 2010. The Company believes the terms of this contract are consistent with third-party arrangements that provide similar services.

As a matter of corporate governance policy and practice, related party transactions are presented and considered by the Audit Committee of the Company's Board of Directors in accordance with the Company's Related Person Transaction Policy.

(21) COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under operating leases, which expire at various times through 2020. The Company is responsible for certain real estate taxes, utilities and maintenance costs under these leases. The Company's corporate headquarters is located in a leased facility in Westford, Massachusetts, consisting of 97,500 square feet under a lease that expires in August 2018.

Escalation clauses, free rent and other lease concessions are recognized on a straight-line basis over the minimum lease term. Rent expense was $5.2 million for the year ended December 31, 2015, $6.1 million for the year ended December 31, 2014 and $5.5 million for the year ended December 31, 2013.

Future minimum payments under operating lease arrangements as of December 31, 2015 are as follows (in thousands):

Years ending December 31,
2016	$4,111
2017	3,682
2018	2,801
2019	1,565
2020	252
Thereafter	—
$12,411

Litigation and Contingencies

On April 6, 2015, Ming Huang, a purported shareholder of the Company, filed a Class Action Complaint (Civil Action No. 3:15-02407), alleging violations of the federal securities laws (the "Complaint") in the United States District Court for the District of New Jersey (the "Court"), against the Company and two of its officers, Raymond P. Dolan, the Company's President and Chief Executive Officer, and Mark T. Greenquist, the Company's Chief Financial Officer (collectively, the "Defendants"). On September 21, 2015, in response to motions subsequently filed with the Court by four other purported shareholders of ours seeking status as lead plaintiff, the Court appointed Richard Sousa as lead plaintiff (the "Plaintiff"). The Plaintiff claims to represent purchasers of the Company's common stock during the period from October 23, 2014 to March 24, 2015, and seeks unspecified damages. The principal allegation contained in the Complaint is that the Defendants made misleading forward-looking statements concerning the Company's fiscal first quarter of 2015 financial performance. On September 22, 2015, the Company filed a Motion to Transfer this case to the United States District Court for the District of Massachusetts (the "Motion to Transfer"). The Plaintiff filed his opposition to the Motion to Transfer on October 5, 2015, and the Company filed a reply to the Motion to Transfer on October 13, 2015. The Company believes that the Defendants have meritorious defenses to the allegations made in the Complaint and does not expect the results of this suit to have a material effect on its business or consolidated financial statements.

In addition, the Company is often a party to disputes and legal proceedings that it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material effect on the Company's business or consolidated financial statements.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(22) QUARTERLY RESULTS (UNAUDITED)

The following tables present the Company's quarterly operating results for the years ended December 31, 2015 and 2014. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with the Company's audited consolidated financial statements and related notes.

	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Fiscal 2015
Revenue	$50,145	$54,701	$67,862	$76,326
Cost of revenue	20,915	20,287	22,150	24,025
Gross profit	$29,230	$34,414	$45,712	$52,301
Income (loss) from operations	$(18,866)	$(15,049)	$(1,362)	$4,060
Net income (loss)	$(19,359)	$(15,343)	$(1,896)	$4,703
Income (loss) per share (3):
Basic	$(0.39)	$(0.31)	$(0.04)	$0.09
Diluted	$(0.39)	$(0.31)	$(0.04)	$0.09
Shares used in computing income (loss) per share:
Basic	49,423	49,484	49,625	49,685
Diluted	49,423	49,484	49,625	49,906

	First Quarter (2)	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Fiscal 2014
Revenue	$70,742	$75,570	$73,216	$76,798
Cost of revenue	24,319	28,282	25,314	25,006
Gross profit	$46,423	$47,288	$47,902	$51,792
Loss from operations	$(5,791)	$(4,801)	$(4,715)	$(1,945)
Net income (loss)	$(3,953)	$(5,497)	$(5,213)	$(2,192)
Loss per share (3):
Basic	$(0.07)	$(0.11)	$(0.11)	$(0.04)
Diluted	$(0.07)	$(0.11)	$(0.11)	$(0.04)
Shares used in computing loss per share:
Basic	53,080	49,424	49,291	49,361
Diluted	53,080	49,424	49,291	49,361
__________________________________

(1)	Includes the results of the SDN Business for the period subsequent to January 2, 2015.

(2)	Includes the results of PT for the period subsequent to February 19, 2014.

(3)
Income (loss) per share is calculated independently for each of the quarters presented; accordingly, the sum of the quarterly earnings (loss) per share amounts may not equal the total calculated for the year.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sonus Networks, Inc.
Westford, Massachusetts

We have audited the internal control over financial reporting of Sonus Networks, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 23, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 23, 2016

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is included in our definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2015 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 is included in our definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2015 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is included in our definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2015 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is included in our definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2015 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is included in our definitive Proxy Statement with respect to our 2016 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2015 and is incorporated herein by reference.

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

SONUS NETWORKS, INC.

	By:	/s/ Raymond P. Dolan
February 23, 2016		Raymond P. Dolan President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Raymond P. Dolan	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2016
Raymond P. Dolan

/s/ Mark T. Greenquist	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2016
Mark T. Greenquist

/s/ Howard E. Janzen	Chairman	February 23, 2016
Howard E. Janzen

/s/ James K. Brewington	Director	February 23, 2016
James K. Brewington

/s/ Matthew W. Bross	Director	February 23, 2016
Matthew W. Bross

/s/ John P. Cunningham	Director	February 23, 2016
John P. Cunningham

/s/ Beatriz V. Infante	Director	February 23, 2016
Beatriz V. Infante

/s/ Richard J. Lynch	Director	February 23, 2016
Richard J. Lynch

/s/ Pamela D.A. Reeve	Director	February 23, 2016
Pamela D. A. Reeve

/s/ John A. Schofield	Director	February 23, 2016
John A. Schofield

/s/ Scott E. Schubert	Director	February 23, 2016
Scott E. Schubert

/s/ H. Brian Thompson	Director	February 23, 2016
H. Brian Thompson

EXHIBIT INDEX

Exhibit No.		Description
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

10.4	+	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q, filed August 20, 2004 with the SEC).
10.5	+	Form of Resale Restriction Agreement (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed December 28, 2005 with the SEC).
10.6	+	Form of Consent to Stock Option Amendment (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed December 29, 2006 with the SEC).
10.7	+	Amended and Restated 2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.7 to the registrant's Annual Report on Form 10-K, filed February 25, 2015 with the SEC).
10.8	+
Executive Severance and Arbitration Agreement between Sonus Networks, Inc. and Matthew Dillon accepted on October 7, 2008 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed October 8, 2008 with the SEC).

10.9	+	Sonus Networks, Inc. 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.11 to the registrant's Annual Report on Form 10-K, filed February 25, 2015 with the SEC).
10.10	+	Senior Management Cash Incentive Plan, as amended on March 28, 2013 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed April 1, 2013 with the SEC).
10.11	+
Amended and Restated Employment Agreement between Sonus Networks, Inc. and Raymond P. Dolan accepted on February 23, 2015 (incorporated by reference to Exhibit 10.17 to the registrant's Annual Report on Form 10-K, filed February 25, 2015 with the SEC).

10.12
Lease, dated August 11, 2010, between Michelson Farm-Westford Technology Park IV Limited Partnership and Sonus Networks, Inc. with respect to the property located at 4 Technology Park Drive, Westford, Massachusetts (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q, filed November 2, 2010 with the SEC).

10.13
First Amendment to Lease, dated October 27, 2010, between Michelson Farm-Westford Technology Park IV Limited Partnership and Sonus Networks, Inc. with respect to the property located at 4 Technology Park Drive, Westford, Massachusetts (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q, filed November 2, 2010 with the SEC).

10.14	+
Form of Nonstatutory Stock Option Award Agreement Granted under the 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.30 to the registrant's Annual Report on Form 10-K, filed February 24, 2012 with the SEC).

10.15	+
Form of Restricted Stock Award Agreement Granted under the 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.31 to the registrant's Annual Report on Form 10-K, filed February 24, 2012 with the SEC).

10.16	+
Employment Agreement between Sonus Networks, Inc. and Todd Abbott accepted on May 3, 2011 (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q, filed April 30, 2012 with the SEC).

10.17	+	2008 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8, filed August 27, 2012 with the SEC).
10.18	+
Form of Nonstatutory Stock Option Award Agreement Granted under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the registrant's Annual Report on Form 10-K, filed March 6, 2013 with the SEC).

10.19	+
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

10.23	+
Form of Letter Agreement between Sonus Networks, Inc. and each of Raymond P. Dolan, Mark Greenquist, Todd Abbott and Anthony Scarfo (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed January 6, 2014 with the SEC).

10.24	+
Employment Agreement between Sonus Networks, Inc. and Mark T. Greenquist, accepted on October 24, 2013 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed October 29, 2013 with the SEC).

10.25	+
Assumed Performance Technologies, Incorporated 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8, filed with the SEC effective February 28, 2014).

10.26	+
Assumed Performance Technologies, Incorporated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to the registrant's Registration Statement on Form S-8, filed with the SEC effective February 28, 2014).

10.27	+
2012 Amended Performance Technologies Incorporated Omnibus Incentive Plan (incorporated by reference to Exhibit 99.3 to the registrant's Registration Statement on Form S-8, filed with the SEC effective February 28, 2014).

10.28	+
Form of Non-Qualified Stock Option Award Agreement Granted under the 2012 Amended Performance Technologies, Incorporated Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q, filed April 29, 2014 with the SEC).

10.29	+
Form of Restricted Stock Agreement Granted under the 2012 Amended Performance Technologies, Incorporated Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the registrant's Quarterly Report on Form 10-Q, filed April 29, 2014 with the SEC).

10.30	+
Amendment to Employment Agreement by and between Sonus Networks, Inc. and Jeffrey M. Snider, accepted February 15, 2014 (incorporated by reference to Exhibit 10.9 to the registrant's Quarterly Report on Form 10-Q, filed April 29, 2014 with the SEC).

10.31	+
Amendment to Employment Agreement by and between Sonus Networks, Inc. and Jeffrey M. Snider, accepted March 28, 2013 (incorporated by reference to Exhibit 10.10 to the registrant's Quarterly Report on Form 10-Q, filed April 29, 2014 with the SEC).

10.32
Credit Agreement, dated as of June 27, 2014 by and among Sonus Networks, Inc. as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed June 30, 2014 with the SEC).

10.33
First Amendment to Credit Agreement, dated as of June 26, 2015 by and between Sonus Networks, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Lender (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed June 30, 2015 with the SEC).

10.34
Security and Pledge Agreement, dated as of June 27, 2014 by and among Sonus Networks, Inc., Sonus International, Inc., Sonus Federal, Inc., Network Equipment Technologies, Inc., Performance Technologies, Incorporated and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed June 30, 2014 with the SEC).

10.35
Master Continuing Guaranty, dated as of June 27, 2014 by and among Sonus Federal, Inc., Network Equipment Technologies, Inc. Performance Technologies, Incorporated and Sonus International, Inc. (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K, filed June 30, 2014 with the SEC).

10.36	+
Form of Letter Agreement between Sonus Networks, Inc. and each of Raymond P. Dolan, Mark Greenquist, Anthony Scarfo and Jeffrey Snider (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed December 29, 2014 with the SEC).

10.37
Earn-Out Agreement, dated as of January 2, 2015, by and among Sonus Networks, Inc., Treq Labs, Inc. and Karl F. May as the Seller Representative (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed January 8, 2015 with the SEC).

10.38	+
Employment Agreement between Sonus Networks, Inc. and Brian O'Donnell, accepted on November 19, 2012 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed February 18, 2015 with the SEC).

10.39	+
Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) for Awards Granted on March 16, 2015 under the 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q, filed April 27, 2015 with the SEC).

10.40	+	Amendment to Sonus Networks, Inc. 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q, filed July 30, 2015 with the SEC).
10.41	+
Employment Agreement between Sonus Networks, Inc. and Peter Polizzi, dated June 13, 2013 (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q, filed July 30, 2015 with the SEC).

10.42	+
Separation Agreement between Sonus Networks, Inc. and Peter Polizzi, dated May 1, 2015 (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q, filed July 30, 2015 with the SEC).

10.43	+
Consulting Agreement between Sonus Networks, Inc. and Peter Polizzi, dated May 1, 2015 (incorporated by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q, filed July 30, 2015 with the SEC).

10.44	+
Employment Agreement by and between Sonus Networks, Inc. and Jeffrey M. Snider, accepted June 1, 2009 (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q, filed August 3, 2010 with the SEC).

10.45	+
Employment Agreement by and between Sonus Networks, Inc. and Anthony Scarfo, accepted August 25, 2011 (incorporated by reference to Exhibit 10.10 to the registrant's Quarterly Report on Form 10-Q, filed May 2, 2013 with the SEC).

10.46	+
Amendment to Employment Agreement by and between Sonus Networks, Inc. and Anthony Scarfo, accepted February 15, 2013 (incorporated by reference to Exhibit 10.11 to the registrant's Quarterly Report on Form 10-Q, filed May 2, 2013 with the SEC).

10.47	+
Amendment to Employment Agreement by and between Sonus Networks, Inc. and Anthony Scarfo, accepted March 28, 2013 (incorporated by reference to Exhibit 10.12 to the registrant's Quarterly Report on Form 10-Q, filed May 2, 2013 with the SEC).

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