Form 10-Q
period 2016-03-31
SONUS NETWORKS INC
filed 2016-04-29
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of April 22, 2016, there were 49,591,400 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2016

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
SONUS NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$42,649	$50,111
Marketable securities	55,712	58,533
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2016 and $10 at December 31, 2015	34,416	51,533
Inventory	22,450	23,111
Other current assets	14,599	11,853
Total current assets	169,826	195,141
Property and equipment, net	12,694	13,620
Intangible assets, net	24,141	26,087
Goodwill	40,310	40,310
Investments	44,007	33,605
Deferred income taxes	1,712	1,879
Other assets	5,188	2,249
	$297,878	$312,891
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,468	$5,949
Accrued expenses	17,381	31,963
Current portion of deferred revenue	40,956	38,716
Current portion of long-term liabilities	1,071	821
Total current liabilities	63,876	77,449
Deferred revenue	7,349	7,374
Deferred income taxes	2,457	2,282
Other long-term liabilities	2,588	2,760
Total liabilities	76,270	89,865
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value per share; 120,000,000 shares authorized; 49,590,047 shares issued and outstanding at March 31, 2016; 49,473,789 shares issued and outstanding at December 31, 2015	50	49
Additional paid-in capital	1,243,612	1,240,803
Accumulated deficit	(1,027,896)	(1,023,242)
Accumulated other comprehensive income	5,842	5,416
Total stockholders' equity	221,608	223,026
	$297,878	$312,891

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31, 2016	March 27, 2015
Revenue:
Product	$34,769	$24,865
Service	24,382	25,280
Total revenue	59,151	50,145
Cost of revenue:
Product	11,536	11,648
Service	9,212	9,267
Total cost of revenue	20,748	20,915
Gross profit	38,403	29,230
Operating expenses:
Research and development	17,318	19,339
Sales and marketing	16,595	19,765
General and administrative	8,371	9,224
Acquisition-related	—	107
Restructuring	—	(339)
Total operating expenses	42,284	48,096
Loss from operations	(3,881)	(18,866)
Interest income, net	164	28
Other income, net	103	45
Loss before income taxes	(3,614)	(18,793)
Income tax provision	(1,040)	(566)
Net loss	$(4,654)	$(19,359)
Loss per share:
Basic	$(0.09)	$(0.39)
Diluted	$(0.09)	$(0.39)
Shares used to compute loss per share:
Basic	49,484	49,423
Diluted	49,484	49,423

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended
	March 31, 2016	March 27, 2015
Net loss	$(4,654)	$(19,359)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	173	42
Unrealized gain on available-for sale marketable securities, net of tax	235	105
Reclassification adjustment for (gains) losses included in net loss	18	—
Other comprehensive income, net of tax	426	147
Comprehensive loss, net of tax	$(4,228)	$(19,212)

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31, 2016	March 27, 2015
Cash flows from operating activities:
Net loss	$(4,654)	$(19,359)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation and amortization of property and equipment	1,981	2,575
Amortization of intangible assets	1,946	1,647
Stock-based compensation	4,415	4,820
Loss on disposal of property and equipment	14	12
Deferred income taxes	418	155
Changes in operating assets and liabilities:
Accounts receivable	17,267	7,302
Inventory	(1,237)	(3,034)
Other operating assets	(3,531)	(75)
Accounts payable	(1,592)	(2,115)
Accrued expenses and other long-term liabilities	(13,855)	(13,014)
Deferred revenue	2,142	3,610
Net cash provided by (used in) operating activities	3,314	(17,476)
Cash flows from investing activities:
Purchases of property and equipment	(952)	(2,512)
Business acquisition, net of cash acquired	(750)	(10,147)
Purchases of marketable securities	(29,574)	(1,649)
Maturities/sales of marketable securities	21,867	13,518
Net cash used in investing activities	(9,409)	(790)
Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	632	1,668
Proceeds from exercise of stock options	5	1,687
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(786)	(1,995)
Repurchase of common stock	(1,456)	(6,084)
Principal payments of capital lease obligations	(14)	(20)
Net cash used in financing activities	(1,619)	(4,744)
Effect of exchange rate changes on cash and cash equivalents	252	(55)
Net decrease in cash and cash equivalents	(7,462)	(23,065)
Cash and cash equivalents, beginning of year	50,111	41,157
Cash and cash equivalents, end of period	$42,649	$18,092
Supplemental disclosure of cash flow information:
Interest paid	$9	$8
Income taxes paid	$248	$151
Income tax refunds received	$165	$20
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$248	$881
Property and equipment acquired under capital lease	$36	$—

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) BASIS OF PRESENTATION

Business

Sonus Networks, Inc. (“Sonus” or the “Company”) is a leading provider of networked solutions for communications service providers (e.g., telecommunications, wireless and cable service providers) and enterprises to help them advance, protect and unify their communications and improve collaboration. Sonus helps many of the world's leading communications service providers and enterprises embrace the next generation of Session Initiation Protocol ("SIP") and 4G/LTE (Long Term Evolution)-based solutions, including Voice over IP ("VoIP") video and Unified Communications ("UC") through secure, reliable and scalable Internet Protocol ("IP") networks. Sonus' products include session border controllers ("SBCs"), diameter signaling controllers ("DSCs"), policy/routing servers, network intelligence applications ("VellOS") and are designed to provide network-wide security and other cloud network exchange services, media and signaling gateways and network analytics tools. Sonus products are supported by a global services team with experience in design, deployment and maintenance of some of the world's largest IP networks.

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

Interim results are not necessarily indicative of results for a full year or any future interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the "Annual Report") filed with the SEC on February 23, 2016.

For the year ended December 31, 2015, the Company reported its first, second and third quarters on a 4-4-5 basis, with the quarter ending on the Friday closest to the last day of each third month. Accordingly, the Company's first quarter ended on March 27, 2015, the second quarter ended on June 26, 2015 and the third quarter ended on September 25, 2015. Effective January 1, 2016, the Company is reporting its first, second and third quarters on a month-end basis, such that the first quarter ended on March 31, 2016, the second quarter will end on June 30, 2016 and the third quarter will end on September 30, 2016. The Company's fiscal year will continue to end on December 31.

During the preparation of the Company's consolidated financial statements for the three-month period ended June 26, 2015, the Company identified an error related to the historical foreign translation of depreciation expense on certain foreign fixed assets that resulted in a historical understatement of expense in prior fiscal years totaling $1.4 million on a cumulative basis. There is no tax effect on these expenses as the amounts were calculated in the appropriate foreign currencies. The Company does not believe this error is material to its previously issued historical consolidated financial statements for any of the periods impacted and accordingly, has not adjusted its historical financial statements. The Company recorded the cumulative impact of the adjustment in the three months ended June 26, 2015. This adjustment resulted in a one-time $1.4 million overstatement of depreciation expense. The Company does not believe this adjustment is material to its condensed consolidated financial statements for the periods presented.

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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the three months ended March 31, 2016.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for the Company beginning January 1, 2017 for both interim and annual reporting periods. The Company is currently assessing the potential impact of the adoption of ASU 2016-09 on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification ("ASU 2016-02"), its new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases onto the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification ("ASC") 606, the FASB's new revenue recognition standard (i.e., those related to evaluating when profit can be recognized). Furthermore, ASU 2016-02 addresses other concerns related to the current leases model. For example, ASU 2016-02 eliminates the current GAAP requirement for an

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

entity to use bright-line tests in determining lease classification. ASU 2016-02 also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. ASU 2016-02 is effective for the Company for both interim annual periods beginning January 1, 2020. The Company is currently assessing the potential impact of the adoption of ASU 2016-02 on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in the condensed consolidated balance sheet. Netting of deferred tax assets and deferred tax liabilities is still required under ASU 2015-17. The ASU is effective for the Company for its annual report of the year ending December 31, 2018 and for interim period reporting beginning January 1, 2019, with early adoption permitted. The Company elected to early-adopt ASU 2015-17 prospectively and accordingly, reclassified its net current deferred tax asset totaling $1.0 million to its noncurrent net deferred tax asset as of December 31, 2015. No prior periods were retrospectively adjusted.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"), which eliminates the requirement to restate prior periods to reflect adjustments made to provisional amounts recognized in a business combination. Under ASU 2015-16, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than retrospectively, as had previously been required. ASU 2015-16 also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 was effective for the Company as of January 1, 2016. The adoption of ASU 2015-16 did not have a material impact on the Company's consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (“ASU 2014-12”). ASU 2014-12 clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent upon the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. ASU 2014-12 does not contain any new disclosure requirements. ASU 2014-12 was effective for the Company as of January 1, 2016. The adoption of ASU 2014-12 did not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB ASC. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property, plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the original effective date of interim and annual reporting periods by one year. As a result, public entities would not be required to apply the new revenue standard until annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) ("ASU 2016-08") to clarify certain aspects of the principal-versus-agent guidance in its new revenue recognition standard in response to feedback received from the FASB-IASB joint revenue recognition transition resource group. ASU 2016-08 clarifies the implementation guidance on principal-versus-agent considerations regarding how an entity determines whether it is a principal or an agent for each specified good or service promised to the customer and how an entity determines the nature of each specified good or service. ASU 2016-08 also provides clarification regarding the application of the principal-versus-agent guidance. ASU 2016-08 is effective at the same time as ASU 2014-09 (as amended by ASU 2015-14). The Company is currently assessing the potential impact of the adoption of both ASU 2014-09 and ASU 2016-08 on its consolidated financial statements.

(2) BUSINESS ACQUISITION

Treq Labs, Inc.

On the Treq Asset Acquisition Date, the Company acquired from Treq the SDN Business. The SDN Business provides solutions that optimize networks for voice, video and UC for both enterprise and service provider customers. The Company believes that the acquisition of the SDN Business will accelerate Sonus' delivery of its SDN strategy. In consideration for the acquisition of the SDN Business, Sonus paid $10.1 million in cash on the Treq Asset Acquisition Date, and an additional consideration payment of $750,000 on each of July 2, 2015 and January 4, 2016. The Company also entered into an Earn-Out Agreement, dated as of January 2, 2015, with Treq and Karl F. May, the seller representative in the transaction (the "Earn-Out Agreement"), under which the Company agreed to issue up to an aggregate of 1.3 million shares of common stock over a three-year period subsequent to the Treq Asset Acquisition Date if aggregate revenue thresholds of at least $60 million are achieved by the SDN Business during that period, and up to an aggregate of an additional 2.2 million shares (3.5 million shares in total) if aggregate revenue thresholds of at least $150 million are achieved by the SDN Business during that period. If the initial revenue thresholds are not met, no shares will be issued. Based on historical and forecasted sales, no incremental contingent consideration was recorded either initially as of the Treq Asset Acquisition Date or through March 31, 2016. Any shares issued pursuant to the Earn-Out Agreement will be issued in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), and will be subsequently registered for resale under the Securities Act by the Company.

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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

A summary of the purchase consideration for the SDN Business is as follows (in thousands):

Fair value of consideration transferred:
Cash, net of cash acquired	$11,647
Fair value of assets acquired and liabilities assumed:
Intangible assets:
In-process research and development	$9,100
Developed technology	1,500
Goodwill	1,047
$11,647

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the acquired in-process research and development and developed technology intangible assets. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company's estimates of technology attrition and revenue growth projections. As of March 31, 2016, the Company was recording amortization expense in connection with the acquired in-process research and development intangible assets related to products that became generally available in the three months ended March 31, 2016 and the three months ended September 25, 2015 and no longer had an in-process research and development intangible asset recorded. During the three months ended March 31, 2016, the Company began to record amortization expense in connection with the in-process research and development intangible assets related to a product that became generally available in that quarter and accordingly, reclassified the asset with a cost basis of $1.6 million to its developed technology intangible assets. During the three months ended September 25, 2015, the Company began to record amortization expense in connection with certain of the in-process research and development intangible assets related to a product that became generally available in that quarter and accordingly, reclassified the asset with a cost basis of $7.5 million to its developed technology intangible assets. The Company is amortizing the identifiable intangible assets in relation to the expected cash flows from the individual intangible assets over their respective useful lives (see Note 6).

The Company has not disclosed the amount of revenue or earnings of the SDN Business since the SDN Business Acquisition Date or pro forma financial information, as these amounts are not significant to the Company's consolidated financial statements.

Acquisition-Related Expenses

Acquisition-related expenses include those expenses related to acquisitions that would otherwise not have been incurred by the Company. These expenses include professional and services fees, such as legal, audit, consulting, paying agent and other fees, as well as cash payments to certain employees of acquired companies in connection with change of control agreements. The amount recorded in the three months ended March 27, 2015 related to professional fees in connection with the acquisition of the SDN Business. The Company did not record acquisition-related expenses in the three months ended March 31, 2016.

The component of acquisition-related expenses included in the Company's results of operations for the three months ended March 27, 2015 is as follows (in thousands):

Three months ended
March 27, 2015
Professional and services fees	$107

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

The calculations of shares used to compute basic and diluted loss per share are as follows (in thousands):

	Three months ended
	March 31, 2016	March 27, 2015
Weighted average shares outstanding—basic	49,484	49,423
Potential dilutive common shares	—	—
Weighted average shares outstanding—diluted	49,484	49,423

Options to purchase the Company's common stock, unvested shares of restricted stock, unvested shares of performance-based stock and shares in connection with future purchases under the Company's Amended and Restated 2000 Employee Stock Purchase Plan, as amended (the "ESPP"), aggregating 7.7 million shares for the three months ended March 31, 2016 and 9.4 million shares for the three months ended March 27, 2015 have not been included in the computation of diluted loss per share because their effect would have been antidilutive.

(4) CASH EQUIVALENTS AND INVESTMENTS

The Company invests in debt instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

During the three months ended March 31, 2016, the Company sold $3.8 million of its available-for-sale securities and recognized gross losses aggregating $18,000, which are included as a component of Other income (expense), net, in the Company's condensed consolidated statement of operations for the three months ended March 31, 2016. The Company did not realize any gross gains on these sales. The Company did not sell any of its available-for-sale securities during the three months ended March 27, 2015. Investments with continuous unrealized losses for one year or greater at March 31, 2016 were nominal. Since the Company currently does not intend to sell these securities and does not believe it will be required to sell any securities before they recover in value, it does not believe these declines are other-than-temporary.

On a quarterly basis, the Company reviews its marketable securities and investments to determine if there have been any events that could create a credit impairment. Based on its reviews, the Company does not believe that any impairment existed with its current holdings at March 31, 2016.

The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt securities and investments at March 31, 2016 and December 31, 2015 were comprised of the following (in thousands):

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	March 31, 2016
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$5,542	$—	$—	$5,542

Marketable securities
Municipal obligations	$3,984	$6	$—	$3,990
U.S. government agency notes	8,278	6	—	8,284
Corporate debt securities	42,226	21	(9)	42,238
Commercial paper	700	—	—	700
Certificates of deposit	500	—	—	500
	$55,688	$33	$(9)	$55,712
Investments
Municipal obligations	$1,579	$9	$—	$1,588
U.S. government agency notes	20,063	28	(2)	20,089
Corporate debt securities	22,293	50	(13)	22,330
	$43,935	$87	$(15)	$44,007

	December 31, 2015
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$7,122	$—	$—	$7,122

Marketable securities
Municipal obligations	$3,910	$—	$(1)	$3,909
U.S. government agency notes	3,450	—	(2)	3,448
Corporate debt securities	46,736	2	(56)	46,682
Commercial paper	3,994	—	—	3,994
Certificates of deposit	500	—	—	500
	$58,590	$2	$(59)	$58,533
Investments
Municipal obligations	$2,165	$—	$(4)	$2,161
U.S. government agency notes	1,999	—	(13)	1,986
Corporate debt securities	29,541	2	(85)	29,458
	$33,705	$2	$(102)	$33,605

The Company's available-for-sale debt securities classified as Investments in the condensed consolidated balance sheets at March 31, 2016 and December 31, 2015 had maturity dates after one year but within two years or less from the balance sheet date.

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

The following table shows the fair value of the Company's financial assets at March 31, 2016 and December 31, 2015. These financial assets are comprised of the Company's available-for-sale debt securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the condensed consolidated balance sheets (in thousands):

		Fair value measurements at March 31, 2016 using:
	Total carrying value at March 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$5,542	$4,540	$1,002	$—

Marketable securities
Municipal obligations	$3,990	$—	$3,990	$—
U.S. government agency notes	8,284	—	8,284	—
Corporate debt securities	42,238	—	42,238	—
Commercial paper	700	—	700	—
Certificates of deposit	500	—	500	—
	$55,712	$—	$55,712	$—
Investments
Municipal obligations	$1,588	$—	$1,588	$—
U.S. government agency notes	20,089	—	20,089	—
Corporate debt securities	22,330	—	22,330	—
	$44,007	$—	$44,007	$—

		Fair value measurements at December 31, 2015 using:
	Total carrying value at December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$7,122	$7,122	$—	$—

Marketable securities
Municipal obligations	$3,909	$—	$3,909	$—
U.S. government agency notes	3,448	—	3,448	—
Corporate debt securities	46,682	—	46,682	—
Commercial paper	3,994	—	3,994	—
Certificates of deposit	500	—	500	—
	$58,533	$—	$58,533	$—
Investments
Municipal obligations	$2,161	$—	$2,161	$—
U.S. government agency notes	1,986	—	1,986	—
Corporate debt securities	29,458	—	29,458	—
	$33,605	$—	$33,605	$—

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

(5) INVENTORY

Inventory at March 31, 2016 and December 31, 2015 consists of the following (in thousands):

	March 31, 2016	December 31, 2015
On-hand final assemblies and finished goods inventories	$18,667	$17,136
Deferred cost of goods sold	5,683	5,975
	24,350	23,111
Less current portion	(22,450)	(23,111)
Noncurrent portion (included in Other assets)	$1,900	$—

(6) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at March 31, 2016 and December 31, 2015 consist of the following (dollars in thousands):

March 31, 2016	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Developed technology	6.45	$32,880	$12,042	$20,838
Customer relationships	5.57	10,030	6,727	3,303
Internal use software	3.00	730	730	—
	6.19	$43,640	$19,499	$24,141

December 31, 2015	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$1,600	$—	$1,600
Developed technology	6.42	31,280	10,415	20,865
Customer relationships	5.57	10,030	6,408	3,622
Internal use software	3.00	730	730	—
	6.19	$43,640	$17,553	$26,087

________________
* An in-process research and development intangible asset has an indefinite life until the product is generally available, at which time such asset is reclassified to developed technology. As of March 31, 2016, all of the Company's in-process research and development intangible assets had been reclassified to developed technology and are being amortized over their respective estimated useful lives.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Amortization expense for intangible assets for the three months ended March 31, 2016 and March 27, 2015 was as follows (in thousands):

	Three months ended		Statement of operations classification
	March 31, 2016	March 27, 2015
Developed technology	$1,627	$1,107	Cost of revenue - product
Customer relationships	319	479	Sales and marketing
Internal use software	—	61	Cost of revenue - product
	$1,946	$1,647

As of March 31, 2016, the Company was recording amortization expense in connection with the in-process research and development intangible assets recorded in connection with the acquisition of the SDN Business, of which $1.6 million had been reclassified to developed technology in the three months ended March 31, 2016 and $7.5 million had been reclassified to developed technology in the three months ended September 25, 2015, representing the cost basis of products that became generally available in the respective quarters. The Company has determined that the reclassified assets each have an estimated useful life of 7 years. The Company is amortizing the identifiable intangible assets in relation to the expected cash flows from the individual intangible assets over their respective useful lives. Estimated future amortization expense for the Company's intangible assets at March 31, 2016 is as follows (in thousands):

Years ending December 31,
Remainder of 2016	$5,322
2017	7,265
2018	4,596
2019	3,571
2020	2,069
Thereafter	1,318
$24,141

There were no changes in the carrying value of the Company's goodwill in the three months ended March 31, 2016. The changes in the carrying value of the Company's goodwill in the three months ended March 27, 2015 were as follows (in thousands):

Balance at January 1, 2015
Goodwill	$42,369
Accumulated impairment losses	(3,106)
39,263
Acquisition of SDN Business	1,047
Balance at March 27, 2015	$40,310

Balance at March 27, 2015
Goodwill	$43,416
Accumulated impairment losses	(3,106)
$40,310

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(7) ACCRUED EXPENSES
Accrued expenses at March 31, 2016 and December 31, 2015 consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Employee compensation and related costs	$9,760	$22,180
Other	7,621	9,783
	$17,381	$31,963

(8) RESTRUCTURING ACCRUAL

To better align the Company's cost structure to its current revenue expectations, in April 2015, the Company announced a cost reduction review and restructuring initiative (the "2015 Restructuring Initiative"). A summary of the 2015 Restructuring Initiative accrual activity for the three months ended March 31, 2016 is as follows (in thousands):

	Balance at January 1, 2016	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at March 31, 2016
Severance	$749	$—	$—	$(591)	$158

The Company expects that the remaining amounts accrued under the 2015 Restructuring Initiative will be paid by the end of 2016. At both March 31, 2016 and December 31, 2015, all of the restructuring accrual was included in Accrued expenses, as there was no long-term portion.

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

The Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments, investments, transactions with affiliates, certain restrictive agreements and compliance with sanctions laws and regulations. The amount of cash and cash equivalents of the Loan Parties, subject to certain exclusions, cannot be less than an aggregate of $85 million at any time, and the total revenues of the Loan Parties cannot be less than an aggregate of $50 million as of the last day of the Loan Parties' fiscal quarter, computed on a fiscal quarterly basis beginning with the fiscal quarter ended September 25, 2015. The credit facility will become due on June 30, 2016, subject to acceleration upon certain specified events of default, including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations of warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, an

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

ERISA Event (as defined in the Credit Agreement), the failure to pay specified indebtedness and a change of control default.

The Company did not have any amounts outstanding under the Credit Agreement at March 31, 2016.

(10) COMMON STOCK REPURCHASES

On July 29, 2013, the Company announced that its Board of Directors had authorized a stock buyback program to repurchase up to $100 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. The Company may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The Company has not implemented such a 10b5-1 repurchase program to date. The stock buyback program may be suspended or discontinued at any time. The stock buyback program is being funded using the Company's working capital. During the three months ended March 31, 2016, the Company spent $1.5 million, including transaction fees, to repurchase and retire 0.2 million shares of its common stock under the stock buyback program. During the three months ended March 27, 2015, the Company spent $6.1 million, including transaction fees, to repurchase and retire 0.4 million shares of its common stock under the stock buyback program. At March 31, 2016, the Company had $13.5 million remaining under the stock buyback program for future repurchases.

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

Executive Equity Arrangements

On March 16, 2015, the Company granted an aggregate of 131,250 PSUs with both market and service conditions to eight of its executives. Subsequent to the grant date, two executives separated from the Company and, in accordance with their respective employment agreements with the Company, the Company accelerated the vesting of certain unvested PSUs. The terms of the PSUs are such that up to one-third of the shares subject to the PSUs will vest on each of the first, second and third anniversaries of the date of grant (collectively, the "Vesting Dates") to the extent of achievement of the Company's total shareholder return ("TSR") compared to the TSR of the companies included in the NASDAQ Telecommunications Index for the same Performance Period, measured by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") at the end of each of the 2015, 2016 and 2017 fiscal years, respectively (each, a "Performance Period"). The shares determined to be earned will vest on the anniversary of the grant date following each Performance Period. Shares subject to the PSUs that fail to be earned will be forfeited. The PSUs include a market condition that requires the use of a Monte Carlo simulation approach to model future stock price movements based upon the risk-free rate of return, the volatility of each entity, and the pair-wise covariance between each entity. These results were then used to calculate the grant date fair values of the PSUs. Because the PSUs have market conditions, the Company must record expense for the PSUs through the final Vesting Date of March 16, 2018 regardless of the number of shares that are ultimately earned, if any. In February 2016, the Compensation Committee determined that the performance metrics for the PSUs were not achieved for the 2015 Performance Period. Accordingly, 37,081 shares in the aggregate, representing one-third of the PSUs held by the remaining six executives, were forfeited, and are reported as such in the performance-based units table below.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Stock Options

The activity related to the Company's outstanding stock options during the three months ended March 31, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	6,352,208	$15.99
Granted	25,760	$6.73
Exercised	(1,293)	$3.70
Forfeited	(43,270)	$14.01
Expired	(176,374)	$19.11
Outstanding at March 31, 2016	6,157,031	$15.86	6.07	$272
Vested or expected to vest at March 31, 2016	6,010,400	$15.87	6.03	$259
Exercisable at March 31, 2016	4,567,678	$15.82	5.45	$221

The grant date fair values of options to purchase common stock granted in the three months ended March 31, 2016 were estimated using the Black-Scholes valuation model with the following assumptions:

Three months ended
March 31, 2016
Risk-free interest rate	1.37%
Expected dividends	—
Weighted average volatility	54.0%
Expected life (years)	5.0

Additional information regarding the Company's stock options for the three months ended March 31, 2016 is as follows:

Three months ended
March 31, 2016
Weighted average grant date fair value of stock options granted	$3.18
Total intrinsic value of stock options exercised (in thousands)	$4
Cash received from the exercise of stock options (in thousands)	$5

Restricted Stock Awards and Units

The activity related to the Company's RSAs for the three months ended March 31, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2016	1,512,783	$13.48
Granted	25,000	$6.93
Vested	(285,631)	$15.94
Forfeited	(10,425)	$15.41
Unvested balance at March 31, 2016	1,241,727	$12.76

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The activity related to the Company's RSUs for the three months ended March 31, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2016	95,361	$16.05
Granted	—	$—
Vested	(20,870)	$16.05
Forfeited	(225)	$16.05
Unvested balance at March 31, 2016	74,266	$16.05

The total fair value of shares of restricted stock granted under RSAs and RSUs that vested during the three months ended March 31, 2016 was $4.9 million.

Performance-Based Stock Units

The activity related to the Company's PSUs for the three months ended March 31, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2016	111,250	$14.68
Granted	—	$—
Vested	—	$—
Forfeited	(37,081)	$13.27
Unvested balance at March 31, 2016	74,169	$15.38

Employee Stock Purchase Plan

The Company's ESPP provides for six-month offering periods with the purchase price of the stock equal to 85% of the lesser of the market price on the first or last day of the offering period. The maximum number of shares of common stock an employee may purchase during each offering period is 500, subject to certain adjustments pursuant to the ESPP.

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three months ended March 31, 2016 and March 27, 2015 as follows (in thousands):

	Three months ended
	March 31, 2016	March 27, 2015
Product cost of revenue	$71	$74
Service cost of revenue	332	380
Research and development	1,179	1,358
Sales and marketing	1,020	1,016
General and administrative	1,813	1,992
	$4,415	$4,820

There is no income tax benefit for employee stock-based compensation expense for the three months ended March 31, 2016 or March 27, 2015 due to the valuation allowance recorded.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

At March 31, 2016, there was $24.9 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, awards and units. This expense is expected to be recognized over a weighted average period of approximately two years.

(12) MAJOR CUSTOMERS

The following customers contributed 10% or more of the Company's revenue in at least one of the three-month periods ended March 31, 2016 and March 27, 2015:

	Three months ended
	March 31, 2016	March 27, 2015
Level 3 Communications	19%	*
AT&T Inc.	11%	*
Verizon Communications Inc.	*	15%
SoftBank Corporation	*	11%
_______________________
* Represents less than 10% of revenue

There were no other customers who contributed 10% or more of the Company's revenue in either of the three-month periods ended March 31, 2016 or March 27, 2015.

At March 31, 2016, two customers each accounted for 10% or more of the Company's accounts receivable balance, representing approximately 21% in the aggregate of the Company's accounts receivable balance. At December 31, 2015, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 11% of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(13) GEOGRAPHIC INFORMATION

The Company's classification of revenue by geographic area is determined by the location to which the product is shipped or where the services are performed. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Three months ended
	March 31, 2016	March 27, 2015
United States	68%	62%
Europe, Middle East and Africa	13	14
Japan	13	18
Other Asia Pacific	4	4
Other	2	2
	100%	100%

International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next, and accordingly, historical data may not be indicative of future periods.

(14) RELATED PARTY

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

H. Brian Thompson, an independent member of the Company's Board of Directors, is the Executive Chairman of GTT Communications, Inc., a leading global cloud networking provider to multinational clients ("GTT"). Howard Janzen is the independent Chairman of the Company's Board of Directors and also serves as an independent director of GTT. In October 2015, GTT completed the acquisition of One Source Networks Inc., a provider of global data, Internet, SIP trunking and managed services ("One Source"). One Source is a customer of the Company. The Company had a well-established and ongoing business relationship with One Source prior to its acquisition by GTT. The Company recognized revenue aggregating approximately $23,000 from One Source in the three months ended March 31, 2016, pursuant to the terms of a contract between the parties, effective June 28, 2010. The Company believes the terms of this contract are consistent with third-party arrangements that provide similar services.

As a matter of corporate governance policy and practice, related party transactions are presented and considered by the Audit Committee of the Company's Board of Directors in accordance with the Company's Related Person Transaction Policy.

(15) INCOME TAXES

The Company's income tax provisions for the three months ended March 31, 2016 and March 27, 2015 reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full year. The estimated effective rates for the three months ended March 31, 2016 and March 27, 2015 do not include any benefit for the Company's domestic losses, as the Company has concluded that a valuation allowance on any domestic benefit is required. Included in the Company's provision for the three months ended March 31, 2016 is a discrete charge of $0.7 million related to an uncertain tax position of the Company's subsidiary in France.

(16) COMMITMENTS AND CONTINGENCIES

On April 6, 2015, Ming Huang, a purported shareholder of the Company, filed a Class Action Complaint (Civil Action No. 3:15-02407), alleging violations of the federal securities laws (the "Complaint") in the United States District Court for the District of New Jersey (the "District of New Jersey"), against the Company and two of its officers, Raymond P. Dolan, the Company's President and Chief Executive Officer, and Mark T. Greenquist, the Company's Chief Financial Officer (collectively, the "Defendants"). On September 21, 2015, in response to motions subsequently filed with the District of New Jersey by four other purported shareholders of the Company seeking status as lead plaintiff, the District of New Jersey appointed Richard Sousa as lead plaintiff (the "Plaintiff"). The Plaintiff claims to represent purchasers of the Company's common stock during the period from October 23, 2014 to March 24, 2015, and seeks unspecified damages. The principal allegation contained in the Complaint is that the Defendants made misleading forward-looking statements concerning the Company's fiscal first quarter of 2015 financial performance. On September 22, 2015, the Company filed a Motion to Transfer (the “Motion to Transfer”) this case to the United States District Court for the District of Massachusetts. The Plaintiff filed his opposition to the Motion to Transfer on October 5, 2015, and the Company filed a reply to the Motion to Transfer on October 13, 2015. On March 21, 2016, the District of New Jersey granted the Company's Motion to Transfer. Thus, this case will now be litigated in the United States District Court for the District of Massachusetts (the “Court”) (Civil Action No. 1:16-cv-10657-GAO). The Plaintiff’s amended and operative complaint (the “Amended Complaint”) is due by May 4, 2016, and the Company’s Motion to Dismiss is due on June 20, 2016. The Company believes that the Defendants have meritorious defenses to the allegations made in the Complaint and does not expect the results of this suit to have a material effect on its business or consolidated financial statements.

In addition, the Company is often a party to disputes and legal proceedings that it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material effect on the Company's business or consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Sonus Networks, Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended

December 31, 2015, which was filed with the U.S. Securities and Exchange Commission on February 23, 2016.

Overview

We are a leading provider of networked solutions for communications service providers (e.g., telecommunications, wireless and cable service providers) and enterprises to help them advance, protect and unify their communications and improve collaboration. We help many of the world's leading communications service providers and enterprises embrace the next generation of Session Initiation Protocol ("SIP") and 4G/LTE (Long Term Evolution)-based solutions, including Voice over IP ("VoIP") video and Unified Communications ("UC") through secure, reliable and scalable Internet Protocol ("IP") networks. Our products include session border controllers ("SBCs"), diameter signaling controllers ("DSCs"), policy/routing servers, network intelligence applications ("VellOS") and are designed to provide network-wide security and other cloud network exchange services, media and signaling gateways and network analytics tools. Our products are supported by a global services team with experience in design, deployment and maintenance of some of the world's largest IP networks.

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

For the year ended December 31, 2015, we reported our first, second and third quarters on a 4-4-5 basis, with the quarter ending on the Friday closest to the last day of each third month. Accordingly, our first quarter ended on March 27, 2015, our second quarter ended on June 26, 2015 and our third quarter ended on September 25, 2015. Effective January 1, 2016, we are reporting our first, second and third quarters on a month-end basis, such that our first quarter ended on March 31, 2016, our second quarter will end on June 30, 2016 and our third quarter will end on September 30, 2016. Our fiscal year will continue to end on December 31.

On January 2, 2015 (the "Treq Asset Acquisition Date"), we acquired from Treq Labs, Inc. ("Treq") certain assets related to its business of designing, developing, marketing, selling, servicing and maintaining software-defined networking ("SDN") technology, SDN controller software and SDN management software (the "SDN Business") for $10.1 million in cash on the Treq Asset Acquisition Date, and an additional consideration payment of $750,000 paid on each of July 2, 2015 and January 4, 2016. We also entered into an Earn-Out Agreement under which we agreed to issue to the sellers up to an aggregate of 1.3 million shares of common stock over a three-year period subsequent to the Treq Asset Acquisition Date if aggregate revenue thresholds of at least $60 million are achieved by the SDN Business during that period, and up to an aggregate of an additional 2.2 million shares (3.5 million shares in total) if aggregate revenue thresholds of at least $150 million are achieved by the SDN Business during that period. If the initial revenue thresholds are not met, no shares will be issued. Based on historical and forecasted sales, no incremental contingent consideration was recorded initially as of the Treq Asset Acquisition Date or through March 31, 2016. The SDN Business provides solutions that optimize networks for voice, video and UC for both enterprise and service provider customers. We believe that the acquisition of the SDN Business will accelerate our delivery of our SDN strategy. The financial results of the SDN Business are included in our condensed consolidated financial statements starting on the Treq Asset Acquisition Date.

Our strategy is designed to capitalize on our technology and market lead and to build a premier franchise in multimedia infrastructure solutions. We are currently focusing our major efforts on the following aspects of our business which enable next generation communications, including SIP- and 4G/LTE-based networks:

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

We reported losses from operations of $3.9 million for the three months ended March 31, 2016 and $18.9 million for the three months ended March 27, 2015.

We reported net losses of $4.7 million for the three months ended March 31, 2016 and $19.4 million for the three months ended March 27, 2015.

Our revenue was $59.2 million in the three months ended March 31, 2016 and $50.1 million in the three months ended March 27, 2015.

Our gross profit was $38.4 million in the three months ended March 31, 2016 and $29.2 million in the three months ended March 27, 2015. Our gross profit as a percentage of revenue ("total gross margin") was 64.9% in the three months ended March 31, 2016 and 58.3% in the three months ended March 27, 2015.

Our operating expenses were $42.3 million in the three months ended March 31, 2016, compared to $48.1 million in the three months ended March 27, 2015.

We recorded stock-based compensation expense of $4.4 million in the three months ended March 31, 2016, compared to $4.8 million in the three months ended March 27, 2015. These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations.

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

For a further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There were no significant changes to our critical accounting policies from December 31, 2015 through March 31, 2016.

Results of Operations

Three months ended March 31, 2016 and March 27, 2015

Revenue. Revenue for the three months ended March 31, 2016 and March 27, 2015 was as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	March 31, 2016	March 27, 2015	$	%
Product	$34,769	$24,865	$9,904	39.8%
Service	24,382	25,280	(898)	(3.6)%
Total revenue	$59,151	$50,145	$9,006	18.0%

Product revenue is comprised of sales of our communication infrastructure products. The increase in product revenue in the three months ended March 31, 2016 compared to the three months ended March 27, 2015 was primarily the result of the growth in sales of our SBC product line, in particular, our SBC 7000.

In the three months ended March 31, 2016, approximately 21% of our total product revenue was from indirect sales through our channel program, compared to approximately 24% in the three months ended March 27, 2015.

In the three months ended March 31, 2016, our product revenue from sales to enterprise customers was approximately 18% of our total product revenue, compared to approximately 15% in the three months ended March 27, 2015. These sales were made both through our direct sales team and indirect sales channel partners.

We expect that our product revenue in 2016 will increase from 2015 levels, primarily due to our expanding product portfolio and continued focus on additional new product offerings to address the emerging UC and IP-based markets, such as SBC, in both the enterprise and service provider markets.

Service revenue is primarily comprised of hardware and software maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three months ended March 31, 2016 and March 27, 2015 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	March 31, 2016	March 27, 2015	$	%
Maintenance	$20,750	$20,083	$667	3.3%
Professional services	3,632	5,197	(1,565)	(30.1)%
	$24,382	$25,280	$(898)	(3.6)%

Our maintenance revenue increased slightly in the three months ended March 31, 2016 compared to the three months ended March 27, 2015, primarily due to customer mix and the timing of product shipments with related maintenance revenue.

The decrease in our professional services revenue in the three months ended March 31, 2016 compared to the three months ended March 27, 2015 primarily relates to lower project services in the quarter compared to the prior year quarter.

The timing of the completion of projects for revenue recognition, customer payments and maintenance contracts may cause our services revenue to fluctuate from one period to the next. We expect that our service revenue in fiscal 2016 will decrease slightly from fiscal 2015 levels as a result of customer merger activities and lower project-related service work.

The following customers contributed 10% or more of our revenue in at least one of the three month periods ended March 31, 2016 and March 27, 2015:

	Three months ended
Customer	March 31, 2016	March 27, 2015
Level 3 Communications	19%	*
AT&T Inc.	11%	*
Verizon Communications Inc.	*	15%
SoftBank Corporation	*	11%
_______________________
* Represents less than 10% of revenue

There were no other customers who contributed 10% or more of the Company's revenue in either of the three month periods ended March 31, 2016 and March 27, 2015.

International revenue was approximately 32% of revenue in the three months ended March 31, 2016 and approximately 38% of revenue in the three months ended March 27, 2015. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue will fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $9.1 million at March 31, 2016 and $12.5 million at December 31, 2015. Our deferred service revenue was $39.2 million at March 31, 2016 and $33.6 million at December 31, 2015. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross margins for the three months ended March 31, 2016 and March 27, 2015 were as follows (in thousands, except percentages):

	Three months ended		Decrease from prior year
	March 31, 2016	March 27, 2015	$	%
Cost of revenue
Product	$11,536	$11,648	$(112)	(1.0)%
Service	9,212	9,267	(55)	(0.6)%
Total cost of revenue	$20,748	$20,915	$(167)	(0.8)%
Gross margin
Product	66.8%	53.2%
Service	62.2%	63.3%
Total gross margin	64.9%	58.3%

The increase in product gross margin in the three months ended March 31, 2016 compared to the three months ended March 27, 2015 was primarily due to higher product revenue against certain fixed manufacturing costs, coupled with lower variable costs in connection with our inventory valuation, which increased our product gross margin in the aggregate by approximately eleven percentage points. Our product and customer mix, in particular, sales of our SBC 7000, in the current quarter increased our product gross margin by approximately two and one-half percentage points.

The decrease in service gross margin in the three months ended March 31, 2016 compared to the three months ended March 27, 2015 was primarily due to slightly lower revenue against relatively fixed costs, which decreased our service gross margin by approximately one percentage point.

We believe that our total gross margin will continue to be greater than 60% in the foreseeable future.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses for the three months ended March 31, 2016 and March 27, 2015 were as follows (in thousands, except percentages):

			Decrease from prior year
	March 31, 2016	March 27, 2015	$	%
Three months ended	$17,318	$19,339	$(2,021)	(10.5)%

The decrease in research and development expenses in the three months ended March 31, 2016 compared to the three months ended March 27, 2015 is attributable to $0.8 million of lower employee-related expenses, $0.5 million of lower facilities expense, $0.5 million of lower product development (third-party development, prototype and equipment) costs and $0.2 million of net reductions in other research and development expenses. The decrease in employee-related expenses in the three months ended March 31, 2016 is attributable to $1.8 million of lower salary and related expenses and $0.2 million of lower stock-based compensation expense, partially offset by $1.2 million of higher expense related to our Company-wide cash bonus program. Our lower employee-related expenses are primarily due to reduced headcount in connection with our 2015 restructuring initiative.

Some aspects of our research and development efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. Rapid technological innovation is critical to our long-term success, and we believe that we are tailoring our investments to meet the requirements of our customers and market. We anticipate that our research and development expenses for fiscal 2016 will decrease from fiscal 2015 levels due to our cost reduction initiatives, partially offset by our continued focus on new product development.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three months ended March 31, 2016 and March 27, 2015 were as follows (in thousands, except percentages):

			Decrease from prior year
	March 31, 2016	March 27, 2015	$	%
Three months ended	$16,595	$19,765	$(3,170)	(16.0)%

The decrease in sales and marketing expenses in the three months ended March 31, 2016 compared to the three months ended March 27, 2015 is attributable to $2.4 million of lower employee-related expenses, $0.4 million of lower marketing and trade show expenses, $0.3 million of lower expense related to evaluation equipment at customer sites and $0.1 million of net reductions in other sales and marketing expenses. The decrease in employee-related expenses was the result of $1.6 million of lower salary and commissions and related expenses and $1.5 million of lower employee travel, training and related expenses, partially offset by $0.7 million of higher expense related to our Company-wide cash bonus program. Our lower employee-related expenses are primarily due to reduced headcount and related expenses in connection with our 2015 restructuring initiative.

We believe that our sales and marketing expenses will decrease in fiscal 2016 from fiscal 2015 levels, primarily attributable to our cost reduction initiatives, partially offset by higher commissions expense driven by our anticipated higher revenue.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and audit and professional fees. General and administrative expenses for the three months ended March 31, 2016 and March 27, 2015 were as follows (in thousands, except percentages):

			Decrease from prior year
	March 31, 2016	March 27, 2015	$	%
Three months ended	$8,371	$9,224	$(853)	(9.2)%

The decrease in general and administrative expenses in the three months ended March 31, 2016 compared to the three months ended March 27, 2015 is attributable to $0.3 million of lower employee-related expenses, $0.2 million of lower expense related to foreign currency translation, $0.2 million of lower depreciation and $0.2 million of net reductions in other general and administrative expenses. The decrease in employee-related expenses resulted from $0.6 million of lower salary and related expenses, $0.2 million of lower stock-based compensation expense and $0.1 million of lower employee travel and related expenses, partially offset by $0.6 million of higher expense related to our Company-wide cash bonus program.

We believe that our general and administrative expenses will decrease in fiscal 2016 compared to fiscal 2015 levels, primarily due to our cost reduction initiatives.

Acquisition-Related Expenses. We recorded $0.1 million of acquisition-related expenses in the three months ended March 27, 2015 for professional fees, primarily legal fees, in connection with the acquisition of the SDN Business. We did not record any acquisition-related expenses in the three months ended March 31, 2016.

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

We currently expect that the remaining restructuring accrual related to severance and related costs will be paid by the end of 2016.

Interest Income (Expense), Net. Interest income and interest expense for the three months ended March 31, 2016 and March 27, 2015 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	March 31, 2016	March 27, 2015	$	%
Interest expense	$(9)	$(76)	$(67)	(88.2)%
Interest income	173	104	69	66.3%
Interest income, net	$164	$28	$136	485.7%

Interest expense primarily relates to the amortization of debt issuance costs in connection with our revolving credit facility. Interest income consists of interest earned on our cash equivalents, marketable securities and long-term investments.

Income Taxes. We recorded provisions for income taxes of $1.0 million in the three months ended March 31, 2016 and $0.6 million in the three months ended March 27, 2015. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year. The estimated amounts recorded do not include any benefit for our domestic losses, as we have concluded that a valuation allowance on any domestic benefit is required. Included in our provision for the three months ended March 31, 2016 is a discrete charge of $0.7 million related to an uncertain tax position of our subsidiary in France.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Three months ended
	March 31, 2016	March 27, 2015	Change
Net loss	$(4,654)	$(19,359)	$14,705
Adjustments to reconcile net loss to cash flows provided by operating activities	8,774	9,209	(435)
Changes in operating assets and liabilities	(806)	(7,326)	6,520
Net cash provided by (used in) operating activities	$3,314	$(17,476)	$20,790
Net cash used in investing activities	$(9,409)	$(790)	$(8,619)
Net cash used in financing activities	$(1,619)	$(4,744)	$3,125

Our cash, cash equivalents, and short- and long-term investments totaled $142.4 million at March 31, 2016 and $142.2 million at December 31, 2015. We had cash and short-term investments held by our foreign subsidiaries aggregating approximately $7 million at March 31, 2016 and approximately $4 million at December 31, 2015. We do not intend to repatriate these funds and, as such, they are not available to fund our domestic operations. If we were to repatriate the funds, they would likely be treated as income for U.S. tax purposes, fully offset by our net operating losses. We do not believe this has a material impact on our liquidity.

We entered into a credit agreement by and among the Company, as Borrower, Bank of America, N.A. ("Bank of America"), as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto on June 27, 2014, which agreement was amended on June 26, 2015 by a First Amendment to Credit Agreement (the "Credit Agreement"). The Credit Agreement provides for a revolving credit facility of up to $15 million with a maturity date of June 30, 2016, and provides that we may select the interest rates under the credit facility from among the following options: (1) the Eurodollar Rate (which is defined as the rate per annum equal to the London Interbank Offered Rate plus 1.5% per annum) for a Eurodollar Rate Loan; and (2) the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect on the borrowing date as publicly announced from time to time by Bank of America as its prime rate, and (c) the monthly Eurodollar Rate plus 1%. The Credit Agreement also provides that we pay a 0.15% commitment fee on the unused commitments available for borrowing. Our obligations under the Credit Agreement are guaranteed by Sonus International, Inc., Sonus Federal, Inc. and Network Equipment Technologies, Inc. ("NET") (collectively, with us, the "Loan Parties") pursuant to a Master Continuing Guaranty and are secured by the assets of the Loan Parties pursuant to a Security and Pledge Agreement. We did not have any amounts outstanding under the Credit Agreement at March 31, 2016.

On July 29, 2013, we announced that our Board of Directors had authorized a stock buyback program to repurchase up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions. The stock buyback program is being funded using our working capital. During the three months ended March 31, 2016, we repurchased and retired 0.2 million shares under our stock buyback program for $1.5 million in the aggregate, including transaction fees. During the three months ended March 27, 2015, we repurchased and retired 0.4 million shares under our stock buyback program for $6.1 million in the aggregate, including transaction fees. These amounts are included in financing activities in our condensed consolidated statements of cash flows for the three months ended March 31, 2016 and March 27, 2015.

Our operating activities provided $3.3 million of cash in the three months ended March 31, 2016 and used $17.5 million of cash in the three months ended March 27, 2015.

Cash provided by operating activities in the three months ended March 31, 2016 was primarily the result of lower accounts receivable and higher deferred revenue, partially offset by increases in other operating assets and inventory and decreases in accrued expenses and other long-term liabilities and accounts payable, as well as our net loss, net of non-cash operating expenses. Our lower accounts receivable reflects our focused collections efforts coupled with our historically higher revenue in the fourth quarter of the prior year. The increase in our other operating assets primarily relates to higher prepaid expenses. The increase in our inventory reflects our purchase in the quarter of last time buy materials required for certain of our products. We estimate that such materials will not be used until at least one year from the balance sheet date. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments in connection with our Company-wide cash bonus program, payments in connection with our previously recorded restructuring initiatives and lower accruals for our Amended and Restated 2000 Employee Stock Purchase Plan, as amended

("ESPP"), as a purchase was completed on behalf of participating employees on February 29, 2016. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, used $4.1 million of cash.

Cash used in operating activities in the three months ended March 27, 2015 was primarily the result of lower accrued expenses and other long-term liabilities and accounts payable, coupled with increases in inventory and other operating assets. These amounts were partially offset by lower accounts receivable and higher deferred revenue. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments in connection with our Company-wide cash bonus program and payments in connection with our restructuring initiatives. The increase in our inventory primarily reflected our reduced product sales compared to original projections. Our lower accounts receivable reflected collections on sales made in the prior year, coupled with lower revenue in the three months ended March 27, 2015. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, provided $10.2 million of cash.

Our investing activities used $9.4 million of cash in the three months ended March 31, 2016, comprised of $7.7 million of net purchases of marketable securities, $1.0 million of investments in property and equipment and $0.8 million of cash paid as the final consideration installment for the acquisition of the SDN Business.

Our investing activities used $0.8 million of cash in the three months ended March 27, 2015, comprised of $10.1 million, net of cash acquired, for the acquisition of the SDN Business and $2.5 million of investments in property and equipment, partially offset by $11.9 million of aggregate maturities and sales of marketable securities.

Our financing activities used $1.6 million of cash in the three months ended March 31, 2016, comprised of $1.5 million, including transaction fees, for the repurchase of common stock, $0.8 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and approximately $14,000 for payments on our capital leases for office equipment. These amounts were partially offset by $0.6 million of proceeds from the sale of our common stock in connection with our ESPP and approximately $5,000 of proceeds from the exercise of stock options.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for us beginning January 1, 2017 for both interim and annual reporting periods. We are currently assessing the potential impact of the adoption of ASU 2016-09 on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification ("ASU 2016-02"), its new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases onto the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification ("ASC") 606, the FASB's new revenue recognition standard (i.e., those related to evaluating when profit can be recognized). Furthermore, ASU 2016-02 addresses other concerns related to the current leases model. For example, ASU 2016-02 eliminates the current GAAP requirement for an entity to use bright-line tests in determining lease classification. ASU 2016-02 also requires lessors to increase the transparency of their exposure to changes in value of their residual assets and how they manage that exposure. ASU 2016-02 is effective for us for both interim annual periods beginning January 1, 2020. We are currently assessing the potential impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in the condensed consolidated balance sheet. Netting of deferred tax assets and deferred tax liabilities is still required under ASU 2015-17. The ASU is effective for us for our annual report of the year ending December 31, 2018 and for interim period reporting beginning January 1, 2019, with early adoption permitted. We elected to early-adopt ASU 2015-17 prospectively and accordingly, we reclassified our net current deferred tax asset totaling $1.0 million to its noncurrent net deferred tax asset as of December 31, 2015. No prior periods were retrospectively adjusted.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"), which eliminates the requirement to restate prior periods to reflect adjustments made to provisional amounts recognized in a business combination. Under ASU 2015-16, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than retrospectively, as had previously been required. ASU 2015-16 also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 was effective for us as of January 1, 2016. The adoption of ASU 2015-16 did not have a material impact on our consolidated financial statements.

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

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force) (“ASU 2014-12”). ASU 2014-12 which clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. ASU 2014-12 does not contain any new disclosure requirements. ASU 2014-12 was effective for us as of January 1, 2016. The adoption of ASU 2014-12 did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB ASC. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property, plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the original effective date of interim and annual reporting periods by one year. As a result, public entities would not be required to apply the new revenue standard until annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) ("ASU 2016-08") to clarify certain aspects of the principal-versus-agent guidance in its new revenue recognition standard in response to feedback received from the FASB-IASB joint revenue recognition transition resource group. ASU 2016-08 clarifies the implementation guidance on principal-versus-agent considerations regarding how an entity determines whether it is a principal or an agent for each specified good or service promised to the customer and how an entity determines the nature of each specified good or service. ASU 2016-08 also provides clarification regarding the application of the principal-versus-agent guidance. ASU 2016-08 is effective at the same time as ASU 2014-09 (as amended by ASU 2015-14). We are currently assessing the potential impact of the adoption of both ASU 2014-09 and ASU 2016-08 on our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We do not believe that a hypothetical 10% adverse movement in interest rates and foreign currency exchange rates would have a materially different impact from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

On April 6, 2015, Ming Huang, a purported shareholder of ours, filed a Class Action Complaint (Civil Action No. 3:15-02407), alleging violations of the federal securities laws (the "Complaint") in the United States District Court for the District of New Jersey (the "District of New Jersey"), against us and two of our officers, Raymond P. Dolan, our President and Chief Executive Officer, and Mark T. Greenquist, our Chief Financial Officer (collectively, the "Defendants"). On September 21, 2015, in response to motions subsequently filed with the District of New Jersey by four other purported shareholders of ours seeking status as lead plaintiff, the District of New Jersey appointed Richard Sousa as lead plaintiff (the "Plaintiff"). The Plaintiff claims to represent purchasers of our common stock during the period from October 23, 2014 to March 24, 2015, and seeks unspecified damages. The principal allegation contained in the Complaint is that the Defendants made misleading forward-looking statements concerning our fiscal first quarter of 2015 financial performance. On September 22, 2015, we filed a Motion to Transfer (the “Motion to Transfer”) this case to the United States District Court for the District of Massachusetts. The Plaintiff filed his opposition to the Motion to Transfer on October 5, 2015, and we filed a reply to the Motion to Transfer on October 13, 2015. On March 21, 2016, the District of New Jersey granted our Motion to Transfer. Thus, this case will now be litigated in the United States District Court for the District of Massachusetts (the “Court”) (Civil Action No. 1:16-cv-10657-GAO). The Plaintiff’s amended and operative complaint (the “Amended Complaint”) is due by May 4, 2016, and our Motion to Dismiss is due on June 20, 2016. We believe that the Defendants have meritorious defenses to the allegations made in the Complaint and do not expect the results of this suit to have a material effect on our business or consolidated financial statements.

We are often a party to disputes and legal proceedings that we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material effect on our business or consolidated financial statements.

Item 1A.    Risk Factors

We have revised and updated our discussion of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A. for the fiscal year ended December 31, 2015.  The following discussion includes one revised risk factor: “If in the future we do not have a sufficient number of shares available to issue to our employees, the limited number of shares we could issue may impact our ability to attract, retain and motivate key personnel”, which reflects a material development subsequent to the discussion of risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  Except for the one risk factor noted above, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. For convenience, all of our risk factors are included below.

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

We incurred net losses in the first quarter of 2016, as well as in fiscal years 2015 and 2014. We may incur additional net losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

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

We historically have used stock options, restricted stock and other equity awards as a significant component of our employee compensation program in order to align our employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. In 2007, our stockholders approved our 2007 Stock Incentive Plan (the "Plan"), which includes a limited amount of shares to be granted under such plan. Our stockholders approved amendments to the Plan in June 2010, June 2013, December 2014 and June 2015. At our 2016 annual meeting of stockholders, we are asking our stockholders to approve (i) amendments to the Plan that will, among other things, increase the aggregate number of shares of our common stock authorized for issuance under the Plan by 800,000 new shares, from 15,676,713 shares to 16,476,713 shares, and (ii) a stock option exchange program that, if implemented, will return shares of our common stock to the Plan that would then be available for future issuance under the Plan.

Since it is not certain that our stockholders will approve these proposals at our 2016 annual meeting of stockholders, we may not have sufficient shares for our needs in the near future. If our stockholders do not approve these proposals or any other future amendments that we determine are needed to the Plan, the limited number of shares available for use as equity incentives to employees may make it more difficult for us to attract, retain and motivate key personnel.

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

Moreover, economic conditions worldwide may contribute to slowdowns in the communications and networking industries, as well as to specific segments and markets in which we operate, resulting in, among other things:

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

Furthermore, while we had no amounts outstanding under the Credit Agreement as of March 31, 2016, we may wish to draw on this facility in the future. We may be prevented from borrowing, however, if we are unable to extend, renew or replace the Credit Agreement by the maturity date of June 30, 2016, on favorable terms, or at all, which could have an adverse effect on our liquidity and cause our business, operations and financial condition to suffer.

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

From time to time, we are subject to claims and litigation regarding intellectual property rights or other claims, which could seriously harm our business and require us to incur significant costs. We are currently subject to a purported class action litigation alleging violations of the federal securities laws in federal district court against us and two of our officers, Raymond P. Dolan, our President and Chief Executive Officer, and Mark T. Greenquist, our Chief Financial Officer (collectively, the "Defendants"). The plaintiff in the case claims to represent purchasers of our common stock during the period from October 23, 2014 and March 24, 2015, and seeks unspecified damages. The principal allegation contained in the complaint is that the Defendants made misleading forward-looking statements concerning our first quarter of 2015 financial performance.

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

The telecommunications industry has experienced consolidation, including the acquisition of Aruba Networks, Inc. by HP Inc. in May 2015, the acquisition of Mavenir Systems, Inc. by Mitel Networks Corporation in April 2015, the acquisition of Riverbed Technology, Inc. by Thoma Bravo, a private equity investment firm, in April 2015, the acquisition of Dialogic Inc. by Novacap TMT IV, L.P. in 2014, the acquisitions of Acme Packet, Inc. and Tekelec by Oracle Corporation in 2013, and the pending acquisition of Polycom, Inc. by Mitel Networks Corporation, and we expect this trend to continue. Consolidation among our customers may cause delays or reductions in capital expenditure plans and/or increased competitive pricing pressures as the number of available customers declines and the relative purchasing power of customers increases in relation to suppliers. Any of these factors could adversely affect our business.

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

Under generally accepted accounting principles, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Our intangible assets increased by approximately $11 million in 2015 as a result of our acquisition of the SDN Business, $17 million in 2014 as a result of our acquisition of PT and $17 million in 2012 as a result of our acquisition of NET. Goodwill, which increased by approximately $1 million [in 2015] as a result of our acquisition of the SDN Business, $7 million [in 2014] as a result of our acquisition of PT (net of the reduction of goodwill related to the sale of PT's Multi-Protocol Server business) and $27 million [in 2012] as a result of our acquisition of NET, is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, significant change in circumstances relative to a large customer, significant decline in our stock price for a sustained period and decline in our market capitalization to below net book value.

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

Compliance with regulations regarding the use of conflict minerals may disrupt our operations and harm our operating results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1, 2016 to January 31, 2016	371	$6.00	—	$14,934,608
February 1, 2016 to February 29, 2016	103,259	$7.31	99,600	$14,199,212
March 1, 2016 to March 31, 2016	200,728	$7.40	95,000	$13,477,389
Total	304,358	$7.37	194,600	$13,477,389

(1) Upon vesting of restricted stock awards, our employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. During the first quarter of 2016, 109,758 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

(2) Consists of shares repurchased pursuant to a stock buyback program announced on July 29, 2013 (the "2013 Buyback Program"). Under the 2013 Buyback Program our Board of Directors has authorized the repurchase of up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. We may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The 2013 Buyback Program may be suspended or discontinued at any time. The 2013 Buyback Program is being funded using our working capital.

(3) Represents amounts that remain available for repurchases under the 2013 Buyback Program.

Item 6.    Exhibits

Exhibit No.		Description
10.1	* +	Employment Agreement between Sonus Networks, Inc. and Kevin Riley, dated July 30, 2014.
10.2	* +	Employment Agreement between Sonus Networks, Inc. and Michael Swade, accepted September 29, 2014
31.1	*	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

_______________________________________

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

#	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2016	SONUS NETWORKS, INC.

By:	/s/ Mark T. Greenquist
Mark T. Greenquist Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

10.1	* +	Employment Agreement between Sonus Networks, Inc. and Kevin Riley, dated July 30, 2014.
10.2	* +	Employment Agreement between Sonus Networks, Inc. and Michael Swade, accepted September 29, 2014
31.1	*	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

_______________________________________

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

#	Furnished herewith.