Form 10-Q
period 2016-06-30
SONUS NETWORKS INC
filed 2016-07-29
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

As of July 22, 2016, there were 49,392,197 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2016

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
SONUS NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$36,261	$50,111
Marketable securities	52,505	58,533
Accounts receivable, net of allowance for doubtful accounts of $0 at June 30, 2016 and $10 at December 31, 2015	36,851	51,533
Inventory	20,674	23,111
Other current assets	13,763	11,853
Total current assets	160,054	195,141
Property and equipment, net	12,407	13,620
Intangible assets, net	22,368	26,087
Goodwill	40,310	40,310
Investments	53,942	33,605
Deferred income taxes	1,778	1,879
Other assets	5,207	2,249
	$296,066	$312,891
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,330	$5,949
Accrued expenses	20,949	31,963
Current portion of deferred revenue	38,148	38,716
Current portion of long-term liabilities	898	821
Total current liabilities	64,325	77,449
Deferred revenue	7,227	7,374
Deferred income taxes	2,631	2,282
Other long-term liabilities	1,829	2,760
Total liabilities	76,012	89,865
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value per share; 120,000,000 shares authorized; 49,391,336 shares issued and outstanding at June 30, 2016; 49,473,789 shares issued and outstanding at December 31, 2015	49	49
Additional paid-in capital	1,244,694	1,240,803
Accumulated deficit	(1,030,812)	(1,023,242)
Accumulated other comprehensive income	6,123	5,416
Total stockholders' equity	220,054	223,026
	$296,066	$312,891

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30, 2016	June 26, 2015	June 30, 2016	June 26, 2015
Revenue:
Product	$35,349	$27,042	$70,118	$51,907
Service	25,508	27,659	49,890	52,939
Total revenue	60,857	54,701	120,008	104,846
Cost of revenue:
Product	11,409	11,269	22,945	22,917
Service	9,220	9,018	18,432	18,285
Total cost of revenue	20,629	20,287	41,377	41,202
Gross profit	40,228	34,414	78,631	63,644
Operating expenses:
Research and development	17,457	19,968	34,775	39,307
Sales and marketing	16,192	17,540	32,787	37,305
General and administrative	9,287	10,444	17,658	19,668
Acquisition-related	—	24	—	131
Restructuring	—	1,487	—	1,148
Total operating expenses	42,936	49,463	85,220	97,559
Loss from operations	(2,708)	(15,049)	(6,589)	(33,915)
Interest income (expense), net	217	(20)	381	8
Other income, net	10	5	113	50
Loss before income taxes	(2,481)	(15,064)	(6,095)	(33,857)
Income tax provision	(435)	(279)	(1,475)	(845)
Net loss	$(2,916)	$(15,343)	$(7,570)	$(34,702)
Loss per share:
Basic	$(0.06)	$(0.31)	$(0.15)	$(0.70)
Diluted	$(0.06)	$(0.31)	$(0.15)	$(0.70)
Shares used to compute loss per share:
Basic	49,423	49,484	49,453	49,454
Diluted	49,423	49,484	49,453	49,454

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended		Six months ended
	June 30, 2016	June 26, 2015	June 30, 2016	June 26, 2015
Net loss	$(2,916)	$(15,343)	$(7,570)	$(34,702)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	262	(90)	435	(48)
Unrealized gain (loss) on available-for sale marketable securities, net of tax	37	(25)	272	80
Reclassification adjustment for losses included in net loss	—	—	18	—
Other comprehensive income (loss), net of tax	299	(115)	725	32
Comprehensive loss, net of tax	$(2,617)	$(15,458)	$(6,845)	$(34,670)

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30, 2016	June 26, 2015
Cash flows from operating activities:
Net loss	$(7,570)	$(34,702)
Adjustments to reconcile net loss to cash flows provided by (used in) operating activities:
Depreciation and amortization of property and equipment	3,970	6,902
Amortization of intangible assets	3,719	3,238
Stock-based compensation	9,056	11,629
Loss on disposal of property and equipment	26	22
Deferred income taxes	587	335
Changes in operating assets and liabilities:
Accounts receivable	14,955	14,223
Inventory	844	(3,590)
Other operating assets	(2,566)	(1,389)
Accounts payable	(1,732)	(1,994)
Accrued expenses and other long-term liabilities	(11,182)	(13,466)
Deferred revenue	(888)	4,524
Net cash provided by (used in) operating activities	9,219	(14,268)
Cash flows from investing activities:
Purchases of property and equipment	(2,636)	(4,524)
Business acquisition, net of cash acquired	(750)	(10,147)
Purchases of marketable securities	(59,138)	(3,737)
Maturities/sales of marketable securities	44,364	30,620
Net cash (used in) provided by investing activities	(18,160)	12,212
Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	632	1,668
Proceeds from exercise of stock options	15	1,739
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(832)	(2,164)
Repurchase of common stock	(4,980)	(6,084)
Principal payments of capital lease obligations	(24)	(41)
Net cash used in financing activities	(5,189)	(4,882)
Effect of exchange rate changes on cash and cash equivalents	280	(91)
Net decrease in cash and cash equivalents	(13,850)	(7,029)
Cash and cash equivalents, beginning of year	50,111	41,157
Cash and cash equivalents, end of period	$36,261	$34,128
Supplemental disclosure of cash flow information:
Interest paid	$19	$30
Income taxes paid	$596	$435
Income tax refunds received	$249	$311
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$256	$343
Property and equipment acquired under capital lease	$36	$—

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

Interim results are not necessarily indicative of results for a full year or any future interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (the "Annual Report"), which was filed with the SEC on February 23, 2016.

For the year ended December 31, 2015, the Company reported its first, second and third quarters on a 4-4-5 basis, with the quarter ending on the Friday closest to the last day of each third month. Accordingly, the Company's first quarter ended on March 27, 2015, the second quarter ended on June 26, 2015 and the third quarter ended on September 25, 2015. Effective January 1, 2016, the Company is reporting its first, second and third quarters on a month-end basis, such that the first quarter ended on March 31, 2016, the second quarter ended on June 30, 2016 and the third quarter will end on September 30, 2016. The Company's fiscal year will continue to end on December 31.

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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during either the three or six months ended June 30, 2016.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which adds an impairment model that is based on expected losses rather than incurred losses. Under ASU 2016-13, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective for the Company beginning January 1, 2020 for both interim and annual reporting periods, with early adoption permitted. The Company does not expect the adoption of ASU 2016-13 will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for the Company beginning January 1, 2017 for both interim and annual reporting periods. The Company is currently assessing the potential impact of the adoption of ASU 2016-09 on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in the condensed consolidated balance sheet. Netting of deferred tax assets and deferred tax liabilities is still required under ASU 2015-17. The ASU is effective for the Company for its annual report of the year ending December 31, 2018 and for interim period reporting beginning January 1, 2019, with early adoption permitted. The Company elected to early-adopt ASU 2015-17 prospectively and accordingly, reclassified its net current deferred tax asset totaling $1.0 million to its noncurrent net deferred tax asset as of December 31, 2015. No prior periods were retrospectively adjusted. The early adoption of ASU 2015-17 did not have a material impact on the Company's consolidated financial statements.

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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

target will be met. ASU 2014-12 does not contain any new disclosure requirements. ASU 2014-12 was effective for the Company as of January 1, 2016. The adoption of ASU 2014-12 did not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB ASC. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property, plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"), which defers the original effective date of interim and annual reporting periods by one year. As a result, public entities would not be required to apply the new revenue standard until annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) ("ASU 2016-08") to clarify certain aspects of the principal-versus-agent guidance in its new revenue recognition standard in response to feedback received from the FASB-IASB joint revenue recognition transition resource group. ASU 2016-08 clarifies the implementation guidance on principal-versus-agent considerations regarding how an entity determines whether it is a principal or an agent for each specified good or service promised to the customer and how an entity determines the nature of each specified good or service. ASU 2016-08 also provides clarification regarding the application of the principal-versus-agent guidance. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"), which amends certain aspects of the guidance in ASU 2014-09 on identifying performance obligations, including immaterial promised goods or services, shipping and handling activities and identifying when promises represent performance obligations; and licensing implementation guidance, including determining the nature of an entity's promise in granting a license, sales-based and usage-based royalties, restrictions of time, geographical location and use, and renewals of licenses that provide a right to use IP. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) ("ASU 2016-11"), which rescinds certain SEC guidance from the Codification in response to announcements made by the SEC staff at the Emerging Issues Task Force's March 3, 2016 meeting, and which supersedes certain SEC observer comments on the topics of revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, accounting for consideration given by a vendor to a customer and accounting for gas-balancing arrangements upon the adoption of ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) ("ASU 2016-12"), which amends certain aspects of ASU 2014-09, including regarding collectability, the presentation of sales tax and other similar taxes collected from customers, non-cash consideration, contract modifications and completed contracts at transition. ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12 are effective at the same time as ASU 2014-09 (as amended by ASU 2015-14). The Company is currently assessing the potential impact of the adoption of these ASUs on its consolidated financial statements.

(2) BUSINESS ACQUISITION

Treq Labs, Inc.

On the Treq Asset Acquisition Date, the Company acquired from Treq the SDN Business. The SDN Business provides solutions that optimize networks for voice, video and UC for both enterprise and service provider customers. The Company believes that the acquisition of the SDN Business has helped the Company accelerate the delivery of its SDN strategy. In consideration for the acquisition of the SDN Business, Sonus paid $10.1 million in cash on the Treq Asset Acquisition Date, and an additional consideration payment of $750,000 on each of July 2, 2015 and January 4, 2016. The Company also entered into an Earn-Out Agreement, dated as of January 2, 2015, with Treq and Karl F. May, the seller representative in the transaction

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(the "Earn-Out Agreement"), under which the Company agreed to issue up to an aggregate of 1.3 million shares of common stock over a three-year period subsequent to the Treq Asset Acquisition Date if aggregate revenue thresholds of at least $60 million are achieved by the SDN Business during that period, and up to an aggregate of an additional 2.2 million shares (3.5 million shares in total) if aggregate revenue thresholds of at least $150 million are achieved by the SDN Business during that period. If the initial revenue thresholds are not met, no shares will be issued. Based on historical and forecasted sales, no incremental contingent consideration was recorded either initially as of the Treq Asset Acquisition Date or through June 30, 2016. Any shares issued pursuant to the Earn-Out Agreement will be issued in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), and will be subsequently registered for resale under the Securities Act by the Company.

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
$11,647

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the acquired in-process research and development and developed technology intangible assets. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company's estimates of technology attrition and revenue growth projections. During the three months ended March 31, 2016, the Company began to record amortization expense in connection with the in-process research and development intangible assets related to a product that became generally available in that quarter and accordingly, reclassified the asset with a cost basis of $1.6 million to its developed technology intangible assets. During the three months ended September 25, 2015, the Company began to record amortization expense in connection with certain of the in-process research and development intangible assets related to a product that became generally available in that quarter and accordingly, reclassified the asset with a cost basis of $7.5 million to its developed technology intangible assets. Accordingly, as of March 31, 2016, the Company no longer had an in-process research and development intangible asset. The Company is amortizing the identifiable intangible assets in relation to the expected cash flows from the individual intangible assets over their respective useful lives (see Note 6).

The Company has not disclosed the amount of revenue or earnings of the SDN Business since the Treq Asset Acquisition Date or pro forma financial information, as these amounts are not significant to the Company's consolidated financial statements.

Acquisition-Related Expenses

Acquisition-related expenses include those expenses related to acquisitions that would otherwise not have been incurred by the Company. These expenses include professional and services fees, such as legal, audit, consulting, paying agent and other fees, as well as cash payments to certain employees of acquired companies in connection with change of control agreements. The amounts recorded in the three and six months ended June 26, 2015 relate to professional fees in connection with the acquisition of the SDN Business. The Company did not record acquisition-related expenses in either the three or six months

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

ended June 30, 2016.

The component of acquisition-related expenses included in the Company's results of operations for the three and six months ended June 26, 2015 is as follows (in thousands):

	Three months ended	Six months ended
	June 26, 2015	June 26, 2015
Professional and services fees	$24	$131

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

The calculations of shares used to compute basic and diluted loss per share are as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2016	June 26, 2015	June 30, 2016	June 26, 2015
Weighted average shares outstanding—basic	49,423	49,484	49,453	49,454
Potential dilutive common shares	—	—	—	—
Weighted average shares outstanding—diluted	49,423	49,484	49,453	49,454

Options to purchase the Company's common stock, unvested shares of restricted stock, unvested shares of performance-based stock and shares in connection with future purchases under the Company's Amended and Restated 2000 Employee Stock Purchase Plan, as amended (the "ESPP"), totaling 8.7 million shares for the three and six months ended June 30, 2016 and 8.9 million shares for the three and six months ended June 26, 2015 have not been included in the computation of diluted loss per share because their effect would have been antidilutive.

(4) CASH EQUIVALENTS AND INVESTMENTS

The Company invests in debt instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

During the three months ended March 31, 2016, the Company sold $3.8 million of its available-for-sale securities and recognized gross losses aggregating $18,000, which are included as a component of Other income (expense), net, in the Company's condensed consolidated statement of operations for the six months ended June 30, 2016. The Company did not realize any gross gains on these sales. The Company did not sell any of its available-for-sale securities during the three months ended June 30, 2016 or during the three or six months ended June 26, 2015. Investments with continuous unrealized losses for one year or greater at June 30, 2016 were nominal. Since the Company currently does not intend to sell these securities and does not believe it will be required to sell any securities before they recover in value, it does not believe these declines are other-than-temporary.

On a quarterly basis, the Company reviews its marketable securities and investments to determine if there have been any events that could create a credit impairment. Based on its reviews, the Company does not believe that any impairment existed with its current holdings at June 30, 2016.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt securities and investments at June 30, 2016 and December 31, 2015 were comprised of the following (in thousands):

	June 30, 2016
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$4,097	$—	$—	$4,097

Marketable securities
Municipal obligations	$4,804	$8	$—	$4,812
U.S. government agency notes	8,476	11	—	8,487
Corporate debt securities	39,193	23	(10)	39,206
	$52,473	$42	$(10)	$52,505
Investments
Municipal obligations	$1,114	$4	$—	$1,118
U.S. government agency notes	26,949	52	(2)	26,999
Corporate debt securities	25,778	49	(2)	25,825
	$53,841	$105	$(4)	$53,942

	December 31, 2015
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$7,122	$—	$—	$7,122

Marketable securities
Municipal obligations	$3,910	$—	$(1)	$3,909
U.S. government agency notes	3,450	—	(2)	3,448
Corporate debt securities	46,736	2	(56)	46,682
Commercial paper	3,994	—	—	3,994
Certificates of deposit	500	—	—	500
	$58,590	$2	$(59)	$58,533
Investments
Municipal obligations	$2,165	$—	$(4)	$2,161
U.S. government agency notes	1,999	—	(13)	1,986
Corporate debt securities	29,541	2	(85)	29,458
	$33,705	$2	$(102)	$33,605

The Company's available-for-sale debt securities classified as Investments in the condensed consolidated balance sheets at June 30, 2016 and December 31, 2015 had maturity dates after one year but within approximately two years or less from the balance sheet date.

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

The following table shows the fair value of the Company's financial assets at June 30, 2016 and December 31, 2015. These financial assets are comprised of the Company's available-for-sale debt securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the condensed consolidated balance sheets (in thousands):

		Fair value measurements at June 30, 2016 using:
	Total carrying value at June 30, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$4,097	$4,097	$—	$—

Marketable securities
Municipal obligations	$4,812	$—	$4,812	$—
U.S. government agency notes	8,487	—	8,487	—
Corporate debt securities	39,206	—	39,206	—
	$52,505	$—	$52,505	$—
Investments
Municipal obligations	$1,118	$—	$1,118	$—
U.S. government agency notes	26,999	—	26,999	—
Corporate debt securities	25,825	—	25,825	—
	$53,942	$—	$53,942	$—

		Fair value measurements at December 31, 2015 using:
	Total carrying value at December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$7,122	$7,122	$—	$—

Marketable securities
Municipal obligations	$3,909	$—	$3,909	$—
U.S. government agency notes	3,448	—	3,448	—
Corporate debt securities	46,682	—	46,682	—
Commercial paper	3,994	—	3,994	—
Certificates of deposit	500	—	500	—
	$58,533	$—	$58,533	$—
Investments
Municipal obligations	$2,161	$—	$2,161	$—
U.S. government agency notes	1,986	—	1,986	—
Corporate debt securities	29,458	—	29,458	—
	$33,605	$—	$33,605	$—

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

(5) INVENTORY

Inventory at June 30, 2016 and December 31, 2015 consists of the following (in thousands):

	June 30, 2016	December 31, 2015
On-hand final assemblies and finished goods inventories	$17,416	$17,136
Deferred cost of goods sold	4,858	5,975
	22,274	23,111
Less current portion	(20,674)	(23,111)
Noncurrent portion (included in Other assets)	$1,600	$—

(6) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at June 30, 2016 and December 31, 2015 consist of the following (dollars in thousands):

June 30, 2016	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Developed technology	6.45	$32,880	$13,497	$19,383
Customer relationships	5.57	10,030	7,045	2,985
Internal use software	3.00	730	730	—
	6.19	$43,640	$21,272	$22,368

December 31, 2015	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$1,600	$—	$1,600
Developed technology	6.42	31,280	10,415	20,865
Customer relationships	5.57	10,030	6,408	3,622
Internal use software	3.00	730	730	—
	6.19	$43,640	$17,553	$26,087

________________
* An in-process research and development intangible asset has an indefinite life until the product is generally available, at which time such asset is reclassified to developed technology. As of June 30, 2016, all of the Company's in-process research and development intangible assets had been reclassified to developed technology and are being amortized over their respective estimated useful lives.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Amortization expense for intangible assets for the three and six months ended June 30, 2016 and June 26, 2015 was as follows (in thousands):

	Three months ended		Six months ended		Statement of operations classification
	June 30, 2016	June 26, 2015	June 30, 2016	June 26, 2015
Developed technology	$1,455	$1,116	$3,082	$2,223	Cost of revenue - product
Customer relationships	318	415	637	894	Sales and marketing
Internal use software	—	60	—	121	Cost of revenue - product
	$1,773	$1,591	$3,719	$3,238

The Company is recording amortization expense in connection with the in-process research and development intangible assets that arose from the acquisition of the SDN Business, of which $1.6 million had been reclassified to developed technology in the three months ended March 31, 2016 and $7.5 million had been reclassified to developed technology in the three months ended September 25, 2015, representing the cost basis of products that became generally available in the respective quarters. The Company has determined that the reclassified assets each have an estimated useful life of 7 years. The Company is amortizing the identifiable intangible assets in relation to the expected cash flows from the individual intangible assets over their respective useful lives. Estimated future amortization expense for the Company's intangible assets at June 30, 2016 is as follows (in thousands):

Years ending December 31,
Remainder of 2016	$3,548
2017	7,265
2018	4,596
2019	3,571
2020	2,070
Thereafter	1,318
$22,368

There were no changes in the carrying value of the Company's goodwill in the six months ended June 30, 2016. The balance of the Company's goodwill at June 30, 2016 is comprised of the following (in thousands):

Balance at June 30, 2016
Goodwill	$43,416
Accumulated impairment losses	(3,106)
$40,310

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The changes in the carrying value of the Company's goodwill in the six months ended June 26, 2015 were as follows (in thousands):

Balance at January 1, 2015
Goodwill	$42,369
Accumulated impairment losses	(3,106)
39,263
Acquisition of SDN Business	1,047
Balance at June 26, 2015	$40,310

Balance at June 26, 2015
Goodwill	$43,416
Accumulated impairment losses	(3,106)
$40,310

(7) ACCRUED EXPENSES
Accrued expenses at June 30, 2016 and December 31, 2015 consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Employee compensation and related costs	$12,651	$22,180
Other	8,298	9,783
	$20,949	$31,963

(8) RESTRUCTURING ACCRUAL

To better align the Company's cost structure to its current revenue expectations, in April 2015, the Company announced a cost reduction review and restructuring initiative (the "2015 Restructuring Initiative"). A summary of the 2015 Restructuring Initiative accrual activity for the six months ended June 30, 2016 is as follows (in thousands):

	Balance at January 1, 2016	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at June 30, 2016
Severance	$749	$—	$—	$(649)	$100

The Company expects that the remaining amounts accrued under the 2015 Restructuring Initiative will be paid by the end of 2016. At both June 30, 2016 and December 31, 2015, all of the restructuring accrual was included in Accrued expenses, as there was no long-term portion.

(9) DEBT

The Company entered into a credit agreement by and among the Company, as Borrower, Bank of America, N.A. ("Bank of America"), as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto on June 27, 2014 (the "Credit Agreement"), which agreement was amended by a First Amendment to Credit Agreement on June 26, 2015 (the "First Amendment") and further amended by a Second Amendment to Credit Agreement on June 13, 2016 (the "Second Amendment" and collectively with the Credit Agreement and the First Amendment, the "Amended Credit

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Agreement"). Certain terms of the Credit Agreement have been amended by the Second Amendment, including, among other things: (i) an increase of the commitments from $15 million to $20 million; (ii) an extension of the maturity date from June 30, 2016 to June 30, 2017; (iii) a reduction to the aggregate amount of cash and cash equivalents that the Loan Parties (as defined below) are required to hold at any time from $85 million to $50 million; and (iv) a reduction of the commitment fee on the unused commitments available for borrowing from 0.15% to 0.1125%. The Amended Credit Agreement provides that the Company may select the interest rates under the credit facility from among the following options: (i) the Eurodollar Rate (which is defined as the rate per annum equal to the London Interbank Offered Rate plus 1.5% per annum) for a Eurodollar Rate Loan; and (ii) the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect on the borrowing date as publicly announced from time to time by Bank of America as its prime rate, and (c) the monthly Eurodollar Rate plus 1%.

The obligations of the Company under the Amended Credit Agreement are guaranteed by Sonus International, Inc., Sonus Federal, Inc. and Network Equipment Technologies, Inc. ("NET") (collectively with the Company, the "Loan Parties") pursuant to a Master Continuing Guaranty and are secured by the assets of the Loan Parties pursuant to a Security and Pledge Agreement.

The Amended Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments, investments, transactions with affiliates, certain restrictive agreements and compliance with sanctions laws and regulations. The total revenues of the Loan Parties cannot be less than an aggregate of $50 million as of the last day of the Loan Parties' fiscal quarter, computed on a fiscal quarterly basis beginning with the fiscal quarter ended September 25, 2015. The credit facility will become due on June 30, 2017, subject to acceleration upon certain specified events of default, including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations of warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, an ERISA Event (as defined in the Amended Credit Agreement), the failure to pay specified indebtedness and a change of control default.

The Company did not have any amounts outstanding under the Amended Credit Agreement at either December 31, 2015 or June 30, 2016.

(10) COMMON STOCK REPURCHASES

On July 29, 2013, the Company announced that its Board of Directors had authorized a stock buyback program to repurchase up to $100 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. The Company may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The Company has not implemented such a 10b5-1 repurchase program to date. The stock buyback program may be suspended or discontinued at any time. The stock buyback program is being funded using the Company's working capital. During the six months ended June 30, 2016, the Company spent $5.0 million, including transaction fees, to repurchase and retire 0.6 million shares of its common stock under the stock buyback program. During the six months ended June 26, 2015, the Company spent $6.1 million, including transaction fees, to repurchase and retire 0.4 million shares of its common stock under the stock buyback program. At June 30, 2016, the Company had $10.0 million remaining under the stock buyback program for future repurchases.

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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

the Company), consultants and advisors of the Company and its subsidiaries.

At its 2016 annual meeting of stockholders held on June 9, 2016 (the "2016 Annual Meeting"), the Company's stockholders approved (i) changing the name of the 2007 Plan to the Amended and Restated Stock Incentive Plan (the "Stock Plan") and (ii) other amendments to the Stock Plan including, among other things, to:

•	Increase the number of shares of the Company's common stock authorized for issuance under the Stock Plan by 800,000 shares;

•	Extend the Stock Plan's termination date through the tenth anniversary of the 2016 Annual Meeting;

•
Revise the rate at which RSAs, RSUs, PSAs and PSUs (collectively, full value awards) are counted against the shares of common stock available for issuance under the Stock Plan from 1.61 shares for every one share subject to such award to 1.50 shares for every one share subject to such award. Shares of common stock subject to full value awards that were granted under any prior ratio that applied at the time such awards were granted will continue to return to the Stock Plan upon forfeiture of such awards at the respective previous ratio of 1.50, 1.57 and 1.61, as applicable;

•	Increase the maximum number of shares of the Company's common stock with respect to which awards may be granted to any participant under the Stock Plan to 1,000,000 shares per calendar year;

•
Increase the maximum number of shares of the Company's common stock with respect to which awards may be granted under the Stock Plan to any director who is not an employee of the Company at the time of grant to 100,000 shares per calendar year; and

•
Prohibit stock options and SARs granted under the Stock Plan from (i) providing for the payment or accrual of dividend equivalents or (ii) containing any provision entitling the grantee to the automatic grant of additional stock options or SARs, as applicable, in connection with the exercise of the original stock option or SAR, as applicable.

In June 2016, the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") voted to change the standard vesting terms for awards of stock options, RSAs and RSUs granted after June 9, 2016 as follows:

•
Stock options will generally vest over a period of three years, with one-third of the stock options vesting on the first anniversary of the grant date and the remaining two-thirds vesting in equal monthly increments thereafter through the third anniversary of the grant date.

•
RSAs and RSUs (collectively, the "restricted stock grants") will generally vest over a period of three years, with one-third of the shares underlying the grant vesting on the first anniversary of the grant date an the remaining two-thirds vesting in equal increments semi-annually through the third anniversary of the grant date.

The Company neither adjusted nor intends to adjust the vesting schedules of stock options or restricted stock grants awarded prior to June 9, 2016 to reflect the new three-year vesting schedules.

Executive Equity Arrangements

On April 1, 2016, the Company granted an aggregate of 131,250 PSUs with both market and service conditions to six of its executives (the "2016 PSUs"). The terms of the 2016 PSUs are such that up to one-third of the shares subject to the 2016 PSUs will vest on each of the first, second and third anniversaries of the date of grant (collectively, the "2016 PSU Vesting Dates") to the extent of achievement of the Company's total shareholder return ("TSR") compared to the TSR of the companies included in the NASDAQ Telecommunications Index for the same fiscal year, measured by the Compensation Committee after each of the 2016, 2017 and 2018 fiscal years, respectively (as used in this paragraph, each, a "Performance Period"). The shares determined to be earned will vest on the anniversary of the grant date following each Performance Period. Shares subject to the 2016 PSUs that fail to be earned will be forfeited. The 2016 PSUs include a market condition that requires the use of a Monte Carlo simulation approach to model future stock price movements based upon the risk-free rate of return, the volatility of each entity, and the pair-wise covariance between each entity. These results were then used to calculate the grant

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

date fair values of the 2016 PSUs. Because the 2016 PSUs have market conditions, the Company is required to record expense for the 2016 PSUs through the final 2016 PSU Vesting Date of April 1, 2019, regardless of the number of shares that are ultimately earned. In June 2016, one executive separated from the Company and forfeited his unvested 2016 PSUs; these forfeited unvested 2016 PSUs are reported as such in the performance-based units table below.

On March 16, 2015, the Company granted an aggregate of 131,250 PSUs with both market and service conditions to eight of its executives (the "2015 PSUs"). In 2015, subsequent to the grant date, two executives separated from the Company and, in accordance with their respective employment agreements with the Company, the Company accelerated the vesting of certain unvested 2015 PSUs. The terms of the 2015 PSUs are such that up to one-third of the shares subject to the 2015 PSUs will vest on each of the first, second and third anniversaries of the date of grant (collectively, the "2015 PSU Vesting Dates") to the extent of achievement of the Company's TSR compared to the TSR of the companies included in the NASDAQ Telecommunications Index for the same Performance Period, measured by the Compensation Committee at the end of each of the 2015, 2016 and 2017 fiscal years, respectively (as used in this paragraph, each, a "Performance Period"). The shares determined to be earned will vest on the anniversary of the grant date following each Performance Period. Shares subject to the 2015 PSUs that fail to be earned will be forfeited. The 2015 PSUs include a market condition that required the use of a Monte Carlo simulation approach to calculate the grant date fair values of the 2015 PSUs. Because the 2015 PSUs have market conditions, the Company is required to record expense for the 2015 PSUs through the final 2015 PSU Vesting Date of March 16, 2018, regardless of the number of shares that are ultimately earned, if any. In February 2016, the Compensation Committee determined that the performance metrics for the 2015 PSUs were not achieved for the 2015 Performance Period. Accordingly, 37,081 shares in the aggregate, representing one-third of the 2015 PSUs held by the then-remaining six executives, were forfeited, and are reported as such in the performance-based units table below. In June 2016, one executive separated from the Company and forfeited his unvested 2015 PSUs; these forfeited unvested 2015 PSUs are reported as such in the performance-based units table below.

Stock Options

The activity related to the Company's outstanding stock options during the six months ended June 30, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	6,352,208	$15.99
Granted	129,510	$8.30
Exercised	(3,224)	$4.35
Forfeited	(122,794)	$15.52
Expired	(244,445)	$18.40
Outstanding at June 30, 2016	6,111,255	$15.74	5.68	$492
Vested or expected to vest at June 30, 2016	5,978,629	$15.78	5.62	$457
Exercisable at June 30, 2016	4,739,687	$15.80	5.05	$337

The grant date fair values of options to purchase common stock granted in the three and six months ended June 30, 2016 were estimated using the Black-Scholes valuation model with the following assumptions:

	Three months ended	Six months ended
	June 30, 2016	June 30, 2016
Risk-free interest rate	1.00% - 1.60%	1.00% - 1.60%
Expected dividends	—	—
Weighted average volatility	56.4%	55.6%
Expected life (years)	5.0 - 10.0	5.0 - 10.0

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Additional information regarding the Company's stock options for the three and six months ended June 30, 2016 is as follows:

	Three months ended	Six months ended
	June 30, 2016	June 30, 2016
Weighted average grant date fair value of stock options granted	$4.88	$4.58
Total intrinsic value of stock options exercised (in thousands)	$7	$11
Cash received from the exercise of stock options (in thousands)	$10	$15

Restricted Stock Awards and Units

The activity related to the Company's RSAs for the six months ended June 30, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2016	1,512,783	$13.48
Granted	1,440,902	$7.73
Vested	(496,814)	$12.62
Forfeited	(280,597)	$10.30
Unvested balance at June 30, 2016	2,176,274	$10.28

The activity related to the Company's RSUs for the six months ended June 30, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2016	95,361	$16.05
Granted	53,400	$7.58
Vested	(22,035)	$16.05
Forfeited	(2,425)	$16.05
Unvested balance at June 30, 2016	124,301	$12.41

The total fair value of shares of restricted stock granted under RSAs and RSUs that vested during the six months ended June 30, 2016 was $6.6 million.

Performance-Based Stock Units

The activity related to the Company's PSUs for the six months ended June 30, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2016	111,250	$14.68
Granted	131,250	$10.25
Vested	—	$—
Forfeited	(66,665)	$12.77
Unvested balance at June 30, 2016	175,835	$12.10

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Employee Stock Purchase Plan

The Company's ESPP provides for six-month offering periods with the purchase price of the stock equal to 85% of the lesser of the market price on the first or last day of the offering period. The maximum number of shares of common stock an employee may purchase during each offering period is 500, subject to certain adjustments pursuant to the ESPP.

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three and six months ended June 30, 2016 and June 26, 2015 as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2016	June 26, 2015	June 30, 2016	June 26, 2015
Product cost of revenue	$93	$83	$164	$157
Service cost of revenue	322	397	654	777
Research and development	1,210	1,445	2,389	2,803
Sales and marketing	1,224	1,852	2,244	2,868
General and administrative	1,792	3,032	3,605	5,024
	$4,641	$6,809	$9,056	$11,629

There is no income tax benefit for employee stock-based compensation expense for the six months ended June 30, 2016 or June 26, 2015 due to the valuation allowance recorded.

At June 30, 2016, there was $28.8 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, awards, units and ESPP shares. This expense is expected to be recognized over a weighted average period of approximately two years.

(12) MAJOR CUSTOMERS

The following customers contributed 10% or more of the Company's revenue in at least one of the three or six month periods ended June 30, 2016 and June 26, 2015:

	Three months ended		Six months ended
	June 30, 2016	June 26, 2015	June 30, 2016	June 26, 2015
AT&T Inc.	16%	19%	14%	13%
Verizon Communications Inc.	13%	*	*	*
Level 3 Communications	*	*	11%	*
_______________________
* Represents less than 10% of revenue

At June 30, 2016, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 21% of the Company's accounts receivable balance. At December 31, 2015, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 11% of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(13) GEOGRAPHIC INFORMATION

The Company's classification of revenue by geographic area is determined by the location to which the product is shipped or where the services are performed. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Three months ended		Six months ended
	June 30, 2016	June 26, 2015	June 30, 2016	June 26, 2015
United States	70%	71%	69%	67%
Europe, Middle East and Africa	13	12	13	13
Japan	8	9	11	13
Other Asia Pacific	6	4	5	4
Other	3	4	2	3
	100%	100%	100%	100%

International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next, and accordingly, historical data may not be indicative of future periods.

(14) RELATED PARTY

H. Brian Thompson, who was an independent member of the Company's Board of Directors until the Company's 2016 Annual Meeting, is the Executive Chairman of GTT Communications, Inc., a leading global cloud networking provider to multinational clients ("GTT"). Howard Janzen is an independent member of the Company's Board of Directors and also serves as an independent director of GTT. In October 2015, GTT completed the acquisition of One Source Networks Inc., a provider of global data, Internet, SIP trunking and managed services ("One Source"). One Source is a customer of the Company. The Company had a well-established and ongoing business relationship with One Source prior to its acquisition by GTT. The Company did not recognize any revenue from One Source in the three months ended June 30, 2016, and recognized revenue aggregating approximately $23,000 from One Source in the six months ended June 30, 2016, pursuant to the terms of a contract between the parties, effective June 28, 2010. The Company believes the terms of this contract are consistent with third-party arrangements that provide similar services.

Since Mr. Thompson is no longer a member of the Company's Board of Directors, as of June 30, 2016 the Company's relationship with GTT will no longer trigger a related party transaction unless and until any of the Company's directors, executive officers or holders of 5% or more of any class of its capital stock or any member of their immediate family has a direct or indirect material interest in a transaction between the Company and GTT in which the amount involved exceeds or will exceed $120,000.

As a matter of corporate governance policy and practice, related party transactions are presented and considered by the Audit Committee of the Company's Board of Directors in accordance with the Company's Related Person Transaction Policy.

(15) INCOME TAXES

The Company's income tax provisions for the six months ended June 30, 2016 and June 26, 2015 reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full year. The estimated effective rates for the six months ended June 30, 2016 and June 26, 2015 do not include any benefit for the Company's domestic losses, as the Company has concluded that a valuation allowance on any domestic benefit is required. Included in the Company's provision for the six months ended June 30, 2016 is a discrete charge of $0.7 million related to an uncertain tax position of the Company's subsidiary in France.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(16) COMMITMENTS AND CONTINGENCIES

On April 6, 2015, Ming Huang, a purported shareholder of the Company, filed a Class Action Complaint (Civil Action No. 3:15-02407), alleging violations of the federal securities laws (the "Complaint") in the United States District Court for the District of New Jersey (the "District of New Jersey"), against the Company and two of its officers, Raymond P. Dolan, the Company's President and Chief Executive Officer, and Mark T. Greenquist, the Company's former Chief Financial Officer (collectively, the "Defendants"). On September 21, 2015, in response to motions subsequently filed with the District of New Jersey by four other purported shareholders of the Company seeking status as lead plaintiff, the District of New Jersey appointed Richard Sousa as lead plaintiff (the "Plaintiff"). The Plaintiff claims to represent purchasers of the Company's common stock during the period from October 23, 2014 to March 24, 2015, and seeks unspecified damages. The principal allegation contained in the Complaint is that the Defendants made misleading forward-looking statements concerning the Company's fiscal first quarter of 2015 financial performance. On September 22, 2015, the Company filed a Motion to Transfer (the “Motion to Transfer”) this case to the United States District Court for the District of Massachusetts. The Plaintiff filed his opposition to the Motion to Transfer on October 5, 2015, and the Company filed a reply to the Motion to Transfer on October 13, 2015. On March 21, 2016, the District of New Jersey granted the Company's Motion to Transfer. Thus, this case will now be litigated in the United States District Court for the District of Massachusetts (Civil Action No. 1:16-cv-10657-GAO). On May 4, 2016, the Plaintiff filed an amended complaint (the "Amended Complaint"), which is now the operative complaint in this litigation. On June 20, 2016, the Company and the other Defendants filed a Motion to Dismiss the Amended Complaint (the "Motion to Dismiss") and on July 25, 2016, the Plaintiff filed an opposition to the Motion to Dismiss. The Company has until August 15, 2016 to file a reply to the Plaintiff's opposition to the Motion to Dismiss. The Company believes that the Defendants have meritorious defenses to the allegations made in the Amended Complaint and does not expect the results of this suit to have a material effect on its business or consolidated financial statements.

In addition, the Company is often a party to disputes and legal proceedings that it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material effect on the Company's business or consolidated financial statements.

(17) SUBSEQUENT EVENTS

On July 27, 2016, the Company announced a restructuring program to further accelerate its investment in new technologies as the communications industry migrates to a Cloud-based architecture. The Company expects to record between $3 million and $4 million of restructuring expense over the next twelve months in connection with this action, resulting in expected annual savings of approximately $6 million to $8 million. The Company intends to utilize the entire savings to shift headcount towards new strategic initiatives (e.g., new products, expanded go-to-market footprint in selected geographies and discrete vertical markets).

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

Our solutions enable our customers to seamlessly link and leverage multivendor, multiprotocol communications systems and applications across their networks, around the world and in a rapidly changing ecosystem of IP-enabled devices, such as smartphones and tablets. Our solutions help our customers realize the intended value and benefits of UC platforms by allowing disparate communications environments, commonplace in most enterprises today, to work seamlessly together. Likewise, our solutions facilitate the evolution to cloud-based delivery of UC solutions.

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

We have traditionally sold our products principally through a global direct sales force, with additional sales support from regional channel partners throughout the world. Our channel partner program, the Sonus Partner Assure Program, addresses service provider and enterprise market opportunities. We also have a two-tier distribution channel model.

For the year ended December 31, 2015, we reported our first, second and third quarters on a 4-4-5 basis, with the quarter ending on the Friday closest to the last day of each third month. Accordingly, our first quarter ended on March 27, 2015, our second quarter ended on June 26, 2015 and our third quarter ended on September 25, 2015. Effective January 1, 2016, we are reporting our first, second and third quarters on a month-end basis, such that our first quarter ended on March 31, 2016, our second quarter ended on June 30, 2016 and our third quarter will end on September 30, 2016. Our fiscal year will continue to end on December 31.

On January 2, 2015 (the "Treq Asset Acquisition Date"), we acquired from Treq Labs, Inc. ("Treq") certain assets related to its business of designing, developing, marketing, selling, servicing and maintaining software-defined networking ("SDN") technology, SDN controller software and SDN management software (the "SDN Business") for $10.1 million in cash on the Treq Asset Acquisition Date, and an additional consideration payment of $750,000 paid on each of July 2, 2015 and January 4, 2016. We also entered into an Earn-Out Agreement under which we agreed to issue to the sellers up to an aggregate of 1.3 million shares of common stock over a three-year period subsequent to the Treq Asset Acquisition Date if aggregate revenue thresholds of at least $60 million are achieved by the SDN Business during that period, and up to an aggregate of an additional 2.2 million shares (3.5 million shares in total) if aggregate revenue thresholds of at least $150 million are achieved by the SDN Business during that period. If the initial revenue thresholds are not met, no shares will be issued. Based on historical and forecasted sales, no incremental contingent consideration was recorded initially as of the Treq Asset Acquisition Date or through June 30, 2016. The SDN Business provides solutions that optimize networks for voice, video and UC for both enterprise and service provider customers. We believe that the acquisition of the SDN Business has helped us to accelerate the delivery of our SDN strategy. The financial results of the SDN Business are included in our condensed consolidated financial statements starting on the Treq Asset Acquisition Date.

On July 27, 2016, we announced Anthony Scarfo ("Mr. Scarfo") will step down as Executive Vice President, Services, Product Management and Corporate Development, effective immediately. Mr. Scarfo will remain with the Company in an advisory role to assist in the transition of his duties until October 3, 2016.

On June 9, 2016, Mark T. Greenquist ("Mr. Greenquist") tendered his resignation as our Chief Financial Officer, principal financial officer and principal accounting officer, effective June 15, 2016. Effective June 15, 2016, Susan M. Villare, our Vice President of Financial Planning and Analysis, has been fulfilling the roles of our Chief Financial Officer, principal financial officer and principal accounting officer on an interim basis, until a successor for Mr. Greenquist is identified.

On July 27, 2016, we announced a restructuring program to further accelerate our investment in new technologies as the communications industry migrates to a Cloud-based architecture. We expect to record between $3 million and $4 million of restructuring expense over the next twelve months in connection with this action, resulting in expected annual savings of approximately $6 million to $8 million. We intend to utilize the entire savings to shift headcount towards new strategic initiatives (e.g., new products, expanded go-to-market footprint in selected geographies and discrete vertical markets).

Our strategy is designed to capitalize on our technology and market lead and to build a premier franchise in multimedia infrastructure solutions. We are currently focusing our major efforts on the following aspects of our business, which enable next generation communications, including SIP- and 4G/LTE-based networks:

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

We reported losses from operations of $2.7 million for the three months ended June 30, 2016 and $15.0 million for the three months ended June 26, 2015. We reported losses from operations of $6.6 million for the six months ended June 30, 2016 and $33.9 million for the six months ended June 26, 2015.

We reported net losses of $2.9 million for the three months ended June 30, 2016 and $15.3 million for the three months ended June 26, 2015. We reported net losses of $7.6 million for the six months ended June 30, 2016 and $34.7 million for the six months ended June 26, 2015.

Our revenue was $60.9 million in the three months ended June 30, 2016 and $54.7 million in the three months ended June 26, 2015. Our revenue was $120.0 million in the six months ended June 30, 2016 and $104.8 million in the six months ended June 26, 2015.

Our gross profit was $40.2 million in the three months ended June 30, 2016 and $34.4 million in the three months ended June 26, 2015. Our gross profit was $78.6 million in the six months ended June 30, 2016 and $63.6 million in the six months ended June 26, 2015. Our gross profit as a percentage of revenue ("total gross margin") was 66.1% in the three months ended June 30, 2016 and 62.9% in the three months ended June 26, 2015. Our total gross margin was 65.5% in the six months ended June 30, 2016 and 60.7% in the six months ended June 26, 2015.

Our operating expenses were $42.9 million in the three months ended June 30, 2016, compared to $49.5 million in the three months ended June 26, 2015. Our operating expenses were $85.2 million in the six months ended June 30, 2016 and $97.6 million in the six months ended June 26, 2015.

We recorded stock-based compensation expense of $4.6 million in the three months ended June 30, 2016, compared to $6.8 million in the three months ended June 26, 2015, and $9.1 million in the six months ended June 30, 2016, compared to $11.6 million in the six months ended June 26, 2015. These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations.

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

For a further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There were no significant changes to our critical accounting policies from December 31, 2015 through June 30, 2016.

Results of Operations

Three and six months ended June 30, 2016 and June 26, 2015

Revenue. Revenue for the three and six months ended June 30, 2016 and June 26, 2015 was as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	June 30, 2016	June 26, 2015	$	%
Product	$35,349	$27,042	$8,307	30.7%
Service	25,508	27,659	(2,151)	(7.8)%
Total revenue	$60,857	$54,701	$6,156	11.3%

	Six months ended		Increase (decrease) from prior year
	June 30, 2016	June 26, 2015	$	%
Product	$70,118	$51,907	$18,211	35.1%
Service	49,890	52,939	(3,049)	(5.8)%
Total revenue	$120,008	$104,846	$15,162	14.5%

Product revenue is comprised of sales of our communication infrastructure products. The increase in product revenue in the three months ended June 30, 2016 compared to the three months ended June 26, 2015 was primarily the result of the growth in sales of our SBC product line, in particular, our SBC 7000 and SBC 5000 products. Sales of our SBC 7000 and SBC 5000 products increased approximately 44% in the aggregate in the three months ended June 30, 2016 compared to the three months ended June 26, 2015.

The increase in product revenue in the six months ended June 30, 2016 compared to the six months ended June 26, 2015 was primarily the result of the continued growth in the sales of our SBC products, in particular, our SBC 7000 and SBC 5000 products. Sales of our SBC 7000 and SBC 5000 products increased approximately 49% in the aggregate in the six months ended June 30, 2016 compared to the six months ended June 26, 2015.

In the three months ended June 30, 2016, approximately 25% of our total product revenue was from indirect sales through our channel partner program, compared to approximately 26% in the three months ended June 26, 2015. Approximately 23% of our total product revenue was from indirect sales through our channel partner program in the six months ended June 30, 2016, compared to approximately 25% in the six months ended June 26, 2015.

In the three months ended June 30, 2016, our product revenue from sales to enterprise customers was approximately 20% of our total product revenue, compared to approximately 22% in the three months ended June 26, 2015. Our product revenue from sales to enterprise customers was approximately 19% of our total product revenue in both the six months ended June 30,

2016 and the six months ended June 26, 2015. These sales were made both through our direct sales team and indirect sales channel partners.

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

Service revenue for the three and six months ended June 30, 2016 and June 26, 2015 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	June 30, 2016	June 26, 2015	$	%
Maintenance	$21,277	$23,511	$(2,234)	(9.5)%
Professional services	4,231	4,148	83	2.0%
	$25,508	$27,659	$(2,151)	(7.8)%

	Six months ended		Decrease from prior year
	June 30, 2016	June 26, 2015	$	%
Maintenance	$42,027	$43,594	$(1,567)	(3.6)%
Professional services	7,863	9,345	(1,482)	(15.9)%
	$49,890	$52,939	$(3,049)	(5.8)%

Our maintenance revenue decreased in the three months ended June 30, 2016 compared to the three months ended June 26, 2015, primarily due to customer mix, including customer renewals, and the timing of product shipments with related maintenance revenue. Our maintenance revenue decreased in the six months ended June 30, 2016 compared to the six months ended June 26, 2015, primarily due to customer mix, including customer renewals, and the timing of product shipments with related maintenance.

The slight increase in our professional services revenue in the three months ended June 30, 2016 compared to the three months ended June 26, 2015 is primarily due to revenue from projects completed in the quarter compared to the prior year quarter. The decrease in our professional services revenue in the six months ended June 30, 2016 compared to the six months ended June 26, 2015 primarily represents lower revenue from completed projects in the current year period.

The timing of the completion of projects for revenue recognition, customer payments and maintenance contracts may cause our service revenue to fluctuate from one period to the next. We expect that our service revenue in fiscal 2016 will decrease slightly from fiscal 2015 levels as a result of customer merger activities and lower project-related service work.

The following customers contributed 10% or more of our revenue in at least one of the three or six month periods ended June 30, 2016 and June 26, 2015:

	Three months ended		Six months ended
Customer	June 30, 2016	June 26, 2015	June 30, 2016	June 26, 2015
AT&T Inc.	16%	19%	14%	13%
Verizon Communications Inc.	13%	*	*	*
Level 3 Communications	*	*	11%	*
_______________________
* Represents less than 10% of revenue

International revenue was approximately 30% of revenue in the three months ended June 30, 2016 and approximately 29% of revenue in the three months ended June 26, 2015. International revenue was approximately 31% of revenue in the six months ended June 30, 2016 and approximately 33% in the six months ended June 26, 2015. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue will fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $9.0 million at June 30, 2016 and $12.5 million at December 31, 2015. Our deferred service revenue was $36.4 million at June 30, 2016 and $33.6 million at December 31, 2015. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross margins for the three and six months ended June 30, 2016 and June 26, 2015 were as follows (in thousands, except percentages):

	Three months ended		Increase from prior year
	June 30, 2016	June 26, 2015	$	%
Cost of revenue
Product	$11,409	$11,269	$140	1.2%
Service	9,220	9,018	202	2.2%
Total cost of revenue	$20,629	$20,287	$342	1.7%
Gross margin
Product	67.7%	58.3%
Service	63.9%	67.4%
Total gross margin	66.1%	62.9%

	Six months ended		Increase from prior year
	June 30, 2016	June 26, 2015	$	%
Cost of revenue
Product	$22,945	$22,917	$28	0.1%
Service	18,432	18,285	147	0.8%
Total cost of revenue	$41,377	$41,202	$175	0.4%
Gross margin
Product	67.3%	55.8%
Service	63.1%	65.5%
Total gross margin	65.5%	60.7%

The increase in product gross margin in the three months ended June 30, 2016 compared to the three months ended June 26, 2015 was primarily due to higher product revenue against certain fixed manufacturing costs, coupled with lower variable costs in connection with our inventory valuation, which increased our product gross margin in the aggregate by approximately seven and one-half percentage points. Our product and customer mix in the current quarter, in particular, sales of our SBC 7000 and SBC 5000 products, increased our product gross margin by approximately two percentage points.

The increase in product gross margin in the six months ended June 30, 2016 compared to the six months ended June 26, 2015 was primarily due to higher product revenue against certain fixed manufacturing costs, coupled with lower variable costs in connection with our inventory valuation, which increased our product gross margin in the aggregate by approximately nine and one-half percentage points. Our product and customer mix, particularly sales of our SBC 7000 and SBC 5000 products, increased our product gross margin by approximately two percentage points in the six months ended June 30, 2016, compared to the six months ended June 26, 2015.

The decrease in service gross margin in the three months ended June 30, 2016 compared to the three months ended June 26, 2015 was primarily due to lower revenue against relatively fixed costs, which decreased our service gross margin by approximately three and one-half percentage points. The decrease in service gross margin in the six months ended June 30, 2016 compared to the six months ended June 26, 2015 was primarily due to lower revenue against relatively fixed costs, which decreased our service gross margin by approximately two and one-half percentage points.

We believe that our total gross margin will continue to be greater than 60% in the foreseeable future.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses for the three and six months ended June 30, 2016 and June 26, 2015 were as follows (in thousands, except percentages):

			Decrease from prior year
	June 30, 2016	June 26, 2015	$	%
Three months ended	$17,457	$19,968	$(2,511)	(12.6)%
Six months ended	$34,775	$39,307	$(4,532)	(11.5)%

The decrease in research and development expenses in the three months ended June 30, 2016 compared to the three months ended June 26, 2015 is attributable to $1.8 million of lower depreciation expense, $0.8 million of lower product development (third-party development, prototype and equipment) costs, $0.3 million of lower facilities expense and $0.1 million of net reductions in other research and development expenses, partially offset by $0.5 million of higher employee-related expenses. The increase in employee-related expenses is attributable to $1.2 million of higher expense related to our Company-wide cash bonus program, partially offset by $0.5 million of lower salary and related expenses and $0.2 million of lower stock-based compensation expense. Our lower salary and related expenses are primarily due to reduced headcount in connection with our 2015 restructuring initiative.

The decrease in research and development expenses in the six months ended June 30, 2016 compared to the six months ended June 26, 2015 is attributable to $2.0 million of lower depreciation expense, $1.2 million of lower product development costs, $0.9 million of lower facilities costs and $0.4 million of lower employee-related expenses. The decrease in employee-related expenses is attributable to $2.3 million of lower salary and related expenses, $0.4 million of lower stock-based compensation expense and $0.1 million of lower employee travel, training and related expenses. These decreases were partially offset by $2.4 million of higher expense related to our Company-wide cash bonus program. Our lower salary and related expenses are primarily due to reduced headcount in connection with our 2015 restructuring initiative.

Some aspects of our research and development efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. Rapid technological innovation is critical to our long-term success and we believe that we are tailoring our investments to meet the requirements of our customers and market. We anticipate that our research and development expenses for fiscal 2016 will decrease from fiscal 2015 levels due to our cost reduction initiatives, partially offset by our continued focus on new product development.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three and six months ended June 30, 2016 and June 26, 2015 were as follows (in thousands, except percentages):

			Decrease from prior year
	June 30, 2016	June 26, 2015	$	%
Three months ended	$16,192	$17,540	$(1,348)	(7.7)%
Six months ended	$32,787	$37,305	$(4,518)	(12.1)%

The decrease in sales and marketing expenses in the three months ended June 30, 2016 compared to the three months ended June 26, 2015 is attributable to $0.4 million of lower employee-related expenses, $0.4 million of lower consulting expense, $0.2 million of lower marketing and trade show expenses, $0.2 million of lower expense related to evaluation equipment at customer sites and $0.1 million of net reductions in other sales and marketing expenses. The decrease in employee-related expenses was the result of $0.6 million of lower stock-based compensation expense and $0.3 million of lower salary and commissions and related expenses, partially offset by $0.5 million of higher expense related to our Company-wide cash bonus program. Our lower salary and related expenses are primarily due to reduced headcount in connection with our 2015 restructuring initiative, partially offset by higher commissions expense.

The decrease in sales and marketing expenses in the six months ended June 30, 2016 compared to the six months ended June 26, 2015 is attributable to $2.9 million of lower employee-related expenses, $0.6 million of lower consulting expense, $0.5 million of lower marketing and trade show expenses, $0.5 million of lower expense related to evaluation equipment at customer sites and $0.3 million of lower expense related to the amortization of acquired intangible assets, partially offset by $0.3 million of net increases in other sales and marketing expenses. The decrease in employee-related expenses is attributable to $1.9 million of lower salary and commissions and related expenses, $1.6 million of lower employee travel, training and related expenses, and $0.6 million of lower stock-based compensation expense, partially offset by $1.2 million of higher expense related to our Company-wide cash bonus program. Our lower salary and related expenses are primarily due to reduced headcount in connection with our 2015 restructuring initiative, partially offset by higher commissions expense.

We believe that our sales and marketing expenses will decrease in fiscal 2016 from fiscal 2015 levels, primarily attributable to our cost reduction initiatives, partially offset by higher commissions expense driven by our anticipated higher revenue.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and audit and professional fees. General and administrative expenses for the three and six months ended June 30, 2016 and June 26, 2015 were as follows (in thousands, except percentages):

			Decrease from prior year
	June 30, 2016	June 26, 2015	$	%
Three months ended	$9,287	$10,444	$(1,157)	(11.1)%
Six months ended	$17,658	$19,668	$(2,010)	(10.2)%

The decrease in general and administrative expenses in the three months ended June 30, 2016 compared to the three months ended June 26, 2015 is attributable to $0.9 million of lower employee-related expenses, $0.3 million of lower depreciation expense, $0.2 million of lower professional fees and $0.4 million of net reductions in other general and administrative expenses, partially offset by $0.6 million of higher expense related to patent litigation settlement costs. The decrease in employee-related expenses resulted from $1.2 million of lower stock-based compensation expense and $0.2 million of lower salary and related expenses, partially offset by $0.4 million of higher expense related to our Company-wide cash bonus program and $0.1 million of higher employee travel and related expenses. Our lower salary and related expenses are primarily due to reduced headcount in connection with our 2015 restructuring initiative.

The decrease in general and administrative expenses in the six months ended June 30, 2016 compared to the six months ended June 26, 2015 is attributable to $1.2 million of lower employee-related expenses, $0.5 million of lower depreciation expense, $0.2 million of lower expense related to foreign currency translation and $0.6 million of net reductions in other general and administrative expenses, partially offset by $0.5 million of higher expense related to patent litigation settlement costs. The decrease in employee-related expenses resulted from $1.4 million of lower stock-based compensation expense and $0.8 million of lower salary and related expenses, partially offset by $1.0 million of higher expense related to our Company-wide cash bonus program. Our lower salary and related expenses are primarily due to reduced headcount in connection with our 2015 restructuring initiative.

We believe that our general and administrative expenses will decrease in fiscal 2016 compared to fiscal 2015 levels, primarily due to our cost reduction initiatives.

Acquisition-Related Expenses. We recorded acquisition-related expenses of approximately $24,000 in the three months ended June 26, 2015 and approximately $131,000 in the six months ended June 26, 2015 for professional fees, primarily legal fees, in connection with the acquisition of the SDN Business. We did not record any acquisition-related expenses in either the three or six months ended June 30, 2016.

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

Our restructuring expense of $1.1 million in the six months ended June 26, 2015 was comprised of the aforementioned $2.9 million of expense for severance and related costs, net of the $1.4 million reversed in connection with our Fremont,

California facility in the three months ended June 26, 2015, and $0.3 million reversed in the three months ended March 27, 2015. This $0.3 million reversal was comprised of approximately $272,000 in connection with a settlement with the landlord of our Dulles, Virginia facility for an amount that was lower than had previously been accrued and approximately $67,000 in connection with changes in the amounts of severance ultimately paid to certain individuals.

We did not record restructuring expense in either the three or six months ended June 30, 2016.

We currently expect that the remaining restructuring accrual related to severance and related costs will be paid by the end of 2016.

Interest Income (Expense), Net. Interest income and interest expense for the three and six months ended June 30, 2016 and June 26, 2015 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	June 30, 2016	June 26, 2015	$	%
Interest expense	$(10)	$(90)	$(80)	(88.9)%
Interest income	227	70	157	224.3%
Interest income (expense), net	$217	$(20)	$237	1,185.0%

	Six months ended		Increase (decrease) from prior year
	June 30, 2016	June 26, 2015	$	%
Interest expense	$(19)	$(166)	$(147)	(88.6)%
Interest income	400	174	226	129.9%
Interest income, net	$381	$8	$373	4,662.5%

Interest expense primarily relates to the amortization of debt issuance costs in connection with our revolving credit facility. Interest income consists of interest earned on our cash equivalents, marketable securities and long-term investments.

Income Taxes. We recorded provisions for income taxes of $1.5 million in the six months ended June 30, 2016 and $0.8 million in the six months ended June 26, 2015. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year. The estimated amounts recorded do not include any benefit for our domestic losses, as we have concluded that a valuation allowance on any domestic benefit is required. Included in our provision for the six months ended June 30, 2016 is a discrete charge of $0.7 million related to an uncertain tax position of our subsidiary in France.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Six months ended
	June 30, 2016	June 26, 2015	Change
Net loss	$(7,570)	$(34,702)	$27,132
Adjustments to reconcile net loss to cash flows provided by operating activities	17,358	22,126	(4,768)
Changes in operating assets and liabilities	(569)	(1,692)	1,123
Net cash provided by (used in) operating activities	$9,219	$(14,268)	$23,487
Net cash (used in) provided by investing activities	$(18,160)	$12,212	$(30,372)
Net cash used in financing activities	$(5,189)	$(4,882)	$(307)

Our cash, cash equivalents, and short- and long-term investments totaled $142.7 million at June 30, 2016 and $142.2 million at December 31, 2015. We had cash and short-term investments held by our foreign subsidiaries aggregating approximately $5 million at June 30, 2016 and approximately $4 million at December 31, 2015. We do not intend to repatriate these funds and, as such, they are not available to fund our domestic operations. If we were to repatriate the funds, they would likely be treated as income for U.S. tax purposes, fully offset by our net operating losses. We do not believe this has a material impact on our liquidity.

We entered into a credit agreement by and among the Company, as Borrower, Bank of America, N.A. ("Bank of America"), as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto on June 27, 2014 (the "Credit Agreement"), which agreement was amended by a First Amendment to Credit Agreement on June 26, 2015 (the "First Amendment") and further amended by a Second Amendment to Credit Agreement on June 13, 2016 (the "Second Amendment" and collectively with the Credit Agreement and the First Amendment, the "Amended Credit Agreement"). Certain terms of the Credit Agreement have been amended by the Second Amendment, including, among other things: (i) an increase of the commitments from $15 million to $20 million; (ii) an extension of the maturity date from June 30, 2016 to June 30, 2017; (iii) a reduction to the aggregate amount of cash and cash equivalents that the Loan Parties (as defined below) are required to hold at any time from $85 million to $50 million; and (iv) a reduction of the commitment fee on the unused commitments available for borrowing from 0.15% to 0.1125%. The Amended Credit Agreement provides that we may select the interest rates under the credit facility from among the following options: (i) the Eurodollar Rate (which is defined as the rate per annum equal to the London Interbank Offered Rate plus 1.5% per annum) for a Eurodollar Rate Loan; and (ii) the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect on the borrowing date as publicly announced from time to time by Bank of America as its prime rate, and (c) the monthly Eurodollar Rate plus 1%. Our obligations under the Amended Credit Agreement are guaranteed by Sonus International, Inc., Sonus Federal, Inc. and Network Equipment Technologies, Inc. ("NET") (collectively with the Company, the "Loan Parties") pursuant to a Master Continuing Guaranty and are secured by the assets of the Loan Parties pursuant to a Security and Pledge Agreement. We did not have any amounts outstanding under the Amended Credit Agreement at June 30, 2016.

On July 29, 2013, we announced that our Board of Directors had authorized a stock buyback program to repurchase up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions. The stock buyback program is being funded using our working capital. During the six months ended June 30, 2016, we repurchased and retired 0.6 million shares under our stock buyback program for $5.0 million in the aggregate, including transaction fees. During the six months ended June 26, 2015, we repurchased and retired 0.4 million shares under our stock buyback program for $6.1 million in the aggregate, including transaction fees. These amounts are included in financing activities in our condensed consolidated statements of cash flows for the six months ended June 30, 2016 and June 26, 2015.

Our operating activities provided $9.2 million of cash in the six months ended June 30, 2016 and used $14.3 million of cash in the six months ended June 26, 2015.

Cash provided by operating activities in the six months ended June 30, 2016 was primarily the result of our non-cash operating expenses, partially offset by our net loss, and lower accounts receivable and inventory. These amounts were partially offset by an increase in other operating assets and decreases in accrued expenses and other long-term liabilities, accounts payable and deferred revenue. Our lower accounts receivable reflects our focused collections efforts coupled with our historically higher revenue in the fourth quarter of the prior year. The increase in our other operating assets primarily relates to higher prepaid expenses. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments made in connection with our Company-wide cash bonus program and sales commissions, as well as payments made in connection with our previously recorded restructuring initiatives. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, provided $9.8 million of cash.

Cash used in operating activities in the six months ended June 26, 2015 was primarily the result of our net loss, further impacted by lower accrued expenses and other long-term liabilities and accounts payable, coupled with increases in inventory and other operating assets. These amounts were partially offset by lower accounts receivable and higher deferred revenue. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments made in connection with our Company-wide cash bonus program and restructuring payments. The increase in our inventory primarily reflected our reduced product sales in the six months ended June 26, 2015 compared to original projections. Our lower accounts receivable reflected collections on sales made in the year ended December 31, 2014, coupled with lower revenue recorded in the six months ended June 26, 2015. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, used $12.6 million of cash.

Our investing activities used $18.2 million of cash in the six months ended June 30, 2016, comprised of $14.8 million of net purchases of marketable securities, $2.6 million of investments in property and equipment and $0.8 million of cash paid as the final consideration installment for the acquisition of the SDN Business.

Our investing activities provided $12.2 million of cash in the six months ended June 26, 2015, comprised of $26.9 million of net maturities of marketable securities, partially offset by $10.1 million of cash paid, net of cash acquired, for the acquisition of the SDN Business and $4.5 million of investments in property and equipment.

Our financing activities used $5.2 million of cash in the six months ended June 30, 2016, comprised of $5.0 million, including transaction fees, for the repurchase of common stock, $0.8 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and approximately $24,000 for payments on our capital leases for office equipment. These amounts were partially offset by $0.6 million of proceeds from the sale of our common stock in connection with our Amended and Restated 2000 Employee Stock Purchase Plan, as amended (the "ESPP") and approximately $15,000 of proceeds from the exercise of stock options.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which adds an impairment model that is based on expected losses rather than incurred losses. Under ASU 2016-13, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective for us beginning January 1, 2020 for both interim and annual reporting periods, with early adoption permitted. We do not expect the adoption of ASU 2016-13 will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for us beginning January 1, 2017 for both interim and annual reporting periods. We are currently assessing the potential impact of the adoption of ASU 2016-09 on our consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in the condensed consolidated balance sheet. Netting of deferred tax assets and deferred tax liabilities is still required under ASU 2015-17. The ASU is effective for us for our annual report of the year ending December 31, 2018 and for interim period reporting beginning January 1, 2019, with early adoption permitted. We elected to early-adopt ASU 2015-17 prospectively and accordingly, we reclassified our net current deferred tax asset totaling $1.0 million to our noncurrent net deferred tax asset as of December 31, 2015. No prior periods were retrospectively adjusted. The early adoption of ASU 2015-17 did not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB ASC. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property, plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"), which defers the original effective date of interim and annual reporting periods by one year. As a result, public entities would not be required to apply the new revenue standard until annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) ("ASU 2016-08") to clarify certain aspects of the principal-versus-agent guidance in its new revenue recognition standard in response to feedback received from the FASB-IASB joint revenue recognition transition resource group. ASU 2016-08 clarifies the implementation guidance on principal-versus-agent considerations regarding how an entity determines whether it is a principal or an agent for each specified good or service promised to the customer and how an entity determines the nature of each specified good or service. ASU 2016-08 also provides clarification regarding the application of the principal-versus-agent guidance. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"), which amends certain aspects of the guidance in ASU 2014-09 on identifying performance obligations, including immaterial promised goods or services, shipping and handling activities and identifying when promises represent performance obligations; and licensing implementation guidance, including determining the nature of an entity's promise in granting a license, sales-based and usage-based royalties, restrictions of time, geographical location and use, and renewals of licenses that provide a right to use IP. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) ("ASU 2016-11"), which rescinds certain SEC guidance from the Codification in response to announcements made by the SEC staff at the Emerging Issues Task Force's March 3, 2016 meeting, and which supersedes certain SEC observer comments on the topics of revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, accounting for consideration given by a vendor to a customer and accounting for gas-balancing arrangements upon the adoption of ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) ("ASU 2016-12"), which amends certain aspects of ASU 2014-09, including regarding collectability, the presentation of sales tax and other similar taxes collected from customers, non-cash consideration, contract modifications and completed contracts at transition. ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12 are effective at the same time as ASU 2014-09 (as amended by ASU 2015-14). We are currently assessing the potential impact of the adoption of these ASUs on our consolidated financial statements.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

On April 6, 2015, Ming Huang, a purported shareholder of ours, filed a Class Action Complaint (Civil Action No. 3:15-02407), alleging violations of the federal securities laws (the "Complaint") in the United States District Court for the District of New Jersey (the "District of New Jersey"), against us and two of our officers, Raymond P. Dolan, our President and Chief Executive Officer, and Mark T. Greenquist, our former Chief Financial Officer (collectively, the "Defendants"). On September 21, 2015, in response to motions subsequently filed with the District of New Jersey by four other purported shareholders of ours seeking status as lead plaintiff, the District of New Jersey appointed Richard Sousa as lead plaintiff (the "Plaintiff"). The Plaintiff claims to represent purchasers of our common stock during the period from October 23, 2014 to March 24, 2015, and seeks unspecified damages. The principal allegation contained in the Complaint is that the Defendants made misleading forward-looking statements concerning our fiscal first quarter of 2015 financial performance. On September 22, 2015, we filed a Motion to Transfer (the “Motion to Transfer”) this case to the United States District Court for the District of Massachusetts. The Plaintiff filed his opposition to the Motion to Transfer on October 5, 2015, and we filed a reply to the Motion to Transfer on October 13, 2015. On March 21, 2016, the District of New Jersey granted our Motion to Transfer. Thus, this case will now be litigated in the United States District Court for the District of Massachusetts (Civil Action No. 1:16-cv-10657-GAO). On May 4, 2016, the Plaintiff filed an amended complaint (the "Amended Complaint"), which is now the operative complaint in this litigation. On June 20, 2016, the Company and the other Defendants filed a Motion to Dismiss the Amended Complaint (the "Motion to Dismiss") and on July 25, 2016, the Plaintiff filed an opposition to the Motion to Dismiss. The Company has until August 15, 2016 to file a reply to the Plaintiff's opposition to the Motion to Dismiss. We believe that the Defendants have meritorious defenses to the allegations made in the Amended Complaint and do not expect the results of this suit to have a material effect on our business or consolidated financial statements.

We are often a party to disputes and legal proceedings that we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material effect on our business or consolidated financial statements.

Item 1A.    Risk Factors

We have revised and updated our discussion of the risk factors affecting our business since those presented in our Quarterly Report on Form 10-Q, Part II, Item 1A. for the quarter ended March 31, 2016.  The following discussion includes four revised risk factors: "Restructuring activities could adversely affect our ability to execute our business strategy",“If in the future we do not have a sufficient number of shares available to issue to our employees, the limited number of shares we could issue may impact our ability to attract, retain and motivate key personnel,” "Our Amended Credit Agreement contains financial and operating restrictions that may limit our access to credit. If we fail to comply with covenants in the Amended Credit Agreement, we may be required to repay any potential indebtedness thereunder, which may have an adverse effect on our liquidity" and "If we fail to hire and retain needed personnel, the implementation of our business plan could slow or our future growth could be jeopardized," which reflect material developments subsequent to the discussion of risk factors included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.  Except for the four risk factors noted above, there have been no material changes in our assessment of our risk factors from those set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. For convenience, all of our risk factors are included below.

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

We incurred net losses in the first and second quarters of 2016, as well as in fiscal years 2015 and 2014. We may incur additional net losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

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

In 2012, the macro-environment for our media gateway trunking business faced significant declining revenues that happened faster than we were anticipating. In the past four years, we continued to experience significant declines in customer spending in our media gateway trunking business, and these declines have continued to date. Even though we continue to transform our company from a media gateway trunking business to an SBC and DSC business, a portion of our current revenue remains dependent upon the commercial success of our voice infrastructure products, which we believe will remain true for the foreseeable future. If the market for these products continues to significantly decline and if our SBC and DSC sales do not accelerate as quickly as we forecast, our operating results could suffer.

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

We recorded net restructuring expense of $13.2 million in the aggregate in 2015, 2014 and 2013, comprised of $12.5 million for severance and related costs, $0.5 million for the consolidation of certain facilities and $0.2 million for the write-off of assets associated with the headcount reduction and facilities consolidations. We initiated a restructuring plan in April 2015 pursuant to which we reduced our workforce by approximately 150 positions, or 12.5% of our worldwide workforce. We also announced, on July 27, 2016, that we are initiating a new restructuring program to further accelerate our investment in new technologies as the communications industry migrates to a Cloud-based architecture. We expect to record between $3 million and $4 million of restructuring expense over the next twelve months in connection with this action.

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

We historically have used stock options, restricted stock and other equity awards as a significant component of our employee compensation program in order to align our employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. In 2007, our stockholders approved our 2007 Stock Incentive Plan (the "2007 Plan"), which includes a limited amount of shares to be granted under such 2007 Plan. Our stockholders approved amendments to the 2007 Plan in June 2010, June 2013, December 2014 and June 2015. At our 2016 annual meeting of stockholders, our stockholders approved an amendment and restatement of the 2007 Plan (as amended and restated, the "Stock Plan") that, among other things, increased the aggregate number of shares of our common stock authorized for issuance under the Stock Plan by 800,000 new shares, from 15,676,713 shares to 16,476,713 shares. However, our stockholders did not approve the proposed stock option exchange program that, if implemented, would have returned shares of our common stock to the Stock Plan that would then be available for future issuance under the Stock Plan.

Since only one of these proposals was approved at our 2016 annual meeting of stockholders, we may not have sufficient shares for our needs in the near future. If our stockholders do not approve any other future amendments that we determine are needed to the Stock Plan, the limited number of shares available for use as equity incentives to employees may make it more difficult for us to attract, retain and motivate key personnel.

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

Continuing turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, as well as political and economic issues in many regions, including the uncertainty arising from the recent referendum vote in the UK in favor of exiting the European Union, continue to put pressure on global economic conditions. Our operating results and our ability to expand into other international markets may also be affected by changing economic conditions particularly germane to that sector or to particular customer markets within that sector.

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

Our Amended Credit Agreement contains financial and operating restrictions that may limit our access to credit. If we fail to comply with covenants in the Amended Credit Agreement, we may be required to repay any potential indebtedness thereunder, which may have an adverse effect on our liquidity.

The Amended Credit Agreement provides us with a revolving credit facility of up to $20 million. Provisions in the Amended Credit Agreement impose limitations on our ability to, among other things:

•	incur additional indebtedness;

•	create liens;

•	enter into transactions with affiliates;

•	dispose of assets;

•	make certain investments; and

•	merge or consolidate.

In addition, we are required to meet certain financial covenants customary for financings of this type. Our failure to comply with these covenants may result in the declaration of an event of default, which could cause us to be unable to borrow under the Amended Credit Agreement or result in the acceleration of the maturity of indebtedness outstanding under the Amended Credit Agreement at such time. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. We are also subject to a 0.1125% commitment fee on any unused commitments available for borrowing.

Furthermore, while we had no amounts outstanding under the Credit Agreement as of June 30, 2016, we may wish to draw on this facility in the future.

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

From time to time, we are subject to claims and litigation regarding intellectual property rights or other claims, which could seriously harm our business and require us to incur significant costs. We are currently subject to a purported class action litigation alleging violations of the federal securities laws in federal district court against us and two of our officers, Raymond P. Dolan, our President and Chief Executive Officer, and Mark T. Greenquist, our former Chief Financial Officer (collectively, the "Defendants"). The plaintiff in the case claims to represent purchasers of our common stock during the period from October 23, 2014 and March 24, 2015, and seeks unspecified damages. The principal allegation contained in the complaint is that the Defendants made misleading forward-looking statements concerning our first quarter of 2015 financial performance.

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

Our customer contracts also generally allow customers to reschedule delivery dates or cancel orders within certain time frames before shipment without penalty and outside those times frames with a penalty. Because of these and other factors, there are risks of excess or inadequate inventory that could negatively affect our expenses, revenue and earnings.

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

We had one executive departure in the first half of 2016: the departure of our Chief Financial Officer, and we are currently searching for a permanent replacement for this role. We had five executive departures in 2015: the departures of our Vice President, Finance, Controller and Principal Accounting Officer; our Vice President and General Manager, Products; our Vice President and General Manager, Global Services; our Chief Information Officer; and our Vice President, Global Marketing. We had one executive departure in 2014: the departure of our Executive Vice President of Strategy and Go-to-Market. While we have since hired replacements and/or promoted certain individuals, there is always a risk of uncertainty and instability relating to our ability to find highly qualified successors for certain executive positions and to transition the duties and responsibilities of any departing key executive in an orderly manner.

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

The telecommunications industry has experienced consolidation, including the acquisition of Aruba Networks, Inc. by HP Inc. in May 2015, the acquisition of Mavenir Systems, Inc. by Mitel Networks Corporation in April 2015, the acquisition of Riverbed Technology, Inc. by Thoma Bravo, a private equity investment firm, in April 2015, the acquisition of Dialogic Inc. by Novacap TMT IV, L.P. in 2014, the acquisitions of Acme Packet, Inc. and Tekelec by Oracle Corporation in 2013, and the pending acquisition of Polycom, Inc. by Siris Capital Group LLC, a private equity investment firm, and we expect this trend to continue. Consolidation among our customers may cause delays or reductions in capital expenditure plans and/or increased competitive pricing pressures as the number of available customers declines and the relative purchasing power of customers increases in relation to suppliers. Any of these factors could adversely affect our business.

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

Under generally accepted accounting principles, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Our intangible assets increased by approximately $11 million in 2015 as a result of our acquisition of the SDN Business, $17 million in 2014 as a result of our acquisition of PT and

$17 million in 2012 as a result of our acquisition of NET. Goodwill, which increased by approximately $1 million in 2015 as a result of our acquisition of the SDN Business, $7 million in 2014 as a result of our acquisition of PT (net of the reduction of goodwill related to the sale of PT's Multi-Protocol Server business) and $27 million in 2012 as a result of our acquisition of NET, is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, significant change in circumstances relative to a large customer, significant decline in our stock price for a sustained period and decline in our market capitalization to below net book value.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1, 2016 to April 30, 2016	65,648	$8.20	65,000	$12,943,681
May 1, 2016 to May 31, 2016	278,204	$8.61	274,000	$10,581,822
June 1, 2016 to June 30, 2016	69,138	$8.97	68,500	$9,966,766
Total	412,990	$8.61	407,500	$9,966,766

(1) Upon vesting of restricted stock awards, our employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. During the second quarter of 2016, 5,490 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

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

Item 5. Other Information

We held our 2016 annual meeting of stockholders on June 9, 2016. At the 2016 annual meeting of stockholders, our stockholders approved (i) changing the name of our 2007 Stock Incentive Plan, as amended, to the Amended and Restated Stock Incentive Plan (the "Stock Plan") and (ii) other amendments to the Stock Plan, including, among other things, to:

•	Increase the number of shares of our common stock authorized for issuance under the Stock Plan by 800,000 shares;

•	Extend the Stock Plan's termination date through the tenth anniversary of the 2016 annual meeting of stockholders;

•
Revise the rate at which restricted common stock awards, restricted common stock units, performance-based stock awards and performance-based stock units (collectively, "full value awards") are counted against the shares of common stock available for issuance under the Stock Plan from 1.61 shares for every one share subject to such award to 1.50 shares for every one share subject to such award. Shares of common stock subject to full value awards that were granted under any prior ratio that applied at the time such awards were granted will continue to return to the Stock Plan upon forfeiture of such awards at the respective previous ratio of 1.50, 1.57 and 1.61, as applicable;

•	Increase the maximum number of shares of our common stock with respect to which awards may be granted to any participant under the Stock Plan to 1,000,000 shares per calendar year;

•
Increase the maximum number of shares of our common stock with respect to which awards may be granted under the Stock Plan to any director who is not an employee of ours at the time of grant to 100,000 shares per calendar year; and

•
Prohibit stock options and stock appreciation rights ("SARs") granted under the Stock Plan from (i) providing for the payment or accrual of dividend equivalents or (ii) containing any provision entitling the grantee to the automatic grant of additional stock options or SARs, as applicable, in connection with the exercise of the original stock option or SAR, as applicable.

The Stock Plan had previously been approved by our Board of Directors, subject to shareholder approval.

The above description of the Stock Plan is qualified in its entirety by reference to the complete text of the Stock Plan, a copy of which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and is incorporated herein by reference.

Item 6.    Exhibits

Exhibit No.		Description
10.1	* +	Amended and Restated Stock Incentive Plan.
10.2	* +	Form of Nonstatutory Stock Option Award Agreement Granted under the Amended and Restated Stock Incentive Plan.
10.3	* +	Form of Restricted Stock Award Agreement Granted under the Amended and Restated Stock Incentive Plan.
10.4	* +	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) for Awards Granted under the Amended and Restated Stock Incentive Plan.
10.5
Second Amendment to Credit Agreement, dated as of June 13, 2016 by and between Sonus Networks, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Lender (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed June 15, 2016 with the SEC).

10.6	+
Employment Agreement between Sonus Networks, Inc. and Susan Villare, accepted on February 3, 2012 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K/A, filed July 8, 2016 with the SEC).

10.7	+
Letter Agreement between Sonus Networks, Inc. and Susan Villare, accepted on July 7, 2016 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K/A, filed July 8, 2016 with the SEC).

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

Date: July 29, 2016	SONUS NETWORKS, INC.

By:	/s/ Susan M. Villare
Susan M. Villare Chief Financial Officer (Interim) (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

10.1	* +	Amended and Restated Stock Incentive Plan.
10.2	* +	Form of Nonstatutory Stock Option Award Agreement Granted under the Amended and Restated Stock Incentive Plan.
10.3	* +	Form of Restricted Stock Award Agreement Granted under the Amended and Restated Stock Incentive Plan.
10.4	* +	Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) for Awards Granted under the Amended and Restated Stock Incentive Plan.
10.5
Second Amendment to Credit Agreement, dated as of June 13, 2016 by and between Sonus Networks, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Lender (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed June 15, 2016 with the SEC).

10.6	+
Employment Agreement between Sonus Networks, Inc. and Susan Villare, accepted on February 3, 2012 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K/A, filed July 8, 2016 with the SEC).

10.7	+
Letter Agreement between Sonus Networks, Inc. and Susan Villare, accepted on July 7, 2016 (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K/A, filed July 8, 2016 with the SEC).

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