Form 10-Q
period 2016-09-30
SONUS NETWORKS INC
filed 2016-10-28
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of October 24, 2016, there were 49,436,925 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
SONUS NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$32,566	$50,111
Marketable securities	49,829	58,533
Accounts receivable, net of allowance for doubtful accounts of $0 at September 30, 2016 and $10 at December 31, 2015	44,169	51,533
Inventory	20,811	23,111
Other current assets	13,237	11,853
Total current assets	160,612	195,141
Property and equipment, net	13,077	13,620
Intangible assets, net	38,794	26,087
Goodwill	52,136	40,310
Investments	38,603	33,605
Deferred income taxes	1,797	1,879
Other assets	4,834	2,249
	$309,853	$312,891
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,331	$5,949
Accrued expenses	22,990	31,963
Current portion of deferred revenue	37,896	38,716
Current portion of long-term liabilities	1,029	821
Total current liabilities	66,246	77,449
Deferred revenue	8,465	7,374
Deferred income taxes	2,806	2,282
Contingent consideration - acquisition	10,000	—
Other long-term liabilities	1,675	2,760
Total liabilities	89,192	89,865
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value per share; 120,000,000 shares authorized; 49,399,271 shares issued and outstanding at September 30, 2016; 49,473,789 shares issued and outstanding at December 31, 2015	49	49
Additional paid-in capital	1,249,095	1,240,803
Accumulated deficit	(1,034,543)	(1,023,242)
Accumulated other comprehensive income	6,060	5,416
Total stockholders' equity	220,661	223,026
	$309,853	$312,891

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
Revenue:
Product	$38,601	$42,230	$108,719	$94,137
Service	26,410	25,632	76,300	78,571
Total revenue	65,011	67,862	185,019	172,708
Cost of revenue:
Product	12,285	13,158	35,230	36,075
Service	9,140	8,992	27,572	27,277
Total cost of revenue	21,425	22,150	62,802	63,352
Gross profit	43,586	45,712	122,217	109,356
Operating expenses:
Research and development	18,230	19,335	53,005	58,642
Sales and marketing	18,103	16,507	50,890	53,812
General and administrative	8,998	11,074	26,656	30,742
Acquisition-related	951	—	951	131
Restructuring	1,620	158	1,620	1,306
Total operating expenses	47,902	47,074	133,122	144,633
Loss from operations	(4,316)	(1,362)	(10,905)	(35,277)
Interest income, net	209	82	590	90
Other income, net	803	133	916	183
Loss before income taxes	(3,304)	(1,147)	(9,399)	(35,004)
Income tax provision	(427)	(749)	(1,902)	(1,594)
Net loss	$(3,731)	$(1,896)	$(11,301)	$(36,598)
Loss per share:
Basic	$(0.08)	$(0.04)	$(0.23)	$(0.74)
Diluted	$(0.08)	$(0.04)	$(0.23)	$(0.74)
Shares used to compute loss per share:
Basic	49,402	49,625	49,436	49,512
Diluted	49,402	49,625	49,436	49,512

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
Net loss	$(3,731)	$(1,896)	$(11,301)	$(36,598)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	49	59	484	11
Unrealized (loss) gain on available-for sale marketable securities, net of tax	(112)	33	160	113
Reclassification adjustment for realized losses included in net loss	—	—	18	—
Other comprehensive income (loss), net of tax	(63)	92	662	124
Comprehensive loss, net of tax	$(3,794)	$(1,804)	$(10,639)	$(36,474)

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30, 2016	September 25, 2015
Cash flows from operating activities:
Net loss	$(11,301)	$(36,598)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	5,914	9,646
Amortization of intangible assets	5,493	4,975
Stock-based compensation	15,464	16,902
Loss on disposal of property and equipment	29	112
Gain on sale of domain name	(800)	—
Deferred income taxes	763	514
Changes in operating assets and liabilities:
Accounts receivable	9,287	11,623
Inventory	2,756	(2,076)
Other operating assets	(798)	1,282
Accounts payable	(2,904)	(2,329)
Accrued expenses and other long-term liabilities	(12,032)	(5,733)
Deferred revenue	(1,823)	3,379
Net cash provided by operating activities	10,048	1,697
Cash flows from investing activities:
Purchases of property and equipment	(3,637)	(6,417)
Business acquisition, net of cash acquired	(20,669)	(10,897)
Purchases of marketable securities	(62,468)	(25,577)
Maturities/sales of marketable securities	65,327	49,328
Proceeds from the sale of domain name	800	—
Net cash (used in) provided by investing activities	(20,647)	6,437
Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	1,360	2,378
Proceeds from exercise of stock options	135	1,757
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(1,538)	(2,314)
Repurchase of common stock	(7,130)	(6,083)
Principal payments of capital lease obligations	(33)	(62)
Net cash used in financing activities	(7,206)	(4,324)
Effect of exchange rate changes on cash and cash equivalents	260	(194)
Net (decrease) increase in cash and cash equivalents	(17,545)	3,616
Cash and cash equivalents, beginning of year	50,111	41,157
Cash and cash equivalents, end of period	$32,566	$44,773
Supplemental disclosure of cash flow information:
Interest paid	$27	$46
Income taxes paid	$1,024	$833
Income tax refunds received	$275	$312
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$444	$556
Property and equipment acquired under capital lease	$36	$—
Fair value of contingent consideration related to acquisition	$10,000	$—

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

For the year ended December 31, 2015, the Company reported its first, second and third quarters on a 4-4-5 basis, with the quarter ending on the Friday closest to the last day of each third month. Accordingly, the Company's first quarter ended on March 27, 2015, the second quarter ended on June 26, 2015 and the third quarter ended on September 25, 2015. Effective January 1, 2016, the Company is reporting its first, second and third quarters on a month-end basis, such that the first quarter ended on March 31, 2016, the second quarter ended on June 30, 2016 and the third quarter ended on September 30, 2016. The Company's fiscal year will continue to end on December 31.

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

On September 26, 2016 (the "Taqua Acquisition Date"), the Company acquired Taqua, LLC ("Taqua"), a leading supplier of IP communications systems, applications and services to mobile and fixed operators. The financial results of Taqua are included in the Company's condensed consolidated financial statements starting on the Taqua Acquisition Date.

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

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during either the three or nine months ended September 30, 2016.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which amends the guidance in Accounting Standards Codification ("ASC") 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. ASU 2016-15 adds or clarifies guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or certain other debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

the predominance principle. ASU 2016-15 is effective for the Company beginning January 1, 2018 for both interim and annual reporting periods, with early adoption permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. The Company is currently assessing the potential impact of the adoption of ASU 2016-15 on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which adds an impairment model that is based on expected losses rather than incurred losses. Under ASU 2016-13, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective for the Company beginning January 1, 2020 for both interim and annual reporting periods, with early adoption permitted. The Company does not expect the adoption of ASU 2016-13 will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for the Company beginning January 1, 2017 for both interim and annual reporting periods, with early adoption permitted. The Company is currently assessing the potential impact of the adoption of ASU 2016-09 on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification ("ASU 2016-02"), its new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases onto the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB's new revenue recognition standard (i.e., those related to evaluating when profit can be recognized). Furthermore, ASU 2016-02 addresses other concerns related to the current leases model. For example, ASU 2016-02 eliminates the current GAAP requirement for an entity to use bright-line tests in determining lease classification. ASU 2016-02 is effective for the Company for both interim and annual periods beginning January 1, 2019. The Company is currently assessing the potential impact of the adoption of ASU 2016-02 on its consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"), which simplifies the measurement of inventory by requiring entities to measure most inventory at the lower of cost and net realizable value, replacing the previous requirement to measure most inventory at the lower of cost or market. ASU 2015-11 does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. ASU 2015-11 is effective for the Company for both interim and annual reporting periods beginning January 1, 2017. The adoption of ASU 2015-11 is not expected to have a material impact on the Company's consolidated financial statements.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), which provides guidelines for determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for the Company for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on the Company's consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB ASC. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property, plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"), which defers the original effective date of interim and annual reporting periods by one year. As a result, the Company will not be required to apply the new revenue standard until annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) ("ASU 2016-08") to clarify certain aspects of the principal-versus-agent guidance in its new revenue recognition standard in response to feedback received from the FASB-International Accounting Standards Board joint revenue recognition transition resource group. ASU 2016-08 clarifies the implementation guidance on principal-versus-agent considerations regarding how an entity determines whether it is a principal or an agent for each specified good or service promised to the customer and how an entity determines the nature of each specified good or service. ASU 2016-08 also provides clarification regarding the application of the principal-versus-agent guidance. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"), which amends certain aspects of the guidance in ASU 2014-09 on identifying performance obligations, including immaterial promised goods or services, shipping and handling activities and identifying when promises represent performance obligations; and licensing implementation guidance, including determining the nature of an entity's promise in granting a license, sales-based and usage-based royalties, restrictions of time, geographical location and use, and renewals of licenses that provide a right to use IP. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) ("ASU 2016-11"), which rescinds certain SEC guidance from the Codification in response to announcements made by the SEC staff at the Emerging Issues Task Force's March 3, 2016 meeting, and which supersedes certain SEC observer comments on the topics of revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, accounting for consideration given by a vendor to a customer and accounting for gas-balancing arrangements upon the adoption of ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Contracts with Customers (Topic 606) ("ASU 2016-12"), which amends certain aspects of ASU 2014-09, including regarding collectability, the presentation of sales tax and other similar taxes collected from customers, non-cash consideration, contract modifications and completed contracts at transition. ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12 are effective at the same time as ASU 2014-09 (as amended by ASU 2015-14). The Company is currently assessing the potential impact of the adoption of these ASUs on its consolidated financial statements.

(2) BUSINESS ACQUISITIONS

Taqua, LLC

On the Taqua Acquisition Date, the Company acquired Taqua, a privately-held company. Taqua enables the transformation of software-based service provider networks to deliver next-generation voice, video and messaging services, including VoIP, Voice over Wi-Fi ("VoWiFi") and Voice over Long-Term Evolution ("VoLTE"). The Company believes that the acquisition of Taqua will, among other things, accelerate the Company's mobile strategy by adding a Virtualized Mobile Core ("VMC") Platform and an IP Multimedia Subsystem ("IMS") Service Core and expand the Company's fixed portfolio by adding a Class 5 Softswitch (the T7000) for Network Transformation projects and a Multimedia Controller used in IP Peering applications (the T7100), both of which are complementary to Sonus' current product offerings. In consideration for the acquisition of Taqua, Sonus paid $19.9 million in cash to the sellers on the Taqua Acquisition Date, net of cash acquired. The Company also entered into an Earn-Out Agreement, dated as of September 26, 2016, with Taqua Holdings, LLC and Jeffrey L. Brawner, the seller representative in the transaction, under which there is the potential for additional cash payments of up to $65.0 million in the aggregate to the sellers if certain annual revenue thresholds are exceeded as measured annually through 2020. Based on historical sales and probability weighted cash flows related to forecasted sales, the Company recorded $10.0 million of contingent consideration as of the Taqua Acquisition Date. The Company determined that the estimated fair value of the earn-out at September 30, 2016 equaled its carrying value. Because there are unobservable inputs to the valuation methodology that are significant to the measurement of its fair value, namely, forecasted sales, the Company has categorized the earn-out at Level 3 within the fair value hierarchy. There were no changes to the estimated fair value of the earn-out between the Taqua Acquisition Date and September 30, 2016.

The transaction has been accounted for as a business combination and the financial results of Taqua have been included in the Company's condensed consolidated financial statements for the period subsequent to its acquisition.

As of September 30, 2016, the valuation of acquired assets, identifiable intangible assets and certain accrued liabilities is preliminary. The Company is in the process of investigating the facts and circumstances existing as of the Taqua Acquisition Date in order to finalize its valuation. Based on the preliminary purchase price allocation, the Company recorded $11.8 million of goodwill, which is primarily due to expected synergies between the combined companies and expanded market opportunities resulting from the expanded product offering portfolio. The goodwill is deductible for tax purposes.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

A summary of the preliminary allocation of the purchase consideration for Taqua is as follows (in thousands):

Fair value of consideration transferred:
Cash, net of cash acquired	$19,919
Contingent consideration estimate	10,000
Fair value of total consideration	$29,919

Fair value of assets acquired and liabilities assumed:
Current assets	3,711
Property and equipment	1,445
Intangible assets:
Developed technology	14,200
Customer relationships	4,000
Goodwill	11,826
Other noncurrent assets	493
Current liabilities	(5,212)
Long-term liabilities	(544)
$29,919

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the acquired developed technology and customer relationship intangible assets. The preliminary valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company's estimates of technology attrition and revenue growth projections. The Company is amortizing the identifiable intangible assets in relation to the expected cash flows from the individual intangible assets over their respective useful lives (see Note 6).

Taqua recorded $9.2 million of revenue for the nine months ended September 30, 2016 and $28.3 million of revenue for the year ended December 31, 2015. The Company has not disclosed the amount of revenue or earnings of Taqua since the Taqua Acquisition Date or pro forma financial information, as these amounts are not significant to the Company's consolidated financial statements.

Treq Labs, Inc.

On the Treq Asset Acquisition Date, the Company acquired from Treq the SDN Business. The SDN Business provides solutions that optimize networks for voice, video and UC for both enterprise and service provider customers. In consideration for the acquisition of the SDN Business, Sonus paid $10.1 million in cash on the Treq Asset Acquisition Date, and an additional consideration payment of $750,000 on each of July 2, 2015 and January 4, 2016. The Company also entered into an Earn-Out Agreement, dated as of January 2, 2015, with Treq and Karl F. May, the seller representative in the transaction (the "Earn-Out Agreement"), under which the Company agreed to issue up to an aggregate of 1.3 million shares of common stock over a three-year period subsequent to the Treq Asset Acquisition Date if aggregate revenue thresholds of at least $60 million are achieved by the SDN Business during that period, and up to an aggregate of an additional 2.2 million shares (3.5 million shares in total) if aggregate revenue thresholds of at least $150 million are achieved by the SDN Business during that period. If the initial revenue thresholds are not met, no shares will be issued. Based on historical and forecasted sales, no incremental contingent consideration was recorded either initially as of the Treq Asset Acquisition Date or through September 30, 2016. Any shares issued pursuant to the Earn-Out Agreement will be issued in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), and will be subsequently registered for resale under the Securities Act by the Company.

The transaction has been accounted for as a business combination. The Company finalized its valuation of the identifiable intangible assets in the second quarter of fiscal 2015. Based on the purchase price allocation, the Company recorded $1.0 million of goodwill, primarily due to expected synergies between the combined companies and expanded market opportunities.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

Acquisition-Related Expenses

Acquisition-related expenses include those expenses related to acquisitions that would otherwise not have been incurred by the Company. These expenses include professional and services fees, such as legal, audit, consulting, paying agent and other fees, as well as cash payments to certain employees of acquired companies in connection with change of control agreements. The amounts recorded in the three and nine months ended September 30, 2016 relate to professional fees in connection with the acquisition of Taqua. The amounts recorded in the nine months ended September 25, 2015 relate to professional fees in connection with the acquisition of the SDN Business. The Company did not record acquisition-related expenses in the three months ended September 25, 2015.

The acquisition-related expenses included in the Company's results of operations for the three and nine months ended September 30, 2016 and September 25, 2015 are as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
Professional and services fees	$951	$—	$951	$131

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

The calculations of shares used to compute basic and diluted loss per share are as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
Weighted average shares outstanding—basic	49,402	49,625	49,436	49,512
Potential dilutive common shares	—	—	—	—
Weighted average shares outstanding—diluted	49,402	49,625	49,436	49,512

Options to purchase the Company's common stock, unvested shares of restricted stock, unvested shares of performance-based stock and shares in connection with future purchases under the Company's Amended and Restated 2000 Employee Stock Purchase Plan, as amended (the "ESPP"), totaling 8.2 million shares for the three and nine months ended September 30, 2016 and 8.6 million shares for the three and nine months ended September 25, 2015 have not been included in the computation of diluted loss per share because their effect would have been antidilutive.

(4) CASH EQUIVALENTS AND INVESTMENTS

The Company invests in debt instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

During the three months ended September 30, 2016, the Company sold $1.1 million of its available-for-sale securities that were impacted by the Money Market Reform Act, which became effective October 14, 2016 for institutional money markets, to avoid any negative impact on the Company's institutional money market investments. The Company recognized nominal gross gains from the sale of these securities. During the three months ended March 31, 2016, the Company sold $3.8 million of its available-for-sale securities and recognized gross losses aggregating $18,000. Accordingly, the Company's Other income, net, in its condensed consolidated statement of operations for the nine months ended September 30, 2016 includes a loss in the aggregate of approximately $18,000 related to the aforementioned sales. The Company did not sell any of its available-for-sale securities during the three or nine months ended September 25, 2015. Investments with continuous unrealized losses for one year or greater at September 30, 2016 were nominal. Since the Company currently does not intend to sell these securities and does not believe it will be required to sell any securities before they recover in value, it does not believe these declines are other-than-temporary.

On a quarterly basis, the Company reviews its marketable securities and investments to determine if there have been any events that could create a credit impairment. Based on its reviews, the Company does not believe that any impairment existed with its current holdings at September 30, 2016.

The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt securities and investments at September 30, 2016 and December 31, 2015 were comprised of the following (in thousands):

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	September 30, 2016
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$12,389	$—	$—	$12,389

Marketable securities
Municipal obligations	$2,627	$3	$—	$2,630
U.S. government agency notes	9,973	9	—	9,982
Corporate debt securities	37,221	12	(16)	37,217
	$49,821	$24	$(16)	$49,829
Investments
Municipal obligations	$1,109	$1	$—	$1,110
U.S. government agency notes	21,470	17	(2)	21,485
Corporate debt securities	16,011	11	(14)	16,008
	$38,590	$29	$(16)	$38,603

	December 31, 2015
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$7,122	$—	$—	$7,122

Marketable securities
Municipal obligations	$3,910	$—	$(1)	$3,909
U.S. government agency notes	3,450	—	(2)	3,448
Corporate debt securities	46,736	2	(56)	46,682
Commercial paper	3,994	—	—	3,994
Certificates of deposit	500	—	—	500
	$58,590	$2	$(59)	$58,533
Investments
Municipal obligations	$2,165	$—	$(4)	$2,161
U.S. government agency notes	1,999	—	(13)	1,986
Corporate debt securities	29,541	2	(85)	29,458
	$33,705	$2	$(102)	$33,605

The Company's available-for-sale debt securities classified as Investments in the condensed consolidated balance sheets at September 30, 2016 and December 31, 2015 had maturity dates after one year but within approximately two years or less from the balance sheet date.

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

The following table shows the fair value of the Company's financial assets at September 30, 2016 and December 31, 2015. These financial assets are comprised of the Company's available-for-sale debt securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the condensed consolidated balance sheets (in thousands):

		Fair value measurements at September 30, 2016 using:
	Total carrying value at September 30, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$12,389	$12,389	$—	$—

Marketable securities
Municipal obligations	$2,630	$—	$2,630	$—
U.S. government agency notes	9,982	—	9,982	—
Corporate debt securities	37,217	—	37,217	—
	$49,829	$—	$49,829	$—
Investments
Municipal obligations	$1,110	$—	$1,110	$—
U.S. government agency notes	21,485	—	21,485	—
Corporate debt securities	16,008	—	16,008	—
	$38,603	$—	$38,603	$—

		Fair value measurements at December 31, 2015 using:
	Total carrying value at December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$7,122	$7,122	$—	$—

Marketable securities
Municipal obligations	$3,909	$—	$3,909	$—
U.S. government agency notes	3,448	—	3,448	—
Corporate debt securities	46,682	—	46,682	—
Commercial paper	3,994	—	3,994	—
Certificates of deposit	500	—	500	—
	$58,533	$—	$58,533	$—
Investments
Municipal obligations	$2,161	$—	$2,161	$—
U.S. government agency notes	1,986	—	1,986	—
Corporate debt securities	29,458	—	29,458	—
	$33,605	$—	$33,605	$—

The Company's marketable securities and investments have been valued with the assistance of valuations provided by third-party pricing services, as derived from such services' pricing models. Inputs to the models may include, but are not

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

(5) INVENTORY

Inventory at September 30, 2016 and December 31, 2015 consists of the following (in thousands):

	September 30, 2016	December 31, 2015
On-hand final assemblies and finished goods inventories	$17,319	$17,136
Deferred cost of goods sold	4,942	5,975
	22,261	23,111
Less current portion	(20,811)	(23,111)
Noncurrent portion (included in Other assets)	$1,450	$—

(6) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at September 30, 2016 and December 31, 2015 consist of the following (dollars in thousands):

September 30, 2016	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Developed technology	6.92	$47,080	$14,952	$32,128
Customer relationships	5.69	14,030	7,364	6,666
Internal use software	3.00	730	730	—
	6.59	$61,840	$23,046	$38,794

December 31, 2015	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
In-process research and development	*	$1,600	$—	$1,600
Developed technology	6.42	31,280	10,415	20,865
Customer relationships	5.57	10,030	6,408	3,622
Internal use software	3.00	730	730	—
	6.19	$43,640	$17,553	$26,087

________________
* An in-process research and development intangible asset has an indefinite life until the product is generally available, at which time such asset is reclassified to developed technology. As of September 30, 2016, all of the Company's in-process research and development intangible assets had been reclassified to developed technology and are being amortized over their respective estimated useful lives.

Amortization expense for intangible assets for the three and nine months ended September 30, 2016 and September 25, 2015 was as follows (in thousands):

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended		Nine months ended		Statement of operations classification
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
Developed technology	$1,455	$1,282	$4,537	$3,505	Cost of revenue - product
Customer relationships	319	414	956	1,308	Sales and marketing
Internal use software	—	41	—	162	Cost of revenue - product
	$1,774	$1,737	$5,493	$4,975

During the three months ended September 30, 2016, the Company recorded intangible assets aggregating $18.2 million, comprised of $14.2 million related to developed technology, with an estimated useful life of 8 years, and $4.0 million related to customer relationships, with an estimated useful life of 6 years. The Company is amortizing these intangible assets in relation to the expected cash flows from the individual intangible assets over their respective useful lives. The Company did not record amortization expense for the Taqua intangible assets for the period from the Taqua Acquisition Date through September 30, 2016, as the amounts were immaterial to the Company's consolidated financial results.

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

Estimated future amortization expense for the Company's intangible assets at September 30, 2016 is as follows (in thousands):

Years ending December 31,
Remainder of 2016	$2,524
2017	10,836
2018	7,747
2019	7,079
2020	4,507
Thereafter	6,101
$38,794

The changes in the carrying value of the Company's goodwill in the nine months ended September 30, 2016 were as follows (in thousands):

Balance at January 1, 2016
Goodwill	$43,416
Accumulated impairment losses	(3,106)
40,310
Acquisition of Taqua	11,826
Balance at September 30, 2016	$52,136

Balance at September 30, 2016
Goodwill	$55,242
Accumulated impairment losses	(3,106)
$52,136

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The changes in the carrying value of the Company's goodwill in the nine months ended September 25, 2015 were as follows (in thousands):

Balance at January 1, 2015
Goodwill	$42,369
Accumulated impairment losses	(3,106)
39,263
Acquisition of SDN Business	1,047
Balance at September 25, 2015	$40,310

Balance at September 25, 2015
Goodwill	$43,416
Accumulated impairment losses	(3,106)
$40,310

(7) ACCRUED EXPENSES
Accrued expenses at September 30, 2016 and December 31, 2015 consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Employee compensation and related costs	$12,577	$22,180
Other	10,413	9,783
	$22,990	$31,963

(8) RESTRUCTURING ACCRUAL

2016 Restructuring Initiative

In July 2016, the Company announced a program to further accelerate its investment in new technologies as the communications industry migrates to a cloud-based architecture (the "2016 Restructuring Initiative"). The Company expects to record between $3 million and $4 million of restructuring expense through the third quarter of 2017 in connection with this action, resulting in expected annual savings of approximately $6 million to $8 million. The Company intends to utilize the entire savings to shift headcount toward new strategic initiatives, such as new products and an expanded go-to-market footprint in selected geographies and discrete vertical markets. In connection with this restructuring initiative, the Company recorded $1.2 million in the three months ended September 30, 2016. A summary of the 2016 Restructuring Initiative accrual activity for the nine months ended September 30, 2016 is as follows:

	Balance at January 1, 2016	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at September 30, 2016
Severance	$—	$1,236	$—	$(216)	$1,020

The Company expects that the amounts accrued under the 2016 Restructuring Initiative will be paid by end of the fourth quarter of 2017.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Taqua Restructuring Initiative

In connection with the acquisition of Taqua, the Company's management approved an immaterial restructuring plan in the third quarter of 2016 to eliminate certain redundant positions within the combined companies. On October 24, 2016, the Audit Committee of the Board of Directors of the Company approved a broader Taqua restructuring plan related to headcount and redundant facilities (both restructuring plans, the "Taqua Restructuring Initiative"). In connection with this initiative, the Company recorded $0.4 million in the three months ended September 30, 2016. The Company anticipates it will record additional future expense in connection with this initiative for headcount and redundant facilities aggregating approximately $1 million to $2 million. A summary of the Taqua Restructuring Initiative accrual activity for the nine months ended September 30, 2016 is as follows:

	Balance at January 1, 2016	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at September 30, 2016
Severance	$—	$384	$—	$—	$384

The Company expects that the amounts accrued under the Taqua Restructuring Initiative will be paid by the end of the second quarter of 2017.

2015 Restructuring Initiative

To better align the Company's cost structure to its current revenue expectations, in April 2015, the Company announced a cost reduction review and restructuring initiative (the "2015 Restructuring Initiative"). A summary of the 2015 Restructuring Initiative accrual activity for the nine months ended September 30, 2016 is as follows (in thousands):

	Balance at January 1, 2016	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at September 30, 2016
Severance	$749	$—	$—	$(649)	$100

The Company expects that the remaining amounts accrued under the 2015 Restructuring Initiative will be paid by the end of 2016.

Balance Sheet Classification

At September 30, 2016, the Company's restructuring accruals aggregated $1.5 million, of which approximately $33,000 was included in Other long-term liabilities, with the remainder included in Accrued expenses in the condensed consolidated balance sheet. At December 31, 2015, all of the restructuring accrual was included in Accrued expenses, as there was no long-term portion.

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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

The Amended Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments, investments, transactions with affiliates, certain restrictive agreements and compliance with sanctions laws and regulations. The total revenues of the Loan Parties cannot be less than an aggregate of $50 million as of the last day of the Loan Parties' fiscal quarter, computed on a fiscal quarterly basis. The credit facility will become due on June 30, 2017, subject to acceleration upon certain specified events of default, including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations of warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, an ERISA Event (as defined in the Amended Credit Agreement), the failure to pay specified indebtedness and a change of control default.

The Company did not have any amounts outstanding under the Amended Credit Agreement at either September 30, 2016 or December 31, 2015.

(10) COMMON STOCK REPURCHASES

On July 29, 2013, the Company announced that its Board of Directors had authorized a stock buyback program to repurchase up to $100 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. The Company may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The Company has not implemented such a 10b5-1 repurchase program to date. The stock buyback program may be suspended or discontinued at any time. The stock buyback program is being funded using the Company's working capital. During the nine months ended September 30, 2016, the Company spent $7.1 million, including transaction fees, to repurchase and retire 0.9 million shares of its common stock under the stock buyback program. During the nine months ended September 25, 2015, the Company spent $6.1 million, including transaction fees, to repurchase and retire 0.4 million shares of its common stock under the stock buyback program. At September 30, 2016, the Company had $7.8 million remaining under the stock buyback program for future repurchases.

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

•
Revise the rate at which RSAs, RSUs, PSAs and PSUs (collectively, "full value awards") are counted against the shares of common stock available for issuance under the Stock Plan from 1.61 shares for every one share subject to such award to 1.50 shares for every one share subject to such award. Shares of common stock subject to full value awards that were granted under any prior ratio that applied at the time such awards were granted will continue to return to the Stock Plan upon forfeiture of such awards at the respective previous ratio of 1.50, 1.57 and 1.61, as applicable;

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

•
RSAs and RSUs (collectively, the "restricted stock grants") will generally vest over a period of three years, with one-third of the shares underlying the grant vesting on the first anniversary of the grant date and the remaining two-thirds vesting in equal increments semi-annually through the third anniversary of the grant date.

The Company neither adjusted nor intends to adjust the vesting schedules of stock options or restricted stock grants awarded prior to June 9, 2016 to reflect the new three-year vesting schedules.

Executive Equity Arrangements

On April 1, 2016, the Company granted an aggregate of 131,250 PSUs with both market and service conditions to six of its executives (the "2016 PSUs"). The terms of the 2016 PSUs are such that up to one-third of the shares subject to the 2016 PSUs will vest on each of the first, second and third anniversaries of the date of grant (collectively, the "2016 PSU Vesting Dates") to the extent of achievement of the Company's total shareholder return ("TSR") compared to the TSR of the companies included in the NASDAQ Telecommunications Index for the same fiscal year, measured by the Compensation Committee after each of the 2016, 2017 and 2018 fiscal years, respectively (as used in this paragraph, each, a "Performance Period"). The shares determined to be earned will vest on the anniversary of the grant date following each Performance Period. Shares subject to the 2016 PSUs that fail to be earned will be forfeited. The 2016 PSUs include a market condition that requires the use of a Monte Carlo simulation approach to model future stock price movements based upon the risk-free rate of return, the volatility of each entity, and the pair-wise covariance between each entity. These results were then used to calculate the grant date fair values of the 2016 PSUs. Because the 2016 PSUs have market conditions, the Company is required to record expense

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

for the 2016 PSUs through the final 2016 PSU Vesting Date of April 1, 2019, regardless of the number of shares that are ultimately earned. In June 2016, one executive separated from the Company and forfeited his unvested 2016 PSUs; these forfeited unvested 2016 PSUs are reported as such in the performance-based units table below.

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

In connection with the October 2016 separation of one executive from the Company and the terms of his employment agreement, as amended, the vesting schedules of certain of his stock options, RSAs and PSUs were accelerated to October 3, 2016. Accordingly, the Company accelerated the expense recognition in connection with these accelerated grants, resulting in incremental stock-based compensation expense of $1.9 million recorded in the three months ended September 30, 2016. The Company recorded all such incremental expense in the three months ended September 30, 2016, as any expense attributable to the period in the fourth quarter of 2016 was immaterial to the Company's consolidated financial results.

Stock Options

The activity related to the Company's outstanding stock options during the nine months ended September 30, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	6,352,208	$15.99
Granted	161,090	$8.41
Exercised	(19,578)	$6.87
Forfeited	(155,787)	$14.80
Expired	(569,905)	$16.99
Outstanding at September 30, 2016	5,768,028	$15.74	5.51	$294
Vested or expected to vest at September 30, 2016	5,666,592	$15.78	5.46	$282
Exercisable at September 30, 2016	4,619,681	$15.82	5.01	$238

The grant date fair values of options to purchase common stock granted in the three and nine months ended September 30, 2016 were estimated using the Black-Scholes valuation model with the following assumptions:

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended	Nine months ended
	September 30, 2016	September 30, 2016
Risk-free interest rate	1.13%	1.00% - 1.60%
Expected dividends	—	—
Weighted average volatility	51.6%	54.8%
Expected life (years)	5.0	5.0-10.0

Additional information regarding the Company's stock options for the three and nine months ended September 30, 2016 is as follows:

	Three months ended	Nine months ended
	September 30, 2016	September 30, 2016
Weighted average grant date fair value of stock options granted	$4.01	$4.46
Total intrinsic value of stock options exercised (in thousands)	$27	$38
Cash received from the exercise of stock options (in thousands)	$120	$135

Restricted Stock Awards and Units

The activity related to the Company's RSAs for the nine months ended September 30, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2016	1,512,783	$13.48
Granted	1,535,902	$7.79
Vested	(701,774)	$12.82
Forfeited	(318,102)	$10.25
Unvested balance at September 30, 2016	2,028,809	$9.91

The activity related to the Company's RSUs for the nine months ended September 30, 2016 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2016	95,361	$16.05
Granted	53,400	$7.58
Vested	(35,193)	$16.05
Forfeited	(3,349)	$16.05
Unvested balance at September 30, 2016	110,219	$11.95

The total fair value of shares of restricted stock granted under RSAs and RSUs that vested during the nine months ended September 30, 2016 was $9.6 million.

Performance-Based Stock Units

The activity related to the Company's PSUs for the nine months ended September 30, 2016 is as follows:

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2016	111,250	$14.68
Granted	131,250	$9.39
Vested	—	$—
Forfeited	(66,665)	$12.77
Unvested balance at September 30, 2016	175,835	$10.58

Employee Stock Purchase Plan

The Company's ESPP provides for six-month offering periods with the purchase price of the stock equal to 85% of the lesser of the market price on the first or last day of the offering period. The maximum number of shares of common stock an employee may purchase during each offering period is 500, subject to certain adjustments pursuant to the ESPP.

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three and nine months ended September 30, 2016 and September 25, 2015 as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
Product cost of revenue	$95	$81	$259	$238
Service cost of revenue	331	378	985	1,155
Research and development	1,298	1,349	3,687	4,152
Sales and marketing	3,048	1,282	5,292	4,150
General and administrative	1,636	2,183	5,241	7,207
	$6,408	$5,273	$15,464	$16,902

There is no income tax benefit for employee stock-based compensation expense for the nine months ended September 30, 2016 or September 25, 2015 due to the valuation allowance recorded.

At September 30, 2016, there was $25.2 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, awards, units and ESPP shares. This expense is expected to be recognized over a weighted average period of approximately two years.

(12) MAJOR CUSTOMERS

The following customers contributed 10% or more of the Company's revenue in at least one of the three or nine month periods ended September 30, 2016 and September 25, 2015:

	Three months ended		Nine months ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
AT&T Inc.	12%	15%	13%	14%
Inteliquent	*	14%	*	*
CenturyLink	*	11%	*	*
_______________________
* Represents less than 10% of revenue

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

At September 30, 2016, two customers accounted for 10% or more of the Company's accounts receivable balance, representing approximately 28% of the Company's accounts receivable balance. At December 31, 2015, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 11% of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(13) GEOGRAPHIC INFORMATION

The Company's classification of revenue by geographic area is determined by the location to which the product is shipped or where the services are performed. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Three months ended		Nine months ended
	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
United States	70%	77%	69%	71%
Europe, Middle East and Africa	14	11	13	12
Japan	7	5	10	10
Other Asia Pacific	5	4	5	4
Other	4	3	3	3
	100%	100%	100%	100%

International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next, and accordingly, historical data may not be indicative of future periods.

(14) INCOME TAXES

The Company's income tax provisions for the nine months ended September 30, 2016 and September 25, 2015 reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full year. The estimated effective rates for the nine months ended September 30, 2016 and September 25, 2015 do not include any benefit for the Company's domestic losses, as the Company has concluded that a valuation allowance on any domestic benefit is required. Included in the Company's provision for the nine months ended September 30, 2016 is a discrete charge of $0.7 million related to an uncertain tax position of the Company's subsidiary in France.

(15) COMMITMENTS AND CONTINGENCIES

On April 6, 2015, Ming Huang, a purported shareholder of the Company, filed a Class Action Complaint (Civil Action No. 3:15-02407), alleging violations of the federal securities laws (the "Complaint") in the United States District Court for the District of New Jersey (the "District of New Jersey"), against the Company and two of its officers, Raymond P. Dolan, the Company's President and Chief Executive Officer, and Mark T. Greenquist, the Company's former Chief Financial Officer (collectively, the "Defendants"). On September 21, 2015, in response to motions subsequently filed with the District of New Jersey by four other purported shareholders of the Company seeking status as lead plaintiff, the District of New Jersey appointed Richard Sousa as lead plaintiff (the "Plaintiff"). The Plaintiff claims to represent purchasers of the Company's common stock during the period from October 23, 2014 to March 24, 2015, and seeks unspecified damages. The principal allegation contained in the Complaint is that the Defendants made misleading forward-looking statements concerning the Company's fiscal first quarter of 2015 financial performance. On September 22, 2015, the Company filed a Motion to Transfer

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(the “Motion to Transfer”) this case to the United States District Court for the District of Massachusetts. The Plaintiff filed his opposition to the Motion to Transfer on October 5, 2015, and the Company filed a reply to the Motion to Transfer on October 13, 2015. On March 21, 2016, the District of New Jersey granted the Company's Motion to Transfer. Thus, this case will now be litigated in the United States District Court for the District of Massachusetts (Civil Action No. 1:16-cv-10657-GAO). On May 4, 2016, the Plaintiff filed an amended complaint (the "Amended Complaint"), which is now the operative complaint in this litigation. On June 20, 2016, the Company and the other Defendants filed a Motion to Dismiss the Amended Complaint (the "Motion to Dismiss") and on July 25, 2016, the Plaintiff filed an opposition to the Motion to Dismiss. The Company filed its reply to the Plaintiff's opposition to the Motion to Dismiss on August 15, 2016. The Company believes that the Defendants have meritorious defenses to the allegations made in the Amended Complaint and does not expect the results of this suit to have a material effect on its business or consolidated financial statements. The Company is also fully cooperating with an SEC inquiry regarding the development and issuance of the Company's first quarter 2015 revenue and earnings guidance. At this time, it is not possible to predict the outcome of the SEC's inquiry, including whether or not any proceedings will be initiated or, if so, when or how the matter will be resolved and therefore an estimate of the possible range of loss, if any, cannot be made.

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

Overview

We are a leading provider of networked solutions for communications service providers (e.g., telecommunications, wireless and cable service providers) and enterprises to help them advance, protect and unify their communications and improve collaboration. We help many of the world's leading communications service providers and enterprises embrace the next generation of Session Initiation Protocol ("SIP") and 4G/LTE (Long Term Evolution)-based solutions, including Voice over IP ("VoIP") video and Unified Communications ("UC") through secure, reliable and scalable Internet Protocol ("IP") networks. Our products include session border controllers ("SBCs"), diameter signaling controllers ("DSCs"), policy/routing servers and network intelligence applications ("VellOS") and are designed to provide network-wide security and other cloud network exchange services, media and signaling gateways and network analytics tools. Our products are supported by a global services team with experience in design, deployment and maintenance of some of the world's largest IP networks.

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

For the year ended December 31, 2015, we reported our first, second and third quarters on a 4-4-5 basis, with the quarter ending on the Friday closest to the last day of each third month. Accordingly, our first quarter ended on March 27, 2015, our second quarter ended on June 26, 2015 and our third quarter ended on September 25, 2015. Effective January 1, 2016, we are reporting our first, second and third quarters on a month-end basis, such that our first quarter ended on March 31, 2016, our second quarter ended on June 30, 2016 and our third quarter ended on September 30, 2016. Our fiscal year will continue to end on December 31.

On September 26, 2016 (the "Taqua Acquisition Date"), we acquired Taqua, LLC ("Taqua"), a leading supplier of IP communications systems, applications and services to mobile and fixed operators. Taqua enables the transformation of software-based service provider networks to deliver next-generation voice, video and messaging services, including VoIP, Voice over Wi-Fi ("VoWiFi") and Voice over Long-Term Evolution ("VoLTE"). We believe that the acquisition of Taqua will, among other things, accelerate our mobile strategy by adding a Virtualized Mobile Core ("VMC") Platform and an IP Multimedia Subsystem ("IMS") Service Core and expand our fixed portfolio by adding a Class 5 Softswitch (the T7000) for Network Transformation projects and a Multimedia Controller used in IP Peering applications (the T7100), both of which are complementary to our current product offerings. In consideration for the acquisition of Taqua, we paid $19.9 million in cash to the sellers on the Taqua Acquisition Date, net of cash acquired. We also entered into an Earn-Out Agreement, dated as of September 26, 2016, with Taqua Holdings, LLC and Jeffrey L. Brawner, the seller representative in the transaction, under which there is the potential for additional cash payments to the sellers if certain annual revenue thresholds are exceeded as measured annually through 2020. Based on historical sales and probability weighted cash flows related to forecasted sales, we recorded $10.0 million of contingent consideration as of the Taqua Acquisition Date. The financial results of Taqua are included in our condensed consolidated financial statements starting on the Taqua Acquisition Date.

On January 2, 2015 (the "Treq Asset Acquisition Date"), we acquired from Treq Labs, Inc. ("Treq") certain assets related to its business of designing, developing, marketing, selling, servicing and maintaining software-defined networking ("SDN") technology, SDN controller software and SDN management software (the "SDN Business") for $10.1 million in cash on the Treq Asset Acquisition Date, and an additional consideration payment of $750,000 paid on each of July 2, 2015 and January 4, 2016. We also entered into an Earn-Out Agreement under which we agreed to issue to the sellers up to an aggregate of 1.3 million shares of common stock over a three-year period subsequent to the Treq Asset Acquisition Date if aggregate revenue thresholds of at least $60 million are achieved by the SDN Business during that period, and up to an aggregate of an additional 2.2 million shares (3.5 million shares in total) if aggregate revenue thresholds of at least $150 million are achieved by the SDN Business during that period. If the initial revenue thresholds are not met, no shares will be issued. Based on historical and forecasted sales, no incremental contingent consideration was recorded initially as of the Treq Asset Acquisition Date or through September 30, 2016. The SDN Business provides solutions that optimize networks for voice, video and UC for both enterprise and service provider customers. The financial results of the SDN Business are included in our condensed consolidated financial statements starting on the Treq Asset Acquisition Date.

On July 27, 2016, we announced that Anthony Scarfo ("Mr. Scarfo") was stepping down as Executive Vice President, Services, Product Management and Corporate Development, effective immediately. Mr. Scarfo remained with the Company in an advisory role to assist in the transition of his duties until October 3, 2016. In connection with Mr. Scarfo's separation from the Company, and in accordance with his employment agreement, as amended, we accelerated the vesting of certain of his unvested stock options, restricted stock awards ("RSAs") and performance-based stock units ("PSUs"). This acceleration resulted in incremental stock-based compensation expense aggregating $1.9 million in the three and nine months ended September 30, 2016, which is included as a component of Sales and marketing expense in our condensed consolidated statements of operations.

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

In connection with the acquisition of Taqua, our management approved an immaterial restructuring plan in the third quarter of 2016 to eliminate certain redundant positions within the combined companies. On October 24, 2016, the Audit Committee of our Board of Directors approved a broader Taqua restructuring plan related to headcount and redundant facilities

(both restructuring plans, the "Taqua Restructuring Initiative"). In addition to the $0.4 million of expense recorded in the three months ended September 30, 2016, we expect to record future expense through the end of the second quarter of 2017 of approximately $1 million to $2 million in the aggregate in connection with this initiative, of which approximately $1 million is related to headcount and $1 million is related to facilities, all of which will require cash payments.

On July 27, 2016, we announced a restructuring program to further accelerate our investment in new technologies as the communications industry migrates to a cloud-based architecture (the "2016 Restructuring Initiative"). The Audit Committee approved such restructuring program on July 25, 2016. We expect to record between $3 million and $4 million of restructuring expense over the next twelve months in connection with this action, resulting in expected annual savings of approximately $6 million to $8 million. We intend to utilize the entire savings to shift headcount towards new strategic initiatives (e.g., new products, expanded go-to-market footprint in selected geographies and discrete vertical markets).

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

We reported losses from operations of $4.3 million for the three months ended September 30, 2016 and $1.4 million for the three months ended September 25, 2015. We reported losses from operations of $10.9 million for the nine months ended September 30, 2016 and $35.3 million for the nine months ended September 25, 2015.

We reported net losses of $3.7 million for the three months ended September 30, 2016 and $1.9 million for the three months ended September 25, 2015. We reported net losses of $11.3 million for the nine months ended September 30, 2016 and $36.6 million for the nine months ended September 25, 2015.

Our revenue was $65.0 million in the three months ended September 30, 2016 and $67.9 million in the three months ended September 25, 2015. Our revenue was $185.0 million in the nine months ended September 30, 2016 and $172.7 million in the nine months ended September 25, 2015.

Our gross profit was $43.6 million in the three months ended September 30, 2016 and $45.7 million in the three months ended September 25, 2015. Our gross profit was $122.2 million in the nine months ended September 30, 2016 and $109.4 million in the nine months ended September 25, 2015. Our gross profit as a percentage of revenue ("total gross margin") was 67.0% in the three months ended September 30, 2016 and 67.4% in the three months ended September 25, 2015. Our total gross margin was 66.1% in the nine months ended September 30, 2016 and 63.3% in the nine months ended September 25, 2015.

Our operating expenses were $47.9 million in the three months ended September 30, 2016, compared to $47.1 million in the three months ended September 25, 2015. Our operating expenses were $133.1 million in the nine months ended September 30, 2016 and $144.6 million in the nine months ended September 25, 2015.

We recorded stock-based compensation expense of $6.4 million in the three months ended September 30, 2016, compared to $5.3 million in the three months ended September 25, 2015, and $15.5 million in the nine months ended September 30, 2016, compared to $16.9 million in the nine months ended September 25, 2015. These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations.

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

For a further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There were no significant changes to our critical accounting policies from December 31, 2015 through September 30, 2016.

Results of Operations

Three and nine months ended September 30, 2016 and September 25, 2015

Revenue. Revenue for the three and nine months ended September 30, 2016 and September 25, 2015 was as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	September 30, 2016	September 25, 2015	$	%
Product	$38,601	$42,230	$(3,629)	(8.6)%
Service	26,410	25,632	778	3.0%
Total revenue	$65,011	$67,862	$(2,851)	(4.2)%

	Nine months ended		Increase (decrease) from prior year
	September 30, 2016	September 25, 2015	$	%
Product	$108,719	$94,137	$14,582	15.5%
Service	76,300	78,571	(2,271)	(2.9)%
Total revenue	$185,019	$172,708	$12,311	7.1%

Product revenue is comprised of sales of our communication infrastructure products. The decrease in product revenue in the three months ended September 30, 2016 compared to the three months ended September 25, 2015 was primarily the result of a decrease in sales of our GSX-related products, partially offset by an increase in sales of our signaling products. Sales of our SBC products were essentially flat compared to the three months ended September 25, 2015.

The increase in product revenue in the nine months ended September 30, 2016 compared to the nine months ended September 25, 2015 was primarily the result of growth in the sales of our SBC products, in particular, our SBC 7000 and SBC

5000 products. Sales of our SBC 7000 and SBC 5000 products increased approximately 28% in the aggregate in the nine months ended September 30, 2016 compared to the nine months ended September 25, 2015.

In the three months ended September 30, 2016, approximately 32% of our total product revenue was from indirect sales through our channel partner program, compared to approximately 22% in the three months ended September 25, 2015. Approximately 26% of our total product revenue was from indirect sales through our channel partner program in the nine months ended September 30, 2016, compared to approximately 24% in the nine months ended September 25, 2015.

In the three months ended September 30, 2016, our product revenue from sales to enterprise customers was approximately 21% of our total product revenue, compared to approximately 20% in the three months ended September 25, 2015. Our product revenue from sales to enterprise customers was approximately 20% of our total product revenue in the nine months ended September 30, 2016, compared to approximately 19% in the nine months ended September 25, 2015. These sales were made both through our direct sales team and indirect sales channel partners.

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

Service revenue for the three and nine months ended September 30, 2016 and September 25, 2015 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase from prior year
	September 30, 2016	September 25, 2015	$	%
Maintenance	$22,263	$22,024	$239	1.1%
Professional services	4,147	3,608	539	14.9%
	$26,410	$25,632	$778	3.0%

	Nine months ended		Decrease from prior year
	September 30, 2016	September 25, 2015	$	%
Maintenance	$64,290	$65,618	$(1,328)	(2.0)%
Professional services	12,010	12,953	(943)	(7.3)%
	$76,300	$78,571	$(2,271)	(2.9)%

Our maintenance revenue increased slightly in the three months ended September 30, 2016 compared to the three months ended September 25, 2015, primarily due to customer mix, including customer renewals, and the timing of product shipments with related maintenance revenue. Our maintenance revenue decreased in the nine months ended September 30, 2016 compared to the nine months ended September 25, 2015, primarily due to customer mix, including customer renewals, and the timing of product shipments with related maintenance.

The increase in our professional services revenue in the three months ended September 30, 2016 compared to the three months ended September 25, 2015 was primarily due to higher revenue from projects completed in the current year period compared to the same prior year period.

The decrease in our professional services revenue in the nine months ended September 30, 2016 compared to the nine months ended September 25, 2015 primarily reflects lower project-related revenue in the current year period compared to the same prior year period.

The timing of the completion of projects for revenue recognition, customer payments and maintenance contracts may cause our service revenue to fluctuate from one period to the next. We expect that our service revenue in fiscal 2016 will decrease slightly from fiscal 2015 levels as a result of customer merger activities and lower project-related service work.

The following customers contributed 10% or more of our revenue in at least one of the three or nine month periods ended

September 30, 2016 and September 25, 2015:

	Three months ended		Nine months ended
Customer	September 30, 2016	September 25, 2015	September 30, 2016	September 25, 2015
AT&T Inc.	12%	15%	13%	14%
Inteliquent	*	14%	*	*
CenturyLink	*	11%	*	*
_______________________
* Represents less than 10% of revenue

International revenue was approximately 30% of revenue in the three months ended September 30, 2016 and approximately 23% of revenue in the three months ended September 25, 2015. International revenue was approximately 31% of revenue in the nine months ended September 30, 2016 and approximately 29% in the nine months ended September 25, 2015. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue will fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $8.8 million at September 30, 2016 and $12.5 million at December 31, 2015. Our deferred service revenue was $37.6 million at September 30, 2016 and $33.6 million at December 31, 2015. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross margins for the three and nine months ended September 30, 2016 and September 25, 2015 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	September 30, 2016	September 25, 2015	$	%
Cost of revenue
Product	$12,285	$13,158	$(873)	(6.6)%
Service	9,140	8,992	148	1.6%
Total cost of revenue	$21,425	$22,150	$(725)	(3.3)%
Gross margin
Product	68.2%	68.8%
Service	65.4%	64.9%
Total gross margin	67.0%	67.4%

	Nine months ended		Increase (decrease) from prior year
	September 30, 2016	September 25, 2015	$	%
Cost of revenue
Product	$35,230	$36,075	$(845)	(2.3)%
Service	27,572	27,277	295	1.1%
Total cost of revenue	$62,802	$63,352	$(550)	(0.9)%
Gross margin
Product	67.6%	61.7%
Service	63.9%	65.3%
Total gross margin	66.1%	63.3%

The decrease in product gross margin in the three months ended September 30, 2016 compared to the three months ended September 25, 2015 was primarily due to lower product revenue against certain fixed manufacturing costs. The increase in product gross margin in the nine months ended September 30, 2016 compared to the nine months ended September 25, 2015 was primarily due to higher product revenue against certain fixed manufacturing costs, coupled with lower variable costs in connection with our inventory valuation, which increased our product gross margin in the aggregate by approximately five percentage points. Our product and customer mix, particularly sales of our SBC 7000 and SBC 5000 products, increased our product gross margin by approximately one percentage point in the nine months ended September 30, 2016, compared to the nine months ended September 25, 2015.

The increase in service gross margin in the three months ended September 30, 2016 compared to the three months ended September 25, 2015 was primarily due to higher revenue against relatively fixed costs, which increased our service gross margin by approximately one-half of one percentage point. The decrease in service gross margin in the nine months ended September 30, 2016 compared to the nine months ended September 25, 2015 was primarily due to lower revenue against relatively fixed costs.

We believe that our total gross margin will continue to be greater than 60% in the foreseeable future.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs related to the design, development, testing and enhancement of our products. Research and development expenses for the three and nine months ended September 30, 2016 and September 25, 2015 were as follows (in thousands, except percentages):

			Decrease from prior year
	September 30, 2016	September 25, 2015	$	%
Three months ended	$18,230	$19,335	$(1,105)	(5.7)%
Nine months ended	$53,005	$58,642	$(5,637)	(9.6)%

The decrease in research and development expenses in the three months ended September 30, 2016 compared to the three months ended September 25, 2015 is attributable to $0.5 million of lower depreciation expense, $0.3 million of lower product development (third-party development, prototype and equipment) costs, $0.2 million of lower facilities expense and $0.1 million of net reductions in other research and development expenses. Employee-related expenses were virtually flat in the three months ended September 30, 2016 compared to the three months ended September 25, 2015.

The decrease in research and development expenses in the nine months ended September 30, 2016 compared to the nine months ended September 25, 2015 is attributable to $2.5 million of lower depreciation expense, $1.5 million of lower product development costs, $1.1 million of lower facilities costs, $0.3 million of lower employee-related expenses and $0.2 million of net reductions in other research and development expenses. The decrease in employee-related expenses is attributable to $1.7 million of lower salary and related expenses and $0.5 million of lower stock-based compensation expense, partially offset by $1.9 million of higher expense related to our Company-wide cash bonus program. Our lower salary and related expenses are primarily due to reduced headcount in connection with our 2015 restructuring initiative.

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

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three and nine months ended September 30, 2016 and September 25, 2015 were as follows (in thousands, except percentages):

			Increase (decrease) from prior year
	September 30, 2016	September 25, 2015	$	%
Three months ended	$18,103	$16,507	$1,596	9.7%
Nine months ended	$50,890	$53,812	$(2,922)	(5.4)%

The increase in sales and marketing expenses in the three months ended September 30, 2016 compared to the three months ended September 25, 2015 is attributable to $1.2 million of higher employee-related expenses, $0.6 million of higher marketing and trade show expenses and $0.3 million of higher expense related to evaluation equipment at customer sites.

These increases were partially offset by $0.2 million of lower consulting expense and $0.3 million of net decreases in other sales and marketing expenses. Employee-related expenses for the three months ended September 30, 2016 include $1.9 million of incremental stock-based compensation expense related to the acceleration of the vesting of certain equity awards in connection with Mr. Scarfo's separation from the Company effective October 3, 2016. The increase in employee-related expense is comprised of $1.8 million of higher stock-based compensation expense, including the aforementioned incremental expense for Mr. Scarfo's equity grants, partially offset by $0.5 million of lower expense related to our Company-wide cash bonus program and $0.1 million of lower travel, training and other employee expenses. Our salary and commissions and related expenses were essentially flat compared to the three months ended September 25, 2015.

The decrease in sales and marketing expenses in the nine months ended September 30, 2016 compared to the nine months ended September 25, 2015 is attributable to $1.8 million of lower employee-related expenses, $0.8 million of lower consulting expense, $0.4 million of lower expense related to the amortization of acquired intangible assets, $0.4 million of lower facilities expense and $0.2 million of lower expense related to evaluation equipment at customer sites. These decreases were partially offset by $0.1 million of higher depreciation expense and $0.6 million of net increases in other sales and marketing expenses. The decrease in employee-related expenses is attributable to $2.0 million of lower salary and commissions and related expenses and $1.7 million of lower employee travel, training and related expenses. These increases were partially offset by $1.1 million of higher stock-based compensation expense, including the $1.9 million of incremental expense for Mr. Scarfo's equity grants described above, and $0.8 million of higher expense related to our Company-wide cash bonus program. Our lower salary and related expenses are primarily due to reduced headcount in connection with our 2015 restructuring initiative, partially offset by higher commissions expense.

We believe that our sales and marketing expenses will decrease in fiscal 2016 from fiscal 2015 levels, primarily attributable to our cost reduction initiatives, partially offset by higher commissions expense driven by our anticipated higher revenue.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and audit and professional fees. General and administrative expenses for the three and nine months ended September 30, 2016 and September 25, 2015 were as follows (in thousands, except percentages):

			Decrease from prior year
	September 30, 2016	September 25, 2015	$	%
Three months ended	$8,998	$11,074	$(2,076)	(18.7)%
Nine months ended	$26,656	$30,742	$(4,086)	(13.3)%

The decrease in general and administrative expenses in the three months ended September 30, 2016 compared to the three months ended September 25, 2015 is attributable to $1.2 million of lower employee-related expenses and $0.9 million of lower professional fees. The decrease in employee-related expenses resulted from $0.6 million of lower expense related to our Company-wide cash bonus program, $0.5 million of lower stock-based compensation expense and $0.1 million of lower salary and related expenses.

The decrease in general and administrative expenses in the nine months ended September 30, 2016 compared to the nine months ended September 25, 2015 is attributable to $2.5 million of lower employee-related expenses, $1.1 million of lower professional fees, $0.6 million of lower depreciation expense, $0.3 million of lower expense related to foreign currency translation and $0.3 million of lower facilities costs. These decreases were partially offset by $0.5 million of higher expense related to patent litigation settlement costs and $0.2 million of net increases in other general and administrative expenses. The decrease in employee-related expenses resulted from $2.0 million of lower stock-based compensation expense and $0.9 million of lower salary and related expenses, partially offset by $0.4 million of higher expense related to our Company-wide cash bonus program. Our lower salary and related expenses are primarily due to reduced headcount in connection with our 2015 restructuring initiative.

We believe that our general and administrative expenses will decrease in fiscal 2016 compared to fiscal 2015 levels, primarily due to our cost reduction initiatives.

Acquisition-Related Expenses. We recorded acquisition-related expenses of $1.0 million in both the three and nine months ended September 30, 2016 for professional fees, primarily legal fees, in connection with the acquisition of Taqua. We recorded acquisition-related expenses of $0.1 million in the nine months ended September 25, 2015 for professional fees, primarily legal fees, in connection with the acquisition of the SDN Business. We did not record any acquisition-related expenses in the three months ended September 25, 2015.

Restructuring Expense. We recorded restructuring expense aggregating $1.6 million in both the three and nine months ended September 30, 2016, comprised of $1.2 million related to our 2016 Restructuring Initiative and $0.4 million related to our Taqua Restructuring Initiative for severance and related costs. We expect to record additional restructuring expense, including expense related to the restructuring of certain redundant facilities as well has headcount-related actions, aggregating approximately $3 million to $5 million in connection with these initiatives.

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

We currently expect that the remaining restructuring accruals, all of which represent severance and related costs, will be paid by the end of the third quarter of 2017.

Interest Income (Expense), Net. Interest income and interest expense for the three and nine months ended September 30, 2016 and September 25, 2015 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	September 30, 2016	September 25, 2015	$	%
Interest expense	$(8)	$(15)	$(7)	(46.7)%
Interest income	217	97	120	123.7%
Interest income, net	$209	$82	$127	154.9%

	Nine months ended		Increase (decrease) from prior year
	September 30, 2016	September 25, 2015	$	%
Interest expense	$(27)	$(181)	$(154)	(85.1)%
Interest income	617	271	346	127.7%
Interest income, net	$590	$90	$500	555.6%

Interest expense primarily relates to the amortization of debt issuance costs in connection with our revolving credit facility. Interest income consists of interest earned on our cash equivalents, marketable securities and long-term investments.

Income Taxes. We recorded provisions for income taxes of $1.9 million in the nine months ended September 30, 2016 and $1.6 million in the nine months ended September 25, 2015. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year. The estimated amounts recorded do not include any benefit for our domestic losses, as we have concluded that a valuation allowance on any domestic benefit is required. Included in our provision for the nine months ended September 30, 2016 is a discrete charge of $0.7 million related to an uncertain tax position of our subsidiary in France.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Nine months ended
	September 30, 2016	September 25, 2015	Change
Net loss	$(11,301)	$(36,598)	$25,297
Adjustments to reconcile net loss to cash flows provided by operating activities	26,863	32,149	(5,286)
Changes in operating assets and liabilities	(5,514)	6,146	(11,660)
Net cash provided by operating activities	$10,048	$1,697	$8,351
Net cash (used in) provided by investing activities	$(20,647)	$6,437	$(27,084)
Net cash used in financing activities	$(7,206)	$(4,324)	$(2,882)

Our cash, cash equivalents, and short- and long-term investments totaled $121.0 million at September 30, 2016 and $142.2 million at December 31, 2015. We had cash and short-term investments held by our foreign subsidiaries aggregating approximately $5 million at September 30, 2016 and approximately $4 million at December 31, 2015. We do not intend to repatriate these funds and, as such, they are not available to fund our domestic operations. If we were to repatriate the funds, they would likely be treated as income for U.S. tax purposes, fully offset by our net operating losses. We do not believe this has a material impact on our liquidity.

We entered into a credit agreement by and among the Company, as Borrower, Bank of America, N.A. ("Bank of America"), as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto on June 27, 2014 (the "Credit Agreement"), which agreement was amended by a First Amendment to Credit Agreement on June 26, 2015 (the "First Amendment") and further amended by a Second Amendment to Credit Agreement on June 13, 2016 (the "Second Amendment" and collectively with the Credit Agreement and the First Amendment, the "Amended Credit Agreement"). Certain terms of the Credit Agreement have been amended by the Second Amendment, including, among other things: (i) an increase of the commitments from $15 million to $20 million; (ii) an extension of the maturity date from June 30, 2016 to June 30, 2017; (iii) a reduction to the aggregate amount of cash and cash equivalents that the Loan Parties (as defined below) are required to hold at any time from $85 million to $50 million; and (iv) a reduction of the commitment fee on the unused commitments available for borrowing from 0.15% to 0.1125%. The Amended Credit Agreement provides that we may select the interest rates under the credit facility from among the following options: (i) the Eurodollar Rate (which is defined as the rate per annum equal to the London Interbank Offered Rate plus 1.5% per annum) for a Eurodollar Rate Loan; and (ii) the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect on the borrowing date as publicly announced from time to time by Bank of America as its prime rate, and (c) the monthly Eurodollar Rate plus 1%. Our obligations under the Amended Credit Agreement are guaranteed by Sonus International, Inc., Sonus Federal, Inc. and Network Equipment Technologies, Inc. ("NET") (collectively with the Company, the "Loan Parties") pursuant to a Master Continuing Guaranty and are secured by the assets of the Loan Parties pursuant to a Security and Pledge Agreement. We did not have any amounts outstanding under the Amended Credit Agreement at September 30, 2016.

On July 29, 2013, we announced that our Board of Directors had authorized a stock buyback program to repurchase up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions. The stock buyback program is being funded using our working capital. During the nine months ended September 30, 2016, we repurchased and retired 0.9 million shares under our stock buyback program for $7.1 million in the aggregate, including transaction fees. During the nine months ended September 25, 2015, we repurchased and retired 0.4 million shares under our stock buyback program for $6.1 million in the aggregate, including transaction fees. These amounts are included in financing activities in our condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and September 25, 2015.

Our operating activities provided $10.0 million of cash in the nine months ended September 30, 2016 and $1.7 million of cash in the nine months ended September 25, 2015.

Cash provided by operating activities in the nine months ended September 30, 2016 was primarily the result of our non-cash operating expenses, partially offset by our net loss, and lower accounts receivable and inventory. These amounts were partially offset by an increase in other operating assets and decreases in accrued expenses and other long-term liabilities, accounts payable and deferred revenue. Our lower accounts receivable primarily reflects our focused collections efforts. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments made in connection with our Company-wide cash bonus program and sales commissions, as well as payments made in connection with our previously recorded restructuring initiatives. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, provided $15.6 million of cash.

Cash provided by operating activities in the nine months ended September 25, 2015 was primarily the result of lower accounts receivable and other operating assets and higher deferred revenue, partially offset by an increase in inventory and decreases in accrued expenses and other long-term liabilities and accounts payable, as well as our net loss, net of non-cash operating expenses. Our lower accounts receivable reflected our focused collections efforts, coupled with lower revenue recorded in the nine months ended September 25, 2015 compared to the prior year. The increase in our inventory primarily reflected our reduced product sales in the nine months ended September 25, 2015 compared to original projections. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments in connection with our Company-wide cash bonus program, payments in connection with our restructuring initiatives and lower accruals for our Amended and Restated 2000 Employee Stock Purchase Plan, as amended (the "ESPP"), as a purchase was completed on behalf of participating employees on August 31, 2015. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, used $4.4 million of cash.

Our investing activities used $20.6 million of cash in the nine months ended September 30, 2016, comprised of $20.7 million of cash paid as consideration for business acquisitions, including $19.9 million related to the acquisition of Taqua and $0.8 million paid as the final consideration installment for the acquisition of the SDN Business, coupled with $3.6 million of investments in property and equipment. These amounts were partially offset by $2.9 million of net sales and maturities of marketable securities.

Our investing activities provided $6.4 million of cash in the nine months ended September 25, 2015, comprised of $23.8 million of net maturities of marketable securities, partially offset by $10.9 million of cash paid, net of cash acquired, for the acquisition of the SDN Business and $6.4 million of investments in property and equipment.

Our financing activities used $7.2 million of cash in the nine months ended September 30, 2016, comprised of $7.1 million, including transaction fees, for the repurchase of common stock, $1.5 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and approximately $33,000 for payments on our capital leases for office equipment. These amounts were partially offset by $1.4 million of proceeds from the sale of our common stock in connection with our ESPP and $0.1 million of proceeds from the exercise of stock options.

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

Based on our current expectations, we believe our current cash, cash equivalents, marketable securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months, including any future stock repurchases under the aforementioned stock buyback program and any contingent consideration payments required in connection with our acquisition of Taqua. It is difficult to predict future liquidity requirements with certainty. The rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the successful implementation of our cost reduction initiatives, the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any litigation settlements. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to improve our controls environment, for other general corporate activities and to vigorously defend against existing and potential litigation. See Note 15 to our condensed consolidated financial statements for a description of our contingencies.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which amends the guidance in Accounting Standards Codification ("ASC") 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. ASU 2016-15 adds or clarifies guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or certain other debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for us beginning January 1, 2018 for both interim and annual reporting periods, with early adoption permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. We are currently assessing the potential impact of the adoption of ASU 2016-15 on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which adds an impairment model that is based on expected losses rather than incurred losses. Under ASU 2016-13, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective for us beginning January 1, 2020 for both interim and annual reporting periods, with early adoption permitted. We do not expect the adoption of ASU 2016-13 will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for us beginning January 1, 2017 for both interim and annual reporting periods, with early adoption permitted. We are currently assessing the potential impact of the adoption of ASU 2016-09 on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification ("ASU 2016-02"), its new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases onto the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB's new revenue recognition standard (i.e., those related to evaluating when profit can be recognized). Furthermore, ASU 2016-02 addresses other concerns related to the current leases model. For example, ASU 2016-02 eliminates the current GAAP requirement for an entity to use bright-line tests in determining lease classification. ASU 2016-02 is effective for us for both interim and annual periods beginning January 1, 2019. We are currently assessing the potential impact of the adoption of ASU 2016-02 on our consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"), which simplifies the measurement of inventory by requiring entities to measure most inventory at the lower of cost and net realizable value, replacing the previous requirement to measure most inventory at the lower of cost or market. ASU 2015-11 does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. ASU 2015-11 is effective for us for both interim and annual reporting periods beginning January 1, 2017. The adoption of ASU 2015-11 is not expected to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), which provides guidelines for determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for us for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB ASC. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property, plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"), which defers the original effective date of interim and annual reporting periods by one year. As a result, we will not be required to apply the new revenue standard until annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) ("ASU 2016-08") to clarify certain aspects of the principal-versus-agent guidance in its new revenue recognition standard in response to feedback received from the FASB-International Accounting Standards Board joint revenue recognition transition resource group. ASU 2016-08 clarifies the implementation guidance on principal-versus-agent considerations regarding how an entity determines whether it is a principal or an agent for each specified good or service promised to the customer and how an entity determines the nature of each specified good or service. ASU 2016-08 also provides clarification regarding the application of the principal-versus-agent guidance. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"), which amends certain aspects of the guidance in ASU 2014-09 on identifying performance obligations, including immaterial promised goods or services, shipping and handling activities and identifying when promises represent performance obligations; and licensing implementation guidance, including determining the nature of an entity's promise in granting a license, sales-based and usage-based royalties, restrictions of time, geographical location and use, and renewals of licenses that provide a right to use IP. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) ("ASU 2016-11"), which rescinds certain SEC guidance from the Codification in response to announcements made by the SEC staff at the Emerging Issues Task Force's March 3, 2016 meeting, and which supersedes certain SEC observer comments on the topics of revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, accounting for consideration given by a vendor to a customer and accounting for gas-balancing arrangements upon the adoption of ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) ("ASU 2016-12"), which amends certain aspects of ASU 2014-09, including regarding collectability, the presentation of sales tax and other similar taxes collected from customers, non-cash consideration, contract modifications and completed contracts at transition. ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12 are effective at the same time as ASU 2014-09 (as amended by ASU 2015-14). We are currently assessing the potential impact of the adoption of these ASUs on our consolidated financial statements.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

On April 6, 2015, Ming Huang, a purported shareholder of ours, filed a Class Action Complaint (Civil Action No. 3:15-02407), alleging violations of the federal securities laws (the "Complaint") in the United States District Court for the District of New Jersey (the "District of New Jersey"), against us and two of our officers, Raymond P. Dolan, our President and Chief Executive Officer, and Mark T. Greenquist, our former Chief Financial Officer (collectively, the "Defendants"). On September 21, 2015, in response to motions subsequently filed with the District of New Jersey by four other purported shareholders of ours seeking status as lead plaintiff, the District of New Jersey appointed Richard Sousa as lead plaintiff (the "Plaintiff"). The Plaintiff claims to represent purchasers of our common stock during the period from October 23, 2014 to March 24, 2015, and seeks unspecified damages. The principal allegation contained in the Complaint is that the Defendants made misleading forward-looking statements concerning our fiscal first quarter of 2015 financial performance. On September 22, 2015, we filed a Motion to Transfer (the “Motion to Transfer”) this case to the United States District Court for the District of Massachusetts. The Plaintiff filed his opposition to the Motion to Transfer on October 5, 2015, and we filed a reply to the Motion to Transfer on October 13, 2015. On March 21, 2016, the District of New Jersey granted our Motion to Transfer. Thus, this case will now be litigated in the United States District Court for the District of Massachusetts (Civil Action No. 1:16-cv-10657-GAO). On May 4, 2016, the Plaintiff filed an amended complaint (the "Amended Complaint"), which is now the operative complaint in this litigation. On June 20, 2016, the Company and the other Defendants filed a Motion to Dismiss the Amended Complaint (the "Motion to Dismiss") and on July 25, 2016, the Plaintiff filed an opposition to the Motion to Dismiss. We filed our reply to the Plaintiff's opposition to the Motion to Dismiss on August 15, 2016. We believe that the Defendants have meritorious defenses to the allegations made in the Amended Complaint and do not expect the results of this suit to have a material effect on our business or consolidated financial statements.

We are often a party to disputes and legal proceedings that we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material effect on our business or consolidated financial statements.

Item 1A.    Risk Factors

We have revised and updated our discussion of the risk factors affecting our business since those presented in our Quarterly Report on Form 10-Q, Part II, Item 1A. for the quarter ended June 30, 2016.  The following discussion includes seven revised risk factors: "If we fail to realize the anticipated benefits from our acquisitions of PT, Taqua and the SDN Business on a timely basis, or at all, our business and financial condition may be adversely affected", "Restructuring activities could adversely affect our ability to execute our business strategy", "We may face risks related to litigation that could result in significant legal expenses and settlement or damage awards", "We depend upon contract manufacturers and any disruption in these relationships may cause us to fail to meet the demands of our customers and damage our customer relationships. Additionally, in the event we elect to consolidate and/or change any of our manufacturers, qualifying a new contract manufacturer to commence commercial scale production or consolidating to a reduced number of contract manufacturers are expensive and time-consuming and could affect our business", "If we fail to hire and retain needed personnel, the implementation of our business plan could slow or our future growth could be jeopardized", "Consolidation in the telecommunications industry could harm our business" and "If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings" and one new risk factor, "The acquisition of Taqua may result in additional expenses that could adversely affect the financial results of the combined company", which reflect material developments subsequent to the discussion of risk factors included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.  Except for the eight risk factors noted above, there have been no material changes in our assessment of our risk factors from those set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. For convenience, all of our risk factors are included below.

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

We incurred net losses in the first three quarters of 2016, as well as in fiscal years 2015 and 2014. We may incur additional net losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

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

Success in our industry requires large investments in technology and creates exposure to rapid technological and market changes. We spend a significant amount of time, money and resources both developing new technology, products and solutions and acquiring new businesses or business assets, as applicable, such as NET in August 2012, PT in February 2014 and Taqua, LLC ("Taqua") in September 2016. In January 2015, we acquired from Treq Labs, Inc. ("Treq") certain assets related to Treq's business of designing, developing, marketing, selling, servicing and maintaining software-defined networking ("SDN") technology, SDN controller software and SDN management software (the "SDN Business"). Our strategic plan includes a significant shift in our investments from mature technologies that previously generated significant revenue for us toward certain next-generation technologies, as well as working with channel partners to sell our products. In order for us to be successful, our technologies, products and solutions must be accepted by relevant standardization bodies and by the industry as a whole. Our choices of specific technologies to pursue, and those to de-emphasize, may prove to be inconsistent with our customers' investment spending. Our success also depends upon our ability to integrate new and acquired products and services, as well as our ability to enhance our existing products and services. Moreover, if we invest in the development of technologies, products and solutions that do not function as expected, are not adopted by the industry, are not ready in time, are not accepted by our customers as quickly as anticipated or are not successful in the marketplace, our sales and earnings may suffer and, as a result, our stock price could decline. As technology advances, we may not be able to respond quickly or effectively to developments in the market for our products, or new industry standards may emerge and could render our existing or future products and services obsolete. If our products and services become technologically obsolete or if we are unable to develop successor products and services that are accepted by our customers, we may be unable to sell our products and services in the marketplace and face declines in sales. We may also experience difficulties with software development, hardware design, manufacturing or marketing that could delay or prevent our development, introduction or marketing of new products and enhancements.

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

We recorded net restructuring expense of $13.2 million in the aggregate in 2015, 2014 and 2013, comprised of $12.5 million for severance and related costs, $0.5 million for the consolidation of certain facilities and $0.2 million for the write-off of assets associated with the headcount reduction and facilities consolidations. We initiated a restructuring plan in April 2015 pursuant to which we reduced our workforce by approximately 150 positions, or 12.5% of our worldwide workforce. We also announced, on July 27, 2016, that we were initiating a new restructuring program to further accelerate our investment in new technologies as the communications industry migrates to a cloud-based architecture. We expect to record between $3 million and $4 million of restructuring expense over the next twelve months in connection with this action. In connection with the acquisition of Taqua, our management also initiated an immaterial restructuring plan in the third quarter of 2016 to eliminate certain redundant positions within the combined companies. On October 24, 2016, our Audit Committee approved a broader Taqua restructuring plan related to headcount and redundant facilities. In connection with this initiative, we recorded $0.4 million in the three months ended September 30, 2016 and we expect to record approximately $1 million to $2 million of additional restructuring expense through the end of the second quarter of 2017.

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

If we fail to realize the anticipated benefits from our acquisitions of PT, Taqua and the SDN Business on a timely basis, or at all, our business and financial condition may be adversely affected.

We may fail to realize the anticipated benefits from our acquisitions of PT, Taqua and/or the SDN Business on a timely basis, or at all, for a variety of reasons, including but not limited to the following:

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

•
adverse effects on existing business relationships of Sonus, PT, the SDN Business and/or Taqua with respective suppliers, licensors, contract manufacturers, customers, distributors, resellers and industry experts;

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

If we are not able to successfully manage these issues, the anticipated benefits and efficiencies of the PT, Taqua and/or the SDN Business acquisitions may not be realized fully or at all, or may take longer to realize than expected, and our ability to compete, our revenue and gross margins and our results of operations may be adversely affected.

The acquisition of Taqua may result in additional expenses that could adversely affect the financial results of the combined company.

The financial results of Sonus and Taqua as a combined company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with the combination. The amount and timing of these possible charges are not yet known. The price of our common stock could decline to the extent the combined company's financial results are materially affected by these charges.

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

Furthermore, while we had no amounts outstanding under the Amended Credit Agreement as of September 30, 2016, we may wish to draw on this facility in the future.

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

From time to time, we are subject to claims and litigation regarding intellectual property rights or other claims, which could seriously harm our business and require us to incur significant costs. We are currently subject to a purported class action litigation alleging violations of the federal securities laws in federal district court against us and two of our officers, Raymond P. Dolan, our President and Chief Executive Officer, and Mark T. Greenquist, our former Chief Financial Officer (collectively, the "Defendants"). The plaintiff in the case claims to represent purchasers of our common stock during the period from October 23, 2014 and March 24, 2015, and seeks unspecified damages. The principal allegation contained in the complaint is that the Defendants made misleading forward-looking statements concerning our first quarter of 2015 financial performance. We are also fully cooperating with an SEC inquiry regarding the development and issuance of the Company's first quarter 2015 revenue and earnings guidance. At this time, it is not possible to predict the outcome of the SEC's inquiry, including whether or not any proceedings will be initiated or, if so, when or how the matter will be resolved.

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

In connection with the acquisition of PT in 2014, we increased the number of contract manufacturers we worked with from three to four contract manufacturers. However, by December 31, 2014, we had reduced the number of contract manufacturers to three. With the acquisition of Taqua in September 2016, we increased the number of contract manufacturers we work with from three to four. Additionally, we switched from one single-source manufacturer to another in 2009, as well as in 2011. Any future changes to or consolidations of our current contract manufacturers could lead to material shortages or delays in the supply of our products. In the event we elect to continue to consolidate and/or change any of our manufacturers, qualifying a new contract manufacturer to commence commercial scale production or consolidating to a reduced number of contract manufacturers are expensive and time-consuming activities and could result in a significant interruption in the supply of our products. If a change in contract manufacturers results in delays in our fulfillment of customer orders or if a contract manufacturer fails to make timely delivery of orders, we may lose revenues and suffer damage to our customer relationships.

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

We had two executive departures in the first three quarters of 2016: the departures of our Executive Vice President, Services, Product Management and Corporate Development as well as our Chief Financial Officer. We are currently searching for a permanent replacement for the Chief Financial Officer role. We had five executive departures in 2015: the departures of our

Vice President, Finance, Controller and Principal Accounting Officer; our Vice President and General Manager, Products; our Vice President and General Manager, Global Services; our Chief Information Officer; and our Vice President, Global Marketing. We had one executive departure in 2014: the departure of our Executive Vice President of Strategy and Go-to-Market. While we have since hired replacements and/or promoted certain individuals, there is always a risk of uncertainty and instability relating to our ability to find highly qualified successors for certain executive positions and to transition the duties and responsibilities of any departing key executive in an orderly manner.

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

The telecommunications industry has experienced consolidation, including the acquisition of Polycom, Inc. by Siris Capital Group LLC, a private equity investment firm, in September 2016, the acquisition of Aruba Networks, Inc. by HP Inc. in May 2015, the acquisition of Mavenir Systems, Inc. by Mitel Networks Corporation in April 2015, the acquisition of Riverbed Technology, Inc. by Thoma Bravo, a private equity investment firm, in April 2015, the acquisition of Dialogic Inc. by Novacap TMT IV, L.P. in 2014, the acquisitions of Acme Packet, Inc. and Tekelec by Oracle Corporation in 2013 and the pending acquisition of XO Communications, LLC by Verizon Communications, and we expect this trend to continue. Consolidation among our customers may cause delays or reductions in capital expenditure plans and/or increased competitive pricing pressures as the number of available customers declines and the relative purchasing power of customers increases in relation to suppliers. Any of these factors could adversely affect our business.

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

Under generally accepted accounting principles, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Our intangible assets increased by approximately $18 million in the third quarter of 2016 as a result of our recent acquisition of Taqua, $11 million in 2015 as a result of our acquisition of the SDN Business, $17 million in 2014 as a result of our acquisition of PT and $17 million in 2012 as a result of our acquisition of NET. Goodwill, which increased by approximately $1 million in 2015 as a result of our acquisition of the SDN Business, $7 million in 2014 as a result of our acquisition of PT (net of the reduction of goodwill related to the sale of PT's Multi-Protocol Server business) and $27 million in 2012 as a result of our acquisition of NET, is tested for impairment at least annually. Additionally, our goodwill increased by approximately $12 million as a result of the recently completed acquisition of Taqua. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, significant change in circumstances relative to a large customer, significant decline in our stock price for a sustained period and decline in our market capitalization to below net book value.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
July 1, 2016 to July 31, 2016	10,204	$8.62	10,000	$9,880,414
August 1, 2016 to August 31, 2016	137,287	$8.72	107,500	$8,944,514
September 1, 2016 to September 30, 2016	191,255	$8.19	140,000	$7,822,113
Total	338,746	$8.42	257,500	$7,822,113

(1) Upon vesting of restricted stock awards, our employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. During the third quarter of 2016, 81,246 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

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

Item 5. Other Information

(a) Please see the disclosure under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" of this Quarterly Report on Form 10-Q for the information required by Item 2.05 of Form 8-K regarding the "Taqua Restructuring Initiative" approved by the Audit Committee of our Board of Directors on October 24, 2016.

Item 6.    Exhibits

Exhibit No.		Description
10.1	+
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

Date: October 28, 2016	SONUS NETWORKS, INC.

By:	/s/ Susan M. Villare
Susan M. Villare Chief Financial Officer (Interim) (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

10.1	+
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