Form 10-K
period 2016-12-31
SONUS NETWORKS INC
filed 2017-02-27
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $371,600,000 based on the closing price for the Common Stock on the NASDAQ Global Select Market on June 30, 2016. As of February 20, 2017, there were 49,067,648 shares of common stock, $0.001 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Registrant's 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

SONUS NETWORKS, INC.
FORM 10-K
YEAR ENDED DECEMBER 31, 2016

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

PART I

Item 1. Business

Overview

Sonus helps the world's leading communications service providers and enterprises embrace the next generation of Session Initiation Protocol ("SIP") and 4G/LTE (Long Term Evolution)-based solutions, including Voice over Internet Protocol ("VoIP"), Voice over WiFi ("VoWiFi"), video and Unified Communications ("UC") by securing and enabling reliable and scalable Internet Protocol ("IP") networks. With customers around the globe and 20 years of experience transforming networks to IP, Sonus enables service providers and enterprises to capture and retain users and generate significant related return on investment. Sonus products include session border controllers ("SBCs"), diameter signaling controllers ("DSCs"), and VoWiFi solutions, which are supported by a global services team with experience in design, deployment and maintenance of some of the world's largest IP networks.

Our solutions enable the delivery of real-time communication applications over wireline and wireless IP infrastructure with the same performance and quality level historically delivered from legacy voice time-division multiplexing ("TDM") technologies. Our original flagship product, the GSX9000 VoIP softswitch, helped usher in the VoIP revolution by providing a carrier-class IP telephony switch that would support the transition from circuit-switched to IP-based network communications. Other products soon followed, such as the Sonus Element Management Server and the Sonus PSX Centralized Routing & Policy Server, which allowed communications service providers to replace high-cost circuit-based and space-consuming network equipment with smaller and more cost-efficient IP-based servers. We leveraged this expertise in managing and scaling large VoIP networks and introduced one of the industry's first SBCs to address the growing need for secure interconnection between private communications networks and the public Internet. Our SBC products are the fastest-growing segment of our business, addressing the needs of mid- to large-sized enterprises from core infrastructures to branch offices, as well as the full spectrum of communications service providers, both large and small.

Today Sonus provides communication solutions to service providers and enterprises that enable them to secure and unify their real-time communications infrastructures. Our solutions provide a secure way for our customers to link and leverage multivendor, multiprotocol communications systems and applications across their networks, around the world and in a rapidly changing ecosystem of IP-enabled devices such as smartphones and tablets. Our solutions help realize the intended value and benefits of UC platforms by enabling disparate communications environments, commonplace in most enterprises today, to work seamlessly together. Likewise, Sonus solutions secure the evolution to cloud-based delivery of UC solutions - both for service providers transforming to a cloud-based network and for enterprises using cloud-based UC. In 2016, we announced our comprehensive cloud portfolio, delivering a secure solution with elastic policy control and session management, automated scaling, innovative load balancing and high availability.

Our service provider customers include AT&T Inc., BICS (formerly known as Belgacom ICS), BT Group plc, CenturyLink, Inc., Colt Technology Services, Deutsche Telekom AG, KDDI Corporation, Level 3 Communications, Inc. (which announced that it will be acquired by CenturyLink, Inc.), Orange Business Services, Softbank Group Corp., TalkTalk Telecom Group PLC, Tata Communications Ltd., Verizon Communications Inc., Vonage Holdings Corp. and XO Communications, LLC (which was recently acquired by Verizon Communications Inc.). We have traditionally sold our products through a global direct sales force, with additional sales support from regional channel partners throughout the world. Our channel partner program, Sonus Partner Assure, expands our coverage of the service provider and enterprise markets.

In 2012, in concert with Sonus Partner Assure, we enhanced our SBC 5200 to be more enterprise- and channel-centric and launched the SBC 5100 to address the requirements for smaller offices as a result of their VoIP and SIP deployments. The acquisition of Network Equipment Technologies, Inc. ("NET") in 2012 also provided us with the SBC 1000 and SBC 2000, along with strong expertise in the Microsoft Skype for Business and Lync market and a presence in the U.S. federal government market. Today, Sonus has more Skype for Business and Lync-qualified SBCs than any other vendor. In 2013, we introduced the industry’s first software-based SBC architected to deliver unlimited scalability and designed with advanced features, the Sonus SBC SWe (Software edition). In 2016, this product was named a “Cloud Computing Security Excellence Award” winner by Cloud Computing magazine and Miercom, an independent certification company, verified the performance of the SBC SWe in network function virtualization (“NFV”) environments through extensive testing.

In 2014, with the acquisition of Performance Technologies, Incorporated ("PT"), we expanded and diversified our portfolio with an integrated Diameter and SS7 signaling solution and have delivered strategic value to service providers seeking to offer new multimedia services through mobile, cloud-based, real-time communications. Also in 2014, we announced our Sonus SBC

7000 ("SBC 7000"), which is designed to address scalability requirements for real-time, multimedia communications with the capability to license up to 150,000 sessions. The SBC 7000 is purpose-built to support emerging services such as high definition ("HD") voice and video, Voice over Long-Term Evolution ("VoLTE") and Rich Communications Services ("RCS").

In 2014, we announced our software-based DSC and software-based policy and routing engine ("PSX"). By the end of 2014, we had virtualized our SBC, DSC and PSX products, leading this aspect of the market as evolving network architectures transition to leveraging virtualized network functions as part of software-based, programmable networks.

In 2015, we acquired from Treq Labs, Inc. ("Treq") certain assets related to its software-defined networking (“SDN”) business, which provides solutions that optimize networks for voice, video and UC for both enterprise and service provider customers.

On September 26, 2016, we acquired Taqua, LLC (“Taqua”), an early leader in next-generation IP switch technology with more than 400 installed systems and over four million subscribers worldwide. Taqua’s Virtualized Mobile Core (“VMC”) solution is expected to bolster our product offerings in the mobile communications space by providing an alternative to full IP-based multi-media services (“IMS”)/VoLTE as well as a solution for providers that would like to offer VoWiFi. The acquisition is also expected to expand our fixed portfolio by adding a Class 5 Softswitch (T7000) for network transformation projects. The acquisition is aligned with our growth strategy and network transformation initiatives.

Industry Background

The single greatest capital cost for telecommunications service providers has been and continues to be their infrastructure. In order to leverage these capital investments and deliver new services such as triple-play (voice, television and Internet) bundles, service providers must consolidate their infrastructure from the costly, legacy Public Switched Telephone Network ("PSTN") infrastructures into the more efficient and flexible IP-based network models, which we believe are driving their revenue-growth objectives. Migrating from the PSTN to IP reduces costs by enabling the consolidation of voice, video and data within a single IP-based networking infrastructure. In an effort to further leverage service providers’ capital investments and deliver new IP-based services, we believe the telecommunications industry is undergoing another major transformation from hardware-centric IP-based networks toward software-centric programmable IP-based networks.

The shift from PSTN- to IP-based communications began around 1996 and was driven by the desire of communications service providers to deliver new IP data services to grow their revenue. For most telecommunications service providers, the move to IP-based network communications presumed a strategic, phased migration. This strategy often involved deploying VoIP-based network equipment to enable the inter-networking between legacy TDM infrastructures and the new IP-based infrastructures. As a result, service providers typically found themselves operating hybrid networks that featured a mix of old (TDM) and new (IP/SIP) technology. The interoperability of these technologies introduced several issues, such as security, call control and quality of service requirements, which had to be addressed over a converged IP network that now carried not just data, but voice and multimedia data streams as well. Our original solution portfolio focused almost exclusively on helping telecommunications service providers successfully transition from TDM to all-IP communications while reducing costs and increasing revenue opportunities. As IP-to-IP communications have become more common, our product focus has naturally shifted from core network switching to SBCs and securing those communications. As 4G/LTE networks displace 3G and older wireless networks, creating additional security risks and network congestion, our product focus has shifted to DSCs and mobility solutions as well.

While we anticipate that TDM-to-IP interoperability will remain a core requirement of communications networks for many years to come, communications service providers and enterprises face a new generation of potentially disruptive market trends, including cloud-based communications, UC, mobility/applications and NFV. Although hosted communications have been available for years, hosting them in the cloud represents a unique opportunity for service providers. This is a key trend currently affecting both enterprises and service providers. Local and long-distance voice, video, Interactive Voice Response ("IVR") systems and call recording are just a few examples of applications that are beginning to be delivered in this manner. Another key trend affecting enterprises and service providers is the demand by users for the unification of communication modalities such as voice, instant messaging ("IM"), short message service, video and web-sharing. A third key trend, which primarily impacts enterprises, is the move to mobility and secure applications as service providers are evolving their mobile networks to VoLTE and VoWiFi. Enterprises need to support the explosion of communications devices (e.g., tablets, smartphones, laptops) and third-party applications in their communications infrastructure. A fourth key trend, NFV, is the virtualization of certain products to enable network functionality, such as the SBC, PSX (and its derivatives) and DSC to run as software on commercial, off-the-shelf platforms to be hosted in public cloud infrastructure or within other network elements. The primary benefit of NFV for service providers is the ability to more rapidly innovate and deploy new cloud-based applications, service and infrastructure to meet their customers' evolving needs. We believe our software-based SBC, DSC, VMC and policy solutions are designed to help customers effectively address these trends as they migrate to the cloud.

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

Simplicity. Our products are built on the idea of a simple, flexible architecture that allows communications service providers and enterprises to quickly deploy them individually in specific roles (e.g., as a standalone SBC) or collectively in broader solutions, such as international gateways, IP-based networks and 4G/LTE networks. This is accomplished through our unique, centralized SIP architecture as well as our commitment to third-party interoperability testing and certification, adherence to industry standards and our industry-leading global services organization.

Sonus Products

At December 31, 2016, our products included the following:

Sonus Session Border Controllers
Our portfolio of SBCs addresses security and interworking requirements for small, medium and large businesses as well as regional and global communications service providers. SBCs are the fastest-growing segment of our business and we offer a broad range of SBCs that scale from a handful of SIP sessions to hundreds of thousands of sessions and collectively represent the largest number of Skype for Business and Lync-certified SBCs than any other vendor on the market.

We currently offer the following unique SBC products:

•	Sonus SBC 1000 for small businesses and branch offices that require performance of up to 160 concurrent SIP sessions in a standalone SBC;

•	Sonus SBC 2000 for mid-size enterprises, branch offices and regional Points of Presence that require performance of up to 600 concurrent SIP sessions in a standalone SBC;

•	Sonus SBC 5110 for enterprises and service providers that require performance of up to 10,000 concurrent SIP sessions in a standalone SBC;

•	Sonus SBC 5210 for enterprises and large national/global service providers that require performance of up to 64,000 concurrent SIP sessions in a standalone SBC;

•	Sonus SBC 5400 for enterprises and large national/global service providers that require performance of up to 75,000 concurrent SIP sessions in a standalone SBC;

•	Sonus SBC 7000 for real-time, multimedia communications that require performance of up to 150,000 sessions in a standalone SBC;

•	Sonus SBC 9000 for large enterprises and service providers that require a hybrid gateway/SBC solution for a mix of TDM and IP voice traffic;

•	SBC VX, a secure hybrid solution sold to the U.S. government and its agencies; and

•	Sonus SBC SWe (Software edition), a software-based SBC for virtual environments, remote deployments and instances where virtualized software-based implementations are required.

In 2016, the Sonus SBC 5110, SBC 5210 and SBC 7000 were Federal Information Processing Standard (FIPS) 140-2 validated, enabling U.S. government and other regulated customers to utilize these SBCs to secure mission-critical communications. This program is operated jointly by the United States National Institute of Standards and Technology and the Communications Security Establishment of Canada to specify the level of security needed to protect sensitive government data in computer and telecommunication systems.

Sonus GSX9000 Open Services Switch
The Sonus GSX9000 Open Services Switch (the "GSX9000") bridges IP and TDM networks by converting any type of voice signal into IP packets and transmitting those IP packets over a data network. It then converts whatever type of signal is necessary to be deposited back onto non-IP networks and delivers such signal to its intended destination. The GSX9000 is designed to deliver voice quality that is equal or superior to that of the legacy circuit-switched public network. Further, it supports multiple voice encoding schemes used in circuit switches and delivers a number of other voice compression algorithms. The GSX9000 scales to very large configurations, such as those required by large national service providers. A single GSX9000 shelf is designed to support up to 22,000 simultaneous calls, while a single GSX9000 in a multiple-shelf configuration is architected to support 100,000 or more simultaneous calls. The GSX9000 also operates with our PSX Policy & Routing Server and with softswitches and network products offered by other vendors.

Sonus T7000 Intelligent Switching System
The Sonus T7000 is a Class 5 end-office softswitch that provides residential and business voice services and is a next generation IP-IP Multimedia Processing Engine. Using the T7000, operators can transform their networks from older Nortel DMS, Lucent 5ESS and other switches to an IP-based Class 5 softswitch. The T7000 allows operators to meet regulatory requirements, satisfy the demand for new triple-play services, migrate to VoIP, lower operating costs, and generate new revenues with the RUS-listed, carrier-class Class 5 switching gateway.

Sonus Diameter Signaling Controllers
The trend toward 4G/LTE networks and increasingly mobile-centric communications is expected to result in a significant rise in Diameter traffic in service provider networks. To address the anticipated growth of Diameter traffic in the network, Sonus offers its Diameter Signaling Controller, the Sonus DSC 8000. The DSC 8000 is designed to provide high performance, capacity, scalability and interoperability for 4G/LTE networks. The Sonus DSC solution is also available as a software-only product, DSC SWe, which can be run on common-off-the-shelf hardware and in virtual instances for superior price/performance. In 2016, Sonus made new SS7 security enhancements to its DSC 8000 products that are designed to discourage mobile device hacking.

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

Virtualized Mobile Core Solution
Sonus’ VMC is a virtualized IMS services core that enables rapid deployment of next-generation voice and messaging services, including VoWiFi and VoLTE. Deployed in numerous mobile operator networks today, the VMC is a carrier-grade product that combines a number of standard IMS functions into one virtualized software solution, including:

•	Telephony Application Server (TAS);

•	IP Short Message Gateway (IP-SM-GW);

•	Service Centralization and Continuity Application Server (SCC-AS);

•	IP Multimedia Service Switching Function (IM-SSF);

•	Media Resource Function (MRF); and

•	Serving Call Session Control Function (S-CSCF).

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

The Sonus Global Services team provides our customers with:

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

In addition to global support teams, as of December 31, 2016, Sonus Global Services maintained regional service desks located in Westford, Massachusetts (United States), Tokyo (Japan), Prague (Czech Republic), Ottawa (Canada), Mexico City (Mexico) and Kuala Lumpur (Malaysia), and both a service desk and customer test center in Richardson, Texas (United States).

Sonus Market Strategy

We see opportunity for securing real-time communications in the cloud for both communication service providers and enterprises. Communication service providers are transitioning their networks from hardware to NFV. In parallel, enterprise-based UC infrastructures are moving to cloud-based delivery systems. The trend toward cloud-based communications requires infrastructure investment by the enterprises who buy cloud services as well as the communications service providers that deliver cloud services. Our SBCs (whether virtual- or hardware-based) that are installed in service provider and enterprise networks enable these customers to deliver and secure real time communication services across and between multiple infrastructures and heterogeneous IP-PBX corporate environments. Additionally, when installed at the edge of service providers' and enterprises' networks, our SBCs allow service providers to securely and seamlessly deliver consolidated voice and data services to enterprises through SIP trunking services.

We expect that communications service providers will continue to modernize their TDM peering and access networks to SIP, and to monetize their existing SIP trunking services by offering new cloud services, including hosted and managed UC infrastructure and applications that drive the need for more SBC sessions. We also anticipate that service providers will expand their cloud-based real time communication services, further driving a need for SIP and Diameter-based infrastructure equipment. To that end, we are partnered with companies such as BroadSoft, Inc., whose products allow service providers to increase their cloud application offerings, while using our SBCs and policy solutions to facilitate the integration of their networks and offerings.

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

As mobile networks continue to adopt LTE and deployments of the Internet of Things ("IoT") accelerate, our DSCs, along with our SBCs, provide the critical edge interconnection for deployment in these networks. Providing both security for and interoperability between carriers and service providers, we believe our single vendor solution for data, voice, media and authentication are well positioned for this high-growth area. In addition to the Diameter Edge function, our scalable DSC also can be used in the core of the network, providing Diameter Routing and load balancing to handle congestion management and reduce network complexity as traffic generated by mobile devices and the IoT increases.

In addition to the adoption of LTE, we also anticipate a parallel adoption of VoWiFi. With a more congested radio access network (“RAN”) comes a need to expand coverage using WiFi. We believe our VoWiFi solution is well positioned to assist carriers in alternate coverage paradigms for their mobile subscribers.

We also plan to continue developing new solutions internally and through partnerships that allow our customers to stay ahead of the rapid technology shifts in the communications industry. Following are some key principles driving our product evolution:

Expand our solutions to secure IP-based communications markets. The transformation from legacy TDM networks to all-IP networks has created new requirements for security, UC and media manipulation as well as an opportunity for creating IP-to-IP services at the network edge. The requirements for security go far beyond the legacy functionality of SBCs and include the operator's requirements for a border gateway to other IP networks as well as a wide variety of requirements associated with the need for enterprises to secure their own IP networks. The UC or multimedia nature of emerging services provides an opportunity for us to create innovative compliance and security solutions, both individually and with the help of partners.

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

Expand our global sales, marketing, support and distribution capabilities. As a primary supplier of network infrastructure solutions to Tier 1 service providers (a service provider that can reach every other network on the Internet without purchasing IP transit), we require a strong worldwide presence. We have an established sales presence throughout North America, Europe, Asia/Pacific, the Middle East, Africa, and Central/South America. We augment our global direct sales force by working with international partners in key markets around the world. Our expanded channel partner program was designed as a two-tiered structure to better support our growing and diverse community of SBC channel resellers.

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

Sonus Customers
Our solutions are deployed in many of the world's leading service provider and enterprise networks, including AT&T Inc., BICS (formerly known as Belgacom ICS), BT Group plc, CenturyLink, Inc., CITIC Telecom 1616 LTD., Deutsche Telekom AG, Inteliquent, Inc., Kellogg Company, KDDI Corporation, Level 3 Communications, Inc. (which announced that it is being acquired by CenturyLink, Inc.), NTT Communications Corp., Orange Business Services, RELX Group plc, Royal Dutch Shell plc, SoftBank Group Corp., State Street Corporation, TalkTalk Telecom Group PLC, Tata Communications Ltd., TeliaSonera AB, Telstra Corporation Limited, Verizon Communications Inc., and Vonage Holdings Corp. In recent years, we have seen a significant increase in the number of enterprise customers purchasing our SBC product portfolio as a result of our overall channel partner program.

The table below provides information regarding our customer who accounted for 10% or more of our revenue for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014
AT&T	12%	13%	19%

Sales and Marketing

We sell our products through both direct sales and indirect channels globally, leveraging the assistance of resellers such as Verizon Communications Inc. and distributors such as ScanSource, Inc. and Westcon Group Inc. Sonus Partner Assure, our channel partner program, was designed to serve particular markets and provide our customers with opportunities to purchase our products in combination with related services and products.

Product Research and Development

We believe that strong product development capabilities are essential to our strategy of enhancing our core technology, developing additional applications, incorporating that technology into new products and maintaining comprehensive product and service offerings. Our research and development process leverages innovative technology in response to market data and customer feedback. We have introduced differentiated products to address market and customer needs, including the Sonus SBC 5100. In addition, with the acquisition of NET in 2012, we incorporated its SBC products into our product SBC portfolio as the Sonus SBC 1000 and the Sonus SBC 2000. Both the Sonus SBC 1000 and Sonus SBC 2000 received enhancements in 2016 that offer more cloud functionality and support for third-party applications while driving the cost of ownership down, resulting in more features and more power at a lower price point.

In 2013, we introduced the first software-based SBC that was designed to feature advanced capabilities and unlimited scalability, the Sonus SBC SWe (Software edition). In 2014, we announced software-only versions of our PSX policy server and DSC products, as well as our most powerful SBC to date, the SBC 7000. In 2015, we introduced the Sonus WebRTC Services Solution and expanded our virtual product portfolio with virtual versions of Sonus NetScore and Sonus Element Management System. In 2016, we introduced enhancements to our comprehensive cloud solution with cloud-optimized versions of our PSX and EMS, a microservices architecture for our SBC SWe and innovative integrated analytics.

We have assembled a team of highly skilled engineers with significant telecommunications and networking industry experience. Our engineers have deep experience in and with leading wireline and wireless telecommunications equipment suppliers, computer data networking and multimedia companies. Our engineering effort is focused on SBC and DSC product development, new applications and network access features for enterprises, solutions to support Unified and cloud-based communications services and next-generation wireless technologies. At December 31, 2016, we maintained research and development offices in Massachusetts, California, Illinois, Texas, New York and New Jersey in the United States; Kanata, Ontario Canada; Bangalore, India and Swindon, United Kingdom. We have made, and intend to continue to make, a substantial investment in research and development.

Our research and development expenses were $72.8 million for the year ended December 31, 2016, $77.9 million for the year ended December 31, 2015 and $79.4 million for the year ended December 31, 2014.

Competition

The market for voice and multimedia network equipment remains competitive worldwide, but there are historical regional differences in services, regulations and business practices among sub-markets that can benefit individual vendors. Regardless of the region, the overall market is subject to rapid technological change, affected by new product introductions, changing customer demands, industry consolidation and other market activities of industry participants. To compete effectively, we must deliver innovative products that provide extremely high reliability and quality, deploy and scale easily and efficiently, interoperate with existing network infrastructures and multivendor solutions, provide effective network management, are accompanied by comprehensive customer support and professional services, provide a cost-effective and space-efficient solution for enterprises and service providers, meet price competition from low-cost equipment providers and offer solutions that are timely for the market and support where the industry is heading. We expect competition to persist and intensify in the future. Our primary sources of competition include vendors of networking and telecommunications equipment, such as ADTRAN, Inc., ALOE Systems Inc., AudioCodes Ltd., Avaya Inc., Cisco Systems, Inc., Dialogic Inc., Ericsson LM Telephone Company, F5 Networks, Inc., GENBAND Inc., Huawei Technologies Co. Ltd., Metaswitch Networks Corporation, Mitel Networks Corporation, Nokia Corporation, Oracle Corporation, Sansay, Inc., Technicolor SA, Xura, Inc. and ZTE Corporation.

Although we believe we compete favorably because our solutions are widely deployed, highly scalable and cost-effective for our customers, some of our competitors have broader product portfolios than we have and are able to devote greater resources to the development, promotion, sale and support of their products. In addition, some of our competitors have more extensive customer bases and broader customer relationships than we have, including relationships with our potential customers and established relationships with distribution partners. Other smaller private and public companies are also focusing on similar market opportunities.

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

At December 31, 2016, we held 221 U.S. patents with expiration dates ranging from February 2017 through March 2025, and had 39 patent applications pending in the United States. While we have 9 patents that are set to expire within the next two years, the expiration of these patents is not expected to have a material effect on our financial position or future operations since these patents do not relate to our current business strategy and therefore are not of material value to us. In addition, at December 31, 2016, we held 50 foreign patents with expiration dates ranging from June 2019 through October 2027, and had 13 patent applications pending abroad. We also had 24 registered trademarks in the United States, including Sonus, the Sonus logo, NetAssure, NetEng, NetScore, Promina and Tenor, and had two pending trademark applications in the United States at December 31, 2016. In addition to the protections described above, we seek to safeguard our intellectual property by:

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

Manufacturing

As of December 31, 2016, we outsourced the manufacturing of our products to four manufacturers, one of which is primarily relied upon. Our contract manufacturers provide comprehensive manufacturing services, including assembly and testing of our products and procurement of component materials on our behalf. We believe that outsourcing our manufacturing enables us to preserve working capital, allows for greater flexibility in meeting changes in demand and enables us to be more responsive in delivering products to our customers. At present, we purchase products from our contract manufacturers on a purchase order basis.

We and our contract manufacturers currently purchase several key components of our products, including commercial digital signal processors, from single or limited sources. We purchase these components on a purchase order basis.

Please see generally the risks that are more fully discussed in Item 1A. Risk Factors for risks related to our manufacturing operations.

Backlog

We sell products and services pursuant to purchase orders issued under master agreements that provide standard terms and conditions that govern the general commercial terms and conditions of the sale. These agreements typically do not obligate customers to purchase any minimum or guaranteed quantities, nor do they generally require upfront cash deposits. At any given time, we have orders for products that have not yet been shipped and for services (including our customer support obligations) that have not yet been performed. We also have orders relating to products that have been delivered and services that have been performed but have not yet been accepted by the customer under the applicable purchase terms. We include both of these situations in our calculation of backlog. A backlogged order may not result in revenue in the quarter in which it was booked, and the actual revenue recognized in a quarter may not equal the total amount of related backlog. Therefore, we do not believe that our backlog, as of any particular date, is necessarily indicative of actual revenue for any future period. In addition, we expect to derive a greater percentage of our revenue in the future from the enterprise market and through sales channels where speed of fulfillment is essential to winning business. Consequently, we expect to derive a lower percentage of our business from large service provider orders that are delivered over multiple quarters and years and we expect our backlog to decrease as a result. Our backlog was approximately $123 million at December 31, 2016 and approximately $114 million at December 31, 2015.

Employees

At December 31, 2016, we had a total of 1,152 employees. Except for our employees in France, our employees are not represented by any collective bargaining agreement. We believe our relations with our employees are good.

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

Our classification of revenue by geographic area is determined by the ship-to location of our customers. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Year ended December 31,
	2016	2015	2014
United States	69%	71%	71%
Europe, Middle East and Africa	13	13	13
Japan	10	10	9
Other Asia Pacific	5	4	5
Other	3	2	2
	100%	100%	100%

Information regarding the geographic components of our property and equipment is provided in Note 8 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Additional Information

We were incorporated in August 1997 as a Delaware corporation. Our principal executive offices are located at 4 Technology Park Drive, Westford, MA 01886. Our telephone number at our principal executive office is 978-614-8100.

This Annual Report on Form 10-K, as well as all other reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”), are available free of charge through our Internet site (http://www.sonus.net) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information found on our website is not part of this report or any other report we file with or furnish to the SEC. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

We incurred net losses in fiscal years 2016, 2015 and 2014. We may incur additional net losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

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

Prior to our acquisition of Network Equipment Technologies, Inc. ("NET") in August 2012, we had shipped our products to a limited number of customers. Since the acquisition of NET, the number of customers to whom we have shipped our products has increased significantly. However, due to the nature of certain of our product offerings, the per-order revenue from orders placed by the majority of our new customers is generally lower than the per-order revenue generated from our historical customer orders.

Our future success will depend on our ability to attract additional customers beyond our current customer base. One customer, AT&T, contributed more than 10% of our revenue in each of the past three years, representing approximately 12% of our revenue in 2016, 13% of our revenue in 2015 and 19% of our revenue in 2014. Factors that may affect our ability to grow our customer base include but are not limited to the following:

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

If we are unable to expand our customer base, we will be forced to rely on generating recurring revenue from existing customers, which may not be successful. We expect to derive an increasing percentage of our revenue from engagements with our value-added resellers ("VAR") and global system integration partners; however, in the foreseeable future, the majority of our revenue will continue to depend on sales of our products to a limited number of existing customers or sales to customers with lower per-order revenue than those generated from our historical sales. Factors that may affect our ability to generate recurring revenues from our existing customers include but are not limited to the following:

•	customer willingness to implement our products;

•	pricing pressures due to the commoditization of our products;

•	the timing of industry transitions to new network technologies;

•	acquisitions of or by our customers;

•	delays or difficulties that we may incur in completing the development and introduction of our planned products or product enhancements;

•	failure of our products to perform as expected; and

•	difficulties we may incur in meeting customers' delivery requirements or with software development, hardware design, manufacturing or marketing of our products and/or services.

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

In addition, we recognize some of our revenue based on a drop-ship model using information provided by our partners. If those partners provide us with inaccurate or untimely information, the amount or timing of our revenues could be adversely affected. We may also be impacted by financial failure of our partners, which could result in our inability to collect accounts receivable in full.

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

Success in our industry requires large investments in technology and creates exposure to rapid technological and market changes. We spend a significant amount of time, money and resources both developing new technology, products and solutions and acquiring new businesses or business assets, as applicable, such as NET in 2012, Performance Technologies, Incorporated ("PT") in 2014 and Taqua, LLC ("Taqua") in 2016. In 2015, we acquired from Treq Labs, Inc. ("Treq") certain assets related to Treq's business of designing, developing, marketing, selling, servicing and maintaining software-defined networking ("SDN") technology, SDN controller software and SDN management software (the "SDN Business"). Our strategic plan includes a significant shift in our investments from mature technologies that previously generated significant revenue for us toward certain next-generation technologies, as well as working with channel partners to sell our products. In order for us to be successful, our technologies, products and solutions must be accepted by relevant standardization bodies and by the industry as a whole. Our choices of specific technologies to pursue, and those to de-emphasize, may prove to be inconsistent with our customers' investment spending. Our success also depends upon our ability to integrate new and acquired products and services, as well as our ability to enhance our existing products and services. Moreover, if we invest in the development of technologies, products and solutions that do not function as expected, are not adopted by the industry, are not ready in time, are not accepted by our customers as quickly as anticipated, mature more quickly than we anticipated or are not successful in the marketplace, our sales and earnings may suffer and, as a result, our stock price could decline. As technology advances, we may not be able to respond quickly or effectively to developments in the market for our products, or new industry standards may emerge and could render our existing or future products and services obsolete. If our products and services become technologically obsolete or if we are unable to develop successor products and services that are accepted by our customers, we may be unable to sell our products and services in the marketplace and face declines in sales. We may also experience difficulties with software development, hardware design, manufacturing or marketing that could delay or prevent our development, introduction or marketing of new products and enhancements.

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

In 2012, the macro-environment for our media gateway trunking business faced significant declining revenues that happened faster than we were anticipating. Since then, we have continued to experience significant declines in customer spending in our media gateway trunking business. Even though we continue to transform our company from a media gateway trunking business to an SBC and DSC security company, a portion of our current revenue remains dependent upon the commercial success of our voice infrastructure products, which we believe will remain true for the foreseeable future. If the market for these products continues to significantly decline and if our SBC and DSC sales do not accelerate as quickly as we forecast, our operating results could suffer.

While we continue to transform our company from a media gateway trunking business to a Session Border Controller ("SBC") and Diameter Signaling Controller ("DSC") security business, a portion of our current revenue still depends upon the commercial success of our TDM-to-IP and our all-IP voice infrastructure products and solutions, and we believe this will remain true for the foreseeable future. If the market for these products continues to significantly decline and if our SBC and DSC sales do not accelerate as quickly as we forecast, our operating results could suffer.

Restructuring activities could adversely affect our ability to execute our business strategy.

We recorded net restructuring expense of $10.5 million in the aggregate in 2016, 2015 and 2014, comprised of $9.9 million for severance and related costs, $0.4 million for the consolidation of certain facilities and $0.2 million for the write-off of assets associated with the headcount reduction and facilities consolidations.

Our current restructuring and any future restructuring, should it become necessary for us to continue to restructure our business due to worldwide market conditions or other factors that reduce the demand for our products and services, could adversely affect our ability to execute our business strategy in a number of ways, including through:

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

If we fail to realize the anticipated benefits from our recent acquisitions on a timely basis, or at all, our business and financial condition may be adversely affected.

We may fail to realize the anticipated benefits from our recent acquisitions on a timely basis, or at all, for a variety of reasons, including but not limited to the following:

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

•
adverse effects on existing business relationships of Sonus, the SDN Business and/or Taqua with respective suppliers, licensors, contract manufacturers, customers, distributors, resellers and industry experts;

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

If we are not able to successfully manage these issues, the anticipated benefits and efficiencies of our recent acquisitions may not be realized fully or at all, or may take longer to realize than expected, and our ability to compete, our revenue and gross margins and our results of operations may be adversely affected.

The acquisition of Taqua may result in additional expenses that could adversely affect the financial results of the combined company.

The financial results of Sonus and Taqua as a combined company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with the combination. In addition to the amortization of intangible assets acquired in connection with this acquisition and other related expenses, we recorded $1.2 million of acquisition-related cash expense in 2016 in connection with this acquisition and may incur additional acquisition-related cash expense in the future. The price of our common stock could decline to the extent the combined company's financial results are materially affected by these charges.

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

We historically have used stock options, restricted stock and other equity awards as a significant component of our employee compensation program in order to align our employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. In 2007, our stockholders approved our 2007 Stock Incentive Plan (the "2007 Plan"), which included a limited amount of shares to be granted under such 2007 Plan. Our stockholders approved amendments to the 2007 Plan in June 2010, June 2013, December 2014 and June 2015. At our 2016 annual meeting of stockholders, our stockholders approved an amendment and restatement of the 2007 Plan (as amended and restated, the "Stock Plan") that, among other things, increased the aggregate number of shares of our common stock authorized for issuance under the Stock Plan by 800,000 new shares, from 15,676,713 shares to 16,476,713 shares. However, our stockholders did not approve a proposed stock option exchange program that, if implemented, would have returned shares of our common stock to the Stock Plan that would then be available for future issuance under the Stock Plan.

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

Worldwide efforts to contain capital spending and global economic conditions and uncertainties in the geopolitical environment could have a material adverse effect on us.

One factor that significantly affects our operating results is the impact of economic conditions on the willingness of our current and potential customers to make capital investments. Given the general uncertainty regarding global economic conditions and uncertainties in the geopolitical environment, we believe that customers have tried to maintain or improve profitability through cost control and constrained capital spending, which places additional pressure on IT departments to demonstrate acceptable return on investment. Some of our current or prospective customers may cancel or delay spending on the development or roll-out of capital and technology projects with us due to economic uncertainty and, consequently, our results of operations may be adversely affected. In addition, current uncertain worldwide economic and political environments make it increasingly difficult for us, our customers and our suppliers to accurately forecast future product demand, which could result in an inability to satisfy demand for our products and a loss of market share. Our revenues are likely to decline in such circumstances and our profit margins could erode, or we could incur significant losses.

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

Continuing turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, as well as political and economic issues in many regions, including the uncertainty arising from the recent referendum vote in the UK in favor of exiting the European Union as well as from changes to be implemented by the new U.S. presidential administration, continue to put pressure on global economic conditions. Our operating results and our ability to expand into other international markets may also be affected by changing economic conditions particularly germane to that sector or to particular customer markets within that sector.

If we fail to compete successfully against telecommunications equipment and networking companies, our ability to increase our revenues and achieve profitability will be impaired.

Competition in the telecommunications market is intense. This market has historically been dominated by large incumbent telecommunications equipment companies, such as Ericsson LM Telephone Company and Huawei Technologies Co. Ltd., both of which are our direct competitors. We also face competition from other telecommunications and networking companies, including ADTRAN, Inc., ALOE Systems Inc., AudioCodes Ltd., Avaya Inc., Cisco Systems, Inc., Dialogic Inc., F5 Networks, Inc., GENBAND Inc., Metaswitch Networks Corporation, Mitel Networks Corporation, Nokia Corporation, Oracle Corporation, Sansay, Inc., Technicolor SA, Xura, Inc. and ZTE Corporation, all of which design competing products. These or other competitors may also merge, intensifying competition. Additional competitors with significant financial resources may enter our markets and further intensify competition.

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

To compete effectively, we must deliver innovative products that:

•	provide extremely high reliability and quality;

•	deploy and scale easily and efficiently;

•	interoperate with existing network infrastructures and multivendor solutions;

•	provide effective network management;

•	are accompanied by comprehensive customer support and professional services;

•	provide a cost-effective and space-efficient solution for enterprises and service providers;

•	meet price competition from low cost equipment providers; and

•	offer solutions that are timely for the market and support where the industry is heading.

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

The market for technology stocks has been, and will likely continue to be, volatile. The following factors, among others, could cause the market price of our common stock to fluctuate significantly:

•	addition or loss of any major customer;

•	continued significant declines in customer spending in the media gateway trunking business;

•	decreased spending by customers in the SBC and/or DSC businesses;

•	consolidation of our customers and among our competitors in the telecommunications industry;

•	changes in the financial condition or anticipated capital expenditure purchases of any existing or potential major customer;

•	economic conditions for the telecommunications, networking and related industries;

•	quarterly variations in our bookings, revenues and operating results;

•	changes in financial estimates by securities analysts;

•	speculation in the press or investment community;

•	announcements by us or our competitors of significant contracts, new products or acquisitions, distribution partnerships, joint ventures, mergers or capital commitments;

•	activism by any single large stockholder or combination of stockholders;

•	sales of common stock or other securities by us or by our stockholders in the future;

•	securities and other litigation;

•	repurchases under our stock buyback program;

•	announcement of a stock split, reverse stock split, stock dividend or similar event; and/or

•	emergence or adoption of new technologies or industry standards.

Furthermore, brokerage firms often do not permit stocks trading below $5.00 per share to be sold short, but often permit short-selling of shares which are traded at higher prices. As a result, to the extent our per-share trading price is consistently above $5.00, investors may short our stock. This may increase the volatility of our stock price.

Our Amended Credit Agreement contains financial and operating restrictions that may limit our access to credit. If we fail to comply with covenants in the Amended Credit Agreement, we may be required to repay any potential indebtedness thereunder, which may have an adverse effect on our liquidity. In addition, if we are unable to extend, renew or replace the Credit Agreement by the maturity date of June 30, 2017, on favorable terms, or at all, our business, operations and financial condition may be materially adversely affected.

The Amended Credit Agreement provides us with a revolving credit facility of up to $20 million. Provisions in the Amended Credit Agreement impose limitations on our ability to, among other things:

•	incur additional indebtedness;

•	create liens;

•	enter into transactions with affiliates;

•	dispose of assets;

•	make certain investments; and

•	merge or consolidate.

In addition, we are required to meet certain financial covenants customary for financings of this type. Our failure to comply with these covenants may result in the declaration of an event of default, which could cause us to be unable to borrow under the Amended Credit Agreement or result in the acceleration of the maturity of indebtedness outstanding under the Amended Credit Agreement at such time. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. We are also subject to a commitment fee at an annualized rate of 0.1125% on any unused commitments available for borrowing.

Furthermore, while we had no amounts outstanding under the Amended Credit Agreement as of December 31, 2016, we may wish to draw on this facility in the future. We may be prevented from borrowing, however, if we are unable to extend, renew or replace the Credit Agreement by the maturity date of June 30, 2017, on favorable terms, or at all, which could have a material adverse effect on our liquidity and cause our business, operations and financial condition to suffer.

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

From time to time, we are subject to claims and litigation regarding intellectual property rights or other claims, which could seriously harm our business and require us to incur significant costs. We are currently subject to a purported class action litigation alleging violations of the federal securities laws in federal district court against us and two of our officers, Raymond P. Dolan, our President and Chief Executive Officer, and Mark T. Greenquist, our former Chief Financial Officer (collectively, the "Defendants"). The plaintiff in the case claims to represent purchasers of our common stock during the period from October 23, 2014 and March 24, 2015, and seeks unspecified damages. The principal allegation contained in the complaint is that the Defendants made misleading forward-looking statements concerning our first quarter of 2015 financial performance. We are also fully cooperating with an SEC inquiry regarding the development and issuance of our first quarter 2015 revenue and earnings guidance. At this time, it is not possible to predict the outcome of the SEC's inquiry, including whether or not any proceedings will be initiated or, if so, when or how the matter will be resolved.

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

We had two executive departures in the 2016: our Executive Vice President, Services, Product Management and Corporate Development and our Chief Financial Officer. We are currently searching for a permanent replacement for the Chief Financial Officer role. We had five executive departures in 2015: our Vice President, Finance, Controller and Principal Accounting Officer; our Vice President and General Manager, Products; our Vice President and General Manager, Global Services; our Chief Information Officer; and our Vice President, Global Marketing. We had one executive departure in 2014: the departure of our Executive Vice President of Strategy and Go-to-Market. While we have since hired replacements and/or promoted certain individuals on an interim or permanent basis, there is always a risk of uncertainty and instability relating to our ability to find highly qualified successors for certain executive positions and to transition the duties and responsibilities of any departing key executive in an orderly manner.

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

A majority of our government sales involve products that have or will soon reach the end of their life cycles, and such government sales for these older products have declined substantially in recent periods. While governmental agencies have purchased and are evaluating some of our new products for broader deployment, this new line of business may not develop quickly, if at all, or be sufficient to offset future declines in sales of these legacy products. Spending by government customers fluctuates based on budget allocations and the timely passage of the annual federal budget.

Among the factors that could impact federal government spending and which would reduce our federal government contracting and subcontracting business are a significant decline in, or reapportioning of, spending by the federal government; changes as a result of the new presidential administration; changes, delays or cancellations of federal government programs or requirements; the adoption of new laws or regulations that affect companies that provide services to the federal government; federal government shutdowns or other delays in the government appropriations process; changes in the political climate, including with regard to the funding of products we provide; and general economic conditions. The loss or significant curtailment of any government contract or subcontracts, whether due to our performance or due to interruptions of or changes in governmental funding for such contracts or subcontracts, could have a material adverse effect on our business, results of operations and financial condition.

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

The telecommunications industry, including many of our customers, has experienced consolidation, such as the acquisition of XO Communications, LLC by Verizon Communications in February 2017, Polycom, Inc. by Siris Capital Group LLC, a private equity investment firm, in September 2016, the acquisition of Aruba Networks, Inc. by HP Inc. in May 2015, the acquisition of Mavenir Systems, Inc. by Mitel Networks Corporation in April 2015, the acquisition of Riverbed Technology, Inc. by Thoma Bravo, a private equity investment firm, in April 2015, the acquisition of Dialogic Inc. by Novacap TMT IV, L.P. in 2014, the acquisitions of Acme Packet, Inc. and Tekelec by Oracle Corporation in 2013 and the pending acquisition of Level 3 Communications Inc. by CenturyLink Inc., and we expect this trend to continue. Consolidation among our customers may cause delays or reductions in capital expenditure plans and/or increased competitive pricing pressures as the number of available customers declines and the relative purchasing power of customers increases in relation to suppliers. Any of these factors could adversely affect our business.

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

We rely upon the security of our information systems and, in certain circumstances, those of our third-party providers, such as vendors, consultants and contract manufacturers, to protect our sensitive or proprietary information and information of our customers. Despite our security procedures and those of our third-party providers, our information systems and those of our third-party providers are vulnerable to threats such as computer hacking, cyber-terrorism or other unauthorized attempts by third parties to access, modify or delete our or our customers' sensitive or proprietary information. Such cyberattacks and other cyber incidents are occurring more frequently, are constantly evolving, are becoming more sophisticated and can take many forms. Information technology system failures, including a breach of our or our third-party providers' data security measures through a cyberattack, other cyber incident or otherwise, or the theft or loss of laptops, other mobile devices or electronic records used to back up our systems or our third-party providers' systems, could result in a disclosure of customer, employee, or our information or otherwise disrupt our ability to function in the normal course of business by potentially causing, among other things, delays in the fulfillment or cancellation of customer orders or disruptions in the manufacture or shipment of products or delivery of services, any of which could have a material adverse effect on our operating results. These types of security breaches could also create exposure to lawsuits, regulatory investigations, increased legal liability and/or reputational damage. Such consequences could be exacerbated if we or our third-party providers are unable to adequately recover critical systems following a systems failure. Due to the constantly evolving nature of these security threats, the form and impact of any future incident cannot be predicted.

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

A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may affect our reporting of transactions completed before the change is effective. New accounting pronouncements, taxation rules and varying interpretations of accounting pronouncements or taxation rules have occurred in the past and may occur in the future. The change to existing rules, future changes, if any, or the need for us to modify a current tax position may adversely affect our reported financial results or the way we conduct our business. For example, a new revenue recognition standard was issued in 2014 that will be effective for companies in 2018, and we expect that the adoption of this new standard could have a material impact on our consolidated financial statements.

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

Under generally accepted accounting principles, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Our intangible assets increased by approximately $12 million in 2016 as a result of our acquisition of Taqua, $11 million in 2015 as a result of our acquisition of the SDN Business and $17 million in 2014 as a result of our acquisition of PT. Goodwill, which increased by approximately $9 million in 2016 as a result of our acquisition of Taqua, $1 million in 2015 as a result of our acquisition of the SDN Business and $7 million in 2014 as a result of our acquisition of PT (net of the reduction of goodwill related to the sale of PT's Multi-Protocol Server business), is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, significant change in circumstances relative to a large customer, significant decline in our stock price for a sustained period and decline in our market capitalization to below net book value.

Failure by our strategic partners or by us in integrating products provided by our strategic partners could harm our business.

Our solutions include the integration of products supplied by strategic partners, who offer complementary products and services. We rely on these strategic partners in the timely and successful deployment of our solutions to our customers. If the products provided by these partners have defects or do not operate as expected, if the services provided by these partners are not completed in a timely manner, if our partners have organizational or supply issues, or if we do not effectively integrate and support products supplied by these strategic partners, then we may have difficulty with the deployment of our solutions that may result in:

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

In 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the Securities and Exchange Commission adopted new requirements for companies that use certain minerals and derivative metals (referred to as "conflict minerals" regardless of their actual country of origin) in their products. These metals, which include tantalum, tin, gold and tungsten, are central to the technology industry and are present in our products as component parts. As a result, we are required to investigate and disclose whether or not the conflict minerals that are used in our products originated from the Democratic Republic of the Congo or adjoining countries. There are various costs associated with these investigation and disclosure requirements, in addition to the potential costs of changes to products, processes or sources of supply as a consequence of such activities. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Also, we may face reputational challenges if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement or if we are unable to replace any conflict minerals used in our products that are sourced from the Democratic Republic of the Congo or adjoining countries, as there may not be any acceptable alternative sources of the conflict minerals in question or alternative materials that have the properties we need for our products. We may also encounter challenges to satisfy those customers who require that all of the components of our products be certified as conflict-free. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier and we may have to write off inventory in the event that it cannot be sold. These changes could also have an adverse impact in our ability to manufacture and market our products.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties

Our corporate headquarters is located in a leased facility in Westford, Massachusetts, consisting of 97,500 square feet under a lease that expires in August 2018. In addition to our corporate headquarters, we maintained, as of December 31, 2016, the following facilities:

Location	Principal use	Square footage (approximate)	Lease expiration
Bangalore, India	Engineering/development	60,000	October 2019
Richardson, Texas	Customer testing	26,500	January 2020
Freehold, New Jersey (a)	Engineering/development	16,500	January 2018
Fremont, California	Engineering/development and general and administrative	16,000	June 2020
Kanata, Canada	Engineering/development and general and administrative	16,000	October 2018
Richardson, Texas	Engineering/development, sales and general and administrative	15,600	September 2021
Prague, Czech Republic	Customer support	11,500	May 2019
Swindon, United Kingdom	Engineering/development and customer support	5,800	December 2018
San Jose, California (b)	Engineering/development	5,500	November 2018
Rochester, New York	Engineering/development and general and administrative	5,400	October 2019
Tokyo, Japan	Sales and customer support	5,000	May 2020
Schaumburg, Illinois	Engineering/development	4,700	October 2019
Richardson, Texas	Warehouse/manufacturing	2,800	March 2017
Hyannis, Massachusetts	Engineering/development	2,200	December 2019

__________
(a) In January 2017, we reduced the square footage of this facility to approximately 13,500 square feet and extended the lease through January 2024.

(b) Facility was not in use at December 31, 2016 as part of a restructuring initiative and is currently being actively marketed for sublease.

As of December 31, 2016, we also leased short-term office space in Australia, China, France, Germany, Malaysia, Mexico, Singapore, South Korea, Taiwan and the United Arab Emirates. We believe our existing facilities are adequate for our current needs and that suitable additional space will be available as needed.

Item 3. Legal Proceedings
On April 6, 2015, Ming Huang, a purported shareholder of ours, filed a Class Action Complaint (Civil Action No. 3:15-02407), alleging violations of the federal securities laws (the "Complaint") in the United States District Court for the District of New Jersey (the "District of New Jersey"), against us and two of our officers, Raymond P. Dolan, our President and Chief Executive Officer, and Mark T. Greenquist, our former Chief Financial Officer (collectively, the "Defendants"). On September 21, 2015, in response to motions subsequently filed with the District of New Jersey by four other purported shareholders of ours seeking status as lead plaintiff, the District of New Jersey appointed Richard Sousa as lead plaintiff (the "Plaintiff"). The Plaintiff claims to represent purchasers of our common stock during the period from October 23, 2014 to March 24, 2015, and seeks unspecified damages. The principal allegation contained in the Complaint is that the Defendants made misleading forward-looking statements concerning our fiscal first quarter of 2015 financial performance. On September 22, 2015, we filed a Motion to Transfer (the “Motion to Transfer”) this case to the United States District Court for the District of Massachusetts. The Plaintiff filed his opposition to the Motion to Transfer on October 5, 2015, and we filed a reply to the Motion to Transfer on October 13, 2015. On March 21, 2016, the District of New Jersey granted our Motion to Transfer. Thus, this case will now be litigated in the United States District Court for the District of Massachusetts (Civil Action No. 1:16-cv-10657-GAO). On May 4, 2016, the Plaintiff filed an amended complaint (the "Amended Complaint"), which is now the operative complaint in this litigation. On June 20, 2016, the Company and the other Defendants filed a Motion to Dismiss the Amended Complaint (the "Motion to Dismiss") and on July 25, 2016, the Plaintiff filed an opposition to the Motion to Dismiss. We filed our reply to the Plaintiff's opposition to the Motion to Dismiss on August 15, 2016. A hearing on the Motion to Dismiss is scheduled for February 28, 2017. We believe that the Defendants have meritorious defenses to the allegations made in the Amended Complaint and do not expect the results of this suit to have a material adverse effect on our business or consolidated financial statements.

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

The following table sets forth, for the time periods indicated, the high and low sale prices of our common stock as reported on the NASDAQ Global Select Market:

	High	Low
Fiscal 2016
First quarter	$8.10	$5.15
Second quarter	$9.26	$7.05
Third quarter	$10.00	$7.52
Fourth quarter	$7.84	$5.51
Fiscal 2015
First quarter	$20.75	$7.86
Second quarter	$8.55	$7.50
Third quarter	$8.20	$5.82
Fourth quarter	$7.55	$5.55

Holders

At February 22, 2017, there were approximately 158 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends and have no present intention to pay cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes repurchases of our common stock during the fourth quarter of 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
October 1, 2016 to October 31, 2016	119,559	$6.35	85,000	$7,331,121
November 1, 2016 to November 30, 2016	245,405	$5.98	245,000	$5,865,165
December 1, 2016 to December 31, 2016	70,162	$6.22	70,000	$5,429,481
Total	435,126	$6.12	400,000	$5,429,481

(1) Upon vesting of restricted stock awards, our employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. During the fourth quarter of 2016, 35,126 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

(2) Consists of purchases pursuant to a stock buyback program announced on July 29, 2013, under which our Board of Directors has authorized the repurchase of up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions (the "2013 Buyback Program"). At December 31, 2016, we had $5.4 million remaining under the 2013 Buyback Program for future repurchases. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. We may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The 2013 Buyback Program does not have a fixed expiration date but may be suspended or discontinued at any time. The 2013 Buyback Program is being funded using our working capital.

(3) Consists of remaining amounts available for repurchases under the 2013 Buyback Program.

Performance Graph

The following performance graph compares the cumulative total return to stockholders for our common stock for the period from December 31, 2011 through December 31, 2016 with the cumulative total return over the same period on the NASDAQ Composite Index and the NASDAQ Telecommunications Index. The comparison assumes an investment of $100 on December 31, 2011 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends, if any. The performance shown is not necessarily indicative of future performance.

This graph is not deemed to be "filed" with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933, as amended, or the Exchange Act.

	December 31,
	2011	2012	2013	2014	2015	2016
Sonus Networks, Inc.	$100.00	$70.83	$131.25	$165.42	$59.42	$52.50
NASDAQ Composite	$100.00	$116.41	$165.47	$188.69	$200.32	$216.54
NASDAQ Telecommunications	$100.00	$102.78	$143.40	$149.42	$144.02	$153.88

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year ended December 31,
Consolidated Statement of Operations Data
(In thousands, except per share amounts)	2016 (1)	2015 (2)	2014 (3)	2013	2012 (4)
Revenue:
Product	$146,381	$141,913	$182,455	$167,272	$153,326
Service	106,210	107,121	113,871	109,461	100,808
Total revenue	252,591	249,034	296,326	276,733	254,134
Cost of revenue:
Product	47,367	50,460	60,284	59,235	58,109
Service	37,613	36,917	42,637	45,038	53,431
Total cost of revenue	84,980	87,377	102,921	104,273	111,540
Gross profit	167,611	161,657	193,405	172,460	142,594
Operating expenses:
Research and development	72,841	77,908	79,396	69,559	67,341
Sales and marketing	68,539	72,841	80,141	78,365	76,341
General and administrative	35,948	39,846	43,937	40,107	34,283
Acquisition-related expense	1,152	131	1,558	93	5,496
Restructuring expense	2,740	2,148	5,625	5,411	7,675
Total operating expenses	181,220	192,874	210,657	193,535	191,136
Loss from operations	(13,609)	(31,217)	(17,252)	(21,075)	(48,542)
Interest and other income, net	2,193	1,329	2,611	408	814
Loss from continuing operations before income taxes	(11,416)	(29,888)	(14,641)	(20,667)	(47,728)
Income tax provision	(2,516)	(2,007)	(2,214)	(1,452)	(2,441)
Net loss	$(13,932)	$(31,895)	$(16,855)	$(22,119)	$(50,169)

Loss per share
Basic	$(0.28)	$(0.64)	$(0.34)	$(0.40)	$(0.90)
Diluted	$(0.28)	$(0.64)	$(0.34)	$(0.40)	$(0.90)

Shares used to compute loss per share
Basic	49,385	49,560	50,245	55,686	56,018
Diluted	49,385	49,560	50,245	55,686	56,018

______________________________

(1) Includes $1.9 million of revenue and $4.7 million of net loss attributable to Taqua, LLC for the period subsequent to its acquisition by the Company on September 26, 2016.
(2) Includes the results of operations of the SDN Business of Treq Labs, Inc. for the period subsequent to its acquisition by the Company on January 2, 2015. The Company has not disclosed the revenue and earnings of the SDN Business for the periods since January 2, 2015, as these amounts are not significant to the Company's consolidated financial statements.
(3) Includes $14.8 million of revenue attributable to Performance Technologies Incorporated for the period subsequent to its acquisition by the Company on February 19, 2014. The impact on earnings is not significant.
(4) Includes $17.3 million of revenue and $9.5 million of net loss attributable to NET for the period subsequent to its acquisition by the Company on August 24, 2012.

	December 31,
Consolidated Balance Sheet Data
(In thousands)	2016	2015	2014	2013	2012
Cash and cash equivalents	$31,923	$50,111	$41,157	$72,423	$88,004
Marketable securities	$61,836	$58,533	$64,443	$138,882	$161,905
Investments	$32,371	$33,605	$42,407	$34,364	$29,698
Working capital	$100,845	$117,692	$129,480	$223,879	$286,745
Total assets	$308,059	$312,891	$332,635	$417,484	$470,740
Convertible subordinated note	$—	$—	$—	$2,380	$2,380
Long-term deferred revenue	$7,188	$7,374	$8,009	$10,528	$11,647
Other long-term liabilities	$1,633	$2,760	$5,246	$4,371	$5,706
Total stockholders' equity	$219,122	$223,026	$240,350	$312,252	$376,046

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are a leading provider of networked solutions for communications service providers (e.g., telecommunications, wireless and cable service providers) and enterprises to help them secure and unify their real-time communications infrastructures. We help the world's leading communications service providers and enterprises embrace the next generation of Session Initiation Protocol ("SIP") and 4G/LTE (Long Term Evolution)-based solutions, including Voice over Internet Protocol ("VoIP"), Voice over WiFi ("VoWiFi"), video and Unified Communications ("UC") by securing and enabling reliable and scalable Internet Protocol ("IP") networks. Our products include session border controllers ("SBCs"), diameter signaling controllers ("DSCs") and VoWiFi solutions, which are supported by a global services team with experience in design, deployment and maintenance of some of the world's largest IP networks.

Our solutions provide a secure way for our customers to link and leverage multivendor, multiprotocol communications systems and applications across their networks, around the world and in a rapidly changing ecosystem of IP-enabled devices such as smartphones and tablets. Our solutions help realize the intended value and benefits of UC platforms by enabling disparate communications environments, commonplace in most enterprises today, to work seamlessly together. Likewise, our solutions secure the evolution to cloud-based delivery of UC solutions - both for service providers transforming to a cloud-based network and for enterprises using cloud-based UC.

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

We have traditionally sold our products through a global direct sales force, with additional sales support from regional channel partners throughout the world. Our channel partner program, Sonus Partner Assure, expands our coverage of the service provider and enterprise markets.

Our fiscal year ends on December 31. For fiscal years 2015 and 2014, we reported our first, second and third quarters on a 4-4-5 basis, with the quarter ending on the Friday closest to the last day of each third month. In 2015, our first quarter ended on March 27, 2015, our second quarter ended on June 26, 2015 and our third quarter ended on September 25, 2015. In 2014, our first quarter ended on March 28, 2014, our second quarter ended on June 27, 2014 and our third quarter ended on September 26, 2014. Effective January 1, 2016, we reported our first, second and third quarters on a month-end basis, such that our first quarter ended on March 31, 2016, our second quarter ended on June 30, 2016 and our third quarter ended on September 30, 2016.

Business Acquisitions

On September 26, 2016 (the "Taqua Acquisition Date"), we acquired Taqua, LLC ("Taqua"), a leading supplier of IP communications systems, applications and services to mobile and fixed operators. Taqua enables the transformation of software-based service provider networks to deliver next-generation voice, video and messaging services, including VoIP, VoWiFi and VoLTE. We believe that the acquisition of Taqua will, among other things, accelerate our mobile strategy by adding a Virtualized Mobile Core ("VMC") Softswitch (the T7000) for Network Transformation projects and a Multimedia Controller used in IP Peering applications (the T7100), both of which are complementary to our current product offerings. In consideration, we paid $19.9 million in cash to the sellers on the Taqua Acquisition Date, net of cash acquired. We also entered into an Earn-Out Agreement, dated as of September 26, 2016, with Taqua Holdings, LLC and Jeffrey L. Brawner, the seller representative in the transaction, under which there is the potential for additional cash payments of up to $65 million in the aggregate to the sellers if certain annual revenue thresholds are exceeded as measured annually through 2020. Based on historical and forecasted sales, no incremental contingent consideration was recorded as of December 31, 2016. The financial results of Taqua are included in our consolidated financial statements starting on the Taqua Acquisition Date.

On January 2, 2015 (the "Treq Asset Acquisition Date"), we acquired from Treq Labs, Inc. ("Treq") certain assets related to its business of designing, developing, marketing, selling, servicing and maintaining software-defined networking ("SDN") technology, SDN controller software and SDN management software (the "SDN Business") for $10.1 million in cash on the

Treq Asset Acquisition Date, with an additional consideration payment of $750,000 paid on each of July 2, 2015 and January 4, 2016. We also entered into an Earn-Out Agreement under which we agreed to issue to the sellers up to an aggregate of 1.3 million shares of common stock over a three-year period subsequent to the Treq Asset Acquisition Date if aggregate revenue thresholds of at least $60 million are achieved by the SDN Business during that period, and up to an aggregate of an additional 2.2 million shares (3.5 million shares in total) if aggregate revenue thresholds of at least $150 million are achieved by the SDN Business during that period. If the initial revenue thresholds are not met, no shares will be issued. Based on historical and forecasted sales, no incremental contingent consideration was recorded initially as of the Treq Asset Acquisition Date or through December 31, 2016. The SDN Business provides solutions that optimize networks for voice, video and UC for both enterprise and service provider customers. We believe that the acquisition of the SDN Business has helped to accelerate our delivery of our SDN strategy. The financial results of the SDN Business are included in our consolidated financial statements starting on the Treq Asset Acquisition Date.

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

Financial Overview

Restructuring and Cost Reduction Initiatives

We have been committed to streamlining our operations and reducing our operating costs.

In August 2012, we committed to a restructuring initiative to close and consolidate certain facilities and reduce our worldwide workforce (the "2012 Restructuring Initiative"). We regularly review our restructuring accruals against expected cash expenditures to determine if adjustments are required. As a result of such reviews, we recorded a net credit to restructuring expense aggregating $1.7 million in 2015. We recorded $5.6 million of expense in connection with the 2012 Restructuring Initiative in 2014. As of December 31, 2015, the payments related to this initiative had been completed.

To better align our cost structure to our then-current revenue expectations, in April 2015, we announced a cost reduction review. As part of this review, on April 16, 2015, we initiated a restructuring plan to reduce our workforce by approximately 150 positions, or 12.5% of our worldwide workforce (the "2015 Restructuring Initiative"). We recorded restructuring expense of $67,000 in 2016 and $3.8 million in 2015 in connection with the 2015 Restructuring Initiative.

On July 25, 2016, we announced a program to further accelerate our investment in new technologies as the communications industry migrates to a cloud-based architecture (the "2016 Restructuring Initiative"). We expect to record expense aggregating between $3 million and $4 million in connection with this action, resulting in expected annual savings of approximately $6 million to $8 million. We recorded $1.5 million of expense in 2016 and expect to record the remaining expense by the end of the second quarter of 2017. We intend to utilize the majority of the savings to shift headcount toward new strategic initiatives, such as new products and an expanded go-to-market footprint in selected geographies and discrete vertical markets.

In connection with the acquisition of Taqua, our management approved a restructuring plan in the third quarter of 2016 to eliminate certain redundant positions within the combined companies. On October 24, 2016, the Audit Committee of our Board of Directors approved a broader Taqua restructuring plan related to headcount and redundant facilities (collectively, the "Taqua Restructuring Initiative"). In connection with this initiative, we recorded $1.2 million of restructuring expense in 2016. We anticipate we will record additional future expense in connection with this initiative for headcount and redundant facilities aggregating approximately $1 million.

Financial Results

We reported losses from operations of $13.6 million for 2016, $31.2 million for 2015 and $17.3 million for 2014. We reported net losses of $13.9 million for 2016, $31.9 million for 2015 and $16.9 million for 2014.

Our revenue was $252.6 million in 2016, $249.0 million in 2015 and $296.3 million in 2014. Our gross profit was $167.6 million in 2016, $161.7 million in 2015 and $193.4 million in 2014. Our gross profit as a percentage of revenue ("total gross margin") was 66.4% in 2016, 64.9% in 2015 and 65.3% in 2014.

Our operating expenses were $181.2 million in 2016, compared to $192.9 million in 2015 and $210.7 million in 2014. Our 2016 operating expenses included $1.2 million of incremental acquisition-related costs for professional and services fees related to our September 2016 acquisition of Taqua and $2.7 million of restructuring expense, comprised of $1.5 million related to our 2016 Restructuring Initiative, $1.2 million related to our Taqua Restructuring Initiative and $67,000 related to our 2015 Restructuring Initiative. Our 2015 operating expenses included $0.1 million of incremental acquisition-related costs for professional and services fees related to the January 2015 acquisition of the SDN Business and $2.1 million of restructuring expense, comprised of $3.8 million of expense related to our 2015 Restructuring Initiative, net of $1.7 million of reversals of restructuring expense previously recorded in connection with our 2012 Restructuring Initiative. Our 2014 operating expenses included $1.6 million of incremental acquisition-related expense, comprised of $1.3 million related to the acquisition of PT and $0.3 million related to the acquisition of the SDN Business. Our 2014 operating expenses also included $5.6 million of restructuring expense related to our 2012 Restructuring Initiative.

We recorded stock-based compensation expense of $19.8 million in 2016, $21.7 million in 2015 and $23.9 million in 2014.

We sold a domain name and a block of IPv4 addresses in July 2016 and December 2016, respectively, both of which we had acquired in connection with previous acquisitions, and recorded income aggregating $1.3 million in connection with these transactions. In October 2015, we sold a domain name we had acquired in connection with our acquisition of PT. We recorded $0.9 million of income in connection with this transaction. These amounts are included in Other income, net, in our consolidated statement of operations.

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

Our products typically have both software and non-software components that function together to deliver the products' essential functionality. Many of our sales involve multiple-element arrangements that include both software and hardware-related products, maintenance and various professional services. We recognize revenue in accordance with the provisions of Accounting Standards Codification ("ASC") 605-25, Revenue Recognition - Multiple-Element Arrangements ("ASC 605-25") for transactions that include both hardware and software components. We recognize revenue from stand-alone software sales under the software revenue recognition guidance in ASC 985-605, Software - Revenue Recognition ("ASC 985-605").

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

We use the Black-Scholes valuation model for estimating the fair value on the date of grant of employee stock options. Determining the fair value of stock option awards at the grant date requires judgment regarding certain valuation assumptions, including the volatility of our stock price, expected term of the option, risk-free interest rate and expected dividends. Changes in such assumptions and estimates could result in different fair values and could therefore impact our earnings. Such changes, however, would not impact our cash flows. The fair value of RSAs, RSUs and PSAs is based upon our stock price on the grant date.

In 2015, we began to grant PSUs that include a market condition to certain of our executives. We use a Monte Carlo simulation approach to model future stock price movements based upon the risk-free rate of return, the volatility of each entity, and the pair-wise covariance between each entity. These results are then used to calculate the grant date fair values of the PSUs.

The amount of stock-based compensation expense recorded in any period for unvested awards requires estimates of the amount of stock-based awards that are expected to be forfeited prior to vesting, as well as assumptions regarding the probability that PSAs will be earned.

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

Our annual testing for impairment of goodwill is completed as of November 30. We operate as a single operating segment with one reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of our company as a whole. We performed our step one assessments for 2016, 2015 and 2014 as proscribed by Intangibles - Goodwill and Other (ASC Topic 350) and concluded for all three years that it was not more likely than not that the fair value of our reporting unit was less than its carrying value.

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

We assess the recoverability of any tax assets recorded on the balance sheet and provide any necessary valuation allowances as required. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative income in the most recent years, changes in the business in which we operate and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized, including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage our underlying businesses. Such assessment is completed on a jurisdiction by jurisdiction basis.

At December 31, 2016, we had valuation allowances of approximately $142 million to offset net domestic deferred tax assets of approximately $142 million. In the event we determine it is more likely than not that we will be able to use a deferred tax asset in the future in excess of its net carrying value, the valuation allowance would be reduced, thereby increasing net earnings and increasing equity in the period such determination is made. We have recorded net deferred tax assets in some of our international subsidiaries. These amounts could change in future periods based upon our operating results and changes in tax law.

We provide for income taxes during interim periods based on the estimated effective tax rate for the full year. We record a cumulative adjustment to the tax provision in an interim period in which a change in the estimated annual effective tax rate is determined.

We have not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as we currently plan to indefinitely reinvest these amounts and have the intent and ability to do so. Cumulative undistributed foreign earnings were approximately $28 million at each of December 31, 2016 and December 31, 2015. Generally, the undistributed foreign earnings become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. We have been taxed on certain earnings of our non-U.S. subsidiaries. Previously taxed earnings were approximately $16 million at each of December 31, 2016 and December 31, 2015. Thus, $12 million of the undistributed earnings at each of December 31, 2016 and December 31, 2015 are subject to U.S. income taxes on undistributed earnings. We do not believe it is practicable to estimate with reasonable accuracy the hypothetical amount of the unrecognized deferred tax liability on our undistributed foreign earnings given the large number of tax jurisdictions involved and the many factors and assumptions required to estimate the amount of the U.S. federal income tax on the undistributed earnings after reduction for the available foreign tax credits.

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

Results of Operations
Years Ended December 31, 2016 and 2015

Revenue. Revenue for the years ended December 31, 2016 and 2015 was as follows (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2016	2015	$	%
Product	$146,381	$141,913	$4,468	3.1%
Service	106,210	107,121	(911)	(0.9)%
Total revenue	$252,591	$249,034	$3,557	1.4%

Product revenue is comprised of sales of our communication infrastructure products. The increase in product revenue in 2016 compared to 2015 was primarily the result of an increase in sales of our SBC 5000 series products and our SBC 7000, which contributed approximately $5 million of higher product revenue in 2016 compared to 2015, and the inclusion of $0.7 million of product revenue from Taqua in our current year results. These increases were partially offset by net decreases in sales of our other products, particularly our GSX-related products.

In 2016, approximately 26% of our product revenue recognized was from indirect sales through our channel partner program, compared to approximately 24% in 2015.

In both 2016 and 2015, our product revenue from sales to enterprise customers was approximately 19% of our total product revenue. These sales were made both through our direct sales team and indirect sales channel partners.

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

Service revenue for the years ended December 31, 2016 and 2015 was comprised of the following (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2016	2015	$	%
Maintenance	$86,995	$89,280	$(2,285)	(2.6)%
Professional services	19,215	17,841	1,374	7.7%
Total service revenue	$106,210	$107,121	$(911)	(0.9)%

Our maintenance revenue decreased in 2016 compared to 2015, primarily due to customer mix, including merger activity among certain of our customers, and the timing of product shipments in 2016. This decrease was partially offset by the growth of our installed customer base, the timing of maintenance renewals and the acquisition of Taqua.

The increase in our professional services revenue in 2016 compared to 2015 was primarily due to an increase in volume of projects completed in the current year compared to the prior year. The timing of the completion of projects for revenue recognition, customer payments and maintenance contracts may cause our services revenue to fluctuate from one period to the next.

The following customer contributed 10% or more of our revenue in the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015
AT&T	12%	13%

International revenue was approximately 31% of revenue in 2016 and approximately 29% of revenue in 2015. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue may fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $6.9 million at December 31, 2016 and $12.5 million at December 31, 2015. Our deferred service revenue was $43.8 million at December 31, 2016 and $33.6 million at December 31, 2015. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect that our product revenue in 2017 will be relatively flat compared to 2016 levels, primarily due to continued consolidation among our customers and their suppliers. We will continue to focus on expanding our product offerings to address the emerging UC and IP-based markets, such as SBC, in both the enterprise and service provider markets, which we believe are aligned with the technology strategies of our customers.

We expect that our service revenue in 2017 will increase from 2016 levels as a result of the continued growth of our installed customer base, partially offset by lower revenue resulting from the aforementioned customer merger activities.

Overall, we expect that total revenue in 2017 will be flat to slightly higher, or low single digit growth, compared to 2016 total revenue.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross margins for the years ended December 31, 2016 and 2015 were as follows (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2016	2015	$	%
Cost of revenue
Product	$47,367	$50,460	$(3,093)	(6.1)%
Service	37,613	36,917	696	1.9%
Total cost of revenue	$84,980	$87,377	$(2,397)	(2.7)%
Gross margin
Product	67.6%	64.4%
Service	64.6%	65.5%
Total gross margin	66.4%	64.9%

The increase in product gross margin in 2016 compared to 2015 was primarily due to higher product revenue against certain fixed manufacturing costs, coupled with $4.7 million of lower variable costs in connection with our inventory valuation, which increased our product gross margin in the aggregate by approximately three percentage points. Our product and customer mix, particularly sales of our SBC 7000 and SBC 5000 products, contributed slightly to the increase in our product gross margin in 2016.

The decrease in service gross margin in 2016 compared to 2015 was primarily attributable to slightly higher fixed service costs, including the inclusion of Taqua expenses since the Taqua Acquisition Date, and third party costs, both against slightly lower revenue, each of which decreased our service gross margin by approximately one-half of one percentage point.

Our service cost of revenue is relatively fixed in advance of any particular quarter and therefore, changes in service revenue will typically have a significant impact on service gross margins.

We believe that our total gross margin will continue to be comparable to historical levels on an annualized basis in the foreseeable future.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing and enhancement of our products. Research and development expenses for the years ended December 31, 2016 and 2015 were as follows (in thousands, except percentages):

Year ended December 31,		Decrease from prior year
2016	2015	$	%
$72,841	$77,908	$(5,067)	(6.5)%

The decrease in research and development expenses in 2016 compared to 2015 was attributable to $2.5 million of lower depreciation expense, $1.1 million of lower expense for product development (i.e., third-party development, prototype and test equipment costs), $1.0 million of lower facilities-related expenses and $0.5 million of lower employee-related expenses. The decrease in employee-related expenses was attributable to $0.4 million of lower expense in connection with our company-wide cash bonus program, and $0.4 million of lower stock-based compensation expense, partially offset by a $0.3 million increase in salary and related expenses.

Some aspects of our research and development efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and market. We believe that our research and development expenses in 2017 will increase from 2016 levels due to the full year impact in 2017 of Taqua research and development costs and our increased investment in our security strategy, partially offset by cost reductions resulting from our 2016 Restructuring Initiative and Taqua Restructuring Initiative.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the years ended December 31, 2016 and 2015 were as follows

(in thousands, except percentages):

Year ended December 31,		Decrease from prior year
2016	2015	$	%
$68,539	$72,841	$(4,302)	(5.9)%

The decrease in sales and marketing expenses in 2016 compared to 2015 was attributable to $5.0 million of lower employee-related expenses, $1.0 million of lower consulting fees, $0.4 million of lower facilities-related expenses and $0.3 million of lower amortization of acquired intangible assets. These decreases were partially offset by $0.6 million of higher marketing and trade show expenses and $1.8 million of net increases in other sales and marketing expenses. The decrease in employee-related expenses was attributable to $2.3 million of lower salary and commissions and related expenses, $1.8 million of lower employee travel, training and related expenses, $0.8 million of lower stock-based compensation expense and $0.1 million of lower expense in connection with our company-wide cash bonus program.

We believe that our sales and marketing expenses will increase in 2017 from 2016 levels due to the full year impact of the inclusion of Taqua in 2017, partially offset by reductions resulting from the 2016 Restructuring Initiative and the Taqua Restructuring Initiative.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and audit, legal and other professional fees. General and administrative expenses for the years ended December 31, 2016 and 2015 were as follows (in thousands, except percentages):

Year ended December 31,		Decrease from prior year
2016	2015	$	%
$35,948	$39,846	$(3,898)	(9.8)%

The decrease in general and administrative expenses in 2016 compared to 2015 was primarily attributable to $3.3 million of lower employee-related expenses, $0.6 million of lower depreciation expense and $0.5 million of lower professional fees (i.e., legal, audit and outside services), partially offset by $0.5 million of higher expense related to patent litigation settlement costs. The decrease in employee-related expenses was attributable to $2.1 million of lower stock-based compensation expense, $0.8 million of lower salary and related expenses and $0.4 million of lower expense in connection with our Company-wide cash bonus program.

We believe that our general and administrative expenses will be relatively flat in 2017 compared to 2016.

Acquisition-Related Expenses. Acquisition-related expenses include those expenses related to business acquisitions that would not otherwise have been incurred by us. These expenses include professional and services fees, such as legal, audit, consulting, paying agent and other fees. We recorded $1.2 million of acquisition-related expenses in 2016 in connection with the acquisition of Taqua and $0.1 million of acquisition-related expenses in 2015 in connection with the acquisition of the SDN Business.

Restructuring Expense. We have been committed to streamlining operations and reducing operating costs by closing and consolidating certain facilities and reducing our worldwide workforce. Please see the additional discussion of our restructuring initiatives in the "Restructuring and Cost Reduction Initiatives" section of the Overview of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

We recorded restructuring expense aggregating $2.7 million in 2016, comprised of $1.5 million for severance and related costs under our 2016 Restructuring Initiative, $1.2 million related to our Taqua Restructuring Initiative and $67,000 for a change in estimate related to severance costs under our 2015 Restructuring Initiative. The expense recorded in connection with our Taqua Restructuring Initiative was comprised of $1.0 million for severance and related costs and $0.2 million for the elimination of excess facilities.

We recorded $2.1 million of restructuring expense in 2015, comprised of $3.8 million of expense for severance and related costs in connection with our 2015 Restructuring Initiative and $0.1 million of incremental expense in connection with our previous restructuring initiative related to vacating our Rochester, New York facility. These amounts were partially offset by reversals of $1.4 million in connection with our Fremont, California facility and $0.3 million in connection with our Dulles, Virginia facility, representing settlements with the respective landlords to vacate the facilities for amounts that were lower than had previously been accrued, and $0.1 million in connection with changes in the amounts of severance ultimately paid to certain individuals.

Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain areas that we believe are important to our future growth. Restructuring expense is reported separately in the consolidated statements of operations.

Interest Income, net. Interest income and interest expense for the years ended December 31, 2016 and 2015 were as follows (in thousands, except percentages):

	Year ended December 31,		Increase (decrease) from prior year
	2016	2015	$	%
Interest income	$866	$406	$460	113.3%
Interest expense	(97)	(199)	(102)	(51.3)%
Interest income, net	$769	$207	$562	271.5%

Interest income consisted of interest earned on our cash equivalents, marketable securities and investments. Interest expense was related to interest on capital lease obligations and expense related to the amortization of debt issuance costs in connection with our revolving credit facility.

Other Income, Net. In July 2016, we sold the NET domain name to a third party and recognized a gain, net of commission and fees, of $0.8 million, and in December 2016, we sold a block of IP addresses which we had acquired in connection with our acquisition of PT and recognized a gain, net of commission and fees, of $0.5 million. We recorded $0.9 million of income in 2015 related to the sale of a domain name we had acquired in connection with our acquisition of PT.

Income Taxes. We recorded provisions for income taxes of $2.5 million in 2016 and $2.0 million in 2015, primarily related to foreign operations. The increase in 2016 was primarily the result of settling a foreign tax audit, which accounted for $0.6 million of incremental income tax expense in 2016 compared to 2015. The income tax benefits from the deferred tax assets recorded in connection with our current year domestic losses have been offset by an increase in the valuation allowance. During 2016 and 2015, we performed an analysis to determine if, based on all available evidence, we considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. As a result of our evaluations, we concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to our cumulative losses and other factors. Accordingly, we maintained a valuation against our domestic deferred tax asset.

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

Our maintenance revenue decreased slightly in 2015 compared to 2014, primarily due to customer mix, including merger activity among certain of our customers, and the timing of product shipments in 2015. This decrease was partially offset by the growth of our installed customer base and the timing of maintenance renewals.

The following customer contributed 10% or more of our revenue in each of the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015	2014
AT&T	13%	19%

International revenue was approximately 29% of total revenue in both 2015 and 2014.

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

The decrease in research and development expenses in 2015 compared to 2014 was attributable to $2.9 million of lower employee-related costs, partially offset by $1.2 million of higher expense for product development and $0.2 million of net increases in other research and development expenses. The decrease in employee-related expenses in 2015 was attributable to $3.0 million of lower salary and related expenses, $0.3 million of lower stock-based compensation expense and $0.1 million of lower employee travel and related expenses. These decreases were partially offset by $0.5 million of higher expense related to our Company-wide cash bonus program. Our lower employee-related expenses were primarily due to reduced headcount in connection with our 2015 Restructuring Initiative.

Sales and Marketing Expenses. Sales and marketing expenses for the years ended December 31, 2015 and 2014 were as follows (in thousands, except percentages):

Year ended December 31,		Decrease from prior year
2015	2014	$	%
$72,841	$80,141	$(7,300)	(9.1)%

The decrease in sales and marketing expenses in 2015 compared to 2014 was attributable to $6.0 million of lower employee-related expenses, $0.9 million of lower marketing and trade show expenses, $0.4 million of lower expense related to evaluation equipment at customer sites, $0.4 million of lower facilities-related expense, $0.2 million of lower amortization expense related to acquired intangible assets and $0.3 million of net decreases in other sales and marketing expenses. These decreases were partially offset by $0.9 million of higher consulting expense. The decrease in employee-related expenses was attributable to $4.8 million of lower salary and commissions and related expenses and $1.9 million of lower employee travel and related expenses, partially offset by $0.7 million of higher expense related to our Company-wide cash bonus program. The lower employee-related expenses were primarily due to reduced headcount and related expenses in connection with our 2015 Restructuring Initiative.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2015 and 2014 were as follows (in thousands, except percentages):

Year ended December 31,		Decrease from prior year
2015	2014	$	%
$39,846	$43,937	$(4,091)	(9.3)%

The decrease in general and administrative expenses in 2015 compared to 2014 was attributable to $2.0 million of lower employee-related expenses, $1.1 million of lower expense related to foreign currency translation, the absence in 2015 of $0.4 million of divestiture costs related to the sale of the MPS business in 2014 and $2.3 million of net reductions in other general and administrative expenses. These reductions were partially offset by $1.7 million of higher professional and consulting fees. The decrease in employee-related expenses resulted from $1.9 million of lower stock-based compensation expense, $1.0 million of lower salary and related expenses and $0.3 million of lower employee travel and related expenses. These decreases were partially offset by $1.2 million of higher expense related to our Company-wide cash bonus program. Our lower employee-related expenses were primarily due to reduced headcount and related expenses in connection with our 2015 Restructuring Initiative.

Acquisition-Related Expenses. We recorded $0.1 million of acquisition-related expenses in 2015 for professional fees, primarily legal fees, in connection with the acquisition of the SDN Business. We recorded $1.6 million of acquisition-related expenses in 2014, comprised of $1.3 million related to PT and $0.3 million related to the SDN Business.

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

Interest expense was related to interest on capital lease obligations and included expense related to the amortization of debt issuance costs in connection with our revolving credit facility. Interest expense in 2014 also included interest on the debt assumed in connection with the acquisition of Network Equipment Technologies, Inc. ("NET").

Other Income, Net. We recorded $0.9 million of income in October 2015 related to the sale of a domain name we had acquired in connection with our acquisition of PT. We recorded $2.25 million of income in 2014 related to the settlement of a litigation matter in March 2014 in which we recovered a portion of our losses related to the impairment of certain prepaid royalties that we had written off in 2012.

Income Taxes. We recorded provisions for income taxes of $2.0 million in 2015 and $2.2 million in 2014, primarily related to foreign operations. The income tax benefits from the deferred tax assets recorded in connection with our domestic losses were offset by an increase in the valuation allowance. During 2015 and 2014, we performed an analysis to determine if, based on all available evidence, we considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. As a result of our evaluations, we concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to our cumulative losses and other factors. Accordingly, we maintained a valuation against our domestic deferred tax asset.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources
Our consolidated statements of cash flows are summarized as follows (in thousands):

	Year ended December 31,
	2016	2015	Change
Net loss	$(13,932)	$(31,895)	$17,963
Adjustments to reconcile net loss to cash flows used in operating activities	35,061	40,735	(5,674)
Changes in operating assets and liabilities	(1,937)	11,029	(12,966)
Net cash provided by operating activities	$19,192	$19,869	$(677)
Net cash used in investing activities	$(27,347)	$(4,585)	$(22,762)
Net cash used in financing activities	$(9,870)	$(6,202)	$(3,668)

Our cash, cash equivalents and short- and long-term investments totaled $126.1 million at December 31, 2016 and $142.2 million at December 31, 2015. We had cash and marketable securities held by our foreign subsidiaries aggregating approximately $5 million at December 31, 2016 and $4 million at December 31, 2015. We do not intend to repatriate these funds, and as such, they are not available to fund our domestic operations. If we were to repatriate the funds, they would likely be treated as income for U.S. tax purposes, fully offset by our net operating losses. We do not believe this will have a material impact on our liquidity.

We entered into a credit agreement by and among the Company, as Borrower, Bank of America, N.A. ("Bank of America"), as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto on June 27, 2014 (the "Credit Agreement"), which agreement was amended by a First Amendment to Credit Agreement on June 26, 2015 (the "First Amendment") and further amended by a Second Amendment to Credit Agreement on June 13, 2016 (the "Second Amendment" and collectively with the Credit Agreement and the First Amendment, the "Amended Credit

Agreement"). Certain terms of the Credit Agreement have been amended by the Second Amendment, including, among other things: (i) an increase of the commitments from $15 million to $20 million; (ii) an extension of the maturity date from June 30, 2016 to June 30, 2017; (iii) a reduction to the aggregate amount of cash and cash equivalents that the Loan Parties (as defined below) are required to hold at any time from $85 million to $50 million; and (iv) a reduction of the commitment fee on the unused commitments available for borrowing from 0.15% to 0.1125%. The Amended Credit Agreement provides that we may select the interest rates under the credit facility from among the following options: (i) the Eurodollar Rate (which is defined as the rate per annum equal to the London Interbank Offered Rate plus 1.5% per annum) for a Eurodollar Rate Loan; and (ii) the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect on the borrowing date as publicly announced from time to time by Bank of America as its prime rate, and (c) the monthly Eurodollar Rate plus 1%. Our obligations under the Amended Credit Agreement are guaranteed by Sonus International, Inc., Sonus Federal, Inc., Taqua and NET (collectively with the Company, the "Loan Parties") pursuant to a Master Continuing Guaranty and are secured by the assets of the Loan Parties pursuant to a Security and Pledge Agreement. We did not have any amounts outstanding under the Amended Credit Agreement at December 31, 2016.

The Amended Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments, investments, transactions with affiliates, certain restrictive agreements and compliance with sanctions laws and regulations. The total revenues of the Loan Parties cannot be less than an aggregate of $50 million as of the last day of the Loan Parties' fiscal quarter, computed on a fiscal quarterly basis. The credit facility will become due on June 30, 2017, subject to acceleration upon certain specified events of default, including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, an ERISA Event (as defined in the Credit Agreement), the failure to pay specified indebtedness and a change of control default. We did not have any amounts outstanding under the Credit Agreement at December 31, 2016.

On July 29, 2013, we announced that our Board of Directors had authorized a stock buyback program to repurchase up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions. The stock buyback program is being funded using our working capital. During the year ended December 31, 2016, we repurchased and retired 1.3 million shares under our stock buyback program for $9.5 million in the aggregate, including transaction fees. During the year ended December 31, 2015, we repurchased and retired 0.6 million shares for $7.9 million, including transaction fees.

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

Our operating activities provided $19.2 million of cash in 2016 and $19.9 million of cash in 2015.

Cash provided by operating activities in 2016 was primarily the result of decreases in inventory and other operating assets and higher deferred revenue, partially offset by lower accrued expenses and accounts payable, higher accounts receivable and our net loss. The decrease in accrued expenses primarily relates to lower accruals in connection with our Company-wide cash bonus program, for which we changed the timing of bonus payments in 2016 such that a portion of the bonus was paid in August 2016 based on our results against certain internal goals for the first half of the year. The remaining portion of the bonus amounts, if earned, is expected to be paid in March 2017 based on our results for the second half of 2016. Accordingly, the reduction in the bonus accrual represents the payments made to employees in August 2016. The increase in accounts receivable primarily relates to higher revenue in 2016 compared to 2015, partially offset by the results of our continued focus on our collections efforts. Deferred revenue balances will fluctuate as a result of timing of invoicing and revenue recognition. Our net loss, adjusted for non-cash items such as depreciation, amortization, stock-based compensation, losses on the disposal of equipment, gains on the sale of a domain name and a block of IPv4 addresses, and deferred income taxes, provided $21.1 million of cash.

Cash provided by operating activities in 2015 was primarily the result of decreases in accounts receivable and other operating assets and higher deferred revenue, partially offset by lower accrued expenses and accounts payable, higher inventories and our net loss. The decrease in accounts receivable primarily reflects our focused collections efforts, coupled with the impact of lower revenue in 2015 compared to 2014. The decrease in other operating assets was primarily the result of lower prepaid expenses. The decrease in accrued expenses was primarily attributable to our reduced restructuring accruals, reflecting both payments and reversals of previously recorded amounts, partially offset by higher amounts accrued for employee compensation and related costs, including accrued bonus, commissions and employee stock purchase plan amounts withheld. Our net loss, adjusted for non-cash items such as depreciation, amortization, stock-based compensation, losses on the disposal of equipment, the gain on the sale of a domain name and deferred income taxes, provided $8.8 million of cash.

Our investing activities used $27.3 million of cash in 2016 and $4.6 million of cash in 2015. In 2016, we used $20.7 million of cash, net of cash acquired, for business acquisitions, $4.7 million of cash used for the purchase of property and equipment and $3.3 million of net investments in marketable securities. These amounts were partially offset by $1.3 million of cash proceeds from the sale of a domain name and a block of IP addresses that we had previously acquired. The amount used for business acquisitions was comprised of $19.9 million, net of cash acquired, for the acquisition of Taqua and $0.8 million paid as the final consideration installment for the SDN Business. The 2015 amount was comprised of $10.9 million of cash paid, net of cash acquired, for the acquisition of the SDN Business and $7.8 million of cash used for the purchase of property and equipment. These amounts were partially offset by $13.2 million of net maturities of marketable securities and $0.9 million of cash received from the sale of a domain name acquired in connection with the PT acquisition.

Our financing activities used $9.9 million of cash in 2016 and $6.2 million of cash in 2015. The 2016 amount was comprised of $9.5 million used for the repurchase of common stock under our stock buyback program, $1.8 million used to pay withholding obligations related to the net share settlement of restricted and performance-based stock grants upon vesting and approximately $43,000 for payments on our capital leases for office equipment. These amounts were partially offset by $1.4 million of proceeds from the sale of our common stock in connection with our Amended and Restated 2000 Employee Stock Purchase Plan, as amended ("ESPP"), and $0.2 million of proceeds from the exercise of stock options. The 2015 amount was comprised of $7.9 million used for the repurchase of common stock under our stock buyback program, $2.3 million used to pay withholding obligations related to the net share settlement of restricted and performance-based stock grants upon vesting and $0.1 million for payments on our capital leases for office equipment. These amounts were partially offset by $2.4 million of proceeds from the sale of our common stock in connection with our ESPP and $1.8 million of proceeds from the exercise of stock options.

Contractual Obligations

Our contractual obligations (both principal and interest) at December 31, 2016 consisted of the following (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	$134	$46	$83	$5	$—
Operating lease obligations *	11,193	4,600	5,687	906	—
Purchase obligations	780	422	358	—	—
Restructuring severance obligations	1,049	1,049	—	—	—
Uncertain tax positions **	8,969	8,969	—	—	—
	$22,125	$15,086	$6,128	$911	$—

__________________________________

*	Includes restructuring payments aggregating $218,000, comprised of $156,000 due in less than one year and $62,000 due in one to three years.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity's testing of reporting units for goodwill impairment, clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for us beginning January 1, 2020 for both interim and annual reporting periods, with early adoption permitted. We are currently assessing the potential impact of the adoption of ASC 2017-04 on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, ("ASU 2016-16"), which removes the prohibition in Accounting Standards Codification ("ASC") 740, Income Taxes, against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is intended to reduce the complexity of accounting principles generally accepted in the United States ("GAAP") and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving IP. ASU 2016-16 is effective for us beginning January 1, 2019 for both interim and annual reporting periods. We do not believe that the adoption of this standard will have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. ASU 2016-15 adds or clarifies guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or certain other debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for us beginning January 1, 2018 for both interim and annual reporting periods, with early adoption permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. We do not expect that the adoption of ASU 2016-15 will have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which adds an impairment model that is based on expected losses rather than incurred losses. Under ASU 2016-13, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective for us beginning January 1, 2020 for both interim and annual reporting periods, with early adoption permitted. We do not expect that the adoption of ASU 2016-13 will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 was effective for us beginning January 1, 2017 for both interim and annual reporting periods. Under ASU 2016-09, we will now recognize unrealized excess tax benefits. Due to the full valuation allowance on our federal and state income taxes, we do not expect that the adoption if ASU 2016-09 will impact our accounting for income taxes. Without the valuation allowance, we estimate that we would recognize a deferred tax asset approximating $6 million upon adoption of ASU 2016-09. We have elected to continue to apply forfeiture rates to our expense attribution related to stock options, restricted stock awards and restricted stock units, as we believe that such continued application results in more accurate expense attribution over the life of these equity grants.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in the consolidated balance sheet. Netting of deferred tax assets and deferred tax liabilities is still required under ASU 2015-17. ASU 2015-17 is effective for us for our annual report for the year ending December 31, 2018 and for interim period reporting beginning January 1, 2019, with early adoption permitted. We elected to early-adopt ASU 2015-17 prospectively and accordingly, reclassified our net current deferred tax asset totaling $1.0 million to our noncurrent net deferred tax asset as of December 31, 2015. No prior periods were retrospectively adjusted. The early adoption of ASU 2015-17 did not have a material impact on our consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), which provides guidelines for determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 was effective for us for annual periods beginning January 1, 2017, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB ASC. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property, plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"), which defers the original effective date of interim and annual reporting periods by one year. As a result, the Company will not be required to apply the new revenue standard until annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) ("ASU 2016-08") to clarify certain aspects of the principal-versus-agent guidance in its new revenue recognition standard in response to feedback received from the FASB-International Accounting Standards Board joint revenue recognition transition resource group. ASU 2016-08 clarifies the implementation guidance on principal-versus-agent considerations regarding how an entity determines whether it is a principal or an agent for each specified good or service promised to the customer and how an entity determines the nature of each specified good or service. ASU 2016-08 also provides clarification regarding the application of the principal-versus-agent guidance. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"), which amends certain aspects of the guidance in ASU 2014-09 on identifying performance obligations, including immaterial promised goods or services, shipping and handling activities and identifying when promises represent performance obligations; and licensing implementation guidance, including determining the nature of an entity's promise in granting a license, sales-based and usage-based royalties, restrictions of time, geographical location and use, and renewals of licenses that provide a right to use IP. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) ("ASU 2016-11"), which rescinds certain SEC guidance from the Codification in response to announcements made by the SEC staff at the Emerging Issues Task Force's March 3, 2016 meeting, and which supersedes certain SEC observer comments on the topics of revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, accounting for consideration given by a vendor to a customer and accounting for gas-balancing arrangements upon the adoption of ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) ("ASU 2016-12"), which amends certain aspects of ASU 2014-09, including regarding collectability, the presentation of sales tax and other similar taxes collected from customers, non-cash consideration, contract modifications and completed contracts at transition. ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12 are effective at the same time as ASU 2014-09 (as amended by ASU 2015-14). We continue to assess the potential impact of the adoption of these ASUs on our consolidated financial statements, and currently believe that such adoption will, in general, accelerate the recognition of revenue (i.e., more revenue will be recognized upon delivery than is currently recognized ratably or upon payment) compared to the current standards in effect, particularly, sales of software-only products and sales to customers currently accounted for on a cash basis. We currently expect to adopt these ASUs using the modified retrospective option.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations.
At December 31, 2016, our cash, cash equivalents, marketable securities and long-term investments totaled $126.1 million. We maintain an investment portfolio of various holdings, types and maturities which may include money market funds, commercial paper, corporate notes, certificates of deposit and government debt securities. A sharp rise in market interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in market interest rates could have a material impact on the interest earnings of our investment portfolio. We do not currently hedge these interest rate exposures. We place our investments with high quality issuers and have policies limiting, among other things, the amount of credit exposure to any one issuer. We seek to limit default risk by purchasing only investment grade securities. We manage potential losses in fair value by investing in relatively short-term investments, thereby allowing us to hold our investments to maturity. A hypothetical movement of plus or minus 50 basis points in market interest rates could affect the value of our investment portfolio by approximately $0.4 million for the year ended December 31, 2016. However, we have the ability to hold our investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.
Based on a hypothetical 10% adverse movement in all foreign currency exchange rates, our revenue for the year ended December 31, 2016 would have been adversely affected by approximately $1.0 million and our net loss for the year ended December 31, 2016 would have been adversely affected by approximately $0.9 million, although the actual effects may differ materially from this hypothetical analysis.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sonus Networks, Inc.
Westford, Massachusetts

We have audited the accompanying consolidated balance sheets of Sonus Networks, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sonus Networks, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 27, 2017

SONUS NETWORKS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$31,923	$50,111
Marketable securities	61,836	58,533
Accounts receivable, net	53,862	51,533
Inventory	18,283	23,111
Other current assets	12,010	11,853
Total current assets	177,914	195,141
Property and equipment, net	11,741	13,620
Intangible assets, net	30,197	26,087
Goodwill	49,393	40,310
Investments	32,371	33,605
Deferred income taxes	1,542	1,879
Other assets	4,901	2,249
	$308,059	$312,891
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,525	$5,949
Accrued expenses	25,886	31,963
Current portion of deferred revenue	43,504	38,716
Current portion of long-term liabilities	1,154	821
Total current liabilities	77,069	77,449
Deferred revenue	7,188	7,374
Deferred income taxes	3,047	2,282
Other long-term liabilities	1,633	2,760
Total liabilities	88,937	89,865
Commitments and contingencies (Note 21)
Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 120,000,000 shares authorized; 49,041,881 shares issued and outstanding at December 31, 2016; 49,473,789 shares issued and outstanding at December 31, 2015	49	49
Additional paid-in capital	1,250,744	1,240,803
Accumulated deficit	(1,037,174)	(1,023,242)
Accumulated other comprehensive income	5,503	5,416
Total stockholders' equity	219,122	223,026
	$308,059	$312,891

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year ended December 31,
	2016	2015	2014
Revenue:
Product	$146,381	$141,913	$182,455
Service	106,210	107,121	113,871
Total revenue	252,591	249,034	296,326
Cost of revenue:
Product	47,367	50,460	60,284
Service	37,613	36,917	42,637
Total cost of revenue	84,980	87,377	102,921
Gross profit	167,611	161,657	193,405
Operating expenses:
Research and development	72,841	77,908	79,396
Sales and marketing	68,539	72,841	80,141
General and administrative	35,948	39,846	43,937
Acquisition-related	1,152	131	1,558
Restructuring	2,740	2,148	5,625
Total operating expenses	181,220	192,874	210,657
Loss from operations	(13,609)	(31,217)	(17,252)
Interest income, net	769	207	75
Other income, net	1,424	1,122	2,536
Loss before income taxes	(11,416)	(29,888)	(14,641)
Income tax provision	(2,516)	(2,007)	(2,214)
Net loss	$(13,932)	$(31,895)	$(16,855)
Loss per share:
Basic	$(0.28)	$(0.64)	$(0.34)
Diluted	$(0.28)	$(0.64)	$(0.34)
Shares used to compute loss per share:
Basic	49,385	49,560	50,245
Diluted	49,385	49,560	50,245

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year ended December 31,
	2016	2015	2014
Net loss	$(13,932)	$(31,895)	$(16,855)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	54	9	(426)
Unrealized loss on available-for-sale marketable securities	33	(15)	(142)
Less: Reclassification adjustment for (gains) losses included in net loss	18	—	(46)
Other comprehensive income (loss), net of tax	105	(6)	(614)
Comprehensive loss, net of tax	$(13,827)	$(31,901)	$(17,469)

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Stockholders' Equity
(in thousands, except share data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balances, January 1, 2014	53,245,218	$53	$1,280,655	$(974,492)	$6,036	$312,252
Issuance of common stock in connection with employee stock purchase plan	180,502		2,882			2,882
Exercise of stock options	806,385	1	10,116			10,117
Vesting of restricted stock	428,674					—
Vesting of performance-based stock awards	136,526					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(142,399)		(2,442)			(2,442)
Stock-based compensation expense			23,914			23,914
Repurchase of common stock	(5,297,873)	(5)	(93,219)			(93,224)
Assumption of equity awards in connection with acquisition of Performance Technologies, Incorporated			1,671			1,671
Other comprehensive loss					(614)	(614)
Reclassification of liability to equity for cash bonuses converted to equity awards			2,649			2,649
Net loss				(16,855)		(16,855)
Balances, December 31, 2014	49,357,033	49	1,226,226	(991,347)	5,422	240,350
Issuance of common stock in connection with employee stock purchase plan	233,659		2,378			2,378
Exercise of stock options	155,478		1,757			1,757
Vesting of restricted stock awards	491,739	1				1
Vesting of performance-based stock awards and units	45,901					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(167,634)		(2,344)			(2,344)
Repurchase of common stock	(642,387)	(1)	(7,916)			(7,917)
Stock-based compensation expense			21,699			21,699
Reclassification of equity to liability for equity awards converted to cash bonuses			(997)			(997)
Other comprehensive loss					(6)	(6)
Net loss				(31,895)		(31,895)
Balances, December 31, 2015	49,473,789	49	1,240,803	(1,023,242)	5,416	223,026
Issuance of common stock in connection with employee stock purchase plan	225,031		1,360			1,360
Exercise of stock options	23,070		153			153
Vesting of restricted stock awards and units	792,773	1	(1)			—
Vesting of performance-based stock awards and units	18,438					—
Shares of restricted stock returned to the Company under net share settlements to satisfy tax withholding obligations	(231,620)		(1,810)			(1,810)
Repurchase of common stock	(1,259,600)	(1)	(9,529)			(9,530)
Stock-based compensation expense			19,768			19,768
Other comprehensive income					87	87
Net loss				(13,932)		(13,932)
Balances, December 31, 2016	49,041,881	$49	$1,250,744	$(1,037,174)	$5,503	$219,122

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(13,932)	$(31,895)	$(16,855)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	7,970	11,961	11,488
Amortization of intangible assets	7,500	7,107	4,597
Stock-based compensation	19,768	21,699	23,914
Loss on disposal of property and equipment	33	112	292
Gain on sale of domain names and IPv4 address blocks	(1,298)	(896)	—
Deferred income taxes	1,088	752	885
Changes in operating assets and liabilities:
Accounts receivable	(851)	11,369	4,771
Inventory	4,858	(1,001)	5,414
Other operating assets	506	4,915	5,077
Accounts payable	(821)	(1,257)	(3,759)
Accrued expenses and other long-term liabilities	(7,778)	(4,134)	1,657
Deferred revenue	2,149	1,137	(7,439)
Net cash provided by operating activities	19,192	19,869	30,042
Cash flows from investing activities:
Purchases of property and equipment	(4,626)	(7,792)	(9,541)
Business acquisitions, net of cash acquired	(20,669)	(10,897)	(35,022)
Divestiture of business	—	—	2,000
Purchases of marketable securities	(78,528)	(54,772)	(112,800)
Sale/maturities of marketable securities	75,178	67,980	179,365
Proceeds from the sale of fixed assets	—	—	268
Proceeds from the sale of domain name	1,298	896	—
Net cash (used in) provided by investing activities	(27,347)	(4,585)	24,270
Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	1,360	2,378	2,882
Proceeds from exercise of stock options	153	1,757	10,117
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(1,810)	(2,344)	(2,442)
Repurchase of common stock	(9,530)	(7,917)	(93,224)
Principal payments of capital lease obligations	(43)	(76)	(84)
Payment of debt	—	—	(2,380)
Net cash used in financing activities	(9,870)	(6,202)	(85,131)
Effect of exchange rate changes on cash and cash equivalents	(163)	(128)	(447)
Net (decrease) increase in cash and cash equivalents	(18,188)	8,954	(31,266)
Cash and cash equivalents, beginning of year	50,111	41,157	72,423
Cash and cash equivalents, end of year	$31,923	$50,111	$41,157
Supplemental disclosure of cash flow information:
Interest paid	$41	$64	$89
Income taxes paid	$1,249	$1,430	$2,247
Income tax refunds received	$511	$357	$94
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$277	$375	$411
Property and equipment acquired under capital lease	$36	$137	$—
Business acquisition purchase consideration - assumed equity awards	$—	$—	$1,671
Supplemental disclosure of non-cash financing activities:
Total fair value of restricted stock awards, restricted stock units, performance-based stock awards and performance-based stock units on date vested	$10,376	$9,138	$8,425

See notes to the consolidated financial statements.

SONUS NETWORKS, INC.

Notes to Consolidated Financial Statements

(1) NATURE OF THE BUSINESS

Sonus Networks, Inc. ("Sonus" or the "Company") is a leading provider of networked solutions for communications service providers (e.g., telecommunications, wireless and cable service providers) and enterprises to help them secure and unify their real-communications infrastructures. Sonus helps many of the world's leading communications service providers and enterprises embrace the next generation of Session Initiation Protocol ("SIP") and 4G/LTE (Long Term Evolution)-based solutions, including Voice over Internet Protocol ("VoIP"), Voice over WiFi ("VoWiFi"), video and Unified Communications ("UC") through secure, reliable and scalable Internet Protocol ("IP") networks. Sonus' products include session border controllers ("SBCs"), diameter signaling controllers ("DSCs") and VoWiFi solutions, which are supported by a global services team with experience in design, deployment and maintenance of some of the world's largest IP networks.

Sonus' communications solutions provide a secure way for its customers to link and leverage multivendor, multiprotocol communications systems and applications across their networks, around the world and in a rapidly changing ecosystem of IP-enabled devices such as smartphones and tablets. Sonus' solutions help realize the intended value and benefits of UC platforms by allowing disparate communications environments, commonplace in most enterprises today, to work seamlessly together. Likewise, Sonus' solutions facilitate the evolution to cloud-based delivery of UC solutions.

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

On September 26, 2016 (the "Taqua Acquisition Date"), the Company acquired Taqua, LLC ("Taqua"), a leading supplier of IP communications systems, applications and services to mobile and fixed operators. The financial results of Taqua are included in the Company's consolidated financial statements starting on the Taqua Acquisition Date.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

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

Revenue Recognition

The Company recognizes revenue from sales when persuasive evidence of an arrangement exists, delivery has occurred, the sale price is fixed or determinable, and collectability of the related receivable is reasonably assured. In instances where customer acceptance is required, revenue is deferred until the acceptance has been achieved. When fees for products or services are not fixed and determinable, the Company defers the recording of receivables, deferred revenue and revenue until such time as the fees become due or are collected.

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

The Company's products typically have both software and non-software components that function together to deliver the products' essential functionality. In addition, hardware sold generally cannot be used apart from the software. Therefore, the Company considers its principal products to be both software and hardware-related. Many of the Company's sales involve multiple element arrangements that include product, maintenance and various professional services. The Company recognizes revenue in accordance with the provisions of Accounting Standards Codification ("ASC") 605-25, Revenue Recognition - Multiple-Element Arrangements ("ASC 605-25") for transactions that include both hardware and software components. The Company recognizes revenue from stand-alone software sales under the software revenue recognition guidance in ASC 985-605, Software - Revenue Recognition ("ASC 985-605"). The Company limits the amount of revenue recognized for delivered elements to the amount that is not contingent on the future delivery of products or services, future performance obligations, or subject to customer-specific return or refund privileges.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

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

Cash and Cash Equivalents

Cash equivalents are stated at fair value. Cash equivalents are liquid securities that have remaining maturities of three months or less at the date of purchase.

Restricted Cash

The Company classifies as restricted cash all cash pledged as collateral to secure long-term obligations and all cash whose use is otherwise limited by contractual provisions. Restricted cash is recorded within other assets on the consolidated balance sheet.

Foreign Currency Translation

For foreign subsidiaries where the functional currency is the local currency, assets and liabilities are translated into U.S. dollars at the current exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during each period. Translation adjustments for these subsidiaries are included in Accumulated other comprehensive loss. The primary component of Accumulated other comprehensive loss at both December 31, 2016 and 2015 was cumulative translation adjustments.

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

The components of foreign currency transaction gains (losses) are reported as a component of General and administrative expenses in the consolidated statements of operations. The Company recognized net transaction losses of $0.3 million for the year ended December 31, 2016 and $0.4 million for the year ended December 31, 2015. The Company recognized a net transaction gain of $1.6 million for the year ended December 31, 2014.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

Deferred product costs represent deferred cost of revenue for product shipments to customers prior to satisfaction of Sonus' revenue recognition criteria. The Company classifies inventory that is not expected to be consumed within one year from the balance sheet date as noncurrent and includes such inventory as a component of Other assets.

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

Intangible Assets and Goodwill

Intangible assets are comprised of certain intangible assets arising from the 2012 acquisition of NET, comprised of developed technology, customer relationships and internal use software, which are amortized over their estimated useful lives of three to five years; the 2014 acquisition of PT, comprised of developed technology and customer relationships, which are amortized over their estimated useful lives of six to seven years; the 2015 acquisition of the SDN Business, comprised of developed technology, which is amortized over its estimated useful life of seven years and the September 2016 acquisition of Taqua, comprised of developed technology and customer relationships, which are amortized over their estimated useful lives of six to eight years. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable based upon the estimated undiscounted cash flows. Recoverability of intangible assets with estimated lives and other long-lived assets is measured by a comparison of the carrying amount of an asset or asset group to future net undiscounted cash flows expected to be generated by the asset or asset group. If these comparisons indicate that an asset is not recoverable, the Company will recognize an impairment loss for the amount by which the carrying value of the asset or asset group exceeds the related estimated fair value. Estimated fair value is based on either discounted future operating cash flows or appraised values, depending on the nature of the asset. See Note 9 for additional information regarding the Company's intangible assets.

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. Goodwill is not amortized, but instead is tested for impairment at least annually or if indicators of potential impairment exist by comparing the fair value of the Company's reporting unit to its carrying value.

The Company's annual testing for impairment of goodwill is completed as of November 30. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. The Company performed its step one assessments as proscribed by Intangibles - Goodwill and Other (ASC Topic 350) for each of the years ended December 31, 2016, 2015 and 2014 and concluded each year that it was not more likely than not that the fair value of the Company's reporting unit was less than its carrying value.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

of the awards that will be forfeited.

The Company uses the Black-Scholes valuation model for estimating the fair value on the date of grant of stock options. The fair value of stock option awards is affected by the Company's stock price as well as valuation assumptions, including the volatility of Sonus' stock price, expected term of the option, risk-free interest rate and expected dividends.

In 2015, the Company began to grant performance-based stock units ("PSUs") that include a market condition to certain of its executives. The Company uses a Monte Carlo simulation approach to model future stock price movements based upon the risk-free rate of return, the volatility of each entity and the pair-wise covariance between each entity. These results are then used to calculate the grant date fair values of the PSUs.

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

Concentrations of Credit Risk and Single Source Suppliers

The financial instruments that potentially subject Sonus to concentrations of credit risk are cash, cash equivalents, investments and accounts receivable. The Company's cash equivalents and investments were managed by one financial institution at December 31, 2016 and two financial institutions at December 31, 2015.

Certain components and software licenses from third parties used in Sonus' products are procured from single sources of supply. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt Sonus' delivery of products and thereby materially adversely affect Sonus' revenues and operating results.

Sonus had four contract manufacturers at December 31, 2016, of which one is primarily replied upon. Failure to manage the activities of these manufacturers or any disruption in these relationships could result in the disruption in the supply of its products and in delays in the fulfillment of the Company's customer orders.

Advertising Costs

Advertising costs are expensed as incurred and included as a component of Sales and marketing expense in the Company's consolidated statements of operations. Advertising expenses were $0.1 million for the year ended December 31, 2016, $0.9 million for the year ended December 31, 2015 and $1.5 million for the year ended December 31, 2014.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

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

Sonus has not provided for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as the Company plans to permanently reinvest these amounts. Cumulative undistributed foreign earnings were approximately $28 million at each of December 31, 2016 and December 31, 2015. Generally, the undistributed foreign earnings become subject to U.S. taxation upon the remittance of dividends and under certain other circumstances. The Company has been taxed on certain earnings of its non-U.S. subsidiaries. Previously taxed earnings were approximately $16 million at each of December 31, 2016 and December 31, 2015. Thus, $12 million of the undistributed earnings at each of December 31, 2016 and December 31, 2015 are subject to U.S. income taxes on undistributed earnings. The Company's non-U.S. subsidiaries had cash balances aggregating approximately 4% of the Company's total cash and investments, which the Company believes is indicative of its policy of reinvesting the undistributed earnings of its subsidiaries. The Company has a significant federal net operating loss ("NOL") carryforward which could be offset upon a distribution depending on the timing of such distribution. The Company does not believe it is practicable to estimate with reasonable accuracy the hypothetical amount of the unrecognized deferred tax liability on its undistributed foreign earnings given the large number of tax jurisdictions involved and the many factors and assumptions required to estimate the amount of the U.S. federal income tax on the undistributed earnings after reduction for the available foreign tax credits.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity's testing of reporting units for goodwill impairment, clarifies that an entity should consider income tax effects from any tax

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for the Company beginning January 1, 2020 for both interim and annual reporting periods, with early adoption permitted. The Company is currently assessing the potential impact of the adoption of ASC 2017-04 on its consolidated financial statements.

In October 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-16 ("ASU 2016-16"), which removes the prohibition in Accounting Standards Codification ("ASC") 740, Income Taxes, against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is intended to reduce the complexity of GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving IP. ASU 2016-16 is effective for the Company beginning January 1, 2019 for both interim and annual reporting periods. The Company does not believe that the adoption of this standard will have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. ASU 2016-15 adds or clarifies guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or certain other debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for the Company beginning January 1, 2018 for both interim and annual reporting periods, with early adoption permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. The Company does not expect that the adoption of ASU 2016-13 will have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"), which adds an impairment model that is based on expected losses rather than incurred losses. Under ASU 2016-13, an entity recognizes as an allowance its estimate of expected credit losses, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 is effective for the Company beginning January 1, 2020 for both interim and annual reporting periods, with early adoption permitted. The Company does not expect that the adoption of ASU 2016-13 will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 was effective for the Company beginning January 1, 2017 for both interim and annual reporting periods. Under ASU 2016-09, the Company will now recognize unrealized excess tax benefits. Due to the Company's full valuation allowance on its federal and state income taxes, the adoption of ASU 2016-09 will not impact the Company's accounting for income taxes. Without the valuation allowance, the Company estimates it would recognize a deferred tax asset approximating $6 million upon adoption of ASU 2016-09. The Company has elected to continue to apply forfeiture rates to its expense attribution related to stock options, restricted stock awards and restricted stock units, as the Company believes that such continued application results in more accurate expense attribution over the life of these equity grants.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in the condensed consolidated balance sheet. Netting of deferred tax assets and deferred tax liabilities is still required under ASU 2015-17. ASU 2015-17 is effective for the Company for its annual report for the year ending December 31, 2018 and for interim period reporting beginning January 1, 2019, with early adoption permitted. The Company elected to early-adopt ASU 2015-17 prospectively and accordingly, reclassified its net current deferred tax asset totaling $1.0 million to its noncurrent net deferred tax asset as of December 31, 2015. No prior periods were retrospectively adjusted. The early adoption of ASU 2015-17 did not have a material impact on the Company's consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"), which simplifies the measurement of inventory by requiring entities to measure most inventory at the lower of cost and net realizable value, replacing the previous requirement to measure most inventory at the lower of cost or market. ASU 2015-11 does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. ASU 2015-11 was effective for the Company for both interim and annual reporting periods beginning January 1, 2017. The adoption of ASU 2015-11 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), which provides guidelines for determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 was effective for the Company for annual periods beginning January 1, 2017, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on the Company's consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

other topics in the FASB ASC. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property, plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date ("ASU 2015-14"), which defers the original effective date of interim and annual reporting periods by one year. As a result, the Company will not be required to apply the new revenue standard until annual reporting periods beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) ("ASU 2016-08") to clarify certain aspects of the principal-versus-agent guidance in its new revenue recognition standard in response to feedback received from the FASB-International Accounting Standards Board joint revenue recognition transition resource group. ASU 2016-08 clarifies the implementation guidance on principal-versus-agent considerations regarding how an entity determines whether it is a principal or an agent for each specified good or service promised to the customer and how an entity determines the nature of each specified good or service. ASU 2016-08 also provides clarification regarding the application of the principal-versus-agent guidance. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"), which amends certain aspects of the guidance in ASU 2014-09 on identifying performance obligations, including immaterial promised goods or services, shipping and handling activities and identifying when promises represent performance obligations; and licensing implementation guidance, including determining the nature of an entity's promise in granting a license, sales-based and usage-based royalties, restrictions of time, geographical location and use, and renewals of licenses that provide a right to use IP. In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815) ("ASU 2016-11"), which rescinds certain SEC guidance from the Codification in response to announcements made by the SEC staff at the Emerging Issues Task Force's March 3, 2016 meeting, and which supersedes certain SEC observer comments on the topics of revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs, accounting for consideration given by a vendor to a customer and accounting for gas-balancing arrangements upon the adoption of ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) ("ASU 2016-12"), which amends certain aspects of ASU 2014-09, including regarding collectability, the presentation of sales tax and other similar taxes collected from customers, non-cash consideration, contract modifications and completed contracts at transition. ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12 are effective at the same time as ASU 2014-09 (as amended by ASU 2015-14). The Company continues to assess the potential impact of the adoption of these ASUs on its consolidated financial statements, and currently believes that such adoption will, in general, accelerate the recognition of revenue (i.e., more revenue will be recognized upon delivery than is currently recognized ratably or upon payment) compared to the current standards in effect, in particular, sales of software-only products and sales to customers currently accounted for on a cash basis. The Company currently expects to adopt these ASUs using the modified retrospective option.

(3) BUSINESS ACQUISITIONS

Taqua, LLC

On the Taqua Acquisition Date, the Company acquired Taqua, a privately-held company. Taqua enables the transformation of software-based service provider networks to deliver next-generation voice, video and messaging services, including VoIP, VoWiFi and Voice over Long-Term Evolution ("VoLTE"). The Company believes that the acquisition of Taqua will, among other things, accelerate the Company's mobile strategy by adding a Virtualized Mobile Core ("VMC") Platform and an IP Multimedia Subsystem ("IMS") Service Core and expand the Company's fixed portfolio by adding a Class 5 Softswitch (the T7000) for network transformation projects and a Multimedia Controller used in IP Peering applications (the T7100), both of which were complementary to Sonus' product offerings. In consideration for the acquisition of Taqua, Sonus paid $19.9 million in cash to the sellers on the Taqua Acquisition Date, net of cash acquired. The Company also entered into an Earn-Out Agreement, dated as of September 26, 2016, with Taqua Holdings, LLC and Jeffrey L. Brawner, the seller representative in the transaction, under which there is the potential for additional cash payments of up to $65 million in the aggregate to the sellers if certain annual revenue thresholds are exceeded as measured annually through 2020. The Company had initially recorded $10.0 million of contingent consideration as of the Taqua Acquisition Date, with the estimate based on historical sales and probability weighted cash flows related to forecasted sales. Because there are unobservable inputs to the valuation methodology that are significant to the measurement of its fair value, namely, forecasted sales, the Company had categorized the earn-out at Level 3 within the fair value hierarchy. During the fourth quarter of 2016, the Company reassessed the historical and updated forecasted sales and accordingly, reversed the previous estimated contingent consideration such that as of December 31, 2016,

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

no incremental contingent consideration was recorded.

The transaction has been accounted for as a business combination and the financial results of Taqua have been included in the Company's consolidated financial statements for the period subsequent to its acquisition.

As of December 31, 2016, the valuation of acquired assets, identifiable intangible assets and certain accrued liabilities is preliminary. The Company is still in the process of investigating the facts and circumstances existing as of the Taqua Acquisition Date in order to finalize its valuation, particularly, short-term assets and liabilities, including accounts receivable, inventory, accrued expenses and intangible assets. During the fourth quarter of 2016, the Company recorded changes to the initial preliminary purchase price allocation. The primary adjustments recorded in the fourth quarter of 2016 were the aforementioned reversal of the $10.0 million of previously recorded contingent consideration, a reduction of $12.1 million to the developed technology intangible asset and an increase of $5.5 million to the customer relationship intangible asset. These adjustments, as well as other immaterial adjustments to other balance sheet accounts, resulted in a net reduction to goodwill of $2.7 million. Based on this updated preliminary purchase price allocation, the Company recorded $9.1 million of goodwill, which is primarily due to expected synergies between the combined companies and expanded market opportunities resulting from the expanded product offering portfolio. The goodwill is deductible for tax purposes. The Company expects to finalize the valuation of the assets acquired and liabilities assumed in the first half of 2017.

A summary of the preliminary allocation of the purchase consideration for Taqua as of December 31, 2016 is as follows (in thousands):

Fair value of consideration transferred:
Cash, net of cash acquired	$19,919

Fair value of assets acquired and liabilities assumed:
Current assets	3,347
Property and equipment	1,478
Intangible assets:
Developed technology	2,100
Customer relationships	9,510
Goodwill	9,083
Other noncurrent assets	23
Current liabilities	(5,039)
Long-term liabilities	(583)
$19,919

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

The Company's revenue for the year ended December 31, 2016 included $1.9 million of revenue attributable to Taqua since the Taqua Acquisition Date. The inclusion of Taqua's operations for the period from the Taqua Acquisition Date to December 31, 2016 in the Company's financial results for the year ended December 31, 2016 increased the Company's loss by $4.7 million. The Company has not provided pro forma financial information, as the historical amounts are not significant to the Company's consolidated financial statements.

SDN Business of Treq Labs, Inc.

On the Treq Asset Acquisition Date, the Company acquired from Treq the SDN Business. The SDN Business provides

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

solutions that optimize networks for voice, video and UC for both enterprise and service provider customers. The Company believes that the acquisition of the SDN Business has helped to accelerate Sonus' delivery of its SDN strategy. In consideration for the acquisition of the SDN Business, Sonus paid $10.1 million in cash on the Treq Asset Acquisition Date, and an additional consideration payment of $750,000 on each of July 2, 2015 and January 4, 2016. The Company also entered into an Earn-Out Agreement, dated as of January 2, 2015, with Treq and Karl F. May, the seller representative in the transaction (the "Earn-Out Agreement"), under which the Company agreed to issue up to an aggregate of 1.3 million shares of common stock over a three-year period subsequent to the Treq Asset Acquisition Date if aggregate revenue thresholds of at least $60 million are achieved by the SDN Business during that period, and up to an aggregate of an additional 2.2 million shares of common stock (3.5 million shares in total) if aggregate revenue thresholds of at least $150 million are achieved by the SDN Business during that period. If the initial revenue thresholds are not met, no shares will be issued. Based on historical and forecasted sales, no incremental contingent consideration was recorded either initially as of the Treq Asset Acquisition Date or through December 31, 2016. Any shares issued pursuant to the Earn-Out Agreement will be issued in reliance on the exemption from registration available under Section 4(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), and will be subsequently registered for resale under the Securities Act by the Company.

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

A summary of the allocation of the purchase consideration for the SDN Business is as follows (in thousands):

Fair value of consideration transferred:
Cash, net of cash acquired	$11,647
Fair value of assets acquired:
Intangible assets:
In-process research and development	$9,100
Developed technology	1,500
Goodwill	1,047
$11,647

The valuation of the acquired intangible assets is inherently subjective and relies on significant unobservable inputs. The Company used an income approach to value the acquired in-process research and development and developed technology intangible assets. The valuation for each of these intangible assets was based on estimated projections of expected cash flows to be generated by the assets, discounted to the present value at discount rates commensurate with perceived risk. The valuation assumptions take into consideration the Company's estimates of technology attrition and revenue growth projections. In the three months ended September 25, 2015, the Company reclassified $7.5 million of its in-process research and development intangible assets to its developed technology intangible assets. During the three months ended March 31, 2016, the Company reclassified the remaining $1.6 million of in-process research and development intangible assets to its developed technology intangible assets. These amounts were reclassified from in-process research and development intangible assets to developed technology intangible assets in the periods that the related products became generally available and began to record amortization expense for such developed technology intangible assets. Accordingly, at December 31, 2016, the Company no longer had an in-process research and development intangible asset. The Company is amortizing the identifiable intangible assets in relation to the expected cash flows from the individual intangible assets over their respective useful lives (see Note 9).

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

administrative expenses. The results of operations of the MPS business are excluded from the Company's consolidated results for the period subsequent to the MPS Sale Date.

Acquisition-Related Expenses

Acquisition-related expenses include those expenses related to acquisitions that would otherwise not have been incurred by the Company. These expenses include professional and services fees, such as legal, audit, consulting, paying agent and other fees, and expenses related to cash payments to certain former executives of the acquired businesses under their respective change of control agreements. The amount recorded in the year ended December 31, 2016 relates to professional fees in connection with the acquisition of Taqua. The amount recorded in the year ended December 31, 2015 relates to professional fees in connection with the acquisition of the SDN Business. Of the amount recorded in the year ended December 31, 2014, $1.3 million relates to the acquisition of PT, comprised of $1.0 million for professional and services fees and $0.3 million for change of control agreements, and $0.3 million relates to professional fees in connection with acquisition of the SDN Business.

The components of acquisition-related costs incurred in the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Professional and services fees	$1,152	$131	$1,309
Change of control agreements	—	—	249
	$1,152	$131	$1,558

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

The calculations of shares used to compute basic and diluted loss per share are as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Weighted average shares outstanding—basic	49,385	49,560	50,245
Potential dilutive common shares	—	—	—
Weighted average shares outstanding—diluted	49,385	49,560	50,245

Options to purchase the Company's common stock, unvested shares of restricted stock, shares underlying unvested performance-based stock grants sand shares in connection with future purchases under the Company's Amended and Restated 2000 Employee Stock Purchase Plan, as amended (the "ESPP"), aggregating 8.0 million shares for the year ended December 31, 2016 have not been included in the computation of diluted loss per share because their effect would have been antidilutive. Options to purchase the Company's common stock, unvested shares of restricted stock and unvested performance-based equity awards for which the performance conditions had been satisfied aggregating 8.2 million shares for the year ended December 31, 2015 and 8.0 million shares for the year ended December 31, 2014 have not been included in the computation of diluted loss per share because their effect would have been antidilutive.

(5) CASH EQUIVALENTS AND INVESTMENTS

The Company invests in debt and equity instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

During the year ended December 31, 2016, the Company sold $1.1 million of its available-for-sale securities that were impacted by the Money Market Reform Act, which became effective October 14, 2016 for institutional money markets, to avoid any negative impact on the Company's institutional money market investments. The Company also sold $3.8 million of

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

its available-for-sale securities during the year ended December 31, 2016. The Company recognized nominal gross gains and losses from the sales of these securities. The Company did not sell any of its available-for-sale securities during the year ended December 31, 2015. During the year ended December 31, 2014, the Company sold $45.9 million of its available-for-sale securities and realized gross gains aggregating $46,000, which are included as a component of Other income, net, in the Company's consolidated statement of operations for that period. The Company did not realize any gross losses on these sales.

Investments with continuous unrealized losses for one year or greater at December 31, 2016 were nominal; however, since the Company does not intend to sell these securities and does not believe it will be required to sell any securities before they recover in value, it does not believe these declines are other-than-temporary.

On a quarterly basis, the Company reviews its investments to determine if there have been any events that could create a credit impairment. Based on its reviews, the Company does not believe that any impairment existed with its current holdings at December 31, 2016.

The amortized cost, gross unrealized gains and losses and fair value of the Company's cash equivalents and investments at December 31, 2016 and 2015 were comprised of the following (in thousands):

	December 31, 2016
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$6,619	$—	$—	$6,619

Short-term investments
Municipal obligations	$3,264	$—	$(3)	$3,261
U.S. government agency notes	16,477	3	(3)	16,477
Corporate debt securities	41,893	4	(45)	41,852
Certificates of deposit	246	—	—	246
	$61,880	$7	$(51)	$61,836
Investments
U.S. government agency notes	$19,473	$3	$(39)	$19,437
Corporate debt securities	10,520	—	(44)	10,476
Certificates of deposit	2,458	—	—	2,458
	$32,451	$3	$(83)	$32,371

	December 31, 2015
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$7,122	$—	$—	$7,122

Short-term investments
Municipal obligations	$3,910	$—	$(1)	$3,909
U.S. government agency notes	3,450	—	(2)	3,448
Corporate debt securities	46,736	2	(56)	46,682
Commercial paper	3,994	—	—	3,994
Certificates of deposit	500	—	—	500
	$58,590	$2	$(59)	$58,533
Investments
Municipal obligations	$2,165	$—	$(4)	$2,161
U.S. government agency notes	1,999	—	(13)	1,986
Corporate debt securities	29,541	2	(85)	29,458
	$33,705	$2	$(102)	$33,605

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

The following table shows the fair value of the Company's financial assets at December 31, 2016 and 2015. These financial assets are comprised of the Company's available-for-sale debt securities and reported under the captions Cash and cash equivalents, Short-term investments and Investments in the consolidated balance sheets (in thousands):

		Fair value measurements at December 31, 2016 using:
	Total carrying value at December 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$6,619	$6,619	$—	$—

Short-term investments
Municipal obligations	$3,261	$—	$3,261	$—
U.S. government agency notes	16,477	—	16,477	—
Corporate debt securities	41,852	—	41,852	—
Certificates of deposit	246	—	246	—
	$61,836	$—	$61,836	$—
Investments
U.S. government agency notes	$19,437	$—	$19,437	$—
Corporate debt securities	10,476	—	10,476	—
Certificates of deposit	2,458	—	2,458	—
	$32,371	$—	$32,371	$—

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

		Fair value measurements at December 31, 2015 using:
	Total carrying value at December 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$7,122	$7,122	$—	$—

Short-term investments
Municipal obligations	$3,909	$—	$3,909	$—
U.S. government agency notes	3,448	—	3,448	—
Corporate debt securities	46,682	—	46,682	—
Commercial paper	3,994	—	3,994	—
Certificates of deposit	500	—	500	—
	$58,533	$—	$58,533	$—
Investments
Municipal obligations	$2,161	$—	$2,161	$—
U.S. government agency notes	1,986	—	1,986	—
Corporate debt securities	29,458	—	29,458	—
	$33,605	$—	$33,605	$—

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

(6) ACCOUNTS RECEIVABLE, NET

Accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2016	2015
Accounts receivable, gross	$53,872	$51,543
Allowance for doubtful accounts	(10)	(10)
Accounts receivable, net	$53,862	$51,533

The activity in the Company's allowance for doubtful accounts was as follows (in thousands):

Year ended December 31,	Balance at beginning of year	Charges to expense	Write-offs	Balance at end of year
2016	$10	$10	$(10)	$10
2015	$58	$17	$(65)	$10
2014	$157	$92	$(191)	$58

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(7) INVENTORY

Inventory consisted of the following (in thousands):

	December 31,
	2016	2015
On-hand final assemblies and finished goods inventories	$15,346	$17,136
Deferred cost of goods sold	4,237	5,975
	19,583	23,111
Less current portion	(18,283)	(23,111)
Noncurrent portion (included in Other assets)	$1,300	$—

(8) PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

		December 31,
	Useful Life	2016	2015
Equipment	3 years	$63,622	$63,667
Software	2-3 years	19,378	17,463
Furniture and fixtures	3-5 years	698	675
Leasehold improvements	Shorter of the life of the lease or estimated useful life (1-5 years)	11,757	11,615
		95,455	93,420
Less accumulated depreciation and amortization		(83,714)	(79,800)
Property and equipment, net		$11,741	$13,620

The Company recorded depreciation and amortization expense related to property and equipment of $8.0 million for the year ended December 31, 2016, $12.0 million for the year ended December 31, 2015 and $11.5 million for the year ended December 31, 2014. During each of the years ended December 31, 2016 and 2015, the Company disposed of certain property and equipment that was fully depreciated at the time of disposal, which resulted in reductions in both Cost and Accumulated depreciation.

Property and equipment under capital leases included in the amounts above were as follows (in thousands):

	December 31,
	2016	2015
Cost	$173	$137
Less accumulated depreciation	(68)	(9)
Property and equipment under capital leases, net	$105	$128

The net book values of the Company's property and equipment by geographic area were as follows (in thousands):

	December 31,
	2016	2015
United States	$7,939	$9,145
Asia/Pacific	2,963	3,098
Europe	593	818
Other	246	559
	$11,741	$13,620

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

(9) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at December 31, 2016 and 2015 consisted of the following (in thousands):

December 31, 2016	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Developed technology	6.54	$34,980	$16,453	$18,527
Customer relationships	5.78	19,540	7,870	11,670
Internal use software	3.00	730	730	—
	6.23	$55,250	$25,053	$30,197

December 31, 2015	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Intellectual property	*	$1,600	$—	$1,600
Developed technology	6.42	31,280	10,415	20,865
Customer relationships	5.57	10,030	6,408	3,622
Internal use software	3.00	730	730	—
	6.19	$43,640	$17,553	$26,087

* An in-process research and development intangible asset has an indefinite life until the product is generally available, generally at which time such asset is reclassified to developed technology.

Amortization expense for intangible assets for the years ended December 31, 2016, 2015 and 2014 was as follows (in thousands):

	Year ended December 31,			Statement of operations classification
	2016	2015	2014
Developed technology	$6,038	$5,222	$2,464	Cost of revenue - product
Customer relationships	1,462	1,723	1,889	Sales and marketing
Internal use software	—	162	244	Cost of revenue - product
	$7,500	$7,107	$4,597

Estimated future amortization expense for the Company's intangible assets at December 31, 2016 was as follows (in thousands):

Years ending December 31,
2017	$9,139
2018	6,615
2019	5,608
2020	4,166
2021	2,395
Thereafter	2,274
$30,197

Goodwill is recorded when the consideration for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. The changes in the carrying value of the Company's goodwill in the years ended December 31, 2016 and 2015 were as follows (in thousands):

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

	Year ended December 31,
	2016	2015
Balance at January 1
Goodwill	$43,416	$42,369
Accumulated impairment losses	(3,106)	(3,106)
	40,310	39,263
Acquisition of Taqua	9,083	—
Acquisition of SDN Business	—	1,047
Balance at December 31	$49,393	$40,310

The components of the Company's goodwill balances at December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Goodwill	$52,499	$43,416
Accumulated impairment losses	(3,106)	(3,106)
	$49,393	$40,310

(10) ACCRUED EXPENSES
Accrued expenses consisted of the following (in thousands):

	December 31,
	2016	2015
Employee compensation and related costs	$15,879	$22,180
Other	10,007	9,783
	$25,886	$31,963

(11) RESTRUCTURING ACCRUALS

The Company has committed to streamlining operations and reducing operating costs by closing and consolidating certain facilities and reducing its worldwide workforce. Accordingly, the Company recorded restructuring expense aggregating $2.7 million in the year ended December 31, 2016, $2.1 million in the year ended December 31, 2015 and $5.6 million in the year ended December 31, 2014.

2016 Restructuring Initiative

In July 2016, the Company announced a program to further accelerate its investment in new technologies as the communications industry migrates to a cloud-based architecture (the "2016 Restructuring Initiative"). The Company expects to record restructuring expense aggregating between $3 million and $4 million in connection with this action, resulting in expected annual savings of approximately $6 million to $8 million. The Company recorded $1.5 million of expense in the year ended December 31, 2016 and expects to record the remaining expense by the end of the second quarter of 2017. The Company intends to utilize the majority of the savings to shift headcount toward new strategic initiatives, such as new products and an expanded go-to-market footprint in selected geographies and discrete vertical markets. A summary of the 2016 Restructuring Initiative accrual activity for the year ended December 31, 2016 is as follows:

	Balance at January 1, 2016	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at December 31, 2016
Severance	$—	$1,484	$—	$(987)	$497

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

The Company expects that the amounts accrued under the 2016 Restructuring Initiative will be paid by end of the fourth quarter of 2017.

Taqua Restructuring Initiative

In connection with the acquisition of Taqua, the Company's management approved a restructuring plan in the third quarter of 2016 to eliminate certain redundant positions within the combined companies. On October 24, 2016, the Audit Committee of the Board of Directors of the Company approved a broader Taqua restructuring plan related to headcount and redundant facilities (both restructuring plans, the "Taqua Restructuring Initiative"). In connection with this initiative, the Company recorded $1.2 million in the year ended December 31, 2016. The Company anticipates it will record additional future expense in connection with this initiative for headcount and redundant facilities aggregating approximately $1 million. A summary of the Taqua Restructuring Initiative accrual activity for the year ended December 31, 2016 is as follows:

	Balance at January 1, 2016	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at December 31, 2016
Severance	$—	$971	$—	$(587)	$384
Facilities	—	218	—	—	218
	$—	$1,189	$—	$(587)	$602

The Company expects that the amounts accrued under the Taqua Restructuring Initiative will be paid by the end of the second quarter of 2017.

2015 Restructuring Initiative

To better align the Company's cost structure to its then-current revenue expectations, in April 2015, the Company announced a cost reduction review. As part of this review, on April 16, 2015, the Company initiated a restructuring plan to reduce its workforce by approximately 150 positions, or 12.5% of its worldwide workforce (the "2015 Restructuring Initiative"). In connection with the 2015 Restructuring Initiative, the Company recorded $3.8 million of restructuring expense for severance and related costs in the year ended December 31, 2015. The Company recorded $67,000 in the year ended December 31, 2016 to adjust the amount expected to ultimately be paid for severance. Summaries of the 2015 Restructuring Initiative accrual for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	Balance at January 1, 2016	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at December 31, 2016
Severance	$749	$—	$67	$(648)	$168

	Balance at January 1, 2015	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at December 31, 2015
Severance	$—	$3,804	$—	$(3,055)	$749

The Company expects that the remaining amount accrued under the 2015 Restructuring Initiative will be paid by the end of 2017.

2012 Restructuring Initiative

In August 2012, the Company announced that it had committed to a restructuring initiative to streamline operations and reduce operating costs by closing and consolidating certain facilities and reducing its worldwide workforce (the "2012 Restructuring Initiative"). The Company regularly reviews its restructuring accruals against expected cash expenditures to determine if adjustments are required. As a result of such reviews, the Company recorded a net credit to restructuring expense

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

aggregating $1.7 million in the year ended December 31, 2015. This amount is comprised of credits of $1.4 million in connection with a settlement with the landlord of the Company's Fremont, California facility to vacate the facility without penalty or future payments, $0.3 million in connection with a settlement with the landlord of the Company's Dulles, Virginia facility for an amount that was lower than had previously been accrued and $0.1 million in connection with changes in the amounts of severance ultimately paid to certain individuals. These credits were partially offset by $0.1 million of incremental expense related to vacating the Company's Rochester, New York facility. As of December 31, 2016, the payments related to the 2012 Restructuring Initiative had been completed. A summary of the 2012 Restructuring Initiative accrual activity for the year ended December 31, 2015 is as follows (in thousands):

Year ended December 31, 2015	Balance at January 1, 2015	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at December 31, 2015
Severance	$1,682	$—	$(67)	$(1,615)	$—
Facilities	3,652	—	(1,589)	(2,063)	—
	$5,334	—	$(1,656)	$(3,678)	$—

Balance Sheet Classification

At December 31, 2016, the long-term portion of accrued restructuring was approximately $62,000 and represented future lease payments on restructured facilities. At December 31, 2015, the Company's accrued restructuring was all classified as current.

(12) DEBT

Credit Agreement

The Company entered into a credit agreement by and among the Company, as Borrower, Bank of America, N.A. ("Bank of America"), as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto on June 27, 2014, which agreement was amended by a First Amendment to Credit Agreement on June 26, 2015 (the "Credit Agreement"), which agreement was amended by a First Amendment to Credit Agreement on June 26, 2015 (the "First Amendment") and further amended by a Second Amendment to Credit Agreement on June 13, 2016 (the "Second Amendment" and collectively with the Credit Agreement and the First Amendment, the "Amended Credit Agreement"). Certain terms of the Credit Agreement have been amended by the Second Amendment, including, among other things: (1) an increase of the commitments from $15 million to $20 million; (ii) an extension of the maturity date from June 30, 2016 to June 30, 2017; (iii) a reduction to the aggregate amount of cash and cash equivalents that the Loan Parties (as defined below) are required to hold at any time from $85 million to $50 million; and (iv) a reduction of the commitment fee on the unused commitments available for borrowing from 0.15% to 0.1125%. The Amended Credit Agreement provides that the Company may select the interest rates under the credit facility from among the following options: (i) the Eurodollar Rate (which is defined as the rate per annum equal to the London Interbank Offered Rate plus 1.5% per annum) for a Eurodollar Rate Loan; and (ii) the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect on the borrowing date as publicly announced from time to time by Bank of America as its prime rate, and (c) the monthly Eurodollar Rate plus 1%.

The obligations of the Company under the Amended Credit Agreement are guaranteed by Sonus International, Inc., Sonus Federal, Inc., Taqua, LLC and Network Equipment Technologies, Inc. ("NET") (collectively with the Company, the "Loan Parties") pursuant to a Master Continuing Guaranty and are secured by the assets of the Loan Parties pursuant to a Security and Pledge Agreement.

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

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, defaults relating to judgments, an ERISA Event (as defined in the Credit Agreement), the failure to pay specified indebtedness and a change of control default.

The Company did not have any amounts outstanding under the Amended Credit Agreement at December 31, 2016.

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

The $2.4 million in aggregate principal underlying the 2007 Notes was paid in full on December 4, 2014 and accordingly, at December 31, 2014, NET's obligations under the 2007 Notes were discharged.

(13) LONG-TERM LIABILITIES

Long-term liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Capital lease obligations	$124	$131
Deferred rent	1,812	2,606
Restructuring	1,267	749
Other	790	844
	3,993	4,330
Current portion	(2,360)	(1,570)
Long-term liabilities, net of current portion	$1,633	$2,760

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

During the year ended December 31, 2016, the Company spent $9.5 million, including transaction fees, to repurchase and retire 1.3 million shares of its common stock under the buyback program. During the year ended December 31, 2015, the Company spent $7.9 million, including transaction fees, to repurchase and retire 0.6 million shares of its common stock under the buyback program.

At December 31, 2016, the Company had $5.4 million remaining under the stock buyback program for future repurchases.

Underwritten Offering

On March 20, 2014, the Company announced the commencement of an underwritten public offering of 7.5 million shares of its common stock on behalf of Galahad Securities Limited and its affiliated entities (collectively, the "Legatum Group"). The underwriter of the offering was granted a 30-day option to purchase up to 1.125 million additional shares from

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

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

(15) STOCK-BASED COMPENSATION PLANS

Amended and Restated Stock Incentive Plan

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

At its 2016 Annual Meeting of Stockholders held on June 9, 2016 (the "2016 Annual Meeting"), the Company's stockholders approved (i) changing the name of the 2007 Plan to the Amended and Restated Stock Incentive Plan (the "Stock Plan") and (ii) other amendments to the Stock Plan including, among other things, to:

•	Increase the number of shares of the Company's common stock authorized for issuance under the Stock Plan by 800,000 shares;

•	Extend the Stock Plan's termination date through June 9, 2026, the tenth anniversary of the 2016 Annual Meeting;

•
Revise the rate at which RSAs, RSUs, PSAs and PSUs (collectively, "full value awards") are counted against the shares of common stock available for issuance under the Stock Plan from 1.61 shares for every one share subject to such award to 1.50 shares for every one share subject to such award (the "fungible share pool formula"). Shares of common stock subject to full value awards that were granted under any prior ratio that applied at the time such awards were granted will continue to return to the Stock Plan upon forfeiture of such awards at the respective previous ratio of 1.50, 1.57 and 1.61, as applicable;

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

In June 2016, the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") voted to change the standard vesting terms for awards of stock options, RSAs and RSUs granted after June 9, 2016 as follows:

•
Stock options will generally vest over a period of three years, with one-third of the stock options vesting on the first anniversary of the grant date and the remaining two-thirds vesting in equal monthly increments thereafter through the third anniversary of the grant date. Stock options had previously generally vested over a period of four years, with one-fourth of the stock options vesting on the first anniversary of the grant date and the remaining three-fourths vesting in equal monthly increments thereafter through the fourth anniversary of the grant date.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

•
RSAs and RSUs (collectively, the "restricted stock grants") will generally vest over a period of three years, with one-third of the shares underlying the grant vesting on the first anniversary of the grant date and the remaining two-thirds vesting in equal increments semi-annually through the third anniversary of the grant date. Restricted stock grants had previously vested over a period of four years, with one-fourth of the shares underlying the grant vesting on the first anniversary of the grant date and the remaining three-fourths vesting in equal increments semi-annually through the fourth anniversary of the grant date.

The Company neither adjusted nor intends to adjust the vesting schedules of stock options or restricted stock grants awarded prior to June 9, 2016 to reflect the new three-year vesting schedules.

At December 31, 2016, there were 1.7 million shares available for future issuance under the Stock Plan. Under the fungible share pool formula, the number of total shares available for future awards under the Stock Plan would be reduced by the fungible share pool multiple of 1.50. Accordingly, the total number of shares awarded in the future under the Stock Plan could be less than the number of shares currently available for issuance.

2008 Stock Incentive Plan

In connection with the acquisition of NET, the Company assumed NET's 2008 Equity Incentive Plan and subsequently renamed it the 2008 Stock Incentive Plan (the "2008 Plan"). In December 2014 all of the unissued shares under the 2008 Plan were transferred to the 2007 Plan (now the Stock Plan). Any outstanding awards under the 2008 Plan that in the future expire, terminate, are canceled, surrendered or forfeited, or are repurchased by the Company will be returned to the Stock Plan. Accordingly, at December 31, 2016, there were no shares available for future issuance under the 2008 Plan.

2012 Stock Incentive Plan

In connection with the acquisition of PT, the Company assumed PT's 2012 Amended Performance Technologies, Incorporated Omnibus Incentive Plan, and subsequently renamed it the 2012 Stock Incentive Plan (the "2012 Plan"). In December 2014 all of the unissued shares under the 2012 Plan were transferred to the 2007 Plan (now the Stock Plan). Any outstanding awards under the 2012 Plan that in the future expire, terminate, are canceled, surrendered or forfeited, or are repurchased by the Company will be returned to the Stock Plan. Accordingly, at December 31, 2016, there were no shares available for future issuance under the 2012 Plan.

Executive Equity Arrangements

On April 1, 2016, the Company granted an aggregate of 131,250 PSUs with both market and service conditions to six of its executives (the "2016 PSUs"). The terms of the 2016 PSUs are such that up to one-third of the shares subject to the 2016 PSUs will vest, if at all, on each of the first, second and third anniversaries of the date of grant (collectively, the "2016 PSU Vesting Dates") depending on the Company's total shareholder return ("TSR") compared to the TSR of the companies included in the NASDAQ Telecommunications Index for the same fiscal year, measured by the Compensation Committee after each of the 2016, 2017 and 2018 fiscal years, respectively (as used in this paragraph, each, a "Performance Period"). The shares determined to be earned will vest on the anniversary of the grant date following each Performance Period. Shares subject to the 2016 PSUs that fail to be earned will be forfeited. The 2016 PSUs included a market condition that required the use of a Monte Carlo simulation approach to model future stock price movements based upon the risk-free rate of return, the volatility of each entity, and the pair-wise covariance between each entity. These results were then used to calculate the grant date fair values of the 2016 PSUs. Because the 2016 PSUs have market conditions, the Company is required to record expense for the 2016 PSUs through the final 2016 PSU Vesting Date of April 1, 2019, regardless of the number of shares that are ultimately earned.

On March 16, 2015, the Company granted an aggregate of 131,250 PSUs with both market and service conditions to eight of its executives (the "2015 PSUs"). The terms of the 2015 PSUs are such that up to one-third of the shares subject to the 2015 PSUs will vest, if at all, on each of the first, second and third anniversaries of the date of grant (collectively, the "2015 PSU Vesting Dates") depending on the Company's TSR compared to the TSR of the companies included in the NASDAQ Telecommunications Index for the same Performance Period, measured by the Compensation Committee at the end of each of the 2015, 2016 and 2017 fiscal years, respectively (as used in this paragraph, each, a "Performance Period"). The shares determined to be earned will vest on the anniversary of the grant date following each Performance Period. Shares subject to the 2015 PSUs that fail to be earned will be forfeited. The 2015 PSUs included a market condition that required the use of a Monte

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

Carlo simulation approach to calculate the grant date fair values of the 2015 PSUs. Because the 2015 PSUs have market conditions, the Company is required to record expense for the 2015 PSUs through the final 2015 PSU Vesting Date of March 16, 2018, regardless of the number of shares that are ultimately earned, if any. In February 2016, the Compensation Committee determined that the performance metrics for the 2015 PSUs were not achieved for the 2015 Performance Period. Accordingly, 37,081 shares in the aggregate, representing one-third of the 2015 PSUs held by the then-remaining six executives, were forfeited, and are reported as such in the performance-based units table below.

In connection with the Company's annual incentive program, 22 executives of the Company were given the choice to receive all or half of their fiscal year 2015 bonuses (the "2015 Bonus"), if any were earned, in the form of shares of the Company's common stock (the "2015 Bonus Shares"). Each executive could also elect not to participate in this program and to earn his or her 2015 Bonus, if any, in the form of cash. Under this program, the amount of the 2015 Bonus, if any, for each executive would be determined by the Compensation Committee. The number of shares of the Company's common stock that would be granted to those executives who elected to receive their 2015 Bonus entirely in the form of shares of common stock would be calculated by dividing an amount equal to 1.5 times each executive's 2015 Bonus earned by $20.55, the closing price of the Company's common stock on January 2, 2015. The number of shares of the Company's common stock that would be granted to those executives who elected to receive one-half of their 2015 Bonus in the form of shares of common stock would be calculated by dividing an amount equal to 1.5 times one-half of each executive's 2015 Bonus earned by $20.55, with the cash portion equal to 50% of their respective 2015 Bonus earned. Under this program, the 2015 Bonus, if any, would be granted and/or paid on a date concurrent with the timing of the payout of bonuses under the Company-wide incentive bonus program and would be fully vested on the date of grant. Of the eligible executives, 16 elected to receive their entire 2015 Bonus in shares of common stock, five elected to receive 50% of their 2015 Bonus in shares of common stock and 50% in cash, and one elected not to participate and instead to receive his entire 2015 Bonus in cash. The Company determined that the grant date criteria for the 2015 Bonus Shares was met on July 2, 2015, and accordingly, recorded stock-based compensation expense based on the grant date fair value of $6.79 per share. Subsequent to that date, in September 2015, the Compensation Committee considered the impact on employee retention and incentive compensation caused by the drop in the price of the Company's common stock since January 2, 2015, and indicated its intent to pay all such executives their 2015 Bonus, if any was earned, in cash. As a result, at September 25, 2015, the Company reclassified the stock-based compensation expense recorded through that date in connection with the 2015 Bonus Shares aggregating $1.0 million from Additional paid-in capital to Accrued expenses and recorded incremental bonus expense of $1.3 million related to the estimated 2015 Bonus payment. The Company recorded bonus expense in the fourth quarter of 2015 and paid the cash bonuses in March 2016.

In June 2014, the Company modified the outstanding stock options that had been granted to its non-employee members of the Board of Directors (the "Board Members") to extend the exercise period to the lesser of three years from the date that a Board Member stepped down from his or her position on the Board of Directors or the remaining contractual life of the respective stock options. In connection with this modification, the Company recorded $0.7 million of incremental stock-based compensation expense in 2014. This expense is included as a component of General and administrative expense in the Company's consolidated statement of operations for the year ended December 31, 2014.

On January 2, 2014, Raymond P. Dolan, the Company's President and Chief Executive Officer, elected to accept shares of restricted stock in lieu of base salary for the period from January 1, 2014 through December 31, 2014. Accordingly, the Company granted Mr. Dolan restricted stock (the "2014 Dolan Salary Shares") on January 2, 2014, with the number granted calculated by dividing an amount equal to 1.5 times Mr. Dolan's base salary for the period from January 1, 2014 through December 31, 2014 by the closing price of the Company's common stock on the date of grant. The 2014 Dolan Salary Shares vested on December 31, 2014. Effective September 16, 2014, Mr. Dolan's annual base salary was increased from $500,000 to $600,000. For the remainder of 2014, such increase was prorated and paid in cash and was not subject to any stock-for-cash election. The Company recorded stock-based compensation expense related to the 2014 Dolan Salary Shares ratably from January 1, 2014 to December 31, 2014.

In January 2014, 21 of the Company's executives were given the choice to receive all or half of their fiscal year 2014 bonuses (the "2014 Bonus"), if any were earned, in the form of shares of the Company's common stock (the "2014 Bonus Shares"). Each executive could also elect not to participate in this program and to earn his or her 2014 Bonus in the form of cash. The amount of the 2014 Bonus was determined by the Compensation Committee on February 19, 2015. The number of 2014 Bonus Shares that was granted to those executives who elected to receive their 2014 Bonus entirely in the form of shares of common stock was calculated by dividing an amount equal to 1.5 times each executive's 2014 Bonus earned by the closing price of the Company's common stock on January 2, 2014. The number of 2014 Bonus Shares that was granted to those

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

executives who elected to receive one-half of their 2014 Bonus in the form of shares of common stock was calculated by dividing an amount equal to 1.5 times one-half of each executive's 2014 Bonus earned by the closing price of the Company's common stock on January 2, 2014, with the cash portion equal to 50% of their respective 2014 Bonus earned. The 2014 Bonus Shares were granted on February 20, 2015 and vested immediately. Each executive who received the 2014 Bonus Shares was obligated to hold such shares for at least one year, until February 20, 2016. Of the eligible executives, 17 elected to receive their entire 2014 Bonus in shares of common stock and 4 elected to receive 50% of their 2014 Bonus in shares of common stock and 50% in cash. The Company determined that the grant date criteria for accounting purposes for the 2014 Bonus Shares was met on July 9, 2014, and accordingly, the Company determined that the grant date fair value of the 2014 Bonus Shares was $19.25 per share, the closing price of the Company's common stock on that date. The Company recorded expense through February 20, 2015, when the shares were issued.

In connection with the October 2016 separation of one executive from the Company and in accordance with his employment agreement with the Company, as amended, the Company accelerated the vesting of certain unvested stock options, RSAs and PSUs. The accelerated RSAs and PSUs are reported as "Vested" in the respective tables below.

In connection with the separation of three executives from the Company during 2015 and in accordance with their respective employment agreements with the Company, the Company accelerated the vesting of certain unvested stock options, RSAs and PSUs.

Stock Options

Options are issued to purchase shares of common stock of the Company at prices that are equal to the fair market value of the shares on the date the option is granted. Options granted under the Stock Plan generally expire ten years from the date of grant. Outstanding options under the 2008 Plan generally expire seven years from the date of grant. Outstanding options under the 2012 Plan generally expire five years from the date of grant. The grant date fair value of options, adjusted for estimated forfeitures, is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period. Forfeitures are estimated based on historical experience.

The activity related to the Company's outstanding stock options during the year ended December 31, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2016	6,352,208	$15.99
Granted	172,450	$8.31
Exercised	(23,070)	$6.63
Forfeited	(202,233)	$14.32
Expired	(689,249)	$16.99
Outstanding at December 31, 2016	5,610,106	$15.73	5.32	$109
Vested or expected to vest at December 31, 2016	5,541,766	$15.75	5.29	$108
Exercisable at December 31, 2016	4,754,860	$15.81	4.91	$105

The grant date fair values of options to purchase common stock granted in the years ended December 31, 2016, 2015 and 2014 were estimated using the Black-Scholes valuation model with the following assumptions:

	Year ended December 31,
	2016	2015	2014
Risk-free interest rate	1.00% - 1.61%	1.46%-1.75%	1.53%-2.70%
Expected dividends	—	—	—
Weighted average volatility	54.8%	54.3%	60.8%
Expected life (years)	5.0-10.0	5.0-6.0	4.5-6.0

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

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

The weighted average grant-date fair values of options granted during the year were $4.39 for the year ended December 31, 2016, $7.30 for the year ended December 31, 2015 and $8.32 for the year ended December 31, 2014.

The total intrinsic values of options exercised during the year were $42,000 for the year ended December 31, 2016, $0.9 million for the year ended December 31, 2015 and $5.1 million for the year ended December 31, 2014.

The Company received cash from option exercises of $153,000 in the year ended December 31, 2016, $1.8 million in the year ended December 31, 2015 and $10.1 million in the year ended December 31, 2014.

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

The activity related to the Company's RSAs for the year ended December 31, 2016 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2016	1,512,783	$13.48
Granted	1,666,682	$7.70
Vested	(757,580)	$12.65
Forfeited	(391,857)	$10.09
Unvested balance at December 31, 2016	2,030,028	$9.69

The activity related to the Company's RSUs for the year ended December 31, 2016 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2016	95,361	$16.05
Granted	53,400	$7.58
Vested	(35,193)	$16.05
Forfeited	(3,349)	$16.05
Unvested balance at December 31, 2016	110,219	$11.95

The total fair value of restricted stock grant shares vested was $10.1 million in the year ended December 31, 2016, $8.5 million in the year ended December 31, 2015 and $6.7 million in the year ended December 31, 2014.

Performance-Based Stock Grants - Performance-Based Stock Units

In 2016, the Company's outstanding performance-based stock grants consisted of PSUs. Holders of unvested PSUs do not have voting and dividend rights. The Company recognizes the grant date fair value of PSUs on a graded attribution basis through the vest date of the respective awards so long as it remains probable that the related service conditions will be satisfied.

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

The activity related to the Company's PSUs for the year ended December 31, 2016 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2016	111,250	$14.68
Granted	131,250	$10.24
Vested	(18,438)	$12.34
Forfeited	(76,977)	$12.57
Unvested balance at December 31, 2016	147,085	$12.11

The total fair value of performance-based stock grant shares vested was $0.2 million in the year ended December 31, 2016, $0.6 million in the year ended December 31, 2015 and $1.7 million in the year ended December 31, 2014.

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

At December 31, 2016, 5.0 million shares, the maximum number of shares that may be issued under the ESPP, were authorized, and 1.7 million shares were available under the ESPP for future issuance.

Stock-Based Compensation

The consolidated statements of operations included stock-based compensation for the years ended December 31, 2016, 2015 and 2014 as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Product cost of revenue	$359	$317	$337
Service cost of revenue	1,314	1,524	1,449
Research and development	5,014	5,439	5,759
Sales and marketing	6,209	5,423	5,437
General and administrative	6,872	8,996	10,932
	$19,768	$21,699	$23,914

There was no income tax benefit for employee stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014 due to the valuation allowance recorded.

At December 31, 2016, there was $20.9 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, RSAs, RSUs and PSUs. This expense is expected to be recognized over a weighted average period of approximately two years.

Common Stock Reserved

Common stock reserved for future issuance at December 31, 2016 consists of the following:

Stock Plan	1,718,751
ESPP	1,681,134
3,399,885

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

The Company's policy is to issue authorized but unissued shares upon the exercise of stock options, grant restricted common stock awards and units and performance-based stock awards and units, and authorize the purchase of shares of the Company's common stock under the ESPP.

(16) EMPLOYEE DEFINED CONTRIBUTION PLAN

The Company offers a 401(k) savings plan to eligible employees. In the years ended December 31, 2015 and 2014, the Company did not provide a matching contribution for deferral contributions made by employees. However, in June 2016, at the recommendation of the Compensation Committee, the Company’s Board of Directors elected to reinstate a discretionary limited 401(k) match program of up to $2,000 per year ($1,000 per each half-year) per eligible employee, contingent upon the Company’s achievement of certain financial metric targets set by the Compensation Committee. The matching contribution became effective July 1, 2016. The Company recorded $0.6 million of expense related to its employee defined contribution plan in the year ended December 31, 2016. The Company did not record expense related to its employee defined contribution plan in the years ended December 31, 2015 or 2014.

(17) INCOME TAXES

The components of loss from continuing operations before income taxes consisted of the following (in thousands):

	Year ended December 31,
	2016	2015	2014
Income (loss) before income taxes:
United States	$(11,973)	$(29,595)	$(16,582)
Foreign	557	(293)	1,941
	$(11,416)	$(29,888)	$(14,641)

The provision (benefit) for income taxes from continuing operations consisted of the following (in thousands):

	Year ended December 31,
	2016	2015	2014
Provision (benefit) for income taxes:
Current:
Federal	$12	$60	$23
State	24	150	150
Foreign	1,378	982	926
Total current	1,414	1,192	1,099
Deferred:
Federal	(301)	(7,069)	(3,885)
State	(1,007)	4,962	(1,656)
Foreign	338	155	414
Change in valuation allowance	2,072	2,767	6,242
Total deferred	1,102	815	1,115
Total	$2,516	$2,007	$2,214

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

A reconciliation of the Company's effective tax rate for continuing operations to the statutory federal rate is as follows:

	Year ended December 31,
	2016	2015	2014
U.S. statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	—	—	(4.9)
Foreign income taxes	7.9	3.6	5.1
Settlement of foreign tax audit	5.2	—	—
Foreign deemed dividends	5.0	1.7	11.5
Stock-based compensation	38.9	14.4	12.0
Tax credits	(11.6)	(3.3)	(14.6)
Valuation allowance	1.9	24.3	29.8
Goodwill amortization	6.7	2.2	4.8
Meals and entertainment	1.4	0.8	2.5
Tax gain on sale of acquired assets	—	—	4.2
Other, net	1.6	(2.0)	(0.3)
Effective income tax rate	22.0%	6.7%	15.1%

The following is a summary of the significant components of deferred income tax assets and liabilities (in thousands):

	December 31,
	2016	2015
Assets:
Net operating loss carryforwards	$77,425	$76,970
Research and development tax credits	24,440	22,412
Other tax credits	230	230
Intangible assets	9,270	7,128
Deferred revenue	3,176	3,936
Accrued expenses	6,699	8,706
Inventory	5,010	6,103
Stock-based compensation	14,295	13,594
Other temporary differences	2,892	2,623
	143,437	141,702
Valuation allowance	(141,895)	(139,823)
Total deferred tax assets	1,542	1,879
Liabilities:
Purchased intangible assets	(3,047)	(2,282)
Total deferred tax liabilities	(3,047)	(2,282)
Total net deferred tax assets	$(1,505)	$(403)

Reported as:
Deferred income taxes - noncurrent assets	$1,542	$1,879
Deferred income taxes - noncurrent liabilities	(3,047)	(2,282)
	$(1,505)	$(403)

At December 31, 2016, the Company had cumulative NOLs of $226.5 million for federal income tax purposes and $111.2 million for state income tax purposes. The federal NOL carryforwards expire at various dates from 2020 through 2034. The state NOL carryforwards expire at various dates from 2017 through 2036. Of the federal NOL, $150.8 million is attributable to stock option deductions. The Company's federal NOL carryforwards for tax return purposes are $22.7 million greater than its recognized federal NOL for financial reporting purposes, primarily due to excess tax benefits (stock-based compensation deductions in excess of book compensation costs) not recognized for financial statement purposes until realized. The tax benefit of this loss would be recognized for financial statement purposes in the period in which the tax benefit reduces income taxes payable, which will not be recognized until the Company recognizes a reduction in taxes payable from all other NOL carryforwards. In addition, the Company had $14.3 million of deferred tax assets as of December 31, 2016 related to compensation expenses recognized for financial reporting purposes that are not deductible for tax purposes until options are exercised or shares vest. The ultimate realization of the benefit related to stock options is directly associated with the price of

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

the Company's common stock. Employees will not exercise the underlying options unless the current market price exceeds the option exercise price.

The Company also has available federal and state research and development credit carryforwards of approximately $25 million that expire at various dates from 2017 through 2036.

In November 2015, the FASB issued ASU 2015-17, which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in the consolidated balance sheet. The Company elected to early-adopt ASU 2015-17 and accordingly, reclassified its net current deferred tax asset totaling $1.0 million to its noncurrent net deferred tax asset as of December 31, 2015. No prior periods were retrospectively adjusted.

During 2016 and 2015, the Company performed an analysis to determine if, based on all available evidence, it considered it more likely than not that some portion or all of the recorded deferred tax assets will not be realized in a future period. As a result of the Company's evaluation, the Company concluded that there was insufficient positive evidence to overcome the more objective negative evidence related to its cumulative losses and other factors. Accordingly, the Company has maintained a valuation allowance against its domestic deferred tax asset amounting to $141.9 million at December 31, 2016 and $139.8 million at December 31, 2015.

A reconciliation of the Company's unrecognized tax benefits is as follows (in thousands):

	2016	2015	2014
Unrecognized tax benefits at January 1	$8,888	$8,875	$8,861
Increases related to current year tax positions	36	13	14
Increases related to prior period tax positions	723	—	—
Decreases related to prior period tax positions	(81)	—	—
Settlements	(597)	—	—
Unrecognized tax benefits at December 31	$8,969	$8,888	$8,875

The Company recorded liabilities for potential penalties and interest of $80,721 for the year ended December 31, 2016, $13,000 for the year ended December 31, 2015 and $14,000 for the year ended December 31, 2014. The Company does not expect its unrecognized tax benefits to change materially over the next 12 months. Due to the Company's valuation allowance at December 31, 2016, none of the Company's unrecognized tax benefits, if recognized, would affect the effective tax rate.

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

The Company acquired approximately $26 million of federal and state NOL carryforwards and federal and state research and development credit carryforwards as a result of the PT acquisition. Under the provisions of the Internal Revenue Code, the NOL and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, as well as similar state provisions. This could limit the amount of tax attributes that can

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. The Company has not performed a comprehensive Section 382 study to determine any potential loss limitation with regard to NOL carryforwards and tax credits acquired as a result of the PT acquisition.

The acquisition of the SDN Business was a taxable purchase of a business under Section 197 of the Internal Revenue Code. The tax amortization related to the SDN Business goodwill created a deferred tax liability.

The acquisition of Taqua was a taxable purchase of a business under Section 197 of the Internal Revenue Code. The tax amortization related to Taqua goodwill created a deferred tax liability.

(18) MAJOR CUSTOMERS

The following customer contributed 10% or more of the Company's revenue in each of the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014
AT&T	12%	13%	19%

At December 31, 2016, no customer accounted for 10% or more of the Company's accounts receivable balance. At December 31, 2015, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 11% of total accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(19) GEOGRAPHIC AND SEGMENT INFORMATION

The Company's classification of revenue by geographic area is determined by the location of the Company's customers. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Year ended December 31,
	2016	2015	2014
United States	69%	71%	71%
Europe, Middle East and Africa	13	13	13
Japan	10	10	9
Other Asia Pacific	5	4	5
Other	3	2	2
	100%	100%	100%

The Company's service revenue is comprised of the following (in thousands):

	Year ended December 31,
	2016	2015	2014
Maintenance	$86,995	$89,280	$90,003
Professional services	19,215	17,841	23,868
	$106,210	$107,121	$113,871

(20) RELATED PARTIES

H. Brian Thompson, who was an independent member of the Company's Board of Directors until the Company's 2016 Annual Meeting on June 9, 2016, is the Executive Chairman of GTT Communications, Inc., a leading global cloud networking provider to multinational clients ("GTT"). Howard Janzen is an independent member of the Company's Board of Directors and also serves as an independent director of GTT. In October 2015, GTT completed the acquisition of One Source Networks Inc.,

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

a provider of global data, Internet, SIP trunking and managed services ("One Source"). One Source is a customer of the Company. The Company had a well-established and ongoing business relationship with One Source prior to its acquisition by GTT. The Company recognized revenue aggregating approximately $23,000 from One Source in the period from January 1, 2016 through June 9, 2016, and approximately $150,000 in the year ended December 31, 2015, pursuant to the terms of a contract between the parties, effective June 28, 2010. The Company believes the terms of this contract are consistent with third-party arrangements that provide similar services.

Since Mr. Thompson is no longer a member of the Company's Board of Directors, the Company's relationship with GTT no longer triggers a related party transaction unless and until any of the Company's directors, executive officers or holders of 5% or more of any class of its capital stock or any member of their immediate family has a direct or indirect material interest in a transaction between the Company and GTT in which the amount involved exceeds or will exceed $120,000.

As a matter of corporate governance policy and practice, related party transactions are presented and considered by the Audit Committee of the Company's Board of Directors in accordance with the Company's Related Person Transaction Policy.

(21) COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under operating leases, which expire at various times through 2024. The Company is responsible for certain real estate taxes, utilities and maintenance costs under these leases. The Company's corporate headquarters is located in a leased facility in Westford, Massachusetts, consisting of 97,500 square feet under a lease that expires in August 2018.

Escalation clauses, free rent and other lease concessions are recognized on a straight-line basis over the minimum lease term. Rent expense was $4.5 million for the year ended December 31, 2016, $5.2 million for the year ended December 31, 2015 and $6.1 million for the year ended December 31, 2014.

Future minimum payments under operating lease arrangements as of December 31, 2016 were as follows (in thousands):

Years ending December 31,
2017	$4,600
2018	3,593
2019	2,094
2020	640
2021	266
Thereafter	—
$11,193

Litigation and Contingencies

On April 6, 2015, Ming Huang, a purported shareholder of the Company, filed a Class Action Complaint (Civil Action No. 3:15-02407), alleging violations of the federal securities laws (the "Complaint") in the United States District Court for the District of New Jersey (the "District of New Jersey"), against the Company and two of its officers, Raymond P. Dolan, the Company's President and Chief Executive Officer, and Mark T. Greenquist, the Company's former Chief Financial Officer (collectively, the "Defendants"). On September 21, 2015, in response to motions subsequently filed with the District of New Jersey by four other purported shareholders of the Company seeking status as lead plaintiff, the District of New Jersey appointed Richard Sousa as lead plaintiff (the "Plaintiff"). The Plaintiff claims to represent purchasers of the Company's common stock during the period from October 23, 2014 to March 24, 2015, and seeks unspecified damages. The principal allegation contained in the Complaint is that the Defendants made misleading forward-looking statements concerning the Company's fiscal first quarter of 2015 financial performance. On September 22, 2015, the Company filed a Motion to Transfer (the “Motion to Transfer”) this case to the United States District Court for the District of Massachusetts. The Plaintiff filed his opposition to the Motion to Transfer on October 5, 2015, and the Company filed a reply to the Motion to Transfer on October 13, 2015. On March 21, 2016, the District of New Jersey granted the Company's Motion to Transfer. Thus, this case will now be litigated in the United States District Court for the District of Massachusetts (Civil Action No. 1:16-cv-10657-GAO). On May 4, 2016, the Plaintiff filed an amended complaint (the "Amended Complaint"), which is now the operative complaint in this litigation. On June 20, 2016, the Company and the other Defendants filed a Motion to Dismiss the Amended Complaint (the "Motion to Dismiss") and on July 25, 2016, the Plaintiff filed an opposition to the Motion to Dismiss. The Company filed its reply to the Plaintiff's opposition to the Motion to Dismiss on August 15, 2016. A hearing on the Motion to Dismiss is

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

scheduled for February 28, 2017. The Company believes that the Defendants have meritorious defenses to the allegations made in the Amended Complaint and does not expect the results of this suit to have a material effect on its business or consolidated financial statements. The Company is also fully cooperating with an SEC inquiry regarding the development and issuance of the Company's first quarter 2015 revenue and earnings guidance. At this time, it is not possible to predict the outcome of the SEC's inquiry, including whether or not any proceedings will be initiated or, if so, when or how the matter will be resolved and therefore an estimate of the possible range of loss, if any, cannot be made.

In addition, the Company is often a party to disputes and legal proceedings that it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material effect on the Company's business or consolidated financial statements.

(22) QUARTERLY RESULTS (UNAUDITED)

The Company's fiscal year ends on December 31. For fiscal year 2015, the Company reported its first, second and third quarters on a 4-4-5 basis, with the quarter ending on the Friday closest to the last day of each third month. In 2015, the Company's first quarter ended on March 27, 2015, the second quarter ended on June 26, 2015 and the third quarter ended on September 25, 2015.

The following tables present the Company's quarterly operating results for the years ended December 31, 2016 and 2015. The information for each of these quarters is unaudited and has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited consolidated quarterly results when read in conjunction with the Company's audited consolidated financial statements and related notes.

	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter
	(In thousands, except per share data)
Fiscal 2016
Revenue	$59,151	$60,857	$65,011	$67,572
Cost of revenue	20,748	20,629	21,425	22,178
Gross profit	$38,403	$40,228	$43,586	$45,394
Loss from operations	$(3,881)	$(2,708)	$(4,316)	$(2,704)
Net loss	$(4,654)	$(2,916)	$(3,731)	$(2,631)
Loss per share (3):
Basic	$(0.09)	$(0.06)	$(0.08)	$(0.05)
Diluted	$(0.09)	$(0.06)	$(0.08)	$(0.05)
Shares used in computing loss per share:
Basic	49,484	49,423	49,402	49,232
Diluted	49,484	49,423	49,402	49,232

SONUS NETWORKS, INC.
Notes to Consolidated Financial Statements (Continued)

	First Quarter (2)	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Fiscal 2015
Revenue	$50,145	$54,701	$67,862	$76,326
Cost of revenue	20,915	20,287	22,150	24,025
Gross profit	$29,230	$34,414	$45,712	$52,301
Income (loss) from operations	$(18,866)	$(15,049)	$(1,362)	$4,060
Net income (loss)	$(19,359)	$(15,343)	$(1,896)	$4,703
Income (loss) per share (3):
Basic	$(0.39)	$(0.31)	$(0.04)	$0.09
Diluted	$(0.39)	$(0.31)	$(0.04)	$0.09
Shares used in computing income (loss) per share:
Basic	49,423	49,484	49,625	49,685
Diluted	49,423	49,484	49,625	49,906
__________________________________

(1)	Includes the results of Taqua for the period subsequent to September 26, 2016.

(2)	Includes the results of the SDN Business for the period subsequent to January 2, 2015.

(3)
Income (loss) per share is calculated independently for each of the quarters presented; accordingly, the sum of the quarterly earnings (loss) per share amounts may not equal the total calculated for the year.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Sonus Networks, Inc.
Westford, Massachusetts

We have audited the internal control over financial reporting of Sonus Networks, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 27, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 27, 2017

Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is included in our definitive Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2016 and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 is included in our definitive Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2016 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is included in our definitive Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2016 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is included in our definitive Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2016 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is included in our definitive Proxy Statement with respect to our 2017 Annual Meeting of Stockholders to be filed with the SEC not later than 120 days after the end of the fiscal year ended December 31, 2016 and is incorporated herein by reference.

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

Item 16. Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONUS NETWORKS, INC.

	By:	/s/ Raymond P. Dolan
February 27, 2017		Raymond P. Dolan President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Raymond P. Dolan	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2017
Raymond P. Dolan

/s/ Susan M. Villare	Chief Financial Officer (Interim) (Principal Financial Officer and Principal Accounting Officer)	February 27, 2017
Susan M. Villare

/s/ Richard J. Lynch	Chairman	February 27, 2017
Richard J. Lynch

/s/ Matthew W. Bross	Director	February 27, 2017
Matthew W. Bross

/s/ Beatriz V. Infante	Director	February 27, 2017
Beatriz V. Infante

/s/ Howard E. Janzen	Director	February 27, 2017
Howard E. Janzen

/s/ Pamela D.A. Reeve	Director	February 27, 2017
Pamela D. A. Reeve

/s/ John A. Schofield	Director	February 27, 2017
John A. Schofield

/s/ Scott E. Schubert	Director	February 27, 2017
Scott E. Schubert

EXHIBIT INDEX

Exhibit No.		Description
2.1	**
Agreement and Plan of Merger, dated as of June 18, 2012, by and among Sonus Networks, Inc., Navy Acquisition Subsidiary, Inc. and Network Equipment Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K, filed June 19, 2012 with the SEC).

2.2	**
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

3.3		Second Amended and Restated By-Laws of Sonus Networks, Inc. (incorporated by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K, filed December 12, 2016 with the SEC).
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

10.4	+	Form of Indemnity Agreement for Officers and Directors (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q, filed August 20, 2004 with the SEC).
10.5	+	Form of Resale Restriction Agreement (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed December 28, 2005 with the SEC).
10.6	+	Form of Consent to Stock Option Amendment (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed December 29, 2006 with the SEC).
10.7	+	Amended and Restated 2000 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.7 to the registrant's Annual Report on Form 10-K, filed February 25, 2015 with the SEC).
10.8	+	Senior Management Cash Incentive Plan, as amended on March 28, 2013 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed April 1, 2013 with the SEC).
10.9	+
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

10.11
First Amendment to Lease, dated October 27, 2010, between Michelson Farm-Westford Technology Park IV Limited Partnership and Sonus Networks, Inc. with respect to the property located at 4 Technology Park Drive, Westford, Massachusetts (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q, filed November 2, 2010 with the SEC).

10.12	+	2008 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8, filed August 27, 2012 with the SEC).

10.13	+
Form of Nonstatutory Stock Option Award Agreement Granted under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the registrant's Annual Report on Form 10-K, filed March 6, 2013 with the SEC).

10.14	+
Form of Restricted Stock Award Agreement Granted under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the registrant's Annual Report on Form 10-K, filed March 6, 2013 with the SEC).

10.15	+
Form of Letter Agreement between Sonus Networks, Inc. and each of Raymond P. Dolan, Mark Greenquist and Anthony Scarfo (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed January 6, 2014 with the SEC).

10.16	+
Employment Agreement between Sonus Networks, Inc. and Mark T. Greenquist, accepted on October 24, 2013 (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed October 29, 2013 with the SEC).

10.17	+
Assumed Performance Technologies, Incorporated 2001 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the registrant's Registration Statement on Form S-8, filed with the SEC effective February 28, 2014).

10.18	+
Assumed Performance Technologies, Incorporated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.2 to the registrant's Registration Statement on Form S-8, filed with the SEC effective February 28, 2014).

10.19	+
2012 Amended Performance Technologies Incorporated Omnibus Incentive Plan (incorporated by reference to Exhibit 99.3 to the registrant's Registration Statement on Form S-8, filed with the SEC effective February 28, 2014).

10.20	+
Form of Non-Qualified Stock Option Award Agreement Granted under the 2012 Amended Performance Technologies, Incorporated Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the registrant's Quarterly Report on Form 10-Q, filed April 29, 2014 with the SEC).

10.21	+
Form of Restricted Stock Agreement Granted under the 2012 Amended Performance Technologies, Incorporated Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the registrant's Quarterly Report on Form 10-Q, filed April 29, 2014 with the SEC).

10.22	+
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

10.24	+
Amendment to Employment Agreement by and between Sonus Networks, Inc. and Jeffrey M. Snider, accepted March 28, 2013 (incorporated by reference to Exhibit 10.10 to the registrant's Quarterly Report on Form 10-Q, filed April 29, 2014 with the SEC).

10.25
Credit Agreement, dated as of June 27, 2014 by and among Sonus Networks, Inc. as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed June 30, 2014 with the SEC).

10.26
First Amendment to Credit Agreement, dated as of June 26, 2015 by and between Sonus Networks, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Lender (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed June 30, 2015 with the SEC).

10.27
Second Amendment to Credit Agreement, dated as of June 13, 2016 by and between Sonus Networks, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Lender (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed June 15, 2016 with the SEC).

10.28
Security and Pledge Agreement, dated as of June 27, 2014 by and among Sonus Networks, Inc., Sonus International, Inc., Sonus Federal, Inc., Network Equipment Technologies, Inc., Performance Technologies, Incorporated and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K, filed June 30, 2014 with the SEC).

10.29
Master Continuing Guaranty, dated as of June 27, 2014 by and among Sonus Federal, Inc., Network Equipment Technologies, Inc. Performance Technologies, Incorporated and Sonus International, Inc. (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K, filed June 30, 2014 with the SEC).

10.30	+
Form of Letter Agreement between Sonus Networks, Inc. and each of Raymond P. Dolan, Mark Greenquist, Anthony Scarfo and Jeffrey Snider (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed December 29, 2014 with the SEC).

10.31
Earn-Out Agreement, dated as of January 2, 2015, by and among Sonus Networks, Inc., Treq Labs, Inc. and Karl F. May as the Seller Representative (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K, filed January 8, 2015 with the SEC).

10.32	+
Employment Agreement by and between Sonus Networks, Inc. and Anthony Scarfo, accepted August 25, 2011 (incorporated by reference to Exhibit 10.10 to the registrant's Quarterly Report on Form 10-Q, filed May 2, 2013 with the SEC).

10.33	+
Amendment to Employment Agreement by and between Sonus Networks, Inc. and Anthony Scarfo, accepted February 15, 2013 (incorporated by reference to Exhibit 10.11 to the registrant's Quarterly Report on Form 10-Q, filed May 2, 2013 with the SEC).

10.34	+
Amendment to Employment Agreement by and between Sonus Networks, Inc. and Anthony Scarfo, accepted March 28, 2013 (incorporated by reference to Exhibit 10.12 to the registrant's Quarterly Report on Form 10-Q, filed May 2, 2013 with the SEC).

10.35	+
Employment Agreement between Sonus Networks, Inc. and Kevin Riley, dated July 30, 2014 (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q, filed April 29, 2016 with the SEC).

10.36	+
Employment Agreement between Sonus Networks, Inc. and Michael Swade, accepted September 29, 2014 (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q, filed April 29, 2016 with the SEC).

10.37	+
Employment Agreement between Sonus Networks, Inc. and Susan Villare, accepted on February 3, 2012 (incorporated by reference to Exhibit 10.1 to the registrant's Amendment No. 1 to Current Report on Form 8-K/A, filed July 8, 2016 with the SEC).

10.38	+
Letter Agreement between Sonus Networks, Inc. and Susan Villare, accepted on July 7, 2016 (incorporated by reference to Exhibit 10.2 to the registrant's Amendment No. 1 to Current Report on Form 8-K/A, filed July 8, 2016 with the SEC).

10.39	+	Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q, filed July 29, 2016 with the SEC).
10.40	+
Form of Nonstatutory Stock Option Award Agreement Granted under the Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-0Q filed July 29, 2016 with the SEC).

10.41	+
Form of Restricted Stock Award Agreement Granted under the Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q, filed July 29, 2016 with the SEC).

10.42	+
Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) for Awards Granted on March 16, 2015 under the 2007 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q, filed April 27, 2015 with the SEC).

10.43	+
Form of Restricted Stock Unit Award Agreement (Performance-Based Vesting) for Awards Granted under the Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q, filed July 29, 2016 with the SEC).

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