Form 10-Q
period 2017-03-31
SONUS NETWORKS INC
filed 2017-04-27
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of April 21, 2017, there were 49,522,648 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2017

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
SONUS NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$31,931	$31,923
Marketable securities	59,680	61,836
Accounts receivable, net of allowance for doubtful accounts of $10 at both March 31, 2017 and December 31, 2016	39,616	53,862
Inventory	17,671	18,283
Other current assets	12,988	12,010
Total current assets	161,886	177,914
Property and equipment, net	10,954	11,741
Intangible assets, net	27,938	30,197
Goodwill	49,891	49,393
Investments	37,193	32,371
Deferred income taxes	1,578	1,542
Other assets	4,914	4,901
	$294,354	$308,059
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,988	$6,525
Accrued expenses	15,786	25,886
Current portion of deferred revenue	46,430	43,504
Current portion of long-term liabilities	1,172	1,154
Total current liabilities	69,376	77,069
Deferred revenue	8,142	7,188
Deferred income taxes	3,255	3,047
Other long-term liabilities	1,566	1,633
Total liabilities	82,339	88,937
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value per share; 120,000,000 shares authorized; 49,297,373 shares issued and outstanding at March 31, 2017; 49,041,881 shares issued and outstanding at December 31, 2016	49	49
Additional paid-in capital	1,254,155	1,250,744
Accumulated deficit	(1,047,820)	(1,037,174)
Accumulated other comprehensive income	5,631	5,503
Total stockholders' equity	212,015	219,122
	$294,354	$308,059

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
Revenue:
Product	$25,395	$34,769
Service	27,973	24,382
Total revenue	53,368	59,151
Cost of revenue:
Product	9,753	11,536
Service	9,867	9,212
Total cost of revenue	19,620	20,748
Gross profit	33,748	38,403
Operating expenses:
Research and development	20,209	17,318
Sales and marketing	14,676	16,595
General and administrative	9,019	8,371
Acquisition-related	56	—
Restructuring	570	—
Total operating expenses	44,530	42,284
Loss from operations	(10,782)	(3,881)
Interest income, net	258	164
Other income, net	1	103
Loss before income taxes	(10,523)	(3,614)
Income tax provision	(123)	(1,040)
Net loss	$(10,646)	$(4,654)
Loss per share:
Basic	$(0.22)	$(0.09)
Diluted	$(0.22)	$(0.09)
Shares used to compute loss per share:
Basic	49,114	49,484
Diluted	49,114	49,484

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
Net loss	$(10,646)	$(4,654)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	125	173
Unrealized gain on available-for sale marketable securities, net of tax	3	235
Reclassification adjustment for realized losses included in net loss	—	18
Other comprehensive income, net of tax	128	426
Comprehensive loss, net of tax	$(10,518)	$(4,228)

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net loss	$(10,646)	$(4,654)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	1,823	1,981
Amortization of intangible assets	2,259	1,946
Stock-based compensation	3,263	4,415
Loss on disposal of property and equipment	—	14
Deferred income taxes	238	418
Changes in operating assets and liabilities:
Accounts receivable	14,324	17,267
Inventory	315	(1,237)
Other operating assets	(405)	(3,531)
Accounts payable	(651)	(1,592)
Accrued expenses and other long-term liabilities	(10,530)	(13,855)
Deferred revenue	3,614	2,142
Net cash provided by operating activities	3,604	3,314
Cash flows from investing activities:
Purchases of property and equipment	(998)	(952)
Business acquisition, net of cash acquired	—	(750)
Purchases of marketable securities	(18,632)	(29,574)
Maturities/sales of marketable securities	15,693	21,867
Net cash (used in) provided by investing activities	(3,937)	(9,409)
Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	593	632
Proceeds from exercise of stock options	51	5
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(496)	(786)
Repurchase of common stock	—	(1,456)
Principal payments of capital lease obligations	(10)	(14)
Net cash provided by (used in) financing activities	138	(1,619)
Effect of exchange rate changes on cash and cash equivalents	203	252
Net increase (decrease) in cash and cash equivalents	8	(7,462)
Cash and cash equivalents, beginning of year	31,923	50,111
Cash and cash equivalents, end of period	$31,931	$42,649
Supplemental disclosure of cash flow information:
Interest paid	$66	$9
Income taxes paid	$490	$248
Income tax refunds received	$80	$165
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$318	$248
Property and equipment acquired under capital lease	$—	$36

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) BASIS OF PRESENTATION

Business

Sonus Networks, Inc. (“Sonus” or the “Company”) is a leading provider of networked solutions for communications service providers (e.g., telecommunications, wireless and cable service providers) and enterprises to help them secure and unify their real-time communications infrastructures. Sonus helps many of the world's leading communications service providers and enterprises embrace the next generation of Session Initiation Protocol ("SIP") and 4G/LTE (Long-Term Evolution)-based solutions, including Voice over IP ("VoIP"), Voice over WiFi ("VoWiFi"), video and Unified Communications ("UC") through secure, reliable and scalable Internet Protocol ("IP") networks. Sonus' products include session border controllers ("SBCs"), diameter signaling controllers ("DSCs") and VoWiFi solutions, which are supported by a global services team with experience in the design, deployment and maintenance of the world's largest IP networks.

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

Interim results are not necessarily indicative of results for a full year or any future interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the "Annual Report"), which was filed with the SEC on February 27, 2017.

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during the three months ended March 31, 2017.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, ASU 2017-04 clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units in connection with an entity's testing of reporting units for goodwill impairment; clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable; and makes minor changes to other related guidance within the Accounting Standards Codification ("ASC"). ASU 2017-04 is effective prospectively for the Company beginning January 15, 2020, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early-adopt ASU 2017-04 as of January 1, 2017; such early adoption did not have a material impact on the Company's consolidated financial results.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which removes the prohibition in ASC 740, Income Taxes, against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is intended to reduce the complexity of GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. ASU 2016-16 is effective for the Company beginning January 1, 2019 for both interim and annual reporting periods. The Company does not believe that the adoption of ASU 2016-16 will have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. ASU 2016-15 adds or clarifies guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or certain other debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for the Company beginning January 1, 2018 for both interim and annual reporting periods, with early adoption permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. The Company does not expect the adoption of ASU 2016-15 will have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 became effective for the Company beginning January 1, 2017 for both interim and annual reporting periods. Under ASU 2016-09, the Company will now recognize unrealized excess tax benefits. Due to the Company's full valuation allowance on its federal and state income taxes, the adoption of ASU 2016-09 did not have a material impact on the Company's accounting for income taxes. Without the valuation allowance, the Company would have recognized an increased deferred tax asset approximating $5 million. The Company has elected to continue to apply forfeiture rates to its expense attribution related to stock options, restricted stock awards and restricted stock units, as the Company believes that such continued application results in more accurate expense attribution over the life of these equity grants. The adoption of ASU 2016-09 did not have a material impact on the Company's consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"), which simplifies the measurement of inventory by requiring entities to measure most inventory at the lower of cost and net realizable value, replacing the previous requirement to measure most inventory at the lower of cost or market. ASU 2015-11 does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. ASU 2015-11 became effective for the Company for both interim and annual reporting periods beginning January 1, 2017. The adoption of ASU 2015-11 did not have a material impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), which provides guidelines for determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 was effective for the Company beginning January 1, 2017. The adoption of ASU 2014-15 did not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers, along with additional ASUs which, among other things, clarified the implementation of the new revenue guidance and delayed the adoption by one year, to January 1, 2018 (collectively, the "New Revenue Standard"). The New Revenue Standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

performance obligation. The New Revenue Standard applies to all contracts with customers that are within the scope of other topics in the ASC. Certain of the New Revenue Standard's provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property, plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. The Company continues to assess the potential impact of the adoption of the New Revenue Standard on its consolidated financial statements, and currently believes that such adoption will, in general, accelerate the recognition of revenue (i.e., more revenue will be recognized upon delivery than is currently recognized ratably or upon payment) compared to the current standards in effect, in particular, sales of software-only products and sales to customers currently accounted for on a cash basis. The Company currently expects to adopt the New Revenue Standard using the modified retrospective option.

(2) BUSINESS ACQUISITION

On September 26, 2017 (the "Taqua Acquisition Date"), the Company acquired Taqua, LLC ("Taqua"), a leading supplier of IP communications systems, applications and services to mobile and fixed operators. Taqua enables the transformation of software-based service provider networks to deliver next-generation voice, video and messaging services, including VoIP, VoWiFi and Voice over Long-Term Evolution ("VoLTE"). The acquisition of Taqua has, among other things, accelerated the Company's mobile strategy by adding a Virtualized Mobile Core ("VMC") Platform and an IP Multimedia Subsystem ("IMS") Service Core and expanded the Company's fixed portfolio by adding a Class 5 Softswitch (the T7000) for network transformation projects and a Multimedia Controller used in IP Peering applications (the T7100), both of which are complementary to Sonus' current product offerings. In consideration for the acquisition of Taqua, Sonus paid $19.9 million in cash to the sellers on the Taqua Acquisition Date, net of cash acquired. The Company also entered into an Earn-Out Agreement, dated as of September 26, 2016, with Taqua Holdings, LLC and Jeffrey L. Brawner, the seller representative in the transaction, under which there is the potential for additional cash payments of up to $65.0 million in the aggregate to the sellers if certain annual revenue thresholds are exceeded as measured annually through 2020. The Company had initially recorded $10.0 million of contingent consideration as of the Taqua Acquisition Date, with the estimate based on historical sales and probability weighted cash flows related to forecasted sales. During the fourth quarter of 2016, the Company reassessed the historical and updated forecasted sales and accordingly, reversed the previous estimated contingent consideration such that as of both March 31, 2017 and December 31, 2016, no incremental contingent consideration was recorded.

The transaction has been accounted for as a business combination and the financial results of Taqua have been included in the Company's condensed consolidated financial statements for the period subsequent to its acquisition.

As of March 31, 2017, the valuation of acquired assets, identifiable intangible assets and certain accrued liabilities is preliminary. The Company is still in the process of investigating the facts and circumstances existing as of the Taqua Acquisition Date in order to finalize its valuation, particularly, short-term assets and liabilities, including accounts receivable, inventory and accrued expenses, and intangible assets. During both the first quarter of 2017 and the fourth quarter of 2016, the Company recorded changes to the initial preliminary purchase price allocation. The primary adjustments in the first quarter of 2017 were a $0.4 million increase to current liabilities and a $0.1 million increase to noncurrent liabilities. The primary adjustments recorded in the fourth quarter of 2016 were the reversal of the $10.0 million of previously recorded contingent consideration discussed above, a reduction of $12.1 million to the developed technology intangible asset and an increase of $5.5 million to the customer relationship intangible assets. These adjustments, as well as other immaterial adjustments to the balance sheet accounts, resulted in a net reduction to goodwill of $2.2 million since September 30, 2016. Based on this updated preliminary purchase price allocation, the Company recorded $9.6 million of goodwill, which is primarily due to expected synergies between the combined companies and expanded market opportunities resulting from the expanded product offering portfolio. The goodwill is deductible for tax purposes. The Company expects to finalize the valuation of the assets acquired and liabilities assumed in the second quarter of 2017.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

A summary of the preliminary allocation of the purchase consideration for Taqua is as follows (in thousands):

Fair value of consideration transferred:
Cash, net of cash acquired	$19,919

Fair value of assets acquired and liabilities assumed:
Current assets	$3,347
Property and equipment	1,478
Intangible assets:
Developed technology	2,100
Customer relationships	9,510
Goodwill	9,581
Other noncurrent assets	23
Current liabilities	(5,435)
Long-term liabilities	(685)
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

The Company has not provided pro forma financial information, as the historical amount are not significant to the Company's consolidated financial statements.

Acquisition-Related Expenses

Acquisition-related expenses include those expenses related to acquisitions that would otherwise not have been incurred by the Company. These expenses include professional and services fees, such as legal, audit, consulting, paying agent and other fees, as well as cash payments to certain employees of acquired companies in connection with change of control agreements. The Company recorded $56,000 of acquisition-related expenses in the three months ended March 31, 2017 related to professional fees in connection with the acquisition of Taqua. The Company did not record acquisition-related expenses in the three months ended March 31, 2016.

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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The calculations of shares used to compute basic and diluted loss per share are as follows (in thousands):

	Three months ended
	March 31, 2017	March 31, 2016
Weighted average shares outstanding—basic	49,114	49,484
Potential dilutive common shares	—	—
Weighted average shares outstanding—diluted	49,114	49,484

Options to purchase the Company's common stock, unvested shares of restricted stock, unvested shares of performance-based stock and shares in connection with future purchases under the Company's Amended and Restated 2000 Employee Stock Purchase Plan, as amended (the "ESPP"), totaling 8.4 million shares for the three months ended March 31, 2017 and 7.7 million shares for the three months ended March 31, 2016 have not been included in the computation of diluted loss per share because their effect would have been antidilutive.

(4) CASH EQUIVALENTS AND INVESTMENTS

The Company invests in debt instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

During the three months ended March 31, 2016, the Company sold $3.8 million of its available-for-sale securities and recognized gross losses aggregating $18,000, which is included as a component of Other income, net, in the Company's condensed consolidated statement of operations for that period. The Company did not sell any of its available-for-sale securities in the three months ended March 31, 2017. Investments with continuous unrealized losses for one year or greater at March 31, 2017 were nominal. Since the Company currently does not intend to sell these securities and does not believe it will be required to sell any securities before they recover in value, it does not believe these declines are other-than-temporary.

On a quarterly basis, the Company reviews its marketable securities and investments to determine if there have been any events that could create a credit impairment. Based on its reviews, the Company does not believe that any impairment existed with its current holdings at March 31, 2017.

The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt securities and investments at March 31, 2017 and December 31, 2016 were comprised of the following (in thousands):

	March 31, 2017
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$4,822	$—	$—	$4,822

Marketable securities
Municipal obligations	$2,672	$—	$(1)	$2,671
U.S. government agency notes	20,880	—	(21)	20,859
Corporate debt securities	35,696	2	(39)	35,659
Certificates of deposit	491	—	—	491
	$59,739	$2	$(61)	$59,680
Investments
U.S. government agency notes	$17,609	$6	$(41)	$17,574
Corporate debt securities	14,550	2	(29)	14,523
Certificates of deposit	5,096	—	—	5,096
	$37,255	$8	$(70)	$37,193

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	December 31, 2016
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$6,619	$—	$—	$6,619

Marketable securities
Municipal obligations	$3,264	$—	$(3)	$3,261
U.S. government agency notes	16,477	3	(3)	16,477
Corporate debt securities	41,893	4	(45)	41,852
Certificates of deposit	246	—	—	246
	$61,880	$7	$(51)	$61,836
Investments
U.S. government agency notes	$19,473	$3	$(39)	$19,437
Corporate debt securities	10,520	—	(44)	10,476
Certificates of deposit	2,458	—	—	2,458
	$32,451	$3	$(83)	$32,371

The Company's available-for-sale debt securities classified as Investments in the condensed consolidated balance sheets at March 31, 2017 and December 31, 2016 had maturity dates after one year but within approximately two years or less from the balance sheet date.

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

The following table shows the fair value of the Company's financial assets at March 31, 2017 and December 31, 2016. These financial assets are comprised of the Company's available-for-sale debt securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the condensed consolidated balance sheets (in thousands):

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

		Fair value measurements at March 31, 2017 using:
	Total carrying value at March 31, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$4,822	$4,822	$—	$—

Marketable securities
Municipal obligations	$2,671	$—	$2,671	$—
U.S. government agency notes	20,859	—	20,859	—
Corporate debt securities	35,659	—	35,659	—
Certificates of deposit	491	—	491	—
	$59,680	$—	$59,680	$—
Investments
U.S. government agency notes	$17,574	$—	$17,574	$—
Corporate debt securities	14,523	—	14,523	—
Certificates of deposit	5,096	—	5,096	—
	$37,193	$—	$37,193	$—

		Fair value measurements at December 31, 2016 using:
	Total carrying value at December 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$6,619	$6,619	$—	$—

Marketable securities
Municipal obligations	$3,261	$—	$3,261	$—
U.S. government agency notes	16,477	—	16,477	—
Corporate debt securities	41,852	—	41,852	—
Certificates of deposit	246	—	246	—
	$61,836	$—	$61,836	$—
Investments
U.S. government agency notes	$19,437	$—	$19,437	$—
Corporate debt securities	10,476	—	10,476	—
Certificates of deposit	2,458	—	2,458	—
	$32,371	$—	$32,371	$—

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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(5) INVENTORY

Inventory at March 31, 2017 and December 31, 2016 consists of the following (in thousands):

	March 31, 2017	December 31, 2016
On-hand final assemblies and finished goods inventories	$16,554	$15,346
Deferred cost of goods sold	2,717	4,237
	19,271	19,583
Less current portion	(17,671)	(18,283)
Noncurrent portion (included in Other assets)	$1,600	$1,300

(6) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at March 31, 2017 and December 31, 2016 consist of the following (dollars in thousands):

March 31, 2017	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Developed technology	6.54	$34,980	$18,019	$16,961
Customer relationships	5.78	19,540	8,563	10,977
Internal use software	3.00	730	730	—
	6.23	$55,250	$27,312	$27,938

December 31, 2016	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Developed technology	6.54	$34,980	$16,453	$18,527
Customer relationships	5.78	19,540	7,870	11,670
Internal use software	3.00	730	730	—
	6.23	$55,250	$25,053	$30,197

Amortization expense for intangible assets for the three months ended March 31, 2017 and 2016 was as follows (in thousands):

	Three months ended		Statement of operations classification
	March 31, 2017	March 31, 2016
Developed technology	$1,566	$1,627	Cost of revenue - product
Customer relationships	693	319	Sales and marketing
	$2,259	$1,946

Estimated future amortization expense for the Company's intangible assets at March 31, 2017 is as follows (in thousands):

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Years ending December 31,
Remainder of 2017	$6,878
2018	6,615
2019	5,608
2020	4,166
2021	2,395
Thereafter	2,276
$27,938

The changes in the carrying value of the Company's goodwill in the three months ended March 31, 2017 were as follows (in thousands):

Balance at January 1, 2017
Goodwill	$52,499
Accumulated impairment losses	(3,106)
49,393
Purchase accounting adjustments - Taqua	498
Balance at March 31, 2017	$49,891

Balance at March 31, 2017
Goodwill	$52,997
Accumulated impairment losses	(3,106)
$49,891

There were no changes in the carrying value of the Company's goodwill in the three months ended March 31, 2016.

(7) ACCRUED EXPENSES
Accrued expenses at March 31, 2017 and December 31, 2016 consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Employee compensation and related costs	$9,200	$15,879
Other	6,586	10,007
	$15,786	$25,886

(8) RESTRUCTURING ACCRUAL

2016 Restructuring Initiative

In July 2016, the Company announced a program to further accelerate its investment in new technologies as the communications industry migrates to a cloud-based architecture (the "2016 Restructuring Initiative"). The Company expects to record between $3 million and $4 million of restructuring expense in the aggregate in connection with this action, resulting in expected annual savings of approximately $6 million to $8 million. To date, the Company has recorded $1.7 million of restructuring expense in the aggregate in connection with this initiative and expects to record the remaining $1.3 million to $2.3 million by the end of the third quarter of 2017. The Company intends to utilize the majority of these savings to shift headcount toward new strategic initiatives, such as new products and an expanded go-to-market footprint in selected geographies and discrete vertical markets. In connection with this restructuring initiative, the Company recorded $0.2 million of restructuring expense in the three months ended March 31, 2017. A summary of the 2016 Restructuring Initiative accrual activity for the

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

three months ended March 31, 2017 is as follows (in thousands):

	Balance at January 1, 2017	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at March 31, 2017
Severance	$497	$236	$(26)	$(420)	$287

The Company expects that the amounts accrued under the 2016 Restructuring Initiative will be paid by end of the fourth quarter of 2017.

Taqua Restructuring Initiative

In connection with the acquisition of Taqua, the Company's management approved a restructuring plan in the third quarter of 2016 to eliminate certain redundant positions within the combined companies. On October 24, 2016, the Audit Committee of the Company's Board of Directors approved a broader Taqua restructuring plan related to headcount and redundant facilities (both restructuring plans, the "Taqua Restructuring Initiative"). In connection with this initiative, the Company recorded $0.4 million of restructuring expense in the three months ended March 31, 2017. The Company anticipates it will record additional future expense in connection with this initiative for headcount and redundant facilities aggregating approximately $1 million through the third quarter of 2017. A summary of the Taqua Restructuring Initiative accrual activity for the three months ended March 31, 2017 is as follows (in thousands):

	Balance at January 1, 2017	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at March 31, 2017
Severance	$384	$39	$(49)	$(365)	$9
Facilities	218	370	—	(94)	494
	$602	$409	$(49)	$(459)	$503

2015 Restructuring Initiative

To better align the Company's cost structure to its current revenue expectations, in April 2015, the Company announced a cost reduction review and restructuring initiative (the "2015 Restructuring Initiative"). A summary of the 2015 Restructuring Initiative accrual activity for the three months ended March 31, 2017 is as follows (in thousands):

	Balance at January 1, 2017	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at March 31, 2017
Severance	$168	$—	$—	$(168)	$—

Balance Sheet Classification

At March 31, 2017, the Company's restructuring accruals aggregated $0.8 million, of which approximately $0.2 million was included in Other long-term liabilities and represented future lease payments on restructured facilities. At December 31, 2016, the Company's restructuring accruals aggregated $1.3 million, of which approximately $62,000 was included in Other long-term liabilities and represented future lease payments on restructured facilities. The remainder of the restructuring accruals at both March 31, 2017 and December 31, 2016 are included in Accrued expenses in the condensed consolidated balance sheets.

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

The obligations of the Company under the Amended Credit Agreement are guaranteed by Sonus International, Inc., Sonus Federal, Inc., Network Equipment Technologies, Inc. ("NET") and Taqua (collectively with the Company, the "Loan Parties") pursuant to a Master Continuing Guaranty and are secured by the assets of the Loan Parties pursuant to a Security and Pledge Agreement.

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

The Company did not have any amounts outstanding under the Amended Credit Agreement at either March 31, 2017 or December 31, 2016.

(10) COMMON STOCK REPURCHASES

On July 29, 2013, the Company announced that its Board of Directors had authorized a stock buyback program to repurchase up to $100 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. The Company may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The Company has not implemented such a 10b5-1 repurchase program to date. The stock buyback program may be suspended or discontinued at any time. The stock buyback program is funded with the Company's working capital. The Company did not repurchase any shares during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company spent $1.5 million, including transaction fees, to repurchase and retire 0.2 million shares of its common stock under the stock buyback program. At March 31, 2017, the Company had $5.4 million remaining under the stock buyback program for future repurchases.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(11) STOCK-BASED COMPENSATION PLANS

Amended and Restated Stock Incentive Plan

The Company's Amended and Restated Stock Incentive Plan, as amended (the "Plan"), provides for the award of options to purchase the Company's common stock ("stock options"), stock appreciation rights ("SARs"), restricted common stock awards ("RSAs"), restricted common stock units ("RSUs"), performance-based stock awards ("PSAs"), performance-based stock units ("PSUs") and other stock-based awards to employees, officers, directors (including those directors who are not employees or officers of the Company), consultants and advisors of the Company and its subsidiaries.

Executive Equity Arrangements

On March 31, 2017, the Company granted an aggregate of 165,000 PSUs with both market and service conditions to five of its executives (the "2017 PSUs"). The terms of the 2017 PSUs are such that up to one-third of the shares subject to the 2017 PSUs will vest on each of the first, second and third anniversaries of the date of grant (collectively, the "2017 PSU Vesting Dates") to the extent of achievement of the Company's total shareholder return ("TSR") compared to the TSR of the companies included in the NASDAQ Telecommunications Index for the same fiscal year, measured by the Compensation Committee after each of the 2017, 2018 and 2019 fiscal years, respectively (as used in this paragraph, each, a "Performance Period"). The shares determined to be earned will vest on the anniversary of the grant date following each Performance Period. Shares subject to the 2017 PSUs that fail to be earned will be forfeited. The 2017 PSUs include a market condition that required the use of a Monte Carlo simulation approach to model future stock price movements based upon the risk-free rate of return, the volatility of each entity, and the pair-wise covariance between each entity. These results were then used to calculate the grant date fair values of the 2017 PSUs. Because the 2017 PSUs have market conditions, the Company is required to record expense for the 2017 PSUs through the final 2017 PSU Vesting Date of March 31, 2020, regardless of the number of shares that are ultimately earned.

On April 1, 2016, the Company granted an aggregate of 131,250 PSUs with both market and service conditions to six of its executives (the "2016 PSUs"). The terms of the 2016 PSUs are such that up to one-third of the shares subject to the 2016 PSUs will vest on each of the first, second and third anniversaries of the date of grant (collectively, the "2016 PSU Vesting Dates") to the extent of achievement of the Company's TSR compared to the TSR of the companies included in the NASDAQ Telecommunications Index for the same fiscal year, measured by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") after each of the 2016, 2017 and 2018 fiscal years, respectively (as used in this paragraph, each, a "Performance Period"). The shares determined to be earned will vest on the anniversary of the grant date following each Performance Period. Shares subject to the 2016 PSUs that fail to be earned will be forfeited. The 2016 PSUs include a market condition that required the use of a Monte Carlo simulation approach to model future stock price movements based upon the risk-free rate of return, the volatility of each entity, and the pair-wise covariance between each entity. These results were then used to calculate the grant date fair values of the 2016 PSUs. Because the 2016 PSUs have market conditions, the Company is required to record expense for the 2016 PSUs through the final 2016 PSU Vesting Date of April 1, 2019, regardless of the number of shares that are ultimately earned. In February 2017, the Compensation Committee determined that the performance metrics for the 2016 PSUs for the 2016 Performance Period had been achieved at the 90.4% level, and accordingly, 24,106 shares in the aggregate were released to the four executives holding such outstanding grants on March 16, 2017. The unearned shares relating to the 2016 Performance Period, aggregating 2,560 shares, were forfeited on March 16, 2017. These amounts are included in the performance-based units table below.

On March 16, 2015, the Company granted an aggregate of 131,250 PSUs with both market and service conditions to eight of its executives (the "2015 PSUs"). In 2015, subsequent to the grant date, two executives separated from the Company and, in accordance with their respective employment agreements with the Company, the Company accelerated the vesting of certain unvested 2015 PSUs. The terms of the 2015 PSUs are such that up to one-third of the shares subject to the 2015 PSUs will vest on each of the first, second and third anniversaries of the date of grant (collectively, the "2015 PSU Vesting Dates") to the extent of achievement of the Company's TSR compared to the TSR of the companies included in the NASDAQ Telecommunications Index for the same Performance Period, measured by the Compensation Committee at the end of each of the 2015, 2016 and 2017 fiscal years, respectively (as used in this paragraph, each, a "Performance Period"). The shares determined to be earned will vest on the anniversary of the grant date following each Performance Period. Shares subject to the 2015 PSUs that fail to be earned will be forfeited. The 2015 PSUs include a market condition that required the use of a Monte

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Carlo simulation approach to calculate the grant date fair values of the 2015 PSUs. Because the 2015 PSUs have market conditions, the Company is required to record expense for the 2015 PSUs through the final 2015 PSU Vesting Date of March 16, 2018, regardless of the number of shares that are ultimately earned, if any. In February 2017, the Compensation Committee determined that the performance metrics for the 2015 PSUs for the 2016 Performance Period had been achieved at the 76.0% level, and accordingly, 23,750 shares in the aggregate were released to the four executives holding such outstanding grants on April 1, 2017. The unearned shares relating to the 2016 Performance Period, aggregating 7,500 shares, were forfeited on April 1, 2017. These amounts are included in the performance-based units table below.

Stock Options

The activity related to the Company's outstanding stock options for the three months ended March 31, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	5,610,106	$15.73
Granted	3,920	$6.10
Exercised	(13,430)	$3.80
Forfeited	(22,483)	$13.91
Expired	(50,425)	$21.50
Outstanding at March 31, 2017	5,527,688	$15.70	5.08	$98
Vested or expected to vest at March 31, 2017	5,480,151	$15.73	5.05	$97
Exercisable at March 31, 2017	4,890,476	$15.79	4.75	$92

The grant date fair values of options to purchase common stock granted in the three months ended March 31, 2017 were estimated using the Black-Scholes valuation model with the following assumptions:

Three months ended
March 31, 2017
Risk-free interest rate	1.95%
Expected dividends	—
Weighted average volatility	51.3%
Expected life (years)	5.0

Additional information regarding the Company's stock options for the three months ended March 31, 2017 is as follows:

Three months ended
March 31, 2017
Weighted average grant date fair value of stock options granted	$2.81
Total intrinsic value of stock options exercised (in thousands)	$37
Cash received from the exercise of stock options (in thousands)	$51

Restricted Stock Awards and Units

The activity related to the Company's RSAs for the three months ended March 31, 2017 is as follows:

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2017	2,030,028	$9.69
Granted	518,560	$6.58
Vested	(164,629)	$13.98
Forfeited	(7,092)	$16.60
Unvested balance at March 31, 2017	2,376,867	$8.70

The activity related to the Company's RSUs for the three months ended March 31, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2017	110,219	$11.95
Granted	—	$—
Vested	(11,185)	$16.05
Forfeited	(10,750)	$8.12
Unvested balance at March 31, 2017	88,284	$11.89

The total fair value of shares of restricted stock granted under RSAs and RSUs that vested during the three months ended March 31, 2017 was $2.5 million.

Performance-Based Stock Units

The activity related to the Company's PSUs for the three months ended March 31, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2017	147,085	$12.11
Granted	165,000	$8.41
Vested	(24,106)	$15.37
Forfeited	(2,560)	$15.37
Unvested balance at March 31, 2017	285,419	$9.67

The total fair value of shares of restricted stock granted under PSUs that vested during the three months ended March 31, 2017 was $0.4 million.

The Company did not have outstanding PSAs during the three months ended March 31, 2017 or at December 31, 2016.

Employee Stock Purchase Plan

The Company's ESPP provides for six-month offering periods with the purchase price of the stock equal to 85% of the lesser of the market price on the first or last day of the offering period. The maximum number of shares of common stock an employee may purchase during each offering period is 500, subject to certain adjustments pursuant to the ESPP.

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three months ended March 31, 2017 and 2016 as follows (in thousands):

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
Product cost of revenue	$99	$71
Service cost of revenue	317	332
Research and development	1,317	1,179
Sales and marketing	(88)	1,020
General and administrative	1,618	1,813
	$3,263	$4,415

The $0.1 million credit amount reported as sales and marketing stock-based compensation expense for the three months ended March 31, 2017 is comprised of $0.9 million of stock-based compensation expense, net of the reversal of $1.0 million of incremental expense to correct an error in 2016 related to the acceleration of certain stock awards held by an executive who separated from the Company in 2016. Management had reviewed and considered the impact of the error and determined that it was not material to the Company's consolidated financial results for the third and fourth quarters of 2016, as well as the 2016 fiscal year. Management has also determined that the correction of this error is not material to the results of operations for the three months ended March 31, 2017.

There is no income tax benefit for employee stock-based compensation expense for the three months ended March 31, 2017 or March 31, 2016 due to the valuation allowance recorded.

At March 31, 2017, there was $21.7 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, awards, units and ESPP shares. This expense is expected to be recognized over a weighted average period of approximately two years.

(12) MAJOR CUSTOMERS

The following customers contributed 10% or more of the Company's revenue in at least one of the three month periods ended March 31, 2017 and March 31, 2016:

	Three months ended
	March 31, 2017	March 31, 2016
Verizon Communications	17%	*
Level 3 Communications	*	19%
AT&T Inc.	*	11%
_______________________
* Represents less than 10% of revenue

At March 31, 2017, one customer accounted for 10% or more of the Company's accounts receivable balance, representing approximately 14% of the Company's accounts receivable balance. At December 31, 2016, no customer accounted for 10% or more of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(13) GEOGRAPHIC INFORMATION

The Company's classification of revenue by geographic area is determined by the location to which the product is shipped or where the services are performed. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Three months ended
	March 31, 2017	March 31, 2016
United States	67%	68%
Europe, Middle East and Africa	12	13
Japan	14	13
Other Asia Pacific	4	4
Other	3	2
	100%	100%

International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next, and accordingly, historical data may not be indicative of future periods.

(14) INCOME TAXES

The Company's income tax provisions for the three months ended March 31, 2017 and 2016 reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full year. The estimated effective rates for the three months ended March 31, 2017 and 2016 do not include any benefit for the Company's domestic losses, as the Company has concluded that a valuation allowance on any domestic benefit is required. Included in the Company's provision for the three months ended March 31, 2016 is a discrete charge of $0.7 million related to an uncertain tax position of the Company's subsidiary in France.

(15) COMMITMENTS AND CONTINGENCIES

On April 6, 2015, Ming Huang, a purported shareholder of the Company, filed a Class Action Complaint (Civil Action No. 3:15-02407), alleging violations of the federal securities laws (the "Complaint") in the United States District Court for the District of New Jersey (the "District of New Jersey"), against the Company and two of its officers, Raymond P. Dolan, the Company's President and Chief Executive Officer, and Mark T. Greenquist, the Company's former Chief Financial Officer (collectively, the "Defendants"). On September 21, 2015, in response to motions subsequently filed with the District of New Jersey by four other purported shareholders of the Company seeking status as lead plaintiff, the District of New Jersey appointed Richard Sousa as lead plaintiff (the "Plaintiff"). The Plaintiff claims to represent purchasers of the Company's common stock during the period from October 23, 2014 to March 24, 2015, and seeks unspecified damages. The principal allegation contained in the Complaint is that the Defendants made misleading forward-looking statements concerning the Company's fiscal first quarter of 2015 financial performance. On September 22, 2015, the Company filed a Motion to Transfer (the “Motion to Transfer”) this case to the United States District Court for the District of Massachusetts (the "District of Massachusetts"). On March 21, 2016, the District of New Jersey granted the Company's Motion to Transfer. Thus, this case will now be litigated in the District of Massachusetts (Civil Action No. 1:16-cv-10657-GAO). On May 4, 2016, the Plaintiff filed an amended complaint (the "Amended Complaint"), which is now the operative complaint in this litigation. On June 20, 2016, the Company and the other Defendants filed a Motion to Dismiss the Amended Complaint (the "Motion to Dismiss") and on July 25, 2016, the Plaintiff filed an opposition to the Motion to Dismiss. The Company filed its reply to the Plaintiff's opposition to the Motion to Dismiss on August 15, 2016. The Company filed its reply to the Plaintiff's opposition to the Motion to Dismiss on August 15, 2016. A hearing on the Motion to Dismiss was held on February 28, 2017, and the parties are now awaiting a decision from the District of Massachusetts. The Company believes that the Defendants have meritorious defenses

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

to the allegations made in the Amended Complaint and does not expect the results of this suit to have a material effect on its business or consolidated financial statements. The Company is also fully cooperating with an SEC inquiry regarding the development and issuance of the Company's first quarter 2015 revenue and earnings guidance. At this time, it is not possible to predict the outcome of the SEC's inquiry, including whether or not any proceedings will be initiated or, if so, when or how the matter will be resolved and therefore an estimate of the possible range of loss, if any, cannot be made.

In addition, the Company is often a party to disputes and legal proceedings that it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material effect on the Company's business or consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Sonus Networks, Inc. should be read in conjunction with the condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the U.S. Securities and Exchange Commission on February 27, 2017.

Overview

We are a leading provider of networked solutions for communications service providers (e.g., telecommunications, wireless and cable service providers) and enterprises to help them secure and unify their real-time communications infrastructures. We help the world's leading communications service providers and enterprises embrace the next generation of Session Initiation Protocol ("SIP") and 4G/LTE (Long-Term Evolution)-based solutions, including Voice over Internet Protocol ("VoIP"), Voice over WiFi ("VoWiFi"), video and Unified Communications ("UC") by securing and enabling reliable and scalable Internet Protocol ("IP") networks. Our products include session border controllers ("SBCs"), diameter signaling controllers ("DSCs") and VoWiFi solutions, which are supported by a global services team with experience in design, deployment and maintenance of some of the world's largest IP networks.

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

Business Acquisition

On September 26, 2016 (the "Taqua Acquisition Date"), we acquired Taqua, LLC ("Taqua"), a leading supplier of IP communications systems, applications and services to mobile and fixed operators. Taqua enables the transformation of software-based service provider networks to deliver next-generation voice, video and messaging services, including VoIP, VoWiFi and Voice over Long-Term Evolution ("VoLTE"). The acquisition of Taqua has, among other things, accelerated our mobile strategy by adding a Virtualized Mobile Core ("VMC") Platform and an IP Multimedia Subsystem ("IMS") Service Core and expanded our fixed portfolio by adding a Class 5 Softswitch (the T7000) for Network Transformation projects and a Multimedia Controller used in IP Peering applications (the T7100), both of which are complementary to our current product offerings. In consideration for the acquisition of Taqua, we paid $19.9 million in cash to the sellers on the Taqua Acquisition Date, net of cash acquired. We also entered into an Earn-Out Agreement, dated as of September 26, 2016, with Taqua Holdings, LLC and Jeffrey L. Brawner, the seller representative in the transaction, under which there is the potential for additional cash payments to the sellers if certain annual revenue thresholds are exceeded as measured annually through 2020. Based on historical and forecasted, no incremental contingent consideration was recorded as of either March 31, 2017 or December 31, 2016. The financial results of Taqua are included in our condensed consolidated financial statements starting on the Taqua Acquisition Date.

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

Financial Overview

Restructuring and Cost Reduction Initiatives

We are, and have been, committed to streamlining our operations and reducing our operating costs.

To better align our cost structure to our then-current revenue expectations, in April 2015, we announced a cost reduction review and consequently, initiated a restructuring plan to reduce our workforce (the "2015 Restructuring Initiative"). At December 31, 2016, we had $168,000 accrued in connection with this initiative, which was paid in the first quarter of 2017.

On July 25, 2016, we announced a restructuring program to further accelerate our investment in new technologies as the communications industry migrates to a cloud-based architecture (the "2016 Restructuring Initiative"). We expect to record expense aggregating between $3 million and $4 million in connection with this action, resulting in anticipated annual savings of approximately $6 million to $8 million. To date, we have recorded $1.7 million of restructuring expense in the aggregate in connection with this initiative, comprised of $0.2 million in the three months ended March 31, 2017 and $1.5 million in 2016. We expect to record the remaining $1.3 million to $2.3 million by the end of the third quarter of 2017. We intend to utilize the majority of the savings to shift headcount toward new strategic initiatives, such as new products and expanded go-to-market footprint in selected geographies and discrete vertical markets.

In connection with the acquisition of Taqua, our management approved a restructuring plan in the third quarter of 2016 to eliminate certain redundant positions within the combined companies. On October 24, 2016, the Audit Committee of the Company's Board of Directors approved a broader Taqua restructuring plan related to headcount and redundant facilities (collectively, the "Taqua Restructuring Initiative"). To date, we have recorded $1.6 million of restructuring expense in the aggregate in connection with this initiative, comprised of $0.4 million in the three months ended March 31, 2017 and $1.2 million in 2016. We anticipate recording additional future expense in connection with this initiative for headcount and redundant facilities aggregating approximately $1 million through the third quarter of 2017.

Financial Results

We reported losses from operations of $10.8 million for the three months ended March 31, 2017 and $3.9 million for the three months ended March 31, 2016.

We reported net losses of $10.6 million for the three months ended March 31, 2017 and $4.7 million for the three months ended March 31, 2016.

Our revenue was $53.4 million in the three months ended March 31, 2017 and $59.2 million in the three months ended March 31, 2016.

Our gross profit was $33.7 million in the three months ended March 31, 2017 and $38.4 million in the three months ended March 31, 2016. Our gross profit as a percentage of revenue ("total gross margin") was 63.2% in the three months ended March 31, 2017 and 64.9% in the three months ended March 31, 2016.

Our operating expenses were $44.5 million in the three months ended March 31, 2017 and $42.3 million in the three months ended March 31, 2016. Operating expenses for the three months ended March 31, 2017 included $0.6 million of restructuring expense as described above and $56,000 of acquisition-related expense in connection with the acquisition of Taqua. We did not record either restructuring or acquisition-related expense in the three months ended March 31, 2016.

We recorded stock-based compensation expense of $3.3 million in the three months ended March 31, 2017, compared to $4.4 million in the three months ended March 31, 2016. These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations.

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

For a further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There were no significant changes to our critical accounting policies from December 31, 2016 through March 31, 2017.

Results of Operations

Three months ended March 31, 2017 and March 31, 2016

Revenue. Revenue for the three months ended March 31, 2017 and 2016 was as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	March 31, 2017	March 31, 2016	$	%
Product	$25,395	$34,769	$(9,374)	(27.0)%
Service	27,973	24,382	3,591	14.7%
Total revenue	$53,368	$59,151	$(5,783)	(9.8)%

Product revenue is comprised of sales of our communication infrastructure products. The decrease in product revenue in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily the result of a decrease in sales of certain of our older products and our SBC 7000 series products aggregating $11.6 million, partially offset by a $1.3 million increase in sales of our SBC 5000 and $0.9 million related to products from our acquisition of Taqua. The decrease in the three months ended March 31, 2017 was consistent with our expectations that our revenue will be more heavily weighted to the second half of 2017 based on customer consolidations and other trends in the marketplace.

In the three months ended March 31, 2017, approximately 34% of our total product revenue was from indirect sales through our channel partner program, compared to approximately 21% in the three months ended March 31, 2016.

Our product revenue from sales to enterprise customers was approximately 28% of our total product revenue in the three months ended March 31, 2017, compared to approximately 18% in the three months ended March 31, 2016. These sales were made both through our direct sales team and indirect sales channel partners.

The timing of the completion of customer projects, revenue recognition criteria satisfaction and customer payments included in multiple-element arrangements may cause our product revenue to fluctuate from one period to the next. These complex arrangements are generally completed through our direct sales force.

Service revenue is primarily comprised of hardware and software maintenance and support (“maintenance revenue”) and network design, installation and other professional services (“professional services revenue”).

Service revenue for the three months ended March 31, 2017 and 2016 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase from prior year
	March 31, 2017	March 31, 2016	$	%
Maintenance	$21,756	$20,750	$1,006	4.8%
Professional services	6,217	3,632	2,585	71.2%
	$27,973	$24,382	$3,591	14.7%

Our maintenance revenue increased in the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to the inclusion of maintenance revenue from former Taqua customers in the three months ended March 31, 2017.

The increase in our professional services revenue in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to higher professional services revenue from projects completed in the current year period compared to the same prior year period.

The timing of the completion of projects for revenue recognition, customer payments and maintenance contracts may cause our service revenue to fluctuate from one period to the next.

The following customers contributed 10% or more of our revenue in at least one of the three month periods ended March 31, 2017 and March 31, 2016:

	Three months ended
Customer	March 31, 2017	March 31, 2016
Verizon Communications	17%	*
Level 3 Communications	*	19%
AT&T Inc.	*	11%
_______________________
* Represents less than 10% of revenue

International revenue was approximately 33% of revenue in the three months ended March 31, 2017 and approximately 32% of revenue in the three months ended March 31, 2016. Due to the timing of project completions, we expect that the domestic and international components as a percentage of our revenue will fluctuate from quarter to quarter and year to year.

Our deferred product revenue was $8.9 million at March 31, 2017 and $6.9 million at December 31, 2016. Our deferred service revenue was $45.7 million at March 31, 2017 and $43.8 million at December 31, 2016. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect that our product revenue in 2017 will be relatively flat compared to 2016 levels, primarily due to continued consolidation among our customers and their suppliers. We will continue to focus on expanding our product offerings to address the emerging UC and IP-based markets in both the enterprise and service provider markets, which we believe are aligned with the technology strategies of our customers.

We expect that our service revenue in 2017 will increase from 2016 levels as a result of the continued growth of our installed customer base, partially offset by lower revenue resulting from customer merger activities.

Overall, we expect that total revenue in 2017 will be flat to slightly higher, or low single digit growth, compared to 2016 total revenue.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross margins for the three months ended March 31, 2017 and 2016 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	March 31, 2017	March 31, 2016	$	%
Cost of revenue
Product	$9,753	$11,536	$(1,783)	(15.5)%
Service	9,867	9,212	655	7.1%
Total cost of revenue	$19,620	$20,748	$(1,128)	(5.4)%
Gross margin
Product	61.6%	66.8%
Service	64.7%	62.2%
Total gross margin	63.2%	64.9%

The decrease in product gross margin in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to lower product revenue against certain fixed manufacturing costs, which decreased our product gross margin by approximately five and one-half percentage points, partially offset by the impact of product and customer mix, which increased our product gross margin by approximately one-half of one percentage point.

The increase in service gross margin in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to higher revenue against relatively fixed costs, which increased our service gross margin by approximately three percentage points, partially offset by increased third-party installation costs, which decreased our service gross margin by approximately one-half of one percentage point. We believe that our total gross margin will continue to be comparable to historical levels on an annualized basis for the foreseeable future.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing and enhancement of our products. Research and development expenses for the three months ended March 31, 2017 and 2016 were as follows (in thousands, except percentages):

			Increase from prior year
	March 31, 2017	March 31, 2016	$	%
Three months ended	$20,209	$17,318	$2,891	16.7%

The increase in research and development expenses in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was attributable to $1.9 million of employee-related expenses and $1.0 million of higher product development (third-party development, prototype and equipment) costs. The increase in employee-related expenses was attributable to $2.4 million of higher salary and related expenses, $0.2 million of higher travel, training and other employee expenses, and $0.1 million of higher stock-based compensation expense. These increases were partially offset by $0.8 million of lower expense related to our Company-wide cash bonus program. The increase in employee salary and related expenses was primarily attributable to our increased investment in our security strategy, coupled with the inclusion of the Taqua research and development costs in the three months ended March 31, 2017.

Some aspects of our research and development efforts require significant short-term expenditures, the timing of which may cause significant variability in our expenses. We believe that rapid technological innovation is critical to our long-term success, and we are tailoring our investments to meet the requirements of our customers and the market. We believe that our research and development expenses in 2017 will increase from 2016 levels due to the full year impact in 2017 of Taqua research and development costs and our increased investment in our security strategy, partially offset by cost reductions resulting from our 2016 Restructuring Initiative and our Taqua Restructuring Initiative.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three months ended March 31, 2017 and 2016 were as follows (in thousands, except percentages):

			Decrease from prior year
	March 31, 2017	March 31, 2016	$	%
Three months ended	$14,676	$16,595	$(1,919)	(11.6)%

The decrease in sales and marketing expenses in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was attributable to $1.9 million of lower employee-related expenses and $0.4 million of net reductions in other sales and marketing expenses, partially offset by $0.4 million of higher amortization expense related to acquired intangible assets. The decrease in employee-related expense is comprised of $1.1 million of lower salary and commissions and related expenses and $1.1 million of lower stock-based compensation expense, partially offset by $0.3 million of higher travel, training and other employee expenses. The decrease in stock-based compensation expense was primarily attributable to the reversal in the three months ended March 31, 2017 of $1.0 million of incremental stock-based compensation expense to correct an error in 2016 related to the acceleration of certain stock awards held by an executive who separated from the Company in 2016. Management had reviewed and considered the impact of the error and determined that it was not material to the Company's consolidated financial results for the third and fourth quarters of 2016, as well as the 2016 fiscal year. Management has also determined that the correction of this error is not material to the results of operations for the three months ended March 31, 2017.

We believe that our sales and marketing expenses will increase in 2017 from 2016 levels due to the full year impact of the inclusion of Taqua expenses in 2017, partially offset by reductions resulting from our 2016 Restructuring Initiative and our Taqua Restructuring Initiative.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and audit, legal and other professional fees. General and administrative expenses for the three months ended March 31, 2017 and 2016 were as follows (in thousands, except percentages):

			Increase from prior year
	March 31, 2017	March 31, 2016	$	%
Three months ended	$9,019	$8,371	$648	7.7%

The increase in general and administrative expenses in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was attributable to $1.7 million of higher professional fees (i.e., legal, audit and outside services), partially offset a reversal of $0.7 million relating to a change in the previously accrued estimate related to certain legal matters and $0.4 million of lower employee-related expenses. The increase in professional fees was primarily attributable to higher legal fees in connection with ongoing litigation and an SEC inquiry. The decrease in employee-related expenses resulted from $0.3 million of lower expense related to our Company-wide cash bonus program and $0.2 million of lower stock-based compensation expense, partially offset by $0.1 million of higher salary and related expenses.

We believe that our general and administrative expenses will be relatively flat in 2017 compared to 2016.

Acquisition-Related Expenses. Acquisition-related expenses include those expenses related to business acquisitions that would not otherwise have been incurred by us. These expenses include professional and services fees, such as legal, audit, consulting, paying agent and other fees. We recorded acquisition-related expenses of $0.1 million in the three months ended March 31, 2017 for professional fees in connection with the acquisition of Taqua. We did not record any acquisition-related expenses in the three months ended March 31, 2016.

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

We recorded restructuring expense aggregating $0.6 million in the three months ended March 31, 2017, comprised of $0.4 million related to our Taqua Restructuring Initiative and $0.2 million related to our 2016 Restructuring Initiative. The amount related to the Taqua Restructuring Initiative is primarily related to the abandonment of a portion of the former Taqua San Jose facility. The amount related to the 2016 Restructuring Initiative represents severance and related costs. We expect to record additional restructuring expense, including expense related to the restructuring of certain redundant facilities as well as headcount-related actions, aggregating approximately $2 million to $4 million in connection with these initiatives.

We did not record restructuring expense in the three months ended March 31, 2016.

Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain other areas that we believe are important to our future growth. We currently expect that the remaining restructuring accruals, all of which represent severance and related costs, will be paid by the end of the third quarter of 2017.

Interest Income (Expense), Net. Interest income and interest expense for the three months ended March 31, 2017 and 2016 were as follows (in thousands, except percentages):

	Three months ended		Increase from prior year
	March 31, 2017	March 31, 2016	$	%
Interest income	$268	$173	$95	54.9%
Interest expense	(10)	(9)	1	11.1%
Interest income, net	$258	$164	$94	57.3%

Interest income consists of interest earned on our cash equivalents, marketable securities and investments. Interest expense relates to interest on capital lease obligations and expense related to the amortization of debt issuance costs in connection with our revolving credit facility.

Income Taxes. We recorded provisions for income taxes of $0.1 million in the three months ended March 31, 2017 and $1.0 million in the three months ended March 31, 2016. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year. The estimated amounts recorded do not include any benefit for our domestic losses, as we have concluded that a valuation allowance on any domestic benefit is required. Included in our provision for the three months ended March 31, 2017 was a discrete charge of $0.7 million related to an uncertain tax position of our subsidiary in France.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Three months ended
	March 31, 2017	March 31, 2016	Change
Net loss	$(10,646)	$(4,654)	$(5,992)
Adjustments to reconcile net loss to cash flows provided by operating activities	7,583	8,774	(1,191)
Changes in operating assets and liabilities	6,667	(806)	7,473
Net cash provided by operating activities	$3,604	$3,314	$290
Net cash used in investing activities	$(3,937)	$(9,409)	$5,472
Net cash provided by (used in) financing activities	$138	$(1,619)	$1,757

Our cash, cash equivalents, and short- and long-term investments totaled $128.8 million at March 31, 2017 and $126.1 million at December 31, 2016. We had cash and short-term investments held by our foreign subsidiaries aggregating approximately $6 million at March 31, 2017 and approximately $5 million at December 31, 2016. We do not intend to repatriate these funds and, as such, they are not available to finance our domestic operations. If we were to repatriate the funds, they would likely be treated as income for U.S. tax purposes, fully offset by our net operating losses. We do not believe this would have a material impact on our liquidity.

We entered into a credit agreement by and among the Company, as Borrower, Bank of America, N.A. ("Bank of America"), as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto on June 27, 2014 (the "Credit Agreement"), which agreement was amended by a First Amendment to Credit Agreement on June 26, 2015 (the "First Amendment") and further amended by a Second Amendment to Credit Agreement on June 13, 2016 (the "Second Amendment" and collectively with the Credit Agreement and the First Amendment, the "Amended Credit Agreement"). Certain terms of the Amended Credit Agreement include, among other things: (i) an increase of the commitments from $15 million to $20 million; (ii) an extension of the maturity date from June 30, 2016 to June 30, 2017; (iii) a reduction to the aggregate amount of cash and cash equivalents that the Loan Parties (as defined below) are required to hold at any time from $85 million to $50 million; and (iv) a reduction of the commitment fee on the unused commitments available for borrowing from 0.15% to 0.1125%. The Amended Credit Agreement provides that we may select the interest rates under the credit facility from among the following options: (i) the Eurodollar Rate (which is defined as the rate per annum equal to the London Interbank Offered Rate plus 1.5% per annum) for a Eurodollar Rate Loan; and (ii) the highest of (a) the Federal Funds Rate plus 1/2 of 1%, (b) the rate of interest in effect on the borrowing date as publicly announced from time to time by Bank of America as its prime rate, and (c) the monthly Eurodollar Rate plus 1%. Our obligations under the Amended Credit Agreement are guaranteed by Sonus International, Inc., Sonus Federal, Inc., Network Equipment Technologies, Inc. and Taqua (collectively with the Company, the "Loan Parties") pursuant to a Master Continuing Guaranty and are secured by the assets of the Loan Parties pursuant to a Security and Pledge Agreement.

The Amended Credit Agreement contains affirmative, negative and financial covenants customary for financings of this type. The negative covenants include limitations on liens, indebtedness, fundamental changes, dispositions, restricted payments, investments, transactions with affiliates, certain restrictive agreements and compliance with sanctions laws and regulations. The total revenues of the Loan Parties cannot be less than an aggregate of $50 million as of the last day of the Loan Parties' fiscal quarter, computed on a quarterly basis. The credit facility will become due on June 30, 2017, subject to acceleration upon certain specified events of default, including, without limitation, payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency-related defaults, relating to judgments, and ERISA Event (as defined in the Credit Agreement), the failure to pay specified indebtedness and a change of control default. We did not have any amounts outstanding under the Amended Credit Agreement at March 31, 2017.

On July 29, 2013, we announced that our Board of Directors had authorized a stock buyback program to repurchase up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions. The stock buyback program is being funded using our working capital. During the three months ended March 31, 2017, we did not repurchase any shares under our stock buyback program. During the three months ended March 31, 2016, we repurchased and retired 0.2 million shares under our stock buyback program for $1.5 million in the aggregate, including transaction fees, and this amount is included in financing activities in our condensed consolidated statement of cash flows for the three months ended March 31, 2016.

Our operating activities provided $3.6 million of cash in the three months ended March 31, 2017 and $3.3 million of cash in the three months ended March 31, 2016.

Cash provided by operating activities in the three months ended March 31, 2017 was primarily the result of our non-cash operating expenses, partially offset by our net loss, lower accounts receivable and higher deferred revenue. These amounts were partially offset by decreases in accrued expenses and other long-term liabilities and accounts payable and an increase in other operating assets. Our lower accounts receivable primarily reflected our focused collections efforts. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments made in connection with our Company-wide cash bonus program and sales commissions, payments made in connection with our previously recorded restructuring initiatives and lower accruals for our Amended and Restated 2000 Employee Stock Purchase Plan, as amended ("ESPP"), as a purchase was completed on behalf of participating employees on February 28, 2017. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, used $3.1 million of cash.

Cash provided by operating activities in the three months ended March 31, 2016 was primarily the result of lower accounts receivable and higher deferred revenue, partially offset by increases in other operating assets and inventory and decreases in accrued expenses and other long-term liabilities and accounts payable, as well as our net loss, net of non-cash operating expenses. Our lower accounts receivable reflects our focused collections efforts coupled with our historically higher revenue in the fourth quarter of the prior year. The increase in our inventory reflects our purchase in the quarter of last time buy materials required for certain of our products. We estimated that such materials would not be used until at least one year from the balance sheet date. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments in connection with our Company-wide cash bonus program, payments in connection with our previously recorded restructuring initiatives and lower accruals for our ESPP, as a purchase was completed on behalf of participating employees on February 29, 2016. Our net loss, adjusted for non-cash items such as depreciation, amortization and stock-based compensation, used $4.1 million of cash.

Our investing activities used $3.9 million of cash in the three months ended March 31, 2017, comprised of $2.9 million of net purchases of marketable securities and $1.0 million of investments in property and equipment.

Our investing activities used $9.4 million of cash in the three months ended March 31, 2016, comprised of $7.7 million of net purchases of marketable securities, $1.0 million of investments in property and equipment and $0.8 million of cash paid as the final consideration installment for certain assets related to SDN technology.

Our financing activities provided $0.1 million of cash in the three months ended March 31, 2017, comprised of $0.6 million of proceeds from the sale of our common stock in connection with our ESPP and $0.1 million of proceeds from the exercise of stock options. These amounts were partially offset by $0.5 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and approximately $10,000 for payments on our capital leases for office equipment.

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

Based on our current expectations, we believe our current cash, cash equivalents, marketable securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months, including any future stock repurchases under the aforementioned stock buyback program. It is difficult to predict future liquidity requirements with certainty. The rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the successful implementation of our cost reduction initiatives, the levels of demand for our products, the timing and rate of expansion of our business, the resources we devote to developing our products and any settlements of legal proceedings. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to improve our controls environment, for other general corporate activities and to vigorously defend against existing and potential litigation. See Note 15 to our condensed consolidated financial statements for a description of our contingencies.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, ASU 2017-04 clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units in connection with an entity's testing of reporting units for goodwill impairment; clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable; and makes minor changes to other related guidance within the Accounting Standards Codification ("ASC"). ASU 2017-04 is effective prospectively for us beginning January 15, 2020, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early-adopt ASU 2017-04; such early adoption to not have a material impact on the Company's consolidated financial results.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which removes the prohibition in ASC 740, Income Taxes, against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. ASU 2016-16 is intended to reduce the complexity of GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving IP. ASU 2016-16 is effective for us beginning January 1, 2019 for both interim and annual reporting periods. We do not believe that the adoption of this standard will have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which amends the guidance in Accounting Standards Codification ("ASC") 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. ASU 2016-15 adds or clarifies guidance on eight cash flow issues, including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or certain other debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for us beginning January 1, 2018 for both interim and annual reporting periods, with early adoption permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. We do not expect the adoption of ASU 2016-15 will have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 became effective for us beginning January 1, 2017 for both interim and annual reporting periods. Under ASU 2016-09, we will now recognize unrealized excess tax benefits. Due to the full valuation allowance on our federal and state income taxes, the adoption of ASU 2016-09 did not have a material impact on our accounting for income taxes. Without the valuation allowance, we would have recognized an increased deferred tax asset approximating $5 million. We have elected to continue to apply forfeiture rates to the expense attribution related to stock options, restricted stock awards and restricted stock units, as we believe that such continued application results in more accurate expense attribution over the life of these equity grants. The adoption of ASU 2016-09 did not have a material impact on our consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"), which simplifies the measurement of inventory by requiring entities to measure most inventory at the lower of cost and net realizable value, replacing the previous requirement to measure most inventory at the lower of cost or market. ASU 2015-11 does not apply to inventories that are measured by using either the last-in, first-out method or the retail inventory method. ASU 2015-11 became effective for us for both interim and annual reporting periods beginning January 1, 2017. The adoption of ASU 2015-11 did not have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), which provides guidelines for determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 was effective for us for beginning January 1, 2017. The adoption of ASU 2014-15 did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers, along with additional ASUs which, among other things, clarified the implementation of the new revenue guidance and delayed the adoption by one year, to January 1, 2018 (collectively, the "New Revenue Standard"). The New Revenue Standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. The New Revenue Standard applies to all contracts with customers that are within the scope of other topics in the FASB ASC. Certain of the New Revenue Standard's provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property, plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. We continue to assess the potential impact of the adoption of the New Revenue Standard on our consolidated financial statements, and currently believe that such adoption will, in general, accelerate the recognition of revenue (i.e., more revenue will be recognized upon delivery than is currently recognized ratably or upon payment) compared to the current standards in effect, in particular, sales of software-only products and sales to customers currently accounted for on a cash basis. We currently expect to adopt the New Revenue Standard using the modified retrospective option.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and foreign currency fluctuations. We do not believe that a hypothetical 10% adverse movement in interest rates and foreign currency exchange rates would have a materially different impact from what was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

On April 6, 2015, Ming Huang, a purported shareholder of ours, filed a Class Action Complaint (Civil Action No. 3:15-02407), alleging violations of the federal securities laws (the "Complaint") in the United States District Court for the District of New Jersey (the "District of New Jersey"), against us and two of our officers, Raymond P. Dolan, our President and Chief Executive Officer, and Mark T. Greenquist, our former Chief Financial Officer (collectively, the "Defendants"). On September 21, 2015, in response to motions subsequently filed with the District of New Jersey by four other purported shareholders of ours seeking status as lead plaintiff, the District of New Jersey appointed Richard Sousa as lead plaintiff (the "Plaintiff"). The Plaintiff claims to represent purchasers of our common stock during the period from October 23, 2014 to March 24, 2015, and seeks unspecified damages. The principal allegation contained in the Complaint is that the Defendants made misleading forward-looking statements concerning our fiscal first quarter of 2015 financial performance. On September 22, 2015, we filed a Motion to Transfer (the “Motion to Transfer”) this case to the United States District Court for the District of Massachusetts (the "District of Massachusetts"). On March 21, 2016, the District of New Jersey granted our Motion to Transfer. Thus, this case will now be litigated in the District of Massachusetts (Civil Action No. 1:16-cv-10657-GAO). On May 4, 2016, the Plaintiff filed an amended complaint (the "Amended Complaint"), which is now the operative complaint in this litigation. On June 20, 2016, the Company and the other Defendants filed a Motion to Dismiss the Amended Complaint (the "Motion to Dismiss") and on July 25, 2016, the Plaintiff filed an opposition to the Motion to Dismiss. We filed our reply to the Plaintiff's opposition to the Motion to Dismiss on August 15, 2016. A hearing on the Motion to Dismiss was held on February 28, 2017 and the parties are now awaiting a decision from the District of Massachusetts. We believe that the Defendants have meritorious defenses to the allegations made in the Amended Complaint and do not expect the results of this suit to have a material adverse effect on our business or consolidated financial statements.

We are often a party to disputes and legal proceedings that we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material effect on our business or consolidated financial statements.

Item 1A.    Risk Factors

We have revised and updated our discussion of the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A. for the fiscal year ended December 31, 2016.  The following discussion includes two revised risk factors: “If in the future we do not have a sufficient number of shares available to issue to our employees, the limited number of shares we could issue may impact our ability to attract, retain and motivate key personnel” and "Restructuring activities could adversely affect our ability to execute our business strategy", each of which reflect a material development subsequent to the discussion of risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  Except for the two risk factors noted above, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. For convenience, all of our risk factors are included below.

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

We incurred net losses in the first quarter of 2017, as well as in fiscal years 2016 and 2015. We may incur additional net losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

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

We recorded net restructuring expense of $11.1 million in the aggregate in the first quarter of 2017 and in fiscal 2016, 2015 and 2014, comprised of $10.1 million for severance and related costs, $0.8 million for the consolidation of certain facilities and $0.2 million for the write-off of assets associated with the headcount reduction and facilities consolidations. We expect to record approximately $2.3 million to $3.3 million of additional restructuring expense by the end of the third quarter of 2017.

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

The financial results of Sonus and Taqua as a combined company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with the combination. In addition to the amortization of intangible assets acquired in connection with this acquisition and other related expenses, we recorded $0.1million and $1.2 million of acquisition-related cash expense in the first quarter of 2017 and in 2016, respectively, in connection with this acquisition and may incur additional acquisition-related cash expense in the future. The price of our common stock could decline to the extent the combined company's financial results are materially affected by these charges.

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

We historically have used stock options, restricted stock and other equity awards as a significant component of our employee compensation program in order to align our employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. In 2007, our stockholders approved our 2007 Stock Incentive Plan (the "2007 Plan"), which included a limited amount of shares to be granted under such 2007 Plan. Our stockholders approved amendments to the 2007 Plan in June 2010, June 2013, December 2014 and June 2015. At our 2016 annual meeting of stockholders, our stockholders approved an amendment and restatement of the 2007 Plan (as amended and restated, the "Stock Plan") that, among other things, increased the aggregate number of shares of our common stock authorized for issuance under the Stock Plan by 800,000 new shares, from 15,676,713 shares to 16,476,713 shares. At our 2017 annual meeting of stockholders (the “2017 Annual Meeting”), we are asking our stockholders to approve a further amendment and restatement of the Stock Plan to, among other things, increase the aggregate number of shares of our common stock authorized for issuance under the Stock Plan by 900,000 new shares from 16,476,713 shares to 17,376,713 shares.

Since it is not certain that our stockholders will approve this proposal at the 2017 Annual Meeting , we may not have sufficient shares for our needs in the near future. If our stockholders do not approve this proposal or any other future amendments that we determine are needed to the Stock Plan, the limited number of shares available for use as equity incentives to employees may make it more difficult for us to attract, retain and motivate key personnel.

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

Continuing turmoil in the geopolitical environment in many parts of the world, including terrorist activities and military actions, as well as political and economic issues in many regions, including the uncertainty arising from the UK's exit from the European Union, as well as changes implemented by the new U.S. presidential administration, continue to put pressure on global economic conditions. Our operating results and our ability to expand into other international markets may also be affected by changing economic conditions particularly germane to that sector or to particular customer markets within that sector.

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

The market for technology stocks has been, and will likely continue to be, volatile. The following factors, among others, could cause the market price of our common stock to fluctuate significantly:

•	addition or loss of any major customer;

•	continued significant declines in customer spending in the media gateway trunking business;

•	decreased spending by customers in the SBC and/or DSC security businesses;

•	consolidation of our customers and among our competitors in the telecommunications industry;

•	changes in the financial condition or anticipated capital expenditure purchases of any existing or potential major customer;

•	economic conditions for the telecommunications, networking and related industries;

•	quarterly variations in our bookings, revenues and operating results;

•	changes in financial estimates by securities analysts;

•	speculation in the press or investment community;

•	announcements by us or our competitors of significant contracts, new products or acquisitions, distribution partnerships, joint ventures, mergers or capital commitments;

•	activism by any single large stockholder or combination of stockholders;

•	sales of common stock or other securities by us or by our stockholders in the future;

•	securities and other litigation;

•	repurchases under our stock buyback program;

•	announcement of a stock split, reverse stock split, stock dividend or similar event; and/or

•	emergence or adoption of new technologies or industry standards.

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

Furthermore, while we had no amounts outstanding under the Amended Credit Agreement as of March 31, 2017, we may wish to draw on this facility in the future. We may be prevented from borrowing, however, if we are unable to extend, renew or replace the Credit Agreement by the maturity date of June 30, 2017, on favorable terms, or at all, which could have a material adverse effect on our liquidity and cause our business, operations and financial condition to suffer.

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

The telecommunications industry, including many of our customers, has experienced consolidation, such as the acquisition of XO Communications, LLC by Verizon Communications in February 2017, Polycom, Inc. by Siris Capital Group LLC, a private equity investment firm, in September 2016, the acquisition of Time Warner Cable Inc. and Bright House Networks by Charter Communications, Inc. in May 2016, the acquisition of Aruba Networks, Inc. by HP Inc. in May 2015, the acquisition of Mavenir Systems, Inc. by Mitel Networks Corporation in April 2015, the acquisition of Riverbed Technology, Inc. by Thoma Bravo, a private equity investment firm, in April 2015, the acquisition of Dialogic Inc. by Novacap TMT IV, L.P. in 2014, the acquisitions of Acme Packet, Inc. and Tekelec by Oracle Corporation in 2013 and the pending acquisition of Level 3 Communications Inc. by CenturyLink Inc., and we expect this trend to continue. Consolidation among our customers may cause delays or reductions in capital expenditure plans and/or increased competitive pricing pressures as the number of available customers declines and the relative purchasing power of customers increases in relation to suppliers. Any of these factors could adversely affect our business.

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

We have an office in Bangalore, India. The employees at this facility consist principally of research and development personnel. There is no assurance that our reliance upon development resources in India will enable us to achieve meaningful cost reductions or greater resource efficiency. Further, our development efforts and other operations in India involve significant risks, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1, 2017 to January 31, 2017	92	$6.23	—	$5,429,481
February 1, 2017 to February 28, 2017	18,487	$6.18	—	$5,429,481
March 1, 2017 to March 31, 2017	57,570	$6.62	—	$5,429,481
Total	76,149	$6.51	—	$5,429,481

(1) Upon vesting of restricted stock awards, our employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. During the first quarter of 2017, 76,149 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

(2) Consists of shares repurchased pursuant to a stock buyback program announced on July 29, 2013 (the "2013 Buyback Program"). Under the 2013 Buyback Program our Board of Directors authorized the repurchase of up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. We may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The 2013 Buyback Program may be suspended or discontinued at any time. The 2013 Buyback Program is being funded using our working capital. There were no shares repurchased under the 2013 Buyback Program during the first quarter of 2017.

(3) Represents amounts that remain available for repurchases under the 2013 Buyback Program.

Item 5. Other Information

None.

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

Date: April 27, 2017	SONUS NETWORKS, INC.

By:	/s/ Susan M. Villare
Susan M. Villare Chief Financial Officer (Interim) (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	*	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certificate of Sonus Networks, Inc. Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	#	Certificate of Sonus Networks, Inc. Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase

_______________________________________

*	Filed herewith.

#	Furnished herewith.