Form 10-Q
period 2017-06-30
SONUS NETWORKS INC
filed 2017-08-04
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of July 26, 2017, there were 49,686,299 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2017

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, which are subject to a number of risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, statements about the completion, timing and impact of the transactions described herein, plans and objectives of management for future operations, plans for future cost reductions and plans for future product development and manufacturing are forward-looking statements. Without limiting the foregoing, the words "anticipates", "believes", "could", "estimates", "expects", "intends", "may", "plans", "seeks" and other similar language, whether in the negative or affirmative, are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We therefore caution you against relying on any of these forward-looking statements.

This document also contains statements about Sonus' agreement to effect a strategic combination with GENBAND Holdings Company ("GENBAND") resulting in a new combined company ("NewCo") (collectively, the "Transaction"). Many risks and uncertainties could cause actual results to differ materially from these forward-looking statements with respect to the Transaction, and these risks, as well as other risks associated with the proposed merger, are more fully disclosed in the joint proxy statement/prospectus that is included in the initial registration statement on Form S-4 (File No. 333-219008) that was filed with the U.S. Securities and Exchange Commission in connection with the proposed merger.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
SONUS NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$32,606	$31,923
Marketable securities	54,793	61,836
Accounts receivable, net of allowance for doubtful accounts of $10 at both June 30, 2017 and December 31, 2016	42,664	53,862
Inventory	16,759	18,283
Other current assets	14,307	12,010
Total current assets	161,129	177,914
Property and equipment, net	10,656	11,741
Intangible assets, net	25,645	30,197
Goodwill	49,891	49,393
Investments	38,523	32,371
Deferred income taxes	1,586	1,542
Other assets	4,923	4,901
	$292,353	$308,059
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,849	$6,525
Accrued expenses	18,613	25,886
Current portion of deferred revenue	51,277	43,504
Current portion of long-term liabilities	1,210	1,154
Total current liabilities	76,949	77,069
Deferred revenue	7,530	7,188
Deferred income taxes	3,462	3,047
Other long-term liabilities	1,419	1,633
Total liabilities	89,360	88,937
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value per share; 120,000,000 shares authorized; 49,677,161 shares issued and outstanding at June 30, 2017; 49,041,881 shares issued and outstanding at December 31, 2016	50	49
Additional paid-in capital	1,257,521	1,250,744
Accumulated deficit	(1,060,165)	(1,037,174)
Accumulated other comprehensive income	5,587	5,503
Total stockholders' equity	202,993	219,122
	$292,353	$308,059

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue:
Product	$28,790	$35,349	$54,185	$70,118
Service	26,943	25,508	54,916	49,890
Total revenue	55,733	60,857	109,101	120,008
Cost of revenue:
Product	9,287	11,409	19,040	22,945
Service	10,044	9,220	19,911	18,432
Total cost of revenue	19,331	20,629	38,951	41,377
Gross profit	36,402	40,228	70,150	78,631
Operating expenses:
Research and development	20,064	17,457	40,273	34,775
Sales and marketing	15,720	16,192	30,396	32,787
General and administrative	8,141	9,287	17,160	17,658
Acquisition-related	4,679	—	4,735	—
Restructuring	501	—	1,071	—
Total operating expenses	49,105	42,936	93,635	85,220
Loss from operations	(12,703)	(2,708)	(23,485)	(6,589)
Interest income, net	254	217	512	381
Other income, net	575	10	576	113
Loss before income taxes	(11,874)	(2,481)	(22,397)	(6,095)
Income tax provision	(471)	(435)	(594)	(1,475)
Net loss	$(12,345)	$(2,916)	$(22,991)	$(7,570)
Loss per share:
Basic	$(0.25)	$(0.06)	$(0.47)	$(0.15)
Diluted	$(0.25)	$(0.06)	$(0.47)	$(0.15)
Shares used to compute loss per share:
Basic	49,543	49,423	49,330	49,453
Diluted	49,543	49,423	49,330	49,453

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net loss	$(12,345)	$(2,916)	$(22,991)	$(7,570)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(10)	262	115	435
Unrealized gain (loss) on available-for sale marketable securities, net of tax	(34)	37	(31)	272
Reclassification adjustment for realized losses included in net loss	—	—	—	18
Other comprehensive income (loss), net of tax	(44)	299	84	725
Comprehensive loss, net of tax	$(12,389)	$(2,617)	$(22,907)	$(6,845)

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended
	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net loss	$(22,991)	$(7,570)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	3,595	3,970
Amortization of intangible assets	4,552	3,719
Stock-based compensation	7,500	9,056
Loss on disposal of property and equipment	6	26
Gain on sale of IP addresses	(576)	—
Deferred income taxes	446	587
Changes in operating assets and liabilities:
Accounts receivable	11,317	14,955
Inventory	829	844
Other operating assets	(1,061)	(2,566)
Accounts payable	(535)	(1,732)
Accrued expenses and other long-term liabilities	(8,089)	(11,182)
Deferred revenue	7,848	(888)
Net cash provided by operating activities	2,841	9,219
Cash flows from investing activities:
Purchases of property and equipment	(2,593)	(2,636)
Business acquisition, net of cash acquired	—	(750)
Purchases of marketable securities	(28,731)	(59,138)
Maturities/sales of marketable securities	29,067	44,364
Proceeds from the sale of IP addresses	576	—
Net cash used in investing activities	(1,681)	(18,160)
Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	593	632
Proceeds from exercise of stock options	90	15
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(1,406)	(832)
Repurchase of common stock	—	(4,980)
Principal payments of capital lease obligations	(20)	(24)
Net cash used in financing activities	(743)	(5,189)
Effect of exchange rate changes on cash and cash equivalents	266	280
Net increase (decrease) in cash and cash equivalents	683	(13,850)
Cash and cash equivalents, beginning of year	31,923	50,111
Cash and cash equivalents, end of period	$32,606	$36,261
Supplemental disclosure of cash flow information:
Interest paid	$75	$19
Income taxes paid	$747	$596
Income tax refunds received	$80	$249
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$222	$256
Property and equipment acquired under capital lease	$—	$36

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

Proposed Merger

On May 23, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with (i) Solstice Sapphire Investments, Inc. ("NewCo") and its wholly-owned subsidiaries and (ii) GENBAND Holdings Company ("GENBAND") and itwo related holding companies such that, following a series of merger transactions, both the Company and GENBAND will each become a wholly-owned subsidiary of NewCo. Former stockholders of the Company will own approximately 50%, and former shareholders of GENBAND and the two related holding companies will own approximately 50%, of the shares of NewCo common stock issued and outstanding immediately following the consummation of the mergers.

GENBAND is a Cayman Islands exempted company limited by shares that was formed on April 7, 2010.  Through its wholly owned operating subsidiaries, GENBAND creates rapid communications and applications for service providers, enterprises, independent software vendors, system integrators and developers globally. A majority of GENBAND's shares are held by funds affiliated with One Equity Partners. GENBAND shares are not listed on an exchange or quoted on any automated services, and there is no established trading market for GENBAND shares.

As consideration, the Company will issue shares to the GENBAND equity holders, with the number of shares issued equal to the number of shares of the Company’s common stock outstanding immediately prior to the close date of the mergers. In addition, Sonus will repay GENBAND’s long-term debt to a related party totaling $45.0 million and repay GENBAND’s management fees due to a majority shareholder aggregating $10.3 million. The Company will also repay GENBAND’s outstanding balance under its line of credit facility and issue a promissory note for $22.5 million to the GENBAND equity holders. The Company will also pay GENBAND’s transaction fees incurred in connection with the mergers, estimated to approximate $9 million. The Company believes that the cash acquired from GENBAND as part of the mergers will exceed the balance outstanding under GENBAND's line of credit facility.

The Company's Board of Directors unanimously approved the Merger Agreement and the transactions contemplated thereby, and the Company has agreed to hold a special meeting of the Company's stockholders to submit the Merger Agreement to its stockholders for their consideration (the “Special Stockholders’ Meeting”).

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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Interim results are not necessarily indicative of results for a full year or any future interim period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (the "Annual Report"), which was filed with the SEC on February 27, 2017.

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during either the three or six months ended June 30, 2017.

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

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification ("ASC") 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for the Company beginning January 1, 2018 for both interim and annual reporting periods, with early adoption permitted. The Company does not expect the adoption of ASU 2017-09 will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step two of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, ASU

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

2017-04 clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units in connection with an entity's testing of reporting units for goodwill impairment; clarifies that an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable; and makes minor changes to other related guidance within the ASC. ASU 2017-04 is effective prospectively for the Company beginning January 15, 2020, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company elected to early-adopt ASU 2017-04 as of January 1, 2017; such early adoption did not have a material impact on the Company's consolidated financial results.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers, along with additional ASUs which, among other things, clarified the implementation of the new revenue guidance and delayed the adoption by one year, to January 1, 2018 (collectively, the "New Revenue Standard"). The New Revenue Standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. The New Revenue Standard applies to all contracts with customers that are within the scope of other topics in the ASC. Certain of the New Revenue Standard's provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property, plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. The Company continues to assess the potential impact of the adoption of the New Revenue Standard on its consolidated financial statements, and currently believes that such adoption will, in general, accelerate the recognition of revenue (i.e., more revenue will be recognized upon delivery than is currently recognized ratably or upon payment) compared to the current standards in effect, in particular, sales of software-only products and sales to customers currently accounted for on a cash basis. The Company currently expects to adopt the New Revenue Standard using the modified retrospective option, and is in the process of updating its revenue recognition software to comply with the New Revenue Standard. The Company expects to begin parallel testing in the third quarter of 2017.

(2) BUSINESS ACQUISITION

Acquisition of Taqua, LLC

On September 26, 2016 (the "Taqua Acquisition Date"), the Company acquired Taqua, LLC ("Taqua"), a leading supplier of IP communications systems, applications and services to mobile and fixed operators. Taqua enables the transformation of software-based service provider networks to deliver next-generation voice, video and messaging services, including VoIP, VoWiFi and Voice over Long-Term Evolution ("VoLTE"). The acquisition of Taqua has, among other things, accelerated the Company's mobile strategy by adding a Virtualized Mobile Core ("VMC") Platform and an IP Multimedia Subsystem ("IMS") Service Core and expanded the Company's fixed portfolio by adding a Class 5 Softswitch (the T7000) for network transformation projects and a Multimedia Controller used in IP Peering applications (the T7100), both of which are complementary to Sonus' current product offerings. In consideration for the acquisition of Taqua, Sonus paid $19.9 million in cash to the sellers on the Taqua Acquisition Date, net of cash acquired. The Company also entered into an Earn-Out Agreement, dated as of September 26, 2016, with Taqua Holdings, LLC and Jeffrey L. Brawner, the seller representative in the transaction, under which there is the potential for additional cash payments of up to $65.0 million in the aggregate to the sellers if certain annual revenue thresholds are exceeded as measured annually through 2020. The Company had initially recorded $10.0 million of contingent consideration as of the Taqua Acquisition Date, with the estimate based on historical sales and probability weighted cash flows related to forecasted sales. During the fourth quarter of 2016, the Company reassessed the historical and updated forecasted sales and accordingly, reversed the previous estimated contingent consideration such that as of both June 30, 2017 and December 31, 2016, no incremental contingent consideration was recorded.

The transaction has been accounted for as a business combination and the financial results of Taqua have been included in the Company's condensed consolidated financial statements for the period subsequent to its acquisition.

The Company finalized its valuation of the identifiable intangible assets in the second quarter of 2017. During both the first quarter of 2017 and the fourth quarter of 2016, the Company recorded changes to the initial preliminary purchase price allocation. The primary adjustments in the first quarter of 2017 were a $0.4 million increase to current liabilities and a $0.1 million increase to noncurrent liabilities. The primary adjustments recorded in the fourth quarter of 2016 were the reversal of the $10.0 million of previously recorded contingent consideration discussed above, a reduction of $12.1 million to the

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

developed technology intangible asset and an increase of $5.5 million to the customer relationship intangible assets. These adjustments, as well as other immaterial adjustments to the balance sheet accounts, resulted in a net reduction to goodwill of $2.2 million since September 30, 2016. Based on this final purchase price allocation, the Company recorded $9.6 million of goodwill, which is primarily due to expected synergies between the combined companies and expanded market opportunities resulting from the expanded product offering portfolio. The goodwill is deductible for tax purposes.

A summary of the final allocation of the purchase consideration for Taqua is as follows (in thousands):

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

Acquisition-Related Expenses

Acquisition-related expenses include those expenses related to acquisitions that would otherwise not have been incurred by the Company. These expenses include professional, services and other costs, such as legal, audit, consulting, paying agent and other related expenses. The expense recorded in the three months ended June 30, 2017 relates to the proposed merger with GENBAND, while the expense recorded in the six months ended June 30, 2017 also includes approximately $56,000 of costs related to the Taqua acquisition. The Company did not record acquisition-related expenses in the three or six months ended June 30, 2016.

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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The calculations of shares used to compute basic and diluted loss per share are as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Weighted average shares outstanding—basic	49,543	49,423	49,330	49,453
Potential dilutive common shares	—	—	—	—
Weighted average shares outstanding—diluted	49,543	49,423	49,330	49,453

Options to purchase the Company's common stock, unvested shares of restricted stock, unvested shares of performance-based stock and shares in connection with future purchases under the Company's Amended and Restated 2000 Employee Stock Purchase Plan, as amended (the "ESPP"), totaling 8.0 million shares for the three and six months ended June 30, 2017 and 8.7 million shares for the three and six months ended June 30, 2016 have not been included in the computation of diluted loss per share because their effect would have been antidilutive.

(4) CASH EQUIVALENTS AND INVESTMENTS

The Company invests in debt instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

During the six months ended June 30, 2016, the Company sold $3.8 million of its available-for-sale securities and recognized gross losses aggregating $18,000, which is included as a component of Other income, net, in the Company's condensed consolidated statement of operations for that period. The Company did not sell any of its available-for-sale securities in the six months ended June 30, 2017. Investments with continuous unrealized losses for one year or greater at June 30, 2017 were nominal. Since the Company currently does not intend to sell these securities and does not believe it will be required to sell any securities before they recover in value, it does not believe these declines are other-than-temporary.

On a quarterly basis, the Company reviews its marketable securities and investments to determine if there have been any events that could create a credit impairment. Based on its reviews, the Company does not believe that any impairment existed with its current holdings at June 30, 2017.

The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt securities and investments at June 30, 2017 and December 31, 2016 were comprised of the following (in thousands):

	June 30, 2017
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$7,669	$—	$—	$7,669

Marketable securities
Municipal obligations	$1,091	$—	$—	$1,091
U.S. government agency notes	23,866	—	(39)	23,827
Corporate debt securities	28,693	—	(44)	28,649
Certificates of deposit	1,226	—	—	1,226
	$54,876	$—	$(83)	$54,793
Investments
U.S. government agency notes	$16,590	$—	$(44)	$16,546
Corporate debt securities	16,664	5	(33)	16,636
Certificates of deposit	5,341	—	—	5,341
	$38,595	$5	$(77)	$38,523

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

The Company's available-for-sale debt securities classified as Investments in the condensed consolidated balance sheets at June 30, 2017 and December 31, 2016 had maturity dates after one year but within approximately two years or less from the balance sheet date.

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

The following table shows the fair value of the Company's financial assets at June 30, 2017 and December 31, 2016. These financial assets are comprised of the Company's available-for-sale debt securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the condensed consolidated balance sheets (in thousands):

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

		Fair value measurements at June 30, 2017 using:
	Total carrying value at June 30, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$7,669	$7,669	$—	$—

Marketable securities
Municipal obligations	$1,091	$—	$1,091	$—
U.S. government agency notes	23,827	—	23,827	—
Corporate debt securities	28,649	—	28,649	—
Certificates of deposit	1,226	—	1,226	—
	$54,793	$—	$54,793	$—
Investments
U.S. government agency notes	$16,546	$—	$16,546	$—
Corporate debt securities	16,636	—	16,636	—
Certificates of deposit	5,341	—	5,341	—
	$38,523	$—	$38,523	$—

		Fair value measurements at December 31, 2016 using:
	Total carrying value at December 31, 2016	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$6,619	$6,619	$—	$—

Marketable securities
Municipal obligations	$3,261	$—	$3,261	$—
U.S. government agency notes	16,477	—	16,477	—
Corporate debt securities	41,852	—	41,852	—
Certificates of deposit	246	—	246	—
	$61,836	$—	$61,836	$—
Investments
U.S. government agency notes	$19,437	$—	$19,437	$—
Corporate debt securities	10,476	—	10,476	—
Certificates of deposit	2,458	—	2,458	—
	$32,371	$—	$32,371	$—

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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(5) INVENTORY

Inventory at June 30, 2017 and December 31, 2016 consists of the following (in thousands):

	June 30, 2017	December 31, 2016
On-hand final assemblies and finished goods inventories	$15,935	$15,346
Deferred cost of goods sold	2,824	4,237
	18,759	19,583
Less current portion	(16,759)	(18,283)
Noncurrent portion (included in Other assets)	$2,000	$1,300

(6) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at June 30, 2017 and December 31, 2016 consist of the following (dollars in thousands):

June 30, 2017	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Developed technology	6.54	$34,980	$19,620	$15,360
Customer relationships	5.78	19,540	9,255	10,285
Internal use software	3.00	730	730	—
	6.23	$55,250	$29,605	$25,645

December 31, 2016	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Developed technology	6.54	$34,980	$16,453	$18,527
Customer relationships	5.78	19,540	7,870	11,670
Internal use software	3.00	730	730	—
	6.23	$55,250	$25,053	$30,197

Amortization expense for intangible assets for the three and six months ended June 30, 2017 and 2016 was as follows (in thousands):

	Three months ended		Six months ended		Statement of operations classification
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Developed technology	$1,601	$1,455	$3,167	$3,082	Cost of revenue - product
Customer relationships	692	318	1,385	637	Sales and marketing
	$2,293	$1,773	$4,552	$3,719

Estimated future amortization expense for the Company's intangible assets at June 30, 2017 is as follows (in thousands):

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Years ending December 31,
Remainder of 2017	$4,587
2018	6,615
2019	5,608
2020	4,166
2021	2,395
Thereafter	2,274
$25,645

The changes in the carrying value of the Company's goodwill in the six months ended June 30, 2017 were as follows (in thousands):

Balance at January 1, 2017
Goodwill	$52,499
Accumulated impairment losses	(3,106)
49,393
Purchase accounting adjustments - Taqua	498
Balance at June 30, 2017	$49,891

Balance at June 30, 2017
Goodwill	$52,997
Accumulated impairment losses	(3,106)
$49,891

There were no changes in the carrying value of the Company's goodwill in the six months ended June 30, 2016. The balance of the Company's goodwill at June 30, 2016 was comprised of the following (in thousands):

Balance at June 30, 2016
Goodwill	$43,416
Accumulated impairment losses	(3,106)
$40,310

(7) ACCRUED EXPENSES
Accrued expenses at June 30, 2017 and December 31, 2016 consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Employee compensation and related costs	$11,715	$15,879
Other	6,898	10,007
	$18,613	$25,886

(8) RESTRUCTURING ACCRUAL

2016 Restructuring Initiative

In July 2016, the Company announced a program to further accelerate its investment in new technologies as the communications industry migrates to a cloud-based architecture (the "2016 Restructuring Initiative"), and that it planned to utilize most of the savings from this initiative to shift headcount toward new strategic initiatives, such as new products and an expanded go-to-market footprint in selected geographies and discrete vertical markets. The Company recorded $2.0 million of restructuring expense in the aggregate in connection with this initiative, comprised of $1.9 million for severance and related

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

costs and $0.1 million to abandon its facility in Rochester, New York (the "Rochester Facility"). The actions under the 2016 Restructuring Initiative have been implemented and accordingly, the Company does not expect to record additional expense in connection with this initiative. The Company expects that the amounts accrued for severance and related costs under the 2016 Restructuring Initiative will be paid by end of the fourth quarter of 2017 and that the amounts accrued for facilities will be paid by the end of October 2019, when the lease on the Rochester Facility expires.

In connection with the 2016 Restructuring Initiative, the Company recorded $0.3 million of restructuring expense in the three months ended June 30, 2017 and $0.5 million of restructuring expense in the six months ended June 30, 2017. The amount recorded in the three months ended June 30, 2017 is comprised of $0.2 million for severance and related costs and $0.1 million related to the Rochester Facility. The amount recorded in the six months ended June 30, 2017 is comprised of $0.4 million for severance and related costs and $0.1 million related to the Rochester Facility. A summary of the 2016 Restructuring Initiative accrual activity for the six months ended June 30, 2017 is as follows (in thousands):

	Balance at January 1, 2017	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at June 30, 2017
Severance	$497	$405	$(26)	$(763)	$113
Facilities	—	126	—	(3)	123
	$497	$531	$(26)	$(766)	$236

Taqua Restructuring Initiative

In connection with the acquisition of Taqua, the Company's management approved a restructuring plan in the third quarter of 2016 to eliminate certain redundant positions within the combined companies. On October 24, 2016, the Audit Committee of the Company's Board of Directors approved a broader Taqua restructuring plan related to headcount and redundant facilities (both restructuring plans, the "Taqua Restructuring Initiative"). The Company recorded $1.8 million of restructuring expense in the aggregate in connection with this initiative, comprised of $1.2 million for severance and related costs and $0.6 million related to the elimination of redundant facilities. The actions under the Taqua Restructuring Initiative have been implemented and accordingly, the Company does not expect to record additional expense in connection with this initiative. The Company expects that the amounts accrued for severance and related costs under the Taqua Restructuring Initiative will be paid by the end of 2017 and that the amounts accrued for facilities will be paid by the end of 2018.

In connection with the Taqua Restructuring Initiative, the Company recorded $0.2 million of restructuring expense in the three months ended June 30, 2017 for severance and related costs and $0.6 million of restructuring expense in the six months ended June 30, 2017, comprised of $0.2 million for severance and related costs and $0.4 million related to redundant facilities. A summary of the Taqua Restructuring Initiative accrual activity for the six months ended June 30, 2017 is as follows (in thousands):

	Balance at January 1, 2017	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at June 30, 2017
Severance	$384	$245	$(49)	$(569)	$11
Facilities	218	370	—	(190)	398
	$602	$615	$(49)	$(759)	$409

2015 Restructuring Initiative

To better align the Company's cost structure to its current revenue expectations, in April 2015, the Company announced a cost reduction review and restructuring initiative (the "2015 Restructuring Initiative"). A summary of the 2015 Restructuring Initiative accrual activity for the six months ended June 30, 2017 is as follows (in thousands):

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Balance at January 1, 2017	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at June 30, 2017
Severance	$168	$—	$—	$(168)	$—

Balance Sheet Classification

At June 30, 2017, the Company's restructuring accruals aggregated $0.6 million, of which $0.3 million was included in Other long-term liabilities and represented future lease payments on restructured facilities. At December 31, 2016, the Company's restructuring accruals aggregated $1.3 million, of which approximately $62,000 was included in Other long-term liabilities and represented future lease payments on restructured facilities. The remainder of the restructuring accruals at both June 30, 2017 and December 31, 2016 are included in Accrued expenses in the condensed consolidated balance sheets.

(9) DEBT

The Company maintained a credit agreement by and among the Company, as Borrower, Bank of America, N.A. ("Bank of America"), as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto entered into on June 27, 2014 (the "Credit Agreement"), which agreement was amended by a First Amendment to Credit Agreement on June 26, 2015 and further amended by a Second Amendment to Credit Agreement on June 13, 2016 (the "Amended Credit Agreement"). The obligations of the Company under the Amended Credit Agreement were guaranteed by Sonus International, Inc., Sonus Federal, Inc., Network Equipment Technologies, Inc. and Taqua (collectively with the Company, the "Loan Parties") pursuant to a Master Continuing Guaranty and were secured by the assets of the Loan Parties pursuant to a Security and Pledge Agreement. The credit facility expired by its terms on June 30, 2017 and was not renewed. The Company did not have any amounts outstanding under the Amended Credit Agreement at either June 30, 2017 or December 31, 2016.

(10) COMMON STOCK REPURCHASES

On July 29, 2013, the Company announced that its Board of Directors had authorized a stock buyback program to repurchase up to $100 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. The Company may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The Company has not implemented such a 10b5-1 repurchase program to date. The stock buyback program may be suspended or discontinued at any time. The stock buyback program is funded with the Company's working capital. The Company did not repurchase any shares during the six months ended June 30, 2017. During the six months ended June 30, 2016, the Company spent $5.0 million, including transaction fees, to repurchase and retire 0.6 million shares of its common stock under the stock buyback program. At June 30, 2017, the Company had $5.4 million remaining under the stock buyback program for future repurchases.

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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

officers of the Company), consultants and advisors of the Company and its subsidiaries.

At its 2017 annual meeting of stockholders held on June 9, 2017 (the "2017 Annual Meeting"), the Company's stockholders approved amendments to the Plan including, among other things, to:

•	Increase the aggregate number of shares of the Company's common stock authorized for issuance under the Plan by an additional 900,000 shares;

•
Make the Plan more explicit by providing that any dividends on unvested restricted stock or with respect to shares of common stock granted under restricted stock units and other stock unit awards will be paid to a participant only if and when such shares become free from the restrictions on transferability and forfeitability that apply to such shares and that any dividend equivalents with respect to restricted stock units and other stock unit awards will be subject to the same vesting conditions and restrictions on transfer and forfeitability applicable to the underlying award with respect to which it is paid. No interest will be paid on any such equivalents or dividend equivalents;

•	Explicitly require a participant who accepts an award under the Plan to be bound by any clawback policy that the Company has in effect or may adopt in the future; and

•
Eliminate the requirement that each share of stock subject to an award of restricted stock, restricted stock units, performance awards or other stock unit awards (collectively, "full value awards") be counted against the share reserve as 1.50 shares for every one share subject to such award. This change applies to all full value awards from and after June 9, 2017, the date of the Annual Meeting. Shares of common stock subject to awards that were granted under any prior ratio that applied at the time such awards were granted will continue to return to the Plan upon forfeiture of such awards at the previous applicable ratio.

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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

Stock Options

The activity related to the Company's outstanding stock options for the six months ended June 30, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	5,610,106	$15.73
Granted	5,200	$6.46
Exercised	(21,815)	$4.13
Forfeited	(27,665)	$14.32
Expired	(154,043)	$19.31
Outstanding at June 30, 2017	5,411,783	$15.67	4.88	$168
Vested or expected to vest at June 30, 2017	5,378,996	$15.69	4.86	$163
Exercisable at June 30, 2017	4,954,545	$15.76	4.63	$137

The grant date fair values of options to purchase common stock granted in the three and six months ended June 30, 2017 were estimated using the Black-Scholes valuation model with the following assumptions:

	Three months ended	Six months ended
	June 30, 2017	June 30, 2017
Risk-free interest rate	1.81%	1.81% - 1.95%
Expected dividends	—	—
Weighted average volatility	51.4%	51.3%
Expected life (years)	5.0	5.0

Additional information regarding the Company's stock options for the three and six months ended June 30, 2017 is as

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

follows:

	Three months ended	Six months ended
	June 30, 2017	June 30, 2017
Weighted average grant date fair value of stock options granted	$3.48	$2.98
Total intrinsic value of stock options exercised (in thousands)	$25	$62
Cash received from the exercise of stock options (in thousands)	$39	$90

Restricted Stock Awards and Units

The activity related to the Company's RSAs for the six months ended June 30, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2017	2,030,028	$9.69
Granted	727,272	$6.86
Vested	(633,917)	$9.53
Forfeited	(14,083)	$14.71
Unvested balance at June 30, 2017	2,109,300	$8.73

The activity related to the Company's RSUs for the six months ended June 30, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2017	110,219	$11.95
Granted	—	$—
Vested	(25,661)	$11.28
Forfeited	(11,064)	$8.34
Unvested balance at June 30, 2017	73,494	$12.72

The total fair value of shares of restricted stock granted under RSAs and RSUs that vested during the six months ended June 30, 2017 was $6.3 million.

Performance-Based Stock Units

The activity related to the Company's PSUs for the six months ended June 30, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2017	147,085	$12.11
Granted	165,000	$8.41
Vested	(47,856)	$13.04
Forfeited	(10,060)	$11.87
Unvested balance at June 30, 2017	254,169	$9.54

The total fair value of shares of restricted stock granted under PSUs that vested during the six months ended June 30, 2017 was $0.6 million.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Company did not have outstanding PSAs during the six months ended June 30, 2017 or at December 31, 2016.

Employee Stock Purchase Plan

The Company's ESPP provides for six-month offering periods with the purchase price of the stock equal to 85% of the lesser of the market price on the first or last day of the offering period. The maximum number of shares of common stock an employee may purchase during each offering period is 500, subject to certain adjustments pursuant to the ESPP.

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three and six months ended June 30, 2017 and 2016 as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Product cost of revenue	$87	$93	$186	$164
Service cost of revenue	261	322	578	654
Research and development	1,238	1,210	2,555	2,389
Sales and marketing	907	1,224	819	2,244
General and administrative	1,744	1,792	3,362	3,605
	$4,237	$4,641	$7,500	$9,056

During the three months ended March 31, 2017, the Company reversed $1.0 million of incremental expense to correct an error in 2016 related to the acceleration of certain stock awards held by an executive who separated from the Company in 2016. Management had reviewed and considered the impact of the error and determined that it was not material to the Company's consolidated financial results for the third and fourth quarters of 2016, as well as the 2016 fiscal year. Management has also determined that the correction of this error is not material to the results of operations for the 2017 completed reporting periods.

There is no income tax benefit for employee stock-based compensation expense for the six months ended June 30, 2017 or June 30, 2016 due to the valuation allowance recorded.

At June 30, 2017, there was $19.2 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, awards, units and ESPP shares. This expense is expected to be recognized over a weighted average period of approximately two years.

(12) MAJOR CUSTOMERS

The following customers contributed 10% or more of the Company's revenue in at least one of the three or six month periods ended June 30, 2017 and June 30, 2016:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Verizon Communications Inc.	12%	13%	14%	*
AT&T Inc.	12%	16%	*	14%
Level 3 Communications	*	*	*	11%
_______________________
* Represents less than 10% of revenue

At June 30, 2017, two customers accounted for 10% or more of the Company's accounts receivable balance, representing approximately 28% of the Company's accounts receivable balance in the aggregate. At December 31, 2016, no customer

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

accounted for 10% or more of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(13) GEOGRAPHIC INFORMATION

The Company's classification of revenue by geographic area is determined by the location to which the product is shipped or where the services are performed. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
United States	69%	70%	68%	69%
Europe, Middle East and Africa	13	13	12	13
Japan	9	8	12	11
Other Asia Pacific	5	6	4	5
Other	4	3	4	2
	100%	100%	100%	100%

International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next, and accordingly, historical data may not be indicative of future periods.

(14) INCOME TAXES

The Company's income tax provisions for the six months ended June 30, 2017 and 2016 reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full year. The estimated effective rates for the six months ended June 30, 2017 and 2016 do not include any benefit for the Company's domestic losses, as the Company has concluded that a valuation allowance on any domestic benefit is required. Included in the Company's provision for the six months ended June 30, 2016 is a discrete charge of $0.7 million related to an uncertain tax position of the Company's subsidiary in France.

(15) COMMITMENTS AND CONTINGENCIES

On July 19, 2017, Taqua Holdings, LLC ("Holdings") filed a lawsuit against the Company, GENBAND, Taqua and several of the Company's merger-related subsidiaries and GENBAND Holdings' merger-related holding companies (collectively, the "Holdings Lawsuit Defendants") in Texas state court, District of Dallas County (Case No. DC-17-08630) based on the parties' Earn-Out Agreement (the "Holdings Complaint") which expressly provides that the Company is to have "the absolute right and sole and absolute discretion to operate and otherwise make decisions with respect to the conduct of the Business." The lawsuit alleges that: (i) the Company purportedly breached the Earn-Out Agreement by implementing a restructuring plan, the Taqua Restructuring Initiative, that was allegedly intended to undermine Taqua's business and the COmpany's payment obligation; and (ii) the Company purportedly acquired Taqua for the purpose of eliminating Taqua as a competitor before the Company's pending merger with GENBAND (the "GENBAND Merger"), and that the Company never intended to promote Taqua products.

The Holdings Complaint purports to seek monetary damages for the Company's alleged breach of the Earn-Out Agreement (which is described in Note 2 of this Quarterly Report on Form 10-Q and a copy of which is filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016) and an injunction of both the Taqua Restructuring Initiative and the GENBAND Merger.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Holdings Lawsuit Defendants believe Holdings' allegations are without merit and intend to contest the lawsuit vigorously. The Company intends to respond that, among other things: (i) the Earn-Out Agreement contains an explicit dispute resolution and arbitration clause that does not permit lawsuits except where pre-arbitral injunctive relief is sought; and (ii) no injunctive relief is available in this case because: (x) the plaintiff failed to act and the Taqua Restructuring Initiative is complete; and (y) the plaintiff's earn-out claim, if successful, is inherently a claim for which money damages are available. Further, the Company intends to vigorously defend and to countersue on the grounds that this lawsuit is an unjustified attempt by Holdings to avoid two escrow-related claims totaling over $700,000 made by the Company against escrow funds established pursuant to the purchase agreement. The Company does not expect the results of this suit to have a material adverse effect on its business or consolidated financial statements.

On April 6, 2015, Ming Huang, a purported shareholder of the Company, filed a Class Action Complaint (Civil Action No. 3:15-02407), alleging violations of the federal securities laws (the "Complaint") in the United States District Court for the District of New Jersey (the "District of New Jersey"), against the Company and two of its officers, Raymond P. Dolan, the Company's President and Chief Executive Officer, and Mark T. Greenquist, the Company's former Chief Financial Officer (collectively, the "Defendants"). On September 21, 2015, in response to motions subsequently filed with the District of New Jersey by four other purported shareholders of the Company seeking status as lead plaintiff, the District of New Jersey appointed Richard Sousa as lead plaintiff (the "Plaintiff"). The Plaintiff claims to represent purchasers of the Company's common stock during the period from October 23, 2014 to March 24, 2015, and seeks unspecified damages. The principal allegation contained in the Complaint is that the Defendants made misleading forward-looking statements concerning the Company's fiscal first quarter of 2015 financial performance. On September 22, 2015, the Company filed a Motion to Transfer (the “Motion to Transfer”) this case to the United States District Court for the District of Massachusetts (the "District of Massachusetts"). On March 21, 2016, the District of New Jersey granted the Company's Motion to Transfer. On May 4, 2016, the Plaintiff filed an amended complaint (the "Amended Complaint") (Civil Action No. 1:16-cv-10657-GAO). On June 20, 2016, the Company and the other Defendants filed a Motion to Dismiss the Amended Complaint (the "Motion to Dismiss") and on July 25, 2016, the Plaintiff filed an opposition to the Motion to Dismiss. The Company filed its reply to the Plaintiff's opposition to the Motion to Dismiss on August 15, 2016. A hearing on the Motion to Dismiss was held on February 28, 2017. On June 7, 2017, the District of Massachusetts granted the Defendants' Motion to Dismiss, with prejudice, and no appeal was filed, ending the litigation. The Company is also fully cooperating with an SEC inquiry regarding the development and issuance of the Company's first quarter 2015 revenue and earnings guidance. At this time, it is not possible to predict the outcome of the SEC's inquiry, including whether or not any proceedings will be initiated or, if so, when or how the matter will be resolved, and therefore an estimate of the possible range of loss, if any, cannot be made.

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

Business Acquisition

On September 26, 2016 (the "Taqua Acquisition Date"), we acquired Taqua, LLC ("Taqua"), a leading supplier of IP communications systems, applications and services to mobile and fixed operators. Taqua enables the transformation of software-based service provider networks to deliver next-generation voice, video and messaging services, including VoIP, VoWiFi and Voice over Long-Term Evolution ("VoLTE"). The acquisition of Taqua has, among other things, accelerated our mobile strategy by adding a Virtualized Mobile Core ("VMC") Platform and an IP Multimedia Subsystem ("IMS") Service Core and expanded our fixed portfolio by adding a Class 5 Softswitch (the T7000) for Network Transformation projects and a Multimedia Controller used in IP Peering applications (the T7100), both of which are complementary to our current product offerings. In consideration for the acquisition of Taqua, we paid $19.9 million in cash to the sellers on the Taqua Acquisition Date, net of cash acquired. We also entered into an Earn-Out Agreement, dated as of September 26, 2016, with Taqua Holdings, LLC and Jeffrey L. Brawner, the seller representative in the transaction, under which there is the potential for additional cash payments to the sellers if certain annual revenue thresholds are exceeded as measured annually through 2020. Based on historical and forecasted sales, no incremental contingent consideration was recorded as of either June 30, 2017 or December 31, 2016. The financial results of Taqua are included in our condensed consolidated financial statements starting on the Taqua Acquisition Date.

Proposed Merger

On May 23, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with (i)_Solstice Sapphire Investments, Inc. ("NewCo") and its wholly-owned subsidiaries and (ii) GENBAND Holdings Company ("GENBAND") and two related holding companies such that, following a series of merger transactions, both the Company and GENBAND will each become a wholly-owned subsidiary of NewCo. Our former stockholders will own approximately 50%, and former shareholders of GENBAND will own approximately 50%, of the shares of NewCo common stock issued and outstanding immediately following the consummation of the mergers.

GENBAND is a Cayman Islands exempted company limited by shares that was formed on April 7, 2010.  Through its wholly owned operating subsidiaries, GENBAND creates rapid communications and applications for service providers, enterprises, independent software vendors, system integrators and developers globally. A majority of GENBAND's shares are held by funds affiliated with One Equity Partners. GENBAND shares are not listed on an exchange or quoted on any automated services, and there is no established trading market for GENBAND shares.

As consideration, we will issue shares to the GENBAND equity holders, with the number of shares issued equal to the number of shares of our common stock outstanding immediately prior to the close date of the mergers. In addition, we will repay GENBAND’s long-term debt to a related party totaling $45.0 million and repay GENBAND’s management fees due to a majority shareholder aggregating $10.3 million. We will also repay GENBAND’s outstanding balance under its line of credit facility and issue a promissory note for $22.5 million to the GENBAND equity holders. We will also pay GENBAND’s transaction fees incurred in connection with the mergers, estimated to approximate $9 million. We believe that the cash acquired from GENBAND as part of the mergers will exceed the balance outstanding under GENBAND's line of credit facility.

Our Board of Directors unanimously approved the Merger Agreement and the transactions contemplated thereby, and we have agreed to hold a special meeting of our stockholders to submit the Merger Agreement to our stockholders for their consideration (the “Special Stockholders’ Meeting”). We believe that the Special Stockholders' Meeting and the consummation of the mergers, if approved, will occur in the second half of 2017.

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

2016 Restructuring Initiative

In July 2016, the Company announced a program to further accelerate its investment in new technologies as the communications industry migrates to a cloud-based architecture (the "2016 Restructuring Initiative"), and that it planned to utilize most of the savings from this initiative to shift headcount toward new strategic initiatives, such as new products and an expanded go-to-market footprint in selected geographies and discrete vertical markets. The Company recorded $2.0 million of restructuring expense in the aggregate in connection with this initiative, comprised of $1.9 million for severance and related costs and $0.1 million to abandon its facility in Rochester, New York (the "Rochester Facility"). The actions under the 2016 Restructuring Initiative have been implemented and accordingly, the Company does not expect to record additional expense in connection with this initiative. The Company expects that the amounts accrued for severance and related costs under the 2016 Restructuring Initiative will be paid by end of the fourth quarter of 2017 and that the amounts accrued for facilities will be paid by the end of October 2019, when the lease on the Rochester Facility expires.

In connection with the 2016 Restructuring Initiative, the Company recorded $0.3 million of restructuring expense in the three months ended June 30, 2017 and $0.5 million of restructuring expense in the six months ended June 30, 2017. The amount recorded in the three months ended June 30, 2017 is comprised of $0.2 million for severance and related costs and $0.1 million related to the Rochester Facility. The amount recorded in the six months ended June 30, 2017 is comprised of $0.4 million for severance and related costs and $0.1 million related to the Rochester Facility.

Taqua Restructuring Initiative

In connection with the acquisition of Taqua, the Company's management approved a restructuring plan in the third quarter of 2016 to eliminate certain redundant positions within the combined companies. On October 24, 2016, the Audit Committee of the Company's Board of Directors approved a broader Taqua restructuring plan related to headcount and redundant facilities (both restructuring plans, the "Taqua Restructuring Initiative"). The Company recorded $1.8 million of restructuring expense in the aggregate in connection with this initiative, comprised of $1.2 million for severance and related costs and $0.6 million related to the elimination of redundant facilities. The actions under the Taqua Restructuring Initiative have been implemented and accordingly, the Company does not expect to record additional expense in connection with this initiative. The Company expects that the amounts accrued for severance and related costs under the Taqua Restructuring Initiative will be paid by the end of 2017 and that the amounts accrued for facilities will be paid by the end of 2018.

In connection with the Taqua Restructuring Initiative, the Company recorded $0.2 million of restructuring expense in the three months ended June 30, 2017 for severance and related costs and $0.6 million of restructuring expense in the six months ended June 30, 2017, comprised of $0.2 million for severance and related costs and $0.4 million related to redundant facilities.

Financial Results

Our revenue was $55.7 million in the three months ended June 30, 2017 and $60.9 million in the three months ended June 30, 2016. Our revenue was $109.1 million in the six months ended June 30, 2017 and $120.0 million in the six months ended June 30, 2016.

Our gross profit was $36.4 million in the three months ended June 30, 2017 and $40.2 million in the three months ended June 30, 2016. Our gross profit was $70.2 million in the six months ended June 30, 2017 and $78.6 million in the six months ended June 30, 2016. Our gross profit as a percentage of revenue ("total gross margin") was 65.3% in the three months ended June 30, 2017 and 66.1% in the three months ended June 30, 2016. Our total gross margin was 64.3% in the six months ended June 30, 2017 and 65.5% in the six months ended June 30, 2016.

Our operating expenses were $49.1 million in the three months ended June 30, 2017 and $42.9 million in the three months ended June 30, 2016. Our operating expenses were $93.6 million in the six months ended June 30, 2017 and $85.2 million in the six months ended June 30, 2016. Operating expenses for the three months ended June 30, 2017 included $0.5 million of restructuring expense as described above and $4.6 million of acquisition-related expense in connection with the proposed merger with GENBAND. Operating expenses for the six months ended June 30, 2017 included $1.1 million of restructuring expense as described above and $4.7 million of acquisition-related expense, comprised of $4.6 million in connection with the proposed merger with GENBAND and $0.1 million in connection with our acquisition of Taqua. We did not record either restructuring or acquisition-related expense in the three or six months ended June 30, 2016.

We recorded stock-based compensation expense of $4.2 million in the three months ended June 30, 2017 and $4.6 million in the three months ended June 30, 2016. We recorded stock-based compensation expense of $7.5 million in the six months ended June 30, 2017 and $9.1 million in the six months ended June 30, 2016. These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations.

The Compensation Committee of our Board of Directors (the "Compensation Committee") elected to reallocate the payment schedule in connection with our company-wide cash bonus program. For the year ended December 31, 2016, payment of 30% of the target bonus was allocable to achievement for the first half of the year, with 70% of the target bonus allocable to achievement for the second half of the year. For the year ended December 31, 2017, the Compensation Committee changed this allocation to 20% of the target bonus for the first half of the year and 80% of the target bonus for the second half of the year. As a result, we recorded less bonus expense in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, with higher expense anticipated to be recorded in the second half of 2017 compared to the second half of 2016.

We reported losses from operations of $12.7 million for the three months ended June 30, 2017 and $2.7 million for the three months ended June 30, 2016. We reported losses from operations of $23.5 million for the six months ended June 30, 2017 and $6.6 million for the six months ended June 30, 2016.

We reported net losses of $12.3 million for the three months ended June 30, 2017 and $2.9 million for the three months ended June 30, 2016. We reported net losses of $23.0 million for the six months ended June 30, 2017 and $7.6 million for the six months ended June 30, 2016.

See "Results of Operations" in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") for a discussion of the changes in our revenue and expenses.

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

For a further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There were no significant changes to our critical accounting policies from December 31, 2016 through June 30, 2017.

Results of Operations

Three and six months ended June 30, 2017 and June 30, 2016

Any forward-looking statements regarding revenue, costs, gross margins and expenses in this "Results of Operations" discussion do not include the potential impact of the proposed merger with GENBAND.

Revenue. Revenue for the three and six months ended June 30, 2017 and 2016 was as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	June 30, 2017	June 30, 2016	$	%
Product	$28,790	$35,349	$(6,559)	(18.6)%
Service	26,943	25,508	1,435	5.6%
Total revenue	$55,733	$60,857	$(5,124)	(8.4)%

	Six months ended		Increase (decrease) from prior year
	June 30, 2017	June 30, 2016	$	%
Product	$54,185	$70,118	$(15,933)	(22.7)%
Service	54,916	49,890	5,026	10.1%
Total revenue	$109,101	$120,008	$(10,907)	(9.1)%

Product revenue is comprised of sales of our communication infrastructure products. The decrease in product revenue in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily the result of lower sales of certain of our older products and our SBC 5000 series products aggregating $6.9 million, partially offset by a $0.6 million increase related to products from our acquisition of Taqua.

The decrease in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily the result of lower sales of certain of our older products and our SBC suite of products totaling $16.8 million, partially offset by a $1.5 million increase related to products from our acquisition of Taqua.

These decreases were consistent with our expectations that our revenue will be more heavily weighted to the second half of 2017 based on customer consolidations and other trends in the marketplace.

Approximately 30% of our total product revenue in the three months ended June 30, 2017 was from indirect sales through our channel partner program, compared to approximately 25% in the three months ended June 30, 2016. Approximately 32% of our total product revenue was from indirect sales through our channel partner program in the six months ended June 30, 2017, compared to approximately 23% in the six months ended June 30, 2016.

Our product revenue from sales to enterprise customers was approximately 25% of our total product revenue in the three months ended June 30, 2017, compared to approximately 20% in the three months ended June 30, 2016. Our product revenue from sales to enterprise customers was approximately 26% of our total product revenue in the six months ended June 30, 2017, compared to approximately 19% in the six months ended June 30, 2016. These sales were made both through our direct sales team and indirect sales channel partners.

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

Service revenue for the three and six months ended June 30, 2017 and 2016 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	June 30, 2017	June 30, 2016	$	%
Maintenance	$23,186	$21,277	$1,909	9.0%
Professional services	3,757	4,231	(474)	(11.2)%
	$26,943	$25,508	$1,435	5.6%

	Six months ended		Increase from prior year
	June 30, 2017	June 30, 2016	$	%
Maintenance	$44,942	$42,027	$2,915	6.9%
Professional services	9,974	7,863	2,111	26.8%
	$54,916	$49,890	$5,026	10.1%

Our maintenance revenue increased in both the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016, respectively, primarily due to the inclusion of maintenance revenue from our Taqua acquisition.

The decrease in our professional services revenue in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to the lower number of projects completed in the current year quarter compared to the same prior year quarter. The increase in our professional services revenue in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to higher-than-usual revenue resulting from the completion of several large projects in the first quarter of 2017, which more than offset the decline in professional services revenue in the second quarter of 2017 compared to the second quarter of 2016.

The timing of the completion of projects for revenue recognition, customer payments and maintenance contracts may cause our service revenue to fluctuate from one period to the next.

The following customers contributed 10% or more of our revenue in at least one of the three or six month periods ended June 30, 2017 and June 30, 2016:

	Three months ended		Six months ended
Customer	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Verizon Communications Inc.	12%	13%	14%	*
AT&T Inc.	12%	16%	*	14%
Level 3 Communications	*	*	*	11%
_______________________
* Represents less than 10% of revenue

Our classification of revenue by geographic area is determined by the location to which the product is shipped or where the services are performed. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
United States	69%	70%	68%	69%
Europe, Middle East and Africa	13	13	12	13
Japan	9	8	12	11
Other Asia Pacific	5	6	4	5
Other	4	3	4	2
	100%	100%	100%	100%

International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next, and accordingly, historical data may not be indicative of future periods.

Our deferred product revenue was $14.7 million at June 30, 2017 and $6.9 million at December 31, 2016. Our deferred service revenue was $44.1 million at June 30, 2017 and $43.8 million at December 31, 2016. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect that our product revenue in 2017 will decrease slightly compared to 2016 levels, primarily due to continued consolidation among our customers and their suppliers. We will continue to focus on expanding our product offerings to address the emerging UC and IP-based markets in both the enterprise and service provider markets, which we believe are aligned with the technology strategies of our customers.

We expect that our service revenue in 2017 will increase from 2016 levels as a result of the continued growth of our installed customer base, coupled with the full year impact of maintenance revenue from our acquisition of Taqua.

Overall, we expect that total revenue in 2017 will be flat to low single-digit growth, compared to 2016 total revenue.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross margins for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	June 30, 2017	June 30, 2016	$	%
Cost of revenue
Product	$9,287	$11,409	$(2,122)	(18.6)%
Service	10,044	9,220	824	8.9%
Total cost of revenue	$19,331	$20,629	$(1,298)	(6.3)%
Gross margin
Product	67.7%	67.7%
Service	62.7%	63.9%
Total gross margin	65.3%	66.1%

	Six months ended		Increase (decrease) from prior year
	June 30, 2017	June 30, 2016	$	%
Cost of revenue
Product	$19,040	$22,945	$(3,905)	(17.0)%
Service	19,911	18,432	1,479	8.0%
Total cost of revenue	$38,951	$41,377	$(2,426)	(5.9)%
Gross margin
Product	64.9%	67.3%
Service	63.7%	63.1%
Total gross margin	64.3%	65.5%

Our product gross margin was flat in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Product mix, including sales of our higher margin software products, increased our product gross margin by approximately three and one-half percentage points, offset by lower product revenue against certain fixed manufacturing costs, which decreased our product gross margin by approximately three and one-half percentage points.

The decrease in product gross margin in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to lower product revenue against certain fixed manufacturing costs, which decreased our product gross margin by approximately four and one-half percentage points, partially offset by the impact of product and customer mix, which increased our product gross margin by approximately two percentage points.

The decrease in service gross margin in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was primarily due to lower professional services revenue against relatively fixed costs, which decreased our service gross margin by approximately two percentage points, partially offset by lower third-party installation costs, which increased our service gross margin by approximately one-half of one percentage point.

The increase in service gross margin in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily due to higher revenue against relatively fixed costs, which increased our service gross margin by approximately one-half of one percentage point. Although our fixed service costs increased in the six months ended June 30, 2017 compared to the six months ended June 30, 2016, this increase was more than offset by higher service revenue, resulting in the slightly improved service gross margin.

We believe that our total gross margin will continue to be comparable to historical levels on an annualized basis for the foreseeable future.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing and enhancement of our products. Research and development expenses for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands, except percentages):

			Increase from prior year
	June 30, 2017	June 30, 2016	$	%
Three months ended	$20,064	$17,457	$2,607	14.9%
Six months ended	$40,273	$34,775	$5,498	15.8%

The increase in research and development expenses in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was attributable to $1.8 million of higher employee-related expenses and $0.8 million of higher product development (third-party development, prototype and equipment) costs. The increase in employee-related expenses was attributable to $2.4 million of higher salary and related expenses, partially offset by $0.6 million of lower expense related to our company-wide cash bonus program. The increase in employee salary and related expenses was primarily attributable to our increased investment in our security strategy, coupled with the inclusion of the Taqua research and development costs in the three months ended June 30, 2017.

The increase in research and development expenses in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was attributable to $3.8 million of higher employee-related expenses and $1.9 million of higher product development costs, partially offset by $0.2 million of net decreases in other research and development expenses. The increase in employee-related expenses was attributable to $4.7 million of higher salary and related expenses, $0.2 million of higher stock-based compensation and $0.2 million of higher travel, training and other employee expenses. These increases were partially offset by $1.3 million of lower expense in connection with our company-wide cash bonus program.

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

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands, except percentages):

			Decrease from prior year
	June 30, 2017	June 30, 2016	$	%
Three months ended	$15,720	$16,192	$(472)	(2.9)%
Six months ended	$30,396	$32,787	$(2,391)	(7.3)%

The decrease in sales and marketing expenses in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was attributable to $1.1 million of lower employee-related expenses, partially offset by $0.4 million of higher amortization expense related to acquired intangible assets, $0.1 million of higher marketing and trade show expense and $0.1 million of net increases in other sales and marketing expenses. The decrease in employee-related expense is comprised of $0.4 million of lower expense in connection with our company-wide cash bonus program, $0.3 million of lower stock-based compensation expense, $0.3 million of lower travel, training and other employee expenses and $0.1 million of lower salary and commissions and related expenses.

The decrease in sales and marketing expenses in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 is attributable to $3.1 million of lower employee-related expenses and $0.3 million of net decreases in other sales and marketing expenses. These decreases were partially offset by $0.7 million of higher amortization expense related to acquired intangible assets and $0.3 million of higher marketing and trade show expenses. The decrease in employee-related expenses is comprised of $1.4 million of lower stock-based compensation, $1.0 million of lower expense in connection with our company-wide cash bonus program and $0.7 million of lower salary and commissions and related expenses. The decrease in stock-based compensation expense was primarily attributable to the reversal in the three months ended March 31, 2017 of $1.0 million of incremental stock-based compensation expense to correct an error in 2016 related to the acceleration of certain stock awards held by an executive who separated from the Company in 2016. Management had reviewed and considered the impact of the error and determined that it was not material to our consolidated financial results for the third and fourth quarters of 2016, as well as the 2016 fiscal year. Management has also determined that the correction of this error was not material to the results of operations for the 2017 completed reporting periods.

We believe that our sales and marketing expenses will decrease in 2017 from 2016 levels due to cost savings from our restructuring initiatives, partially offset by the inclusion of Taqua's expenses in 2017.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and audit, legal and other professional fees. General and administrative expenses for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands, except percentages):

			Decrease from prior year
	June 30, 2017	June 30, 2016	$	%
Three months ended	$8,141	$9,287	$(1,146)	(12.3)%
Six months ended	$17,160	$17,658	$(498)	(2.8)%

The decrease in general and administrative expenses in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 was attributable to the absence in the three months ended June 30, 2017 of $0.6 million of patent litigation settlement costs recorded in the three months ended June 30, 2016, $0.3 million of lower professional fees (i.e., legal, audit and outside services) and $0.2 million of lower employee-related expenses. The decrease in professional fees was attributable to lower legal fees in connection with ongoing litigation. On June 7, 2017, the U.S. District Court where the ongoing litigation was pending granted the Defendants' Motion to Dismiss, with prejudice, and no appeal was filed, ending the litigation. Please see Item 1. Legal Proceedings of this Quarterly Report on Form 10-Q for a description of this litigation. The decrease in employee-related expenses was attributable to lower expense in connection with our company-wide cash bonus program.

The decrease in general and administrative expenses in the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was attributable to the absence in the six months ended June 30, 2017 of $0.6 million of patent litigation settlement costs recorded in the six months ended June 30, 2016, the reversal of $0.7 million of previously recorded expense to reflect a change in the initial estimate of costs for certain legal matters and $0.6 million of lower employee-related expenses. The decrease in employee-related expenses was attributable to $0.6 million of lower expense in connection with our company-wide cash bonus program and $0.2 million of lower stock-based compensation expense, partially offset by $0.2 million of higher salary and related expenses. These decreases were partially offset by $1.4 million of higher professional fees. The increase in professional fees was primarily attributable to higher legal fees in the first quarter of 2017 in connection with ongoing litigation.

We believe that our general and administrative expenses will be relatively flat in 2017 compared to 2016.

Acquisition-Related Expenses. Acquisition-related expenses include those expenses related to business acquisitions that would not otherwise have been incurred by us. These expenses include professional, services and other costs, such as legal, audit, consulting, paying agent and other related expenses. We recorded $4.7 million of acquisition-related expenses in the three months ended June 30, 2017 related to our proposed merger with GENBAND, primarily comprised of legal, investment banking and accounting fees. The $4.7 million of acquisition-related expenses in the six months ended June 30, 2017 were comprised of the costs described above as well as $56,000 for professional fees recorded in the first quarter of 2017 in connection with our acquisition of Taqua. We did not record acquisition-related expenses in the three or six months ended June 30, 2016.

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

We recorded restructuring expense aggregating $0.5 million in the three months ended June 30, 2017, comprised of $0.3 million in connection with our 2016 Restructuring Initiative and $0.2 million in connection with our Taqua Restructuring Initiative. We recorded $1.1 million of restructuring expense in the six months ended June 30, 2017, comprised of $0.5 million in connection with our 2016 Restructuring Initiative and $0.6 million in connection with our Taqua Restructuring Initiative.

We did not record restructuring expense in either the three or six months ended June 30, 2016.

Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain other areas that we believe are important to our future growth. We currently expect that the remaining restructuring accruals related to severance and related costs will be paid by the end of the third quarter of 2017, while the remaining restructuring accruals related to facilities will be paid through the remaining terms of the leases, which expire in the third quarter of 2019.

Interest Income (Expense), Net. Interest income and interest expense for the three and six months ended June 30, 2017 and 2016 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	June 30, 2017	June 30, 2016	$	%
Interest income	$263	$227	$36	15.9%
Interest expense	(9)	(10)	(1)	(10.0)%
Interest income, net	$254	$217	$37	17.1%

	Six months ended		Increase from prior year
	June 30, 2017	June 30, 2016	$	%
Interest income	$531	$400	$131	32.8%
Interest expense	(19)	(19)	—	—%
Interest income, net	$512	$381	$131	34.4%

Interest income consists of interest earned on our cash equivalents, marketable securities and investments. Interest expense relates to interest on capital lease obligations and expense related to the amortization of debt issuance costs in connection with our revolving credit facility.

Income Taxes. We recorded provisions for income taxes of $0.6 million in the six months ended June 30, 2017 and $1.5 million in the six months ended June 30, 2016. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year. The estimated amounts recorded do not include any benefit for our domestic losses, as we have concluded that a valuation allowance on any domestic benefit is required. Included in our provision for the six months ended June 30, 2016 was a discrete charge of $0.7 million related to an uncertain tax position of our subsidiary in France.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Six months ended
	June 30, 2017	June 30, 2016	Change
Net loss	$(22,991)	$(7,570)	$(15,421)
Adjustments to reconcile net loss to cash flows provided by operating activities	15,523	17,358	(1,835)
Changes in operating assets and liabilities	10,309	(569)	10,878
Net cash provided by operating activities	$2,841	$9,219	$(6,378)
Net cash used in investing activities	$(1,681)	$(18,160)	$16,479
Net cash used in financing activities	$(743)	$(5,189)	$4,446

Our cash, cash equivalents, and short- and long-term investments totaled $125.9 million at June 30, 2017 and $126.1 million at December 31, 2016. We had cash and short-term investments held by our foreign subsidiaries aggregating approximately $5 million at June 30, 2017 and approximately $5 million at December 31, 2016. We do not intend to repatriate these funds and, as such, they are not available to finance our domestic operations. If we were to repatriate the funds, they would likely be treated as income for U.S. tax purposes, fully offset by our net operating losses. We do not believe this would have a material impact on our liquidity.

We maintained a credit agreement by and among the Company, as Borrower, Bank of America, N.A. ("Bank of America"), as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders from time to time party thereto entered into on June 27, 2014 (the "Credit Agreement"), which agreement was amended by a First Amendment to Credit Agreement on June 26, 2015 and further amended by a Second Amendment to Credit Agreement on June 13, 2016 (the "Amended Credit Agreement"). Our obligations under the Amended Credit Agreement were guaranteed by Sonus International, Inc., Sonus Federal, Inc., Network Equipment Technologies, Inc. and Taqua (collectively with the Company, the "Loan Parties") pursuant to a Master Continuing Guaranty and were secured by the assets of the Loan Parties pursuant to a Security and Pledge Agreement. The credit facility expired by its terms on June 30, 2017 and was not renewed. We did not have any amounts outstanding under the Amended Credit Agreement at either June 30, 2017 or December 31, 2016.

On July 29, 2013, we announced that our Board of Directors had authorized a stock buyback program to repurchase up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions. The stock buyback program is being funded using our working capital. During the six months ended June 30, 2017, we did not repurchase any shares under our stock buyback program. During the six months ended June 30, 2016, we repurchased and retired 0.6 million shares under our stock buyback program for $5.0 million in the aggregate, including transaction fees. This amount is included in financing activities in our condensed consolidated statement of cash flows for the six months ended June 30, 2016.

Our operating activities provided $2.8 million of cash in the six months ended June 30, 2017 and $9.2 million of cash in the six months ended June 30, 2016.

Cash provided by operating activities in the six months ended June 30, 2017 was primarily the result of our non-cash operating expenses, partially offset by our net loss, lower accounts receivable and inventory and higher deferred revenue. These amounts were partially offset by decreases in accrued expenses and other long-term liabilities and accounts payable and an increase in other operating assets. Our lower accounts receivable primarily reflects our focused collections efforts. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments made in connection with our company-wide cash bonus program and sales commissions, as well as payments made in connection with our previously recorded restructuring initiatives.

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

Our investing activities used $1.7 million of cash in the six months ended June 30, 2017, comprised of $2.6 million of investments in property and equipment, partially offset by $0.6 million of cash received from the sale of IPv4 address blocks and $0.3 million of net maturities of marketable securities.

Our investing activities used $18.2 million of cash in the six months ended June 30, 2016, comprised of $14.8 million of net purchases of marketable securities, $2.6 million of investments in property and equipment and $0.8 million of cash paid as the final consideration installment for the acquisition of certain assets of Treq Labs, Inc. ("Treq") related to Treq's software-defined networking ("SDN") technology, SDN controller software and SDN management software (the "SDN Business").

Our financing activities used $0.7 million of cash in the six months ended June 30, 2017, comprised of $1.4 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and approximately $20,000 for payments on our capital leases for office equipment. These amounts were partially offset by $0.6 million of proceeds from the sale of our common stock in connection with our Amended and Restated Employee Stock Purchase Plan ("ESPP") and $0.1 million of proceeds from the exercise of stock options.

Our financing activities used $5.2 million of cash in the six months ended June 30, 2016, comprised of $5.0 million, including transaction fees, for the repurchase of common stock, $0.8 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and approximately $24,000 for payments on our capital leases for office equipment. These amounts were partially offset by $0.6 million of proceeds from the sale of our common stock in connection with our ESPP and approximately $15,000 of proceeds from the exercise of stock options.

Based on our current expectations, we believe our current cash, cash equivalents, marketable securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months, including any future stock repurchases under the aforementioned stock buyback program and any cash paid in connection with the proposed merger with GENBAND. It is difficult to predict future liquidity requirements with certainty. The rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the successful implementation of our cost reduction initiatives, the levels of demand for our products, the timing and rate of expansion of our business, the timing of consummation of the GENBAND merger, the resources we devote to developing our products and any settlements of legal proceedings. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to improve our controls environment, for other general corporate activities and to vigorously defend against existing and potential litigation. See Note 15 to our condensed consolidated financial statements for a description of our contingencies.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification ("ASC") 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for us beginning January 1, 2018 for both interim and annual reporting periods, with early adoption permitted. We do not expect the adoption of ASU 2017-09 will have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"). which removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. As a result, under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, ASU 2017-04 clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units in connection with an entity's testing of reporting units for goodwill impairment; clarifies that an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable; and makes minor changes to other related guidance within the ASC. ASU 2017-04 is effective prospectively for us beginning January 15, 2020, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We elected to early-adopt ASU 2017-04; such early adoption did not have a material impact on our consolidated financial results.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers, along with additional ASUs which, among other things, clarified the implementation of the new revenue guidance and delayed the adoption by one year, to January 1, 2018 (collectively, the "New Revenue Standard"). The New Revenue Standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. The New Revenue Standard applies to all contracts with customers that are within the scope of other topics in the FASB ASC. Certain of the New Revenue Standard's provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property, plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. We continue to assess the potential impact of the adoption of the New Revenue Standard on our consolidated financial statements, and currently believe that such adoption will, in general, accelerate the recognition of revenue (i.e., more revenue will be recognized upon delivery than is currently recognized ratably or upon payment) compared to the current standards in effect, in particular, sales of software-only products and sales to customers currently accounted for on a cash basis. We currently expect to adopt the New Revenue Standard using the modified retrospective option, and are in the process of updating our revenue recognition software to comply with the New Revenue Standard. We expect to begin parallel testing in the third quarter of 2017.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

On July 19, 2017, Taqua Holdings, LLC ("Holdings") filed a lawsuit against us, GENBAND, Taqua and several of our merger-related subsidiaries and GENBAND's merger-related holding companies (collectively, the "Holdings Lawsuit Defendants") in Texas state court, District of Dallas County (Case No. DC-17-08630) based on the parties' Earn-Out Agreement (the "Holdings Complaint") which expressly provides that we are to have "the absolute right and sole and absolute discretion to operate and otherwise make decisions with respect to the conduct of the Business." The lawsuit alleges that: (i) we purportedly breached the Earn-Out Agreement by implementing a restructuring plan, the Taqua Restructuring Initiative, that was allegedly intended to undermine Taqua's business and our payment obligation; and (ii)we purportedly acquired Taqua for the purpose of eliminating Taqua as a competitor before tour pending merger with GENBAND (the "GENBAND Merger"), and that we never intended to promote Taqua products.

The Holdings Complaint purports to seek monetary damages for our alleged breach of the Earn-Out Agreement (which is described in Note 2 of this Quarterly Report on Form 10-Q and a copy of which is filed as Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2016) and an injunction of both the Taqua Restructuring Initiative and the GENBAND Merger.

The Holdings Lawsuit Defendants believe Holdings' allegations are without merit and intend to contest the lawsuit vigorously. We intend to respond that, among other things: (i) the Earn-Out Agreement contains an explicit dispute resolution and arbitration clause that does not permit lawsuits except where pre-arbitral injunctive relief is sought; and (ii) no injunctive relief is available in this case because: (x) the plaintiff failed to act and the Taqua Restructuring Initiative is complete; and (y) the plaintiff's earn-out claim, if successful, is inherently a claim for which money damages are available. Further, we intend to vigorously defend and to countersue on the grounds that this lawsuit is an unjustified attempt by Holdings to avoid two escrow-related claims totaling over $700,000 made by us against escrow funds established pursuant to the purchase agreement. We do not expect the results of this suit to have a material adverse effect on our business or consolidated financial statements.

On April 6, 2015, Ming Huang, a purported shareholder of ours, filed a Class Action Complaint (Civil Action No. 3:15-02407), alleging violations of the federal securities laws (the "Complaint") in the United States District Court for the District of New Jersey (the "District of New Jersey"), against us and two of our officers, Raymond P. Dolan, our President and Chief Executive Officer, and Mark T. Greenquist, our former Chief Financial Officer (collectively, the "Defendants"). On September 21, 2015, in response to motions subsequently filed with the District of New Jersey by four other purported shareholders of ours seeking status as lead plaintiff, the District of New Jersey appointed Richard Sousa as lead plaintiff (the "Plaintiff"). The Plaintiff claims to represent purchasers of our common stock during the period from October 23, 2014 to March 24, 2015, and seeks unspecified damages. The principal allegation contained in the Complaint is that the Defendants made misleading forward-looking statements concerning our fiscal first quarter of 2015 financial performance. On September 22, 2015, we filed a Motion to Transfer (the “Motion to Transfer”) this case to the United States District Court for the District of Massachusetts (the "District of Massachusetts"). On March 21, 2016, the District of New Jersey granted our Motion to Transfer. On May 4, 2016, the Plaintiff filed an amended complaint (the "Amended Complaint") (Civil Action No. 1:16-cv-10657-GAO). On June 20, 2016, the Company and the other Defendants filed a Motion to Dismiss the Amended Complaint (the "Motion to Dismiss") and on July 25, 2016, the Plaintiff filed an opposition to the Motion to Dismiss. We filed our reply to the Plaintiff's opposition to the Motion to Dismiss on August 15, 2016. A hearing on the Motion to Dismiss was held on

February 28, 2017. On June 7, 2017, the District of Massachusetts granted the Defendants' Motion to Dismiss, with prejudice, and no appeal was filed, ending the litigation.

We are often a party to disputes and legal proceedings that we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material effect on our business or consolidated financial statements.

Item 1A.    Risk Factors

We have revised and updated our discussion of the risk factors affecting our business since those presented in our Quarterly Report on Form 10-Q, Part II, Item 1A. for the quarter ended March 31, 2017.  The following discussion includes two revised risk factors: “We may face risks related to litigation that could result in significant legal expenses and settlement or damage awards" and "Our Amended Credit Agreement expired by its terms on June 30, 2017 and was not renewed. Without our Amended Credit Agreement, we do not have access to credit, which may have an adverse effect on our liquidity. Without sufficient liquidity, our business operations and financial condition may be materially adversely affected", as well as two new risk factors: "Completion of the proposed GENBAND merger is subject to conditions and if these conditions are not satisfied or waived, the merger will not be completed" and "Combining Sonus and GENBAND may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the proposed Mergers may not be realized", each of which reflect a material development subsequent to the discussion of risk factors included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.  Except for the risk factors noted above, there have been no material changes in our assessment of our risk factors from those set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. For convenience, all of our risk factors are included below.

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

We incurred net losses in the first and second quarters of 2017, as well as in fiscal years 2016 and 2015. We may incur additional net losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

Completion of the proposed GENBAND merger is subject to conditions and if these conditions are not satisfied or waived, the merger will not be completed.

On May 23, 2017, we announced that we had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Solstice Sapphire Investments, Inc., a wholly-owned subsidiary of the Company (“NewCo”), Solstice Sapphire, Inc., a wholly-owned subsidiary of NewCo (“Solstice Merger Sub”), Green Sapphire Investments LLC, a wholly-owned subsidiary of NewCo (“Cayman Merger Sub”), Green Sapphire LLC, a wholly-owned subsidiary of NewCo (“GB Merger Sub”), GENBAND Holdings Company (“GENBAND”), GENBAND Inc. (“GB”) and GENBAND II, Inc. (“GB II”), pursuant to which (i) Solstice Merger Sub will merge with and into the Company, with the Company surviving such merger as a wholly-owned subsidiary of NewCo, (ii) Cayman Merger Sub will merge with and into GENBAND, with GENBAND surviving such merger as a wholly-owned subsidiary of NewCo, (iii) GB will merge with and into GB Merger Sub, with GB Merger Sub surviving such merger as a wholly-owned subsidiary of NewCo and (iv) GB II will merge with and into GB Merger Sub, with GB Merger Sub surviving such merger as a wholly-owned subsidiary of NewCo (such mergers in (i) through (iv) above, collectively, the “Mergers”). Our obligations are subject to complete the Mergers are subject to the satisfaction or waiver of certain conditions, including without limitation: (i) the approval of the respective mergers by the Company’s stockholders and the stockholders of GENBAND, GB and GB II, (ii) the receipt of all antitrust approvals and clearances, (iii) the absence of any injunctions being entered or law being adopted that makes the Mergers illegal and (iv) the NewCo shares to be issued in the transactions being registered with the SEC and approved for listing on NASDAQ.
The failure to satisfy all of the required conditions could delay the completion of the Mergers by a significant period of time or prevent it from occurring. Any delay in completing the Mergers could cause us to not realize some or all of the benefits that we expect to achieve if the Mergers are successfully completed within the expected timeframe.

If we are unable to complete the proposed Mergers, we may have incurred substantial expense and diverted significant management time and resources from our ongoing business. In addition, if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we may be required to pay GENBAND a termination fee of $14.5 million.

There can be no assurance that the conditions to closing of the Mergers will be satisfied or waived or that the Mergers will be completed.

Combining Sonus and GENBAND may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the proposed Mergers may not be realized.

We are operating and, until the completion of the Mergers, will continue to operate independently of GENBAND. The success of the Mergers, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses. It is possible that the pendency of the Mergers and/or the integration process could result in the loss of key employees, higher than expected costs, diversion of management attention, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits and cost savings of the Mergers.

We will incur transaction fees, including legal, regulatory and other costs associated with closing the transaction, as well as expenses relating to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Mergers and the integration of the two companies’ businesses. While we expect that the elimination of duplicative costs as well as the realization of other efficiencies related to the integration of the businesses should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term or at all. As part of the integration process, we may also attempt to divest certain assets of the combined company, which may not be possible on favorable terms, or at all, or if successful, may change the profile of the combined company. If we experience difficulties with the integration process, the anticipated benefits of the Mergers may not be realized fully or at all, or may take longer to realize than anticipated. The actual cost savings of the Mergers could be less than expected.

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

Success in our industry requires large investments in technology and creates exposure to rapid technological and market changes. We spend a significant amount of time, money and resources both developing new technology, products and solutions and acquiring new businesses or business assets, as applicable, such as NET in 2012, Performance Technologies, Incorporated ("PT") in 2014 and Taqua, LLC ("Taqua") in 2016. In 2015, we acquired from Treq Labs, Inc. ("Treq") certain assets related to its SDN Business. Our strategic plan includes a significant shift in our investments from mature technologies that previously generated significant revenue for us toward certain next-generation technologies, as well as working with channel partners to sell our products. In order for us to be successful, our technologies, products and solutions must be accepted by relevant standardization bodies and by the industry as a whole. Our choices of specific technologies to pursue, and those to de-emphasize, may prove to be inconsistent with our customers' investment spending. Our success also depends upon our ability to integrate new and acquired products and services, as well as our ability to enhance our existing products and services. Moreover, if we invest in the development of technologies, products and solutions that do not function as expected, are not adopted by the industry, are not ready in time, are not accepted by our customers as quickly as anticipated, mature more quickly than we anticipated or are not successful in the marketplace, our sales and earnings may suffer and, as a result, our stock price could decline. As technology advances, we may not be able to respond quickly or effectively to developments in the market for our products, or new industry standards may emerge and could render our existing or future products and services obsolete. If our products and services become technologically obsolete or if we are unable to develop successor products and services that are accepted by our customers, we may be unable to sell our products and services in the marketplace and face declines in sales. We may also experience difficulties with software development, hardware design, manufacturing or marketing that could delay or prevent our development, introduction or marketing of new products and enhancements.

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

We recorded net restructuring expense of $11.6 million in the aggregate from January 1, 2014 through June 30, 2017, comprised of $10.5 million for severance and related costs, $0.9 million for the consolidation of certain facilities and $0.2 million for the write-off of assets associated with the headcount reduction and facilities consolidations.

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

The financial results of Sonus and Taqua as a combined company may be adversely affected by cash expenses and non-cash accounting charges incurred in connection with the combination. In addition to the amortization of intangible assets acquired in connection with this acquisition and other related expenses, we recorded $0.1 million and $1.2 million of acquisition-related cash expense in the first quarter of 2017 and in 2016, respectively, in connection with this acquisition and may incur additional acquisition-related cash expense in the future. The price of our common stock could decline to the extent the combined company's financial results are materially affected by these charges.

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

We historically have used stock options, restricted stock and other equity awards as a significant component of our employee compensation program in order to align our employees' interests with the interests of our stockholders, encourage employee retention and provide competitive compensation packages. In 2007, our stockholders approved our 2007 Stock Incentive Plan

(the "2007 Plan"), which included a limited amount of shares to be granted under such 2007 Plan. Our stockholders approved amendments to the 2007 Plan in June 2010, June 2013, December 2014, June 2015 and June 2016. At our 2017 annual meeting of stockholders (the “2017 Annual Meeting”), our stockholders approved a further amendment and restatement of the 2007 Plan (as amended and restated, the "Stock Plan") to, among other things, increase the aggregate number of shares of our common stock authorized for issuance under the Stock Plan by 900,000 new shares from 16,476,713 shares to 17,376,713 shares.

Since it is not certain that our stockholders will approve future amendments that we determine are needed to the Stock Plan or adopt a new stock incentive plan, the limited number of shares available for use as equity incentives to employees may make it more difficult for us to attract, retain and motivate key personnel.

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

The market for technology stocks has been, and will likely continue to be, volatile. The following factors, among others, could cause the market price of our common stock to fluctuate significantly:

•	addition or loss of any major customer;

•	continued significant declines in customer spending in the media gateway trunking business;

•	decreased spending by customers in the SBC and/or DSC security businesses;

•	consolidation of our customers and among our competitors in the telecommunications industry;

•	changes in the financial condition or anticipated capital expenditure purchases of any existing or potential major customer;

•	economic conditions for the telecommunications, networking and related industries;

•	quarterly variations in our bookings, revenues and operating results;

•	changes in financial estimates by securities analysts;

•	speculation in the press or investment community;

•	announcements by us or our competitors of significant contracts, new products or acquisitions, distribution partnerships, joint ventures, mergers or capital commitments;

•	if the proposed Mergers are not consummated;

•	activism by any single large stockholder or combination of stockholders;

•	sales of common stock or other securities by us or by our stockholders in the future;

•	securities and other litigation;

•	repurchases under our stock buyback program;

•	announcement of a stock split, reverse stock split, stock dividend or similar event; and/or

•	emergence or adoption of new technologies or industry standards.

Furthermore, brokerage firms often do not permit stocks trading below $5.00 per share to be sold short, but often permit short-selling of shares which are traded at higher prices. As a result, to the extent our per-share trading price is consistently above $5.00, investors may short our stock. This may increase the volatility of our stock price.

Our Amended Credit Agreement expired by its terms on June 30, 2017 and was not renewed. Without our Amended Credit Agreement, we do not have access to credit, which may have an adverse effect on our liquidity. Without sufficient liquidity, our business, operations and financial condition may be materially adversely affected.

The Amended Credit Agreement provided us with a revolving credit facility of up to $20 million. However, such agreement expired by its terms on June 30, 2017 and was not renewed. The lack of a credit facility could have a material adverse effect on our liquidity, business operations and financial condition.

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

From time to time, we are subject to claims and litigation regarding intellectual property rights or other claims, which could seriously harm our business and require us to incur significant costs. In the past, we have also been named as a defendant in other securities class action and derivative lawsuits. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these lawsuits. Defending against litigation may require significant attention and resources of management. Regardless of the outcome, such litigation could result in significant legal expenses. We are fully cooperating with an SEC inquiry regarding the development and issuance of our first quarter 2015 revenue and earnings guidance. At this time, it is not possible to predict the outcome of the SEC's inquiry, including whether or not any proceedings will be initiated or, if so, when or how the matter will be resolved.

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

•
designating the Court of Chancery of the State of Delaware as the sole and exclusive forum for any stockholder to bring any derivative, fiduciary duty and other intra-corporate claims against us, and our directors, officers and other employees, unless we otherwise consent in writing to an alternate forum; and

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

The telecommunications industry, including many of our customers, has experienced consolidation, such as the pending acquisition of Hawaiian Telecom, Inc. by Cincinnati Bell Inc., the acquisition of XO Communications, LLC by Verizon Communications in February 2017, Polycom, Inc. by Siris Capital Group LLC, a private equity investment firm, in September 2016, the acquisition of Time Warner Cable Inc. and Bright House Networks by Charter Communications, Inc. in May 2016, the acquisition of Aruba Networks, Inc. by HP Inc. in May 2015, the acquisition of Mavenir Systems, Inc. by Mitel Networks Corporation in April 2015, the acquisition of Riverbed Technology, Inc. by Thoma Bravo, a private equity investment firm, in April 2015, the acquisition of Dialogic Inc. by Novacap TMT IV, L.P. in 2014, the acquisitions of Acme Packet, Inc. and Tekelec by Oracle Corporation in 2013 and the pending acquisition of Level 3 Communications Inc. by CenturyLink Inc., and we expect this trend to continue. Consolidation among our customers may cause delays or reductions in capital expenditure plans and/or increased competitive pricing pressures as the number of available customers declines and the relative purchasing power of customers increases in relation to suppliers. Any of these factors could adversely affect our business.

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

Under generally accepted accounting principles, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Our intangible assets increased by approximately $12 million in 2016 as a result of our acquisition of Taqua, $11 million in 2015 as a result of our acquisition of the SDN Business and $17 million in 2014 as a result of our acquisition of PT. At June 30, 2017, we had $25.6 million of intangible assets, net, recorded in our consolidated balance sheet. Goodwill, which increased by approximately $9 million in 2016 as a result of our acquisition of Taqua, $1 million in 2015 as a result of our acquisition of the SDN Business and $7 million in 2014 as a result of our acquisition of PT (net of the reduction of goodwill related to the sale of PT's Multi-Protocol Server business), is tested for impairment at least annually. At June 30, 2017, we had $49.9 million of goodwill recorded in our consolidated balance sheet. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, significant change in circumstances relative to a large customer, significant decline in our stock price for a sustained period and decline in our market capitalization to below net book value.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1, 2017 to April 30, 2017	124,643	$6.59	—	$5,429,481
May 1, 2017 to May 31, 2017	411	$7.98	—	$5,429,481
June 1, 2017 to June 30, 2017	11,057	$7.75	—	$5,429,481
Total	136,111	$6.69	—	$5,429,481

(1) Upon vesting of restricted stock awards, our employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. During the second quarter of 2017, 136,111 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

(2) Consists of shares repurchased pursuant to a stock buyback program announced on July 29, 2013 (the "2013 Buyback Program"). Under the 2013 Buyback Program our Board of Directors authorized the repurchase of up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. We may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The 2013 Buyback Program may be suspended or discontinued at any time. The 2013 Buyback Program is being funded using our working capital. There were no shares repurchased under the 2013 Buyback Program during the second quarter of 2017.

(3) Represents amounts that remain available for repurchases under the 2013 Buyback Program.

Item 6.    Exhibits

Exhibit No.		Description
2.1
Agreement and Plan of Merger, dated as of May 23, 2017, between Sonus Networks, Inc., Solstice Sapphire Investments, Inc., Solstice Sapphire, Inc., Green Sapphire Investments LLC Green Sapphire LLC, GENBAND Holdings Company, GENBAND Inc. and GENBAND II, Inc. (incorporated by reference to Exhibit of the registrant's Current Report on Form 8-K, filed May 23, 2017 with the SEC).

3.1
Amendment to Second Amended and Restated By-Laws, effective as of May 22, 2017 (incorporated by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K, filed May 23, 2017 with the SEC).

10.1	* +	Amended and Restated Employment Agreement with Jeffrey Snider, dated as of May 22, 2017.
10.2	+	Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K, filed June 13, 2017 with the SEC).
10.3
Second Amendment to Lease, dated as of June 16, 2017, by and between Sonus Networks, Inc. and Michelson Farm-Westford Technology Park IV Limited Partnership (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K, filed June 21, 2017 with the SEC).

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

Date: August 4, 2017	SONUS NETWORKS, INC.

By:	/s/ Susan M. Villare
Susan M. Villare Chief Financial Officer (Interim) (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

2.1
Agreement and Plan of Merger, dated as of May 23, 2017, between Sonus Networks, Inc., Solstice Sapphire Investments, Inc., Solstice Sapphire, Inc., Green Sapphire Investments LLC Green Sapphire LLC, GENBAND Holdings Company, GENBAND Inc. and GENBAND II, Inc. (incorporated by reference to Exhibit of the registrant's Current Report on Form 8-K, filed May 23, 2017 with the SEC).

3.1
Amendment to Second Amended and Restated By-Laws, effective as of May 22, 2017 (incorporated by reference to Exhibit 3.1 of the registrant's Current Report on Form 8-K, filed May 23, 2017 with the SEC).

10.1	* +	Amended and Restated Employment Agreement with Jeffrey Snider, dated as of May 22, 2017.
10.2	+	Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K, filed June 13, 2017 with the SEC).
10.3
Second Amendment to Lease, dated as of June 16, 2017, by and between Sonus Networks, Inc. and Michelson Farm-Westford Technology Park IV Limited Partnership (incorporated by reference to Exhibit 10.1 of the registrant's Current Report on Form 8-K, filed June 21, 2017 with the SEC).

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