Form 10-Q
period 2017-09-30
SONUS NETWORKS INC
filed 2017-10-27
CIK 1105472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of October 18, 2017, there were 50,071,956 shares of the registrant's common stock, $0.001 par value, outstanding.

SONUS NETWORKS, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

This document also contains statements about Sonus' agreement to effect a strategic combination with GENBAND Holdings Company ("GENBAND") resulting in a new combined company ("NewCo") (collectively, the "Transaction"). Many risks and uncertainties could cause actual results to differ materially from these forward-looking statements with respect to the Transaction, and these risks, as well as other risks associated with the pending merger, are more fully disclosed in the joint proxy statement/prospectus that is included in the registration statement on Form S-4 (File No. 333-219008) that was filed with the U.S. Securities and Exchange Commission in connection with the pending merger.

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
SONUS NETWORKS, INC.
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$51,280	$31,923
Marketable securities	53,272	61,836
Accounts receivable, net of allowance for doubtful accounts of $317 at September 30, 2017 and $10 at December 31, 2016	51,637	53,862
Inventory	16,282	18,283
Other current assets	14,314	12,010
Total current assets	186,785	177,914
Property and equipment, net	9,742	11,741
Intangible assets, net	23,352	30,197
Goodwill	49,891	49,393
Investments	27,018	32,371
Deferred income taxes	1,570	1,542
Other assets	4,086	4,901
	$302,444	$308,059
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,947	$6,525
Accrued expenses	23,771	25,886
Current portion of deferred revenue	48,182	43,504
Current portion of long-term liabilities	707	1,154
Total current liabilities	79,607	77,069
Deferred revenue	6,777	7,188
Deferred income taxes	3,687	3,047
Other long-term liabilities	1,791	1,633
Total liabilities	91,862	88,937
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value per share; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value per share; 120,000,000 shares authorized; 49,945,286 shares issued and outstanding at September 30, 2017; 49,041,881 shares issued and outstanding at December 31, 2016	50	49
Additional paid-in capital	1,261,627	1,250,744
Accumulated deficit	(1,056,712)	(1,037,174)
Accumulated other comprehensive income	5,617	5,503
Total stockholders' equity	210,582	219,122
	$302,444	$308,059

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue:
Product	$44,120	$38,601	$98,305	$108,719
Service	30,509	26,410	85,425	76,300
Total revenue	74,629	65,011	183,730	185,019
Cost of revenue:
Product	9,708	12,285	28,748	35,230
Service	10,374	9,140	30,285	27,572
Total cost of revenue	20,082	21,425	59,033	62,802
Gross profit	54,547	43,586	124,697	122,217
Operating expenses:
Research and development	20,798	18,230	61,071	53,005
Sales and marketing	17,454	18,103	47,850	50,890
General and administrative	10,833	8,998	27,993	26,656
Acquisition-related	1,543	951	6,278	951
Restructuring	—	1,620	1,071	1,620
Total operating expenses	50,628	47,902	144,263	133,122
Income (loss) from operations	3,919	(4,316)	(19,566)	(10,905)
Interest income, net	260	209	772	590
Other income, net	1	803	577	916
Income (loss) before income taxes	4,180	(3,304)	(18,217)	(9,399)
Income tax provision	(727)	(427)	(1,321)	(1,902)
Net income (loss)	$3,453	$(3,731)	$(19,538)	$(11,301)
Earnings (loss) per share:
Basic	$0.07	$(0.08)	$(0.39)	$(0.23)
Diluted	$0.07	$(0.08)	$(0.39)	$(0.23)
Shares used to compute earnings (loss) per share:
Basic	49,753	49,402	49,472	49,436
Diluted	50,131	49,402	49,472	49,436

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income (loss)	$3,453	$(3,731)	$(19,538)	$(11,301)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(13)	49	102	484
Unrealized gain (loss) on available-for sale marketable securities, net of tax	43	(112)	12	160
Reclassification adjustment for realized losses included in net loss	—	—	—	18
Other comprehensive income (loss), net of tax	30	(63)	114	662
Comprehensive income (loss), net of tax	$3,483	$(3,794)	$(19,424)	$(10,639)

See notes to the unaudited condensed consolidated financial statements.

SONUS NETWORKS, INC.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended
	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net loss	$(19,538)	$(11,301)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Depreciation and amortization of property and equipment	5,255	5,914
Amortization of intangible assets	6,845	5,493
Stock-based compensation	11,387	15,464
Loss on disposal of property and equipment	10	29
Gain on sale of IP addresses	(576)	(800)
Deferred income taxes	687	763
Changes in operating assets and liabilities:
Accounts receivable	2,360	9,287
Inventory	1,806	2,756
Other operating assets	(545)	(798)
Accounts payable	384	(2,904)
Accrued expenses and other long-term liabilities	(3,028)	(12,032)
Deferred revenue	4,000	(1,823)
Net cash provided by operating activities	9,047	10,048
Cash flows from investing activities:
Purchases of property and equipment	(3,265)	(3,637)
Business acquisition, net of cash acquired	—	(20,669)
Purchases of marketable securities	(28,731)	(62,468)
Maturities/sales of marketable securities	41,964	65,327
Proceeds from the sale of IP addresses	576	800
Net cash provided by (used in) investing activities	10,544	(20,647)
Cash flows from financing activities:
Proceeds from sale of common stock in connection with employee stock purchase plan	1,252	1,360
Proceeds from exercise of stock options	149	135
Payment of tax withholding obligations related to net share settlements of restricted stock awards	(1,904)	(1,538)
Repurchase of common stock	—	(7,130)
Principal payments of capital lease obligations	(30)	(33)
Net cash used in financing activities	(533)	(7,206)
Effect of exchange rate changes on cash and cash equivalents	299	260
Net increase (decrease) in cash and cash equivalents	19,357	(17,545)
Cash and cash equivalents, beginning of year	31,923	50,111
Cash and cash equivalents, end of period	$51,280	$32,566
Supplemental disclosure of cash flow information:
Interest paid	$84	$27
Income taxes paid	$1,198	$1,024
Income tax refunds received	$91	$275
Supplemental disclosure of non-cash investing activities:
Capital expenditures incurred, but not yet paid	$301	$444
Property and equipment acquired under capital lease	$—	$36
Fair value of contingent consideration related to acquisition	$—	$10,000

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

Pending Merger

On May 23, 2017, Sonus entered into an Agreement and Plan of Merger (the “Merger Agreement”) with (i) Solstice Sapphire Investments, Inc. ("NewCo") and its wholly-owned subsidiaries and (ii) GENBAND Holdings Company ("GENBAND") and its two related holding companies such that, following a series of merger transactions (collectively, the "Mergers"), both the Company and GENBAND will each become a wholly-owned subsidiary of NewCo. Former stockholders of the Company will own approximately 50%, and former shareholders of GENBAND and the two related holding companies will own approximately 50%, of the shares of NewCo common stock issued and outstanding immediately following the consummation of the Mergers.

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

The Company believes that Sonus' and GENBAND's complementary products, solutions and strategies position the combined company to deliver comprehensive solutions to service providers and enterprises migrating to a virtualized all-IP environment in an expanded customer and global footprint.

Pursuant to the Merger Agreement, NewCo will issue shares to the GENBAND equity holders, with the number of shares issued in the aggregate to the GENBAND equity holders equal to the number of shares of the Company’s common stock outstanding immediately prior to the closing date of the Mergers. In addition, NewCo will repay GENBAND’s long-term debt, including both principal and unpaid interest, to a related party totaling approximately $48 million and repay GENBAND’s management fees due to a representative of a majority shareholder totaling $10.3 million. NewCo will also pay an estimated $9.0 million of NewCo's transaction fees incurred in connection with the Mergers and issue a promissory note for $22.5 million to certain GENBAND equity holders.

NewCo will assume the liability under GENBAND's revolving credit facility with Silicon Valley Bank (the "GENBAND facility"), which had outstanding borrowings and letters of credit totaling $18.0 million and $2.9 million, respectively, at October 26, 2017. At October 26, 2017, the outstanding borrowings had an average interest rate of 4.67%.

The Company's Board of Directors unanimously approved the Merger Agreement and the transactions contemplated thereby. The Company held a special meeting of the Company's stockholders (the “Special Stockholders’ Meeting”) on

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Thursday, October 26, 2017, at which the Company's stockholders voted to, among other things, adopt the Merger Agreement. The Company expects that the Mergers will be consummated on Friday, October 27, 2017.

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

Significant Accounting Policies

The Company's significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements included in the Annual Report. There were no material changes to the significant accounting policies during either the three or nine months ended September 30, 2017.

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

Recent Accounting Pronouncements

Any forward-looking statements regarding the potential impact of recent accounting pronouncements do not include the potential impact of the pending merger with GENBAND.

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which amends the scope of modification accounting for share-based payment arrangements. ASU 2017-09 provides guidance on the types of

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

awards and restricted stock units, as the Company believes that such continued application results in more accurate expense attribution over the life of these equity grants.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification ("ASU 2016-02"), its new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases onto the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB's new revenue recognition standard (i.e., those related to evaluating when profit can be recognized). Furthermore, ASU 2016-02 addresses other concerns related to the current leases model. For example, ASU 2016-02 eliminates the current GAAP requirement for an entity to use bright-line tests in determining lease classification. ASU 2016-02 is effective for the Company for both interim and annual periods beginning January 1, 2019. Upon adoption of ASU 2016-02, the Company will recognize lease obligations for the right to use these assets in connection with its existing lease agreements. The Company is currently assessing the potential impact of the adoption of ASU 2016-02 on its consolidated financial statements and accordingly, such amounts to be recognized in the balance sheet have yet to be determined.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers, along with additional ASUs which, among other things, clarified the implementation of the new revenue guidance and delayed the adoption by one year, to January 1, 2018 (collectively, the "New Revenue Standard"). The New Revenue Standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. The New Revenue Standard applies to all contracts with customers that are within the scope of other topics in the ASC. Certain of the New Revenue Standard's provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property, plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. The Company continues to assess the potential impact of the adoption of the New Revenue Standard on its consolidated financial statements, and currently believes that such adoption will, in general, accelerate the recognition of revenue (i.e., more revenue will be recognized upon delivery than is currently recognized ratably or upon payment) compared to the current standards in effect, in particular, sales of software-only products and sales to customers currently accounted for on a cash basis. The Company currently expects to adopt the New Revenue Standard using the modified retrospective option, and is in the process of updating its revenue recognition software to comply with the New Revenue Standard. Under the modified retrospective method, the Company will apply the New Revenue Standard to all contracts not yet completed as of January 1, 2018, recognizing in beginning Accumulated deficit an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to those as if the Company were still following the previous accounting standards. The Company currently expects that the adjustment to Accumulated deficit will be approximately $1 million.

(2) BUSINESS ACQUISITION

Acquisition of Taqua, LLC

On September 26, 2016 (the "Taqua Acquisition Date"), the Company acquired Taqua, LLC ("Taqua"), a leading supplier of IP communications systems, applications and services to mobile and fixed operators. Taqua enables the transformation of software-based service provider networks to deliver next-generation voice, video and messaging services, including VoIP, VoWiFi and Voice over Long-Term Evolution ("VoLTE"). The acquisition of Taqua has, among other things, accelerated the Company's mobile strategy by adding a Virtualized Mobile Core ("VMC") Platform and an IP Multimedia Subsystem ("IMS") Service Core and expanded the Company's fixed portfolio by adding a Class 5 Softswitch (the T7000) for network transformation projects and a Multimedia Controller used in IP Peering applications (the T7100), both of which are

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

complementary to Sonus' current product offerings. In consideration for the acquisition of Taqua, Sonus paid $19.9 million in cash to the sellers on the Taqua Acquisition Date, net of cash acquired. The Company also entered into an Earn-Out Agreement, dated as of September 26, 2016, with Taqua Holdings, LLC and Jeffrey L. Brawner, the seller representative in the transaction, under which there is the potential for additional cash payments of up to $65.0 million in the aggregate to the sellers if certain annual revenue thresholds are exceeded as measured annually through 2020. The Company had initially recorded $10.0 million of contingent consideration as of the Taqua Acquisition Date, with the estimate based on historical sales and probability weighted cash flows related to forecasted sales. During the fourth quarter of 2016, the Company reassessed the historical and updated forecasted sales and accordingly, reversed the previous estimated contingent consideration such that as of both September 30, 2017 and December 31, 2016, no incremental contingent consideration was recorded.

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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

Acquisition-Related Expenses

Acquisition-related expenses include those expenses related to acquisitions that would otherwise not have been incurred by the Company. These expenses include professional, services and other costs, such as legal, audit, consulting, paying agent and other related expenses. The expense recorded in the three months ended September 30, 2017 relates to the pending merger with GENBAND. The expense recorded in the nine months ended September 30, 2017 primarily relates to the pending merger with GENBAND, plus approximately $56,000 of costs related to the Taqua acquisition. The acquisition-related expense recorded in both the three and nine months ended September 30, 2016 relates to the acquisition of Taqua. The Company's acquisition-related expense for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Professional and services fees	$1,543	$951	$6,278	$951

(3) EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. For periods in which the Company reports net income, diluted net earnings per share is determined by using the weighted average number of common and dilutive common equivalent shares outstanding during the period unless the effect is antidilutive.

The calculations of shares used to compute basic and diluted earnings (loss) per share are as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Weighted average shares outstanding—basic	49,753	49,402	49,472	49,436
Potential dilutive common shares	378	—	—	—
Weighted average shares outstanding—diluted	50,131	49,402	49,472	49,436

The Company has excluded 5.2 million weighted shares underlying options to purchase shares of the Company's common stock from the computation of diluted earnings per share for the three months ended September 30, 2017 because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive. Options to purchase the Company's common stock and unvested shares of restricted and performance-based stock aggregating 7.4 million shares have not been included in the computation of diluted loss per share for the nine months ended September 30, 2017 because their effect would have been antidilutive. Options to purchase the Company's common stock, unvested shares of restricted and performance-based stock and shares in connection with future purchases under the Company's Amended and Restated 2000 Employee Stock Purchase Plan, as amended (the "ESPP"), totaling 8.2 million shares for the three and nine months ended September 30, 2016 have not been included in the computation of diluted loss per share because their effect would have been antidilutive.

(4) CASH EQUIVALENTS AND INVESTMENTS

The Company invests in debt instruments, primarily U.S. government-backed, municipal and corporate obligations, which management believes to be high quality (investment grade) credit instruments.

During the nine months ended September 30, 2016, the Company sold $3.8 million of its available-for-sale securities and recognized gross losses aggregating $18,000, which is included as a component of Other income, net, in the Company's condensed consolidated statement of operations for that period. The Company did not sell any of its available-for-sale securities in the nine months ended September 30, 2017. Investments with continuous unrealized losses for one year or greater

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

at September 30, 2017 were nominal. However, the Company currently intends to liquidate approximately $50 million of marketable securities in the fourth quarter of 2017 in connection with the cash payments due for the pending merger with GENBAND. As a result of this planned liquidation, the Company expects to recognize losses of approximately $60,000.

On a quarterly basis, the Company reviews its marketable securities and investments to determine if there have been any events that could create a credit impairment. Based on its reviews, the Company does not believe that any impairment existed with its current holdings at September 30, 2017.

The amortized cost, gross unrealized gains and losses and fair value of the Company's marketable debt securities and investments at September 30, 2017 and December 31, 2016 were comprised of the following (in thousands):

	September 30, 2017
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$21,114	$—	$—	$21,114

Marketable securities
Municipal obligations	$1,085	$—	$—	$1,085
U.S. government agency notes	26,395	—	(43)	26,352
Corporate debt securities	23,163	—	(28)	23,135
Certificates of deposit	2,700	—	—	2,700
	$53,343	$—	$(71)	$53,272
Investments
U.S. government agency notes	$11,036	$—	$(23)	$11,013
Corporate debt securities	12,157	2	(20)	12,139
Certificates of deposit	3,866	—	—	3,866
	$27,059	$2	$(43)	$27,018

	December 31, 2016
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash equivalents	$6,619	$—	$—	$6,619

Marketable securities
Municipal obligations	$3,264	$—	$(3)	$3,261
U.S. government agency notes	16,477	3	(3)	16,477
Corporate debt securities	41,893	4	(45)	41,852
Certificates of deposit	246	—	—	246
	$61,880	$7	$(51)	$61,836
Investments
U.S. government agency notes	$19,473	$3	$(39)	$19,437
Corporate debt securities	10,520	—	(44)	10,476
Certificates of deposit	2,458	—	—	2,458
	$32,451	$3	$(83)	$32,371

The Company's available-for-sale debt securities classified as Investments in the condensed consolidated balance sheets at September 30, 2017 and December 31, 2016 had maturity dates after one year but within approximately two years or less from the balance sheet date.

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

The following table shows the fair value of the Company's financial assets at September 30, 2017 and December 31, 2016. These financial assets are comprised of the Company's available-for-sale debt securities and reported under the captions Cash and cash equivalents, Marketable securities and Investments in the condensed consolidated balance sheets (in thousands):

		Fair value measurements at September 30, 2017 using:
	Total carrying value at September 30, 2017	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents	$21,114	$21,114	$—	$—

Marketable securities
Municipal obligations	$1,085	$—	$1,085	$—
U.S. government agency notes	26,352	—	26,352	—
Corporate debt securities	23,135	—	23,135	—
Certificates of deposit	2,700	—	2,700	—
	$53,272	$—	$53,272	$—
Investments
U.S. government agency notes	$11,013	$—	$11,013	$—
Corporate debt securities	12,139	—	12,139	—
Certificates of deposit	3,866	—	3,866	—
	$27,018	$—	$27,018	$—

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

(5) INVENTORY

Inventory at September 30, 2017 and December 31, 2016 consists of the following (in thousands):

	September 30, 2017	December 31, 2016
On-hand final assemblies and finished goods inventories	$14,465	$15,346
Deferred cost of goods sold	3,317	4,237
	17,782	19,583
Less current portion	(16,282)	(18,283)
Noncurrent portion (included in Other assets)	$1,500	$1,300

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(6) INTANGIBLE ASSETS AND GOODWILL

The Company's intangible assets at September 30, 2017 and December 31, 2016 consist of the following (dollars in thousands):

September 30, 2017	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Developed technology	6.54	$34,980	$21,222	$13,758
Customer relationships	5.78	19,540	9,946	9,594
Internal use software	3.00	730	730	—
	6.23	$55,250	$31,898	$23,352

December 31, 2016	Weighted average amortization period (years)	Cost	Accumulated amortization	Net carrying value
Developed technology	6.54	$34,980	$16,453	$18,527
Customer relationships	5.78	19,540	7,870	11,670
Internal use software	3.00	730	730	—
	6.23	$55,250	$25,053	$30,197

Amortization expense for intangible assets for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three months ended		Nine months ended		Statement of operations classification
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Developed technology	$1,602	$1,455	$4,769	$4,537	Cost of revenue - product
Customer relationships	691	319	2,076	956	Sales and marketing
	$2,293	$1,774	$6,845	$5,493

Estimated future amortization expense for the Company's intangible assets at September 30, 2017 is as follows (in thousands):

Years ending December 31,
Remainder of 2017	$2,293
2018	6,615
2019	5,608
2020	4,166
2021	2,395
Thereafter	2,275
$23,352

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The changes in the carrying value of the Company's goodwill in the nine months ended September 30, 2017 were as follows (in thousands):

Balance at January 1, 2017
Goodwill	$52,499
Accumulated impairment losses	(3,106)
49,393
Purchase accounting adjustments - Taqua	498
Balance at September 30, 2017	$49,891

Balance at September 30, 2017
Goodwill	$52,997
Accumulated impairment losses	(3,106)
$49,891

The changes in the carrying value of the Company's goodwill in the nine months ended September 30, 2016 were as follows (in thousands):

Balance at January 1, 2016
Goodwill	$43,416
Accumulated impairment losses	(3,106)
40,310
Acquisition of Taqua	11,826
Balance at September 30, 2016	$52,136

Balance at September 30, 2016
Goodwill	$55,242
Accumulated impairment losses	(3,106)
$52,136

(7) ACCRUED EXPENSES
Accrued expenses at September 30, 2017 and December 31, 2016 consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Employee compensation and related costs	$14,941	$15,879
Other	8,830	10,007
	$23,771	$25,886

(8) RESTRUCTURING ACCRUAL

2016 Restructuring Initiative

In July 2016, the Company announced a program to further accelerate its investment in new technologies as the communications industry migrates to a cloud-based architecture (the "2016 Restructuring Initiative"), and that it planned to utilize most of the savings from this initiative to shift headcount toward new strategic initiatives, such as new products and an expanded go-to-market footprint in selected geographies and discrete vertical markets. The Company recorded $2.0 million of restructuring expense in the aggregate in connection with this initiative, comprised of $1.9 million for severance and related costs and $0.1 million to abandon its facility in Rochester, New York (the "Rochester Facility"). The actions under the 2016 Restructuring Initiative have been implemented and accordingly, the Company does not expect to record additional expense in connection with this initiative. The amounts accrued for severance and related costs had been fully paid by the end of the third

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

quarter of 2017. The Company expects that the amounts accrued for facilities will be paid by the end of October 2019, when the lease on the Rochester Facility expires.

In connection with the 2016 Restructuring Initiative, the Company recorded $0.5 million of restructuring expense in the nine months ended September 30, 2017. The amount recorded in the nine months ended September 30, 2017 is comprised of $0.4 million for severance and related costs and $0.1 million related to the Company's Rochester Facility. The Company did not record restructuring expense in the three months ended September 30, 2017. A summary of the 2016 Restructuring Initiative accrual activity for the nine months ended September 30, 2017 is as follows (in thousands):

	Balance at January 1, 2017	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at September 30, 2017
Severance	$497	$405	$(26)	$(876)	$—
Facilities	—	126	—	(22)	104
	$497	$531	$(26)	$(898)	$104

Taqua Restructuring Initiative

In connection with the acquisition of Taqua, the Company's management approved a restructuring plan in the third quarter of 2016 to eliminate certain redundant positions within the combined companies. On October 24, 2016, the Audit Committee of the Company's Board of Directors approved a broader Taqua restructuring plan related to headcount and redundant facilities (both restructuring plans, the "Taqua Restructuring Initiative"). The Company recorded $1.8 million of restructuring expense in the aggregate in connection with this initiative, comprised of $1.2 million for severance and related costs and $0.6 million related to the elimination of redundant facilities. The actions under the Taqua Restructuring Initiative have been implemented and accordingly, the Company does not expect to record additional expense in connection with this initiative. The amounts accrued for severance and related costs had been fully paid by the end of the third quarter of 2017. The Company expects that the amounts accrued for facilities will be paid by the end of 2018.

In connection with the Taqua Restructuring Initiative, the Company recorded $0.6 million of restructuring expense in the nine months ended September 30, 2017, comprised of $0.2 million for severance and related costs and $0.4 million related to redundant facilities. The Company did not record restructuring expense in the three months ended September 30, 2017. A summary of the Taqua Restructuring Initiative accrual activity for the nine months ended September 30, 2017 is as follows (in thousands):

	Balance at January 1, 2017	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at September 30, 2017
Severance	$384	$245	$(49)	$(580)	$—
Facilities	218	370	—	(275)	313
	$602	$615	$(49)	$(855)	$313

2015 Restructuring Initiative

To better align the Company's cost structure to its current revenue expectations, in April 2015, the Company announced a cost reduction review and restructuring initiative (the "2015 Restructuring Initiative"). A summary of the 2015 Restructuring Initiative accrual activity for the nine months ended September 30, 2017 is as follows (in thousands):

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

	Balance at January 1, 2017	Initiatives charged to expense	Adjustments for changes in estimate	Cash payments	Balance at September 30, 2017
Severance	$168	$—	$—	$(168)	$—

Balance Sheet Classification

At September 30, 2017, the Company's restructuring accruals aggregated $0.4 million, of which $0.2 million was included in Other long-term liabilities and represented future lease payments on restructured facilities. At December 31, 2016, the Company's restructuring accruals aggregated $1.3 million, of which approximately $62,000 was included in Other long-term liabilities and represented future lease payments on restructured facilities. The remainder of the restructuring accruals at both September 30, 2017 and December 31, 2016 are included in Accrued expenses in the condensed consolidated balance sheets.

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

(10) COMMON STOCK REPURCHASES

On July 29, 2013, the Company announced that its Board of Directors had authorized a stock buyback program to repurchase up to $100 million of the Company's common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. The Company may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. The Company has not implemented such a 10b5-1 repurchase program to date. The stock buyback program may be suspended or discontinued at any time. The stock buyback program is funded with the Company's working capital. The Company did not repurchase any shares during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, the Company spent $7.1 million, including transaction fees, to repurchase and retire 0.9 million shares of its common stock under the stock buyback program. At September 30, 2017, the Company had $5.4 million remaining under the stock buyback program for future repurchases.

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

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

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

Stock Options

The activity related to the Company's outstanding stock options for the nine months ended September 30, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2017	5,610,106	$15.73
Granted	6,480	$6.53
Exercised	(31,643)	$4.70
Forfeited	(35,107)	$13.79
Expired	(397,690)	$23.57
Outstanding at September 30, 2017	5,152,146	$15.19	4.81	$177
Vested or expected to vest at September 30, 2017	5,130,390	$15.21	4.79	$172
Exercisable at September 30, 2017	4,824,340	$15.25	4.63	$141

The grant date fair values of options to purchase common stock granted in the three and nine months ended September 30, 2017 were estimated using the Black-Scholes valuation model with the following assumptions:

	Three months ended	Nine months ended
	September 30, 2017	September 30, 2017
Risk-free interest rate	1.81%	1.81% - 1.95%
Expected dividends	—	—
Weighted average volatility	50.7%	51.2%
Expected life (years)	5.0	5.0

Additional information regarding the Company's stock options for the three and nine months ended September 30, 2017 is

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

as follows:

	Three months ended	Nine months ended
	September 30, 2017	September 30, 2017
Weighted average grant date fair value of stock options granted	$3.11	$3.00
Total intrinsic value of stock options exercised (in thousands)	$17	$80
Cash received from the exercise of stock options (in thousands)	$59	$149

Restricted Stock Awards and Units

The activity related to the Company's RSAs for the nine months ended September 30, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2017	2,030,028	$9.69
Granted	735,912	$6.86
Vested	(820,632)	$10.37
Forfeited	(25,426)	$13.02
Unvested balance at September 30, 2017	1,919,882	$8.28

The activity related to the Company's RSUs for the nine months ended September 30, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2017	110,219	$11.95
Granted	—	$—
Vested	(36,694)	$7.04
Forfeited	(11,628)	$8.71
Unvested balance at September 30, 2017	61,897	$7.05

The total fair value of shares of restricted stock granted under RSAs and RSUs that vested during the nine months ended September 30, 2017 was $8.8 million.

Performance-Based Stock Units

The activity related to the Company's PSUs for the nine months ended September 30, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at January 1, 2017	147,085	$12.11
Granted	165,000	$8.41
Vested	(47,856)	$13.04
Forfeited	(10,060)	$11.87
Unvested balance at September 30, 2017	254,169	$9.54

The total fair value of shares of restricted stock granted under PSUs that vested during the nine months ended September 30, 2017 was $0.6 million.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

The Company did not have outstanding PSAs during the nine months ended September 30, 2017 or at December 31, 2016.

Employee Stock Purchase Plan

The Company's ESPP provides for six-month offering periods with the purchase price of the stock equal to 85% of the lesser of the market price on the first or last day of the offering period. The maximum number of shares of common stock an employee may purchase during each offering period is 500, subject to certain adjustments pursuant to the ESPP.

In May 2017, the Compensation Committee determined to suspend all offering periods under the ESPP, effective September 1, 2017 until such time after the closing of the pending merger with GENBAND as the Compensation Committee determines is best in its sole discretion.

Stock-Based Compensation

The condensed consolidated statements of operations include stock-based compensation for the three and nine months ended September 30, 2017 and 2016 as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Product cost of revenue	$75	$95	$261	$259
Service cost of revenue	199	331	777	985
Research and development	1,095	1,298	3,650	3,687
Sales and marketing	871	3,048	1,690	5,292
General and administrative	1,647	1,636	5,009	5,241
	$3,887	$6,408	$11,387	$15,464

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

There is no income tax benefit for employee stock-based compensation expense for the nine months ended September 30, 2017 or September 30, 2016 due to the valuation allowance recorded.

At September 30, 2017, there was $15.4 million, net of expected forfeitures, of unrecognized stock-based compensation expense related to unvested stock options, awards, units and ESPP shares. This expense is expected to be recognized over a weighted average period of approximately two years.

In connection with the pending merger with GENBAND, the Company accelerated the vesting of all outstanding stock options and certain outstanding RSAs, RSUs and PSUs. As a result, the Company expects to record incremental stock-based compensation expense in the fourth quarter of 2017 related to these accelerations. Upon consummation of the merger, the shares underlying the accelerated portion of the RSAs, RSUs and PSUs will be issued and the vesting schedules for the remaining unvested RSAs, RSUs and PSUs will be adjusted to reflect this acceleration. Option holders had an opportunity to exercise their stock options, including the accelerated stock options, from October 20, 2017 through October 24, 2017, after which date all remaining outstanding stock options, with certain exceptions, were canceled.

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

(12) MAJOR CUSTOMERS

The following customers contributed 10% or more of the Company's revenue in at least one of the three or nine month periods ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Verizon Communications Inc.	16%	*	15%	*
AT&T Inc.	11%	12%	10%	13%
_______________________
* Represents less than 10% of revenue

At September 30, 2017, two customers accounted for 10% or more of the Company's accounts receivable balance, representing approximately 30% of the Company's accounts receivable balance in the aggregate. At December 31, 2016, no customer accounted for 10% or more of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable. The Company maintains an allowance for doubtful accounts and such losses have been within management's expectations.

(13) GEOGRAPHIC INFORMATION

The Company's classification of revenue by geographic area is determined by the location to which the product is shipped or where the services are performed. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
United States	75%	70%	71%	69%
Europe, Middle East and Africa	8	14	11	13
Japan	10	7	11	10
Other Asia Pacific	4	5	4	5
Other	3	4	3	3
	100%	100%	100%	100%

International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next, and accordingly, historical data may not be indicative of future periods.

(14) INCOME TAXES

The Company's income tax provisions for the nine months ended September 30, 2017 and 2016 reflect the Company's estimates of the effective rates expected to be applicable for the respective full years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on the Company's estimated tax expense for the full year. The estimated effective rates for the nine months ended September 30, 2017 and 2016 do not include any benefit for the Company's domestic losses, as the Company has concluded that a valuation allowance on any domestic benefit is required. Included in the Company's provision for the nine months ended September 30, 2016 is a discrete charge of $0.7 million related to an uncertain tax position of the Company's subsidiary in France.

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

The Holdings Complaint purported to seek monetary damages for the Company's alleged breach of the Earn-Out Agreement (which is described in Note 2 of this Quarterly Report on Form 10-Q and a copy of which is filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016) and an injunction of both the Taqua Restructuring Initiative and the GENBAND Merger.

On August 17, 2017, Holdings filed a Motion for Expedited Discovery. On August 18, 2017, the Company filed its Answer and Motion to Compel Arbitration and Stay Proceedings, requesting the Texas state court stay the proceedings in favor of arbitration, as provided by the terms of the Earn-Out Agreement. On August 22, 2017, Holdings filed its Opposition to the Company's Motion to Compel Arbitration and Stay Proceedings. Also on August 22, 2017, the Company filed its Response to Holdings' Motion for Expedited Discovery. On August 24, 2017, the Company filed a Reply in Support of its Motion to Compel Arbitration and Stay Proceedings. On August 25, 2017, a hearing was held on: (i) Holdings' Motion for Expedited Discovery and (ii) the Company's Motion to Compel Arbitration and Stay Proceedings. On August 29, 2017, the Texas state court denied Holdings' Motion for Expedited Discovery and granted the Company's Motion to Compel Arbitration and Stay Proceedings. Therefore, as of August 29, 2017, this lawsuit is stayed until further order of the court. Pursuant to the Membership Interest Purchase Agreement between the parties, dated September 26, 2016, the Company and Holdings have initiated non-binding mediation in an attempt to resolve this dispute. The Company does not expect the results of this suit to have a material adverse effect on its business or consolidated financial statements.

The Company is fully cooperating with an SEC inquiry regarding the development and issuance of the Company's first quarter 2015 revenue and earnings guidance. Based on recent communications with the SEC's Division of Enforcement (the "Staff"), the Company currently expects the Staff to seek approval of the SEC commissioners to initiate proceedings alleging securities law violations, including violations of Section 10(b) and 17(a) of the Exchange Act with respect to the development and issuance of the Company's first quarter 2015 revenue and earnings guidance which the Staff believes, based on its assessment of the matter, would warrant a $3.1 million fine against the Company. The Company believes the allegations are without merit and intends to vigorously contest the matter and the Staff's view. The Company recorded $1.6 million in the three months ended September 30, 2017 for potential fines in connection with this investigation.

In addition, the Company is often a party to disputes and legal proceedings that it considers routine and incidental to its business. Management does not expect the results of any of these actions to have a material effect on the Company's business or consolidated financial statements.

(16) SUBSEQUENT EVENTS

On October 26, 2017, the Company held the Special Stockholders' Meeting, at which the Company's stockholders voted to, among other things, adopt the Merger Agreement. The Company expects that the Mergers will be consummated on Friday, October 27, 2017.

On October 23, 2017, in connection with the pending merger with GENBAND, the Company committed to a restructuring initiative to reduce its post-transaction workforce by approximately 350 people, or approximately 15%, of combined Sonus and GENBAND employees worldwide. Cash expenditures of approximately $10 million to $12 million are anticipated to be

SONUS NETWORKS, INC.
Notes to Condensed Consolidated Financial Statements (Continued)
(unaudited)

incurred for severance and related costs. The actions are expected to be substantially completed by the end of 2018. Annual cash savings of approximately $45 million are anticipated as a result of this restructuring initiative.

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

Business Acquisition

On September 26, 2016 (the "Taqua Acquisition Date"), we acquired Taqua, LLC ("Taqua"), a leading supplier of IP communications systems, applications and services to mobile and fixed operators. Taqua enables the transformation of software-based service provider networks to deliver next-generation voice, video and messaging services, including VoIP, VoWiFi and Voice over Long-Term Evolution ("VoLTE"). The acquisition of Taqua has, among other things, accelerated our mobile strategy by adding a Virtualized Mobile Core ("VMC") Platform and an IP Multimedia Subsystem ("IMS") Service Core and expanded our fixed portfolio by adding a Class 5 Softswitch (the T7000) for Network Transformation projects and a Multimedia Controller used in IP Peering applications (the T7100), both of which are complementary to our current product offerings. In consideration for the acquisition of Taqua, we paid $19.9 million in cash to the sellers on the Taqua Acquisition Date, net of cash acquired. We also entered into an Earn-Out Agreement, dated as of September 26, 2016, with Taqua

Holdings, LLC and Jeffrey L. Brawner, the seller representative in the transaction, under which there is the potential for additional cash payments to the sellers if certain annual revenue thresholds are exceeded as measured annually through 2020. Based on historical and forecasted sales, no incremental contingent consideration was recorded as of either September 30, 2017 or December 31, 2016. The financial results of Taqua are included in our condensed consolidated financial statements starting on the Taqua Acquisition Date.

Pending Merger

On May 23, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with (i)_Solstice Sapphire Investments, Inc. ("NewCo") and its wholly-owned subsidiaries and (ii) GENBAND Holdings Company ("GENBAND") and two related holding companies such that, following a series of merger transactions (collectively, the "Mergers"), both the Company and GENBAND will each become a wholly-owned subsidiary of NewCo. Our former stockholders will own approximately 50%, and former shareholders of GENBAND will own approximately 50%, of the shares of NewCo common stock issued and outstanding immediately following the consummation of the Mergers.

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

We believe that Sonus' and GENBAND's complementary products, solutions and strategies position the combined company to deliver comprehensive solutions to service providers and enterprises migrating to a virtualized all-IP environment in an expanded customer and global footprint.

Pursuant to the Merger Agreement, NewCo will issue shares to the GENBAND equity holders, with the number of shares issued in the aggregate to the GENBAND equity holders equal to the number of shares of the Company’s common stock outstanding immediately prior to the closing date of the Mergers. In addition, NewCo will repay GENBAND’s long-term debt, including both principal and unpaid interest, to a related party totaling approximately $48 million and repay GENBAND’s management fees due to a representative of a majority shareholder totaling $10.3 million. NewCo will also pay an estimated $9.0 million of NewCo's transaction fees incurred in connection with the Mergers and issue a promissory note for $22.5 million to certain GENBAND equity holders.

NewCo will assume the liability under GENBAND's revolving credit facility with Silicon Valley Bank (the "GENBAND facility"), which had outstanding borrowings and letters of credit totaling $18.0 million and $2.9 million, respectively, at October 26, 2017. At October 26, 2017, the outstanding borrowings had an average interest rate of 4.67%.

Our Board of Directors unanimously approved the Merger Agreement and the transactions contemplated thereby. A special meeting of the Company's stockholders was held on Thursday, October 26, 2017, at which our stockholders voted to, among other things, approve the Merger Agreement. The Company expects that the Mergers will be consummated on Friday, October 27, 2017.

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

2016 Restructuring Initiative

In July 2016, we announced a program to further accelerate our investment in new technologies as the communications industry migrates to a cloud-based architecture (the "2016 Restructuring Initiative"), and that we planned to utilize most of the savings from this initiative to shift headcount toward new strategic initiatives, such as new products and an expanded go-to-market footprint in selected geographies and discrete vertical markets. We recorded $2.0 million of restructuring expense in the aggregate in connection with this initiative, comprised of $1.9 million for severance and related costs and $0.1 million to abandon our facility in Rochester, New York (the "Rochester Facility"). The actions under the 2016 Restructuring Initiative have been implemented and accordingly, we do not expect to record additional expense in connection with this initiative. The amounts accrued for severance and related costs had been fully paid by the end of the third quarter of 2017. We expect that the remaining amount accrued for facilities will be paid by the end of October 2019, when the lease on the Rochester Facility expires.

In connection with the 2016 Restructuring Initiative, we recorded $0.5 million of restructuring expense in the nine months ended September 30, 2017. We did not record restructuring expense in the three months ended September 30, 2017. The expense recorded in the nine months ended September 30, 2017 is comprised of $0.4 million for severance and related costs and $0.1 million related to the Rochester Facility.

Taqua Restructuring Initiative

In connection with the acquisition of Taqua, our management approved a restructuring plan in the third quarter of 2016 to eliminate certain redundant positions within the combined companies. On October 24, 2016, the Audit Committee of our Board of Directors approved a broader Taqua restructuring plan related to headcount and redundant facilities (both restructuring plans, the "Taqua Restructuring Initiative"). We recorded $1.8 million of restructuring expense in the aggregate in connection with this initiative, comprised of $1.2 million for severance and related costs and $0.6 million related to the elimination of redundant facilities. The actions under the Taqua Restructuring Initiative have been implemented and accordingly, we do not expect to record additional expense in connection with this initiative. The amounts accrued for severance and related costs had been fully paid by the end of the third quarter of 2017. We expect that the remaining amount accrued for facilities will be paid by the end of 2018.

In connection with the Taqua Restructuring Initiative, we recorded $0.6 million of restructuring expense in the nine months ended September 30, 2017, comprised of $0.2 million for severance and related costs and $0.4 million related to redundant facilities. We did not record restructuring expense in the three months ended September 30, 2017.

Financial Results

Our revenue was $74.6 million in the three months ended September 30, 2017 and $65.0 million in the three months ended September 30, 2016. Our revenue was $183.7 million in the nine months ended September 30, 2017 and $185.0 million in the nine months ended September 30, 2016.

Our gross profit was $54.5 million in the three months ended September 30, 2017 and $43.6 million in the three months ended September 30, 2016. Our gross profit was $124.7 million in the nine months ended September 30, 2017 and $122.2 million in the nine months ended September 30, 2016. Our gross profit as a percentage of revenue ("total gross margin") was 73.1% in the three months ended September 30, 2017 and 67.0% in the three months ended September 30, 2016. Our total gross margin was 67.9% in the nine months ended September 30, 2017 and 66.1% in the nine months ended September 30, 2016.

Our operating expenses were $50.6 million in the three months ended September 30, 2017 and $47.9 million in the three months ended September 30, 2016. Our operating expenses were $144.3 million in the nine months ended September 30, 2017 and $133.1 million in the nine months ended September 30, 2016. Operating expenses for the three months ended September 30, 2017 included $1.5 million of acquisition-related expense and $0.2 million of merger integration expense, both in connection with the pending merger with GENBAND. Operating expenses for the nine months ended September 30, 2017 included $1.1 million of restructuring expense as described above, $6.3 million of acquisition-related expense and $0.2 million of merger integration expense. The acquisition-related expense for the nine months ended September 30, 2017 is comprised of $6.2 million in connection with the pending merger with GENBAND and $0.1 million in connection with our acquisition of Taqua. The merger integration expense relates to the pending merger with GENBAND. The merger integration expense in both the three and nine months ended September 30, 2017 is included as a component of General and Administrative expense. We recorded $1.6 million of restructuring expense in both the three and nine months ended September 30, 2016, comprised of $1.2 million related to our 2016 Restructuring Initiative and $0.4 million related our Taqua Restructuring Initiative. We recorded $1.0 million of acquisition-related expense in both the three and nine months ended September 30, 2016 for professional fees, primarily legal fees, in connection with the acquisition of Taqua.

We recorded stock-based compensation expense of $3.9 million in the three months ended September 30, 2017 and $6.4 million in the three months ended September 30, 2016. We recorded stock-based compensation expense of $11.4 million in the nine months ended September 30, 2017 and $15.5 million in the nine months ended September 30, 2016. These amounts are included as components of both Cost of revenue and Operating expenses in our condensed consolidated statements of operations. In connection with the pending merger with GENBAND, we accelerated the vesting of all outstanding stock options and certain outstanding RSAs, RSUs and PSUs. As a result, we expect to record incremental stock-based compensation expense in the fourth quarter of 2017 related to these accelerations. Upon consummation of the merger, the shares underlying the accelerated portion of the RSAs, RSUs and PSUs will be issued and the vesting schedules for the remaining unvested RSAs, RSUs and PSUs will be adjusted to reflect this acceleration. Option holders had an opportunity to exercise their stock options, including the accelerated options, from October 20, 2017 through October 24, 2017, after which date all remaining outstanding stock options, with certain exceptions, were canceled.

The Compensation Committee of our Board of Directors (the "Compensation Committee") elected to reallocate the payment schedule in connection with our company-wide cash bonus program. For the year ended December 31, 2016, payment of 30% of the target bonus was allocable to achievement for the first half of the year, with 70% of the target bonus allocable to achievement for the second half of the year. For the year ended December 31, 2017, the Compensation Committee changed this allocation to 20% of the target bonus for the first half of the year and 80% of the target bonus for the second half of the year. As a result, we recorded less bonus expense in the first half of 2017 compared to the first half of 2016, with higher expense anticipated to be recorded in the second half of 2017 compared to the second half of 2016.

We reported income from operations of $3.9 million for the three months ended September 30, 2017 and a loss from operations of $4.3 million for the three months ended September 30, 2016. We reported losses from operations of $19.6 million for the nine months ended September 30, 2017 and $10.9 million for the nine months ended September 30, 2016.

We reported net income of $3.5 million for the three months ended September 30, 2017 and a net loss of $3.7 million for the three months ended September 30, 2016. We reported net losses of $19.5 million for the nine months ended September 30, 2017 and $11.3 million for the nine months ended September 30, 2016.

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

For a further discussion of our critical accounting policies and estimates, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There were no significant changes to our critical accounting policies from December 31, 2016 through September 30, 2017.

Results of Operations

Three and nine months ended September 30, 2017 and 2016

Any forward-looking statements regarding revenue, costs, gross margins and expenses in this "Results of Operations" discussion do not include the potential impact of the pending merger with GENBAND.

Revenue. Revenue for the three and nine months ended September 30, 2017 and 2016 was as follows (in thousands, except percentages):

	Three months ended		Increase from prior year
	September 30, 2017	September 30, 2016	$	%
Product	$44,120	$38,601	$5,519	14.3%
Service	30,509	26,410	4,099	15.5%
Total revenue	$74,629	$65,011	$9,618	14.8%

	Nine months ended		Increase (decrease) from prior year
	September 30, 2017	September 30, 2016	$	%
Product	$98,305	$108,719	$(10,414)	(9.6)%
Service	85,425	76,300	9,125	12.0%
Total revenue	$183,730	$185,019	$(1,289)	(0.7)%

Product revenue is comprised of sales of our communication infrastructure products.

The increase in product revenue in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily the result of higher sales of certain of our newer product offerings aggregating $11.4 million, including approximately $7 million of product revenue from a major customer, and $1.6 million related to products from our acquisition of Taqua. These increases were partially offset by $7.5 million of net decreases in sales of our older product offerings.

The decrease in product revenue in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily the result of lower sales of certain of our older products aggregating $22.6 million, partially offset by higher sales of certain of our newer product offerings aggregating $9.0 million and a $3.1 million increase related to products from our acquisition of Taqua.

Approximately 24% of our total product revenue in the three months ended September 30, 2017 was from indirect sales through our channel partner program, compared to approximately 32% in the three months ended September 30, 2016.

Approximately 29% of our total product revenue was from indirect sales through our channel partner program in the nine months ended September 30, 2017, compared to approximately 26% in the nine months ended September 30, 2016.

Our product revenue from sales to enterprise customers was approximately 22% of our total product revenue in the three months ended September 30, 2017, compared to approximately 21% in the three months ended September 30, 2016. Our product revenue from sales to enterprise customers was approximately 24% of our total product revenue in the nine months ended September 30, 2017, compared to approximately 20% in the nine months ended September 30, 2016. These sales were made both through our direct sales team and indirect sales channel partners.

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

Service revenue for the three and nine months ended September 30, 2017 and 2016 was comprised of the following (in thousands, except percentages):

	Three months ended		Increase from prior year
	September 30, 2017	September 30, 2016	$	%
Maintenance	$24,256	$22,263	$1,993	9.0%
Professional services	6,253	4,147	2,106	50.8%
	$30,509	$26,410	$4,099	15.5%

	Nine months ended		Increase from prior year
	September 30, 2017	September 30, 2016	$	%
Maintenance	$69,198	$64,290	$4,908	7.6%
Professional services	16,227	12,010	4,217	35.1%
	$85,425	$76,300	$9,125	12.0%

Our maintenance revenue increased in both the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, respectively, primarily due to the inclusion of maintenance revenue from our Taqua acquisition. Maintenance revenue attributable to our Taqua acquisition accounted for increases in maintenance revenue of $1.7 million in the three months ended September 30, 2017 and $4.7 million in the nine months ended September 30, 2017 compared to the same prior year periods.

The increase in our professional services revenue in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to the higher number of projects completed in the current year quarter compared to the same prior year quarter, including a large project with a major customer. The increase in our professional services revenue in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to higher-than-usual revenue resulting from the completion of several large projects in the first and third quarters of 2017, including the aforementioned major customer project, which more than offset the decline in professional services revenue in the second quarter of 2017 compared to the second quarter of 2016.

The timing of the completion of projects for revenue recognition, customer payments and maintenance contracts may cause our service revenue to fluctuate from one period to the next.

The following customers contributed 10% or more of our revenue in at least one of the three or nine month periods ended September 30, 2017 and September 30, 2016:

	Three months ended		Nine months ended
Customer	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Verizon Communications Inc.	16%	*	15%	*
AT&T Inc.	11%	12%	10%	13%
_______________________
* Represents less than 10% of revenue

Our classification of revenue by geographic area is determined by the location to which the product is shipped or where the services are performed. The following table summarizes revenue by geographic area as a percentage of total revenue:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
United States	75%	70%	71%	69%
Europe, Middle East and Africa	8	14	11	13
Japan	10	7	11	10
Other Asia Pacific	4	5	4	5
Other	3	4	3	3
	100%	100%	100%	100%

International revenue, both as a percentage of total revenue and absolute dollars, may vary from one period to the next, and accordingly, historical data may not be indicative of future periods.

Our deferred product revenue was $11.2 million at September 30, 2017 and $6.9 million at December 31, 2016. Our deferred service revenue was $43.8 million at September 30, 2017 and $43.8 million at December 31, 2016. Our deferred revenue balance may fluctuate as a result of the timing of revenue recognition, customer payments, maintenance contract renewals, contractual billing rights and maintenance revenue deferrals included in multiple element arrangements.

We expect that our product revenue in 2017 will decrease compared to 2016 levels, primarily due to continued consolidation among our customers and their suppliers. We will continue to focus on expanding our product offerings to address the emerging UC and IP-based markets in both the enterprise and service provider markets, which we believe are aligned with the technology strategies of our customers.

We expect that our service revenue in 2017 will increase from 2016 levels as a result of the continued growth of our installed customer base, coupled with the full year impact of maintenance revenue from our acquisition of Taqua.

Overall, we expect that total revenue in 2017 will be flat compared to 2016 total revenue.

Cost of Revenue/Gross Margin. Our cost of revenue consists primarily of amounts paid to third-party manufacturers for purchased materials and services, royalties, manufacturing and professional services personnel and related costs, and provision for inventory obsolescence. Our cost of revenue and gross margins for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands, except percentages):

	Three months ended		Increase (decrease) from prior year
	September 30, 2017	September 30, 2016	$	%
Cost of revenue
Product	$9,708	$12,285	$(2,577)	(21.0)%
Service	10,374	9,140	1,234	13.5%
Total cost of revenue	$20,082	$21,425	$(1,343)	(6.3)%
Gross margin
Product	78.0%	68.2%
Service	66.0%	65.4%
Total gross margin	73.1%	67.0%

	Nine months ended		Increase (decrease) from prior year
	September 30, 2017	September 30, 2016	$	%
Cost of revenue
Product	$28,748	$35,230	$(6,482)	(18.4)%
Service	30,285	27,572	2,713	9.8%
Total cost of revenue	$59,033	$62,802	$(3,769)	(6.0)%
Gross margin
Product	70.8%	67.6%
Service	64.5%	63.9%
Total gross margin	67.9%	66.1%

The increase in our product gross margin in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily attributable to product type mix, including sales of our higher margin software products (including the aforementioned $7 million of product revenue from a major customer), which increased our product gross margin by approximately eight percentage points, combined with higher product revenue against certain fixed manufacturing costs, which increased our product gross margin by approximately two percentage points.

The increase in product gross margin in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to product type mix, including sales of our higher margin software products, which increased our product gross margin by approximately five percentage points, partially offset by lower product revenue against certain fixed manufacturing costs, which decreased our product gross margin by approximately two percentage points.

The increase in service gross margin in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to higher service revenue, partially offset by higher service costs, which contributed a net increase of approximately one percentage point to our service gross margin. This net increase was partially offset by higher third party maintenance costs, which decreased our service gross margin by approximately one-half of one percentage point.

The increase in service gross margin in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to higher service revenue against slightly higher fixed costs, which increased our service gross margin by approximately one percentage point.

Although our fixed service costs increased in both the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016, respectively, these increases were more than offset by higher service revenue, resulting in the improved service gross margin.

We believe that our total gross margin will continue to be comparable to historical levels on an annualized basis for the foreseeable future.

Research and Development Expenses. Research and development expenses consist primarily of salaries and related personnel expenses and prototype costs for the design, development, testing and enhancement of our products. Research and development expenses for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands, except percentages):

			Increase from prior year
	September 30, 2017	September 30, 2016	$	%
Three months ended	$20,798	$18,230	$2,568	14.1%
Nine months ended	$61,071	$53,005	$8,066	15.2%

The increase in research and development expenses in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was attributable to $2.2 million of higher employee-related expenses, $0.2 million of higher product development (third-party development, prototype and equipment) costs and $0.2 million of net increases in other research and development expenses. The increase in employee-related expenses was attributable to $1.8 million of higher salary and related expenses and $0.8 million of higher expense related to our company-wide cash bonus program.

These increases were partially offset by $0.2 million of lower stock-based compensation expense and $0.2 million of lower travel, training and other employee expenses.

The increase in research and development expenses in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was attributable to $6.0 million of higher employee-related expenses and $2.1 million of higher product development costs. The increase in employee-related expenses was attributable to $6.6 million of higher salary and related expenses, partially offset by $0.6 million of lower expense in connection with our company-wide cash bonus program.

The increases in employee salary and related expenses in both the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 were primarily attributable to our increased investment in our security strategy, coupled with the inclusion of the Taqua research and development costs in the current year periods.

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

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries and related personnel costs, commissions, travel and entertainment expenses, promotions, customer trial and evaluations inventory and other marketing and sales support expenses. Sales and marketing expenses for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands, except percentages):

			Decrease from prior year
	September 30, 2017	September 30, 2016	$	%
Three months ended	$17,454	$18,103	$(649)	(3.6)%
Nine months ended	$47,850	$50,890	$(3,040)	(6.0)%

The decrease in sales and marketing expenses in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was attributable to $1.1 million of lower employee-related expenses and $0.1 million of lower expense related to evaluation equipment at customer sites. These decreases were partially offset by $0.4 million of higher amortization expense related to acquired intangible assets and $0.2 million of higher marketing and trade show expense. The decrease in employee-related expense is comprised of $2.2 million of lower stock-based compensation expense and $0.1 million of lower travel, training and other employee expenses, partially offset by $1.1 million of higher salary and commissions and related expenses and $0.1 million of higher expense in connection with our company-wide cash bonus program.

The decrease in sales and marketing expenses in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was attributable to $4.1 million of lower employee-related expenses and $0.6 million of net decreases in other sales and marketing expenses. These decreases were partially offset by $1.1 million of higher amortization expense related to acquired intangible assets and $0.6 million of higher marketing and trade show expenses. The decrease in employee-related expenses is comprised of $3.6 million of lower stock-based compensation expense, $0.8 million of lower expense in connection with our company-wide cash bonus program and $0.1 million of lower travel, training and other employee expenses, partially offset by $0.4 million of higher salary and commissions and related expenses. The decrease in stock-based compensation expense includes the reversal in the three months ended March 31, 2017 of $1.0 million of incremental stock-based compensation expense to correct an error in 2016 related to the acceleration of certain stock awards held by an executive who separated from the Company in 2016. Management had reviewed and considered the impact of the error and determined that it was not material to our consolidated financial results for the third and fourth quarters of 2016, as well as the 2016 fiscal year. Management has also determined that the correction of this error was not material to the results of operations for the 2017 completed reporting periods.

We believe that our sales and marketing expenses will decrease in 2017 from 2016 levels due to cost savings from our restructuring initiatives, partially offset by the inclusion of Taqua's expenses in 2017.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related personnel costs for executive and administrative personnel, recruiting expenses and audit, legal and other professional fees. General and administrative expenses for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands, except percentages):

			Increase from prior year
	September 30, 2017	September 30, 2016	$	%
Three months ended	$10,833	$8,998	$1,835	20.4%
Nine months ended	$27,993	$26,656	$1,337	5.0%

The increase in general and administrative expenses in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was attributable to $1.6 million of expense accrued for potential fines in connection with the ongoing U.S. Securities and Exchange Commission ("SEC") investigation, $0.5 million of higher employee-related expenses, $0.2 million of merger integration expense in connection with the pending merger with GENBAND and $0.1 million of net increases in other general and administrative expenses. These increases were partially offset by $0.6 million of lower professional fees (i.e., legal, audit and outside services). The decrease in professional fees was primarily attributable to lower legal fees. The increase in employee-related expenses was attributable to $0.3 million of higher expense in connection with our company-wide cash bonus program, $0.1 million of higher salary and related expenses and $0.1 million of higher travel, training and other employee expenses.

The increase in general and administrative expenses in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was attributable to $0.7 million of higher professional fees, $0.5 million of net increases in costs related to legal matters, $0.2 million of merger integration expense in connection with the pending merger with GENBAND and $0.1 million of net increases in other general and administrative expenses. These increases were partially offset by $0.2 million of lower employee-related expenses. The increase in professional fees was primarily attributable to litigation. The net increases in costs related to legal matters was comprised of the $1.6 million of expense related to the SEC investigation described above, partially offset by the absence in the nine months ended September 30, 2017 of $0.6 million of patent litigation settlement costs recorded in the nine months ended September 30, 2016, plus the reversal in the nine months ended September 30, 2017 of $0.5 million of previously recorded expense to reflect a change in the initial estimate of costs for certain legal matters. The decrease in employee-related expenses was attributable to $0.3 million of lower expense in connection with our company-wide cash bonus program and $0.2 million of lower stock-based compensation expense, partially offset by $0.3 million of higher salary and related expenses.

We believe that our general and administrative expenses will increase in 2017 compared to 2016, primarily due to higher legal and settlement costs.

Acquisition-Related Expenses. Acquisition-related expenses include those expenses related to business acquisitions that would not otherwise have been incurred by us. These expenses include professional, services and other costs, such as legal, audit, consulting, paying agent and other related expenses. We recorded $1.5 million of acquisition-related expenses in the three months ended September 30, 2017 related to our pending merger with GENBAND, primarily comprised of legal, investment banking and accounting fees. The $6.3 million of acquisition-related expenses in the nine months ended September 30, 2017 was comprised of the costs described above as well as $56,000 for professional fees recorded in the first quarter of 2017 in connection with our acquisition of Taqua. We recorded acquisition-related expenses of $1.0 million in both the three and nine months ended September 30, 2016 for professional fees, primarily legal fees, in connection with our acquisition of Taqua.

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

We recorded $1.1 million of restructuring expense in the nine months ended September 30, 2017, comprised of $0.5 million in connection with our 2016 Restructuring Initiative and $0.6 million in connection with our Taqua Restructuring Initiative. We did not record restructuring expense in the three months ended September 30, 2017.

We recorded restructuring expense aggregating $1.6 million in both the three and nine months ended September 30, 2016, comprised of $1.2 million related to our 2016 Restructuring Initiative and $0.4 million related to our Taqua Restructuring Initiative for severance and related costs.

Although we have eliminated positions as part of our restructuring initiatives, we continue to hire in certain other areas that we believe are important to our future growth. We currently expect that the remaining restructuring accruals, all of which are related to facilities, will be paid through the remaining terms of the respective leases, the last of which expires in the third quarter of 2019.

Interest Income (Expense), Net. Interest income and interest expense for the three and nine months ended September 30, 2017 and 2016 were as follows (in thousands, except percentages):

	Three months ended		Increase from prior year
	September 30, 2017	September 30, 2016	$	%
Interest income	$269	$217	$52	24.0%
Interest expense	(9)	(8)	1	12.5%
Interest income, net	$260	$209	$51	24.4%

	Nine months ended		Increase from prior year
	September 30, 2017	September 30, 2016	$	%
Interest income	$800	$617	$183	29.7%
Interest expense	(28)	(27)	1	3.7%
Interest income, net	$772	$590	$182	30.8%

Interest income consists of interest earned on our cash equivalents, marketable securities and investments. Interest expense relates to interest on capital lease obligations and expense related to the amortization of debt issuance costs in connection with our revolving credit facility.

Income Taxes. We recorded provisions for income taxes of $1.3 million in the nine months ended September 30, 2017 and $1.9 million in the nine months ended September 30, 2016. These amounts reflect our estimates of the effective rates expected to be applicable for the respective full fiscal years, adjusted for any discrete events, which are recorded in the period that they occur. These estimates are reevaluated each quarter based on our estimated tax rate for the full fiscal year. The estimated amounts recorded do not include any benefit for our domestic losses, as we have concluded that a valuation allowance on any domestic benefit is required. Included in our provision for the nine months ended September 30, 2016 was a discrete charge of $0.7 million related to an uncertain tax position of our subsidiary in France.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial position, changes in financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

Our consolidated statements of cash flows are summarized as follows (in thousands):

	Nine months ended
	September 30, 2017	September 30, 2016	Change
Net loss	$(19,538)	$(11,301)	$(8,237)
Adjustments to reconcile net loss to cash flows provided by operating activities	23,608	26,863	(3,255)
Changes in operating assets and liabilities	4,977	(5,514)	10,491
Net cash provided by operating activities	$9,047	$10,048	$(1,001)
Net cash provided by (used in) investing activities	$10,544	$(20,647)	$31,191
Net cash used in financing activities	$(533)	$(7,206)	$6,673

Our cash, cash equivalents, and short- and long-term investments totaled $131.6 million at September 30, 2017 and $126.1 million at December 31, 2016. We had cash and short-term investments held by our foreign subsidiaries aggregating approximately $5 million at both September 30, 2017 and December 31, 2016. We do not intend to repatriate these funds and, as such, they are not available to finance our domestic operations. If we were to repatriate the funds, they would likely be treated as income for U.S. tax purposes, fully offset by our net operating losses. We do not believe this would have a material impact on our liquidity.

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

On July 29, 2013, we announced that our Board of Directors had authorized a stock buyback program to repurchase up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions. The stock buyback program is being funded using our working capital. During the nine months ended September 30, 2017, we did not repurchase any shares under our stock buyback program. During the nine months ended September 30, 2016, we repurchased and retired 0.9 million shares under our stock buyback program for $7.1 million in the aggregate, including transaction fees. This amount is included in financing activities in our condensed consolidated statement of cash flows for the nine months ended September 30, 2016.

Our operating activities provided $9.0 million of cash in the nine months ended September 30, 2017 and $10.0 million of cash in the nine months ended September 30, 2016.

Cash provided by operating activities in the nine months ended September 30, 2017 was primarily the result of higher deferred revenue and accounts payable, and lower accounts receivable. These amounts were partially offset by lower accrued expenses and other long-term liabilities, and higher other operating assets. Our lower accounts receivable primarily reflects our focused collections efforts. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments made in connection with our company-wide cash bonus program and sales commissions, as well as payments made in connection with our previously recorded restructuring initiatives. Our net loss, adjusted for non-cash operating activities, provided $4.1 million of cash.

Cash provided by operating activities in the nine months ended September 30, 2016 was primarily the result of lower accounts receivable and inventory. These amounts were partially offset by an increase in other operating assets and decreases in accrued expenses and other long-term liabilities, accounts payable and deferred revenue. Our lower accounts receivable primarily reflects our focused collections efforts. The decrease in accrued expenses and other long-term liabilities was primarily related to employee compensation and related costs, including payments made in connection with our company-wide cash bonus program and sales commissions, as well as payments made in connection with our previously recorded restructuring initiatives. Our net loss, adjusted for non-cash operating activities, provided $15.6 million of cash.

Our investing activities provided $10.5 million of cash in the nine months ended September 30, 2017, comprised of $13.2 million of net maturities of marketable securities and $0.6 million of cash received from the sale of IPv4 address blocks, partially offset by $3.3 million of investments in property and equipment.

Our investing activities used $20.6 million of cash in the nine months ended September 30, 2016, comprised of $20.7 million of cash paid as consideration for business acquisitions, including $19.9 million related to the acquisition of Taqua and $0.8 million paid as the final consideration installment for the acquisition of certain assets of Treq Labs, Inc. ("Treq") related to Treq's software-defined networking ("SDN") technology, SDN controller software and SDN management software (the "SDN Business"), coupled with $3.6 million of investments in property and equipment. These amounts were partially offset by $2.9 million of net sales and maturities of marketable securities.

Our financing activities used $0.5 million of cash in the nine months ended September 30, 2017, comprised of $1.9 million used to pay withholding obligations related to the net share settlement of restricted stock awards upon vesting and approximately $30,000 for payments on our capital leases for office equipment. These amounts were partially offset by $1.3 million of proceeds from the sale of our common stock in connection with our Amended and Restated Employee Stock Purchase Plan ("ESPP") and $0.1 million of proceeds from the exercise of stock options.

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

Based on our current expectations, we believe our current cash, cash equivalents, marketable securities and long-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least twelve months, including any future stock repurchases under the aforementioned stock buyback program and any cash paid in connection with the pending merger with GENBAND. We expect that NewCo will have in place (through GENBAND, following the Mergers) a $50 million revolving credit facility, with potential further increases available for a total revolving line of credit of up to $125 million, at the time of the consummation of the pending merger with GENBAND (the "GENBAND facility"). At October 26, 2017, the GENBAND facility had $29.1 million available for future borrowings, including letters of credit. At October 26, 2017, outstanding borrowings and letters of credit totaled $18.0 million and $2.9 million, respectively. The outstanding borrowings of $18.0 million under the GENBAND facility had an average interest rate of 4.67% at October 26, 2017. GENBAND has advised us that it was in compliance with all covenants related to the GENBAND facility at September 30, 2017. It is difficult to predict future liquidity requirements with certainty. The rate at which we will consume cash will be dependent on the cash needs of future operations, including changes in working capital, which will, in turn, be directly affected by the successful implementation of our cost reduction initiatives, the levels of demand for our products, the timing and rate of expansion of our business, the timing of consummation of the GENBAND merger, the resources we devote to developing our products and any settlements of legal proceedings. We anticipate devoting substantial capital resources to continue our research and development efforts, to maintain our sales, support and marketing, to improve our controls environment, for other general corporate activities and to vigorously defend against existing and potential litigation. See Note 15 to our condensed consolidated financial statements for a description of our contingencies.

Recent Accounting Pronouncements

Any forward-looking statements regarding the potential impact of recent accounting pronouncements do not include the potential impact of the pending merger with GENBAND.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) Section A - Leases: Amendments to the FASB Accounting Standards Codification ("ASU 2016-02"), its new standard on accounting for leases. ASU 2016-02 introduces a lessee model that brings most leases onto the balance sheet. The new standard also aligns many of the underlying principles of the new lessor model with those in ASC 606, the FASB's new revenue recognition standard (i.e., those related to evaluating when profit can be recognized). Furthermore, ASU 2016-02 addresses other concerns related to the current leases model. For example, ASU 2016-02 eliminates the current GAAP requirement for an entity to use bright-line tests in determining lease classification. ASU 2016-02 is effective for us for both interim and annual periods beginning January 1, 2019. Upon adoption of ASU 2016-02, we will recognize lease obligations for the right to use these assets in connection with our existing lease agreements. We are currently assessing the potential impact of the adoption of ASU 2016-02 on our consolidated financial statements and accordingly, such amounts to be recognized in the balance sheet have yet to be determined.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers, along with additional ASUs which, among other things, clarified the implementation of the new revenue guidance and delayed the adoption by one year, to January 1, 2018 (collectively, the "New Revenue Standard"). The New Revenue Standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. The New Revenue Standard applies to all contracts with customers that are within the scope of other topics in the FASB ASC. Certain of the New Revenue Standard's provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property, plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. We continue to assess the potential impact of the adoption of the New Revenue Standard on our consolidated financial statements, and currently believe that such adoption will, in general, accelerate the recognition of revenue (i.e., more revenue will be recognized upon delivery than is currently recognized ratably or upon payment) compared to the current standards in effect, in particular, sales of software-only products and sales to customers currently accounted for on a cash basis. We currently expect to adopt the New Revenue Standard using the modified retrospective option, and are in the process of updating our revenue recognition software to comply with the New Revenue Standard. Under the modified retrospective method, we will apply the New Revenue Standard to all contracts not yet completed as of January 1, 2018, recognizing in beginning Accumulated deficit an adjustment for the cumulative effect of the change and providing additional disclosures comparing results to those as if we were still following the previous accounting standards. We currently expect that the adjustment to Accumulated deficit will be approximately $1 million.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

On July 19, 2017, Taqua Holdings, LLC ("Holdings") filed a lawsuit against us, GENBAND, Taqua and several of our merger-related subsidiaries and GENBAND's merger-related holding companies (collectively, the "Holdings Lawsuit Defendants") in Texas state court, District of Dallas County (Case No. DC-17-08630) based on the parties' Earn-Out Agreement (the "Holdings Complaint") which expressly provides that we are to have "the absolute right and sole and absolute discretion to operate and otherwise make decisions with respect to the conduct of the Business." The lawsuit alleges that: (i) we purportedly breached the Earn-Out Agreement by implementing a restructuring plan, the Taqua Restructuring Initiative, that was allegedly intended to undermine Taqua's business and our payment obligation; and (ii) we purportedly acquired Taqua for the purpose of eliminating Taqua as a competitor before tour pending merger with GENBAND (the "GENBAND Merger"), and that we never intended to promote Taqua products.

The Holdings Complaint purports to seek monetary damages for our alleged breach of the Earn-Out Agreement (which is described in Note 2 of this Quarterly Report on Form 10-Q and a copy of which is filed as Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2016) and an injunction of both the Taqua Restructuring Initiative and the GENBAND Merger.

On August 17, 2017, Holdings filed a Motion for Expedited Discovery. On August 18, 2017, the Company filed its Answer and Motion to Compel Arbitration and Stay Proceedings, requesting the Texas state court stay the proceedings in favor of arbitration, as provided by the terms of the Earn-Out Agreement. On August 22, 2017, Holdings filed its Opposition to the Company's Motion to Compel Arbitration and Stay Proceedings. Also on August 22, 2017, the Company filed its Response to Holdings' Motion for Expedited Discovery. On August 24, 2017, the Company filed a Reply in Support of its Motion to Compel Arbitration and Stay Proceedings. On August 25, 2017, a hearing was held on: (i) Holdings' Motion for Expedited Discovery and (ii) the Company's Motion to Compel Arbitration and Stay Proceedings. On August 29, 2017, the Texas state court denied Holdings' Motion for Expedited Discovery and granted the Company's Motion to Compel Arbitration and Stay Proceedings. Therefore, as of August 29, 2017, this lawsuit is stayed until further order of the court. Pursuant to the Membership Interest Purchase Agreement between the parties, dated September 26, 2016, together with Holdings, we have initiated non-binding mediation in an attempt to resolve this dispute. We do not expect the results of this suit to have a material adverse effect on its business or consolidated financial statements.

We are fully cooperating with an SEC inquiry regarding the development and issuance of our first quarter 2015 revenue and earnings guidance. Based on recent communications with the SEC's Division of Enforcement (the "Staff"), we currently expect the Staff to seek approval of the SEC commissioners to initiate proceedings alleging securities law violations, including violations of Section 10(b) and 17(a) of the Securities Exchange Act of 1934, as amended, with respect to the development and issuance of our first quarter 2015 revenue and earnings guidance which the Staff believes, based on its assessment of the matter, would warrant a $3.1 million fine against us. We believe the allegations are without merit and intend to vigorously contest the matter and the Staff's view. We recorded $1.6 million in the three months ended September 30, 2017 for potential fines in connection with this investigation.

We are often a party to disputes and legal proceedings that we consider routine and incidental to our business. Management does not expect the results of any of these actions to have a material effect on our business or consolidated financial statements.

Item 1A.    Risk Factors

We have revised and updated our discussion of the risk factors affecting our business since those presented in our Quarterly Report on Form 10-Q, Part II, Item 1A. for the quarter ended June 30, 2017.  The following discussion includes two revised risk factors: "Completion of the pending GENBAND merger is subject to conditions and if these conditions are not satisfied or waived, the merger will not be completed" and “We may face risks related to litigation that could result in significant legal expenses and settlement or damage awards,"which reflect material developments subsequent to the discussion of risk factors included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.  Except for the risk factors noted above, there have been no material changes in our assessment of our risk factors from those set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017. For convenience, all of our risk factors are included below.

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

Although we reported net income for the third quarter of 2017, we incurred net losses in the first and second quarters of 2017, as well as in fiscal years 2016 and 2015. We may incur additional net losses in future quarters and years. Our revenues may not grow and we may never generate sufficient revenues to sustain profitability.

Completion of the pending GENBAND merger is subject to conditions and if these conditions are not satisfied or waived, the merger will not be completed.

On May 23, 2017, we announced that we had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Solstice Sapphire Investments, Inc., a wholly-owned subsidiary of the Company (“NewCo”), Solstice Sapphire, Inc., a wholly-owned subsidiary of NewCo (“Solstice Merger Sub”), Green Sapphire Investments LLC, a wholly-owned subsidiary of NewCo (“Cayman Merger Sub”), Green Sapphire LLC, a wholly-owned subsidiary of NewCo (“GB Merger Sub”), GENBAND Holdings Company (“GENBAND”), GENBAND Inc. (“GB”) and GENBAND II, Inc. (“GB II”), pursuant to which (i) Solstice Merger Sub will merge with and into the Company, with the Company surviving such merger as a wholly-owned subsidiary of NewCo, (ii) Cayman Merger Sub will merge with and into GENBAND, with GENBAND surviving such merger as a wholly-owned subsidiary of NewCo, (iii) GB will merge with and into GB Merger Sub, with GB Merger Sub surviving such merger as a wholly-owned subsidiary of NewCo and (iv) GB II will merge with and into GB Merger Sub, with GB Merger Sub surviving such merger as a wholly-owned subsidiary of NewCo (such mergers in (i) through (iv) above, collectively, the “Mergers”). Our obligations to complete the Mergers are subject to the satisfaction or waiver of certain conditions.

The failure to satisfy all of the required conditions could delay the completion of the Mergers by a significant period of time or prevent the Mergers from occurring. Any delay in completing the Mergers could cause us to not realize some or all of the benefits that we expect to achieve if the Mergers are successfully completed within the expected timeframe.

If we are unable to complete the pending Mergers, we may have incurred substantial expense and diverted significant management time and resources from our ongoing business. In addition, if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we may be required to pay GENBAND a termination fee of $14.5 million.

Although the Company's stockholders and the stockholders of GENBAND, GB and GB II have approved the respective mergers and the U.S. Federal Trade Commission granted early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, there can be no assurance that the other conditions to closing the Mergers will be satisfied or waived or that the Mergers will be completed.

Combining Sonus and GENBAND may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the pending Mergers may not be realized.

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

We recorded net restructuring expense of $11.6 million in the aggregate from January 1, 2014 through September 30, 2017, comprised of $10.5 million for severance and related costs, $0.9 million for the consolidation of certain facilities and $0.2 million for the write-off of assets associated with the headcount reduction and facilities consolidations.

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

The market for technology stocks has been, and will likely continue to be, volatile. The following factors, among others, could cause the market price of our common stock to fluctuate significantly:

•	addition or loss of any major customer;

•	continued significant declines in customer spending in the media gateway trunking business;

•	decreased spending by customers in the SBC and/or DSC security businesses;

•	consolidation of our customers and among our competitors in the telecommunications industry;

•	changes in the financial condition or anticipated capital expenditure purchases of any existing or potential major customer;

•	economic conditions for the telecommunications, networking and related industries;

•	quarterly variations in our bookings, revenues and operating results;

•	changes in financial estimates by securities analysts;

•	speculation in the press or investment community;

•	announcements by us or our competitors of significant contracts, new products or acquisitions, distribution partnerships, joint ventures, mergers or capital commitments;

•	if the pending Mergers are not consummated;

•	activism by any single large stockholder or combination of stockholders;

•	sales of common stock or other securities by us or by our stockholders in the future;

•	securities and other litigation;

•	repurchases under our stock buyback program;

•	announcement of a stock split, reverse stock split, stock dividend or similar event; and/or

•	emergence or adoption of new technologies or industry standards.

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

From time to time, we are subject to claims and litigation regarding intellectual property rights or other claims, which could seriously harm our business and require us to incur significant costs. In the past, we have also been named as a defendant in other securities class action and derivative lawsuits. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these lawsuits. Defending against litigation may require significant attention and resources of management. Regardless of the outcome, such litigation could result in significant legal expenses. We are fully cooperating with an SEC inquiry regarding the development and issuance of our first quarter 2015 revenue and earnings guidance. Based on recent communications with the SEC's Division of Enforcement (which we refer to as the "Staff"), we currently expect the Staff to seek approval of the SEC Commissioners to initiate proceedings alleging securities laws violations, including violations of Section 10(b) and 17(a) of the Exchange Act with respect to the development and issuance of our first quarter 2015 revenue and earnings guidance which the Staff believes, based on its assessment of the matter, would warrant a $3.1 million fine against us. We believe the allegations are without merit and intend to vigorously contest the matter and the Staff's view. We recorded $1.6 million in the three months ended September 30, 2017 for potential fines in connection with this investigation.

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

The Department of Defense ("DOD") has issued specific requirements for IP networking products for features and interoperability. In order for a vendor's product to be used to connect to the DOD network, that product must pass a series of significant tests and be certified by the Joint Interoperability Test Command (“JITC”). Certain of our products are already certified by JITC, including the Sonus SBC 5110, the Sonus SBC 5210 and the SWe session border controllers, as well as the VX900 VoIP Secure Voice Gateway. However, if we are unable to obtain JITC certification as needed, our DOD sales, and hence our revenue and results of operations, may suffer.

Consolidation in the telecommunications industry could harm our business.

The telecommunications industry, including many of our customers, has experienced consolidation, such as the pending acquisitions of Level 3 Communications, Inc. by CenturyLink, Inc. and of Hawaiian Telecom, Inc. by Cincinnati Bell Inc., the acquisition of XO Communications, LLC by Verizon Communications Inc. in February 2017, the acquisition of Polycom, Inc. by Siris Capital Group LLC, a private equity investment firm, in September 2016, the acquisition of Time Warner Cable Inc. and Bright House Networks by Charter Communications, Inc. in May 2016, the acquisition of Aruba Networks, Inc. by HP Inc. in May 2015, the acquisition of Mavenir Systems, Inc. by Mitel Networks Corporation in April 2015, the acquisition of Riverbed Technology, Inc. by Thoma Bravo, a private equity investment firm, in April 2015, the acquisition of Dialogic Inc. by Novacap TMT IV, L.P. in 2014, and the acquisitions of Acme Packet, Inc. and Tekelec by Oracle Corporation in 2013, and we expect this trend to continue. Consolidation among our customers may cause delays or reductions in capital expenditure plans and/or increased competitive pricing pressures as the number of available customers declines and the relative purchasing power of customers increases in relation to suppliers. Any of these factors could adversely affect our business.

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

Under generally accepted accounting principles, we review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Our intangible assets increased by approximately $12 million in 2016 as a result of our acquisition of Taqua, $11 million in 2015 as a result of our acquisition of the SDN Business and $17 million in 2014 as a result of our acquisition of PT. At September 30, 2017, we had $23.4 million of intangible assets, net, recorded in our consolidated balance sheet. Goodwill, which increased by approximately $9 million in 2016 as a result of our acquisition of Taqua, $1 million in 2015 as a result of our acquisition of the SDN Business and $7 million in 2014 as a result of our acquisition of PT (net of the reduction of goodwill related to the sale of PT's Multi-Protocol Server business), is tested for impairment at least annually. At September 30, 2017, we had $49.9 million of goodwill recorded in our consolidated balance sheet. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include significant underperformance relative to plan or long-term projections, strategic changes in business strategy, significant negative industry or economic trends, significant change in circumstances relative to a large customer, significant decline in our stock price for a sustained period and decline in our market capitalization to below net book value.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the shares of common stock repurchased by us for the periods indicated:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3)
July 1, 2017 to July 31, 2017	79	$7.78	—	$5,429,481
August 1, 2017 to August 31, 2017	14,468	$6.88	—	$5,429,481
September 1, 2017 to September 30, 2017	56,234	$7.08	—	$5,429,481
Total	70,781	$7.04	—	$5,429,481

(1) Upon vesting of restricted stock awards, our employees are permitted to return to us a portion of the newly vested shares to satisfy the tax withholding obligations that arise in connection with such vesting. During the third quarter of 2017, 70,781 shares of restricted stock were returned to us by employees to satisfy tax withholding obligations arising in connection with vesting of restricted stock, which shares are included in this column.

(2) Consists of shares repurchased pursuant to a stock buyback program announced on July 29, 2013 (the "2013 Buyback Program"). Under the 2013 Buyback Program our Board of Directors authorized the repurchase of up to $100 million of our common stock from time to time on the open market or in privately negotiated transactions. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions and other factors. We may elect to implement a 10b5-1 repurchase program, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. The 2013 Buyback Program may be suspended or discontinued at any time. The 2013 Buyback Program is being funded using our working capital. There were no shares repurchased under the 2013 Buyback Program during the third quarter of 2017.

(3) Represents amounts that remain available for repurchases under the 2013 Buyback Program.

Item 5. Other Information

On October 23, 2017, in connection with the pending merger with GENBAND, the Company committed to a restructuring initiative to reduce its post-transaction workforce by approximately 350 people, or approximately 15%, of combined Sonus and GENBAND employees worldwide. Cash expenditures of approximately $10 million to $12 million are anticipated to be incurred for severance and related costs. The actions are expected to be substantially completed by the end of 2018. Annual cash savings of approximately $45 million are anticipated as a result of this restructuring initiative.

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

Date: October 26, 2017	SONUS NETWORKS, INC.

By:	/s/ Susan M. Villare
Susan M. Villare Chief Financial Officer (Interim) (Principal Financial Officer and Principal Accounting Officer)